Form 10QSB
period 1996-06-30
GEORGIA BANK FINANCIAL CORP /GA
filed 1996-08-14
CIK 880116

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)

 X   Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act
- ---
     of 1934
     For the quarterly period ended June 30, 1996.
                                    -------------

                                       or

___ Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from _______________ to ________________.

                          Commission File No.  0-23980
                                               -------

                       Georgia Bank Financial Corporation
                       ----------------------------------
       (Exact name of small business issuer as specified in its charter)

       Georgia                                          58-2005097
       -------                                          ----------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

                   3530 Wheeler Road, Augusta, Georgia 30909
                   -----------------------------------------
                    (Address of principal executive offices)

                                 (706) 738-6990
                                 --------------
                (Issuer's telephone number, including area code)

                                 Not Applicable
                                 --------------
   (Former name, former address and former fiscal year, if changed since last report)

          Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes   X     No
    -----      -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          1,341,479 shares of common stock, $3.00 par value per share, issued and outstanding as of June 30, 1996.

          Transitional Small Business Disclosure Format (check one): Yes
                                                                        ----
No   X
   -----

                      GEORGIA BANK FINANCIAL CORPORATION
                                  FORM 10-QSB
                                     INDEX

                                                                                       Page
PART I   Financial Information

         Item 1.  Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets as of June 30, 1996,
                       and December 31, 1995                                             2

                  Condensed Consolidated Statements of Income for the quarter ended June 30, 1996 and June 30, 1995 and the
                       six months ended June 30, 1996 and June 30, 1995                  3

                  Condensed Consolidated Statement of Cash Flows for the
                       six months ended June 30, 1996 and June 30, 1995                  4

                  Notes to Consolidated Financial Statements                             5

         Item 2.  Management Discussion and Analysis of
                       Financial Condition and Results of Operations                     6

PART II  Other Information

         Item 1.  Legal Proceedings                                                      *

         Item 2.  Changes in Securities                                                  *

         Item 3.  Defaults Upon Senior Securities                                        *

         Item 4.  Submission of Matters to a Vote of Security-Holders                   11

         Item 5.  Other Information                                                      *

         Item 6.  Exhibits and Reports on Form 8-K                                      12


SIGNATURE                                                                               13

* No information submitted under this caption.

                                    PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

                          Consolidated Balance Sheets

                              ASSETS
                                                                                June 30,
                                                                                 1996                     December 31,
                                                                              (Unaudited)                    1995
                                                                           ----------------             ---------------
Cash and due from banks                                                    $     10,650,128             $    12,725,123
Federal funds sold                                                                5,230,000                           -
                                                                           ----------------             ---------------
     Cash and cash equivalents                                                   15,880,128                  12,725,123
                                                                           ----------------             ---------------

Investment Securities
     Available-for-sale                                                          43,439,837                  33,434,524
     Held-to-maturity (market values of
       $2,013,777 and $2,024,126, respectively)                                   2,014,742                   2,014,654


Loans                                                                           128,780,198                 120,427,011
     Allowance for loan losses                                                   (1,448,430)                 (1,335,275)
                                                                           ----------------             ---------------
                                                                                127,331,768                 119,091,736

Premises and equipment, net                                                       8,704,814                   8,539,172
Accrued interest receivable                                                       1,395,396                   1,354,174
Prepaid expenses                                                                    295,707                     311,026
Intangible assets                                                                 1,016,986                   1,158,106
Deferred tax asset, net                                                             410,703                      76,140
Other assets                                                                        635,599                     643,013
                                                                           ----------------             ---------------
                                                                           $    201,125,680             $   179,347,668
                                                                           ================             ===============

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
     Non-interest bearing                                                  $     32,219,547             $    26,900,509
     Interest bearing
       NOW accounts                                                              18,501,174                  18,959,510
       Savings                                                                   35,115,432                  20,045,474
       Money management accounts                                                 20,079,407                  16,071,501
       Time deposits over $100,000                                               32,413,156                  32,515,699
       Other time                                                                41,938,094                  42,657,047
                                                                           ----------------             ---------------
                                                                                180,266,810                 157,149,740

Federal funds purchased and securities sold
     under repurchase agreements                                                    566,844                   1,761,527
Accrued interest and other liabilities                                            1,391,948                   1,357,720
Advances from Federal Home Loan Bank                                              4,000,000                   4,000,000
Notes and bonds payable                                                             213,334                     640,000
                                                                           ----------------             ---------------
       Total liabilities                                                        186,438,936                 164,908,987

Stockholders' equity
     Common Stock, par value $3.00; 10,000,000 shares
       authorized; shares issued and outstanding of
         1,341,479 in 1996 and 1995                                               4,024,437                   4,024,437
     Additional paid in capital                                                   7,122,998                   7,122,998
     Retained Earnings                                                            4,247,415                   3,435,381
     Unrealized loss on securities available-for-sale
       net of deferred income taxes of $385,848 in
         1996 and $75,222 in 1995                                                  (708,106)                   (144,135)
                                                                           ----------------             ---------------
       Total stockholders' equity                                                14,686,744                  14,438,681
                                                                           ----------------             ---------------
                                                                           $    201,125,680             $   179,347,668
                                                                           ================             ===============

See notes to consolidated financial statements.

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

                       Consolidated Statements of Income

                                  (Unaudited)

                                                            Three Months Ended                        Six Months Ended
                                                                   June 30,                                 June 30,
                                                      ---------------------------------       -----------------------------------
                                                            1996              1995                 1996                1995
                                                      ---------------   ---------------       ---------------     ---------------
Interest Income
    Loans                                             $     3,138,095   $     2,852,282       $     5,976,582     $     5,555,931
    Investment securities                                     761,631           546,169             1,407,116             974,596
    Federal funds sold                                        103,054           128,819               211,437             260,821
                                                      ---------------   ---------------       ---------------     ---------------
                                                            4,002,780         3,527,270             7,595,135           6,791,348
                                                      ---------------   ---------------       ---------------     ---------------

Interest Expense
    Deposits                                                1,739,434         1,699,704             3,398,518           3,113,592
    Federal funds purchased and securities sold
         under repurchase agreements                           14,325             7,250                20,673              10,499
    Loans and borrowings                                       72,707            28,453               128,200             117,976
                                                      ---------------   ---------------       ---------------     ---------------
                                                            1,826,466         1,735,407             3,547,391           3,242,067
                                                      ---------------   ---------------       ---------------     ---------------

Net Interest Income                                         2,176,314         1,791,863             4,047,744           3,549,281

Provision for loan losses                                     155,000            70,000               220,000             140,000
                                                      ---------------   ---------------       ---------------     ---------------

Net interest income after provision for loan losses         2,021,314         1,721,863             3,827,744           3,409,281
                                                      ---------------   ---------------       ---------------     ---------------

Non-interest Income
    Service charges and fees                                  485,972           345,005               903,419              675,989
    Miscellaneous income                                        5,480             6,449                11,281               13,847
    Investment securities gains (losses)                            -            (3,681)               29,658              (21,317)
                                                      ---------------   ---------------       ---------------     ---------------
                                                              491,452           347,773               944,358             668,519
                                                      ---------------   ---------------       ---------------     ---------------

Non-interest expense
    Salaries                                                  735,005           625,002             1,422,541           1,237,009
    Employee benefits                                         173,178           144,170               328,264             289,598
    Occupancy                                                 306,078           301,504               617,596             611,474
    Other operating expenses                                  565,643           489,806             1,107,973             966,440
                                                      ---------------   ---------------       ---------------     ---------------
                                                            1,779,904         1,560,482             3,476,374           3,104,521
                                                      ---------------   ---------------       ---------------     ---------------

Income before taxes                                           732,862           509,154             1,295,728             973,279

Provision for income taxes                                    274,652           183,438               483,694             359,118
                                                      ---------------   ---------------       ---------------     ---------------

Net Income                                            $       458,210   $       325,716       $       812,034     $       614,161
                                                      ===============   ===============       ===============     ===============

Earnings per common share:
    Weighted average number of common
         shares outstanding                                 1,341,479         1,341,619             1,341,479           1,333,332

    Net income per share                              $          0.35   $          0.24       $          0.61     $          0.46
                                                      ===============   ===============       ===============     ===============

See notes to consolidated financial statements.

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

                     Consolidated Statements of Cash Flows

                                  (Unaudited)

                                                                                Six Months Ended
                                                                                    June 30,
                                                                                    --------
                                                                            1996                     1995
                                                                        ---------------          ---------------
Cash flows from operating activities
Net Income                                                              $       812,034          $       614,161

    Adjustments to reconcile net income to net cash
    provided by operating activities
    Depreciation and amortization                                               487,972                  372,299
    Provision for loan losses                                                   220,000                  140,000
    (Gain) loss on sale of investment securities                                (29,658)                  21,317
    Amortization (accretion) of premium/discount
         on investment securities                                               (12,083)                 (41,473)
    Deferred tax expense                                                         41,418                  153,786
    Real estate loans originated for sale                                   (12,076,817)              (5,241,758)
    Proceeds from sale of real estate loans                                  12,126,367                5,259,650
    Net increase in accrued interest receivable                                 (41,222)                (124,803)
    Net (increase) decrease in prepaid expense                                   15,319                  (41,970)
    Net (increase) decrease in other assets                                    (102,142)                 294,679
    Net increase in accrued interest and other liabilities                       34,228                  566,267
                                                                        ---------------          ---------------
         Net cash provided by operating activities                            1,475,416                1,972,155

Cash flows from investing activities
    Proceeds from sales and maturities of available-for-sale securities      11,154,142                6,415,697
    Proceeds from maturities of held-to-maturity securities                           -                        -
    Purchase of available-for-sale securities                               (22,057,754)             (14,134,460)
    Purchase of held-to-maturity securities                                           -                        -
    Net increase in loans                                                    (8,509,582)              (6,403,525)
    Net purchase of premises and equipment                                     (402,938)                  97,589
                                                                        ---------------          ---------------
         Net cash used in investing activities                              (19,816,132)             (14,024,699)
                                                                        ---------------          ---------------

Cash flows from financing activities
    Net increase in deposits                                                 23,117,070               10,912,189
    Net (decrease) increase in federal funds purchased and securities        (1,194,683)                  51,222
         sold under repurchase agreements
    Proceeds from issuance of common stock                                            -                  237,750
    Payments to Federal Home Loan Bank                                                -               (2,000,000)
    Payments on notes and bonds payable                                        (426,666)                (451,667)
    Reverse stock split                                                               -                   (1,516)
                                                                        ---------------          ---------------
         Net cash provided by financing activities                           21,495,721                8,747,978
                                                                        ---------------          ---------------
         Net increase (decrease) in cash and cash equivalents                 3,155,005               (3,304,566)

Cash and cash equivalents at beginning of period                             12,725,123               15,688,610
                                                                        ---------------          ---------------
Cash and cash equivalents at end of period                              $    15,880,128          $    12,384,044
                                                                        ===============          ===============


See notes to consolidated financial statements.

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

             Notes to Condensed Consolidated Financial Statements

                      June 30, 1996 and December 31, 1995

Note 1 - Basis of presentation

The accompanying financial statements include the accounts of Georgia Bank Financial Corporation and its wholly-owned subsidiary, Georgia Bank & Trust Company. Significant intercompany transactions and accounts are eliminated in consolidation.

The financial statements for the six months ended June 30, 1996 and 1995 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report for the year ended December 31, 1995.

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair presentation of the financial position and results for interim periods.

Note 2 - Stockholders' equity

The Company effected a 1 for 3 reverse stock split on April 21, 1995 that increased the par value of the common stock to $3.00 per share and reduced the number of outstanding shares. All weighted average share and per share information in the accompanying financial statements has been restated to reflect the effect of the reduced numbers of shares outstanding resulting from this reverse stock split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Income
- ----------

The Company's net income for the second quarter of 1996 was $458,000, which was an increase of $132,000 (40.1%) compared to net income of $326,000 for the second quarter of 1995. Earnings per share for the quarter were $0.35 in 1996 compared to $0.24 in 1995. Net income for the first six months of 1996 was $812,000, an increase of $198,000 (32.2%) above net income of $614,000 for the first six months of 1995. Total assets increased $5 million for the quarter to $201 million (2.6%) and reflect an increase of $22 million (12.3%) from year end 1995 and $30 million (17.5%) over the comparable period in 1995.

For the second quarter of 1996, as compared to the second quarter of 1995, the increase in net income resulted from an increase in net interest income of $384,000 and an increase in non-interest income of $144,000. The total increases in income were reduced by an increase in non-interest expense of $219,000 and an increase in the provision for loan losses of $85,000. Income before taxes increased $224,000 (43.9%) and was partially offset by an increase in income taxes of $91,000.

The return on average assets for the company was 0.92% for the quarter ended June 30, 1996, compared to 0.76% for the same period last year. The return on average stockholder's equity increased to 12.49%, compared to 9.45% for the comparable period in 1995.

Net Interest Income
- -------------------

Net interest income increased $384,000 (21.5%) during the second quarter and $498,000 (14.0%) during the first six months over the comparable periods in 1995, primarily due to increases in earning asset balances. Interest earning assets increased $26.5 million (17.4%) over June 30, 1995 and $23.6 million (15.1%) over December 31, 1995. Loans, the highest yielding component of interest earning assets, increased $8.4 million (6.9%) over year end and $14.2 million (12.4%) over the comparable period in 1995. Investment securities increased $10.0 million (28.2%) over year end and $11.9 million (35.4%) over the comparable period in 1995. Federal funds sold increased $5.2 million over year end and $410,000 over June 30, 1995.

Interest Income
- ---------------

Interest income increased $410,000 (11.4%) over the first quarter of 1996 and $476,000 (13.5%) over the comparable quarter in 1995. Interest income on loans increased $300,000 (10.6%) over the first quarter of 1996 and $286,000 (10.0%)
over the second quarter in 1995. These increases are the result of significantly higher volumes that have more than offset the reduction in rates from the two prior comparable periods. Interest income earned on investment securities increased $116,000 (18.0%) over the first quarter of 1996 and $215,000 (39.4%) over the comparable period in 1995. Again, this is the result of significantly higher volumes. Interest income from Federal funds sold decreased from both comparable periods as excess funds were utilized to fund loan growth and purchases of investment securities.

Non-interest Income
- -------------------

Non-interest income (excluding investment securities gains and losses) for the second quarter was $491,000, an increase of $68,000 (16.0%) above the first quarter and $140,000 (39.8%) above the second quarter of 1995. The increases for both periods are the result of significant increases in volumes of deposit accounts. Total deposits increased $5.9 million (3.3%) during the second quarter of 1996 and $28.0 million (18.4%) over June 30, 1995.

Non-interest Expense
- --------------------

Non-interest expense totaled $1.8 million for the second quarter, an increase of $83,000 (4.9%) over the second quarter of 1996 and an increase of $219,000 (14.1%) over the comparable period in 1995. Increases for the respective periods are attributable to increases in salary and benefits expense of $66,000 (7.2%) and $139,000 (18.0%) respectively, a decrease in occupancy expense of $5,000 (1.6%) for the quarter and an increase of $5,000 (1.5%) over the comparable quarter in 1995, and increases in other operating expenses of $23,000 (4.3%) and $76,000 (15.5%), respectively.

The increase are the result of the continued expansion in the Company's local market that is reflected in additions to staff and the higher occupancy and operating expense associated with operating six full service offices and the resulting overall growth of the Company. Also included in the increase are some pre-opening expenses associated with the Company's seventh office, located in the Wal-Mart Supercenter at Deans Bridge Road and Interstate 520, which opened on July 10, 1996. Management continues to focus on expense control and improving operating efficiencies based upon the significant increases in the volumes of loans and deposits.

Income Taxes
- ------------

Income taxes in the second quarter of 1996 totaled $275,000, an increase of $66,000 (31.6%) above the first quarter of 1996 and $91,000 (49.8%) above the comparable period in 1995. Effective tax rates remained comparable for the periods.

Asset Quality
- -------------

The table on page 10 shows the current and prior period amounts of non-performing assets. Non-performing assets were $1.8 million at June 30, 1996, compared to $1.7 million at March 31, 1996 and $629,000 at June 30, 1995. The ratio of non-performing loans to total loans and other real estate was 1.41% at June 30, 1996, compared to 0.71% at December 31, 1995 and 0.55% at June 30, 1995. The increase reflected over the prior periods is the result of the inclusion in the non-performing category of one additional loan relationship that, based upon the information available to management, is believed to be adequately secured by collateral and as to which no material loss is anticipated but cannot be assured. The control and monitoring of non-performing assets continues to be management priority.

Loans past due 90 days or more and still accruing decreased to $99,000, down from $816,000 at March 31, 1996 and $184,000 at June 30, 1995. Based upon the information available to it, management continues to believe that the value of the collateral securing each loan is sufficient to cover principal and interest.

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management's analysis of potential
risk in the loan portfolio.   The amount of the loan loss provision is
determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the reserve in a given period, and an assessment of present and anticipated economic conditions. A provision for losses in the amount of $155,000 was charged to expense for the period ended June 30, 1996. This provision for losses exceeded the net charge-off for the second quarter which totaled $55,000. At June 30, 1996, the ratio of allowance for loan losses to total loans was 1.12%, an increase from 1.11% at December 31, 1995 and a decrease from 1.18% at June 30, 1995. Management considers the current allowance for loan losses appropriate based upon its analysis of the potential risk in the portfolio, although there can be no assurance that the assumptions underlying such analysis will continue to be correct.

Liquidity and Capital Resources
- -------------------------------

The Company's liquidity remains adequate to meet operating and loan funding requirements. The loan to deposit ratio at June 30, 1996 was 71.44% compared to 76.63% at December 31, 1995 and 75.2% at June 30, 1995. This reduction in the loan to deposit ratio and resulting increase in liquidity is due to the increase in total deposit balances of $23.1 million for this period while loans increased $8.4 million.

Shareholders equity to total assets was 7.30% at June 30, 1996 compared to 8.05% at December 31, 1996 which is reflective of the growth experienced during the first six months of the year. The capital of the Company and the Bank exceeded all required regulatory guidelines at June 30, 1996. The Company's Tier 1 risk-based, total risk-based and the leverage capital ratios were 9.90%, 10.89%, and 6.80% respectively at June 30, 1996. The schedule on page 11 reflects the current regulatory capital levels in more detail, including comparisons to the regulatory minimums.

                      GEORGIA BANK FINANCIAL CORPORATION

                          CONSOLIDATED FINANCIAL DATA

                            (Dollars in Thousands)
                                  (Unaudited)

                                                 Six Months Ended
                                                    June 30,
                                                    --------
PROFITABILITY                                 1996             1995
- -------------                                 ----             ----
Return on average assets *                    0.92%            0.73%

Return on average equity *                   12.49%            9.45%


ALLOWANCE FOR LOAN LOSSES
- -------------------------

Beginning balance, January 1                $1,335           $1,275

Provision charged to expense                   220              140

Recoveries                                      13               27

Loans charged off                              120               93

Ending balance, June 30                     $1,448           $1,349



NON-PERFORMING ASSETS              June 30, 1996   December 31, 1995      June 30, 1995
- ---------------------              -------------   -----------------      -------------
Non-accrual loans                      $  585               $786                   $629

Other real estate owned                    75                 75                     --

Restructured loans                      1,156                 --                     --
                                    ---------      -------------          -------------
Total non-performing assets            $1,816               $861                   $629
                                    =========      =============          =============

LOANS PAST DUE 90 DAYS OR
MORE AND STILL ACCRUING                $   99               $279                   $184
                                    =========      =============          =============

*  Annualized

                      GEORGIA BANK FINANCIAL CORPORATION
                                      AND
                         GEORGIA BANK & TRUST COMPANY
                        REGULATORY CAPITAL REQUIREMENTS

                                 JUNE 30, 1996
                            (Dollars in Thousands)

                                                 Actual                      Required                  Excess
                                           Amount($)  Percent(%)       Amount($)   Percent(%)   Amount($)   Percent(%)
                                            -------------------          ------------------        ------------------
GEORGIA BANK FINANCIAL CORPORATION

Risk-based capital:

   Tier 1 capital                           14,377      9.90              5,811      4.00           8,566      5.90

   Total capital                            15,825     10.89             11,623      8.00           4,202      2.89

Tier 1 leverage ratio                       14,377      6.80             10,566      5.00           3,811      1.80


GEORGIA BANK & TRUST COMPANY

Risk-based capital:

   Tier 1 capital                           13,156      9.14              5,755      4.00           7,401      5.14

   Total capital                            14,604     10.15             11,509      8.00           3,095      2.15

Tier 1 leverage ratio                       13,156      6.27             10,495      5.00           2,661      1.27

                                    PART II
                               OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is subject.

ITEM 2.     CHANGES IN SECURITIES

      (a)   Not Applicable.

      (b)   Not Applicable.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

      Not Applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

      (a) The Annual Meeting of Shareholders was held on April 12, 1996 at the Company's office located at 3530 Wheeler Road, Augusta, Georgia.

      (b) The following directors were elected for a term of one year and until a successor is duly qualified and elected:

                       William J. Badger
                       Patrick G. Blanchard
                       R. Daniel Blanton
                       William P. Copenhaver
                       Warren A. Daniel
                       C. Linton DeVaughn III
                       Edward G. Meybohm
                       Travers W. Paine III
                       Robert W. Pollard, Jr.
                       Randolph R. Smith
                       Ronald L. Thigpen
                       John W. Trulock, Jr.

      (c) The following matters were voted on at the meeting as was previously identified in the Proxy materials forwarded to each shareholder:

     1. Proposal to elect the ten individuals nominated by management as Directors.
Votes were cast as follows:
- ---------------------------

Director                         For     Against  Abstain
- --------                      ---------  -------  -------

   William J. Badger          1,033,685       53     2082
   Patrick G. Blanchard       1,033,738     2082
   R. Daniel Blanton          1,033,738              2082
   William P. Copenhaver      1,033,738     2082
   Warren A. Daniel           1,033,738              2082
   C. Linton DeVaughn, III    1,033,738              2082
   Edward G. Meybohm          1,033,685       53     2082
   Travers W. Paine, III      1,033,738     2082
   Robert W. Pollard, Jr.     1,033,685       53     2082
   Randolph R. Smith, M.D.    1,033,738              2082
   Ronald L. Thigpen          1,033,738              2082
   John W. Trulock, Jr.       1,019,112   14,573     2082

ITEM 5.     OTHER INFORMATION

     Not Applicable

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

            A)  EXHIBITS

            27 Financial Data Schedule

            B)  REPORTS ON FORM 8-K

                The Company filed a Form 8-K dated April 17, 1996 during the three months ended June 30, 1996.

                      GEORGIA BANK FINANCIAL CORPORATION
                            Form 10-QSB Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    GEORGIA BANK FINANCIAL CORPORATION



Date:  August 9, 1996               By: /s/ Ronald L. Thigpen
       --------------               -------------------------------------------
                                    Ronald L. Thigpen
                                    Senior Vice President, Chief Financial
                                    Officer (Duly Authorized Officer of
                                    Registrant and Principal Financial Officer)