Form 10QSB
period 1996-09-30
GEORGIA BANK FINANCIAL CORP /GA
filed 1996-11-12
CIK 880116

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)

 X   Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act
---
     of 1934 For the quarterly period ended September 30, 1996.
                                            ------------------

                                               or

___ Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________ to ________________.

                         Commission File No.  0-23980
                                              -------

                      Georgia Bank Financial Corporation
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

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

                                (706) 738-6990
               ------------------------------------------------
               (Issuer's telephone number, including area code)

                                Not Applicable
                ----------------------------------------------
                (Former name, former address and former fiscal
                      year, if changed since last report)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes   X   No
                   ----     ----

                     APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     1,542368 shares of common stock, $3.00 par value per share, issued and outstanding as of September 30, 1996.

     Transitional Small Business Disclosure Format (check one):  Yes    No X
                                                                    ---   ---

                       GEORGIA BANK FINANCIAL CORPORATION
                                  FORM 10-QSB
                                     INDEX

                                                                           PAGE

PART I
         Item 1.  Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets as of
                    September 30, 1996 and December 31, 1995                 3
                  Condensed Consolidated Statements of Income for the
                    quarter ended September 30, 1996 and
                    September 30, 1995 and the nine months ended
                    September 30, 1996 and September 30, 1995                4
                  Condensed Consolidated Statement of Cash Flows
                    for the nine months ended September 30, 1996
                    and September 30, 1995                                   5
                  Notes to Consolidated Financial Statements                 6

         Item 2.  Management Discussion and Analysis of Financial
                   Condition and Results of Operations                       7


PART II  Other Information                                                  12
         Item 1.  Legal Proceedings                                          *
         Item 2.  Changes in Securities                                      *
         Item 3.  Defaults Upon Senior Securities                            *
         Item 4.  Submission of Matters to a Vote of Security-Holders        *
         Item 5.  Other Information                                          *
         Item 6.  Exhibits and Reports on Form 8-K                          13

SIGNATURE                                                                   14

* No information submitted under this caption

                                     PART I
                             FINANCIAL INFORMATION

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                          Consolidated Balance Sheet
                                    ASSETS

                                          September 30,
                                              1996             December 31,
                                           (Unaudited)             1995
                                          -------------        ------------
Cash and due from banks                    $ 12,344,548        $ 12,725,123
Federal funds sold                            2,140,000                   -
                                           ------------        ------------
    Cash and cash equivalents                14,484,548          12,725,123

Investment Securities
   Available-for-sale                        49,861,285          33,434,524
   Held-to-maturity (market values of
        $4,408,716 and $2,024,126,
         respectively)                        4,392,891           2,014,654

Loans                                       130,917,317         120,427,011
   Allowance for loan losses                 (1,446,016)         (1,335,275)
                                           ------------        ------------
                                            129,471,301         119,091,736

Premises and equipment, net                   9,010,456           8,539,172
Accrued interest receivable                   1,396,838           1,354,174
Prepaid expenses                                361,552             311,026
Intangible assets                               947,538           1,158,106
Deferred tax asset, net                         308,250              76,140
Other assets                                    747,494             643,013
                                           ------------        ------------
                                           $210,982,153        $179,347,668
                                           ============        ============

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
     Non-interest bearing                  $ 38,605,578        $ 26,900,509
     Interest bearing
        NOW accounts                         20,630,803          18,959,510
        Savings                              42,578,539          20,045,474
        Money management accounts            18,440,485          16,071,501
        Time deposits over $100,000          30,493,304          32,515,699
        Other time                           42,080,589          42,657,047
                                           ------------        ------------
                                            192,829,298         157,149,740

Federal funds purchased and securities
  sold under repurchase agreements            1,163,074           1,761,527
Accrued interest and other liabilities        1,432,728           1,357,720
Advances from Federal Home Loan Bank                  -           4,000,000
Notes and bonds payable                         200,000             640,000
                                           ------------        ------------
          Total liabilities                 195,625,100         164,908,987
                                           ------------        ------------

Stockholders' equity
  Common Stock, par value $3.00;
    10,000,000 shares authorized; shares
    issued and outstanding of 1,542,368
    in 1996 and 1,341,479 in 1995             4,024,437           4,024,437
  Additional paid in capital                  7,116,700           7,122,998
  Retained Earnings                           4,734,397           3,435,381
  Unrealized loss on securities
    available-for-sale net of deferred
    income taxes of $270,563 in 1996
    and $75,222 in 1995                        (518,481)           (144,135)
                                           ------------        ------------

          Total stockholders' equity         15,357,053          14,438,681
                                           ------------        ------------

                                           $210,982,153        $179,347,668
                                           ============        ============

See notes to consolidated financial statements.

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

                       Consolidated Statements of Income

                                  (Unaudited)

                                    Three Months Ended September 30,        Nine Months Ended September 30,
                                    --------------------------------        -------------------------------
                                       1996                  1995              1996                 1995
                                    ----------            ----------        -----------         -----------
Interest Income
   Loans                            $3,194,978            $2,976,918        $ 9,382,997         $ 8,532,848
   Investment securities               797,644               590,031          1,993,323           1,564,628
   Federal funds sold                   75,446                66,173            286,883             326,994
                                    ----------            ----------        -----------         -----------
                                     4,068,068             3,633,122         11,663,203          10,424,470
                                    ----------            ----------        -----------         -----------
Interest Expense
   Deposits                          1,833,005             1,701,573          5,231,523           4,815,166
   Federal funds purchased and
     securities sold under
     repurchase agreements               8,083                 7,596             28,756              18,094
   Loans and borrowings                 46,005                45,335            174,205             163,311
                                    ----------            ----------        -----------         -----------
                                     1,887,093             1,754,504          5,434,484           4,996,571
                                    ----------            ----------        -----------         -----------

Net Interest Income                  2,180,975             1,878,618          6,228,719           5,427,899

Provision for loan losses               60,000                60,000            280,000             200,000
                                    ----------            ----------        -----------         -----------

Net interest income after
 provision for loan losses           2,120,975             1,818,618          5,948,719           5,227,899
                                    ----------            ----------        -----------         -----------
Non-interest Income
   Service charges and fees            536,081               366,595          1,439,500           1,042,583
   Miscellaneous income                    125                 7,493                600              21,340
   Investment securities
    gains (losses)                      (1,696)                  717             27,962             (20,600)
                                    ----------            ----------        -----------         -----------
                                       534,510               374,805          1,468,062           1,043,323
                                    ----------            ----------        -----------         -----------
Non-interest expense
   Salaries                            802,424               654,950          2,224,965           1,891,958
   Employee benefits                   146,947               150,236            475,211             439,834
   Occupancy                           383,086               311,932          1,082,529             923,406
   Other operating expenses            541,171               489,396          1,556,491           1,455,836
                                     1,873,628             1,606,514          5,339,196           4,711,034
                                    ----------            ----------        -----------         -----------

Income before taxes                    781,857               586,909          2,077,585           1,560,188
Provision for income taxes             294,875               212,225            778,569             571,343
                                    ----------            ----------        -----------         -----------
Net Income                          $  486,982            $  374,684        $ 1,299,016         $   988,845
                                    ==========            ==========        ===========         ===========
Earnings per common share:
   Weighted average number
     of common shares
     outstanding                     1,542,368             1,542,368          1,542,368           1,536,467

   Net income per share             $     0.32            $     0.24        $      0.84         $      0.64
                                    ==========            ==========        ===========         ===========

See notes to consolidated financial statements.

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

                     Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                  Nine Months Ended September 30, 1996

                                                      1996                 1995
                                                  -----------          -----------
Cash flows from operating activities
Net Income                                          1,299,016              988,845
  Adjustments to reconcile net income to
    net cash provided by operating activities
    Depreciation and amortization                     745,332              569,266
    Provision for loan losses                         280,000              200,000
    (Gain) loss on sale of investment securities      (27,962)              20,600
    Amortization (accretion) of premium/discount
      on investment securities                        (22,606)             (60,674)
    Deferred tax expense                              (36,769)             120,279
    Real estate loans originated for sale         (18,342,645)         (10,858,808)
    Proceeds from sale of real estate loans        18,639,539           10,689,050
    Net increase in accrued interest receivable       (42,664)            (161,732)
    Net (increase) decrease in prepaid expense        (50,526)              20,022
    Net (increase) decrease in other assets           (98,558)             294,709
    Net increase in accrued interest and
      other liabilities                               102,767              485,885
                                                  -----------          -----------
    Net cash provided by operating
    activities                                      2,444,924            2,307,442
                                                  -----------          -----------

Cash flows from investing activities
    Proceeds from sales and maturities of
      available-for-sale securities                12,485,913           10,428,551
    Proceeds from maturities of
      held-to-maturity securities                           -                    -
    Purchase of available-for-sale securities     (29,427,023)         (20,895,993)
    Purchase of held-to-maturity securities        (2,383,007)                   -
    Net increase in loans                         (10,956,459)          (7,740,745)
    Net purchase of premises and equipment           (843,138)            (254,423)
                                                  -----------          -----------
    Net cash used in investing activities         (31,123,714)         (18,462,610)
                                                  -----------          -----------

Cash flows from financing activities
    Net increase in deposits                       35,482,966           11,617,907
    Net (decrease) increase in federal funds
      purchased and securities sold under
      repurchase agreements                          (598,453)             437,488
    Proceeds from issuance of common stock                  -              236,235
    Payments to Federal Home Loan Bank             (4,000,000)                   0
    Payments on notes and bonds payable              (440,000)            (665,000)
    Cash paid for fractional shares                    (6,298)                   -
    Reverse stock split                                     -                 (705)
                                                  -----------          -----------
    Net cash provided by financing activities      30,438,215           11,625,925
                                                  -----------          -----------
    Net increase (decrease) in cash and
      cash equivalents                              1,759,425           (4,529,243)

Cash and cash equivalents at beginning of period   12,725,123           15,688,610
                                                  -----------          -----------
Cash and cash equivalents at end of period         14,484,548           11,159,367
                                                  ===========          ===========

See notes to consolidated financial statements.

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

              Notes to Condensed Consolidated Financial Statements

                    September 30, 1996 and December 31, 1995

Note 1 - Basis of presentation

The accompanying financial statements include the accounts of Georgia Bank Financial Corporation and its wholly-owned subsidiary, Georgia Bank & Trust Company. Significant intercompany transactions and accounts are eliminated in consolidation.

The financial statements for the nine months ended September 30, 1996 and 1995 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report for the year ended December 31, 1995.

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair presentation of the financial position and results for interim periods.

Note 2 - Stockholders' equity

The Company effected a 1 for 3 reverse stock split on April 21, 1995 that increased the par value of the common stock to $3.00 per share and reduced the number of outstanding shares. On August 21, 1996, the Company's Board of Directors approved a 15% stock dividend payable on September 25, 1996 to shareholders of record on September 4, 1996. All weighted average share and per share information in the accompanying financial statements has been restated to reflect the effect of the additional shares outstanding resulting from the stock dividend and the reduced numbers of shares outstanding resulting from the reverse stock split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Income
----------

The Company's net income was $487,000 for the third quarter of 1996, which was an increase of $112,000 (30.0%) compared to the net income of $375,000 for the third quarter of 1995. Earnings per share for the quarter were $0.32 in 1996 compared to $0.24 in 1995. Net income for the nine month period ended September 30, 1996 was $1,299,016, an increase of $310,000 (31.4%) above net income for the comparable nine month period in 1995. Total assets increased $9.9 million (4.9%) for the quarter to $211 million and reflect an increase of $31.6 million (17.6%) from year end 1995 and $37.2 million (21.4%) from September 30, 1995.

The increase in net income for the third quarter of 1996, as compared to the third quarter of 1995, resulted from an increase in net interest income of $302,000 and an increase in non-interest income of $160,000. These increases were reduced by increased non-interest expense of $267,000. Income before taxes increased $195,000 and was partially offset by an increase in income taxes of $83,000.

The return on average assets for the Company was 0.95% for the quarter ended September 30, 1996, compared to 0.78% for the same period last year. The return on average stockholders' equity increased to 13.0%, compared to 9.96% for the comparable quarter in 1995.

Net Interest Income
-------------------

Net interest income increased $ 302,000 during the third quarter of 1996, over the third quarter of 1995 and $801,000 during the nine months ended September 30, 1996 when compared to the same period in 1995, as a result of increases in interest earning asset balances. Interest earning assets at September 30, 1996 increased $31.4 (20.1%) million over September 30, 1995 and $25.4 million (17.6%) over December 31, 1995. Loans, the highest yielding component of interest earning assets increased $14.8 million (12.8%) over September 30, 1995 and $10.5 million (8.7%) over December 31, 1995. Investment securities increased $18.0 million (50.1%) over September 30, 1995 and $18.8 million (53.0%) over December 31, 1995. Federal funds sold decreased $1.5 million from September 30, 1995 and increased $2.1 million over December 31, 1995.

Interest Income
---------------

Interest income increased $435,000 during the third quarter of 1996, over the third quarter of 1995 and $1.2 million in the nine months ended September 30, 1996 over the comparable nine month period ended September 30, 1995. Interest income on loans increased by $218,000 and $850,000 from the comparable quarterly and nine month periods in 1995. These increases are the result of the significantly higher loan volumes mentioned previously that have more than offset the downward trend in rates from the two prior comparable periods. Interest income earned on investment securities increased $208,000 over the third quarter of 1995 and $429,000 above the comparable nine month period in 1995. Again, this is the result of significantly higher volumes. Interest income from Federal funds sold increased $9,000 for the comparable quarters but decreased $40,000 when comparing the respective nine month periods. This decrease is attributable to utilization of excess funds to fund loan growth and purchases of investment securities.

Interest Expense
----------------

Interest expense increased $133,000 in the third quarter of 1996 over the comparable quarter in 1995. For the comparable nine month periods, interest expense increased $438,000 from the prior year. The increases were the result of an increase in the volume of interest bearing deposits, even while interest rates trended downward during the comparable periods. Interest bearing deposit balances at September 30, 1996 increased $26.2 million over September 30, 1995 and $24.0 million since December 31, 1995.

Non-interest Income
-------------------

Non-interest income (excluding investment securities gains and losses) for the third quarter of 1996 increased $162,000 over the third quarter in 1995 and non-interest income (excluding investment securities gains and losses) for the nine months ended September 30, 1996 increased $376,000 over the period ended September 30, 1995. The increases in both periods reflect the increases in the volumes of deposit accounts. Total deposits at September 30, 1996 increased $39.8 million over September 30, 1995 and $35.7 million over December 31, 1995.

Non-interest Expense
--------------------

Non-interest expense increased $267,000 over the third quarter in 1995 and $628,000 over the comparable nine month period in 1995. Increases for the respective periods are attributable to increases in salary and benefits expense of $144,000 and $368,000, increases in occupancy expense of $71,000 and $159,000, and increases in other operating expenses of $52,000 and $101,000, respectively.

These increases are the result of the continued expansion in the Company's local market that is reflected in additions to staff and the higher occupancy and operating expense associated with the operation of seven full service offices, an increase of two over the prior year period. Management continues to maintain efforts to improve expense control and improve operating efficiencies as the Company increases the volumes of loans and deposits.

Income Taxes
------------

Income taxes for the third quarter of 1996 totaled $294,875, an increase of $83,000 over the comparable period. Effective tax rates remained comparable for the periods.

Asset Quality
-------------

The table on page 10 shows the current and prior period amounts of non-performing assets. Non-performing assets were $1.8 million at September 30, 1996, compared to $861,000 at December 31, 1995 and $552,000 at September 30, 1995. The ratio of non-performing loans to total loans and other real estate was 1.40% at September 30, 1995, compared to 0.71% at December 31, 1995 and 0.48% at September 30, 1995. The increase reflected over the prior periods is the result of the inclusion in the non-performing category of one additional loan relationship that, based upon the information available to management, is believed to be adequately secured by collateral and as to which no material loss is anticipated but cannot be assured. The control and monitoring of non-performing assets continues to be a management priority.

Loans past due 90 days or more and still accruing interest increased to $416,000 at September 30, 1996, an increase from $279,000 at December 31, 1995 and $184,000 at September 30, 1995. Based upon the information available, management continues to believe that the value of collateral securing each loan is sufficient to cover principal and interest.

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management's analysis of potential risk in the loan portfolio. The amount of the loan loss provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of losses charged to the reserve in a given period, and an assessment of present and anticipated economic conditions. A provision for losses in the amount of $60,000 was charged to expense for the quarter ended September 30, 1996. At September 30, 1996, the ratio of allowance for loan losses to total loans was 1.10%, compared to 1.11% at December 31, 1995 and 1.18% at September 30, 1995. Management considers the current allowance for loan losses appropriate based upon its analysis of the potential risk in the portfolio, although there can be no assurance that the assumptions underlying such analysis will continue to be correct.

Liquidity and Capital Resources
-------------------------------

The Company's liquidity remains adequate to meet operating and loan funding requirements. The loan to deposit ratio at September 30, 1996 was 67.89% compared to 76.63% at December 31, 1995 and 75.8% at September 30, 1995. This reduction in the loan to deposit ratio and resulting increase in liquidity is due to the increase in total deposit balances for the nine month period of $35.7 million while loans increased $10.5 million.

Shareholders equity to total assets was 7.28% at September 30, 1996 compared to 8.05% at December 31, 1995 which is reflective of the growth experienced during the first nine months of the year. The capital of the Company and the Bank exceeded all required regulatory guidelines at September 30, 1996. The Company's Tier 1 risk-based, total risk-based and the leverage capital ratios were 10.14%, 11.12% and 7.25% respectively at September 30, 1996. The schedule on page 11 reflects the current regulatory capital levels in more detail, including comparisons to the regulatory minimums.

                       GEORGIA BANK FINANCIAL CORPORATION
                          CONSOLIDATED FINANCIAL DATA
                             (Dollars in Thousands)
                                  (Unaudited)

                                                Nine Months Ended
                                          -----------------------------
                                                  September 30,
                                          -----------------------------
                                             1996                1995
                                          ---------           ---------
PROFITABILITY
-------------
Return on average assets *                    0.95%               0.78%
Return on average equity *                   13.00%               9.96%

ALLOWANCE FOR LOAN LOSSES
-------------------------

Beginning balance, January 1                $1,335              $1,275
Provision charged to expense                   280                 200
Recoveries                                      26                  31
Loans charged off                              195                 132
Ending balance, June 30                     $1,446              $1,374


                                September 30,   December 31,   September 30,
                                    1996            1995           1995
                                -------------   ------------   -------------
NON-PERFORMING ASSETS
---------------------
Non-accrual loans                  $  597            $786           $552
Other real estate owned                --              75             --
Restructured loans                  1,156              --             --
                                   ------            ----           ----
Total non-performing assets        $1,828            $861           $552
                                   ======            ====           ====

LOANS PAST DUE 90 DAYS OR
MORE AND STILL ACCRUING            $  416            $279           $184
                                   ======            ====           ====

*  Annualized

                      GEORGIA BANK FINANCIAL CORPORATION
                                      AND
                         GEORGIA BANK & TRUST COMPANY
                        REGULATORY CAPITAL REQUIREMENTS
                              SEPTEMBER 30, 1996
                            (Dollars in Thousands)

                                         Actual              Required             Excess
                                     Amount  Percent     Amount   Percent     Amount  Percent
                                     -----   -------     ------   -------     -----   -------
GEORGIA BANK FINANCIAL CORPORATION

Risk-based capital:
   Tier 1 capital                    14,928   10.14%      5,890     4.00%     9,038     6.14%
   Total capital                     16,374   11.12%     11,780     8.00%     4,594     3.12%
Tier 1 leverage ratio                14,928    7.25%     10,300     5.00%     4,628     2.25%

GEORGIA BANK & TRUST COMPANY

Risk-based capital:
   Tier 1 capital                    13,634    9.35%      5,832     4.00%     7,801     5.35%
   Total capital                     15,080   10.34%     11,665     8.00%     3,415     2.34%
Tier 1 leverage ratio                13,634    6.66%     10,242     5.00%     3,392     1.66%

                                    PART II
                                    -------
                               OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

     There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 2.   CHANGE IN SECURITIES.

     (a)  Not applicable.

     (b)  Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

     Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.   OTHER INFORMATION.

     None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

          27 Financial Data Schedule.

     (b)  Reports on Form 8-K

          Form 8-K dated August 21, 1996 reported the Company's 15% stock dividend payable on September 25, 1996 to Shareholders of Record on September 4, 1996, filed August 28, 1996 pursuant to Item 5 of
          Form 8-K.

                       GEORGIA BANK FINANCIAL CORPORATION
                       ----------------------------------
                             Form 10-QSB Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GEORGIA BANK FINANCIAL CORPORATION



Date:  November 8, 1996                By: /s/ Ronald L. Thigpen
       ----------------                    ------------------------------------
                                               Ronald L. Thigpen
                                               Senior Vice President, Chief
                                               Financial Officer (Duly
                                               Authorized Officer of Registrant
                                               and Principal Financial Officer)