Form 10KSB
period 1996-12-31
GEORGIA BANK FINANCIAL CORP /GA
filed 1997-03-28
CIK 880116

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

X    Annual report pursuant to section 13 or 15(d) of the Securities Exchange
Act of 1934 (Fee Required) for the fiscal year ended December 31, 1996 or

_    Transition report pursuant to section 13 or 15(d) of the Securities
Exchange Act of 1934 (No Fee Required) for the transition period from __________ to ___________.

                        Commission File Number 0-24172
                                               -------

                      GEORGIA BANK FINANCIAL CORPORATION
            (Exact Name of Registrant as Specified in its Charter)

GEORGIA                                                     58-2005097
-------                                                     ----------
(State or Other Jurisdiction                                (I.R.S. Employer
of Incorporation or Organization                            Identification No.)

3530 Wheeler Road
Augusta, Georgia                                            30909
----------------                                            -----
(Address of Principal Executive Office)                     (Zip Code)

Registrant's Telephone Number, Including Area Code:         (706) 738-6990
                                                            --------------

Securities Registered Pursuant to Section
12(b) of the Act:                                           None
                                                            ----

Securities Registered Pursuant to 12(g) of the Act:

                    Common Stock, par value $3.00 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for its most recent fiscal year. $15,440,979.

     The number of shares outstanding of the Registrant's Common Stock, as of March 15, 1997 was 1,542,368.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 15, 1997, based on the last sale price of $19.50 per share on such date was approximately $14,138,806.

     Transitional Small Business Disclosure Format (check one): Yes     No  X
                                                                    ---    ---

                                    PART I


ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

     Georgia Bank Financial Corporation (the "Company") is a Georgia bank holding company with total consolidated assets of $216.0 million, total deposits of $195.7 million, and total stockholders' equity of $16.3 million at December 31, 1996. Through its wholly owned subsidiary, Georgia Bank & Trust Company (the "Bank"), the Company operates a total of seven banking offices in the greater Augusta area of Richmond and Columbia Counties, Georgia.

     The Bank is community oriented and focuses primarily on offering real estate, commercial and consumer loans and various deposit and other services to individuals, small to medium-sized businesses and professionals in its market area. The Bank is the only locally owned and managed commercial bank operating in Richmond and Columbia Counties. Its management team includes a number of banking professionals with years of experience in the Augusta area market with this and other banking organizations, a number of whom have worked together for many years. The Bank competes against the larger regional and super-regional banks operating in its market by emphasizing the stability and accessibility of its management, management's long-term familiarity with the market, immediate local decision making and the pride of local ownership.

     The Bank was organized by a group of local citizens from Richmond and Columbia Counties and commenced business from its main office location at 3530 Wheeler Road in Augusta on August 28, 1989. The Bank opened its first Augusta branch at 3111 Peach Orchard Road in December 1991 and its second Augusta branch at 1530 Walton Way in December 1992. The Bank became a subsidiary of the Company in 1992 as a result of its holding company reorganization. The Company acquired FCS Financial Corporation and First Columbia Bank ("First Columbia") on December 31, 1992. This allowed the Company to expand into neighboring Columbia County. In July 1993, First Columbia merged into the Bank, and the Bank now operates the former main office of First Columbia at 4105 Columbia Road, Martinez, Georgia, as a branch. The Bank opened an additional branch in Columbia County in November 1994 that is located in Evans, Georgia. In October 1995, the Bank opened its sixth banking office at 3133 Washington Road. In July 1996, the Bank opened a seventh location in a newly constructed Wal-Mart SuperCenter located at 3209 Deans Bridge Road. This second location in the heavily populated and consumer/retail oriented southern section of Richmond County is anticipated to provide additional opportunities for consumer loans and retail deposits.

     The Bank was founded with an experienced management team, and that team has continued to expand with the growth of the Bank. The Bank's President, Patrick
G. Blanchard, its Executive Vice President and Senior Lending Officer, R. Daniel Blanton, and its Chief Operations Officer, Patricia E. Leopard, have worked together for over eight years with the Bank and before that with First Union Bank of Georgia and its predecessor, Georgia State Bank for a period of 12 years. With the acquisition of First Columbia, the Bank obtained its Chief Financial Officer, Ronald L. Thigpen, who had served as Chief Executive Officer of First Columbia since 1991 and before that served in various capacities with First Union Bank and its predecessors. J. Pierce Blanchard Jr., Group Vice President-Branch

Administration,. joined the team in 1994. He previously served for six years as President of Citizens Bank & Trust Company in Evans, Georgia, and had prior experience with First Union and its predecessor, Georgia Railroad Bank & Trust Company.

MARKET AREA

     The Bank's market area includes Richmond and Columbia Counties and is centered in West Augusta. This area represents a significant portion of the Augusta-Aiken metropolitan area. Aiken-Augusta is one of 313 metropolitan statistical areas (MSA) in the United States and its 1995 population of 453,209 ranked 104th in the nation. Between 1990 and 1995, the population increased 9.1%. The Augusta market area has a diversified economy based principally on health care, education, government, military, manufacturing, wholesale and retail trade concerns. Augusta is one of the leading medical centers in the Southeast with more than 25,000 people employed in the medical community. Significant medical facilities include the Medical College of Georgia, the University Hospital, Veteran's Administration Hospital, Dwight D. Eisenhower Hospital, Gracewood State School and Hospital, Humana Hospital and St. Joseph's Hospital. Other major employers in the Augusta market area include the Fort Gordon military installation, E-Z Go (golf car manufacturer), Federated Paper Board Company (bleached paper board manufacturer), Thermal Ceramics (insulating material manufacturer), President Baking Company (cookie manufacturer), John P. King Manufacturing (textile manufacturer) and Club Car (golf car manufacturer). The area is served by Interstate 20, which connects it to Atlanta 140 miles to the west and Columbia, South Carolina, 70 miles to the east. Augusta is also served by a major commercial airport (Bush Field) and a commuter airport (Daniel Field). The average unemployment rate for the first three quarters of 1996 for the Augusta-Aiken MSA was 6.6% compared to 4.6% for the state of Georgia. Between June 1989 and June 1996, total commercial bank and thrift deposits in Richmond County increased 7.4% from $1,803 million to $1,936 million, and total commercial bank and thrift deposits in Columbia County increased 50.6% from $229 million to $345 million. The demographic information as presented above is based upon information and estimates provided by the Selig Center for Economic Growth at the University of Georgia and the Federal Deposit Insurance Corporation.

LENDING ACTIVITIES

     General. The Bank offers a range of lending services, including real estate, commercial and consumer loans, to individuals and small to medium-sized businesses and professionals that are located in, or conduct a substantial portion of their business in, the Bank's market area. The Bank's total loans at December 31, 1996, were $135.2 million, or 69.7% of total earning assets. An analysis of the composition of the Bank's loan portfolio is set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Composition of Loan Portfolio."

     Real Estate Loans. Loans secured by real estate are the primary component of the Bank's loan portfolio, constituting $83.9 million, or 62.1% of the Bank's total loans, at December 31, 1996. These loans consist of commercial real estate loans, construction and development loans and residential real estate loans, but exclude home equity loans, which are classified as consumer loans. See "Lending Activities Consumer Loans."

     At December 31, 1996, the Bank held $48.4 million of commercial real estate loans of various sizes secured by office buildings, retail establishments, and other types of property. Loan terms are limited to five years and often do not exceed three years, although the installment payments may be structured on a 15-year amortization basis. Interest rates may be fixed or adjustable, and tend to be fixed in the case of three-year term loans and adjustable in the case of five-year term loans. The Bank generally charges an origination fee.
Management attempts to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 80%. In addition, the Bank typically requires personal guarantees from the principal owners of the property supported with an analysis by the Bank of the guarantors' personal financial statements. A number of the loans classified as commercial real estate loans are, in fact, commercial loans for which a security interest in real estate has been taken as additional collateral. These loans are subject to underwriting as commercial loans as described below. The Bank experienced net loan charge offs on commercial real estate loans of $133.9 thousand during 1996 and no charge offs in 1995.

     Construction and Development Loans. Construction and development real estate loans comprise $10.8 million, or 8.0% of the Bank's total loans at December 31, 1996. Of this segment, only $2.7 million, or 2.0% of total loans, are development loans. These are generally used to finance the development of residential subdivision infrastructures. The remaining $8.1 million, or 6.0% of total loans, represent residential construction loans.

     A construction and development loan portfolio represents special problems and risks. This level of construction and development loans are representative of the character of the Bank's market. Columbia County has been rated among the top five in the state in population growth during each of the last three years. This growth has spawned a significant demand for residential housing in the county. The Bank subjects this type of loan to underwriting criteria that include: certified appraisal and valuation of collateral; loan-to-value margins (typically not exceeding 75%); cash equity requirements; evaluations of borrowers' cash flows and alternative sources of repayment; and a determination that the market is able to absorb the project on schedule.

     To further reduce the risk related to construction and development loans generally, the Bank relies upon the long-standing relationship between its loan officers (particularly R. Daniel Blanton) on the one hand and the developer and contractor borrowers, on the other. In most cases these relationships exceed ten or more years. The Bank targets seasoned developers and contractors who have experience in the local market. Various members of the Bank's Board of Directors have close contacts with the construction industry; Robert W. Pollard, Jr., manages a lumber manufacturing company; E. G. Meybohm, owns a prominent real estate brokerage firm; Larry S. Prather, owns a utility and grading company and William J. Badger owns and operates a lumber company. Through these connections to the industry, the Bank attempts to monitor current economic conditions in the market place for residential real estate, and the financial standing and on-going reputation of its construction and development borrowers.

     Infrastructure development loans are generally made with an initial maturity of one year, although the Bank may renew the loan for up to two additional one-year terms to allow the developer to complete the sale of the lots comprising the property before requiring the payment of the related loan. These loans typically bear interest at a floating rate and the Bank typically charges an origination fee.

These loans are repaid, interest only, on a monthly or quarterly basis until sales of lots begin, and then principal reductions are made as each lot is sold at a rate allowing the Bank to be repaid in full by the time 75% of the lots have been sold. In order to reduce the credit risk associated with these loans, the Bank requires the project's loan to value ratio (on an as completed basis) to be not more than 70%. The Bank experienced net loan charge offs on these loans of $37,000 during 1996 and no losses during 1995.

     Residential construction loans are typically made for homes with a completed value in the range of $110,000 to $250,000. Loans for the lower-value homes are typically made for a term of 6 months, while loans for the larger homes are typically made for a term of 9 to 12 months. These loans bear interest at a floating rate and the Bank collects an origination fee. The Bank may renew these loans for one additional term to allow the contractor time to market the home. In order to reduce the credit risk with respect to these loans, the Bank: restricts the loans that are made for homes being built on a speculative basis; carefully manages its aggregate lending relationship with each borrower; and requires approval of the Loan Committee of the Board of Directors to lend more than $300,000 in the aggregate to any borrower and its related interests.

     Residential Loans. The Bank originates, on a selective basis, residential loans for its portfolio on single-and multi-family properties, both owner-occupied and non-owner-occupied. At December 31, 1996, the Bank held $24.6 million of such loans (exclusive of home equity loans), representing 18.2% of the Bank's loan portfolio, as compared to $25.7 million, or 21.0% of the Bank's loan portfolio at December 31, 1995. The growth in this portfolio is due to the relative importance of residential real estate lending in the Columbia County market. This portfolio includes, typically 15 or 25-year adjustable rate mortgage loans whose terms mirror those prevalent in the secondary market for mortgage loans or, less typically, floating rate non-amortized term loans for purposes other than acquisition of the underlying residential property.

     The Bank also originates residential loans for sale into the secondary market, an activity that began with the acquisition of First Columbia and its mortgage operations. The Bank originates both fixed and variable rate residential mortgage loans for sale with servicing released. Loans originated for sale into the secondary market are approved for purchase by an investor prior to closing and the Bank takes no credit or interest rate risk with respect to these loans. The Bank generates loan origination fees, typically ranging from 1.0% to 1.5% of the loan balance, and servicing release fees, generally ranging from 0.25% to 0.75% of the loan balance, both of which are recognized as income when the loan is sold. The Bank limits interest rate and credit risk on these loans by locking the interest rate for each loan with the secondary investor and receiving the investor's underwriting approval prior to originating the loan.

     Commercial Loans. The Bank makes loans for commercial purposes in various lines of businesses. At December 31, 1996, the Bank held $32.1 million of these loans, representing 23.7% of the loan portfolio, excluding for these purposes commercial loans secured by real estate. See "Lending Activities - Real Estate." Equipment loans are made for a term of up to five years (more typically three years) at fixed or variable rates, with the loan being fully amortized over the term and secured by the financed equipment with a loan-to-value ratio of 80% or less. Working capital loans are made for a term typically not exceeding one year. These loans are usually secured by accounts receivable or inventory, and principal is either repaid as the assets securing the loan are converted into cash, or principal is due at maturity. The Bank experienced net loan charge-offs on commercial loans of $70,000 during 1996 and $72,000 during 1995.

     Consumer Loans. The Bank makes a variety of loans to individuals for personal and household purposes, including secured and unsecured installment and term loans, home equity loans and lines of credit and revolving lines of credit such as credit cards. At December 31, 1996, the Bank held $19.2 million of consumer loans, representing 14.2% of total loans. These loans typically carry balances of less than $25,000 and earn interest at a fixed rate. Non-revolving loans are either amortized over a period not exceeding 48 months or are ninety-day term loans. Revolving loans require monthly payments of interest and a portion of the principal balance (typically 2-3% of the outstanding balance).
In the case of home equity loans and lines of credit, the underwriting criteria are the same as applied by the Bank when making a first mortgage loan, as described above. Home equity lines of credit typically expire ten years after their origination. The Bank experienced net loan charge offs on consumer loans of $96,000 during 1996 and $19,000 during 1995.

     Loan Approval and Review. The Bank's loan approval policies provide for various levels of officer lending authority. When the aggregate amount of outstanding loans to a single borrower exceeds that individual officer's lending authority, the loan request must be considered and approved by an officer with a higher lending limit or by the Officers' Loan Committee. Individual officers' lending limits range from $5,000 to $300,000 depending on seniority and type of loan. The Officers' Loan Committee has a lending limit of $100,000 for unsecured and $300,000 for secured loans. Any loan in excess of the lending limit of the Officers' Loan Committee must be approved by the Directors' Loan Committee.

     The Bank has a continuous loan review procedure involving multiple officers of the Bank which is designed to promote early identification of credit quality problems. All loan officers are charged with the responsibility of rating all their loans exceeding $25,000 and reviewing those loans on a periodic basis, the frequency of which increases as the quality of the loans decreases. The Bank's Senior Credit Officer is charged with the responsibility of ensuring that all loans or lines of credit of $200,000 and above are reviewed annually. In addition, the Senior Credit Officer is involved in the analysis and approval of all loans that require Officers' Loan Committee approval.

DEPOSITS

     The Bank offers a variety of deposit programs to individuals and to small to medium-sized businesses and other organizations at interest rates generally consistent with local market conditions. The following table sets forth the mix of depository accounts at the Bank as a percentage of total deposits at the dates indicated.

                                  DEPOSIT MIX

                                           At December 31,
                                   1996          1995         1994
                                   -----         -----        -----
   Non-interest bearing demand     17.02%         17.11%      16.14%
   Interest checking               12.24          12.06       16.36
   Market rate investment          10.86          10.23       11.99
   Savings                         22.26          12.76        4.34
   Time Deposits
       Under $100,000              21.71          27.15       31.29
       $100,000 and over           15.91          20.69       19.88
                                  ------         ------      ------
                                  100.00%        100.00%     100.00%
                                  ------         ------      ------

     The Bank accepts deposits at its main office and six branch banking offices, each of which maintains an automated teller machine. The Bank is a member of the "HONOR" network of automated teller machines, which permits Bank customers to perform certain transactions in major cities throughout Georgia and other regions. The Bank controls deposit volumes primarily through the pricing of deposits and to a certain extent through promotional activities such as "free checking." In 1995 and 1994, the Bank adjusted the rates it paid on its interest checking deposits downward to be more nearly in line with its competition, resulting in a shift in its deposit base from interest checking accounts to time deposits as customers sought the higher rates available in certificates of deposit. This continued in 1996 and a significant shift to savings occurred when the bank promoted a variable rate account tied to the prime rate. Deposit rates are set weekly by senior management of the Bank. Management believes that the rates it offers are competitive with or, in some cases, slightly above those offered by other institutions in the Bank's market area. The Bank does not actively solicit deposits outside of its market area.

COMPETITION

     The banking business generally is highly competitive, and sources of competition are varied. The Bank competes as a financial intermediary with other commercial banks, savings and loan associations, credit unions, mortgage banking companies, consumer finance companies, securities brokerages, insurance companies, and money market mutual funds operating in Columbia and Richmond Counties and elsewhere.

     Many of the financial organizations in competition with the Company have much greater financial resources, more diversified markets and larger branch networks than the Company, and are able to offer similar services at varying costs with higher lending limits. In addition, with the enactment of regional interstate banking laws by various states in the southeastern region, there have been major interstate acquisitions involving Augusta financial institutions which have offices in the Company's market area but are headquartered in other southeastern states. The effect of such acquisitions (and the possible increase in size of the financial institutions in the Company's market areas) may be to increase further the competition faced by the Company. The Company believes, however, that it will be able to use its local independent image to its advantage in competing for business from certain Augusta individuals and businesses.

EMPLOYEES

     The Company had approximately 118 full-time equivalent employees at December 31, 1996.

SUPERVISION AND REGULATION

     The Company and the Bank are subject to state and federal banking laws and regulations which impose specific requirements or restrictions on, and provide for general regulatory oversight with respect to, virtually all aspects of operations. These laws and regulations are generally intended to protect depositors, not stockholders. To the extent that the following summary describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company. Beginning with the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and following with the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), which was enacted in 1991, numerous additional regulatory requirements have been placed on the banking industry and additional changes have been proposed. The operations of the Company and the Bank may be affected by legislative changes and the policies of various regulatory authorities. The Company is unable to predict the nature or the extent of the effect on its business and earnings that fiscal or monetary policies, economic control, or new federal or state legislation may have in the future.

Federal Bank Holding Company Regulation
---------------------------------------

     The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956 (the "BHCA"). Under the BHCA, the Company is subject to periodic examination by the Federal Reserve and is required to file periodic reports of its operations and such additional information as the Federal Reserve may require. The Company's and the Bank's activities are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries, or engaging in any other activity that the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

     Investments, Control, and Activities. With certain limited exceptions, the BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve before (i) acquiring substantially all the assets of any bank,
(ii) acquiring direct or indirect ownership or control of any voting shares of any bank if after such acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares), or (iii) merging or consolidating with another bank holding company.

     In addition, and subject to certain exceptions, the BHCA and the Change in Bank Control Act, together with regulations thereunder, require Federal Reserve approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company acquiring "control" of a bank holding company, such as the Company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. In the case of the Company, under Federal Reserve regulations, control will be rebutably presumed to exist if a person acquires at least 10% of the outstanding shares of any class of voting securities once the Company registers the Common Stock under the Exchange Act. The regulations provide a procedure for challenge of the rebutable control presumption.

     Under the BHCA, the Company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in nonbanking activities, unless the Federal Reserve, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve has determined by regulation to be proper incidents to the business of banking include making or servicing loans and certain types of leases, engaging in certain insurance and discount brokerage activities, performing certain data processing services, acting in certain circumstances as a fiduciary or investment or financial advisor, owning savings associations, and making investments in certain corporations or projects designed primarily to promote community welfare.

     Source of Strength; Cross-Guarantee. In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which the Company might not otherwise do so. Under the BHCA, the Federal Reserve may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition. The Bank may be required to indemnify, or cross-guarantee, the FDIC against losses it incurs with respect to any other Bank controlled by the Company, which in effect makes the Company's equity investments in healthy bank subsidiaries available to the FDIC to assist any failing or failed bank subsidiary of the Company.

The Bank
--------

     General. The Bank is a Georgia banking corporation and state non-member bank. The Georgia Department of Banking and Finance (the "Department") and the Federal Deposit Insurance Corporation are the primary regulators for the Bank. These regulatory authorities regulate or monitor all areas of the Bank's operations, including security devices and procedures, adequacy of capitalization and loss reserves, loans, investments, borrowings, deposits, mergers, issuances of securities, payment of dividends, interest rates payable on deposits, interest rates or fees chargeable on loans, establishment of branches, corporate reorganizations, maintenance of books and records, and adequacy of staff training to carry on safe lending and deposit gathering practices. The Bank must maintain certain capital ratios and is subject to limitations on aggregate investments in real estate, bank premises, and furniture and fixtures.

     Under FDICIA, all insured institutions must undergo regular on-site examination by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC and the appropriate agency (and state supervisor when applicable). FDICIA also directs the FDIC to develop with other appropriate agencies a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. FDICIA also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to: (i) internal controls, information systems, and audit systems; (ii) loan documentation; (iii) credit underwriting;
(iv) interest rate risk exposure; and (v) asset quality.

     Transactions With Affiliates and Insiders. The Bank is subject to the provisions of Section 23A of the Federal Reserve Act, which place limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. In addition, most of these loans and certain other transactions must be secured in prescribed amounts. The Bank is also subject to the provisions of Section 23B of the Federal Reserve Act that, among other things, prohibit an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with non-affiliated companies. The Bank is subject to certain restrictions on extensions of credit to executive officers, directors, certain principal stockholders, and their related interests. Such extensions of credit
(i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

     Branching. In addition to the main office, the Bank currently has four branches in Richmond County and two branches in Columbia County. Under current Georgia law, effective July 1, 1996 banks may branch into three additional counties besides the county in which their principal office is located. If the Bank is part of a bank holding company, all affiliates would be treated as one and the holding company would be limited to three counties. Effective July 1, 1998 all intra state branching restrictions will be removed. Although the Bank currently has no definitive plans for opening any other branch offices, depending on profitability and community needs, other branches may be considered. The Company, with prior regulatory approval, will be permitted to acquire interest in and operate banks throughout the State of Georgia. Under Georgia law, any bank acquired by the Company could be merged into the Bank and its offices could then be operated as branches of the Bank. There are currently no definitive plans for the Company to make any such acquisition, but the Company remains open to such acquisitions as part of its strategic growth plan.

     The BHCA, as amended by the interstate banking provisions of the Riegle-Neal Interstate Banking and Branch Efficiency Act of 1994 ("Interstate Banking Act"), which became effective on September 29, 1995, repealed the prior statutory restrictions on interstate acquisitions of banks y bank holding companies, such that the Company and any other bank holding company located in Georgia may now acquire a bank located in any other state, and any bank holding company located outside Georgia may lawfully acquire any bank based in another state, regardless of state law to the contrary, in either case subject to certain deposit-percentage, aging requirements, and other restrictions. The Interstate Banking Act also generally provides that, after June 1, 1997, national and state-chartered banks may branch interstate through acquisitions of banks in other states. By adopting legislation prior to that date, a state has the ability either to "opt in" and accelerate the date after which interstate branching is permissible or "opt out" and prohibit interstate branching altogether. In March 1996, the Georgia legislature adopted legislation opting into interstate branching which will permit such mergers after June 1, 1997.
The Georgia legislation also
provides that an out-of-state bank may not enter the State of Georgia through a de novo branch, nor may it enter through the acquisition of less than substantially all of the assets of an existing bank.

     Community Reinvestment Act. The Community Reinvestment Act requires that, each insured depository institution shall be evaluated by its primary federal regulator with respect to its record in meeting the credit needs of its local community, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. The Bank received a satisfactory rating in its most recent evaluation.

     Other Regulations. Interest and certain other charges collected or contracted for by the Bank are subject to state usury laws and certain federal laws concerning interest rates. The Bank's loan operations are also subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers, the Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves, the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit, the Fair Credit Reporting Act of 1978 governing the use and provision of information to credit reporting agencies, the Fair Debt Collection Act governing the manner in which consumer debts may be collected by collection agencies, and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of the Bank also are subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

     FDICA directs that each federal banking regulatory agency prescribe standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit system, loan documentation, credit underwriting, interest rate exposure, asset growth compensation, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value to book value for publicly traded shares, and such other standards as the agency deems appropriate. FDICIA also contains a variety of other provisions that my affect the operations of the Company and the Bank, including new reporting requirements, regulatory standards for estate lending, "truth in savings" provisions, the requirement that a depository institution give 90 days prior notice to customers and regulatory authorities before closing any branch, and a prohibition on the acceptance or renewal of brokered deposits by depository institutions that are not well capitalized or are adequately capitalized and have not received a waiver from FDIC.

Enforcement Policies and Actions
--------------------------------

     FIRREA and subsequent federal legislation significantly increased the enforcement authorities of the FDIC and other federal depository institution regulators, and authorizes the imposition of civil money penalties up to $1 million per day. Persons who are affiliated with depository institutions can be removed from any office held in such institution and banned for life from participating in the affairs of any such institution. The banking regulators have not hesitated to use the new enforcement authorities provided under FIRREA.

Deposit Insurance
-----------------

     The deposits of the Bank are currently insured to a maximum of $100,000 per depositor, subject to certain aggregation rules. The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. Separate insurance funds (BIF and SAIF) are maintained for commercial banks and thrifts, with insurance premiums from the industry used to offset losses from insurance payouts when banks and thrifts fail. Due to the high rate of failures in recent years, the fees that commercial banks and thrifts pay to BIF and SAIF have increased, and the FDIC has adopted a risk-based deposit insurance premium system for all insured depository institutions, including the Bank, which requires that a depository institution pay to BIF or SAIF from $.04 to $.31 per $100 of insured deposits depending on its capital levels and risk profile, as determined by its primary federal regulator on a semiannual basis.

     In 1995, the FDIC declared the BIF fully funded, and assessments were suspended on certain financial institutions until further notice. The assessment for the Bank was suspended through December 1996 under this ruling; however, in 1996 the Bank was notified that assessments will be reinstated in 1997. Because the Bank's risk classification is the lowest allowable, the Bank will not be required to pay an assessment for deposit insurance in 1997. The Bank will be required to pay a premium for the new "Financing Corporation (FICO) payment" which is a result of the Deposit Insurance Act of 1996. The annual amount of this premium is $.01296 of insured deposits. This assessment is subject to change. Any increase in deposit insurance premiums for the Bank will increase its cost of funds, and there can be no assurance that such cost can be passed on to the Bank's customers.

Dividends
---------

     The principal source of the Company's cash revenues comes from dividends received from the Bank. The amount of dividends that may be paid by the Bank to the Company depends on the Bank's earnings and capital position and is limited by federal and state law, regulations, and policies. In addition, the Board of Governors has stated that bank holding companies should refrain from or limit dividend increases or reduce or eliminate dividends under circumstances in which the bank holding company fails to meet minimum capital requirements or in which its earnings are impaired.

     Cash dividends on the Bank's common stock may be declared and paid only out of its retained earnings, and dividends may not be declared at any time at which the Bank's paid-in capital and appropriated retained earnings do not, in combination, equal at least 20% of its capital stock account. In addition, the Department's current rules and regulations require prior Department approval before cash dividends may be declared and paid if: (i) the Bank's ratio of equity capital to adjusted total assets is less than 6%; (ii) the aggregate amount of dividends declared or anticipated to be declared in that calendar year exceeds 50% of the Bank's net profits, after taxes but before dividends, for the previous calendar year; or (iii) the percentage of the Bank's assets classified as adverse as to repayment or recovery by the Department at the most recent examination of the Bank exceeds 80% of the Bank's equity capital as reflected at such examination.

     Under FDICIA, the Bank may not pay a cash dividend if, after paying the dividend, the Bank would be undercapitalized. See "Capital Regulations" below.

     The Company's Board of Directors declared a 15% stock dividend to holders of the Company's Common Stock on record as of September 4, 1996. The dividend was payable on September 25,1996.

Capital Regulations
-------------------

     The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, account for off-balance sheet exposure, and minimize disincentives for holding liquid assets. The resulting capital ratios represent qualifying capital as a percentage of total risk weighted assets and off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimums. The current guidelines require all bank holding companies and federally regulated banks to maintain a minimum risk-based total capital ratio equal to 8% of which at least 4% must be Tier 1 capital. Tier 1 capital includes common stockholders equity, qualifying perpetual preferred stock, and minority interest in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets.

     Under these guidelines, banks' and bank holding companies' assets are given risk-weights of 0%, 20%, 50%, or 100%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans, both of which carry a 50% rating. Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% rating, and direct obligations of or obligations guaranteed by the United States Treasury or United States Government agencies, which have a 0% rating.

     The federal bank regulatory authorities have also implemented a leverage ratio, which is Tier 1 capital as a percentage of average total assets less intangibles, to be used as a supplement to the risk-based guidelines. The principal objective of the leverage ratio is to place a constraint on the maximum degree to which a bank holding company may leverage its equity capital base. The minimum required leverage ratio for top-rated institutions is 3%, but most institutions are required to maintain an additional cushion of at least 100 to 200 basis points.

     FDICIA established a new capital-based regulatory scheme designed to promote early intervention for troubled banks and requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. As of December 31, 1996, the Company and the Bank were qualified as "well-capitalized." See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital."

     Under the FDICIA regulations, the applicable agency can treat an institution as if it were in the next lower category if the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice.
The degree of regulatory scrutiny of a financial institution will increase, and the permissible activities of the institution will decrease, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to (i) submit a capital restoration plan; (ii) raise additional capital; (iii) restrict their growth, deposit interest rates, and other activities; (iv) improve their management; (v) eliminate management fees; or (vi) divest themselves of all or a part of their operations. Bank holding companies controlling financial institutions can be called upon to boost the institutions' capital and to partially guarantee the institutions' performance under their capital restoration plans.

     These capital guidelines can affect the Company in several ways. Rapid growth, poor loan portfolio performance, or poor earnings performance, or a combination of these factors, could change the Company's capital position in a relatively short period of time, making an additional capital infusion necessary.

     FDICIA requires the federal banking regulators to revise the risk-based capital standards to provide for explicit consideration of interest-rate risk, concentration of credit risk, and the risks of non-traditional activities. It is uncertain what affect these regulations, when implemented, would have on the Company and the Bank.

     Both the Company and the Bank exceeded their respective regulatory capital requirements at December 31, 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital."

Recent Legislative Developments
-------------------------------

     Revisions to the Bank Secrecy Act in 1996 affected numerous issues, including suspicious activity reporting, funds transfer recording keeping, interim exemption rules, and the definition of "exempt persons" and the way in which banks designate exempt customers.

     The Economic Growth and Regulatory Paperwork Reduction Act of 1996 was enacted in September 1996. This Act primarily provided arrangements for the recapitalization of the SAIF and regulatory relief for bank holding companies in several significant areas. Bank holding companies that also owned savings associations and were therefor subject to regulation by the Office of Thrift Supervision ("OTS") as savings and loan holding companies were relieved of such duplicative regulation, and neither future acquisitions of savings associations by bank holding companies nor mergers of savings associations into banks will any longer require application to and approval by the OTS. Acquisitions by well-capitalized and well-managed bank holding companies of companies engaging in permissible nonbanking activities (other than savings association) may now be made with only 12 days prior notice to the Federal

Reserve, and de novo engagement in such activities by such bank holding companies may be commenced without prior notice and with only subsequent notice to the Federal Reserve. The same legislation also gave regulatory relief to banks in regard to corporate governance, branching, disclosure (under the Real Estate Settlement Procedures Act and the Truth in Lending Act) and other operational areas.

     The Federal Reserve also recently adopted regulations providing for a streamlined application process in connection with acquisitions of banks and bank holding companies by well-capitalized, well-managed bank holding companies. During 1996, changes were also made to the current system used to rate banks.

     The State of Georgia Department of Insurance and Department of Banking and Finance also recently adopted regulations that will permit banks operating in Georgia to engage in certain insurance sales activities, subject to compliance with certain conditions.

     Other legislative and regulatory proposals regarding changes in banking, and the regulation of banks, thrifts and other financial institutions and bank and bank holding company powers are being considered by the executive branch of the Federal government, Congress and various state governments, including Georgia. Among other items under consideration are the possible combination of the BIF and SAIF, changes in or repeal of the Glass-Steagall Act which separates commercial banking from investment banking, and changes in the BHC Act to broaden the powers of "financial services" companies to own and control depository institutions and engage in activities not closely related to banking. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. It cannot be predicted whether any of these proposals will be adopted, and, if adopted, how these proposals will affect the Company and the Bank.

Fiscal and Monetary Policy
--------------------------

     Banking is a business which depends on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loans and securities holdings, constitutes the major portion of a bank's earnings. Thus, the earnings and growth of the Company and the Bank are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Board of Governors of the Federal Reserve System (the "Federal Reserve"). The Federal Reserve regulates the supply of money through various means, including open market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve, and the reserve requirements on deposits.

     The monetary policies of the Federal Reserve historically have had a significant effect on the operating results of commercial banks and will continue to do so in the future. The conditions in the national and international economies and money markets, as well as the actions and changes in policy by monetary and fiscal authorities, and their effect on the company and the Bank cannot be predicted.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company currently operates a main office, six branches and an operations center. The principal administrative offices of the Company are located at 3530 Wheeler Road, Augusta, Georgia.

The main office and four branch offices are located in Augusta, Georgia, one branch is located in Martinez, Georgia and one branch is located in Evans, Georgia. With the exception of the Fury's Ferry and the Wal-Mart branches each banking office is a brick building of Georgian architecture with a teller line, customer service area, offices for the Bank's lenders, drive-in teller lanes, a vault with safe deposit boxes, and a walk-up or drive-up automated teller machine. The banking offices are generally 3,000 - 5,000 square foot buildings except for the main office and the Fury's Ferry Branch. The main office contains approximately 14,000 square feet of space. The Fury's Ferry branch contains 1,800 square feet with all the facilities of the other branches except safe deposit boxes. The Wal-Mart branch, located inside the Wal-Mart SuperCenter, contains 517 square feet and provides teller, customer service and lending areas. An automated teller machine is also located on the premises. The 5,000 square foot operations center is located in Grovetown, Georgia.

     The Company has expanded its automated teller machine network to include two drive-up machines located in major retail shopping areas and has also located four walk-up machines in convenience/gasoline outlets.

     See Note 5 to the Consolidated Financial Statements for additional information concerning the Bank's premises and equipment and Note 7 to the Consolidated Financial Statements for additional information concerning the Bank's commitments under various equipment leases.

ITEM 3. LEGAL PROCEEDINGS

     In the ordinary course of business, the Company is a party to various legal proceedings. In the opinion of management, there is no proceeding pending or, to the knowledge of management, threatened in which an adverse decision could result in a material adverse change in the business or assets of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the shareholders of the Company during the fourth quarter of 1996.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As of March 15, 1997, there were approximately 502 holders of record of the Company's Common Stock. As of March 25, 1997, 1,542,368 shares of Common Stock were issued and outstanding. Transactions in the Company's Common Stock generally are negotiated through J. C. Bradford & Company. The following table reflects the range of quotations from J. C Bradford & Company since the fourth quarter of 1995 when they began making a market in the Company's stock:

                GEORGIA BANK FINANCIAL CORPORATION STOCK PRICE *

          QUARTER ENDED                             LOW       HIGH
          -------------                             ---       ----
          December 31, 1995                         13 1/4    15
          March 31, 1996                            13 7/8    15 5/8
          June 30, 1996                             14 1/4    16 3/8
          September 30, 1996**                      16 1/16   16 5/8
          December 31, 1996                         17 1/4    17 1/2

          *    The prices reflect inter-dealer prices, without retail markup, mark-down or commission and may not represent actual
               transactions. No formal market existed for the Company's stock prior to the fourth quarter of 1995.
          **   The Company issued a 15% stock dividend on September 25, 1996

     No cash dividends have been paid to date on the Common Stock, and it is anticipated that earnings will be retained for the foreseeable future to support the Company's rapid growth and expansion. The Company currently has no source of income other than dividends and other payments received from the Bank. The amount of dividends that may be paid by the Bank to the Company depends on the Bank's earnings and capital position and is limited by federal and state law, regulation and policies.

     Cash dividends on the Bank's common stock may be declared and paid only out of its retained earnings, and dividends may not be declared at any time at which the Bank's paid-in capital and appropriated retained earnings do not, in combination, equal at least 20% of its capital stock account. In addition, the Georgia Department of Banking and Finance's current rules and regulations require prior approval before cash dividends may be declared and paid if: (i) the Bank's ratio of equity capital to adjusted total assets is less than 6%;
(ii) the aggregate amount of dividends declared or anticipated to be declared in that calendar year exceeds 50% of the Bank's net profits, after taxes but before dividends, for the previous calendar year; or (iii) the percentage of the Bank's loans classified as adverse as to repayment or recovery by the Department at the most recent examination of the bank exceeds 80% of the Bank's equity capital as reflected at such examination.

     The Company's Board of Directors declared a 15% stock dividend to holders of the Company's Common Stock on record as of September 4, 1996. The dividend was payable on September 25, 1996. All per share information has been restated to reflect the effect of this dividend.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     During 1996, management of the Company continued to emphasize the dual objectives of asset growth and the improvement of earnings performance. Following the acquisition of FCS Financial Corporation in December 1992 and the merger of the two resulting subsidiary banks in 1993, it was important to achieve the economies anticipated by the merger. In 1994, the Company continued its expansion in Columbia County by extensively renovating the Martinez Office and constructing a new branch in Evans, Georgia. This expansion provided additional access to an attractive customer base that will help sustain the future growth of the Company. In 1995, the Company took advantage of an opportunity to open its sixth office in a heavily concentrated retail and residential area of West Augusta, - a strategic location to help complete its geographic positioning in the Metro Augusta market. The Company continued its expansion in the market in 1996 with the opening of the Wal-Mart branch in a newly constructed 230,000 square foot Wal-Mart SuperCenter located in the southern portion of Richmond County.

RESULTS OF OPERATIONS

     The Company had record net income of $1,952,000 in 1996 , compared to $1,405,000 in 1995, an increase of 39%. The 1995 earnings of $1,405,000 were a
26% increase above 1994 earnings of $1,118,000.

     The improvement in 1996 earnings resulted primarily from increased levels of net interest income and non-interest income - specifically service charges and fees on deposits. The increase in net interest income was the result of balance sheet growth with the resulting higher levels of earning assets. Net interest income grew 13.8% in 1996 on a net interest margin of 4.62%, a decline from the net interest margin of 4.78% in 1995. Non-interest income increased $736,000 (52.0%) in 1996 to $2.2 million compared to $1.4 million in 1995.

     The earnings performance of the Company is reflected in a return on average assets and average equity of 0.97% and 12.65%, respectively, during 1996 compared to 0.82% and 10.23%, respectively, in 1995. The return on average assets and average equity was 0.73% and 9.44% in 1994. Earnings per share improved to $1.27 in 1996 compared to $0.91 in 1995. The Company's average equity to average asset ratio decreased to 7.64% from 8.00% the previous year as a result of an increase in average assets of 17.6%. The average equity to average asset ratio was 7.83% for 1994. The Company did not pay any cash dividends in 1996 or 1995. The Company declared a 15% stock dividend on September 4, 1996, payable on September 25, 1996.

     The improved earnings of the Company represent, in part, the continued leveraging of the Company's and the Bank's investment in additional offices during prior years; these offices are maturing and generating higher asset and deposit levels. In addition, the reduction of the Company's long-term debt resulted in lower interest expense, which also contributed to the improved earnings.

NET INTEREST INCOME/MARGINS

     The primary source of revenue for the Company is net interest income, which is the difference between income on interest-earning assets, such as loans and investment securities, and interest expense incurred on interest-bearing sources of funds, such as deposits and borrowings. The following table shows the average balances of earning assets and interest-bearing liabilities, average yields earned and rates paid on those respective balances, and the resulting interest income and expense for the periods indicated:


                              AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES

                                YEAR ENDED DECEMBER 31, 1996        YEAR ENDED DECEMBER 31, 1995      YEAR ENDED DECEMBER 31, 1994
                             -------------------------------------------------------------------------------------------------------
                               AVERAGE    AVERAGE   AMOUNT PAID    AVERAGE    AVERAGE     AMOUNT     AVERAGE    AVERAGE     AMOUNT
                               AMOUNT     YIELD OR   OR EARNED     AMOUNT     YIELD OR    PAID OR    AMOUNT     YIELD OR    PAID OR
                                            RATE                                RATE      EARNED                  RATE      EARNED
                             -------------------------------------------------------------------------------------------------------
                                                               (Amounts in thousands, except yields and rates)
ASSETS:
Loans......................    $128,592   9.70%       $12,470      $113,977    10.12%     $11,530    $102,166    9.16%       $9,355
Investments
  Taxable..................      43,863   6.36%         2,788        31,795     6.50%       2,068      24,723    5.84%        1,443
  Tax-free.................       1,635   4.71%            77         1,583     4.30%          68       1,545    3.95%           61
Interest-bearing deposits
  with banks...............          --     --             --            --       --           (2)         66    4.55%            3
Federal funds sold.........       5,615   6.09%           342         5,479     6.61%         362       5,133    4.27%          219
                               --------               -------      --------               -------    --------               -------
  Total earning assets.....     179,705   8.72%        15,677       152,834     9.18%      14,026     133,633    8.30%       11,081
                               --------               -------      --------               -------    --------               -------
Cash and due from banks....      11,139                               9,148                             7,416
Premises and equipment.....       8,799                               8,375                             7,626
Other................             3,759                               2,643                             3,764
Allowance for loan losses..      (1,441)                             (1,267)                           (1,269)
                               --------                            --------                          --------
  Total assets.............    $201,961                            $171,733                          $151,170
                               ========                            ========                          ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing transaction
  accounts.................    $ 20,454   2.54%        $  520      $ 19,314     2.73%     $   528    $ 26,185    2.72%      $   713
Savings, MMA...............      55,661   4.38%         2,436        30,674     4.00%       1,226      23,596    2.78%          657
Certificates...............      74,048   5.67%         4,196        78,953     5.96%       4,705      65,828    4.31%        2,841
Federal funds purchased/
  Repurchase agreements....       1,068   4.12%            44           486     5.56%          27         404    3.47%           14
Other borrowings...........       2,713   6.52%           177         4,198     5.76%         242       2,629    5.43%          143
                               --------               -------       -------               -------    --------               -------
  Total interest-bearing
  liabilities..............     153,944   4.79%         7,373       133,625     5.03%       6,728     118,642    3.68%        4,368
                               --------               -------       -------               -------    --------               -------
Demand deposits............      31,253                              23,623                            19,685
Other liabilities..........       1,338                                 745                             1,001
Shareholders' equity.......      15,426                              13,740                            11,842
                               --------                             -------                          --------
  Total Liabilities and
    shareholders' equity...    $201,961                            $171,733                          $151,170
                               ========                            ========                          ========

Net interest spread........               3.93%                                  4.15%                           4.62%
Benefit of non-interest
  sources..................               0.69%                                  0.63%                           0.41%
Net interest margin/income.               4.62%       $ 8,304                    4.78%     $7,298                5.03%       $6,713
                                                      =======                             =======                           =======

     Net interest income was $8.3 million for 1996, a 13.8% increase from 1995. Net interest income increased as a result of an increase in the volume of average earning assets, which was offset partially by a decrease in the rate on those earning assets. Earning assets averaged $179.7 million in 1996, an increase of 17.6% from 1995. Average rates on earning assets decreased to 8.72% from 9.18% in 1995. These decreases were due primarily to a declining interest rate environment and competitive pressures in the pricing of loans.

     A key performance measure for net interest income is the "net interest margin", or net interest income divided by the average interest-earning assets. Unlike "net interest spread", net interest margin is affected by the level of non-interest sources of funding used to support earning assets. The Company's net interest margin decreased to 4.62% in 1996 from 4.78% in 1995. In 1994, the net interest margin was 5.03%. The net interest margin decreased as the average rate earned on earning assets declined at a faster rate than the decline in the average rate paid on interest-bearing liabilities and the amount of earning assets increased more that the amount of interest-bearing liabilities.
Increased competition in the local market for both loans and deposits also negatively impacted the net interest margin. The net interest margin was assisted, however, by an increasing amount of demand deposits which function as a non-interest source of funds.

     Changes in net interest income from period to period result from increases or decreases in volume of interest-earning assets and interest-bearing liabilities, increases or decreases in the average rates earned and paid on such assets and liabilities, the ability to manage the earning asset portfolio, and the availability of particular sources of funds, such as non-interest bearing deposits. The table: "Analysis of Changes in Net Interest Income" which follows indicates the changes in the Company's net interest income as a result of changes in volume and rate from 1995 to 1996, 1994 to 1995, and 1993 to 1994. The analysis of changes in net interest income included in the following table indicates that on an overall basis in 1996, positive changes in the balances or volumes of the interest-earning assets had a greater impact on the increase in interest income than the negative changes in yields and rates applicable to those balance sheet accounts which served to reduce interest income, and the positive changes in the balances or volume of the interest bearing liability categories had a greater impact on the increase in interest expense than did negative changes in yields and rates which served to reduce interest expense.
In 1995, positive changes in the balances or volumes of the interest earning assets and in the yields contributed to the increase in interest income, and interest expense increased as a result of both positive changes in the balances or volume of and the rates paid on of interest-bearing liabilities.

                  ANALYSIS OF CHANGES IN NET INTEREST INCOME

                                 YEAR ENDED DECEMBER 31,       YEAR ENDED DECEMBER 31,         YEAR ENDED DECEMBER 31,
                                          1996                          1995                            1994
                                   COMPARED WITH 1995             COMPARED WITH 1994              COMPARED WITH 1993
                                    VARIANCES DUE TO               VARIANCES DUE TO                VARIANCES DUE TO
                              --------------------------------------------------------------------------------------------
                                                 RATE/                              RATE/                              RATE/
                                VOLUME   RATE   VOLUME   TOTAL    VOLUME   RATE    VOLUME   TOTAL    VOLUME   RATE    VOLUME   TOTAL
                              ----------------  --------------- ----------------  ----------------  ---------------  ---------------
                                                                       (AMOUNTS IN THOUSANDS)
INTEREST INCOME FROM EARNING ASSETS:
Loans....................      $1,479  ($478)    ($61)  $  940     $1,082  $  981  $113    $2,176    $1,004  $  325   $  40  $1,369
Investments, taxable.....         785    (45)     (17)     723        413     163    47       623        (4)     48       0      44
Investments, tax-free....           2      6        0        8          2       5     0         7        38      (9)     (9)     20
Interest-bearing deposits
    with banks...........           0      0        0        0         (4)     (4)    4        (4)       (7)     (1)      0
Federal funds sold.......           9    (28)      (1)     (20)        15     120     8       143       (88)    137     (54)    (54)
                              --------------------------------- ----------------------------------  --------------------------------
    Total                      $2,275  ($545)    ($79)  $1,651     $1,508  $1,265  $172    $2,945    $  943  $  500    ($23)  1,420
                              --------------------------------- ----------------------------------  --------------------------------

INTEREST EXPENSE ON INTEREST BEARING LIABILITIES:
Interest-bearing transaction
    accounts.............      $   31   ($37)     ($2)     ($8)     ($188) $    2   ($2)    ($188)    ($207)   ($76)  $  16   ($2**)
Savings and market rate
    investments..........         999    116       95    1,210        196     287    86       569        82     (14)     (2)
Certificates and other time
    deposits.............        (293)  (229)      14     (508)       565   1,086   216     1,867       612     (61)    (16)     5**
Federal funds purchased..          32     (7)      (9)      16          3       8     2        13       (12)     36     (27)     (3)
Other borrowings.........         (86)    32      (11)     (65)        85       9     5        99      (172)    (52)     26    (198)
                              --------------------------------- ----------------------------------  --------------------------------
    Total................      $  683  ($125)   $  87   $  645     $  661  $1,392  $307    $2,360    $  303   ($167)    ($3) $  133
                              --------------------------------- ----------------------------------  --------------------------------

CHANGE IN NET INTEREST INCOME.  .  .  .                 $1,006                               $585                            $1,2**
                                                        =======                            =======                           =======

     The variances for each major category of interest-earning asset and interest-bearing liability are attributable to (a) changes in volume (changes in volume times old rate), (b) changes in rate (changes in rate times old volume) and (c) changes in rate/volume (changes in rate times the change in volume).

NON-INTEREST INCOME

     Non-interest income for 1996 was $2.2 million, an increase of $736,000 from 1995. The increase is attributable to a 50.7% increase in service charges on deposit accounts resulting from a higher volume of deposits and increases in the overall pricing of accounts. A decrease in losses on investment securities of $21,000 also contributed to the increase in non-interest income. The following table presents the principal components of non-interest income for the last three years.

                              NON-INTEREST INCOME

                                                                                            YEAR ENDED DECEMBER 31,
                                                                                 ------------------------------------------
                                                                                       1996           1995          1994
                                                                                 -----------------  ------------  ---------
                                                                                 (AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGES)
                 Service charges on deposit accounts...........................          $2,150        $1,427        $1,014
                 Investment securities gains...................................               0           (21)         (117)
                 Other.........................................................               1             8             3
                                                                                 -----------------  ------------  ---------
                      Total non-interest income................................          $2,151        $1,414        $  900
                                                                                 =================  ============  =========
                 Non-interest income as a percentage
                 of total average assets.......................................           1.07%         0.82%         0.60%

NON-INTEREST EXPENSE

     Non-interest expense totaled $7.2 million in 1996, up 14.1% from 1995 non-interest expense of $6.3 million. The increase was the result of the Company's continued growth and expansion. The Company experienced a full year of operating expenses associated with the Fury's Ferry branch which opened in October, 1995 in addition to the opening and operating expenses of the Wal-Mart branch which opened in July, 1996. This increase in non-interest expense is necessary to support the Company's continued growth and to better position itself with strategic locations in the market.

     Management continues to place a significant emphasis on expense control and continues to improve its ability to monitor growth in discretionary expense categories and to maintain improved control over future increases. The following table presents the principal components of non-interest expense for the years ended December 31, 1996, 1995 and 1994.

                              NON-INTEREST EXPENSE

                                                                              YEAR ENDED DECEMBER 31,
                                                                   ------------------------------------------
                                                                         1996           1995          1994
                                                                   --------------    ----------    ----------
                                                                    (AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGES)
       Salaries and employee benefits.........................             $3,653        $3,146        $2,798
       Occupancy expense......................................              1,262         1,032           924
       Amortization of intangible assets......................                280           287           298
       Business development expense...........................                402           290           180
       Communication expense..................................                515           419           359
       Data processing expense................................                137           150           199
       Insurance expense......................................                 37           198           325
       Legal and professional fees............................                202           210           193
       Office Supplies........................................                434           328           272
       Other..................................................                312           281           223
                                                                   --------------    ----------    ----------
            Total non-interest expense........................             $7,234        $6,341        $5,771
                                                                   ==============    ==========    ==========

       Non-interest expense as a percentage
          of total average assets.............................              3.58%         3.69%         3.82%

     The Company's efficiency ratio (non-interest expense as a percentage of net interest income and non-interest income, excluding gains and losses on the sale of investment securities) improved to 69.2% in 1996 compared to 72.6% in 1995 and 74.7% in 1994. This improvement continues even through though the Company incurs significant expense associated with the expansion of facilities to deliver the Company's products and services.

COMPOSITION OF THE LOAN PORTFOLIO

     Loans are the primary component of the Bank's earning assets and, generally, are expected to provide higher yields than the other types of earning assets. Those higher yields reflect the inherent credit risks associated with the loan portfolio. Management attempts to control and balance those risks with the rewards associated with the higher returns.

      Loans averaged $128.6 million in 1996 compared to $114.0 million in 1995 and $102.2 million in 1994. At December 31, 1996, loans totaled $135.2 million, compared to $120.4 million at the end of 1995, or an increase of $14.8 million (12.3%), and $108.2 million at the end of 1994, an increase during 1995 of $12.2 million (11.3%).

     The Company continues to experience significant increases in loan volumes and balances. These increases are attributable to a continued stable local economy and the Company's relatively small market share. The successful expansion in Columbia County (acquisition of FCS Financial Corporation at the end of 1992 and branch expansion in November 1994), and the continued expansion in Richmond County (opening of the Fury's Ferry branch in October, 1995 and the Wal-Mart branch in July, 1996) have provided significant opportunities to grow the loan portfolio. While absolute loan growth continues in double digits, loan growth as a percentage of average earning assets and average total assets decreased in 1996; average loans constituted 71.6% of average earning assets and 63.7% of average total assets as compared with 76.4% of average earning assets and 66.4% of average total assets during 1995, and 74.6% of average
earning assets and 67.6% of average total assets in 1994.   This decrease in
percentage illustrates that deposit growth increased at a faster pace than loan growth during the year.

     The following table sets forth the composition of the Company's loan portfolio as of December 31, for the past five years.

                          LOAN PORTFOLIO COMPOSITION

                                     1996                 1995                 1994                 1993                 1992

                               AMOUNT       %       AMOUNT       %       AMOUNT       %       AMOUNT       %       AMOUNT       %
                               ------    -------    ------    -------    ------    -------    ------    -------    ------    -------
                                                             (AMOUNT IN THOUSANDS, EXCEPT PERCENTAGES)
Real Estate
  Commercial.............     $ 48,422    35.81%   $ 44,053    36.58%   $ 34,336    31.73%   $ 30,413    31.71%   $ 35,907    42.49%
  Residential............       24,156    17.87%     24,856    20.64%     23,452    21.67%     17,646    18.40%     11,746    13.89%
  Residential held for
    sale.................          477     0.35%        404     0.34%        341     0.32%      1,048     1.09%        381     0.45%
  Construction and
    Development..........       10,829     8.01%     13,273    11.02%     18,155    16.78%     19,002    19.81%     11,068    13.09%
                              --------   -------   --------   -------   --------   -------   --------   -------   --------   -------
  Total real
    estate (1)...........       83,884    62.04%     82,586    68.58%     76,284    70.49%     68,109    71.02%     59,102    69.92%
                              --------   -------   --------   -------   --------   -------   --------   -------   --------   -------
Commercial
  Financial and
  agricultural...........       32,141    23.77%     22,614    18.78%     18,734    17.31%     15,292    15.95%     14,722    17.41%
                              --------   -------   --------   -------   --------   -------   --------   -------   --------   -------
Lease financing..........           --       --          --       --          --       --          --       --          --       --
Consumer
  Direct.................       11,998     8.87%     10,874     9.03%      9,029     8.34%      8,413     8.77%      7,940     9.39%
  Indirect...............           --       --          --       --          --       --          --       --          --       --
  Home equity............        5,580     4.13%      2,928     2.43%      2,676     2.47%      2,171     2.26%      1,847     2.18%
  Revolving (2)..........        1,609     1.19%      1,425     1.18%      1,500     1.39%      1,917     2.00%        928     1.10%
                              --------   -------   --------   -------   --------   -------   --------   -------   --------   -------
    Total consumer.......       19,187    14.19%     15,227    12.64%     13,205    12.20%     12,501    13.04%     10,715    12.67%
                              --------   -------   --------   -------   --------   -------   --------   -------   --------   -------
    Total................     $135,212   100.00%   $120,427   100.00%   $108,223   100.00%    $95,902   100.00%    $84,539   100.00%
                              ========   =======   ========   =======   ========   =======   ========   =======   ========   =======


(1) Excluding home equity lines that, while secured by real estate and reported elsewhere herein as real estate loans, are included under the consumer loan category in this table.
(2) Includes credit cards and other revolving consumer lines, excluding home equity lines.

LOAN QUALITY

     Allowance for Loan Losses. The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The Bank has developed policies and procedures for evaluating the overall quality of its loan portfolio and the timely identification of problem credits. Management continues to review these policies and procedures and makes further improvements as needed. The adequacy of the Bank's allowance for loan losses and the effectiveness of the Bank's internal policies and procedures are also reviewed periodically by the Bank's regulators, independent auditors and the Bank's internal loan reviewer. The Bank's regulators may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

     The Bank's Board of Directors, with the recommendation of management, approves the appropriate level for the allowance for loan losses based upon the internal policies and procedures, historical loan loss ratios and present or anticipated economic conditions.

     For significant problem loans, management's review consists of evaluation of the financial condition and strengths of the borrower, the related collateral supporting the loan, and the effects of current and expected economic conditions. When the evaluation reflects a greater than normal risk associated with the individual problem loan, management classifies the loan accordingly and allocates a portion of the allowance for loan losses for that loan. The table below indicates those specific allowances allocated for problem loans and also the unallocated general allowances included in allowances for loan losses for the years indicated. As reflected by the unallocated portion of the allowance, the adequacy of the Company's allowance for loan losses is evaluated on an overall portfolio basis. Because these allocations are based on estimates and subjective judgment it is not necessarily indicative of the specific amounts or loan categories in which charge-offs may occur.

                 ALLOCATION OF THE ALLOWANCE FOR LOAN LOSS(1)

                                 DECEMBER 31,
                   (AMOUNTS IN THOUSANDS EXCEPT PERCENTAGES)

                                            1996                1995               1994             1993
                                      Amount    %(2)      Amount    %(2)      Amount   %(2)    Amount    %(2)
                                      ------  ------      ------  ------      ------  ------   ------  ------
Specific Reserves for
 Classified Loans
   Commercial, financial,
   and agricultural..............     $  189   23.77%     $  257   18.78%     $  115   17.31%  $   23   23.39%
   Real estate construction......         30    8.01%        111   11.02%        - -   16.78%      55   19.81%
   Real-estate mortgage..........        189   54.03%         85   57.56%        274   53.71%     123   48.16%
   Installment loans to
   individuals...................         37   14.19%         21   12.64%         29   12.20%      33    8.64%
Unallocated......................      1,023     - -         861     - -         857     - -    1,031     - -
                                      ------  ------      ------  ------      ------  ------   ------  ------

Balance at Period End............     $1,468  100.00%     $1,335  100.00%     $1,275  100.00%  $1,265  100.00%
                                    ========              ======              ======           ======

(1) Prior to 10-KSB Registration in 1993, Company used an unallocated General Reserve
(2)  Percent of loans in category to total loans

     Additions to the allowance for loan losses, which are expensed on the Company's income statement as the "provision for loan losses", are made periodically to maintain the allowance for loan losses at an appropriate level based upon management's evaluation of the potential risk in the loan portfolio. The actual amount of the provision is determined by evaluating the level of loans outstanding, the level of non-performing loans, historical loan loss ratios, that amount of loan losses actually charged against the reserve, delinquency trends, and an assessment of present and anticipated economic conditions.

     The Company's provision for loan losses in 1996 was $470,000, an increase of $270,000 over the provision in 1995. The provision in 1996 was necessary to maintain an adequate allowance and support the growth of the loan portfolio during the year. The provision for loan losses charged to earnings in 1994 was $180,000.

     The following table, "Allowance for Loan Losses," provides details regarding loan losses and recoveries by category of loan during the most recent five-year period, as well as supplemental information relating to both net loan losses and the provision and allowance for loan losses during each of the past five years. As the following table indicates, net charge-offs for 1996 represented 0.26% of average loans outstanding, compared to 0.12% for 1995 and 0.17% for 1994. The Company's charge-off ratios continue to be significantly below the average for the industry.

                           ALLOWANCE FOR LOAN LOSSES


                                                        (Amounts in thousands, except percentages)
                                                  ----------------------------------------------------
                                                                  YEAR-ENDED DECEMBER 31,
                                                      1996       1995       1994       1993      1992
                                                      ----       ----       ----       ----      ----
                                                  ----------------------------------------------------
Total loans outstanding at end of
   period, net of unearned income...........        $135,212   $120,427   $108,223   $95,902   $84,539
                                                  ====================================================
Daily average amount of loans
   outstanding , net of unearned income.....        $128,592   $113,977   $102,166   $90,744   $43,975
                                                  ====================================================
Balance of allowance for loan losses
at beginning of year........................        $  1,335   $  1,275   $  1,265   $ 1,377   $   363

Charge-offs:
  Commercial, financial and
     agricultural...........................              77         93        101        51        50
  Real estate - construction................             - -        - -        - -       - -       - -
  Real estate - mortgage....................             171         54         41        19       - -
  Consumer..................................             121         43         74        61        15
     Total loan losses......................             369        190        216       131        65
                                                  ----------------------------------------------------

Recoveries of previous charge-offs:
  Commercial, financial and
  agricultural..............................               7         21        - -       - -       - -
  Real estate - construction................             - -        - -        - -       - -       - -
  Real estate - mortgage....................             - -          5          5        22       - -
  Consumer..................................              25         24         41        26         2
                                                  ----------------------------------------------------
     Total recoveries.......................              32         50         46        48         2
                                                  ----------------------------------------------------

Net charge-offs.............................             337        140        170        83        63
                                                  ----------------------------------------------------
Provision for loan losses...................             470        200        180       - -       247
Adjustment for sale of Branch                            - -        - -        - -       (29)      - -
Adjustment for FCS Acquisition                           - -        - -        - -       - -       830
Balance of allowance for loan losses at
at end of period............................        $  1,468   $  1,335   $  1,275   $ 1,265   $ 1,377
                                                  ====================================================

Allowance for loan losses to period end
 loans......................................            1.09%      1.11%      1.18%     1.36%     1.63%
Net charge-offs to average loans............            0.26%      0.12%      0.17%     0.09%     0.14%

     At December 31, 1996, the allowance for loan losses was 1.09% of outstanding loans, a slight decline from the 1.11% level of December 31, 1995. Management considers the decline in the allowance, measured as a percentage of loans, to be acceptable based on its analysis of the potential risk in the portfolio using the methods previously discussed. Management's judgment is based upon a number of assumptions about future events which are believed to be reasonable, but which may or may not prove correct. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance will not be required.

     Non-Performing Assets. As a result of management's ongoing review of the loan portfolio, loans are classified as non-accrual when it is not reasonable to expect collection of interest and principal under the original terms, generally when a loan becomes 90 days or more past due. These loans are classified as non-accrual, even though the presence of collateral or the borrower's financial strength may be sufficient to provide for ultimate repayment. There are a number of adverse implications for the earnings of the Company when a loan is placed on non-accrual. The interest which has been accrued but remains unpaid is reversed and deducted from current period interest income. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain. Also, there may be a write-down and, ultimately, the total charge-off of the principal balance of the loan, which could necessitate additional charges to earnings through the provision for loan losses. During 1996, 1995, and 1994, approximately $28,000, $58,000, and
$37,000 respectively, in additional interest income would have been recognized as earnings if the Company's non-accrual loans had been current under their original terms. The total amount of interest recognized as earnings on the non-accrual loans in 1996 was $106,188.

     Non-performing loans are defined as non-accrual and renegotiated loans. When real estate acquired by foreclosure and held for sale is included with non-performing loans, the result comprises non-performing assets. The following table, "Non-Performing Assets", presents information on these assets and loans past due 90 days or more and still accruing interest as of December 31, for the past five years. Non-performing assets were approximately $1.9 million at December 31, 1996, or 1.4% of total loans and real estate acquired by foreclosure, compared to $861,000 in non-performing assets at December 31, 1995 or 0.72% of total loans and real estate acquired by foreclosure and $1.2 million at December 31, 1994, or 1.14% of total loans and real estate acquired by foreclosure. One credit for $1.1 million accounts for a significant portion of the total non-accrual loan balance at December 31, 1996. That loan is secured by real estate collateral and other collateral as well as the personal guaranty of the principal. Due to the superior lien position of the Bank, management feels there is minimum risk of loss although there is no assurance of this assessment until the normal repayment and collection process are completed.

     The increase in non-performing loans during 1996 reflects primarily the deterioration of the credit previously mentioned. The reduction in the remaining non-performing loans represents the resolution of several prior "problem loans" and management's continued emphasis on asset quality. At December 31, 1996, loans past due 90 days or more and still accruing interest totaled $131,000 a decrease from $279,000 at the end of 1995 and equivalent to the $131,000 at the end of 1994. Management currently believes the Company will receive full payment of principal and interest on these loans despite their past due status because of the Company's collateral position and other factors. This amount of loans past due 90 days or more does not indicate a deterioration in loan quality or portend a future increase in non-accruals.

                             NON-PERFORMING ASSETS

                  (AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGES)
                            YEAR ENDED DECEMBER 31,

                                                                1996      1995      1944      1993     1992
                                                              ------   -------   -------   -------   ------
Non-accrual loans.....................................        $1,747   $   786   $ 1,237   $   726   $  303
Restructured loans....................................             0         0         0        21        0
Other real estate owned...............................           150        75         0        24    1,245
                                                            -----------------------------------------------
     Total nonperforming assets.......................        $1,897   $   861   $ 1,237   $   771   $1,548
                                                            ===============================================

Loans past due 90 days or more and still accruing
 interest.............................................        $  131   $   279   $   131   $   260   $   99
                                                            ===============================================

Allowance for loan losses to period end
loans.................................................          1.09%     1.11%     1.18%     1.36%    1.63%
Allowance for loan losses to period end
 nonperforming loans..................................         84.03%   169.85%   103.07%   164.07%   88.95%
Net charge-offs to average loans......................          0.26%     0.12%     0.17%     0.09%    0.14%
Nonperforming assets to period end loans..............          1.40%     0.72%     1.14%     0.80%    1.70%
Nonperforming assets to period end loans and
 foreclosed property..................................          1.40%     0.72%     1.14%     0.80%    1.68%

     Management is not aware of any loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been disclosed which 1) represents or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or 2) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

ASSET/LIABILITY MANAGEMENT, INTEREST RATE SENSITIVITY AND LIQUIDITY

     General. It is the objective of the Company to manage assets and liabilities to preserve the integrity and safety of the deposit and capital base of the Company by protecting the Company from undue exposure to poor asset quality and interest rate risk. Additionally, the Company pursues a consistent level of earnings as further protection of the depositors and to assure an appropriate return to stockholders on their investment.

     These objectives are achieved through compliance with an established framework of asset/liability, loan, investment and capital policies. Management is responsible for monitoring policies and procedures that ensure proper management of the components of the asset/liability function to achieve the stated objectives. The Company's philosophy is to support quality asset growth primarily through growth of core deposits, which include non-volatile deposits of individuals, partnerships and corporations. Management seeks to invest the largest portion of the Company's assets in those loans that meet the Company's quality standards. Alternative investments are made in the investment portfolio. The Company's asset/liability function and related components of liquidity and interest rate risk are monitored on a continuous basis by management. The Board of Directors reviews and monitors these functions on a monthly basis.

     Interest Sensitivity Analysis. The process of asset/liability management involves monitoring the Company's balance sheet in order to determine the potential impact that changes in the interest rate environment would have on net interest income so that the appropriate strategies to minimize any negative impact can be implemented. The primary objective of asset/liability management is to ensure the steady growth of the net interest income, the Company's primary earnings component.

     In theory, interest rate risk can be minimized by maintaining a nominal level of interest rate sensitivity. In practice, however, this is made difficult because of uncontrollable influences on the Company's balance sheet, including variations in both loan demand and the availability of funding sources.

     The measurement of the Company's interest rate sensitivity, or "gap", is one of the principal techniques employed by the Company in asset/liability management. Interest sensitive gap is the dollar difference between assets and liabilities which are subject to interest-rate repricing within a given time period, including both floating rate or adjustable rate instruments and instruments which are approaching maturity.

     The Company manages its sensitivity to interest rate movements by adjusting the maturity of, and establishing rate prices on, the earning asset portfolio and interest-bearing liabilities in line with management's expectations relative to market interest rates. The Company would generally benefit from increasing market interest rates when the balance sheet is asset sensitive and would benefit from decreasing market rates when it is liability sensitive.

     The following table, "Interest Sensitivity Analysis," shows the interest rate sensitivity of the Company's balance sheet as of December 31, 1996. In that table, the principal balances of the various interest-earning and interest-bearing balance sheet instruments are shown in the time frame where they are first subject to repricing, either as a result of floating or adjustable rate contracts or a contractual maturity. In the three-month time frame, the Company had a liability sensitive gap of $23.7 million or 12.22% of total earning assets. In the one-year time frame, the pricing mismatch on a cumulative basis was liability sensitive $34.4 million or 17.7% of total earning assets. In the current interest rate environment, management considers this level of interest rate risk to be acceptable although procedures are in place to carefully monitor and reduce this one-year cumulative gap as the interest rate environment changes. It should also be noted that all interest rates and yields do not adjust at the same velocity. As an example, the majority of the savings category listed below is priced on an adjustable basis that is sixty percent of Prime Rate. Therefore, as Prime Rate adjusts 100 basis points, the rate on this liability only adjusts 60 basis points. Hence gap is only a general indicator of interest rate sensitivity and cannot be interpreted as an absolute measurement of the Company's interest rate risk.

                         INTEREST SENSITIVITY ANALYSIS

                                                                         AT DECEMBER 31, 1996
                                WITHIN   AFTER THREE            AFTER SIX  WITHIN ONE  ONE YEAR          OVER FIVE   TOTAL
                                THREE     THROUGH               THROUGH      YEAR      THROUGH             YEAR
                                MONTHS   SIX MONTHS             TWELVE                   FIVE
                                                                MONTHS                   YEARS
                             ------------------------------------------------------------------------------------------------
                                               (AMOUNTS IN THOUSANDS, EXCEPT RATIOS)
EARNING ASSETS:
Loans....................    $  83,430   $   7,308             $  12,950   $ 103,688   $30,234           $   1,290   $135,212
Investment securities,           7,799         135                 5,633      13,567    27,505              14,132     55,204
 taxable.................
Investment securities,             - -         - -                   225         225       970                 912      2,107
 tax-free
Interest-bearing deposits
 with banks..............          - -         - -                   - -         - -       - -                 - -        - -
Federal Funds sold.......        1,520         - -                   - -       1,520       - -                 - -      1,520
                             ---------   ---------             ---------   ---------   -------           ---------   --------
     Total earning assets    $  92,749   $   7,443             $  18,808   $ 119,000   $58,709           $  16,334   $194,043
                             =========   =========             =========   =========   =======           =========   ========

INTEREST BEARING LIABILITIES:
Money market accounts....    $  21,241   $     - -             $      --   $  21,241   $   - -           $     - -   $ 21,241
Savings deposits.........       43,558         - -                   - -      43,558       - -                 - -     43,558
NOW accounts.............       23,942         - -                   - -      23,942       - -                 - -     23,942
Time deposits............       25,304      18,332                18,692      62,328    11,292                 - -     73,620
Federal Home Loan
 advances/ securities            1,225         - -                   - -       1,225       - -                 - -      1,225
 repurchased.............
Notes and Bonds payable..        1,187         - -                   - -       1,187       - -                 - -      1,187
                             ---------   ---------             ---------   ---------   -------           ---------   --------
   Total interest-bearing    $ 116,457   $  18,332             $  18,692   $ 153,481   $11,292           $     - -   $164,773
    liabilities..........
                             =========   =========             =========   =========   =======           =========   ========

Interest-free funds......            -           -                     -           -                        29,270     29,270
                             ---------   ---------             ---------   ---------   -------           ---------   --------
Funds supporting earning     $ 116,457   $  18,332             $  18,692   $ 153,481   $11,292           $  29,270   $194,043
 assets..................
                             =========   =========             =========   =========   =======           =========   ========

Period gap...............     ($23,708)   ($10,889)            $     116    ($34,481)  $47,417            ($12,936)       - -
Cumulative gap...........     ($23,708)   ($34,597)             ($34,481)   ($34,481)   12,936                 - -        - -
Ratio of cumulative gap to
total earning assets.....       -12.22%     -17.83%               -17.77%     -17.77%     6.67%                - -        - -

     Liquidity. Management of the Company's liquidity position is closely related to the process of asset liability management. Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to provide sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. These funds can be obtained by converting assets to cash or by attracting new deposits.

     Average liquid assets (cash and amounts due from banks, federal funds sold, investment securities and other short term investments) were maintained at 33.6% of average deposits in 1996 compared to 30.5% in 1995 and 28.1 % in 1994.

     The structure of the loan portfolio with regards to repricing and the resulting sensitivity to changes in interest rates are important in the overall management of the Company's asset/liability position. The following table sets forth the repricing maturity distribution, classified according to sensitivity to changes in interest rates, for selected components of the loan portfolio at December 31, 1996.

                            LOAN REPRICING SCHEDULE

                                                                             AT DECEMBER 31, 1996

                                                                              AFTER ONE
                                                                  ONE YEAR     THROUGH      AFTER
                                                                     OR       FIVE YEARS     FIVE
                                                                    LESS                    YEARS      TOTAL
                                                               -----------------------------------------------
                                                                       (AMOUNTS IN THOUSANDS)
Commercial , financial and agricultural..................           $ 28,360     $ 3,746      $   35  $ 32,141
Real estate-construction.................................             10,829         - -         - -    10,829
All other loans..........................................             64,499      26,488       1,255    92,242
                                                               -----------------------------------------------
     Total loan..........................................           $103,688     $30,234      $1,290  $135,212

==============================================================================================================
Loans maturing after one year with:
   Fixed interest rates..................................                        $29,900      $1,290  $ 31,190
   Floating interest rates...............................                            334         - -       334
                                                               -----------------------------------------------
     Total Loans.........................................                        $30,234      $1,290  $ 31,524

     The investment securities portfolio is intended primarily to provide a steady source of interest income, but also serves as a secondary source of liquidity. Maturities of the portfolio are intentionally staggered to provide a predictable source of liquidity for the Company. The following table sets forth the scheduled maturities and average yields of securities held in the investment portfolio at December 31, for the past three years.

                      MATURITY DISTRIBUTION AND YIELDS OF
                             INVESTMENT SECURITIES

                                 DECEMBER 31,

                                                                           1996                   1995
                                                                           ----                   ----
     1994
     ----
                                                                   AMORTIZED              AMORTIZED             AMORTIZED
                                                                   ---------              ---------             ---------
                                                                      COST       YIELD       COST      YIELD       COST       YIELD
                                                                      ----       -----       ----      -----       ----       -----
SECURITIES AVAILABLE FOR SALE
U.S. Treasury
   One year or less.....................................           $   499,318    7.51%   $ 1,507,300    6.37%  $   472,800    6.02%
   Over one through five years..........................             6,924,910    5.90%     1,024,500    7.00%    1,958,150    6.08%
                                                                   -----------   -----    -----------   -----   -----------   -----
      Total U. S. Treasury..............................           $ 7,424,228    6.01%   $ 2,531,800    6.62%    2,440,950    6.65%

U.S. Government Agency
   One year or less.....................................                   - -     - -        477,533    7.41%    1,256,952    8.13%
   Over one through five years..........................            21,357,845    6.35%    14,469,979    6.36%    6,006,188    6.25%
   Over five through ten years.(1)......................             7,168,442(1) 6.86%     5,514,602    6.64%    3,952,507    5.73%
   Over ten years(2)....................................            16,365,026(2) 6.43%     9,714,589(3) 5.85%    9,104,319(4) 7.06%
                                                                   -----------   -----    -----------   -----   -----------   -----
      Total U. S. Government  Agency....................           $44,891,313    6.46%   $30,176,703    6.26%   20,319,966    6.40%

Other Equity Securities
   One year or less.....................................               783,121    6.00%       726,021    6.00%      725,921    6.00%
                                                                   ===========            ===========           ===========

Total Securities Available for Sale.....................           $53,098,662    6.39%   $33,434,524    6.28%   23,486,837    6.41%

SECURITIES HELD TO MATURITY
U.S. Government Agency
   One year or less.....................................                   - -     - -            - -     - -           - -     - -
   Over one through five years..........................                   - -     - -            - -     - -           - -     - -
   Over five through ten years..........................               659,532    7.02%           - -     - -           - -     - -
   Over ten years.......................................             1,339,956    7.24%            --     - -            --     - -
                                                                   -----------   -----    -----------   -----   -----------   -----
      Total U.S. Government Agency......................           $ 1,999,488    7.17%           - -     - -           - -     - -

Municipal Securities (5)
   One year or less.....................................               359,980    5.82%       255,000    5.80%      197,535    5.16%
   Over one through five years..........................             1,219,847    6.04%     1,579,654    5.61%    1,714,495    5.83%
   Over five through ten years..........................               731,830    5.88%           - -     - -       120,000    8.71%
   Over ten years.......................................               180,000    7.29%       180,000    7.29%          - -    0.00%
                                                                   -----------   -----    -----------   -----   -----------   -----
      Total Municipal Securities........................             2,491,657    6.05%   $ 2,014,654    5.78%    2,032,030    5.94%
                                                                   ===========            ===========           ===========

Total Securities Held to Maturity.......................           $ 4,491,143    6.54%   $ 2,014,654    5.78%    2,032,030    5.94%

Total Investment Securities.............................           $57,589,807    6.40%   $35,449,178    6.25%  $25,518,867    6.39%
                                                                   ===========            ===========           ===========


(1)  Includes $2,631,651 in adjustable-rate mortgage-backed securities
(2)  Includes $5,170,925 in adjustable-rate mortgage-backed securities
(3)  Includes $6,896,651 in adjustable, mortgage-backed securities
(4)  Includes $8,008,493 in adjustable, mortgage-backed securities
(5)  Tax-equivalent yield

          The following table presents the amortized cost and fair value of investment securities held by the Company at December 31, 1996, 1995 and 1994.

                             INVESTMENT SECURITIES

                                                  1996                                               1995
                             ------------------------------------------------      -------------------------------------
                                             Un-         Un-                                        Un-          Un-
 Available-for-sale          Amortized    realized     realized    Estimated       Amortized     realized      realized
 ($ in thousands)              Cost         Gains       Losses     Fair Value         Cost         Gains        Losses
------------------------------------------------------------------------------------------------------------------------
U.S. Treasuries                  7,424          32           (8)        7,448          2,492           39            --
U.S. Government Agencies        24,245          75         (200)       24,120         16,037           56            --
Mortgage-backed securities      10,588          39          (38)       10,590          3,294           23           (33)
REMICs                          10,058          27         (206)        9,879         11,107           65          (372)
Equity securities                  783          --           --           783            726           --            --
                             ------------------------------------------------      -------------------------------------
                                53,098         173         (452)       52,820         33,656          183          (405)

                                 1995                         1994
                              ----------   --------------------------------------------
                                                          Un-       Un-
 Available-for-sale           Estimated    Amortized   realized  realized    Estimated
 ($ in thousands)             Fair Value     Cost        Gains    Losses     Fair Value
---------------------------------------------------------------------------------------
U.S. Treasuries                    2,532       2,466         --       (25)        2,441
U.S. Government Agencies          16,093       3,215         --       (38)        3,177
Mortgage-backed securities         3,284       3,955         --      (215)        3,740
REMICs                            10,800       9,869         --      (363)        9,506
Equity securities                    726         726         --        --           726
                              ----------   --------------------------------------------
                                  33,435      20,231         --      -641        19,590

                                1996                                                  1995
                             -------------------------------------------------     ------------------------------------------------
                             Amortized        Un          Un        Estimated      Amortized       Un           Un       Estimated
 Held-to-maturity               Cost       realized    realized     Fair Value        Cost      realized     realized    Fair Value
 ($ in thousands)                            Gains      Losses                                   Gains        Losses
-----------------------------------------------------------------------------------------------------------------------------------
Obligations of
states and political
subdivisions                     2,492           30          (9)         2,512         2,015          25          (16)        2,024
U.S. Government
Agencies                            --           --          --             --            --          --           --            --
REMICs                           1,999            5          (3)         2,001            --          --           --            --
                             -------------------------------------------------     ------------------------------------------------
                                 4,491           35         (12)         4,513         2,015          25          (16)        2,024

                                          1994
                                       -------------------------------------------------
                                       Amortized        Un          Un        Estimated
 Held-to-maturity                         Cost       realized    realized     Fair Value
 ($ in thousands)                                      Gains      Losses
----------------------------------------------------------------------------------------
Obligations of
states and political
subdivisions                               2,032           --         (86)         1,946
U.S. Government
Agencies                                   3,897           --          --          3,897
REMICs                                        --           --          --             --
                                       -------------------------------------------------
                                           5,929           --         (86)         5,843

          On the liability side of the balance sheet, liquidity is enhanced through the pricing of certificates of deposit at various maturities and by the Company's excellent reputation in its market, which allows the Company to maintain borrowing lines and a stable base of deposits. Historically, this has allowed the Company to meet its liquidity needs successfully. Management anticipates that deposits, particularly its base of core deposits, will continue to grow and continue to be the Company's primary source of funding in the future. Average loans were 69.4% of average deposits in 1996 compared to 72.5% in 1995 and 73.9% in 1994.

          The scheduled maturities of the Company's time deposits over $100,000 at December 31, 1996, are shown in the table below.

                           MATURITY OF TIME DEPOSITS

                              AT DECEMBER 31, 1996

                                   Within   After Three    After Six    After
                                    Three     Through       Through     Twelve
                                   Months   Six Months   Twelve Months  Months   Total
                                 --------------------------------------------------------
                                                (Amounts in thousands)
Certificates of deposit
of $100,000 or more                $14,160       $9,103         $7,204    $619  $31,122

          Almost forty-six percent of those time deposits had scheduled maturities within three months. This is typical of the Company's market where the majority of certificate of deposits, regardless of size have had a maturity of six months or less in recent interest environments. Large certificate of deposit customers tend to be extremely rate sensitive, making these deposits less stable sources of funding for liquidity planning purposes. However, dependent upon pricing, these certificates are virtually always available in the Company's market. The Company does not obtain large certificates of deposit from outside its local market area.

          Overnight and short-term borrowed funds can also be used as a source of liquidity. However, the Company does not often utilize such funding. The Company maintains overnight borrowing lines, but they are seldom used. The Company does utilize from time to time borrowings from the Federal Home Loan Bank. These borrowings often provide a lower cost source of funds. At December 31, 1996, the Company had no borrowings outstanding from the Federal Home Loan Bank.

CAPITAL

          Total shareholders' equity was $16.3 million at December 31, 1996, increasing $1.9 million from the previous year. While the increase in shareholders' equity was comprised primarily of earnings of $1.9 million, it does reflect an increase in the unrealized losses on investment securities of $37,000 and the cash paid in lieu of fractional shares for the stock dividend of $6,000.

          The Company's average equity-to-assets ratio was 7.64% in 1996, compared to 8.00% in 1995 and 7.83% in 1994. Both the Company and the Bank exceeded their respective regulatory capital requirements at December 31, 1996, as is reflected in the following table:

                              ANALYSIS OF CAPITAL

                                                     Required                Actual                   Excess
-----------------------------------------------------------------------------------------------------------------------------
                                                   Amount            %       Amount           %       Amount          %
-----------------------------------------------------------------------------------------------------------------------------
                                                                         (Amounts in thousands, except percentages)
GEORGIA BANK FINANCIAL CORPORATION
     DECEMBER 31, 1996
Risk-based capital:
   Tier 1 capital............................       5,850        4.00%       15,650      10.70%      9,800        6.70%
   Total capital.............................      11,700        8.00%       17,182      11.84%      5,575        3.84%
Tier 1 leverage ratio........................       8,506        4.00%       15,650       7.36%      7,144        3.36%
     DECEMBER 31, 1995
Risk-based capital:
   Tier 1 capital............................       5,160        4.00%       13,101      10.15%      7,941        6.15%
   Total capital.............................      10,321        8.00%       14,439      11.19%      4,115        3.19%
Tier 1 leverage ratio........................       7,179        4.00%       13,101       7.30%      5,922        3.30%

GEORGIA BANK & TRUST COMPANY
     DECEMBER 31, 1996
Risk-based capital:
   Tier 1 capital............................       5,741        4.00%       14,325       9.98%      8,584        5.98%
   Total capital.............................      11,483        8.00%       15,793      11.00%      4,310        3.00%
Tier 1 leverage ratio........................       8,451        4.00%       14,325       6.78%      5,874        2.78%
     DECEMBER 31, 1995
Risk-based capital:
   Tier 1 capital............................       5,077        4.00%       12,466       9.82%      7,389        5.82%
   Total capital.............................      10,155        8.00%       13,801      10.87%      3,646        2.87%
Tier 1 leverage ratio........................       7,134        4.00%       12,466       6.99%      5,332        2.99%

FORWARD-LOOKING STATEMENTS

          The Company may from time to time make written or oral forward-looking statements, including statements contained in the Company's filings with the securities and Exchange Commission (the "Commission") and its reports to shareholders. Statements made in this Annual Report, other than those concerning historical information, should be considered forward-looking and subject to various risks and uncertainties. Such forward looking statements are made based on management's belief as well as assumptions made by, and information currently available to, management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, on deposit levels, loan demand, loan collateral values, securities portfolio values and interest rate risk management; the effects of competition in the banking business from other commercial banks, savings and loan associations, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in the Company's market area and elsewhere, including institutions operating through the Internet, changes in government regulation relating to the banking industry, including regulations relating to branching and acquisitions,; failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans, and other factors. The Company cautions that such factors are not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, the Company.

ITEM 7:  FINANCIAL STATEMENTS

       The consolidated financial statements of the Company as of December 31, 1996 and 1995 and for each of the years in the three year period ended December 31, 1996, are set forth in the following pages.

                                                                      Page

Reports of Independent Auditor, KPMG Peat Marwick LLP                 37
Reports of Independent Audit, Cherry Bekaert & Holland LLP            38

   Consolidated Balance Sheets as of December 31, 1996 and 1995       39-40

   Consolidated Statements of Income for Years Ended                  41
    December 31, 1996, 1995 and 1994

   Consolidated Statements of Stockholders' Equity for                42
    Years Ended December 31, 1996, 1995 and 1994

   Consolidated Statements of Cash Flows for Years Ended              43-44
    December 31, 1996, 1995 and 1994

   Notes to Consolidated Financial Statements                         45-61

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors
Georgia Bank Financial Corporation:


We have audited the accompanying consolidated balance sheet of Georgia Bank Financial Corporation and subsidiary (the "Bank") as of December 31, 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The accompanying financial statements of Georgia Bank Financial Corporation and subsidiary for the years ended December 31, 1995 and 1994 were audited by other auditors whose report dated February 2, 1996 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1996 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Georgia Bank Financial Corporation and subsidiary as of December 31, 1996, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


                                                           KPMG PEAT MARWICK LLP



Atlanta, Georgia
January 10, 1997

               Report of Independent Certified Public Accountant

The Board of Directors
Georgia Bank Financial Corporation
 and Subsidiary
Augusta, Georgia

We have audited the accompanying consolidated balance sheets of Georgia Bank Financial Corporation and Subsidiary as of December 31, 1995, 1994 and 1993, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Corporations' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Corporation as of December 31, 1995, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                   CHERRY, BEKAERT & HOLLAND, L.L.P.

Augusta, Georgia
February 2, 1996

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

                          Consolidated Balance Sheets

                          December 31, 1996 and 1995

                 Assets                                          1996         1995
                 ------                                          ----         ----
Cash and due from banks (note 2)                             $ 10,550,857   12,725,123
Federal funds sold                                              1,520,000         -
                                                              -----------  -----------
      Cash and cash equivalents                                12,070,857   12,725,123
                                                              -----------  -----------

Investment securities (note 3):
  Available-for-sale                                           52,819,926   33,434,524
  Held-to-maturity, at cost (fair values of $4,513,828
    and $2,024,126 at December 31, 1996 and 1995,
    respectively)                                               4,491,145    2,014,654

Loans (note 4)                                                135,212,336  120,427,011
  Less allowance for loan losses                                1,467,702    1,335,275
                                                              -----------  -----------
      Loans, net                                              133,744,634  119,091,736
                                                              -----------  -----------

Premises and equipment, net (note 5)                            8,927,402    8,539,172
Accrued interest receivable                                     1,494,291    1,354,174
Other real estate                                                 150,315       74,942
Intangible assets, net (note 6)                                   878,089    1,158,106
Other assets (note 9)                                           1,431,023      955,237
                                                              -----------  -----------

                                                             $216,007,682  179,347,668
                                                              ===========  ===========

                                                                     (Continued)

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

                          Consolidated Balance Sheets

       Liabilities and Stockholders' Equity                       1996           1995
       ------------------------------------                       ----           ----
Deposits:
   Noninterest bearing                                        $ 33,306,103    26,900,509
   Interest-bearing:
      NOW accounts                                              23,942,118    18,959,510
      Savings                                                   43,557,783    20,045,474
      Money management accounts                                 21,241,122    16,071,501
      Time deposits over $100,000                               31,122,021    32,515,699
      Other time deposits                                       42,498,381    42,657,047
                                                               -----------   -----------
                                                               195,667,528   157,149,740
Federal funds purchased and securities sold
 under repurchase agreements                                     1,225,294     1,761,527
Advances from Federal Home Loan Bank (note 8)                         -        4,000,000
Other borrowed funds (note 8)                                    1,186,668       640,000
Accrued interest and other liabilities                           1,580,714     1,357,720
                                                               -----------   -----------
        Total liabilities                                      199,660,204   164,908,987
                                                               -----------   -----------

Stockholders' equity (notes 11 and 14):
   Common stock, $3.00 par value; 10,000,000
    shares authorized; shares issued and outstanding
    of 1,542,368 in 1996 and 1,341,479 in 1995                   4,627,104     4,024,437
   Additional paid-in capital                                   10,337,222     7,122,998
   Retained earnings                                             1,564,330     3,435,381
   Unrealized loss on investment securities available-
    for-sale, net of deferred income tax benefit
    of $97,558 in 1996 and $75,222 in 1995                        (181,178)     (144,135)
                                                               -----------   -----------
          Total stockholders' equity                            16,347,478    14,438,681

Commitments (note 7)

                                                               -----------   -----------

                                                              $216,007,682   179,347,668
                                                               ===========   ===========

See accompanying notes to consolidated financial statements.

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

                       Consolidated Statements of Income

                 Years ended December 31, 1996, 1995, and 1994

                                                                       1996          1995           1994
                                                                       ----          ----           ----
Interest income:
     Loans, including fees                                          $12,469,638    11,529,864      9,355,191
     Investment securities:
          Taxable                                                     2,788,829     2,068,874      1,442,195
          Tax-exempt                                                     76,557        67,494         61,249
     Federal funds sold                                                 342,264       360,126        219,117
     Deposits in banks                                                      -             -            2,997
                                                                    -----------    ----------     ----------
           Total interest income                                     15,677,288    14,026,358     11,080,749
                                                                    -----------    ----------     ----------

Interest expense:
     Deposits (including interest on time deposits over
          $100,000 of $1,814,916, $1,757,452, and
          $1,109,419 in 1996, 1995, and 1994,
          respectively)                                               7,151,635     6,458,661      4,210,731
     Federal funds purchased and securities sold
          under repurchase agreements                                    43,774        27,332         14,271
     Other borrowings                                                   177,271       242,118        142,883
                                                                    -----------    ----------     ----------
           Total interest expense                                     7,372,680     6,728,111      4,367,885
                                                                    -----------    ----------     ----------

           Net interest income                                        8,304,608     7,298,247      6,712,864

Provision for loan losses (note 4)                                      470,000       200,000        180,000
                                                                    -----------    -----------    ----------
           Net interest income after provision for
            loan losses                                               7,834,608     7,098,247      6,532,864
                                                                    -----------    ----------     ----------

Noninterest income:
     Service charges and fees on deposits                             2,150,350     1,426,964      1,013,936
     Miscellaneous income                                                   495         8,336          3,232
     Investment securities losses, net (note 3)                             (92)      (20,679)      (117,464)
                                                                    -----------    ----------     ----------
           Total noninterest income                                   2,150,753     1,414,621        899,704
                                                                    -----------    ----------     ----------

Noninterest expense:
     Salaries                                                         3,074,532     2,578,618      2,242,262
     Employee benefits                                                  578,844       567,075        556,115
     Occupancy expenses                                               1,262,475     1,032,349        923,758
     Other operating expenses (note 13)                               2,317,686     2,163,401      2,048,478
                                                                    -----------    ----------     ----------
           Total noninterest expense                                  7,233,537     6,341,443      5,770,613
                                                                    -----------    ----------     ----------

           Income before income taxes                                 2,751,824     2,171,425      1,661,955

Income tax expense (note 9)                                             799,659       766,359        543,519
                                                                    -----------    ----------     ----------

           Net income                                               $ 1,952,165     1,405,066      1,118,436
                                                                    ===========    ==========     ==========

Income per share                                                          $1.27          0.91           0.77
                                                                    ===========    ==========     ==========

Weighted average common shares outstanding
     (note 1(i))                                                      1,542,368     1,538,025      1,459,912
                                                                    ===========    ==========     ==========

See accompanying notes to consolidated financial statements.

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

                Consolidated Statements of Stockholders' Equity

                 Years ended December 31, 1996, 1995, and 1994

                                                                                                         Unrealized
                                                                                                          loss on
                                                                                                         investment
                                                                                                         securities
                                                                                                       available-for-
                                                       Common stock                                     sale, net of
                                                       ------------            Additional                 deferred         Total
                                                    Number                      paid-in     Retained     income tax    stockholders'
                                                  of shares        Amount       capital     earnings       benefit        equity
                                                  -----------      ------       -------     --------       -------        ------
Balance, December 31, 1993                          1,175,044      $3,525,133   6,120,272     911,879          -        10,557,284
Issuance of shares of common stock                    141,667         425,000     841,500         -            -         1,266,500
Net income                                                -               -           -     1,118,436          -         1,118,436
Change in unrealized loss on investment
securities available-for-sale, net
     of deferred income tax benefit                       -               -           -           -       (483,781)       (483,781)
                                                    ---------      ----------  ----------  ----------   ----------      ----------
Balance, December 31, 1994                          1,316,711       3,950,133   6,961,772   2,030,315     (483,781)     12,458,439

Issuance of shares of common stock                     24,768          74,304     161,226         -            -           235,530
Net income                                                -               -           -     1,405,066          -         1,405,066
Change in unrealized loss on investment
 securities available-for-sale, net
     of deferred income tax benefit                       _               -           -           -        339,646         339,646
                                                    ---------      ----------  ----------  ----------   ----------      ----------
Balance, December 31, 1995                          1,341,479       4,024,437   7,122,998   3,435,381     (144,135)     14,438,681

Stock dividend declared - 15%                         200,889         602,667   3,214,224  (3,816,891)         -               -
Cash paid in lieu of fractional shares for
 stock dividend                                           -               -           -        (6,325)         -            (6,325)
Net income                                                -               -           -     1,952,165          -         1,952,165
Change in unrealized loss on investment
 securities available-for-sale, net
     of deferred income tax benefit                       -               -           -            -       (37,043)        (37,043)
                                                    ---------      ----------  ----------  ----------   ----------      ----------

Balance, December 31, 1996                          1,542,368      $4,627,104  10,337,222   1,564,330     (181,178)     16,347,478
                                                    =========      ==========  ==========  ==========   ==========      ==========

See accompanying notes to consolidated financial statements.

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

                     Consolidated Statements of Cash Flows

                 Years ended December 31, 1996, 1995, and 1994

                                                                      1996              1995             1994
                                                                      ----              ----             ----
Cash flows from operating activities:
     Net income                                                   $  1,952,165        1,405,066        1,118,436
     Adjustments to reconcile net income to net cash
          provided by operating activities
            Depreciation and amortization                              894,858          757,221          670,230
            Deferred income tax benefit                               (253,995)          (1,032)         (19,508)
            Provision for loan losses                                  470,000          200,000          180,000
            Net investment securities losses                                92           20,679          117,464
            Amortization/(accretion) of premium/discount
             on investment securities                                  (36,686)         (72,884)          26,428
            Real estate loans originated for sale                  (21,443,710)     (18,093,358)      (7,334,824)
            Proceeds from sales of real estate loans                21,370,452       16,714,800        8,041,550
            Increase in accrued interest receivable                   (140,117)        (329,250)        (127,184)
            (Increase) decrease in other assets                       (101,890)         250,860         (869,237)
            Increase in accrued interest and other liabilities         222,994          430,148          168,240
                                                                  ------------      -----------      -----------
             Net cash provided by operating activities               2,934,163        1,282,250        1,971,595
                                                                  ------------      -----------      -----------

Cash flows from investing activities:
     Net decrease in interest-bearing deposits in banks                    -                -             99,000
     Proceeds from sales and maturities of available-
          for-sale securities                                       20,317,428       15,185,367       13,776,811
     Proceeds from maturities of held-to-maturity
          securities                                                   400,993           95,000              -
     Purchase of held-to-maturity securities                        (2,879,762)        (180,000)             -
     Purchase of available-for-sale securities                     (39,720,902)     (24,638,825)      (6,787,460)
     Net increase in loans                                         (15,125,013)     (11,040,151)     (13,173,539)
     Purchases of premises and equipment                            (1,003,071)        (686,741)      (2,230,472)
     Proceeds from sale of land                                            -            232,535              -
     Purchase of other investments                                    (100,000)              -               -
                                                                  ------------      -----------      -----------
             Net cash used in investing activities                 (38,110,327)     (21,032,815)      (8,315,660)
                                                                  ------------      -----------      -----------

                                                                   (Continued)

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

                     Consolidated Statements of Cash Flows

                                                                              1996            1995           1994
                                                                              ----            ----           ----
Cash flows from financing activities:
     Net increase in noninterest-bearing deposits                          $ 6,405,594      4,078,520      5,346,608
     Net increase (decrease) in NOW accounts                                 4,982,608     (4,166,061)    (5,581,758)
     Net increase (decrease) in savings accounts                            23,512,309     13,904,836       (468,132)
     Net increase (decrease) in money management
          accounts                                                           5,169,621       (883,002)     1,696,278
     Net (decrease) increase in time deposits
          over $100,000                                                     (1,393,678)     4,424,931      6,321,807
     Net (decrease) increase in other time deposits                           (158,666)    (1,574,948)    11,041,270
     Net (decrease) increase in federal funds purchased
          and securities sold under repurchase agreements                     (536,233)     1,445,605         97,342
     Proceeds from issuance of common stock                                       -           237,750      1,266,500
     Proceeds from other borrowed funds                                      1,000,000           -            50,000
     Payments of Federal Home Loan Bank advances                            (4,000,000)          -          (500,000)
     Principal payments on other borrowed funds                               (453,332)      (678,333)    (2,078,333)
     Cash paid for fractional shares related to
          stock dividend                                                        (6,325)          -              -
     Cash paid for fractional shares related to reverse
          stock split                                                             -            (2,220)          -
                                                                           -----------     ----------    -----------
             Net cash provided by financing activities                      34,521,898     16,787,078     17,191,582
                                                                           -----------     ----------     ----------

             Net (decrease) increase in cash and cash
                equivalents                                                   (654,266)    (2,963,487)    10,847,517

Cash and cash equivalents at beginning of year                              12,725,123     15,688,610      4,841,093
                                                                           -----------     ----------     ----------

Cash and cash equivalents at end of year                                   $12,070,857     12,725,123     15,688,610
                                                                           ===========    ===========     ==========

Supplemental disclosures of cash paid during
     the year for:
          Interest$                                                          7,460,076      6,510,982      4,104,649
                                                                           ===========     ==========     ==========

          Income taxes                                                     $ 1,026,463        769,459        543,519
                                                                           ===========     ==========     ==========

Supplemental information on noncash
     investing activities:
          Loans transferred to other real estate                           $   153,373         74,943           -
                                                                           ===========     ==========     ==========

          Sales of other real estate financed with
            loans from the Bank                                            $    78,000         14,916           _
                                                                           ===========     ==========     ==========

See accompanying notes to consolidated financial statements.

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 1996, 1995, and 1994


(1)  Summary of Significant Accounting Policies
     ------------------------------------------

     The accounting and reporting policies of Georgia Bank Financial Corporation and subsidiary (the Bank) conform to generally accepted accounting principles and to general practice within the banking industry. The following is a description of the more significant of those policies the Bank follows in preparing and presenting its consolidated financial statements.

          (a)  Basis of Presentation
               ---------------------

               The consolidated financial statements include the accounts of Georgia Bank Financial Corporation and its wholly owned subsidiary, Georgia Bank & Trust Company of Augusta. Significant intercompany transactions and accounts are eliminated in consolidation.

               The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates.

               Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for loan losses and real estate owned, management obtains independent appraisals for significant properties.

               A substantial portion of the Bank's loans is secured by real estate in Augusta, Georgia and the surrounding area. Accordingly, the ultimate collectibility of a substantial portion of the Bank's loan portfolio is susceptible to changes in real estate market conditions in the Augusta, Georgia and surrounding area.

          (b)  Cash and Cash Equivalents
               -------------------------

               Cash and cash equivalents include cash and due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

          (c)  Investment Securities
               ---------------------

               The Bank adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, effective January 1, 1994. Under SFAS No. 115, the Bank classifies its investment securities into one of three categories: available for sale, held to maturity, or trading. Held to maturity securities are those securities for which the Bank has the ability and intent to hold the security until maturity. All other securities are classified as available for sale. The Bank does not hold any trading securities or engage in the trading or holding of financial derivatives.

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements


               Held to maturity securities are recorded at cost adjusted for the amortization or accretion of premiums or discounts. Available for sale securities are recorded at fair value. Unrealized holding gains and losses, net of related tax effects, on securities available for sale are excluded from earnings and are reported as a separate component of stockholders' equity until realized.

               Mortgage-backed securities held to maturity are stated at their unpaid principal balances, adjusted for unamortized premiums and unaccreted discounts.

               A decline in the market value of any available for sale or held to maturity security below cost that is deemed other than temporary results in a charge to earnings and the establishment of a new cost basis for the security.

               Premiums and discounts are amortized or accreted over the life of the related investment security as an adjustment to yield using a method which approximates the effective interest method and takes into consideration prepayment assumptions. Dividends and interest income are recognized when earned. Realized gains and losses for investment securities available for sale which are sold are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

          (d)  Loans and Allowance for Loan Losses
               -----------------------------------

               Loans are stated at the amount of unpaid principal outstanding, reduced by an allowance for loan losses. Interest on loans is calculated using the simple interest method on daily balances of the principal amount outstanding. Accrual of interest is discontinued on loans that become past due 90 days or more and for which collateral is inadequate to cover principal and interest, or immediately if management believes, after considering economic and business conditions and collection efforts, that a borrower's financial condition is such that collection is doubtful. When a loan is placed on nonaccrual status, all previously accrued but uncollected interest is reversed against current period interest income. Future collections are applied first to principal and then to interest until such loans are brought current, at which time loans may be returned to accrual status.

               The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Subsequent recoveries are added to the allowance. The allowance is an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions and trends that may affect a borrower's ability to pay.

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

               Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

               The Bank originates mortgages to be held for sale only for loans that have been individually pre-approved by the investor. The Bank bears minimal interest rate risk on these loans and only holds the loans temporarily until documentation can be completed to finalize sale to the investor. Such loans are stated at the lower of cost or aggregate market.

               The Bank adopted the provisions of SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures, on January 1, 1995, and the impact to the consolidated financial statements was not material. Under the provisions of SFAS Nos. 114 and 118, a loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the note agreement. The provisions of SFAS No. 114 do not apply to large pools of smaller balance homogeneous loans, such as consumer and installment loans, which are collectively evaluated for impairment. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses, and are measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate, or at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. Cash receipts on impaired loans which are accruing interest are applied to principal and interest under the contractual terms of the loan agreement. Cash receipts on impaired loans for which the accrual of interest has been discontinued are applied to reduce the principal amount of such loans until the principal has been recovered and are recognized as interest income thereafter.

          (e)  Premises and Equipment
               ----------------------

               Premises and equipment are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line basis over the estimated useful lives of the related assets, which range from three to forty years.

          (f)  Other Real Estate
               -----------------

               Other real estate is carried at the lower of its cost or fair value less estimated costs to sell. Any excess of the loan balance at the time of foreclosure over the fair value of the collateral is treated as a loan loss and is charged against the allowance for loan losses. A provision for estimated losses on other real estate is charged to earnings upon subsequent declines in value. Costs related to the development and improvement of property are capitalized; holding costs are charged to expense.

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements


          (g)  Intangible Assets
               -----------------

               Intangible assets relate to certain acquisitions and consist of goodwill, a noncompete agreement, deposit base premiums, and organization costs. The core deposit intangible is being amortized on a straight-line basis over the estimated lives of the related deposits, which is estimated to be 10 years. The cost of a noncompetition agreement is being amortized over a 60-month period using the straight-line method. Goodwill is being amortized over 15 years using the straight-line method. Organization costs represent costs incurred for organizational activities and are being amortized using the straight-line method over 60 months.

          (h)  Income Taxes
               ------------

               The Bank accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

          (i)  Income Per Share
               ----------------

               Income per share is computed on the weighted average number of shares outstanding. On April 21, 1995, the Company effected a 1 for 3 reverse stock split that increased the par value of common stock to $3.00 per share and reduced the number of outstanding shares. On August 21, 1996, the Board of Directors approved a 15% stock dividend payable on September 25, 1996. All weighted average share and per share information in the accompanying consolidated financial statements have been restated to reflect the effect of the above-mentioned transactions.

          (j)  Reclassifications
               -----------------

               For comparability, certain of the 1995 and 1994 amounts have been reclassified, where appropriate, to conform with the financial statement presentation used in 1996.

(2)  Cash and Due From Banks
     -----------------------

     The subsidiary bank is required to maintain average daily cash balances with the Federal Reserve. These balances were $1,299,000 and $994,000 at December 31, 1996 and 1995, respectively.

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

(3)    Investment Securities
       ---------------------

     A summary of investment securities as of December 31, 1996 and 1995 is as follows:


                                                                                        1996
                                                                   ------------------------------------------------
                                                                                 Gross        Gross
                                                                    Amortized   unrealized  unrealized   Estimated
                                                                       cost        gains      losses     fair value
                                                                       ----        -----      ------     ----------
     Held-to-maturity:
        Obligations of states and political subdivisions         $  2,491,657      30,151      (9,376)   2,512,432
        REMICs                                                      1,999,488       4,829      (2,921)   2,001,396
                                                                  -----------  ----------   ---------    ---------

                                                                 $  4,491,145      34,980     (12,297)   4,513,828
                                                                  ===========  ==========   =========    =========

     Available-for-sale:
        Obligations of U.S. Government agencies                  $ 24,245,222      74,464    (199,928)  24,119,758
        U.S. Treasury notes                                         7,424,228      32,169      (8,417)   7,447,980
        Mortgage-backed securities                                 10,588,197      39,424     (38,012)  10,589,609
        REMICs                                                     10,057,894      27,387    (205,823)   9,879,458
        Equity securities                                             783,121         -           -        783,121
                                                                  -----------  ----------   ---------   ----------

                                                                 $ 53,098,662     173,444    (452,180)  52,819,926
                                                                  ===========  ==========   =========   ==========

                                                                                        1995
                                                                  ------------------------------------------------
                                                                                 Gross        Gross
                                                                    Amortized   unrealized  unrealized   Estimated
                                                                       cost        gains      losses     fair value
                                                                       ----        -----      ------     ----------
     Held-to-maturity:
        Obligations of states and political subdivisions         $  2,014,654      25,161     (15,689)   2,024,126
                                                                  ===========   =========   =========   ==========

     Available-for-sale:
        Obligations of U.S. Government agencies                  $ 16,036,655      56,260         -     16,092,915
        U.S. Treasury notes                                         2,492,516      39,284         -      2,531,800
        Mortgage-backed securities                                  3,294,422      23,265     (32,711)   3,284,976
        REMICs                                                     11,106,702      64,455    (372,345)  10,798,812
        Equity securities                                             726,021         -           -        726,021
                                                                 ------------   ---------   ---------   ----------

                                                                 $ 33,656,316     183,264    (405,056)  33,434,524
                                                                  ===========   =========   =========   ==========

The amortized cost and estimated fair value of securities held-to-maturity and available-for-sale other than equity securities as of December 31, 1996, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                               Securities                      Securities
                                                            held-to-maturity               available-for-sale
                                                    --------------------------------  ------------------------------
                                                       Amortized       Estimated        Amortized       Estimated
                                                          cost         fair value         cost          fair value
                                                          -----        ----------         ----          ----------

     One year or less                                  $  359,980          360,437         499,319           507,655
     After one through five years                       1,219,847        1,226,360      26,670,678        27,164,386
     After five years through ten years                 1,391,362        1,394,759       5,031,375         4,451,135
     After ten years                                    1,519,956        1,532,272       9,525,972         9,324,020
                                                       ----------        ---------      ----------        ----------
                                                        4,491,145        4,513,828      41,727,344        41,447,196
     Mortgage-backed securities                                -                -       10,588,197        10,589,609
                                                       ----------        ---------      ----------        ----------

                                                       $4,491,145        4,513,828      52,315,541        52,036,805
                                                       ==========        =========      ==========        ==========

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

     Proceeds from sales of investment securities during 1996, 1995, and 1994 were $16,629,955, $11,062,692, and $9,130,351, respectively. Gross realized gains of $115,883, $67,319, and $32,764 and gross realized losses of $115,975, $87,998, and $150,228 were realized on those sales in 1996, 1995, and 1994, respectively.

     Proceeds from maturities and principal repayments of investment securities during 1996, 1995, and 1994 were $4,088,466, $4,217,675, and $4,646,460, respectively.

     Investment securities with a carrying amount of approximately $24,341,000 and $20,356,000 at December 31, 1996 and 1995, respectively, were pledged to secure public and trust deposits, and for other purposes required by law.

(4)                                                           Loans
                                                              -----

     Loans at December 31, 1996 and 1995 are summarized as follows:


                                                    1996         1995
                                                    ----         ----
     Commercial, financial, and agricultural    $ 32,141,492   22,613,637
     Real estate - construction/development       10,829,416   13,273,177
     Other loans secured by real estate:
      Single-family                               24,155,487   24,856,440
      Commercial                                  48,421,500   44,053,490
     Real estate loans originated for sale           477,458      404,200
     Consumer installment                         19,186,983   15,226,067
                                                ------------  -----------
                                                 135,212,336  120,427,011
     Less allowance for loan losses                1,467,702    1,335,275
                                                ------------  -----------

                                                $133,744,634  119,091,736
                                                ============  ===========

     As of December 31, 1996 and 1995, the Bank had nonaccrual loans aggregating $1,747,684 and $792,515, respectively. Interest that would have been recorded on nonaccrual loans had they been in accruing status was approximately $28,000 in 1996, $58,000 in 1995, and $34,000 in 1994.

     At December 31, 1996, pursuant to the definitions within SFAS No. 114, the Bank had one impaired loan with an outstanding balance of $1,186,100 with a related valuation allowance of $178,000. There were no impaired loans at December 31, 1995. The average balance of impaired loans was $1,227,800 for the year ended December 31, 1996.

    The following is a summary of the activity in the allowance for loan losses for the years ended December 31, 1996, 1995, and 1994:


                                       1996        1995        1994
                                       ----        ----        ----
     Balance, beginning of year    $1,335,275   1,274,686   1,264,902
     Provision for loan losses        470,000     200,000     180,000
     Charge-offs                     (369,423)   (190,265)   (215,720)
     Recoveries                        31,850      50,854      45,504
                                   ----------   ---------   ---------

     Balance, end of year          $1,467,702   1,335,275   1,274,686
                                   ==========   =========   =========

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


     In the ordinary course of business, the Bank has direct and indirect loans outstanding to certain executive officers, directors, and principal holders of equity securities (including their associates). Management believes such loans are made substantially on the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other customers.

     The following is a summary of the activity in loans outstanding to officers, directors, and their associates for the year ended December 31, 1996:

        Balance at beginning of year                    $ 4,362,200
        New loans                                         2,851,507
        Principal repayments                             (2,201,687)
                                                          ---------
        Balance at end of year                          $ 5,012,020
                                                          =========

     The Bank is also committed to extend credit to certain directors and executives of the Bank, including companies in which they are principal owners, through personal lines of credit, letters of credit and other loan commitments. As of December 31, 1996, available balances on these commitments to these persons aggregated $3,372,169.

(5)  Premises and Equipment
     ----------------------

     Premises and equipment at December 31, 1996 and 1995 are summarized as follows:

                                                    1996          1995
                                                    ----          ----
          Land                                  $ 1,882,097     1,882,097
          Buildings                               6,033,667     6,033,667
          Furniture and equipment                 3,036,098     2,066,547
                                                -----------     ---------
                                                 10,951,862     9,982,311
          Less accumulated depreciation           2,024,460     1,443,139
                                                -----------     ---------

                                                $ 8,927,402     8,539,172
                                                ===========     =========

     Depreciation expense amounted to $614,841, $470,539, and $372,497 in 1996, 1995, and 1994, respectively.

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

(6)  Intangible Assets
     -----------------

     Intangible assets, net of accumulated amortization, at December 31, 1996 and 1995 are summarized as follows:

                                         1996         1995
                                         ----         ----
     Core deposit premium              $640,512      747,264
     Noncompetition agreements           99,996      199,992
     Goodwill                            73,329       79,996
     Organization costs                  64,252      130,854
                                       --------    ---------

                                       $878,089    1,158,106
                                       ========    =========

     Amortization expense amounted to $280,017, $286,682, and $297,733 in 1996, 1995, and 1994, respectively.

(7)  Commitments
     -----------

     The Bank is committed under various operating leases for office space and equipment. At December 31, 1996, minimum future lease payments for each of the next five years under noncancelable real property and equipment operating leases are as follows:

                          1997        $249,329
                          1998         180,086
                          1999         133,108
                          2000         131,452
                          2001         103,459
                                      --------

                                      $797,434
                                      ========

     Rent expense for all building, equipment and furniture rentals totaled $292,671, $288,785, and $664,818 for the years ended December 31, 1996,
     1995, and 1994, respectively.

     The Bank is party to lines of credit with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. Lines of credit are unfunded commitments to extend credit. These instruments involve, in varying degrees, exposure to credit and interest rate risk in excess of the amounts recognized in the financial statements. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for unfunded commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Bank follows the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

     Unfunded commitments to extend credit where contract amounts represent potential credit risk totaled $32,431,722 and $16,712,315 at December 31, 1996 and 1995, respectively.

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

     Lines of credit are legally binding contracts to lend to a customer, as long as there is no violation of any condition established in the contract. These commitments have fixed termination dates and generally require payment of a fee. As commitments often expire prior to being drawn, the amounts shown do not necessarily represent the future cash requirements of the commitments. Credit worthiness is evaluated on a case by case basis, and if necessary, collateral is obtained to support the commitment.

(8)  Other Borrowed Funds
     --------------------

     Other borrowed funds at December 31, 1996 consist of Development Authority Industrial Development Revenue Bonds (the revenue bonds) payable to SunTrust Bank of Augusta of $186,668 and a treasury, tax, and loan account with the Federal Reserve Bank of $1,000,000. The bonds require principal to be paid in 60 equal installments plus accrued interest at 64% of prime, not to exceed 11% per annum or be less than 6% per annum, and are collateralized by certain buildings, furniture, fixtures and equipment. Other borrowed funds at December 31, 1995 consist of $240,000 outstanding related to the revenue bonds and a note payable of $400,000 with Columbus Bank & Trust. The note payable accrued interest at Columbus Bank & Trust's prime rate floating daily, and was collateralized by 100% of the outstanding stock of the bank subsidiary.

     Aggregate maturities on the revenue bonds for years subsequent to December 31, 1996 are estimated to be as follows:

                    1997                 $ 53,332
                    1998                   53,332
                    1999                   53,332
                    2000                   26,672
                                         --------

                                         $186,668
                                         ========

     The Bank has a $14,000,000 available line of credit from the Federal Home Loan Bank of Atlanta (FHLB) which is reviewed annually by the FHLB. At December 31, 1996, no advances were outstanding under this line. At December 31, 1995, $4,000,000 of advances were outstanding with a related interest rate of 5.63%.

(9)  Income Taxes
     ------------

     Income tax expense (benefit) for the years ended December 31, 1996, 1995, and 1994 consists of the following:

                                                1996       1995      1994
                                             ----------  --------  --------
     Current tax expense:
       Federal                             $ 1,053,654   767,391   563,027
       State                                       -         -       -
                                             ---------   -------   -------
         Total current                       1,053,654   767,391   563,027
                                             ---------   -------   -------

     Deferred tax benefit:
       Federal                                (216,019)     (930)  (17,577)
       State                                   (37,976)     (102)   (1,931)
                                             ---------   -------   -------
         Total deferred                       (253,995)   (1,032)  (19,508)
                                             ---------   -------   -------

         Total income tax expense          $   799,659   766,359   543,519
                                             =========   =======   =======

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


     Income tax expense differed from the amount computed by applying the statutory Federal corporate tax rate of 34% to income before income taxes as follows:


                                                               Years ended December 31,
                                                         -------------------------------------
                                                           1996          1995         1994
                                                           ----          ----         ----
     Computed "expected" tax expense                     $ 935,620       738,285      565,065
     Increase (decrease) resulting from:
       Tax-exempt interest income                          (25,893)      (22,498)     (25,840)
       Nondeductible interest expense                        4,953         4,226       15,399
       Life insurance                                          -           9,052        8,863
       Change in valuation allowance                      (150,000)      (54,408)      27,140
       Meals, entertainment, and club dues                  11,149        10,134       20,302
       Other, net                                           23,830        81,568      (67,410)
                                                         ---------       -------      -------

                                                         $ 799,659       766,359      543,519
                                                         =========       =======      =======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are presented below:


     1996                                                             1995
     ----                                                             ----
      Deferred tax assets:
        Unrealized loss on investment securities
         available for sale                                        $  97,558          75,222
        Allowance for loan losses                                    418,716         326,436
        Deferred compensation                                         24,326             -
        State net operating loss carryforward                            -            11,117
        Other                                                         12,497             -
                                                                   ---------        --------
            Total gross deferred tax assets before
              valuation allowance                                    553,097         412,775

        Valuation allowance                                         (162,698)       (312,698)
                                                                   ---------        --------
            Total deferred tax assets                                390,399         100,077

      Deferred tax liabilities - depreciation                        (37,928)        (23,937)
                                                                   ---------        --------

            Net deferred tax asset                                 $ 352,471          76,140
                                                                   =========        ========

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements


     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projection for future taxable income over the periods which the temporary differences resulting in the deferred tax assets are deductible, management believes it is more likely than not that the Bank will realize the benefits of these deductible differences, giving consideration to the valuation allowance recorded.

(10) Related Parties
     ---------------

     Deposits include accounts with certain directors and executives of the Bank, including companies in which they are principal owners. As of December 31, 1996, these deposits totaled approximately $5,080,245.

     In the normal course of business, the Bank paid approximately $17,000 in legal fees to a law firm in which a director is a member.

(11) Regulatory Capital Requirements
     -------------------------------

     The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary --actions by regulators that, if undertaken, could have a direct material effect on the Bank's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy, require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that the Bank meets all capital adequacy requirements to which it is subject.

     As of December 31, 1996, the most recent notification from the Federal Reserve Bank of Atlanta categorized the bank subsidiary as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. Management is not aware of the existence of any conditions or events occurring subsequent to December 31, 1996 which would affect the bank subsidiary's well capitalized classification.

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

     Actual capital amounts and ratios for the Bank are presented in the table below as of December 31, 1996 and 1995, on a consolidated basis and for the bank subsidiary individually (dollars in thousands):

                                                                                                  To be well
                                                                                                  capitalized
                                                                           For capital            under prompt
                                                                             adequacy           corrective action
                                                         Actual               purposes              provisions
                                                    -----------------      ---------------      -----------------
                                                     Ratio     Amount      Ratio    Amount       Ratio
                                                    --------   -------     -----    ------      -------
      Georgia Bank Financial Corporation and
       subsidiary consolidated:
       As of December 31, 1996:
         Total Capital (to risk-weighted assets)    $17,182     11.84%      $11,607   8.0%        N/A   N/A
         Tier I Capital - risk-based (to risk-
         weighted assets)                            15,650     10.70         5,850   4.0         N/A   N/A
         Tier I Capital - leverage (to average
         assets)                                     15,650      7.36         8,505   4.0         N/A   N/A
       As of December 31, 1995:
         Total Capital (to risk-weighted assets)     14,439     11.19        10,321   8.0         N/A   N/A
         Tier I Capital - risk-based (to risk-
         weighted assets)                            13,101     10.15         5,160   4.0         N/A   N/A
         Tier I Capital - leverage (to average
         assets)                                     13,101      7.30         7,179   4.0         N/A   N/A

      Georgia Bank & Trust Company:
       As of December 31, 1996:
         Total Capital (to risk-weighted assets)    $15,793     11.00%      $11,483   8.0%   $ 14,354  10.0%

         Tier I Capital - risk-based (to risk-
         weighted assets)                            14,325      9.98         5,741   4.0       8,612   6.0
         Tier I Capital - leverage (to average
         assets)                                     14,325      6.78         8,451   4.0      10,564   5.0
       As of December 31, 1995:
         Total Capital (to risk-weighted assets)     13,801     10.87        10,155   8.0      12,693  10.0
         Tier I Capital - risk-based (to risk-
         weighted assets)                            12,466      9.82         5,077   4.0       7,616   6.0
         Tier I Capital - leverage (to average
         assets)                                     12,466      6.99         7,134   4.0       8,918   5.0

(12) Employee Benefit Plans
     ----------------------

     The Bank has an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. The Bank has the option to make an annual discretionary payment to the Plan. For the years ended December 31, 1996, 1995, and 1994, the Bank contributed $73,018, $64,063, and $48,589, respectively, to the Plan, which is 3% of the annual salary of all eligible employees.

     During 1994, the Bank adopted a nonqualified deferred bonus plan for officers of the Bank. Under the plan, the Bank has the option to make an annual discretionary payment to the plan. For the years ended December 31, 1996, 1995, and 1994, the Bank contributed $32,733, $28,608, and $24,860, respectively, to the plan.

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

(13) Other Operating Expenses
     ------------------------

     Components of other operating expenses exceeding 1% of total revenues include the following for the years ended December 31, 1996, 1995, and 1994, respectively:


                                                          1996         1995         1994
                                                        --------      -------      -------
      Amortization of intangible assets                 $280,017      286,681      297,734
      Business development expense                       401,787      289,636      179,673
      Communication expense                              514,595      418,932      358,753
      Data processing expense                            137,272      150,277      198,893
      Insurance expense                                   36,993      197,585      324,936
      Legal and professional fees                        201,673      210,202      193,003
      Office supplies expense                            433,538      328,309      271,875

(14) Condensed Financial Statements of Georgia Bank Financial Corporation
     --------------------------------------------------------------------
     (Parent Only)
     -------------

     The following represents Parent Company only condensed financial information of Georgia Bank Financial Corporation:

                           Condensed Balance Sheets
                           ------------------------

                                                           December 31,
                                                       -----------------------
                        Assets                            1996         1995
                        ------                            ----         ----

  Cash and due from banks                             $    19,776        2,985
  Investment in subsidiary                             14,958,027   13,494,792
  Premises and equipment, net                           1,393,069    1,453,250
  Intangible assets                                        64,252      128,632
  Other assets                                            100,000          -
                                                      -----------   ----------

                                                      $16,535,124   15,079,659
                                                      ===========   ==========

                     Liabilities and Stockholders' Equity
                     ------------------------------------

  Accrued interest and other liabilities              $       978          978
  Bonds payable                                           186,668      640,000
                                                      -----------   ----------
       Total liabilities                                  187,646      640,978
                                                      -----------   ----------

  Stockholders' equity:
    Common stock, $3.00 par value, 10,000,000 shares
    authorized; shares issued and outstanding of
    1,542,368 in 1996 and 1,341,479 in 1995             4,627,104    4,024,437
    Additional paid-in capital                         10,337,222    7,122,998
    Retained earnings                                   1,564,330    3,435,381
    Net unrealized loss on investment securities
    available for sale                                   (181,178)    (144,135)
                                                      -----------   ----------
       Total stockholders' equity                      16,347,478   14,438,681
                                                      -----------   ----------

                                                      $16,535,124   15,079,659
                                                      ===========   ==========

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                        Condensed Statements of Income
                        ------------------------------


                                                                                Years ended December 31,
                                                                           ---------------------------------
                                                                           1996          1995          1994
                                                                           ----          -----         ----
  Income:
    Dividends from bank subsidiary                                       $  525,000       460,000     1,168,226
    Miscellaneous income                                                     91,200        91,200        84,600
                                                                         ----------     ---------     ---------
                                                                            616,200       551,200     1,252,826
                                                                         ----------     ---------     ---------
  Expense:
    Interest expense                                                         13,685        79,782       129,612
    Occupancy expense                                                        60,681        29,416        29,416
    Other operating expense                                                  89,947       105,006        78,518
                                                                         ----------     ---------     ---------
                                                                            164,313       214,204       237,546
                                                                         ----------     ---------     ---------

      Income before equity in undistributed
       earnings of subsidiary                                               451,887       336,996     1,015,280

  Equity in undistributed earnings of subsidiary                          1,500,278     1,068,070       103,156
                                                                         ----------     ---------     ---------

      Net income                                                         $1,952,165     1,405,066     1,118,436
                                                                         ==========     =========     =========

                      Condensed Statements of Cash Flows
                      ----------------------------------

                                                                                Years ended December 31,
                                                                           --------------------------------------
                                                                            1996          1995          1994
                                                                            ----          ----          ----
  Cash flows from operating activities:
   Net income                                                           $ 1,952,165     1,405,066     1,118,436
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                                          124,561        93,796        93,796
     Equity in undistributed earnings of subsidiary                      (1,500,278)   (1,068,070)     (103,156)
                                                                         ----------     ---------     ---------
      Net cash provided by operating activities                             576,448       430,792     1,109,076
                                                                         ----------     ---------     ---------

  Cash flows from investing activities:
   Capital expenditures                                                         -             -        (453,757)
   Purchase of other investment                                            (100,000)          -             -
                                                                         ----------     ---------     ---------
      Net cash used in investing activities                                (100,000)          -        (453,757)
                                                                         ----------     ----------    ---------

  Cash flows from financing activities:
   Principal payments on notes and bonds payable                           (453,332)     (678,333)   (2,078,333)
   Proceeds from issuance of notes payable                                      -             -          50,000
   Proceeds from issuance of common stock                                       -         237,750     1,266,500
   Cash paid for fractional shares related to stock dividend                 (6,325)            -             -
   Cash paid for fractional shares related to reverse stock split               -          (2,220)            -
                                                                         ----------     ---------     ---------
      Net cash used in financing activities                                (459,657)     (442,803)     (761,833)
                                                                         ----------     ---------     ---------

      Net increase (decrease) in cash and cash equivalents                   16,791       (12,011)     (106,514)

  Cash and cash equivalents at beginning of year                              2,985        14,996       121,510
                                                                         ----------    ----------     ---------
  Cash and cash equivalents at end of year                               $   19,776         2,985        14,996
                                                                         ==========    ==========     =========

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements


     The Department of Banking and Finance of the State of Georgia (DBF) requires that state banks in Georgia generally maintain a minimum ratio of primary capital, as defined, to total assets of six percent (6%). Additionally, banks and their holding companies are subject to certain risk-based capital requirements based on their respective asset composition.

     The DBF requires its prior approval for a bank to pay dividends in excess of 50% of the preceding year's earnings. Based on this limitation, the amount of cash dividends available from the bank subsidiary for payment in 1997 is approximately $1,013,000, subject to maintenance of the minimum capital requirements. As a result of this restriction, at December 31, 1996, approximately $13,945,000 of the Bank's investment in its subsidiary was restricted from transfer in the form of dividends.

(15) Fair Value of Financial Instruments
     -----------------------------------

     SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Bank's entire holdings of a particular financial instrument. Because no market exists for a portion of the Bank's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates. The assumptions used in the estimation of the fair value of the Bank's financial instruments are explained below. Where quoted market prices are not available, fair values are based on estimates using discounted cash flow and other valuation techniques. Discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following fair value estimates cannot be substantiated by comparison to independent markets and should not be considered representative of the liquidation value of the Bank's financial instruments, but rather a good-faith estimate of the fair value of financial instruments held by the Bank. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.

     The following methods and assumptions were used by the Bank in estimating the fair value of its financial instruments:

     (a) Cash and Cash Equivalents Fair value equals the carrying value of such assets due to their nature.

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements


     (b)  Investment Securities
          ---------------------

          The fair value of investment securities is based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

     (c)  Loans
          -----

          The fair value of loans is calculated using discounted cash flows by loan type. The discount rate used to determine the present value of the loan portfolio is an estimated market rate that reflects the credit and interest rate risk inherent in the loan portfolio. The estimated maturity is based on the Bank's historical experience with repayments adjusted to estimate the effect of current market conditions. The carrying amount of related accrued interest receivable approximates its fair value.

     (d)  Deposits
          --------

          Fair values for certificates of deposit have been determined using discounted cash flows. The discount rate used is based on estimated market rates for deposits of similar remaining maturities. The carrying amounts of all other deposits, by definition, approximate their fair values. The carrying amount of related accrued interest payable approximates its fair value.

     (e)  Federal Funds Purchased and Securities Sold Under Repurchase
          ------------------------------------------------------------
          Agreements
          ----------

          Fair value approximates the carrying value of such liabilities due to their short-term nature.

     (f)  Other Borrowed Funds
          --------------------

          Fair value approximates the carrying value of such liabilities as the borrowings are at a variable rate of interest.

     (g)  Advances from FHLB
          ------------------

          Fair value approximates the carrying value of such liabilities as the borrowings are at a variable rate of interest.

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements


     The carrying amounts and estimated fair values of the Bank's financial instruments at December 31, 1996 and 1995 are as follows:


                                                   December 31, 1996           December 31, 1995
                                                  -----------------            -----------------
                                               Carrying      Estimated      Carrying      Estimated
                                                amount       fair value      amount       fair value
                                                ------       ----------     -------       ----------
  Financial assets:
    Cash and cash equivalents                $ 12,070,857   12,070,857     12,725,123    12,725,123
    Investment securities                      57,311,071   57,333,754     35,499,178    35,458,650
    Loans, net                                133,744,634  134,547,543    119,091,736   119,264,282
  Financial liabilities:
    Deposits                                  195,667,528  195,734,454    157,149,740   157,164,330
    Federal funds purchased and
    securities sold under repurchase
    agreements                                  1,225,294    1,225,294      1,761,527     1,761,527
    Other borrowed funds                        1,186,668    1,186,668        640,000       640,000
    Advances from FHLB                                -            -        4,000,000     4,000,000

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

     As reported on Form 8-K, filed April 23, 1996, Cherry, Bekaert & Holland LLP was previously the principal accountants for Georgia Bank Financial Corporation. On April 17, 1996, that firm was not re-elected as principal accountants and KPMG Peat Marwick LLP was engaged as principal accountants. The decision to change accountants was recommended by the Audit Committee and approved by the Board of Directors.

     In connection with the audits of the two fiscal years ended December 31, 1995, and the subsequent interim period through April 17, 1996, there were no disagreements with Cherry, Bekaert & Holland LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

     The Audit reports of December 31, 1995 on the consolidated financial statements of Georgia Bank Financial Corporation and subsidiaries as of and for the years ended December 31, 1995 and 1994, did not contain any adverse opinion of disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

                                   PART III

ITEMS 9, 10, 11, AND 12. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT; EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information in response to these items is incorporated by reference to the Company's definitive Proxy Statement for use in connection with the 1997 annual meeting (which definitive Proxy Statement shall be filed with the commission not later than April 30, 1997).

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (a)  Exhibits
          11.1  Statement Re:  Computation of Earnings Per Share

          21.1  Subsidiaries of the Company

     (b)  Reports on Form 8-K
                None

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GEORGIA BANK FINANCIAL CORPORATION

                                  /s/ Robert W. Pollard, Jr.
                              By:-----------------------------
                                    Robert W. Pollard, Jr.
                                    Chairman of the Board and
                                    Chief Executive Officer

March 17, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

     SIGNATURE                           TITLE

/s/ Robert W. Pollard, Jr.
---------------------------------   Chairman of the Board, Chief Executive
Robert W. Pollard, Jr.              Officer and Director

/s/ Edward G. Meybohm
---------------------------------   Vice Chairman of the Board and Director
Edward G. Meybohm

/s/ Patrick G. Blanchard
---------------------------------   President and Director
Patrick G. Blanchard

/s/ R. Daniel Blanton
---------------------------------   Executive Vice President, Chief Operating
R. Daniel Blanton                   Officer and Director

/s/ Ronald L. Thigpen
---------------------------------   Senior Vice President, Chief Financial
Ronald L. Thigpen                   Officer (Principal Financial and Accounting
                                    Officer) and Director

/s/ Travers W. Paine III
---------------------------------   Corporate Secretary and Director
Travers W. Paine III

/s/ William J. Badger
---------------------------------   Director
William J. Badger

/s/ William P. Copenhaver
---------------------------------   Director
William P. Copenhaver

/s/ Warren A. Daniel
---------------------------------   Director
Warren A. Daniel

/s/ C. Linton DeVaughn III
---------------------------------   Director
C. Linton DeVaughn III

/s/ Randolph R. Smith, M.D.
--------------------------------    Director
Randolph R. Smith, M.D.

/s/ John W. Trulock, Jr.
---------------------------------   Director
John W. Trulock, Jr.

                                 EXHIBIT INDEX

(a)  Exhibits                                                         Page
     11.1   Statement Re: Computation of Earnings Per Share            67

     21.1   Subsidiaries of the Company                                68

(b)  Reports on Form 8-K

            None