Form 10QSB
period 1997-03-31
GEORGIA BANK FINANCIAL CORP /GA
filed 1997-05-14
CIK 880116

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

 X   Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act
---  of 1934

     For the quarterly period ended March 31, 1997.
                                    --------------

                                      or

     Transition Report under Section 13 or 15(d) of the Securities Exchange Act --- of 1934

     For the transition period from ----------- to ----------.

                         Commission File No.  0-23980
                                              -------

                      Georgia Bank Financial Corporation
                      ----------------------------------
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

     1,542,368 shares of common stock, $3.00 par value per share, issued and outstanding as of March 31, 1997.

     Transitional Small Business Disclosure Format (check one): Yes      No  X
                                                                    ---     ---

                       GEORGIA BANK FINANCIAL CORPORATION
                                  FORM 10-QSB
                                     INDEX

                                                                            PAGE
PART I
      Item 1.  Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets as of March 31,
               1997 and December 31, 1996                                    3
               Condensed Consolidated Statements of Income for the
               quarter ended March 31, 1997 and March 31, 1996 and
               the three months ended March 31, 1997 and March 31, 1996      4
               Condensed Consolidated Statement of
               Cash Flows for the three months ended March 31, 1997
               and March 31, 1996                                            5
               Notes to Consolidated Financial Statements                    6


      Item 2.  Management Discussion and Analysis of
               Financial Condition and Results of Operations                 7


PART II  Other Information                                                  13
      Item 1.  Legal Proceedings                                             *
      Item 2.  Changes in Securities                                         *
      Item 3.  Defaults Upon Senior Securities                               *
      Item 4.  Submission of Matters to a Vote of Security-Holders           *
      Item 5.  Other Information                                             *
      Item 6.  Exhibits and Reports on Form 8-K                              *

SIGNATURE                                                                   14

* No information submitted under this caption

                                    PART I

                             FINANCIAL INFORMATION

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                          Consolidated Balance Sheets
                                     ASSETS

                                                            March 31,
                                                               1997                December 31,
                                                           (Unaudited)                 1996
                                                          --------------------------------------
Cash and due from banks                                    $ 13,703,894             $ 10,550,857
Federal funds sold                                            5,740,000                1,520,000
                                                          --------------       -----------------
    Cash and cash equivalents                                19,443,894               12,070,857

Investment Securities
   Available-for-sale                                        58,686,738               52,819,926
   Held-to-maturity (market values of
       $4,526,726 and $4,513,828, respectively)               4,548,913                4,491,145


Loans                                                       143,065,221              135,212,336
   Allowance for loan losses                                 (1,564,477)              (1,467,702)
                                                          --------------       -----------------
                                                            141,500,744              133,744,634

Premises and equipment, net                                   8,910,149                8,927,402
Accrued interest receivable                                   1,438,605                1,494,291
Prepaid expenses                                                355,221                  371,385
Intangible assets                                               808,639                  878,089
Other assets                                                  1,198,773                1,209,953
                                                          --------------       -----------------
                                                           $236,891,676             $216,007,682
                                                          ==============       =================

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
     Non-interest bearing                                  $ 34,471,161               33,306,103
     Interest bearing
        NOW accounts                                         29,457,256               23,942,118
        Savings                                              53,237,740               43,557,783
        Money management accounts                            21,741,972               21,241,122
        Time deposits over $100,000                          35,070,992               31,122,021
        Other time                                           41,218,305               42,498,381
                                                          --------------       -----------------
                                                            215,197,426              195,667,528
Federal funds purchased and securities sold
    under repurchase agreements                               2,311,908                1,225,294
Accrued interest and other liabilities                        1,669,466                1,580,714
Other borrowed funds                                          1,173,335                1,186,668
                                                          --------------       -----------------
          Total liabilities                                 220,352,135              199,660,204
                                                          --------------       -----------------

Stockholders' equity
  Common Stock, par value $3.00; 10,000,000 shares
     authorized; shares issued and outstanding of
     1,542,368 in 1997 and 1996                               4,627,104                4,627,104
  Additional paid in capital                                 10,337,222               10,337,222
  Retained Earnings                                           2,050,696                1,564,330
  Unrealized loss on securities available-for-sale
     net of deferred income taxes of $256,029 in
     1997 and $97,558 in 1996                                  (475,481)                (181,178)
                                                          --------------       -----------------
          Total stockholders' equity                         16,539,541               16,347,478
                                                          --------------       -----------------
                                                          --------------       -----------------
                                                           $236,891,676             $216,007,682
                                                          ==============       =================

See notes to consolidated financial statements.

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                       Consolidated Statements of Income
                                  (Unaudited)

                                                                     Three Months Ended March 31,
                                                              --------------------------------------
                                                                  1997                     1996
                                                              ---------------          -------------
Interest Income
   Loans                                                          $3,323,737              $2,946,870
   Investment securities                                             966,920                 537,102
   Federal funds sold                                                 62,150                 108,383
                                                              ---------------          -------------
                                                                   4,352,807               3,592,355
                                                              ---------------          -------------
Interest Expense
   Deposits                                                        1,969,928               1,659,084
   Federal funds purchased and securities sold
       under repurchase agreements                                    13,951                   6,348
   Loans and borrowings                                                2,796                  55,493
                                                              ---------------          -------------
                                                                   1,986,675               1,720,925
                                                              ---------------          -------------

Net Interest Income                                                2,366,132               1,871,430

Provision for loan losses                                             93,750                  65,000
                                                              ---------------          -------------

Net interest income after provision for loan losses                2,272,382               1,806,430
                                                              ---------------          -------------

Non-interest Income
   Service charges and fees                                          551,051                 417,447
   Miscellaneous income                                                3,174                   5,801
   Investment securities gains (losses)                               (9,132)                (29,658)
                                                              ---------------          -------------
                                                                     545,093                 393,590
                                                              ---------------          -------------

Non-interest expense
   Salaries                                                          845,701                 687,536
   Employee benefits                                                 198,950                 155,086
   Occupancy                                                         405,751                 311,518
   Other operating expenses                                          603,707                 483,014
                                                              ---------------          -------------
                                                                  2,054,109               1,637,154
                                                              ---------------          -------------

Income before taxes                                                  763,366                 562,866

Provision for income taxes                                           277,000                 209,042
                                                              ---------------          -------------
Net Income                                                        $  486,366              $  353,824
                                                              ===============          =============

Earnings per common share:
   Weighted average number of common
     shares outstanding                                            1,542,368               1,542,701

   Net income per share                                                $0.32                   $0.23
                                                              ===============          =============

See notes to consolidated financial statements.

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                     Consolidated Statements of Cash Flows

                                  (Unaudited)

                                                                             Three Months Ended March 31,
                                                                              1997                 1996
                                                                          ------------         ------------
Cash flows from operating activities
Net Income                                                                $    486,366         $    353,824
  Adjustments to reconcile net income to net cash
      provided by operating activities
      Depreciation and amortization                                            249,555              243,586
      Provision for loan losses                                                 93,750               65,000
      Loss on sale of investment securities                                      9,132               29,658
      Amortization (accretion) of premium/discount
         on investment securities                                              (21,693)              (6,662)
      Loss on sale of other real estate                                         24,009                    -
      Real estate loans originated for sale                                 (3,208,600)          (5,434,962)
      Proceeds from sale of real estate loans                                3,686,058            4,997,507
      Net decrease in accrues interest receivable                               55,686              216,085
      Net decrease (increase) in prepaid expense                                16,164              (34,078)
      Net increase in other assets                                            (129,784)              (4,604)
      Net increase in accrued interest and other liabilities                   356,133              126,858
                                                                          ------------         ------------
         Net cash provided by operating activities                           1,616,776              552,212
                                                                          ------------         ------------

Cash flows from investing activities
      Proceeds from sales and maturities of investment securities            4,472,659           11,058,762
      Purchase of investment securities                                    (10,837,453)         (13,424,289)
      Net increase in loans                                                 (8,338,253)          (4,479,228)
      Net purchase of premises and equipment                                  (162,852)             (93,518)
                                                                          ------------         ------------
         Net cash used in investing activities                             (14,865,899)          (6,938,273)
                                                                          ------------         ------------

Cash flows from financing activities
      Net increase in deposits                                              19,438,572           17,236,221
      Net increase (decrease) in federal funds purchased and securities
         sold under repurchase agreements                                    1,086,615             (444,719)
      Payments on notes and bonds payable                                      (13,333)            (413,333)
      Proceeds from sale of other real estate                                  110,306                    -
      Reverse stock split                                                            -                    -
                                                                          ------------         ------------
         Net cash provided by financing activities                          20,622,160           16,378,169
                                                                          ------------         ------------

         Net increase (decrease) in cash and cash equivalents                7,373,037            9,992,108

Cash and cash equivalents at beginning of period                            12,070,857           12,725,123
                                                                          ------------         ------------
Cash and cash equivalents at end of period                                $ 19,443,894         $ 22,717,231
                                                                          ============         ============

See notes to consolidated financial statements.

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

             Notes to Condensed Consolidated Financial Statements

                     March 31, 1997 and December 31, 1996

Note 1 - Basic presentation

The accompanying financial statements include the accounts of Georgia Bank Financial Corporation and its wholly-owned subsidiary, Georgia Bank & Trust Company. Significant intercompany transactions and accounts are eliminated in consolidation.

The financial statements for the three months ended March 31, 1997 and 1996 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report for the year ended December 31, 1996.

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair presentation of the financial position and results for interim periods.

Note 2 - Stockholder's equity

On August 21, 1996, the Company's Board of Directors approved a 15% stock dividend payable on September 25, 1996 to shareholders of record on September 4, 1996. All weighted average share and per share information in the accompanying financial statements has been restated to reflect the effect of the additional shares outstanding resulting from the stock dividend.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net Income
----------

The Company's net income was $486,000 for the first quarter of 1997, an increase of $132,000 (37.2%) compared to net income of $354,000 for the first quarter of 1996. Earnings per share were $0.32 in 1996 compared to $0.23 for the first quarter 1996, an increase of 39%. Total assets increased to $237 million, an increase of $21 million (9.7%) from year end 1996 and $41 million (20.9%) over the comparable period in 1996.

For the first quarter, the increase in net income resulted from an increase in net interest income of $495,000 and an increase in non-interest income of $151,000. The Company's provision for loan losses during the quarter was an additional $29,000 and non-interest expense increased $417,000. Income before taxes increased $200,000 (35.5%) and was partially offset by an increase in income tax expense of $68,000.

The return on average assets for the Company was 0.86% for the quarter ended March 31, 1997, compared to 0.77% for the same period last year. The return on average equity for the period increased to 11.83%, compared to 9.72% for the comparable period in 1996.

Net Interest Income
-------------------

Net interest income increased $495,000 (26.5%) during the first quarter over the comparable period in 1996, primarily due to increases in interest earning asset balances. Interest earning assets increased $18.0 million (9.3%) during the period over year end 1996 and $38.3 million (22.0%) over the comparable period in 1996. Loans, the highest yielding component of interest earning assets, increased $7.9 million (5.8%) over year end 1996 and $17.8 million (14.2%) over the comparable period in 1996. Investments in securities increased $5.9 million (10.3%) over year end and $25.6 million (68.1%) over the first quarter of 1996. Federal Funds sold increased over year end by $4.2 million, but decreased $5.1 million from the comparable period in 1996. The increase in Federal Funds sold during the first quarter is attributable to growth in both non-interest and interest-bearing deposits. This growth in Federal Funds is temporary as most of these assets will be reinvested in higher yielding loans and securities.

Interest Income
---------------

Interest income increased $339,000 for the first quarter of 1997 from the fourth quarter of 1996 and increased $761,000 (21.2%) over the comparable quarter in 1996. Interest income on loans increased $237,000 (7.7%) for the first quarter when compared to fourth quarter 1996, and increased $377,000 (12.8%) over the comparable quarter of 1996. Interest income earned on investment securities increased $95,000 (10.9%) for the quarter over the fourth quarter of 1996 and $430,000 (80.0%) over the first quarter of 1996 primarily as a result of higher volumes. Interest income from Federal Funds sold is anticipated to decrease as these assets are reinvested in higher yielding loans and investment securities.

Interest Expense
----------------

Interest expense totaled $2.0 million for the first quarter, an increase of $49,000 (2.5%) over the fourth quarter of 1996, and an increase of $266,000 (15.5%) over the comparable quarter in 1996. The increase for the quarter is the result of both higher volumes of interest-bearing deposits and an increase in rates. The increase over the prior year is the result of increased interest-bearing balances. Interest-bearing balances increased $18.3 million (11.3%) for the first quarter over year end and $36.0 million (24.9%) over the comparable period in 1996.

Non-interest Income
-------------------

Non-interest income (excluding investment securities gains and losses) for the first quarter decreased $157,000 (22.1%) below the fourth quarter of 1996 but reflected an increase of $131,000 (30.9%) above the first quarter of 1996. The decrease from the fourth quarter is a result of the decrease in secondary market mortgage sales while the increase over the first quarter of 1996 reflects increased volumes and increases in service charges and fees on deposit accounts.

Non-interest Expense
--------------------

Non-interest expense totaled $2.1 million for the first quarter, an increase of $170,000 (9.1%) over the fourth quarter of 1996 and an increase of $417,000 (25.4%) over the comparable period in 1996. Increases for the respective periods are attributable to increases in salary and benefits expense of $91,000 (9.6%) and $202,000 (23.4%), respectively, an increase in occupancy expense of $226,000 (125.5%) for the quarter and of $94,000 (30.2%) over the comparable period in 1996. Other operating expenses decreased $157,000 (20.6%) when compared to the fourth quarter of 1996 and increased $121,000 (25.0%) over the previous year.

The increases are the result of the continued expansion in the Company's local market that is reflected in additions to staff and the higher occupancy and operating expenses associated with operating seven banking offices . Management continues to focus on expense control and improving operating efficiencies.

Income taxes
------------

Income taxes in the first quarter of 1996 totaled $277,000, an increase of $68,000 above the first quarter of 1996 as a result of increased income before tax income. Effective tax rates remained comparable for the periods.

Asset Quality
-------------

The table on page 10 shows the current and prior period amounts of non performing assets. Non-performing assets were $1.6 million at March 31, 1997, compared to $1.9 million at December 31, 1996 and $1.7 million at March 31, 1996. The ratio of non-performing loans to total loans and other real estate was 1.09% at March 31, 1997, down from 1.40% at December 31, 1996 and down from 1.13% at March 31, 1996. Reduction of non-performing assets continues to be a management priority. The efforts of management are reflected in the decrease.

Loans past due 90 days or more and still accruing increased to $343,000, up from $131,000 at December 31, 1996 and $322,000 at March 31, 1996. Based upon information available to it, management believes that the value of collateral securing each loan is sufficient to cover principal and interest.

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management's analysis of potential risk in the loan portfolio. The amount of the loan loss provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the reserve in a given period, and assessment of present and anticipated economic conditions. A provision for losses in the amount of $94,000 was charged to expense for the first quarter ended March 31, 1997. Recoveries of $28,000 exceeded charge-offs of $26,000 resulting in a $2,000 addition to the reserve during the first quarter. At March 31, 1997, the ratio of allowance for loan losses to total loans was 1.09%, the same level as at December 31, 1995 and at March 31, 1996. Management considers the current allowance for loan losses appropriate based upon its analysis of the potential risk in the portfolio, although there can be no assurance that the assumptions underlying such analysis will continue to be correct.

Liquidity and Capital Resources
-------------------------------

The Company's liquidity remains adequate to meet operating and loan funding requirements. The loan to deposit ratio at March 31, 1997 was 66.48% compared to 69.10% at December 31, 1996 and 71.86 at March 31, 1996. This reduction in the loan to deposit ratio and resulting increase in liquidity is due to the fact that total deposit balances increased $19.5 million during the first quarter while loans increased $7.9 million. Total deposits increased $40.8 million and loans $17.8 million when compared to March 31, 1996.

Shareholders equity to total assets was 6.98% at March 31, 1997, compared to 7.57% at December 31, 1995. This decrease reflects the $20.8 million growth of total assets during the first quarter. The capital of the Company and the Bank exceeded all required regulatory guidelines at March 31, 1997. The Company's Tier 1 risk-based, total risk-based and the leverage capital ratios were 10.16%, 11.14%, and 7.26% respectively at the end of the first quarter, 1997. The schedule on page 12 reflects the current capital levels in more detail, including comparisons to regulatory requirements.

Cautionary Note Regarding Forward-Looking Statements
----------------------------------------------------

The Company may, from time to time, make written or oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission (the "Commission") and its reports to shareholders. Such forward-looking statements are made based on management's belief as well as assumptions made by, and information currently available to, management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, on deposit levels, loan demand, loan collateral values, securities portfolio values and interest rate risk management; the effects of competition in the banking business from other commercial banks, savings and loan associations, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in the Company's market area and elsewhere, including institutions operating through the Internet; changes in government regulations relating to the banking industry, including regulations relating to branching and acquisitions; failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans, and other factors. The Company cautions that such factors are not exclusive. The Company does not undertake to update any forward-looking statements that may be made from time to time by, or on behalf of, the Company.

                      GEORGIA BANK FINANCIAL CORPORATION
                          CONSOLIDATED FINANCIAL DATA
                            (Dollars in Thousands)
                                  (Unaudited)

                                      Three Months Ended March 31,
                                     ------------------------------
PROFITABILITY                          1997                 1996
-------------                          ----                 ----
Return on average assets *              0.86%                0.77%

Return on average equity *             11.83%                9.72%


ALLOWANCE FOR LOAN LOSSES
---------------------------

Beginning balance, January 1           $1,468               $1,335
Provision charged to expense               94                   65
Recoveries                                 28                    9
Loans charged off                          26                   40
Ending balance, March 31               $1,564               $1,369

NON-PERFORMING ASSETS          March 31, 1997  December 31, 1996    March 31, 1996
---------------------
Non-accrual loans                  $1,536               $1,739             $1,671
Other real estate owned                27                  150                 75
Restructured loans                     --                   --                 --
                                 --------          -----------         ----------
Total non-performing assets        $1,563               $1,889             $1,746
                                 ========          ===========         ==========
LOANS PAST DUE 90 DAYS OR
MORE AND STILL ACCRUING            $  343               $  131             $  322
                                 ========          ===========          =========

*  Annualized

                      GEORGIA BANK FINANCIAL CORPORATION
                                      AND
                         GEORGIA BANK & TRUST COMPANY
                        REGULATORY CAPITAL REQUIREMENTS
                                MARCH 31, 1997
                            (Dollars in Thousands)

                                 Actual            Required           Excess
                              Amount  Percent   Amount   Percent   Amount  Percent
                            ------------------------------------------------------
GEORGIA BANK FINANCIAL
CORPORATION

Risk-based capital:
   Tier 1 capital             16,207    10.16%   6,383   4.00%     9,824   6.16%
   Total capital              17,771    11.14%  12,765   8.00%     5,006   3.14%
Tier 1 leverage ratio         16,207     7.26%  11,162   5.00%     5,045   2.26%


GEORGIA BANK & TRUST
COMPANY

Risk-based capital:
   Tier 1 capital             14,894     9.42%   6,321   4.00%     8,573   5.42%
   Total capital              16,458    10.41%  12,643   8.00%     3,815   2.41%
Tier 1 leverage ratio         14,894     6.72%  11,088   5.00%     3,806   1.72%

                                    PART II

                               OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS.

     There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is subject.

ITEM 2.        CHANGES IN SECURITIES.

     (a)   Not applicable.

     (b)   Not applicable.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES.

     Not applicable.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     None.

ITEM 5.        OTHER INFORMATION.

     None.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

     (a)   Exhibits

           None.

     (b)   Reports on Form 8-K

           None.

                       GEORGIA BANK FINANCIAL CORPORATION
                             Form 10-QSB Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             GEORGIA BANK FINANCIAL CORPORATION



Date:     May 8, 1997        By: /s/ Ronald L. Thigpen
    -----------------           ---------------------------------
                                    Ronald L. Thigpen
                                    Senior Vice President, Chief Financial
                                    Officer (Duly Authorized Officer of
                                    Registrant and Principal Financial Officer)