Form 10QSB
period 1997-06-30
GEORGIA BANK FINANCIAL CORP /GA
filed 1997-08-12
CIK 880116

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)

 X       Quarterly Report under Section 13 or 15(d) of the Securities Exchange
---      Act of 1934
         For the quarterly period ended June 30, 1997.
                                        --------------

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X   No
                                                               -----    ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

1,542,368 shares of common stock, $3.00 par value per share, issued and outstanding as of June 30, 1997.

  Transitional Small Business Disclosure Format (check one):  Yes     No   X
                                                                  ---    ----

                      GEORGIA BANK FINANCIAL CORPORATION
                                  FORM 10-QSB
                                     INDEX

                                                                           PAGE

PART I
        Item 1.   Financial Statements (Unaudited)

                  Consolidated Balance Sheets as of June 30, 1997 and
                  December 31, 1996                                          3

                  Consolidated Statements of Income for the quarter
                  ended June 30, 1997 and June 30, 1996 and the
                  six months ended June 30, 1997 and June 30, 1996           4

                  Consolidated Statements of Cash Flows for the
                  six months ended June 30, 1997 and June 30, 1996           5

                  Notes to Consolidated Financial Statements                 6

        Item 2.   Management Discussion and Analysis of
                  Financial Condition and Results of Operations              7

PART II  Other Information

        Item 1.   Legal Proceedings                                          *

        Item 2.   Changes in Securities                                      *

        Item 3.   Defaults Upon Senior Securities                            *

        Item 4.   Submission of Matters to a Vote of Security-Holders       12

        Item 5.   Other Information                                          *

        Item 6.   Exhibits and Reports on Form 8-K                           *

SIGNATURE                                                                   14

* No information submitted under this caption

                                     PART I
                             FINANCIAL INFORMATION

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                          Consolidated Balance Sheets
                                     Assets
                                  (Unaudited)

                                                                                June 30, 1997     December 31, 1996
                                                                           ----------------------------------------
Cash and due from banks                                                          $ 12,296,264          $ 10,550,857
Federal funds sold                                                                  1,090,000             1,520,000
                                                                           ------------------      ----------------
    Cash and cash equivalents                                                      13,386,264            12,070,857

Investment Securities
   Available-for-sale                                                              50,741,489            52,819,926
   Held-to-maturity (market values of
       $3,716,743 and $4,513,828, respectively)                                     3,702,216             4,491,145

Loans                                                                             155,365,189           135,212,336
   Allowance for loan losses                                                       (1,845,103)           (1,467,702)
                                                                           ------------------      ----------------
Net Loans                                                                         153,520,086           133,744,634

Premises and equipment, net                                                         9,987,605             8,927,402
Accrued interest receivable                                                         1,522,342             1,494,291
Prepaid expenses                                                                      332,510               371,385
Intangible assets                                                                     739,190               878,089
Other assets                                                                        1,216,240             1,209,953
                                                                           ------------------      ----------------
Total Assets                                                                     $235,147,942          $216,007,682
                                                                           ==================      ================

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
     Non-interest bearing                                                        $ 35,617,779            33,306,103
     Interest bearing
        NOW accounts                                                               23,726,460            23,942,118
        Savings                                                                    59,464,956            43,557,783
        Money management accounts                                                  17,362,854            21,241,122
        Time deposits over $100,000                                                32,099,776            31,122,021
        Other time                                                                 40,658,395            42,498,381
                                                                           ------------------      ----------------
Total Deposits                                                                    208,930,220           195,667,528

Federal funds purchased and securities sold
    under repurchase agreements                                                     2,224,547             1,225,294
Accrued interest and other liabilities                                              1,492,666             1,580,714
Advances from Federal Home Loan Bank                                                4,000,000                     -
Other borrowed funds                                                                1,160,002             1,186,668
                                                                           ------------------      ----------------
          Total liabilities                                                       217,807,435           199,660,204
                                                                           ------------------      ----------------

Stockholders' equity
  Common Stock, par value $3.00; 10,000,000 shares authorized,
     shares issued and outstanding of 1,542,368 in 1997 and 1996                    4,627,104             4,627,104
  Additional paid in capital                                                       10,337,222            10,337,222
  Retained Earnings                                                                 2,587,469             1,564,330
  Unrealized loss on securities available-for-sale, net of deferred
      income taxes of $117,984 in 1997 and $97,558 in 1996                           (211,288)             (181,178)
                                                                           ------------------      ----------------
          Total stockholders' equity                                               17,340,507            16,347,478
                                                                           ------------------      ----------------
Total Liabilities and
 Assets                                                                          $235,147,942          $216,007,682
                                                                           ==================      ================

See notes to consolidated financial statements.

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                       Consolidated Statements of Income
                                  (Unaudited)

                                                                 Three Months Ended                      Six Months Ended
                                                                       June 30,                               June 30,
                                                                1997               1996                1997               1996
                                                         ---------------     ---------------    ---------------     ---------------
Interest Income
   Loans                                                      $3,637,013          $3,138,095         $6,960,750          $5,976,582
   Investment securities                                         930,806             761,631          1,897,726           1,407,116
   Federal funds sold                                             59,476             103,054            121,626             211,437
                                                         ---------------     ---------------    ---------------     ---------------
                                                               4,627,295           4,002,780          8,980,102           7,595,135
                                                         ---------------     ---------------    ---------------     ---------------
Interest Expense
   Deposits                                                    2,056,499           1,739,434          4,026,427           3,398,518
   Federal funds purchased and securities sold
       under repurchase agreements                                26,379              14,325             40,330              20,673
   Loans and borrowings                                           60,677              72,707             63,473             128,200
                                                         ---------------     ---------------    ---------------     ---------------
                                                               2,143,555           1,826,466          4,130,230           3,547,391
                                                         ---------------     ---------------    ---------------     ---------------
Net Interest Income                                            2,483,740           2,176,314          4,849,872           4,047,744

Provision for loan losses                                        370,262             155,000            464,012             220,000
                                                         ---------------     ---------------    ---------------     ---------------

Net interest income after provision for loan losses            2,113,478           2,021,314          4,385,860           3,827,744
                                                         ---------------     ---------------    ---------------     ---------------

Non-interest Income
   Service charges and fees                                      578,072             485,972          1,129,123             903,419
   Miscellaneous income                                           10,750               5,480             13,924              11,281
   Investment securities gains (losses)                           (9,208)                  -            (18,340)             29,658
                                                         ---------------     ---------------    ---------------     ---------------
                                                                 579,614             491,452          1,124,707             944,358
                                                         ---------------     ---------------    ---------------     ---------------

Non-interest expense
   Salaries                                                      861,989             735,005          1,707,690           1,422,541
   Employee benefits                                             227,324             173,178            426,274             328,264
   Occupancy                                                     388,924             306,078            794,675             617,596
   Other operating expenses                                      622,594             565,643          1,226,301           1,107,973
                                                         ---------------     ---------------    ---------------     ---------------
                                                               2,100,831           1,779,904          4,154,940           3,476,374
                                                         ---------------     ---------------    ---------------     ---------------

Income before taxes                                              592,261             732,862          1,355,627           1,295,728

Provision for income taxes                                        55,488             274,652            332,488             483,694
                                                         ---------------     ---------------    ---------------     ---------------

Net Income                                                    $  536,773          $  458,210         $1,023,139          $  812,034
                                                         ===============     ===============    ===============     ===============

Earnings per common share:
   Weighted average number of common
     shares outstanding                                        1,542,368           1,542,701          1,542,368           1,542,701

   Net income per share                                       $     0.35          $     0.30         $     0.66          $     0.53
                                                         ===============     ===============    ===============     ===============

See notes to consolidated financial statements.

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                                   Six Months Ended June 30,
                                                                                                 1997                  1996
Cash flows from operating activities
Net Income                                                                                    $  1,023,139          $    812,034
  Adjustments to reconcile net income to net cash
          provided by operating activities
          Depreciation and amortization                                                            507,440               487,972
          Provision or loan losses                                                                 464,012               220,000
          Loss (gain)  on sale of investment securities                                             18,340               (29,658)
          Loss on disposal of land                                                                  12,175                     -
          Accretion of discount on investment securities                                          (18,314)              (12,083)
          Loss on other real estate                                                                 39,498                     -
          Real estate  loans originated for sale                                                (5,767,500)          (12,076,817)
          Proceeds from sale of real estate loans                                                5,928,008            12,126,367
          Net increase in accrued interest receivable                                              (28,051)              (41,222)
          Net decrease in prepaid expenses                                                          38,875                15,319
          Net increase in other assets                                                            (106,746)              (60,724)
          Net (decrease) increase in accrued interest and other liabilities                        (88,048)               34,228
                                                                                         -----------------      ----------------
                        Net cash provided by operating activities                                2,022,828             1,475,416
                                                                                         -----------------      ----------------

Cash flows from investing activities
          Proceeds from sales and maturities of investment securities                           15,765,277            11,154,142
          Purchase of  investment securities                                                   (12,966,968)          (22,057,754)
          Net increase in loans                                                                (20,422,407)           (8,509,582)
          Proceeds from sale of other real estate                                                  122,317                     -
          Net purchase of premises and equipment                                                (1,440,919)             (402,938)
                                                                                         -----------------      ----------------
                        Net cash used in investing activities                                  (18,942,700)          (19,816,132)
                                                                                         -----------------      ----------------

Cash flows from financing activities
          Net increase in deposits                                                              13,262,692            23,117,070

          Net increase (decrease) in federal funds purchased and securities
                        sold under repurchase agreements                                           999,253            (1,194,683)
          Payments on notes and bonds payable                                                      (26,666)             (426,666)
          Proceeds from FHLB advances                                                            4,000,000                     -
                                                                                         -----------------      ----------------
                        Net cash provided by financing activities                               18,235,279            21,495,721
                                                                                         -----------------      ----------------
                        Net increase in cash and cash equivalents                                1,315,407             3,155,005


Cash and cash equivalents at beginning of period                                                12,070,857            12,725,123


Cash and cash equivalents at end of period                                                    $ 13,386,264          $ 15,880,128
                                                                                         =================      ================
Supplemental disclosures of cash paid during the period for:
          Interest                                                                            $  4,218,278          $  3,722,908
                                                                                         =================      ================
          Income taxes                                                                        $    555,000          $    405,000
                                                                                         =================      ================

See notes to consolidated financial statements.

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                 June 30, 1997

Note 1 - Basic presentation

The accompanying financial statements include the accounts of Georgia Bank Financial Corporation and its wholly-owned subsidiary, Georgia Bank & Trust Company. Significant intercompany transactions and accounts are eliminated in consolidation.

The financial statements for the six months ended June 30, 1997 and 1996 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report for the year ended December 31, 1996.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Performance Overview -- Net Income
----------------------------------

Georgia Bank Financial Corporation's (the "Company") net income for the second quarter of 1997 was $537,000, which was an increase of $79,000 (17.2%) compared to net income of $458,000 for the second quarter of 1996. Earnings per share for the quarter were $0.35 in 1997 compared to $0.30 in 1996. Net income for the first six months of 1997 was $1,023,000, an increase of $211,000 (26.0%) above net income of $812,000 for the first six months of 1996. Total assets decreased $1.7 million (0.7%) from March 31, 1997 to $235 million total assets at June 30, 1997, and reflect an increase of $19 million (8.9%) from year end 1996 and $34 million (16.9%) over the comparable period in 1996.

For the second quarter of 1997, as compared to the second quarter of 1996, the increase in net income resulted from an increase in net interest income of $308,000 and an increase in non-interest income of $89,000. The total of these increases in income were reduced by an increase in non-interest expense of $321,000 and an increase in the provision for loan losses of $215,000. The increase in the provision for loan losses reflects the growth in the loan portfolio and the maintenance of the allowance for loan losses at desired levels. The net impact of these changes was a decrease in income before taxes of $141,000; however, this change was offset by a decrease in the provision for income taxes of $220,000 due to the determination by management that the existing valuation allowance for deferred taxes was no longer necessary. This determination was based on the nature of existing timing differences and levels of historical income, such that management believes it is more likely than not that the benefits of deductible differences will be realized.

The return on average assets for the company was 0.89% for the six months ended June 30, 1997, compared to 0.85% for the same period last year. The return on average stockholders' equity increased to 12.22%, compared to 11.12% for the comparable period in 1996.

Net Interest Income
-------------------

Net interest income increased $118,000 (14.15%) over the first quarter of 1997 and $802,000 (19.8%) during the first six months over the comparable period in 1996, primarily due to increases in earning asset balances. Interest earning assets increased $2.9 million (1.4%) over the first quarter of 1997, $31.4 million (17.5%) over June 30, 1996 and $16.9 million (8.7%) over December 31, 1996. Loans, the highest yielding component of interest earning assets, increased $12.3 million (8.6%) during the second quarter, $20.2 million (14.9%) over year end and $26.6 million (20.6%) over the comparable period in 1996. Investment securities decreased $8.8 million (13.9%) during the second quarter, decreased $2.9 million (5.0%) from year end and increased $9.0 million (19.8%) over the comparable period in 1996. Federal funds sold decreased $400,000 from year end and $4.1 million from June 30, 1996.

Interest Income
---------------

Interest income increased $274,000 (6.3%) over the first quarter of 1997 and $625,000 (15.6%) over the comparable quarter in 1996. Interest income on loans increased $313,000 (9.46%) over the first quarter of 1997 and $499,000 (15.9%)
over the second quarter in 1996. These increases are primarily the result of significantly higher volumes. Interest income earned on investment securities decreased $36,000 (3.7%) over the first quarter of 1997 and increased $169,000 (22.2%) over the comparable period in 1996. The volume of investment securities was lower in the second quarter of 1997 as securities were sold to fund loan growth However, the volume remains significantly higher than the comparable period in 1996. Interest income from Federal funds sold decreased from both comparable periods as excess funds were utilized to fund loan growth and purchases of investment securities.

Non-interest Income
-------------------

Non-interest income (excluding investment securities gains and losses) for the second quarter was $589,000, an increase of $35,000 (6.3%) above the first quarter and $98,000 (20.0%) above the second quarter of 1996. The increases for both periods are the result of increases in volumes of demand deposit accounts. Demand deposits increased $1.1 million during the second quarter of 1997 and $3.4 million over the comparable period in 1996. Total deposits decreased $6.3 million (2.9%) during the second quarter of 1997 and increased $28.6 million (15.9%) over June 30, 1996. During the second quarter of 1997, the Bank allowed higher cost time deposits over $100,000 ($3.0 million) and other time deposits ($600,000) to mature and replaced them with lower cost Federal Home Loan Bank borrowings.

Non-interest expense
--------------------

Non-interest expense totaled $2.1 million for the second quarter, an increase of $47,000 (2.3%) over the first quarter of 1997 and an increase of $321,000 (18.0%) over the comparable period in 1996. Increases for the respective periods are attributable to increases in salary and benefits expense of $44,000 (4.2%) and $181,000 (19.9%) respectively, a decrease in occupancy expense of $17,000 (4.2%) from the first quarter and an increase of $83,000 (27.1%) over the comparable quarter in 1996, and increases in other operating expenses of $19,000 (3.1%) and $57,000 (10.1%), respectively.

The increases are the result of the continued expansion in the Company's local market that is reflected in additions to staff and the higher occupancy and operating expense associated with operating seven full service offices and the resulting overall growth of the Company. The Company continues to add lines of business that should increase profitability in the future as the Company continues to grow. Management continues to focus on expense control and improving operating efficiencies based upon the significant increases in the volumes of loans and deposits.

Income Taxes
------------

Income taxes in the second quarter of 1997 totaled $55,000, a decrease of $222,000 from the first quarter of 1997 and a decrease of $220,000 from the comparable period in 1996. The decrease is primarily due to a tax benefit recorded related to a decrease of $163,000 in the valuation allowance for deferred taxes. Without the impact of this change, effective tax rates remained comparable for the periods.

Asset Quality
-------------

The table on page 10 shows the current and prior period amounts of non-performing assets. Non-performing assets were $1.6 million at June 30, 1997, compared to $1.9 million at December 31, 1996 and $1.8 million at June 30, 1996. The ratio of non-performing loans to total loans and other real estate was 1.02% at June 30, 1997, compared to 1.40% at December 31, 1996 and 1.41% at June 30, 1996. The control and monitoring of non-performing assets continues to be management priority.

Loans past due 90 days or more and still accruing decreased to $50,000, down from $131,000 at December 31, 1996 and $99,000 at June 30, 1996. Based upon the information available to it, management continues to believe that the value of the collateral securing each loan is sufficient to cover principal and interest.

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management's analysis of potential risk in the loan portfolio. The amount of the loan loss provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the allowance in a given period, and an assessment of present and anticipated economic conditions. A provision for losses in the amount of $370,000 was charged to expense for the quarter ended June 30, 1997. This provision for losses far exceeded the net charge-offs for the second quarter which totaled $109,000. At June 30, 1997, the ratio of allowance for loan losses to total loans was 1.19%, increases from 1.09% at December 31, 1996 and 1.12% at June 30, 1996. Management considers the current allowance for loan losses appropriate based upon its analysis of the potential risk in the portfolio, although there can be no assurance that the assumptions underlying such analysis will continue to be correct.

Liquidity and Capital Resources
-------------------------------

The liquidity of the Company is primarily dependent on the Bank. Because the Company's principal operations are conducted through the Bank, the Company generates cash to pay dividends on the Common Stock primarily through dividends paid to it by the Bank. The Company is also dependent on dividends from the Bank to service its long-term debt and to conduct other activities. The Bank's ability to pay dividends to the Company is limited by certain legal and regulatory restrictions. The Boards of Directors of the Company and the Bank presently intend that earnings of the Bank will be retained by the Bank during the foreseeable future for the purpose of enhancing the Bank's capital to support future growth, except to the extent dividends must be paid to the Company to service its debt and pay its operating expenses.

The Company's liquidity remains adequate to meet operating and loan funding requirements. The loan to deposit ratio at June 30, 1997 was 74.4% compared to 69.1% at December 31, 1996 and 71.4% at June 30, 1996. This increase in the loan to deposit ratio and resulting decrease in liquidity is due to the increase in loans of $20.1 million during the first six months while deposits only increased $13.3 million.

Shareholders' equity to total assets was 7.37% at June 30, 1997 compared to 7.57% at December 31, 1996. This decrease reflects the growth experienced during the first six months of the year. The capital of the Company and the Bank exceeded all required regulatory guidelines at June 30, 1997. The Company's Tier 1 risk-based, total risk-based and the leverage capital ratios were 9.85%, 10.93%, and 7.21%, respectively, at June 30, 1997. The schedule on page 11 reflects the current regulatory capital levels in more detail, including comparisons to the regulatory minimums.

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                          CONSOLIDATED FINANCIAL DATA
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                    Six Months Ended June 30,
                                                            ------------------------------------------
PROFITABILITY                                                  1997                          1996
-------------                                               -----------                 --------------
Return on average assets *                                        0.89%                          0.85%
Return on average equity *                                       12.22%                         11.12%

ALLOWANCE FOR LOAN LOSSES
-------------------------
Beginning balance, January 1                                    $1,468                         $1,335
 Loans charged off:
    Commercial, financial and agricultural                          31                             61
    Real estate-construction                                         -                              -
    Real estate-mortgage                                             -                              -
    Consumer                                                       104                             59
                                                         -------------               ----------------
      Total charge-offs                                            135                            120
                                                         -------------               ----------------

 Recoveries:
    Commercial, financial and agricultural                          15                              5
    Real estate-construction                                         -                              -
    Real estate-mortgage                                             9                              -
    Consumer                                                        24                              8
                                                         -------------               ----------------
      Total recoveries                                              48                             13
                                                         -------------               ----------------

Net charge-offs                                                     87                            107
Provision charged to expense                                       464                            220
                                                         -------------               ----------------
Ending balance, June 30                                         $1,845                         $1,448
                                                         =============               ================


NON-PERFORMING ASSETS                       June 30, 1997           December 31, 1996          June 30, 1996
---------------------                      --------------           -----------------          -------------
Non-accrual loans                                  $1,574                      $1,739                 $  585
Other real estate owned                                11                         150                     75
Restructured loans                                     --                          --                  1,156
                                           --------------           -----------------          -------------
Total non-performing assets                        $1,585                      $1,889                 $1,816
                                           ==============           =================          =============

LOANS PAST DUE 90 DAYS OR
MORE AND STILL ACCRUING                            $   50                      $  131                 $   99
                                           ==============           =================          =============
Net charge-offs to average loans
utstanding for period                               0.12%                       0.26%                  0.17%

*  Annualized

                       GEORGIA BANK FINANCIAL CORPORATION
                                      AND
                          GEORGIA BANK & TRUST COMPANY
                        REGULATORY CAPITAL REQUIREMENTS
                                 JUNE 30, 1997
                             (Dollars in Thousands)



                                    Actual                             Required                       Excess
                                    Amount          Percent             Amount         Percent        Amount       Percent
                               --------------------------------    -----------------------------    -------------------------
GEORGIA BANK FINANCIAL
 CORPORATION

Risk-based capital:
   Tier 1 capital                  16,812             9.85%             6,825          4.00%           9,987        5.85%
   Total capital                   18,657            10.93%            13,650          8.00%           5,007        2.93%
Tier 1 leverage ratio              16,812             7.21%             9,327          4.00%           7,485        3.21%


GEORGIA BANK & TRUST
COMPANY
Risk-based capital:
   Tier 1 capital                  15,483             9.16%             6,765          4.00%           8,718        5.16%
   Total capital                   17,328            10.25%            13,530          8.00%           3,798        2.25%
Tier 1 leverage ratio              15,483             6.68%             9,271          4.00%           6,212        2.68%

                                    PART II
                               OTHER INFORMATION



ITEM 1.      LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is subject.

ITEM 2.      CHANGES IN SECURITIES

        (a)  Not applicable

        (b)  Not applicable

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

        Not applicable

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

        (a) The Annual Meeting of Shareholders was held on April 30, 1997 at the Company's office located at 3530 Wheeler Road, Augusta, Georgia.

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

        (c) The following matters were voted on at the meeting as was previously identified in the Proxy materials forwarded to each shareholder:

     1. Proposal to elect the twelve individuals nominated by management as Directors. Votes were cast as follows:


Director                          For             Against         Abstain
--------                       ---------          -------         -------

William J. Badger              1,228,100                             825
Patrick G. Blanchard           1,228,100                             825
R. Daniel Blanton              1,228,100                             825
William P. Copenhaver          1,228,100                             825
Warren A. Daniel               1,228,100                             825
C. Linton DeVaughn, III        1,228,100                             825
Edward G. Meybohm              1,228,100                             825
Travers W. Paine, III          1,228,100                             825
Robert W. Pollard, Jr.         1,228,100                             825
Randolph R. Smith, M.D.        1,228,100                             825
Ronald L. Thigpen              1,228,100                             825
John W. Trulock, Jr.           1,228,100                             825




ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        a)  EXHIBITS

            None

        b)  REPORTS ON FORM 8-K

            None

                       GEORGIA BANK FINANCIAL CORPORATION
                             Form 10-QSB Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 GEORGIA BANK FINANCIAL CORPORATION



Date:     August 8, 1997         By:  /s/ Ronald L. Thigpen
          --------------             ------------------------------------------
                                     Ronald L. Thigpen
                                     Senior Vice President, Chief Financial
                                     Officer (Duly Authorized Officer of
                                     Registrant and Principal Financial Officer)