Form 10QSB
period 1997-09-30
GEORGIA BANK FINANCIAL CORP /GA
filed 1997-11-12
CIK 880116

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

(Mark One)

 X    Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act
---   of 1934
      For the quarterly period ended September 30, 1997.
                                     ------------------

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

    1,542,368 shares of common stock, $3.00 par value per share, issued and outstanding as of September 30, 1997.

    Transitional Small Business Disclosure Format (check one): Yes     No  X
                                                                   ---    ---

                      GEORGIA BANK FINANCIAL CORPORATION
                                  FORM 10-QSB
                                     INDEX

                                                                            Page
Part I

       Item 1. Financial Statements (Unaudited)

               Consolidated Balance Sheets as of September 30, 1997 and
               December 31, 1996                                               4

               Consolidated Statements of Income for the quarter
               ended September 30, 1997 and September 30, 1996 and the
               nine months ended September 30, 1997 and September 30, 1996     5

               Consolidated Statements of Cash Flows for the
               nine months ended September 30, 1997 and September 30, 1996     6

               Notes to Consolidated Financial Statements                      7

       Item 2. Management Discussion and Analysis of
               Financial Condition and Results of Operations                   8

Part II Other Information

       Item 1. Legal Proceedings                                               *
       Item 2. Changes in Securities                                           *
       Item 3. Defaults Upon Senior Securities                                 *
       Item 4. Submission of Matters to a Vote of Security-Holders            13
       Item 5. Other Information                                               *
       Item 6. Exhibits and Reports on Form 8-K                               14

Signature                                                                     15

* No information submitted under this caption

                                     PART I
                             FINANCIAL INFORMATION

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                          Consolidated Balance Sheets
                                     Assets

                                                                   September 30,
                                                                       1997            December 31,
                                                                    (Unaudited)            1996
                                                                   -------------       -------------
Cash and due from banks                                             $  9,877,908        $ 10,550,857
Federal funds sold                                                       210,000           1,520,000
                                                                   -------------       -------------
  Cash and cash equivalents                                           10,087,908          12,070,857

Investment Securities
  Available-for-sale                                                  48,535,356          52,819,926
  Held-to-maturity (market values of
    $4,060,366 and $4,513,828, respectively)                           4,033,830           4,491,145

Loans                                                                165,891,364         135,212,336
  Allowance for loan losses                                           (1,869,766)         (1,467,702)
                                                                   -------------       -------------
                                                                     164,021,598         133,744,634

Premises and equipment, net                                            9,961,006           8,927,402
Accrued interest receivable                                            1,355,691           1,494,291
Prepaid expenses                                                         449,846             371,385
Intangible assets                                                        810,711             878,089
Other assets                                                           1,309,417           1,209,953
                                                                   -------------       -------------
                                                                    $240,565,363        $216,007,682
                                                                   =============       =============
                               LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Non-interest bearing                                              $ 36,363,438          33,306,103
  Interest bearing
    NOW accounts                                                      25,879,235          23,942,118
    Savings                                                           61,347,899          43,557,783
    Money management accounts                                         16,983,210          21,241,122
    Time deposits over $100,000                                       34,097,142          31,122,021
    Other time                                                        39,436,698          42,498,381
                                                                   -------------       -------------
                                                                     214,107,622         195,667,528
Federal funds purchased and securities sold
  under repurchase agreements                                          1,378,429           1,225,294
Accrued interest and other liabilities                                 1,754,012           1,580,714
Advances from Federal Home Loan Bank                                   4,000,000                  --
Other borrowed funds                                                   1,146,669           1,186,668
                                                                   -------------       -------------

      Total liabilities                                              222,386,732         199,660,204
                                                                   -------------       -------------
Stockholders' equity
  Common Stock, par value $3.00; 10,000,000 shares
    authorized; shares issued and outstanding of
    1,542,368 in 1997 and 1996                                         4,627,104           4,627,104
  Additional paid in capital                                          10,337,222          10,337,222
  Retained Earnings                                                    3,225,649           1,564,330
  Unrealized loss on securities available-for-sale
     net of deferred income taxes of $6,108 in
     1997 and $97,558 in 1996                                            (11,344)           (181,178)
                                                                   -------------       -------------

      Total stockholders' equity                                      18,178,631          16,347,478
                                                                   -------------       -------------
                                                                   -------------       -------------
                                                                    $240,565,363        $216,007,682
                                                                   =============       =============

See notes to consolidated financial statements.

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                       Consolidated Statements of Income
                                  (Unaudited)

                                                          Three Months Ended                         Nine Months Ended
                                                            September 30,                              September 30,
                                                       1997                 1996                 1997                  1996
                                                ----------------     ---------------     -----------------     -------------------
Interest Income
  Loans                                               $3,859,601          $3,194,978           $10,820,351             $ 9,382,997
  Investment securities                                  891,423             797,644             2,789,149               1,993,323
  Federal funds sold                                      33,239              75,446               154,865                 286,883
                                                ----------------     ---------------     -----------------     -------------------
                                                       4,784,263           4,068,068            13,764,365              11,663,203
                                                ----------------     ---------------     -----------------     -------------------
Interest Expense
  Deposits                                             2,095,638           1,833,005             6,122,065               5,231,523
  Federal funds purchased and securities sold
    under repurchase agreements                           38,062               8,083                78,392                  28,756
  Loans and borrowings                                    59,113              46,005               122,586                 174,205
                                                ----------------     ---------------     -----------------     -------------------
                                                       2,192,813           1,887,093             6,323,043               5,434,484
                                                ----------------     ---------------     -----------------     -------------------

Net Interest Income                                    2,591,450           2,180,975             7,441,322               6,228,719

Provision for loan losses                                 88,750              60,000               552,762                 280,000
                                                ----------------     ---------------     -----------------     -------------------
Net interest income after provision for
 loan losses                                           2,502,700           2,120,975             6,888,560               5,948,719
                                                ----------------     ---------------     -----------------     -------------------
Non-interest Income
  Service charges and fees                               771,782             536,081             1,900,905               1,439,500
  Miscellaneous income                                     6,200                 125                20,124                     600
  Investment securities gains (losses)                    (4,858)             (1,696)              (23,198)                 27,962
                                                ----------------     ---------------     -----------------     -------------------
                                                         773,124             534,510             1,897,831               1,468,062
                                                ----------------     ---------------     -----------------     -------------------
Non-interest expense
  Salaries                                             1,011,944             802,424             2,719,634               2,224,965
  Employee benefits                                      226,194             146,947               652,468                 475,211
  Occupancy                                              438,610             383,086             1,233,285               1,082,529
  Other operating expenses                               586,896             541,171             1,813,197               1,556,491
                                                ----------------     ---------------     -----------------     -------------------
                                                       2,263,644           1,873,628             6,418,584               5,339,196
                                                ----------------     ---------------     -----------------     -------------------
Income before taxes                                    1,012,180             781,857             2,367,807               2,077,585

Provision for income taxes                               374,000             294,875               706,488                 778,569
                                                ----------------     ---------------     -----------------     -------------------
Net Income                                            $  638,180          $  486,982           $ 1,661,319             $ 1,299,016
                                                ================     ===============     =================     ===================
Earnings per common share:
  Weighted average number of common
    shares outstanding                                 1,542,368           1,542,368             1,542,368               1,542,368

  Net income per share                                $     0.41          $     0.32           $      1.08             $      0.84
                                                ================     ===============     =================     ===================

See notes to consolidated financial statements.

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                                      Nine Months Ended September 30,
                                                                                        1997                1996
                                                                                    -------------       -------------
Cash flows from operating activities
Net Income                                                                              1,658,654           1,299,016
  Adjustments to reconcile net income to net cash
    provided by operating activities
    Depreciation and amortization                                                         783,505             745,332
    Provision for loan losses                                                             552,762             280,000
    Loss (gain) on sale of investment securities                                           23,198             (27,962)
    Loss on disposal of land                                                               11,065                  --
    Accretion of discount on investment securities                                        (28,445)            (22,606)
    Loss on sale of other real estate                                                      39,886                  --
    Real estate loans originated for sale                                             (15,431,000)        (18,342,645)
    Proceeds from sale of real estate loans                                            15,578,957          18,639,539
    Net increase in accrued interest receivable                                           138,600             (42,664)
    Net decrease in prepaid expense                                                       (78,461)            (50,526)
    Net increase in other assets                                                         (594,903)           (135,327)
    Net (decrease) increase in accrued interest and other liabilities                     577,200             102,767
                                                                                    -------------       -------------
      Net cash provided by operating activities                                         3,231,018           2,444,924
                                                                                    -------------       -------------
Cash flows from investing activities
  Proceeds from sales and maturities of investment securities                          27,736,158          12,485,913
  Purchase of investment securities                                                   (22,727,742)        (31,810,030)
  Purchase of Georgia Union Mortgage,  net of
    cash and cash equivalents                                                            (145,000)                 --
  Net increase in loans                                                               (31,110,570)        (10,956,459)
  Proceeds from sale of other real estate                                                 164,317                  --
  Net purchase of premises and equipment                                               (1,615,796)           (843,138)
                                                                                    -------------       -------------
      Net cash used in investing activities                                           (27,698,633)        (31,123,714)
                                                                                    -------------       -------------
Cash flows from financing activities
  Net increase in deposits                                                             18,371,530          35,482,966
  Net increase (decrease) in federal funds purchased and securities
    sold under repurchase agreements                                                      153,135            (598,453)
  Cash paid for fractional shares                                                              --              (6,298)
  Payments on notes and bonds payable                                                     (39,999)           (440,000)
  Payment on FHLB advances                                                                     --          (4,000,000)
  Proceeds from FHLB advances                                                           4,000,000                  --
                                                                                    -------------       -------------
      Net cash provided by financing activities                                        22,484,666          30,438,215
                                                                                    -------------       -------------
      Net increase (decrease) in cash and cash equivalents                             (1,982,949)          1,759,425

Cash and cash equivalents at beginning of period                                       12,070,857          12,725,123
                                                                                    -------------       -------------

Cash and cash equivalents at end of period                                             10,087,908          14,484,548
                                                                                    =============       =============

See notes to consolidated financial statements.

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

                    Notes to Condensed Financial Statements

                    September 30, 1997 and December 31, 1996


Note 1 - Basis of presentation

The accompanying financial statements include the accounts of Georgia Bank Financial Corporation and its wholly-owned subsidiary, Georgia Bank & Trust Company. Significant intercompany transactions and accounts are eliminated in the consolidation.

The financial statements for the nine months ended September 30, 1997 and 1996 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report for the year ended December 31, 1996.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Income
----------

The Company's net income for the third quarter of 1997 was $638,000, which was an increase of $151,000 (31.0%) compared to net income of $487,000 for the third quarter of 1996. Earnings per share for the quarter were $0.41 in 1997 compared to $0.32 in 1996. Net income for the first nine months of 1997 was $1,661,000, an increase of $362,000 (27.9%) above net income of $1,299,000 for the first nine months of 1996. Total assets increased $5.5 million for the quarter to $241 million (2.3%) and reflect an increase of $24.1 million (11.16%) from year end 1996 and $29.6 million (14.0%) over the comparable period in 1996.

For the third quarter of 1997, as compared to the third quarter of 1996, the increase in net income resulted from an increase in net interest income of $409,000 and an increase in non-interest income of $238,000. The total of these increases in income were reduced by an increase in non-interest expense of $390,000 and an increase in the provision for loan losses of $29,000. The increase in the provision for loan losses reflects the growth in the loan portfolio and the maintenance of the allowance for loan losses at desired levels. The net impact of these changes was an increase in income before taxes of $230,000.

The return on average assets for the company was 0.96% for the nine months ended September 30, 1997, compared to 0.88% for the same period last year. The return on average stockholders' equity was 12.95%, compared to 11.71% for the comparable period in 1996.

Net Interest Income
-------------------

Net interest income increased $108,000 (4.3%) over the second quarter of 1997 and $1.2 million (19.5%) during the first nine months to $7.4 million over the comparable period in 1996, primarily due to increases in earning asset balances. Interest earning assets of $218.7 million at September 30, 1997, reflected an increase of $4.8 million (2.3%) over the second quarter of 1997, $21.6 million (11.1%) over December 31, 1996 and $30.5 million (16.5%) over September 30, 1996 Loans, the highest yielding component of interest earning assets, increased $10.5 million (6.8%) to $165.9 million during the quarter, $30.7 million (22.7%) over year end and $35.0 million (26.7%) over the comparable period in 1996. Investment securities decreased $1.9 million (3.4%) during the quarter to $52.6 million, $4.7 million (8.3%) from year end and $1.7 million (3.1%) from the comparable period in 1996. Federal funds sold decreased $1.3 million from year end to $210,000 and $1.9 million from September 30, 1996.

Interest Income
---------------

Interest income increased $157,000 (3.4%) over the second quarter of 1997 to $4.8 million and $716,000 (17.6%) over the comparable quarter in 1996. Interest income on loans increased $223,000 (6.16%) over the second quarter of 1997 to $3.9 million and $665,000 (20.8%) over the third quarter in 1996. These increases are the result of significantly higher volumes of loans outstanding. Interest income earned on investment securities decreased $39,000 (4.2%) from the second quarter of 1997 and increased $94,000 (11.8%) over the comparable period in 1996. The volume of investment securities outstanding was lower at the end of the third quarter of 1997 as compared to the second quarter of 1997 as securities were sold to fund loan growth The amount of investment securities in the third quarter is also lower than the comparable period in 1996, although income was greater due to increased rates. Interest income from Federal funds sold decreased from both comparable periods as excess funds were utilized to fund loan growth.

Non-interest Income
-------------------

Non-interest income (excluding investment securities gains and losses) for the third quarter was $773,000, an increase of $194,000 (33.4%) above the second quarter and $238,000 (44.6%) above the third quarter of 1996. The increases over both periods are the result of increases in service charges associated with deposit accounts and increases in the volumes of deposit accounts. Total deposits increased $5.2 million (2.5%) during the third quarter of 1997 to $214.1 million and increased $21.3 million (11.03%) over September 30, 1996.
The Bank continues to supplement deposits with Federal Home Loan Bank borrowings to support loan growth. Additionally, both periods reflect increased fees resulting from increased volumes of origination and sale of mortgages in the secondary market. Mortgages originated and sold during the third quarter of 1997 totaled $9.6 million as compared to $2.2 million in the second quarter of 1997 and $6.5 million during the third quarter of 1996.

Non-interest expense
--------------------

Non-interest expense totaled $2.3 million for the third quarter, an increase of $163,000 (7.7%) over the second quarter of 1997 and an increase of $390,000 (20.8%) over the comparable period in 1996. Increases over the respective periods are attributable to (i) increases in salary and benefits expense of $149,000 (13.7%) and $289,000 (30.5%) from the levels in the second quarter of 1997 and the third quarter of 1996 respectively, (ii) an increase in occupancy expense of $50,000 (12.8%) from the second quarter and an increase of $56,000 (14.5%) over the comparable quarter in 1996, and (iii) a decrease in other operating expenses of $36,000 (5.7%) compared to the second quarter of 1997 and an increase of $46,000 (8.4%) from the comparable period in 1996.

The increases are the result of the continued expansion in the Company's local market that is reflected in additions to staff and the higher occupancy and operating expense associated with operating seven full service offices. The Company continues to add lines of business that will increase profitability in the future as the Company continues to grow. Lines of business added thus far in 1997 include investment services, leasing and indirect financing. Management continues to focus on expense control and improving operating efficiencies based upon the significant increases in the volumes of loans and deposits.

Income Taxes
------------

Income taxes in the third quarter of 1997 totaled $374,000, an increase of $319,000 from the second quarter of 1997 and an increase of $79,000 from the comparable period in 1996. The increase during the third quarter of 1997 as compared to the second quarter is primarily due to a tax benefit recorded in the second quarter of 1997 related to a decrease of $163,000 in the valuation allowance for deferred taxes. Without the impact of this change, effective tax rates remained comparable for the periods.

Asset Quality
-------------

The table on page 11 shows the current and prior period amounts of non-performing assets. Non-performing assets were $1.4 million at September 30, 1997, compared to $1.9 million at December 31, 1996 and $1.8 million at September 30, 1996. The ratio of non-performing loans to total loans and other real estate was 0.87% at September 30, 1997, compared to 1.40% at December 31, 1996 and 1.39% at September 30, 1996. The control and monitoring of non-performing assets continues to be a significant management priority.

Loans past due 90 days or more and still accruing decreased to $110,000, down from $131,000 at December 31, 1996 and $416,000 at September 30, 1996. Based upon the information available to it, management continues to believe that the value of the collateral securing each loan is sufficient to cover principal and interest.

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management's analysis of potential risk in the loan portfolio. The amount of the loan loss provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the allowance in a given period, and an assessment of present and anticipated economic conditions. A provision for loan losses in the amount of $89,000 was charged to expense for the quarter ended September 30, 1997.
This provision for losses exceeded the net charge-offs for the second quarter which totaled $64,000. At September 30, 1997, the ratio of allowance for loan losses to total loans was 1.13%, reflecting increases from 1.09% at December 31,

1996 and 1.10% at September 30, 1996. Management considers the current allowance for loan losses appropriate based upon its analysis of the potential risk in the portfolio, although there can be no assurance that the assumptions underlying such analysis are, or will continue to be correct.

Liquidity and Capital Resources
-------------------------------

The Company's liquidity remains adequate to meet operating and loan funding requirements. The loan to deposit ratio at September 30, 1997 was 77.4% compared to 69.1% at December 31, 1996 and 67.9% at September 30, 1996. This increase in the loan to deposit ratio and resulting decrease in liquidity is due to the increase in loans of $30.7 million during the first nine months while deposits only increased $18.4 million. The Company utilizes Federal Home Loan Bank borrowings as an additional source of funding. At September 30, 1997, the Company had Federal Home Loan Bank borrowings outstanding in the amount of $4 million.

Shareholders' equity to total assets was 7.56% at September 30, 1997 compared to 7.57% at December 31, 1996. The capital of the Company and the Bank exceeded all required regulatory guidelines at September 30, 1997. The Company's Tier 1 risk-based, total risk-based and the leverage capital ratios were 9.72%, 10.76%, and 7.37% respectively at September 30, 1997. The schedule on page 11 reflects the current regulatory capital levels in more detail, including comparisons to the regulatory minimums.

On September 8, 1997, the Company began its offering of 278,000 shares of Company Common Stock at a per share purchase price of $18.00 ("the Offering"). The initial phase of the Offering, which ended October 15, 1997, consisted of a preemptive rights offering to Company shareholders as of September 8, 1997. The second phase of the Offering began on October 15, 1997 and consisted of an offering to persons or corporations located in the states of Georgia and South Carolina. The Offering was completed on October 31, 1997.

In the preemptive rights phase, 178,000 shares were sold, and 100,000 shares were sold in the community offering phase. The Company intends to use the net proceeds of the Offering for general corporate purposes, including use in operating activities and the origination of loans.

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                          CONSOLIDATED FINANCIAL DATA
                             (Dollars in Thousands)
                                  (Unaudited)

                                                  Nine Months Ended September 30
                                                  ------------------------------
                                                   1997                    1996
                                                  ------                  ------
PROFITABILITY
-------------
Return on average assets*                          0.96%                   0.88%
Return on average equity*                         12.95%                  11.71%


ALLOWANCE FOR LOAN LOSSES
-------------------------
Beginning balance, January 1                      $1,468                  $1,335
Loans charged off:
  Commercial, financial and
    agricultural                                      84                      71
  Real Estate-construction                            --                      --
  Real Estate-mortgage                                26                      39
  Consumer                                           156                      85
                                                  ------                  ------
    Total charge-offs                                266                     195
                                                  ------                  ------
Recoveries:
  Commercial, financial and
    agricultural                                      58                       7
  Real estate-construction                            --                      --
  Real estate-mortgage                                 9                      --
  Consumer                                            48                      19
                                                  ------                  ------
    Total recoveries                                 115                      26
                                                  ------                  ------
Net charge-offs                                      151                     169
Provision charged to expense                         553                     280
                                                  ------                  ------
Ending balance, September 30                      $1,870                  $1,446
                                                  ======                  ======


NON-PERFORMING ASSETS        September 30, 1997    December 31, 1996    September 30, 1996
---------------------
Non-accrual loans                   $  282                $1,739                $  597
Other real estate owned                 79                   150                    74
Restructured loans                   1,081                    --                 1,156
                                    ------                ------                ------
Total non-performing assets         $1,442                $1,889                $1,827
                                    ======                ======                ======

LOANS PAST DUE 90 DAYS OR
-------------------------
MORE AND STILL ACCRUING                110                $  131                $  416
-----------------------             ======                ======                ======

Net charge-offs to average loans
outstanding for period                0.10%                 0.26%                 0.13%


* Annualized

                      Georgia Bank Financial Corporation
                                      and
                         Georgia Bank & Trust Company
                        Regulatory Capital Requirements
                              September 30, 1997
                            (Dollars in Thousands)

                                          Actual                   Required                   Excess
                                     Amount     Percent        Amount     Percent        Amount     Percent
                                   ----------------------    ----------------------    ----------------------
Georgia Bank Financial Corporation

Risk-based capital:
  Tier 1 capital                     17,521      9.72%          7,209       4.00%       10,312      5.72%
  Total capital                      19,391     10.76%         14,417       8.00%        4,974      2.76%
Tier 1 leverage ratio                17,521      7.37%         11,881       4.00%        5,640      2.37%


Georgia Bank & Trust Company

Risk-based capital:
  Tier 1 capital                     16,188      9.06%          7,150       4.00%        9,038      5.16%
  Total capital                      18,058     10.10%         14,299       8.00%        3,759      2.10%
Tier 1 leverage ratio                16,188      6.87%         11,774       4.00%        4,414      1.87%


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

           None

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K.

           a)   Exhibits

           Financial Data Schedule

           b)   Reports on Form 8-K

           One Report Form 8-K previously filed on October 14,1997.

                       GEORGIA BANK FINANCIAL CORPORATION
                             Form 10-QSB Signatures


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  GEORGIA BANK FINANCIAL CORPORATION



Date:  November 10, 1997          By:        /s/ Ronald L. Thigpen
                                     -------------------------------------------
                                     Ronald L. Thigpen
                                     Executive Vice President, Chief Operating
                                     Officer (Duly Authorized Officer of
                                     Registrant and Principal Financial Officer)