Form 10KSB40
period 1997-12-31
GEORGIA BANK FINANCIAL CORP /GA
filed 1998-03-25
CIK 880116

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

X  Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act
-
of 1934 (Fee Required) for the fiscal year ended December 31, 1997 or

__ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) for the transition period from ____________ to
____________.

                         Commission File Number 0-24172
                                                -------

                       GEORGIA BANK FINANCIAL CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

GEORGIA                                           58-2005097
------------------------------------------      --------------
(State or Other Jurisdiction                   (I.R.S. Employer
of Incorporation or Organization               Identification No.)

3530 Wheeler Road
Augusta, Georgia                                    30909
------------------------------------------      --------------
(Address of Principal                          (Zip Code)
Executive Office)

Registrant's Telephone Number, Including
  Area Code:                                    (706) 738-6990
                                                --------------

Securities Registered Pursuant to
Section 12(b) of the Act:                       None
                                                ----

Securities Registered Pursuant to
12(g) of the Act:
                    Common Stock, par value $3.00 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X    No   __
                                                 --

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for its most recent fiscal year.  $21,524,172.
     The number of shares outstanding of the Registrant's Common Stock, as of March 20, 1998 was 1,820,368.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 20, 1998, based on the last sale price of $21.00 per share on such date was approximately $16,278,633.

     Transitional Small Business Disclosure Format (check one):
Yes __      No  X
                -
     Incorporated Documents             Where Incorporated in Form 10-KSB
     ----------------------             ---------------------------------
1.  Certain portions of the Company's   Part III, Items 9, 10, 11 and 12
    Proxy Statement for Annual Meeting
    of Shareholders to be held on
    April 22, 1998.

                                    PART I


ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

     Georgia Bank Financial Corporation (the "Company") is a Georgia corporation that is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Company had total consolidated assets of $252.2 million, total deposits of $210.2 million and total stockholders equity of $23.8 million at December 31, 1997. Through its wholly-owned subsidiary, Georgia Bank and Trust Company of Augusta (the "Bank"), the Company operates a total of seven banking offices in the greater Augusta area of Richmond and Columbia Counties, Georgia.

     The Bank is community oriented and focuses primarily on offering real estate, commercial and consumer loans and various deposit and other services to individuals, small to medium sized businesses and professionals in its market area. The Bank is the only locally owned and managed commercial bank operating in Richmond and Columbia Counties. Each member of the Company management team is a banking professional with many years of experience in the Augusta market with this and other banking organizations. A large percentage of Bank management have worked together for many years. The Bank competes against the larger regional and super-regional banks operating in its market by emphasizing the stability and accessibility of its management, management's long-term familiarity with the market, immediate local decision making and the pride of local ownership.

     The Bank was organized by a group of local citizens from Richmond and Columbia Counties and commenced business from the main office location at 3530 Wheeler Road in Augusta on August 28, 1989. The Bank opened its first Augusta branch at 3111 Peach Orchard Road in December 1991 and its second Augusta branch at 1530 Walton Way in December 1992. The Bank became a subsidiary of the Company in February 1992 as a result of its holding company reorganization. The Company acquired FCS Financial Corporation and First Columbia Bank ("First Columbia") on December 31, 1992. This allowed the Company to expand into neighboring Columbia County. In July 1993, First Columbia merged into the Bank, and the Bank now operates the former main office of First Columbia at 4105 Columbia Road, Martinez, Georgia as a branch. The Bank opened an additional branch in Columbia County in November 1994 that is located in Evans, Georgia.
In October 1995, the Bank opened its sixth banking office at 3133 Washington Road. The Bank opened its seventh location, July 1996, in a newly constructed Wal-Mart SuperCenter located at 3029 Deans Bridge Road.

     The Bank was founded with an experienced management team, and that team has continued to expand with the growth of the Bank. The Bank's President and Chief Executive Officer, R. Daniel Blanton, and its Group Vice President and Director of Marketing, Patricia E. Leopard, have worked together for over nine years with the Bank and before that with a predecessor to First Union National Bank, Georgia State Bank, for over 12 years. With the acquisition of First Columbia, the Bank obtained its Executive Vice President and Chief

Operating Officer, Ronald L. Thigpen, who had served as Chief Executive Officer of First Columbia since 1991, and before that served in various capacities with First Union National Bank and its predecessors. J. Pierce Blanchard, Jr., Executive Vice President-Branch Administration/Business Development, joined the team in 1994. He previously served for six years as President of Citizens Bank & Trust Company in Evans, Georgia, and had prior experience with First Union National Bank and its predecessors. The Bank's senior loan officer, Tom C. McLaughlin, Group Vice President, has been associated with the Bank for seven years, and worked together previously with Mr. Blanton and Mrs. Leopard at Georgia State Bank, a predecessor to First Union National Bank.

MARKET AREA

     The Bank's market area includes Richmond and Columbia Counties and is centered in West Augusta. This area represents a significant portion of the Augusta-Aiken metropolitan area. Augusta-Aiken is one of 315 metropolitan statistical areas (MSA) in the United States and its 1995 population of 453,209 ranked 104th in the nation. Between 1990 and 1995, the population increased 9.1%. The Augusta market area has a diversified economy based principally on health care, education, government, military, manufacturing, wholesale and retail trade concerns. Augusta is one of the leading medical centers in the Southeast with more than 25,000 people employed in the medical community. Significant medical facilities include the Medical College of Georgia, the University Hospital, Veteran's Administration Hospital, Dwight D. Eisenhower Hospital, Gracewood State School and Hospital, Columbia/Augusta Regional Hospital and St. Joseph's Hospital. Other major employers in the Augusta market area include the Fort Gordon military installation, E-Z Go (golf car manufacturer), International Paper Company (bleached paper board manufacturer), Thermal Ceramics (insulating material manufacturer), President Baking Company (cookie manufacturer), John P. King Manufacturing (textile manufacturer) and Club Car (golf car manufacturer). The area is served by Interstate 20, which connects it to Atlanta 140 miles to the west and Columbia, South Carolina, 70 miles to the east. Augusta is also served by a major commercial airport (Bush Field) and a commuter airport (Daniel Field). The average unemployment rate in 1997, for the Augusta-Aiken MSA, was 6.0% compared to 4.3% for the state of Georgia. Between June 1989 and June 1997, total commercial bank and thrift deposits in Richmond County increased 3.0% from $1,803 million to $1,858 million, and total commercial bank and thrift deposits in Columbia County increased 101.8% from $229 million to $462 million. The demographic information as presented above is based upon information and estimates provided by the Selig Center for Economic Growth at the University of Georgia, Georgia Department of Labor and the Federal Deposit Insurance Corporation.

LENDING ACTIVITIES

General
     The Bank offers a wide range of lending services, including real estate, commercial and consumer loans, to individuals, and small to medium-sized businesses and professionals that are located in, or conduct a substantial portion of their business in, the Bank's market area. The Bank's total loans at December 31, 1997, were $172.4 million, or 75.8% of total earning assets. An analysis of the composition of the Bank's loan portfolio is set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Composition of Loan Portfolio."

Real Estate Loans

     Loans secured by real estate are the primary component of the Bank's loan portfolio, constituting $114.1 million, or 66.2% of the Bank's total loans, at December 31, 1997. These loans consist of commercial real estate loans, construction and development loans and residential real estate loans, but exclude home equity loans, which are classified as consumer loans. See "-Consumer Loans."

     Commercial Real Estate Loans. At December 31, 1997, the Bank held $58.5 million of commercial real estate loans of various sizes secured by office buildings, retail establishments, and other types of property. These commercial real estate loans represented 33.9% of the Bank's total loans at December 31, 1997. Loan terms are limited to five years and often do not exceed three years, although the installment payments may be structured on a 15-year amortization basis. Interest rates may be fixed or adjustable, and tend to be fixed in the case of three-year term loans and adjustable in the case of five-year term loans. The Bank generally charges an origination fee. Management attempts to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 80%. In addition, the Bank requires personal guarantees from the principal owners of the property supported with an analysis by the Bank of the guarantors' personal financial statements in connection with a substantial majority of such loans. A number of the loans classified as commercial real estate loans are, in fact, commercial loans for which a security interest in real estate has been taken as additional collateral. These loans are subject to underwriting as commercial loans as described below. The Bank experienced net loan charge offs on commercial real estate loans of $19,000 or 0.03% of total commercial real estate loans during 1997 and $171,000 or 0.29% of total commercial real estate loans in 1996.

     Construction and Development Loans. Construction and development real estate loans comprise $23.6 million, or 13.7% of the Bank's total loans at December 31, 1997. Of this segment, only $8.4 million, or 4.9% of total loans, are development loans. These are generally used to finance the development of residential subdivision infrastructures. The remaining $15.2 million, or 8.8% of total loans, represent residential construction loans.

     A construction and development loan portfolio represents special problems and risks. This level of construction and development loans are representative of the character of the Bank's market. Columbia County has been rated among the top five in the State of Georgia in population growth during each of the last three years. This growth has spawned a significant demand for residential housing in Columbia County. The Bank subjects this type of loan to underwriting criteria that include: certified appraisal and valuation of collateral; loan-to-value margins (typically not exceeding 75%); cash equity requirements; evaluations of borrowers' cash flows and alternative sources of repayment; and a determination that the market is able to absorb the project on schedule.

     To further reduce the risk related to construction and development loans generally, the Bank relies upon the long-standing relationships between its loan officers (particularly R. Daniel Blanton) and the developer and contractor borrowers. In most cases these relationships exceed ten or more years. The Bank targets seasoned developers and contractors who have experience in the local market. Various members of the Bank's Board of Directors have close contacts with the construction industry: Robert W. Pollard, Jr. manages a lumber manufacturing company; E. G. Meybohm owns a prominent real estate brokerage firm; Larry S. Prather owns a utility and grading company and William
J. Badger owns and operates a lumber company. Through these connections to the industry, the Bank attempts to monitor current economic conditions in the market place for residential real estate, and the financial standing and on-going reputation of its construction and development borrowers.

     Infrastructure development loans are generally made with an initial maturity of one year, although the Bank may renew the loan for up to two additional one-year terms to allow the developer to complete the sale of the lots comprising the property before requiring the payment of the related loan. These loans typically bear interest at a floating rate and the Bank typically charges an origination fee. These loans are repaid, interest only, on a monthly or quarterly basis until sales of lots begin, and then principal payments are made as each lot is sold at a rate allowing the Bank to be repaid in full by the time 75% of the lots have been sold. In order to reduce the credit risk associated with these loans, the Bank requires the project's loan to value ratio (on an as completed basis) to be not more than 70%. The Bank experienced no net loan charge offs on these loans during 1997 and 1996.

     Residential construction loans are typically made for homes with a completed value in the range of $110,000 to $250,000. Loans for the lower-value homes are typically made for a term of six months, while loans for the larger homes are typically made for a term of nine to 12 months. Typically, these loans bear interest at a floating rate and the Bank collects an origination fee. The Bank may renew these loans for one additional term (equal to the original term) to allow the contractor time to market the home. In order to reduce the credit risk with respect to these loans, the Bank restricts the loans that are made for homes being built on a speculative basis, carefully manages its aggregate lending relationship with each borrower, and requires approval of the Loan Committee of the Board of Directors to lend more than $300,000 in the aggregate to any borrower and its related interests.

     Residential Loans. The Bank originates, on a selective basis, residential loans for its portfolio on single-and multi-family properties, both owner-occupied and non-owner-occupied. At December 31, 1997, the Bank held $30.5 million of such loans (exclusive of home equity loans), representing 17.8% of the Bank's loan portfolio, as compared to $24.1 million, or 17.8% of the Bank's loan portfolio at December 31, 1996. The growth in this portfolio is due to the relative importance of residential real estate lending in the Columbia County market. This portfolio includes, typically 15 or 25-year adjustable rate mortgage loans whose terms mirror those prevalent in the secondary market for mortgage loans or, less typically, floating rate non-amortized term loans for purposes other than acquisition of the underlying residential property. A limited number of fixed rate loans are maintained in the portfolio when there are compelling market reasons to do so. Generally, all fixed rate residential loans are sold into the secondary market.

     The Bank originates residential loans for sale into the secondary market, an activity that began with the acquisition of First Columbia and its mortgage operations. The Bank originates both fixed and variable rate residential mortgage loans for sale with servicing released. Loans originated for sale into the secondary market are approved for purchase by an investor prior to closing and the Bank takes no credit or interest rate risk with respect to these loans. The Bank generates loan origination fees, typically ranging from 1.0% to 1.5% of the loan balance, and servicing release fees, generally ranging from 0.25% to 0.75% of the loan balance, both of which are recognized as income when the loan is sold. The Bank limits interest rate and credit risk on these loans by locking the interest rate for each loan with the secondary investor and receiving the investor's underwriting approval prior to originating the loan.

Commercial Loans

     The Bank makes loans for commercial purposes in various lines of businesses. At December 31, 1997, the Bank held $30.1 million of these loans, representing 17.5% of the total loan portfolio, excluding for these purposes commercial loans secured by real estate. See "-Real Estate." Equipment loans are made for a term of up to five years (more typically three years) at fixed or variable rates, with the loan being fully amortized over the term and secured by the financed equipment with a loan-to-value ratio of 80% or less. Working capital loans are made for a term typically not exceeding one year. These loans are usually secured by accounts receivable or inventory, and principal is either repaid as the assets securing the loan are converted into cash, or principal is due at maturity. The Bank experienced net loan charge-offs on commercial loans of $16,000 during 1997 and $70,000 during 1996.

Consumer Loans

     The Bank makes a variety of loans to individuals for personal and household purposes, including secured and unsecured installment and term loans, home equity loans and lines of credit, and revolving lines of credit such as credit cards. At December 31, 1997, the Bank held $27.6 million of consumer loans, representing 16.0% of total loans. These loans typically carry balances of less than $25,000 and earn interest at a fixed rate. Non-revolving loans are either amortized over a period not exceeding 48 months or are ninety-day term loans. Revolving loans require monthly payments of interest and a portion of the
principal balance (typically 2 to 3% of the outstanding balance).   In the case
of home equity loans and lines of credit, the underwriting criteria are the same as applied by the Bank when making a first mortgage loan, as described above. Home equity lines of credit typically expire ten years after their origination. The Bank entered the indirect lending business in 1997 and plans to purchase sales finance contracts from dealers for new and used automobiles and home improvements. At December 31, 1997, indirect loans outstanding totaled $2.3 million. The Bank experienced net loan charge offs on consumer loans of $109,000 during 1997 and $96,000 during 1996.



Loan Approval and Review

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


                                  DEPOSIT MIX

                                             At December 31,
                                     1997          1996         1995
                                    -------  ----------------  -------

     Non-interest bearing demand     17.41%     17.02%           17.11%
     Interest checking               12.51      12.24            12.06
     Money management                 4.95      10.86            10.23
     Savings                         29.73      22.26            12.76
     Time Deposits
      Under $100,000                 18.46      21.71            27.15
      $100,000 and over              16.94      15.91            20.69
                                    ------     ------           ------
                                    100.00%    100.00%          100.00%
                                    ------     ------           ------

     The Bank accepts deposits at its main office and six branch banking offices, each of which maintains an automated teller machine. The Bank is a member of the "HONOR" network of automated teller machines, which permits Bank customers to perform certain transactions in many cities throughout Georgia and other regions. The Bank controls deposit volumes primarily through the pricing of deposits and to a certain extent through promotional activities such as "free checking." In 1996 and 1995, the Bank adjusted the rates it paid on its interest checking deposits downward to be more in line with its competition, resulting in a shift in its deposit base from interest checking accounts to time deposits as customers sought the higher rates available in certificates of deposit. This continued in 1997 and a significant shift to savings accounts occurred when the Bank promoted a variable rate account tied to the prime rate. Deposit rates are set weekly by senior management of the Bank. Management believes that the rates it offers are competitive with or, in some cases, slightly above those offered by other institutions in the Bank's market area. The Bank does not actively solicit deposits outside of its market area.

COMPETITION

          The banking business generally is highly competitive, and sources of competition are varied. The Bank competes as a financial intermediary with other commercial banks, savings and loan associations, credit unions, mortgage banking companies, consumer finance companies, securities brokerages, insurance companies, and money market mutual funds operating in Columbia and Richmond Counties and elsewhere. In addition, recent legislative and regulatory changes and technological advances have enabled customers to conduct banking activities without regard to geographic barriers through computer-based banking and similar services.


          Many of the financial organizations in competition with the Company have much greater financial resources, more diversified markets and larger branch networks than the Company, and are able to offer similar services at varying costs with higher lending limits. In addition, with the enactment of federal and state laws affecting interstate and bank holding company expansion, there have been major interstate acquisitions involving Augusta financial institutions which have offices in the Company's market area but are headquartered in other states. The effect of such acquisitions (and the possible increase in size of the financial institutions in the Company's market areas) may be to increase further the competition faced by the Company. The Company believes, however, that it will be able to use its local independent image to its advantage in competing for business from certain Augusta individuals and businesses.

EMPLOYEES

          The Company had approximately 140 full-time equivalent employees at December 31, 1997. The Company maintains training, educational and affirmative action programs designed to prepare employees for positions of increasing responsibility in both management and operations, and provides a variety of benefit programs, including group life, health, accident and other insurance and retirement plans. None of the Company's employees are covered by a collective bargaining agreement, and the Company believes its employee relations are generally good.


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

  In addition, and subject to certain exceptions, the BHCA and the Change in Bank Control Act, together with regulations thereunder, require Federal Reserve approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company acquiring "control" of a bank holding company, such as the Company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. In the case of the Company, under Federal Reserve regulations, control will be rebutably presumed to exist if a person acquires at least 10% of the outstanding shares of any class of voting securities. The regulations provide a procedure for challenge of the rebutable control presumption.

  Under the BHCA, the Company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in nonbanking activities, unless the Federal Reserve, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve has determined by regulation to be proper incidents to the business of banking include making or servicing loans and certain types of leases, engaging in certain insurance and brokerage activities, performing certain data processing services, acting in certain circumstances as a fiduciary or investment or financial advisor, owning savings associations, and making investments in certain corporations or projects designed primarily to promote community welfare.

  The Federal Reserve has approved applications by bank holding companies to engage through nonbank subsidiaries, in certain securities-related activities (underwriting of municipal revenue bonds, commercial paper, consumer receivable-related securities and one-to-four family mortgage-backed securities), provided that the affiliates would not be "principally engaged" in such activities for purposes of Section 20 of the Glass-Steagall Act. Holding companies are also permitted in certain circumstances to underwrite and deal in corporate debt and equity securities.

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

  The BHCA, as amended by the interstate banking provisions of the Riegle-Neal Interstate Banking and Branch Efficiency Act of 1994 ("Interstate Banking Act"), which became effective on September 29, 1995, repealed the prior statutory restrictions on interstate acquisitions of banks by bank holding companies, such that the Company and any other bank holding company located in Georgia may now acquire a bank located in any other state, and any bank holding company located outside Georgia may lawfully acquire any bank based in another state, regardless of state law to the contrary, in either case subject to certain deposit-percentage, aging requirements, and other restrictions. The Interstate Banking Act also generally provides that, after June 1, 1997, national and state-chartered banks may branch interstate through acquisitions of banks in other states. By adopting legislation prior to that date, a state has the ability either to "opt in" and accelerate the date after which interstate branching is permissible or "opt out" and prohibit interstate branching altogether. In March 1996, the Georgia legislature adopted legislation opting into interstate branching which permits such mergers after June 1, 1997. The Georgia legislation also provides that an out-of-state bank may not enter the State of Georgia through a de novo branch, nor may it enter through the acquisition of less than substantially all of the assets of an existing bank.

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

  FDICIA directs that each federal banking regulatory agency prescribe standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit system, loan documentation, credit underwriting, interest rate exposure, asset growth compensation, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value to book value for publicly traded shares, and such other standards as the agency deems appropriate. FDICIA also contains a variety of other provisions that my affect the operations of the Company and the Bank, including new reporting requirements, regulatory standards for estate lending, "truth in savings" provisions, the requirement that a depository institution give 90 days prior notice to customers and regulatory authorities before closing any branch, and a prohibition on the acceptance or renewal of brokered deposits by depository institutions that are not well capitalized or are adequately capitalized and have not received a waiver from FDIC.

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

  In 1995, the FDIC declared the BIF fully funded, and assessments were suspended on certain financial institutions until further notice. The assessment for the Bank was suspended through December 1996 under this ruling; however, in 1996 the Bank was notified that assessments would be reinstated in 1997. Because the Bank's risk classification is the lowest allowable, the Bank was not required to pay an assessment for deposit insurance in 1997. The Bank is, however, required to pay a premium for the new "Financing Corporation (FICO) payment" which is a result of the Deposit Insurance Act of 1996. The annual amount of this premium is $.01296 of insured deposits. This assessment is subject to change. Any increase in deposit insurance premiums (or related premiums such as the FICO payment) for the Bank will increase its cost of funds, and there can be no assurance that such cost can be passed on to the Bank's customers.

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

  No dividends were declared in 1997. Previously, the Company's Board of Directors declared a 15% stock dividend to holders of the Company's Common Stock on record as of September 4, 1996. The dividend was payable on September 25, 1996.

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

  FDICIA established a new capital-based regulatory scheme designed to promote early intervention for troubled banks and requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. As of December 31, 1997, the Company and the Bank were qualified as "well-capitalized." See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital."

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

  Both the Company and the Bank exceeded their respective regulatory capital requirements at December 31, 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital."

Recent Legislative Developments
-------------------------------

  Revisions to the Bank Secrecy Act in 1996 affected numerous issues, including suspicious activity reporting, funds transfer recording keeping, interim exemption rules, and the definition of "exempt persons" and the way in which banks designate exempt customers.

  The Economic Growth and Regulatory Paperwork Reduction Act of 1996 ("EGRPRA") was enacted in September 1996. This Act primarily provided arrangements for the recapitalization of the SAIF and regulatory relief for bank holding companies in several significant areas. Bank holding companies that also owned savings associations and were therefore subject to regulation by the Office of Thrift Supervision ("OTS") as savings and loan holding companies were relieved of such duplicative regulation, and neither future acquisitions of savings associations by bank holding companies nor mergers of savings associations into banks will any longer require application to and approval by the OTS. Acquisitions by well-capitalized and well-managed bank holding companies of companies engaging in permissible nonbanking activities (other than savings association) may now be made with only 12 days prior notice to the Federal Reserve, and de novo engagement in such activities by such bank holding companies may be commenced without prior notice and with only subsequent notice to the Federal Reserve. The same legislation also gave regulatory relief to banks in regard to corporate governance, branching, disclosure (under the Real Estate Settlement Procedures Act and the Truth in Lending Act) and other operational areas. On February 20, 1997, the Federal Reserve adopted, effective April 21, 1997, amendments to its Regulation Y implementing certain provisions of EGRPRA. Among other things, these amendements to Federal Reserve Regulation Y reduce the notice and application requirements applicable to bank and nonbank acquisitions and de novo expansion by well-capitalized and well managed holding companies; expand the list of non-banking activities permitted under Regulation Y and reduce certain limitations on previously permitted activities; and amend Federal Reserve anti-tying restrictions to allow banks greater flexibility to package products with their affiliates.

  In 1996, the FDIC adopted the Federal Financial Institutions Examination Council's ("FFIEC") updated statement of policy entitled "Uniform Financial Institutions Rating System " ("UFIRS") effective January 1, 1997. UFIRS is an internal rating system used by the federal and state regulators for assessing the soundness of financial institutions on a uniform basis and for identifying those institutions requiring special supervisory attention. Under the previous UFIRS, each financial institution was assigned a confidential composite rating based on an evaluation and rating of five essential components of an institution's financial condition and operations including Capital adequacy, Asset quality, Management, Earnings and Liquidity. The major changes include an increased emphasis on the quality of risk management practices and the addition of a sixth component of Sensitivity to market risk. For most institutions, the FDIC has indicated that market risk primarily reflects exposures to changes in interest rates. When regulators evaluate this component, consideration is expected to be given to management's ability to identify, measure, monitor and control market risk; the institution's size; the nature and complexity of its activities and its risk profile; and the adequacy of its capital and earnings in relation to its level of market risk exposure. Market risk is rated based upon, but not limited to, an assessment of the sensitivity of the financial institution's earnings or the economic value of its capital to adverse changes in interest rates, foreign exchange rates, commodity prices, or equity prices; management'sability to identify, measure and control exposure to market risk; and the nature and complexity of interest rate risk exposure arising from non trading positions.

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

FISCAL AND MONETARY POLICY

  Banking is a business which depends on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loans and securities holdings, constitutes the major portion of a bank's earnings. Thus, the earnings and growth of the Company and the Bank are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve regulates the supply of money through various means, including open market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve, and the reserve requirements on deposits.

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

ITEM 2. DESCRIPTION OF PROPERTY

  The Company currently operates a main office, six branches and an operations center. The principal administrative offices of the Company are located at 3530 Wheeler Road, Augusta, Georgia. The main office and four branch offices are located in Augusta, Georgia, one branch is located in Martinez, Georgia and one branch is located in Evans, Georgia. With the exception of the Fury's Ferry and the Wal-Mart branches each banking office is a brick building of Georgian architecture with a teller line, customer service area, offices for the Bank's lenders, drive-in teller lanes, a vault with safe deposit boxes, and a walk-up or drive-up automated teller machine. The banking offices are generally 3,000 to 5,000 square foot buildings except for the main office, the Fury's Ferry and Wal-Mart branches. The main office contains approximately 14,000 square feet of space. The Fury's Ferry branch contains 1,800 square feet with all the facilities of the other branches except safe deposit boxes. The Wal-Mart branch, located inside the Wal-Mart SuperCenter, contains 517 square feet and provides teller, customer service and lending areas. An automated teller machine is also located on the premises. The 5,000 square foot operations center is located in Grovetown, Georgia. In 1997, the Company acquired 24,000 square feet of commercial office space located at 3515 Wheeler Road, across the street from the main office. The Company is in the process of renovating 15,000 square feet of this newly acquired space to be utilized for a consolidation of all operational functions, including include deposit operations, human resources, loan operations, security, credit administraton, audit and accounting. The remaining 9,000 square feet will continue to be leased as commercial office space to the existing tenants. Upon completion of renovations and the relocation of these operations, the Company will sell the existing 5,000 square feet operations center.

  The Company has expanded its automated teller machine network to include four drive-up machines located in major retail shopping areas and has also located four walk-up machines in convenience/gasoline outlets.

  See Note 5 to the Consolidated Financial Statements for additional information concerning the Bank's premises and equipment and Note 7 to the Consolidated Financial Statements for additional information concerning the Bank's commitments under various equipment leases.

ITEM 3. LEGAL PROCEEDINGS

  In the ordinary course of business, the Company and the Bank are parties to various legal proceedings. Although the amount of any ultimate liability with respect to such matters cannot be determined, in the opinion of management, there is no proceeding pending or, to the knowledge of management, threatened in which an adverse decision should result in a material adverse change on the consolidated results of operation or financial condition of the Company and the Bank.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

  There were no matters submitted to a vote of the shareholders of the Company during the fourth quarter of the Company's fiscal year ended December 31, 1997.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


  As of March 20, 1998, there were approximately 581 holders of record of the Company's Common Stock. As of March 20, 1998, there were 1,820,368 shares of the Common Stock issued and outstanding. Transactions in the Company's Common Stock are generally negotiated through J. C. Bradford & Co. and The Robinson-Humphrey Company, Inc. Both firms make a market in the Common Stock of the Company. The following table reflects the range of quotations in the Company's stock for the past two years:

               GEORGIA BANK FINANCIAL CORPORATION STOCK PRICE(1)

Quarter ended              LOW     HIGH
-------------            -------  ------

1996
----
March 31, 1996            13 7/8  15 5/8
June 30, 1996             14 1/4  16 3/8
September 30, 1996(2)     16 1/16 16 5/8
December 31, 1996         17 1/4  17 1/2

1997
----
March 31, 1997            18 3/8  19 1/2
June 30, 1997             19 5/8  20
September 30, 1997        19 1/2  20 1/4
December 31, 1997(3)      18      19 3/8
---------

  (1) The prices reflect inter-dealer prices, without retail markup, mark-down or commission and may not represent actual transactions.
  (2)  The Company issued a 15% stock dividend on September 25, 1996.
  (3) The Company completed an offering for the sale of 278,000 shares at a per share price of $18.00 on October 31, 1997.

  No cash dividends have been paid to date on the Common Stock of the Company, and it is anticipated that earnings will be retained for the foreseeable future to support the Company's rapid growth and expansion. The Company currently has no source of income other than dividends and other payments received from the Bank. The amount of dividends that may be paid by the Bank to the Company depends upon the Bank's earnings and capital position and is limited by federal and state law, regulation and policies.

  Cash dividends on the Bank's common stock may be declared and paid only out of its retained earnings, and dividends may not be declared at any time at which the Bank's paid-in capital and appropriated earnings do not, in combination, equal at least 20% of its capital stock account. In addition, the Georgia Department of Banking and Finance's current rules and regulations require prior approval before cash dividends may be declared and paid if: (1) the Bank's ratio of equity capital to adjusted total assets is less than six percent; (ii) the aggregate amount of dividends declared or anticipated to declared in that calendar year exceeds 50 percent of the Bank's net profits, after taxes but before dividends, for the previous calendar year; or (iii) the percentage of the Bank's loans classified as adverse as to repayment or recovery by the

Department at the most recent examination of the Bank exceeds 80 percent of the Bank's equity as reflected at such examination.

  The Company's Board of Directors declared a 15 percent stock dividend to holders of the Company's Common Stock payable on September 25, 1996.

  The Company completed, on October 31, 1997, the sale of 278,000 shares of Common Stock at an offering price of $18.00 per share.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


  The purpose of this discussion is to focus on significant changes in the financial condition and results of operation of the Company and at the Bank
during the past three years.   The discussion and analysis is intended to
supplement and highlight information contained in the accompanying consolidated financial statements and related notes to the consolidated financial statements.

OVERVIEW

  In 1997, management of the Company placed special emphasis on quality asset growth and the continued improvement of earnings performance. Growth was achieved as assets increased $36 million (or 16.7%) and earnings increased $403,000 (or 20.7%) over 1996 levels. Both objectives were met without additional investment in branch facilities, and 1997, was the first year in five years that the Company did not build or purchase a branch facility. Geographically, the Company has branch facilities strategically located throughout the Metro Augusta market.

RESULTS OF OPERATIONS

  The Company had record net income of $2,355,000 in 1997, compared to $1,952,000 in 1996, an increase of $403,000 or 20.7%. The 1996 earnings of
$1,952,000 was an increase of $547,000 or 39% over 1995 earnings of $1,405,000.

  The earnings increase in 1997 was primarily the result of increased levels of net interest income and non-interest income. The increase in net interest income was the result of higher levels of earning assets. Net interest income grew 22.6% in 1997 on a net interest margin of 4.72%, an increase from 4.62% in 1996. Non-interest income increased $560,000 (26.0%) in 1997 to $2,711,000 compared to $2,151,000 in 1996. This increase was the result of increases in service charges and fees on deposits as well as increases in the gain on the sale of loans.

  The earnings performance of the Company is reflected in a return on average assets and average equity of 0.99% and 13.05%, respectively, during 1997 compared to 0.97% and 12.65%, respectively during 1996. The return on average assets and average equity was 0.82% and 10.23% in 1995. Basic earnings per share on weighted average shares improved to $1.48 in 1997 compared to $1.27 in 1996. The Company's average equity to average asset ratio decreased slightly to 7.60% from 7.64% the previous year as a result of the increase in average assets of 18.3% during 1997. The average equity to average asset ratio was 8.00% in 1995. The Company has never paid any cash dividend. A 15% stock dividend was paid by the Company on September 25, 1996.

  The improvement in the earnings of the Company represent the continued leveraging of its investment in additional branch offices in prior years. The offices are continuing to generate higher levels of earning assets and deposits.

Net Interest Income/Margins

  The primary source of earnings for the Company is net interest income, which is the difference between income on interest-earning assets, such as loans and investment securities, and interest expense incurred on interest-bearing sources of funds, such as deposits and borrowings. The following table shows the average balances of interest-earning assets and interest-bearing liabilities, average yields earned and rates paid on those respective balances, and the resulting interest income and interest expense for the periods indicated:


            AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES

                             YEAR ENDED DECEMBER 31, 1997      YEAR ENDED DECEMBER 31, 1996    YEAR ENDED DECEMBER 31, 1995
                        -------------------------------------  -----------------------------  ------------------------------
                                            AVERAGE  AMOUNT                 AVERAGE  AMOUNT                AVERAGE   AMOUNT
                              AVERAGE       YIELD    PAID OR    AVERAGE     YIELD    PAID OR    AVERAGE     YIELD    PAID OR
                               AMOUNT       OR RATE  EARNED      AMOUNT     OR RATE  EARNED     AMOUNT     OR RATE   EARNED
                        ----------------------------------------------------------------------------------------------------
                                                    (Amounts in thousands, except yields and rates)
ASSETS
Earning Assets:
   Loans.....................  $153,501       9.70%  $14,896    $128,592    9.70%  $12,470     $113,977    10.12%  $11,530
   Investments
    Taxable..................    55,649       6.39%    3,555      43,863    6.36%     2788       31,795     6.50%    2,068
    Tax-free.................     2,643       4.01%      106       1,635    4.71%       77        1,583     4.30%       68
   Interest-bearing
    deposits with
    banks....................         0                    0           0    0.00%        0            0     0.00%       -2
   Funds sold................     4,032       6.35%      256       5,615    6.09%      342        5,479     6.61%      362
                                -------              ------- -----------           -------     --------            -------
    Total earning
     assets..................   215,825       8.72%  $18,813     179,705    8.72%  $15,677      152,834     9.18%  $14,026
                                -------              ------- -----------           -------     --------            -------
Cash and due from
 banks.......................    11,467                           11,139                          9,148
Premises and equipment.......     9,568                            8,799                          8,375
Other........................     3,820                            3,759                          2,643
Allowance for loan
 losses......................    (1,844)                          (1,441)                        (1,267)
                               --------                         --------                       --------
    Total assets.............  $238,836                         $201,961                       $171,733
                               ========                         ========                       ========

LIABILITIES AND STOCKHOLDERS
  EQUITY
   Interest-Bearing
    Liabilities:
   Interest-bearing
    transaction
    accounts.................  $ 26,324       2.38%  $   626    $ 20,454    2.54%  $   520     $ 19,314     2.73%  $   528
   Savings, MMA..............    74,835       4.67%    3,495      55,661    4.38%    2,436       30,674     4.00%    1,226
   Certificates..............    74,810       5.50%    4,112      74,048    5.67%    4,196       78,953     5.96%    4,705
   Funds
    purchased/repurchased
    securities...............     4,222       3.20%      135       1,068    4.12%       44          486     5.56%       27
   Other borrowings..........     4,389       6.02%      264       2,713    6.52%      177        4,198     5.76%      242
                               --------               ------     -------           -------     --------             ------
    Total
     interest-bearing
     liabilities.............   184,580       4.68%    8,632     153,944    4.79%    7,373      133,625     5.03%    6,728
                               --------               ------     -------           -------     --------             ------
Noninterest-bearing
 demand deposits.............    34,916                           31,253                         23,623
Other liabilities............     1,299                            1,338                            745
Shareholders equity..........    18,041                           15,426                         13,740
                               --------                         --------                       --------
    Total Liabilities
     and equity..............  $238,836                         $201,961                       $171,733
                               ========                         ========                       ========

Net interest spread....................       4.04%                         3.93%                           4.15%
Benefit of non-interest sources........       0.68%                         0.69%                           0.63%
Net interest margin/income.............       4.72%  $10,181                4.62%  $ 8,304                  4.78%  $ 7,298
                                                    ========                       =======                         =======

  Net interest income was $10.2 million for 1997, a 22.6% increase from 1996. Net income increased as a result of the growth in the volume of average earning assets. Earning assets averaged $215.8 million in 1997, an increase of 20% from the $179.7 million average in 1996. Average yields on earning assets remained at 8.72% in 1997, the same yield in 1996. The impact of competitive pressures in the pricing of loans offset a slightly rising rate environment early in the year.

  A key performance measure for net interest income is the "net interest margin", or net interest income divided by the average interest-earning assets. Unlike the "net interest spread", net interest margin is affected by the level of non-interest sources of funding used to support earning assets. The Company's net interest margin increased to 4.72% in 1997 from 4.62% in 1996. In 1995, the net interest margin was 4.78%. The net interest margin improved as the average rate paid on interest-bearing liabilities declined to 4.68% in 1997 from 4.79% in 1996 while the average yield on interest-earning assets remained flat at 8.72%. The high level of competition in the local market for both loans and deposits continues to influence the net interest margin. The net interest margin was assisted, however, by an increasing amount of demand deposits which provide a non-interest source of funds. The net interest spread measures the difference between the average yield on earning assets and the average rate paid on interest-bearing sources of funds. The net interest spread eliminates the impact of non-interest bearing funds and gives a direct perspective on the effect of market interest rate movements. As a result of changes in the overall asset and liability mix during 1997, the net interest spread increased 11 basis points to 4.04% in 1997, from 3.93% in 1996. The 1996 net interest spread of 3.93% represented a decrease from the 1995 level of 4.15%.

  Changes in the net interest income from period to period result from increases or decreases in the volume of interest-earning assets and interest-bearing liabilities, increases in the average rates earned and paid on such assets and liabilities, the ability to manage the earning asset portfolio, and the availability of particular sources of funds, such as non-interest bearing deposits. The following table: "Analysis of Changes in Net Interest Income" indicates the changes in the Company's net interest income as a result of changes in volume and rate from 1996 to 1997, 1995 to 1996, and 1994 to 1995. The analysis of changes in net interest income included in the following table indicates that on an overall basis in 1997, the increase in the balances or volumes of interest-earning assets created the positive impact in net interest income as there were no changes in total rates applicable to those balance sheet accounts which could have served to reduce interest income and the positive changes in the balances or volume of the interest-bearing liability categories had a greater impact on the increase in interest expense than did the negative changes in rates which served to reduce interest expense. In 1996, positive changes in the balances or volumes of the interest-earning assets had a greater impact on net interest income than did the decrease in rates earned and likewise with regards to the interest-bearing liabilities, positive changes in the balances or volumes had a greater impact on the increase in interest expense than did the decrease in the rates paid on the interest-bearing liabilities.


                                            ANALYSIS OF CHANGES IN NET INTEREST INCOME


                        YEAR ENDED DECEMBER 31, 1997           YEAR ENDED DECEMBER 31, 1996         YEAR ENDED DECEMBER 31, 1995
                        COMPARED WITH 1996 VARIANCES           COMPARED WITH 1996 VARIANCES         COMPARED WITH 1996 VARIANCES
                                  DUE TO                                DUE TO                                DUE TO
                        -----------------------------------------------------------------------------------------------------------
                        VOLUME   RATE     RATE/      TOTAL     VOLUME      RATE   RATE/      TOTAL  VOLUME     RATE   RATE/   TOTAL
                                          VOLUME                                  VOLUME                              VOLUME
                        --------------    -------------------------------------   ----------------  ----------------  -------------

INTEREST INCOME FROM EARNING ASSETS:
 Loans.................  $2,426  $   0       $  0     $2,426   $1,479     $(478)   $(61)    $  940    $1,082  $  981   $113  $2,176
Investments,
 taxable...............     750     13          4        767      785       (45)    (17)       723       413     163     47     623
Investments,
 tax-free..............      47    (11)        (7)        29        2         6       0          8         2       5      0       7
Interest-bearing
 deposits with
 banks.................       0      0          0          0        0         0       0          0        (4)     (4)     4     (4)
Funds sold.............     (96)    14         (4)       (86)       9       (28)     (1)       (20)       15     120      8     143
                       ---------------    -------------------------------------   ----------------  ----------------  -------------
  Total................  $3,127  $  16       $ (7)    $3,136   $2,275     $(545)   $(79)    $1,651    $1,508  $1,265   $172  $2,945
                       ---------------    -------------------------------------   ----------------  ----------------  -------------

INTEREST EXPENSE ON INTEREST BEARING LIABILITIES:
Interest-bearing
 transaction
 accounts..............  $  148  $ (33)      $ (9)    $  106   $   31     $ (37)   $ (2)    $   (8)   $ (188) $    2   $ (2) $(188)
Savings and market
 rate investments......     841    162         56      1,059      999       116      95      1,210       196     287     86    569
Certificates and
 other time
 deposits..............      43   (126)        (1)       (84)    (293)     (229)     14       (508)      565   1,086    216   1,867
Funds
 purchased/repurchased
 securities............     130    (10)       (29)        91       32        (7)     (9)        16         3       8      2      13
Other borrowings.......     109    (14)        (8)        87      (86)       32     (11)       (65)       85       9      5      99
                         -------------     ------------------------------------  -----------------  ----------------  -------------
  Total................  $1,271  $ (21)      $  9     $1,259   $  683     $(125)   $ 87     $  645    $  661  $1,392   $307  $2,360
                         -------------     ------------------------------------  -----------------   ---------------  --------------

CHANGE IN NET INTEREST INCOME.  .  .  .               $1,877                                $1,006                           $  585
                                                      ======                                ======                           ======

  The variances for each major category of interest-earning asset and interest-bearing liability are attributable to (a) changes in volume (changes in volume times old rate), (b) changes in rate (changes in rate times old volume) and (c) changes in rate/volume (changes in rate times the change in volume).

Non-Interest Income

  Non-interest income consists of revenues generated from a broad range of financial services and activities, including fee-based services and products and commissions earned through sales of real estate mortgages, retail investment services and other activities. In addition, gains or losses realized from the sale of investment portfolio securities are included in non-interest income. Non-interest income for 1997 was $2.7 million, an increase of $560,000 or 26.0% from 1996. The increase is primarily attributable to a 24.9% increase in service charges on deposit accounts resulting from a higher volume of deposits and increases in the overall pricing of accounts. Additionally, gain on the sale of loans increased $96,000 or 30.8% to $408,000 in 1997 from $312,000 in 1996. The losses on investment securities of $21,000, generated as investment securities were liquidated to fund loan growth, is an increase from effectively no loss in 1996. The following table presents the principal components of non-interest income for the last three years:

                              NON-INTEREST INCOME

                                                                    YEAR ENDED
                                                                    DECEMBER 31,
                                                           -----------------------------
                                                1997            1996             1995
                                              --------     ------------     ------------
                                                        (Amounts in thousands)

Service charges on deposit accounts.......      $2,297           $1,838           $1,164
Gain on sale of loans.....................         408              312              264
Investment securities gains (losses)......         (21)               0              (21)
Other.....................................          27                1                8
                                                ------           ------           ------
     Total non-interest income............      $2,711           $2,151           $1,415
                                                ======           ======           ======

Non-interest income as a percentage of
 total average assets                             1.14%            1.07%            0.82%



Non-Interest Expense

  Non-interest expense totaled $8.8 million in 1997, an increase of 22.2% from 1996 non-interest expense of $7.2 million. The increase was primarily the result of the Company's continued growth and expansion. The Company experienced a full year of operating expenses associated with the Wal-Mart branch which opened in July, 1996. Additionally, the Company hired staffing for three additional services: leasing, sales finance and retail investment sales. The expenses associated with those functions were organizational as minimal revenues were contributed in 1997. All three are fully functional and will contribute to revenues in 1998.

  The Company has improved its ability to monitor expenditures in all organizational units by implementing more specific cost accounting and reporting. These improvements will both monitor existing expenditures and control future expenditures as management continues to place significant emphasis on expense control. The following table presents the principal components of non-interest expense for the years ended December 31, 1997, 1996 and 1995.

                              NON-INTEREST EXPENSE

                                                                YEARS ENDED DECEMBER 31,
                                                    -----------------------------------------------
                                                      1997                 1996              1995
                                                   ------------------------------------------------
                                                       (AMOUNTS IN THOUSANDS,EXCEPT PERCENTAGES)

Salaries and employee benefits...........            $4,596                $3,653           $3,146
Occupancy expense........................             1,480                 1,262            1,032
Amortization of intangible assets........               284                   280              287
Business development expense.............               418                   396              290
Communication expense....................               304                   515              419
Data processing expense..................               457                   434              329
Insurance expense........................                58                    37              198
Legal and professional fees..............               255                   202              210
Office supplies expense..................               295                   137              150
Other....................................               658                   306              280
                                                     ------                ------           ------
     Total non-interest expense..........            $8,805                $7,234           $6,341
                                                     ======                ======           ======

Non-interest expense as a percentage
   of total average assets...............              3.71%                 3.58%            3.69%

Operating efficiency ratio...............             68.29%                69.18%           72.69

  The Company's efficiency ratio (non-interest expense as a percentage of net interest income and non-interest income, excluding gains and losses on the sale of investments) improved to 68.3% in 1997 compared to 69.2% in 1996 and 72.7% in 1995. This improvement has occurred even though the Company has incurred significant expense to expand its retail banking operations and add additional products and services.

Income Taxes

  Income tax expense increased $159,000 or 19.9% in 1997 from 1996, and increased $33,000 or 4.4 % in 1996 from 1995 levels. The effective tax rate as a percentage of pre-tax income was 28.9% in 1997, 29.1% in 1996, and 35.3% in 1995. These tax rates for 1997 and 1996 are lower than the statutory federal tax rate of 34% due to interest on tax-exempt securities and decreases in the valuation allowance for deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.
Based upon the level of historical taxable income and projection of future taxable income over the periods which the temporary differences resulting in the deferred tax assets are deductible, management believes it is more likely than not that the Bank will realize the benefits of these deductible differences. In both 1997 and 1996, the Bank reduced its valuation allowance for the deferred tax assets based on this assessment of the potential realization of the benefits of such temporary difference.

Provision for Loan Losses, Net Charge-offs and Allowances for Losses

  The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The Company has developed policies and procedures for evaluating the overall quality of its loan portfolio and the timely identification of problem credits. Management continues to review these policies and procedures and makes further improvements as needed. The adequacy of the Company's allowance for loan losses and the effectiveness of the Company's internal policies and procedures are also reviewed periodically by the Company's regulators, independent auditors and the Company's internal loan review personnel. The Company's regulators may require the Company to recognize additions to the allowance based upon their judgments about information available to them at the time of their examination.

  The Company's Board of Directors, with the recommendation of management, approves the appropriate level for the allowance for loan losses based upon internal policies and procedures, historical loan loss ratios, loan volume, size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, value of the collateral underlying the loans, specific problem loans and present or anticipated economic conditions and trends.

  For significant problem loans, management's review consists of the evaluation of the financial condition and strengths of the borrower, cash flows available for debt repayment, the related collateral supporting the loan and the effects of known and expected economic conditions. When the evaluation reflects a greater than normal risk associated with the individual problem loan, management classifies the loan accordingly and allocates a portion of the allowance for loan losses for that loan. The table below indicates those specific allowances allocated for loans classified as problem loans and also the unallocated general allowances included in the allowance for loan losses for the years indicated.
As reflected by the unallocated portion of the allowance, the adequacy of the Company's allowance for loan losses is evaluated on an overall portfolio basis. Because these allocations are based upon estimates and subjective judgment it is not necessarily indicative of the specific amounts or loan categories in which loan losses may occur.

                  ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                          December                       December               December             December             December
                          31, 1997                       31, 1996               31, 1995             31, 1994             31, 1993
                        -----------------------------------------------------------------------------------------------------------
                           Amount   Percent(1)  Amount   Percent(1)    Amount    Percent(1) Amount  Percent(1)   Amount   Percent(1)
                                                (Amounts in thousands except percentages)
Specific Reserves for Classified Loans
   Commercial, financial,
     agricultural.......    $   78    17.48%     $  189    23.77%       $  257    18.78%    $  115    17.31%      $   23    23.39%
   Real
    estate-construction.         0    13.67%         30     8.01%          111    11.02%         0    16.78%          55    19.81%
   Real estate-mortgage.       931    52.54%        189    54.03%           85    57.56%       274    53.71%         123    48.16%
   Consumer loans to           138    16.03%         37    14.19%           21    12.64%        29    12.20%          33     8.64%
    individuals
   Lease financing......         0     0.29%
Unallocated.............       950       --       1,023       --           861       --        857       --        1,031      ---
                        ===========================================================================================================

Balance at Period End
 (000)..................    $2,097   100.01%     $1,468   100.00%       $1,335   100.00%    $1,275   100.00%      $1,265   100.00%


(1)  Percent of loans in each category to total loans


  Additions to the allowance for loan losses, which are expensed on the Company's income statement as the "provision for loan losses", are made periodically to maintain the allowance for loan losses at an appropriate level based upon management's evaluation of the potential risk in the loan portfolio. The actual amount of the provision is determined by evaluating the level of loans outstanding, present and anticipated loan volumes, the level of non-performing loans, historical loan loss ratios, the value of collateral underlying the loans, the amount of losses actually charged against the allowance, delinquency trends and an assessment of present and anticipated economic conditions.

  The Company's provision for loan losses in 1997 was $774,000, an increase of $304,000 (64.7%) over the 1996 provision of $470,000. This increase in the provision in 1997 was necessary to maintain an adequate allowance to support the growth of the loan portfolio during the year. The provision for loan losses charged to earnings in 1995 was $200,000.

  The following table provides details regarding loan losses and recoveries by category of loan during the most recent five year period, as well as supplemental information relating to both net loan losses and the provision and allowance for loan losses during each of the past five years. As the table indicates, net charge-offs for 1997 represented 0.09% of average loans outstanding, compared to 0.26% for 1996 and 0.12% for 1995. The Company's charge-off ratios continue to be below the average for the industry.

                           ALLOWANCES FOR LOAN LOSSES

                                                                        December 31,
                                         ----------------------------------------------------------------------------
                                                  1997           1996            1995            1994        1993
                                                          (AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGES)
Total loans outstanding at end of
 period, net of unearned income.......          $172,431       $135,212        $120,427         $95,902     $108,223
                                        ==============================================================================
 Daily average amount of loans
 outstanding, net of unearned income..          $153,501       $128,592        $113,977         $90,744      $102,166
                                        ===============================================================================
 Balance of allowance for loan losses
 at beginning of year.................          $  1,468       $  1,335        $  1,275        $  1,265       $ 1,377

Loan losses:
  Commercial, financial and                          112             77              93             101            51
   agricultural.
  Real estate - construction..........                 0              0               0               0             0
  Real estate - mortgage..............                37            171              54              41            19
  Consumer............................               205            121              43              74            61
                                         ------------------------------------------------------------------------------
     Total loan losses................               354            369             190             216           131
                                         ------------------------------------------------------------------------------

Recoveries of previous loan losses:
  Commercial, financial and                           95              7              21               0             0
   agricultural.
  Real estate - construction..........                 0              0               0               0             0
  Real estate - mortgage..............                18              0               5               5            22
  Consumer............................                96             25              24              41            26
                                         -----------------------------------------------------------------------------
     Total recoveries.................               209             32              50              46            48
                                         -----------------------------------------------------------------------------
 Net loan losses......................               145            337             140             170            83
                                         -----------------------------------------------------------------------------
Provision for loan losses.............               774            470             200             180             0
Balance of allowance for loan losses
 at end of period.....................          $  2,097       $  1,468        $  1,335        $  1,275         1,265

                                         ===============    ==========================================================

Allowance for loan losses to period
 end loans............................              1.22%          1.09%           1.11%           1.18%         1.36%
Net charge-offs to average loans......              0.09%          0.26%           0.12%           0.17%         0.09%


  At December 31, 1997, the allowance for loan losses was 1.22% of outstanding loans, a significant increase from the 1.09% level of December 31, 1996. Management considers the increase appropriate based upon its analysis of the potential risk in the portfolio using the methods previously discussed. Management's judgment is based upon a number of assumptions about future events which are believed to be reasonable, but which may or may not prove correct. While it is the Bank's policy to charge off in the current period the loans in which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to a particular loan or class of loans. Because these risks include the state of the economy, management's judgment as to the adequacy of the allowance is necessarily approximate and imprecise. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increase in the allowance will not be required.

FINANCIAL CONDITION


Composition of the Loan Portfolio

  Loans are the primary component of the Company's earning assets and generally are expected to provide higher yields than the other categories of earning assets. Those higher yields reflect the inherent credit risks associated with the loan portfolio. Management attempts to control and balance those risks with the rewards associated with higher returns.

  Loans averaged $153.5 million in 1997 compared to $128.6 million in 1996 and $114.0 million in 1995. At December 31, 1997, loans totaled $172.4 million compared to $135.2 million in 1996, an increase of $37.2 million (27.5%). This compares to growth in 1996 of $14.8 million (12.3%), up from $120.4 million at December 31, 1995.

  The Company continues to experience significant increases in loan volumes and balances. The increases are attributable to a stable local economy, the Company's relatively small market share and the desire of a segment of the community to do business with a locally owned and operated financial intuition. Average loans as a percentage of average earning assets and average total assets was 71.1% and 64.7% respectively, in 1997. This compares to 71.6% of average earnings assets and 63.7% of average total assets in 1996 and 76.4% and 66.4%, respectively, in 1995.

  The following table sets forth the composition of the Company's loan portfolio as of December 31, for the past five years. The Company's loan portfolio does not contain any concentrations of loans exceeding 10% of total loans which are not otherwise disclosed as a category of loans in this table. The Company has not invested in loans to finance highly-leveraged transactions ("HLT"), such as leveraged buy-out transactions, as defined by the Federal Reserve and other regulatory agencies. Loans made by a bank for re-capitalization or acquisitions (including acquisitions by management or employees) which result in a material change in the borrower's financial structure to a highly-leveraged condition are considered HLT loans. The Company had no foreign loans or loans to lesser-developed countries as of December 31, 1997.

                           LOAN PORTFOLIO COMPOSITION
                                At December 31,

                             1997                  1996                  1995                   1994                  1993
                      AMOUNT        %      AMOUNT        %         AMOUNT       %        AMOUNT       %        AMOUNT        %
                   ------------------------------------------------------------------------------------------------------------
                                             (AMOUNT IN THOUSANDS, EXCEPT PERCENTAGES)
Commercial
 Financial
 and
 agricultural....... $ 30,135    17.48%   $ 32,141     23.77%     $ 22,614   18.78%     $ 18,734     17.31%    $15,292     15.95%
                     ------------------------------------------------------------------------------------------------------------
Real Estate
 Commercial......... $ 58,518    33.94%   $ 48,422     35.81%     $ 43,649   36.24%     $ 34,336     31.73%    $30,413     31.71%
 Residential........   30,513    17.70%     24,156     17.87%       25,260   20.98%       23,452     21.67%     17,646     18.40%
 Residential
  held for
  sale..............    1,548     0.90%        477      0.35%          404    0.34%          341      0.32%      1,048      1.09%
 Construction
  and
  Development.......   23,567    13.67%     10,829      8.01%       13,273   11.02%       18,155     16.78%     19,002     19.81%
                     ------------------------------------------------------------------------------------------------------------
 Total real
  estate (1)........  114,146    66.20%     83,884     62.04%       82,586   68.58%       76,284     70.49%     68,109     71.02%
                     ------------------------------------------------------------------------------------------------------------
Lease
 financing..........      502     0.29%          0      0.00%            0    0.00%            0      0.00%          0      0.00%
Consumer
 Direct.............   12,819     7.43%     11,998      8.87%       10,874    9.03%        9,029      8.34%      8,413      8.77%
 Indirect...........    2,300     1.33%          0      0.00%            0    0.00%            0      0.00%          0      0.00%
 Home equity........    9,557     5.54%      5,580      4.13%        2,928    2.43%        2,676      2.47%      2,171      2.26%
 Revolving (2)......    2,972     1.72%      1,609      1.19%        1,425    1.18%        1,500      1.39%      1,917      2.00%
                     ------------------------------------------------------------------------------------------------------------
 Total
  consumer..........   27,648    16.03%     19,187     14.19%       15,227   12.64%       13,205     12.20%     12,501     13.04%
                     ------------------------------------------------------------------------------------------------------------
 Total.............. $172,431   100.00%   $135,212    100.00%     $120,427  100.00%     $108,223    100.00%    $95,902    100.00%
                    ============================================================================================================
----------
(1) Excluding home equity lines that, while secured by real estate and reported elsewhere herein as real estate loans, are included under the consumer loan category in this table.

(2)  Includes credit cards and other revolving consumer lines, excluding home equity lines.


     Loans may be periodically renewed with principal reductions and appropriate interest rate adjustments. Loan maturities as of December 31, 1997 are set forth in the following table based upon contractual terms. Actual cash flows may differ as borrowers have the right to prepay without prepayment penalties.

                             LOAN MATURITY SCHEDULE
                              AT DECEMBER 31, 1997


                                                               One to      After
                                                 Within         Five       Five
($ in thousands)                                 One Year       Years      Years       Total
----------------------------------------------------------------------------------------------
Commercial, financial and agricultural           $ 22,268      $ 8,069    $   300     $ 30,637
Real Estate
   Construction and development                    19,297        4,270          0       23,567
   Mortgage                                        52,913       26,395     11,271       90,579
Consumer                                            6,140       16,939      4,569       27,648
----------------------------------------------------------------------------------------------
Total loans                                      $100,618      $55,673    $16,140     $172,431
==============================================================================================

  The following table presents an interest rate sensitivity analysis of the Company's loan portfolio at December 31, 1997:

               SENSITIVITY OF LOANS TO CHANGES IN INTEREST RATES
                              AT DECEMBER 31, 1997


                                                      ONE TO
                                        WITHIN         FIVE     AFTER FIVE
($ IN THOUSANDS)                       ONE YEAR        YEARS       YEARS       TOTAL
-------------------------------------------------------------------------------------
 Loans maturing with:
   Predetermined interest rates          $ 43,850     $40,365     $10,164    $ 94,379
   Floating or adjustable interest
    rates                                  56,768      15,308       5,976      78,052
-------------------------------------------------------------------------------------
Total loans                              $100,618     $55,673     $16,140    $172,431
=====================================================================================


Non-Performing Assets.

  As a result of management's ongoing review of the loan portfolio, loans are classified as non-accrual when it is not reasonable to expect collections of interest and principal under the original terms, generally when a loan becomes 90 days or more past due. These loans are classified as non-accrual, even though the presence of collateral or the borrower's financial strength may be sufficient to provide for ultimate repayment. When a loan is placed on non-accrual, the interest which has been accrued but remains unpaid is reversed and deducted from current period interest income. No additional interest is accrued and recognized as income on the loan balance until the collection of both principal and interest becomes reasonably certain. Also, there may be writedowns and, ultimately, the total charge-off of the principal balance of the loan, which could necessitate additional charges to earnings through the provision for loan losses.

  If non-accruing loans had been accruing interest under their original terms, approximately $8,000 in 1997, $28,000 in 1996 and $58,000 in 1995 would have been recognized as earnings.

  The Company accounts for impaired loans under the provisions of Statement of Financial Accounting Standards (SFAS) No. 114 "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures", which requires that the Company evaluate the collectibility of both contractual interest and principal of loans when assessing the need for a loss allowance. A loan is considered impaired, when based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note agreement. All loans determined to be impaired are placed on non-accrual. The amount of the impairment is measured based on the present value of future cash flows discounted at the loan's effective interest rate or the fair value of collateral, less estimated selling expenses, if the loan is collateral dependent or foreclosure is probable.

  Non-performing loans are defined as non-accrual and renegotiated loans. When real estate acquired by foreclosure and held for sale is included with non-performing loans, the result is non-performing assets. The following table,"Non-Performing Assets", presents information on these assets and loans past due 90 days or more and still accruing interest as of December 31, for the past five years. Non-performing assets were $2.4 million at December 31, 1997 or 1.37% of total loans and real estate acquired by foreclosure. This compares with $1.9 million or 1.40% of total loans and real estate acquired by foreclosure at December 31, 1996. At December 31, 1997, all nonaccrual loans were secured.

  Two credits totaling $1.9 million are included in the non-accrual loan balance at December 31, 1997. These loans are secured by real estate collateral and other collateral, as well as the personal guaranties of the principals. Due to the superior lien position of the Company, management feels there is minimum risk of loss although there is no assurance of this assessment until the normal repayment and collection process are completed. Additional allocations beyond the normal reserve for classified loans totaling $260,000 for these credits are included in the Table on page 29 titled "Allocation of the Allowance for Loan Losses" under the heading Real estate-mortgage.

  The increase in non-performing loans during 1997 reflects primarily the deterioration of one of the credits previously mentioned. The overall reduction in the remaining non-performing loans reflects the resolution of several prior "problem loans" and management's continuing focused emphasis on asset quality. At December 31, 1997, loans past due 90 days or more and still accruing interest totaled $15,000, decreases from $131,000 at the end of 1996 and $279,000 at the end of 1995. Management believes the Company will receive full payment of principal and accrued interest on these loans because of the Company's collateral position and other factors, despite their past due status.

                             NON-PERFORMING ASSETS

                                                                           AT YEAR ENDED DECEMBER 31,
                                      ----------------------------------------------------------------------------------------
                                            1997             1996              1995                 1994               1993
                                      --------------     ----------       ------------        -------------      -------------
                                                                (AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGES)
Non-accrual loans......................  $2,092            $1,747            $   786             $ 1,237             $   726
Restructured loans.....................       0                 0                  0                   0                  21
Other real estate owned................     275               150                 75                   0                  24
                                         ------            ------            -------             -------             -------
     Total nonperforming assets........  $2,367            $1,897            $   861             $ 1,237             $   771
                                         ======            ======            =======             =======             =======
Loans past due 90 days or more and
 still accruing interest...............  $   15            $  131            $   279             $   131             $   260
                                         ======            ======            =======             =======             =======
Allowance for loan losses to period
 end total loans.......................    1.22%             1.09%              1.11%               1.18%               1.36%

Allowance for loan losses to period
 end nonperforming assets..............   88.59%            77.38%            155.05%             103.07%             164.07%

Net charge-offs to average loans.......    0.09%             0.26%              0.12%               0.17%               0.09%
Nonperforming assets to period end
 loans.................................    1.37%             1.40%              0.72%               1.14%               0.80%
Nonperforming assets to period end
 loans and foreclosed property.........    1.37%             1.40%              0.72%               1.14%               0.80%



  Management is not aware of any loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been disclosed which (1) represents or results from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (2) represents material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Investment Securities

  The Company's investment securities portfolio decreased 5.2% or $3.0 million to $54.3 million at year-end 1997 from 1996 levels, primarily in order to fund loan growth. The Company maintains an investment strategy of seeking portfolio yields within acceptable risk levels, as well as providing liquidity. The Company maintains two classifications of investment strategies: "Held to Maturity" and "Available for Sale." As a result of certain Financial Accounting Standards Board accounting guidance (FASB 115), in 1995, the Company reclassified a large number of assets from the "Held to Maturity" category to the "Available for Sale" category. "Available for Sale" securities are carried at fair market value, whereas the "Held to Maturity" securities are carried at amortized cost. As a consequence, with a higher percentage of securities being placed in the "Available for Sale" category, the Company's accounting capital is more volatile than it would be if a larger percentage of investment securities were placed in the "Held to Maturity" category. Although capital is more volatile, management has discretion, with respect to the "Available for Sale" securities, to proactively adjust to favorable market conditions in order to provide liquidity and realize gains on the sales of securities. The changes in values in the investment securities portfolio are not taken into account in determining regulatory capital requirements. As of December 31, 1997, except for the U.S. Government and its agencies, there was not any issuer who represented 10% or more of shareholders' equity within the investment portfolio. The following table presents the amortized cost and fair values of investment securities held by the Company at December 31, 1997, 1996, and 1995:


                                                       INVESTMENT SECURITIES
                                                      AS OF DECEMBER 31, 1997
                                     ----------------------------------------------------------
                                      Amortized     Unrealized      Unrealized        Estimated
Available-for-sale                      Cost          Gains           Losses         Fair Value
-----------------------------------------------------------------------------------------------
                                                       (Amount in Thousands)
U.S Treasuries                      $ 4,461            $ 52          $   0              $ 4,513
U.S. Government Agencies             21,839             128            (76)              21,891
Mortgage-backed securities           14,240             103             (4)              14,339
REMICs                                8,487              12           (153)               8,346
Equity Securities                     1,339               0              0                1,339
-----------------------------------------------------------------------------------------------
TOTAL                               $50,366            $295          $(233)             $50,428
===============================================================================================

                                                      AS OF DECEMBER 31, 1996
                                     ----------------------------------------------------------
                                      Amortized     Unrealized      Unrealized        Estimated
Available-for-sale                      Cost          Gains           Losses         Fair Value
-----------------------------------------------------------------------------------------------
                                                       (Amount in Thousands)
U.S Treasuries                      $ 7,424            $ 32          $  (8)             $ 7,448
U.S. Government Agencies             24,245              75           (200)              24,120
Mortgage-backed securities           10,588              39            (38)              10,590
REMICs                               10,058              27           (206)               9,879
Equity Securities                       783               0              0                  783
-----------------------------------------------------------------------------------------------
TOTAL                               $53,098            $173          $(452)             $52,820
===============================================================================================


                                                      AS OF DECEMBER 31, 1995
                                     ----------------------------------------------------------
                                      Amortized     Unrealized      Unrealized        Estimated
Available-for-sale                      Cost          Gains           Losses         Fair Value
-----------------------------------------------------------------------------------------------
                                                       (Amount in Thousands)
U.S Treasuries                      $ 2,492            $ 39          $   0              $ 2,532
U.S. Government Agencies             16,037              56              0               16,093
Mortgage-backed securities            3,294              23            (33)               3,284
REMICs                               11,107              65           (372)              10,800
Equity Securities                       726               0              0                  726
-----------------------------------------------------------------------------------------------
TOTAL                               $33,656            $183          $(405)             $33,435
===============================================================================================


                                                      AS OF DECEMBER 31, 1997
                                     ----------------------------------------------------------
                                      Amortized     Unrealized      Unrealized        Estimated
Held-to-maturity                        Cost          Gains           Losses         Fair Value
-----------------------------------------------------------------------------------------------
Obligations of states
and political
subdivisions                         $2,860            $ 42            $(2)              $2,900
REMICs                                1,032              16              0                1,048
-----------------------------------------------------------------------------------------------
TOTAL                                $3,892             $58            $(2)              $3,948
===============================================================================================


                                                      AS OF DECEMBER 31, 1996
                                     ----------------------------------------------------------
                                      Amortized     Unrealized      Unrealized        Estimated
Held-to-maturity                        Cost          Gains           Losses         Fair Value
-----------------------------------------------------------------------------------------------
Obligations of states
and political
subdivisions                         $2,492             $30           $ (9)              $2,512
REMICs                                1,999               5             (3)               2,001
-----------------------------------------------------------------------------------------------
TOTAL                                $4,491             $35           $(12)              $4,513
===============================================================================================


                                                      AS OF DECEMBER 31, 1995
                                     ----------------------------------------------------------
                                      Amortized     Unrealized      Unrealized        Estimated
Held-to-maturity                        Cost          Gains           Losses         Fair Value
-----------------------------------------------------------------------------------------------
Obligations of states
and political
subdivisions                         $2,015             $25           $(16)              $2,024
REMICs                                    0               0              0                    0
-----------------------------------------------------------------------------------------------
TOTAL                                $2,015             $25           $(16)              $2,024
===============================================================================================


  The following table represents maturities and weighted average yields of securities at December 31, 1997 and 1996. Yields are based on the amortized cost of securities. Maturities are based on the contractual maturities.
Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                      MATURITY DISTRIBUTION AND YIELDS OF
                             INVESTMENT SECURITIES

                                               DECEMBER 31, 1997                       DECEMBER 31, 1996
                                          AMORTIZED                              AMORTIZED
                                            COST               YIELD                COST              YIELD
                                        ------------------------------       ----------------       -----------
Securities Available for Sale
U.S. Treasury
   One year or less.....................  $   498,844            5.92%           $   499,318              7.51%
   Over one through five years..........    3,962,431            6.35%             6,924,910              5.90%
                                          -----------------------------------------------------------------------
      Total U. S. Treasury..............  $ 4,461,275            6.30%           $ 7,424,228              6.01%
                                          -----------------------------------------------------------------------
 U.S. Government Agencies
   One year or less.....................  $    70,518            8.48%           $         0              0.00%
   Over one through five years..........   16,550,764            6.41%            21,357,845              6.35%
   Over five through ten years(1).......    8,341,668            6.44%             7,168,442              6.86%
   Over ten years(2)....................   19,602,719            6.06%            16,365,026              6.43%
                                          -----------------------------------------------------------------------
      Total U. S. Government
       Agencies.........................  $44,565,669            6.25%           $44,891,313              6.46%
                                          -----------------------------------------------------------------------
 Other Equity Securities
   One year or less.....................  $ 1,339,321            6.67%           $   783,121              6.00%
                                          -----------------------------------------------------------------------
Total Securities Available for Sale.....  $50,366,265            6.28%           $53,098,662              6.39%
SECURITIES HELD TO MATURITY
U.S. Government Agencies
   One year or less.....................            0            0.00%                     0              0.00%
   Over one through five years..........            0            0.00%                     0              0.00%
   Over five through ten years..........      659,991            6.98%               659,532              7.02%
   Over ten years.......................      372,485            7.93%             1,339,956              7.24%
                                          -----------------------------------------------------------------------
      Total U. S. Government
       Agencies.........................  $ 1,032,476            7.32%           $ 1,999,488              7.17%
                                          -----------------------------------------------------------------------
Municipal Securities(3)
   One year or less.....................      984,967            5.43%               359,980              5.82%
   Over one through five years..........      697,713            7.90%             1,219,846              6.04%
   Over five through ten years..........      497,148            6.21%               731,830              5.88%
   Over ten years.......................      680,000            7.29%               180,000              7.29%
                                          -----------------------------------------------------------------------
      Total Municipal Securities........  $ 2,859,828            6.42%           $ 2,491,656              6.05%
                                          -----------------------------------------------------------------------

Total Securities Held to Maturity.......  $ 3,892,304            6.66%           $ 4,491,144              6.54%
                                          -----------------------------------------------------------------------

Total Investment Securities.............  $54,258,569            6.30%           $57,589,807              6.40%
                                          ====================================================================
----------
(1) Includes $500,755 in adjustable-rate mortgage-backed securities
(2) Includes $14,899,786 in adjustable-rate mortgage-backed securities
(3) Tax-equivalent yield

Asset/Liability Management, Interest Rate Sensitivity and Liquidity

  General. It is the objective of the Company to manage assets and liabilities to preserve the integrity and safety of the deposit and capital base of the Company by protecting the Company from undue exposure to poor asset quality and interest rate risk. Additionally, the Company pursues a consistent level of earnings as further protection of the depositors and to provide an appropriate return to stockholders on their investment.

  These objectives are achieved through compliance with an established framework of asset/liability, interest rate risk, loan, investment, and capital policies. Management is responsible for monitoring policies and procedures that result in proper management of the components of the asset/liability function to achieve stated objectives. The Company's philosophy is to support quality asset growth primarily through growth of core deposits, which include non-volatile deposits of individuals, partnerships and corporations. Management seeks to invest the largest portion of the Company's assets in loans that meet the Company's quality standards. Alternative investments are made in the investment portfolio. The Company's asset/liability function and related components of liquidity and interest rate risk are monitored on a continuous basis by management. The Board of Directors reviews and monitors these functions on a monthly basis.

  Interest Rate Sensitivity. The process of asset/liability management involves monitoring the Company's balance sheet in order to determine the potential impact that changes in the interest rate environment would have on net interest income so that the appropriate strategies to minimize any negative impact can be implemented. The primary objective of asset/liability management is to continue the steady growth of net interest income, the Company's primary earnings component within a context of liquidity requirements.

  In theory, interest rate risk can be minimized by maintaining a nominal level of interest rate sensitivity. In practice, however, this is made difficult because of uncontrollable influences on the Company's balance sheet, including variations in both loan demand and the availability of funding sources.

  The measurement of the Company's interest rate sensitivity, or "gap", is one of the principal techniques employed by the Company in asset/liability management. Interest sensitive gap is the dollar difference between assets and liabilities which are subject to interest rate repricing within a given time period, including both floating rate or adjustable instruments and instruments which are approaching maturity.

  The Company manages its sensitivity to interest rate movements by adjusting the maturity of, and establishing rates on, the earning asset portfolio and interest- bearing liabilities in line with management's expectations relative to market interest rates. The Company would generally benefit from increasing market interest rates when the balance sheet is asset sensitive and would benefit from decreasing market rates when it is liability sensitive. At December 31, 1997, the Company's interest rate sensitivity position was liability sensitive.

  The following table "Interest Sensitivity Analysis" details the interest rate sensitivity of the Company at December 31, 1997. The principal balances of the various interest-earning and interest-bearing balance sheet instruments are shown in the time period where they are first subject to repricing, whether as a result of floating or adjustable rate contracts or contractual maturity. In the one-year time period, the pricing mismatch on a cumulative basis was liability sensitive $31.9 million or 14.04% of total earning assets. In the current interest rate environment, management considers this level of interest rate risk to be acceptable although procedures are in place to carefully monitor and reduce this one-year cumulative gap as the interest rate environment changes. It should also be noted that all interest rates do not adjust at the same velocity. As an example, the majority of the savings category listed below is priced on adjustable basis that is sixty percent of Prime Rate. Therefore, as the Prime Rate adjusts 100 basis points, the rate on this liability only adjusts 60 basis points. Moreover, varying interest rate environments can create unexpected changes in prepayment levels of assets and liabilities which are not reflected in the interest sensitivity analysis report. Prepayments may have significant effects on the Company's net interest margin. Hence, gap is only a general indicator of interest rate sensitivity and cannot be interpreted as an absolute measurement of the Company's interest rate risk.


                         INTEREST SENSITIVITY ANALYSIS
                              AT DECEMBER 31, 1997


                                                              AFTER SIX
                                           AFTER THREE        THROUGH                        ONE YEAR
                                WITHIN     THROUGH SIX        TWELVE        WITHIN ONE       THROUGH       OVER FIVE
                             THREE MONTHS     MONTHS          MONTHS           YEAR         FIVE YEARS      YEARS          TOTAL
                            -------------------------------------------------------------------------------------------------------
                                                         (AMOUNTS IN THOUSANDS, EXCEPT RATIOS)
EARNING ASSETS:
Loans.......................  $  89,331     $  13,628     $  17,356       $ 120,315         $41,844         $  10,272      $172,431
Investment securities,
 taxable....................     10,766         3,685         6,523          20,974          22,770             7,948        51,692
Investment securities,
 tax-free...................        770           260           225           1,255             789               585         2,629
Interest-bearing deposits
 with banks.................          0             0             0               0               0                 0             0
Federal Funds sold..........        860             0             0             860               0                 0           860
                              ---------                                   ---------                         ---------      --------
     Total earning
      assets................  $ 101,727     $  17,573     $  24,104       $ 143,404         $65,403         $  18,805      $227,612
                              =========     =========     =========       =========         =======         =========      ========

INTEREST BEARING LIABILITIES:
Money market accounts.......  $  10,413     $       0     $       0       $  10,413         $     0         $       0      $ 10,413
Savings deposits............     62,507             0             0          62,507               0                 0        62,507
NOW accounts................     26,323             0             0          26,323               0                 0        26,323
Time deposits...............     21,227        13,244        30,705          65,176           9,176                 0        74,352
Federal funds purchased /
 securities sold under
 repurchase agreements......       5,938             0             0           5,938               0                 0         5,938
Federal Home Loan Bank
advances....................      4,000             0             0           4,000           5,000                 0         9,000
Other borrowed funds........      1,000             0             0           1,000               0                 0         1,000
                              ---------                                   ---------                                        --------
    Total
     interest-bearing
     liabilities............  $ 131,408     $  13,244     $  30,705       $ 175,357         $14,176         $       0      $189,533
                              =========     =========     =========       =========         =======         =========      ========

Interest-free funds.........          0             0             0               0               0            38,079        38,079
                              ---------     ---------     ---------       ---------         -------         ---------      --------
Funds supporting earning
 assetS.....................  $ 131,408     $  13,244     $  30,705       $ 175,357         $14,176         $  38,079      $227,612
                              =========     =========     =========       =========         =======         =========      ========

Period gap..................  $ (29,681)    $   4,329     $  (6,601)      $ (31,953)        $51,227          ($19,274)            0
Cumulative gap..............  $ (29,681)    $ (25,352)    $ (31,953)      $ (31,953)        $19,274                 0             0
Ratio of cumulative gap
 to total earning assets....     (13.04)%      (11.14)%      (14.04)%        (14.04)%          8.47%                0             0


  Liquidity. Management of the Company's liquidity position is closely related to the process of asset/liability management. Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to provide sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. The Company intends to meet its liquidity needs by managing cash and due from banks, federal funds sold and purchased, maturity of investment securities, paydowns received from mortgage-backed securities and lines of credit as necessary. Additionally, liquidity needs can be satisfied by the structuring of the maturities of investment securities and the pricing and maturities on loans and deposits offered to customers.

  Average liquid assets (cash and amounts due from banks, federal funds sold, investment securities and other short term investments) were maintained at 35.0% of average deposits in 1997 compared to 34.3% in 1996 and 31.5% in 1995.

Deposits

  The Company's average deposits and short-term borrowings increased $34.8 million or 18.8% from 1996 to 1997. Average interest-bearing liabilities increased $30.6 million or 19.9% while average non-interest bearing deposits increased $4.1 million or 13.1%. Average deposits and short-term borrowings increased $27.9 million or 17.8% from 1995 to 1996. Average interest-bearing liabilities increased $20.3 million or 15.2% from 1995 to 1996, while average non-interest bearing deposits increased $7.7 million or 32.6% during the same period. The majority of the growth in deposits since 1995 reflects the Company's strategy of consistently emphasizing deposit growth, as deposits are the primary source of funding for balance sheet growth. Borrowed funds consist of short-term borrowings, primarily federal funds purchased, securities sold under agreements to repurchase with the Bank's commercial customers, and borrowings from the Federal Home Loan Bank. The following table presents the average amount outstanding and the average rate paid on deposits by the Company for the years 1997, 1996 and 1995:

                       AVERAGE DEPOSIT BALANCES AND RATES

                                                                             DECEMBER 31,
                                              1997                             1996                              1995
                                -----------------------------     ----------------------------     -----------------------------
                                    AVERAGE          AVERAGE         AVERAGE          AVERAGE         AVERAGE           AVERAGE
                                    AMOUNT            RATE            AMOUNT           RATE            AMOUNT            RATE
-------------------------------------------------------------     ----------------------------     -----------------------------
                                                            (Amounts in thousands, except percentages)
Non-interest bearing demand
    deposits                         $ 35,404        0.00%          $ 31,253           0.00%         $ 23,623           0.00%
Interest-bearing deposits:
   Transaction accounts                26,324        2.38%            20,454           2.54%           19,314           2.73%
   Savings, money market               74,835        4.67%            55,661           4.38%           30,674           4.00%
   Other time                          74,810        5.50%            74,048           5.67%           78,953           5.96%
--------------------------------------------------------------------------------------------------------------------------------
       Total                         $211,373        3.90%          $181,416           3.94%         $152,564           4.23%
================================================================================================================================

  The following table presents the maturities of the Company's time deposits over $100,000 and other time deposits at December 31, 1997:


                          MATURITIES OF TIME DEPOSITS

                                           TIME DEPOSITS               OTHER TIME
                                           OVER $100,000                DEPOSITS               TOTAL
------------------------------------------------------------------------------------------------------
Months to Maturity
   Within 3 months                             $12,300                  $  8,927              $21,227
   After 3 through 6 months                      4,502                     8,742               13,244
   After 6 through 12 months                    18,116                    12,589               30,705
   After 12 months                                 682                     8,494                9,176
                                           ----------------------------------------------------------

        Total                                  $35,600                   $38,752              $74,352
                                           ==========================================================


  This table indicates that the majority of Certificates of Deposit, regardless of size, have a maturity of less than twelve months. This is reflective of both the Company's market and recent interest rate environments. Large certificate of deposit customers tend to be extremely rate sensitive, making these deposits a volatile source of funding for liquidity planning purposes. However, dependent upon pricing, these deposits are virtually always available in the Company's market. The Company does not presently solicit or obtain large certificates of deposit from outside its local market area.

CAPITAL

  Total shareholders' equity was $23.9 million at December 31, 1997, increasing $7.6 million or 46.6% from the previous year. The increase was comprised of earnings of $2.3 million, a decrease in the unrealized losses on investment securities of $219,000 and new capital representing the $4.9 million net proceeds from a common stock offering completed October 31, 1997. The Company sold 278,000 shares of common stock at an offering price of $18.00 per share in the stock offering.

  The Company's average equity to average total assets was 7.60% in 1997 compared to 7.64% in 1996 and 8.00% in 1995. Capital is considered to be adequate to meet present operating needs and presently anticipated future operating requirements. Management is not aware of any trends, events, or uncertainties that are reasonably likely to have a material effect on the Company's capital resources or operations.

  At December 31, 1997, the Company was well above the minimum capital ratios required under the risk-based capital guidelines. The following table presents the capital ratios for the Company and the Bank.

                              ANALYSIS OF CAPITAL

                                         Required                      Actual                         Excess
-------------------------------------------------------------------------------------------------------------------
                                    Amount         %            Amount          %              Amount          %
-------------------------------------------------------------------------------------------------------------------
                                            (Amounts in thousands, except percentages)
GEORGIA BANK FINANCIAL CORPORATION
           12/31/97
Risk-based capital:
   Tier 1 capital                   $ 7,544      4.00%          $23,082        12.24%          $15,538         8.24%
   Total capital                     15,088      8.00%           25,179        13.35%           10,091         5.35%
Tier 1 leverage ratio                10,132      4.00%           23,082         9.11%           12,950         5.11%
           12/31/96
Risk-based capital
   Tier 1 capital                   $ 5,850      4.00%          $15,650        10.70%          $ 9,800         6.70%
   Total capital                     11,700      8.00%           17,118        11.80%            5,418         3.80%
Tier 1 leverage ratio                 8,505      4.00%           15,650         7.36%            7,145         3.36%

GEORGIA BANK & TRUST COMPANY
           12/31/97
Risk-based capital:
   Tier 1 capital                   $ 7,448      4.00%          $21,553        11.58%          $14,105         7.58%
   Total capital                     14,896      8.00%           23,650        12.70%            8,754         4.70%
Tier 1 leverage ratio                10,076      4.00%           21,553         8.56%           11,477         4.56%
           12/31/96
Risk-based capital
   Tier 1 capital                   $ 5,741      4.00%          $14,325         9.98%          $ 8,584         5.98%
   Total capital                     11,483      8.00%           15,793        11.00%            4,310         3.00%
Tier 1 leverage ratio                 8,451      4.00%           14,325         6.78%            5,874         2.78%


FORWARD-LOOKING STATEMENTS

  The Company may from time to time make written or oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission (the "Commission") and its reports to shareholders. Statements made in the Annual Report, other than those concerning historical information, should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are made based upon management's belief as well as assumptions made by, and information currently available to, management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values, securities portfolio values, interest rate risk management; the effects of competition in the banking business from other commercial banks, savings and loan associations, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in the Company's market area and elsewhere, including institutions operating through the Internet, changes in governmental regulation relating to the banking industry, including regulations relating to branching and acquisitions, failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans, and other factors. The Company cautions that such factors are not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

  In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with the other financial statements. The term "comprehensive income" is used in the statement to describe the total of all components of comprehensive income including net income. "Other comprehensive income" refers to revenues, expenses gains, and losses that are included in comprehensive income but excluded from earnings under current accounting standards. Currently "other comprehensive income" for the Bank consists of items recorded directly in equity under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 130 is effective for financial statements for both interim and annual periods beginning after December 15, 1997.

  In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes new standards for the disclosures made by public business enterprises to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Bank does not have any separate segments that are considered material.

YEAR 2000 ISSUE

  The Company recognizes the scope and potential problems associated with the Year 2000 compliance program. The Company has adopted a plan of action and has in place a team of key managers to implement steps that will solve the problem for all of the Company's mission critical systems and hardware. The Company has progressed through the awareness and assessment phases and has entered into the renovation phase where the actual work is done to bring systems into compliance. In addition to systems compliance, the Company is actively evaluating all credit relationships to determine any risks represented to the Company by the impact of Year 2000 on customer operations. Also, the Company has incorporated Year 2000 compliance into its loan policy and underwriting standards.

  Based on a preliminary study by the management of the Company, the Company expects to incur expenses of approximately $350,000, of which $250,000 has been budgeted for 1998 and $100,000 for 1999, to modify its information systems appropriately to accurately process information for the year 2000 and beyond.

  The Company continues to evaluate appropriate courses of corrective action including replacement of certain systems whose associated costs would be recorded as assets and amortized. Management expects that the costs to convert the Company's information systems to Year 2000 compliance will not have a material impact on the Company's consolidated financial statements or results of operation. The amount expensed in 1997 in connection with the Company's Year 2000 compliance program was immaterial.

EFFECTS OF INFLATION AND CHANGING PRICES

  Inflation generally increases the cost of funds and operating overhead, and to the extent loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on the performance of a financial institution than the effects of general levels of inflation. Although interest rates do not necessarily move in the same direction and to the same extent as the prices of goods and services, increases in inflation generally have resulted in increased interest rates. In addition, inflation can increase a financial institution's cost of goods and services purchased, the cost of salaries and benefits, occupancy expense and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings, and stockholders' equity. Mortgage originations and refinancings tend to slow as interest rates increase, and can reduce the Company's earnings from such activities and the income from the sale of residential mortgage loans in the secondary market.

  Various information shown elsewhere herein will assist in the understanding of how well the Company is positioned to react to changing interest rates and inflationary trends. In particular, the summary of net interest income, the maturity distributions and compositions of the loan and security portfolios and the data on the interest sensitivity of loans and deposits should be considered.

ITEM 7:  FINANCIAL STATEMENTS

  The consolidated financial statements of the Company as of December 31, 1997 and 1996 and for each of the years in the three year period ended December 31, 1997, are set forth in the following pages.





                                                                        Page
                                                                        ----

Report of Independent Auditor, KPMG Peat Marwick LLP                      44
Report of Independent Auditor, Cherry Bekaert & Holland LLP               45
Consolidated Balance Sheets as of December 31, 1997 and 1996              46
Consolidated Statements of Income for Years Ended
             December 31, 1997, 1996 and 1995                             48
Consolidated Statements of StockholdersO Equity for
             Years Ended December 31, 1997, 1996 and 1995                 49
Consolidated Statements of Cash Flows for Years Ended
             December 31, 1997, 1996 and 1995                             49

Notes to Consolidated Financial Statements                                52

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors
Georgia Bank Financial Corporation:



We have audited the accompanying consolidated balance sheets of Georgia Bank Financial Corporation and subsidiary (the OBankO) as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholdersO equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the BankOs management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The accompanying consolidated financial statements of Georgia Bank Financial Corporation and subsidiary for the year ended December 31, 1995 were audited by other auditors whose report dated February 2, 1996 expressed an unqualified opinion on those statements.



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



In our opinion, the 1997 and 1996 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Georgia Bank Financial Corporation and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                                       KPMG PEAT MARWICK LLP

Atlanta, Georgia
January 9, 1998

               Report of Independent Certified Public Accountant



The Board of Directors

Georgia Bank Financial Corporation
 and Subsidiary
Augusta, Georgia


We have audited the accompanying consolidated balance sheets of Georgia Bank Financial Corporation and Subsidiary as of December 31, 1995, 1994 and 1993, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Corporations'' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.



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


                                    CHERRY, BEKAERT & HOLLAND, L.L.P.

Augusta, Georgia
February 2, 1996

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY



                          Consolidated Balance Sheets


                           December 31, 1997 and 1996

            Assets                                            1997         1996
            ------                                       ------------   ----------
Cash and due from banks (note 2)                         $ 12,309,983   10,550,857
Federal funds sold                                            860,000    1,520,000
                                                         ------------  -----------
      Cash and cash equivalents                            13,169,983   12,070,857
                                                         ------------  -----------

Investment securities (note 3):
 Available-for-sale                                        50,428,295   52,819,926
 Held-to-maturity, at cost (fair values of $3,948,755
   and $4,513,828 at December 31, 1997 and 1996,
   respectively)                                            3,892,304    4,491,145
Loans (note 4)                                            172,430,560  135,212,336
 Less allowance for loan losses                             2,097,036    1,467,702
                                                         ------------  -----------

      Loans, net                                          170,333,524  133,744,634
                                                         ------------  -----------

Premises and equipment, net (note 5)                        9,895,090    8,927,402
Accrued interest receivable                                 1,643,476    1,494,291
Other real estate                                             275,146      150,315
Intangible assets, net (note 6)                               738,977      878,089

Other assets (note 9)                                       1,854,064    1,431,023


                                                         $252,230,859  216,007,682
                                                         ============  ===========


See accompanying notes to consolidated financial statements.


          Liabilities and Stockholders' Equity                     1997          1996
          ------------------------------------                 ------------   ----------
Deposits:
 Noninterest bearing
  Interest-bearing:                                            $ 36,596,135   33,306,103
    NOW accounts
   Savings                                                       26,323,128   23,942,118
   Money management accounts                                     62,506,983   43,557,783
   Time deposits over $100,000                                   10,413,159   21,241,122
                                                                 35,600,295   31,122,021
   Other time deposits                                           38,752,078   42,498,381
                                                               ------------  -----------
                                                                210,191,778  195,667,528
Securities sold under repurchase agreements (note 8)              5,938,111    1,225,294
Advances from Federal Home Loan Bank (note 8)                     9,000,000
Other borrowed funds (note 8)                                     1,000,000    1,186,668
Accrued interest and other liabilities                            2,241,520    1,580,714
                                                               ------------  -----------
      Total liabilities                                         228,371,409  199,660,204
                                                               ------------  -----------
Stockholders' equity (notes 11 and 14):
 Common stock, $3.00 par value; 10,000,000
   shares authorized; shares issued and outstanding
   of 1,820,368 in 1997 and 1,542,368 in 1996                     5,461,104    4,627,104
 Additional paid-in capital                                      14,440,355   10,337,222
 Retained earnings                                                3,919,255    1,564,330
 Unrealized gain (loss) on investment securities available-
    for-sale, net of deferred income taxes                           38,736     (181,178)
                                                               ------------  -----------
       Total stockholders' equity                                23,859,450   16,347,478


Commitments (note 7)
                                                               $252,230,859  216,007,682
                                                               ============  ===========


               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

                       Consolidated Statements of Income
                 Years ended December 31, 1997, 1996, and 1995

                                                          1997         1996        1995
                                                       -----------  ----------  ----------
Interest income:
 Loans, including fees                                 $14,896,322  12,469,638  11,529,864
 Investment securities:
  Taxable                                                3,555,470   2,788,829   2,068,874
  Tax-exempt                                               105,739      76,557      67,494
 Federal funds sold and securities purchased
  under resell agreements                                  255,677     342,264     360,126
                                                       -----------  ----------  ----------

      Total interest income                             18,813,208  15,677,288  14,026,358
                                                       -----------  ----------  ----------
Interest expense:
 Deposits (including interest on time deposits over
  $100,000 of $1,901,076, $1,814,916, and
  $1,757,452 in 1997, 1996, and 1995,
  respectively)                                          8,232,985   7,151,635   6,458,661
 Federal funds purchased and securities sold
  under repurchase agreements                              134,998      43,774      27,332
 Other borrowings                                          263,947     177,271     242,118
                                                       -----------  ----------  ----------
      Total interest expense                             8,631,930   7,372,680   6,728,111
                                                       -----------  ----------  ----------
      Net interest income                               10,181,278   8,304,608   7,298,247

Provision for loan losses (note 4)                         774,012     470,000     200,000
                                                       -----------  ----------  ----------
      Net interest income after provision for
        loan losses                                      9,407,266   7,834,608   7,098,247
                                                       -----------  ----------  ----------
Noninterest income:

 Service charges and fees on deposits                    2,297,345   1,838,622   1,162,537
 Gain on sale of loans                                     407,579     311,728     264,427
 Investment securities losses, net (note 3)                (20,616)        (92)    (20,679)

 Miscellaneous income                                       26,656         495       8,336
                                                       -----------  ----------  ----------
      Total noninterest income                           2,710,964   2,150,753   1,414,621
                                                       -----------  ----------  ----------
 Noninterest expense:
  Salaries                                               3,719,315   3,074,532   2,578,618
  Employee benefits                                        876,303     578,844     567,075
  Occupancy expenses                                     1,480,404   1,262,475   1,032,349
  Other operating expenses (note 13)                     2,728,795   2,317,686   2,163,401
                                                       -----------  ----------  ----------
       Total noninterest expense                         8,804,817   7,233,537   6,341,443
                                                       -----------  ----------  ----------
       Income before income taxes                        3,313,413   2,751,824   2,171,425

Income tax expense (note 9)                                958,488     799,659    766,359
                                                       -----------  ----------  ----------
      Net income                                       $ 2,354,925   1,952,165  1,405,066
                                                       ===========  ==========  =========
Basic income per share                                       $1.48        1.27       0.91
                                                       ===========  ==========  =========
Weighted average common shares outstanding
 (note 1(I)                                              1,588,828    1,542,368  1,538,025
                                                       ===========  ==========  =========

See accompanying notes to consolidated financial statements.

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                Consolidated Statements of Stockholders' Equity
                 Years ended December 31, 1997, 1996, and 1995


                                                        Common stock
                                                    ----------------------  Additional
                                                      Number                 paid-in
                                                    of shares    Amount      capital
                                                    ---------  ----------  ----------
Balance, December 31, 1994                          1,316,711  $3,950,133   6,961,772
Issuance of shares of common stock                     24,768      74,304     161,226
Net income                                                --          --          --
Change in unrealized loss on investment
 securities available-for-sale, net
 of deferred income tax effect                            --          --          --
                                                    ---------  ----------  ----------
Balance, December 31, 1995                          1,341,479   4,024,437   7,122,998

Stock dividend declared - 15%                         200,889     602,667   3,214,224
Cash paid in lieu of fractional shares for
 stock dividend                                           --          --          --
Net income                                                --          --          --
Change in unrealized loss on investment
 securities available-for-sale, net
 of deferred income tax effect                            --          --          --
                                                    ---------  ----------  ----------
Balance, December 31, 1996                          1,542,368   4,627,104  10,337,222

Issuance of shares of common stock, net of
 expenses of $67,000                                  278,000     834,000   4,103,133
Net income                                                --          --          --
Change in unrealized gain (loss) on investment
 securities available-for-sale,
 net of deferred income tax effect                        --          --          --
                                                    ---------  ----------  ----------
Balance, December 31, 1997                          1,820,368  $5,461,104  14,440,355
                                                    =========   =========   =========

See accompanying notes to consolidated financial statements.

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

                     Consolidated Statements of Cash Flows
                 Years ended December 31, 1997, 1996, and 1995

                                                                1997        1996           1995
                                                            ----------    ----------     --------
Cash flows from operating activities:
 Net income                                               $  2,354,925     1,952,165     1,405,066
  Adjustments to reconcile net income to net
    cash provided by operating activities
    Depreciation and amortization                            1,066,710       894,858       757,221
    Deferred income tax benefit                               (464,426)     (253,995)       (1,032)
    Net investment securities losses                            20,616            92        20,679

     discount on investment securities                         (28,363)      (36,686)      (72,884)
    Loss on the sale of other real estate                       41,982           --            --
    Gain on sale of loans                                     (407,579)     (311,728)     (264,427)
    Real estate loans originated for sale                  (23,563,390)  (21,443,710)  (18,093,358)
    Proceeds from sales of real estate loans                22,900,277    21,682,180    16,979,227
    Increase in accrued interest receivable                   (149,185)     (140,117)     (329,250)
    (Increase) decrease in other assets                        (26,938)     (101,890)      250,860
    Increase in accrued interest and other liabilities         660,806       222,994       430,148
                                                          ------------   -----------   -----------
       Net cash provided by operating activities             3,179,447     2,934,163     1,282,250
                                                          ------------   -----------   -----------
 Cash flows from investing activities:
 Proceeds from sales and maturities of available-
   for-sale securities                                    (36,652,182)   20,317,428    15,185,367
 Proceeds from maturities of held-to-maturity
   securities                                                 360,000       400,993        95,000
 Purchase of held-to-maturity securities                     (730,563)   (2,879,762)     (180,000)
 Purchase of available-for-sale securities                (32,945,163)  (39,720,902)  (24,638,825)
 Net increase in loans                                    (36,731,975)  (15,125,013)  (11,040,151)
 Purchases of premises and equipment                       (2,046,466)   (1,003,071)     (686,741)
 Proceeds from sale of other real estate                      272,952           --        232,535
 Proceeds from the sale of premises and equipment             296,180           --            --
 Purchase of other investments                                (50,000)     (100,000)          --
 Purchase of GA Union Mortgage, net of cash
   and cash equivalents acquired                             (145,000)          --            --
                                                          ------------   -----------   -----------
       Net cash used in investing activities               35,067,853)  (38,110,327)  (21,032,815)
                                                          ------------   -----------   -----------

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                     Consolidated Statements of Cash Flows

                                                            1997          1996           1995
                                                       ------------    ----------     ----------
Cash flows from financing activities:
 Net increase in noninterest-bearing deposits          $  3,290,032     6,405,594      4,078,520
 Net increase (decrease) in NOW accounts                  2,381,010     4,982,608     (4,166,061)
 Net increase in savings accounts                        18,949,200    23,512,309     13,904,836
 Net (decrease) increase in money management
   accounts                                             (10,827,963)    5,169,621       (883,002)
 Net increase (decrease) in time deposits
   over $100,000                                          4,478,274    (1,393,678)     4,424,931
 Net decrease in other time deposits                     (3,746,303)     (158,666)    (1,574,948)
 Net increase (decrease) in federal funds purchased
   and securities sold under repurchase agreements        4,712,817      (536,233)     1,445,605
 Proceeds from issuance of common stock, net              4,937,133           --         235,530
 Proceeds from other borrowed funds                             --      1,000,000            --
 Advances from Federal Home Loan Bank                     9,000,000           --             --
 Payments of Federal Home Loan Bank advances                    --     (4,000,000)           --
 Principal payments on other borrowed funds                (186,668)     (453,332)     (678,333)
 Cash paid for fractional shares related to
   stock dividend                                               --         (6,325)           --
                                                       ------------    ----------     ----------
       Net cash provided by financing activities         32,987,532    34,521,898     16,787,078
                                                       ------------    ----------     ----------
       Net increase (decrease) in cash and cash
         equivalents                                      1,099,126      (654,266)    (2,963,487)

Cash and cash equivalents at beginning of year           12,070,857    12,725,123     15,688,610
                                                       ------------    ----------     ----------
Cash and cash equivalents at end of year               $ 13,169,983    12,070,857     12,725,123
                                                       ============    ==========     ==========
Supplemental disclosures of cash paid during
 the year for:
   Interest                                            $  8,432,520     7,460,076      6,510,982
                                                       ============    ==========     ==========
   Income taxes                                        $  1,208,000     1,026,463        769,459
                                                       ============    ==========     ==========
Supplemental information on noncash
 investing activities:
   Loans transferred to other real estate              $    439,765       153,373         74,943
                                                       ============    ==========     ==========
   Sales of other real estate financed with
     loans from the Bank                               $        --         78,000         14,916
                                                       ============    ==========     ==========


See accompanying notes to consolidated financial statements.

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY



                   Notes to Consolidated Financial Statements


                       December 31, 1997, 1996, and 1995



(1) Summary of Significant Accounting Policies
    ------------------------------------------



   Georgia Bank Financial Corporation and subsidiary (the "Bank") offers a wide range of lending services, including real estate, commercial, and consumer loans to individuals and small to medium-sized businesses and professionals that are located in, or conduct a substantial portion of their business in, the Richmond and Columbia County areas of Georgia. The Bank is subject to competition from other financial institutions and is also subject to the regulations of certain Federal and state agencies and undergoes periodic examinations by those regulatory authorities.

   The accounting and reporting policies of the Bank conform to generally accepted accounting principles and to general practice within the banking industry.
   The following is a description of the more significant of those policies the Bank follows in preparing and presenting its consolidated financial statements.

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

         A substantial portion of the BankOs loans is secured by real estate in Augusta, Georgia and the surrounding area. Accordingly, the ultimate collectibility of a substantial portion of the BankOs loan portfolio is susceptible to changes in real estate market conditions in the Augusta, Georgia and surrounding area.

      (b)  Cash and Cash Equivalents
           -------------------------

         Cash and cash equivalents include cash and due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


      (c)  Investment Securities
           ---------------------
         The Bank classifies its investment securities into one of three categories: available for sale, held to maturity, or trading. Held to maturity securities are those securities for which the Bank has the ability and intent to hold the security until maturity. All other securities are classified as available for sale. The Bank does not hold any trading securities.

         Held to maturity securities are recorded at cost adjusted for the amortization or accretion of premiums or discounts. Available for sale securities are recorded at fair value. Unrealized holding gains and losses, net of related tax effects, on securities available for sale are excluded from earnings and are reported as a separate component of stockholdersO equity until realized.

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

      (d) Loans and Allowance for Loan Losses
          -----------------------------------

         Loans are stated at the amount of unpaid principal outstanding, reduced by an allowance for loan losses. Interest on loans is calculated using the simple interest method on daily balances of the principal amount outstanding. Accrual of interest is discontinued on loans that become past due 90 days or more and for which collateral is inadequate to cover principal and interest, or immediately if management believes, after considering economic and business conditions and collection efforts, that a borrowerOs financial condition is such that collection is doubtful. When a loan is placed on nonaccrual status, all previously accrued but uncollected interest is reversed against current period interest income. Future collections are applied first to principal and then to interest until such loans are brought current, at which time loans may be returned to accrual status.

         The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Subsequent recoveries are added to the allowance. The allowance is an amount that management believes will be adequate to absorb losses on existing loans that become uncollectible, based on evaluations of the collectibility of loans. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions and trends that may affect a borrowerOs ability to pay.

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

         Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the BankOs allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

         The Bank originates mortgages to be held for sale only for loans that have been individually pre-approved by the investor. The Bank bears minimal interest rate risk on these loans and only holds the loans temporarily until documentation can be completed to finalize sale to the investor. Such loans are stated at the lower of cost or aggregate market.

         The Bank accounts for impaired loans under the provisions of Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the note agreement. The provisions of SFAS No. 114 do not apply to large pools of smaller balance homogeneous loans, such as consumer and installment loans, which are collectively evaluated for impairment. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses, and are measured based on the present value of expected future cash flows, discounted at the loanOs effective interest rate, or at the loanOs observable market price, or the fair value of the collateral if the loan is collateral dependent. Cash receipts on impaired loans which are accruing interest are applied to principal and interest under the contractual terms of the loan agreement. Cash receipts on impaired loans for which the accrual of interest has been discontinued are applied first to reduce the principal amount of such loans until all contractual principal payments have been made and are recognized as interest income thereafter.


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

         As required under the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to be Disposed Of, the Bank reviews long-lived assets and intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.

      (h)  Income Taxes
           ------------

         The Bank accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A deferred tax valuation allowance is provided to the extent it is more likely than not that deferred tax assets will not be utilized.

      (i)  Income Per Share
           ----------------

         Basic income per share is computed on the weighted average number of shares outstanding in accordance with SFAS No. 128, Earnings Per Share. The Bank has no potential common shares outstanding, and thus does not present diluted earnings per share. On August 21, 1996, the Board of Directors approved a 15% stock dividend payable on September 25, 1996. All weighted average share and per share information in the accompanying consolidated financial statements have been restated to reflect the effect of the above-mentioned transaction.

      (j)  Reclassifications
           -----------------

         For comparability, certain of the 1996 and 1995 amounts have been reclassified, where appropriate, to conform with the financial statement presentation used in 1997.

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

      (k) Recent Accounting Pronouncements
          --------------------------------

         In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with the other financial statements. The term "comprehensive income" is used in the statement to describe the total of all components of comprehensive income including net income. "Other comprehensive income" refers to revenues, expenses, gains, and losses that are included in comprehensive income but excluded from earnings under current accounting standards. Currently, "other comprehensive income" for the Bank consists of items recorded directly in equity under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 130 is effective for both interim and annual periods beginning after December 15, 1997.

         In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes new standards for the disclosures made by public business enterprises to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for years beginning after December 15, 1997. The Bank does not have any separate segments that are considered material.

(2)  Cash and Due From Banks
     -----------------------

   The subsidiary bank is required by the Federal Reserve Bank to maintain average daily cash balances. These balances were $2,575,000 and $1,299,000 at December 31, 1997 and 1996, respectively.

(3)  Investment Securities
     ---------------------

   A summary of investment securities as of December 31, 1997 and 1996 is as follows:


                                                                             1997
                                                      ---------------------------------------------------
                                                                      Gross       Gross
                                                       Amortized    unrealized  unrealized    Estimated
                                                          cost         gains      losses      fair value
                                                      -----------   ----------  ----------    -----------
Held-to-maturity:
 Obligations of states and political subdivisions     $ 2,859,828      41,895       (1,660)     2,900,063
 REMICs                                                 1,032,476      16,216           --      1,048,692
                                                      -----------     -------     --------     ----------
                                                      $ 3,892,304      58,111       (1,660)     3,948,755
                                                      ===========     =======     ========     ==========
 Available-for-sale:
  Obligations of U.S. Government agencies             $21,838,852     128,496      (76,228)    21,891,120
  U.S. Treasury notes                                   4,461,275      51,545                   4,512,820
  Mortgage-backed securities                           14,240,110     103,192       (3,754)    14,339,548
  REMICs                                                8,486,707      11,633     (152,854)     8,345,486
  Equity securities                                     1,339,321         --           --       1,339,321
                                                      -----------     -------     --------     ----------
                                                      $50,366,265     294,866     (232,836)    50,428,295
                                                      ===========     =======     ========     ==========


               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements





                                                                            1996
                                                         -----------------------------------------------
                                                                         Gross       Gross
                                                         Amortized     unrealized  unrealized   Estimated
                                                            cost          gains      losses     fair value
                                                         ----------    ----------  ----------   ----------
    Held-to-maturity:
      Obligations of states and political subdivisions   $ 2,491,657      30,151      (9,376)    2,512,432
      REMICs                                               1,999,488       4,829      (2,921)    2,001,396
                                                         -----------      ------     -------    ----------
                                                         $ 4,491,145      34,980     (12,297)    4,513,828
                                                         ===========      ======     =======     =========
Available-for-sale:
     Obligations of U.S. Government agencies             $24,245,222      74,464    (199,928)   24,119,758
     U.S. Treasury notes                                   7,424,228      32,169      (8,417)    7,447,980
     Mortgage-backed securities                           10,588,197      39,424     (38,012)   10,589,609
     REMICs                                               10,057,894      27,387    (205,823)    9,879,458
     Equity securities                                       783,121         --          --        783,121
                                                         -----------     -------    --------    ----------
                                                         $53,098,662     173,444    (452,180)   52,819,926
                                                         ===========     =======    ========    ==========

   The amortized cost and estimated fair value of securities held-to-maturity and available-for-sale other than equity securities as of December 31, 1997, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                 Securities              Securities
                                              held-to-maturity        available-for-sale
                                          ----------------------   -----------------------
                                          Amortized   Estimated     Amortized   Estimated
                                            Cost      fair value      Cost      fair value
                                          ---------   ----------   ----------   ----------
   One year or less                       $  984,967     983,655      498,843      499,530
   After one through five years              697,713     713,051   19,155,265   19,245,778
   After five years through ten years      1,157,139   1,167,777    6,686,894    6,654,874
   After ten years                         1,052,485   1,084,272    8,445,832    8,349,247
                                          ----------   ---------   ----------   ----------
                                           3,892,304   3,948,755   34,786,834   34,749,429
    Mortgage-backed securities                  --           --    14,240,110   14,339,548
                                          ----------   ---------   ----------   ----------
                                          $3,892,304   3,948,755   49,026,944   49,088,974
                                          ==========   =========   ==========   ==========

   Proceeds from sales of investment securities during 1997, 1996, and 1995 were $29,366,026, $16,629,955, and $11,062,692, respectively. Gross realized gains of $13,882, $115,883, and $67,319 and gross realized losses of $34,498, $115,975, and $87,998 were realized on those sales in 1997, 1996, and 1995, respectively.

   Proceeds from maturities and principal repayments of investment securities during 1997, 1996, and 1995 were $7,646,156, $4,088,466, and $4,217,675, respectively.

   Investment securities with a carrying amount of approximately $23,478,000 and $24,341,000 at December 31, 1997 and 1996, respectively, were pledged to secure public and trust deposits, and for other purposes required by law.

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY



                   Notes to Consolidated Financial Statements



(4)  Loans
     -----
   Loans at December 31, 1997 and 1996 are summarized as follows:

                                                     1997           1996
                                                 ------------   ----------
      Commercial, financial, and agricultural    $ 30,134,522   32,141,492
      Real estate - construction/development       23,567,249   10,829,416
      Other loans secured by real estate:
        Single-family                              30,512,801   24,155,487
        Commercial                                 58,518,066   48,421,500
      Real estate loans originated for sale         1,548,150      477,458
      Consumer installment                         28,149,772   19,186,983
                                                 ------------  -----------
                                                  172,430,560  135,212,336
      Less allowance for loan losses                2,097,036    1,467,702
                                                 ------------  -----------
                                                 $170,333,524  133,744,634
                                                 ============  ===========

   As of December 31, 1997 and 1996, the Bank had nonaccrual loans aggregating $2,092,000 and $1,748,000, respectively. Interest that would have been recorded on nonaccrual loans had they been in accruing status was approximately $8,100 in 1997, $28,000 in 1996, and $58,000 in 1995.

   At December 31, 1997 and 1996, the Bank had impaired loans with an outstanding balance of $1,921,000 and $1,186,000, respectively, with a related valuation allowance of $260,000 and $178,000, respectively. The average balance of impaired loans was $1,264,000 and $1,228,000 for the years ended December 31, 1997 and 1996, respectively.

   The following is a summary of the activity in the allowance for loan losses for the years ended December 31, 1997, 1996, and 1995:


                                       1997        1996        1995
                                    ----------   ---------   ---------
      Balance, beginning of year    $1,467,702   1,335,275   1,274,686
      Provision for loan losses        774,012     470,000     200,000
      Charge-offs                     (354,294)   (369,423)   (190,265)
      Recoveries                       209,616      31,850      50,854
                                    ----------   ---------   ---------
      Balance, end of year          $2,097,036   1,467,702   1,335,275
                                    ==========   =========   =========


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

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

   The following is a summary of the activity in loans outstanding to officers, directors, and their associates for the year ended December 31, 1997:

     Balance at beginning of year                     $5,012,020
     New loans                                         5,702,597
     Principal repayments                             (1,267,254)
                                                      ----------
     Balance at end of year                           $9,447,363
                                                      ==========

   The Bank is also committed to extend credit to certain directors and executives of the Bank, including companies in which they are principal owners, through personal lines of credit, letters of credit and other loan commitments. As of December 31, 1997, available balances on these commitments to these persons aggregated $1,280,316.

(5)  Premises and Equipment
     ----------------------
   Premises and equipment at December 31, 1997 and 1996 are summarized as follows:


                                           1997        1996
                                       -----------  ----------
      Land                             $ 1,959,585   1,882,097
      Buildings                          6,914,852   6,033,667
      Furniture and equipment            3,819,164   3,036,098
                                       -----------  ----------
                                        12,693,601  10,951,862
      Less accumulated depreciation      2,798,511   2,024,460
                                       -----------  ----------
                                       $ 9,895,090   8,927,402
                                       ===========  ==========

   Depreciation expense amounted to $782,598, $614,841, and $470,539 in 1997, 1996, and 1995, respectively.

(6)  Intangible Assets
     -----------------

   Intangible assets, net of accumulated amortization, at December 31, 1997 and 1996 are summarized as follows:

                                    1997       1996
                                  --------    -------
      Core deposit premium        $533,760    640,512
      Noncompetition agreement         --      99,996
      Goodwill                     205,217     73,329
      Organization costs               --      64,252
                                  --------    -------
                                  $738,977    878,089
                                  ========    =======

   Amortization expense amounted to $284,112, $280,017, and $286,682 in 1997, 1996, and 1995, respectively.

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

(7)  Commitments
     -----------
   The Bank is committed under various operating leases for office space and equipment. At December 31, 1997, minimum future lease payments for each of the next five years under noncancelable real property and equipment operating leases are as follows:

                    1998    $241,984
                    1999     148,708
                    2000     149,452
                    2001     121,459
                    2002     105,460
                            --------
                            $767,063
                            ========

   Rent expense for all building, equipment and furniture rentals totaled $369,130, $292,671, and $288,785 for the years ended December 31, 1997, 1996, and 1995, respectively.

   The Bank is party to lines of credit with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.
   Lines of credit are unfunded commitments to extend credit. These instruments involve, in varying degrees, exposure to credit and interest rate risk in excess of the amounts recognized in the financial statements. The BankOs exposure to credit loss in the event of nonperformance by the other party to the financial instrument for unfunded commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Bank follows the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

   Unfunded commitments to extend credit where contract amounts represent potential credit risk totaled $34,345,968 and $32,431,722 at December 31, 1997 and 1996, respectively. Such commitments are at variable interest rates, such that the Bank has essentially no fixed rate unfunded commitments.

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

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

(8)  Borrowings
     ----------

   The securities sold under repurchase agreements at December 31, 1997 are collateralized by obligations of the U.S. Government or its corporations and agencies, state and municipal securities, or mortgage-backed securities, which are held by independent trustees. The following summarizes pertinent data related to the securities sold under the agreements to repurchase as of and for the years ended December 31, 1997, 1996, and 1995.

                                                                      1997          1996          1995
                                                                  ----------     ---------      ---------
      Weighted-average borrowing rate at year-end                       3.38%         4.08           3.91
                                                                  ==========     =========      =========
      Weighted-average borrowing rate during the year                   3.20          4.12           5.56
                                                                  ==========     =========      =========
      Average daily balance during the year                       $4,222,000     1,068,000        486,000
                                                                  ==========     =========      =========
      Maximum month-end balance during the year                   $5,938,000     1,225,000      1,761,000
                                                                  ==========     =========      =========


   At December 31, 1997, the Bank had securities sold under agreements to repurchase with one counterparty aggregating approximately $5,579,000.

   The Bank has a $14,000,000 available line of credit from the Federal Home Loan Bank of Atlanta (FHLB) which is reviewed annually by the FHLB. At December 31, 1997, $5,000,000 of advances were outstanding with a related interest rate of 5.75% and a maturity date of October 2, 2002, and $4,000,000 of advances were outstanding with a related interest rate of 6.07% and a maturity date of March 6, 1998. The weighted-average interest rate during 1997 on such borrowings was 5.89%. At December 31, 1996, no advances were outstanding under this line.

   At December 31, 1997, the Bank has pledged, under a blanket floating lien, first mortgage loans with unpaid balances which, when discounted at 75% of such unpaid principal balances, equals or exceeds the advances outstanding.

   Other borrowed funds at December 31, 1997 consist of a treasury, tax, and loan account with the Federal Reserve Bank of $1,000,000.

   Other borrowed funds at December 31, 1996 consist of Development Authority Industrial Development Revenue Bonds (the revenue bonds) payable to SunTrust Bank of Augusta of $186,668 and a treasury, tax, and loan account with the Federal Reserve Bank of $1,000,000. The bonds bore interest at 64% of prime, not to exceed 11% per annum or be less than 6% per annum, and were repaid in 1997.

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

(9)  Income Taxes
     ------------
   Income tax expense (benefit) for the years ended December 31, 1997, 1996, and 1995 consists of the following:

                                 1997           1996          1995
                              -----------     ---------      -------
   Current tax expense:
     Federal                  $1,383,467      1,053,654      767,391
     State                        39,447
                              ----------
         Total current         1,422,914      1,053,654      767,391
                              ----------      ---------      -------
   Deferred tax benefit:
     Federal                    (394,983)      (216,019)        (930)
     State                       (69,443)       (37,976)        (102)
                              ----------      ---------      -------
         Total deferred         (464,426)      (253,995)      (1,032)
                              ----------      ---------      -------
   Total income tax expense   $  958,488        799,659      766,359
                              ==========      =========      =======

   Income tax expense differed from the amount computed by applying the statutory Federal corporate tax rate of 34% to income before income taxes as follows:

                                                Years ended December 31,
                                            -------------------------------
                                               1997        1996      1995
                                            ----------    -------   -------
   Computed "expected" tax expense          $1,126,560    935,620   738,285
    Increase (decrease) resulting from:
     Tax-exempt interest income                (68,889)   (25,893)  (22,498)
     Nondeductible interest expense             10,253      4,953     4,226
     Life insurance                                --         --      9,052
     Change in valuation allowance            (162,698)  (150,000)  (54,408)
     Meals, entertainment, and club dues        11,628     11,149    10,134
     Other, net                                 41,634     23,830    81,568
                                            ----------   --------   -------
                                            $  958,488    799,659   766,359
                                            ==========   ========   =======

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are presented below:

                                                         1997       1996
                                                      ----------  --------
     Deferred tax assets:
       Unrealized loss on investment securities
         available for sale                           $     --     97,558
       Allowance for loan losses                        678,560   418,716
       Deferred compensation                             66,061    24,326
       Other                                             17,091    12,497
                                                      ---------   -------
            Total gross deferred tax assets before
              valuation allowance                       761,712   553,097
       Valuation allowance                                   --  (162,698)
                                                      ---------   -------
            Total deferred tax assets                   761,712   390,399
                                                      ---------   -------
     Deferred tax liabilities:
       Depreciation                                     (42,373)  (37,928)
       Unrealized gain on investment securities
         available for sale                             (23,294)      --
                                                      ---------   -------
            Total deferred tax liabilities              (65,667)  (37,928)
                                                      ---------   -------
            Net deferred tax asset                    $ 696,045   352,471
                                                      =========   =======

   In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers taxes paid in the carryback period, the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projection for future taxable income over the periods which the temporary differences resulting in the deferred tax assets are deductible, management believes it is more likely than not that the Bank will realize the benefits of these deductible differences.

(10)  Related Parties
      ---------------

   Deposits include accounts with certain directors and executives of the Bank, including companies in which they are principal owners. As of December 31, 1997, these deposits totaled approximately $3,851,000.

   In the normal course of business, the Bank paid approximately $24,000 in legal fees to a law firm in which a director is a member.

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements


(11) Regulatory Capital Requirements
     -------------------------------
   The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory N and possibly additional discretionary N actions by regulators that, if undertaken, could have a direct material effect on the BankOs consolidated financial statements.
   Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the BankOs assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The BankOs capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

   Quantitative measures established by regulation to ensure capital adequacy, require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997, that the Bank meets all capital adequacy requirements to which it is subject.

   As of December 31, 1997, the most recent notification from the Federal Reserve Bank of Atlanta categorized the bank subsidiary as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the bank subsidiary must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. Management is not aware of the existence of any conditions or events occurring subsequent to December 31, 1997 which would affect the bank subsidiaryOs well capitalized classification.

   Actual capital amounts and ratios for the Bank are presented in the table below as of December 31, 1997 and 1996, on a consolidated basis and for the bank subsidiary individually (dollars in thousands):


                                                                                           To be well
                                                                                           capitalized
                                                                         For capital       under prompt
                                                                           adequacy     corrective action
                                                       Actual              purposes        provisions
                                                  ----------------     ---------------    -------------
Georgia Bank Financial Corporation and            Amount     Ratio     Amount    Ratio    Amount  Ratio
subsidiary consolidated:                          -------    -----     -------   -----    ------  -----
     As of December 31, 1997:
       Total Capital (to risk-weighted assets)    $25,179    13.35%    $15,088    8.0%      N/A    N/A
       Tier I Capital - risk-based (to risk-
        weighted assets)                           23,082    12.24       7,544    4.0       N/A    N/A
       Tier I Capital - leverage (to average
        assets)                                    23,082     9.11      10,132    4.0       N/A    N/A
     As of December 31, 1996:
       Total Capital (to risk-weighted assets)     17,118    11.80      11,700    8.0       N/A    N/A
       Tier I Capital - risk-based (to risk-
        weighted assets)                           15,650    10.70       5,850    4.0       N/A    N/A
       Tier I Capital - leverage (to average
        assets)                                    15,650     7.36       8,505    4.0       N/A    N/A

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

                                                                                           To be well
                                                                                          capitalized
                                                                         For capital       underprompt
                                                                           adequacy     corrective action
                                                       Actual              purposes        provisions
                                                  ----------------     ---------------    -------------
                                                  Amount     Ratio     Amount    Ratio    Amount  Ratio
                                                  -------    -----     -------   -----    ------  -----
Georgia Bank & Trust Company:
     As of December 31, 1997:
       Total Capital (to risk-weighted assets)    $23,650    12.70%    $14,896    8.0%    $18,625  10.0%
       Tier I Capital - risk-based (to risk-
        weighted assets)                           21,553    11.58       7,448    4.0      11,168   6.0
       Tier I Capital - leverage (to average
        assets)                                    21,553     8.56      10,076    4.0      12,589   5.0
     As of December 31, 1996:
       Total Capital (to risk-weighted assets)     15,793    11.00%     11,483    8.0%     14,354  10.0%
       Tier I Capital - risk-based (to risk-
        weighted assets)                           14,325     9.98       5,741    4.0       8,612   6.0
       Tier I Capital - leverage (to average
        assets)                                    14,325     6.78       8,451    4.0      10,564   5.0

(12)  Employee Benefit Plans
      ----------------------
   The Bank has an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. The Bank has the option to make an annual discretionary payment to the Plan. For the years ended December 31, 1997, 1996, and 1995, the Bank contributed $83,812, $73,018, and $64,063, respectively, to the Plan, which is 3% of the annual salary of all eligible employees.

   During 1994, the Bank adopted a nonqualified deferred bonus plan for officers of the Bank. Under the plan, the Bank has the option to make an annual discretionary payment to the plan. For the years ended December 31, 1997, 1996, and 1995, the Bank contributed $37,692, $32,733, and $28,608, respectively, to the plan.

   During 1997, the Bank adopted a nonqualified long-term compensation plan for officers of the Bank. Under the plan, stock appreciation rights are granted upon the attainment of certain operational and financial measures. Such stock appreciation rights are granted at a strike price equal to the trading price of the Company's stock at date of grant, and are earned over a five-year appreciation period. Officers vest in such rights over a 10-year period. The Bank recognized expense of $6,865 during 1997 related to this plan.

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

(13)  Other Operating Expenses
      ------------------------
      Components of other operating expenses exceeding 1% of total revenues include the following for the years ended December 31, 1997, 1996, and 1995:

                                           1997    1996     1995
                                        --------  -------  -------
   Amortization of intangible assets    $284,112  280,017  286,682
   Business development expense          418,710  395,787  289,636
   Communication expense                 304,460  514,595  418,932
   Data processing expense               457,318  433,538  328,809
   Insurance expense                      57,594   36,993  197,585
   Legal and professional fees           254,697  201,673  210,202
   Office supplies expense               294,958  137,272  150,277

 (14)   Condensed Financial Statements of Georgia Bank Financial Corporation
       --------------------------------------------------------------------
       (Parent Only)
       -------------

   The following represents Parent Company only condensed financial information of Georgia Bank Financial Corporation:

                            Condensed Balance Sheets
                            ------------------------
                                                                December 31,
                                                          -----------------------
              Assets                                          1997        1996
              ------                                      -----------  ----------
   Cash and due from banks                                $    32,955      19,776
   Investment in subsidiary                                22,330,661  14,958,027
   Premises and equipment, net                              1,348,269   1,393,069
   Intangible assets                                               -       64,252
   Other assets                                               150,000     100,000
                                                          -----------  ----------
                                                          $23,861,885  16,535,124
                                                          ===========  ==========

                       Liabilities and Stockholders' Equity
                       ------------------------------------

   Accrued interest and other liabilities                      $2,435         978
   Bonds payable                                                   -      186,668
                                                          -----------  ----------
          Total liabilities                                     2,435     187,646
                                                          -----------  ----------
   Stockholders' equity:
     Common stock, $3.00 par value, 10,000,000 shares
      authorized; shares issued and outstanding of
      1,820,368 in 1997 and 1,542,368 in 1996               5,461,104   4,627,104

    Additional paid-in capital                             14,440,355  10,337,222

    Retained earnings                                       3,919,255   1,564,330

     Net unrealized gain (loss) on investment securities
       available for sale                                      38,736    (181,178)
                                                          -----------  ----------
          Total stockholders' equity                       23,859,450  16,347,478
                                                          -----------  ----------
                                                          $23,861,885  16,535,124
                                                          ===========  ==========

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

                         Condensed Statements of Income
                         ------------------------------

                                                Years ended December 31,
                                           ----------------------------------
                                              1997        1996        1995
                                           ----------   ---------   ---------
   Income:
      Dividends from bank subsidiary       $   75,000     525,000     460,000
      Miscellaneous income                     91,200      91,200      91,200
                                           ----------   ---------   ---------
                                              166,200     616,200     551,200
                                           ----------   ---------   ---------
   Expense:
      Interest expense                         10,049      13,685      79,782
      Occupancy expense                        44,800      60,681      29,416
      Other operating expense                 109,146      89,947     105,006
                                           ----------   ---------   ---------
                                              163,995     164,313     214,204
                                           ----------   ---------   ---------
   Income before equity in
      undistributed earnings
      of subsidiary                             2,205     451,887     336,996

   Equity in undistributed earnings         2,352,720   1,500,278   1,068,070
      of subsidiary                        ----------   ---------   ---------
         Net income                        $2,354,925   1,952,165   1,405,066
                                           ==========   =========   =========

                       Condensed Statements of Cash Flows
                       ----------------------------------

                                                                          Years ended December 31,
                                                                ------------------------------------------------
                                                                    1997              1996               1995
                                                                -----------        ----------        -----------
    Cash flows from operating activities:
      Net income                                                $ 2,354,925         1,952,165          1,405,066
      Adjustments to reconcile net income to net
       cash provided by operating activities:
         Depreciation and amortization                              109,052           124,561             93,796
         Equity in undistributed earnings of subsidiary          (2,352,720)       (1,500,278)        (1,068,070)
         Increase in other liabilities                                1,457               --                 --
           Net cash provided by operating activities                112,714           576,448            430,792
                                                                -----------        ----------        -----------
   Cash flows from investing activities:
     Capital contributions to Bank subsidiary                    (4,800,000)             --                 --
     Purchase of other investment                                   (50,000)         (100,000)              --
                                                                -----------        ----------        -----------
           Net cash used in investing activities                 (4,850,000)         (100,000)              --
                                                                -----------        ----------        -----------
   Cash flows from financing activities:
     Principal payments on notes and bonds payable                 (186,668)         (453,332)          (678,333)
     Proceeds from issuance of common stock                       4,937,133              --              235,530
      Cash paid for fractional shares related to
        stock dividend                                                 --              (6,325)              --
                                                                -----------        ----------        -----------
           Net cash provided by (used in)
              financing activities                                4,750,465          (459,657)          (442,803)
                                                                -----------        ----------        -----------
      Net increase (decrease) in cash and cash equivalents           13,179            16,791            (12,011)
      Cash and cash equivalents at beginning of year                 19,776             2,985             14,996
                                                                -----------        ----------        -----------
      Cash and cash equivalents at end of year                  $    32,955            19,776              2,985
                                                                ===========        ==========        ===========

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

   The DBF requires its prior approval for a bank to pay dividends in excess of 50% of the preceding yearOs earnings. Based on this limitation, the amount of cash dividends available from the bank subsidiary for payment in 1998 is approximately $1,214,000, subject to maintenance of the minimum capital requirements. As a result of this restriction, at DecemberE31, 1997, approximately $21,117,000 of the Parent Company's investment in its subsidiary was restricted from transfer in the form of dividends.

(15) Fair Value of Financial Instruments
     -----------------------------------

   SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the BankOs entire holdings of a particular financial instrument. Because no market exists for a portion of the BankOs financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates. The assumptions used in the estimation of the fair value of the BankOs financial instruments are explained below. Where quoted market prices are not available, fair values are based on estimates using discounted cash flow and other valuation techniques. Discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following fair value estimates cannot be substantiated by comparison to independent markets and should not be considered representative of the liquidation value of the BankOs financial instruments, but rather a good-faith estimate of the fair value of financial instruments held by the Bank. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.

   The following methods and assumptions were used by the Bank in estimating the fair value of its financial instruments:


     (a) Cash and Cash Equivalents
         -------------------------
         Fair value equals the carrying value of such assets due to their nature.

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

     (c) Loans
         -----

         The fair value of loans is calculated using discounted cash flows by loan type. The discount rate used to determine the present value of the loan portfolio is an estimated market rate that reflects the credit and interest rate risk inherent in the loan portfolio. The estimated maturity is based on the BankOs historical experience with repayments adjusted to estimate the effect of current market conditions. The carrying amount of related accrued interest receivable approximates its fair value. The carrying amount of real estate loans orignated for sale approximates its fair value.

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

     (e) Federal Funds Purchased and Securities Sold Under Repurchase Agreements
         -----------------------------------------------------------------------

         Fair value approximates the carrying value of such liabilities due to their short-term nature.

     (f) Other Borrowed Funds
         --------------------

         Fair value approximates the carrying value of such liabilities as the borrowings are at a variable rate of interest.

     (g) Advances from FHLB
         ------------------

         The fair value of the variable rate advances from the FHLB approximates the carrying value. The fair value of the fixed rate advances from the FHLB is calculated by discounting contractual cash flows using an estimated interest rate based on the current rates available to the Bank for debt of similar remaining maturities and collateral terms.

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY



                   Notes to Consolidated Financial Statements

   The carrying amounts and estimated fair values of the BankOs financial instruments at December 31, 1997 and 1996 are as follows:

                                               December 31, 1997         December 31, 1996
                                           -------------------------  ------------------------
                                             Carrying     Estimated    Carrying     Estimated
                                              amount     fair value     amount     fair value
                                           ------------  -----------  -----------  -----------
   Financial assets:
     Cash and cash equivalents             $ 13,169,983   13,169,983   12,070,857   12,070,857
     Investment securities                   54,320,599   54,377,050   57,311,071   57,333,754
     Loans, net                             170,333,524  169,317,576  133,744,634  134,547,543
   Financial liabilities:
     Deposits                               210,191,778  210,210,817  195,667,528  195,734,454
     Federal funds purchased and
       securities sold under repurchase
       agreements                             5,938,111    5,938,111    1,225,294    1,225,294
     Other borrowed funds                     1,000,000    1,000,000    1,186,668    1,186,668
     Advances from FHLB                       9,000,000    8,997,432


ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES


          On April 17, 1996, the Company engaged KPMG Peat Marwick LLP as principal accountants. Prior to 1996 the principal accountants for the Company were Cherry, Bekaert & Holland LLP.

          In connection with the audit of the fiscal year ended December 31, 1995 and the subsequent interim period through April 17, 1996, there were no disagreements with Cherry, Bekaert & Holland LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

          The audit report on the consolidated financial statements of Georgia Bank Financial Corporation and subsidiaries as of and for the year ended December 31, 1995 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

                                    PART III

Item 9: Directors; Executive Officers; Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

          Information in response to this item is incorporated by reference to the Company's definitive Proxy Statement for use in connection with the 1998 annual meeting of shareholders (which definitive Proxy Statement shall be filed with the commission not later than April 30, 1998).

ITEM 10:  EXECUTIVE COMPENSATION

          Information in response to this item is incorporated by reference to the Company's definitive Proxy Statement for use in connection with the 1998 annual meeting of shareholders (which definitive Proxy Statement shall be filed with the commission not later than April 30, 1998).

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Information in response to this item is incorporated by reference to the Company's definitive Proxy Statement for use in connection with the 1998 annual meeting of shareholders (which definitive Proxy Statement shall be filed with the commission not later than April 30, 1998).


ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Information in response to this item is incorporated by reference to the Company's definitive Proxy Statement for use in connection with the 1998 annual meeting of shareholders (which definitive Proxy Statement shall be filed with the commission not later than April 30, 1998).

ITEM 13.  EXHIBITS LIST AND REPORTS ON FORM 8-K

         (A)       EXHIBITS

          3.1 Articles of Incorporation of the Company Incorporated by reference from the Company's registration statement of Form SB-2 filed August 20, 1997 (Registration No. 333-34037)

          3.2 Bylaws of the Company (Incorporated by reference to the Company's Form 10-SB, dated April 29, 1994)

         11.1  Statement Re: Computation of Earnings Per Share

         21.1      Subsidiaries of the Company

         27.1      Financial Data Schedule

         (B)       REPORTS ON FORM 8-K

                   On Report Form 8-K previously filed on October 14, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           GEORGIA BANK FINANCIAL CORPORATION



                            By: /s/ Robert W. Pollard, Jr.
                            --------------------------------
                                    Robert W. Pollard, Jr.
                                    Chairman of the Board

March 26, 1998

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

 SIGNATURE                               TITLE


/s/ Robert W. Pollard, Jr.               Chairman of the Board,
-----------------------------            and Director
Robert W. Pollard, Jr.

/s/ Edward G. Meybohm                    Vice Chairman of the Board
-----------------------------            And Director
Edward G. Meybohm


/s/ R. Daniel Blanton                    President, Chief
------------------------------           Executive Officer and Director
R. Daniel Blanton


/s/ Ronald L. Thigpen                    Executive Vice President, Chief
------------------------------           Operating Officer (Principal
Ronald L. Thigpen                        Financial and Accounting Officer)
                                         and Director

/s/ Travers W. Paine III                 Corporate Secretary and Director
------------------------------
Travers W. Paine III

/s/ William J. Badger                     Director
------------------------------
William J. Badger


/s/ William P. Copenhaver                 Director
------------------------------
William P. Copenhaver


/s/ Warren A. Daniel                      Director
------------------------------
Warren A. Daniel


/s/ Randolph R. Smith, M.D.               Director
------------------------------
Randolph R. Smith, M.D.


/s/ John W. Trulock, Jr.                  Director
------------------------------
John W. Trulock, Jr.

                                 EXHIBIT INDEX


(a)     Exhibits                                                       Page

        11.1    Statement Re:  Computation of Earnings Per Share         77

        21.1    Subsidiaries of the Company                              78

        27.1    Financial Data Schedule                                  78

(b)     Reports on Form 8-K

                None