Form 10QSB
period 1998-03-31
GEORGIA BANK FINANCIAL CORP /GA
filed 1998-05-12
CIK 880116

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)

    X       Quarterly Report under Section 13 or 15(d) of the Securities
   ---      Exchange Act of 1934
            For the quarterly period ended March 31, 1998.
                                           --------------
                                      or

            Transition Report under Section 13 or 15(d) of the Securities
   ---      Exchange Act of 1934
            For the transition period from                 to                 .
                                           ---------------    ----------------

                         Commission File No.  0-23980
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

  1,820,368 shares of common stock, $3.00 par value per share, issued and outstanding as of April 30, 1998.

  Transitional Small Business Disclosure Format (check one):  Yes      No  X
                                                                  ---     ---

                      GEORGIA BANK FINANCIAL CORPORATION
                                  FORM 10-QSB
                                     INDEX
                                                                           PAGE

PART I
  Item 1.  Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets as of March 31,
             1998 and December 31, 1997                                      3
           Condensed Consolidated Statements of Income for the three
             months ended March 31, 1998 and March 31, 1997                  4
           Condensed Consolidated Statement of Cash Flows for the
             three months ended March 31, 1998 and March 31, 1997            5
           Notes to Consolidated Condensed Financial Statements              6

  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                   7

PART II  Other Information                                                  14
  Item 1.  Legal Proceedings
  Item 2.  Changes in Securities
  Item 3.  Defaults Upon Senior Securities
  Item 4.  Submission of Matters to a Vote of Security-Holders
  Item 5.  Other Information
  Item 6.  Exhibits and Reports on Form 8-K

SIGNATURE                                                                   15

                                     PART I

                             FINANCIAL INFORMATION

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                          Consolidated Balance Sheets
                                  (Unaudited)

                                     ASSETS
                                                        March 31,       December 31,
                                                          1998              1997
                                                      ------------      ------------
Cash and due from banks                               $ 12,281,272      $ 12,309,983
Federal funds sold                                       5,130,000           860,000
                                                      ------------      ------------
   Cash and cash equivalents                            17,411,272        13,169,983

Investment securities
  Available-for-sale                                    50,631,614        50,428,295
  Held-to-maturity (market values of
     $3,659,936 and $3,948,755, respectively)            3,601,418         3,892,304

Loans                                                  182,462,946       172,430,560
  Allowance for loan losses                             (2,199,226)       (2,097,036)
                                                      ------------      ------------
                                                       180,263,720       170,333,524

Premises and equipment, net                             10,079,213         9,895,090
Accrued interest receivable                              1,646,805         1,643,476
Prepaid expenses                                           455,322           447,395
Intangible assets                                          708,205           738,977
Other assets                                             1,247,163         1,681,815
                                                      ------------      ------------
                                                       266,044,732       252,230,859
                                                      ------------      ------------

        LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
    Non-interest bearing                                40,287,976        36,596,135
    Interest bearing
      NOW accounts                                      26,456,530        26,323,128
      Savings                                           70,039,074        62,506,983
      Money management accounts                         12,284,465        10,413,159
      Time deposits over $100,000                       40,306,571        35,600,295
      Other time                                        37,677,389        38,752,078
                                                      ------------      ------------
                                                       227,052,005       210,191,778
Federal funds purchased and securities sold
   under repurchase agreements                           6,783,890         5,938,111
Accrued interest and other liabilities                   2,160,108         2,241,520
Advances from Federal Home Loan  Bank                    5,000,000         9,000,000
Notes and bonds payable                                    500,000         1,000,000
                                                      ------------      ------------
       Total liabilities                               241,496,003       228,371,409
                                                      ------------      ------------

Stockholders' equity
 Common stock, par value $3.00; 10,000,000 shares
    authorized; shares issued and outstanding of
    1,820,368 in 1998 and 1997                           5,461,104         5,461,104
 Additional paid in capital                             14,440,355        14,440,355
 Retained earnings                                       4,601,230         3,919,255
 Accumulated other comprehensive income                     46,040            38,736
                                                      ------------      ------------

       Total stockholders' equity                       24,548,729        23,859,450
                                                      ------------      ------------
                                                      $266,044,732      $252,230,859
                                                      ------------      ------------

See notes to consolidated financial statements.

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                       Consolidated Statements of Income
                                  (Unaudited)

                                                        Three Months Ended March 31,
                                                        ---------------------------
                                                           1998             1997
                                                        ----------       ----------
Interest income
   Loans                                                $4,219,486       $3,323,737
   Investment securities                                   815,610          966,920
   Federal funds sold                                       79,528           62,150
                                                        ----------       ----------
                                                         5,114,624        4,352,807
                                                        ----------       ----------
Interest expense
   Deposits                                              2,103,335        1,969,928
   Federal funds purchased and securities sold
       under repurchase agreements                          67,132           13,951
   Loans and borrowings                                    138,675            2,796
                                                        ----------       ----------
                                                         2,309,142        1,986,675
                                                        ----------       ----------

Net interest income                                      2,805,482        2,366,132

Provision for loan losses                                  200,000           93,750
                                                        ----------       ----------

Net interest income after provision for loan losses      2,605,482        2,272,382
                                                        ----------       ----------

Non-interest Income
   Service charges and fees                                798,227          551,051
   Miscellaneous income                                      5,735            3,174
   Investment securities losses                             (1,250)          (9,132)
                                                        ----------       ----------
                                                           802,712          545,093
                                                        ----------       ----------

Non-interest expense
   Salaries                                              1,006,532          845,701
   Employee benefits                                       265,633          198,950
   Occupancy                                               386,704          405,751
   Other operating expenses                                627,350          603,707
                                                        ----------       ----------
                                                         2,286,219        2,054,109
                                                        ----------       ----------

Income before income taxes                               1,121,975          763,366

Provision for income taxes                                 440,000          277,000
                                                        ----------       ----------

Net Income                                              $  681,975       $  486,366
                                                        ==========       ==========
   Weighted average number of common
     shares outstanding                                  1,820,368        1,542,368
                                                        ==========       ==========

   Basic income per share                               $     0.37       $     0.32
                                                        ==========       ==========

See notes to consolidated financial statements.

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                     Consolidated Statements of Cash Flows

                                  (Unaudited)

                                                                                  Three Months Ended March 31,
                                                                                     1998              1997
                                                                                 ------------      ------------
Cash flows from operating activities
Net Income                                                                       $    681,975      $    486,366
  Adjustments to reconcile net income to net cash
    provided by operating activities
    Depreciation and amortization                                                     246,700           249,555
    Provision for loan losses                                                         200,000            93,750
    Loss on sale of investment securities                                               1,250             9,132
    Amortization of premium (accretion of discount) on investment securities            4,132           (21,693)
    Loss (gain) on sale of other real estate                                           (1,624)           24,009
    Real estate loans originated for sale                                          (9,622,560)       (3,208,600)
    Proceeds from sale of real estate loans                                        10,395,610         3,686,058
    Net (increase) decrease in accrued interest receivable                             (3,329)           55,686
    Net (increase) decrease in prepaid expenses                                        (7,927)           16,164
    Net (increase) decrease in other assets                                           234,679          (129,784)
    Net increase (decrease) in accrued interest and other liabilities                 (81,412)          356,133
                                                                                 ------------      ------------
                  Net cash provided by operating activities                         2,047,494         1,616,776
                                                                                 ------------      ------------

Cash flows from investing activities
    Proceeds from sales and maturities of investment securities                     5,371,110         4,472,659
    Purchase of investment securities                                              (5,277,688)      (10,837,453)
    Net increase in loans                                                         (10,903,246)       (8,338,253)
    Net purchase of premises and equipment                                           (428,214)         (162,852)
    Proceeds from sale of other real estate                                           197,664           110,306
    Proceeds from sale of premises and equipment                                       28,163
                                                                                 ------------      ------------
                  Net cash used in investing activities                           (11,012,211)      (14,755,593)
                                                                                 ------------      ------------
Cash flows from financing activities
    Net increase in deposits                                                       16,860,227        19,438,572
    Net increase in federal funds purchased and securities
      sold under repurchase agreements                                                845,779         1,086,615
    Payments on notes and bonds payable                                              (500,000)          (13,333)
    Payment on FHLB advances                                                       (4,000,000)
                                                                                  ------------      ------------
                  Net cash provided by financing activities                        13,206,006        20,511,160
                                                                                 ------------      ------------
                  Net increase in cash and cash equivalents                         4,241,289         7,373,037

Cash and cash equivalents at beginning of period                                   13,169,983        12,070,857
                                                                                 ------------      ------------
Cash and cash equivalents at end of period                                       $ 17,411,272      $ 19,443,894
                                                                                 ============      ============

See notes to consolidated financial statements.

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

              Notes to Condensed Consolidated Financial Statements

                      March 31, 1998 and December 31, 1997


Note 1 - Basis of Presentation

The accompanying financial statements include the accounts of Georgia Bank Financial Corporation and its wholly-owned subsidiary, Georgia Bank & Trust Company. Significant intercompany transactions and accounts are eliminated in the consolidation.

The financial statements for the three months ended March 31, 1998 and 1997 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations and cash flows for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations are not necessarily indicative of the results of operations which the Company may achieve for the entire year.


Note 2- Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement 130). Statement 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The Company adopted Statement 130 effective January 1, 1998. The primary component of the differences between net income and comprehensive income for the Company is net unrealized gains on securities. Total comprehensive income for the three months ended March 31, 1998 was $689,279 compared to $192,063 for the three months ended March 31, 1997.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (Statement 131). Statement 131 is effective for financial statements for years ending after December 15, 1997. The Company does not have any separate segments that are considered material.


Note 3 - Derivatives Disclosure

In January 1997, the Securities and Exchange Commission approved rule amendments (the Release) regarding disclosures about derivative financial instruments, other financial instruments and derivative commodity instruments. The Release requires inclusion in the footnotes to the financial statements of extensive detail about the accounting for derivative financial instruments and derivative commodity instruments. The Company does not currently utilize derivative financial instruments, therefore no such disclosures are included.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Income
----------

The Company's net income was $682,000 for the first quarter of 1998, an increase of $196,000 (40.2%) compared to net income of $486,000 for the first quarter of 1997. Earnings per share were $0.37 in the first quarter of 1998 compared to $0.32 for the first quarter 1997, an increase of 16%. The increase in earnings per share was reduced as a result of a secondary offering in the third quarter of 1997 in which the Company sold 278,000 shares of common stock. Total assets increased to $266 million, an increase of $14 million (5.6%) from year end 1997 and $29 million (12.3%) from March 31, 1997.

The increase in net income resulted primarily from an increase in net interest income of $439,000 and an increase in non-interest income of $258,000. The Company's provision for loan losses during the quarter was $200,000 (an increase of $106,000 over the first quarter of 1997) and non-interest expense increased $232,000. Income before income taxes increased $359,000 (47.1%) and was partially offset by an increase in income tax expense of $163,000.

The return on average assets for the Company was 1.06% for the quarter ended March 31, 1998, compared to 0.86% for the same period last year. The return on average equity for the period was 11.27%, compared to 11.83% for the comparable period in 1997.

Net Interest Income
-------------------

Net interest income increased $439,000 (18.6%) during the first quarter over the comparable period in 1997, primarily due to increases in interest earning asset balances. Interest earning assets were $241.8 million at March 31, 1998, an increase of $14.2 million (6.3%) over year end 1997 and $29.8 million (14.0%) over March 31, 1997. Loans, the highest yielding component of interest earning assets, were $182.5 million, an increase of $10.0 million (5.8%) over year end 1997 and $39.4 million (27.5%) over March 31, 1997. Investments in securities were $54.2 million, a decrease of $0.1 million (0.2%) from year end and $8.9 million (14.1%) from March 31, 1997. Federal Funds sold increased over year end by $4.3 million, but decreased $0.6 million from March 31, 1997. The increase in Federal Funds sold during the first quarter of 1998 is attributable to growth in both non-interest and interest-bearing deposits. This growth in Federal Funds sold is temporary as most of these assets are expected to be reinvested in higher yielding loans and securities.

Interest Income
---------------

Interest income increased $66,000 (1.3%) for the first quarter of 1998 from the fourth quarter of 1997 and increased $762,000 (17.5%) over the comparable quarter in 1997. Interest income on loans increased $143,000 (2.8%) for the first quarter when compared to fourth quarter 1997, and increased $895,000 (26.9%) over the comparable quarter of 1997. Interest income earned on investment securities decreased $56,000 (6.4%) for the quarter from the fourth quarter of 1997 and $151,000 (15.6%) from the first quarter of 1997 as a result of lower volumes created when securities were sold to provide funds for higher yielding loans. Interest income from Federal Funds sold decreased during the quarter from fourth quarter 1997 levels. A further decrease is anticipated as these assets are reinvested in higher yielding loans and investment securities.

Interest Expense
----------------

Interest expense totaled $2.3 million for the first quarter of 1998, an amount equal to the fourth quarter of 1997, and an increase of $322,000 (16.2%) over the comparable quarter in 1997. The equal comparison with the fourth quarter is the result of an increase in interest-bearing deposits offset by lower rates while the increase above the first quarter of 1997 is the result of higher volumes of interest-bearing deposits and an increase in rates. Interest-bearing balances were $186.8 million at March 31, 1998, an increase of $13.2 million (7.6%) for the first quarter over year end and $6.0 million (3.3%) over March 31, 1997.

Non-interest Income
-------------------

Non-interest income (excluding investment securities gains and losses) for the first quarter decreased $10,000 (1.2%) below the fourth quarter of 1997 but reflected an increase of $249,000 (45.0%) above the first quarter of 1997. The decrease from the fourth quarter is a result of slightly lower income from mortgage sales while the increase over the first quarter of 1997 reflects increases in commissions from retail investment sales, increases in secondary market mortgage sales and increased service charges and fees on deposit accounts as a result of volume and price increases.

Non-interest Expense
--------------------

Non-interest expense totaled $2.3 million for the first quarter of 1998, a decrease of $100,000 (4.2%) below the fourth quarter of 1997 and an increase of $232,000 (11.3%) over the comparable period in 1997. The overall decrease from the fourth quarter of 1997 is the result of lower occupancy and other operating expenses even though salary and benefits expenses increased. Occupancy expense decreased $30,700 (7.3%) and other operating expenses decreased $118,000 (15.8%) while salaries and benefits expense increased $49,000 (4.0%) from the fourth quarter of 1997 to the first quarter of 1998. The overall increase from the comparable period in 1997 is attributable to increases in salary and benefits expenses of $227,000 (21.8%), a decrease in occupancy expense of $19,000 (4.7%) and an increase in other operating expenses of $24,000 (3.9%).

The decrease in non-interest expense from the previous quarter reflects a reduction in occupancy and other operating expenses while the increase in non-interest expense from the comparable period in 1997 is the result of the continued expansion in the Company's local market that is reflected in additions to staff and the operating expenses associated with operating seven banking offices and servicing the increased volumes of loans and deposits. Management continues to focus on expense control and improving operating efficiencies.

Income taxes
------------

Income taxes in the first quarter of 1998 totaled $440,000, an increase of $163,000 above the first quarter of 1997 as a result of increased income before taxes. Effective tax rates remained relatively comparable for the periods.

Asset quality
-------------

The table on page 12 shows the current and prior period amounts of non performing assets. Non-performing assets were $2.2 million at March 31, 1998, compared to $2.1 million at December 31, 1997 and $1.6 million at March 31, 1997. The ratio of non-performing assets to total loans and other real estate was 1.22% at March 31, 1998, down from 1.37% at December 31, 1997 and up from 1.09% at March 31, 1997. Reduction of non-performing assets continues to be a management priority.

Loans past due 90 days or more and still accruing increased to $201,000, up from $15,000 at December 31, 1997 and down from $343,000 at March 31, 1997. Based upon information available to it, management believes that the value of collateral securing each loan is sufficient to cover principal and interest.

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management's analysis of potential risk in the loan portfolio. The amount of the loan loss provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the reserve in a given period, and assessment of present and anticipated economic conditions. A provision for losses in the amount of $200,000 was charged to expense for the first quarter ended March 31, 1998.
This increase in the loan loss provison was taken in recognition of the continuing growth in the level of loans outstanding. When considered with recoveries of $10,000 and charge-offs of $108,000, the allowance for loan losses increased $102,000 during the first quarter. At March 31, 1998, the ratio of allowance for loan losses to total loans was 1.21%, compared to 1.22% at December 31, 1997 and 1.09% at March 31, 1997. Management considers the current allowance for loan losses appropriate based upon its analysis of the potential risk in the portfolio, although there can be no assurance that the assumptions underlying such analysis will continue to be correct.

Liquidity and Capital Resources
-------------------------------

The Company's liquidity remains adequate to meet operating and loan funding requirements. The loan to deposit ratio at March 31, 1998 was 80.36% compared to 82.0% at December 31, 1997 and 66.48% at March 31, 1997. This decrease in the loan to deposit ratio during the first quarter of 1998 is the result of deposit balances increasing in greater proportion to loans as deposit balances increased $16.9 million while loans increased $10.0 million. The loan to deposit ratio increased when compared to March 31, 1997 as loans increased faster ($39.4 million) than deposit balances ($11.9 million). The Company also utilizes the Federal Home Loan Bank as a source of funds and had $5.0 million borrowed at March 31, 1998 and $9.0 million borrowed at December 31, 1997. The Company had no Federal Home Loan Bank borrowings outstanding at March 31, 1997.

Shareholders' equity to total assets was 9.23% at March 31, 1998, compared to 9.46% at December 31, 1997. This decrease reflects the $13.8 million growth of total assets during the first quarter. The capital of the Company and the Bank exceeded all required regulatory guidelines at March 31, 1998. The Company's Tier 1 risk-based, total risk-based and the leverage capital ratios were 11.97%, 13.08% and 9.28%, respectively, at the end of the first quarter of 1998. The schedule on page 12 reflects the current capital levels in more detail, including comparisons to regulatory requirements.

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

                      GEORGIA BANK FINANCIAL CORPORATION
                          CONSOLIDATED FINANCIAL DATA
                            (Dollars in Thousands)
                                  (Unaudited)

                                                          Three Months Ended March 31,
                                                       ----------------------------------
PROFITABILITY                                           1998                        1997
-------------                                          ------                      ------
Return on average assets *                               1.06%                       0.86%

Return on average equity *                              11.27%                      11.83%

ALLOWANCE FOR LOAN LOSSES
-------------------------
Beginning balance, January 1                           $2,097                      $1,468
Provision charged to expense                              200                          94
Recoveries                                                 10                          28
Loans charged off                                         108                          26
Ending balance, March 31                               $2,199                      $1,564


NON-PERFORMING ASSETS                 March 31,               December 31,               March 31,
---------------------                   1998                     1997                      1997
Non-accrual loans                       $2,140                   $2,092                   $1,536
Other real estate owned                     79                      275                       27
Restructured loans                          --                       --                       --
                                        ------                   ------                   ------
Total non-performing assets             $2,219                   $2,367                   $1,563
                                        ======                   ======                   ======
LOANS PAST DUE 90 DAYS OR
MORE AND STILL ACCRUING                 $  201                   $   15                   $  343
                                        ======                   ======                   ======

*  Annualized

                      GEORGIA BANK FINANCIAL CORPORATION
                                      AND
                         GEORGIA BANK & TRUST COMPANY
                        REGULATORY CAPITAL REQUIREMENTS
                                MARCH 31, 1998
                            (Dollars in Thousands)

                                                Actual                      Required                    Excess
                                          Amount      Percent          Amount     Percent          Amount    Percent
                                          -------------------          ------------------          -----------------
GEORGIA BANK FINANCIAL CORPORATION
Risk-based capital:
   Tier 1 capital                         23,794        11.97%          7,950        4.00%         15,844       7.97%
   Total capital                          25,993        13.08%         15,900        8.00%         10,093       5.08%
Tier 1 leverage ratio                     23,794         9.28%         10,257        4.00%         13,537       5.28%

GEORGIA BANK & TRUST COMPANY
Risk-based capital:
   Tier 1 capital                         22,277        11.32%          7,865        4.00%         14,412       7.32%
   Total capital                          24,476        12.45%         15,731        8.00%          8,745       4.45%
Tier 1 leverage ratio                     22,277         8.73%         10,204        4.00%         12,073       4.73%

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

                                       GEORGIA BANK FINANCIAL CORPORATION



Date:  May 8, 1998                     By: /s/ Ronald L. Thigpen
      -------------                        ---------------------
                                           Ronald L. Thigpen Executive Vice
                                           President, Chief Operating Officer
                                           (Duly Authorized Officer of
                                           Registrant and Principal Financial
                                           Officer)