Form 10QSB
period 1998-06-30
GEORGIA BANK FINANCIAL CORP /GA
filed 1998-08-10
CIK 880116

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)

 X       Quarterly Report under Section 13 or 15(d) of the Securities Exchange
---      Act of 1934
         For the quarterly period ended June 30, 1998.

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

1,820,368 shares of common stock, $3.00 par value per share, issued and outstanding as of June 30, 1998.

  Transitional Small Business Disclosure Format (check one): Yes     No  X
                                                                 ---    ---

                      GEORGIA BANK FINANCIAL CORPORATION
                                  FORM 10-QSB
                                     INDEX

                                                                                          PAGE

PART I
       Item 1.    Financial Statements (Unaudited)

                  Consolidated Balance Sheets as of June 30, 1998 and
                  December 31, 1997                                                          3
                  Consolidated Statements of Income for the quarters
                  ended June 30, 1998 and June 30, 1997 and the
                  six months ended June 30, 1998 and June 30, 1997                           4
                  Consolidated Statements of Cash Flows for the
                  six months ended June 30, 1998 and June 30, 1997                           5
                  Notes to Consolidated Financial Statements                                 6

        Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                              7

PART II  Other Information
        Item 1.   Legal Proceedings                                                          *
        Item 2.   Changes in Securities                                                      *
        Item 3.   Defaults Upon Senior Securities                                            *
        Item 4.   Submission of Matters to a Vote of Security-Holders                        14
        Item 5.   Other Information                                                          *
        Item 6.   Exhibits and Reports on Form 8-K                                           *

SIGNATURE                                                                                    16

* No information submitted under this caption

                                     PART I
                             FINANCIAL INFORMATION

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                          Consolidated Balance Sheets
                                  (Unaudited)
                                    ASSETS

                                                                           June 30,                December 31,
                                                                            1998                      1997
                                                                        ------------               ------------

Cash and due from banks                                                 $ 10,267,192               $ 12,309,983
Federal funds sold                                                         8,180,000                    860,000
                                                                        ------------               ------------
  Cash and cash equivalents                                               18,447,192                 13,169,983

Investment Securities
   Available-for-sale                                                     52,306,383                 50,428,295
   Held-to-maturity (market values of
       $3,474,530 and $3,948,755, respectively)                            3,421,384                  3,892,304

Loans                                                                    189,605,370                172,430,560
   Allowance for loan losses                                              (2,395,009)                (2,097,036)
                                                                        ------------                -----------
                                                                         187,210,361                170,333,524

Premises and equipment, net                                               10,784,998                  9,895,090
Accrued interest receivable                                                1,922,996                  1,643,476
Prepaid expenses                                                             397,511                    447,395
Intangible assets                                                            677,434                    738,977
Other assets                                                               1,518,905                  1,681,815
                                                                        ------------               ------------
                                                                        $276,687,164               $252,230,859
                                                                        ============               ============

                                          LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Non-interest bearing                                                  $ 39,838,780               $ 36,596,135
  Interest bearing
    NOW accounts                                                          29,036,041                 26,323,128
    Savings                                                               72,936,644                 62,506,983
    Money management accounts                                             11,318,905                 10,413,159
    Time deposits over $100,000                                           35,720,106                 35,600,295
    Other time                                                            45,402,521                 38,752,078
                                                                         -----------                -----------
                                                                         234,252,997                210,191,778
Federal funds purchased and securities sold
  under repurchase agreements                                              5,114,184                  5,938,111
Accrued interest and other liabilities                                     2,195,410                  2,241,520
Advances from Federal Home Loan Bank                                       9,000,000                  9,000,000
Other borrowed funds                                                         900,000                  1,000,000
                                                                         -----------                -----------
     Total liabilities                                                   251,462,591                228,371,409
                                                                         -----------                -----------

Stockholders' equity
  Common Stock, par value $3.00; 10,000,000 shares
     authorized; shares issued and outstanding of
     1,820,368 in 1998 and 1997                                            5,461,104                  5,461,104
  Additional paid in capital                                              14,440,355                 14,440,355
  Retained Earnings                                                        5,310,463                  3,919,255
  Accumulated other comprehensive
     income                                                                   12,651                     38,736
                                                                          ----------                 ----------
          Total stockholders' equity                                      25,224,573                 23,859,450
                                                                          ----------                 ----------
                                                                        $276,687,164               $252,230,859
                                                                        ============               ============
See notes to consolidated financial statements.

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

                       Consolidated Statements of Income

                                  (Unaudited)

                                                   Three Months Ended                             Six Months Ended
                                                         June 30,                                      June 30,
                                           ----------             ----------             ----------               ----------
                                              1998                   1997                    1998                    1997
                                           ----------             ----------             -----------              ----------
Interest Income
   Loans                                   $4,411,777             $3,637,013             $ 8,631,263              $6,960,750
   Investment securities                      794,322                930,806               1,609,932               1,897,726
   Federal funds sold                         136,747                 59,476                 216,275                 121,626
                                           ----------             ----------              ----------              ----------
                                            5,342,846              4,627,295              10,457,470               8,980,102
                                           ----------             ----------              ----------              ----------
Interest Expense
   Deposits                                 2,279,384              2,056,499               4,382,719               4,026,427
   Federal funds purchased and
     securities sold under
     repurchase agreements                     49,608                 26,379                 116,740                  40,330
   Loans and borrowings                       135,188                 60,677                 273,863                  63,473
                                           ----------             ----------              ----------              ----------
                                            2,464,180              2,143,555               4,773,322               4,130,230
                                           ----------             ----------              ----------              ----------

Net Interest Income                         2,878,666              2,483,740               5,684,148               4,849,872

Provision for loan losses                     180,000                370,262                 380,000                 464,012
                                           ----------             ----------              ----------              ----------

Net interest income after
  provision for loan losses                 2,698,666              2,113,478               5,304,148               4,385,860
                                           ----------             ----------              ----------              ----------

Non-interest Income
   Service charges and fees                   876,322                578,072               1,674,549               1,129,123
   Miscellaneous income                         6,421                 10,750                  12,156                  13,924
   Investment securities losses                (3,833)                (9,208)                 (5,083)                (18,340)
                                           ----------             ----------              ----------              ----------
                                              878,910                579,614               1,681,622               1,124,707
                                           ----------             ----------              ----------              ----------

Non-interest expense
   Salaries                                 1,063,293                861,989               2,069,825               1,707,690
   Employee benefits                          273,757                227,324                 539,390                 426,274
   Occupancy                                  399,626                388,924                 786,330                 794,675
   Other operating expenses                   703,667                622,594               1,331,017               1,226,301
                                           ----------             ----------              ----------              ----------
                                            2,440,343              2,100,831               4,726,562               4,154,940
                                           ----------             ----------              ----------              ----------

Income before taxes                         1,137,233                592,261               2,259,208               1,355,627

Provision for income taxes                    428,000                 55,488                 868,000                 332,488
                                           ----------             ----------              ----------              ----------

Net Income                                 $  709,233             $  536,773             $ 1,391,208              $1,023,139
                                           ==========             ==========             ===========              ==========

   Weighted average common shares
     outstanding                            1,820,368              1,542,368               1,820,368               1,542,368

   Basic income per share                       $0.39                  $0.35                   $0.76                   $0.66
                                           ==========             ==========             ===========               ==========

See notes to consolidated financial statements.

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                                Six Months Ended June 30,
                                                                             1998                       1997
                                                                        ------------                 ------------
Cash flows from operating activities
Net Income                                                              $  1,391,208                 $  1,023,139
  Adjustments to reconcile net income
     to net cash provided by operating
       activities
     Depreciation and amortization                                           501,884                      507,440
     Provision for loan losses                                               380,000                      464,012
     Loss on sale of  investment
       securities                                                              5,083                       18,340
     Loss (gain) on  disposal
       of premises and equipment                                             (21,632)                      12,175
     Amortization/accretion on premiums and
       discounts on investment securities                                     21,375                      (18,314)
     Loss (gain) on sale
       of other real estate                                                   (2,824)                      39,498
     Real estate loans
       originated for sale                                               (19,538,140)                  (5,767,500)
     Proceeds from sale of
       real estate loans                                                  20,991,290                    5,928,008
     Net increase in accrued interest
       receivable                                                           (279,520)                     (28,051)
     Net decrease in prepaid expenses                                         49,884                       38,875
     Net increase in other assets                                            (52,545)                    (106,746)
     Net decrease in accrued interest and
       other liabilities                                                     (46,110)                     (88,048)
                                                                         -----------                  -----------
       Net cash provided by operating activities                           3,399,953                    2,022,828
                                                                         -----------                  -----------

Cash flows from investing activities
     Proceeds from sales and maturities of
       investment securities                                              11,796,729                   15,765,277
     Purchase of investment securities                                   (13,270,486)                 (12,966,968)
     Net increase in loans                                               (18,755,632)                 (20,422,407)
     Net purchase of premises and equipment                               (1,360,200)                  (1,440,919)
     Proceeds from sale of other real estate                                 277,970                      122,317
     Proceeds from sale of premises and equipment                             51,583                            -
                                                                         ------------                 ------------
       Net cash used in investing activities                             (21,260,036)                 (18,942,700)
                                                                         ------------                 ------------

Cash flows from financing activities
     Net increase in deposits                                             24,061,219                   13,262,692
     Net increase (decrease) in federal
      funds purchased and securities
      sold under repurchase agreements                                      (823,927)                     999,253
     Payments on notes and bonds payable                                    (100,000)                     (26,666)
     Proceeds from FHLB advances                                           4,000,000                    4,000,000
     Payment on FHLB advances                                             (4,000,000)                           -
                                                                        ------------                  ------------
      Net cash provided by financing activities                           23,137,292                   18,235,279
                                                                        ------------                  ------------
      Net increase in cash and cash equivalents                            5,277,209                    1,315,407

Cash and cash equivalents at beginning of period                          13,169,983                   12,070,857
                                                                        ------------                 ------------
Cash and cash equivalents at end of period                              $ 18,447,192                 $ 13,386,264
                                                                        ============                 ============
Supplemental disclosures of cash paid during the
  period for:
       Interest                                                         $  4,637,207                 $  4,218,278
                                                                        ------------                 ------------
       Income Taxes                                                     $  1,038,402                 $    555,000
                                                                        ============                 ============

See notes to consolidated financial statements.

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                      June 30, 1998 and December 31, 1997

Note 1 - Basis of Presentation

The accompanying financial statements include the accounts of Georgia Bank Financial Corporation and its wholly-owned subsidiary, Georgia Bank & Trust Company. Significant intercompany transactions and accounts are eliminated in the consolidation.

The financial statements for the three and six months ended June 30, 1998 and 1997 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations and cash flows for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations are not necessarily indicative of the results of operations which the Company may achieve for the entire year.


Note 2 - Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement 130). Statement 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The Company adopted Statement 130 effective January 1, 1998. The primary component of the differences between net income and comprehensive income for the Company is net unrealized gains and losses on investment securities. Total comprehensive income for the six months ended June 30, 1998 was $1,365,123 compared to $993,029 for the six months ended June 30, 1997. Total comprehensive income for the three months ended June 30, 1998 was $675,844 compared to $800,966 for the three months ended June 30, 1997.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (Statement 131). Statement 131 is effective for financial statements for years beginning after December 15, 1997. The Company does not have any separate segments that are considered material.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement
133). Statement 133 is effective for financial statements for all fiscal quarters beginning after June 15, 1999. The company does not believe the provisions of Statement 133 will have a significant impact on the financial statements upon adoption.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Performance Overview -- Net Income
----------------------------------

The Company's net income for the second quarter of 1998 was $709,000, which was an increase of $172,000 (32.0%) compared to net income of $537,000 for the second quarter of 1997. Earnings per share for the quarter were $0.39 in 1998 compared to $0.35 in 1997. Net income for the first six months of 1998 was $1,391,000, an increase of $368,000 (36.0%) above net income of $1,023,000 for the first six months of 1997. Total assets increased $10.6 million for the quarter to $276.7 million (4.0%) and reflect an increase of $24.5 million (9.7%) from year end 1997 and $41.5 million (17.7%) over June 30, 1997.

For the second quarter of 1998, as compared to the second quarter of 1997, the increase in net income resulted from an increase in net interest income of $395,000 and an increase in non-interest income of $299,000. The total of these increases in income were reduced by an increase in non-interest expense of $339,000. The provision for loan losses for the quarter was $180,000, a decrease from the prior year quarter of $190,000. The net impact of these changes was an increase in income before taxes of $545,000. However, the provision for income taxes increased to $428,000, up from $55,000 in the prior year period. The provision for income taxes in the prior year period reflected the determination by management that the valuation allowance for deferred taxes was no longer necessary. This determination was based on the nature of timing differences and levels of historical income, such that management believed it was more likely than not that the benefits of deductible differences would be realized.

The return on average assets for the Company was 1.05% for the six months ended June 30, 1998, compared to 0.89% for the same period last year. The return on average stockholders' equity was 11.34%, compared to 12.22% for the comparable period in 1997. The decline in return on average stockholders' equity reflects the dilution from the 278,000 shares sold in the secondary offering in the fall of 1997.

Net Interest Income
-------------------

Net interest income increased $394,926 (15.9%) over the second quarter of 1997 and $834,000 (17.2%) during the first six months over the comparable period in 1997, primarily due to increases in earning asset balances. Interest earning assets increased $47.7 million (21.3%) over the second quarter of 1997 and $23.9 million (10.0%) over December 31,1997. Loans, the highest yielding component of interest earning assets, increased $34.2 million (22.0%) over the comparable period in 1997 and $17.2 million (10.0%) over year end. Investment securities increased $1.3 million (2.4%) over the second quarter of 1997 and $1.4 million (2.6%) from year end. Federal Funds sold increased $7.1 million from June 30, 1997 and $7.3 million from year end 1997.

The Company's net interest margin through six months of 1998 is 4.78%, an increase over the 4.72% for the first six months of 1997. This increase is primarily the result of improvement in the earning asset mix (higher percentage of higher yielding loans) as the deposit mix (percentage of demand deposits and time deposits to total deposits) remained basically the same.

Interest Income
---------------

Interest income increased $716,000 (15.5%) over the second quarter of 1997. Interest income on loans increased $775,000 (21.3%) over the prior year second quarter. These increases are the result of significantly higher volumes. Interest income earned on investment securities decreased $136,000 (14.6%) over the comparable period in 1997. The volume of investment securities increased $1.4 million over the prior year quarter but interest income earned decreased as a result of a lower interest rate environment. Interest income from Federal funds sold increased from both comparable periods as deposit inflows were held temporarily in anticipation of continuing loan growth.

Interest Expense
----------------

Interest expense increased $320,000 (14.9%) over the second quarter of 1997. Interest expense on deposits increased $223,000 (10.8%) over the prior year second quarter. Interest expense on Federal funds purchased and securities sold under repurchase agreements increased $24,000 (92.3%) over the second quarter of 1997. Interest expense on loans and borrowings increased $74,000 (121.3%) over the comparable quarter in 1997. All increases reflect the higher levels of deposits, Federal funds purchased and securities sold under repurchase agreements, and loans and borrowings (Federal Home Loan Bank advances).

Non-interest Income
-------------------

Non-interest income (excluding investment securities gains and losses) for the second quarter was $883,000, an increase of $294,000 (50.0%) above the second quarter of 1997. This increase is the result of increases in the volumes of deposit accounts, fee income from origination and sale of mortgages in the secondary market and retail investment fee income. Demand deposits reflect an increase of $4.2 million over the comparable period in 1997. Total deposits increased $25.3 million (12.1%) over June 30, 1997. Fees from secondary mortgage market origination activities of $211,000 increased $178,000 (539.4%) over the second quarter of 1997. This increase reflects higher secondary market mortgage volume primarily as a result of the acquisition of Georgia Union Mortgage Company during the second quarter of 1997 and a continued favorable economic climate that supports both home sales and refinancings. Retail investment fee income was $40,000 for the second quarter of 1998. This product was initiated during the third quarter of 1997 so no comparison exists for the second quarter of 1997.

Non-interest Expense
--------------------

Non-interest expense totaled $2.4 million for the second quarter, an increase of $339,000 (16.1%) over the comparable period in 1997. Increases are attributable to increases in salary and benefits expense of $248,000 (22.8%) an increase in occupancy expense of $11,000 (2.8%) over the comparable quarter in 1997, and increases in other operating expenses of $81,000 (13.0%).

The increases are the result of the continued expansion in the Company's local market that is reflected in additions to staff and the higher occupancy and operating expense associated with operating seven full service offices and the resulting overall growth of the Company. The Company continues to add products that will increase profitability in the future. The increases in salary and benefits for both comparative periods is the result of the increases in secondary market mortgage originations and retail investment sales. Both of these activities compensate staff by commissions that are directly related to production volume. Expense control and improvement in operating efficiencies continues to be a primary focus of management. The Company's operating efficiency ratio (non-interest expense divided by the sum of net interest income and non-interest income) for the second quarter of 1998 was 64.8%, an improvement over 68.4% for the second quarter of 1997.

Income Taxes
------------

Income taxes in the second quarter of 1998 totaled $428,000 an increase of $373,000 from the comparable period in 1997. The increase from the prior year is primarily due to a tax benefit that was recorded in 1997 related to a decrease of $163,000 in the valuation allowance for deferred taxes. The Company has utilized all previous loss carry-forwards and now has a state income tax liability. Effective tax rates for 1998 will reflect an increase over prior years.

Asset Quality
-------------

The table on page 12 shows the current and prior period amounts of non-performing assets. Non-performing assets were $2.4 million at June 30, 1998, compared to $2.4 million at December 31, 1997 and $1.6 million at June 30, 1997. The ratio of non-performing loans to total loans and other real estate was 1.28% at June 30, 1998, compared to 1.37% at December 31, 1997 and 1.02% at June 30, 1997. The control and monitoring of non-performing assets continues to be management priority.

Loans past due 90 days or more and still accruing were $13,000 at June 30, 1998 compared to $15,000 at December 31, 1997 and $50,000 at June 30, 1997. Based upon the information available to it, management continues to believe that the value of the collateral securing each loan is sufficient to cover principal and interest.

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management's analysis of potential risk in the loan portfolio. The amount of the loan loss provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the allowance in a given period, and an assessment of present and anticipated economic conditions. A provision for losses in the amount of $180,000 was charged to expense for the quarter ended June 30, 1998. This provision for losses exceeded the net charge-offs for the second quarter which totaled $41,000. At June 30, 1998, the ratio of allowance for loan losses to total loans was 1.26%, an increase from 1.22% at December 31, 1997 and 1.19% at June 30, 1997. Management considers the current allowance for loan losses appropriate based upon its analysis of the potential risk in the portfolio, although there can be no assurance that the assumptions underlying such analysis will continue to be correct.

Liquidity and Capital Resources
-------------------------------

The Company's liquidity remains adequate to meet operating and loan funding requirements. The loan to deposit ratio at June 30, 1998 was 80.9% compared to 82.0% at December 31, 1997 and 74.4% at June 30, 1997. The level of the loan to deposit ratio at December 31, 1997 indicates that during the second half of 1997 loans increased more than deposits. However, during the second quarter of 1998 and for the first six months of 1998, deposits increased more than loans, thus improving liquidity. Loans increased $7.1 million during the quarter and $17.2 million during the first six months while deposits increased $7.5 million during the quarter and 24.1 million during the first six months.

Shareholders' equity to total assets was 9.12% at June 30, 1998 compared to 9.46% at December 31, 1997. This decrease is reflective of the growth experienced during the first six months of the year. The capital of the Company and the Bank exceeded all required regulatory guidelines at June 30, 1998. The Company's Tier 1 risk-based, total risk-based and the leverage capital ratios were 11.75%, 12.90%, and 9.01% respectively at June 30, 1998. The schedule on page 13 reflects the current regulatory capital levels in more detail, including comparisons to the regulatory minimums.

Other Matters
-------------

In July of 1996 and in October 1997, the Company made equity investments totaling $150,000 in Town Services, Inc., a previously closely-held third party company. The purpose of the investments was to provide working capital to Town Services, Inc. to acquire and implement a processing system for equipment and vehicle leasing. This system was then provided to the Bank to support the addition of equipment and vehicle leasing as one of the Bank's products. The Bank also utilized an automated asset management and financing (accounts receivable) system from Town Services, Inc.

Town Services, Inc. has designed and developed a system to electronically process in-house consumer credit transactions of small and medium size retail merchants. Based upon the acceptance and success of this product, Town Services, Inc. has grown significantly and is undertaking an initial public offering to provide additional capital to support its growth.

At June 30, 1998, the Company held 383,400 shares of Town Services, Inc. which are accounted for at cost and included in other assets in the Company's Consolidated Balance Sheet. Based upon the information available at the time of this filing, 4,000,000 shares were sold in a public offering at $8.00 per share on July 30, 1998. Based on this per share price, the market value of the Company's investment was $3,067,200 at the time of the initial offering. Under the conditions of the Offering, the Company cannot sell its shares for 180 days. The Company has not developed an opinion with regards to its intention to hold or sell this investment at the end of the 180 day period. No prior public market has existed for the stock and its market value is subject to all the circumstances that are reflected in the price volatility of similar offerings and the equity markets generally. Therefore, no assurances can be given or representation made as to the market value of the Company's investment in Town Services, Inc.

Year 2000 Issue
---------------

The Company recognizes the scope and potential problems associated with the Year 2000 compliance program. The Company has adopted a plan of action and has in place a team of key managers to define and implement steps that will solve the problem for all of the Company's mission critical systems and hardware. The Company has progressed through the awareness and assessment phases and is well into the renovation phase where the work is done to bring mission critical systems into compliance. Year 2000 upgrades to a number of systems have been accomplished. In addition to systems compliance, the Company has evaluated all significant credit relationships to determine any risks represented to the Company by the impact of Year 2000 on customer operations. Based on this evaluation, the Company is not aware of no more than the normal credit risk associated with these relationships and no special additions to the allowance for loan losses are believed to be necessary. Also, the Company has incorporated Year 2000 compliance into its Loan Policy and underwriting standards.

The management of the Company expects to incur expenses of approximately $350,000, of which $250,000 has been budgeted for 1998 and $100,000 for 1999, to modify it systems appropriately to accurately process information for the year 2000 and beyond.

The Company continues to evaluate appropriate courses of corrective action including replacement of certain systems whose associated costs would be recorded as assets and amortized. During the second quarter of 1998 the Company did charge earnings $20,000 to cover current expenses. Management expects that the costs to covert the Company's information systems to Year 2000 compliance will not have a material impact on the Company's consolidated financial statements or results of operation.

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

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                          CONSOLIDATED FINANCIAL DATA
                             (Dollars in Thousands)
                                  (Unaudited)

                                                      Six Months Ended June 30,
                                                   -----------------------------------
PROFITABILITY                                        1998                      1997
-------------                                      ---------                ----------
Return on average assets *                             1.05%                     0.89%

Return on average equity *                            11.34%                    12.22%

ALLOWANCE FOR LOAN LOSSES
-------------------------

Beginning balance, January 1                         $2,097                    $1,468
Provision charged to expense                            380                       464
Recoveries                                               67                        48
Loans charged off                                       149                       135
Ending balance, June 30                              $2,395                    $1,845

NON-PERFORMING ASSETS                 June 30, 1998          December 31, 1997          June 30, 1997
---------------------

Non-accrual loans                          $2,391                 $2,092                    $1,574
Other real estate owned                        46                    275                        11
Restructured loans                             --                     --                        --
                                           ------                 ------                    ------
Total non-performing assets                $2,437                 $2,367                    $1,585
                                           ======                 ======                    ======


LOANS PAST DUE 90 DAYS OR
MORE AND STILL ACCRUING                    $   13                 $   15                    $   50
                                           ======                 ======                    ======

*  Annualized

                                                GEORGIA BANK FINANCIAL CORPORATION
                                                                AND
                                                   GEORGIA BANK & TRUST COMPANY
                                                  REGULATORY CAPITAL REQUIREMENTS
                                                           JUNE 30, 1998
                                                      (DOLLARS IN THOUSANDS)

                                            Actual                        Required                   Excess
                                     Amount        Percent           Amount     Percent         Amount    Percent
                                 ----------------------------    -------------------------   ----------------------
GEORGIA BANK FINANCIAL CORPORATION

Risk-based capital:
   Tier 1 capital                  $24,535          11.75%           8,351        4.00%        16,184       7.75%
   Total capital                    26,930          12.90%          16,702        8.00%        10,228       4.90%
Tier 1 leverage ratio               24,535           9.01%          10,893        4.00%        13,642       5.01%


GEORGIA BANK & TRUST COMPANY

Risk-based capital:
   Tier 1 capital                 $23,035          11.15%           8,267        4.00%        14,768       7.15%
   Total capital                   25,430          12.30%          16,535        8.00%         8,895       4.30%
Tier 1 leverage ratio              23,035           8.51%          10,833        4.00%        12,202       4.51%

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

      (b)      Not applicable

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

       Not applicable

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

      (a) The Annual Meeting of Shareholders was held on April 22, 1998 at the Company's office located at 3530 Wheeler Road, Augusta, Georgia.

      (b) The following directors were elected for a term of one year and until a successor is duly qualified and elected:

                    William J. Badger
                    R. Daniel Blanton
                    William P. Copenhaver
                    Edward G. Meybohm
                    Travers W. Paine III
                    Robert W. Pollard, Jr.
                    Randolph R. Smith
                    Ronald L. Thigpen
                    John W. Trulock, Jr.

      (c) The following matters were voted on at the meeting as was previously identified in the Proxy materials forwarded to each shareholder:

           1. Proposal to elect the nine individuals nominated by management as Directors. Votes were cast as follows:

Director                      For     Against  Abstain
-------------------------  ---------  -------  -------

William J. Badger          1,549,214             610
R. Daniel Blanton          1,549,214             610
William P. Copenhaver      1,549,214             610
Edward G. Meybohm          1,549,214             610
Travers W. Paine, III      1,549,214             610
Robert W. Pollard, Jr.     1,549,214             610
Randolph R. Smith, M.D.    1,549,214             610
Ronald L. Thigpen          1,514,214             610
John W. Trulock, Jr.       1,514,214             610

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

                                GEORGIA BANK FINANCIAL CORPORATION



Date: August 10, 1998           By:  /s/ Ronald L.Thigpen
      ------------------             -------------------------
                                     Ronald L. Thigpen
                                     Executive Vice President, Chief Operating
                                     Officer (Duly Authorized Officer of
                                     Registrant and Principal Financial Officer)