Form 10QSB
period 1998-09-30
GEORGIA BANK FINANCIAL CORP /GA
filed 1998-11-12
CIK 880116

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB
(Mark One)

 X       Quarterly Report under Section 13 or 15(d) of the Securities Exchange
---      Act of 1934 For the quarterly period ended September 30, 1998.
                                                    ------------------

                                      or

       Transition Report under Section 13 or 15(d) of the Securities Exchange
---    Act of 1934 For the transition period from _______________ to
       ________________.

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

  1,820,368 shares of common stock, $3.00 par value per share, issued and outstanding as of September 30, 1998.

  Transitional Small Business Disclosure Format (check one): Yes       No   X
                                                                 -----    -----

                      GEORGIA BANK FINANCIAL CORPORATION
                                  FORM 10-QSB
                                     INDEX

                                                                          Page

Part I

  Item 1.  Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets as of September 30,
           1998 and December 31, 1997.                                     3
           Condensed Consolidated Statements of Income for the three
           months and nine months ended September 30, 1998 and
           September 30, 1997                                              4
           Condensed Consolidated Statements of Cash Flows for the
           nine months ended September 30, 1998 and September 30, 1997     5
           Notes to Consolidated Condensed Financial Statements            6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                   7


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

* No information submitted under this caption

                                    PART I

                             FINANCIAL INFORMATION

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                          Consolidated Balance Sheets
                                  (Unaudited)


      ASSETS
                                                                                   September 30,             December 31,
                                                                                       1998                      1997
                                                                             -----------------------------------------------
Cash and due from banks                                                                $ 10,672,908             $ 12,309,983
Federal funds sold                                                                        4,300,000                  860,000
                                                                             ----------------------    ---------------------
    Cash and cash equivalents                                                            14,972,908               13,169,983

Investment Securities
   Available-for-sale                                                                    59,812,294               50,428,295
   Held-to-maturity (market values of
       $3,546,778 and $3,948,755, respectively)                                           3,452,009                3,892,304

Loans                                                                                   195,671,188              172,430,560
   Allowance for loan losses                                                             (2,518,289)              (2,097,036)
                                                                             ----------------------    ---------------------
                                                                                        193,152,899              170,333,524

Premises and equipment, net                                                              11,146,191                9,895,090
Accrued interest receivable                                                               2,084,088                1,643,476
Prepaid expenses                                                                            399,106                  447,395
Intangible assets                                                                           646,663                  738,977
Other assets                                                                              1,301,135                1,681,815
                                                                             ----------------------    ---------------------
                                                                                       $286,967,293             $252,230,859
                                                                             ======================    =====================
         LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
     Non-interest bearing                                                              $ 36,732,726               36,596,135
     Interest bearing
        NOW accounts                                                                     32,463,207               26,323,128
        Savings                                                                          83,239,993               62,506,983
        Money management accounts                                                        10,972,002               10,413,159
        Time deposits over $100,000                                                      34,591,378               35,600,295
        Other time                                                                       43,352,395               38,752,078
                                                                             ----------------------    ---------------------
                                                                                        241,351,701              210,191,778
Federal funds purchased and securities sold
    under repurchase agreements                                                           6,242,820                5,938,111
Accrued interest and other liabilities                                                    2,031,393                2,241,520
Advances from Federal Home Loan Bank                                                      9,000,000                9,000,000
Other borrowed funds                                                                        900,000                1,000,000
                                                                             ----------------------    ---------------------
          Total liabilities                                                             259,525,914              228,371,409
                                                                             ----------------------    ---------------------

Stockholders' equity
  Common Stock, par value $3.00; 10,000,000 shares
     authorized; shares issued and outstanding of
     1,820,368 in 1998 and 1997                                                           5,461,104                5,461,104
  Additional paid in capital                                                             14,440,355               14,440,355
  Retained Earnings                                                                       6,085,908                3,919,255
  Accumulated other comprehensive income                                                  1,454,012                   38,736

          Total stockholders' equity                                                     27,441,379               23,859,450
                                                                             ----------------------    ---------------------
                                                                                       $286,967,293             $252,230,859
                                                                             ======================    =====================
See notes to consolidated financial statements.

                      GEORGIA BANK FINANCIAL CORPORATION
                       Consolidated Statements of Income
                                  (Unaudited)

                                                                Three Months Ended                       Nine Months Ended
                                                                   September 30,                           September 30,
                                                            1998                1997                 1998                1997
                                                        ------------        ------------        -------------       -------------
Interest Income
   Loans                                                  $4,596,021          $3,859,601          $13,227,284         $10,820,351
   Investment securities                                     866,322             891,423            2,476,254           2,789,149
   Federal funds sold                                         89,035              33,239              305,310             154,865
                                                        ------------        ------------        -------------       -------------
                                                           5,551,378           4,784,263           16,008,848          13,764,365
                                                        ------------        ------------        -------------       -------------
Interest Expense
   Deposits                                                2,353,723           2,095,638            6,736,442           6,122,065
   Federal funds purchased and securities sold
       under repurchase agreements                            40,476              38,062              157,216              78,392
   Loans and borrowings                                      141,024              59,113              414,887             122,586
                                                        ------------        ------------        -------------       -------------
                                                           2,535,223           2,192,813            7,308,545           6,323,043
                                                        ------------        ------------        -------------       -------------

Net Interest Income                                        3,016,155           2,591,450            8,700,303           7,441,322

Provision for loan losses                                    200,000              88,750              580,000             552,762
                                                        ------------        ------------        -------------       -------------

Net interest income after provision for loan losses        2,816,155           2,502,700            8,120,303           6,888,560
                                                        ------------        ------------        -------------       -------------

Non-interest Income
   Service charges and fees                                  940,923             771,782            2,615,472           1,900,905
   Miscellaneous income                                        8,373               6,200               20,529              20,124
   Investment securities gains (losses)                        9,422              (4,858)               4,339             (23,198)
                                                        ------------        ------------        -------------       -------------
                                                             958,718             773,124            2,640,340           1,897,831
                                                        ------------        ------------        -------------       -------------

Non-interest expense
   Salaries                                                1,096,717           1,011,944            3,166,542           2,719,634
   Employee benefits                                         277,736             226,194              817,126             652,468
   Occupancy                                                 426,918             438,610            1,213,248           1,233,285
   Other operating expenses                                  743,057             586,896            2,074,074           1,813,197
                                                        ------------        ------------        -------------       -------------
                                                           2,544,428           2,263,644            7,270,990           6,418,584
                                                        ------------        ------------        -------------       -------------

Income before income taxes                                 1,230,445           1,012,180            3,489,653           2,367,807

Provision for income taxes                                   455,000             374,000            1,323,000             706,488
                                                        ------------        ------------        -------------       -------------

Net Income                                                $  775,445          $  638,180          $ 2,166,653         $ 1,661,319
                                                        ============        ============        =============       =============

Earnings per common share:
   Weighted average number of common
     shares outstanding                                    1,820,368           1,542,368            1,820,368           1,542,368

   Net income per share                                        $0.43               $0.41                $1.19               $1.08
                                                        ============        ============        =============       =============


See notes to consolidated financial statements.

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                  Nine Months Ended September 30,
                                                                                    1998                  1997
                                                                                ------------          ------------
Cash flows from operating activities
Net Income                                                                      $  2,166,653          $  1,661,319
  Adjustments to reconcile net income to net cash
     provided by operating activities
     Depreciation and amortization                                                   778,222               783,505
     Provision for loan losses                                                       580,000               552,762
     Loss (gain) on sale of investment securities                                     (4,339)               23,198
     Loss (gain) on disposal of premises and equipment                               (21,760)               11,065
     Amortization of premium (accretion of discount) on investment securities         35,937               (28,445)
     Loss (gain) on sale of other real estate                                        (10,220)               39,886
     Real estate loans originated for sale                                       (33,240,554)          (15,431,000)
     Proceeds from sale of real estate loans                                      33,844,054            15,578,957
     Net (increase) decrease in accrued interest receivable                         (440,612)              138,600
     Net decrease (increase) in prepaid expenses                                      48,289               (78,461)
     Net (increase) in other assets                                                 (806,540)             (594,903)
     Net (decrease) increase in accrued interest and other liabilities              (210,127)              577,200
                                                                                ------------          ------------
         Net cash provided by operating activities                                 2,719,003             3,231,018
                                                                                ------------          ------------

Cash flows from investing activities
     Proceeds from sales and maturities of available for sale                     20,915,204            27,736,158
     Proceeds from maturities of held-to-maturity                                  1,151,577               217,565
     Purchase of investment securities                                           (28,714,733)          (22,727,742)
     Purchase of Georgia Union Mortgage, net of
         cash and cash equivalents                                                         -              (145,000)
     Net increase in loans                                                       (24,058,809)          (31,110,570)
     Net purchase of premises and equipment                                       (1,966,961)           (1,615,796)
     Proceeds from sale of other real estate                                         341,300               164,317
     Proceeds from sale of premises and equipment                                     51,712                     -
                                                                                ------------          ------------
         Net cash used in investing activities                                   (32,280,710)          (27,698,633)
                                                                                ------------          ------------
Cash flows from financing activities
     Net increase in deposits                                                     31,159,923            18,371,530
     Net increase in federal funds purchased and securities
         sold under repurchase agreements                                            304,709               153,135
     Payments on notes and bonds payable                                            (100,000)              (39,999)
     Proceeds from FHLB advances                                                   4,000,000             4,000,000
     Payment on FHLB advances                                                     (4,000,000)                    -
                                                                                ------------          ------------
         Net cash provided by financing activities                                31,364,632            22,484,666
                                                                                ------------          ------------
         Net increase (decrease) in cash and cash equivalents                      1,802,925            (1,982,949)
Cash and cash equivalents at beginning of period                                  13,169,983            12,070,857
                                                                                ------------          ------------
Cash and cash equivalents at end of period                                      $ 14,972,908          $ 10,087,908
                                                                                ============          ============
Supplemental disclosures of cash paid during the period for:
     Interest                                                                      7,469,412             6,487,120
     Income taxes                                                               $  1,506,402          $    873,000

See notes to consolidated financial statements.

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

              Notes to Condensed Consolidated Financial Statements

                    September 30, 1998 and December 31, 1997

Note 1 - Basis of Presentation

The accompanying financial statements include the accounts of Georgia Bank Financial Corporation and its wholly-owned subsidiary, Georgia Bank & Trust Company. Significant intercompany transactions and accounts are eliminated in the consolidation.

The financial statements for the three and nine months ended September 30, 1998 and 1997 are unaudited and have been prepared pursuant to the rules and
regulations of the Securities and Exchange Commission.   Certain information and
footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations and cash flows for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations are not necessarily indicative of the results of operations which the Company may achieve for the entire year.

Note 2 - Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement 130). Statement 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The Company adopted Statement 130 effective January 1, 1998. The primary component of the differences between net income and comprehensive income for the Company is net unrealized gains and losses on investment securities. Total comprehensive income for the nine months ended September 30, 1998 was 3,581,929 compared to $1,831,153 for the nine months ended September 30, 1997. Total comprehensive income for the three months ended September 30, 1998 was $2,216,806 compared to $838,124 for the three months ended September 30, 1997.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (Statement 131). Statement 131 is effective for financial statements for years beginning after December 15, 1997. The Company does not have any separate segments that are considered material.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities (Statement
133). Statement 133 is effective for financial statements for all fiscal quarters beginning after June 15, 1999. The company does not believe the provisions of Statement 133 will have a significant impact on the financial statements upon adoption.

In October 1998, the FASB issued Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage-Banking Enterprise, an amendment of FASB Statement No. 65" (SFAS 134). SFAS 134 is effective for the first quarter beginning after December 15, 1998. The Company does not believe the provisions of SFAS 134 will have a significant impact on the financial statements upon adoption.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Performance Overview -- Net Income
----------------------------------

The Company's net income for the third quarter of 1998 was $775,000, which was an increase of $137,000 (21.5%) compared to net income of $638,000 for the third quarter of 1997. Earnings per share for the quarter were $0.43 in 1998 compared to $0.41 in 1997. Net income for the first nine months of 1998 was $2,167,000, an increase of $506,000 (30.5%) above net income of $1,661,000 for the first nine months of 1997. Total assets increased $10.3 million for the quarter to $287.0 million (3.7%) and reflect an increase of $34.8 million (13.8%) from year end 1997 and $46.4 million (19.3%) over September 30, 1997.

For the third quarter of 1998, as compared to the third quarter of 1997, the increase in net income resulted from an increase in net interest income of $425,000 and an increase in non-interest income of $186,000. The total of these increases in income were reduced by an increase in non-interest expense of $280,000. The provision for loan losses for the quarter was $200,000, an increase from the prior year quarter of $89,000. The net impact of these changes was an increase in income before taxes of $218,000. However, the provision for income taxes increased to $455,000, up from $374,000 in the prior year period.

The return on average assets for the Company was 1.07% for the nine months ended September 30, 1998, compared to 0.96% for the same period last year. The return on average stockholders' equity was 11.49%, compared to 12.95% for the comparable period in 1997. The decline in return on average stockholders' equity reflects the dilution from the 278,000 shares sold in the secondary offering in the fall of 1997.

Net Interest Income
-------------------

Net interest income increased $425,000 (16.4%) over the third quarter of 1997 and $1.3 million (16.9%) during the first nine months over the comparable period in 1997, primarily due to increases in earning asset balances. Interest earning assets increased $44.6 million (20.4%) over September 30, 1997 and $35.6 million (15.6%) over December 31,1997. Loans, the highest yielding component of interest earning assets, increased $29.8 million (17.9%) over September 30, 1997 and $23.3 million (13.5%) over year end. Investment securities increased $10.8 million (20.1%) over September 30, 1997 and $9.0 million (16.6%) from year end. Federal Funds sold increased $4.1 million from September 30, 1997 and $3.4 million from year end 1997.

The Company's net interest margin through nine months of 1998 is 4.76%, an increase over the 4.73% for the first nine months of 1997. This increase is primarily the result of improvement in the earning asset mix (a higher percentage of higher yielding loans) as the deposit mix (percentage of demand deposits and time deposits to total deposits) remained basically the same.

Interest Income
---------------

Interest income increased $767,000 (16.03%) over the third quarter of 1997. Interest income on loans increased $736,000 (19.07%) over the prior year third quarter. These increases are the result of significantly higher volumes. Interest income earned on investment securities decreased $25,000 (2.8%) from the comparable period in 1997. The volume of investment securities increased $10.8 million over the prior year quarter but interest income earned decreased as a result of lower interest rates. Interest income from Federal funds sold increased from the third quarter of 1997 as deposit inflows were held temporarily in anticipation of continuing loan growth. Through nine months of 1998, interest income increased $2.2 million (16.3%) over the first nine months of 1997, again as a result of the higher volume of interest earning assets.

Interest Expense
----------------

Interest expense increased $342,000 (15.6%) over the third quarter of 1997. Interest expense on deposits increased $258,000 (12.3%) over the prior year third quarter. Interest expense on Federal funds purchased and securities sold under repurchase agreements increased $2,000 (5.3%) over the third quarter of 1997. Interest expense on loans and borrowings increased $82,000 (139%) over the comparable quarter in 1997. All increases reflect the higher levels of deposits, Federal funds purchased and securities sold under repurchase agreements, and loans and borrowings (Federal Home Loan Bank advances).
Interest expense through nine months of 1998 increased $985,000 (10.6%) over the comparable period in 1997.

Non-interest Income
-------------------

Non-interest income (excluding investment securities gains and losses) for the third quarter was $950,000, an increase of $172,000 (22.1%) above the third quarter of 1997. This increase is the result of increases in the volumes of deposit accounts and the related service charges, fee income from origination and sale of mortgages in the secondary market and retail investment fee income. Total deposits increased $27.3 million (12.8%) over September 30, 1997. Fees from secondary mortgage market origination activities of $264,000 increased $75,000 (39.7%) over the third quarter of 1997. This increase reflects higher secondary market mortgage volume generated as a result of a continued favorable economic climate that supports both home sales and refinancings. Retail investment fee income was $33,000 for the third quarter of 1998. This service was first initiated late in the third quarter of 1997 so no income comparison exists for the third quarter of 1997. Non-interest income increased $715,000 (37.2%) for the first nine months of 1998 when compared to the same period in 1997.

Non-interest Expense
--------------------

Non-interest expense totaled $2.5 million for the third quarter, an increase of $280,000 (12.4%) over the comparable period in 1997. Increases are attributable to increases in salary and benefits expense of $136,000 (11.0%) a decrease in occupancy expense of $12,000 (2.7%) from the comparable quarter in 1997, and increases in other operating expenses of $156,000 (26.6%). A portion of the increases in other operating expenses is attributable to the expenses associated with consolidating the audit, bookkeeping, computer, credit administration, deposit operations, human resources, loan operations and security departments in newly renovated buildings located across the street from the Company's main office location. Through nine months of 1998, non-interest expense increased $852,000 (13.3%) over the comparable period in 1997.

Overall, the increases in non-interest expense reflect continued growth in the Company's local market share that requires additions to staff and operating expenses associated with operating and supporting the growth of the Company's seven full service offices. The Company continues to add products that will increase profitability in the future. The increases in salary and benefits for both the three and nine month comparative periods is the result of the increases in secondary market mortgage originations and retail investment sales. Both of these activities compensate staff by commissions that are directly related to the revenue produced. Expense control and improvement in operating efficiencies continues to be a primary focus of management. The Company's operating efficiency ratio (non-interest expense divided by the sum of net interest income and non-interest income) for the third quarter of 1998 was 64.2%, an improvement over 67.2% for the third quarter of 1997.

Income Taxes
------------

Income taxes in the third quarter of 1998 totaled $455,000, an increase of $81,000 from the comparable period in 1997. The Company has utilized all previous tax credit carry-forwards for state tax purposes and now has a state income tax liability. As a result, effective tax rates for 1998 will continue to reflect an increase over prior years.

Asset Quality
-------------

The table on page 13 shows the current and prior period amounts of non-performing assets. Non-performing assets were $1.9 million at September 30, 1998, compared to $2.4 million at December 31, 1997 and $1.4 million at September 30, 1997. The ratio of non-performing loans to total loans and other real estate was 1.22% at September 30, 1998, compared to 1.37% at December 31, 1997 and 0.87% at September 30, 1997. The control and monitoring of non-performing assets continues to be a management priority.

Loans past due 90 days or more and still accruing were $396,000 at September 30, 1998 compared to $15,000 at December 31, 1997 and $110,000 at September 30, 1997. Based upon the information available to it, management continues to believe that the value of the collateral securing each loan is sufficient to cover principal and interest.

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management's analysis of potential risk in the loan portfolio. The amount of the loan loss provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the allowance in a given period, and an assessment of present and anticipated economic conditions. A provision for losses in the amount of $200,000 was charged to expense for the quarter ended September 30, 1998. This provision for losses exceeded the net charge-offs for the third quarter which totaled $77,000. At September 30, 1998, the ratio of allowance for loan losses to total loans was 1.29%, an increase from 1.22% at December 31, 1997 and 1.13% at September 30, 1997. Management considers the current allowance for loan losses appropriate based upon its analysis of the potential risk in the portfolio, although there can be no assurance that the assumptions underlying such analysis will continue to be correct. Management does, however, anticipate continued increases in the allowance for loan losses in response to the generally accepted forecast of a weakening economy in 1999. These increases would be intended to provide for any deterioration that could occur in overall asset quality attributable to weaker general economic conditions.


Liquidity and Capital Resources
-------------------------------

The Company's liquidity remains adequate to meet operating and loan funding requirements. The loan to deposit ratio at September 30, 1998 was 81.1% compared to 82.0% at December 31, 1997 and 77.5% at September 30, 1997. The level of the loan to deposit ratio at December 31, 1997 indicates that during the second half of 1997 loans increased more than deposits. However, during the first nine months of 1998, deposits increased more than loans, thus improving liquidity. Loans increased $6.1 million during the third quarter and $23.2 million during the first nine months while deposits increased $7.1 million during the quarter and $31.2 million during the first nine months.

Shareholders' equity to total assets was 9.56% at September 30, 1998 compared to 9.46% at December 31, 1997. This increase reflects the profitability experienced during the first nine months of the year and the increased value of the equity investment in Towne Services Inc. discussed in "Other Matters." The capital of the Company and the Bank exceeded all required regulatory guidelines at September 30, 1998. The Company's Tier 1 risk-based, total risk-based and the leverage capital ratios were 11.76%, 12.91%, and 9.09%, respectively, at September 30, 1998. The schedule on page 14 reflects the current regulatory capital levels in more detail, including comparisons to the regulatory minimums.

Other Matters
-------------

In July of 1996 and in October 1997, the Company made equity investments totaling $150,000 in Towne Services, Inc., a previously closely-held third party company. Through June 30, 1998, this investment of $150,000 was recorded as an other asset on the Company's balance sheet. The purpose of the investments was to provide working capital to Towne Services, Inc. to acquire and implement a processing system for equipment and vehicle leasing. This system was then provided to the Bank to support the addition of equipment and vehicle leasing as one of the Bank's products. The Bank also utilized an automated asset management and financing (accounts receivable) system from Towne Services, Inc.

Towne Services, Inc. has designed and developed a system to electronically process in-house consumer credit transactions of small and medium size retail merchants. Based upon the acceptance and success of this product, Towne Services, Inc. has grown significantly and in July 1998, Towne Services, Inc. sold 4,000,000 shares of common stock in an initial public offering to provide additional capital and support its growth. The shares were sold at $8.00 per share.

At September 30, 1998, the Company held 383,400 common shares of Towne Services, Inc. which are included in investment securities and categorized as available-for-sale in the Company's Consolidated Balance Sheet. Under the terms and conditions of the initial public offering, the Company cannot sell its shares in Towne Services, Inc. until January 29, 1999. The Company has not developed an opinion with regards to its intention to hold or sell this investment at the end of this 180 day period. No prior public market has existed for the stock and its market value is subject to all the circumstances that are reflected in the price volatility of similar offerings and the equity markets generally. Therefore, no assurances can be given or representation made as to the future market value of the Company's investment in Towne Services, Inc. At September 30, 1998 based upon the price per share of $5.50, the total market value of the Company's shares, included as investment securities available for sale, was $2,108,700.


Year 2000 Issue
---------------

The Company recognizes the scope and potential problems associated with the Year 2000 compliance program. The Company has adopted a plan of action and has in place a team of key managers to define and implement steps that will solve the problem for all of the Company's mission critical systems and hardware including embedded chip devices. The Company has progressed through the awareness, assessment and renovations phases and is well into the validation phase where testing is conducted and results analyzed to confirm the changes made to bring the affected system into compliance and that no new problems surface as a result of the changes. It is anticipated that validation of mission critical systems will be substantially complete by December 31, 1998. All remaining elements of the validation phase will be complete by March 31, 1999. In addition to systems compliance, the Company has evaluated all significant credit customer relationships to determine any risks represented to the Company by the impact of Year 2000 on customer operations. Based on this evaluation, the Company is not aware of more than the normal credit risk associated with these relationships and no special additions to the allowance for loan losses are believed to be necessary. Also, the Company has incorporated Year 2000 compliance into its Loan Policy, underwriting standards and loan documentation.

In addition to assessing the Company's information technology system and the risks of customer credit relationships, the Company has also assessed its electronic equipment, such as building security, environmental systems and other devices which contain embedded electronic circuits. With regards to these non-information technology systems, the Company anticipates Year 2000 compliance no later than March 31, 1999.

The management of the Company expects to incur expenses of approximately $400,000, of which $250,000 has been budgeted for 1998 and $150,000 for 1999, to modify its systems appropriately to accurately process information for the year 2000 and beyond. The Company continues to evaluate appropriate courses of corrective action including replacement of certain systems whose associated costs would be recorded as assets and amortized. Through September 30, 1998, the Company has incurred costs of $236,000 for the replacement of non-compliant hardware and software. Other ongoing costs such as personnel expense for testing is being expensed as incurred. Management expects that the costs to convert the Company's information systems to Year 2000 compliance will not have a material impact on the Company's consolidated financial statements or results of operation.

While not anticipated at this time, the Company could potentially experience disruptions to some aspects of its various activities and operations as a result of non-compliant systems utilized by the Company or unrelated third parties. Contingency plans are, therefore, under development to mitigate the extent of any such disruption to business operation. The Company contingency plans are expected to be substantially complete by March 31, 1999.


Cautionary Note Regarding Forward-Looking Statements
----------------------------------------------------

The Company may, from time to time, make written or oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission (the "Commission") and its reports to shareholders. Such forward-looking statements are made based on management's belief as well as assumptions made by, and information currently available to, management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, on deposit levels, loan demand, loan collateral values, securities portfolio values and interest rate risk management; the effects of competition in the banking business from other commercial banks, savings and loan associations, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in the Company's market area and elsewhere, including institutions operating through the Internet; changes in government regulations relating to the banking industry, including regulations relating to branching and acquisitions; failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans, changes in technology and other factors. The Company cautions that such factors are not exclusive. The Company does not undertake to update any forward-looking statements that may be made from time to time by, or on behalf of, the Company.

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                          CONSOLIDATED FINANCIAL DATA
                            (Dollars in Thousands)
                                  (Unaudited)

                                                            Nine Months Ended
                                                            -----------------
                                                              September 30,
                                                              -------------
PROFITABILITY                                         1998                     1997
-------------                                      ----------              ------------
Return on average assets *                              1.07%                     0.96%

Return on average equity *                             11.49%                    12.95%

ALLOWANCE FOR LOAN LOSSES
-------------------------

Beginning balance, January 1                          $2,097                    $1,468
Provision charged to expense                             580                       553
Recoveries                                                88                       115
Loans charged off                                        247                       266
Ending balance, September 30                          $2,518                    $1,870



NON-PERFORMING ASSETS               September 30, 1998       December 31, 1997        September 30, 1997
---------------------
Non-accrual loans                          $1,928                  $2,092                    $  282
Other real estate owned                        --                     275                        79
Restructured loans                             --                      --                     1,081
                                    -------------           -------------             -------------
Total non-performing assets                $1,928                  $2,367                    $1,442
                                    =============           =============             =============


LOANS PAST DUE 90 DAYS OR
MORE AND STILL ACCRUING                    $  396                  $   15                    $  110
                                    =============           =============             =============

*  Annualized

                      Georgia Bank Financial Corporation
                                      and
                         Georgia Bank & Trust Company
                        Regulatory Capital Requirements
                              September 30, 1998
                            (Dollars in Thousands)

                                               Actual                         Required                        Excess
                                        Amount        Percent            Amount      Percent            Amount      Percent
                                       -----------------------          ---------------------          ---------------------
Georgia Bank Financial Corporation

Risk-based capital:
   Tier 1 capital                      $25,340          11.76%           8,619          4.00%          16,721          7.76%
   Total capital                        27,858          12.91%          17,238          8.00%          10,620          4.91%
Tier 1 leverage ratio                   25,340           9.09%          11,151          4.00%          14,189          5.09%


Georgia Bank & Trust Company

Risk-based capital:
   Tier 1 capital                      $23,812          11.16%           8,537          4.00%          15,275          7.16%
   Total capital                        26,330          12.34%          17,074          8.00%           9,256          4.34%
Tier 1 leverage ratio                   23,812           8.60%          11,074          4.00%          12,738          4.60%

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

Item 5.      Other Information.

  None

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


                               GEORGIA BANK FINANCIAL CORPORATION



Date:  November 9, 1998        By:   /s/ Ronald L. Thigpen                     .
       ----------------            ---------------------------------------------
                                     Ronald L. Thigpen
                                     Executive Vice President, Chief Operating
                                     Officer (Duly Authorized Officer of
                                     Registrant and Principal Financial Officer)