Form 10KSB40
period 1998-12-31
GEORGIA BANK FINANCIAL CORP /GA
filed 1999-03-25
CIK 880116

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

X  Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act
-
of 1934 (Fee Required) for the fiscal year ended December 31, 1998 or

__ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) for the transition period from ____________ to
____________.

                        Commission File Number 0-24172
                                               -------

                      GEORGIA BANK FINANCIAL CORPORATION
            (Exact Name of Registrant as Specified in its Charter)

GEORGIA                                                  58-2005097
-------                                                  ----------
(State or Other Jurisdiction                             (I.R.S. Employer
of Incorporation or Organization                         Identification No.)

3530 Wheeler Road
Augusta, Georgia                                         30909
----------------                                         -----
(Address of Principal                                    (Zip Code)
Executive Office)

Registrant's Telephone Number, Including
  Area Code:                                             (706) 738-6990
                                                         --------------
Securities Registered Pursuant to
Section 12(b)of the Act:                                 None
                                                         ----

Securities Registered Pursuant to
 12(g) of the Act:

                    Common Stock, par value $3.00 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No   __
                                                 -

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

     Issuer's revenues for its most recent fiscal year.  $25,113,977.

     The number of shares outstanding of the Registrant's Common Stock, as of March 24, 1999 was 1,820,368.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 24, 1999, based on the last sale price of $27.25 per share on such date was approximately $23,824,674.

     Transitional Small Business Disclosure Format (check one):
Yes __      No  X
                -
     Incorporated Documents             Where Incorporated in Form 10-KSB
     ----------------------             ---------------------------------
1.  Certain portions of the Company's   Part III, Items 9, 10, 11 and 12
    Proxy Statement for Annual
    Meeting of Shareholders to be
    held on April 14, 1999.

                                    PART I


ITEM 1.   DESCRIPTION OF BUSINESS

GENERAL

     Georgia Bank Financial Corporation (the "Company") is a Georgia corporation that is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Company had total consolidated assets of $295.4 million, total deposits of $251.5 million and total stockholders' equity of $28.6 million at December 31, 1998. Through its wholly-owned subsidiary, Georgia Bank and Trust Company of Augusta (the "Bank"), the Company operates a total of seven banking offices in the greater Augusta area of Richmond and Columbia Counties, Georgia.

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

     The Bank was founded with an experienced management team, and that team has continued to expand with the growth of the Bank. The Bank's President and Chief Executive Officer, R. Daniel Blanton, and its Group Vice President and Director of Marketing, Patricia E. Leopard, have worked together for over nine years with the Bank and before that with a predecessor to First Union

National Bank, Georgia State Bank, for over 12 years. With the acquisition of First Columbia, the Bank obtained its Executive Vice President and Chief Operating Officer, Ronald L. Thigpen, who had served as Chief Executive Officer of First Columbia since 1991, and before that served in various capacities with First Union National Bank and its predecessors. J. Pierce Blanchard, Jr., Executive Vice President-Branch Administration/Business Development, joined the team in 1994. He previously served for six years as President of Citizens Bank & Trust Company in Evans, Georgia, and had prior experience with First Union National Bank and its predecessors. The Bank's senior loan officer, Tom C. McLaughlin, Group Vice President, has been associated with the Bank for eight years, and worked together previously with Mr. Blanton and Mrs. Leopard at Georgia State Bank, a predecessor to First Union National Bank.

MARKET AREA

     The Bank's market area includes Richmond and Columbia Counties and is centered in West Augusta. This area represents a significant portion of the Augusta-Aiken metropolitan area. Augusta-Aiken is one of 315 metropolitan statistical areas (MSA) in the United States and its 1996 population of 453,049 ranked 106th in the nation. The Augusta market area has a diversified economy based principally on health care, education, government, military, manufacturing, wholesale and retail trade concerns. Augusta is one of the leading medical centers in the Southeast with more than 25,000 people employed in the medical community. Significant medical facilities include the Medical College of Georgia, the University Hospital, Veteran's Administration Hospital, Dwight D. Eisenhower Hospital, Gracewood State School and Hospital, Columbia/Augusta Regional Hospital and St. Joseph's Hospital. Other major employers in the Augusta market area include the Fort Gordon military installation, E-Z Go (golf car manufacturer), International Paper Company (bleached paper board manufacturer), Thermal Ceramics (insulating material manufacturer), President Baking Company (cookie manufacturer), John P. King Manufacturing (textile manufacturer) and Club Car (golf car manufacturer). The area is served by Interstate 20, which connects it to Atlanta 140 miles to the west and Columbia, South Carolina, 70 miles to the east. Augusta is also served by a major commercial airport (Bush Field) and a commuter airport (Daniel Field). The average unemployment rate in 1997, for the Augusta-Aiken MSA, was 6.0% but dropped to 5.3% in the first three quarters of 1998. Between June 1989 and June 1998, total commercial bank and thrift deposits in Richmond County increased 7.5% from $1,803 million to $1,939 million, and total commercial bank and thrift deposits in Columbia County increased 134.5% from $229 million to $537 million. The demographic information as presented above is based upon information and estimates provided by the Selig Center for Economic Growth at the University of Georgia, Georgia Department of Labor and the Federal Deposit Insurance Corporation.

LENDING ACTIVITIES

General

     The Bank offers a wide range of lending services, including real estate, commercial and consumer loans, to individuals, and small to medium-sized businesses and professionals that are located in, or conduct a substantial portion of their business in, the Bank's market area. The Bank's total loans at December 31, 1998, were $209.0 million, or 76.2% of total earning assets. An analysis of the composition of the Bank's loan portfolio is set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Composition of Loan Portfolio."

Real Estate Loans

     Loans secured by real estate are the primary component of the Bank's loan portfolio, constituting $128.8 million, or 61.6% of the Bank's total loans, at December 31, 1998. These loans consist of commercial real estate loans, construction and development loans and residential real estate loans, but exclude home equity loans, which are classified as consumer loans. See "-Consumer Loans."

     Commercial Real Estate Loans. At December 31, 1998, the Bank held $67.2 million of commercial real estate loans of various sizes secured by office buildings, retail establishments, and other types of property. These commercial real estate loans represented 31.2% of the Bank's total loans at December 31, 1998. Loan terms are limited to seven years and often do not exceed three years, although the installment payments may be structured on a 20-year amortization basis. Interest rates may be fixed or adjustable, and tend to be fixed in the case of three-year term loans and adjustable in the case of five or seven year term loans. The Bank generally charges an origination fee. Management attempts to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 80%. In addition, the Bank requires personal guarantees from the principal owners of the property supported with an analysis by the Bank of the guarantors' personal financial statements in connection with a substantial majority of such loans. A number of the loans classified as commercial real estate loans are, in fact, commercial loans for which a security interest in real estate has been taken as additional collateral. These loans are subject to underwriting as commercial loans as described below. The Bank experienced no net loan charge offs on commercial real estate loans during 1998 and $19,000 or 0.03% of total commercial real estate loans during 1997.

     Construction and Development Loans. Construction and development real estate loans comprise $24.4 million, or 11.7% of the Bank's total loans at December 31, 1998. Of this segment, only $10.4 million, or 5.0% of total loans, are development loans. These are generally used to finance the development of residential subdivision infrastructures. The remaining $14.0 million, or 6.7% of total loans, represent residential construction loans.

     A construction and development loan portfolio represents special problems and risks. This level of construction and development loans are representative of the character of the Bank's market. Columbia County has been rated among the top five in the State of Georgia in population growth during each of the last four years. This growth has spawned a significant demand for residential housing in Columbia County. The Bank subjects this type of loan to underwriting criteria that include: certified appraisal and valuation of collateral; loan-to-value margins (typically not exceeding 75%); cash equity requirements; evaluations of borrowers' cash flows and alternative sources of repayment; and a determination that the market is able to absorb the project on schedule.

     To further reduce the risk related to construction and development loans generally, the Bank relies upon the long-standing relationships between its loan officers (particularly R. Daniel Blanton) and the developer and contractor borrowers. In most cases these relationships exceed ten or more years. The Bank targets seasoned developers and contractors who have experience in the local market. Various members of the Bank's Board of Directors have close contacts with the construction industry: Robert W. Pollard, Jr. owns and operates a lumber manufacturing company; E. G. Meybohm owns a prominent real estate brokerage firm; Larry S. Prather owns a utility and grading company and William J. Badger owns and operates a lumber company. Through these connections to the industry, the Bank attempts to monitor current economic conditions in the market place for residential real estate, and the financial standing and on-going reputation of its construction and development borrowers.

     Infrastructure development loans are generally made with an initial maturity of one year, although the Bank may renew the loan for up to two additional one-year terms to allow the developer to complete the sale of the lots comprising the property before requiring the payment of the related loan. These loans typically bear interest at a floating rate and the Bank typically charges an origination fee. These loans are repaid, interest only, on a monthly or quarterly basis until sales of lots begin, and then principal payments are made as each lot is sold at a rate allowing the Bank to be repaid in full by the time 75% of the lots have been sold. In order to reduce the credit risk associated with these loans, the Bank requires the project's loan to value ratio (on an as completed basis) to be not more than 70%. The Bank experienced no net loan charge offs on these loans during 1998 and 1997.

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

     Residential Loans. The Bank originates, on a selective basis, residential loans for its portfolio on single-and multi-family properties, both owner-occupied and non-owner-occupied. At December 31, 1998, the Bank held $34.9 million of such loans (exclusive of home equity loans), representing 16.7% of the Bank's loan portfolio, as compared to $30.5 million, or 17.8% of the Bank's loan portfolio at December 31, 1997. The growth in this portfolio is due to the relative importance of residential real estate lending in the Columbia County market. This portfolio includes, typically 15 or 25-year adjustable rate mortgage loans whose terms mirror those prevalent in the secondary market for mortgage loans or, less typically, floating rate non-amortized term loans for purposes other than acquisition of the underlying residential property. A limited number of fixed rate loans are maintained in the portfolio when there are compelling market reasons to do so. Generally, all fixed rate residential loans are sold into the secondary market.

     The Bank originates residential loans for sale into the secondary market, an activity that began with the acquisition of First Columbia. Residential real estate lending for the purpose of sale of such loans was further expanded with the acquisition of Georgia Union Mortgage Company in May of 1997. The Bank originates both fixed and variable rate residential mortgage loans for sale with servicing released. Loans originated for sale into the secondary market are approved for purchase by an investor prior to closing and the Bank takes no credit or interest rate risk with respect to these loans. The Bank generates loan origination fees, typically ranging from 1.0% to 1.5% of the loan balance, and servicing release fees, generally ranging from 0.25% to 0.75% of the loan balance, both of which are recognized as income when the loan is sold. The Bank limits interest rate and credit risk on these loans by locking the interest rate for each loan with the secondary investor and receiving the investor's underwriting approval prior to originating the loan.

Commercial Loans

     The Bank makes loans for commercial purposes in various lines of businesses. At December 31, 1998, the Bank held $36.0 million of these loans, representing 17.2% of the total loan portfolio, excluding for these purposes commercial loans secured by real estate. See "-Real Estate." Equipment loans are made for a term of up to five years (more typically three years) at fixed or variable rates, with the loan being fully amortized over the term and secured by the financed equipment with a loan-to-value ratio of 80% or less. Working capital loans are made for a term typically not exceeding one year. These loans are usually secured by accounts receivable or inventory, and principal is either repaid as the assets securing the loan are converted into cash, or principal is due at maturity. The Bank experienced net loan charge-offs on commercial loans of $98,000 during 1998 and $17,000 during 1997.

Consumer Loans

     The Bank makes a variety of loans to individuals for personal and household purposes, including secured and unsecured installment and term loans, home equity loans and lines of credit, and revolving lines of credit such as credit cards. At December 31, 1998, the Bank held $43.0 million of consumer loans, representing 20.6% of total loans. These loans typically carry balances of less than $25,000 and earn interest at a fixed rate. Non-revolving loans are either amortized over a period not exceeding 48 months or are ninety-day term loans. Revolving loans require monthly payments of interest and a portion of the principal balance (typically 2 to 3% of the outstanding balance). In the case of home equity loans and lines of credit, the underwriting criteria are the same as applied by the Bank when making a first mortgage loan, as described above. Home equity lines of credit typically expire ten years after their origination. The Bank entered the indirect lending business in 1997 and currently purchases sales finance contracts from dealers for new and used automobiles and home improvements. At December 31, 1998, indirect loans outstanding totaled $15.5 million an increase of $13.2 million over the $2.3 million outstanding at December 31, 1997. The Bank experienced net loan charge offs on consumer loans of $159,000 during 1998 and $109,000 during 1997.

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

     The Bank has a loan review procedure involving multiple officers of the Bank which is designed to promote early identification of credit quality problems. All loan officers are charged with the responsibility of rating all their loans exceeding $25,000 and reviewing those loans on a periodic basis, the frequency of which increases as the quality of the loans decreases. The Bank's Senior Credit Officer is charged with the responsibility of ensuring that all loans or lines of credit of $250,000 and above are reviewed annually. In addition, the Senior Credit Officer is involved in the analysis of all loans that require Officers' Loan Committee approval.

DEPOSITS

     The Bank offers a variety of deposit programs to individuals and to small to medium-sized businesses and other organizations at interest rates generally consistent with local market conditions. The following table sets forth the mix of depository accounts at the Bank as a percentage of total deposits at the dates indicated.

                                  DEPOSIT MIX

                                             At December 31,
                                     1998          1997         1996
                                     ----          ----         ----
     Non-interest bearing demand     16.19%       17.41%        17.02%
     Interest checking               14.28        12.51         12.24
     Money management                 6.18         4.95         10.86
     Savings                         32.02        29.73         22.26
     Time Deposits
          Under $100,000             17.72        18.46         21.71
          $100,000 and over          13.61        16.94         15.91
                                    ------       ------        ------
                                    100.00%      100.00%       100.00%
                                    ------       ------        ------

     The Bank accepts deposits at its main office and six branch banking offices, each of which maintains an automated teller machine. The Bank is a member of the "HONOR" network of automated teller machines, which permits Bank customers to perform certain transactions in many cities throughout Georgia and other regions. The Bank controls deposit volumes primarily through the pricing of deposits and to a certain extent through promotional activities such as "free checking." In 1996, the Bank introduced and promoted a variable rate savings account tied to the prime rate. This account more accurately reflected interest rates paid by brokerage money market accounts and resulted in the movement of funds from existing money management accounts and along with new deposit accounts for the increase in the savings balances. Over the three years reflected above the

Bank has reduced its dependence upon time deposits (certificates of deposit) as it utilized other sources of funding, specifically Federal Home Loan Bank borrowings. Deposit rates are set weekly by senior management of the Bank. Management believes that the rates it offers are competitive with or, in some cases, slightly above those offered by other institutions in the Bank's market area. The Bank does not actively solicit deposits outside of its market area.

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

EMPLOYEES

     The Company had approximately 149 full-time equivalent employees at December 31, 1998. The Company maintains training, educational and affirmative action programs designed to prepare employees for positions of increasing responsibility in both management and operations, and provides a variety of benefit programs, including group life, health, accident and other insurance and retirement plans. None of the Company's employees are covered by a collective bargaining agreement, and the Company believes its employee relations are generally good.

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

     Under the BHCA, the Company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in nonbanking activities, unless the Federal Reserve, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve has determined by regulation to be proper incidents to the business of banking include making or servicing loans and certain types of leases, engaging in certain insurance and brokerage activities, performing certain data processing services, acting in certain circumstances as a fiduciary or investment or financial advisor, owning savings associations, and making investments in certain corporations or projects designed primarily to promote community welfare. The Federal Reserve has adopted regulations governing the approval requirements associated with permissible non-banking activities.

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

     Source of Strength; Cross-Guarantee. In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which the Company might not otherwise do so. Under the BHCA, the Federal Reserve may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition. If the company controlled two or more banks, each bank may be required to indemnify, or cross-guarantee, the FDIC against losses it incurs were another of the bank subsidiaries to fail. Such arrangement would in effect make a bank holding company's equity investments in healthy bank subsidiaries available to the FDIC to assist any failing or failed bank subsidiary of each holding company.

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

     All insured institutions must undergo regular on-site examination by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC and the appropriate agency (and state supervisor when applicable). The FDIC is also required to develop with other appropriate agencies a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. The federal banking regulatory agencies must also prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to: (i) internal controls, information systems, and audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; and (v) asset quality.

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

     Branching. In addition to the main office, the Bank currently has four branches in Richmond County and two branches in Columbia County. Under current Georgia law, banks may establish branches throughout the state. Although the Bank currently has no definitive plans for opening any other branch offices, depending on profitability and community needs, other branches may be considered. The Company, with prior regulatory approval, is also permitted to acquire an interest in and operate banks throughout the State of Georgia. Under Georgia law, any bank acquired by the Company could be merged into the Bank and its offices could then be operated as branches of the Bank. There are currently no definitive plans for the Company to make any such acquisition, but the Company remains open to such acquisitions as part of its strategic growth plan.

     The BHCA, as amended by the interstate banking provisions of the Riegle-Neal Interstate Banking and Branch Efficiency Act of 1994 ("Interstate Banking
Act) repealed the prior statutory restrictions on interstate acquisitions of banks by bank holding companies, such that the Company and any other bank holding company located in Georgia may now acquire a bank located in any other state, and any bank holding company located outside Georgia may lawfully acquire any bank based in another state, regardless of state law to the contrary, in either case subject to certain deposit-percentage, aging requirements, and other restrictions. The Interstate Banking Act also generally provides that national and state-chartered banks may branch interstate through acquisitions of banks in other states, subject to the right of states to "opt out" of such provisions. Georgia law permits Georgia banks to establish branches in other states and permits put of state banks to establish branches in Georgia through merger with existing banks. Once in the state, the bank may establish branches similarly to other Georgia based banks. The Georgia law also provides that an out-of-state bank may not enter the State of Georgia through a de novo branch, nor may it enter through the acquisition of less than substantially all of the assets of an existing bank.

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

     Other Regulations. Interest and certain other charges collected or contracted for by the Bank are subject to state usury laws and certain federal laws concerning interest rates. The Bank's loan operations are also subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers, the Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves, the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit, the Fair Credit Reporting Act of 1978 governing the use and provision of information to credit reporting agencies, the Fair Debt Collection Act governing the manner in which consumer debts may be collected by collection agencies, and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of the Bank also are subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services. The Bank is also subject to the Bank Secrecy Act, requiring it to make reports of certain large or suspicious transactions.

     Each federal banking regulatory agency is required to prescribe standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit system, loan documentation, credit underwriting, interest rate exposure, asset growth compensation, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value to book value for publicly traded shares, and such other standards as the agency deems appropriate. FDICIA also contains a variety of other provisions that may affect the operations of the Company and the Bank, including reporting requirements, regulatory standards for estate lending, "truth in savings" provisions, the requirement that a depository institution give 90 days prior notice to customers and regulatory authorities before closing any branch, and a prohibition on the acceptance or renewal of brokered deposits by depository institutions that are not well capitalized or are adequately capitalized and have not received a waiver from FDIC.

Enforcement Policies and Actions
--------------------------------

     The FDIC and other federal depository institution regulators monitor compliance with laws, rules and regulations. In the event the Company or the Bank violates a law, rule or regulations, or engages in unsafe or unsound practices, the regulators are authorized to impose fines or penalties, require that the institution cease and desist from certain activities or use other enforcement powers. Under certain circumstances, the agencies may enforce these remedies directly against officers, directors, employees or others participating in the affairs of a bank or bank holding company.

Deposit Insurance
-----------------

     The deposits of the Bank are currently insured to a maximum of $100,000 per depositor, subject to certain aggregation rules. The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. Separate insurance funds, the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF) are maintained for commercial banks and thrifts, respectively, with insurance premiums from the industry used to offset losses from insurance payouts when banks and thrifts fail.

     Because of the current level of reserves in the BIF, and as the Bank's risk classification is the lowest allowable, the Bank was not required to pay an assessment for deposit insurance in 1998 and currently is not required to do so in 1999. The Bank is, however, required to pay a premium for the new "Financing Corporation (FICO) payment" which is a result of the Deposit Insurance Act of 1996. Currently, the annual amount of this premium is $.01296 per $100 of insured deposits. This assessment is subject to change. Any increase in deposit insurance premiums (or related premiums such as the FICO payment) for the Bank will increase its cost of funds, and there can be no assurance that such cost can be passed on to the Bank's customers.

Dividends
---------

     The principal source of the Company's cash revenues comes from dividends received from the Bank. The amount of dividends that may be paid by the Bank to the Company depends on the Bank's earnings and capital position and is limited by federal and state law, regulations, and policies. In addition, the Federal Reserve has stated that bank holding companies should refrain from or limit dividend increases or reduce or eliminate dividends under circumstances in which the bank holding company fails to meet minimum capital requirements or in which its earnings are impaired.

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

     The Bank is also prohibited from paying a cash dividend if, after paying the dividend, the Bank would be undercapitalized. See "Capital Regulations" below.

     No dividends were declared in 1998 or 1997. Previously, the Company's Board of Directors declared a 15% stock dividend to holders of the Company's Common Stock on record as of September 4, 1996, payable on September 25, 1996.

Capital Regulations
-------------------

     The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, account for off-balance sheet exposure, and minimize disincentives for holding liquid assets. The resulting capital ratios represent qualifying capital as a percentage of total risk weighted assets and off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimums. The current guidelines require all bank holding companies and federally regulated banks to maintain a minimum risk-based total capital ratio equal to 8% of which at least 4% must be Tier 1 capital. Tier 1 capital includes common stockholders equity, qualifying perpetual preferred stock, and minority interest in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term preferred stock, and general allowances for loan and lease losses up to 1.25% of risk-weighted assets.

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

     The federal bank regulatory authorities have also implemented a leverage ratio, which is Tier 1 capital as a percentage of average total assets less intangibles, to be used as a supplement to the risk-based guidelines. The principal objective of the leverage ratio is to place a constraint on the maximum degree to which a bank holding company may leverage its equity capital base. The minimum required leverage ratio for top-rated institutions is 3%, but most institutions are required to maintain an additional cushion of at least 100 to 200 basis points resulting in a capital requirement of 4% to 5%.

     Provisions of federal law set forth a capital-based regulatory scheme designed to promote early intervention for troubled banks and requires the FDIC to choose the least expensive resolution of bank failures. The capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. As of December 31, 1998, the Company and the Bank were qualified as "well-capitalized." See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital."

     Under applicable regulations, the applicable agency can treat an institution as if it were in the next lower category if the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The degree of regulatory scrutiny of a financial institution will increase, and the permissible activities of the institution will decrease, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to (i) submit a capital restoration plan; (ii) raise additional capital; (iii) restrict their growth, deposit interest rates, and other activities; (iv) improve their management; (v) eliminate management fees; or (vi) divest themselves of all or a part of their operations. Bank holding companies controlling financial institutions can be called upon to boost the institutions' capital and to partially guarantee the institutions' performance under their capital restoration plans.

     These capital guidelines can affect the Company in several ways. Rapid growth, poor loan portfolio performance, or poor earnings performance, or a combination of these factors, could change the Company's capital position in a relatively short period of time, making an additional capital infusion necessary or requiring other corrective action.

     The federal banking regulators continue to refine the risk-based capital standards to take into consideration various risks that may not be adequately addressed in the current framework. It is uncertain what affect these regulations, when implemented, would have on the Company and the Bank.

     Both the Company and the Bank exceeded their respective regulatory capital requirements at December 31, 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital."

Recent Legislative Developments
-------------------------------

     Revisions to the Bank Secrecy Act in 1996 affected numerous issues, including suspicious activity reporting, funds transfer recording keeping, interim exemption rules, and the definition of "exempt persons" and the way in which banks designate exempt customers.

     The Economic Growth and Regulatory Paperwork Reduction Act of 1996 ("EGRPRA") was enacted in September 1996. This Act primarily provided arrangements for the recapitalization of the SAIF and regulatory relief for bank holding companies in several significant areas. Bank holding companies that also owned savings associations and were therefore subject to regulation by the Office of Thrift Supervision ("OTS") as savings and loan holding companies were relieved of such duplicative regulation, and neither future acquisitions of savings associations by bank holding companies nor mergers of savings associations into banks will any longer require application to and approval by the OTS. Acquisitions by well-capitalized and well-managed bank holding companies of companies engaging in permissible nonbanking activities (other than savings association) may now be made with only 12 days prior notice to the Federal Reserve, and de novo engagement in such activities by such bank holding companies may be commenced without prior notice and with only subsequent notice to the Federal Reserve. The same legislation also gave regulatory relief to banks in regard to corporate governance, branching, disclosure (under the Real Estate Settlement Procedures Act and the Truth in Lending Act) and other operational areas. On February 20, 1997, the Federal Reserve adopted, effective April 21, 1997, amendments to its Regulation Y implementing certain provisions of EGRPRA. Among other things, these amendments to Federal Reserve Regulation Y reduce the notice and application requirements applicable to bank and nonbank acquisitions and de novo expansion by well-capitalized and well managed holding companies; expand the list of non-banking activities permitted under Regulation Y and reduce certain limitations on previously permitted activities; and amend Federal Reserve anti-tying restrictions to allow banks greater flexibility to package products with their affiliates.

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

management's ability to identify, measure and control exposure to market risk; and the nature and complexity of interest rate risk exposure arising from non trading positions.

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

ITEM 2.   DESCRIPTION OF PROPERTY

     The Company currently operates a main office, six branches and an operations center housed in a series of buildings adjacent to the main office. The principal administrative offices of the Company are located at 3530 Wheeler Road, Augusta, Georgia. The main office and four branch offices are located in Augusta, Georgia, one branch is located in Martinez, Georgia and one branch is located in Evans, Georgia. With the exception of the Fury's Ferry and the Wal-Mart branches each banking office is a brick building of Georgian architecture with a teller line, customer service area, offices for the Bank's lenders, drive-in teller lanes, a vault with safe deposit boxes, and a walk-up or drive-up automated teller machine. The banking offices are generally 3,000 to 5,000 square foot buildings except for the main office, the Fury's Ferry and Wal-Mart branches. The main office contains approximately 14,000 square feet of space. The Fury's Ferry branch contains 1,800 square feet with all the facilities of the other branches except safe deposit boxes. The Wal-Mart branch, located inside the Wal-Mart SuperCenter, contains 517 square feet and provides teller, customer service and lending areas. An automated teller machine is also located on the premises. In 1997, the Company acquired 24,000 square feet of commercial office space located at 3515 Wheeler Road, across the street from the main office. The Company renovated 17,000 square feet of this newly acquired space to be utilized for a consolidation of all operational functions, including data processing, deposit operations, human resources, loan operations, security, credit administration, audit and accounting. The objective of the Company in acquiring this property and planning the renovation was to provide adequate space for existing operations and to meet future requirements necessitated by growth of the Company. Renovations were completed in June, 1998 and operations functions were relocated. The previous location, consisting of 5,000 square feet has been placed on the market for sale. The remaining 9,000 square feet continue to be leased as commercial office space to the existing tenants. All properties owned by the Company are adequately covered by the appropriate insurance for replacement value.

     The Company's automated teller machine network includes four drive-up machines located in major retail shopping areas in addition to those located in all branch offices.

     See Note 5 to the Consolidated Financial Statements for additional information concerning the Bank's premises and equipment and Note 7 to the Consolidated Financial Statements for additional information concerning the Bank's commitments under various equipment leases.


ITEM 3.   LEGAL PROCEEDINGS

     In the ordinary course of business, the Company and the Bank are parties to various legal proceedings. Although the amount of any ultimate liability with respect to such matters cannot be determined, in the opinion of management, there is no proceeding pending or, to the knowledge of management, threatened in which an adverse decision would result in a material adverse change to the consolidated results of operations or financial condition of the Company and the Bank.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

     There were no matters submitted to a vote of the shareholders of the Company during the fourth quarter of the Company's fiscal year ended December 31, 1998.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


     As of March 26, 1999, there were approximately 720 holders of record of the Company's Common Stock. As of March 26, 1999, there were 1,820,368 shares of the Common Stock issued and outstanding. Transactions in the Company's Common Stock are generally negotiated through J. C. Bradford & Co. and The Robinson-Humphrey Company, Inc. Both firms make a market in the Common Stock of the Company. The following table reflects the range of quotations in the Company's stock for the past two years:


               GEORGIA BANK FINANCIAL CORPORATION STOCK PRICE(1)

              Quarter ended             Low               High
              -------------             -------           ----
              1997
              ----
              March 31, 1997            18 3/8            19 1/2
              June 30, 1997             19 5/8            20
              September 30, 1997        19 1/2            20 1/4
              December 31, 1997(2)      18                19 3/8

              1998
              March 31, 1998            18 1/4            21 1/2
              June 30, 1998             20 1/2            28
              September 30, 1998        24 1/4            26 1/2
              December 31, 1998         24                28

____________________________
              (1) The prices reflect inter-dealer prices, without retail markup, mark-down or commission and may not represent actual transactions.
              (2) The Company completed an offering for the sale of 278,000 shares at a per share price of $18.00 on October 31, 1997.


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

     Cash dividends on the Bank's common stock may be declared and paid only out of its retained earnings, and dividends may not be declared at any time at which the Bank's paid-in capital and appropriated earnings do not, in combination, equal at least 20% of its capital stock account. In addition, the Georgia Department of Banking and Finance's current rules and regulations require prior approval before cash dividends may be declared and paid if: (1) the Bank's ratio of equity capital to adjusted total assets is less than 6%; (ii) the aggregate amount of dividends declared or anticipated to be declared in that calendar year exceeds 50 % of the Bank's net profits, after taxes but before dividends, for the previous calendar year; or (iii) the percentage of the Bank's loans classified as adverse as to repayment or recovery by the Department at the most recent examination of the Bank exceeds 80 percent of the Bank's equity as reflected at such examination.

     The Company completed, on October 31, 1997, the sale of 278,000 shares of Common Stock at an offering price of $18.00 per share.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The purpose of this discussion is to focus on significant changes in the financial condition and results of operation of the Company and the Bank during the past three years. The discussion and analysis is intended to supplement and highlight information contained in the accompanying consolidated financial statements and related notes to the consolidated financial statements.

OVERVIEW

         In 1998, management of the Company continued to place special emphasis on quality asset growth and expense control to help drive the improving earnings performance. Growth was achieved as assets increased $43.2 million (or 17.1%) and earnings increased $560,000 (or 23.8%) over 1997 levels. This growth rate was accomplished with the existing branch facilities as the Company did not build or expand any branch facilities in 1998. It did however, renovate commercial office space to provide much needed area for operational support. Geographically, the Company's branch facilities are strategically located throughout the Metro Augusta market. Improvements in expense control were reflected in the reduction in the operating efficiency ratio to 65.10% in 1998 from 68.29% in 1997. Non-interest expense as percentage of total average assets decreased to 3.60% in 1998 from 3.69% in 1997.

RESULTS OF OPERATIONS

         The Company had record net income of $2,915,000 in 1998, compared to $2,355,000 in 1997, an increase of $560,000 or 23.8%. The 1997 earnings of
$2,355,000 was an increase of $403,000 or 20.7% over 1996 earnings of $1,952,000.

         The earnings increase in 1998 was primarily the result of increased levels of net interest income and non-interest income. The increase in net interest income was the result of higher levels of earning assets. Net interest income grew 14.7% in 1998 on a net interest margin of 4.64%, a decrease from 4.72% in 1997. Non-interest income increased $903,000 (33.1%) in 1998 to $3,614,000 compared to $2,711,000 in 1997. This increase was the result of increases in service charges and fees on deposits as well as increases in the gain on the sale of loans.

         The earnings performance of the Company is reflected in a return on average assets and average equity of 1.06% and 11.27%, respectively, during 1998 compared to 0.99% and 13.05%, respectively during 1997. The return on average assets and average equity was 0.97% and 12.65% in 1996. Basic earnings per share on weighted average shares improved to $1.60 in 1998 compared to $1.48 in 1997 and $1.27 in 1996. The Company's average equity to average asset ratio increased to 9.38% from 7.55% the previous year as a result of the secondary offering that was completed during the fourth quarter of 1997. That Offering raised an additional $5.0 million to support the Company's future growth. The average equity to average asset ratio was 7.64% in 1996. The Company has never paid any cash dividend. A 15% stock dividend was paid by the Company on September 25, 1996.

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

            AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES

                                       Year Ended December 31, 1998    Year Ended December 31, 1997     Year Ended December 31, 1996
                                     -------------------------------  ------------------------------  ------------------------------
                                               Average     Amount               Average    Amount                Average    Amount
                                     Average    Yield      Paid or   Average     Yield     Paid or    Average     Yield    Paid or
                                     Amount    or Rate     Earned     Amount    or Rate    Earned     Amount     or Rate    Earned
                                     -----------------------------------------------------------------------------------------------
                                                                  (Amounts in thousands, except yields and rates)
ASSETS
Earning Assets:
   Loans........................... $189.369     9.38%     $17,762   $153,501     9.70%    $14,896   $128,592      9.70%   $12,470
   Investments
       Taxable.....................   54,030     6.01%       3,247     55,649     6.39%      3,555     43,863      6.36%     2,788
       Tax-free....................    2,319     4.74%         110      2,643     4.01%        106      1,635      4.71%        77

   Funds sold......................    6,429     5.93%         381      4,032     6.35%        256      5,615      6.09%       342
                                    --------               -------   --------             ---------  --------              -------
       Total earning assets........  252,147     8.53%      21,500    215,825     8.72%     18,813    179,705      8.72%    15,677
                                    --------               -------   --------             ---------  --------              -------
Cash and due from banks............   11,270                           11,467                          11,139
Premises and equipment.............   10,618                            9,568                           8,799
Other..............................    4,015                            3,820                           3,759
Allowance for loan losses..........   (2,380)                          (1,844)                         (1,441)
                                    --------                         --------                       ---------
     Total assets..................  275,670                         $238,836                        $201,961
                                    ========                         ========                       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Interest-Bearing Liabilities:
   Interest-bearing transaction
      accounts.....................  $29,664     2.17%     $   645   $ 26,324     2.38%       $626   $ 20,454      2.54%   $   520
   Savings, MMA....................   86,438     4.65%       4,017     74,835     4.67%      3,495     55,661      4.38%     2,436
   Certificates....................   78,652     5.59%       4,400     74,810     5.50%      4,112     74,048      5.67%     4,196
   Funds purchased/repurchased
    securities agreements..........    5,798     3.50%         203      4,222     3.20%        135      1,068      4.12%        44
   Other borrowings................    8,780     6.31%         554      4,389     6.02%        264      2,713      6.52%       177
                                    --------              --------   --------            ---------  ---------              -------
        Total interest-bearing
      liabilities..................  209,332     4.69%       9,819    184,580     4.68%      8,632    153,944      4.79%     7,373
                                    --------              --------   --------            ---------  ---------              -------
Noninterest-bearing demand
       deposits....................                                    34,916                          31,253
Other liabilities..................    2,741                            1,299                           1,338
     Stockholders equity...........   25,864                           18,041                          15,426
                                    --------                         --------                       ---------
     Total Liabilities and
       stockholders' equity........ $275,670                         $238,836                        $201,961
                                    ========                         ========                       =========

Net interest spread................              3.84%                            4.04%                            3.93%
Benefit of non-interest sources....              0.80%                            0.68%                            0.69%
Net interest margin/income.........              4.64%     $11,681                4.72%     $10,181                4.62%   $ 8,304
                                                          ========                        =========                        =======

          Net interest income was $11.7 million for 1998, a 14.7% increase from 1997. Net interest income increased as a result of the growth in the volume of average earning assets. Earning assets averaged $252.1 million in 1998, an increase of 16.8% from the $215.8 million average in 1997. Average yields on earning assets declined to 8.53% in 1998, compared to 8.72% in 1997. The impact of competitive pressures in the pricing of loans and a declining interest rate environment during the second half of 1998 both contributed to the decrease.

          A key performance measure for net interest income is the "net interest margin", or net interest income divided by the average interest-earning assets. Unlike the "net interest spread", net interest margin is affected by the level of non-interest sources of funding used to support earning assets. The Company's net interest margin decreased to 4.64% in 1998 from 4.72% in 1997. In 1996, the net interest margin was 4.62%. The net interest margin deteriorated as the average rate paid on interest-bearing liabilities increased slightly to 4.69% in 1998 from 4.68% in 1997 and the average yield on interest-earning assets declined to 8.53% from 8.72% in 1997. The high level of competition in the local market for both loans and deposits continues to influence the net interest margin. The net interest margin continues to be supported by an increasing amount of demand deposits which provide a non-interest source of funds and help prevent further deterioration in the net interest margin. The net interest spread measures the difference between the average yield on earning assets and the average rate paid on interest-bearing sources of funds. The net interest spread eliminates the impact of non-interest bearing funds and gives a direct perspective on the effect of market interest rate movements. As a result of changes in interest rates in 1998, the net interest spread decreased 20 basis points to 3.84% in 1998 from 4.04% in 1997. The 1997 net interest spread of 4.04% represented an increase from the 1996 level of 3.93%.

         Changes in the net interest income from period to period result from increases or decreases in the volume of interest-earning assets and interest-bearing liabilities, increases in the average rates earned and paid on such assets and liabilities, the ability to manage the earning asset portfolio, and the availability of particular sources of funds, such as non-interest bearing deposits. The following table: "Analysis of Changes in Net Interest Income" indicates the changes in the Company's net interest income as a result of changes in volume and rate from 1997 to 1998, 1996 to 1997, and 1995 to 1996. The analysis of changes in net interest income included in the following table indicates that on an overall basis in 1998, the increase in the balances or volumes of interest-earning assets created a positive impact in net interest income that was partially offset by the decreases in interest rates. The increases in the balances or volume of the interest-bearing liability categories had a greater impact on the increase in interest expense than did any negative changes in rates which would have served to reduce interest expense. In fact, increases in interest expense as a result of rate increases exceeded any decreases that might have been expected in a declining interest rate environment. In 1997, the increase in the balances or volumes of interest-earning assets created a positive impact in net interest income as there were no significant changes in total rates applicable to those balance sheet accounts which could have served to reduce interest income. In addition, the positive changes in the balances or volumes of the interest-bearing liability categories had a greater impact on the increase in interest expense than did the negative changes in rates which served to reduce interest expense.

                  ANALYSIS OF CHANGES IN NET INTEREST INCOME

                                                      YEAR ENDED DECEMBER 31, 1998           YEAR ENDED DECEMBER 31, 1997
                                                           COMPARED WITH 1997                      COMPARED WITH 1996
                                                            VARIANCES DUE TO                        VARIANCES DUE TO
                                                --------------------------------------------------------------------------------
                                                    VOLUME  RATE     RATE/        TOTAL    VOLUME     RATE     RATE/     TOTAL
                                                                     VOLUME                                    VOLUME
                                                ------------------- ----------------------------- ---------- --------- ---------
                                                                                                         (Amounts in thousands)
INTEREST INCOME FROM EARNING ASSETS:
Loans.........................................     $3,474   ($492)     ($116)    $2,866   $2,426      $  0       $ 0     $2,426
Investments, taxable..........................       (103)   (210)         5       (308)     750        13         4        767
Investments, tax-free.........................        (13)     17          0         4        47       (11)       (7)        29

Funds sold....................................        152     (17)       (10)       125      (96)       14        (4)       (86)
                                                --------------------------------------------------------------------------------
    Total                                          $3,510   ($702)     ($121)     2,687   $3,127      $ 16      ($ 7)    $3,136
                                                --------------------------------------------------------------------------------

INTEREST EXPENSE ON INTEREST BEARING LIABILITIES:

Interest-bearing transaction
   accounts...................................     $   80   ($ 54)     ($  7)    $   19   $  148     ($ 33)     ($ 9)    $  106
Savings and market rate
   investments................................        541     (16)        (3)       522      841       162        56      1,059
Certificates and other time
   deposits...................................        215      69          4        288       43      (126)       (1)       (84)
Funds purchased/
repurchased securities
agreements....................................         50      13          5         68      130       (10)      (29)        91
Other borrowings..............................        264      13         13        290      109       (14)       (8)        87
                                                  ------------------------------------------------------------------------------
    Total                                          $1,150    $ 25       $ 12     $1,187   $1,271     ($ 21)      $ 9     $1,259
                                                  ------------------------------------------------------------------------------
CHANGE IN NET INTEREST INCOME..........                                          $1,500                                  $1,877
                                                                               ==========                              =========

                                                                     YEAR ENDED DECEMBER 31, 1996
                                                                         COMPARED WITH 1995
                                                                          VARIANCES DUE TO
                                                            --------------------------------------------
                                                               VOLUME     RATE      RATE/       TOTAL
                                                                                   VOLUME
                                                            ----------  --------  --------    ----------
INTEREST INCOME FROM EARNING ASSETS:
Loans........................................                  $1,479     ($478)    ($61)        $  940
Investments, taxable.........................                     785       (45)     (17)           723
Investments, tax-free........................                       2         6        0              8

Funds sold...................................                       9       (28)      (1)           (20)
                                                            --------------------------------------------
    Total                                                      $2,275     ($545)    ($79)        $1,651
                                                            --------------------------------------------

INTEREST EXPENSE ON INTEREST BEARING LIABILITIES:

Interest-bearing transaction
   accounts..................................                  $   31     ($ 37)    ($ 2)       ($   8)
Savings and market rate
   investments...............................                     999       116        95        1,210
Certificates and other time
   deposits..................................                    (293)     (229)       14         (508)
Funds purchased/
repurchased securities
agreements...................................                      32        (7)      (9)           16
Other borrowings.............................                     (86)       32      (11)          (65)
                                                            --------------------------------------------
    Total                                                      $  683     ($125)     $87         $ 645
                                                            --------------------------------------------
CHANGE IN NET INTEREST INCOME................                                                    $1,006
                                                                                             ===========

          The variances for each major category of interest-earning asset and interest-bearing liability are attributable to (a) changes in volume (changes in volume times old rate), (b) changes in rate (changes in rate times old volume) and (c) changes in rate/volume (changes in rate times the change in volume).

     Non-Interest Income

          Non-interest income consists of revenues generated from a broad range of financial services and activities, including service charges on deposit accounts, fee-based services, and products where commissions are earned through sales of products such as real estate mortgages, retail investment services and other activities. In addition, gains or losses realized from the sale of investment portfolio securities are included in non-interest income. Non-interest income for 1998 was $3.6 million, an increase of $903,000 or 33.3% from 1997. The increase is attributable to a $328,000 or 14.3% increase in service charges on deposit accounts over 1997 levels resulting from a higher volume of deposits and increases in the overall pricing of accounts. Additionally, gain on the sale of loans increased $520,000 or 127.5% to $928,000 in 1998 from $408,000 in 1997. The gains on investment securities of $33,000 were generated as bonds were called and as investment securities were liquidated to fund loan growth and is an increase from a loss of $21,000 in 1997. The following table presents the principal components of non-interest income for the last three years:


                                                  NON-INTEREST INCOME
                                                                        YEAR ENDED
                                                                       DECEMBER 31,
                                                     -------------------------------------------------
                                                          1998             1997             1996
                                                     --------------   --------------   -------------------
                                                                  (Amounts in thousands)
Service charges on deposit accounts.............            $2,625           $2,297           $1,838
Gain on sale of loans...........................               929              408              312
Investment securities gains (losses)............                33              (21)               0
Other...........................................                27               27                1
                                                     --------------   --------------   -------------------
     Total non-interest income..................            $3,614           $2,711           $2,151
                                                     ==============   ==============   ===================

Non-interest income as a percentage of total
average assets                                                1.31%            1.14%            1.07%

Non-interest income as a percentage of total
income                                                       14.39%           12.60%           12.06%


Non-Interest Expense

     Non-interest expense totaled $9.9 million in 1998, an increase of 12.8% from 1997 non-interest expense of $8.8 million. The increase was primarily the result of the Company's continued growth and expansion. The increases in the salary and benefit expense reflect the commissions paid in response to the growth in volumes of mortgage originations and retail investment sales.

     The Company has improved its ability to monitor expenditures in all organizational units by implementing more specific cost accounting and reporting. The Company has completed implementation of a system to define the profitability of branch/departmental operations within its core banking business and is committed to developing these measurement processes at the product and account relationship levels. These systems will both monitor existing expenditures and control future expenditures as well as provide management data with which to make informed decisions in the overall operation of the Company. The implementation of these systems emphasizes that management is committed to a continuing emphasis on expense control. The following table presents the principal components of non-interest expense for the years ended December 31, 1998, 1997 and 1996.

                                                   Non-Interest Expense

                                                                          Year Ended December 31,
                                                        ------------------------------------------------------
                                                                 1998                  1997              1996
                                                        --------------        --------------      ------------
                                                                          (Amounts in thousands)
Salaries and employee benefits.......................          $5,427                $4,596            $3,653
Occupancy expense....................................           1,655                 1,480             1,262
Amortization of intangible assets....................             123                   284               280
Business development expense.........................             587                   418               396
Communication expense................................             371                   304               515
Data processing expense..............................             550                   457               434
Insurance expense....................................              65                    58                37
Legal and professional fees..........................             217                   255               202
Office supplies expense..............................             274                   295               137
Other................................................             666                   658               306
                                                        --------------        --------------      ------------
     Total non-interest expense......................          $9,935                $8,805            $7,234
                                                        ==============        ==============      ============

Non-interest expense as a percentage
   of total average assets...........................           3.60%                 3.71%             3.58%

Operating efficiency ratio...........................          65.10%                68.29%            69.18%

     The Company's efficiency ratio (non-interest expense as a percentage of net interest income and non-interest income, excluding gains and losses on the sale of investments) improved to 65.1% in 1998 compared to 68.3% in 1997 and 69.2% in 1996. This improvement has occurred even though the Company has incurred significant expense to expand its retail banking operations and add additional products and services.

Income Taxes

     Income tax expense increased $611,000 or 63.8% in 1998 from 1997, and increased $158,000 or 19.7% in 1997 from 1996 levels. The effective tax rate as a percentage of pre-tax income was 35.0% in 1998, 28.9% in 1997, and 29.1% in 1996. The increase in effective tax rate for 1998 is due to increased state tax expense as the Company has utilized all existing carryforwards of state tax credits. The tax rates for 1997 and 1996 are lower than the statutory federal tax rate of 34% due to interest on tax-exempt securities, the utilization of state tax credit carryforwards and decreases in the valuation allowance for deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the level of historical taxable income and projection of future taxable income over the periods which the temporary differences resulting in the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. In both 1997 and 1996, the Company reduced its valuation allowance for the deferred tax assets based on this assessment of the potential realization of the benefits of temporary differences.

Provision for Loan Losses, Net Charge-offs and Allowances for Losses

     The allowance for loan losses represents a reserve for losses in the loan portfolio. The Company has developed policies and procedures for evaluating the overall quality of its loan portfolio and the timely identification of problem credits. Management continues to review these policies and procedures and makes further improvements as needed. The adequacy of the Company's allowance for loan losses and the effectiveness of the Company's internal policies and procedures are also reviewed periodically by the Company's regulators, independent auditors and the Company's internal loan review personnel. The Company's regulators may require the Company to recognize additions to the allowance based upon their judgments about information available to them at the time of their examination.

     The Company's Board of Directors, with the recommendation of management, approves the appropriate level for the allowance for loan losses based upon internal policies and procedures, historical loan loss ratios, loan volume, size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, value of the collateral underlying the loans, specific problem loans and present or anticipated economic conditions and trends. The Company continues to refine the methodology on which the level of the allowance for loan losses is based, by comparing historical loss ratios utilized to actual experience and by classifying loans for analysis based on similar risk characteristics.

     For significant problem loans, management's review consists of the evaluation of the financial condition and strengths of the borrower, cash flows available for debt repayment, the related collateral supporting the loan and the effects of known and expected economic conditions. When the evaluation reflects a greater than normal risk associated with the individual problem loan, management classifies the loan accordingly and allocates a portion of the allowance for loan losses for that loan based on the results of the evaluation described above plus the historical loss rates and regulatory guidance relating to classified loans. The table below indicates those allowances allocated for loans classified as problem loans and also the unallocated general allowances included in the allowance for loan losses for the years indicated. Unallocated general allowances are based on the historical and expected loss rates applied to the non-classified portion of the portfolio. As reflected by the unallocated portion of the allowance, the adequacy of the Company's allowance for loan losses is evaluated on an overall portfolio basis. Because these allocations are based upon estimates and subjective judgment it is not necessarily indicative of the specific amounts or loan categories in which loan losses may occur.

                                      ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                    December 31,          December 31,      December 31,        December 31,       December 31,
                                       1998                  1997              1996                 1995              1994
                                ---------------------------------------------------------------------------------------------------
                                   Amount  Percent(1)  Amount Percent(1)  Amount Percent(1)  Amount  Percent(1)  Amount  Percent(1)
                                                                         (Amounts in thousands)
Balance at End of Period Applicable to:
   Commercial, financial,
      agricultural...............  $  235    17.25%    $ 78     17.48%   $  189   23.77%     $257    18.78%       $115     17.31%
   Real estate-construction......     144    11.66%       0     13.67%       30    8.01%      111    11.02%          0     16.78%
   Real estate-mortgage..........   1,458    50.01%     931     52.54%      189   54.03%       85    57.56%        274     53.71%
   Consumer loans to
      Individuals................     365    20.56%     138     16.03%       37   14.19%       21    12.64%         29     12.20%
   Lease financing...............       5     0.52%       0      0.28%        0      --         0       --           0        --
Unallocated......................     508       --      950        --     1,023      --       861       --         857        --

                                ---------------------------------------------------------------------------------------------------
Balance at Period End............  $2,715   100.00%  $2,097    100.00%   $1,468  100.00%   $1,335   100.00%     $1,275    100.00%

(1)  Percent of loans in each category to total loans


         Additions to the allowance for loan losses, which are expensed on the Company's income statement as the "provision for loan losses", are made periodically to maintain the allowance for loan losses at an appropriate level based upon management's evaluation of the potential risk in the loan portfolio.

         The Company's provision for loan losses in 1998 was $875,000, an increase of $101,000 (13.1%) over the 1997 provision of $774,000. This increase in the provision in 1998 was necessary to maintain an adequate allowance to support the growth of th e loan portfolio during the year. The provision for loan losses charged to earnings in 1996 was $470,000.

         The following table provides details regarding loan losses and recoveries by category of loan during the most recent five year period, as well as supplemental information relating to both net loan losses and the provision and allowance for loan losses during each of the past five years. As the table indicates, net charge-offs for 1998 represented 0.14% of average loans outstanding, compared to 0.09% for 1997 and 0.26% for 1996. The Company's charge-off ratios continue to be below the average for the industry.

                                            ALLOWANCES FOR LOAN LOSSES
                                                                          December 31,
                                            ---------------------------------------------------------------------
                                                       1998        1997      1996         1995          1994
                                                                  (AMOUNTS IN THOUSANDS)
Total loans outstanding at end of period,
net of unearned income.  .                           $208,967    $172,431  $135,212     $120,427      $108,223
                                            =====================================================================

Daily average amount of loans outstanding,
net of unearned income.                              $189,369    $153,501  $128,592     $113,977      $102,166
                                            =====================================================================

Balance of allowance for loan losses at
beginning of year.  .  .  .  .  .  .  .  .           $  2,097    $  1,468  $  1,335     $  1,275      $  1,265


Loan losses:
  Commercial, financial and agricultural.                 119         112        77           93           101

  Real estate - construction.  .  .  .  .                   0           0         0            0             0

  Real estate - mortgage.  .  .  .  .  .                    0          37       171           54            41
  Consumer.  .  .  .  .  .  .  .  .  .  .                 259         205       121           43            74
                                            ---------------------------------------------------------------------
     Total loan losses.  .  .  .  .  .  .                 378         354       369          190           216
                                            ---------------------------------------------------------------------

Recoveries of previous loan losses:
  Commercial, financial and agricultural                   21          95         7           21             0
  Real estate - construction                                0           0         0            0             0
  Real estate - mortgage                                    0          18         0            5             5
  Consumer                                                100          96        25           24            41
                                         ------------------------------------------------------------------------
     Total recoveries                                     121         209        32           50            46
                                         ------------------------------------------------------------------------

Net loan losses                                           257         145       337          140           170
                                         ------------------------------------------------------------------------
Provision for loan losses                                 875         774       470          200           180
Balance of allowance for loan losses at
end of period                                        $  2,715    $  2,097  $  1,468     $  1,335      $  1,275
                                         ========================================================================


Allowance for loan losses to period end
loans.  .  .  .  .  .  .  .  .  .  .  .                  1.30%       1.22%     1.09%        1.11%         1.18%
Net charge-offs to average loans.  .                     0.14%       0.09%     0.26%        0.12%         0.17%


     At December 31, 1998, the allowance for loan losses was 1.30% of outstanding loans, an increase from the 1.22% level of December 31, 1997. Management considers the increase appropriate based upon its analysis of the potential risk in the portfolio using the methods previously discussed. Management's judgment is based upon a number of assumptions about future events which are believed to be reasonable, but which may or may not prove correct. While it is the Company's policy to charge off in the current period the loans in which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to a particular loan or class of loans. Because these risks include present and forecasted economic conditions, management's judgment as to the adequacy of the allowance is necessarily approximate and imprecise. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance will not be required.

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

     Loans averaged $189.4 million in 1998 compared to $153.5 million in 1997 and $128.6 million in 1996. At December 31, 1998, loans totaled $209.0 million compared to $172.4 million in 1997, an increase of $36.6 million (21.2%). This compares to growth in 1997 of $37.2 million (27.5%), up from $135.2 million at December 31, 1996.

     The Company continues to experience significant increases in loan volumes and balances. The increases are attributable to a stable local economy, the Company's relatively small market share and the desire of a segment of the community to do business with a locally owned and operated financial intuition. Average loans as a percentage of average earning assets and average total assets was 75.1% and 68.7% respectively, in 1998. This compares to 71.1% of average earning assets and 64.7% of average total assets in 1997 and 71.6% and 63.7%, respectively, in 1996.

     The following table sets forth the composition of the Company's loan portfolio as of December 31 for the past five years. The Company's loan portfolio does not contain any concentrations of loans exceeding 10% of total loans which are not otherwise disclosed as a category of loans in this table. The Company has not invested in loans to finance highly-leveraged transactions ("HLT"), such as leveraged buy-out transactions, as defined by the Federal Reserve and other regulatory agencies. Loans made by a bank for re-capitalization or acquisitions (including acquisitions by management or employees) which result in a material change in the borrower's financial structure to a highly-leveraged condition are considered HLT loans. The Company had no foreign loans or loans to lesser-developed countries as of December 31, 1998.

                                                    LOAN PORTFOLIO COMPOSITION
                                                           AT DECEMBER 31,
                                    1998             1997                  1996                1995               1994

                                Amount     %      Amount      %       Amount      %       Amount      %       Amount      %
                           -----------------------------------------------------------------------------------------------------
                                                              (Amount in thousands, except percentages)
Commercial Financial
and agricultural.......      $36,055     17.25%   $30,135    17.48%    $32,141   23.77%   $22,614   18.78%    $ 18,734   17.31%
                           ------------  ------- ---------  --------  --------  -------- --------  --------  -- ------- --------
Real Estate
   Commercial...........     $67,168     32.14%   $58,518    33.94%    $48,422   35.81%   $43,649   36.24%    $ 34,336   31.73%
   Residential..........      34,939     16.72%    30,513    17.70%     24,156   17.87%    25,260   20.98%      23,452   21.67%
   Residential held for
      sale..............       2,380      1.14%     1,548     0.90%        477    0.35%       404    0.34%         341    0.32%
   Construction and
     Development........      24,373     11.66%    23,567    13.67%     10,829    8.01%    13,273   11.02%      18,155   16.78%
                           ------------  ------- ---------  --------  --------  -------- --------  --------  -- ------- --------
      Total real estate (1)  128,860     61.67%   114,146    66.20%     83,884   62.04%    82,586   68.58%      76,284   70.49%
                           ------------  ------- ---------  --------  --------  -------- --------  --------  ---------  --------
Lease financing..........      1,084      0.52%       502     0.29%          0    0.00%         0    0.00%           0    0.00%
Consumer
   Direct................     14,082      6.74%    12,819     7.43%     11,998    8.87%    10,874    9.03%       9,029    8.34%
   Indirect..............     15,555      7.44%     2,300     1.33%          0    0.00%         0    0.00%           0    0.00%
   Home equity...........     10,145      4.85%     9,557     5.54%      5,580    4.13%     2,928    2.43%       2,676    2.47%
   Revolving (2).........      3,186      1.52%     2,972     1.72%      1,609    1.19%     1,425    1.18%       1,500    1.39%
                           ------------  ------- ---------  --------   --------  -------- -------- ---------  --------- --------
     Total consumer......     42,968     20.56%    27,648    16.03%     19,187   14.19%    15,227   12.64%      13,205   12.20%
                           ------------  ------- --------   --------   --------  -------- -------- ---------  --------- --------
     Total...............   $208,967    100.00%  $172,431   100.00%   $135,212  100.00%  $120,427  100.00%    $108,223  100.00%
                           ============ ======= =========   ========  ========  ======== ========  =========  ========= ========

(1) Excluding home equity lines that, while secured by real estate and reported elsewhere herein as real estate loans, are included under the consumer loan category in this table.

(2) Includes credit cards and other revolving consumer lines, excluding home equity lines.


          Loans may be periodically renewed with principal reductions and appropriate interest rate adjustments. Loan maturities as of December 31, 1998 are set forth in the following table based upon contractual terms. Actual cash flows may differ as borrowers have the right to prepay without prepayment penalties.



                                       LOAN MATURITY SCHEDULE
                                       AT DECEMBER 31, 1998
                                                                                     One to         After
                                                                       Within         Five          Five
          ($ in thousands)                                            One Year        Years         Years        Total
          ----------------------------------------------------------------------------------------------------------------
          Commercial, financial and agricultural                        $ 13,366      $ 22,431       $  258       $  36,055
          Real Estate
             Construction and development                                 24,373             0            0          24,373
             Mortgage                                                     55,327        29,488       20,756         105,571
          Consumer                                                        13,599        27,380        1,989          42,968
          -----------------------------------------------------------------------------------------------------------------
          Total loans                                                   $106,665      $ 79,299      $ 23,003      $ 208,967
          =================================================================================================================

     The following table presents an interest rate sensitivity analysis of the Company's loan portfolio at December 31, 1998. The loans outstanding are shown in the time period where they are first subject to repricing.

               SENSITIVITY OF LOANS TO CHANGES IN INTEREST RATES
                             AT DECEMBER 31, 1998

                                                               ONE TO        AFTER
                                                 WITHIN         FIVE         FIVE
($ IN THOUSANDS)                                ONE YEAR        YEARS        YEARS        TOTAL
----------------------------------------------------------------------------------------------------
Loans maturing with:
   Predetermined interest rates                  $ 51,599       $57,754       $5,969     $115,322
   Floating or adjustable interest rates           84,661         6,597        2,387       93,645
----------------------------------------------------------------------------------------------------
Total loans                                      $136,260       $64,351       $8,356     $208,967
====================================================================================================


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

         If non-accruing loans had been accruing interest under their original terms, approximately $43,000 in 1998, $8,000 in 1997 and $28,000 in 1996 would have been recognized as earnings.

         The Company accounts for impaired loans under the provisions of Statement of Financial Accounting Standards (SFAS) No. 114 "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures", which requires that the Company evaluate the collectibility of both contractual interest and principal of loans when assessing the need for a loss allowance. The provisions of SFAS No. 114 do not apply to large pools of smaller balance homogeneous loans which are collectively evaluated for impairment. A loan is considered impaired, when based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note agreement. All loans determined to be impaired are placed on non-accrual. The amount of the impairment is measured based on the present value of future cash flows discounted at the loan's effective interest rate or the fair value of collateral, less estimated selling expenses, if the loan is collateral dependent or foreclosure is probable.

         Non-performing loans are defined as non-accrual and renegotiated loans. When real estate acquired by foreclosure and held for sale is included with non-performing loans, the result is non-performing assets.
The following table, "Non-Performing Assets", presents information on these assets and loans past due 90 days or more and still accruing interest as of December 31, for the past five years. Non-performing assets were $2.9 million at December 31, 1998 or 1.40% of total loans and real estate acquired by foreclosure. This compares with $2.4 million or 1.37% of total loans and real estate acquired by foreclosure at December 31, 1997. At December 31, 1998, all nonaccrual loans were secured.

         Three credits totaling $2.4 million are included in the non-accrual loan balance at December 31, 1998. These loans are secured by real estate collateral and other collateral, as well as the personal guaranties of the principals. Due to the superior lien position of the Company, management feels there is minimum risk of loss although there is no assurance of this assessment until the normal repayment and collection process are completed. Total allowance for these impaired loans of $260,000 is included in the Table on page 29 titled "Allocation of the Allowance for Loan Losses" under the heading Real estate-mortgage.

         The increase in non-performing loans during 1998 reflects primarily the deterioration of one of the credits previously mentioned. The overall reduction in the remaining non-performing loans reflects the resolution of several prior "problem loans" through the disposition of other real estate owned and management's continuing focused emphasis on asset quality. At December 31, 1998, loans past due 90 days or more and still accruing interest totaled $44,000, an increase from $15,000 in 1997 and a decrease from $131,000 at the end of 1996. Management believes the Company will receive full payment of principal and accrued interest on these loans because of the Company's collateral position and other factors, despite their past due status.

                                                 NON-PERFORMING ASSETS
                                                               AT YEAR ENDED DECEMBER 31,
                                        -------------------------------------------------------------------------
                                              1998         1997        1996              1995           1994
                                        -----------  -----------   ------------      ------------   -------------
                                                       (Amounts in thousands, except percentages)
Non-accrual loans....................       $2,925       $2,092         $1,747           $   786        $  1,237
Restructured loans...................            0            0              0                 0               0
Other real estate owned..............            0          275            150                75               0
                                        -----------  -----------   ------------      ------------   -------------
     Total nonperforming assets......       $2,925       $2,367         $1,897           $   861        $  1,237
                                        ===========  ===========   ============      ============   =============

Loans past due 90 days or more and
still accruing interest.............        $   44       $   15         $  131           $   279        $    131
                                        ===========  ===========   ============      ============   =============

Allowance for loan losses to period end
total loans........................           1.30%        1.22%          1.09%             1.11%           1.18%
Allowance for loan losses to period end
nonperforming assets ..............          92.82%       88.59%         77.38%           155.05%         103.07%
Net charge-offs to average loans...           0.14%        0.09%          0.26%             0.12%           0.17%
Nonperforming assets to period end
loans..............................           1.40%        1.37%          1.40%             0.72%           1.14%
Nonperforming assets to period end loans
and foreclosed property............           1.40%        1.37%          1.40%             0.72%           1.14%


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

Investment Securities

         The Company's investment securities portfolio increased 16.2% or $8.8 million to $63.1 million at year-end 1998 from 1997 levels. The Company maintains an investment strategy of seeking portfolio yields within acceptable risk levels, as well as providing liquidity. The Company maintains two classifications of investments: "Held to Maturity" and "Available for Sale." "Available for Sale" securities are carried at fair market value with related unrealized gains or losses included in stockholders equity as accumulated other comprehensive income, whereas the "Held to Maturity" securities are carried at amortized cost. As a consequence, with a higher percentage of securities being placed in the "Available for Sale" category, the Company's stockholders' equity is more volatile than it would be if a larger percentage of investment securities were placed in the "Held to Maturity" category. Although equity is more volatile, management has discretion, with respect to the "Available for Sale" securities, to proactively adjust to favorable market conditions in order to provide liquidity and realize gains on the sales of securities. The changes in values in the investment securities portfolio are not taken into account in determining regulatory capital requirements. As of December 31, 1998, except for the U.S. Government and its agencies, there was not any issuer who represented 10% or more of shareholders' equity within the investment portfolio.

The following table presents the amortized cost and fair values of investment securities held by the Company at December 31, 1998, 1997, and 1996:

                            INVESTMENT SECURITIES

                                                                         AS OF DECEMBER 31,
                         --------------------------------------------------------------------------------------------------------
                                                 1998                                             1997
                         --------------------------------------------------------------------------------------------------------
                                                        UN-                                                     UN-     ESTIMATED
AVAILABLE-FOR-SALE       AMORTIZED     UNREALIZED    REALIZED     ESTIMATED       AMORTIZED     UNREALIZED    REALIZE      FAIR
                           COST          GAINS        LOSSES      FAIR VALUE         COST         GAINS        LOSES       VALUE
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                           (Amounts in Thousands)
U.S. Treasuries              $2,985       $   69       $0         $ 3,054         $ 4,461         $ 52          $0       $ 4,513
U.S. Government
Agencies                     23,533          294      (17)         23,810          21,839          128         (76)       21,891
Mortgage-backed
securities                   15,563          126      (16)         15,673          14,240          103          (4)       14,339
REMICs                       12,440           21     (293)         12,168           8,487           12        (153)        8,346
Equity securities             1,487        2,728        0           4,215           1,339            0           0         1,339
--------------------------------------------------------------------------------------------------------------------------------

   Total                    $56,008       $3,238    ($326)        $58,920         $50,366         $295       ($233)      $50,428
================================================================================================================================

                        -------------------------------------------------
                                                 1996
                        -------------------------------------------------
                                       Un-          Un-
Available-for-sale      Amortized    realized     realized     Estimated
                           Cost        Gains        Cost       Fair Value
-------------------------------------------------------------------------

U.S. Treasuries          $ 7,424       $ 32           ($8)         $7,448
U.S. Government
Agencies                  24,245         75          (200)         24,120
Mortgage-backed
securities               10,588          39           (38)         10,590
REMICs                   10,058          27          (206)          9,879
Equity securities           783           0             0             783
-------------------------------------------------------------------------

   Total                 $53,098       $173         ($452)        $52,820
=========================================================================

                                                 1998                                               1997
                         -------------------------------------------------------------------------------------------------------
                                                     Un-                                                 Un-
                         Amortized   Unrealized   realized     Estimated    Amortized    Unrealized    realized      Estimated
Held-to-maturity           Cost        Gains       Losses      Fair Value      Cost        Gains         Loses       Fair Value
--------------------------------------------------------------------------------------------------------------------------------
Obligations of states
and political
subdivisions              $3,386       $111         $0         $3,497         $2,860          $42          ($2)       $2,900

REMICs                       789         12          0            801          1,032           16            0         1,048
--------------------------------------------------------------------------------------------------------------------------------

   Total                  $4,175       $123         $0         $4,298         $3,892          $58          ($2)       $3,948
================================================================================================================================

                                             1996
                           ----------------------------------------------
                                         Un-         Un-
                           Amortized   realized    realizes    Estimated
Held-to-maturity             Cost       Gains       Loses      Fair Value
-------------------------------------------------------------------------
Obligations of states
and political
subdivisions                 $2,492        $30         ($9)        $2,512

REMICs                        1,999          5          (3)         2,001
-------------------------------------------------------------------------

   Total                     $4,491        $35        ($12)        $4,513
=========================================================================


          The following table represents maturities and weighted average yields of securities at December 31, 1998 and 1997. Yields are based on the amortized cost of securities. Maturities are based on the contractual maturities. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                      MATURITY DISTRIBUTION AND YIELDS OF
                             INVESTMENT SECURITIES

                                                DECEMBER 31, 1998                  DECEMBER 31, 1997
                                            AMORTIZED COST     YIELD          AMORTIZED COST        YIELD
                                            --------------     -----          --------------        -----
Securities Available for Sale
U.S. Treasury
   One year or less......................  $   498,607          6.45%         $   498,844            5.92%
   Over one through five years...........    2,486,214          5.93%           3,962,431            6.35%
                                           ----------------------------------------------------------------
      Total U. S. Treasury...............  $ 2,984,821          6.02%         $ 4,461,275            6.30%
                                           ----------------------------------------------------------------

U.S. Government Agencies
   One year or less......................  $         0          0.00%         $    70,518            8.48%
   Over one through five years...........   23,709,745          6.03%          16,550,764            6.41%
   Over five through ten years(1)........    8,939,904          6.07%           8,341,668            6.44%
   Over ten years(2).....................   18,886,626          5.54%          19,602,719            6.06%
                                           ----------------------------------------------------------------
      Total U. S. Government Agencies ...  $51,536,276          5.85%         $44,565,669            6.25%
                                           ----------------------------------------------------------------

                                           ----------------------------------------------------------------
Total Securities Available for Sale......  $54,521,097          5.87%         $49,026,944            6.28%
                                           ----------------------------------------------------------------

SECURITIES HELD TO MATURITY

U.S. Government Agencies
   One year or less......................            0          0.00%                   0            0.00%
   Over one through five years...........      660,748          6.97%                   0            0.00%
   Over five through ten years...........            0          0.00%             659,991            6.98%
   Over ten years........................      128,078          7.74%             372,485            7.93%
                                           ----------------------------------------------------------------
      Total U. S. Government Agencies....      788,826          7.10%         $ 1,032,476            7.32%
                                           ----------------------------------------------------------------

Municipal Securities(3)
   One year or less......................      115,000          6.30%             984,967            5.43%
   Over one through five years...........      781,045          6.85%             697,713            7.90%
   Over five through ten years...........    1,301,501          5.84%             497,148            6.21%
   Over ten years........................    1,188,397          7.14%             680,000            7.29%
                                           ----------------------------------------------------------------
      Total Municipal Securities.........  $ 3,385,943          6.64%         $ 2,859,828            6.42%
                                           ----------------------------------------------------------------

                                           ----------------------------------------------------------------
Total Securities Held to Maturity........  $ 4,174,769          6.73%         $ 3,892,304            6.66%
                                           ----------------------------------------------------------------

                                           ----------------------------------------------------------------
Total Investment Securities..............  $58,695,866          5.93%         $52,919,248            6.30%
                                           ================================================================

(1) Includes $1,000,271 and $500,755 in adjustable-rate mortgage-backed securities for 1998 and 1997, respectively.
(2) Includes $11,267,675 and $14,899,786 in adjustable-rate mortgage-backed securities for 1998 and 1997, respectively.

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

     The Company manages its sensitivity to interest rate movements by adjusting the maturity of, and establishing rates on, the earning asset portfolio and interest- bearing liabilities in line with management's expectations relative to market interest rates. The Company would generally benefit from increasing market interest rates when the balance sheet is asset sensitive and would benefit from decreasing market rates when it is liability sensitive. At December 31, 1998, the Company's interest rate sensitivity position was liability sensitive within the one-year horizon.

     The following table "Interest Sensitivity Analysis" details the interest rate sensitivity of the Company at December 31, 1998. The principal balances of the various interest-earning and interest-bearing balance sheet instruments are shown in the time period where they are first subject to repricing, whether as a result of floating or adjustable rate contracts or contractual maturity. In the one-year time period, the pricing mismatch on a cumulative basis was liability sensitive $19.8 million or 7.32% of total earning assets. In the current interest rate environment, management considers this level of interest rate risk to be acceptable although procedures are in place to carefully monitor the Company's interest rate sensitivity as the rate environment changes. It should also be noted that all interest rates do not adjust at the same velocity. As an example, the majority of the savings category listed below is priced on adjustable basis that is sixty percent of Prime Rate. Therefore, as the Prime Rate adjusts 100 basis points, the rate on this liability only adjusts 60 basis points. Moreover, varying interest rate environments can create unexpected changes in prepayment levels of assets and liabilities which are not reflected in the interest sensitivity analysis report. Prepayments may have significant effects on the Company's net interest margin. Hence, gap is only a general indicator of interest rate sensitivity and cannot be interpreted as an absolute measurement of the Company's interest rate risk.

                         INTEREST SENSITIVITY ANALYSIS
                             AT DECEMBER 31, 1998

                                                     AFTER
                                                     THREE        AFTER SIX                ONE YEAR
                                       WITHIN       THROUGH        THROUGH                  THROUGH
                                       THREE          SIX           TWELVE       WITHIN       FIVE         OVER FIVE
                                       MONTHS        MONTHS         MONTHS      ONE YEAR      YEARS          YEARS       TOTAL
                                    ---------------------------------------------------------------------------------------------
                                                                (AMOUNTS IN THOUSANDS, EXCEPT RATIOS)
EARNING ASSETS:
Loans.............................      $102,539     $  13,109      $ 20,612     $136,260      $64,351       $ 8,356    $208,967
Investment securities, taxable....         9,457         3,957         7,397       20,811       24,217        10,698      55,726
Investment securities, tax-free...           156           159           238          553        1,372         1,229       3,154
Interest-bearing deposits with
banks.............................             0             0             0            0            0             0           0
Federal Funds sold................         2,370             0             0        2,370            0             0       2,370
                                    ------------- ------------- ------------- ------------ ------------ -------------------------
     Total earning assets.........      $114,522     $  17,225      $ 28,247     $159,994      $89,940       $20,283    $270,217
                                    ============= ============= ============= ============ ============ =========================

INTEREST BEARING LIABILITIES:
Money market accounts.............      $  9,329     $        0     $      0     $  9,329       $3,109       $ 3,109    $ 15,547
Savings deposits..................        76,066           236           471       76,773        3,769             0      80,542
NOW accounts......................        21,535             0             0       21,535        7,179         7,179      35,893
Time deposits.....................        19,733        13,682        35,102       68,517       10,104           185      78,806
Federal funds purchased/securities
sold under repurchase agreements..         2,714             0             0        2,714            0             0       2,714
Federal Home Loan Bank
advances..........................             0             0             0            0        9,000             0       9,000
Other borrowed funds..............           900             0             0          900            0             0         900
                                    ------------- ------------- ------------- ------------ ------------ -------------------------
     Total interest-bearing
liabilities.......................      $130,277     $  13,918      $ 35,573     $179,768      $33,161       $10,473    $223,402
                                    ============= ============= ============= ============ ============ =========================

Interest-free funds...............             0             0             0            0            0        46,815      46,815
                                    ------------- ------------- ------------- ------------ ------------ -------------------------
Funds supporting earning assets...      $130,277     $  13,918      $ 35,573     $179,768      $33,161       $57,288    $270,217
                                    ============= ============= ============= ============ ============ =========================

Period gap........................      $(15,755)    $   3,307      $ (7,326)    $(19,774)     $56,779      ($37,005)          0
Cumulative gap....................      $(15,755)    $ (12,448)     $(19,774)    $(19,774)     $37,005             0           0
Ratio of cumulative gap to total
earning assets....................         -5.83%        -4.61%        -7.32%       -7.32%       13.69%            0           0

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

     Average liquid assets (cash and amounts due from banks, federal funds sold, investment securities and other short term investments) were maintained at 31.8% of average deposits in 1998 compared to 35.0% in 1997 and 34.3% in 1996.

Deposits

     The Company's average deposits, short-term borrowings and other borrowings increased $27.6 million or 12.6% from 1997 to 1998. Average interest-bearing liabilities increased $24.8 million or 13.4% while average non-interest bearing deposits increased $2.8 million or 8.1%. Average deposits and borrowings increased $34.3 million or 18.5% from 1996 to 1997. Average interest-bearing liabilities increased $30.6 million or 19.9% from 1996 to 1997, while average non-interest bearing deposits increased $3.7 million or 11.7% during the same period. The majority of the growth in deposits since 1996 reflects the Company's strategy of consistently emphasizing deposit growth, as deposits are the primary source of funding for balance sheet growth. Borrowed funds consist of short-term borrowings, primarily federal funds purchased, securities sold under agreements to repurchase with the Bank's commercial customers, and borrowings from the Federal Home Loan Bank. The following table presents the average amount outstanding and the average rate paid on deposits and borrowings by the Company for the years 1998, 1997 and 1996:

            AVERAGE DEPOSIT AND OTHER BORROWING BALANCES AND RATES

                                                                    YEAR ENDED DECEMBER 31,
                                                1998                         1997                           1996
                                     --------------------------    -------------------------    ---------------------------
                                        AVERAGE        AVERAGE       AVERAGE        AVERAGE       AVERAGE        AVERAGE
                                         AMOUNT          RATE         AMOUNT         RATE          AMOUNT          RATE
---------------------------------------------------------------    -------------------------    ---------------------------
                                                       (Amounts in thousands, except percentages)
Non-interest bearing demand
    deposits                              $ 37,733         0.00%      $ 34,916          0.00%      $ 31,253          0.00%
Interest-bearing liabilities:
   Transaction accounts                     29,664         2.17%        26,324          2.38%        20,454          2.54%
   Savings, money market                    86,438         4.65%        74,835          4.67%        55,661          4.38%
   Time                                     78,652         5.59%        74,810          5.50%        74,048          5.67%
   Funds purchased/repurchased               5,798         3.50%         4,222          3.20%         1,068          4.12%
       securities agreements
  Other borrowings                           8,780         6.31%         4,389          6.02%         2,713          6.52%
---------------------------------------------------------------------------------------------------------------------------
       Total interest-bearing
        liabilities                       $209,332         4.69%      $184,580          4.68%      $153,944          4.79%
===========================================================================================================================
Total non-interest & interest bearing
    liabilities                           $247,065                    $219,496                     $185,197

     The following table presents the maturities of the Company's time deposits over $100,000 and other time deposits at December 31, 1998:

                                              MATURITIES OF TIME DEPOSITS
                                            TIME DEPOSITS             OTHER TIME
                                            OVER $100,000              DEPOSITS              TOTAL
------------------------------------------------------------------------------------------------------
Months to Maturity
   Within 3 months                                   $11,852                 $ 7,881          $19,733
   After 3 through 6 months                            7,404                   6,278           13,682
   After 6 through 12 months                          13,924                  21,178           35,102
                                         -------------------------------------------------------------
    Within one year                                   33,180                  35,337           68,517
   After 12 months                                     1,050                   9,239           10,289
                                         -------------------------------------------------------------

        Total                                        $34,230                 $44,576          $78,806
                                         =============================================================

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

CAPITAL

     Total shareholders' equity was $28.6 million at December 31, 1998, increasing $4.8 million or 20.0% from the previous year. The increase was comprised of earnings of $2.9 million and an increase in accumulated other comprehensive income of $1.9 million. The increase in accumulated other comprehensive income represents unrealized gains on investments, including equity securities. In 1996 and 1997, the Company made equity investments totaling $150,000 in Towne Services, Inc. These investments were for the purpose of providing capital to acquire and implement a processing system for equipment and vehicle leasing. Towne Services, Inc. also provided processing services for an automated asset management (accounts receivable) system. Based upon the acceptance and success of its services and the resulting growth of the company, Towne Services sold 4,000,000 shares of common stock in an initial public offering in July of 1998 at a price of $8.00 per share.

     At December 31, 1998, the Company held 383,400 common shares of Towne Services, Inc. which are included in investment securities and categorized as available-for-sale in the Company's Consolidated Balance Sheet. Under the terms and conditions of the initial public offering, the Company could not sell its shares in Towne Services, Inc. until January 29, 1999. The Company continues to analyze whether to hold or sell its holdings in Towne Services, Inc. Until July, 1998 no public market existed for the stock of Towns Services, Inc. and its market value is subject to all the circumstances reflected in the price volatility of similar offerings and the equity markets generally. At December 31, 1998, based upon the per share price of $7.50, the total market value of the Company's shares in Towne Services, Inc. was $2,875,500.

     The Company's average equity to average total assets was 9.38% in 1998 compared to 7.55% in 1997 and 7.64% in 1996. The increase in 1998 reflects the additional capital of $4.9 million raised from a common stock offering of 278,000 shares of Company common stock completed October 31, 1997. Capital is considered to be very adequate to meet present operating needs and anticipated future operating requirements. Management is not aware of any trends, events, or uncertainties that are reasonably likely to have a material effect on the Company's capital resources or operations. The following table presents the return on equity and assets for the years 1998, 1997 and 1996.

                                                 RETURN ON EQUITY AND ASSETS

                                                     1998           1997          1996
                                                     ----           ----          ----
Return on average total assets                       1.06%          0.99%         0.97%

Return on average equity                            11.27%         13.05%        12.65%

Average Equity to average assets ratio               9.38%          7.55%         7.64%

     At December 31, 1998, the Company was well above the minimum capital ratios required under the regulatory risk-based capital guidelines. The following table presents the capital ratios for the Company and the Bank.

                                                                    ANALYSIS OF CAPITAL
                                               Required                    Actual                      Excess
--------------------------------------------------------------------------------------------------------------------------
                                            Amount       %           Amount         %            Amount         %
--------------------------------------------------------------------------------------------------------------------------
                                                    (Amounts in thousands, except percentages)
GEORGIA BANK FINANCIAL CORPORATION
             12/31/98
Risk-based capital:
  Tier 1 capital                            $ 9,140    4.00%         $26,120      11.43%         $16,980       7.43%
  Total capital                              18,280    8.00%          30,062      13.16%          11,782       5.16%
Tier 1 leverage ratio                        11,701    4.00%          26,120       8.93%          14,419       4.93%
             12/31/97
Risk-based capital
  Tier 1 capital                            $ 7,544    4.00%         $23,082      12.24%         $15,538       8.24%
  Total capital                              15,088    8.00%          25,179      13.35%          10,091       5.35%
Tier 1 leverage ratio                        10,132    4.00%          23,082       9.11%          12,950       5.11%

GEORGIA BANK & TRUST COMPANY
             12/31/98
Risk-based capital:
  Tier 1 capital                            $ 9,060    4.00%         $24,598      10.86%         $15,538       6.86%
  Total capital                              18,119    8.00%          27,668      12.22%           9,549       4.22%
Tier 1 leverage ratio                        11,599    4.00%          24,598       8.48%          12,999       4.48%
             12/31/97
Risk-based capital
  Tier 1 capital                            $ 7,448    4.00%         $21,553      11.58%         $14,105       7.58%
  Total capital                              14,896    8.00%          23,650      12.70%           8,754       4.70%
Tier 1 leverage ratio                        10,076    4.00%          21,553       8.56%          11,477       4.56%

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). SFAS No. 133 is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company does not believe the provisions of SFAS No. 133 will have a significant impact on the financial statements upon adoption.

YEAR 2000 ISSUE

         The Company recognizes the scope and potential problems associated with the Year 2000 compliance program. The Company has adopted a plan of action and has in place a team of key managers to define and implement steps to address the problem for all of the Company's mission critical systems and hardware including embedded chip devices. The Company has progressed through the awareness, assessment and renovations phases and is well into the validation phase where testing is conducted and results analyzed to confirm the changes made to bring the affected system into compliance and that no problems surface as a result of the changes. It is anticipated that validation of mission critical systems will be substantially complete by March 31, 1999. In addition to systems compliance, the Company has evaluated all significant credit customer relationships to determine any risks represented to the Company by the impact of Year 2000 on customer operations. Based upon this evaluation, the Company is not aware of more than the normal credit risk associated with these relationships and no special additions to the allowance for loan losses are believed to be necessary. Also, the Company has incorporated Year 2000 compliance into its Loan Policy, underwriting standards and loan documentation.

         In addition to assessing the Company's information technology system and the risks of customer credit relationships, the Company has also assessed it electronic equipment, such as building security, environmental systems and other devices which contain embedded electronic circuits. With regards to these non-information technology systems, the Company anticipates substantial, if not complete, Year 2000 compliance no later than March 31, 1999.

         The management of the Company expects to incur expenses of approximately $450,000, of which $250,000 was budgeted for 1998 and $200,000 for 1999, to modify its information systems appropriately to accurately process information for the year 2000 and beyond. In 1998, the Company incurred costs of $332,000 for the replacement of non-compliant hardware and software. The Company continues to evaluate appropriate courses of corrective action including replacement of certain systems whose associated costs would be recorded as assets and amortized. Other ongoing costs such as personnel expense for testing are being expensed as incurred. Management expects that the costs to convert the Company's information systems to Year 2000 compliance will not have material impact on the Company's consolidated financial statements or results of operation. The costs of the Year 2000 project and the date which the Company plans to complete the Year 2000 modifications are based upon management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

         While not anticipated at this time, the Company could potentially experience disruptions to some aspects of its various activities and operations as a result of non-compliant systems utilized by the Company or unrelated third parties. Contingency plans are, therefore under development to mitigate the extent of any such disruption to business operation. The Company's contingency plans are expected to be substantially complete by March 31, 1999.

         In its efforts to achieve Year 2000 compliance, as of December 31, 1998, the Company believes it has met all the regulatory requirements of the Federal Financial Institutions Examination Council ("FFIEC").

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

ITEM 7:  FINANCIAL STATEMENTS

         The consolidated financial statements of the Company as of December 31, 1998 and 1997 and for each of the years in the three-year period ended December 31, 1998, are set forth on the following pages.

                                                                           Page
                                                                           ----

Report of Independent Auditors, KPMG LLP                                    46


   Consolidated Balance Sheets as of December 31, 1998 and 1997             47

   Consolidated Statements of Income for Years Ended
     December 31, 1998, 1997 and 1996                                       48

   Consolidated Statements of Stockholders' Equity and Comprehensive
     Income for Years Ended December 31, 1998, 1997 and 1996                49

   Consolidated Statements of Cash Flows for Years Ended
     December 31, 1998, 1997 and 1996                                       50

Notes to Consolidated Financial Statements                                  52

                         Independent Auditors' Report


The Board of Directors
Georgia Bank Financial Corporation:

We have audited the accompanying consolidated balance sheets of Georgia Bank Financial Corporation and subsidiary (the "Bank") as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Georgia Bank Financial Corporation and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                                    KPMG LLP

Atlanta, Georgia
January 8, 1999

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                          Consolidated Balance Sheets
                          December 31, 1998 and 1997

                                    ASSETS                                               1998                  1997
                                                                                    -----------          ------------
Cash and due from banks (note 2)                                                   $  7,546,911            12,309,983
Federal funds sold                                                                    2,370,000               860,000
                                                                                    -----------           -----------
        Cash and cash equivalents                                                     9,916,911            13,169,983
                                                                                    -----------           -----------
Investment securities (note 3):
  Available-for-sale                                                                58,919,609             50,428,295
  Held-to-maturity, at cost (fair values of $4,298,350
      and $3,948,755 at December 31, 1998 and 1997,
      respectively)                                                                   4,174,769             3,892,304

Loans (note 4)                                                                      208,967,142           172,430,560
  Less allowance for loan losses                                                      2,714,638             2,097,036

                                                                                    -----------           -----------
           Loans, net                                                               206,252,504           170,333,524
                                                                                    -----------           -----------

Premises and equipment, net (note 5)                                                 11,025,425             9,895,090
Accrued interest receivable                                                           2,111,933             1,643,476
Other real estate                                                                           --                275,146
Intangible assets, net (note 6)                                                         615,891               738,977
Other assets                                                                          2,414,738             1,854,064
                                                                                   ------------           -----------
                                                                                   $295,431,780           252,230,859
                                                                                   ============           ===========

                                                                                   ------------           -----------
                     LIABILITIES AND STOCKHOLDERS' EQUITY                               1998                  1997
                                                                                   ------------           -----------
Deposits:
  Noninterest bearing                                                              $ 40,718,719            36,596,135
  Interest-bearing:
     NOW accounts                                                                    35,892,756            26,323,128
     Savings                                                                         80,541,816            62,506,983
     Money management accounts                                                       15,546,821            10,413,159
     Time deposits over $100,000                                                     34,229,532            35,600,295
     Other time deposits                                                             44,575,842            38,752,078
                                                                                   ------------          ------------
                                                                                    251,505,486           210,191,778
Securities sold under repurchase agreements (note 8)                                  2,714,257             5,938,111
Advances from Federal Home Loan Bank (note 8)                                         9,000,000             9,000,000
Other borrowed funds (note 8)                                                           900,000             1,000,000
Accrued interest and other liabilities                                                2,684,965             2,241,520
                                                                                   ------------          ------------
        Total liabilities                                                           266,804,708           228,371,409
                                                                                   ------------          ------------
Stockholders' equity (notes 11 and 14):
  Common stock, $3.00 par value; 10,000,000
    shares authorized; shares issued and outstanding
    of 1,820,368 in 1998 and 1997                                                     5,461,104             5,461,104
  Additional paid-in capital                                                         14,440,355            14,440,355
  Retained earnings                                                                   6,834,639             3,919,255
  Accumulated other comprehensive income                                              1,890,974                38,736
                                                                                   ------------          ------------
        Total stockholders' equity                                                   28,627,072            23,859,450
                                                                                   ------------          ------------
Commitments (note 7)
                                                                                   $295,431,780           252,230,859
                                                                                   ============          ============

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                       Consolidated Statements of Income
                  Year ended December 31, 1998, 1997 and 1996

                                                                      1998               1997                1996
                                                                ------------        ------------          ------------
Interest income:
  Loans, including fees                                         $ 17,762,188          14,896,322            12,469,638
  Investment securities:
     Taxable                                                       3,247,066           3,555,470             2,788,829
     Tax-exempt                                                      110,100             105,739                76,557
  Federal funds sold                                                 380,851             255,677               342,264
                                                                ------------        ------------          ------------
          Total interest income                                   21,500,205          18,813,208            15,677,288
                                                               -------------        ------------          ------------
Interest expense:
  Deposits (including interest on time deposits over
    $100,000 of $2,054,299, $1,901,076, in
    in 1998, and 1997, respectively),                              9,062,585           8,232,985             7,151,635
  Federal funds purchased and securities sold
    under repurchase agreements                                      203,280             134,998                43,774
  Other borrowings                                                   553,505             263,947               177,271
                                                               -------------        ------------          ------------
          Total interest expense                                   9,819,370           8,631,930             7,372,680
                                                               -------------        ------------          ------------

          Net interest income                                     11,680,835          10,181,278             8,304,608

Provision for loan losses (note 4)                                   875,000             774,012               470,000
                                                               -------------        ------------          ------------
          Net interest income after provision
             for loan losses                                      10,805,835           9,407,266             7,834,608
                                                               -------------        ------------          ------------

Noninterest income:
    Service charges and fees on deposits                           2,625,080           2,297,345             1,838,622
    Gain on sale of loans                                            928,383             407,579               311,728
    Investment securities gains (losses), net (note 3)                33,001             (20,616)                  (92)
    Miscellaneous income                                              27,308              26,656                   495
                                                               -------------        ------------          ------------
          Total noninterest income                                 3,613,772           2,710,964             2,150,753
                                                               -------------        ------------          ------------
Noninterest expense:
    Salaries                                                       4,286,770           3,719,315             3,074,532
    Employee benefits                                              1,139,794             876,303               578,844
    Occupancy expenses                                             1,655,242           1,480,404             1,262,475
    Other operating expenses (note 13)                             2,853,417           2,728,795             2,317,686
                                                               -------------        ------------          ------------
          Total noninterest expense                                9,935,223           8,804,817             7,233,537
                                                               -------------        ------------          ------------

          Income before income taxes                               4,484,384           3,313,413             2,751,824

Income tax expense (note 9)                                        1,569,000             958,488               799,659
                                                               -------------        ------------          ------------

          Net income                                            $  2,915,384           2,354,925             1,952,165
                                                               =============        ============          ============

Basic income per share                                          $       1.60                1.48                  1.27
                                                               =============        ============          ============

Weighted average common shares outstanding                         1,820,368           1,588,828             1,542,368
                                                               =============        ============          ============

(note 1(i))



See accompanying notes to consolidated financial statements.

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
             Consolidated  Statements of Stockholders' Equity and
                   Comprehensive Income Years ended December
                           31, 1998, 1997, and 1996

                                                                                                           Accumu-
                                                                         Common stock                    lated other   Total
                                                                  ---------------------------
                                                                                    Additional               compre-     stock-
                                                 Comprehensive  Number of            paid-in      Retained   hensive     holders'
                                                     Income      shares     Amount   capital      earnings   income      equity
                                                 -----------------------------------------------------------------------------------

Balance, December 31, 1995                                     1,341,479 $4,024,437  7,122,998     3,435,381  (144,135)  14,438,681
Stock dividend declared - 15%                                    200,889    602,667  3,214,224    (3,816,891)       --           --
Cash paid in lieu of fractional shares
     for  stock dividend                                             --          --         --        (6,325)       --       (6,325)

Comprehensive income:
 Net income                                        $1,952,165         --         --         --     1,952,165        --    1,952,165
 Other comprehensive income (loss)-unrealized
   loss on investment securities available-for--
   sale, net of income tax effect of $19,946(see
   below)                                             (37,043)        --         --         --            --   (37,043)     (37,043)
                                                   -----------
             Total comprehensive income            $1,915,122
                                                   ===========
                                                   ---------------------------------------------------------------------------------


Balance, December 31, 1996                                     1,542,368 $4,627,104 10,337,222     1,564,330  (181,178)  16,347,478
   Issuance of shares of common stock, net of
         expenses of $67,000                                     278,000    834,000  4,103,133            --        --    4,937,133

Comprehensive income:
  Net income                                        2,354,925         --         --         --     2,354,925        --    2,354,925
  Other comprehensive income - unrealized
     gain on investment securities available-for
     sale, net of income tax effect of $118,415
     (see below)                                      219,914                                                  219,914      219,914
                                                   ----------
             Total comprehensive income            $2,574,839
                                                   ==========
                                                   ---------------------------------------------------------------------------------

Balance, December 31, 1997                                     1,820,368  5,461,104 14,440,355     3,919,255    38,736   23,859,450

Comprehensive income:
  Net income                                        2,915,384         --         --         --     2,915,384        --    2,915,384
  Other comprehensive income - unrealized
     gain on investment securities available-for
     sale, net of income tax effect of $997,359
    (see below)                                     1,852,238         --         --         --          --   1,852,238    1,852,238
                                                   ----------
             Total comprehensive income            $4,767,622
                                                   ==========
                                                   ---------------------------------------------------------------------------------

Balance, December 31, 1998                                     1,820,368 $5,461,104 14,440,355     6,834,639 1,890,974   28,627,072
                                                   =================================================================================

                                                                  1998       1997     1996
                                                   --------------------------------------------
Disclosure of reclassification amount:
  Unrealized holding gains (losses) arising
     during period net of taxes                               $1,874,019    206,308    (37,104)
  Less:  Reclassification adjustment for gains (losses)
      included in net income, net of taxes                        21,781    (13,606)       (61)
                                                   --------------------------------------------
             Net unrealized gains (losses) in                 $1,852,238    219,914    (37,043)
                                                   ============================================

See accompanying notes to consolidated financial statements

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

                     Consolidated Statements of Cash Flows

                 Years ended December 31, 1998, 1997, and 1996

                                                                               1998                1997               1996
                                                                         -----------------  ------------------ ------------------
Cash flows from operating activities:
  Net income                                                             $       2,915,384           2,354,925          1,952,165
  Adjustments to reconcile net income to net
    cash provided by operating activities
    Depreciation and amortization                                                1,064,844           1,066,710            894,858
    Deferred income tax benefit                                                   (231,635)           (464,426)          (253,995)
    Provision for loan losses                                                      875,000             774,012            470,000
    Net investment securities (gains) losses                                       (33,001)             20,616                 92
    Net amortization (accretion) of premium/
      discount on investment securities                                             60,334             (28,363)           (36,686)
    Gain on disposal of premises and equipment                                     (25,322)                --                 --
    (Gain) loss on the sale of other real estate                                   (10,220)             41,982                --
    Gain on sale of loans                                                         (928,383)           (407,579)          (311,728)
    Real estate loans originated for sale                                      (47,851,350)        (23,563,390)       (21,443,710)
    Proceeds from sales of real estate loans                                    47,947,727          22,900,277         21,682,180
    Increase in accrued interest receivable                                       (468,457)           (149,185)          (140,117)
    Increase in other assets                                                    (1,476,400)            (26,938)          (101,890)
    Increase in accrued interest and other liabilities                             443,445             660,806            222,994
                                                                         -----------------  ------------------ ------------------
           Net cash provided by operating activities                             2,281,966           3,179,447          2,934,163
                                                                         -----------------  ------------------ ------------------

Cash flows from investing activities:
  Proceeds from sales of available-for-sale securities                           6,333,289          29,366,026         16,629,955
  Proceeds from maturities of available-for-sale securities                     22,553,824           7,286,156          3,687,473
  Proceeds from maturities of held-to-maturity securities                        1,233,308             360,000            400,993
  Purchase of held-to-maturity securities                                       (1,312,526)           (730,563)        (2,879,762)
  Purchase of available-for-sale securities                                    (34,609,408)        (32,945,163)       (39,720,902)
  Net increase in loans                                                        (35,794,908)        (36,731,975)       (15,125,013)
  Purchases of premises and equipment                                           (2,102,045)         (2,046,466)        (1,003,071)
  Proceeds from sale of other real estate                                          118,300             272,952                --
  Proceeds from the sale of premises and equipment                                  55,274             296,180                --
  Purchase of other investments                                                         --             (50,000)          (100,000)
  Purchase of GA Union Mortgage, net of cash
    and cash equivalents acquired                                                       --            (145,000)               --
                                                                         -----------------  ------------------ ------------------
             Net cash used in investing activities                             (43,524,892)        (35,067,853)       (38,110,327)
                                                                         -----------------  ------------------ ------------------

Cash flows from financing activities:
  Net increase in noninterest-bearing deposits                                   4,122,584           3,290,032          6,405,594
  Net increase in NOW accounts                                                   9,569,628           2,381,010          4,982,608
  Net increase in savings accounts                                              18,034,833          18,949,200         23,512,309
  Net increase (decrease) in money management accounts                           5,133,662         (10,827,963)         5,169,621
  Net (decrease) increase in time deposits over $100,000                        (1,370,763)          4,478,274         (1,393,678)
  Net increase (decrease) in other time deposits                                 5,823,764          (3,746,303)          (158,666)

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

                     Consolidated Statements of Cash Flows

                 Years ended December 31, 1998, 1997, and 1996

                                                                               1998                1997               1996
                                                                         -----------------  ------------------ ------------------
Net (decrease) increase in federal funds purchased
  and securities sold under repurchase agreements                             (3,223,854)        4,712,817           (536,233)
Proceeds from issuance of common stock, net                                          --          4,937,133                --
Proceeds from other borrowed funds                                                   --                --           1,000,000
Advances from Federal Home Loan Bank                                           4,000,000         9,000,000                --
Payments of Federal Home Loan Bank advances                                   (4,000,000)              --          (4,000,000)
Principal payments on other borrowed funds                                      (100,000)         (186,668)          (453,332)
Cash paid for fractional shares related to stock dividend                            --                --              (6,325)
                                                                         -----------------  ------------------ ------------------
                Net cash provided by financing activities                     37,989,854        32,987,532         34,521,898
                                                                         -----------------  ------------------ ------------------

                Net (decrease) increase in cash and cash
                  equivalents, carried forward                           $    (3,253,072)        1,099,126           (654,266)
                                                                         =================  ================== ==================
                Net (decrease) increase in cash and cash
                equivalents, brought forward                             $    (3,253,072)        1,099,126           (654,266)

          Cash and cash equivalents at beginning of year                      13,169,983        12,070,857         12,725,123
                                                                         -----------------  ------------------ ------------------

Cash and cash equivalents at end of year                                 $     9,916,911        13,169,983         12,070,857
                                                                         =================  ================== ==================
Supplemental disclosures of cash paid during
  the year for:
    Interest                                                             $     9,687,272         8,432,520          7,460,076
                                                                         =================  ================== ==================

    Income taxes                                                         $     2,074,402         1,208,000          1,026,463
                                                                         =================  ================== ==================
Supplemental information on noncash
  investing activities:
    Loans transferred to other real estate                               $        55,934           439,765            153,373
                                                                         =================  ================== ==================

    Sales of other real estate financed with
      loans from the Bank                                                $       223,000               --              78,000
                                                                         =================  ================== ==================
    Other investments converted to investment
      securities available-for-sale                                      $       150,000               --                 --
                                                                         =================  ================== ==================

See accompanying notes to consolidated financial statements.

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 1998, 1997, and 1996

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Georgia Bank Financial Corporation (the "Company") and subsidiary (collectively the "Bank") offer a wide range of lending services, including real estate, commercial, and consumer loans to individuals and small to medium-sized businesses and professionals that are located in, or conduct a substantial portion of their business in, the Richmond and Columbia County areas of Georgia. The Bank is subject to competition from other financial institutions and is also subject to the regulations of certain Federal and state agencies and undergoes periodic examinations by those regulatory authorities.

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

                       December 31, 1998, 1997, and 1996

       (C)    INVESTMENT SECURITIES

              The Bank classifies its investment securities into one of three categories: available for sale, held to maturity, or trading. Held to maturity securities are those securities for which the Bank has the ability and intent to hold the security until maturity. All other securities are classified as available for sale. The Bank does not hold any trading securities.

              Held to maturity securities are recorded at cost adjusted for the amortization or accretion of premiums or discounts. Available for sale securities are recorded at fair value. Unrealized holding gains and losses, net of related tax effects, on securities available for sale are excluded from earnings and are reported within stockholders' equity as a component of accumulated other comprehensive income until realized.

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

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 1998, 1997, and 1996

              The allowance is an amount that management believes will be adequate to absorb losses on existing loans that become uncollectible, based on evaluations of the collectibility of loans. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions and trends that may affect a borrower's ability to pay. The allowance is evaluated on a regular basis utilizing estimated loss factors for specific problem loans. Such loss factors are periodically reviewed and adjusted as necessary based on actual losses.

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

                       December 31, 1998, 1997, and 1996

       (F)    OTHER REAL ESTATE

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

       (G)    INTANGIBLE ASSETS

              Intangible assets relate to certain acquisitions and consist of goodwill and deposit base premiums. The core deposit intangible is being amortized on a straight-line basis over the estimated lives of the related deposits, which is estimated to be 10 years. Goodwill is being amortized over 15 years using the straight-line method.

              The Bank assesses the recoverability of goodwilll by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

       (H)    INCOME TAXES

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

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 1998, 1997, and 1996

       (J)    RECLASSIFICATIONS

              For comparability, certain of the 1997 and 1996 amounts have been reclassified, where appropriate, to conform with the financial statement presentation used in 1998.

       (K)    OTHER COMPREHENSIVE INCOME

              Effective January 1, 1998, the Bank adopted the provisions of SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with the other financial statements. The term "comprehensive income" is used in the statement to describe the total of all components of comprehensive income including net income. "Other comprehensive income" for the Bank consists of items recorded directly in equity under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.

       (L)    SEGMENT DISCLOSURES

              Effective January 1, 1998, the Bank adopted the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the disclosures made by public business enterprises to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Bank does not have any separate segments that are considered material.

       (M)    RECENT ACCOUNTING PRONOUNCEMENT

              In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). SFAS No. 133 is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company does not believe the provisions of SFAS No. 133 will have a significant impact on the financial statements upon adoption.

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 1998, 1997, and 1996

(2)    CASH AND DUE FROM BANKS

       The subsidiary bank is required by the Federal Reserve Bank to maintain average daily cash balances. These balances were $2,956,000 and $2,575,000 at December 31, 1998 and 1997, respectively.

(3)    INVESTMENT SECURITIES

       A summary of investment securities as of December 31, 1998 and 1997 is as follows:

                                                                                    1998
                                           -----------------------------------------------------------------------------------------
                                                                         GROSS                  GROSS
                                                AMORTIZED              UNREALIZED             UNREALIZED              ESTIMATED
                                                   COST                  GAINS                  LOSSES               FAIR VALUE
                                           --------------------    ------------------     ------------------     -------------------
       Held-to-maturity:
         Obligations of states and
            political subdivisions         $     3,385,944              110,595                    --                  3,496,539
         REMICs                                    788,825               12,986                    --                    801,811
                                           ----------------------    ----------------     ------------------     -------------------


                                           $     4,174,769              123,581                    --                  4,298,350
                                           ======================    ================     ==================     ===================

       Available-for-sale:
         Obligations of U.S.
            Government agencies            $    23,532,876              294,657                17,405                 23,810,128
         U.S. Treasury notes                     2,984,821               68,939                    --                  3,053,760
         Mortgage-backed securities             15,563,592              124,730                15,217                 15,673,105
         REMICs                                 12,439,808               21,689               293,702                 12,167,795
         Equity securities                       1,486,885            2,727,936                    --                  4,214,821
                                           ----------------------    ----------------     ------------------     -------------------


                                           $    56,007,982            3,237,951               326,324                 58,919,609
                                           ====================    ==================     ==================     ===================


                                                                                    1997
                                           -----------------------------------------------------------------------------------------
                                                                         GROSS                  GROSS
                                                AMORTIZED              UNREALIZED             UNREALIZED              ESTIMATED
                                                   COST                  GAINS                  LOSSES               FAIR VALUE
                                           --------------------    ------------------     ------------------     -------------------
       Held-to-maturity:
         Obligations of states and
            political subdivisions         $   2,859,828                41,895                 1,660                2,900,063
         REMICs                                1,032,476                16,216                    --                1,048,692
                                           --------------------    ------------------     ------------------     -------------------


                                           $   3,892,304                58,111                 1,660                3,948,755
                                           ====================    ==================     ==================     ===================

       Available-for-sale:
         Obligations of U.S.
            Government agencies            $  21,838,852               128,496                76,228               21,891,120
         U.S. Treasury notes                   4,461,275                51,545                    --                4,512,820
         Mortgage-backed securities           14,240,110               103,192                 3,754               14,339,548
         REMICs                                8,486,707                11,633               152,854                8,345,486
         Equity securities                     1,339,321                    --                    --                1,339,321
                                           --------------------    ------------------     ------------------     -------------------


                                           $  50,366,265               294,866               232,836               50,428,295
                                           ====================    ==================     ==================     ===================


               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 1998, 1997, and 1996

       The amortized cost and estimated fair value of securities held-to-maturity and available-for-sale other than equity securities as of December 31, 1998, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                               SECURITIES                                SECURITIES
                                                            HELD-TO-MATURITY                          AVAILABLE-FOR-SALE
                                               ----------------------------------------   -----------------------------------------
                                                    AMORTIZED              ESTIMATED          AMORTIZED               ESTIMATED
                                                       COST                FAIR VALUE            COST                FAIR VALUE
                                               --------------------    ----------------   ------------------     -------------------

       One year or less                        $      115,000              116,372             498,607                504,220
       After one through five years                 1,441,793            1,478,893          20,020,844             20,323,177
       After five years through ten years           1,301,501            1,315,479           7,740,243              7,742,313
       After ten years                              1,316,475            1,387,606          10,697,811             10,461,973
                                               --------------------    ----------------   ------------------     -------------------

                                                    4,174,769            4,298,350          38,957,505             39,031,683
       Mortgage-backed securities                          --                   --          15,563,592             15,673,105
                                               --------------------    ----------------   ------------------     -------------------


                                               $    4,174,769            4,298,350          54,521,097             54,704,788
                                               ====================    ================   ==================     ===================


       Proceeds from sales of investment securities during 1998, 1997, and 1996 were $6,333,289, $29,366,026, and $16,629,955, respectively. Gross realized gains of $38,330, $13,882, and $115,883 and gross realized losses of $5,329, $34,498, and $115,975 were realized on those sales in 1998, 1997, and 1996, respectively.

       Investment securities with a carrying amount of approximately $37,912,000 and $23,478,000 at December 31, 1998 and 1997, respectively, were pledged to secure public and trust deposits, and for other purposes required by law.

(4)    LOANS

       Loans at December 31, 1998 and 1997 are summarized as follows:

                                                                            1998                      1997
                                                                   ----------------------     ---------------------
       Commercial, financial, and agricultural                     $   36,055,343                 30,134,522
       Real estate - construction/development                          24,372,901                 23,567,249
       Other loans secured by real estate:
           Single-family                                               45,083,957                 30,512,801
           Commercial                                                  67,168,366                 58,518,066
       Real estate loans originated for sale                            2,380,156                  1,548,150
       Consumer installment                                            33,906,419                 28,149,772
                                                                   ----------------------     ---------------------
                                                                      208,967,142                172,430,560
       Less allowance for loan losses                                   2,714,638                  2,097,036
                                                                   ----------------------     ---------------------
                                                                   $ 206,252,504                170,333,524
                                                                   ======================     =====================

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 1998, 1997, and 1996

       As of December 31, 1998 and 1997, the Bank had nonaccrual loans aggregating $2,925,000 and $2,092,000, respectively. Interest that would have been recorded on nonaccrual loans had they been in accruing status was approximately $43,000 in 1998, $8,100 in 1997, and $28,000 in 1996.

       At December 31, 1998 and 1997, the Bank had impaired loans with an outstanding balance of $1,860,000 and $1,921,000, respectively, with a related valuation allowance of $260,000 at December 31, 1998 and 1997. The average balance of impaired loans was approximately $1,891,000, $1,264,000, and $1,228,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

       The following is a summary of the activity in the allowance for loan losses for the years ended December 31, 1998, 1997, and 1996:

                                                          1998                    1997                     1996
                                                   -------------------    --------------------     ---------------------
       Balance, beginning of year                  $    2,097,036              1,467,702                1,335,275
       Provision for loan losses                          875,000                774,012                  470,000
       Charge-offs                                       (378,783)              (354,294)                (369,423)
       Recoveries                                         121,385                209,616                   31,850
                                                   -------------------    --------------------     ---------------------
       Balance, end of year                        $    2,714,638              2,097,036                1,467,702
                                                   ===================    ====================     =====================

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

       The following is a summary of the activity in loans outstanding to officers, directors, and their associates for the year ended December 31, 1998:

       Balance at beginning of year                                                     $   10,946,113
       New loans                                                                            16,038,953
       Principal repayments                                                                (19,251,473)
                                                                                        ---------------
       Balance at end of year                                                           $    7,733,593
                                                                                        ===============

       The Bank is also committed to extend credit to certain directors and executives of the Bank, including companies in which they are principal owners, through personal lines of credit, letters of credit and other loan commitments. As of December 31, 1998, available balances on these commitments to these persons aggregated approximately $3,927,000.

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 1998, 1997, and 1996

(5)    PREMISES AND EQUIPMENT

       Premises and equipment at December 31, 1998 and 1997 are summarized as follows:

                                                                             1998                     1997
                                                                     ---------------------    ---------------------
       Land                                                          $     1,959,585                1,959,585
       Buildings                                                           7,926,413                6,914,852
       Furniture and equipment                                             4,849,985                3,819,164
                                                                     ---------------------    ---------------------
                                                                          14,735,983                12,693,601
       Less accumulated depreciation                                       3,710,558                2,798,511
                                                                     ---------------------    ---------------------

                                                                     $    11,025,425                9,895,090
                                                                     =====================    =====================

       Depreciation expense amounted to $941,758, $782,598, and $614,841 in 1998, 1997, and 1996, respectively.

(6)    INTANGIBLE ASSETS

       Intangible assets, net of accumulated amortization, at December 31, 1998 and 1997 are summarized as follows:

                                                                                 1998                   1997
                                                                           -----------------     ------------------
       Core deposit premium                                                $    427,008               533,760
       Goodwill                                                                 188,883               205,217
                                                                           -----------------     ------------------

                                                                           $    615,891               738,977
                                                                           =================     ==================

       Amortization expense amounted to $123,086, $284,112, and $280,017 in 1998, 1997, and 1996, respectively.

(7)    COMMITMENTS

       The Bank is committed under various operating leases for office space and equipment. At December 31, 1998, minimum future lease payments for each of the next five years under noncancelable real property and equipment operating leases are as follows:

                1999                               $   178,524
                2000                                   177,170
                2001                                   140,888
                2002                                   111,850
                2003                                    91,200
                                                   ----------------

                                                   $   699,632
                                                   ================

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 1998, 1997, and 1996

       Rent expense for all building, equipment and furniture rentals totaled $260,108, $369,130, and $292,671 for the years ended December 31, 1998,
       1997, and 1996, respectively.

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

       Unfunded commitments to extend credit where contract amounts represent potential credit risk totaled $40,362,000 and $34,346,000 at December 31, 1998 and 1997, respectively. Such commitments are at variable interest rates, such that the Bank has essentially no fixed rate unfunded commitments.

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

(8)    BORROWINGS

       The securities sold under repurchase agreements at December 31, 1998 are collateralized by obligations of the U.S. Government or its corporations and agencies, state and municipal securities, or mortgage-backed securities, which are held by independent trustees. Under such agreements, the Bank agrees to repurchase identical securities as those sold. The following summarizes pertinent data related to the securities sold under the agreements to repurchase as of and for the years ended December 31, 1998, 1997, and 1996.

                                                          1998               1997             1996
                                                       ----------         ---------       ---------
Weighted-average borrowing rate at year-end                  2.72%             3.38            4.08
                                                       ==========         =========       =========

Weighted-average borrowing rate during
    the year                                                 3.50              3.20            4.12
                                                      ===========         =========       =========

Average daily balance during the year                 $ 5,798,000         4,222,000       1,068,000
                                                      ===========         =========       =========
Maximum month-end balance during the year             $ 7,121,000         5,938,000       1,225,000
                                                      ===========         =========       =========

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 1998, 1997, and 1996

       At December 31, 1998, the Bank had securities sold under agreements to repurchase with one counterparty aggregating approximately $1,686,000.

       The Bank has a $14,000,000 available line of credit from the Federal Home Loan Bank of Atlanta (FHLB) which is reviewed annually by the FHLB. At December 31, 1998, $5,000,000 of advances were outstanding with a related interest rate of 5.75% and a maturity date of October 2, 2002, and $4,000,000 of advances were outstanding with a related interest rate of 5.52% and a maturity date of April 12, 2003. The weighted-average interest rate during 1998 on such borrowings was 5.65%. At December 31, 1997, $9,000,000 of advances were outstanding under this line.

       At December 31, 1998, the Bank has pledged, under a blanket floating lien, first mortgage loans with unpaid balances which, when discounted at 75% of such unpaid principal balances, equals or exceeds the advances outstanding.

       Other borrowed funds at December 31, 1998 and 1997 consist of a treasury, tax, and loan account with the Federal Reserve Bank of $900,000 and $1,000,000, respectively.

 (9)   INCOME TAXES

       Income tax expense (benefit) for the years ended December 31, 1998, 1997, and 1996 consists of the following:

                                               1998              1997               1996
                                           -----------        ---------          ---------
Current tax expense:
    Federal                                $ 1,675,110        1,383,467          1,053,654
    State                                      125,525           39,447                --
                                           -----------        ---------          ---------
         Total current                       1,800,635        1,422,914          1,053,654
                                           -----------        ---------          ---------

Deferred tax benefit:
    Federal                                   (208,791)        (394,983)          (216,019)
    State                                      (22,844)         (69,443)           (37,976)
                                           -----------        ---------          ---------
         Total deferred                       (231,635)        (464,426)          (253,995)
                                           -----------        ---------          ---------

         Total income tax expense          $ 1,569,000          958,488            799,659
                                           ===========        =========          =========

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 1998, 1997, and 1996


       Income tax expense differed from the amount computed by applying the statutory Federal corporate tax rate of 34% to income before income taxes as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                          --------------------------------------
                                                               1998          1997        1996
                                                          ------------     --------     -------
Computed "expected" tax expense                           $  1,524,691     1,126,560     935,620
Increase (decrease) resulting from:
    Tax-exempt interest income                                 (89,610)      (68,889)    (25,893)
    Nondeductible interest expense                              12,942        10,253       4,953
    State income tax, net of Federal
      tax effect                                                67,769       (19,797)    (25,064)
    Change in valuation allowance                                   --      (162,698)   (150,000)
    Meals, entertainment, and club dues                         16,295        11,628      11,149
    Other, net                                                  36,913        61,431      48,894
                                                          ------------     ---------    --------
                                                          $  1,569,000       958,488     799,659
                                                          ============     =========    ========

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are presented below:

                                                                             1998                     1997
                                                                     ---------------------    ---------------------
Deferred tax assets:
                     Allowance for loan losses                     $      915,658                  678,560
    Deferred compensation                                                  73,852                   66,061
    Other                                                                   1,245                   17,091
                                                                    ----------------------      ------------------
           Total deferred tax assets                                      990,755                  761,712
                                                                    ----------------------      ------------------

Deferred tax liabilities:
    Depreciation                                                          (39,781)                 (42,373)
    Unrealized gain on investment securities
      available for sale                                               (1,020,653)                 (23,294)
                                                                    ----------------------      ------------------
           Total deferred tax liabilities                              (1,060,434)                 (65,667)
                                                                    ----------------------      ------------------

           Net deferred tax (liability) asset                      $      (69,679)                 696,045
                                                                     =====================      ==================

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

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 1998, 1997, and 1996

(10)   RELATED PARTIES

       Deposits include accounts with certain directors and executives of the Bank, including companies in which they are principal owners. As of December 31, 1998, these deposits totaled approximately $5,129,000.

       During the years ended December 31, 1998, 1997, and 1996, the Bank paid approximately $17,000, $24,000, and $17,000, respectively, in legal fees in the normal course of business to a law firm in which a director is a member.

(11)   REGULATORY CAPITAL REQUIREMENTS

       The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory-- and possibly additional discretionary-- actions by regulators that, if undertaken, could have a direct material effect on the Bank's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

       Quantitative measures established by regulation to ensure capital adequacy, require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, that the Bank meets all capital adequacy requirements to which it is subject.

       As of December 31, 1998, the most recent notification from the Federal Reserve Bank of Atlanta categorized the bank subsidiary as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the bank subsidiary must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. Management is not aware of the existence of any conditions or events occurring subsequent to December 31, 1998, which would affect the bank subsidiary's well-capitalized classification.

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 1998, 1997, and 1996

Actual capital amounts and ratios for the Bank are presented in the table below as of December 31, 1998 and 1997, on a consolidated basis and for the bank subsidiary individually (dollars in thousands):

                                                                                                               TO BE WELL
                                                                                                            CAPITALIZED UNDER
                                                                                  FOR CAPITAL               PROMPT CORRECTIVE
                                                     ACTUAL                    ADEQUACY PURPOSES            ACTION PROVISIONS
                                           ---------------------------    --------------------------    -------------------------
                                               AMOUNT         RATIO           AMOUNT         RATIO         AMOUNT         RATIO
                                           --------------  -----------    ---------------  ---------     -------------- ---------
Georgia Bank Financial Corporation
  and subsidiary consolidated:
     As of December 31, 1998:
       Total Capital (to risk-weighted
         assets)                             $  30,062        13.16%      $  18,280           8.0%           N/A              N/A
       Tier I Capital - risk-based (to risk-
         weighted assets)                       26,120        11.43          11,701           4.0            N/A              N/A
       Tier I Capital - leverage (to
         average assets)                        26,120         8.93           9,140           4.0            N/A              N/A


     As of December 31, 1997:
       Total Capital (to risk-weighted
         assets)                             $  25,179        13.35%      $  15,088           8.0%           N/A              N/A
       Tier I Capital - risk-based (to risk-
         weighted assets)                       23,082        12.24           7,544           4.0            N/A              N/A
       Tier I Capital - leverage (to
         average assets)                        23,082         9.11          10,132           4.0            N/A              N/A


                                                                                                               TO BE WELL
                                                                                                            CAPITALIZED UNDER
                                                                                  FOR CAPITAL               PROMPT CORRECTIVE
                                                     ACTUAL                    ADEQUACY PURPOSES            ACTION PROVISIONS
                                           ---------------------------    --------------------------    -------------------------
                                               AMOUNT         RATIO           AMOUNT         RATIO         AMOUNT           RATIO
                                           --------------  -----------    ---------------  ---------     -------------- ---------
Georgia Bank & Trust Company:
  As of December 31, 1998:
     Total Capital (to risk-weighted
       assets)                               $  27,668        12.22%      $  18,119           8.0%      $  22,649           10.0%
     Tier I Capital - risk-based (to risk-
       weighted assets)                      $  24,598        10.86       $   9,060           4.0          13,589            6.0
     Tier I Capital - leverage (to
       average assets)                       $  24,598         8.48       $  11,599           4.0          14,499            5.0

  As of December 31, 1997:
     Total Capital (to risk-weighted
       assets)                               $  23,650        12.70%      $  14,896           8.0%      $  18,625           10.0%
     Tier I Capital - risk-based (to risk-
       weighted assets)                      $  21,553        11.58       $   7,448           4.0       $  11,168            6.0
     Tier I Capital - leverage (to
       average assets)                       $  21,553         8.56       $  10,076           4.0       $  12,589            5.0

              GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 1998, 1997, and 1996

(12)   EMPLOYEE BENEFIT PLANS

       The Bank has an employee savings plan (the Plan) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. The Bank has the option to make an annual discretionary payment to the Plan. For the years ended December 31, 1998, 1997, and 1996, the Bank contributed $143,641, $83,812, and $73,018, respectively, to the Plan, which is 4% of the annual salary of all eligible employees for 1998 and 3% of the annual salary of all eligible employees for 1997 and 1996.

       During 1994, the Bank adopted a nonqualified deferred bonus plan for officers of the Bank. This plan was discontinued during 1998 and amounts were disbursed to the officers. For the years ended December 31, 1997 and 1996, the Bank contributed $37,692 and $32,733, respectively, to the plan.

       In 1997 the Bank established a nonqualified Long-Term Incentive Plan designed to motivate and sustain high levels of individual performance and align the interests of key officers with those of shareholders by rewarding capital appreciation and earnings growth. Stock appreciation rights may be awarded annually to those key officers whose performance during the year has made a significant contribution to the Bank's growth. Such stock appreciation rights are granted at a strike price equal to the trading price of the Company's stock at date of grant, and are earned over a five-year appreciation period. Officers vest in such rights over a 10-year period. The Bank recognized expense of $98,221 and $6,865 during 1998 and 1997, respectively, related to this plan.

(13)   OTHER OPERATING EXPENSES

       Components of other operating expenses exceeding 1% of total revenues include the following for the years ended December 31, 1998, 1997, and 1996:

                                                                    1998                    1997                     1996
                                                            --------------------    --------------------     ---------------------
          Amortization of intangible assets                 $    123,086                284,112                  280,017
          Business development expense                           587,353                418,710                  395,787
          Communication expense                                  371,578                304,460                  514,595
          Data processing expense                                550,142                457,318                  433,538
          Insurance expense                                       65,264                 57,594                   36,993
          Legal and professional fees                            216,531                254,697                  201,673
          Office supplies expense                                273,784                294,958                  137,272

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 1998, 1997, and 1996

(14) CONDENSED FINANCIAL STATEMENTS OF GEORGIA BANK FINANCIAL CORPORATION (PARENT ONLY)0

       The following represents Parent Company only condensed financial information of Georgia Bank Financial Corporation:

                                              CONDENSED BALANCE SHEETS

                                                                                   DECEMBER 31,
                                                                   -------------------------------------------
                            ASSETS                                           1998                  1997
                                                                   -----------------------    ----------------
Cash and due from banks                                               $      69,200                   32,955
Investment securities available for sale                                  2,050,500                       --
Investment in subsidiary                                                 25,846,218               22,330,661
Premises and equipment, net                                               1,303,469                1,348,269
Other assets                                                                 38,000                  150,000
                                                                   -----------------------    ----------------
                                                                      $  29,307,387               23,861,885
                                                                   =======================    ================

             LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued interest and other liabilities                                $       2,435                   2,435
Deferred taxes                                                              677,880                      --
                                                                     ---------------------    ----------------
           Total liabilities                                                680,315                   2,435
                                                                     ---------------------    ----------------

Stockholders' equity:
    Common stock, $3.00 par value, 10,000,000 shares
      authorized; shares issued and outstanding of
      1,820,368 in 1998 and 1997                                          5,461,104               5,461,104
    Additional paid-in capital                                           14,440,355              14,440,355
    Retained earnings                                                     6,834,639               3,919,255
    Accumulated other comprehensive income                                1,890,974                  38,736
                                                                     ---------------------    ----------------
           Total stockholders' equity                                    28,627,072              23,859,450
                                                                     ---------------------    ----------------
                                                                      $  29,307,387              23,861,885
                                                                     =====================    ================

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 1998, 1997, and 1996

                        CONDENSED STATEMENTS OF INCOME

                                                                       YEARS ENDED DECEMBER 31,
                                                        -----------------------------------------------------------------
                                                               1998                    1997                   1996
                                                        -------------------    --------------------    ------------------
Income:
    Dividends from bank subsidiary                      $          --                  75,000                  525,000
    Miscellaneous income                                       91,200                  91,200                   91,200
                                                        -------------------    --------------------    ------------------
                                                               91,200                 166,200                  616,200
                                                        -------------------    --------------------    ------------------
Expense:
    Interest expense                                               --                  10,049                   13,685
    Occupancy expense                                          44,800                  44,800                   60,681
    Other operating expense                                    53,255                 109,146                   89,947
                                                        -------------------    --------------------    ------------------
                                                               98,055                 163,995                  164,313
                                                        -------------------    --------------------    ------------------
         (Loss) income before equity in
           undistributed earnings of
           subsidiary                                          (6,855)                  2,205                  451,887

Equity in undistributed earnings of
    subsidiary                                              2,922,239               2,352,720                1,500,278
                                                        -------------------    --------------------    ------------------

         Net income                                     $   2,915,384               2,354,925                1,952,165
                                                        ===================    ====================    ==================

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 1998, 1997, and 1996

                      CONDENSED STATEMENTS OF CASH FLOWS

                                                                      YEARS ENDED DECEMBER 31,
                                                       ----------------------------------------------------------------
                                                             1998                  1997                   1996
                                                       -------------------   ------------------     -------------------
Cash flows from operating activities:
    Net income                                         $  2,915,384              2,354,925              1,952,165
    Adjustments to reconcile net income to
      net cash provided by operating
      activities:
        Depreciation and amortization                        44,800                109,052                124,561
        Equity in undistributed earnings of
          subsidiary                                     (2,922,239)            (2,352,720)            (1,500,278)
        Increase in other liabilities                            --                  1,457                     --
        Increase in other assets                            (38,000)                    --                     --
                                                       -------------------   ------------------     -----------------
           Net cash (used in) provided by
             operating activities                               (55)               112,714                576,448
                                                       -------------------   ------------------     -----------------

Cash flows from investing activities:
    Proceeds from sales and maturities of
      available for sale securities                          36,300                     --                     --
    Capital contributions to Bank subsidiary                     --             (4,800,000)                    --
    Purchase of other investment                                 --                (50,000)              (100,000)
                                                       -------------------   ------------------     -----------------
           Net cash provided by (used in)
             investing activities                            36,300             (4,850,000)              (100,000)
                                                       -------------------   ------------------     -----------------

Cash flows from financing activities:
    Principal payments on notes and bonds
      payable                                                    --               (186,668)              (453,332)
    Proceeds from issuance of common stock                       --              4,937,133                     --
    Cash paid for fractional shares related to
      stock dividend                                             --                     --                 (6,325)
                                                       -------------------   ------------------     -----------------
           Net cash provided by (used in)
             financing activities                                --              4,750,465               (459,657)
                                                       -------------------   ------------------     -----------------

           Net increase in cash and cash
             equivalents                                     36,245                 13,179                 16,791

Cash and cash equivalents at beginning of
    year                                                     32,955                 19,776                  2,985
                                                       -------------------    ------------------     -------------------

Cash and cash equivalents at end of year               $     69,200                 32,955                 19,776
                                                       ===================    ==================     ===================

Supplemental information on noncash
    investing activities - other assets converted
    to investment securities available for sale       $     150,000                     --                     --
                                                       ===================    ==================     ===================

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

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 1998, 1997, and 1996

       The DBF requires its prior approval for a bank to pay dividends in excess of 50% of the preceding year's earnings. Based on this limitation, the amount of cash dividends available from the bank subsidiary for payment in 1998 is approximately $1,461,000, subject to maintenance of the minimum capital requirements. As a result of this restriction, at December 31, 1998, approximately $24,385,000 of the Parent Company's investment in its subsidiary was restricted from transfer in the form of dividends.

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

                       December 31, 1998, 1997, and 1996

       (b)    INVESTMENT SECURITIES

              The fair value of investment securities is based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

       (c)    LOANS

              The fair value of loans is calculated using discounted cash flows by loan type. The discount rate used to determine the present value of the loan portfolio is an estimated market rate that reflects the credit and interest rate risk inherent in the loan portfolio. The estimated maturity is based on the Bank's historical experience with repayments adjusted to estimate the effect of current market conditions. The carrying amount of related accrued interest receivable approximates its fair value. The carrying amount of real estate loans originated for sale approximates their fair value.

       (d)    DEPOSITS

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

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 1998, 1997, and 1996

       The carrying amounts and estimated fair values of the Bank's financial instruments at December 31, 1998 and 1997 are as follows:

                                                     DECEMBER 31, 1998                            DECEMBER 31, 1997
                                           -------------------------------------     -------------------------------------------
                                                 CARRYING            ESTIMATED             CARRYING              ESTIMATED
                                                  AMOUNT            FAIR VALUE             AMOUNT               FAIR VALUE
                                           --------------------  ---------------     ------------------     --------------------
Financial assets:
  Cash and cash equivalents                $    9,916,911            9,916,911            13,169,983             13,169,983
  Investment securities                        63,094,378           63,217,959            54,320,599             54,377,050
  Loans, net                                  206,252,504          200,095,691           170,333,524            169,317,576
Financial liabilities:
  Deposits                                    251,505,486          251,757,955           210,191,778            210,210,817
  Federal funds purchased and
     securities sold under repurchase
     agreements                                2,714,257             2,714,257             5,938,111              5,938,111
  Other borrowed funds                           900,000               900,000             1,000,000              1,000,000
  Advances from FHLB                           9,000,000             8,539,000             9,000,000              8,997,432

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None

                                   PART III

ITEM 9: DIRECTORS; EXECUTIVE OFFICERS; PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Information in response to this item is incorporated by reference to the Company's definitive Proxy Statement for use in connection with the 1999 annual meeting of shareholders (which definitive Proxy Statement shall be filed with the commission not later than April 30, 1999).

ITEM 10: EXECUTIVE COMPENSATION

         Information in response to this item is incorporated by reference to the Company's definitive Proxy Statement for use in connection with the 1999 annual meeting of shareholders (which definitive Proxy Statement shall be filed with the commission not later than April 30, 1999).

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information in response to this item is incorporated by reference to the Company's definitive Proxy Statement for use in connection with the 1999 annual meeting of shareholders (which definitive Proxy Statement shall be filed with the commission not later than April 30, 1999).

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information in response to this item is incorporated by reference to the Company's definitive Proxy Statement for use in connection with the 1999 annual meeting of shareholders (which definitive Proxy Statement shall be filed with the commission not later than April 30, 1999).

ITEM 13. EXHIBITS LIST AND REPORTS ON FORM 8-K

         (A)      EXHIBITS

                  3.1 Articles of Incorporation of the Company Incorporated by reference from the Company's registration statement on Form SB-2 filed August 20, 1997 (Registration No. 333-34037)

                  3.2 Bylaws of the Company (Incorporated by reference to the Company's Form 10-SB, dated April 29, 1994)

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

March 24, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

         SIGNATURE                                  TITLE


/s/ Robert W. Pollard, Jr.                  Chairman of the Board,
---------------------------
    Robert W. Pollard, Jr.                  and Director


/s/ Edward G. Meybohm                       Vice Chairman of the Board
---------------------------
    Edward G. Meybohm                       and Director


/s/ R. Daniel Blanton                       President, Chief Executive Officer
---------------------------
    R. Daniel Blanton                       and Director


/s/ Ronald L. Thigpen                       Executive Vice President, Chief
---------------------------
    Ronald L. Thigpen                       Operating Officer (Principal
                                            Financial and Accounting Officer)
                                            and Director

/s/ Travers W. Paine III                    Corporate Secretary and Director
---------------------------
    Travers W. Paine III

/s/ William J. Badger                       Director
---------------------------
    William J. Badger


/s/ William P. Copenhaver                   Director
---------------------------
    William P. Copenhaver


/s/ Randolph R. Smith, M.D.                 Director
---------------------------
    Randolph R. Smith, M.D.


/s/ John W. Trulock, Jr.                    Director
---------------------------
    John W. Trulock, Jr.

                                 EXHIBIT INDEX

(a)  Exhibits                                                 Page

     11.1  Statement Re: Computation of Earnings Per Share     79

     21.1  Subsidiaries of the Company                         80

     27.1  Financial Data Schedule                             80

(b)  Reports of Form 8-K

           None