Form 10QSB
period 1999-03-31
GEORGIA BANK FINANCIAL CORP /GA
filed 1999-05-17
CIK 880116

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB
(Mark One)

 X       Quarterly Report under Section 13 or 15(d) of the Securities Exchange
---      Act of 1934
         For the quarterly period ended March 31, 1999.
                                        --------------
                                               or

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
Yes   X   No
    -----    -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

  1,820,368 shares of common stock, $3.00 par value per share, issued and outstanding as of April 30, 1999.

  Transitional Small Business Disclosure Format (check one):   Yes     No  X
                                                                  ---     ---

                               GEORGIA BANK FINANCIAL CORPORATION
                                           FORM 10-QSB
                                              INDEX
                                                                           Page

Part I
        Item 1.   Financial Statements (Unaudited)

                  Consolidated Balance Sheets as of March 31,
                  1999 and December 31, 1998                                3
                  Consolidated Statements of Income for the three
                  months ended March 31, 1999 and March 31, 1998            4
                  Consolidated Statements of Cash Flows for the
                  three months ended March 31, 1999 and March 31, 1998      5
                  Notes to Consolidated Financial Statements                6

        Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations             7

Part II  Other Information                                                 16
        Item 1.   Legal Proceedings
        Item 2.   Changes in Securities
        Item 3.   Defaults Upon Senior Securities
        Item 4.   Submission of Matters to a Vote of Security-Holders
        Item 5.   Other Information
        Item 6.   Exhibits and Reports on Form 8-K

Signature                                                                  17

                                     PART I

                             FINANCIAL INFORMATION

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                           Consolidated Balance Sheet

                                    ASSETS
                                  (Unaudited)


                                                        March 31,     December 31,
                                                          1999           1998
                                                     -----------------------------
Cash and due from banks                              $ 12,588,323     $  7,546,911
Federal funds sold                                     13,010,000        2,370,000
                                                     ------------     ------------
    Cash and cash equivalents                          25,598,323        9,916,911

Investment securities
   Available-for-sale                                  62,171,572       58,919,609
   Held-to-maturity, at cost (fair values of
       $4,419,237 and $4,298,350, respectively)         4,356,278        4,174,769

Loans                                                 217,913,441      208,967,142
   Less allowance for loan losses                      (2,817,227)      (2,714,638)
                                                     ------------     ------------
      Loans, net                                      215,096,214      206,252,504

Premises and equipment, net                            10,842,975       11,025,425
Accrued interest receivable                             2,212,684        2,111,933
Other real estate                                          20,000                -
Intangible assets, net                                    585,120          615,891
Other assets                                            1,503,376        2,414,738
                                                     ------------     ------------
                                                     $322,386,542     $295,431,780
                                                     ============     ============

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
     Non-interest bearing                            $ 42,069,757     $ 40,718,719
     Interest bearing
        NOW accounts                                   32,742,169       35,892,756
        Savings                                        89,328,094       80,541,816
        Money management accounts                      19,352,141       15,546,821
        Time deposits over $100,000                    41,660,477       34,229,532
        Other time deposits                            43,635,808       44,575,842
                                                     ------------     ------------
                                                      268,788,446      251,505,486

Federal funds purchased and securities sold
    under repurchase agreements                        11,298,580        2,714,257
Advances from Federal Home Loan Bank                    9,000,000        9,000,000
Other borrowed funds                                      350,000          900,000
Accrued interest and other liabilities                  3,174,579        2,684,965
                                                     ------------     ------------

          Total liabilities                           292,611,605      266,804,708
                                                     ------------     ------------

Stockholders' equity
  Common stock, $3.00 par value; 10,000,000 shares
     authorized; shares issued and outstanding of
     1,820,368 in 1999 and 1998                         5,461,104        5,461,104
  Additional paid-in capital                           14,440,355       14,440,355
  Retained earnings                                     7,625,174        6,834,639
  Accumulated other comprehensive income                2,248,304        1,890,974
                                                     ------------     ------------

          Total stockholders' equity                   29,774,937       28,627,072
                                                     ------------     ------------
                                                     $322,386,542     $295,431,780
                                                     ============     ============
See notes to consolidated financial statements.

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                       Consolidated Statements of Income
                                  (Unaudited)

                                                        Three Months Ended March 31,
                                                         --------------------------
                                                            1999            1998
                                                         -----------     ----------
Interest income
   Loans, including fees                                  $4,699,026     $4,219,486
   Investment securities                                     827,333        815,610
   Federal funds sold                                         73,633         79,528
                                                          ----------     ----------
                                                           5,599,992      5,114,624
                                                          ----------     ----------
Interest expense
   Deposits                                                2,304,260      2,103,335
   Federal funds purchased and securities sold
       under repurchase agreements                            47,850         67,132
   Other borrowings                                          135,196        138,675
                                                          ----------     ----------
                                                           2,487,306      2,309,142
                                                          ----------     ----------

Net interest income                                        3,112,686      2,805,482

Provision for loan losses                                    227,000        200,000
                                                          ----------     ----------

Net interest income after provision for loan losses        2,885,686      2,605,482
                                                          ----------     ----------

Non-interest income
   Service charges and fees on deposits                      722,569        599,244
   Gain on sale of loans                                     198,011        198,983
   Investment securities (losses), net                        (1,128)        (1,250)
   Miscellaneous income                                        7,111          5,735
                                                          ----------     ----------
                                                             926,563        802,712
                                                          ----------     ----------

Non-interest expense
   Salaries                                                1,123,123      1,006,532
   Employee benefits                                         334,540        265,633
   Occupancy expenses                                        408,455        386,704
   Other operating expenses                                  707,545        627,350
                                                          ----------     ----------
                                                           2,573,663      2,286,219
                                                          ----------     ----------

Income before income taxes                                 1,238,586      1,121,975

Income tax expense                                           448,051        440,000
                                                          ----------     ----------

Net income                                                $  790,535     $  681,975
                                                          ==========     ==========

Basic income per share                                         $0.43          $0.37
                                                          ==========     ==========

Weighted average common shares outstanding                 1,820,368      1,820,368
                                                          ==========     ==========


See notes to consolidated financial statements.

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                            Three Months Ended March 31,
                                                                              1999              1998
                                                                          ------------     ------------
Cash flows from operating activities
Net Income                                                               $    790,535      $    681,975
  Adjustments to reconcile net income to net cash
   provided by operating activities
     Depreciation and amortization                                            286,125           246,700
     Provision for loan losses                                                227,000           200,000
     Net investment securities losses                                           1,128             1,250
     Net amortization of premium on investment securities                      15,069             4,132
     Gain on disposal of premises and equipment                                  (870)                -
     Gain on the sale of other real estate                                     (5,274)           (1,624)
     Gain on sale of loans                                                   (198,011)         (198,983)
     Real estate loans originated for sale                                 (8,933,767)       (9,622,560)
     Proceeds from sales of real estate loans                               9,849,023        10,395,610
     Net increase in accrued interest receivable                             (100,751)           (3,329)
     Net increase in prepaid expense                                          (68,050)           (7,927)
     Net decrease in other assets                                             787,004           234,679
     Net increase (decrease) in accrued interest
       and other liabilities                                                  489,614           (81,412)
                                                                         ------------      ------------
        Net cash provided by operating activities                           3,138,775         1,848,511
                                                                         ------------      ------------

Cash flows from investing activities
     Proceeds from sales of available-for-sale securities                   3,841,698         4,879,357
     Proceeds from maturities of available-for-sale securities              3,497,833                 -
     Proceeds from maturities of held-to-maturity securities                   16,315           491,753
     Purchase of held-to-maturity securities                                 (197,736)                -
     Purchase of available-for-sale securities                            (10,058,041)       (5,277,688)
     Net increase in loans                                                (10,287,513)      (10,704,263)
     Net purchase of premises and equipment                                   (82,044)         (428,214)
     Proceeds from the sale of other real estate                              484,832           197,664
     Proceeds from the sale of premises and equipment                          10,010            28,163
                                                                         ------------      ------------
        Net cash used in investing activities                             (12,774,646)      (10,813,228)
                                                                         ------------      ------------

Cash flows from financing activities
    Net increase in deposits                                               17,282,960        16,860,227
    Net increase in federal funds purchased and securities
      sold under repurchase agreements                                      8,584,323           845,779
    Payments on notes and bonds payable                                      (550,000)         (500,000)
    Payments of FHLB advances                                                      -         (4,000,000)
                                                                         ------------      ------------
        Net cash provided by financing activities                          25,317,283        13,206,006
                                                                         ------------      ------------
        Net increase in cash and cash equivalents                          15,681,412         4,241,289

Cash and cash equivalents at beginning of period                            9,916,911        13,169,983
                                                                         ------------      ------------
Cash and cash equivalents at end of period                               $ 25,598,323      $ 17,411,272
                                                                         ============      ============
Supplemental disclosures of cash paid during the period for:
     Interest                                                               2,457,604         2,270,242
     Income taxes                                                              76,413           147,230
See notes to consolidated financial statements.

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                      March 31, 1999 and December 31, 1998


Note 1 - Basis of Presentation

The accompanying financial statements include the accounts of Georgia Bank Financial Corporation and its wholly-owned subsidiary, Georgia Bank & Trust Company. Significant intercompany transactions and accounts are eliminated in the consolidation.

The financial statements for the three months ended March 31, 1999 and 1998 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations and cash flows for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations are not necessarily indicative of the results of operations which the Company may achieve for the entire year.


Note 2- Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement 133). Statement 133 is effective for financial statements for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company does not believe the provisions of Statement 133 will have a significant impact on the financial statements upon adoption.

In October 1998, the FASB issued Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, an amendment of FASB Statement No. 65" (SFAS 134). SAFS 134 is effective for the first quarter beginning after December 15, 1998. The Company adopted SFAS 134 effective January 1, 1999. Such adoption did not have a significant impact on the financial statements.


Note 3  Comprehensive Income

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement 130). Statement 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The primary component of the differences between net income and comprehensive income for the Company is net unrealized gains and losses on investment securities. Total comprehensive income for the three months ended March 31, 1999 was $1,147,865 compared to $689,279 for the three months ended March 31, 1998.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Net Income
----------

The Company's net income was $791,000 for the first quarter of 1999, an increase of $109,000 (16.0%) compared to net income of $682,000 for the first quarter of 1998. Earnings per share were $0.43 in the first quarter of 1999 compared to $0.37 for the first quarter 1998, an increase of 16%. Total assets increased to $322 million, an increase of $27 million (9.2%) from year-end 1998 and $56 million (21.0%) from March 31, 1998.

The increase in net income resulted primarily from an increase in net interest income of $308,000 and an increase in non-interest income of $124,000. The Company's provision for loan losses during the quarter was $227,000 and non-interest expense increased $288,000. Income before income taxes increased $117,000 (10.4%).

The return on average assets for the Company was 1.04 % for the quarter ended March 31, 1999, compared to 1.06% for the same period last year. This decrease in return on average assets is the result of significant growth of the balance sheet during the first quarter of 1999, due primarily to increases in temporary public funds deposits. The return on average equity for the period was 10.83 %, compared to 11.27% for the comparable period in 1998. The return on average equity is below last year as a result of the increase in equity resulting from unrealized gains on the equity investment in Towne Services, Inc. (see Liquidity and Capital Resources).

Net Interest Income
-------------------

Net interest income increased $308,000 (11.06%) during the first quarter of 1999 over the comparable period in 1998, primarily due to increases in interest earning asset balances. Interest earning assets were $297.5 million at March 31, 1999, an increase of $23.1 million (8.4%) over year-end 1998 and $55.7 million (23.0%) over March 31, 1998. Loans, the highest yielding component of interest earning assets, were $217.9 million, an increase of $8.9 million (4.3%) over year-end 1998 and $35.4 million (19.4%) over March 31, 1998. Investments in securities were $66.5 million, an increase of $3.4 million (5.4%) from year-end and $12.3 million (22.7%) from March 31, 1998. Federal funds sold increased over year-end by $10.6 million, and increased $7.9 million from March 31, 1998. The substantial increase in federal funds sold during the first quarter of 1999 is attributable to growth in non-interest and interest-bearing deposits, primarily temporary public funds deposits. This growth in federal funds sold is temporary as a significant amount of the temporary public funds deposits supporting this asset are expected to flow out early in the second quarter of 1999 and the remainder of these assets are expected to be reinvested in higher yielding loans and securities.

Interest Income
---------------

Interest income increased $109,000 (2.0%) for the first quarter of 1999 from the fourth quarter of 1998 and increased $485,000 (9.5%) over the comparable quarter in 1998. Interest income on loans increased $164,000 (3.6%) for the first quarter when compared to fourth quarter 1998, and increased $480,000 (11.4%) over the comparable quarter of 1998. Interest income earned on investment securities decreased $54,000 (6.1%) for the quarter from the fourth quarter of 1998 and increased $11,000 (1.4%) from the first quarter of 1998. The decrease from the fourth quarter of 1998 is the result of lower rates as higher yielding investment securities matured or were called and subsequently replaced with lower yielding investment securities. The increase over the comparable quarter of 1998 is the result of higher volumes. Interest income from federal funds sold decreased slightly during the quarter from fourth quarter 1998 levels. A further decrease in the level of federal funds sold is anticipated as the temporary public deposits supporting these assets flow out early in the second quarter and the majority of remaining balances are reinvested in higher yielding loans and investment securities.

Interest Expense
----------------

Interest expense totaled $2.5 million for the first quarter of 1999, an amount equal to the fourth quarter of 1998, and an increase of $200,000 (8.0%) over the comparable quarter in 1998. The equal comparison with the fourth quarter is the result of an increase in interest-bearing deposits offset by lower rates while the increase above the first quarter of 1998 is the result of higher volumes of interest-bearing deposits. Interest-bearing balances were $186.8 million at March 31, 1999, an increase of $13.2 million (7.6%) for the first quarter over December 31, 1998 and $6.0 million (3.3%) over March 31, 1998.

Non-interest Income
-------------------

Non-interest income (excluding investment securities gains and losses) for the first quarter decreased $17,000 (1.8%) below the fourth quarter of 1998 but reflected an increase of $124,000 (15.4%) above the first quarter of 1998. The decrease from the fourth quarter is a result of lower income from mortgage loan sales while the increase over the first quarter of 1998 reflects increases in commissions from retail investment sales, increases in secondary market mortgage loan sales and increased service charges and fees on deposit accounts as a result of volume and price increases.

Non-interest Expense
--------------------

Non-interest expense totaled $2.6 million for the first quarter of 1999, a decrease of $90,000 (3.4%) below the fourth quarter of 1998 and an increase of $287,000 (12.6%) over the comparable period in 1998. The overall decrease from the fourth quarter of 1998 is the result of lower occupancy and other operating expenses even though salary and benefits expenses increased. Occupancy expense decreased $34,000 (7.7%) and other operating expenses decreased $71,000 (9.1%) while salaries and benefits expense increased $15,000 (1.0%) from the fourth quarter of 1998 to the first quarter of 1999. The increase from the comparable period in 1998 is attributable to increases in salary and benefits expenses of $185,000 (14.5%), an increase in occupancy expense of $21,000 (5.4%) and an increase in other operating expenses of $81,000 (12.9%).

The increase in non-interest expense from the comparable period in 1998 reflects the continued expansion in the Company's local market by virtue of the operating expenses associated with operating seven banking offices and servicing the increased volumes of loans and deposits. The increase in salary and benefits expense is primarily the result of commission compensation based upon higher volumes of retail investments and secondary mortgage sales. Management continues to focus on expense control and improving operating efficiencies.

Income taxes
------------

Income taxes in the first quarter of 1999 totaled $448,000; an increase of $8,000 above the first quarter of 1998 as a result of increased income before taxes.

Asset quality
-------------

The table on page 14 shows the current and prior period amounts of non-performing assets. Non-performing assets were $2.2 million at March 31, 1999, compared to $2.9 million at December 31, 1998 and $2.2 million at March 31, 1998. The ratio of non-performing assets to total loans and other real estate was 1.03% at March 31, 1999, down from 1.40% at December 31, 1998 and down from 1.22% at March 31, 1998. Reduction of non-performing assets continues to be a management priority.

Loans past due 90 days or more and still accruing totaled $20,000 down from $44,000 at December 31, 1998 and down from $201,000 at March 31, 1998. Based upon information available to it, management believes that the value of collateral securing each loan is sufficient to cover principal and interest.

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management's analysis of potential risk in the loan portfolio. The amount of the loan loss provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the allowance in a given period, and assessment of present and anticipated economic conditions. A provision for losses in the amount of $227,000 was charged to expense for the first quarter ended March 31, 1999 compared to $200,000 for the same quarter of 1998. This increase in the loan loss provision was taken in recognition of the continuing growth in the level of
loans outstanding.    At March 31, 1999, the ratio of allowance for loan losses
to total loans was 1.29%, compared to 1.30% at December 31, 1998 and 1.21% at March 31, 1998. Management considers the current allowance for loan losses appropriate based upon its analysis of the potential risk in the portfolio, although there can be no assurance that the assumptions underlying such analysis will continue to be correct.

Liquidity and Capital Resources
-------------------------------

The Company's liquidity remains adequate to meet operating and loan funding requirements. The loan to deposit ratio at March 31, 1999 was 81.06% compared to 83.09% at December 31, 1998 and 80.36% at March 31, 1998. This decrease in the loan to deposit ratio during the first quarter of 1999 is the result of deposit balances increasing in greater proportion to loans as deposit balances increased $17.3 million while loans increased $8.9 million. The loan to deposit ratio increased when compared to March 31, 1998 as the percentage increase in loans increased faster (19.4%) than the percentage increase in deposit balances (18.36%). The Company also utilizes the Federal Home Loan Bank as a source of funds and had $9.0 million borrowed at March 31, 1999 and $9.0 million borrowed at December 31, 1998. The Company had $5.0 million in Federal Home Loan Bank borrowings outstanding at March 31, 1998.

Total stockholders' equity was $29.8 million at March 31, 1999, increasing
$1.2 million or 4.2% from December 31, 1998. The increase was comprised of earnings of $791,000 and an increase in accumulated other comprehensive income of $357,000. The increase in accumulated other comprehensive income represents unrealized gains on investments, including equity securities.

In 1996 and 1997, the Company made equity investments totaling $150,000 in Towne Services, Inc. These investments were for the purpose of providing capital to acquire and implement a processing system for equipment and vehicle leasing. Towne Services, Inc. also provided processing services for an automated asset management (accounts receivable) system. Based upon the acceptance and success of its services and the resulting growth of the company, Towne Services sold 4,000,000 shares of common stock in an initial public offering in July of 1998 at a price of $8.00 per share. At March 31, 1999, the Company held 383,400 common shares of Towne Services, Inc., which are included in investment securities and categorized as available-for-sale in the Company's Consolidated Balance Sheet. Under the terms and conditions of the initial public offering, the Company could not sell its shares in Towne Services, Inc. until January 29, 1999. The Company continues to analyze whether to hold or sell its holdings in Towne Services, Inc. Until July, 1998 no public market existed for the stock of Towne Services, Inc. and its market value is subject to all the circumstances reflected in the price volatility of similar offerings and the equity markets generally. At March 31, 1999, based upon the per share price of $9.75, the total market value of the Company's shares in Towne Services, Inc. was approximately $3.7 million.

Shareholders' equity to total assets was 9.24% at March 31, 1999, compared to 9.69% at December 31, 1998. This decrease reflects the $27 million growth of total assets during the first quarter of 1999. The capital of the Company and the Bank exceeded all required regulatory guidelines at March 31, 1999. The Company's Tier 1 risk-based, total risk-based and the leverage capital ratios were 11.09%, 12.92% and 8.87%, respectively, at the end of the first quarter of 1999. The schedule on page 15 reflects the current capital levels in more detail, including comparisons to regulatory requirements.

Forward-Looking Statements
--------------------------

The Company may from time to time make written or oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission (the "Commission") and its reports to shareholders. Statements made in such documents, other than those concerning historical information, should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are made based upon management's belief as well as assumptions made by, and information currently available to, management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values, securities portfolio values, and interest rate risk management; the effects of competition in the banking business from other commercial banks, savings and loan associations, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in the Company's market area and elsewhere, including institutions operating through the Internet; changes in governmental regulation relating to the banking industry, including regulations relating to branching and acquisitions; failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans, and other factors. The Company cautions that such factors are not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, the Company.

Year 2000 Issue
---------------

The Company recognizes the scope and potential problems associated with the Year 2000 compliance program. The Company has adopted a plan of action and has in place a team of key managers to define and implement steps to address the problem for all of the Company's mission critical systems and hardware including embedded chip devices. The Company has progressed through the awareness, assessment and renovation phases and is well into the validation phase where testing is conducted and results analyzed to confirm the changes made to bring the affected system into compliance and that no problems surface as a result of the changes. The validation of mission critical systems was substantially complete by March 31, 1999. In addition to systems compliance, the Company has evaluated all significant credit customer relationships to determine any risks represented to the Company by the impact of Year 2000 on customer operations. Based upon this evaluation, the Company is not aware of more than the normal credit risk associated with these relationships and no special additions to the allowance for loan losses are believed to be necessary. Also, the Company has incorporated Year 2000 compliance into its Loan Policy, underwriting standards and loan documentation.

In addition to assessing the Company's information technology system and the risks of customer credit relationships, the Company has also assessed it electronic equipment, such as building security, environmental systems and other devices which contain embedded electronic circuits. With regards to these non-information technology systems, the Company anticipates substantial, if not complete, Year 2000 compliance no later than June 30, 1999.

The management of the Company expects to incur total expenses of approximately $450,000 in order to fully implement the Year 2000 compliance program. The Company incurred costs of $332,000 in 1998 and $12,000 during the first quarter of 1999 to modify its information systems to accurately process information for the year 2000 and beyond. The Company expects to incur additional costs of $106,000 through the end of 1999. No additional costs are anticipated beyond
December 31, 1999.    The Company continues to evaluate appropriate courses of
corrective action including replacement of certain systems whose associated costs would be recorded as assets and amortized. Other ongoing costs such as personnel expense for testing are being expensed as incurred. Management expects that the costs to convert the Company's information systems to Year 2000 compliance will not have material impact on the Company's consolidated financial statements or results of operations. The costs of the Year 2000 project and the date which the Company plans to complete the Year 2000 modifications are based upon management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

While not anticipated at this time, the Company could potentially experience disruptions to some aspects of its various activities and operations as a result of non-compliant systems utilized by the Company or unrelated third parties. Contingency plans are, therefore under development to mitigate the extent of any such disruption to business operation. The Company's contingency plans were substantially complete by March 31, 1999.

In its efforts to achieve Year 2000 compliance, as of March 31, 1999, the Company believes it has met all the regulatory requirements of the Federal Financial Institutions Examination Council ("FFIEC").

Effects of Inflation and Changing Prices
----------------------------------------

Inflation generally increases the cost of funds and operating overhead and to the extent loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on the performance of a financial institution than the effects of general levels of inflation. Although interest rates do not necessarily move in the same direction and to the same extent as the prices of goods and services, increases in inflation generally have resulted in increased interest rates. In addition, inflation can increase a financial institution's cost of goods and services purchased, the cost of salaries and benefits, occupancy expense and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings, and stockholders' equity. Mortgage originations and refinancings tend to slow as interest rates increase, and can reduce the Company's earnings from such activities and the income from the sale of residential mortgage loans in the secondary market.

                       GEORGIA BANK FINANCIAL CORPORATION
                          CONSOLIDATED FINANCIAL DATA
                             (Dollars in Thousands)
                                  (Unaudited)

                                                        Three Months Ended March 31,
                                                   -------------------------------------
PROFITABILITY                                         1999                       1998
-------------                                      -----------              ------------

Return on average assets *                               1.04%                       1.06%

Return on average equity *                              10.83%                      11.27%

ALLOWANCE FOR LOAN LOSSES
--------------------------

Beginning balance, January 1                           $2,715                      $2,097
Provision charged to expense                              227                         200
Recoveries                                                 16                          10
Loans charged off                                         141                         108
Ending balance, March 31                               $2,817                      $2,199

NON-PERFORMING ASSETS                 March 31, 1999           December 31, 1998      March 31, 1998
---------------------
Non-accrual loans                          $2,223                   $2,925                   $2,140
Other real estate owned                        20                        0                       79
Restructured loans                             --                       --                       --
                                           ------                   ------                   ------
Total non-performing assets                $2,243                   $2,925                   $2,219
                                           ======                   ======                   ======


LOANS PAST DUE 90 DAYS OR
MORE AND STILL ACCRUING                    $   20                   $   44                   $  201
                                           ======                   ======                   ======

*  Annualized

                      Georgia Bank Financial Corporation
                                      And
                         Georgia Bank & Trust Company
                        Regulatory Capital Requirements
                                March 31, 1999
                            (Dollars in Thousands)


                                       Actual                       Required                    Excess
                                Amount       Percent          Amount       Percent        Amount     Percent
                               ---------------------        -----------------------     ----------------------
Georgia Bank Financial
Corporation

Risk-based capital:
   Tier 1 capital               26,941        11.09%          9,715        4.00%         17,226       7.09%
   Total capital                31,373        12.92%         19,429        8.00%         11,944       4.92%
Tier 1 leverage ratio           26,941         8.87%         12,154        4.00%         14,787       4.87%


Georgia Bank & Trust
 Company

Risk-based capital:
   Tier 1 capital               25,437        10.61%          9,590        4.00%         15,847       6.61%
   Total capital                28,721        11.98%         19,179        8.00%          9,542       3.98%
Tier 1 leverage ratio           25,437         8.47%         12,019        4.00%         13,418       4.47%

                                    PART II

                               OTHER INFORMATION

Item 1.   Legal Proceedings.

  There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject.

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

  GEORGIA BANK FINANCIAL CORPORATION



Date:     May 11, 1999               By:    /s/ Ronald L. Thigpen
      ------------------                   ------------------------------------
                                     Ronald L. Thigpen
                                     Executive Vice President, Chief Operating
                                     Officer (Duly Authorized Officer of
                                     Registrant and Principal Financial Officer)