Form 10QSB
period 1999-06-30
GEORGIA BANK FINANCIAL CORP /GA
filed 1999-08-12
CIK 880116

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 X       Quarterly Report under Section 13 or 15(d) of the Securities Exchange
 -
         Act of 1934 For the quarterly period ended June 30, 1999.
                                                    -------------

                                       or

         Transition Report under Section 13 or 15(d) of the Securities Exchange
 -
         Act of 1934 For the transition period from           to          .
                                                    ---------    ---------

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

                                 (706)738-6990
                                 -------------
                (Issuer's telephone number, including area code)

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

     2,093,423 shares of common stock, $3.00 par value per share, issued and outstanding as of June 30, 1999.

     Transitional Small Business Disclosure Format (check one): Yes    No X
                                                                   ---   ---

                       GEORGIA BANK FINANCIAL CORPORATION
                                   FORM 10-QSB
                                      INDEX

                                                                        Page

Part I
     Item 1.    Financial Statements (Unaudited)

                Consolidated Balance Sheets as of June 30, 1999 and
                December 31, 1998                                        3
                Consolidated Statements of Income for the quarters
                ended June 30, 1999 and June 30, 1998 and the
                six months ended June 30, 1999 and June 30, 1998         4
                Consolidated Statements of Cash Flows for the
                six months ended June 30, 1999 and June 30, 1998         5
                Notes to Consolidated Financial Statements               7

     Item 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations            9

Part II  Other Information
     Item 1.    Legal Proceedings                                        *
     Item 2.    Changes in Securities                                    *
     Item 3.    Defaults Upon Senior Securities                          *
     Item 4.    Submission of Matters to a Vote of Security-Holders     18
     Item 5.    Other Information                                        *
     Item 6.    Exhibits and Reports on Form 8-K                         *

Signature                                                               20

* No information submitted under this caption

                                     PART I
                              FINANCIAL INFORMATION

                GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                           Consolidated Balance Sheets
                                   (Unaudited)

                                     ASSETS
                                                                    June 30,      December 31,
                                                                      1999            1998
                                                                  ------------------------------
Cash and due from banks                                           $  10,773,729    $   7,546,911
Federal funds sold                                                    4,330,000        2,370,000
                                                                  -------------    -------------
     Cash and cash equivalents                                       15,103,729        9,916,911

Investment Securities
     Available-for-sale                                              65,890,378       58,919,609
     Held-to-maturity, at cost (fair values of
       $5,286,109 and $4,298,350, respectively)                       5,360,105        4,174,769

Loans                                                               224,704,095      208,967,142
     Less allowance for loan losses                                  (2,954,857)      (2,714,638)
                                                                  -------------    -------------
     Loans, net                                                     221,749,238      206,252,504

Premises and equipment, net                                          10,703,123       11,025,425
Accrued interest receivable                                           2,441,803        2,111,933
Other real estate                                                        16,942
Intangible assets, net                                                  554,349          615,891
Other assets                                                          1,665,783        2,414,738
                                                                  -------------    -------------
                                                                  $ 323,485,450    $ 295,431,780
                                                                  =============    =============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
     Non-interest bearing                                         $  41,822,635    $  40,718,719
     Interest bearing
       NOW accounts                                                  32,066,822       35,892,756
       Savings                                                       94,982,628       80,541,816
       Money management accounts                                     16,108,150       15,546,821
       Time deposits over $100,000                                   38,205,450       34,229,532
       Other time deposits                                           41,816,539       44,575,842
                                                                  -------------    -------------
                                                                    265,002,224      251,505,486
Federal funds purchased and securities sold
     under repurchase agreements                                     16,078,071        2,714,257
Advances from Federal Home Loan Bank                                  9,000,000        9,000,000
Other borrowed funds                                                  1,000,000          900,000
Accrued interest and other liabilities                                2,767,271        2,684,965
                                                                  -------------    -------------
        Total liabilities                                           293,847,566      266,804,708
                                                                  -------------    -------------

Stockholders' equity
     Common Stock, $3.00 par value; 10,000,000 shares
       authorized; shares issued and outstanding of
       2,093,423 in 1999 and 1,820,368 in 1998                        6,280,269        5,461,104
     Additional paid-in capital                                      21,539,785       14,440,355
     Retained earnings                                                  584,510        6,834,639
     Accumulated other comprehensive income                           1,233,320        1,890,974

        Total stockholders' equity                                   29,637,884       28,627,072
                                                                  -------------    -------------
                                                                  $ 323,485,450    $ 295,431,780
                                                                  =============    =============

See notes to consolidated financial statements.

                GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                        Consolidated Statements of Income
                                   (Unaudited)

                                                         Three Months Ended                    Six Months Ended
                                                              June 30,                             June 30,
                                                     --------------------------------   -------------------------------
                                                          1999            1998               1999              1998
                                                     --------------    --------------   --------------   --------------
Interest Income
     Loans, including fees                           $ 4,890,026       $ 4,411,777      $ 9,589,052      $ 8,631,263
     Investment securities                               977,880           794,322        1,805,213        1,609,932
     Federal funds sold                                   77,699           136,747          151,332          216,275
                                                     -----------       -----------      -----------      -----------
                                                       5,945,605         5,342,846       11,545,597       10,457,470
                                                     -----------       -----------      -----------      -----------
Interest Expense
     Deposits                                          2,382,321         2,279,384        4,686,581        4,382,719
     Federal funds purchased and securities sold
       under repurchase agreements                        94,329            49,608          142,179          116,740
     Other borrowings                                    165,298           135,188          300,494          273,863
                                                     -----------       -----------      -----------      -----------
                                                       2,641,948         2,464,180        5,129,254        4,773,322
                                                     -----------       -----------      -----------      -----------

Net Interest Income                                    3,303,657         2,878,666        6,416,343        5,684,148

Provision for loan losses                                197,000           180,000          424,000          380,000
                                                     -----------       -----------      -----------      -----------

Net interest income after provision for loan losses    3,106,657         2,698,666        5,992,343        5,304,148
                                                     -----------       -----------      -----------      -----------

Non-interest Income
     Service charges and fees on deposits                703,305           664,985        1,425,874        1,264,229
     Gain on sale of loans                               230,367           211,337          428,378          410,320
     Miscellaneous income                                  4,832             6,421           11,943           12,156
     Investment securities losses, net                        --            (3,833)          (1,128)          (5,083)
                                                     -----------       -----------      -----------      -----------
                                                         938,504           878,910        1,865,067        1,681,622
                                                     -----------       -----------      -----------      -----------

Non-interest Expense
     Salaries                                          1,178,807         1,063,293        2,301,930        2,069,825
     Employee benefits                                   338,042           273,757          672,582          539,390
     Occupancy expenses                                  409,704           399,626          818,159          786,330
     Other operating expenses                            722,677           703,667        1,430,222        1,331,017
                                                     -----------       -----------      -----------      -----------
                                                       2,649,230         2,440,343        5,222,893        4,726,562
                                                     -----------       -----------      -----------      -----------

Income before income taxes                             1,395,931         1,137,233        2,634,517        2,259,208

Income tax expense                                       518,000           428,000          966,051          868,000
                                                     -----------       -----------      -----------      -----------

Net Income                                           $   877,931       $   709,233      $ 1,668,466      $ 1,391,208
                                                     ===========       ===========      ===========      ===========

Basic income per share                               $      0.42       $      0.34      $      0.80      $      0.66


Weighted average common shares outstanding             2,093,423         2,093,423        2,093,423        2,093,423

See notes to consolidated financial statements.

                GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                        Six Months Ended June 30,
                                                                                        1999                1998
                                                                                    ------------        ------------
Cash flows from operating activities
Net Income                                                                          $  1,668,466        $  1,391,208
     Adjustments to reconcile net income to net cash
      provided by operating activities
       Depreciation and amortization                                                     572,089             501,884
       Provision for loan losses                                                         424,000             380,000
       Net investment securities losses                                                    1,128               5,083
       Net amortization of premium on investment securities                               44,298              21,375
       Gain on disposal of premises and equipment                                         (1,020)            (21,632)
       Gain on the sale of other real estate                                             (19,824)             (2,824)
       Gain on sale of loans                                                            (428,378)           (410,320)
       Real estate loans originated for sale                                         (19,403,827)        (19,538,140)
       Proceeds from sales of real estate loans                                       20,936,233          20,991,290
       Net increase in accrued interest receivable                                      (329,870)           (279,520)
       Net decrease in prepaid expense                                                    48,550              49,884
       Net decrease (increase) in other assets                                         1,054,682             (52,545)
       Net increase (decrease) in accrued interest and other liabilities                  82,306             (46,110)
                                                                                    ------------        ------------
         Net cash provided by operating activities                                     4,648,833           2,989,633
                                                                                    ------------        ------------

Cash flows from investing activities
     Proceeds from sales of available-for-sale securities                              3,841,698           4,258,206
     Proceeds from maturities of available-for-sale securities                         7,942,669           6,865,714
     Proceeds from maturities of held-to-maturity securities                              32,597             672,809
     Purchase of held-to-maturity securities                                          (1,217,933)                 --
     Purchase of available-for-sale securities                                       (20,023,693)        (13,270,486)
     Proceeds from redemption of FHLB stock                                              211,200                  --
     Net increase in loans                                                           (17,531,262)        (18,345,312)
     Net purchase of premises and equipment                                             (197,385)         (1,360,200)
     Proceeds from the sale of other real estate                                         509,382             277,970
     Proceeds from the sale of premises and equipment                                     10,160              51,583
                                                                                    ------------        ------------
         Net cash used in investing activities                                       (26,422,567)        (20,849,716)
                                                                                    ------------        ------------

Cash flows from financing activities
     Net increase in deposits                                                         13,496,738          24,061,219
     Net increase (decrease) in federal funds purchased and
       securities sold under repurchase agreements                                    13,363,814            (823,927)
     Proceeds from notes and bonds payable                                               100,000                  --
     Payments on notes and bonds payable                                                      --            (100,000)
     Advances from Federal Home Loan Bank                                              5,000,000           4,000,000
     Payments of Federal Home Loan Bank advances                                      (5,000,000)         (4,000,000)
                                                                                    ------------        ------------
         Net cash provided by financing activities                                    26,960,552          23,137,292
                                                                                    ------------        ------------

                GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                        Six Months Ended June 30,
                                                                                        1999               1998
                                                                                    ------------        -----------


       Net increase in cash and cash equivalents                                       5,186,818           5,277,209

Cash and cash equivalents at beginning of period                                       9,916,911          13,169,983
                                                                                    ============        ============
Cash and cash equivalents at end of period                                          $ 15,103,729        $ 18,447,192
                                                                                    ============        ============
Supplemental disclosures of cash paid during the period for:
     Interest                                                                       $  5,236,008        $  4,637,207
                                                                                    ============        ============
     Income taxes                                                                   $    783,413        $  1,038,402
                                                                                    ============        ============

See notes to consolidated financial statements.

                GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                  June 30, 1999


Note 1 - Basis of Presentation

The accompanying financial statements include the accounts of Georgia Bank Financial Corporation and its wholly-owned subsidiary, Georgia Bank & Trust Company. Significant intercompany transactions and accounts are eliminated in the consolidation.

The financial statements for the six months ended June 30, 1999 and 1998 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations and cash flows for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations are not necessarily indicative of the results of operations which the Company may achieve for the entire year.

Note 2 - Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 is effective for financial statements for all fiscal quarters of fiscal years beginning after June 15, 1999. . In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging activities - Deferral of the effective date of FASB Statement No. 133." SFAS 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not believe the provisions of SFAS 133 will have a significant impact on the financial statements upon adoption.

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

Note 3 - Comprehensive Income

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The primary component of the differences between net income and comprehensive income for the Company is net unrealized gains and losses on investment securities. Total comprehensive income (loss) for the six months ended June 30, 1999 was $1,010,812 compared to $1,365,123 for the six months ended June 30, 1998 and for the three months ended June 30, 1999 was ($137,053) compared to $675,844 for the three months ended June 30, 1998.

Note 4 - Shareholders' Equity

On July 22, 1999, the Company's Board of Directors approved a 15% stock dividend payable on August 28, 1999 to shareholders of record on August 6, 1999. Stockholders' equity at June 30, 1999 and all weighted average share and per share information in the accompanying financial statements has been restated to reflect the effect of the additional shares outstanding resulting from the stock dividend.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Performance Overview -- Net Income
----------------------------------

The Company's net income for the second quarter of 1999 was $878,000, which was an increase of $169,000 (23.8%) compared to net income of $709,000 for the second quarter of 1998. Earnings per share for the quarter were $0.42 in 1999 compared to $0.34 in 1998. Net income for the first six months of 1999 was $1,668,000, an increase of $277,000 (19.9%) above net income of $1,391,000 for the first six months of 1998. Total assets increased $1.1 million for the quarter to $323.5 million (0.3%) and reflect an increase of $28.1 million (9.5%) from year-end 1998 and $46.8 million (16.9%) over June 30, 1998.

For the second quarter of 1999, as compared to the second quarter of 1998, the increase in net income resulted from an increase in net interest income of $425,000 and an increase in non-interest income of $60,000. The total of these increases in income was reduced by an increase in non-interest expense of $209,000. The provision for loan losses for the quarter was $197,000, an increase from the prior year quarter of $180,000. This higher level of provision results from the continuing increase in loans. The net impact of these changes was an increase in income before taxes of $259,000. However, the provision for income taxes increased to $518,000, an increase of $90,000 from the prior year period.

The return on average assets for the Company was 1.07% for the six months ended June 30, 1999, compared to 1.05% for the same period last year. The return on average stockholders' equity was 11.43%, versus 11.34% for the comparable period in 1998.

Net Interest Income
-------------------

Net interest income increased $191,000 (6.1%) over the first quarter of 1999 and $732,000 (12.8%) during the first six months over the comparable period in 1998, primarily due to increases in loans outstanding as the earning asset mix has improved. Interest earning assets increased $2.8 million (0.9%) over the first quarter of 1999, $46.8 million (18.5%) over June 30, 1998 and $25.9 million (9.4%) over December 31, 1998. Loans, historically the highest yielding component of interest earning assets, increased $6.8 million (3.1%) during the quarter, $15.7 million (7.5%) over year end and $35.1 million (18.5%) over the comparable period in 1998. Investment securities increased $4.7 million (7.1%) during the quarter, $8.2 million (13.0%) from year-end and increased $15.6 million (28.0%) over the comparable period in 1998. Federal funds sold increased $1.9 million from year end 1998 and decreased $3.9 million from June 30, 1998.

Interest Income
---------------

Interest income increased $346,000 (6.2%) over the first quarter of 1999 and $603,000 (11.3%) over the comparable quarter in 1998. Interest income on loans increased $191,000 (4.1%) over the first quarter of 1999 and $478,000 (10.8%) over the second quarter in 1998. These increases are the result of significantly higher volumes. Interest income earned on investment securities increased $151,000 (18.3%) over the first quarter of 1999 and increased $184,000 (23.2%) over the comparable period in 1998. The volume of investment securities increased $4.7 million in the second quarter, and was $15.6 million higher than at the end of the second quarter of 1998. Interest income from Federal funds sold increased slightly ($4,000) during the second quarter above first quarter 1999 levels but decreased $60,000 from the comparable period in 1998. Generally lower levels of Federal funds sold were maintained as loans and investment securities increased.

Interest income for the first six months of 1999 increased $1.1 million (10.4%) over the first six months of 1998. These increases are the result of similar significant increases in loan volumes and investment securities as reflected in the quarterly results reported above.

Interest Expense
----------------

Interest expense increased $155,000 (6.2%) over the first quarter of 1999 and $178,000 (7.2%) over the second quarter of 1998. Interest expense on deposits increased $78,000 (3.4%) over the first quarter of 1999 and $103,000 (4.5%) over the second quarter of 1998. Interest expense on Federal funds purchased and securities sold under repurchase agreements increased $46,000 (95.8%) from the first quarter and increased $45,000 (90.1%) over the second quarter of 1998. Interest expense on loans and borrowings increased $30,000 (22.2%) from the first quarter of 1999 and increased $30,000 (22.2%) over the comparable quarter in 1998. All increases reflect higher levels of deposits, Federal funds purchased and securities sold under repurchase agreements, and loans and borrowings which consist of Federal Home Loan Bank advances.

Interest expense for the first six months increased $356,000 (7.5%) when compared to the first six months of 1998. As indicated in the quarterly results, these six month comparisons reflect the increases in the volumes of deposits, Federal funds purchased and securities sold under repurchase agreements and other borrowings.

Non-interest Income
-------------------

Non-interest income (excluding investment securities gains and losses) for the second quarter was $939,000, an increase of $11,000 (1.2%) above the first quarter and $56,000 (6.3%) above the second quarter of 1998. The increases for both periods are the result of increases in volumes of deposit accounts, fee income from origination and sale of mortgages in the secondary market and retail investment fee income. Demand deposits decreased $300,000 during the second quarter of 1999 but reflect an increase of $2.0 million (5.0%) over the comparable period in 1998. Total deposits decreased $3.8 million (1.4%) during the second quarter of 1998 and increased $30.7 million (13.1%) over June 30, 1998. Fees from secondary mortgage market origination activities of $230,000 compare favorably (16.2% increase) to first quarter income of $198,000 and reflect a $19,000 (9.0%) increase over the second quarter of 1998. This increase reflects continued higher levels of secondary market mortgage volume and favorable economic conditions that support both home sales and refinancings. Retail investment fee income was

$56,000 for the second quarter, a decrease of $12,000 (17.9%) from the first quarter and an increase of $16,000 (40.0%) over the second quarter of 1998.

Non-interest income (excluding investment securities gains and losses) for the first six months of 1999 increased $175,000 (10.3%) when compared to the first six months of 1998. This increase is the result of higher volumes of deposits that have generated additional service charges and fees of $162,000 (12.8% increase) and additional fee income from the origination and sale of mortgage loans.

Non-interest Expense
--------------------

Non-interest expense totaled $2.6 million for the second quarter, an increase of $75,000 (2.9%) over the first quarter of 1999 and an increase of $209,000 (8.6%), over the comparable period in 1998. Increases for the respective periods are attributable to increases in salary and benefits expense of $59,000 (4.0%) and $180,000 (13.5%) respectively, an increase in occupancy expense of $2,000 (0.5%) from the first quarter and an increase of $10,000 (2.5%) over the comparable quarter in 1998, and increases in other operating expenses of $15,000 (2.1%) and $19,000 (2.7%), respectively.

Non-interest expense for the first six months of 1999 increased $496,000 (10.5%) above the first six months of 1998. Increases in salary and benefits were $366,000 (14.0%) and occupancy expense increased $32,000 (4.1%).
Other operating expenses increased $99,000 (7.4%)

The increases for both quarterly and six months periods are the result of the continued expansion in the Company's local market that is reflected in additions to staff and the higher occupancy and operating expense associated with operating seven full service offices and the resulting overall growth of the Company. The Company continues to add products that will increase profitability in the future. The significant increases in salary and benefits for both comparative periods is the result of the increases in secondary market mortgage originations and retail investment sales. Both of these lines of business compensate staff by commissions that are directly related to production volume. Expense control and improvement in operating efficiencies continues to be a primary focus of management. The Company's operating efficiency ratio (non-interest expense divided by the sum of net interest income and non-interest income) for the second quarter of 1999 was 62.5%, an improvement over 64.8% for the second quarter of 1998.

Income Taxes
------------

Income taxes in the second quarter of 1999 totaled $518,000, an increase of $70,000 from the first quarter of 1999 and an increase of $90,000 from the comparable period in 1998. Income taxes for the first six months of 1999 increased $98,000 (11.3%) to $966,000 as compared to $868,000 for the first six months of 1998.

Asset Quality
-------------

The table on page 16 shows the current and prior period amounts of non-performing assets. Non-performing assets were $2.4 million at June 30, 1999, compared to $2.9 million at December 31, 1998 and $2.4 million at June 30, 1998. The ratio of non-performing assets to total loans and other real estate was 1.05% at June 30, 1999, compared to 1.40% at December 31, 1998 and 1.28% at June 30, 1998. The control and monitoring of non-performing assets continues to be management priority.

Loans past due 90 days or more and still accruing were $43,000 at June 30, 1999 compared to $44,000 at December 31, 1998 and $13,000 at June 30, 1998.

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management's analysis of potential risk in the loan portfolio. The amount of the loan loss provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the allowance in a given period, and an assessment of economic conditions. A provision for losses in the amount of $197,000 was charged to expense for the quarter ended June 30, 1999. At June 30, 1999, the ratio of allowance for loan losses to total loans was 1.32%, an increase from 1.30% at December 31, 1998 and 1.26% at June 30, 1998. Management considers the current allowance for loan losses appropriate based upon its analysis of the potential risk in the portfolio, although there can be no assurance that the assumptions underlying such analysis will continue to be correct.

Liquidity and Capital Resources
-------------------------------

The Company's liquidity remains adequate to meet operating and loan funding requirements. The loan to deposit ratio at June 30, 1999 was 84.79% compared to 83.09% at December 31, 1998 and 80.9% at June 30, 1998. The increasing level of the loan to deposit ratio reflects that loans continue to grow at a slightly faster rate than deposits. Loans increased $6.8 million during the quarter and $15.7 million during the first six months while deposits decreased $3.8 million during the quarter and increased $13.5 million during the first six months of 1999.

Shareholders' equity to total assets was 9.16% at June 30, 1999 compared to 9.69% at December 31, 1998. This decrease is reflective of the growth experienced during the first six months of the year. The capital of the Company and the Bank exceeded all required regulatory guidelines at June 30, 1999. The Company's Tier 1 risk-based, total risk-based and the leverage capital ratios were 10.99%, 12.65%, and 8.65%, respectively, at June 30, 1999. The schedule on page 17 reflects the current regulatory capital levels in more detail, including comparisons to the regulatory minimums.

In 1996 and 1997, the Company made equity investments totaling $150,000 in Towne Services, Inc. These investments were for the purpose of providing Towne Services, Inc. with capital to acquire and implement a processing system for equipment and vehicle leasing. Towne Services, Inc. also provides processing services for an automated asset management (accounts receivable) system. Based upon the acceptance and success of its services and the resulting growth of the company, Towne Services sold 4,000,000 shares of common stock in an initial public offering in July of 1998 at a price of $8.00 per share.

At June 30, 1999, the Company held 383,400 common shares of Towne Services, Inc., which are included in investment securities and categorized as available-for-sale in the Company's Consolidated Balance Sheet. The Company continues to analyze whether to hold or sell its holdings in Towne Services, Inc. Until July 1998 no public market existed for the stock of Towne Services, Inc., and its market value is subject to all the circumstances reflected in the price volatility of similar offerings and the equity markets generally. At June 30, 1999, based upon the per share price of $7.625, the total market value of the Company's shares in Towne Services, Inc. was $2,923,425.

Year 2000 Issue
---------------

The Company recognizes the scope and potential problems associated with the Year 2000 compliance program. The Company has adopted a plan of action and has in place a team of key managers to define and implement steps to address the problem for all of the Company's mission critical systems and hardware including embedded chip devices. The Company has progressed through the awareness, assessment and renovation phases and is well into the validation phase where testing is conducted and results analyzed to confirm the changes made to bring the affected system into compliance and that no problems surface as a result of the changes. The validation of mission critical systems was complete by June 30, 1999. In addition to systems compliance, the Company has evaluated all significant credit customer relationships to determine any risks represented to the Company by the impact of Year 2000 on customer operations. Based upon this evaluation, the Company is not aware of more than the normal credit risk associated with these relationships and no special additions to the allowance for loan losses are believed to be necessary. Also, the Company has incorporated Year 2000 compliance into its Loan Policy, underwriting standards and loan documentation.

In addition to assessing the Company's information technology system and the risks of customer credit relationships, the Company has also assessed it electronic equipment, such as building security, environmental systems and other devices which contain embedded electronic circuits. With regards to these non-information technology systems, the Company believes it is in substantial Year 2000 compliance as of June 30, 1999.

The management of the Company expects to incur total expenses of approximately $450,000, of which $250,000 was budgeted for 1998 and $200,000 for 1999, to modify its information systems appropriately to accurately process information for the year 2000 and beyond. In 1998, the Company incurred costs of $332,000 for the replacement of non-compliant hardware and software. For the first six months of 1999, the Company has incurred costs of $55,000. The associated costs of certain replacement systems have been recorded as assets and amortized. Other ongoing costs such as personnel expense for testing are being expensed as incurred. Management expects that the costs to convert the Company's information systems to Year 2000 compliance will not have material impact on the Company's consolidated financial statements or results of operations. The costs of the Year 2000 project are based upon management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

While not anticipated at this time, the Company could potentially experience disruptions to some aspects of its various activities and operations as a result of non-compliant systems utilized by the Company or unrelated third parties. Contingency plans have been developed to mitigate the extent of any such disruption to business operation. The Company's contingency plans were complete as of June 30, 1999. The Company is proceeding with the manual testing components of the contingency plans and expects to be completed by August 31, 1999.

In its efforts to achieve Year 2000 compliance, as of June 30, 1999, the Company believes it has met all the regulatory requirements of the Federal Financial Institutions Examination Council ("FFIEC").

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

Forward-Looking Statements
--------------------------
The Company may, from time-to-time, make written or oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission (the "Commission") and its reports to shareholders. Statements made in such documents, other than those concerning historical information, should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are made based upon management's belief as well as assumptions made by, and information currently available to, management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values, securities portfolio values, and interest rate risk management; the effects of competition in the banking business from other commercial banks, savings and loan associations, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in the Company's market area and elsewhere, including institutions operating through the Internet; changes in governmental regulation relating to the banking industry, including regulations relating to branching and acquisitions; failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans, and other factors. The Company cautions that such factors are not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, the Company.

                GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                           CONSOLIDATED FINANCIAL DATA
                             (Dollars in Thousands)
                                   (Unaudited)

                                              Six Months Ended June 30,
                                              -------------------------
PROFITABILITY                                 1999                 1998
-------------                                 ----                 ----
Return on average assets *                     1.07%              1.05%

Return on average equity *                    11.43%             11.34%


ALLOWANCE FOR LOAN LOSSES
-------------------------

Beginning balance, January 1               $ 2,715            $ 2,097
Provision charged to expense                   424                380
Recoveries                                      38                 67
Loans charged off                              222                149
Ending balance, June 30                    $ 2,955            $ 2,395


NON-PERFORMING ASSETS                          June 30, 1999       December 31, 1998    June 30, 1998
---------------------
Non-accrual loans                                  $ 2,340              $ 2,925             $ 2,391
Other real estate owned                                 17                    0                  46
Restructured loans                                      --                   --                  --
                                                   -------              -------             -------
Total non-performing assets                        $ 2,357              $ 2,925             $ 2,437
                                                   =======              =======             =======

LOANS PAST DUE 90 DAYS OR
MORE AND STILL ACCRUING                            $    43              $    44              $   13
                                                   =======              =======             =======

*  Annualized

                       Georgia Bank Financial Corporation
                                       and
                          Georgia Bank & Trust Company
                         Regulatory Capital Requirements
                                  June 30, 1999
                             (Dollars in Thousands)

                                    Actual             Required           Excess
                               Amount    Percent   Amount  Percent     Amount   Percent
                               -----------------   ---------------     ----------------
Georgia Bank Financial Corporation

Risk-based capital:
     Tier 1 capital            $ 27,849    10.99%   10,137    4.00%    17,712      6.99%
     Total capital               32,052    12.65%   20,273    8.00%    11,779      4.65%
Tier 1 leverage ratio            27,849     8.65%   12,879    4.00%    14,970      4.65%

Georgia Bank & Trust Company

Risk-based capital:
     Tier 1 capital            $ 25,885    10.35%   10,005    4.00%    15,880      6.35%
     Total capital               29,201    11.67%   20,010    8.00%     9,191      3.67%
Tier 1 leverage ratio            25,885     8.14%   12,722    4.00%    13,163      4.14%

                                     Part II
                                OTHER INFORMATION

Item 1   Legal Proceedings

     There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is subject.

Item 2.  Changes in Securities

     (a)      Not applicable

     (b)      Not applicable

     (c)      Not applicable

     (d)      Not applicable

Item 3.  Defaults Upon Senior Securities

              Not applicable

Item 4.  Submission of Matters to a Vote of Security-Holders.

     (a) The Annual Meeting of Shareholders was held on April 14, 1999 at the Company's office located at 3530 Wheeler Road, Augusta, Georgia.

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

     (c) The following matters were voted on at the meeting as was previously identified in the Proxy materials forwarded to each shareholder:

              1. Proposal to elect the nine individuals nominated by management as Directors. Votes were cast as follows:

              Director                  For        Against  Abstain
              --------                  ---        -------  -------
              William J. Badger         1,572,015             765
              R. Daniel Blanton         1,572,015             765
              William P. Copenhaver     1,572,015             765
              Edward G. Meybohm         1,572,015             765
              Travers W. Paine, III     1,572,015             765
              Robert W. Pollard, Jr.    1,572,015             765
              Randolph R. Smith, M.D.   1,572,015             765
              Ronald L. Thigpen         1,572,015             765
              John W. Trulock, Jr.      1,568,315           4,465


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

                                     GEORGIA BANK FINANCIAL CORPORATION



Date:   August 9, 1999               By: /s/ Ronald L. Thigpen
        --------------               ------------------------------------------
                                     Ronald L. Thigpen
                                     Executive Vice President, Chief Operating
                                     Officer (Duly Authorized Officer of
                                     Registrant and Principal Financial Officer)