Form 10QSB
period 1999-09-30
GEORGIA BANK FINANCIAL CORP /GA
filed 1999-11-10
CIK 880116

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

 X   Quarterly Report under Section 13 or 15(d) of the Securities Exchange
---  Act of 1934 For the quarterly period ended September 30, 1999.
                                                ------------------

                                      or

     Transition Report under Section 13 or 15(d) of the Securities Exchange Act --- of 1934 For the transition period from _______________ to ________________.

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

     2,093,152 shares of common stock, $3.00 par value per share, issued and outstanding as of September 30, 1999.

     Transitional Small Business Disclosure Format (check one):
Yes          No  X
    -------    ------

                         GEORGIA BANK FINANCIAL CORPORATION
                                    FORM 10-QSB
                                       INDEX

                                                                                                                       Page
Part I
        Item 1.  Financial Statements (Unaudited)

                 Consolidated Balance Sheets as of September 30, 1999 and
                 December 31, 1998                                                                                        3
                 Consolidated Statements of Income for the quarters
                 ended September 30, 1999 and September 30, 1998 and the
                 nine months ended September 30, 1999 and September 30, 1998                                              4
                 Consolidated Statements of Cash Flows for the
                 nine months ended September 30, 1999 and September 30, 1998                                              5
                 Notes to Consolidated Financial Statements                                                               7

        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                                                            9

Part II  Other Information
        Item 1.  Legal Proceedings                                                                                        *
        Item 2.  Changes in Securities                                                                                    *
        Item 3.  Defaults Upon Senior Securities                                                                          *
        Item 4.  Submission of Matters to a Vote of Security-Holders                                                      *
        Item 5.  Other Information                                                                                        *
        Item 6.  Exhibits and Reports on Form 8-K                                                                         *

Signature                                                                                                                19

* No information submitted under this caption

                                     PART I
                             FINANCIAL INFORMATION

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                          Consolidated Balance Sheets
                                  (Unaudited)

                                                              ASSETS
                                                                                           September 30,    December 31,
                                                                                                 1999          1998
                                                                                         -------------------------------
Cash and due from banks                                                                   $  12,631,315   $    7,546,911
Federal funds sold                                                                            8,890,000        2,370,000
                                                                                         --------------   --------------
    Cash and cash equivalents                                                                21,521,315        9,916,911

Investment Securities
   Available-for-sale                                                                        59,426,474       58,919,609
   Held-to-maturity, at cost (fair values of
     $6,570,938 and $4,298,350, respectively)                                                 6,717,587        4,174,769

Loans                                                                                       235,512,962      208,967,142
   Less allowance for loan losses                                                            (3,457,453)      (2,714,638)
                                                                                         --------------   --------------
    Loans, net                                                                              232,055,509      206,252,504

Premises and equipment, net                                                                  10,568,679       11,025,425
Accrued interest receivable                                                                   2,671,168        2,111,933
Other real estate                                                                                16,942               --
Intangible assets, net                                                                          523,577          615,891
Other assets                                                                                  1,940,087        2,414,738
                                                                                         --------------   --------------
                                                                                          $ 335,441,338    $ 295,431,780
                                                                                         ==============   ==============

                                               LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Non-interest bearing                                                                     $ 43,863,774     $ 40,718,719
  Interest bearing
    NOW accounts                                                                             33,414,474       35,892,756
    Savings                                                                                  96,120,207       80,541,816
    Money management accounts                                                                15,393,131       15,546,821
    Time deposits over $100,000                                                              38,407,402       34,229,532
    Other time deposits                                                                      43,550,939       44,575,842
                                                                                         --------------   --------------
                                                                                            270,749,927      251,505,486

Federal funds purchased and securities sold
  under repurchase agreements                                                                18,362,167        2,714,257
Advances from Federal Home Loan Bank                                                         14,000,000        9,000,000
Other borrowed funds                                                                            950,000          900,000
Accrued interest and other liabilities                                                        2,181,517        2,684,965
                                                                                         --------------   --------------
        Total liabilities                                                                   306,243,611      266,804,708
                                                                                         --------------   --------------

Stockholders' equity
  Common Stock, $3.00 par value; 10,000,000 shares
    authorized; shares issued and outstanding of
    2,093,152 in 1999 and 1,820,368 in 1998                                                   6,279,456        5,461,104
  Additional paid-in capital                                                                 21,259,955       14,440,355
  Retained earnings                                                                           2,199,911        6,834,639
  Accumulated  other comprehensive income (loss)                                               (541,595)       1,890,974
                                                                                         --------------   --------------

          Total stockholders' equity                                                         29,197,727       28,627,072
                                                                                         --------------   --------------
                                                                                          $ 335,441,338    $ 295,431,780
                                                                                         ==============   ==============

See notes to consolidated financial statements.

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                       Consolidated Statements of Income
                                  (Unaudited)

                                                                               Three Months Ended           Nine Months Ended
                                                                                 September 30,                September 30,
                                                                           -------------------------------------------------------
                                                                              1999          1998           1999           1998
                                                                          ------------  ------------   ------------   ------------
Interest Income
  Loans, including fees                                                    $ 5,110,058   $ 4,596,021    $14,699,110    $13,227,284
  Investment securities                                                        979,550       866,322      2,784,763      2,476,254
  Federal funds sold                                                           123,298        89,035        274,630        305,310
                                                                          ------------  ------------   ------------   ------------
                                                                             6,212,906     5,551,378     17,758,503     16,008,848
                                                                          ------------  ------------   ------------   ------------
Interest Expense
  Deposits                                                                   2,572,955     2,353,723      7,259,536      6,736,442
  Federal funds purchased and securities sold
    under repurchase agreements                                                123,472        40,476        265,651        157,216
  Other borrowings                                                             138,673       141,024        439,167        414,887
                                                                          ------------  ------------   ------------   ------------
                                                                             2,835,100     2,535,223      7,964,354      7,308,545
                                                                          ------------  ------------   ------------   ------------

Net Interest Income                                                          3,377,806     3,016,155      9,794,149      8,700,303

Provision for loan losses                                                      591,000       200,000      1,015,000        580,000
                                                                          ------------  ------------   ------------   ------------

Net interest income after provision for loan losses                          2,786,806     2,816,155      8,779,149      8,120,303
                                                                          ------------  ------------   ------------   ------------

Non-interest Income
  Service charges and fees on deposits                                         736,706       676,704      2,162,580      1,940,933
  Gain on sale of loans                                                        163,935       264,219        592,313        674,539
  Investment securities gain, net                                            1,520,919         9,422      1,519,791          4,339
  Miscellaneous income                                                               -         8,373         11,943         20,529
                                                                          ------------  ------------   ------------   ------------
                                                                             2,421,560       958,718      4,286,627      2,640,340
                                                                          ------------  ------------   ------------   ------------

Non-interest Expense
  Salaries                                                                   1,137,050     1,096,717      3,438,980      3,166,542
  Employee benefits                                                            461,730       277,736      1,134,312        817,126
  Occupancy expenses                                                           414,548       426,918      1,232,707      1,213,248
  Other operating expenses                                                   1,266,780       743,057      2,697,002      2,074,074
                                                                          ------------  ------------   ------------   ------------
                                                                             3,280,108     2,544,428      8,503,001      7,270,990
                                                                          ------------  ------------   ------------   ------------

Income before income taxes                                                   1,928,258     1,230,445      4,562,775      3,489,653

Income tax expense                                                             593,500       455,000      1,559,551      1,323,000
                                                                          ------------  ------------   ------------   ------------

Net Income                                                                 $ 1,334,758   $   775,445    $ 3,003,224    $ 2,166,653
                                                                          ============  ============   ============   ============

Basic income per share                                                     $      0.64   $      0.37    $      1.43    $      1.04

Weighted average common shares outstanding                                   2,093,152     2,093,152      2,093,152      2,093,152

See notes to consolidated financial statements.

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                  Nine Months Ended September 30,
                                                                                   1999                    1998
                                                                             -----------------       -----------------
Cash flows from operating activities
Net Income                                                                        $  3,003,224            $  2,166,653
  Adjustments to reconcile net income to net cash
    provided by operating activities
      Depreciation and amortization                                                    854,107                 778,222
      Provision for loan losses                                                      1,015,000                 580,000
      Net investment securities gains                                               (1,039,316)                 (4,339)
      Net amortization of premium on investment securities                              64,275                  35,937
      Gain on disposal of premises and equipment                                        (1,020)                (21,760)
      Gain on the sale of other real estate                                            (19,824)                (10,220)
      Gain on sale of loans                                                           (592,313)               (674,539)
      Real estate loans originated for sale                                        (26,592,477)            (33,240,554)
      Proceeds from sales of real estate loans                                      28,831,183              33,844,054
      Net increase in accrued interest receivable                                     (559,235)               (440,612)
      Net decrease in prepaid expense                                                  125,520                  48,289
      Net decrease (increase) in other assets                                        1,017,492                (806,540)
      Net increase (decrease) in accrued interest and other liabilities                139,813                (210,127)
                                                                             -----------------       -----------------
          Net cash provided by operating activities                                  6,246,429               2,044,464
                                                                             -----------------       -----------------

Cash flows from investing activities
      Proceeds from sales of available-for-sale securities                          15,349,100              20,915,204
      Proceeds from maturities of available-for-sale securities                     11,818,734                       -
      Proceeds from maturities of held-to-maturity securities                          280,112               1,151,577
      Purchase of held-to-maturity securities                                       (2,823,849)               (508,560)
      Purchase of available-for-sale securities                                    (30,654,130)            (28,206,173)
      Proceeds from redemption of FHLB stock                                           211,200                       -
      Net increase in loans                                                        (28,970,898)            (23,384,270)
      Net purchase of premises and equipment                                          (333,509)             (1,966,961)
      Proceeds from the sale of other real estate                                      509,382                 341,300
      Proceeds from the sale of premises and equipment                                  29,482                  51,712
                                                                             -----------------       -----------------
          Net cash used in investing activities                                    (34,584,376)            (31,606,171)
                                                                             -----------------       -----------------

Cash flows from financing activities
      Net increase in deposits                                                      19,244,441              31,159,923
      Net increase in federal funds purchased and
        securities sold under repurchase agreements                                 15,647,910                 304,709
      Proceeds from notes and bonds payable                                             50,000                       -
      Payments on notes and bonds payable                                                    -                (100,000)
      Advances from Federal Home Loan Bank                                          10,000,000               4,000,000
      Payments of Federal Home Loan Bank advances                                   (5,000,000)             (4,000,000)
                                                                             -----------------       -----------------
          Net cash provided by financing activities                                 39,942,351              31,364,632
                                                                             -----------------       -----------------

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                  Nine Months Ended September 30,
                                                                                   1999                    1998
                                                                             -----------------       -----------------
          Net increase in cash and cash equivalents                                 11,604,404               1,802,925

Cash and cash equivalents at beginning of period                                     9,916,911              13,169,983

                                                                             -----------------       -----------------
Cash and cash equivalents at end of period                                         $21,521,315             $14,972,908
                                                                             =================       =================
Supplemental disclosures of cash paid during the period for:
       Interest                                                                    $ 8,396,255             $ 7,469,412
                                                                             =================       =================
       Income taxes                                                                $ 1,353,413             $ 1,506,402
                                                                             =================       =================
Supplemental disclosures of non-cash investing activities:
       Donation of Towne Services, Inc. common stock                                   480,000                     -0-
                                                                             =================       =================

See notes to consolidated financial statements.

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                              September 30, 1999


Note 1 - Basis of Presentation

The accompanying financial statements include the accounts of Georgia Bank Financial Corporation and its wholly-owned subsidiary, Georgia Bank & Trust Company. Significant intercompany transactions and accounts are eliminated in the consolidation.

The financial statements for the nine months ended September 30, 1999 and 1998 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations and cash flows for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations are not necessarily indicative of the results of operations which the Company may achieve for the entire year.

Note 2- Recent Accounting Pronouncements

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

Note 3 - Comprehensive Income

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The primary component of the differences between net income and comprehensive income for the Company is net unrealized gains and losses on investment securities. Total comprehensive income (loss) for the nine months ended September 30, 1999 was $570,655 compared to $3,581,929 for the nine months ended September 30, 1998 and for the three months ended September 30, 1999 was ($440,157) compared to $2,216,806 for the three months ended September 30, 1998.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Performance Overview -- Net Income
----------------------------------

The Company's net income for the third quarter of 1999 was $1,335,000, which was an increase of $559,000 (72.1%) compared to net income of $775,000 for the third quarter of 1998. Earnings per share for the quarter were $0.64 in 1999 compared to $0.37 in 1998. Net income for the first nine months of 1999 was $3,003,000, an increase of $837,000 (38.6%) above net income of $2,167,000 for the first nine months of 1998. Total assets of $335.4 million reflects an increase of $12.0 million for the quarter an increase of $48.4 million (16.9%) over September 30, 1998.and an increase of $40.0 million (13.5%) from year-end 1998.

For the third quarter of 1999, as compared to the third quarter of 1998, the increase in net income resulted from an increase in net interest income of $362,000 and an increase in non-interest income of $1,463,000. The increase in non-interest income resulted from the gain on sale and the donation of equity securities of approximately $1,811,000 during the third quarter (see Investment Securities Gains and Losses).The total of the increases in income was reduced by an increase in non-interest expense of $736,000 and an increase in the provision for loan losses to $591,000, an increase of $391,000 from the prior year quarter of $200,000. This higher level of provision for loan losses is in response to the continuing increases in loans outstanding and the changing mix in the loan portfolio. The net impact of these changes was an increase in income before
taxes of $698,000.   The provision for income taxes was $594,000, an increase of
$139,000 from the prior year third quarter.

The return on average assets for the Company was 1.25% for the nine months ended September 30, 1999, compared to 1.08% for the same period last year. The return on average stockholders' equity was 13.60%, versus 12.32% for the comparable period in 1998.

Net Interest Income
-------------------

Net interest income increased $362,000 (12.0%) over the third quarter of 1998 and $1,094,000 (12.6%) during the first nine months over the comparable period in 1998, primarily due to increases in loans outstanding as the earning asset mix has improved with a higher ratio of loans to total assets. Interest earning assets increased $10.2 million (3.4%) over the second quarter of 1999, and $47.3 million (18.0%) over September 30, 1998. Loans, historically the highest yielding component of interest earning assets, increased $10.8 million (4.8%) during the quarter, and $39.8 million (20.0%) over the comparable period in 1998. Investment securities decreased $5.1 million (7.2%) during the quarter, and increased $2.9 million (4.6%) over the comparable period in 1998. This decrease in investment securities during the quarter reflects the sale of securities to fund the increasing loan portfolio, to increase liquidity in preparation for Year 2000 liquidity projections and the sale and donation of the common stock of Towne Services, Inc. Federal funds sold increased $4.6 million for the third quarter, and $4.3 million from September 30, 1998.

Interest Income
---------------

Interest income increased $662,000 (11.9%) over the third quarter of 1998 and $1,750,000 (10.9%) during the first nine months of 1999 over the comparable period in 1998. Interest income on loans increased $514,000 (11.2%) over the third quarter of 1998 and $1,472,000 (11.1%) during the first nine months of 1999 over the comparable period in 1998. These increases are the result of significantly higher loan volumes. Interest income earned on investment securities increased $113,000 (13.1%) over the third quarter of 1998 and $309,000 (12.5%) during the first nine months of 1999 over the comparable period in 1998, reflecting the higher volume of investment securities for the nine-month period. Interest income from Federal funds sold increased $34,000 (38.5%) over the third quarter of 1998 and decreased $31,000 (10.0% ) during the first nine months over the comparable period in 1998. Federal funds sold are being maintained at higher levels during the third and fourth quarters of 1999 in order to fund any Year 2000 cash needs that may arise.

Interest Expense
----------------

Interest expense increased $300,000 (11.8%) over the third quarter of 1998 and $656,000 (9.0%) over the nine months ended September 30, 1998. Interest expense on deposits increased $219,000 (9.3%) over the third quarter of 1998 and $523,000 (7.8%) over the comparable nine month period in 1998. Interest expense on Federal funds purchased and securities sold under repurchase agreements increased $83,000 (205.0%) over the third quarter of 1998 and increased $108,000 (69.0%) over the nine months ended September 30, 1998. Interest expense on borrowings decreased $2,000 (1.7%) over the third quarter of 1998 and increased $24,000 (5.9%) over the comparable nine months ended September 30, 1998. All increases reflect higher levels of deposits, Federal funds purchased and securities sold under repurchase agreements, and borrowings which consist of Federal Home Loan Bank advances. The Company increased its borrowings from the Federal Home Loan Bank by $5 million during the third quarter of 1999 to support loan growth.

Non-interest Income
-------------------

Non-interest income (excluding investment securities gains and losses) decreased $49,000 (5.1%) below the third quarter of 1998 and increased $131,000 (5.0%) above the comparable 1998 nine-month period. The increase in deposit accounts resulted in increased service charges and fees on deposits and increases in retail investment income, while fee income from origination and sale of mortgages in the secondary market decreased when compared to both the quarter and nine-month period ended September 30, 1998. The decrease in fee income from origination and sale of mortgages in the secondary market is due to lower volumes resulting from rising interest rates and a significant reduction in mortgage refinancings. Demand deposits increased $7.1 million (19.4%) over September 30, 1998. Total deposits increased $29.4 million (12.2%) over September 30, 1998. See Investment Securities Gains and Losses for a discussion of the sale and charitable contribution of Towne Services, Inc. common stock by the Company during the third quarter.

Non-interest Expense
--------------------

Non-interest expense increased $736,000 (28.9%) over the third quarter of 1998 and $1,232,000 (16.9%) over the first nine months of 1998. Increases for the respective periods are attributable to increases in salary and benefits expense of $224,000 (16.3%) and $590,000 (20.5%) respectively, a decrease in occupancy expense of $12,000 (2.9%) over the third quarter of 1998 and an increase of $19,000 (1.6%) over the comparable nine months in 1998, and increases in other operating expenses of $524,000 (70.5%) and $623,000 (30.0%), respectively.

The increases in salary and benefits expense for both the quarter and nine-month period are the result of the continued expansion in the Company's local market that is reflected in additions to staff. Also, increasing levels of compensation are commissions which are based upon production such as the mortgage and retail investment functions. Decreased occupancy expenses for the third quarter is attributable to expense control and full depreciation of some of the Company's assets. The increase in other operating expenses is attributable to the $480,000 charitable contribution of Towne Services, Inc. common stock to Georgia Bank Foundation, Inc. (see Investment Securities Gains and Losses), Year 2000 expenses, and expenses related to the stock dividend paid during the third quarter of 1999.

Income Taxes
------------

Income taxes in the third quarter of 1999 totaled $594,000, an increase of $139,000 over the third quarter of 1999 and an increase of $237,000 from the comparable nine month period in 1998. The effective tax rate for the nine months ended September 30, 1999 and 1998 was 34.2% and 37.9%, respectively. The effective tax rate decreased as a result of the charitable contribution of Towne Services, Inc. common stock previously mentioned.

Investment Securities Gains and Losses
--------------------------------------

During the quarter, the Company took losses on the sale of investment securities totaling $291,000 in addition to the gain from the sale and donation of Towne Services, Inc. common stock. In the face of a rising interest rate environment, the Company sold certain investments and reinvested in higher yielding investment securities. These reinvestments will position the Company for improved returns on the investment securities portfolio over the next several years. By comparison, the effective yield on the investment securities portfolio was 6.08% at September 30, 1999 versus 5.82% at June 30, 1999.

In 1996 and 1997, the Company made equity investments totaling $150,000 in Towne Services, Inc. These investments were for the purpose of providing Towne Services, Inc. with capital to acquire and implement a processing system for equipment and vehicle leasing. Towne Services, Inc, also provides services for
an automated asset management (accounts receivable) system.   Until July 1998 no
public market existed for the stock of Towne Services, Inc. During the third quarter of 1999, the Company sold 223,500 shares and donated an additional 125,000 shares of

Towne Services, Inc. common stock to a charitable foundation. The gain recognized on the sale and donation of Towne Services, Inc. stock was $1,811,000. At September 30, 1999, the Company owned 34,900 shares of Towne Services, Inc. common stock with a market value of $113,000. This unusual sale of equity securities represents a non-recurring gain that positively impacts the financial performance of the Company.

Asset Quality
-------------

The table on page 16 shows the current and prior period amounts of non-performing assets. Non-performing assets were $2.1 million at September 30, 1999, compared to $2.9 million at December 31, 1998 and $1.9 million at September 30, 1998. The ratio of non-performing assets to total loans and other real estate was 0.89% at September 30, 1999, compared to 1.40% at December 31, 1998 and 0.99% at September 30, 1998. The control and monitoring of non-performing assets continues to be management priority.

Loans past due 90 days or more and still accruing were $25,000 at September 30, 1999 compared to $44,000 at December 31, 1998 and $396,000 at September 30, 1998.

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management's analysis of potential risk in the loan portfolio. The amount of the loan loss provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the allowance in a given period, and an assessment of economic conditions. A provision for losses in the amount of $591,000 was charged to expense for the quarter ended September 30, 1999. This increase in the provision for losses reflects continued growth of the loan portfolio, higher net chargeoffs in 1999 ($273,000 in 1999 versus $159,000 in 1998), a change in the loan portfolio mix as the Bank has originated higher levels of consumer installment loans and an overall concern regarding a general softening of the economy in the Company's market. At September 30, 1999, the ratio of allowance for loan losses to total loans was 1.47%, an increase from 1.30% at December 31, 1998 and 1.29% at September 30, 1998. Management considers the current allowance for loan losses appropriate based upon its analysis of the potential risk in the portfolio, although there can be no assurance that the assumptions underlying such analysis will continue to be correct.

Liquidity and Capital Resources
-------------------------------

The Company's liquidity remains adequate to meet operating and loan funding requirements. The loan to deposit ratio at September 30, 1999 was 87.0% compared to 83.1% at December 31, 1998 and 81.2% at September 30, 1998. The increasing level of the loan to deposit ratio reflects that loans continue to grow at a faster rate than deposits. Loans increased $10.8 million during the quarter and $39.8 million when compared to the nine-month period in 1998 while deposits increased $5.7 million during the quarter and increased $29.4 million when compared to the nine months ended September 30, 1998. The loan to total asset ratio for September 30, 1999 was 70.2% versus 70.7% at December 31, 1998 and 68.2% at September 30, 1998.

Stockholders' equity to total assets was 8.70% at September 30, 1999 compared to 9.69% at December 31, 1998. This decrease reflects the growth of the Company during the first nine months of the year. The capital of the Company and the Bank exceeded all required regulatory guidelines at September 30, 1999. The Company's Tier 1 risk-based, total risk-based and the leverage capital ratios were 11.14%, 12.41%, and 8.83%, respectively, at September 30, 1999. The schedule on page 17 reflects the current regulatory capital levels in more detail, including comparisons to the regulatory minimums.


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

In addition to assessing the Company's information technology system and the risks of customer credit relationships, the Company has also assessed it electronic equipment, such as building security, environmental systems and other devices which contain embedded electronic circuits. With regards to these non-information technology systems, the Company believes it was in substantial Year 2000 compliance as of June 30, 1999.

The management of the Company expects to incur total expenses of approximately $450,000, of which $250,000 was budgeted for 1998 and $200,000 for 1999, to modify its information systems appropriately to accurately process information for the year 2000 and beyond. In 1998, the Company incurred costs of $332,000 for the replacement of non-compliant hardware and software. For the first nine months of 1999, the Company has incurred costs of $90,000 related to systems testing, review and testing of contingency plans and implementation of a communications plans for customers, shareholders and the general public. The associated costs of certain replacement systems have been recorded as assets and amortized. Other ongoing costs such as personnel expense for testing are being expensed as incurred. Management expects that the costs to convert the Company's information systems to Year 2000 compliance will not have material impact on the Company's consolidated financial statements or results of operations. The costs of the Year 2000 project are based upon management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

While not anticipated at this time, the Company could potentially experience disruptions to some aspects of its various activities and operations as a result of non-compliant systems utilized by the Company or unrelated third parties. Contingency plans have been developed to mitigate the extent of any such disruption to business operation. The Company's contingency plans were complete as of June 30, 1999. The Company completed the manual testing components of the
contingency plans   as of August 31, 1999.

In its efforts to achieve Year 2000 compliance, as of September 30, 1999, the Company believes it has met all the regulatory requirements of the Federal Financial Institutions Examination Council ("FFIEC").

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

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                          CONSOLIDATED FINANCIAL DATA
                            (Dollars in Thousands)
                                  (Unaudited)

                                                 Nine Months Ended September 30,
                                                 -------------------------------
PROFITABILITY                                         1999             1998
-------------                                      ----------        -------

Return on average assets *                              1.25%           1.07%

Return on average equity *                             13.60%          11.49%

ALLOWANCE FOR LOAN LOSSES
-------------------------

Beginning balance, January 1                          $2,715          $2,097
Provision charged to expense                           1,015             580
Recoveries                                                70              88
Loans charged off                                        343             247
Ending balance, September 30                          $3,457          $2,518


NON-PERFORMING ASSETS             September 30, 1999    December 31, 1998   September 30, 1998
---------------------
Non-accrual loans                          $2,082                 $2,925              $1,928
Other real estate owned                        17                     --                  --
Restructured loans                             --                     --                  --
                                    -------------           ------------        ------------
Total non-performing assets                $2,099                 $2,925              $1,928
                                    =============           ============        ============

LOANS PAST DUE 90 DAYS OR
MORE AND STILL ACCRUING                    $   25                 $   44              $  396
                                    =============           ============        ============

*  Annualized

                       Georgia Bank Financial Corporation
                                       and
                          Georgia Bank & Trust Company
                        Regulatory Capital Requirements
                               September 30, 1999
                             (Dollars in Thousands)


                                 Actual                Required            Excess
                             Amount  Percent       Amount  Percent     Amount  Percent
                           ------------------    ------------------    ---------------
Georgia Bank Financial Corporation

Risk-based capital:
   Tier 1 capital           $29,215    11.14%      10,487     4.00%    18,728     7.14%
   Total capital             32,540    12.41%      20,975     8.00%    11,565     4.41%
Tier 1 leverage ratio        29,215     8.83%      13,241     4.00%    14,608     4.83%


Georgia Bank & Trust Company

Risk-based capital:
   Tier 1 capital           $26,965    10.38%      10,392     4.00%    16,573     6.38%
   Total capital             30,215    11.63%      20,784     8.00%     9,431     3.63%
Tier 1 leverage ratio        26,965     8.22%      13,126     4.00%    13,839     4.22%

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

             27 Financial Data Schedule

        (b)  Reports on Form 8-K

             None.

                      GEORGIA BANK FINANCIAL CORPORATION
                            Form 10-QSB Signatures

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           GEORGIA BANK FINANCIAL CORPORATION



Date:     November 8, 1999       By:    /s/ Ronald L. Thigpen
    ----------------------         ----------------------------------------
                                 Ronald L. Thigpen
                                 Executive Vice President, Chief Operating
                                 Officer (Duly Authorized Officer of
                                 Registrant and Principal Financial Officer)