Form 10KSB
period 1999-12-31
GEORGIA BANK FINANCIAL CORP /GA
filed 2000-03-28
CIK 880116

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

X  Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act
-
of 1934 (Fee Required) for the fiscal year ended December 31, 1999 or

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
                   (Common Stock, par value $3.00 per share)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X    No
                                                 --         --

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

     Issuer's revenues for its most recent fiscal year.  $29,314,642.
     The number of shares outstanding of the Registrant's Common Stock, as of March 26, 2000 was 2,093,152.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 26, 2000, based on the last sale price of $25.00 per share on such date was approximately $51,626,212.

     Transitional Small Business Disclosure Format (check one):
Yes X      No
    -          --
     Incorporated Documents                    Where Incorporated in Form 10-KSB
     ----------------------                    ---------------------------------
1.  Certain portions of the Company's          Part III, Items 9, 10,11 and 12
    Proxy Statement for Annual Meeting
    of Shareholders to be held on
    April 19,2000.

Item 1.  Description of Business

General

     Georgia Bank Financial Corporation (the "Company") is a Georgia corporation that is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Company had total consolidated assets of $342.1 million, total deposits of $283.1 million and total stockholders' equity of $29.8 million at December 31, 1999. Through its wholly-owned subsidiary, Georgia Bank and Trust Company of Augusta (the "Bank"), the Company operates a total of seven banking offices in the greater Augusta area of Richmond and Columbia Counties, Georgia.

     The Bank is community oriented and focuses primarily on offering real estate, commercial and consumer loans and various deposit and other services to individuals, small to medium sized businesses and professionals in its market area. The Bank is the only locally owned and managed commercial bank operating in Richmond and Columbia Counties. Each member of the Company management team is a banking professional with many years of experience in the Augusta market with this and other banking organizations. A large percentage of Bank management has worked together for many years. The Bank competes against the larger regional and super-regional banks operating in its market by emphasizing the stability and accessibility of its management, management's long-term familiarity with the market, immediate local decision making and the pride of local ownership.

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

     The Bank was founded with an experienced management team, and that team has continued to expand with the growth of the Bank. The Bank's President and Chief Executive Officer, R. Daniel Blanton, and its Group Vice President and Director of Marketing, Patricia E. Leopard, have worked together for over ten years with the Bank and before that with a predecessor to First Union National Bank, Georgia State Bank, for over 12 years. With the acquisition of First Columbia, the Bank obtained its Executive Vice President and Chief Operating Officer, Ronald L. Thigpen, who had served as Chief Executive Officer of First Columbia since 1991, and before that served in various capacities with First Union National Bank and its predecessors. J. Pierce Blanchard, Jr., Executive Vice President-Branch Administration/Business Development, joined the team in 1994. He previously served for six years as President of Citizens Bank & Trust Company in Evans,

Georgia, and had prior experience with First Union National Bank and its predecessors. The Bank's senior loan officer, Tom C. McLaughlin, Group Vice President, has been associated with the Bank for nine years, and worked together previously with Mr. Blanton and Mrs. Leopard at Georgia State Bank, a predecessor to First Union National Bank.

Market Area

     The Bank's market area includes Richmond and Columbia Counties and is centered in West Augusta. This area represents a significant portion of the Augusta-Aiken metropolitan area. Augusta-Aiken is one of 315 metropolitan statistical areas (MSA) in the United States and its 1997 population of 455,133 ranked 106th in the nation. During the 1990 to 1996 period, the Aiken-Augusta metropolitan area had the third fastest growing population among Georgia's metropolitan areas. It is estimated that the population of the area will grow to 481,600 by 2001. The Augusta market area has a diversified economy based principally on health care, education, government, military, manufacturing, wholesale and retail trade concerns. Augusta is one of the leading medical centers in the Southeast with more than 25,000 people employed in the medical community. Significant medical facilities include the Medical College of Georgia, the University Hospital, Veteran's Administration Hospital, Dwight D. Eisenhower Hospital, Gracewood State School and Hospital, Columbia/Augusta Regional Hospital and St. Joseph's Hospital. Other major employers in the Augusta market area include the Fort Gordon military installation, E-Z Go (golf car manufacturer), International Paper Company (bleached paper board manufacturer), Thermal Ceramics (insulating material manufacturer), President Baking Company (cookie manufacturer), John P. King Manufacturing (textile manufacturer), John Deere (tractor manufacturer) and Club Car (golf car manufacturer). The area is served by Interstate 20, which connects it to Atlanta 140 miles to the west and Columbia, South Carolina, 70 miles to the east. Augusta is also served by a major commercial airport (Bush Field) and a commuter airport (Daniel Field). The average unemployment rate for the Augusta-Aiken MSA was 6.0% in 1997, but dropped to 5.5% in 1998. Between June 1989 and June 1998 (the latest date for which FDIC information is available), total commercial bank and thrift deposits in Richmond County increased 22.2% from $1.8 billion to $2.2 billion, and total commercial bank and thrift deposits in Columbia County increased 158.9% from $229 million to $593 million. The demographic information as presented above is based upon information and estimates provided by the Selig Center for Economic Growth at the University of Georgia, Georgia Department of Labor and the Federal Deposit Insurance Corporation.

Lending Activities

General

     The Bank offers a wide range of lending services, including real estate, commercial and consumer loans, to individuals, and small to medium-sized businesses and professionals that are located in, or conduct a substantial portion of their business in, the Bank's market area. The Bank's total loans at December 31, 1999, were $239.0 million, or 78.0% of total earning assets. An analysis of the composition of the Bank's loan portfolio is set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Composition of Loan Portfolio."

Real Estate Loans

     Loans secured by real estate are the primary component of the Bank's loan portfolio, constituting $138.3 million, or 57.9% of the Bank's total loans, at December 31, 1999. These loans consist of commercial real estate loans, construction and development loans and residential real estate loans, but exclude home equity loans, which are classified as consumer loans. See "-Consumer Loans."

     Commercial Real Estate Loans. At December 31, 1999, the Bank held $70.0 million of commercial real estate loans of various sizes secured by office buildings, retail establishments, and other types of property. These commercial real estate loans represented 29.3% of the Bank's total loans at December 31, 1999. Loan terms are generally limited to seven years and often do not exceed three years, although the installment payments may be structured on a 20-year amortization basis with a balloon. Interest rates may be fixed or adjustable, and tend to be fixed in the case of three-year term loans and adjustable in the case of five or seven year term loans. The Bank generally charges an origination fee. Management attempts to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 80%. In addition, the Bank requires personal guarantees from the principal owners of the property supported with an analysis by the Bank of the guarantors' personal financial statements in connection with a substantial majority of such loans. A number of the loans classified as commercial real estate loans are, in fact, commercial loans for which a security interest in real estate has been taken as additional collateral. These loans are subject to underwriting as commercial loans as described below. The Bank experienced no net loan charge offs on commercial real estate loans during 1999 and 1998.

     Construction and Development Loans. Construction and development real estate loans comprise $28.3 million, or 11.8% of the Bank's total loans at December 31, 1999. Of this segment, only $10.5 million, or 4.4% of total loans, are development loans. These are generally used to finance the development of residential subdivision infrastructures. The remaining $17.8 million, or 7.5% of total loans, represent residential construction loans.

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

     To further reduce the risk related to construction and development loans generally, the Bank relies upon the long-standing relationships between its loan officers and the developer and contractor borrowers. In most cases these relationships exceed ten or more years. The Bank targets seasoned developers and contractors who have experience in the local market. Various members of the Bank's Board of Directors have close contacts with the construction industry:
Robert W. Pollard, Jr. owns and operates a lumber manufacturing company; E. G. Meybohm owns the largest local real estate brokerage firm; Larry S. Prather owns a utility and grading company and William J. Badger owns and operates a lumber company. Through these connections to the industry, the Bank attempts to monitor current economic conditions in the market place for residential real estate, and the financial standing and on-going reputation of its construction and development borrowers.

     Infrastructure development loans are generally made with an initial maturity of one year, although the Bank may renew the loan for up to two additional one-year terms to allow the developer to complete the sale of the lots comprising the property before requiring the payment of the related loan. These loans typically bear interest at a floating rate and the Bank typically charges an origination fee. These loans are repaid, interest only, on a monthly or quarterly basis until sales of lots begin, and then principal payments are made as each lot is sold at a rate allowing the Bank to be repaid in full by the time 75% of the lots have been sold. In order to reduce the credit risk associated with these loans, the Bank requires the project's loan to value ratio (on an as completed basis) to be not more than 70%. The Bank experienced no net loan charge offs on these loans during 1999 and 1998.

     Residential construction loans are typically made for homes with a completed value in the range of $110,000 to $300,000. Loans for the lower-value homes are typically made for a term of six months, while loans for the larger homes are typically made for a term of nine to 12 months. Typically, these loans bear interest at a floating rate and the Bank collects an origination fee. The Bank may renew these loans for one additional term (equal to the original term) to allow the contractor time to market the home. In order to reduce the credit risk with respect to these loans, the Bank restricts the loans that are made for homes being built on a speculative basis, carefully manages its aggregate lending relationship with each borrower, and requires approval of the Loan Committee of the Board of Directors to lend more than $300,000 in the aggregate to any borrower and its related interests.

     Residential Loans. The Bank originates, on a selective basis, residential loans for its portfolio on single-and multi-family properties, both owner-occupied and non-owner-occupied. At December 31, 1999, the Bank held $39.2 million of such loans (exclusive of home equity loans), representing 16.4% of the Bank's loan portfolio, as compared to $34.9 million, or 16.7% of the Bank's loan portfolio at December 31, 1998. The growth in this portfolio is due to the relative importance of residential real estate lending in the Columbia County market. This portfolio includes, typically 15 or 30-year adjustable rate mortgage loans whose terms mirror those prevalent in the secondary market for mortgage loans or, less typically, floating rate non-amortized term loans for purposes other than acquisition of the underlying residential property. A limited number of fixed rate loans are maintained in the portfolio when there are compelling market reasons to do so. Generally, all fixed rate residential loans are sold into the secondary market.

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

Commercial Loans

     The Bank makes loans for commercial purposes in various lines of businesses. At December 31, 1999, the Bank held $45.7 million of these loans, representing 19.2% of the total loan portfolio, excluding for these purposes commercial loans secured by real estate. See "-Real Estate." Equipment loans are made for a term of up to five years (more typically three years) at fixed or variable rates, with the loan being fully amortized over the term and secured by the financed equipment with a loan-to-value ratio of 80% or less. Working capital loans are made for a term typically not exceeding one year. These loans are usually secured by accounts receivable or inventory, and principal is either repaid as the assets securing the loan are converted into cash, or principal is due at maturity. The Bank experienced net loan charge-offs on commercial loans of $89,000 during 1999 and $98,000 during 1998.

Consumer Loans

     The Bank makes a variety of loans to individuals for personal and household purposes, including secured and unsecured installment and term loans, home equity loans and lines of credit, and revolving lines of credit such as overdraft protection. During 1999, the Bank sold its credit card portfolio of $2.4 million. At December 31, 1999, the Bank held $54.3 million of consumer loans, representing 22.7% of total loans. These loans typically carry balances of less than $25,000 and earn interest at a fixed rate. Non-revolving loans are either amortized over a period not exceeding 48 months or are ninety-day term loans. Revolving loans require monthly payments of interest and a portion of
the principal balance (typically 2 to 3% of the outstanding balance).   In the
case of home equity loans and lines of credit, the underwriting criteria are the same as applied by the Bank when making a first mortgage loan, as described above. Home equity lines of credit typically expire ten years after their origination. The Bank entered the indirect lending business in 1997 and currently purchases sales finance contracts from dealers for new and used automobiles and home improvements. At December 31, 1999, indirect loans outstanding totaled $25.0 million an increase of $9.5 million over the $15.5 million outstanding at December 31, 1998. The Bank experienced net loan charge offs on consumer loans of $309,000 during 1999 and $159,000 during 1998.

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

     The Bank has a loan review procedure involving multiple officers of the Bank which is designed to promote early identification of credit quality problems. All loan officers are charged with the responsibility of rating all their loans exceeding $25,000 and reviewing those loans on a periodic basis, the frequency of which increases as the quality of the loans decreases. The Bank's Senior Credit Officer is charged with the responsibility of ensuring that all loans or lines of credit of $250,000 and above are reviewed annually. In addition, the Credit Administration Department, under the direction of the Senior Credit Officer is involved in the analysis of all loans that require Officers' Loan Committee approval.

Deposits

     The Bank offers a variety of deposit programs to individuals and to small to medium-sized businesses and other organizations at interest rates generally consistent with local market conditions. The following table sets forth the mix of depository accounts at the Bank as a percentage of total deposits at the dates indicated.


                                  Deposit Mix

                                             At December 31,
                                      1999         1998        1997
                                      ----         ----        ----

     Non-interest bearing demand     15.26%       16.19%       17.41%
     Interest checking               12.26        14.28        12.51
     Money management                 5.19         6.18         4.95
     Savings                         33.20        32.02        29.73
     Time Deposits
     Under $100,000                  18.09        17.72        18.46
     $100,000 and over               16.07        13.61        16.94
                                    ------       ------       ------
                                    100.00%      100.00%      100.00%
                                    ------       ------       ------

     The Bank accepts deposits at its main office and six branch banking offices, each of which maintains an automated teller machine. The Bank is a member of the "HONOR" network of automated teller machines, which permits Bank customers to perform certain transactions in many cities throughout Georgia and other regions. The Bank controls deposit volumes primarily through the pricing of deposits and to a certain extent through promotional activities such as "free checking." The Bank also utilizes other sources of funding, specifically repurchase agreements and Federal Home Loan Bank borrowings. Deposit rates are set weekly by senior management of the Bank. Management believes that the rates it offers are competitive with or, in some cases, slightly above those offered by other institutions in the Bank's market area. The Bank does not actively solicit deposits outside of its market area.

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

          Many of the financial organizations in competition with the Company have much greater financial resources, more diversified markets and larger branch networks than the Company, and are able to offer similar services at varying costs with higher lending limits. In addition, with the enactment of federal and state laws affecting interstate and bank holding company expansion, there have been major interstate acquisitions involving Augusta financial institutions which have offices in the Company's market area but are headquartered in other states. The effect of such acquisitions (and the possible increase in size of the financial institutions in the Company's market areas) may further increase the competition faced by the Company. The Company believes, however, that it will be able to use its local independent image to its advantage in competing for business from certain Augusta individuals and businesses.

Employees

          The Company had approximately 151 full-time equivalent employees at December 31, 1999. The Company maintains training, educational and affirmative action programs designed to prepare employees for positions of increasing responsibility in both management and operations, and provides a variety of benefit programs, including group life, health, accident and other insurance and retirement plans. None of the Company's employees are covered by a collective bargaining agreement, and the Company believes its employee relations are generally good.

Supervision and Regulation

          The Company and the Bank are subject to extensive state and federal banking laws and regulations which impose specific requirements or restrictions on, and provide for general regulatory oversight with respect to, virtually all aspects of operations. These laws and regulations are generally intended to protect depositors, not stockholders. To the extent that the following summary describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws, or the policies or practices of the federal and state regulatory agencies, may have a material effect on the business and prospects of the Company. The Company is unable to predict the nature or the extent of the effect on its business and earnings that fiscal or monetary policies, economic control, or new federal or state legislation may have in the future.

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

     Gramm-Leach-Bliley Act. In November, 1999, Congress enacted the Gramm-Leach-Bliley Act ("GLB"), which made substantial revisions to the statutory restrictions separating banking activities from certain other financial activities. Under GLB, bank holding companies that are well-capitalized and well-managed and meet certain other conditions can elect to become "financial holding companies." As such, they and their subsidiaries are permitted to acquire or engage in previously impermissible activities such as insurance underwriting, securities underwriting and distribution, travel agency activities, broad insurance agency activities, merchant banking, and other activities that the Federal Reserve determines to be financial in nature or complementary thereto. Financial holding companies continue to be subject to the overall oversight and supervision of the Federal Reserve, but GLB applies the concept of functional regulation to the activities conducted by subsidiaries. For example, insurance activities would be subject to supervision and regulation by state insurance authorities. While the Company does not currently intend to become a financial holding company in order to exercise the broader activity powers provided by GLB, it may elect to do so in the future.

The Bank
--------

     General. The Bank is a Georgia-chartered bank, and its deposits are insured by the FDIC to the extent provided by law. It is not a member of the Federal Reserve System. The Georgia Department of Banking and Finance (the "Department") and the FDIC are the primary regulators for the Bank. These regulatory authorities regulate or monitor all areas of the Bank's operations, including security devices and procedures, adequacy of capitalization and loss reserves, loans, investments, borrowings, deposits, mergers, issuances of securities, payment of dividends, interest rates payable on deposits, interest rates or fees chargeable on loans, establishment of branches, corporate reorganizations, maintenance of books and records, and adequacy of staff training to carry on safe lending and deposit gathering practices. The Bank must maintain certain capital ratios and is subject to limitations on aggregate investments in real estate, bank premises, and furniture and fixtures.

     All insured institutions must undergo regular on-site examination by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit periodic reports to the FDIC and the appropriate state supervisor when applicable. The FDIC is also required to develop with other appropriate agencies a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. The federal banking regulatory agencies must also prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to: (i) internal controls, information systems, and audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; and (v) asset quality.

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

     The BHCA, as amended by the interstate banking provisions of the Riegle-Neal Interstate Banking and Branch Efficiency Act of 1994 ("Interstate Banking
Act), permits any bank holding company located in Georgia (including the Company) to acquire a bank located in any other state, and permits any bank holding company located outside of Georgia to acquire a bank located in Georgia, in either case subject to certain deposit-percentage, aging requirements and other restrictions. The Interstate Banking Act also generally provides that national and state-chartered banks may branch interstate through acquisitions of banks in other states, subject to the right of states to "opt out" of such provisions, and permits states to allow banks from other states to enter their states through de-novo branches. Georgia law permits Georgia banks to establish branches in other states and permits out of state banks to establish branches in Georgia through merger with existing banks. Once in the State, the bank may establish branches or expand through merger similarly to other Georgia-based banks. The Georgia law does not permit an out-of-state bank to enter the State of Georgia through a de-novo branch or through the acquisition of less than substantially all of the assets of an existing bank.

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

     Other Statutes and Regulations. Interest and certain other charges collected or contracted for by the Bank are subject to state usury laws and certain federal laws concerning interest rates. The Bank's loan operations are also subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers, the Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves, the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit, the Fair Credit Reporting Act of 1978 governing the use and provision of information to credit reporting agencies, the Fair Debt Collection Act governing the manner in which consumer debts may be collected by collection agencies, and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of the Bank also are subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services. The Bank is also subject to the Bank Secrecy Act, requiring it to make reports of certain large or suspicious transactions. GLB requires the Bank and its affiliated companies to adopt and disclose policies regarding the sharing of personal information it obtains from its customers with third parties. GLB also permits the Bank to engage in "financial activities" through subsidiaries similar to that permitted financial holding ocmpanies. See "Gramm-Leach-Bliley" above.

     The Federal Deposit Insurance Company Improvement Act requires each federal banking regulatory agency to prescribe standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit system, loan documentation, credit underwriting, interest rate exposure, asset growth compensation, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value to book value for publicly traded shares, and such other standards as the agency deems appropriate. This Act also contains a variety of other provisions that may affect the operations of the Company and the Bank, including reporting requirements, regulatory standards for estate lending, "truth in savings" provisions, the requirement that a depository institution give 90 days prior notice to customers and regulatory authorities before closing any branch, and a prohibition on the acceptance or renewal of brokered deposits by depository institutions that are not well capitalized or are adequately capitalized and have not received a waiver from FDIC. As noted above, virtually every aspect of the operations of the Company and the Bank are affected by the pervasive statutory and regulatory framework. Future legislative and regulatory changes could substantially affect the business, operations and prospects of the Company and the Bank.

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

Deposit Insurance
-----------------

     The deposits of the Bank are currently insured to a maximum of $100,000 per depositor, subject to certain aggregation rules. The FDIC assesses premiums against federally insured banks and thrifts for deposit insurance. Separate insurance funds, the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF), are maintained for commercial banks and thrifts, respectively, with insurance premiums from the industry used to offset losses from insurance payouts when banks and thrifts fail.

     Because of the current level of reserves in the BIF, and as the Bank's risk classification is the lowest allowable, the Bank was not required to pay an assessment for deposit insurance in 1999 and currently is not required to do so in 2000. The Bank does, however, pay an assessment for the

Financing Corporation (FICO) bonds issued as a result of the thrift crisis of the late 1980's and early 1990's. Currently, the amount of this premium is $.0212 per $100 of insured deposits. This assessment is subject to change. Any increase in deposit insurance premiums (or related assessments such as the FICO obligation) for the Bank will increase its cost of funds, and there can be no assurance that such cost can be passed on to the Bank's customers.

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

     No cash dividends were declared in 1999 or 1998. The Company paid a 15% stock dividend on August 28, 1999 to commemorate the tenth anniversary of the Bank.

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

     Provisions of federal law set forth a capital-based regulatory scheme designed to promote early intervention for troubled banks and requires the FDIC to choose the least expensive resolution of bank failures. The capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well-capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To qualify as a "well-capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. As of December 31, 1999, the Company and the Bank were qualified as "well-capitalized." See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital."

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

     Both the Company and the Bank exceeded their respective regulatory capital requirements at December 31, 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital."

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


Item 2. Description of Property

     The Company currently operates a main office, six branches and an operations center housed in a series of buildings adjacent to the main office. The principal administrative offices of the Company are located at 3530 Wheeler Road, Augusta, Georgia. The main office and four branch offices are located in Augusta, Georgia, one branch is located in Martinez, Georgia and one branch is located in Evans, Georgia. With the exception of the Fury's Ferry and the Wal-Mart branches, each banking office is a brick building of Georgian architecture with a teller line, customer service area, offices for the Bank's lenders, drive-in teller lanes, a vault with safe deposit boxes, and a walk-up or drive-up automated teller machine. The banking offices are generally 3,000 to 5,000 square foot buildings except for the main office, the Fury's Ferry and Wal-Mart branches. The main office contains approximately 14,000 square feet of space. The Fury's Ferry branch contains 1,800 square feet with all the facilities of the other branches except safe deposit boxes. The Wal-Mart branch, located inside the Wal-Mart SuperCenter, contains 517 square feet and provides teller, customer service and lending areas. An automated teller machine is also located on the premises. In 1997, the Company acquired 24,000 square feet of commercial office space located at 3515 Wheeler Road, across the street from the main office. The Company renovated 17,000 square feet of this newly acquired space to be utilized for a consolidation of all operational functions, including data processing, deposit operations, human resources, loan operations, security, credit administration, audit and accounting. The objective of the Company in acquiring this property and planning the renovation was to provide adequate space for existing operations and to meet future requirements necessitated by growth of the Company. Renovations were completed in June, 1998 and operations functions were relocated. The previous location, consisting of 5,000 square feet has been placed on the market for sale. The remaining 9,000 square feet continue to be leased as commercial office space to the existing tenants. All properties owned by the Company are adequately covered by the appropriate insurance for replacement value.

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


Item 4.  Submission of Matters to a Vote of Shareholders

     There were no matters submitted to a vote of the shareholders of the Company during the fourth quarter of the Company's fiscal year ended December 31, 1999.

                                    PART II

Item 5.  Market for the Company's Common Equity and Related Stockholder Matters


     As of March 29, 2000, there were approximately 767 holders of record of the Company's Common Stock. As of March 29, 2000, there were 2,093,152 shares of the Company's Common Stock issued and outstanding. Transactions in the Company's Common Stock are generally negotiated through J. C. Bradford & Co. and The Robinson-Humphrey Company, Inc. Both firms make a market in the Common Stock of the Company. The following table reflects the range of quotations in the Company's Common Stock for the past two years:

              Georgia Bank Financial Corporation Stock Price (1)

                    Quarter ended           Low       High
                    -------------           ---       ----
                    1998
                    ----
                    March 31, 1998          18 1/4    21 1/2
                    June 30, 1998           20 1/2        28
                    September 30, 1998      24 1/4    26 1/2
                    December 31, 1998           24        28

                    1999
                    ----
                    March 31, 1999        22 25/32  24 11/32
                    June 30, 1999          23 1/32  23 13/16
                    September 30, 1999    23 15/32   31 5/16
                    December 31, 1999           28        24
           --------------------------------
                    (1) The prices reflect inter-dealer prices, without retail markup, mark-down or commission and may not represent actual transactions.



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

Overview

     In 1999, management of the Company continued to place special emphasis on quality asset growth and expense control to help drive the improving earnings performance. Growth was achieved as assets increased $46.7 million (or 15.8%) and earnings increased $1.1 million (or 36.2%) over 1998 levels. This significant increase in earnings includes gains from the sale of investment equity securities as further described under "Non-Interest Income." The growth in assets was accomplished by continuing to grow the business at existing branch facilities. No additional branches were opened in 1999. Geographically, the Company's branch facilities are strategically located throughout the Metro Augusta market. The Company continues to make improvements in expense controls which were reflected in the reduction in the operating efficiency ratio to 63.9% in 1999 (exclusive of a $480,000 charitable contribution) from 65.2% in 1998. Non-interest expense as a percentage of total average assets decreased to 3.45% in 1999 from 3.60% in 1998.

Results of Operations

     The Company had record net income of $3,970,000 in 1999, compared to $2,915,000 in 1998, an increase of $1,055,000 or 36.2%. The 1998 earnings of
$2,915,000 was an increase of $560,000 or 23.8% over 1997 earnings of $2,355,000.

     The earnings increase in 1999 resulted from increased levels of both net interest income and non-interest income. The increase in net interest income was the result of higher levels of earning assets. Net interest income increased $1.5 million (12.9%) in 1999 on a net interest margin of 4.40%, a decrease from 4.64% in 1998 and 4.72% in 1997. Non-interest income increased $1,510,000 (41.5%) in 1999 to a total amount of $5,148,000 compared to an increase of $923,000 (34.0%) and total amount of $3,638,000 in 1998 and an increase of $560,000 (26.03%) and total amount of $2,715,000 in 1997. This increase for 1999 reflected increases in service charges and fees on deposits, a decrease in the gain on the sale of loans and an increase in investment securities gains.

  The earnings performance of the Company is reflected in a return on average assets and average equity of 1.21% and 13.48%, respectively, during 1999 compared to 1.06% and 11.27%, respectively during 1998. The return on average assets and average equity was 0.99% and 13.05% in 1997. Basic earnings per share on weighted average shares improved to $1.90 in 1999 compared to $1.39 in 1998 and $1.13 in 1997. The Company's average equity to average asset ratio decreased to 9.08% in 1999 compared to an increase in 1998 to 9.38% which resulted from additional capital raised in a secondary offering that was completed during the fourth quarter of 1997. The average equity to average asset ratio was 7.55% in 1997. The Company has never paid any cash dividend. A 15% stock dividend was paid by the Company on August 28, 1999, celebrating the Bank's tenth anniversary and the Company's financial performance. A 15% stock dividend had been previously paid on September 25, 1996.

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

            Average Balances, Income and Expenses, Yields and Rates

                           Year Ended December 31, 1999       Year Ended December 31, 1998           Year Ended December 31, 1997
                        -----------------------------------   ------------------------------   ------------------------------------
                                         Average     Amount                Average    Amount                 Average      Amount
                           Average        Yield      Paid or   Average      Yield     Paid or    Average      Yield       Paid or
                           Amount        or Rate     Earned    Amount      or Rate    Earned     Amount      or Rate      Earned

                          ----------------------------------------------------------------------------------------------------------
ASSETS                                                     (Amount in thousands, except yields and rates)
Interest-Earning Assets:
Loans...................     $225,244    8.88%        $20,006    $189,369    9.38%     $17,762    $153,501     9.70%        $14,896
Investments
    Taxable.  .   .  .  .      61,963    5.75%          3,564      54,030    6.01%       3,247      55,649     6.39%          3,555
    Tax-free.  .  .  .  .       4,476    4.60%            206       2,319    4.74%         110       2,643     4.01%            106
Funds sold.  .  .  .  .         7,770    5.03%            391       6,429    5.93%         381       4,032     6.35%            256
                             --------                 -------     -------              -------     --------                --------
     Total interest
       earning assets..       299,453    8.07%        $24,167     252,147    8.53%     $21,500     215,825     8.72%        $18,813
                             --------                 -------     -------              -------     -------                 --------
Cash and due from banks.       11,647                              11,270                           11,467
Premises and equipment..       10,717                              10,618                            9,568
Other .  .  .  .  .  .  .       5,812                               4,015                            3,820
Allowance for loan losses.     (3,096)                             (2,380)                          (1,844)
                             --------                            --------                         --------
     Total assets.  .  .     $324,533                            $275,670                         $238,836
                             ========                            ========                         ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-Bearing Liabilities:
Interest-bearing
 transaction accounts        $ 33,661    1.52%        $   513    $ 29,664    2.17%        $645     $26,324     2.38%          $ 626
 Savings, MMA .  .  .  .      109,751    4.55%          4,998      86,438    4.65%       4,017      74,835     4.67%          3,495
Time deposits .  .  .  .       83,573    5.35%          4,469      78,652    5.59%       4,400      74,810     5.50%          4,112
Federal Funds purchased/
 securities sold under
 repurchase agreements .       11,628    3.11%            362       5,798    3.50%         203       4,222     3.20%            135
Other borrowings.  .  .  .     10,898    5.86%            639        8,780   6.31%         554       4,389     6.02%            264
                             --------                --------     --------            --------    --------                 --------
Total interest-bearing
         liabilities.         249,511    4.40%         10,981      209,332   4.69%       9,819     184,580     4.68%          8,632
                             --------                --------     --------            --------    --------                 --------
Noninterest-bearing demand
 deposits.  .  .  .  .  .      42,426                               37,733                          34,916
Other liabilities.  .  .        3,138                                2,741                           1,299
Stockholders' equity.  .       29,458                               25,864                          18,041
                             --------                               ------                        --------
     Total Liabilities and
      equity.  .  .  .       $324,533                             $275,670                        $238,836
                             ========                             ========                        ========

Net interest spread.  .  . .             3.67%                               3.84%                             4.04%
Benefit of non-interest                  0.73%                               0.80%                             0.68%
 sources.  .  .  .  .
Net interest  margin/incom.  .  .        4.40%        $13,186                4.64%     $11,681                 4.72%        $10,181
                                                      =======                          =======                              =======

     Net interest income was $13.2 million for 1999, a 12.9% increase from 1998. Net interest income increased as a result of the growth in the volume of average earning assets. Earning assets averaged $299.5 million in 1999, an increase of 18.8% from the $252.1 million average in 1998. Average yields on earning assets declined to 8.07% in 1999, compared to 8.53% in 1998. The impact of competitive pressures in the pricing of loans and deposits along with a declining interest rate environment during the first half of 1999 contributed to the decrease.

     A key performance measure for net interest income is the "net interest margin", or net interest income divided by the average interest-earning assets. Unlike the "net interest spread", the net interest margin is affected by the level of non-interest sources of funding used to support earning assets. The Company's net interest margin decreased to 4.40% in 1999 from 4.64% in 1998. In 1997, the net interest margin was 4.72%. The net interest margin deteriorated as the average rate earned on assets decreased at a faster rate than the average rate paid on interest-bearing liabilities. The average rate on interest-earning assets decreased to 8.07% from 8.53% in 1998 while the average rate paid on interest-bearing liabilities decreased to 4.40% in 1999 from 4.69% in 1998. The high level of competition in the local market for both loans and deposits continues to influence the net interest margin. The net interest margin continues to be supported by an increasing amount of demand deposits which provide a non-interest source of funds and help prevent further deterioration in the net interest margin. The net interest spread measures the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing sources of funds. The net interest spread eliminates the impact of non-interest bearing funds and gives a direct perspective on the effect of market interest rate movements. As a result of changes in interest rates in 1999, the net interest spread decreased 17 basis points to 3.67% in 1999 from 3.84% in 1998. The 1998 net interest spread of 3.84% represented a decrease from the 1997 level of 4.04%.

     Changes in the net interest income from period to period result from increases or decreases in the volume of interest-earning assets and interest-bearing liabilities, increases in the average rates earned and paid on such assets and liabilities, the ability to manage the earning asset portfolio, and the availability of particular sources of funds, such as non-interest bearing deposits. The following table: "Analysis of Changes in Net Interest Income" indicates the changes in the Company's net interest income as a result of changes in volume and rate from 1998 to 1999, 1997 to 1998, and 1996 to 1997. The analysis of changes in net interest income included in the following table indicates that on an overall basis in 1999, the increase in the balances or volumes of interest-earning assets created a positive impact in net interest income that was partially offset by the decreases in interest rates. The increases in the balances or volume of the interest-bearing liability categories had a greater impact on the increase in interest expense than did the decrease in rates which would have reduced interest expense. The same was true of 1998 when the volumes of both interest-earning assets and interest-bearing liabilities had a greater impact on the net interest income than did any changes in the rates associated with both interest-earning assets and interest-bearing liabilities.

                  Analysis of Changes in Net Interest Income

                        Year Ended December 31, 1999     Year Ended December 31, 1998       Year Ended December 31, 1997

                             Compared with 1998                 Compared with 1997               Compared with 1996
                              Variances Due to                   Variances Due to                 Variances Due to
                    ----------------------------------  ----------------------------------  --------------------------------------
                    Volume     Rate     Rate/    Total    Volume   Rate     Rate/    Total   Volume   Rate       Rate/    Total
                                       Volume                              Volume                               Volume
                    ----------------------------------  ----------------------------------  --------------------------------------
                                                             (Amounts in thousands)
Interest income from interest-earning assets:

Loans.  .  .  .  .  $3,368    ($945)   ($179)    $2,244   $3,474   ($492)  ($116)    $2,866   $2,426   $   0     $  0     $2,426
Investments,
 taxable.  .........   478     (140)     (21)       317     (103)   (210)      5       (308)     750      13        4        767
Investments,
 tax-free.  .  .  .     98       (1)      (1)        96      (13)     17       0          4       47     (11)      (7)        29
Funds sold.  .  .       80      (58)     (12)        10      152     (17)    (10)       125      (96)     14       (4)       (86)
                    -----------------------------------  ----------------------------------  -------------------------------------
    Total            4,024  ($1,144)    (213)     2,667   $3,510   ($702)  ($121)     2,687   $3,127   $  16      ($7)    $3,136
                    -----------------------------------  ----------------------------------  -------------------------------------

Interest expense on interest- bearing liabilities:
Interest-bearing transaction
   accounts.....     $  87    ($193)    ($26)     ($132)  $   80    ($54)    ($7)    $   19   $  148    ($33)     ($9)    $  106
Savings and MMA.     1,089      (85)     (23)       981      541     (16)     (3)       522      841     162       56      1,059
Certificates and
 other time
 deposits.  .          272     (191)     (12)        69      215      69       4        288       43    (126)      (1)       (84)
Funds purchased /
 securities sold
 under repurchase
 agreements .  .  .    205      (23)     (23)       159       50      13       5         68      130     (10)     (29)        91
Other borrowings.      135      (40)     (10)        85      264      13      13        290      109     (14)      (8)        87
                    ------------------------------------  ---------------------------------  -------------------------------------
    Total           $1,788    ($532)    ($94)    $1,162   $1,150     $25     $12     $1,187   $1,271    ($21)    $  9     $1,259
                    ------------------------------------  ---------------------------------  -------------------------------------
Change in net interest income.  .  .  .          $1,505                              $1,500                               $1,877
                                              =========                            ========                          ===========

     The variances for each major category of interest-earning assets and interest-bearing liabilities are attributable to (a) changes in volume (changes in volume times old rate), (b) changes in rate (changes in rate times old volume) and (c) changes in rate/volume (changes in rate times the change in volume).

Non-Interest Income

     Non-interest income consists of revenues generated from a broad range of financial services and activities, including service charges on deposit accounts, fee-based services, and products where commissions are earned through sales of products such as real estate mortgages, retail investment services and other activities. In addition, gains or losses realized from the sale of investment portfolio securities are included in non-interest income. Non-interest income for 1999 was $5.1 million, an increase of $1.5 million or 41.5% from 1998. The increase is attributable to a $278,000 or 10.6% increase in service charges on deposit accounts over 1998 levels resulting from a higher volume of deposits and increases in the overall pricing of accounts. The gain on the sale of loans decreased $239,000 or 25.6% to $689,000 in 1999 from $928,000 in 1998. This decrease was the result of overall higher rates for residential mortgage loans and the significant reduction in refinance volumes once the rates reached historic lows and moved upward. The gains on the investment securities of $1,513,000 resulted from the sale and donation of investment equity securities. The Company sold 223,500 shares of common stock of Towne Services, Inc. and donated 125,000 shares of Towne Services, Inc. common stock to a qualified charitable foundation. The total gain on the sale and donation was $1,811,000. In the course of business over 1999, the Company also liquidated investment securities to fund loan growth and to reinvest in higher yielding investment securities. The Company incurred losses in the amount of $298,000 in the sale of investment securities for these purposes. In 1998, gains on the sale of investment securities totaled $33,000. The following table presents the principal components of non-interest income for the last three years:

                              Non-Interest Income

                                                             Year Ended
                                                            December 31,
                                          ----------------------------------------------
                                               1999             1998             1997
                                          ------------     ------------     ------------
                                                      (Amounts in thousands)

Service charges on deposit accounts.  .         $2,683           $2,508           $2,276
Gain on sale of loans...................           689              928              408
Investment securities gains (losses) .  .        1,513               33              (21)
Other.  .  .  .  .  .  .  .  .  .  .  .            263              169               51
                                          ------------     ------------     ------------
     Total non-interest income.  .  .  .        $5,148           $3,638           $2,714
                                          ============     ============     ============

Non-interest income as a percentage of
 total average assets                             1.59%            1.32%            1.14%

Non-interest income as a percentage of           17.56%           14.47%           12.61%
 total income


Non-Interest Expense

     Non-interest expense totaled $11.2 million in 1999, an increase of 12.7% from 1998 non-interest expense of $10.0 million. The increase was primarily the result of the Company's continued growth and expansion. However, included in the $11.2 million of non-interest expense is a $480,000 expense for the donation of 125,000 shares of common stock of Towne Services, Inc. to a charitable foundation. The increases in the salary and benefit expense reflect the increases in commissions paid in response to the growth in volumes of retail investment sales, as well as normal increases in salaries and benefits.

     The Company has improved its ability to monitor expenditures in all organizational units by implementing more specific cost accounting and reporting. The Company has completed implementation of a system to define the profitability of branch/departmental operations within its core banking business and is committed to developing these measurement processes at the product and account relationship levels. These systems will both monitor existing expenditures and control future expenditures as well as provide management data with which to make informed decisions in the overall operation of the Company. The implementation of these systems emphasizes that management is committed to a continuing emphasis on expense control. The following table presents the principal components of non-interest expense for the years ended December 31, 1999, 1998 and 1997.

                             Non-Interest Expense

                                                                  Year Ended December 31,
                                                           ---------------------------------------
                                                               1999         1998          1997
                                                           ----------    ----------    -----------
                                                                   (Amounts in thousands)
Salaries and employee benefits.............................  $ 6,049        $5,427       $4,596
Occupancy expense..........................................    1,647         1,655        1,480
Amortization of intangible assets..........................      123           123          284
Business development expense...............................      528           587          418
Communication expense......................................      335           371          304
Data processing expense....................................      684           550          457
Insurance expense..........................................       83            65           58
Legal and professional fees................................      183           217          255
Office supplies expense....................................      299           274          295
Charitable contribution  expense                                 480             0            0
Other......................................................      787           666          658
                                                           ---------  ------------
     Total non-interest expense............................  $11,226        $9,959       $8,808
                                                           =========  ============    =========

Non-interest expense as a percentage
   of total average assets.................................     3.46%         3.61%        3.69%

Operating efficiency ratio.................................    66.74%        65.15%       68.20%

     The Company's efficiency ratio (non-interest expense as a percentage of net interest income and non-interest income, excluding gains and losses on the sale of investments) deteriorated slightly to 66.7% in 1999. Excluding the charitable contribution expense of $480,000, the efficiency ratio would have improved to 63.9% and the Company would have continued its trend of improving the efficiency ratio over the last three years. In 1998, the efficiency ratio was 65.2% compared to 68.2% in 1997. This improvement has occurred even though the Company has incurred significant expense to expand its retail banking operations and add additional products and services.

Income Taxes

     Income tax expense increased $255,000 or 16.3% in 1999 from 1998, and increased $611,000 or 63.8% in 1998 from 1997.. The effective tax rate as a percentage of pre-tax income was 31.5% in 1999, 35.0% in 1998, and 28.9% in 1997. The decrease in the effective rate for 1999 resulted from the positive impact of the donation of Towne Services, Inc. common stock and the higher levels of state tax-exempt investment securities. The increase in effective tax rate for 1998 was due to increased state tax expense as the Company utilized all existing carryforwards of state tax credits. The tax rate for 1997 was lower than the statutory federal tax rate of 34% due to interest on tax-exempt securities, the utilization of state tax credit carryforwards and the decrease in the valuation allowance for deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.
Based upon the level of historical taxable income and projection of future taxable income over the periods which the temporary differences resulting in the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. In 1997, the Company reduced its valuation allowance for the deferred tax assets based on its assessment of the potential realization of the benefits of temporary differences.

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

     For significant problem loans, management's review consists of the evaluation of the financial condition and strengths of the borrower, cash flows available for debt repayment, the related collateral supporting the loan and the effects of known and expected economic conditions. When the evaluation reflects a greater than normal risk associated with the individual problem loan, management classifies the loan accordingly and allocates a portion of the allowance for loan losses for that loan based on the results of the evaluation described above plus the historical loss rates and regulatory guidance relating to classified loans. The table below indicates those allowances allocated for loans classified as problem loans and the allocated general alowance for all non-classified loans according to loan type determined through the Company's comprehensive loan methodology for the years indicated. The unallocated general allowance is based on management's evaluation at the balance sheet date of various conditions that are not directly measurable in determining the allocated allowance considering the recognized uncertainty in estimating loan losses. These conditions include, but are not limited to, changes in interest rates; trends in volumes, credit concentrations and terms of loans in the portfolio; national and local economic conditions; recent loss experience; and changes in lending policies and procedures. As reflected by the unallocated portion of the allowance, the adequacy of the Company's allowance for loan losses is evaluated on an overall portfolio basis. Because these allocations are based upon estimates and subjective judgment, it is not necessarily indicative of the specific amounts or loan categories in which loan losses may occur.

                  Allocation of the Allowance for Loan Losses

                             December 31,         December 31,         December 31,            December 31,          December 31,
                                1999                 1998                 1997                    1996                  1995
                        ---------------------  -------------------  -------------------  ---------------------  --------------------
                          Amount   Percent(1)   Amount  Percent(1)   Amount  Percent(1)     Amount  Percent(1)   Amount   Percent(1)
                                                                  (Amounts in thousands)
Balance at End of Period Applicable to:
   Commercial, financial,
     agricultural.......   $  766   18.39%      $  235   17.25%       $   78    17.48%        $  189    23.77%    $  257    17.31%
   Real
    estate-construction.      278   11.85%         144   11.66%            0    13.67%            30     8.01%       111    11.02%
   Real estate-mortgage.    1,202   46.74%       1,458   50.01%          931    52.54%           189    54.03%        85    57.56%
   Consumer loans to
     Individuals........      688   22.71%         365   20.56%          138    16.03%            37    14.19%        21    12.64%
   Lease financing......       10    0.31%           5    0.52%            0     0.29%             0       --          0       --
Unallocated.............      648     - -          508      --           950       --          1,023       --        861       --

                        ---------------------  -------------------  --------------------  --------------------  ------------------
Balance at Period End...   $3,592  100.00%      $2,715  100.00%       $2,097   100.01%        $1,468   100.00%    $1,335   100.00%


(1)  Percent of loans in each category to total loans


     Additions to the allowance for loan losses, which are expensed on the Company's income statement as the "provision for loan losses", are made periodically to maintain the allowance for loan losses at an appropriate level based upon management's evaluation of the potential risk in the loan portfolio.

     The Company's provision for loan losses in 1999 was $1,314,000, an increase of $439,000 (50.2%) over the 1998 provision of $875,000. The increase in the provision in 1999 was necessary to support the significant growth of the loan portfolio and the slightly upward trend in loan losses. The provision for loan losses charged to earnings in 1997 was $774,000.

     The following table provides details regarding loan losses and recoveries by loan category during the most recent five year period, as well as supplemental information relating to both net loan losses, the provision and the allowance for loan losses during each of the past five years. As the table indicates, net charge-offs for 1999 represented 0.19% of average loans outstanding, compared to 0.14% for 1998 and 0.09% for 1997. The Company's charge-off ratios continue to be below the average for the industry.

                                                                      Allowances for Loan Losses
                                                                              December 31,
                                           --------------------------------------------------------------------------------
                                               1999               1998            1997            1996           1995
                                                                         (Amounts in thousands)
Total loans outstanding at end of
 period, net of unearned income.  .              $239,032        $208,967        $172,431       $135,212        $120,427
                                           =================================================================================

Daily average amount of loans
 outstanding, net of unearned income.            $225,244        $189,369        $153,501       $128,592        $113,977
                                          ==================================================================================

Balance of allowance for loan losses
 at beginning of year.  .  .  .  .  .            $  2,715        $  2,097        $  1,468       $  1,335        $  1,275

Loan losses:
  Commercial, financial and
   agricultural.                                      112             119             112             77              93
  Real estate - construction.  .  .  .                  0               0               0              0               0
  Real estate - mortgage.  .  .  .  .                  41               0              37            171              54
  Consumer.  .  .  .  .  .  .  .  .  .                396             259             205            121              43
                                          -----------------------------------------------------------------------------------
     Total loan losses.  .  .  .  .  .                549             378             354            369             190
                                          -----------------------------------------------------------------------------------

Recoveries of previous loan losses:
  Commercial, financial and
   agricultural.                                       23              21              95              7              21
  Real estate - construction.  .  .  .                  0               0               0              0               0
  Real estate - mortgage.  .  .  .  .                   2               0              18              0               5
  Consumer.  .  .  .  .  .  .  .  .  .                 87             100              96             25              24
                                          -----------------------------------------------------------------------------------
     Total recoveries.  .  .  .  .  .                 112             121             209             32              50
                                          -----------------------------------------------------------------------------------

Net loan losses.  .  .  .  .  .  .  .                 437             257             145            337             140
                                          -----------------------------------------------------------------------------------
Provision for loan losses.  .  .  .  .              1,314             875             774            470             200
Balance of allowance for loan losses
 at end of period.  .  .  .  .  .  .             $  3,592        $  2,715        $  2,097       $  1,468        $  1,335
                                          ===================================================================================

Allowance for loan losses to period
 end loans.  .  .  .  .  .  .  .  .  .               1.50%           1.30%           1.22%          1.09%           1.11%
Net charge-offs to average loans.  .                 0.19%           0.14%           0.09%          0.26%           0.12%


     At December 31, 1999, the allowance for loan losses was 1.50% of outstanding loans, an increase from the 1.30% level at December 31, 1998. Management considers the increase appropriate based upon its analysis of the potential risk in the portfolio using the methods previously discussed. Management's judgment is based upon a number of assumptions about future events which are believed to be reasonable, but which may or may not prove correct. While it is the Company's policy to charge off in the current period the loans in which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to a particular loan or class of loans. Because these risks include present and forecasted economic conditions, management's judgment as to the adequacy of the allowance is necessarily approximate and imprecise. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance will not be required.

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

     Loans averaged $225.2 million in 1999 compared to $189.4 million in 1998 and $153.5 million in 1997. At December 31, 1999, loans totaled $239.0 million compared to $209.0 million in 1998, an increase of $30.0 million (14.4%). This compares to growth in 1998 of $36.6 million (21.2%), up from $172.4 million at December 31, 1997.

     The Company continues to experience significant increases in loan volumes and balances. The increases are attributable to a stable local economy, the Company's relatively small market share and the desire of a segment of the community to do business with a locally-owned and operated financial institution. Average loans as a percentage of average earning assets and average total assets was 75.2% and 69.4% respectively, in 1999. This compares to 75.1% of average earning assets and 68.7% of average total assets in 1998 and 71.1% and 64.7%, respectively, in 1997.

     The following table sets forth the composition of the Company's loan portfolio as of December 31 for the past five years. The Company's loan portfolio does not contain any concentrations of loans exceeding 10% of total loans which are not otherwise disclosed as a category of loans in this table. The Company has not invested in loans to finance highly-leveraged transactions ("HLT"), such as leveraged buy-out transactions, as defined by the Federal Reserve and other regulatory agencies. Loans made by a bank for re-capitalization or acquisitions (including acquisitions by management or employees) which result in a material change in the borrower's financial structure to a highly-leveraged condition are considered HLT loans. The Company had no foreign loans or loans to lesser-developed countries as of December 31, 1999.

                                                         Loan Portfolio Composition
                                                               At December 31,
                         1999                   1998                   1997                   1996                   1995
                 Amount          %       Amount        %        Amount        %        Amount        %        Amount        %
              --------------------------------------------------------------------------------------------------------------------
                                                 (Amount in thousands, except percentages)
Commercial
 Financial and
 agricultural.      $ 43,959     18.39%  $ 36,055     17.25%    $ 30,135     17.48%    $ 32,141     23.77%    $ 22,614     18.78%
              --------------  ---------  --------  ---------  ----------  ---------  ----------  ---------  -----------  ---------
Real Estate
 Commercial.        $ 73,420     30.72%  $ 67,168     32.14%    $ 58,518     33.94%    $ 48,422     35.81%    $ 43,649     36.24%
 Residential.         37,626     15.74%    34,939     16.72%      30,513     17.70%      24,156     17.87%      25,260     20.98%
 Residential
 held for
 sale.  .  .             668      0.28%     2,380      1.14%       1,548      0.90%         477      0.35%         404      0.34%
 Construction and
 Development          28,324     11.85%    24,373     11.66%      23,567     13.67%      10,829      8.01%      13,273     11.02%
              --------------  ---------  --------  ---------  ----------  ---------  ----------  ---------  -----------  ---------
 Total real
 estate (1).         140,038     58.59%   128,860     61.67%     114,146     66.20%      83,884     62.04%      82,586     68.58%
              --------------  ---------  --------  ---------  ----------  ---------  ----------  ---------  -----------  ---------
Lease
 financing.              735      0.31%     1,084      0.52%         502      0.29%           0      0.00%           0      0.00%
Consumer
 Direct.  .           16,714      6.99%    14,082      6.74%      12,819      7.43%      11,998      8.87%      10,874      9.03%
 Indirect.  .         24,976     10.45%    15,555      7.44%       2,300      1.33%           0      0.00%           0      0.00%
 Home equity.         12,129      5.07%    10,145      4.85%       9,557      5.54%       5,580      4.13%       2,928      2.43%
 Revolving (2).          481      0.20%     3,186      1.52%       2,972      1.72%       1,609      1.19%       1,425      1.18%
              --------------  ---------  --------  ---------  ----------  ---------  ----------  ---------  -----------  ---------
 Total                54,300     22.72%    42,968     20.56%      27,648     16.03%      19,187     14.19%      15,227     12.64%
 consumer.  .
              --------------  ---------  --------  ---------  ----------  ---------  ----------  ---------  -----------  ---------
 Total.  .  .       $239,032    100.00%  $208,967    100.00%    $172,431    100.00%    $135,212    100.00%    $120,427    100.00%
              ==============  =========  ========  =========  ==========  =========  ==========  =========  ===========   ========


(1) Excluding home equity lines that, while secured by real estate and reported elsewhere herein as real estate loans, are included under the consumer loan category in this table.

(2) Includes credit cards and other revolving consumer lines, excluding home equity lines.


Loans may be periodically renewed with principal reductions and appropriate interest rate adjustments. Loan maturities as of December 31, 1999 are set forth in the following table based upon contractual terms. Actual cash flows may differ as borrowers have the right to prepay without prepayment penalties.

                             Loan Maturity Schedule
                              At December 31, 1999

                                                                                One to      After
                                                                    Within       Five        Five
($ in thousands)                                                   One Year     Years       Years      Total
--------------------------------------------------------------------------------------------------------------
Commercial, financial and agricultural                              $19,663     $ 19,772     $ 5,259  $ 44,694
Real Estate
   Construction and development                                      26,420        1,904           0    28,324
   Mortgage                                                          23,188       62,424      26,102   111,714
Consumer                                                              3,638       37,394      13,268    54,300
--------------------------------------------------------------------------------------------------------------
Total loans                                                         $72,909     $121,494     $44,629  $239,032
==============================================================================================================

     The following table presents an interest rate sensitivity analysis of the Company's loan portfolio at December 31, 1999. The loans outstanding are shown in the time period where they are first subject to repricing.

               Sensitivity of Loans to Changes in Interest Rates
                              At December 31, 1999

                                                                   One to Five   After Five
                                                         Within
($ in thousands)                                        One year      Years        Years      Total
----------------------------------------------------------------------------------------------------

Loans maturing with:
   Predetermined interest rates                         $ 67,279      $72,242     $11,665  $151,186
   Floating or adjustable interest rates                  82,410        3,812       1,624    87,846
----------------------------------------------------------------------------------------------------
Total loans                                             $149,689      $76,054     $13,289  $239,032
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

     If non-accruing loans had been accruing interest under their original terms, approximately $27,000 in 1999, $43,000 in 1998 and $8,000 in 1997 would have been recognized as earnings.

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

     Non-performing loans are defined as non-accrual and renegotiated loans. When real estate acquired by foreclosure and held for sale is included with non-performing loans, the result is non-performing assets. The following table, "Non-Performing Assets", presents information on these assets and loans past due 90 days or more and still accruing interest as of December 31, for the past five years. Non-performing assets were $1.2 million at December 31, 1999 or 0.50% of total loans and real estate acquired by foreclosure. This compares to $2.9 million or 1.40% of total loans and real estate acquired by foreclosure at December 31, 1998. At December 31, 1999, all nonaccrual loans were secured.

     Two credits totaling $958,000 are included in the non-accrual loan balance at December 31, 1999. These loans are secured by real estate collateral and other collateral, as well as the personal guaranties of the principals. Due to the superior lien position of the Company, management feels there is minimum risk of loss, although there is no assurance of this assessment until the normal repayment and collection process is completed. Total allowance for these impaired loans of $170,000 is included in the Table on page 29 titled "Allocation of the Allowance for Loan Losses" under the heading Real estate-mortgage.

     The decrease in non-performing loans during 1999 reflects the resolution of a major credit in the amount of $1.1 million at the end of the fourth quarter. No portion of that credit remains in the loan portfolio. The overall reduction in the remaining non-performing loans reflects the resolution of several prior "problem loans" through the disposition of other real estate owned and management's continuing focused emphasis on asset quality. At December 31, 1999, loans past due 90 days or more and still accruing interest totaled $27,000, a decrease from $44,000 in 1998 and an increase from $15,000 at the end of 1997. Management believes the Company will receive full payment of principal and accrued interest on these loans because of the Company's collateral position and other factors, despite their past due status.

                                                                         Non-Performing Assets
                                                                       At Year Ended December 31,
                                      --------------------------------------------------------------------------------------------
                                            1999                 1998                1997               1996               1995
                                      --------------      ---------------       -----------        ------------      -------------
                                                               (Amounts in thousands, except percentages)

Non-accrual loans.  .  .  .  .  .  .         $ 1,190               $2,925            $2,092              $1,747            $   786
Restructured loans.  .  .  .  .  .  .              0                    0                 0                   0                  0
Other real estate owned.  .  .  .  .              17                    0               275                 150                 75
                                      --------------      ---------------       -----------        ------------      -------------
     Total nonperforming assets.  .          $ 1,207               $2,925            $2,367              $1,897            $   861
                                      ==============      ===============       ===========        ============      =============

Loans past due 90 days or more and
 still accruing interest.  .  .  .  .        $    27               $   44            $   15              $  131            $   279
                                      ==============      ===============       ===========        ============      =============

Allowance for loan losses to period
 end total loans.  .  .  .  .  .  .             1.50%                1.30%             1.22%               1.09%              1.11%
Allowance for loan losses to period
 end nonperforming assets .  .  .  .          297.60%               92.82%            88.59%              77.38%            155.05%
Net charge-offs to average loans.  .            0.19%                0.14%             0.09%               0.26%              0.12%
Nonperforming assets to period end
 loans.  .  .  .  .  .  .  .  .  .  .           0.50%                1.40%             1.37%               1.40%              0.72%
Nonperforming assets to period end
 loans and foreclosed property.  .  .           0.50%                1.40%             1.37%               1.40%              0.72%


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

Investment Securities

     The Company's investment securities portfolio increased 6.7% or $4.2 million to $67.3 million at year-end 1999 from 1998. The Company maintains an investment strategy of seeking portfolio yields within acceptable risk levels, as well as providing liquidity. The Company maintains two classifications of investments: "Held to Maturity" and "Available for Sale." "Available for Sale" securities are carried at fair market value with related unrealized gains or losses included in stockholders' equity as accumulated other comprehensive income, whereas the "Held to Maturity" securities are carried at amortized cost. As a consequence, with a higher percentage of securities being placed in the "Available for Sale" category, the Company's stockholders' equity is more volatile than it would be if a larger percentage of investment securities were placed in the "Held to Maturity" category. Although equity is more volatile, management has discretion, with respect to the "Available for Sale" securities, to proactively adjust to favorable market conditions in order to provide liquidity and realize gains on the sales of securities. The changes in values in the investment securities portfolio are not taken into account in determining regulatory capital requirements. As of December 31, 1999, except for the U.S. Government and its agencies, there was no issuer who represented 10% or more of stockholders' equity within the investment portfolio. The following table presents the amortized cost and fair values of investment securities held by the Company at December 31, 1999, 1998, and 1997:

                             Investment Securities



                                                                        As of December 31,
             -----------------------------------------------------------------------------------------------------------------------
                               1999                                       1998                                   1997
             -----------------------------------------------------------------------------------------------------------------------

                                      Un-                                    Un-    Estimated             Un-      Un-
Available-    Amortized Unrealized realized Estimated Amortized Unrealized realized   Fair    Amortized realized realized  Estimated
for-sale        Cost      Gain      Losses  Fair Value  Cost       Gain     Losses    Value      Cost     Gain   Losses   Fair Value
------------------------------------------------------------------------------------------------------------------------------------
                                                                (Amounts in Thousands)
U.S.          $ 2,493    $  2        ($7)    $ 2,488    $ 2,985  $   69       $    0   $ 3,054   $ 4,461   $ 52    $  0    $ 4,513
Treasuries
U.S.
Government
Agencies       31,412       3       (937)     30,478     23,533     294          (17)   23,810    21,839    128     (76)    21,891

Mortgage-backed
securities     19,024       1       (341)     18,684     15,563     126          (16)   15,673    14,240    103      (4)    14,339

REMICs          6,321       0       (208)      6,104     12,440      21         (293)   12,168     8,487     12    (153)     8,346

Corporate
Bonds             540       0         (7)        533
------------------------------------------------------------------------------------------------------------------------------------
Equity
securities      1,640     127          0       1,767      1,487   2,728            0     4,215     1,339      0       0      1,339
------------------------------------------------------------------------------------------------------------------------------------

Total         $61,421    $133    ($1,500)    $60,054    $56,008  $3,238        ($326)  $58,920   $50,366   $295   ($233)   $50,428
====================================================================================================================================


                               1999                                       1998                                   1997
             -----------------------------------------------------------------------------------------------------------------------
                                      Un-                                    Un-    Estimated             Un-      Un-
Held-to       Amortized Unrealized realized Estimated Amortized Unrealized realized   Fair    Amortized realized realized  Estimated
maturity        Cost      Gain      Losses  Fair Value  Cost       Gain     Losses    Value      Cost     Gain   Losses   Fair Value
------------------------------------------------------------------------------------------------------------------------------------

Obligations of
states and
political sub-
divisions     $ 6,691    $ 15     ($185)    $ 6,521    $ 3,386   $  111       $    0   $ 3,497   $ 2,860   $ 42     ($2)    $ 2,900

REMICs            591       0       (10)        581        789       12            0       801     1,032     16       0       1,048
------------------------------------------------------------------------------------------------------------------------------------

Total         $ 7,282    $ 15     ($195)    $ 7,102    $ 4,175   $  123       $    0   $ 4,298   $ 3,892   $ 58     ($2)    $ 3,948
====================================================================================================================================


     The following table represents maturities and weighted average yields of securities at December 31, 1999 and 1998. Yields are based on the amortized cost of securities. Maturities are based on the contractual maturities. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                      Maturity Distribution and Yields of
                             Investment Securities

                                          December 31, 1999             December 31, 1998
                                         Amortized Cost Yield         Amortized Cost Yield
                                       ------------------------    ---------------------------
Securities Available for Sale
U.S. Treasury
   One year or less...................    $ 1,494,620     6.20%      $   498,607      6.45%
   Over one through five years........        998,452     5.51%        2,486,214      5.93%
                                      -------------------------------------------------------
      Total U. S. Treasury............    $ 2,493,072     5.92%      $ 2,984,821      6.02%
                                      -------------------------------------------------------

U.S. Government Agencies
   One year or less...................    $   498,667     6.50%      $         0      0.00%
   Over one through five years........     25,354,859     5.94%       23,709,745      6.03%
   Over five through ten years(1).....     13,727,616     6.10%        8,939,904      6.07%
   Over ten years(2)..................     17,167,137     6.28%       18,886,626      5.54%
                                      -------------------------------------------------------
      Total U. S. Government Agencies.    $56,748,279     6.09%      $51,536,276      5.85%
                                      -------------------------------------------------------

Corporate Bonds
                                      ---------------    -----      ------------      -------
   Over one through five years........    $   539,739     6.90%      $         0      0.00%
                                      ---------------    -----      ------------      -------
Total Securities Available for Sale...    $59,781,091     6.09       $54,521,097      5.87%
                                      -------------------------------------------------------

Securities Held to Maturity
U.S. Government Agencies
   One year or less...................              0     0.00%                0      0.00%
   Over one through five years........        590,666     6.97%          660,748      6.97%
   Over five through ten years........              0     0.00%                0      0.00%
   Over ten years.....................              0     0.00%          128,078      7.74%
                                      ---------------               ------------      -------
      Total U. S. Government Agencies.    $   590,666     6.97%          788,826      7.10%
                                      -------------------------------------------------------

Municipal Securities(3)
   One year or less...................        120,000     9.50%          115,000      6.30%
   Over one through five years........      2,520,528     6.03%          781,045      6.85%
   Over five through ten years........      1,116,231     5.84%        1,301,501      5.84%
   Over ten years.....................      2,934,318     7.22%        1,188,397      7.14%
                                      ---------------               ------------      -------
      Total Municipal Securities......    $ 6,691,077     6.58%      $ 3,385,943      6.64%
                                      -------------------------------------------------------
Total Securities Held to Maturity.....    $ 7,281,743     6.61%      $ 4,174,769      6.73%
                                      -------------------------------------------------------
Total Investment Securities...........    $67,062,834     6.15%      $58,695,866      5.93%
                                      =======================================================


(1) Includes $0 and $500,755 in adjustable-rate mortgage-backed securities for 1999 and 1998, respectively.
(2) Includes $10,465,286 and $14,899,786 in adjustable-rate mortgage-backed securities for 1999 and 1998, respectively.
(3) Tax-equivalent yield

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

     The measurement of the Company's interest rate sensitivity is one of the primary techniques employed by the Company in asset/liability management. The dollar difference between assets and liabilities which are subject to interest rate repricing within a given time period, including both floating rate or adjustable instruments and instruments which are approaching maturity determine the interest sensitivity gap.

     The Company manages its sensitivity to interest rate movements by adjusting the maturity of, and establishing rates on, the interest-earning asset portfolio and interest-bearing liabilities in line with management's expectations relative to market interest rates. The Company would generally benefit from increasing market interest rates when the balance sheet is asset sensitive and would benefit from decreasing market rates when it is liability sensitive. At December 31, 1999, the Company's interest rate sensitivity position was liability sensitive within the one-year horizon.

     The following table "Interest Sensitivity Analysis" details the interest rate sensitivity of the Company at December 31, 1999. The principal balances of the various interest-earning and interest-bearing balance sheet instruments are shown in the time period where they are first subject to repricing, whether as a result of floating or adjustable rate contracts or contractual maturity. In the one-year time period, the pricing mismatch on a cumulative basis was liability sensitive $59.0 million or 18.76% of total earning assets. Management has procedures in place to carefully monitor the Company's interest rate sensitivity as the rate environment changes. It should also be noted that all interest rates do not adjust at the same velocity. As an example, the majority of the savings category listed below is priced on an adjustable basis that is sixty percent of Prime Rate. Therefore, as the Prime Rate adjusts 100 basis points, the rate on this liability only adjusts 60 basis points.

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

                         Interest Sensitivity Analysis
                             At December 31, 1999

                                             After         After Six
                               Within        Three          Through                       One Year
                                Three       Through         Twelve         Within One      Through         Over Five
                               Months      Six Months       Months            Year        Five Years         Years         Total
                           ------------   -------------   -------------   -------------  -------------  ---------------  -----------
                                                             (Amounts in thousands, except ratios)
Interest-Earning Assets:
Loans.  .  .  .  .  .  .   $  97,791        $  21,962     $  29,936        $ 149,689      $ 76,054       $  13,289        $239,032
Investment securities,         2,549            1,404         8,509           12,462        27,035          19,614          59,111
 taxable.  .
Investment securities,             0                0           120              120         2,288           4,050           6,458
 tax-free
Federal Funds sold.  .  .      9,830              - -           - -            9,830           - -             - -           9,830
                           ---------    -------------    ----------    -------------    ----------    ------------    ------------
     Total
      interest-earning
      assets. . . . . . .  $ 110,170        $  23,366     $  38,565        $ 172,101      $105,377       $  36,953        $314,431
                           =========    =============    ==========    =============    ==========    ============    ============

Interest-Bearing
 Liabilities:
Money market accounts.  .  $   8,805        $     - -     $     - -            8,805      $  2,935       $   2,935        $ 14,675
Savings deposits.  .  .  .    89,683              228           455           90,366         3,644             - -          94,010
NOW accounts.  .  .  .  .     20,796              - -           - -           20,796         6,932           6,932          34,660
Time deposits.  .  .  .  .    26,508            9,183        48,088           83,779        12,672             154          96,605
Federal funds
 purchased/securities sold
 under repurchase
 ageements .  .  .  .  .      11,331                0             0           11,331             0               0          11,331


Federal Home Loan Bank
 advances.  .  .  .  .  .          0           10,000         5,000           15,000             0               0          15,000

Notes and bonds payable.       1,000                0             0            1,000             0               0           1,000
                           ---------    -------------    ----------    -------------    ----------    ------------    ------------
    Total interest-bearing
    liabilities.           $ 158,123        $  19,411     $  53,543        $ 231,077      $ 26,183       $  10,021        $267,281
                           =========    =============    ==========    =============    ==========    ============    ============

Interest-free funds.  .  .         0                0             0                0             0          47,150          47,150
                           ---------    -------------    ----------    -------------    ----------    ------------    ------------
Funds supporting
 interest-earning assets.  $ 158,123        $  19,411     $  53,543        $ 231,077      $ 26,183       $  57,171        $314,431
                           =========    =============    ==========    =============    ==========    ============    ============

Period gap.  .  .  .  .  .  ($47,953)         ($3,955)     ($14,978)        ($58,976)     $ 79,194        ($20,218)              -
Cumulative gap.  .  .  .    ($47,953)        ($43,998)     ($58,976)        ($58,976)     $ 20,218               -               -
Ratio of cumulative gap to
 total interest-earning
 assets....................   -15.25%          -13.99%       -18.76%          -18.76%         6.43%              -               -


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

     Average liquid assets (cash and amounts due from banks, federal funds sold, investment securities and other short term investments) were maintained at 29.4% of average deposits in 1999 compared to 31.8% in 1998 and 35.0% in 1997.

Deposits

     The Company's average deposits, short-term borrowings and other borrowings increased $44.8 million or 18.1% from 1998 to 1999. Average interest-bearing liabilities increased $40.2 million or 19.2% while average non-interest bearing deposits increased $4.6 million or 12.5%. Average deposits and borrowings increased $27.6 million or 12.6% from 1997 to 1998. Average interest-bearing liabilities increased $24.8 million or 13.4% from 1997 to 1998, while average non-interest bearing deposits increased $2.8 million or 8.1% during the same period. The majority of the growth in deposits since 1997 reflects the Company's strategy of consistently emphasizing deposit growth, as deposits are the primary source of funding for balance sheet growth. Borrowed funds consist of short-term borrowings, primarily federal funds purchased, securities sold under agreements to repurchase with the Bank's commercial customers, and borrowings from the Federal Home Loan Bank. The following table presents the average amount outstanding and the average rate paid on deposits and borrowings by the Company for the years 1999, 1998 and 1997:

             Average Deposit and Other Borrowing Balances and Rates

                                                                       Year ended December 31,
                                                1999                             1998                            1997
                                   ----------------------------     ---------------------------     -----------------------------
                                       Average         Average         Average         Average         Average          Average
                                       Amount            Rate           Amount           Rate           Amount            Rate
---------------------------------------------------------------     ---------------------------     -----------------------------
                                                             (Amounts in thousands, except percentages)
Non-interest bearing demand
    deposits                            $ 42,426           0.00%        $ 37,733           0.00%        $ 34,916            0.00%
Interest-bearing liabilities:
   Transaction accounts                   33,661           1.52%          29,664           2.17%          26,324            2.38%
   Savings, MMA                          109,751           4.55%          86,438           4.65%          74,835            4.67%
   Time deposits                          83,573           5.35%          78,652           5.59%          74,810            5.50%
   Funds purchased/ securities            11,628           3.11%           5,798           3.50%           4,222            3.20%
    repurchase agreements
  Other borrowings                        10,898           5.86%           8,780           6.31%           4,389            6.02%
---------------------------------------------------------------------------------------------------------------------------------
       Total interest-bearing
        liabilities                     $249,511           4.40%        $209,332           4.69%        $184,580            4.68%
=================================================================================================================================
Total non-interest & interest bearing
    liabilities                         $291,937                        $247,065                        $219,496

     The following table presents the maturities of the Company's time deposits over $100,000 and other time deposits at December 31, 1999:

                          Maturities of Time Deposits

                                             Time Deposits               Other Time
                                             over $100,000                Deposits                Total
---------------------------------------------------------------------------------------------------------
Months to Maturity
   Within 3 months                                  $18,539                  $ 7,969              $26,508
   After 3 through 6 months                           3,965                    5,218                9,183
   After 6 through 12 months                         20,194                   27,894               48,088
                                       ------------------------------------------------------------------
    Within one year                                  42,698                   41,081               83,779
   After 12 months                                    2,757                   10,069               12,825
                                       ------------------------------------------------------------------

        Total                                       $45,455                  $51,150              $96,605
                                       ==================================================================

     This table indicates that the majority of time deposits, regardless of size, have a maturity of less than twelve months. This is reflective of both the Company's market and recent interest rate environments. Large time deposit customers tend to be extremely rate sensitive, making these deposits a volatile source of funding for liquidity planning purposes. However, dependent upon pricing, these deposits are virtually always available in the Company's market.

Capital

     Total stockholders' equity was $29.8 million at December 31, 1999, increasing $1.2 million or 4.2% from the previous year. The increase was the combination of earnings in the amount of $4.0 million and a decrease in accumulated other comprehensive income of $2.8 million. The decrease in accumulated other comprehensive income represents unrealized losses in the investment portfolio and the recognition of the 1998 unrealized gain on the equity investment in Towne Services, Inc. In 1996 and 1997, the Company made equity investments totaling $150,000 in Towne Services, Inc. These investments were for the purpose of providing capital to acquire and implement a processing system for equipment and vehicle leasing. Towne Services, Inc. also provided processing services for an automated asset management (accounts receivable) system. Until the initial public offering of Towne Services, Inc. in July 1998, no public market existed for the stock.

     During the third quarter of 1999, the Company sold 223,500 shares and donated an additional 125,000 shares of Towne Services, Inc. common stock to a charitable foundation. The gain recognized on the sale and donation of Towne Services, Inc. stock was $1,811,000. At December 31, 1999, the Company owned 34,900 shares of the Towne Services, Inc. common stock with a market value of $139,600. The sale of equity securities represents a non-recurring transaction and the donation represents a non-recurring tax-deduction, each of which provided a positive impact on the financial performance of the Company in 1999.

     The Company's average equity to average total assets was 9.08% in 1999 compared to 9.38% in 1998 and 7.55% in 1997. The decrease in 1999 reflects the overall growth of the Company whereas the increase in 1998 resulted from the additional capital of $4.9 million raised from a stock offering of 278,000 shares of Company common stock completed October 31, 1997. Capital is considered to be very adequate to meet present operating needs and anticipated future operating requirements. Management is not aware of any trends, events or uncertainties that are reasonably likely to have a material effect on the Company's capital resources or operations. The following table presents the return on equity and assets for the years 1999, 1998 and 1997.


                                      Return on Equity and Assets

                                                  1999                   1998                     1997
                                                  ----                    ----                    ----
Return on average total assets                    1.22%                   1.06%                   0.99%

Return on average equity                         13.48%                  11.27%                  13.05%

Average equity to average                         9.08%                   9.38%                   7.55%
assets ratio


     At December 31, 1999, the Company was well above the minimum capital ratios required under the regulatory risk-based capital guidelines. The following table presents the capital ratios for the Company and the Bank.

                              Analysis of Capital

                                   Required                     Actual                         Excess
-------------------------------------------------------------------------------------------------------------------
                                    Amount         %            Amount          %              Amount          %
-------------------------------------------------------------------------------------------------------------------
                                                (Amounts in thousands, except percentages)
Georgia Bank Financial Corporation
     12/31/99
Risk-based capital:
   Tier 1 capital                   $10,585      4.00%          $30,212        11.42%          $19,627         7.42%
   Total capital                     21,171      8.00%           33,579        12.69%           12,408         4.69%
Tier 1 leverage ratio                13,565      4.00%           30,212         8.91%           16,647         4.91%
     12/31/98
Risk-based capital
   Tier 1 capital                   $ 9,140      4.00%          $26,120        11.43%          $16,980         7.43%
   Total capital                     18,280      8.00%           30,062        13.16%           11,782         5.16%
Tier 1 leverage ratio                11,701      4.00%           26,120         8.93%           14,419         4.93%

Georgia Bank & Trust Company
     12/31/99
Risk-based capital:
   Tier 1 capital                   $10,491      4.00%          $27,894        10.63%          $17,403         6.63%
   Total capital                     20,983      8.00%           31,176        11.89%           10,193         3.89%
Tier 1 leverage ratio                13,488      4.00%           27,894         8.27%           14,406         4.27%
     12/31/98
Risk-based capital
   Tier 1 capital                   $ 9,060      4.00%          $24,598        10.86%          $15,538         6.86%
   Total capital                     18,119      8.00%           27,668        12.22%            9,549         4.22%
Tier 1 leverage ratio                11,599      4.00%           24,598         8.48%           12,999         4.48%


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

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No.
133). SFAS No. 133 is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. SFAS No. 133, as amended, is now effective for all fiscal quartes of all fiscal years beginning after June 15, 2000. The Company does not believe the provisions of SFAS No. 133 will have a significant impact on the financial statements upon adoption.

Year 2000 Issue

     The Company had recognized the scope and potential problems that required a comprehensive Year 2000 compliance program. The Company had adopted a plan of action and over a period of three years implemented the plan to assure minimal disruptions to its various activities and operations that could be experienced as a result of the century date rollover. Due to this high level of preparedness, the Company experienced no disruptions at December 31, 1999.

     The Company budgeted expenses of approximately $450,000 to modify its information systems appropriately to accurately process information for the Year 2000 and beyond. In 1999, the Company incurred costs of approximately $106,000 related to systems testing, review and testing of contingency plans and implementation of a communications plan for customers, shareholders and the general public. In 1998, the Company incurred costs of $332,000 for the replacement of non-compliant hardware and software. Where appropriate, certain costs for replacement systems were recorded as assets and amortized, while other ongoing costs were expensed as incurred.

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

Item 7: Financial Statements

        The consolidated financial statements of the Company as of December 31, 1999 and 1998 and for each of the years in the three-year period ended December 31, 1999, are set forth on the following pages.

                                                                            Page

Independent Auditors' Report                                                43

Consolidated Balance Sheets                                                 44

Consolidated Statements of Income                                           46

Consolidated Statements of Stockholders' Equity and Comprehensive Income    47

Consolidated Statements of Cash Flows                                       48

Notes to Consolidated Financial Statements                                  50

                          Independent Auditors' Report


The Board of Directors
Georgia Bank Financial Corporation:


We have audited the accompanying consolidated balance sheets of Georgia Bank Financial Corporation and subsidiary (the "Bank") as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Georgia Bank Financial Corporation and subsidiary as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.



KPMG LLP


Atlanta, Georgia
January 7, 2000

                                             GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                                                        Consolidated Balance Sheets
                                                         December 31, 1999 and 1998

                               Assets                                               1999                  1998
                                                                              -----------------    -----------------
Cash and due from banks (note 2)                                            $        13,642,007            7,546,911
Federal funds sold                                                                    9,830,000            2,370,000
                                                                              -----------------    -----------------
            Cash and cash equivalents                                                23,472,007            9,916,911
                                                                              -----------------    -----------------
Investment securities (note 3):
    Available-for-sale                                                               60,054,449           58,919,609
    Held-to-maturity, at cost (fair values of $7,102,288
      and $4,298,350 at December 31, 1999 and 1998,
      respectively)                                                                   7,281,743            4,174,769

Loans (note 4)                                                                      239,031,667          208,967,142

    Less allowance for loan losses                                                    3,591,613            2,714,638
                                                                              -----------------    -----------------
                 Loans, net                                                         235,440,054          206,252,504
                                                                              -----------------    -----------------
Premises and equipment, net (note 5)                                                 10,481,160           11,025,425

Accrued interest receivable                                                           2,792,978            2,111,933
Intangible assets, net (note 6)                                                         492,806              615,891
Other assets                                                                          2,085,912            2,414,738





                                                                              -----------------    -----------------
                                                                            $       342,101,109          295,431,780

                                                                              =================    =================

See accompanying notes to consolidated financial statements.

                             Liabilities and Stockholders' Equity                        1999                 1998
                                                                                    ----------------     ----------------
Deposits:
   Noninterest bearing                                                          $       43,171,186           40,718,719
   Interest-bearing:
     NOW accounts                                                                       34,659,905           35,892,756
     Savings                                                                            94,010,408           80,541,816
     Money management accounts                                                          14,674,717           15,546,821
     Time deposits over $100,000                                                        45,454,055           34,229,532
     Other time deposits                                                                51,150,474           44,575,842
                                                                                   ----------------     ----------------
                                                                                       283,120,745          251,505,486
Securities sold under repurchase agreements (note 8)                                    11,331,388            2,714,257

Advances from Federal Home Loan Bank (note 8)                                           15,000,000            9,000,000
Other borrowed funds (note 8)                                                            1,000,000              900,000
Accrued interest and other liabilities                                                   1,832,245            2,684,965
                                                                                  ----------------     ----------------
                 Total liabilities                                                     312,284,378          266,804,708
                                                                                  ----------------     ----------------
Stockholders' equity (notes 11 and 14):

   Common stock, $3.00 par value; 10,000,000
     shares authorized; shares issued and outstanding
     of 2,093,152 and 1,820,368 in 1999 and 1998, respectively                           6,279,456            5,461,104
   Additional paid-in capital                                                           21,259,955           14,440,355
   Retained earnings                                                                     3,166,195            6,834,639
   Accumulated other comprehensive (loss) income                                          (888,875)           1,890,974
                                                                                  ----------------     ----------------
                 Total stockholders' equity                                             29,816,731           28,627,072
Commitments (note 7)
                                                                                  ----------------     ----------------
                                                                                $      342,101,109          295,431,780
                                                                                  ================     ================

                                              GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                                                      Consolidated Statements of Income
                                                Years ended December 31, 1999, 1998, and 1997
                                                                          1999               1998               1997
                                                                    ----------------   ----------------   ----------------
Interest income:
   Loans, including fees                                           $      20,005,516         17,762,188         14,896,322
   Investment securities:
      Taxable                                                              3,564,183          3,247,066          3,555,470
      Tax-exempt                                                             205,987            110,100            105,739
   Federal funds sold                                                        390,982            380,851            255,677
                                                                    ----------------   ----------------   ----------------
               Total interest income                                      24,166,668         21,500,205         18,813,208
                                                                    ----------------   ----------------   ----------------
Interest expense:
   Deposits (including interest on time deposits over
     $100,000 of $2,077,806, $2,054,299, and
     $1,901,076 in 1999, 1998, and 1997,
     respectively )                                                        9,979,773          9,062,585          8,232,985
   Federal funds purchased and securities sold
     under repurchase agreements                                             362,671            203,280            134,998
   Other borrowings                                                          638,705            553,505            263,947
                                                                    ----------------   ----------------   ----------------
               Total interest expense                                     10,981,149          9,819,370          8,631,930
                                                                    ----------------   ----------------   ----------------
               Net interest income                                        13,185,519         11,680,835         10,181,278

Provision for loan losses (note 4)                                         1,314,000            875,000            774,012
                                                                    ----------------   ----------------   ----------------
               Net interest income after provision
                  for loan losses                                         11,871,519         10,805,835          9,407,266
                                                                    ----------------   ----------------   ----------------
Noninterest income:
   Service charges and fees on deposits                                    2,683,545          2,507,649          2,276,232
   Gain on sale of loans                                                     689,081            928,383            407,579
   Investment securities gains (losses), net (note 3)                      1,512,759             33,001            (20,616)
   Miscellaneous income                                                      262,589            168,889             51,389
                                                                    ----------------   ----------------   ----------------
               Total noninterest income                                    5,147,974          3,637,922          2,714,584
                                                                    ----------------   ----------------   ----------------
Noninterest expense:
   Salaries                                                                4,604,148          4,286,770          3,719,315
   Employee benefits                                                       1,444,933          1,139,794            876,303
   Occupancy expenses                                                      1,647,071          1,655,242          1,480,404
   Other operating expenses (note 13)                                      3,529,782          2,877,567          2,732,415
                                                                    ----------------   ----------------   ----------------
               Total noninterest expense                                  11,225,934          9,959,373          8,808,437
                                                                    ----------------   ----------------   ----------------
               Income before income taxes                                  5,793,559          4,484,384          3,313,413
Income tax expense (note 9)                                                1,824,051          1,569,000            958,488
                                                                    ----------------   ----------------   ----------------
               Net income                                          $       3,969,508          2,915,384          2,354,925
                                                                    ================   ================   ================
Basic income per share                                             $            1.90               1.39               1.13
                                                                    ================   ================   ================
Weighted average common shares outstanding
   (note 1(i))                                                             2,093,152          2,093,152          2,093,152
                                                                    ================   ================   ================

See accompanying notes to consolidated financial statements.

                                                        GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                                            Consolidated Statements of Stockholders' Equity and Comprehensive Income
                                                          Years ended December 31, 1999, 1998, and 1997


                                                                                  Common stock            Additional
                                                                          ---------------------------
                                                         Comprehensive        Number                       paid-in
                                                            income          of shares        Amount        capital
                                                       ---------------    ------------    -----------   ------------
Balance, December 31, 1996                                                   1,542,368      4,627,104     10,337,222

Issuance of shares of common stock, net of
         expenses of $67,000                                                   278,000        834,000      4,103,133
Comprehensive income:

   Net income
   Other comprehensive
     income - unrealized gain on                     $      2,354,925              --             --             --
     investment securities available for sale,
     net of income tax effect of $118,415 (see below)         219,914              --             --             --
                                                       ---------------
              Total comprehensive income             $      2,574,839
                                                       ===============    ------------    -----------   ------------
Balance, December 31, 1997                                                   1,820,368      5,461,104     14,440,355

Comprehensive income:

   Net income                                         $      2,915,384              --             --             --
   Other comprehensive income - unrealized
     gain on investment securities available for sale,
     net of income tax effect of $997,359 (see below)        1,852,238              --             --             --
                                                       ---------------
              Total comprehensive income              $      4,767,622
                                                       ===============    ------------    -----------   ------------
Balance, December 31, 1998                                                   1,820,368   $  5,461,104     14,440,355

Stock dividend declared - 15%                                                  272,784        818,352      6,819,600

Comprehensive income:
   Net income                                                3,969,508              --             --             --
   Other comprehensive loss - unrealized
     loss on investment securities available for sale
     net of income tax effect of $1,498,620 (see below)     (2,779,849)             --             --             --
                                                       ---------------
              Total comprehensive income              $      1,189,659
                                                       ===============    ------------    -----------   ------------
Balance, December 31, 1999                                                   2,093,152      6,279,456     21,259,955
                                                                          ============    ===========   ============
                                                                                  1999           1998           1997
                                                                          ------------    -----------   ------------
Disclosure of reclassification amount:
   Unrealized holding gains (losses) arising during                      $  (1,635,741)     1,874,019        206,308
     period, net of taxes
   Less: Reclassification adjustment for gains (losse
     included in net income, net of taxes                                    1,144,108         21,781        (13,606)
              Net unrealized gains (losses) in
              securities                                                 $  (2,779,849)     1,852,238        219,914
                                                                          ============    ===========   ============
                                                                             Accumulated
                                                                              other              Total

                                                           Retained       comprehensive      stockholders'
                                                           earnings       income (loss)         equity
                                                        ------------    ---------------    ---------------
Balance, December 31, 1996                                 1,564,330           (181,178)        16,347,478

Issuance of shares of common stock, net of
         expenses of $67,000                                      --                 --          4,937,133
Comprehensive income:

   Net income Other comprehensive
     income - unrealized gain on                          2,354,925                 --          2,354,925
     investment securities available for sale,
     net of income tax effect of $118,415 (see below)            --            219,914            219,914

              Total comprehensive income
                                                        ------------    -------------------
Balance, December 31, 1997                                 3,919,255             38,736         23,859,450

Comprehensive income:

   Net income                                              2,915,384                 --          2,915,384
   Other comprehensive income - unrealized
     gain on investment securities available for sale
     net of income tax effect of $997,359 (see below)             --          1,852,238          1,852,238

              Total comprehensive income
                                                        ------------    -------------------
Balance, December 31, 1998                                 6,834,639          1,890,974         28,627,072

Stock dividend declared - 15%                             (7,637,952)                --                 --

Comprehensive income:
   Net income                                              3,969,508                 --          3,969,508
   Other comprehensive loss - unrealized
     loss on investment securities available for sale
     net of income tax effect of $1,498,620 (see below)           --         (2,779,849)        (2,779,849)

              Total comprehensive income
                                                        ------------    -------------------
Balance, December 31, 1999                                 3,166,195           (888,875)        29,816,731
                                                        ============    ===============    ===============


Disclosure of reclassification amount:
   Unrealized holding gains (losses) arising during
     period, net of taxes
   Less: Reclassification adjustment for gains (losses
     included in net income, net of taxes
              Net unrealized gains (losses) in
              securities

See accompanying notes to consolidated financial statements.

                                         GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                                               Consolidated Statements of Cash Flows
                                           Years ended December 31, 1999, 1998, and 1997

                                                                         1999               1998               1997
                                                                    --------------     --------------     --------------
Cash flows from operating activities:
   Net income                                                   $      3,969,508          2,915,384          2,354,925
   Adjustments to reconcile net income to net
      cash provided by operating activities
        Depreciation and amortization                                  1,131,931          1,064,844          1,066,710
        Deferred income tax benefit                                     (336,526)          (231,635)          (464,426)
        Provision for loan losses                                      1,314,000            875,000            774,012
        Net investment securities (gains) losses                      (1,512,759)           (33,001)            20,616
        Charitable contribution of investment securities                 480,000                 --                 --
        Net amortization (accretion) of premium/
          discount on investment securities                               62,815             60,334            (28,363)
        Gain on disposal of premises and equipment                        (1,020)           (25,322)                --
        (Gain) loss on the sale of other real estate                     (20,478)           (10,220)            41,982
        Gain on sale of loans                                           (689,081)          (928,383)          (407,579)
        Real estate loans originated for sale                        (31,265,283)       (47,851,350)       (23,563,390)

        Proceeds from sales of real estate loans                      32,977,189         47,947,727         22,900,277

        Increase in accrued interest receivable                         (681,045)          (468,457)          (149,185)
        Decrease (increase) in other assets                            2,180,914         (1,476,400)           (26,938)
        (Decrease) increase in accrued interest and
        other liabilities                                               (852,720)           443,445            660,806
                                                                    --------------     --------------     --------------
                  Net cash provided by operating activities            6,757,445          2,281,966          3,179,447
                                                                    --------------     --------------     --------------
Cash flows from investing activities:

   Proceeds from sales of available for sale securities               17,008,206          6,333,289         29,366,026

   Proceeds from maturities of available for sale securities          12,674,161         22,553,824          7,286,156

   Proceeds from maturities of held to maturity securities               315,519          1,233,308            360,000
   Purchase of held to maturity securities                            (3,424,943)        (1,312,526)          (730,563)
   Purchase of available for sale securities                         (34,334,482)       (34,609,408)       (32,945,163)

   Redemption of FHLB stock                                              211,200                 --                 --
   Net increase in loans                                             (32,072,964)       (35,794,908)       (36,731,975)

   Purchases of premises and equipment                                  (493,043)        (2,102,045)        (2,046,466)
   Proceeds from sale of other real estate                               552,125            118,300            272,952
   Proceeds from sale of premises and equipment                           29,482             55,274            296,180
   Purchase of other investments                                              --                 --            (50,000)
   Purchase of GA Union Mortgage, net of cash
    and cash equivalents acquired                                             --                 --           (145,000)
                                                                    --------------     --------------     --------------
                  Net cash used in investing activities              (39,534,739)       (43,524,892)       (35,067,853)

                                                                    --------------     --------------     --------------
Cash flows from financing activities:

   Net increase in noninterest-bearing deposits                        2,452,467          4,122,584          3,290,032

   Net (decrease) increase in NOW accounts                            (1,232,851)         9,569,628          2,381,010
   Net increase in savings accounts                                   13,468,592         18,034,833         18,949,200

   Net (decrease) increase in money management accounts                 (872,104)         5,133,662        (10,827,963)

   Net increase (decrease) in time deposits over $100,000             11,224,523         (1,370,763)         4,478,274

   Net increase (decrease) in other time deposits                      6,574,632          5,823,764         (3,746,303)
   Net increase (decrease) in federal funds purchased
     and securities sold under repurchase agreements                   8,617,131         (3,223,854)         4,712,817
   Proceeds from issuance of common stock, net                                --                 --          4,937,133
   Proceeds from other borrowed funds                                    100,000                 --                 --
   Advances from Federal Home Loan Bank                               21,000,000          4,000,000          9,000,000

   Payments of Federal Home Loan Bank advances                       (15,000,000)        (4,000,000)                --

   Principal payments on other borrowed funds                                 --           (100,000)          (186,668)
               Net cash provided by financing activities              46,332,390         37,989,854         32,987,532
                                                                    --------------     --------------     --------------

               Net increase (decrease) in cash and cash
                 equivalents, carried forward                   $     13,555,096         (3,253,072)         1,099,126
                                                                    ==============     ==============     ==============

               Net increase (decrease) in cash and cash
                 equivalents, brought forward                   $     13,555,096         (3,253,072)         1,099,126

Cash and cash equivalents at beginning of year                         9,916,911         13,169,983         12,070,857
                                                                    --------------     --------------     --------------
Cash and cash equivalents at end of year                        $     23,472,007          9,916,911         13,169,983
                                                                    ==============     ==============     ==============
Supplemental disclosures of cash paid during
   the year for:
     Interest                                                   $     10,960,966          9,687,272          8,432,520
                                                                    ==============     ==============     ==============
     Income taxes                                               $      2,134,413          2,074,402          1,208,000
                                                                    ==============     ==============     ==============

Supplemental information on noncash
   investing activities:
     Loans transferred to other real estate                     $        548,589             55,934            439,765
                                                                    ==============     ==============     ==============
     Sales of other real estate financed with
       loans from the Bank                                      $             --            223,000                 --
                                                                    ==============     ==============     ==============
     Other investments converted to investment
       securities available for sale                            $             --            150,000                 --
                                                                    ==============     ==============     ==============

See accompanying notes to consolidated financial statements.

                 GEORGIA FINANCIAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998, and 1997


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

   (c)  Investment Securities

                 GEORGIA FINANCIAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998, and 1997



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

       The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Subsequent recoveries are added to the allowance. The allowance is an amount that management believes will be adequate to absorb losses on existing loans that become uncollectible, based on evaluations of the collectibility of loans. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions and trends that may affect a borrower's ability to pay. The allowance is evaluated on a regular basis utilizing estimated loss factors for specific types of

                 GEORGIA FINANCIAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998, and 1997


       loans. Such loss factors are periodically reviewed and adjusted as necessary based on actual losses.

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

       The Bank accounts for impaired loans under the provisions of Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the note agreement.
       The provisions of SFAS No. 114 do not apply to large pools of smaller balance homogeneous loans, such as consumer and installment loans, which are collectively evaluated for impairment. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses, and are measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate, or at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. Cash receipts on impaired loans which are accruing interest are applied to principal and interest under the contractual terms of the loan agreement. Cash receipts on impaired loans for which the accrual of interest has been discontinued are applied first to reduce the principal amount of such loans until all contractual principal payments have been brought current.

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

                 GEORGIA FINANCIAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998, and 1997



   (g)  Intangible Assets

       Intangible assets relate to certain acquisitions and consist of goodwill and deposit base premiums. The core deposit intangible is being amortized on a straight-line basis over the estimated lives of the related deposits, which is estimated to be 10 years. Goodwill is being amortized over 15 years using the straight-line method.

       The Bank assesses the recoverability of goodwill by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

(h)  Income Taxes

       The Bank accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A deferred tax valuation allowance is provided to the extent it is more likely than not that deferred tax assets will not be realized.

   (i)  Income Per Share

       Basic income per share is computed on the weighted average number of shares outstanding in accordance with SFAS No. 128, Earnings Per Share. The Bank has no potential common shares outstanding, and thus does not present diluted earnings per share.

       On July 22, 1999, the Company's Board of Directors approved a 15% stock dividend payable on August 28, 1999 to shareholders of record on August 6, 1999. All weighted average share and per share information in the accompanying financial statements has been restated to reflect the effect of the additional shares outstanding from the stock dividend.

   (j)  Other Comprehensive Income

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

                 GEORGIA FINANCIAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998, and 1997


       consists of items recorded directly in equity under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.

   (k)  Segment Disclosures

       Effective January 1, 1998, the Bank adopted the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the disclosures made by public business enterprises to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Bank operates as a single segment.

(l) Recent Accounting Pronouncement

       In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). SFAS No. 133 is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 1999.
       In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. SFAS No. 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not believe the provisions of SFAS No. 133 will have a significant impact on the financial statements upon adoption.

(m)  Reclassifications

       Certain 1998 and 1997 amounts have been reclassified for comparative purposes in order to conform the prior periods to the 1999 presentation. Such reclassifications had no impact on net income or stockholders' equity.

                 GEORGIA FINANCIAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998, and 1997




(2)  Cash and Due From Banks

   The subsidiary bank is required by the Federal Reserve Bank to maintain average daily cash balances. These balances were $3,401,000 and $2,956,000 at December 31, 1999 and 1998, respectively.

(3)    Investment Securities

   A summary of investment securities as of December 31, 1999 and 1998 is as follows:

                                                                                     1999
                                              --------------------------------------------------------------------------------
                                                                          Gross               Gross
                                                   Amortized           unrealized           unrealized            Estimated
                                                     cost                 gains               losses             fair value
                                              -----------------     ---------------     ---------------      -----------------
Held to maturity:
 Obligations of states and
  political subdivisions                    $         6,691,077              15,266            (185,265)             6,521,077
Mortgage-backed securities                              590,666                  --              (9,455)               581,211
                                              -----------------     ---------------     ---------------      -----------------

                                            $         7,281,743              15,266            (194,720)             7,102,288
                                              =================     ===============     ===============      =================
Available for sale:
 Obligations of U.S.
  Government agencies                       $        31,412,258               2,724            (936,748)            30,478,234
 U.S. Treasury notes                                  2,493,072               2,106              (7,202)             2,487,976
 Mortgage-backed securities                          25,336,022                 941            (549,410)            24,787,553
 Corporate bonds                                        539,739                  --              (6,774)               532,965
 Equity securities                                    1,640,200             127,521                  --              1,767,721
                                              -----------------     ---------------     ---------------      -----------------

                                            $        61,421,291             133,292          (1,500,134)            60,054,449
                                              =================     ===============     ===============      =================

                 GEORGIA FINANCIAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998, and 1997



                                                                                     1998
                                              --------------------------------------------------------------------------------
                                                                          Gross               Gross
                                                   Amortized           unrealized           unrealized            Estimated
                                                     cost                 gains               losses             fair value
                                              -----------------     ---------------     ---------------      -----------------
Held to maturity:
 Obligations of states and
  political subdivisions                    $         3,385,944             110,595                  --              3,496,539
 Mortgage-backed securities                             788,825              12,986                  --                801,811
                                              -----------------     ---------------     ---------------      -----------------

                                            $         4,174,769             123,581                  --              4,298,350
                                              =================     ===============     ===============      =================
Available for sale:
 Obligations of U.S.
  Government agencies                       $        23,532,876             294,657             (17,405)            23,810,128
 U.S. Treasury notes                                  2,984,821              68,939                  --              3,053,760
 Mortgage-backed securities                          28,003,400             176,419            (308,919)            27,840,900
 Equity securities                                    1,486,885           2,727,936                  --              4,214,821
                                              -----------------     ---------------     ---------------      -----------------

                                            $        56,007,982           3,237,951            (326,324)            58,919,609
                                              =================     ===============     ===============      =================

   The amortized cost and estimated fair value of securities held to maturity and available for sale other-than-equity securities as of December 31, 1999, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                            Securities                                Securities
                                                         held to maturity                         available for sale
                                              -------------------------------------     -------------------------------------
                                                   Amortized            Estimated           Amortized            Estimated
                                                     cost              fair value             cost              fair value
                                              -----------------     ---------------     ---------------     -----------------

One year or less                            $           120,000             120,774           1,993,287             1,995,791
After one through five years                          2,520,527           2,491,338          28,086,550            22,538,554
After five years through ten years                    1,116,231           1,070,066           7,459,369             7,140,130
After ten years                                       2,293,319           2,838,899           1,905,863             1,824,700
                                              -----------------     ---------------     ---------------     -----------------
                                                      6,691,077           6,522,077          34,445,069            33,499,175
Mortgage-backed securities                              590,666             581,211          25,336,022            24,787,553
                                              -----------------     ---------------     ---------------     -----------------

                                            $         7,281,743           7,102,288          59,781,091            58,286,728
                                              =================     ===============     ===============     =================

   Proceeds from sales of investment securities during 1999, 1998, and 1997 were $17,008,206 $6,333,289, and $29,366,026, respectively. Gross realized gains of $1,385,200, $38,330, and $13,882, and gross realized losses of $300,931,
   $5,329, and $34,498 were realized on those sales in 1999, 1998, and 1997, respectively. In addition, during 1999 the Bank contributed investment securities with a fair value of $480,000 to a charitable organization and recognized a gain of $428,490 relating to such investment securities.

   Investment securities with a carrying amount of approximately $44,997,000 and $37,912,000 at December 31, 1999 and 1998, respectively, were pledged to secure public and trust deposits, and for other purposes required by law.

                 GEORGIA FINANCIAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998, and 1997



(4)    Loans

   Loans at December 31, 1999 and 1998 are summarized as follows:

                                                                     1999                 1998
                                                              -----------------    -----------------

Commercial, financial, and agricultural                       $      44,694,490           36,055,343
Real estate - construction/development                               28,323,884           24,372,901
Other loans secured by real estate:
   Single-family                                                     49,754,707           45,083,957
   Commercial                                                        73,419,627           67,168,366
Real estate loans originated for sale                                   668,250            2,380,156
Consumer installment                                                 42,170,709           33,906,419
                                                              -----------------    -----------------
                                                                    239,031,667          208,967,142
Less allowance for loan losses                                        3,591,613            2,714,638
                                                              -----------------    -----------------

                                                              $     235,440,054          206,252,504
                                                              =================    =================

   As of December 31, 1999 and 1998, the Bank had nonaccrual loans aggregating $1,190,000 and $2,925,000, respectively. Interest that would have been recorded on nonaccrual loans had they been in accruing status was approximately $27,000 in 1999, $43,000 in 1998, and $8,000 in 1997.

   At December 31, 1999 and 1998, the Bank had impaired loans with an outstanding balance of $958,000 and $1,860,000, respectively, with a related valuation allowance of $170,000 and $260,000 at December 31, 1999 and 1998, respectively. The average balance of impaired loans was approximately $1,836,000, $1,891,000, and $1,264,000 for the years ended December 31, 1999,
   1998, and 1997, respectively. The interest recognized on such loans in 1999, 1998, and 1997 was immaterial.

   The following is a summary of the activity in the allowance for loan losses for the years ended December 31, 1999, 1998, and 1997:

                                                              1999                 1998                  1997
                                                       ----------------     ----------------     -----------------

Balance, beginning of year                           $        2,714,638            2,097,036             1,467,702
Provision for loan losses                                     1,314,000              875,000               774,012
Charge-offs                                                    (548,729)            (378,783)             (354,294)
Recoveries                                                      111,704              121,385               209,616
                                                       ----------------     ----------------     -----------------

Balance, end of year                                 $        3,591,613            2,714,638             2,097,036
                                                       ================     ================     =================

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

                 GEORGIA FINANCIAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998, and 1997




   The following is a summary of the activity in loans outstanding to officers, directors, and their associates for the year ended December 31, 1999:

Balance at beginning of year                                        $         7,733,593
New loans                                                                     6,193,181
Principal repayments                                                         (7,662,235)
                                                                      -----------------

Balance at end of year                                              $         6,264,539
                                                                      =================

   The Bank is also committed to extend credit to certain directors and executives of the Bank, including companies in which they are principal owners, through personal lines of credit, letters of credit and other loan commitments. As of December 31, 1999, available balances on these commitments to these persons aggregated approximately $4,837,000.


(5)    Premises and Equipment

   Premises and equipment at December 31, 1999 and 1998 are summarized as follows:

                                                                              1999               1998
                                                                       ----------------    ---------------

Land                                                                 $        1,959,585          1,959,585
Buildings                                                                     8,065,892          7,926,413
Furniture and equipment                                                       5,146,625          4,849,985
                                                                       ----------------    ---------------
                                                                             15,172,102         14,735,983
Less accumulated depreciation                                                 4,690,942          3,710,558
                                                                       ----------------    ---------------

                                                                     $       10,481,160         11,025,425
                                                                       ================    ===============

       Depreciation expense amounted to $1,008,846, $941,758, and $782,598 in 1999, 1998, and 1997, respectively.


(6)    Intangible Assets

   Intangible assets, net of accumulated amortization, at December 31, 1999 and 1998 are summarized as follows:

                                                                                 1999              1998
                                                                           --------------    --------------

Core deposit premium                                                     $        320,256           427,008
Goodwill                                                                          172,550           188,883
                                                                           --------------    --------------

                                                                         $        492,806           615,891
                                                                           ==============    ==============

   Amortization expense amounted to $123,085, $123,086, and $284,112 in 1999, 1998, and 1997, respectively.

                 GEORGIA FINANCIAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998, and 1997


(7)  Commitments

   The Bank is committed under various operating leases for office space and equipment. At December 31, 1999, minimum future lease payments for each of the next five years under noncancelable real property and equipment operating leases are as follows:

          2000                           $  177,170
          2001                              140,888
          2002                              115,600
          2003                               91,200
          2004                               91,200
                                          ---------

                                         $  616,058
                                          =========

   Rent expense for all building, equipment and furniture rentals totaled $182,329, $260,108, and $369,130 for the years ended December 31, 1999, 1998, and 1997, respectively.

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

   Unfunded commitments to extend credit where contract amounts represent potential credit risk totaled $46,797,000 and $40,362,000 at December 31, 1999 and 1998, respectively. Such commitments are at variable interest rates, such that the Bank has essentially no fixed rate unfunded commitments.

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


(8)  Borrowings

   The securities sold under repurchase agreements at December 31, 1999 are collateralized by obligations of the U.S. Government or its corporations and agencies, state and municipal securities, or mortgage-backed securities, which are held by independent trustees. Under such agreements, the Bank agrees to repurchase identical securities as those sold. The following summarizes pertinent data related to the securities sold under the agreements to repurchase as of and for the years ended December 31, 1999, 1998, and 1997.

                 GEORGIA FINANCIAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998, and 1997


                                                                   1999                1998               1997
                                                           -----------------     ---------------    ---------------

Weighted-average borrowing rate                                   3.08%               3.50               3.20
                                                           =================     ===============    ===============

Average daily balance during the year                    $        11,504,000           5,798,000          4,222,000
                                                           =================     ===============    ===============

Maximum month-end balance during the year                $        18,362,000           7,121,000          5,938,000
                                                           =================     ===============    ===============

   At December 31, 1999, the Bank had securities sold under agreements to repurchase with one counterparty aggregating approximately $8,387,000.

   The Bank has a $22,000,000 available line of credit from the Federal Home Loan Bank of Atlanta (FHLB) which is reviewed annually by the FHLB. At December 31, 1999, $4,000,000 of advances were outstanding with a related interest rate of 5.52% and a maturity date of April 2, 2003, $6,000,000 were outstanding with a related interest rate of 4.45% and a maturity date of May 1, 2000, and $5,000,000 of advances were outstanding with a related interest rate of 5.36% and a maturity date of September 29, 2004. The weighted-average interest rate during 1999 on such borrowings was 5.14%. At December 31, 1998, $9,000,000 of advances were outstanding under this line with a weighted-average interest rate of 5.65%.

   At December 31, 1999, the Bank has pledged, under a blanket floating lien, first mortgage loans with unpaid balances which, when discounted at 75% of such unpaid principal balances, equals or exceeds the advances outstanding.

   Other borrowed funds at December 31, 1999 and 1998 consist of a treasury, tax, and loan account with the Federal Reserve Bank of $1,000,000 and $900,000, respectively.

                 GEORGIA FINANCIAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998, and 1997



(9)    Income Taxes

   Income tax expense (benefit) for the years ended December 31, 1999, 1998, and 1997 consists of the following:

                                                        1999                 1998                  1997
                                                 ----------------     ----------------     -----------------

Current tax expense:
   Federal                                     $        1,991,039            1,675,110             1,383,467
   State                                                  169,538              125,525                39,447
                                                 ----------------     ----------------     -----------------
       Total current                                    2,160,577            1,800,635             1,422,914
                                                 ----------------     ----------------     -----------------

Deferred tax benefit:
   Federal                                               (282,996)            (208,791)             (394,983)
   State                                                  (53,530)             (22,844)              (69,443)
                                                 ----------------     ----------------     -----------------
       Total deferred                                    (336,526)            (231,635)             (464,426)
                                                 ----------------     ----------------     -----------------

       Total income tax expense                $        1,824,051            1,569,000               958,488
                                                 ================     ================     =================

   Income tax expense differed from the amount computed by applying the statutory Federal corporate tax rate of 34% to income before income taxes as follows:

                                                                    Years ended December 31,
                                                  ---------------------------------------------------------
                                                         1999                 1998                 1997
                                                  ----------------     ----------------     ---------------

Computed "expected" tax expense                 $        1,969,810            1,524,691           1,126,560
Increase (decrease) resulting from:
   Tax-exempt interest income                             (136,773)             (89,610)            (68,889)
   Nondeductible interest expense                           20,292               12,942              10,253
   State income tax, net of Federal
       tax effect                                           76,565               67,769             (19,797)
   Change in valuation allowance                                --                   --            (162,698)
   Charitable contribution of
   appreciated investment                                 (145,687)                  --                  --
   Meals, entertainment, and club dues                      16,760               16,295              11,628
   Other, net                                               23,084               36,913              61,431
                                                  ----------------     ----------------     ---------------

                                                $        1,824,051            1,569,000             958,488
                                                  ================     ================     ===============

                 GEORGIA FINANCIAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998, and 1997



   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are presented below:

                                                                         1999                  1998
                                                                  ----------------     -----------------

Deferred tax assets:
 Allowance for loan losses                                      $        1,216,831               915,658
 Deferred compensation                                                     128,824                73,852
 Other                                                                       1,029                 1,245
 Unrealized loss on investment securities available
   for sale                                                                477,967                    --
                                                                  ----------------     -----------------
      Total deferred tax assets                                          1,824,651               990,755
                                                                  ----------------     -----------------

Deferred tax liabilities:
 Depreciation                                                              (59,184)              (39,781)
 Unrealized gain on investment securities
   available for sale                                                           --            (1,020,653)
                                                                  ----------------     -----------------
      Total deferred tax liabilities                                       (59,184)           (1,060,434)
                                                                  ----------------     -----------------

      Net deferred tax asset (liability)                        $        1,765,467               (69,679)
                                                                  ================     =================

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


(10)  Related Parties

   Deposits include accounts with certain directors and executives of the Bank, including companies in which they are principal owners. As of December 31, 1999, these deposits totaled approximately $4,745,000.

   During the years ended December 31, 1999, 1998, and 1997, the Bank paid approximately $13,000, $17,000, and $24,000, respectively, in legal fees in the normal course of business to a law firm in which a director is a member.


(11) Regulatory Capital Requirements

   The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary -- actions by regulators that, if undertaken, could have a direct material effect on the Bank's consolidated financial statements. Under capital adequacy guidelines

                 GEORGIA FINANCIAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998, and 1997


   and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

   Quantitative measures established by regulation to ensure capital adequacy, require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999, that the Bank meets all capital adequacy requirements to which it is subject.

   As of December 31, 1999, the most recent notification from the Federal Reserve Bank of Atlanta categorized the bank subsidiary as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the bank subsidiary must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. Management is not aware of the existence of any conditions or events occurring subsequent to December 31, 1999 which would affect the bank subsidiary's well capitalized classification.

                 GEORGIA FINANCIAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998, and 1997



   Actual capital amounts and ratios for the Bank are presented in the table below as of December 31, 1999 and 1998, on a consolidated basis and for the bank subsidiary individually (dollars in thousands):

                                                                                                        To be well
                                                                                                     capitalized under
                                                                                  For capital        prompt corrective
                                                               Actual          adequacy purposes     action provisions
                                                        -----------------    -----------------------------------------
                                                          Amount    Ratio      Amount      Ratio     Amount     Ratio
                                                        -----------------    -----------------------------------------
Georgia Bank Financial Corporation
 and subsidiary consolidated:
  As of December 31, 1999:
   Total Capital (to risk-weighted
     assets)                                           $  33,579    12.69%  $   21,171      8.00%      N/A       N/A
   Tier I Capital - risk-based (to risk-
     weighted assets)                                     30,212    11.42       10,585      4.00       N/A       N/A
   Tier I Capital - leverage (to
     average assets)                                      30,212     8.91       13,565      4.00       N/A       N/A

  As of December 31, 1998:
   Total Capital (to risk-weighted
     assets)                                           $  30,062    13.16%  $   18,280       8.0%      N/A       N/A
   Tier I Capital - risk-based (to risk-
     weighted assets)                                     26,120    11.43       11,701       4.0       N/A       N/A
   Tier I Capital - leverage (to
     average assets)                                      26,120     8.93        9,140       4.0       N/A       N/A


                                                                                                          To be well
                                                                                                      capitalized under
                                                                                  For capital         prompt corrective
                                                               Actual          adequacy purposes      action provisions
                                                        -----------------    -------------------    -------------------
                                                          Amount    Ratio      Amount      Ratio      Amount      Ratio
                                                        -----------------    -------------------    -------------------
Georgia Bank & Trust Company:
 As of December 31, 1999:
  Total Capital (to risk-weighted
   assets)                                             $  31,176    11.89%  $   20,983      8.00%  $   26,463      10.0%
  Tier I Capital - risk-based (to risk-
   weighted assets)                                       27,894    10.63       10,491      4.00       15,877       6.0
  Tier I Capital - leverage (to
   average assets)                                        27,894     8.27       13,488      4.00       16,956       5.0

 As of December 31, 1998:
  Total Capital (to risk-weighted
   assets)                                             $  27,668    12.22%  $   18,119       8.0%  $   22,649      10.0%
  Tier I Capital - risk-based (to risk-
   weighted assets)                                       24,598    10.86        9,060       4.0       13,589       6.0
  Tier I Capital - leverage (to
   average assets)                                        24,598     8.48       11,599       4.0       14,499       5.0

(12)    Employee Benefit Plans

   The Bank has an employee savings plan (the Plan) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. The Bank has the option to make an annual discretionary payment to the Plan. For the years ended December 31, 1999, 1998 and 1997, the Bank contributed $166,229, $143,641, and $83,812, respectively, to the Plan, which is 4% of the annual salary of all eligible employees for 1999 and 1998 and 3% of the annual salary of all eligible employees for 1997.

   During 1994, the Bank adopted a nonqualified deferred bonus plan for officers of the Bank. This plan was discontinued during 1998 and amounts were disbursed to the officers. For the year ended December 31, 1997, the Bank contributed $37,692 to the plan.

                 GEORGIA FINANCIAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998, and 1997



   In 1997, the Bank established a nonqualified Long-Term Incentive Plan designed to motivate and sustain high levels of individual performance and align the interests of key officers with those of shareholders by rewarding capital appreciation and earnings growth. Stock appreciation rights may be awarded annually to those key officers whose performance during the year has made a significant contribution to the Bank's growth. Such stock appreciation rights are granted at a strike price equal to the trading price of the Company's stock at date of grant, and are earned over a five-year appreciation period. Officers vest in such rights over a 10-year period. The Bank recognized expense of $79,063 and $98,221 during 1999 and 1998, respectively, related to this plan.


(13)  Other Operating Expenses

   Components of other operating expenses exceeding 1% of total revenues include the following for the years ended December 31, 1999, 1998, and 1997:

                                                        1999                1998                1997
                                                 ----------------    ----------------    -----------------

Amortization of intangible assets              $          123,085             123,086              284,112
Business development expense                              527,702             587,353              418,710
Communication expense                                     334,698             371,578              304,460
Data processing expense                                   683,822             550,142              457,318
Legal and professional fees                               182,849             216,531              254,697
Office supplies expense                                   299,429             273,784              294,958
Charitable contribution of investment
 securities                                               480,000                  --                   --

                 GEORGIA FINANCIAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998, and 1997



(14) Condensed Financial Statements of Georgia Bank Financial Corporation (Parent Only)

   The following represents Parent Company only condensed financial information of Georgia Bank Financial Corporation:

                            Condensed Balance Sheets

                                                                                December 31,
                                                                  --------------------------------------
                            Assets                                       1999                 1998
                                                                  ----------------     -----------------

Cash and due from banks                                         $          498,154                69,200
Investment securities available for sale                                   639,600             2,050,500
Investment in subsidiary                                                27,416,523            25,846,218
Premises and equipment, net                                              1,258,669             1,303,469
Other assets                                                                50,000                38,000
                                                                  ----------------     -----------------

                                                                $       29,862,946            29,307,387
                                                                  ================     =================

Liabilities and Stockholders' Equity

Accrued interest and other liabilities                          $            2,435                 2,435
Deferred taxes                                                              43,780               677,880
                                                                  ----------------     -----------------
       Total liabilities                                                    46,215               680,315
                                                                  ----------------     -----------------

Stockholders' equity:
   Common stock, $3.00 par value, 10,000,000 shares
   authorized; shares issued and outstanding of
   2,093,152 and 1,820,368 in 1999 and 1998,
   respectively                                                          6,279,456             5,461,104
   Additional paid-in capital                                           21,259,955            14,440,355
   Retained earnings                                                     3,166,195             6,834,639
   Accumulated other comprehensive (loss) income                          (888,875)            1,890,974
                                                                  ----------------     -----------------
   Total stockholders' equity                                           29,816,731            28,627,072
                                                                  ----------------     -----------------

                                                                $       29,862,946            29,307,387
                                                                  ================     =================

                 GEORGIA FINANCIAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998, and 1997



                         Condensed Statements of Income

                                                                     Years ended December 31,
                                                      -----------------------------------------------------
                                                            1999               1998               1997
                                                      --------------    ---------------     ---------------

Income:
 Dividends from bank subsidiary                     $        500,000                 --              75,000
 Interest income on investment securities                      1,186                 --                  --
 Miscellaneous income                                         91,200             91,200              91,200
 Investment securities gains                                 883,308                 --                  --
                                                      --------------    ---------------     ---------------
                                                           1,475,694             91,200             166,200
                                                      --------------    ---------------     ---------------
Expense:
 Interest expense                                                 --                 --              10,049
 Employee benefit expense                                     73,044                 --                  --
 Occupancy expense                                            44,800             44,800              44,800
 Other operating expense                                     560,882             53,255             109,146
                                                      --------------    ---------------     ---------------
                                                             678,726             98,055             163,995
                                                      --------------    ---------------     ---------------
     Income (loss) before equity in
      undistributed earnings of
      subsidiary                                             796,968             (6,855)              2,205

Equity in undistributed earnings of
 subsidiary                                                3,172,540          2,922,239           2,352,720
                                                      --------------    ---------------     ---------------

     Net income                                     $      3,969,508          2,915,384           2,354,925
                                                      ==============    ===============     ===============

                 GEORGIA FINANCIAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998, and 1997



                       Condensed Statements of Cash Flows

                                                                              Years ended December 31,
                                                           -----------------------------------------------------------
                                                                  1999                1998                   1997
                                                           ---------------     ----------------      -----------------
Cash flows from operating activities:
 Net income                                              $       3,969,508            2,915,384              2,354,925
 Adjustments to reconcile net income to
   net cash (used in) provided by operating
   activities:
    Depreciation and amortization                                   44,800               44,800                109,052
    Equity in undistributed earnings of
     subsidiary                                                 (3,172,540)          (2,922,239)            (2,352,720)
    Net investment securities gains                               (883,308)                  --                     --
    Charitable contribution of investment
     securities                                                    480,000                   --                     --
    Increase in other liabilities                                       --                   --                  1,457
    Increase in other assets                                       (12,000)             (38,000)                    --
                                                           ---------------     ----------------      -----------------
      Net cash provided by (used in)
       operating activities                                       (426,460)                 (55)               112,714
                                                           ---------------     ----------------      -----------------

Cash flows from investing activities:
 Proceeds from sales and maturities of
   available for sale securities                                   502,494               36,300                     --
 Purchase of available for sale securities                        (500,000)                  --                     --
 Capital contributions to Bank subsidiary                               --                   --             (4,800,000)
 Purchase of other investment                                           --                   --                (50,000)
                                                           ---------------     ----------------      -----------------
      Net cash provided by (used in)
       investing activities                                          2,494               36,300             (4,850,000)
                                                           ---------------     ----------------      -----------------

Cash flows from financing activities:
 Principal payments on notes and bonds
   payable                                                              --                   --               (186,668)
 Proceeds from issuance of common stock                                 --                   --              4,937,133
                                                           ---------------     ----------------      -----------------
      Net cash provided by financing
       activities                                                       --                   --              4,750,465
                                                           ---------------     ----------------      -----------------

      Net increase in cash and cash
       equivalents                                                 428,954               36,245                 13,179

Cash and cash equivalents at beginning of
 year                                                               69,200               32,955                 19,776
                                                           ---------------     ----------------      -----------------

Cash and cash equivalents at end of year                 $         498,154               69,200                 32,955
                                                           ===============     ================      =================

Supplemental information on noncash
 investing activities:
   Other assets converted to investment
    securities available for sale                          $            --              150,000                     --
                                                           ===============     ================      =================

   The Department of Banking and Finance of the State of Georgia (DBF) requires that state banks in Georgia generally maintain a minimum ratio of primary capital, as defined, to total assets of six percent (6%). Additionally, banks and their holding companies are subject to certain risk-based capital requirements based on their respective asset composition.

                 GEORGIA FINANCIAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998, and 1997



   The DBF requires its prior approval for a bank to pay dividends in excess of 50% of the preceding year's earnings. Based on this limitation, the amount of cash dividends available from the bank subsidiary for payment in 2000 is approximately $1,836,000, subject to maintenance of the minimum capital requirements. As a result of this restriction, at December 31, 1999, approximately $25,580,000 of the Parent Company's investment in its subsidiary was restricted from transfer in the form of dividends.


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

                 GEORGIA FINANCIAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998, and 1997




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

   (e) Securities Sold Under Repurchase Agreements

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

       The carrying amounts and estimated fair values of the Bank's financial instruments at December 31, 1999 and 1998 are as follows:

                 GEORGIA FINANCIAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 1999, 1998, and 1997



                                                 December 31, 1999                             December 31, 1998
                                    -----------------------------------------     -----------------------------------------
                                          Carrying               Estimated             Carrying               Estimated
                                           amount               fair value              amount               fair value
                                    -------------------     -----------------     -----------------     -------------------

Financial assets:
   Cash and cash equivalents             $   23,472,007            23,472,007             9,916,911               9,916,911
 Investment securities                       67,336,192            67,156,737            63,094,378              63,217,959
   Loans, net                               235,440,054           227,097,171           206,252,504             200,095,691
Financial liabilities:
   Deposits                                 283,120,745           283,037,336           251,505,486             251,757,955
 Securities sold under
  repurchase agreements                      11,331,388            11,331,388             2,714,257               2,714,257
 Other borrowed funds                         1,000,000             1,000,000               900,000                 900,000
 Advances from FHLB                          15,000,000            14,628,226             9,000,000               8,539,000

Item 8: Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

      None


                                    PART III

Item 9: Directors; Executive Officers; Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

      Information in response to this item is incorporated by reference to the Company's definitive Proxy Statement for use in connection with the 2000 annual meeting of shareholders (which definitive Proxy Statement shall be filed with the commission not later than April 30, 2000).

Item 10:  Executive Compensation

      Information in response to this item is incorporated by reference to the Company's definitive Proxy Statement for use in connection with the 2000 annual meeting of shareholders (which definitive Proxy Statement shall be filed with the commission not later than April 30, 2000).

Item 11:  Security Ownership of Certain Beneficial Owners and Management

      Information in response to this item is incorporated by reference to the Company's definitive Proxy Statement for use in connection with the 2000 annual meeting of shareholders (which definitive Proxy Statement shall be filed with the commission not later than April 30, 2000).


Item 12:  Certain Relationships and Related Transactions

      Information in response to this item is incorporated by reference to the Company's definitive Proxy Statement for use in connection with the 2000 annual meeting of shareholders (which definitive Proxy Statement shall be filed with the commission not later than April 30, 2000).

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

                                GEORGIA BANK FINANCIAL CORPORATION



                                By:    /s/ Robert W. Pollard, Jr.
                                   ---------------------------------------
                                           Robert W. Pollard, Jr.
                                           Chairman of the Board

March 28, 2000

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

      SIGNATURE                                         TITLE


      /s/ Robert W. Pollard, Jr.               Chairman of the Board,
------------------------------------
Robert W. Pollard, Jr.                          and Director


      /s/ Edward G. Meybohm                    Vice Chairman of the Board
------------------------------------
Edward G. Meybohm                               and Director


      /s/ R. Daniel Blanton                    President, Chief Executive
------------------------------------
R. Daniel Blanton                               Officer and Director


      /s/ Ronald L. Thigpen                    Executive Vice President, Chief
------------------------------------
Ronald L. Thigpen                               Operating Officer (Principal
                                                Financial and Accounting
                                                Officer) and Director

      /s/ Travers W. Paine III                 Corporate Secretary and Director
------------------------------------
Travers W. Paine III

      /s/ William J. Badger                    Director
------------------------------------
William J. Badger


      /s/ William P. Copenhaver                Director
------------------------------------
William P. Copenhaver


      /s/ Randolph R. Smith, M.D.              Director
------------------------------------
Randolph R. Smith, M.D.


      /s/ John W. Trulock, Jr.                 Director
------------------------------------
John W. Trulock, Jr.

                                 EXHIBIT INDEX

                                                                      Page
(a)   Exhibits

      11.1    Statement Re:  Computation of Earnings Per Share         77

      21.1    Subsidiaries of the Company                              78

      27.1    Financial Data Schedule                                  79

(b)   Reports on Form 8-K

              None