Form 10-Q
period 2000-03-31
GEORGIA BANK FINANCIAL CORP /GA
filed 2000-05-12
CIK 880116

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-Q
(Mark One)

 X     Quarterly Report under Section 13 or 15(d) of the Securities Exchange
---    Act of 1934
       For the quarterly period ended March 31, 2000.

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

                               GEORGIA BANK FINANCIAL CORPORATION
                                            FORM 10-Q
                                              INDEX
                                                                                          Page
Part I
        Item 1.   Financial Statements (Unaudited)

                  Consolidated Balance Sheets as of March 31,
                  2000 and December 31, 1999                                                3

                  Consolidated Statements of Income for the three
                  months ended March 31, 2000 and March 31, 1999                            4

                  Consolidated Statements of Cash Flows for the
                  three months ended March 31, 2000 and March 31, 1999                      5

                  Notes to Consolidated Financial Statements                                6

        Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                             7

        Item 3    Quantitative and Qualitative Disclosures about Market Risk               14

Part II  Other Information                                                                 15
        Item 1.   Legal Proceedings
        Item 2.   Changes in Securities
        Item 3.   Defaults Upon Senior Securities
        Item 4.   Submission of Matters to a Vote of Security-Holders
        Item 5.   Other Information
        Item 6.   Exhibits and Reports on Form 8-K

Signature                                                                                  16


                                     PART I

                             FINANCIAL INFORMATION

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                           Consolidated Balance Sheet
                                  (Unaudited)

                                                                                   March 31,                   December 31,
ASSETS                                                                               2000                          1999
                                                                            -----------------------    --------------------------
Cash and due from banks                                                                $ 15,892,563                  $ 13,642,007
Federal funds sold                                                                       18,750,000                     9,830,000
                                                                            -----------------------    --------------------------
    Cash and cash equivalents                                                            34,642,563                    23,472,007

Investment securities
   Available-for-sale                                                                    69,711,216                    60,054,449
   Held-to-maturity, at cost (fair values of
       $7,301,791 and $7,102,288, respectively)                                           7,450,729                     7,281,743

Loans                                                                                   251,313,006                   239,031,667
   Less allowance for loan losses                                                        (3,804,113)                   (3,591,613)
                                                                            -----------------------    --------------------------
      Loans, net                                                                        247,508,893                   235,440,054

Premises and equipment, net                                                              10,298,331                    10,481,160
Accrued interest receivable                                                               3,013,384                     2,792,978
Other real estate                                                                            16,942                        16,942
Intangible assets, net                                                                      462,035                       492,806
Other assets                                                                              2,477,298                     2,068,970
                                                                            -----------------------    --------------------------
                                                                                       $375,581,391                  $342,101,109
                                                                            =======================    ==========================
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
     Non-interest bearing                                                              $ 49,412,472                  $ 43,171,186
     Interest bearing
        NOW accounts                                                                     38,522,831                    34,659,905
        Savings                                                                          99,855,797                    94,010,408
        Money management accounts                                                        22,755,226                    14,674,717
        Time deposits over $100,000                                                      42,990,259                    45,454,055
        Other time deposits                                                              51,442,706                    51,150,474
                                                                            -----------------------    --------------------------
                                                                                        304,979,291                   283,120,745

Federal funds purchased and securities sold
    under repurchase agreements                                                          14,965,160                    11,331,388
Advances from Federal Home Loan Bank                                                     21,000,000                    15,000,000
Other borrowed funds                                                                        650,000                     1,000,000
Accrued interest and other liabilities                                                    2,884,838                     1,832,245
                                                                            -----------------------    --------------------------
          Total liabilities                                                             344,479,289                   312,284,378
                                                                            -----------------------    --------------------------

Stockholders' equity
  Common stock, $3.00 par value; 10,000,000 shares
     authorized; shares issued and outstanding of
     2,093,152 in 2000 and 1999                                                           6,279,456                     6,279,456
  Additional paid-in capital                                                             21,259,955                    21,259,955
  Retained earnings                                                                       4,075,930                     3,166,195
  Accumulated other comprehensive loss                                                     (513,239)                     (888,875)
                                                                            -----------------------    --------------------------
          Total stockholders' equity                                                     31,102,102                    29,816,731
                                                                            -----------------------    --------------------------
                                                                                       $375,581,391                  $342,101,109
                                                                            =======================    ==========================
See notes to consolidated financial statements.

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                       Consolidated Statements of Income
                                  (Unaudited)

                                                                                        Three Months Ended March 31,
                                                                        ---------------------------------------------------------
                                                                                              2000                           1999
                                                                        --------------------------    ---------------------------
Interest income
   Loans, including fees                                                                $5,582,783                     $4,699,026
   Investment securities                                                                 1,153,489                        827,333
   Federal funds sold                                                                       97,606                         73,633
                                                                        --------------------------    ---------------------------
                                                                                         6,833,878                      5,599,992
                                                                        --------------------------    ---------------------------
Interest expense
   Deposits                                                                              2,895,656                      2,304,260
   Federal funds purchased and securities sold
       under repurchase agreements                                                         129,927                         47,850
   Other borrowings                                                                        233,194                        135,196
                                                                        --------------------------    ---------------------------
                                                                                         3,258,777                      2,487,306
                                                                        --------------------------    ---------------------------
Net interest income                                                                      3,575,101                      3,112,686

Provision for loan losses                                                                  258,000                        227,000
                                                                        --------------------------    ---------------------------
Net interest income after provision for loan losses                                      3,317,101                      2,885,686
                                                                        --------------------------    ---------------------------
Non-interest income
   Service charges and fees on deposits                                                    639,948                        655,420
   Gain on sale of loans                                                                   118,844                        198,011
   Investment securities losses, net                                                       (28,517)                        (1,128)
   Miscellaneous income                                                                     76,426                         74,260
                                                                        --------------------------    ---------------------------
                                                                                           806,701                        926,563
                                                                        --------------------------    ---------------------------

Non-interest expense
   Salaries                                                                              1,211,932                      1,123,123
   Employee benefits                                                                       360,567                        334,540
   Occupancy expenses                                                                      408,901                        408,455
   Other operating expenses                                                                753,467                        707,545
                                                                        --------------------------    ---------------------------
                                                                                         2,734,867                      2,573,663
                                                                        --------------------------    ---------------------------
Income before income taxes                                                               1,388,935                      1,238,586

Income tax expense                                                                         479,200                        448,051
                                                                        --------------------------    ---------------------------
Net income                                                                              $  909,735                     $  790,535
                                                                        ==========================    ===========================
Basic income per share                                                                       $0.43                          $0.38
                                                                        ==========================    ===========================
Weighted average common shares outstanding                                               2,093,152                      2,093,152
                                                                        ==========================    ===========================
See notes to consolidated financial statements.

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                         Three Months Ended March 31,
                                                                     2000                          1999
                                                                 ------------                  ------------
Cash flows from operating activities
Net income                                                       $    909,735                  $    790,535
  Adjustments to reconcile net income to net cash
   provided by operating activities
     Depreciation and amortization                                    279,735                       286,125
     Provision for loan losses                                        258,000                       227,000
     Net investment securities losses                                  28,517                         1,128
     Net (accretion) amortization of discount/premium
       on investment securities                                        (7,775)                       15,069
     Gain (loss) on disposal of premises and equipment                    204                          (870)
     Gain on the sale of other real estate                                 -                         (5,274)
     Gain on sale of loans                                           (118,844)                     (198,011)
     Real estate loans originated for sale                         (7,928,275)                   (8,933,767)
     Proceeds from sales of real estate loans                       7,583,875                     9,849,023
     Increase in accrued interest receivable                         (220,406)                     (100,751)
     Increase in prepaid expense                                     (116,709)                      (68,050)
     Increase in other assets                                        (485,127)                      787,004
     Increase in accrued interest and other liabilities             1,052,593                       489,614
                                                                 ------------                  ------------
       Net cash provided by operating activities                    1,235,523                     3,138,775
                                                                 ------------                  ------------
Cash flows from investing activities
     Proceeds from sales of available-for-sale securities           2,927,861                     3,841,698
     Proceeds from maturities of
       available-for-sale securities                                  725,680                     3,497,833
     Proceeds from maturities of held-to-maturity
       securities                                                      36,008                        16,315
     Purchase of held-to-maturity securities                         (207,532)                     (197,736)
     Purchase of available-for-sale securities                    (12,587,768)                  (10,058,041)
     Purchase of FHLB stock                                          (171,600)                            -
     Net increase in loans                                        (11,863,595)                  (10,287,513)
     Net purchase of premises and equipment                          (102,262)                      (82,044)
     Proceeds from the sale of other real estate                            -                       484,832
     Proceeds from the sale of premises and equipment                  35,923                        10,010
                                                                 ------------                  ------------
     Net cash used in investing activities                        (21,207,285)                  (12,774,646)
                                                                 ------------                  ------------
 Cash flows from financing activities
     Net increase in deposits                                      21,858,546                    17,282,960



     Net increase in federal funds purchased and
       securities sold under repurchase agreements                  3,633,772                     8,584,323
     Payments on notes and bonds payable                             (350,000)                     (550,000)
     Advances from Federal Home Loan Bank                          17,000,000                             -
     Payments of FHLB advances                                    (11,000,000)                            -
                                                             -----------------              ----------------
        Net cash provided by financing activities                  31,142,318                    25,317,283
                                                             -----------------              ----------------
        Net increase in cash and cash equivalents                  11,170,556                    15,681,412

Cash and cash equivalents at beginning of period                   23,472,007                     9,916,911
                                                             ----------------               ---------------
Cash and cash equivalents at end of period                       $ 34,642,563                  $ 25,598,323
                                                             ================               ===============

Supplemental disclosures of cash paid during the period for:
     Interest                                                       3,095,871                     2,457,604
     Income taxes                                                      12,000                        76,413
See notes to consolidated financial statements.

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                      March 31, 2000 and December 31, 1999

Note 1 - Basis of Presentation

The accompanying financial statements include the accounts of Georgia Bank Financial Corporation and its wholly-owned subsidiary, Georgia Bank & Trust Company. Significant intercompany transactions and accounts are eliminated in the consolidation.

The financial statements for the three months ended March 31, 2000 and 1999 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.

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

Note 2 - Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No.. 133 is effective for financial statements for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 (an amendment of FASB Statement No. 133) SFAS No. 133, as amended, is now effective for all fiscal quarters of fiscal years beginning after June 15, 2000 The Company does not believe the provisions of SFAS No. 133 will have a significant impact on the financial statements upon adoption.

Note 3 - Comprehensive Income

Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The primary component of the differences between net income and comprehensive income for the Company is net unrealized gains and losses on investment securities. Total comprehensive income for the three months ended March 31, 2000 was $1,285,371 compared to $1,147,865 for the three months ended March 31, 1999.

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

Net Income
----------

The Company's net income was $910,000 for the first quarter of 2000, an increase of $119,000 (15.0%) compared to net income of $791,000 for the first quarter of 1999. Earnings per share were $0.43 in the first quarter of 2000 compared to $0.38 for the first quarter 1999, an increase of 13.2%. Total assets increased to $376 million, an increase of $34 million (9.9%) from year-end 1999 and $54 million (16.8%) from March 31, 1999.

The increase in net income resulted primarily from an increase in net interest income of $462,000. Non-interest income decreased $120,000. The Company's provision for loan losses during the quarter was $258,000, an increase of $31,000, and non-interest expense increased $161,000. Income before income taxes increased $150,000 (12.1%).

The return on average assets for the Company was 1.03% for the quarter ended March 31, 2000, compared to 1.04% for the same period last year. The decrease in return on average assets is the result of significant growth in assets during the first quarter of 2000, due primarily to growth in temporary deposits and loan balances. The return on average equity for the three month period ended March 31, 2000 was 11.95%, compared to 10.83% for the comparable period in 1999.

Net Interest Income
-------------------

Net interest income increased $462,000 (14.8%) during the first quarter of 2000 over the comparable period in 1999, primarily due to increases in interest earning asset balances. Interest earning assets were $347.2 million at March 31, 2000, an increase of $31.0 million (9.8%) over year-end 1999 and $49.8 million (16.75%) over March 31, 1999. Loans, the highest yielding component of interest earning assets, were $251.3 million, an increase of $12.3 million (4.9%) over year-end 1999 and $33.4 million (15.3%) over March 31, 1999. Investments in securities were $77.2 million, an increase of $9.8 million (14.5%) from year-end and $10.6 million (15.9%) from March 31, 1999. Federal funds sold increased over year-end by $8.9 million, and increased $5.7 million from March 31, 1999. The substantial increase in federal funds sold during the first quarter of 2000 is attributable to temporary deposits of approximately $8.6 million received on March 31, 2000. The growth in federal funds sold is temporary as a significant amount of the deposits supporting this asset are expected to be withdrawn early in the second quarter of 2000 and the remainder of the federal funds sold are expected to be reinvested in higher yielding loans and securities.

Interest Income
---------------

Interest income increased $426,000 (6.3%) for the first quarter of 2000 from the fourth quarter of 1999 and increased $1.2 million (21.4%) over the comparable quarter in 1999. Interest income on loans increased $276,000 (5.2%) for the first quarter when compared to fourth quarter 1999 and increased $884,000 (18.8%) over the comparable quarter of 1999. The increase in interest income on loans is attributable to both higher interest rates as well as an increase in loan balances. Interest income earned on investment securities increased $168,000 (17.1%) for the quarter from the fourth quarter of 1999 and increased $326,000 (39.4%) from the first quarter of 1999. The increase in interest earned on investment securities is due to higher interest rates and an increase in investment balances. Interest income from federal funds sold decreased $19,000 (16.1%) over the fourth quarter of 1999 and increased $24,000 over the comparable quarter ended March 31, 1999. The decrease in Federal Funds Sold as compared to the fourth quarter of 1999 is attributable to excess cash maintained for Y2K in December 1999 while the increase over the comparable quarter ended March 31, 1999 is due to fluctuating deposits.

Interest Expense
----------------

Interest expense totaled $3.3 million for the first quarter of 2000, an increase of $242,000 (8.0%) from the fourth quarter of 1999, and an increase of $771,000 (31.0%) over the comparable quarter in 1999. Interest on interest-bearing deposits increased $175,000 (6.4%) over the fourth quarter of 1999 and $591,000 (25.7%) over the quarter ended March 31, 1999. The increase is due to higher interest rates and higher volumes of interest-bearing deposit balances. Interest-bearing balances were $255.6 million at March

31, 2000, an increase of $15.6 million (6.5%) from December 31, 1999 and $28.8 million (12.7%) over March 31, 1999. However, approximately $5,000,000 of temporary interest-bearing deposits were received on March 31, 2000. Interest expense on Federal Funds purchased and securities sold under repurchase agreements increased $33,000 (16.9%) and 82,000 (171.5%) over the quarters ended December 31, 1999 and March 31, 1999, respectively. This increase is due to higher interest rates and higher volumes of securities sold under repurchase agreements. Interest expense on Other Borrowings increased 34,000 (16.9%) over the quarter ended December 31, 1999, and $98,000 (72.5%) from the quarter ended March 31, 1999. This increase is due to increased Federal Home Loan Bank borrowings needed to support loan growth. Federal Home Loan Bank borrowings increased $6.0 million (40.0%) from December 1999 and $12.0 million (133.3%) from March 1999. However, $4.0 million of Federal Home Loan Bank borrowings at March 31, 2000 were repaid on April 2, 2000.

Non-interest Income
-------------------

Non-interest income for the first quarter decreased $55,000 (6.3%) from the fourth quarter of 1999 and $120,000 (12.9%) from the first quarter of 1999. The decrease from the fourth quarter is a result of lower services charges and fees on deposits of $55,000, primarily NSF income and safe deposit income and losses on investment securities of $21,000. The decrease was offset by gains on sale of mortgage loans of $22,000 The decrease in sale of mortgage loans to attributable to the rising interest rates. The decrease from the first quarter of 1999 resulted from a $15,000 decrease in service charges and fees on deposits due to lower NSF fees and ATM surcharge income resulting from the removal of three ATM machines. Non-interest income also decreased due to decreases in gain on sale of mortgage loans of $79,000 resulting from lower volumes of loan originations as well as an increase in losses on investment securities sales.

Non-interest Expense
--------------------

Non-interest expense totaled $2.7 million for the first quarter of 2000, an increase of $12,000 (0.4%) above the fourth quarter of 1999 and an increase of $161,000 (6.3%) over the comparable period in 1999. The increase over the fourth quarter of 1999 is the result due primarily to higher personnel expense offset by lower processing costs than were incurred in the fourth quarter of 1999 resulting from Y2K and ATM conversion expenses. The increase from the comparable period in 1999 is primarily attributable to increases in personnel expenses, professional fees, contributions, and communications expenses which were offset by decreases in marketing and business development expenses.

The increase in non-interest expense from the comparable period in 1999 reflects the continued growth in the Company's local market share. The increased operating expenses and personnel expenses associated with operating seven banking offices reflects increased volumes of loans and deposits. Management continues to focus on expense control and improving operating efficiencies. The operating efficiency ratio improved to 62.0% during the first quarter of 2000 as compared to 63.7% for the first quarter of 1999.

Income taxes
------------

Income taxes in the first quarter of 2000 totaled $479,000; an increase of $31,000 over the first quarter of 1999 as a result of increased income before taxes.

Asset quality
-------------

The table on page 12 shows the current and prior period amounts of non-performing assets. Non-performing assets were $1.2 million at March 31, 2000, compared to $1.2 million at December 31, 1999 and $2.2 million at March 31, 1999. The ratio of non-performing assets to total loans and other real estate was .46% at March 31, 2000, down from .94% at December 31, 1999 and down from 1.03% at March 31, 1999. Reduction of non-performing assets continues to be a priority of management.

Loans past due 90 days or more and still accruing interest totaled $375,000, up from $251,000 at December 31, 1999 and up from $20,000 at March 31, 1999. Based upon information available to it, management believes that the value of collateral securing each loan is sufficient to cover principal and interest.

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management's analysis of potential risk in the loan portfolio. The amount of the loan loss provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the allowance in a given period, and assessment of present and anticipated economic conditions. A provision for losses in the amount of $258,000 was charged to expense for the first quarter ended March 31, 2000 compared to $227,000 for the same quarter of 1999. The increase in the loan loss provision resulted from the continuing growth in the level of loans
outstanding.    At March 31, 2000, the ratio of allowance for loan losses to total loans was 1.51%, compared to 1.50% at December 31, 1999 and 1.29% at March 31, 1999. Management considers the current allowance for loan losses appropriate based upon its analysis of the potential risk in the portfolio, although there can be no assurance that the assumptions underlying such analysis will continue to be correct.

Liquidity and Capital Resources
-------------------------------

The Company's liquidity remains adequate to meet operating and loan funding requirements. The loan to deposit ratio at March 31, 2000 was 82.40% compared to 84.43% at December 31, 1999 and 81.06% at March 31, 1999. The decrease in the loan to deposit ratio during the first quarter of 2000 is the result of deposit balances increasing in greater proportion to loans as deposit balances increased $21.9 million while loans increased $12.3 million. The loan to deposit ratio increased when compared to March 31, 1999 as the percentage increase in loans increased faster (15.3%) than the percentage increase in deposit balances (13.5%). The Company utilizes the Federal Home Loan Bank as a source of funds and had $21.0 million borrowed at March 31, 2000 and $15 million borrowed at December 31, 1999. The Company had $9.0 million in Federal Home Loan

Bank borrowings outstanding at March 31, 1999. The Company repaid $4.0 million Federal Home Loan Bank borrowings on April 2, 2000.

     Total stockholders' equity was $31.1 million at March 31, 2000, increasing $1.3 million or 4.3% from December 31, 1999. The increase was comprised of earnings of $910,000 and other comprehensive income of $376,000. The increase in other comprehensive income represents unrealized gains on investments, including equity securities.

     Shareholders' equity to total assets was 8.28% at March 31, 2000, compared to 8.72% at December 31, 1999. This decrease reflects the $33 million growth of total assets during the first quarter of 2000. The capital of the Company and the Bank exceeded all required regulatory guidelines at March 31, 2000. The Company's Tier 1 risk-based, total risk-based and the leverage capital ratios were 11.04%, 12.30% and 8.82%, respectively, at the end of the first quarter of 2000. The schedule on page 13 reflects the current capital levels in more detail, including comparisons to regulatory requirements.

Effects of Inflation and Changing Prices
----------------------------------------

     Inflation generally increases the cost of funds and operating overhead and to the extent loans and other assets bear variable rates, the yields on such assets. Unlike industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on the performance of a financial institution than the effects of general levels of inflation. Although interest rates do not necessarily move in the same direction and to the same extent as the prices of goods and services, increases in inflation generally have resulted in increased interest rates. In addition, inflation can increase a financial institution's cost of goods and services purchased, the cost of salaries and benefits, occupancy expense and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings, and stockholders' equity. Mortgage originations and refinancings tend to slow as interest rates increase, and can reduce the Company's earnings from such activities and the income from the sale of residential mortgage loans in the secondary market.

                       GEORGIA BANK FINANCIAL CORPORATION
                          CONSOLIDATED FINANCIAL DATA
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                          Three Months Ended March 31,
                                                                          -----------------------------
PROFITABILITY                                                               2000                     1999
-------------                                                              ------                   ------
Return on average assets *                                                  1.03%                    1.04%

Return on average equity *                                                 11.95%                   10.83%


ALLOWANCE FOR LOAN LOSSES
-------------------------

Beginning balance, January 1                                              $3,592                   $2,715
Provision charged to expense                                                 258                      227
Recoveries                                                                    30                       16
Loans charged off                                                             76                      141
Ending balance, March 31                                                  $3,804                   $2,817

NON-PERFORMING ASSETS                                   March 31, 2000          December 31, 1999      March 31, 1999
---------------------

Non-accrual loans                                               $1,150                     $1,190               $2,223
Other real estate owned                                             17                         17                   20
Restructured loans                                                  --                         --                   --
                                                      ----------------          -----------------        -------------
Total non-performing assets                                     $1,167                     $1,207               $2,243
                                                      ================          =================        =============
LOANS PAST DUE 90 DAYS OR
MORE AND STILL ACCRUING                                         $  375                     $  251               $   20
                                                      ================          =================        =============

*  Annualized

                      Georgia Bank Financial Corporation
                                     And
                         Georgia Bank & Trust Company
                       Regulatory Capital Requirements
                                March 31, 2000
                           (Dollars in Thousands)

                                                     Actual                       Required                       Excess
                                             Amount          Percent        Amount         Percent         Amount        Percent
                                           --------------------------     --------------------------     ------------------------
Georgia Bank Financial Corporation

Risk-based capital:
   Tier 1 capital                           31,153           11.04%         11,284           4.00%          19,869         7.04%
   Total capital                            34,704           12.30%         22,568           8.00%          12,136         4.30%
Tier 1 leverage ratio                       31,153            8.82%         14,131           4.00%          17,022         4.82%

Georgia Bank & Trust Company

Risk-based capital:
   Tier 1 capital                           28,835           10.30%         11,193           4.00%          17,642         6.30%
   Total capital                            32,337           11.56%         22,386           8.00%           9,951         3.56%
Tier 1 leverage ratio                       28,835            8.21%         14,056           4.00%          14,779         4.21%

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK

  The Company has not provided quantitative and qualitative disclosures about market risk as required by Item 305 of Regulations S-K because it has previously met the requirements of a small business issuer. The Company will be required to provide this disclosure for the year ending December 31, 2000 and interim periods subsequent to that date.

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

  None.

Item 5.           Other Information.

  None.

Item 6.           Exhibits and Reports on Form 8-K.

  (a)   Exhibits

        3.1 Articles of Incorporation of the Company incorporated by reference from the Company's registration statement on Form SB-2 filed August 20, 1997 (Registration No. 333-34037).

        3.2 Bylaws of the Company (Incorporated by reference to the Company's Form 10-SB, dated April 29, 1994).

       27.1  Financial Data Schedule

  (b)  Reports on Form 8-K

       None.

                       GEORGIA BANK FINANCIAL CORPORATION
                              Form 10-Q Signatures

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                GEORGIA BANK FINANCIAL CORPORATION



Date:     May 11, 2000          By: /s/ Ronald L. Thigpen
    ------------------              --------------------------
                                Ronald L. Thigpen
                                Executive Vice President, Chief Operating
                                Officer (Duly Authorized Officer of
                                Registrant and Principal Financial Officer)