Form 10-Q
period 2000-06-30
GEORGIA BANK FINANCIAL CORP /GA
filed 2000-08-14
CIK 880116

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)

 X    Quarterly Report under Section 13 or 15(d) of the Securities Exchange
---
      Act of 1934
      For the quarterly period ended June 30, 2000.
                                     -------------

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

  2,083,636 shares of common stock, $3.00 par value per share, outstanding as of June 30, 2000.

                      GEORGIA BANK FINANCIAL CORPORATION
                                   FORM 10-Q
                                     INDEX

                                                                          Page

Part I
        Item 1.  Financial Statements (Unaudited)

                 Consolidated Balance Sheets as of June 30, 2000 and
                 December 31, 1999                                          3
                 Consolidated Statements of Income for the quarters
                 ended June 30, 2000 and June 30, 1999 and the
                 six months ended June 30, 2000 and June 30, 1999           4
                 Consolidated Statements of Cash Flows for the
                 six months ended June 30, 2000 and June 30, 1999           5
                 Notes to Consolidated Financial Statements                 7

        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations              8

        Item 3.  Quantitative and Qualitative Disclosures about
                 Market Risk                                               16

Part II Other Information

        Item 1.  Legal Proceedings                                          *

        Item 2.  Changes in Securities                                      *

        Item 3.  Defaults Upon Senior Securities                            *

        Item 4.  Submission of Matters to a Vote of Security-Holders       17

        Item 5.  Other Information                                          *

        Item 6.  Exhibits and Reports on Form 8-K                          18

Signature                                                                  19

* No information submitted under this caption

                                     PART I
                             FINANCIAL INFORMATION

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                          Consolidated Balance Sheets
                                  (Unaudited)


                             ASSETS

                                                                     June 30,       December 31,
                                                                      2000              1999
                                                                 -------------     --------------
Cash and due from banks                                          $ 13,484,699       $ 13,642,007
Federal funds sold                                                 12,360,000          9,830,000
Interest bearing deposits in other banks                              500,000                  -
                                                                 ------------       ------------
    Cash and cash equivalents                                      26,344,699         23,472,007

Investment Securities
   Available-for-sale                                              69,661,495         60,054,449
   Held-to-maturity, at cost (fair values of
       $8,369,295 and $7,102,291, respectively)                     8,501,296          7,281,743

Loans                                                             257,384,652        239,031,667
   Less allowance for loan losses                                  (3,966,330)        (3,591,613)
                                                                 ------------       ------------
       Loans, net                                                 253,418,322        235,440,054

Premises and equipment, net                                        10,056,679         10,481,160
Accrued interest receivable                                         3,188,070          2,792,978
Other real estate                                                      16,942             16,942
Intangible assets, net                                                431,263            492,806
Other assets                                                        2,554,881          2,068,970
                                                                 ------------       ------------

                                                                 $374,173,647       $342,101,109
                                                                 ============       ============

               LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
     Non-interest bearing                                        $ 48,464,350       $ 43,171,186
     Interest bearing
        NOW accounts                                               38,044,388         34,659,905
        Savings                                                    99,352,751         94,010,408
        Money management accounts                                  17,783,567         14,674,717
        Time deposits over $100,000                                47,416,368         45,454,055
        Other time deposits                                        51,630,706         51,150,474
                                                                 ------------       ------------
                                                                  302,692,130        283,120,745
Federal funds purchased and securities sold
    under repurchase agreements                                    17,866,031         11,331,388
Advances from Federal Home Loan Bank                               17,000,000         15,000,000
Other borrowed funds                                                  900,000          1,000,000
Accrued interest and other liabilities                              4,153,418          1,832,245
                                                                 ------------       ------------
          Total liabilities                                       342,611,579        312,284,378
                                                                 ------------       ------------

Stockholders' equity
  Common Stock, $3.00 par value; authorized 10,000,000
     shares; issued 2,093,152 in 2000 and 1999; outstanding
     2,083,636 in 2000 and 2,093,152 in 1999                        6,279,456          6,279,456
  Additional paid-in capital                                       21,259,955         21,259,955
  Retained earnings                                                 5,051,130          3,166,195
  Accumulated  other comprehensive loss                              (770,081)          (888,875)
  Treasury Stock, at cost, 9,516 shares                              (258,392)                 -
                                                                 ------------       ------------
          Total stockholders' equity                               31,562,068         29,816,731
                                                                 ------------       ------------

                                                                 $374,173,647       $342,101,109
                                                                 ============       ============
See notes to consolidated financial statements.

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                       Consolidated Statements of Income
                                  (Unaudited)

                                                        Three Months Ended             Six Months Ended
                                                              June 30,                     June 30,
                                                    -------------------------   ------------   -----------
                                                        2000         1999           2000          1999
                                                    ----------    -----------   ------------   -----------
Interest Income
   Loans, including fees                            $5,921,055     $4,890,026    $11,503,838   $ 9,589,052
   Investment securities                             1,200,956        977,880      2,354,445     1,805,213
   Federal funds sold                                  212,054         77,699        309,660       151,332
   Interest bearing deposits in other banks             14,344              -         14,344             -
                                                    ----------    -----------    -----------   -----------
                                                     7,348,409      5,945,605     14,182,287    11,545,597
                                                    ----------    -----------    -----------   -----------
Interest Expense
   Deposits                                          3,131,088      2,382,321      6,026,744     4,686,581
   Federal funds purchased and securities sold
       under repurchase agreements                     174,908         94,329        304,835       142,179
   Other borrowings                                    265,429        165,298        498,623       300,494
                                                    ----------    -----------    -----------   -----------
                                                     3,571,425      2,641,948      6,830,202     5,129,254
                                                    ----------    -----------    -----------   -----------

Net Interest Income                                  3,776,984      3,303,657      7,352,085     6,416,343

Provision for loan losses                              240,000        197,000        498,000       424,000
                                                    ----------    -----------    -----------   -----------

Net interest income after provision for loan losses  3,536,984      3,106,657      6,854,085     5,992,343
                                                    ----------    -----------    -----------   -----------

Non-interest Income
   Service charges and fees on deposits                697,719        647,538      1,337,667     1,302,958
   Gain on sale of loans                               119,669        230,367        238,513       428,378
   Investment securities gains (losses), net                 -              -        (28,517)       (1,128)
   Miscellaneous income                                 89,401         60,599        165,827       134,859
                                                    ----------    -----------    -----------   -----------
                                                       906,789        938,504      1,713,490     1,865,067
                                                    ----------    -----------    -----------   -----------
          Investment securities losses, net
Non-interest Expense
   Salaries                                          1,321,709      1,178,807      2,533,641     2,301,930
   Employee benefits                                   392,803        338,042        753,370       672,582
   Occupancy expenses                                  411,254        409,704        820,155       818,159
   Other operating expenses                            807,307        722,677      1,560,774     1,430,222
                                                    ----------    -----------    -----------   -----------
                                                     2,933,073      2,649,230      5,667,940     5,222,893
                                                    ----------    -----------    -----------   -----------

Income before income taxes                           1,510,700      1,395,931      2,899,635     2,634,517

Income tax expense                                     535,500        518,000      1,014,700       966,051
                                                    ----------    -----------    -----------   -----------

Net Income                                          $  975,200     $  877,931    $ 1,884,935   $ 1,668,466
                                                    ==========    ===========    ===========   ===========

Basic income per share                              $     0.47     $     0.42    $      0.90   $      0.80

Weighted average common shares outstanding           2,088,744      2,093,152      2,090,948     2,093,152


See notes to consolidated financial statements.

                                                  4

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                     Six Months Ended June 30,
                                                                      2000              1999
                                                                  ------------     -------------
Cash flows from operating activities
Net income                                                        $  1,884,935     $   1,668,466
  Adjustments to reconcile net income to net cash
     provided by operating activities
     Depreciation and amortization                                     561,062          572,089
     Provision for loan losses                                         498,000          424,000
     Net investment securities losses                                   28,517            1,128
     Net amortization (accretion) of premium/discount on
        investment securities                                          (21,031)          44,298
     Gain on disposal of premises and equipment                        (53,883)          (1,020)
     Gain on the sale of other real estate                                   -          (19,824)
     Gain on sale of loans                                            (238,513)        (428,378)
     Real estate loans originated for sale                         (13,932,295)     (19,403,827)
     Proceeds from sales of real estate loans                       14,343,095       20,936,233
     Net increase in accrued interest receivable                      (395,092)        (329,870)
     Net (increase) decrease in prepaid expense                        (78,296)          48,550
     Net (increase) decrease in other assets                          (468,811)       1,054,682
     Net increase in accrued interest and other liabilities          2,321,173           82,306
                                                                  ------------     ------------
          Net cash provided by operating activities                  4,448,861        4,648,833
                                                                  ------------     ------------

Cash flows from investing activities
     Proceeds from sales of available-for-sale securities            2,927,861        3,841,698
     Proceeds from maturities of available-for-sale securities       2,179,146        7,942,669
     Proceeds from maturities of held-to-maturity securities           132,772           32,597
     Purchase of held-to-maturity securities                        (1,357,570)      (1,217,933)
     Purchase of available-for-sale securities                     (14,364,704)     (20,023,693)
     Purchase of FHLB stock                                           (171,600)               -
     Proceeds from redemption of FHLB stock                                  -          211,200
     Net increase in loans                                         (18,648,555)     (17,531,262)
     Net purchase of premises and equipment                           (596,823)        (197,385)
     Proceeds from the sale of other real estate                             -          509,382
     Proceeds from the sale of premises and equipment                  575,668           10,160
                                                                  ------------     ------------
          Net cash used in  investing activities                   (29,323,805)     (26,422,567)
                                                                  ------------     ------------

Cash flows from financing activities
     Net increase in deposits                                       19,571,385       13,496,738
     Net increase in federal funds purchased and
          securities sold under repurchase agreements                6,534,643       13,363,814
     Proceeds from notes and  bonds payable                                  -          100,000
     Payments on notes and bonds payable                              (100,000)               -
     Advances from Federal Home Loan Bank                           17,000,000        5,000,000
     Payments of Federal Home Loan Bank advances                   (15,000,000)      (5,000,000)
     Purchase of treasury stock                                       (258,392)               -
                                                                  ------------     ------------
          Net cash provided by financing activities                 27,747,636       26,960,552
                                                                  ------------     ------------

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                      Six Months Ended June 30,
                                                                        2000            1999
                                                                    -----------     -----------
          Net increase in cash and cash equivalents                   2,872,692       5,186,818

Cash and cash equivalents at beginning of period                     23,472,007       9,916,911
                                                                    -----------     -----------

Cash and cash equivalents at end of period                          $26,344,699     $15,103,729
                                                                    ===========     ===========
Supplemental disclosures of cash paid during the period for:
          Interest                                                  $ 6,178,535     $ 5,236,008
                                                                    ===========     ===========
          Income taxes                                              $    12,000     $   783,413
                                                                    ===========     ===========
See notes to consolidated financial statements.

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                 June 30, 2000


Note 1 - Basis of Presentation

The accompanying financial statements include the accounts of Georgia Bank Financial Corporation and its wholly-owned subsidiary, Georgia Bank & Trust Company. Significant intercompany transactions and accounts are eliminated in the consolidation.

The financial statements for the six months ended June 30, 2000 and 1999 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.

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


Note 3 - Comprehensive Income

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The primary component of the differences between net income and comprehensive income for the Company is net unrealized gains and losses on investment securities. Total comprehensive income (loss) for the six months ended June 30, 2000 was $2,003,729 compared to $1,010,812 for the six months ended June 30, 1999 and for the three months ended June 30, 2000 was $718,358 compared to ($137,053) for the three months ended June 30, 1999.

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

Performance Overview
---------------------

The Company's net income for the second quarter of 2000 was $975,000, which was an increase of $97,000 (11.1%) compared to net income of $878,000 for the second quarter of 1999. Earnings per share were $0.47 for the second quarter of 2000 compared to $0.42 for the second quarter of 1999. Net income for the first six months of 2000 was $1,885,000, an increase of $217,000 (13.0%) above net income of $1,668,000 for the first six months of 1999. Total assets increased $50.2 million (15.5%) over June 30, 1999 and $31.6 (9.2%) million from year end 1999.

For the second quarter of 2000, as compared to the second quarter of 1999, the increase in net income resulted from an increase in net interest income of $473,000, which was partially offset by a decrease in non-interest income of $32,000 and an increase in non-interest expense of $284,000. The provision for loan losses for the quarter was $240,000, an increase from the comparable 1999 quarter of $43,000. The net impact of these changes was an increase in income before taxes of $114,000. However, the provision for income taxes increased to $536,000, an increase of $17,000 over second quarter 1999.

The return on average assets for the Company was 1.03% for the six months ended June 30, 2000, compared to 1.07% for the same period last year. The return on average stockholders' equity was 12.10%, versus 11.43% for the comparable period in 1999.

Net Interest Income
-------------------

Net interest income increased $473,000 (14.3%) over the second quarter of 1999 and $936,000 (14.6%) during the first six months over the comparable period in 1999, primarily due to increases in loans outstanding as the earning asset mix has improved and higher interest rates. Interest earning assets were $348.4 million at June 30, 2000, an increase of $48.1 million over June 30, 1999 and $32.2 million over year-end 1999. Loans, historically the highest yielding component of interest earning assets, increased $32.7 million (14.5%) over the comparable period in 1999 and $18.4 million (7.7%) over year end 1999. Investment securities increased $6.9 million (9.7%) over the comparable period in 1999 and $10.8 million from year end 1999. Federal funds sold increased $8.0 (185.5%) million from June 30, 1999 and $2.5 million (25.7%) from year end 1999. Interest bearing deposits increased $500,000 over the second quarter of 1999 and over the comparable 1999 six month period.

Interest Income
---------------

Interest income increased $1.4 million (23.4%) over the second quarter of 1999 and $2.6 million (22.7%) over the six months ended June 30, 1999. Interest income on loans increased $1.0 million (21.1%) over the second quarter of 1999 and $1.9 million (20.0%) over the comparable six month period in 1999. These increases are the result of significantly higher volumes of loans and higher interest rates. Interest income earned on investment securities increased $223,000 (22.8%) over the second quarter of 1999 and increased $549,000 (30.4%) over the comparable period in 1999. The volume of investment securities increased $6.9 million from the comparable 1999 six month period and $10.8 million from year end 1999. Additionally, the tax equivalent yield of the investment portfolio was 5.82%, 6.15% and 6.46% at June 30, 1999, December 31, 1999 and June 30, 2000, respectively. In July 1999, lower yielding investments were swapped for higher yielding investments which significantly enhanced the portfolio's earning potential. Interest income from Federal funds sold increased $134,000 (172.9%) from the second quarter 1999 and $158,000 from the comparable six month period in 1999. These increases are due to higher average balances of Fed Funds sold and higher Fed Funds interest rates.

Interest Expense
----------------

Interest expense increased $929,000 (35.2%) over the second quarter of 1999 and $1.7 million (33.2%) over the comparable six month period in 1999. Interest expense on deposits increased $748,000 (31.4%) over the second quarter of 1999 and $1.3 million (28.6%) over the comparable six month period in 1999. The Bank has experienced deposit growth in the amount of $37.7 million (14.2%) since June 30, 1999 and $19.6 million (6.9%) for the six months ended June 30, 2000. Deposit growth coupled with higher interest rates accounted for the increase in interest expense on deposits. Interest expense on Federal funds purchased and securities sold under repurchase agreements increased $81,000 (85.4%) from the second quarter of 1999 and increased $163,000 (114.4%) over the comparable six month period in 1999. These increases are attributable to increases in securities sold under repurchase agreements and an increase in interest rates. Interest expense on loans and borrowings increased $100,000 (60.6%) from the second quarter of 1999 and increased $198,000 (65.9%) over the comparable six month period in 1999. Federal Home Loan Bank borrowings increased $8.0 million from June 30, 1999 and $2.0 million from year end 1999. These increases coupled with rising interest rates accounted for the increased borrowings expense.

Non-interest Income
-------------------

Non-interest income for the second quarter was $907,000, $32,000 (3.4%) below the second quarter 1999 and $152,000 (8.1%) below the comparable six month period in 1999. Both periods experienced increases in average deposit account balances which resulted in increases in service charges and fees on deposits of $50,000 (7.7%) over second quarter 1999 and $35,000 (2.7%) over the comparable six month period in 1999. Fee income from origination and sale of mortgages in the secondary market decreased $111,000 (48.1%) from the comparable 1999 quarter and $190,000 (44.3%) from the comparable six month period of 1999. This is due to rising interest rates and resulting lower volumes in mortgage originations. Retail investment fee income was $72,000 for the second quarter, an increase of $16,000 (28.57%) from the second quarter of 1999 and an increase of $15,000 (12.0%) over the comparable six month period in 1999. There were no investment security gains/losses for the second quarter of 2000 or 1999. There was a $27,000 greater loss than for the comparable 1999 six month period as the result of selling lower yielding securities to be able to invest in higher yielding securities in the first quarter of 2000. Miscellaneous income, exclusive of Retail investment income, increased $13,000 over the second quarter of 1999 and $15,000 over the comparable six month period in 1999.

Non-interest Expense
--------------------

Non-interest expense totaled $2.9 million for the second quarter, an increase of $284,000 (10.7%) over the second quarter of 1999 and an increase of $445,000 (8.5%), over the comparable period in 1999. Salary and benefits expense increased $198,000 (13.0%) over the second quarter of 1999 and $312,000 (10.5%) over the six months ended June 30, 1999. Occupancy expense increased $2,000 (0.4%) over the second quarter of 1999 and $2,000 (0.2%) over the comparable six month period in 1999. Other operating expenses increased $84,000 (11.7%) over the second quarter of 1999 and $131,000 (9.1%) over the comparable 1999 six month period.

The Company continues to add services that should contribute to profitability in the future. The increases in salary and benefits for both quarterly and six months periods are the result of the continued expansion in the Company's local market that is reflected in additions to staff, the establishment of a Trust Department in late March 2000 and the expansion of the Mortgage Department during June 2000. Occupancy expense remained relatively flat during both
periods as these departments are located in existing owned facilities.   Other
operating expenses increased moderately during a period of expansion with a $84,000 (11.7%) increase over the second quarter of 1999 and $131,000 (9.1%) over the comparable six month period in 1999. Expense control and improvement in operating efficiencies continues to be a primary focus of management.

Income Taxes
------------

Income taxes in the second quarter of 2000 totaled $535,000, an increase of $17,000 from the second quarter of 1999. Income taxes are provided for interim periods based on the estimated effective tax rate expected to be applicable for the full fiscal year.

Asset Quality
-------------

The table on page 15 shows the current and prior period amounts of non-performing assets. Non-performing assets were $1.1 million at June 30, 2000, compared to $1.2 million at December 31, 1999 and $2.4 million at June 30, 1999. The ratio of non-performing assets to total loans and other real estate was 0.43% at June 30, 2000, compared to 0.50% at December 31, 1999 and 1.05% at June 30, 1999. The control and monitoring of non-performing assets continues to be management's priority.

Loans past due 90 days or more and still accruing were $280,000 at June 30, 2000 compared to $251,000 at December 31, 1999 and $43,000 at June 30, 1999.

Net charge-offs for the six month period ending June 30, 2000 were $123,000 or 0.05% of average loans and compares favorably to the net charge-offs of $184,000 or 0.08% for the same period in 1999.

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management's analysis of potential risk in the loan portfolio. The amount of the loan loss provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the allowance in a given period, and an assessment of economic conditions. A provision for losses in the amount of $240,000 was charged to expense for the quarter ended June 30, 2000. At June 30, 2000, the ratio of allowance for loan losses to total loans was 1.54%, an increase from 1.50% at December 31, 1999 and 1.32% at June 30, 1999. Management considers the current allowance for loan losses appropriate based upon its analysis of the potential risk in the portfolio, although there can be no assurance that the assumptions underlying such analysis will continue to be correct.

Liquidity and Capital Resources
-------------------------------

The Company's liquidity remains adequate to meet operating and loan funding requirements. The loan to deposit ratio at June 30, 2000 was 85.03% compared to 84.43% at December 31, 1999 and 84.79% at June 30, 1999. Loans increased $32.7 million from June 30, 1999 and $18.4 million during the first six months while deposits increased $37.7 million during the quarter and increased $19.6 million
during the first six months of 2000.   The Company continued to see  increases
in deposit balances which exceeded loan growth in both comparable periods. The Company utilizes the Federal Home Loan Bank as a source of funds and has an additional $5.0 million credit available at June 30, 2000.

Shareholders' equity to total assets was 8.44% at June 30, 2000 compared to 9.16% at June 30, 1999 and 8.72% at December 31, 1999. This decrease is reflective of the growth experienced during the first six months of the year. The capital of the Company and the Bank exceeded all required regulatory guidelines at June 30, 2000. The Company's Tier 1 risk-based, total risk-based and the leverage capital ratios were 11.63%, 12.88%, and 8.72%, respectively, at June 30, 2000. The schedule on page 15 reflects the current regulatory capital levels in more detail, including comparisons to the regulatory minimums.

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

          GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                          CONSOLIDATED FINANCIAL DATA
                             (Dollars in Thousands)
                                  (Unaudited)

                                                        Six Months Ended June 30,
                                                    ---------------------------------
PROFITABILITY                                          2000                    1999
-------------                                       ---------                --------

Return on average assets *                             1.03%                     1.07%

Return on average equity *                            12.10%                    11.43%

ALLOWANCE FOR LOAN LOSSES
-------------------------

Beginning balance, January 1                         $3,592                    $2,715
Provision charged to expense                            498                       424
Recoveries                                               55                        38

Loans charged off                                       179                       222
Ending balance, June 30                              $3,966                    $2,955

NON-PERFORMING ASSETS                           June 30, 2000         December 31, 1999              June 30, 1999
---------------------                           -------------         -----------------              -------------

Non-accrual loans                                    $1,093                    $1,190                       $2,340
Other real estate owned                                  17                        17                           17
Restructured loans                                       --                        --                           --
                                              -------------             -------------                -------------
Total non-performing assets                          $1,110                    $1,207                       $2,357
                                              =============             =============                =============

LOANS PAST DUE 90 DAYS OR
MORE AND STILL ACCRUING                              $  280                    $  251                      $   43
                                              =============             =============               =============

*  Annualized

                      Georgia Bank Financial Corporation
                                      and
                         Georgia Bank & Trust Company
                        Regulatory Capital Requirements
                                 June 30, 2000
                            (Dollars in Thousands)

                                              Actual                       Required                     Excess
                                       Amount        Percent           Amount     Percent         Amount    Percent
                                    ----------------------------    -----------------------    --------------------------
Georgia Bank Financial Corporation

Risk-based capital:
   Tier 1 capital                      $32,159          11.63%          11,062        4.00%        21,097       7.63%
   Total capital                        35,630          12.88%          22,123        8.00%        13,507       4.88%
Tier 1 leverage ratio                   32,159           8.72%          14,753        4.00%        17,406       4.72%


Georgia Bank & Trust Company

Risk-based capital:
   Tier 1 capital                      $29,863          10.88%          10,980        4.00%        18,883       6.88%
   Total capital                        33,301          12.13%          21,959        8.00%        11,342       4.13%
Tier 1 leverage ratio                   29,863           8.14%          14,682        4.00%        15,181       4.14%

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

        Not applicable

Item 3. Defaults Upon Senior Securities

        Not applicable

Item 4. Submission of Matters to a Vote of Security-Holders.

        (a) The Annual Meeting of Shareholders was held on April 19, 2000 at the Company's office located at 3530 Wheeler Road, Augusta, Georgia.

        (b) The following directors were elected for a term of one year and until a successor is duly qualified and elected:

             William J. Badger
             R. Daniel Blanton
             William P. Copenhaver
             Warren Daniel
             Edward G. Meybohm
             Travers W. Paine III
             Robert W. Pollard, Jr.
             Randolph R. Smith
             Ronald L. Thigpen
             John W. Trulock, Jr.

        (c) The following matters were voted on at the meeting as was previously identified in the Proxy materials forwarded to each shareholder:

            1. Proposal to elect the ten individuals nominated by management as
               Directors.

               Votes were cast as follows:

            Director                      For        Against  Abstain
            --------                   ---------     -------  -------

            William J. Badger          1,721,655
            R. Daniel Blanton          1,721,655
            William P. Copenhaver      1,721,655
            Warren Daniel              1,721,655
            Edward G. Meybohm          1,721,655
            Travers W. Paine, III      1,721,655
            Robert W. Pollard, Jr.     1,721,655
            Randolph R. Smith, M.D.    1,721,655
            Ronald L. Thigpen          1,721,655
            John W. Trulock, Jr.       1,721,655

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

              None

                       GEORGIA BANK FINANCIAL CORPORATION
                              Form 10-Q Signatures


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           GEORGIA BANK FINANCIAL CORPORATION



Date: August 11, 2000      By: /s/ Ronald L. Thigpen
      ---------------          -------------------------------------------
                               Ronald L. Thigpen
                               Executive Vice President, Chief Operating
                               Officer (Duly Authorized Officer of
                               Registrant and Principal Financial Officer)