Form 10-Q
period 2000-09-30
GEORGIA BANK FINANCIAL CORP /GA
filed 2000-11-13
CIK 880116

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended September 30, 2000.
                                    ------------------

                                      or

[_] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________ to ________________.

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

     2,077,486 shares of common stock, $3.00 par value per share, issued and outstanding as of September 30, 2000.

                      GEORGIA BANK FINANCIAL CORPORATION
                                   FORM 10-Q
                                     INDEX

                                                                                              Page
Part I
        Item 1.   Financial Statements (Unaudited)

                  Consolidated Balance Sheets as of September 30, 2000 and
                  December 31, 1999                                                             3
                  Consolidated Statements of Income for the quarters
                  ended September 30, 2000 and September 30, 1999 and the
                  nine months ended September 30, 2000 and September 30, 1999                   4
                  Consolidated Statements of Cash Flows for the
                  nine months ended September 30, 2000 and September 30, 1999                   5
                  Notes to Consolidated Financial Statements                                    7

        Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                 8
        Item 3    Quantitative and Qualitative Disclosures about Market Risk                   16

Part II  Other Information

        Item 1.   Legal Proceedings                                                             *
        Item 2.   Changes in Securities                                                         *
        Item 3.   Defaults Upon Senior Securities                                               *
        Item 4.   Submission of Matters to a Vote of Security Holders                           *
        Item 5.   Other Information                                                             *
        Item 6.   Exhibits and Reports on Form 8-K                                              *

Signature                                                                                      18

* No information submitted under this caption

                                    PART I
                             FINANCIAL INFORMATION

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                          Consolidated Balance Sheets
                                  (Unaudited)
                              ASSETS

                                                                                September 30,     December 31,
                                                                                     2000               1999
                                                                                --------------------------------
Cash and due from banks                                                         $ 12,663,782        $ 13,642,007
Federal funds sold                                                                 5,540,000           9,830,000
Interest bearing deposits in other banks                                             500,000                   -
                                                                                ------------        ------------
    Cash and cash equivalents                                                     18,703,782          23,472,007

Investment Securities
   Available-for-sale                                                             70,182,829          60,054,449
   Held-to-maturity, at cost (fair values of
       $8,619,831 and $7,102,288, respectively)                                    8,722,546           7,281,743

Loans                                                                            269,740,236         239,031,667
   Less allowance for loan losses                                                 (4,004,102)         (3,591,613)
                                                                                ------------        ------------
Loans, net                                                                       265,736,134         235,440,054

Premises and equipment, net                                                       10,582,467          10,481,160
Accrued interest receivable                                                        3,288,235           2,792,978
Other real estate                                                                     16,942              16,942
Intangible assets, net                                                               400,492             492,806
Other assets                                                                       2,682,239           2,068,970
                                                                                ------------        ------------
                                                                                $380,315,666        $342,101,109
                                                                                ============        ============
                   LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
     Non-interest bearing                                                       $ 48,077,463        $ 43,171,186
     Interest bearing
        NOW accounts                                                              37,601,801          34,659,905
        Savings                                                                   97,443,908          94,010,408
        Money management accounts                                                 16,000,935          14,674,717
        Time deposits over $100,000                                               51,494,168          45,454,055
        Other time deposits                                                       48,616,927          51,150,474
                                                                                ------------        ------------
                                                                                 299,235,202         283,120,745
Federal funds purchased and securities sold
    under repurchase agreements                                                   27,909,925          11,331,388
Advances from Federal Home Loan Bank                                              17,000,000          15,000,000
Other borrowed funds                                                               1,000,000           1,000,000
Accrued interest and other liabilities                                             2,730,749           1,832,245
                                                                                ------------        ------------
          Total liabilities                                                      347,875,876         312,284,378
                                                                                ------------        ------------

Stockholders' equity
  Common Stock, $3.00 par value; authorized 10,000,000
     shares; issued 2,093,152 in 2000 and 1999; outstanding
     2,077,486 in 2000 and 2,093,152 in 1999                                       6,279,456           6,279,456
  Additional paid-in capital                                                      21,259,955          21,259,955
  Retained earnings                                                                6,071,302           3,166,195
  Accumulated  other comprehensive (loss)                                           (750,135)           (888,875)
  Treasury Stock, at cost, 15,666 shares                                            (420,788)                  -
                                                                                ------------        ------------

          Total stockholders' equity                                              32,439,790          29,816,731
                                                                                ------------        ------------
                                                                                $380,315,666        $342,101,109
                                                                                ============        ============

See notes to consolidated financial statements.

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                       Consolidated Statements of Income
                                  (Unaudited)

                                                                     Three Months Ended                  Nine Months Ended
                                                                        September 30,                       September 30,
                                                                 ----------------------------         ---------------------------
                                                                    2000             1999                2000            1999
                                                                 -----------      -----------         -----------    ------------
Interest Income
   Loans, including fees                                          $6,289,211       $5,110,058         $17,793,049     $14,699,110
   Investment securities                                           1,232,981          979,550           3,587,426       2,784,763
   Federal funds sold                                                 94,062          123,298             403,722         274,630
   Interest bearing deposits in other banks                            9,031                -              23,375               -
                                                                 -----------      -----------         -----------    ------------
                                                                   7,625,285        6,212,906          21,807,572      17,758,503
                                                                 -----------      -----------         -----------    ------------
Interest Expense
   Deposits                                                        3,255,680        2,572,955           9,282,424       7,259,536
   Federal funds purchased and securities sold
       under repurchase agreements                                   247,631          123,472             552,466         265,651
   Other borrowings                                                  267,269          138,673             765,892         439,167
                                                                 -----------      -----------         -----------    ------------
                                                                   3,770,580        2,835,100          10,600,782       7,964,354
                                                                 -----------      -----------         -----------    ------------

Net Interest Income                                                3,854,705        3,377,806          11,206,790       9,794,149

Provision for loan losses                                            250,000          591,000             748,000       1,015,000
                                                                 -----------      -----------         -----------    ------------

Net interest income after provision for loan losses                3,604,705        2,786,806          10,458,790       8,779,149
                                                                 -----------      -----------         -----------    ------------

Non-interest Income
   Service charges and fees on deposits                              753,927          686,188           2,091,594       1,989,146
   Gain on sale of loans                                             360,744          163,935             599,257         592,313
   Investment securities gain (loss), net                                  -        1,520,919             (28,517)      1,519,791
   Miscellaneous income                                               72,091           50,518             237,918         185,377
                                                                 -----------      -----------         -----------    ------------
                                                                   1,186,762        2,421,560           2,900,252       4,286,627
                                                                 -----------      -----------         -----------    ------------

Non-interest Expense
   Salaries                                                        1,540,365        1,137,050           4,074,006       3,438,980
   Employee benefits                                                 408,327          461,730           1,161,697       1,134,312
   Occupancy expenses                                                453,492          414,548           1,273,647       1,232,707
   Other operating expenses                                          841,811        1,266,780           2,402,585       2,697,002
                                                                 -----------      -----------         -----------    ------------
                                                                   3,243,995        3,280,108           8,911,935       8,503,001
                                                                 -----------      -----------         -----------    ------------

Income before income taxes                                         1,547,472        1,928,258           4,447,107       4,562,775

Income tax expense                                                   527,300          593,500           1,542,000       1,559,551
                                                                 -----------      -----------         -----------    ------------

Net Income                                                        $1,020,172       $1,334,758         $ 2,905,107     $ 3,003,224
                                                                 ===========      ===========         ===========    ============

Basic income per share                                            $     0.49       $     0.64         $      1.39           $1.43

Weighted average common shares outstanding                         2,081,340        2,093,152           2,087,722       2,093,152

See notes to consolidated financial statements.

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                       Nine Months Ended September 30,
                                                                                         2000                   1999
                                                                                      -----------            -----------
Cash flows from operating activities
Net Income                                                                           $  2,905,107           $  3,003,224
  Adjustments to reconcile net income to net cash
   provided by operating activities
     Depreciation and amortization                                                        855,500                854,107
     Provision for loan losses                                                            748,000              1,015,000
     Net investment securities losses (gains), net of related donation expense             28,517             (1,039,316)
     Net (accretion of discount) amortization of premium on investment securities         (36,141)                64,275
     Gain on disposal of premises and equipment                                           (53,893)                (1,020)
     Gain on the sale of other real estate                                                      -                (19,824)
     Gain on sale of loans                                                               (599,257)              (592,313)
     Real estate loans originated for sale                                            (30,484,631)           (26,592,477)
     Proceeds from sales of real estate loans                                          30,481,383             28,831,183
     Net increase in accrued interest receivable                                         (495,257)              (559,235)
     Net (increase) decrease in prepaid expense                                           (14,990)               125,520
     Net (increase) decrease in other assets                                             (669,750)             1,017,492
     Net increase in accrued interest and other liabilities                               898,504                139,813
                                                                                      -----------            -----------
         Net cash provided by operating activities                                      3,563,092              6,246,429
                                                                                      -----------            -----------
Cash flows from investing activities
     Proceeds from sales of available-for-sale securities                               2,927,861             15,349,100
     Proceeds from maturities of available-for-sale securities                          3,732,173             11,818,734
     Proceeds from maturities of held-to-maturity securities                              416,033                280,112
     Purchase of held-to-maturity securities                                           (1,864,517)            (2,823,849)
     Purchase of available-for-sale securities                                        (16,391,298)           (30,654,130)
     Purchase of FHLB stock                                                              (171,600)                     -
     Proceeds from redemption of FHLB stock                                                     -                211,200
     Net increase in loans                                                            (30,441,575)           (28,970,898)
     Net purchase of premises and equipment                                            (1,399,056)              (333,509)
     Proceeds from the sale of other real estate                                                -                509,382
     Proceeds from the sale of premises and equipment                                     588,456                 29,482
                                                                                      -----------            -----------
         Net cash used in investing activities                                        (42,603,523)           (34,584,376)
                                                                                       -----------            -----------

Cash flows from financing activities
     Net increase in deposits                                                          16,114,457             19,244,441
     Net increase in federal funds purchased and
      securities sold under repurchase agreements                                      16,578,537             15,647,910
     Proceeds from notes and bonds payable                                                      -                 50,000
     Advances from Federal Home Loan Bank                                              22,000,000             10,000,000
     Payments of Federal Home Loan Bank advances                                      (20,000,000)            (5,000,000)
     Purchase of treasury stock                                                          (420,788)                     -
                                                                                       -----------            -----------
         Net cash provided by financing activities                                     34,272,206             39,942,351
                                                                                       -----------            -----------

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                       Nine Months Ended September 30,
                                                                                         2000                   1999
                                                                                      -----------            -----------
         Net (decrease) increase in cash and cash equivalents                          (4,768,225)             11,604,404

Cash and cash equivalents at beginning of period                                       23,472,007               9,916,911

                                                                                      -----------            ------------
Cash and cash equivalents at end of period                                            $18,703,782             $21,521,315
                                                                                      ===========            ============
Supplemental disclosures of cash paid during the period for:
     Interest                                                                         $10,730,957             $ 8,396,255
                                                                                      ===========            ============
     Income taxes                                                                     $ 1,417,000             $ 1,353,413
                                                                                      ===========            ============

See notes to consolidated financial statements.

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                              September 30, 2000


Note 1 - Basis of Presentation

The accompanying consolidated financial statements include the accounts of Georgia Bank Financial Corporation and its wholly-owned subsidiary, Georgia Bank & Trust Company. Significant intercompany transactions and accounts are eliminated in the consolidation.

The financial statements for the nine months ended September 30, 2000 and 1999 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.

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

Note 3 - Comprehensive Income

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The primary component of the differences between net income and comprehensive income for the Company is net unrealized gains and losses on investment securities. Total comprehensive income for the nine months ended September 30, 2000 was $3,043,847 compared to $570,655 for the nine months ended September 30, 1999 and for the three months ended September 30, 2000 was $1,040,118 compared to $440,157 for the three months ended September 30, 1999.

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

Performance Overview -- Net Income
----------------------------------

The Company's net income for the third quarter of 2000 was $1,020,000, which was a decrease of $315,000 (23.6%) compared to net income of $1,335,000 for the third quarter of 1999. Earnings per share for the three months ended September 30, 2000 were $0.49 compared to $0.64 for the three months ended September 30, 1999. The decrease was primarily attributable to a non-recurring net gain resulting from the sales and donation of investment securities which occurred in the third quarter of 1999 (see further discussion under "non-interest income" below). In addition, the Company recorded a higher provision for loan losses in the third quarter of 1999 due to the growth in the Company's loan portfolio and modifications to risk factors in the Company's loan loss reserve analysis.

Net income for the first nine months of 2000 was $2,905,000, a decrease of $98,000 (3.3%) when compared to net income of $3,003,000 for the first nine months of 1999. Earnings per share for the nine months ended September 30, 2000 were $1.39 compared to $1.43 for the nine months ended September 30, 1999. The decrease was primarily attributable to the non-recurring net gain mentioned above offset by an increase in net interest income for the nine months ended September 30, 2000 which was a result of continued growth in loans as well as higher yielding investment securities. The annualized return on average assets for the Company was 1.04% for the nine months ended September 30, 2000, compared to 1.25% for the same period last year. The annualized return on average stockholders' equity was 12.13% for the nine months ended September 30, 2000 compared to 13.60% for the comparable period in 1999. The 2000 returns have also been impacted by start-up costs for the trust department and costs related to the mortgage operations expansion.

Total assets of $380.3 million at September 30, 2000 reflects an increase of $38.2 million (11.2%) from year-end 1999 and an increase of $44.9 million (13.4%) over September 30, 1999. Total assets at December 31, 1999 included higher cash and federal funds sold balances in anticipation of funding any Year 2000 cash needs. These funds were reduced in early 2000 and invested in higher yielding investment securities. The growth in total assets has been largely due to growth in the loan portfolio. Total loans at September 30, 2000 were $265.7 million which represented an increase of $30.3 million (12.9%) from December 31, 1999 and an increase of $34.2 million (14.8%) from September 30, 1999.

Total deposits have grown $16.1 million (5.7%) since December 31, 1999 and $28.5 million (10.5%) since September 30, 1999. Given the slower growth rate in deposits than loans, the Company has increased its securities sold under repurchase agreements and advances from the Federal Home Loan Bank. The balance of securities sold under repurchase agreements has increased $16.6 million (146.9%) from December 31, 1999 and $9.5 million (51.6%) since September 30, 1999. Advances from the Federal Home Loan Bank have increased by $2.0 million since December 31, 1999 and $3.0 million since September 30, 1999.

Net Interest Income
-------------------

Net interest income increased $477,000 (14.1%) in the third quarter of 2000 compared to the third quarter of 1999 and $1,413,000 (14.4%) during the first nine months of 2000 compared to the same period in 1999. The increase in both the three-month and nine-month periods is due primarily to an increase in interest income resulting from an increase in the volume of loans for the nine-month period ended September 30, 2000 as well as higher interest rates on new loans and variable rate loans tied to prime. Interest earning assets increased $38.5 million (12.17%) over December 31, 1999. Loans, historically the highest yielding component of interest earning assets, increased $30.7 million (12.8%) over December 31, 1999. Investment securities increased $11.5 million (17.0%) over December 31, 1999.

The increase in interest income was offset by an increase in interest expense for both the three month and nine month periods. The increase in interest expense was a result of increases in interest bearing deposit balances of $11.2 million (4.7%) since December 31, 1999 coupled with higher interest rates. In addition, higher volumes of other borrowings to fund loan growth contributed to the increase in interest expense.

The Company's net interest margin increased from 4.19% for the nine months ended September 30, 1999 to 4.27% for the nine months ended September 30, 2000 for the reasons noted above.

Non-interest Income
-------------------

Non-interest income decreased $1.2 million (51.0%) compared to the three month period ended September 30, 1999 and $1.4 million (32.3%) compared to the nine month period ended September 30, 1999. The decrease in non-interest income was attributable to a non-recurring gain on the sale of 223,500 shares and donation of 125,000 shares of Towne Services, Inc. common stock to Georgia Bank Foundation, Inc. in the third quarter of 1999. The Company recognized a gain of $1.8 million on the sale and donation of the common stock which was offset by a loss on the sale of other investment securities of $291,000. The other investment securities were sold to allow the Company to reinvest in higher yielding investment securities. Additionally, the Company has experienced increases in service charges and fees on deposits of $68,000 (9.9%) over third quarter 1999 and $102,000 (5.2%) over the nine-month period ended September 30, 1999 due to increases in volumes of deposit accounts. The gain on sale of loans increased $197,000 (120.1%) over the third quarter 1999 and $7,000 (1.2%) over the nine month period ended September 30, 1999 which is attributable to the expansion of mortgage operations in June 2000 and the resulting increase in mortgage loan originations. Also, miscellaneous income increased $22,000 (42.7%) over third quarter 1999 and $53,000 (28.3%) over the nine-month comparable 1999 period. These increases are primarily attributable to increases in retail investment income of $14,000 over the third quarter of 1999 and $29,000 over the nine-month comparable 1999 period.

Non-interest Expense
--------------------

Non-interest expense decreased $36,000 (1.1%) from the third quarter of 1999 and increased $409,000 (4.8%) over the first nine months of 1999. Salary and benefits expense increased $350,000 (21.9%) in the third quarter of 2000 compared to the third quarter of 1999 and increased $662,000 (14.5%) for the nine month period ended September 30, 2000 when compared to the nine months ended September 30, 1999. The increases in salary and benefits expense for both the quarter and nine-month period are the result of the establishment of a trust department in late March and the expansion of the mortgage department in June and the continued expansion in the Company's local market that is reflected in additions to staff. Commissions that are based upon production, such as the mortgage and retail investment functions, have increased over the comparable 1999 quarter and nine-month period due to increased sales production in these areas. Moderate increases in occupancy expense of $39,000 (9.4%) over the third quarter of 1999 and $41,000 (3.3%) over the comparable nine months of 1999 resulted from the Company utilizing existing owned facilities for the trust and mortgage operations expansion and for other staff additions. The decrease in other operating expenses of $425,000 (33.5%) for the three months ended September 30, 2000 and $294,000 (10.9%) for the nine months ended September 30, 2000 is primarily a result of the donation expense of $480,000 recognized in the third quarter of 1999 in conjunction with the donation of Towne Services, Inc. common stock to Georgia Bank Foundation, Inc.

Income Taxes
------------

Income taxes in the third quarter of 2000 totaled $527,000, an increase of $66,000 over the third quarter of 1999 and a decrease of $18,000 from the comparable nine month period in 1999. The effective tax rate for the nine months ended September 30, 2000 and 1999 was 34.1% and 34.7%, respectively. Income taxes are provided in interim periods based on the estimated effective tax rate expected to be applicable for the full fiscal year.

Asset Quality
-------------

The table on page 14 shows the current and prior period amounts of non-performing assets. Non-performing assets were $2.0 million at September 30, 2000, compared to $1.2 million at December 31, 1999 and $2.1 million at September 30, 1999. The ratio of non-performing assets to total loans and other real estate was 0.75% at September 30, 2000, compared to 0.50% at December 31, 1999 and 0.89% at September 30, 1999. The control and monitoring of non-performing assets continues to be a priority of management.

Loans past due 90 days or more and still accruing were $31,000 at September 30, 2000 compared to $44,000 at December 31, 1999 and $25,000 at September 30, 1999.

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management's analysis of potential risk in the loan portfolio. The amount of the loan loss provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the allowance in a given period, and an assessment of economic conditions. A provision for losses in the amount of $250,000 was charged to expense for the quarter ended September 30, 2000 compared to $591,000 for the
quarter ended September 30, 1999.   At September 30, 2000, the ratio of
allowance for loan losses to total loans was 1.48% compared to 1.50% at December 31, 1999 and 1.47% at September 30, 1999. The allowance for loan losses was slightly lower at September 30, 2000 compared to December 31, 1999 due to an increase in charge-offs during the third quarter of 2000. Management considers the current allowance for loan losses appropriate based upon its analysis of the potential risk in the portfolio, although there can be no assurance that the assumptions underlying such analysis will continue to be correct.

Liquidity and Capital Resources
-------------------------------

The Company's liquidity remains adequate to meet operating and loan funding requirements. The loan to deposit ratio at September 30, 2000 was 90.14% compared to 84.43% at December 31, 1999 and 86.99% at September 30, 1999. The increasing level of the loan to deposit ratio reflects that loans continue to grow at a faster rate than deposits as noted previously. As a result, the Company has utilized borrowings from the Federal Home Loan Bank and securities sold under repurchase agreements to fund additional growth. At September 30, 2000, the Company had an additional $7.0 million available on its advances from the Federal Home Loan Bank.

Stockholders' equity to total assets was 8.53% at September 30, 2000 compared to 8.72% at December 31, 1999. This decrease reflects the growth of the Company during the first nine months of the year. The capital of the Company and the Bank exceeded all required regulatory guidelines at September 30, 2000. The Company's Tier 1 risk-based, total risk-based and the leverage capital ratios were 11.48%, 12.74%, and 8.90%, respectively, at September 30, 2000. The schedule on page 15 reflects the current regulatory capital levels in more detail, including comparisons to the regulatory minimums.

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

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                          CONSOLIDATED FINANCIAL DATA
                            (Dollars in Thousands)
                                  (Unaudited)

                                       Nine Months Ended September 30,
                                       ------------------------------
PROFITABILITY                            2000                  1999
-------------                          -------                -------

Return on average assets *                 1.04%                   1.25%

Return on average equity *                12.13%                  13.60%

ALLOWANCE FOR LOAN LOSSES
-------------------------

Beginning balance, January 1             $3,591                  $2,715
Provision charged to expense                748                   1,015
Recoveries                                   81                      70
Loans charged off                           416                     343
Ending balance, September 30             $4,004                  $3,457

NON-PERFORMING ASSETS  September 30, 2000  December 31, 1999  September 30, 1999
---------------------

Non-accrual loans        $2,000            $1,190             $2,082
Other real estate owned      17                17                 17
Restructured loans           --                --                 --
                         ------            ------             ------
Total non-performing     $2,017            $1,207             $2,099
assets
                         ======            ======             ======

LOANS PAST DUE 90 DAYS
OR MORE AND STILL
ACCRUING                 $   31            $   44             $   25
                         ======            ======             ======


* Annualized

                      Georgia Bank Financial Corporation
                                      and
                         Georgia Bank & Trust Company
                        Regulatory Capital Requirements
                              September 30, 2000
                            (Dollars in Thousands)


                                               Actual                       Required                   Excess
                                        Amount        Percent           Amount     Percent         Amount    Percent
                                 ----------------------------    ---------------------------------------------------
Georgia Bank Financial Corporation

Risk-based capital:
   Tier 1 capital                      $33,210          11.48%          11,571        4.00%        21,639       7.48%
   Total capital                        36,840          12.74%          23,142        8.00%        13,698       4.74%
Tier 1 leverage ratio                   33,210           8.90%          14,927        4.00%        18,283       4.90%


Georgia Bank & Trust Company
Risk-based capital:
   Tier 1 capital                      $30,908          10.76%          11,490        4.00%        19,418       6.76%
   Total capital                        34,504          12.01%          22,981        8.00%        11,523       4.01%
Tier 1 leverage ratio                   30,908           8.32%          14,857        4.00%        16,051       4.32%

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

Item 2.   Changes in Securities

          Not applicable

Item 3.   Defaults Upon Senior Securities

          Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

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

                              GEORGIA BANK FINANCIAL CORPORATION



Date:      November 9, 2000        By:    /s/ Ronald L. Thigpen              .
           ----------------          -----------------------------------------
                                   Ronald L. Thigpen
                                   Executive Vice President, Chief
                                   Operating Officer (Duly Authorized
                                   Officer of Registrant and Principal
                                   Financial Officer)