Form 10-K405
period 2000-12-31
GEORGIA BANK FINANCIAL CORP /GA
filed 2001-03-29
CIK 880116

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

 X   Annual report pursuant to section 13 or 15(d) of the Securities Exchange
---
Act of 1934 (Fee Required) for the fiscal year ended December 31, 2000 or

__   Transition report pursuant to section 13 or 15(d) of the Securities
Exchange Act of 1934 (No Fee Required) for the transition period from ____________ to ____________.

                        Commission File Number 0-24172
                                               -------

                      GEORGIA BANK FINANCIAL CORPORATION
            (Exact Name of Registrant as Specified in its Charter)


GEORGIA                                       58-2005097
-------                                       --------------
(State or Other Jurisdiction                  (I.R.S. Employer
of Incorporation or Organization              Identification No.)

3530 Wheeler Road
Augusta, Georgia                              30909
----------------                              -----
(Address of Principal                         (Zip Code)
Executive Office)

Registrant's Telephone Number, Including
  Area Code:                                  (706) 738-6990
                                              --------------
Securities Registered Pursuant to
Section 12(b) of the Act:                     None
                                              ----

Securities Registered Pursuant to             Common Stock, par value $3.00 per
  12(g) of the Act:                           ---------------------------------
                                              share
                                              -----
                                              (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X     No __
                                             ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The number of shares outstanding of the Registrant's Common Stock, as of March 28, 2001 was 2,074,381. The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 28, 2001, based on the last sale price of $31.75 per share on such date was approximately $32,141,192.

     Incorporated Documents                  Where Incorporated in Form 10-K
     ----------------------                  -------------------------------
1.  Certain portions of the Company's        Part III, Items 10, 11, 12 and 13
    Proxy Statement for Annual Meeting
    of Shareholders to be held on
    April 25, 2001.

Item 1.  Description of Business

General

          Georgia Bank Financial Corporation (the "Company") is a Georgia corporation that is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Company had total consolidated assets of $405.8 million, total deposits of $310.9 million and total stockholders' equity of $34.4 million at December 31, 2000. Through its wholly-owned subsidiary, Georgia Bank & Trust Company of Augusta (the "Bank"), the Company operates a total of six banking offices in the greater Augusta area in Richmond and Columbia Counties, Georgia.

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

          The Bank was founded with an experienced management team, and that team has continued to expand with the growth of the Bank. The Bank's President and Chief Executive Officer, R. Daniel Blanton, and its Group Vice President and Director of Special Projects, Patricia E. Leopard, have worked together for over eleven years with the Bank and before that with a predecessor to First Union National Bank, Georgia State Bank, for over 12 years. With the acquisition of First Columbia, the Bank obtained its Executive Vice President and Chief Operating Officer, Ronald L. Thigpen, who had served as Chief Executive Officer of First Columbia since 1991, and before that served in various capacities with First Union National Bank and its predecessors. J. Pierce Blanchard, Jr., Executive Vice President-Branch Administration/Business Development, joined the team in 1994. He previously served for six years as President of Citizens Bank & Trust Company in Evans, Georgia, and had prior experience with First Union National Bank and its predecessors. The

Bank's senior loan officer and Group Vice President, Tom C. McLaughlin, has been associated with the Bank for nine years, and worked together previously with Mr. Blanton and Mrs. Leopard at Georgia State Bank, a predecessor to First Union National Bank.

Market Area

          The Bank's market area includes Richmond and Columbia Counties and is centered in West Augusta. This area represents a significant portion of the Augusta-Aiken metropolitan area. Augusta-Aiken is one of 315 metropolitan statistical areas (MSA) in the United States and its 1998 population of 457,939 ranked 106th in the nation. During the 1990 to 1996 period, the Aiken-Augusta metropolitan area had the third fastest growing population among Georgia's metropolitan areas. It is estimated that the population of the area will grow to 489,100 by 2002. The Augusta market area has a diversified economy based principally on health care, education, government, military, manufacturing, wholesale and retail trade concerns. Augusta is one of the leading medical centers in the Southeast with more than 25,000 people employed in the medical community. Significant medical facilities include the Medical College of Georgia, the University Hospital, Veteran's Administration Hospital, Dwight D. Eisenhower Hospital, Gracewood State School and Hospital, Columbia/Augusta Regional Hospital and St. Joseph's Hospital. Other major employers in the Augusta market area include the Fort Gordon military installation, E-Z Go (golf car manufacturer), International Paper Company (bleached paper board manufacturer), Thermal Ceramics (insulating material manufacturer), President Baking Company (cookie manufacturer), John P. King Manufacturing (textile manufacturer), John Deere (tractor manufacturer) and Club Car (golf car manufacturer). The area is served by Interstate 20, which connects it to Atlanta, 140 miles to the west and Columbia, South Carolina, 70 miles to the east. Augusta is also served by a major commercial airport (Bush Field) and a commuter airport (Daniel Field). The average unemployment rate for the Augusta-Aiken MSA was 5.5% in 1998, but dropped to 5.2% in 1999, and declined to 4.6% for the first nine months of 2000. Between June 1989 and June 1999 (the latest date for which FDIC information is available), total commercial bank and thrift deposits in Richmond County increased 16.7% from $1.8 billion to $2.1 billion, and total commercial bank and thrift deposits in Columbia County increased 141.0% from $229 million to $552 million. The demographic information as presented above is based upon information and estimates provided by the Selig Center for Economic Growth at the University of Georgia, Georgia Department of Labor and the Federal Deposit Insurance Corporation.

Lending Activities

General

          The Bank offers a wide range of lending services, including real estate, commercial and consumer loans, to individuals, small to medium-sized businesses and professionals that are located in, or conduct a substantial portion of their business in, the Bank's market area. The Bank's total loans at December 31, 2000, were $283.6 million, or 75.2% of total earning assets. An analysis of the composition of the Bank's loan portfolio is set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Composition of Loan Portfolio."

Real Estate Loans

          Loans secured by real estate are the primary component of the Bank's loan portfolio, constituting $188.1 million, or 66.33% of the Bank's total loans, at December 31, 2000. These loans consist of commercial real estate loans, construction and development loans, residential real estate loans, and home equity loans. See "-Consumer Loans."

          Commercial Real Estate Loans. At December 31, 2000, the Bank held $84.6 million of commercial real estate loans of various sizes secured by office buildings, retail establishments, and other types of property. These commercial real estate loans represented 29.8% of the Bank's total loans at December 31, 2000. Loan terms are generally limited to seven years and often do not exceed three years, although the installment payments may be structured on a 20-year amortization basis with a balloon payment at maturity. Interest rates may be fixed or adjustable, and tend to be fixed in the case of three-year term loans and adjustable in the case of five or seven year term loans. The Bank generally charges an origination fee. Management attempts to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 80%. In addition, the Bank requires personal guarantees from the principal owners of the property supported with an analysis by the Bank of the guarantors' personal financial statements in connection with a substantial majority of such loans. A number of the loans classified as commercial real estate loans are, in fact, commercial loans for which a security interest in real estate has been taken as additional collateral. These loans are subject to underwriting as commercial loans as described below. The Bank experienced no net loan charge-offs on commercial real estate loans during 2000 and 1999.

          Construction and Development Loans. Construction and development real estate loans comprise $39.1 million, or 13.8% of the Bank's total loans at December 31, 2000. Of this segment, only $12.9 million, or 4.5% of total loans, are development loans. These are generally used to finance the development of residential subdivision infrastructures. The remaining $26.2 million, or 9.23% of total loans, represent residential construction loans.

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

          To further reduce the risk related to construction and development loans, the Bank generally relies upon the long-standing relationships between its loan officers and the developer and contractor borrowers. In most cases these relationships exceed ten or more years. The Bank targets seasoned developers and contractors who have experience in the local market. Various members of the Bank's Board of Directors have close contacts with the construction industry: Robert W. Pollard, Jr. owns and operates a lumber manufacturing company; E. G. Meybohm owns the largest local real estate brokerage firm; Larry S. Prather owns a utility and grading company and William
J. Badger owns and operates a lumber company. Through these connections to the industry, the Bank attempts to monitor current economic conditions in the market place for residential real estate, and the financial standing and on-going reputation of its construction and development borrowers.

          Infrastructure development loans are generally made with an initial maturity of one year, although the Bank may renew the loan for up to two additional one-year terms to allow the developer to complete the sale of the lots comprising the property before requiring the payment of the related loan. These loans typically bear interest at a floating rate and the Bank typically charges an origination fee. These loans are repaid, interest only, on a monthly or quarterly basis until sales of lots begin, and then principal payments are made as each lot is sold at a rate allowing the Bank to be repaid in full by the time 75% of the lots have been sold. In order to reduce the credit risk associated with these loans, the Bank requires the project's loan to value ratio (on an as completed basis) to be not more than 70%. The Bank experienced no net loan charge-offs on these loans during 2000 and 1999.

          Residential construction loans are typically made for homes with a completed value in the range of $110,000 to $300,000. Loans for the lower-value homes are typically made for a term of six months, while loans for the larger homes are typically made for a term of nine to twelve months. Typically, these loans bear interest at a floating rate and the Bank collects an origination fee. The Bank may renew these loans for one additional term (equal to the original term) to allow the contractor time to market the home. In order to reduce the credit risk with respect to these loans, the Bank restricts the loans that are made for homes being built on a speculative basis, carefully manages its aggregate lending relationship with each borrower, and requires approval of the Loan Committee of the Board of Directors to lend more than $500,000 in the aggregate to any borrower and its related interests.

          Residential Loans. The Bank originates, on a selective basis, residential loans for its portfolio on single-and multi-family properties, both owner-occupied and non-owner-occupied. At December 31, 2000, the Bank held $62.4 million of such loans, including home equity loans, representing 22.0% of the Bank's loan portfolio, as compared to $49.8 million, or 20.8% of the Bank's loan portfolio at December 31, 1999. The growth in this portfolio is due to the relative importance of residential real estate lending in the Columbia County market. This portfolio includes, typically 15 or 30-year adjustable rate mortgage loans whose terms mirror those prevalent in the secondary market for mortgage loans or, less typically, floating rate non-amortized term loans for purposes other than acquisition of the underlying residential property. A limited number of fixed rate loans are maintained in the portfolio when there are compelling market reasons to do so. Generally, all fixed rate residential loans are sold into the secondary market. In the case of home equity loans and lines of credit, the underwriting criteria are the same as applied by the Bank when making a first mortgage loan, as described above. Home equity lines of credit typically expire ten years after their origination.

          The Bank also originates residential loans for sale into the secondary market, an activity that began with the acquisition of First Columbia. Residential real estate lending for the purpose of sale of such loans was further expanded with the acquisition of Georgia Union Mortgage Company in May of 1997. The Bank further expanded its secondary market mortgage operations in June 2000 with the addition of experienced mortgage staff. The Bank moved its mortgage department from the Martinez Branch to its facilities located in the Operations Complex at 3515 Wheeler Road to accommodate this expansion. The Bank originates both fixed and variable rate residential mortgage loans for sale with servicing released. Loans originated for sale into the secondary market are approved for purchase by an investor prior to closing and the Bank takes no credit or interest rate risk with respect to these loans. The Bank generates loan origination fees, typically ranging from

1.0% to 1.5% of the loan balance, and servicing release fees, generally ranging from 0.25% to 0.75% of the loan balance, both of which are recognized as income when the loan is sold. The Bank limits interest rate and credit risk on these loans by locking the interest rate for each loan with the secondary investor and receiving the investor's underwriting approval prior to originating the loan.

Commercial Loans

          The Bank makes loans for commercial purposes in various lines of businesses. At December 31, 2000, the Bank held $49.3 million of these loans, representing 17.4% of the total loan portfolio, excluding for these purposes commercial loans secured by real estate. See "-Real Estate Loans." Equipment loans are made for a term of up to five years (more typically three years) at fixed or variable rates, with the loan being fully amortized over the term and secured by the financed equipment with a loan-to-value ratio of 80% or less. Working capital loans are made for a term typically not exceeding one year. These loans are usually secured by accounts receivable or inventory, and principal is either repaid as the assets securing the loan are converted into cash, or principal is due at maturity. The Bank experienced net loan charge-offs on commercial loans of $64,000 during 2000 and $89,000 during 1999.

Consumer Loans

          The Bank makes a variety of loans to individuals for personal and household purposes, including secured and unsecured installment and term loans, and revolving lines of credit such as overdraft protection. During 1999, the Bank sold its credit card portfolio of $2.4 million. At December 31, 2000, the Bank held $45.8 million of consumer loans, representing 16.2% of total loans. These loans typically carry balances of less than $25,000 and earn interest at a fixed rate. Non-revolving loans are either amortized over a period not exceeding 48 months or are ninety-day term loans. Revolving loans require monthly payments of interest and a portion of the principal balance (typically 2 to 3% of the outstanding balance). The Bank entered the indirect lending business in 1997 and currently purchases sales finance contracts from dealers for new and used automobiles and home improvements. At December 31, 2000, indirect loans outstanding totaled $27.1 million an increase of $2.1 million over the $25.0 million outstanding at December 31, 1999. The Bank experienced net loan charge-offs on consumer loans of $386,000 during 2000 and $309,000 during 1999.

Loan Approval and Review

          The Bank's loan approval policies provide for various levels of officer lending authority. When the aggregate amount of outstanding loans to a single borrower exceeds that individual officer's lending authority, the loan request must be considered and approved by an officer with a higher lending limit or by the Officers' Loan Committee. Individual officers' lending limits range from $5,000 to $300,000 depending on seniority and the type of loan. The Officers' Loan Committee has a lending limit of $100,000 for unsecured and $500,000 for secured loans. Any loan in excess of the lending limit of the Officers' Loan Committee must be approved by the Directors' Loan Committee.

          The Bank has a loan review procedure involving multiple officers of the Bank which is designed to promote early identification of credit quality problems. All loan officers are charged with the responsibility of rating all their loans exceeding $25,000 and reviewing those loans on a periodic basis, the frequency of which increases as the quality of the loans decreases. The Bank's Senior Credit Officer is charged with the responsibility of ensuring that all loans or lines of credit of

$250,000 and above are reviewed annually. In addition, the Credit Administration Department, under the direction of the Senior Credit Officer is involved in the analysis of all loans that require Directors Loan Committee approval.

Deposits

          The Bank offers a variety of deposit programs to individuals and to small to medium-sized businesses and other organizations at interest rates generally consistent with local market conditions. The following table sets forth the mix of depository accounts at the Bank as a percentage of total deposits at the dates indicated.


                                  Deposit Mix

                                                  At December 31,
                                          2000        1999         1998
                                         ------       ------       -----

     Non-interest bearing demand          16.13%       15.26%      17.41%
     Interest checking                    12.97        12.26       14.28
     Money management                      4.90         5.19        6.18
     Savings                              31.16        33.20       32.02
     Time Deposits
           Under $100,000                 17.37        18.09       17.72
           $100,000 and over              17.47        16.07       13.61
                                         ------       ------      ------
                                         100.00%      100.00%     100.00%
                                         ------       ------      ------


          The Bank accepts deposits at its main office and five branch banking offices, each of which maintains an automated teller machine. The Bank is a member of the "HONOR" network of automated teller machines, which permits Bank customers to perform certain transactions in many cities throughout Georgia and other regions. The Bank controls deposit volumes primarily through the pricing of deposits and to a certain extent through promotional activities such as "free checking." The Bank also utilizes other sources of funding, specifically repurchase agreements and Federal Home Loan Bank borrowings. Deposit rates are set weekly by senior management of the Bank. Management believes that the rates it offers are competitive with, or in some cases, slightly above those offered by other institutions in the Bank's market area. The Bank does not actively solicit deposits outside of its market area.

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

          Many of the financial organizations in competition with the Company have much greater financial resources, more diversified markets and larger branch networks than the Company and are able to offer similar services at varying costs with higher lending limits. In addition, with the enactment of federal and state laws affecting interstate and bank holding company expansion, there have been major interstate acquisitions involving Augusta financial institutions which have offices in the Company's market area but are headquartered in other states. The effect of such acquisitions (and the possible increase in size of the financial institutions in the Company's market areas) may further increase the competition faced by the Company. The Company believes, however, that it will be able to use its local independent image to its advantage in competing for business from certain Augusta individuals and businesses.

Employees

          The Company had approximately 187 full-time equivalent employees at December 31, 2000. The Company maintains training, educational and affirmative action programs designed to prepare employees for positions of increasing responsibility in both management and operations, and provides a variety of benefit programs, including group life, health, accident and other insurance and retirement plans. None of the Company's employees are covered by a collective bargaining agreement, and the Company believes its employee relations are generally good.

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

     Source of Strength; Cross-Guarantee. In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which the Company might not otherwise do so. Under the BHCA, the Federal Reserve may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition. If the Company controlled two or more banks (which it does not), each bank may be required to indemnify, or cross-guarantee, the FDIC against losses it incurs were another of the bank subsidiaries to fail. Such arrangement would in effect make a bank holding company's equity investments in healthy bank subsidiaries available to the FDIC to assist any failing or failed bank subsidiary of each holding company.

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

     Branching. In addition to the main office, the Bank currently has three branches in Richmond County and two branches in Columbia County. Under current Georgia law, banks may establish branches throughout the state. Due to the unprofitability and lack of growth in the Banks' WalMart branch, the Bank decided to close this branch December 29, 2000. The Bank has announced its plans to open its Fury's Ferry branch located in Columbia County in June 2001. The Company, with prior regulatory approval, may also acquire an interest in and operate banks throughout the State of Georgia. Under Georgia law, any bank acquired by the Company could be merged into the Bank and its offices could then be operated as branches of the Bank. There are currently no definitive plans for the Company to make any such acquisition, but the Company remains open to such acquisitions as part of its strategic growth plan.

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

     Other Statutes and Regulations. Interest and certain other charges collected or contracted for by the Bank are subject to state usury laws and certain federal laws concerning interest rates. The Bank's loan operations are also subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers, the Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves, the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit, the Fair Credit Reporting Act of 1978 governing the use and provision of information to credit reporting agencies, the Fair Debt Collection Act governing the manner in which consumer debts may be collected by collection agencies, and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of the Bank also are subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services. The Bank is also subject to the Bank Secrecy Act, requiring it to make reports of certain large or suspicious transactions. GLB requires the Bank and its affiliated companies to adopt and disclose policies regarding the sharing of personal information it obtains from its customers with third parties. GLB also permits the Bank to engage in "financial activities" through subsidiaries similar to that permitted financial holding companies. See "Gramm-Leach-Bliley" above.

  The Federal Deposit Insurance Corporation Improvement Act requires each federal banking regulatory agency to prescribe standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit system, loan documentation, credit underwriting, interest rate exposure, asset growth compensation, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value to book value for publicly traded shares, and such other standards as the agency deems appropriate. This Act also contains a variety of other provisions that may affect the operations of the Company and the Bank, including reporting requirements, regulatory standards for estate lending, "truth in savings" provisions, the requirement that a depository institution give 90 days prior notice to customers and regulatory authorities before closing any branch, and a prohibition on the acceptance or renewal of brokered deposits by depository institutions that are not well capitalized or are adequately capitalized and have not received a waiver from the FDIC. As noted above, virtually every aspect of the operations of the Company and the Bank are affected by the pervasive statutory and regulatory framework. Future legislative and regulatory changes could substantially affect the business, operations and prospects of the Company and the Bank.

Enforcement Policies and Actions
--------------------------------

  The FDIC and other federal depository institution regulators monitor compliance with laws, rules and regulations. In the event the Company or the Bank violates a law, rule or regulation, or engages in unsafe or unsound practices, the regulators are authorized to impose fines or penalties, require that the institution cease and desist from certain activities or use other enforcement powers. Under certain circumstances, the agencies may enforce these remedies directly against officers, directors, employees or others participating in the affairs of a bank or bank holding company.

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

  Because of the current level of reserves in the BIF, and as the Bank's risk classification is the lowest allowable, the Bank [pays only a nominal][was not required to pay an] assessment for deposit insurance in 2000 and currently is not required to do so in 2001. The Bank does, however, pay an assessment for the Financing Corporation (FICO) bonds issued as a result of the thrift crisis of the late 1980's and early 1990's. Currently, the amount of this premium is $.0490 per $100 of insured deposits. This assessment is subject to change. Any increase in deposit insurance premiums (or related assessments such as the FICO obligation) for the Bank will increase its cost of funds, and there can be no assurance that such cost can be passed on to the Bank's customers.

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

  No cash dividends were declared in 2000 or 1999. The Company paid a 15% stock dividend on August 28, 1999 to commemorate the tenth anniversary of the Bank.

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

  Provisions of federal law set forth a capital-based regulatory scheme designed to promote early intervention for troubled banks and requires the FDIC to choose the least expensive resolution of bank failures. The capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well-capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To qualify as a "well-capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. As of December 31, 2000, the Company and the Bank were qualified as "well-capitalized." See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital."

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

  Both the Company and the Bank exceeded their respective regulatory capital requirements at December 31, 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital."

Fiscal and Monetary Policy

  Banking is a business which depends on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and its other borrowings and the interest received by a bank on its loans and securities holdings constitutes the major portion of a bank's earnings. Thus, the earnings and growth of the Company and the Bank are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve regulates the supply of money through various means, including open market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve, and the reserve requirements on deposits.

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


Item 2. Description of Property

  The Company currently operates a main office, five branches and an operations center housed in a series of buildings adjacent to the main office. The principal administrative offices of the Company are located at 3530 Wheeler Road, Augusta, Georgia. The main office and three branch offices are located in Augusta, Georgia, one branch is located in Martinez, Georgia and one branch is located in Evans, Georgia. With the exception of the Washington Road branch, each banking office is a brick building of Georgian architecture with a teller line, customer service area, offices for the Bank's lenders, drive-in teller lanes, a vault with safe deposit boxes, and a walk-up or drive-up automated teller machine. The banking offices are generally 3,000 to 5,000 square foot buildings except for the main office, and the Washington Road branch. The main office contains approximately 14,000 square feet of space. The Washington Road branch contains 1,800 square feet with all the facilities of the other branches except safe deposit boxes. In November of 2000, the Company began construction of a new 3,500 square feet full-service banking office on Furys Ferry Road in Columbia County. Expected completion of this office is June 2001. In 1997, the Company acquired 24,000 square feet of commercial office space located at 3515 Wheeler Road, across the street from the main office. The Company renovated 17,000 square feet of this newly acquired space to be utilized for a consolidation of all operational functions, including data processing, deposit operations, human resources, loan operations, security, credit administration, audit and accounting. In June 2000, the mortgage operations were moved to this Operations Complex. The objective of the Company in acquiring this property and planning the renovation was to provide adequate space for existing operations and to meet future requirements necessitated by growth of the Company. Renovations were completed in June 1998 and operational functions were relocated. In June 2000, the mortgage operations were moved to this Operations Complex, and occupy 4,500 square feet. The remaining 4,500 square feet continue to be leased as commercial office space to the existing tenants. The previous operations location, consisting of 5,000 square feet was sold in May 2000. All properties owned by the Company are adequately covered by the appropriate insurance for replacement value.

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


Item 4.  Submission of Matters to a Vote of Shareholders

  There were no matters submitted to a vote of the shareholders of the Company during the fourth quarter of the Company's fiscal year ended December 31, 2000.

                                    PART II

Item 5.  Market for the Company's Common Equity and Related Stockholder Matters

  As of March 28, 2001, there were approximately 730 holders of record of the Company's common stock. As of March 28, 2001, there were 2,074,381 shares of the Company's common stock issued and outstanding. Transactions in the Company's common stock are generally negotiated through J. C. Bradford & Co. and The Robinson-Humphrey Company, Inc. Both firms make a market in the common stock of the Company. The following table reflects the range of quotations in the Company's common stock for the past two years:

              Georgia Bank Financial Corporation Stock Price (1)


             Quarter ended                      Low          High
             -------------                    --------     --------
             March 31, 1999                   22 25/32     24 11/32
             June 30, 1999                    23 1/32      23 13/16
             September 30, 1999               23 15/32     31 5/16
             December 31, 1999                24           28


             March 31, 2000                   23           25 1/2
             June 30, 2000                    19           27 1/2
             September 30, 2000               24 1/2       27
             December 31, 2000                24           34 1/2

_________________________
             (1) The prices reflect inter-dealer prices, without retail markup, mark-down or commission and may not represent actual transactions.


  No cash dividends have been paid to date on the common stock of the Company, and it is anticipated that earnings will be retained for the foreseeable future to support the Company's rapid growth and expansion. The Company currently has no source of income other than dividends and other payments received from the Bank. The amount of dividends that may be paid by the Bank to the Company depends upon the Bank's earnings and capital position and is limited by federal and state law, regulations and policies.

  Cash dividends on the Bank's common stock may be declared and paid only out of its retained earnings, and dividends may not be declared at any time when the Bank's paid-in capital and appropriated earnings do not, in combination, equal at least 20% of its capital stock account. In addition, the Georgia Department of Banking and Finance's current rules and regulations require prior approval before cash dividends may be declared and paid if: (1) the Bank's ratio of equity capital to adjusted total assets is less than 6%; (ii) the aggregate amount of dividends declared or anticipated to be declared in that calendar year exceeds 50 % of the Bank's net profits, after taxes but before dividends, for the previous calendar year; or (iii) the percentage of the Bank's loans classified as adverse as to repayment or recovery by the Georgia Department of Banking and Finance at the most recent examination of the Bank exceeds 80% of the Bank's equity as reflected at such examination.

Item 6.  Selected Financial Data

                                                       2000               1999              1998           1997             1996
                                                  --------------------------------------------------------------------------------
Earnings                                                  (Dollars in thousand, except per share data)
   Total interest income                                  29,863          24,167          21,500           18,813          15,677
   Total interest expense                                 14,670          10,981           9,819            8,632           7,373
   Net interest income                                    15,193          13,186          11,681           10,181           8,304
   Provision for loan losses                               1,063           1,314             875              774             470
   Non-interest income                                     4,198           5,148           3,614            2,711           2,151
   Non-interest expense                                   12,422          11,226           9,935            8,805           7,234
   Net income                                              4,002           3,970           2,915            2,355           1,952
---------------------------------------------------------------------------------------------------------------------------------
Per Share Data
   Net income                                               1.92            1.90            1.39             1.13            1.27
   Book value                                              16.49        $  14.24        $  13.68         $  11.40        $  10.60
   Weighted average shares outstanding                     2,085           2,093           2,093            2,093           1,542
      (in thousands)
---------------------------------------------------------------------------------------------------------------------------------
Selected Average Balances
   Assets                                                371,732         299,543         275,670          238,838         201,961
   Loans (net of unearned income)                        261,869         225,244         189,369          153,501         128,592
   Deposits                                              298,511         269,411         232,487          210,885         181,416
   Stockholders' equity                                   31,804          29,458          25,864           18,041          15,426
---------------------------------------------------------------------------------------------------------------------------------
Selected Year-End Balances
   Assets                                                405,791         342,101         295,432          252,231         216,008
   Loans (net of unearned income)                        283,573         239,032         208,967          172,431         135,212
   Allowance for loan losses                               4,143           3,592           2,715            2,097           1,488
   Deposits                                              310,928         283,121         251,505          210,192         195,668
   Other borrowings                                       57,046          27,331          12,614           15,938           1,187
   Stockholders' equity                                   34,384          29,817          28,627           23,859          16,347
---------------------------------------------------------------------------------------------------------------------------------
Selected Ratios
   Return on average total assets                           1.08%           1.21%           1.06%            0.99%           0.97%
   Return on average equity                                12.58%          13.48%          11.27%           13.05%          12.65%
   Average earning assets to average total assets          93.60%          92.27%          91.47%           90.37%          88.98%
   Average loans to average deposits                       87.72           83.61%          81.45%           72.79%          70.88%
   Average equity to average  total assets                  8.56%           9.83%           9.38%            7.55%           7.64%
   Net interest margin                                      4.36%           4.40%           4.64%            4.72%           4.62%
   Operating efficiency                                    63.92%          63.90%          65.20%           68.29%          69.18%
   Net charge-offs to average loans                         0.20%           0.19%           0.14%            0.09%           0.26%
   Allowance for loan losses to net                         1.46%           1.50%           1.30%            1.22%           1.09%
    loans(year-end)
   Risk-based capital
      Tier 1 capital                                       11.12%          11.42%          11.43%           12.24%          10.83%
      Total capital                                        12.34%          12.69%          13.16%           13.35%          11.84%
   Tier 1 leverage ratio                                    8.67%           8.91%           8.93%            9.11%           7.39%

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The purpose of this discussion is to focus on significant changes in the financial condition and results of operations of the Company and the Bank during the past three years. The discussion and analysis is intended to supplement and highlight information contained in the accompanying consolidated financial statements and related notes to the consolidated financial statements.

Overview

  The Company expanded its mortgage operations in June 2000 and began offering trust services in March 2000. As a result of the mortgage operations expansion, the Company experienced an increase in the gain on sale of mortgage loans in the secondary market of $374,000 over 1999. The Company continued to place special emphasis on quality asset growth and expense control to drive the improved earnings performance. Asset growth was achieved as total assets increased $63.7 million (or 18.6%) in 2000 compared to 1999. The growth in assets was accomplished by continuing to grow the business at existing branch facilities. Geographically, the Company's branch facilities are strategically located throughout the Metro Augusta market. Despite the mortgage operations expansion and commencement of the trust operations, the Company continues to make improvements in expense controls which were reflected in the consistent operating efficiency ratio of 63.9% in 2000 and 1999 (exclusive of a $480,000 charitable donation in 1999). Non-interest expense as a percentage of total average assets decreased to 3.34% in 2000 from 3.45% in 1999.

Results of Operations

  The Company had record net income of $4,002,000 in 2000, compared to $3,970,000 in 1999, an increase of $33,000 or .08%. Net income for 1999 included gains from the sale of investment securities of $1.5 million. The 1999 earnings of $3,970,000 was an increase of $1,055,000 or 36.2% over 1998 earnings of $2,915,000, primarily due to the sale of the investment securities mentioned previously.

  The increase in net income during 2000 compared to 1999 resulted from an increased level of net interest income offset by a decrease in non-interest income. The increase in net interest income was the result of higher levels of earning assets and increases in the prime rate. Net interest income increased $2.0 million (12.9%) in 2000 on a net interest margin of 4.37%, a decrease from 4.40% in 1999. Non-interest income decreased $949,000 (18.4%) in 2000 to $4,199,000 compared to $5,148,000 in 1999. The decrease for 2000 resulted from a decrease of $1,555,000 in investment securities gains which was partially offset by increases in service charges and fees on deposits of $200,000 and gain on sales of loans of $374,000.

  The earnings performance of the Company is reflected in a return on average assets and average equity of 1.08% and 12.58%, respectively, during 2000 compared to 1.21% and 13.48%, respectively, during 1999. The return on average assets and average equity was 1.06% and 11.27%, respectively, in 1998. Basic and diluted net income per share on weighted average shares improved to $1.92 in 2000 compared to $1.90 in 1999 and $1.39 in 1998. The Company's average equity to average asset ratio decreased to 8.56% in 2000 compared to 9.08% in 1999.
The average equity to
average asset ratio was 9.38% in 1998. A 15% stock dividend was paid by the Company on August 28, 1999, celebrating the Bank's tenth anniversary and the Company's financial performance.

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

                              Average Balances, Income and Expenses, Yields and Rates

                                Year Ended December 31, 2000        Year Ended December 31, 1999    Year Ended December 31, 1998
                             ------------------------------------- ------------------------------ ---------------------------------
                                                Average    Amount               Average   Amount              Average      Amount
                                  Average        Yield     Paid or   Average     Yield    Paid or   Average   Yield        Paid or
                                   Amount       or Rate    Earned    Amount     or Rate   Earned    Amount    or Rate      Earned
                             ------------------------------------------------------------------------------------------------------
ASSETS                                                              (Amount in thousands, except yields and rates)
Interest-Earning Assets:
Loans..........................     $261,869     9.34%     $24,449   $225,244   8.88%     $20,006   $189,369    9.38%      $17,762
Investments
    Taxable....................       70,828     6.39%       4,523     61,963   5.75%       3,564     54,030    6.01%        3,247
    Tax-free...................        7,674     4.42%         339      4,476   4.60%         206      2,319    4.74%          110
 Federal funds sold............        7,947     6.54%         520      7,770   5.03%         391      6,429    5.93%          381
 Interest-bearing deposits in
 other banks ..................          500     6.40%          32          0   0.00%           0          0    0.00%            0
                                ------------             ---------   --------             -------   --------             ---------
       Total interest earning
        assets.................      348,318     8.57%     $29,863    299,453   8.07%     $24,167    252,147    8.53%     $ 21,500
                                ------------             ---------   --------             -------   --------              --------
Cash and due from banks........       14,104                           11,647                         11,270
Premises and equipment.........       10,384                           10,717                         10,618
Other..........................        2,837                            5,812                          4,015
Allowance for loan losses......       (3,910)                          (3,096)                        (2,380)
                                ------------                         --------                       --------
     Total assets..............     $371,733                         $324,533                       $275,670
                                ============                         ========                       ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-Bearing  Liabilities:
NOW accounts...................     $ 36,675     1.70%     $   625   $ 33,661   1.52%     $   513   $ 29,664    2.17%     $    645
Savings and money management
 accounts......................      116,684     5.29%       6,168    109,751   4.55%       4,998     86,438    4.65%        4,017
Time deposits..................       98,037     6.00%       5,885     83,573   5.35%       4,469     78,652    5.59%        4,400
Federal funds purchased/
 securities sold under
 repurchase agreements.........       19,054     4.56%         868     11,628   3.11%         362      5,798    3.50%          203
Other borrowings...............       18,598     6.04%       1,124     10,898   5.86%         639      8,780    6.31%          554
        Total interest-bearing.  -----------             ---------   --------             -------   --------              --------
liabilities....................      289,048     5.08%      14,670    249,511   4.40%      10,981    209,332    4.69%        9,819
                                 -----------             ---------   --------             -------   --------              --------
Noninterest-bearing demand
 deposits......................       48,152                           42,426                         37,733
Other liabilities..............        2,728                            3,138                          2,741
Stockholders' equity...........       31,805                           29,458                         25,864
                                ------------                         --------                       --------
     Total liabilities and
      stockholders' equity.....     $371,733                         $324,533                       $275,670
                                ============                         ========                       ========

Net interest spread............                  3.49%                          3.67%                           3.84%
Benefit of non-interest
 sources.......................                   .87%                          0.73%                           0.80%
Net interest margin/income.....                  4.36%     $15,193              4.40%     $13,186               4.64%     $ 11,681
                                                         ---------                        =======                         ========

     Average total assets for 2000 were $371.7 million, a 14.54% increase over 1999. Average earning assets for 2000 were $348.3 million which is 93.7% of average total assets. The increase in average loans of $36.6 million and the increase in average investments of $12.1 million were funded by increases in average deposits of $29.8 million, securities sold under repurchase agreements of $7.4 million, and Federal Home Loan Bank borrowings of $9.0 million. For 1999, average total assets were $324.5 million, a 17.72% increase over 1998. Average earning assets for 1999 were $299.5 million, or 92.3% of average total assets.

     Net income was a record high of $4.0 million in 2000. Interest income is the largest contributor to income and increased $5.7 million over 1999 to $29.9 million. Interest expense increased $3.7 million to $14.7 million. The increase in net interest income of $2.0 million or 15.2% in 2000 over 1999 is a result of an increase in loans and investments coupled with an increase in interest rates. Average yields on earning assets increased to 8.57% in 2000, compared to 8.07% in 1999.

     Net income was $13.2 million for 1999, a 12.9% increase over 1998. Net interest income increased as a result of the growth in the volume of average earning assets. Earning assets averaged $299.5 million in 1999, an increase of 18.8%, from the $252.1 million averaged in 1998. Average yields on earning assets declined to 8.07% in 1999, compared to 8.53% in 1998. The impact of competitive pressures in the pricing of loans and deposits along with a declining interest rate environment during the first half of 1999 contributed to the decrease.

     A key performance measure for net interest income is the "net interest margin", or net interest income divided by average interest-earning assets. Unlike the "net interest spread", the net interest margin is affected by the level of non-interest sources of funding used to support earning assets. The Company's net interest margin decreased to 4.36% in 2000 from 4.40% in 1999. In 1998, the net interest margin was 4.64%. The net interest margin deteriorated in 2000 compared to 1999 as the average rate paid on interest bearing deposits and borrowings increased at a faster rate than the average rate earned on assets. The high level of competition in the local market for both loans and deposits continues to influence the net interest margin. The net interest margin continues to be supported by an increasing amount of demand deposits which provide a non-interest source of funds and help prevent further deterioration in the net interest margin. The net interest spread measures the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing sources of funds. The net interest spread eliminates the impact of non-interest bearing funds and gives a direct perspective on the effect of market interest rate movements. As a result of changes in interest rates in 2000, coupled with competitive deposit and loan pricing in the local market, the net interest spread decreased 18 basis points to 3.49% in 2000 from 3.67% in 1999. The 1999 net interest spread of 3.67% represented a decrease from 1998 of 3.84%.

     Changes in the net interest income from period to period result from increases or decreases in the volume of interest-earning assets and interest-bearing liabilities, increases in the average rates earned and paid on such assets and liabilities, the ability to manage the earning asset portfolio, and the availability of particular sources of funds, such as non-interest bearing deposits. The following table: "Analysis of Changes in Net Interest Income" indicates the changes in the Company's net interest income as a result of changes in volume and rate from 1999 to 2000, and 1998 to 1999. The analysis of changes in net interest income included in the following table indicates that on an overall basis in 2000, the increase in the balances or volumes and the increases in interest rates of interest-earning assets created a positive impact in net interest income. The increases in the balances or volume of the interest-bearing liabilities and the increase in interest rates had a great impact on the increase in interest expense. Prime savings and money market accounts are tied to the prime rate. In 1999 and 1998, the volumes of both interest-earning assets and interest-bearing liabilities had a greater impact on the net interest income than did any changes in the rates associated with both interest-earning assets and interest-bearing liabilities.

                  Analysis of Changes in Net Interest Income

                                                  Year Ended December 31, 2000                Year Ended December 31, 1999

                                                       Compared with 1999                          Compared with 1998
                                                        Variances Due to                            Variances Due to
                                                 ------------------------------------------------------------------------------
                                                 Volume    Rate     Rate/       Total    Volume      Rate     Rate/       Total
                                                                   Volume                                     Volume
                                                 ------------------------------------------------------------------------------
                                                                                         (Amounts in thousands)
     Interest income from interest-earning assets:
     Loans...................................   $3,239    $1,037      $168     $4,444     $3,368      ($945)    ($179)   $2,244
     Investments, taxable....................      505       397        57        959        478       (140)      (21)      317
     Investments, tax-exempt.................      147        (8)       (6)       133         98         (1)       (1)       96
     Federal funds sold......................        9       117         3        129         80        (58)      (12)       10
     Interest bearing deposits in
     other banks.............................       32         0         0         32          0          0         0         0
                                              ---------------------------------------------------------------------------------
         Total...............................   $3,932    $1,543      $222      5,697     $4,024    ($1,144)    ($213)    2,667
                                              ---------------------------------------------------------------------------------

     Interest expense on interest- bearing liabilities:

     NOW  accounts...........................   $   46    $   61      $  5     $  112     $   87      ($193)     ($26)    ($132)
     Savings and money management accounts...      315       804        51      1,170      1,089        (85)      (23)      981


     Time deposits...........................      779       543        94      1,416        272       (191)      (12)       69
     Federal funds purchased / securities
      sold under repurchase agreements.......      229       169       108        506        205        (23)      (23)      159

     Other borrowings........................      451        20        14        485        135        (40)      (10)       85
                                                -------------------------------------------------------------------------------
         Total...............................   $1,820    $1,597      $272     $3,689     $1,788      ($532)     ($94)   $1,162
                                                -------------------------------------------------------------------------------
     Change in net interest income...........                                  $2,008                                    $1,505
                                                                            =========                                  ========


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

     Non-interest income for 2000 was $4.2 million, a decrease of $949,000 or 18.4% from 1999. The decrease is attributable to a $1,513,000 gain on sale and donation of equity securities in 1999. The gain on sale of investments decreased $1,554,000 or 102.7%. This decrease was partially offset by increases in service charges on deposit accounts over 1999 levels resulting from a higher volume of deposits and increases in the overall pricing of accounts. The gain on the sale of loans increased $374,000 or 54.3% to $1,064,000 in 2000. This increase was the result of the expansion of the mortgage operations in June 2000.

     Non-interest income for 1999 was $5.1 million, an increase of $1.5 million or 41.5% from 1998. The increase is attributable to a $278,000 or 10.6% increase in service charges on deposits accounts over 1998 levels resulting from a higher volume of deposits and increases in the pricing of accounts. The gain on the sale of loans decreased $239,000 or 25.6% to $689,000 in 1999 from $928,000 in 1998. This decrease was the result of overall higher rates for residential mortgage loans and the significant reduction in refinance volumes once the rates reached historic lows and moved upward. The gains on the investment securities of $1,513,000 resulted from the sale and donation of investment equity securities.

     The following table presents the principal components of non-interest income for the last three years:

                              Non-Interest Income

                                                        Year Ended
                                                        December 31,
                                         -------------------------------------
                                             2000         1999          1998
                                         ----------     ---------     --------
                                                 (Amounts in thousands)

Service charges on deposit accounts          $2,883        $2,683        $2,508
Gain on sale of loans                         1,064           689           928
Investment securities (losses) gains            (42)        1,513            33
Other                                           294           263           169
                                         ----------     ---------     ---------
     Total non-interest income               $4,199        $5,148        $3,638
                                         ==========     =========     =========

Non-interest income as a percentage of
 total average assets                          1.13%         1.59%         1.32%


Non-interest income as a percentage of        12.33%         17.56%       14.47%
 total income


Non-Interest Expense

  Non-interest expense totaled $12.4 million in 2000, an increase of 10.7% from 1999 non-interest expense of $11.2 million. The increase was primarily the result of the Company's continued growth and expansion. The increases in the salary and benefit expense reflects the increases in commissions paid in response to the growth in the mortgage operations and the trust operations, as well as normal increases in salaries and benefits. The moderate increase in occupancy expense reflects the Company's use of previously owned facilities for the mortgage and trust operations.

     Non-interest expense totaled $11.2 million in 1999, an increase of 12.7% from 1998 non-interest expense of $10.0 million. Included in the $11.2 million of non-interest expense is a $480,000 expense for the donation of 125,000 shares of common stock of Towne Services, Inc. to a charitable foundation. In addition to normal increases in salaries and benefits, the increases in the salary and benefit expense reflect the increases in commissions paid in response to the growth in volumes of retail investment sales.

     The Company has improved its ability to monitor expenditures in all organizational units by implementing more specific cost accounting and reporting. In March 2000, the Company completed implementation of a system to define the profitability of branch/departmental operations within its core banking business and is committed to developing these measurement processes at the product and account relationship levels. This system will both monitor existing expenditures and control future expenditures as well as provide management data with which to make informed decisions in the overall operation of the Company. The implementation of this system emphasizes that management is committed to a continuing emphasis on expense control. The following table presents the principal components of non-interest expense for the years ended December 31, 2000, 1999 and 1998.

                              Non-Interest Expense

                                                                 Year Ended December 31,
                                                   ---------------------------------------------------
                                                       2000                1999               1998
                                                   ------------       -------------     --------------
                                                           (Amounts in thousands)
Salaries and employee benefits.................         $ 7,311             $ 6,049             $5,427
Occupancy expense..............................           1,710               1,647              1,655
Amortization of intangible assets..............             123                 123                123
Business development expense...................             544                 528                587
Communication expense..........................             378                 335                371
Data processing expense........................             684                 684                550
Legal and professional fees....................             320                 183                217
Office supplies expense........................             305                 299                274
Charitable contribution  expense                              0                 480                  0
Other..........................................           1,047                 898                731
                                                   ------------       -------------     --------------
     Total non-interest expense................         $12,422             $11,226             $9,959
                                                   ============       =============     ==============

Non-interest expense as a percentage
   of total average assets.....................            3.34%               3.46%              3.61%

Operating efficiency ratio.....................           63.92%              66.74%             65.15%


     The Company's efficiency ratio (non-interest expense as a percentage of net interest income and non-interest income, excluding gains and losses on the sale of investments) improved to 63.92% in 2000 compared to 66.74% in 1999. Excluding the charitable contribution expense of $480,000 in

1999, the efficiency ratio would have been 63.90%. In 1998, the efficiency ratio was 65.15%. The consistent efficiency ratio in 2000 as compared to 1999 and the improvement over 1998 has occurred even though the Company has incurred significant expense to expand its retail banking, mortgage and trust operations, and to add additional products and services.

Income Taxes

  Income tax expense increased $80,000 or 4.4% in 2000 from 1999, and increased $255,000 or 16.3% in 1999 from 1998. The effective tax rate as a percentage of pre-tax income was 32.2% in 2000, 31.5% in 1999, and 35.0% in 1998. Although there were larger deductions for municipal investment income, tax exempt loan income, loan loss reserve, and smaller additions to income for deferred compensation in 2000, the effective rate was higher than 1999 due to the deduction for the 1999 gain on stock donation. The higher effective tax rate for 1998 resulted from increased state tax expense as the Company utilized all existing carryforwards of state tax credits in previous years.

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

                  Allocation of the Allowance for Loan Losses

                             December 31,          December 31,           December 31,          December 31,        December 31,
                                2000                  1999                   1998                  1997                1996
                        ------------------------------------------------------------------------------------------------------------
                           Amount   Percent(1)   Amount   Percent(1)   Amount   Percent(1)   Amount  Percent(1)   Amount  Percent(1)
                                                                   (Amounts in thousands)
Balance at End of Year
 Applicable to:
 Commercial, financial,
  agricultural.............. $  779   17.39%     $  766    18.39%      $  235    17.25%      $   78    17.48%      $  189    23.77%
 Real estate-construction...    339   13.80%        278    11.85%         144    11.66%           0    13.67%          30     8.01%
 Real estate-mortgage.......  1,704   47.54%      1,202    46.74%       1,458    50.01%         931    52.54%         189    54.03%
 Consumer loans to
  individuals...............    692   21.13%        688    22.71%         365    20.56%         138    16.03%          37    14.19%
 Lease financing............      5    0.14%         10     0.31%           5     0.52%           0     0.29%           0       --
Unallocated.................    624      --         648       --          508       --          950       --        1,023       --
                             ------------------------------------------------------------------------------------------------------
Balance at Year End......... $4,143  100.00%     $3,592   100.00%      $2,715   100.00%      $2,097   100.01%      $1,468   100.00%

(1)  Percent of loans in each category to total loans

     Additions to the allowance for loan losses, which are expensed on the Company's income statement as the "provision for loan losses", are made periodically to maintain the allowance for loan losses at an appropriate level based upon management's evaluation of the potential risk in the loan portfolio.

     The Company's provision for loan losses in 2000 was $1,063,000, a decrease of $251,000 (19.1%) over the 1999 provision of $1,314,000. The provision for loan losses charged to earnings in 1998 was $875,000. In 1999, the Company made the decision to increase the provision for loan losses to provide a higher level of allowance for loan losses commensurate with the increasing risk in the Company's loan portfolio. This higher level reflected management's overall evaluation of the loan portfolio and the significant growth of the loan portfolio.

     The following table provides details regarding charge-offs and recoveries by loan category during the most recent five year period, as well as supplemental information relating to both net loan losses, the provision and the allowance for loan losses during each of the past five years. As the table indicates, net charge-offs for 2000 represented 0.20% of average loans outstanding, compared to 0.19% for 1999 and 0.14% for 1998. The Company's charge-off ratios continue to be below the average for the industry.

                                                                Allowances for Loan Losses
                                                                        December 31,
                                            --------------------------------------------------------------------------
                                                     2000          1999            1998           1997            1996
                                                                  (Amounts in thousands)
 Total loans outstanding at end of
 period, net of unearned income...........       $283,573      $239,032        $208,967       $172,431        $135,212
                                            ==========================================================================
Daily average amount of loans
 outstanding, net of unearned income......       $261,869      $225,244        $189,369       $153,501        $128,592
                                            ==========================================================================

Balance of allowance for loan losses
 at beginning of year.....................       $  3,592      $  2,715        $  2,097       $  1,468        $  1,335

Charge-offs:
  Commercial, financial and
   agricultural...........................             73           112             119            112              77
  Real estate - construction..............              0             0               0              0
  Real estate - mortgage..................             64            41               0             37             171
  Consumer................................            485           396             259            205             121
                                            --------------------------------------------------------------------------
     Total charge-offs....................            622           549             378            354             369
                                            --------------------------------------------------------------------------

Recoveries of previous loan losses:
  Commercial, financial and
   agricultural...........................              9            23              21             95               7
  Real estate - construction..............              0             0               0              0               0
  Real estate - mortgage..................              2             2               0             18               0
  Consumer................................             99            87             100             96              25
                                            --------------------------------------------------------------------------
     Total recoveries.....................            110           112             121            209              32
                                            --------------------------------------------------------------------------

Net charge-offs...........................            512           437             257            145             337
                                            --------------------------------------------------------------------------
Provision for loan losses.................          1,063         1,314             875            774             470
Balance of allowance for loan losses
 at end of period.........................       $  4,143        $3,592        $  2,715       $  2,097        $  1,468
                                            ==========================================================================

Allowance for loan losses to period
 end loans................................           1.46%         1.50%           1.30%          1.22%           1.09%
Net charge-offs to average loans..........           0.20%         0.19%           0.14%          0.09%           0.26%


     At December 31, 2000, the allowance for loan losses was 1.46% of outstanding loans, a decrease from the 1.50% level at December 31, 1999. Management considers the allowance appropriate based upon its analysis of the potential risk in the portfolio using the methods previously discussed. Management's judgment is based upon a number of assumptions about future events which are believed to be reasonable, but which may or may not prove correct. While it is the Company's policy to charge off in the current period the loans in which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to a particular loan or class of loans. Because these risks include present and forecasted economic conditions, management's judgment as to the adequacy of the allowance is necessarily approximate and imprecise. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance will not be required.

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

     Loans outstanding averaged $261.9 million in 2000 compared to $225.2 million in 1999 and $189.4 million in 1998. At December 31, 2000, loans totaled $283.6 million compared to $239.0 million in 1999, an increase of $44.5 million (18.6%). This compares to growth in 1999 of $30.0 million (14.4%), compared to $209.0 million at December 31, 1998.

     The Company continues to experience significant increases in loan volumes and balances. The increases are attributable to a stable local economy, the Company's relatively small market share and the desire of a segment of the community to do business with a locally-owned and operated financial institution. Average loans as a percentage of average earning assets and average total assets was 75.2% and 70.4%, respectively, in 2000. This compares to average loans as a percentage of average earning assets and average total assets of 75.2% and 69.4%, respectively, in 1999.

     The following table sets forth the composition of the Company's loan portfolio as of December 31 for the past five years. The Company's loan portfolio does not contain any concentrations of loans exceeding 10% of total loans which are not otherwise disclosed as a category of loans in this table. The Company has not invested in loans to finance highly-leveraged transactions ("HLT"), such as leveraged buy-out transactions, as defined by the Federal Reserve and other regulatory agencies. Loans made by a bank for re-capitalization or acquisitions (including acquisitions by management or employees) which result in a material change in the borrower's financial structure to a highly-leveraged condition are considered HLT loans. The Company had no foreign loans or loans to lesser-developed countries as of December 31, 2000.

                           Loan Portfolio Composition
                                At December 31,

                              2000                 1999                    1998                   1997                   1996
                        Amount       %       Amount       %         Amount       %         Amount       %         Amount       %
                      ------------------------------------------  ----------  ---------  ----------  ---------  ----------  -------
                                                (Amount in thousands, except percentages)
Commercial,
 financial and
  agriculture........  $ 49,303     17.39%  $ 43,959     18.39%    $ 36,055     17.25%    $ 30,135     17.48%    $ 32,141     23.77%
                      ---------   -------  ---------   -------   ----------   -------    ---------   -------    ---------   -------
Real Estate
  Commercial.........  $ 84,561     29.82%  $ 73,420     30.72%    $ 67,168     32.14%    $ 58,518     33.94%    $ 48,422     35.81%
  Residential........    62,431     22.02%    49,755     20.82%      45,084     21.57%      40,070     23.24%      29,736     21.99%
  Residential held
   for sale..........     1,961      0.69%       668      0.28%       2,380      1.14%       1,548      0.90%         477      0.35%
  Construction and
  development........    39,136     13.80%    28,324     11.85%      24,373     11.66%      23,567     13.67%      10,829      8.01%
                      ---------   -------  ---------   -------   ----------   -------    ---------   -------    ---------   -------
  Total real
  estate.............   188,089     66.33%   152,167    636.66%     128,860     61.67%     114,146     66.20%      83,884     62.04%
                      ---------   -------  ---------   -------   ----------   -------    ---------   -------    ---------   -------
Lease financing......       398      0.14%       735      0.31%       1,084      0.52%         502      0.29%           0      0.00%
Consumer
  Direct.............    18,144      6.40%    16,714      6.99%      14,082      6.74%      12,819      7.43%      11,998      8.87%
  Indirect...........    27,054      9.54%    24,976     10.45%      15,555      7.44%       2,300      1.33%           0      0.00%
  Revolving (1)......       585      0.21%       481      0.20%       3,186      1.52%       2,972      1.72%       1,609      1.19%
                      ---------   -------  ---------   -------   ----------   -------    ---------   -------    ---------   -------
  Total consumer.....    45,783     16.15%    42,171     17.64%      42,968     20.56%      27,648     16.03%      19,187     14.19%
                      ---------   -------  ---------   -------   ----------   -------    ---------   -------    ---------   -------
  Total..............  $283,573    100.00%  $239,032    100.00%    $208,967    100.00%    $172,431    100.00%    $135,212    100.00%
                      =========   =======  =========   =======   ==========   =======    =========   =======    =========   =======


(1) Includes credit cards and other revolving consumer lines, excluding home equity lines.


     Loans may be periodically renewed with principal reductions and appropriate interest rate adjustments. Loan maturities as of December 31, 2000 are set forth in the following table based upon contractual terms. Actual cash flows may differ as borrowers have the right to prepay without prepayment penalties.

                            Loan Maturity Schedule
                             At December 31, 2000

                                                                                           One to      After
                                                                              Within        Five        Five
           ($ in thousands)                                                   One Year     Years       Years      Total
           --------------------------------------------------------------------------------------------------------------
           Commercial, financial and agricultural                             $ 31,363      $12,807     $ 5,133  $ 49,303
           Real Estate
              Construction and development                                      35,099        2,606       1,431    39,136
              Mortgage                                                          73,784       44,526      30,643   148,953
           Consumer                                                             17,604       28,237         340    46,181
           --------------------------------------------------------------------------------------------------------------
           Total loans                                                        $157,850      $88,176     $37,547  $283,573
           ==============================================================================================================

     The following table presents an interest rate sensitivity analysis of the Company's loan portfolio at December 31, 2000. The loans outstanding are shown in the time period where they are first subject to repricing.

               Sensitivity of Loans to Changes in Interest Rates
                             At December 31, 2000

                                                         Within   One to Five  After Five
($ in thousands)                                        One year     Years       Years      Total
---------------------------------------------------------------------------------------------------
Loans maturing with:
   Predetermined interest rates                         $ 78,696      $65,083     $14,147  $157,926
   Floating or adjustable interest rates                 125,647            0           0   125.647
---------------------------------------------------------------------------------------------------
Total loans                                             $204,343      $65,083     $14,147  $283,573
===================================================================================================

Non-Performing Assets.

          As a result of management's ongoing review of the loan portfolio, loans are classified as nonaccrual when it is not reasonable to expect collections of interest and principal under the original terms, generally when a loan becomes 90 days or more past due. These loans are classified as nonaccrual, even though the presence of collateral or the borrower's financial strength may be sufficient to provide for ultimate repayment. When a loan is placed on nonaccrual, the interest which has been accrued but remains unpaid is reversed and deducted from current period interest income. No additional interest is accrued and recognized as income on the loan balance until the collection of both principal and interest becomes reasonably certain. Also, there may be writedowns and, ultimately, the total charge-off of the principal balance of the loan, which could necessitate additional charges to earnings through the provision for loan losses.

          If nonaccruing loans had been accruing interest under their original terms, approximately $38,000 in 2000, $27,000 in 1999 and $43,000 in 1998 would have been recognized as earnings.

          The Company accounts for impaired loans under the provisions of Statement of Financial Accounting Standards (SFAS) No. 114 "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures", which requires that the Company evaluate the collectibility of both contractual interest and principal of loans when assessing the need for a loss allowance. The provisions of SFAS No. 114 do not apply to large pools of smaller balance homogeneous loans which are collectively evaluated for impairment. A loan is considered impaired, when based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note agreement. All loans determined to be impaired are placed on nonaccrual. The amount of the impairment is measured based on the present value of future cash flows discounted at the loan's effective interest rate or the fair value of collateral, less estimated selling expenses, if the loan is collateral dependent or foreclosure is probable.

          Non-performing loans are defined as nonaccrual and renegotiated loans. When other real estate owned is included with non-performing loans, the result is non-performing assets. The following table, "Non-Performing Assets", presents information on these assets and loans past due 90 days or more and still accruing interest as of December 31, for the past five years. Non-performing assets were $2.0 million at December 31, 2000 or 0.71% of total loans and other real estate owned. This compares to $1.2 million or 0.50% of total loans and real estate acquired by foreclosure at December 31, 1999.

          This slight increase in the nonaccrual loans is due to an increase in consumer nonaccural loans. This increase is the result of increased bankruptcies and the adoption of stricter internal monitoring and reporting requirements.

          At December 31, 2000, there were no loans past due 90 days or more and still accruing, a decrease from $27,000 in 1999 and $44,000 at the end of 1998. All loans past due 90 days or more are now classified as nonaccrual loans. Management believes the Company will receive full payment of principal and accrued interest on these loans because of the Company's collateral position and other factors, despite their past due status.

                                                                          Non-Performing Assets
                                                                              At December 31,
                                      --------------------------------------------------------------------------------------------
                                            2000                1999                1998                1997              1996
                                      --------------      ----------------       -----------        ------------      ------------
                                                              (Amounts in thousands, except percentages)
Nonaccrual loans....................         $ 1,950               $ 1,190            $2,925              $2,092            $1,747
Restructured loans..................               0                     0                 0                   0                 0
Other real estate owned.............              80                    17                 0                 275               150
                                      --------------      ----------------       -----------        ------------      ------------
     Total nonperforming assets.....         $ 2,030               $ 1,207            $2,925              $2,367            $1,897
                                      ==============      ================       ===========        ============      ============

Loans past due 90 days or more and
still accruing interest.............         $     0               $    27            $   44              $   15            $  131
                                      ==============      ================       ===========        ============      ============

Allowance for loan losses to period
end total loans.....................            1.46%                 1.50%             1.30%               1.22%             1.09%

Allowance for loan losses to period
end nonperforming assets............          212.46%               297.60%            92.82%              88.59%            77.38%

Net charge-offs to average loans....            0.20%                 0.19%             0.14%               0.09%             0.26%
Nonperforming assets to period end
loans...............................            0.69%                 0.50%             1.40%               1.37%             1.40%

Nonperforming assets to period end
loans and other real estate owned...            0.69%                 0.50%             1.40%               1.37%             1.40%



          Management is not aware of any loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been disclosed which (1) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (2) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Investment Securities

          The Company's investment securities portfolio increased 19.4% or $13.3 million to $82.0 million at year-end 2000 from 1999. The Company maintains an investment strategy of seeking portfolio yields within acceptable risk levels, as well as providing liquidity. The Company maintains two classifications of investments: "Held to Maturity" and "Available for Sale." "Available for Sale" securities are carried at fair market value with related unrealized gains or losses included in stockholders' equity as accumulated other comprehensive income, whereas the "Held to Maturity" securities are carried at amortized cost. As a consequence, with a higher percentage of securities being placed in the "Available for Sale" category, the Company's stockholders' equity is more volatile than it would be if a larger percentage of investment securities were placed in the "Held to Maturity" category. Although equity is more volatile, management has discretion, with respect to the "Available for Sale" securities, to proactively adjust to favorable market conditions in order to provide liquidity and realize gains on the sales of securities. The changes in values in the investment securities portfolio are not taken into account in determining regulatory capital requirements. As of December 31, 2000, except for the U.S. Government agencies, there was no issuer who represented 10% or more of stockholders' equity within the investment portfolio. As of December 31, 2000 and 1999, the estimated fair value of investment securities as a percentage of their amortized cost was 100.4 % and 97.7%, respectively. As of December 31, 2000, the investment securities portfolio had gross unrealized gains of $650,000 and gross unrealized losses of $347,000, for a net unrealized gain of $303,000. As of December 31, 1999, the investment securities portfolio had a net unrealized loss of $1,549,000. As of December 31, 1998, the investment securities portfolio had a net unrealized gain of $2,912,000. The following table presents the amortized cost of investment securities held by the Company at December 31, 2000 and 1999.


                             Investment Securities

                                                                                          December 31,
(Amounts in thousands)                                               2000                     1999                   1998
                                                               ---------------         ----------------        ---------------
Available for sale:
U.S. Treasuries                                                        $     0                  $ 2,493                $ 2,985
U.S. Government Agencies                                                32,929                   31,412                 23,533
Obligations of states and political subdivisions                         2,072                        0                      0
Mortgage-backed securities                                              30,301                   25,336                 28,003
Corporate Bonds                                                          6,140                      540                      0
Equity securities                                                        1,964                    1,643                  1,487
                                                               ---------------         ----------------        ---------------
Total                                                                  $73,406                  $61,424                $56,008
                                                               ---------------         ----------------        ---------------

                                                                                          December 31,
                                                                     2000                     1999                   1998
                                                               ---------------         ----------------        ---------------
Held to maturity:
Obligations of states and political subdivisions                        $8,424                   $6,691                 $3,386
Mortgage-backed securities                                                 190                      591                    789
                                                               ---------------         ----------------        ---------------
Total                                                                   $8,614                   $7,282                 $4,175
                                                               ---------------         ----------------        ---------------

          The following table represents maturities and weighted average yields of debt securities at December 31, 2000 and 1999. Yields are based on the amortized cost of securities. Maturities are based on the contractual maturities. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                  Maturity Distribution and Yields of
                                   Investment Securities

                                                                          December 31, 2000
                                                                   Amortized Cost          Yield
                                                                 ---------------------------------
          Available for Sale
          U.S. Treasury
             One year or less...............................          $         0             0.00%
             Over one through five years....................                    0             0.00%
                                                                 ---------------------------------
                Total U. S. Treasury........................          $         0             0.00%
                                                                 ---------------------------------

          U.S. Government Agencies
             One year or less...............................          $   549,493             6.61%
             Over one through five years....................           23,002,470             6.12%
             Over five through ten years....................            8,455,750             6.99%
             Over ten years.................................              921,666             7.22%
                                                                 ---------------------------------
                Total U. S. Government Agencies.............          $32,929,379             6.38%
                                                                 ---------------------------------

          Municipal Securities(1)
             Over five through ten years....................          $ 1,141,991             7.06%
             Over ten years.................................              929,634             6.64%
                                                                 ---------------------------------
                Total Municipal Securities..................          $ 2,071,625             6.87%
                                                                 ---------------------------------

          Corporate Bonds
             One year or less...............................          $   499,866             6.69%
             Over one through five years....................            5,639,793             7.49%
                                                                 ---------------------------------
                Total Corporate Bonds.......................          $ 6,139,659             7.37%
                                                                 ---------------------------------

          Mortgage Backed Securities
             Over one through five years....................          $ 5,463,922             6.33%
             Over five through ten years....................            6,655,526             6.09%
             Over ten years.................................           18,181,247             6.52%
                                                                 ---------------------------------
                Total Mortgage Backed Securities............          $30,300,695             6.39%
                                                                 ---------------------------------
                                                                 ---------------------------------
          Total Available for Sale..........................          $71,441,358             6.48%
                                                                 ---------------------------------

          Held to Maturity
          Municipal Securities(1)
             One year or less...............................          $   958,598             9.76%
             Over one through five years....................            2,883,601             7.13%
             Over five through ten years....................            2,046,873             7.19%
             Over ten years.................................            2,534,599             8.58%
                                                                 ---------------------------------
                Total Municipal Securities..................          $ 8,423,671             7.88%
                                                                 ---------------------------------

          Mortgage Backed Securities
             Over five through ten years....................          $   190,070             7.47%
                                                                 ---------------------------------
                Total Mortgage Backed Securities............          $   190,070             7.47%
                                                                 ---------------------------------
                                                                 ---------------------------------
          Total Held to Maturity............................          $ 8,613,741             7.87%
                                                                 ---------------------------------
                                                                 ---------------------------------
          Total Investment Securities.......................          $80,055,099             6.63%
                                                                 =================================

          (1) Tax-equivalent yield

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

          The Company manages its sensitivity to interest rate movements by adjusting the maturity of, and establishing rates on, the interest-earning asset portfolio and interest-bearing liabilities in line with management's expectations relative to market interest rates. The Company would generally benefit from increasing market interest rates when the balance sheet is asset sensitive and would benefit from decreasing market rates when it is liability sensitive. At December 31, 2000, the Company's interest rate sensitivity position was liability sensitive within the one-year horizon.

     The following table "Interest Sensitivity Analysis" details the interest rate sensitivity of the Company at December 31, 2000. The principal balances of the various interest-earning and interest-bearing balance sheet instruments are shown in the time period where they are first subject to repricing, whether as a result of floating or adjustable rate contracts. Time deposits do not reprice and are presented according to their contractual maturity. Prime savings accounts reprice with the prime rate and are shown as repricing within three months. Regular savings, money management and NOW accounts do not have a contractual maturity date, therefore, cash flows are based on management's judgement regarding their decay rates. All other borrowings are shown in the first period in which they could reprice. In the one-year time period, the pricing mismatch on a cumulative basis was liability sensitive $39.0 million or 17.30% of total earning assets. Management has procedures in place to carefully monitor the Company's interest rate sensitivity as the rate environment changes. It should also be noted that all interest rates do not adjust at the same velocity. As an example, the majority of the savings category listed below is priced on an adjustable basis that is sixty percent of Prime Rate. Therefore, as the Prime Rate adjusts 100 basis points, the rate on this liability only adjusts 60 basis points. Moreover, varying interest rate environments can create unexpected changes in prepayment levels of assets and liabilities which are not reflected in the interest sensitivity analysis report. Prepayments may have significant effects on the Company's net interest margin. Hence, gap is only a general indicator of interest rate sensitivity and cannot be interpreted as an absolute measurement of the Company's interest rate risk.

                         Interest Sensitivity Analysis
                             At December 31, 2000

                                                 After             After Six
                                  Within         Three             Through                       One Year
                                   Three        Through             Twelve       Within One      Through        Over Five
                                  Months       Six Months           Months          Year        Five Years        Years       Total
                              ------------------------------------------------------------------------------------------------------
                                                                (Amounts in thousands, except ratios)
Interest-Earning Assets:
Loans......................      $ 149,990      $  19,575        $  34,778        $ 204,343       $ 65,083     $ 14,147     $283,573
Investment securities......          1,732            662            7,356            9,750         37,266       35,258       82,274
Federal Funds sold.........         10,820             --               --           10,820             --           --       10,820
Interest bearing deposits
 in other banks............            500             --               --              500             --           --          500
                              ------------  -------------    -------------    -------------  -------------  -----------    ---------
   Total interest-earning
      assets...............      $ 163,042      $  20,237        $  42,134        $ 225,413       $102,349     $ 49,405     $377,167
                              ============  =============    =============    =============  =============  ===========    =========

Interest-Bearing
 Liabilities:
Money management accounts..      $   2,363      $   1,997        $   3,113            7,474       $  7,246     $    526     $ 15,246
Savings accounts...........         92,741            403              685           93,829          2,409          643       96,881
NOW accounts...............          5,056          4,419            7,250           16,725         20,829        2,766       40,320
Time deposits..............         22,577         17,690           49,008           89,275         18,809          260      108,344
Federal funds
 purchased/securities sold
 under repurchase
 agreements................         32,096              0                0           32,096              0            0       32,096
Federal Home Loan Bank
 advances..................         19,000              0            5,000           24,000              0            0       24,000
Other borrowings...........            950              0                0              950              0            0          950
                              ------------  -------------    -------------    -------------  -------------  -----------    ---------
  Total interest-bearing
    Liabilities............      $ 174,783      $  24,509        $  65,056        $ 264,348       $ 49,294     $  4,195     $317,837
                              ============  =============    =============    =============  =============  ===========    =========


Period gap.................       ($11,741)       ($4,272)        ($22,922)        ($38,935)      $ 53,055      $45,210            -
Cumulative gap.............       ($11,741)      ($16,014)        ($38,935)        ($38,935)      $ 14,120       59,330            -
Ratio of cumulative gap to
 total interest-earning
   assets..................          -3.11%         -4.25%          -10.32%          -17.27%          3.74%       15.73%           -

Liquidity

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

     Average liquid assets (cash and amounts due from banks, federal funds sold, investment securities and other short term investments) were maintained at 29.8% of average deposits in 2000 compared to 29.4% in 1999 and 31.8% in 1998.

Deposits

     The Company's average deposits and other borrowings increased $45.3 million or 15.5% from December 31, 1999 to December 31, 2000. Average interest-bearing liabilities increased $39.6 million or 15.8% while average non-interest bearing deposits increased $5.7 million or 13.5%. Average deposits and borrowings increased $44.8 million or 18.1% from December 31, 1998 to December 31, 1999. Average interest-bearing liabilities increased $40.2 million or 19.2% from December 31, 1998 to December 31, 1999, while average non-interest bearing deposits increased $4.6 million or 12.5% during the same period. The majority of the growth in deposits since 1997 reflects the Company's strategy of consistently emphasizing deposit growth, as deposits are the primary source of funding for balance sheet growth. Borrowed funds consist of short-term borrowings, securities sold under agreements to repurchase with the Bank's commercial customers, and borrowings from the Federal Home Loan Bank. The following table presents the average amount outstanding and the average rate paid on deposits and borrowings by the Company for the years 2000, 1999 and 1998:

            Average Deposit and Other Borrowing Balances and Rates

                                                                    Year ended December 31,
                                                 2000                           1999                             1998
                                   ----------------------------     ---------------------------     ----------------------------
                                       Average         Average         Average         Average         Average          Average
                                       Amount           Rate            Amount          Rate            Amount           Rate
---------------------------------------------------------------     ---------------------------     ----------------------------
                                                             (Amounts in thousands, except percentages)
Non-interest bearing demand
    deposits                            $ 48,152           0.00%        $ 42,426           0.00%        $ 37,733            0.00%
Interest-bearing liabilities:
   NOW accounts                           36,675           1.70%          33,661           1.52%          29,664            2.17%
   Savings and money management
   accounts                              116,684           5.29%         109,751           4.55%          86,438            4.65%
   Time deposits                          98,037           6.00%          83,573           5.35%          78,652            5.59%
   Federal funds purchased/
   Securities sold under repurchase
   agreements                             19,054           4.56%          11,628           3.11%           5,798            3.50%
  Other borrowings                        18,598           6.04%          10,898           5.86%           8,780            6.31%
--------------------------------------------------------------------------------------------------------------------------------
       Total interest-bearing
        liabilities                     $289,048           5.08%        $249,511           4.40%        $209,332            4.69%
================================================================================================================================
Total non-interest & interest
 bearing liabilities                    $337,200                        $291,937                        $247,065


     The following table presents the maturities of the Company's time deposits over $100,000 and other time deposits at December 31, 2000:

                                     Maturities of Time Deposits

                                     Time Deposits     Other Time
                                     over $100,000      Deposits        Total
-------------------------------------------------------------------------------
Months to Maturity
   Within 3 months                       $13,254        $ 9,323       $ 22,577
   After 3 through 6 months               11,792          5,898         17,690
   After 6 through 12 months              25,479         23,529         49,008
                                   -------------------------------------------
    Within one year                       50,525         38,750         89,275
   After 12 months                         3,800         15,267         19,067
                                   -------------------------------------------

        Total                            $54,325        $54,017       $108,342
                                   ===========================================


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

Capital

     Total stockholders' equity was $34.4 million at December 31, 2000, increasing $4.6 million or 15.3% from the previous year. The increase was the combination of earnings in the amount of

$4.0 million and an increase in accumulated other comprehensive income of $1.1 million. The increase in accumulated other comprehensive income represents unrealized gains in the available for sale investment portfolio. The Company also purchased 18,771 shares of treasury stock at a cost of $507,000, which is shown as a reduction of stockholders' equity.

     The Company's average equity to average total assets was 8.56% in 2000 compared to 9.08% in 1999 and 9.38% in 1998. The decreases in 2000 and 1999 reflect the overall growth of the Company whereas the percentage in 1998 reflects the additional capital of $4.9 million raised from a stock offering of 278,000 shares of Company common stock completed October 31, 1997. Capital is considered to be adequate to meet present operating needs and anticipated future operating requirements. Management is not aware of any trends, events or uncertainties that are reasonably likely to have a material effect on the Company's capital resources or operations. The following table presents the return on equity and assets for the years 2000, 1999 and 1998.


                          Return on Equity and Assets

                                           2000          1999           1998
                                           ----          ----           ----

Return on average total assets             1.08%         1.22%          1.06%

Return on average equity                  12.58%        13.48%         11.27%

Average equity to average                  8.56%         9.08%          9.38%
assets ratio


     At December 31, 2000, the Company was well above the minimum capital ratios required under the regulatory risk-based capital guidelines. The following table presents the capital ratios for the Company and the Bank.

                              Analysis of Capital

                                    Required                     Actual                           Excess
-------------------------------------------------------------------------------------------------------------------
                                  Amount         %            Amount          %              Amount          %
-------------------------------------------------------------------------------------------------------------------
                               (Amounts in thousands, except percentages)
Georgia Bank Financial Corporation
     12/31/00
Risk-based capital:
   Tier 1 capital                   $12,201      4.00%          $33,831        11.12%          $21,658         7.12%
   Total capital                     24,347      8.00%           37,639        12.34%           13,292         4.37%
Tier 1 leverage ratio                15,614      4.00%           33,831         8.67%           18,217         4.67%
     12/31/99
Risk-based capital
   Tier 1 capital                   $10,585      4.00%          $30,212        11.42%          $19,627         7.42%
   Total capital                     21,171      8.00%           33,579        12.69%           12,408         4.69%
Tier 1 leverage ratio                13,565      4.00%           30,212         8.91%           16,647         4.91%

Georgia Bank & Trust Company
     12/31/00
Risk-based capital:
   Tier 1 capital                   $12,095      4.00%          $32,041        10.60%          $19,946         6.60%
   Total capital                     24,190      8.00%           35,825        11.85%           11,635         3.85%
Tier 1 leverage ratio                15,545      4.00%           32,041         8.24%           16,496         4.25%
     12/31/99
Risk-based capital
   Tier 1 capital                   $10,491      4.00%          $27,894        10.63%          $17,403         6.63%
   Total capital                     20,983      8.00%           31,176        11.89%           10,193         3.89%
Tier 1 leverage ratio                13,488      4.00%           27,894         8.27%           14,406         4.27%


Forward-Looking Statements

          The Company may from time to time make written or oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission (the "Commission") and its reports to shareholders. Statements made other than those concerning historical information, should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are made based upon management's belief as well as assumptions made by, and information currently available to, management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values, securities portfolio values, interest rate risk management; the effects of competition in the banking business from other commercial banks, savings and loan associations, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in the Company's market area and elsewhere, including institutions operating through the Internet; changes in governmental regulation relating to the banking industry, including regulations relating to branching and acquisitions; failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans; and other factors. The Company cautions that such factors are not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, the Company.

Recent Accounting Pronouncement

          In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). SFAS No. 133 is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. SFAS No. 133, as amended, is now effective for all fiscal quartes of all fiscal years beginning after June 15, 2000. As the Company does not hold derivative instruments as defined by SFAS No. 133, the provisions of SFAS No. 133 will not have an impact on the financial statements upon adoption.

          In September 2000, SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, was issued. SFAS No. 140 is effective for all transfers and servicing of financial assets and extinguishments of liabilities after March 31, 2001. SFAS No. 140 is effective for recognition and reclassification of collateral and disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Due to the nature of its activities, the Company does not expect the adoption of SFAS No. 140 to have a material impact on its consolidated financial statements.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

          Market risk reflects the risk of loss due to changes in the market prices and interest rates. This loss could be reflected in diminished current market values or reduced net interest income in future periods.

          The Company's market risk arises primarily from the interest rate risk inherent in its lending and deposit activities. This risk is managed primarily by careful periodic analysis and modeling of the various components of the entire balance sheet. The investment portfolio is utilized to assist in minimizing interest rate risk in both loans and deposits due to the flexibility afforded in structuring the investment portfolio with regards to various maturities, cash flows and fixed or variable rates.

          The table below presents all rate sensitive assets and other borrowings by contractual amounts and maturity dates. Cash flows from mortgage backed securities do not reflect anticipated prepayments. For core deposits, without a contractual maturity date, cash flows are based on management's judgement regarding their decay rates or repricing behavior. The fair value of rate sensitive assets and liabilities is presented in total. The fair value of investment securities is based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. The fair value of loans is calculated using discounted cash flows by loan type. The discount rate used to determine the present value of the loan portfolio is an estimated market rate that reflects the credit and interest rate risk inherent in the loan portfolio. Fair values for certificates of deposit have been determined using discounted cash flows. The discount rate used is based on estimated market rates for deposits of similar remaining maturities. The carrying amounts of all other deposits, securities sold under repurchase agreements and variable interest rate borrowings approximated their fair values. The fair value of the fixed interest rate borrowings is calculated by discounting contractual cash flows using an estimated interest rate based on the current rates available to the Bank for debt of similar remaining maturities and collateral terms.

                                  Market Risk
                            (Amounts in thousands)

                                                                                                                             Fair
                                             2001       2002       2003       2004      2005      Thereafter      Total     Value
                                           --------   --------   --------   --------   -------   ------------   ---------  --------
Rate Sensitive Assets:
Fixed Interest Rate Loans                    78,695     35,334     17,960      7,859     3,930         14,147     157,925   151,039
Average Interest Rate                          8.71%      9.13%      9.59%      9.60%     9.60%          7.76%       8.89%

Variable Interest Rate Loans                 79,155     10,727      5,532      4,556     2,278         23,400     125,648   126,121
Average Interest Rate                          9.63%      9.50%      9.53%      9.49%     9.49%          9.72%       9.62%

Fixed Interest Rate Securities                2,008      7,829     11,259     12,061     5,840         34,022      73,019    73,245
Average Interest Rate                          5.63%      5.73%      5.97%      6.60%     6.60%          6.07%       6.14%

Variable Interest Rate Securities                 0          0          0          0         0          9,000       9,000     9,078
Average Interest Rate                          0.00%      0.00%      0.00%      0.00%     0.00%          6.31%       6.31%

Rate Sensitive Liabilities:
Money market accounts                         7,474      2,875      2,875        747       749            526      15,246    15,246
Average Interest Rate                          5.10%      5.10%      5.10%      5.10%     5.10%          5.10%       5.10%

Savings accounts                             32,465     17,574     17,584      7,838     7,847         13,573      96,881    96,881
Average Interest Rate                          5.59%      5.59%      5.59%      5.59%     5.59%          5.59%       5.59%

NOW accounts                                 16,725      7,758      7,758      2,657     2,657          2,765      40,320    40,320
Average Interest Rate                          1.93%      1.93%      1.93%      1.93%     1.93%          1.93%       1.93%

Fixed interest rate time deposits * $100M    38,750     12,381      1,033      1,170       585             98      54,017    54,337
Average Interest Rate                          6.13%      6.53%      5.89%      5.94%     5.94%          6.96%       6.21%

Fixed interest rate time deposits  ** $100M  50,525      3,317        322          0         0            161      54,325    54,402
Average Interest Rate                          6.74%      6.73%      6.58%      0.00%     0.00%          4.64%       6.73%

Securities sold under repurchase agreements  32,096          0          0          0         0              0      32,096    32,096
Average Interest Rate                          4.67%      0.00%      0.00%      0.00%     0.00%          0.00%       4.67%

Fixed interest rate borrowings                    0          0          0          0         0         24,000      24,000    24,091
Average Interest Rate                          0.00%      0.00%      0.00%      0.00%     0.00%          5.87%       5.87%

Variable interest rate borrowings               950          0          0          0         0              0         950       950
Average Interest Rate                          5.75%      0.00%      0.00%      0.00%     0.00%          0.00%       5.75%

 * less than
** greater than

Item 8:  Financial Statements

       The consolidated financial statements of the Company as of December 31, 2000 and 1999 and for each of the years in the three-year period ended December 31, 2000, are set forth on the following pages.

                                                                            Page

Independent Auditors' Report                                                  43

Consolidated Balance Sheets                                                   44

Consolidated Statements of Income                                             46

Consolidated Statements of Stockholders' Equity and Comprehensive Income      48

Consolidated Statements of Cash Flows                                         50

Notes to Consolidated Financial Statements                                    52

                         Independent Auditors' Report

The Board of Directors
Georgia Bank Financial Corporation:


We have audited the accompanying consolidated balance sheets of Georgia Bank Financial Corporation and subsidiary (the "Bank") as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders" equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United Satates of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Georgia Bank Financial Corporation and subsidiary as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of Amercia.

KPMG LLP

Atlanta, Georgia
January 19, 2001

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

                          Consolidated Balance Sheets

                          December 31, 2000 and 1999

                                  Assets                            2000           1999
                                                               ------------   ------------
Cash and due from banks (note 2)                               $ 14,674,253   $ 13,642,007
Federal funds sold                                               10,820,000      9,830,000
Interest bearing deposits in other banks                            500,000             --
                                                               ------------   ------------
                   Cash and cash equivalents                     25,994,253     23,472,007
                                                               ------------   ------------
Investment securities (note 3):
    Available-for-sale                                           73,660,371     60,054,449
    Held-to-maturity, at cost (fair values of $8,662,286
       and $7,102,288 at December 31, 2000 and 1999,
       respectively)                                              8,613,741      7,281,743
Loans (note 4)                                                  283,573,028    239,031,667
    Less allowance for loan losses                                4,142,841      3,591,613
                                                               ------------   ------------

                   Loans, net                                   279,430,187    235,440,054
                                                               ------------   ------------

Premises and equipment, net (note 5)                             10,710,745     10,481,160
Accrued interest receivable                                       3,537,384      2,792,978
Intangible assets, net (note 6)                                     369,721        492,806
Other assets                                                      3,474,611      2,085,912



                                                               ------------   ------------

                                                               $405,791,013    342,101,109
                                                               ============   ============

See accompanying notes to consolidated financial statements

                   Liabilities and Stockholders' Equity

                                                                                  2000                1999
                                                                            ----------------     ---------------
Deposits:

    Noninterest bearing                                                     $     50,138,476          43,171,186
    Interest-bearing:
       NOW accounts                                                               40,319,547          34,659,905
       Savings                                                                    96,880,744          94,010,408
       Money management accounts                                                  15,246,131          14,674,717
       Time deposits over $100,000                                                54,325,411          45,454,055
       Other time deposits                                                        54,017,455          51,150,474
                                                                            ----------------     ---------------

                                                                                 310,927,764         283,120,745
Securities sold under repurchase agreements (note 8)                              32,095,552          11,331,388
Advances from Federal Home Loan Bank (note 8)                                     24,000,000          15,000,000
Other borrowed funds (note 8)                                                        950,000           1,000,000
Accrued interest and other liabilities                                             3,434,153           1,832,245
                                                                            ----------------     ---------------

                   Total liabilities                                             371,407,469         312,284,378
                                                                            ----------------     ---------------

Stockholders" equity (notes 11, 13 and 15):
    Common stock, $3.00 par value; 10,000,000
       shares authorized; 2,093,152 shares issued and 2,074,381 and
       2,093,152 shares outstanding  in 2000 and 1999, respectively                6,279,456           6,279,456
    Additional paid-in capital                                                    21,259,955          21,259,955
    Retained earnings                                                              7,168,491           3,166,195
    Treasury stock, at cost: 18,771 shares                                          (507,360)                  -
    Accumulated other comprehensive income (loss)                                    183,002            (888,875)
                                                                            ----------------     ---------------

                   Total stockholders" equity                                     34,383,544          29,816,731


Commitments (note 7)

                                                                            $    405,791,013         342,101,109
                                                                            ================     ===============

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                       Consolidated Statements of Income
                 Years ended December 31, 2000, 1999, and 1998

                                                                     2000              1999              1998
                                                               ---------------   ---------------    --------------
Interest income:
    Loans, including fees                                       $ 24,449,106        20,005,516        17,762,188
    Investment securities:
       Taxable                                                     4,523,260         3,564,183         3,247,066
       Tax-exempt                                                    338,585           205,987           110,100
    Federal funds sold                                               519,522           390,982           380,851
    Interest-bearing deposits in other banks                          32,286                 -                 -
                                                                ------------      ------------       -----------

                  Total interest income                           29,862,759        24,166,668        21,500,205
                                                                ------------      ------------       -----------
Interest expense:
    Deposits (including interest on time deposits over
      $100,000 of $2,970,112,$2,077,806, and
      $2,054,299 in 2000, 1999, and 1998,
      respectively)                                               12,677,348         9,979,773         9,062,585
    Federal funds purchased and securities sold
      under repurchase agreements                                    868,367           362,671           203,280
    Other borrowings                                               1,123,923           638,705           553,505
                                                                ------------      ------------       -----------
                  Total interest expense                          14,669,638        10,981,149         9,819,370
                                                                ------------      ------------       -----------
                  Net interest income                             15,193,121        13,185,519        11,680,835

Provision for loan losses (note 4)                                 1,063,000         1,314,000           875,000
                                                                ------------      ------------       -----------
                  Net interest income after provision
                    for loan losses                               14,130,121        11,871,519        10,805,835
                                                                ------------      ------------       -----------
Noninterest income:
    Service charges and fees on deposits                           2,883,416         2,683,545         2,507,649
    Gain on sale of loans                                          1,063,505           689,081           928,383
    Investment securities (losses) gains, net (note 3)               (41,587)        1,512,759            33,001
    Miscellaneous income                                             293,193           262,589           168,889
                                                                ------------      ------------       -----------
                  Total noninterest income                         4,198,527         5,147,974         3,637,922
                                                                ------------      ------------       -----------
Noninterest expense:
    Salaries                                                       5,668,567         4,604,148         4,286,770
    Employee benefits                                              1,642,905         1,444,933         1,139,794
    Occupancy expenses                                             1,709,744         1,647,071         1,655,242
    Other operating expenses (note 14)                             3,401,136         3,529,782         2,877,567
                                                                ------------      ------------       -----------
                  Total noninterest expense                       12,422,352        11,225,934         9,959,373
                                                                ------------      ------------       -----------
                  Income before income taxes                       5,906,296         5,793,559         4,484,384

Income tax expense (note 9)                                        1,904,000         1,824,051         1,569,000
                                                                ------------      ------------       -----------

                  Net income                                    $  4,002,296         3,969,508         2,915,384
                                                                ============      ============       ===========

                                                                                          (Continued)

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

                       Consolidated Statements of Income

                 Years ended December 31, 2000, 1999, and 1998




Basic net income per share                      $      1.92               1.90              1.39
                                                ================  =================  ================

Diluted net income per share                    $      1.92               1.90              1.39
                                                ================  =================  ================

Weighted average common shares outstanding        2,084,632          2,093,152         2,093,152
                                                ================  =================  ================

Weighted average number of common and
    common equivalent shares outstanding          2,086,085          2,093,152         2,093,152
                                                ================  =================  ================

See accompanying notes to consolidated financial statements.

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

   Consolidated Statements of Stockholders' Equity and Comprehensive Income

                 Years ended December 31, 2000, 1999, and 1998


                                                                                   Common stock           Additional
                                                                            ----------------------------
                                                            Comprehensive      Number                      paid-in       Retained
                                                               income        of shares        Amount       capital       earnings
                                                         ------------------ -------------  ------------- -----------  -------------
Balance, December 31, 1997                                                    1,820,368      5,461,104   14,440,355     3,919,255
Comprehensive income:
   Net income                                            $   2,915,384               --             --           --     2,915,384
   Other comprehensive income -  unrealized
     gain on investment securities available for sale,
     net of income tax effect of $118,415 (see below)        1,852,238               --             --           --            --
                                                         -------------
               Total comprehensive income
                                                         $   4,767,622
                                                         =============      -----------    -----------   ----------    ----------

Balance, December 31, 1998                                                    1,820,368      5,461,104   14,440,355     6,834,639

Stock dividend declared - 15%                                                   272,784        818,352    6,819,600    (7,637,952)
Comprehensive income:
   Net income                                            $   3,969,508               --             --           --     3,969,508
   Other comprehensive loss - unrealized
     loss on investment securities available for sale,
     net of income tax effect of $1,498,620 (see below)     (2,779,849)              --             --           --            --
                                                         -------------
               Total comprehensive income

                                                         $   1,189,659
                                                         =============      -----------    -----------   ----------    ----------

Balance, December 31, 1999                                                    2,093,152      6,279,456   21,259,955     3,166,195
Comprehensive income:
   Net income                                            $   4,002,296               --             --           --     4,002,296
   Other comprehensive income - unrealized
     gain on investment securities available for sale,
     net of income tax effect of $552,178 (see below)        1,071,877               --             --           --            --
                                                         -------------
               Total comprehensive income
                                                         $   5,074,173
                                                         =============

Purchase of treasury stock                                                           --             --           --            --
                                                                            -----------    -----------   ----------    ----------

Balance, December 31, 2000                                                    2,093,152    $ 6,279,456   21,259,955     7,168,491
                                                                            ===========    ===========   ==========    ==========

                                                                          Accumulated
                                                                             other          Total
                                                            Treasury     comprehensive   stockholders'
                                                              stock      income (loss)      equity
                                                          ------------- ---------------- -------------
Balance, December 31, 1997                                          --           38,736      23,859,450
Comprehensive income:
   Net income                                                       --               --       2,915,384
   Other comprehensive income -  unrealized
     gain on investment securities available for sale,
     net of income tax effect of $118,415 (see below)               --        1,852,238       1,852,238

               Total comprehensive income


                                                          ------------    -------------  --------------

Balance, December 31, 1998                                          --        1,890,974      28,627,072
                                                                    --               --              --
Stock dividend declared - 15%
Comprehensive income:
   Net income                                                       --               --       3,969,508
   Other comprehensive loss - unrealized
     loss on investment securities available for sale,
     net of income tax effect of $1,498,620 (see below)             --       (2,779,849)     (2,779,849)

               Total comprehensive income


                                                          ------------    -------------  --------------

Balance, December 31, 1999                                          --         (888,875)     29,816,731
Comprehensive income:
   Net income                                                       --               --       4,002,296
   Other comprehensive income - unrealized
     gain on investment securities available for sale,
     net of income tax effect of $552,178 (see below)               --        1,071,877       1,071,877

               Total comprehensive income



Purchase of treasury stock                                    (507,360)              --        (507,360)
                                                          ------------    -------------  --------------

Balance, December 31, 2000                                    (507,360)         183,002      34,383,544
                                                          ============    =============  ==============

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
   Consolidated Statements of Stockholders' Equity and Comprehensive Income

                 Years ended December 31, 2000, 1999, and 1998

                                                                                    2000             1999            1998
                                                                              ---------------   --------------  ---------------
Disclosure of reclassification amount:
   Unrealized holding gains (losses) arising during period, net of taxes       $   1,044,430       (1,635,741)        1,874,019

   Less: Reclassification adjustment for gains (losses) included in net
     income, net of taxes                                                            (27,447)       1,144,108            21,781
                                                                              --------------   --------------   ---------------

               Net unrealized gains (losses) in securities                     $   1,071,877       (2,779,849)        1,852,238
                                                                              ==============   ==============   ===============

See accompanying notes to consolidated financial statements

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                 Years ended December 31, 2000, 1999, and 1998

                                                                               2000                   1999               1998
                                                                         --------------         ---------------    ----------------
Cash flows from operating activities:
 Net income                                                              $    4,002,296               3,969,508           2,915,384
 Adjustments to reconcile net income to net
  cash provided by operating activities
    Depreciation and amortization                                             1,140,369               1,131,931           1,064,844
    Deferred income tax benefit                                                (259,366)               (336,526)           (231,635)
    Provision for loan losses                                                 1,063,000               1,314,000             875,000
    Net investment securities (gains) losses                                     41,587              (1,512,759)            (33,001)
    Charitable contribution of investment securities                                 --                 480,000                  --
    Net  (accretion) amortization of discount /
     premium on  investment securities                                          (50,661)                 62,815              60,334
    Gain on disposal of premises and equipment                                  (16,732)                 (1,020)            (25,322)
    (Gain) loss on the sale of other real estate                                (17,570)                (20,478)            (10,220)
    Gain on sale of loans                                                    (1,063,505)               (689,081)           (928,383)
    Real estate loans originated for sale                                   (51,560,617)            (31,265,283)        (47,851,350)
    Proceeds from sales of real estate loans                                 51,331,790              32,977,189          47,947,727
    Increase in accrued interest receivable                                    (744,406)               (681,045)           (468,457)
    (Increase) decrease in other assets                                        (739,751)              2,180,914          (1,476,400)
    Increase  (decrease) in accrued interest and other
     liabilities                                                              1,601,908                (852,720)            443,445
                                                                         --------------         ---------------      --------------
           Net cash provided by operating activities                          4,728,342               6,757,445           2,281,966
                                                                         --------------         ---------------      --------------

Cash flows from investing activities:
 Proceeds from sales of available for sale securities                         5,914,311              17,008,206           6,333,289
 Proceeds from maturities of available for sale securities                    5,797,962              (1,232,851)          9,569,628
 Proceeds from maturities of held to maturity securities                        523,022                 315,519           1,233,308
 Purchase of held to maturity securities                                     (1,864,517)             (3,424,943)         (1,312,526)
 Purchase of available for sale securities                                  (23,353,969)            (34,334,482)         34,609,408)
 Purchase of FHLB stock                                                        (321,600)                     --                  --
 Redemption of FHLB stock                                                            --                 211,200                  --
 Net increase in loans                                                      (43,841,211)            (32,072,964)        (35,794,908)
 Purchase of Company-owned life insurance                                      (878,292)                     --                  --
 Purchases of premises and equipment                                         (2,045,163)               (493,043)         (2,102,045)
 Proceeds from sale of other real estate                                         34,512                 552,125             118,300
 Proceeds from sale of premises and equipment                                   815,026                  29,482              55,274
                                                                         --------------         ---------------    ----------------
           Net cash used in investing activities                            (59,219,919)            (39,534,739)        (43,524,892)
                                                                        ---------------         ---------------    ----------------

Cash flows from financing activities:
 Net increase in noninterest-bearing deposits                                 6,967,290               2,452,467           4,122,584
 Net (decrease) increase in NOW accounts                                      5,659,642              (1,232,851)          9,569,628
 Net increase in savings accounts                                             2,870,336              13,468,592          18,034,833
 Net (decrease) increase in money management accounts                           571,414                (872,104)          5,133,662
 Net increase (decrease) in time deposits over $100,000                       8,871,356              11,224,523          (1,370,763)
 Net increase (decrease) in other time deposits                               2,866,981               6,574,632           5,823,764
 Net  increase (decrease) in federal funds purchased
  and securities sold under repurchase agreements                            20,764,164               8,617,131          (3,223,854)

 Proceeds from other borrowed funds                                                  --                 100,000                  --
 Advances from Federal Home Loan Bank                                        29,000,000              21,000,000           4,000,000
 Payments of Federal Home Loan Bank advances                                (20,000,000)            (15,000,000)         (4,000,000)
 Principal payments on other borrowed funds                                     (50,000)                     --            (100,000)
 Purchase of treasury stock                                                    (507,360)                     --                  --
                                                                         --------------         ---------------    ----------------
           Net cash provided by financing activities                         57,013,823              46,332,390          37,989,854
                                                                         --------------         ---------------    ----------------

           Net increase (decrease) in cash and cash
            equivalents                                                       2,522,246              13,555,096          (3,253,072)

Cash and cash equivalents at beginning of year                               23,472,007               9,916,911          13,169,983
                                                                         --------------         ---------------    ----------------

Cash and cash equivalents at end of year                                 $   25,994,253              23,472,007           9,916,911
                                                                         ==============         ===============    ================

Supplemental disclosures of cash paid during the year for:

   Interest                                                              $   14,262,422              10,960,966           9,687,272
                                                                         ==============         ===============    ================

   Income taxes                                                          $    1,918,100               2,134,413           2,074,402
                                                                         ==============         ===============    ================
Supplemental information on noncash
 investing activities:
   Loans transferred to other real estate                                $       80,410                 548,589              55,934
                                                                         ==============         ===============    ================
   Sales of other real estate financed with

     loans from the Bank                                                 $           --                      --             223,000
                                                                         ==============         ================   ================
   Other investments converted to investment
     securities available for sale                                       $           --                      --             150,000
                                                                         ==============         ===============    ================

See accompanying notes to consolidated financial statements.

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999, and 1998


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

     The accounting and reporting policies of the Bank conform to accounting principles generally accepted in the United States of America and to general practice within the banking industry. The following is a description of the more significant of those policies the Bank follows in preparing and presenting its consolidated financial statements.

     (a)  Basis of Presentation

          The consolidated financial statements include the accounts of Georgia Bank Financial Corporation and its wholly owned subsidiary, Georgia Bank & Trust Company of Augusta. Significant intercompany transactions and accounts are eliminated in consolidation.

          The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates.

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

     (b)  Cash and Cash Equivalents

          Cash and cash equivalents include cash and due from banks, federal funds sold, and short-term interest-bearing deposits in other banks. Generally, federal funds are sold for one-day periods.

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999, and 1998


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

          The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Subsequent recoveries are added to the allowance. The allowance is an amount that management believes will be adequate to absorb losses on existing loans that become uncollectible, based on evaluations of the collectibility of loans. The

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999, and 1998


          evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, historical loss rate, overall portfolio quality, review of specific problem loans, and current economic conditions and trends that may affect a borrower's ability to pay. The allowance is evaluated on a regular basis utilizing estimated loss factors for specific types of loans. Such loss factors are periodically reviewed and adjusted as necessary based on actual losses.

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

                       December 31, 2000, 1999, and 1998


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

     (h)  Stock-Based Compensation

          The Bank applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plans. Accordingly, compensation cost is measured as the excess, if any, of the quoted market price of the Bank's stock at the date of grant over the amount an employee must pay to acquire the stock.

     (i)  Income Taxes

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

     (j)  Income Per Share

          Basic net income per share is computed on the weighted average number of shares outstanding in accordance with SFAS No. 128, Earnings Per Share. Diluted net income per share is computed by dividing net income by weighted average shares outstanding plus common share equivalents resulting from dilutive stock options, determined using the treasury stock method.

          On July 22, 1999, the Company's Board of Directors approved a 15% stock dividend payable on August 28, 1999 to shareholders of record on August 6, 1999. All weighted average share and

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999, and 1998


          per share information in the accompanying financial statements has been restated to reflect the effect of the additional shares outstanding from the stock dividend.

     (k)  Other Comprehensive Income

          Other comprehensive income for the Bank consists of items recorded directly in equity under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.

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

     (m)  Recent Accounting Pronouncement

          In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). SFAS No. 133 is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. SFAS No. 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. As the Company does not hold derivative instruments as defined by SFAS No. 133, the provisions of SFAS No. 133 will not have an impact on the financial statements upon adoption.

          In September 2000, SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, was issued. SFAS No. 140 is effective for all transfers and servicing of financial assets and extinguishments of liabilities after March 31, 2001. SFAS No. 140 is effective for recognition and reclassification of collateral and disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Due to the nature of its activities, the Company does not expect the adoption of SFAS No. 140 to have a material impact on its consolidated financial statements.

(2)  Cash and Due From Banks

     The subsidiary bank is required by the Federal Reserve Bank to maintain average daily cash balances. These balances were $3,197,000 and $3,401,000 at December 31, 2000 and 1999, respectively.

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999, and 1998



(3)  Investment Securities


     A summary of investment securities as of December 31, 2000 and 1999 is as follows:


                                                                                     2000
                                                  ----------------------------------------------------------------------------
                                                                          Gross               Gross
                                                   Amortized           unrealized          unrealized             Estimated
                                                     cost                 gains              losses              fair value
                                                  -------------     ---------------     ---------------      -----------------
        Held to maturity:
          Obligations of states and
           political subdivisions                 $   8,423,671             110,822             (61,704)             8,472,789
          Mortgage-backed securities                    190,070                  --                (573)               189,497
                                                  -------------     ---------------     ---------------      -----------------

                                                  $   8,613,741             110,822             (62,277)             8,662,286
                                                  =============     ===============     ===============      =================
        Available for sale:
          Obligations of U.S.
           Government agencies                    $  32,929,379             182,608            (133,042)            32,978,945
          U.S. Treasury notes                         2,071,625              31,020                 (23)             2,102,622
          Mortgage-backed securities                 30,300,695             236,784            (145,552)            30,391,927
          Corporate bonds                             6,139,659              89,218                (228)             6,228,649
          Equity securities                           1,964,235                  --              (6,007)             1,958,228
                                                  -------------     ---------------     ---------------      -----------------
                                                  $  73,405,593             539,630            (284,852)            73,660,371
                                                  =============     ===============     ===============      =================

                                                                                     1999
                                                  ----------------------------------------------------------------------------
                                                                          Gross               Gross
                                                   Amortized           unrealized           unrealized            Estimated
                                                     cost                 gains               losses             fair value
                                                  -------------     ---------------     ---------------      -----------------
        Held to maturity:
          Obligations of states and
           political subdivisions                 $   6,691,077              15,266            (185,265)             6,521,077
          Mortgage-backed securities                    590,666                  --              (9,455)               581,211
                                                  -------------     ---------------     ---------------      -----------------

                                                  $   7,281,743              15,266            (194,720)             7,102,288
                                                  =============     ===============     ===============      =================
        Available for sale:
          Obligations of U.S.
           Government agencies                    $  31,412,258               2,724            (936,748)            30,478,234
          U.S. Treasury notes                         2,493,072               2,106              (7,202)             2,487,976
          Mortgage-backed securities                 25,336,022                 941            (549,410)            24,787,553
          Corporate bonds                               539,739                  --              (6,774)               532,965
          Equity securities                           1,642,635             125,086                  --              1,767,721
                                                  -------------     ---------------     ---------------      -----------------
                                                  $  61,423,726             130,857          (1,500,134)            60,054,449
                                                  =============     ===============     ===============      =================

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999, and 1998


     The amortized cost and estimated fair value of securities held to maturity and available for sale, other than equity securities, as of December 31, 2000, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                            Securities                                Securities
                                                         held to maturity                         available for sale
                                              -------------------------------------     -------------------------------------
                                                   Amortized            Estimated           Amortized            Estimated
                                                     Cost              fair value             cost              fair value
                                              -----------------     ---------------     ---------------     -----------------
     One year or less                         $         958,598             961,728           1,049,359             1,049,315
     After one year through five years                2,883,601           2,897,127          28,642,263            28,714,487
     After five years through ten years               2,046,873           2,055,677           9,597,741             9,670,052
     After ten years                                  2,534,599           2,558,257           1,851,300             1,876,362
                                              -----------------     ---------------     ---------------     -----------------
                                                      8,423,671           8,472,789          41,140,663            41,310,216
     Mortgage-backed securities                         190,070             189,497          30,300,695            30,391,927
                                              -----------------     ---------------     ---------------     -----------------

                                              $       8,613,741           8,662,286          71,441,358            71,702,143
                                              =================     ===============     ===============     =================

     Proceeds from sales of investment securities during 2000, 1999, and 1998 were $5,914,311, $17,008,206 and $6,333,289, respectively. Gross realized gains of $1,385,200, and $38,330 were realized on those sales in 1999 and 1998, respectively, and gross realized losses of $41,587, $300,931, and $5,329 were realized on those sales in 2000, 1999, and 1998, respectively. In addition, during 1999 the Bank contributed investment securities with a fair value of $480,000 to a charitable organization and recognized a gain of $428,490 relating to such investment securities.


     Investment securities with a carrying amount of approximately $78,409,000 and $44,997,000 at December 31, 2000 and 1999, respectively, were pledged to secure public and trust deposits, and for other purposes required by law.

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999, and 1998



(4)  Loans

     Loans at December 31, 2000 and 1999 are summarized as follows:

                                                                      2000                 1999
                                                              -----------------    -----------------
          Commercial, financial, and agricultural             $      49,700,665           44,694,490
          Real estate - construction/development                     39,136,368           28,323,884
          Other loans secured by real estate:
             Single-family                                           62,431,899           49,754,707
             Commercial                                              84,560,503           73,419,627
          Real estate loans originated for sale                       1,960,582              668,250
          Consumer installment                                       45,783,011           42,170,709
                                                              -----------------    -----------------
                                                                    283,573,028          239,031,667
          Less allowance for loan losses                              4,142,841            3,591,613
                                                              -----------------    -----------------

                                                              $     279,430,187          235,440,054
                                                              =================    =================

     As of December 31, 2000 and 1999, the Bank had nonaccrual loans aggregating $1,950,390 and $1,190,000, respectively. Interest that would have been recorded on nonaccrual loans had they been in accruing status was approximately $38,000 in 2000, $27,000 in 1999, and $43,000 in 1998.

     At December 31, 2000 and 1999, the Bank had impaired loans with an outstanding balance of $1,084,000 and $958,000, respectively, with a related valuation allowance of $209,000 and $170,000 at December 31, 2000 and 1999, respectively. The average balance of impaired loans was approximately $903,000, $1,836,000, and $1,891,000 for the years ended December 31, 2000, 1999, and 1998, respectively. The interest recognized on such loans in 2000, 1999, and 1998 was immaterial.

     The following is a summary of the activity in the allowance for loan losses for the years ended December 31, 2000, 1999, and 1998:

                                                              2000                 1999                  1998
                                                       ----------------     ----------------     -----------------
          Balance, beginning of year                   $      3,591,613            2,714,638             2,097,036
          Provision for loan losses                           1,063,000            1,314,000               875,000
          Charge-offs                                          (622,328)            (548,729)             (378,783)
          Recoveries                                            110,556              111,704               121,385
                                                       ----------------     ----------------     -----------------

          Balance, end of year                         $      4,142,841            3,591,613             2,714,638
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

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999, and 1998


     The following is a summary of the activity in loans outstanding to officers, directors, and their associates for the year ended December 31, 2000:

          Balance at beginning of year                  $       4,299,604
          New loans                                            11,080,524
          Principal repayments                                 (8,924,199)
                                                        -----------------

          Balance at end of year                        $       6,455,929
                                                        =================

     The Bank is also committed to extend credit to certain directors and executives of the Bank, including companies in which they are principal owners, through personal lines of credit, letters of credit and other loan commitments. As of December 31, 2000, available balances on these commitments to these persons aggregated approximately $5,669,000.



(5)  Premises and Equipment

     Premises and equipment at December 31, 2000 and 1999 are summarized as follows:

                                                    2000             1999
                                               --------------    ------------

          Land                                 $    2,236,522       1,959,585
          Buildings                                 8,455,646       8,065,892
          Furniture and equipment                   5,413,729       5,146,625
                                               --------------    ------------
                                                   16,095,897      15,172,102
          Less accumulated depreciation             5,385,152       4,690,942
                                               --------------    ------------

                                               $   10,710,745      10,481,160
                                               ==============    ============

     Depreciation expense amounted to $1,017,284, $1,008,846, and $941,758 in 2000, 1999, and 1998 respectively.


(6)  Intangible Assets


     Intangible assets, net of accumulated amortization, at December 31, 2000 and 1999 are summarized as follows:

                                                  2000           1999
                                               ----------     ----------

          Core deposit premium                 $  213,504        320,256
          Goodwill                                156,217        172,550
                                               ----------     ----------

                                               $  369,721        492,806
                                               ==========     ==========

     Amortization expense amounted to $123,085 in 2000 and 1999 and $123,086 in 1998.

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999, and 1998


(7)  Commitments

     The Bank is committed under various operating leases for office space and equipment. At December 31, 2000, minimum future lease payments under noncancelable real property and equipment operating leases are as follows:

          2001                              $    67,945
          2002                                   25,081
                                            -----------

                                            $    93,026
                                            ===========

     Rent expense for all building, equipment and furniture rentals totaled $196,940, $182,329, and $260,108 for the years ended December 31, 2000,
     1999, and 1998, respectively.

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

     Unfunded commitments to extend credit where contract amounts represent potential credit risk totaled $55,292,000 and $46,797,000 at December 31, 2000 and 1999, respectively. Such commitments are at variable interest rates, such that the Bank has essentially no fixed rate unfunded commitments.

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


(8)  Borrowings

     The securities sold under repurchase agreements at December 31, 2000 are collateralized by obligations of the U.S. Government or its corporations and agencies, state and municipal securities, or mortgage-backed securities, which are held by independent trustees. Under such agreements, the Bank agrees to repurchase identical securities as those sold. The following summarizes pertinent data related to the securities sold under the agreements to repurchase as of and for the years ended December 31, 2000, 1999, and 1998.

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999, and 1998

                                                                2000                 1999                1998
                                                         -----------------     ----------------    ----------------
  Weighted-average borrowing rate                                     4.42%                3.08                3.50
                                                         =================     ================    ================

  Average daily balance during the year                  $      18,967,000           11,504,000           5,798,000
                                                         =================     ================    ================

  Maximum month-end balance during the year
                                                         $      32,096,000           18,362,000           7,121,000
                                                         =================     ================    ================

At December 31, 2000, the Bank had securities sold under agreements to repurchase with one counterparty aggregating approximately $24,402,000.

The Bank has an available line of credit in an amount not to exceed 10% of total assets from the Federal Home Loan Bank of Atlanta (FHLB). The line of credit is reviewed annually by the FHLB. The following fixed-rate advances were outstanding under this line at December 31, 2000 and 1999.

                                                                   2000                 1999
                                                            -----------------     ----------------
          Due April 2, 2003, 5.52%                          $              --            4,000,000
          Due May 1, 2000, 4.45%                                           --            6,000,000
          Due September 29, 2004, 5.36%                                    --            5,000,000
          Due March 22, 2010, 6.18%                                 7,000,000                   --
          Due March 30, 2010, 6.02%                                 5,000,000                   --
          Due September 29, 2010, 5.82%                             5,000,000                   --
          Due October 18, 2010, 5.46%                               7,000,000                   --
                                                            -----------------     ----------------

                                                            $      24,000,000           15,000,000
                                                            =================     ================

          Weighted-average rate                                          5.86%                5.14%
                                                            =================     ================

     The FHLB has the option to convert the fixed-rate advances to three-month, LIBOR-based floating-rate advances at various dates throughout the terms of the advances.

     At December 31, 2000 and 1999, the Bank has pledged, under a blanket floating lien, first mortgage loans with unpaid balances which, when discounted at 75% of such unpaid principal balances, equals or exceeds the advances outstanding.

     Other borrowed funds at December 31, 2000 and 1999 consist of a treasury, tax, and loan account with the Federal Reserve Bank of $950,000 and $1,000,000, respectively.

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999, and 1998


(9)  Income Taxes

     Income tax expense (benefit) for the years ended December 31, 2000, 1999, and 1998 consists of the following:

                                                  2000                 1999                  1998
                                             ----------------     ----------------     -----------------
     Current tax expense:
        Federal                              $      2,019,704            1,991,039             1,675,110
        State                                         143,662              169,538               125,525
                                             ----------------     ----------------     -----------------
            Total current                           2,163,366            2,160,577             1,800,635
                                             ----------------     ----------------     -----------------

     Deferred tax benefit:
        Federal                                      (220,584)            (282,996)             (208,791)
        State                                         (38,782)             (53,530)              (22,844)
                                             ----------------
            Total deferred                           (259,366)            (336,526)             (231,635)
                                             ----------------     ----------------     -----------------

            Total income tax expense         $      1,904,000            1,824,051             1,569,000
                                             ================     ================     =================


     Income tax expense differed from the amount computed by applying the statutory Federal corporate tax rate of 34% to income before income taxes as follows:

                                                                    Years ended December 31,
                                                  ---------------------------------------------------------
                                                        2000                 1999                1998
                                                  ----------------     ----------------     ---------------
     Computed "expected" tax expense              $      2,008,141            1,969,810           1,524,691
     Increase (decrease) resulting from:
        Tax-exempt interest income                        (224,127)            (136,773)            (89,610)
        Nondeductible interest expense                      17,431               20,292              12,942
        State income tax, net of Federal
            tax effect                                      69,221               76,565              67,769
        Charitable contribution of
        appreciated investment                                  --             (145,687)                 --
        Meals, entertainment, and club dues                 21,589               16,760              16,295
        Other, net                                          11,745               23,084              36,913
                                                  ----------------     ----------------     ---------------

                                                  $      1,904,000            1,824,051           1,569,000
                                                  ================     ================     ===============

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999, and 1998


     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are presented below:

                                                                         2000                  1999
                                                                  ----------------     -----------------
          Deferred tax assets:
           Allowance for loan losses                              $      1,485,337             1,216,831
           Deferred compensation                                           114,258               128,824
           Other                                                            23,864                 1,029
           Unrealized loss on investment securities available
             for sale                                                           --               480,402
                                                                  ----------------     -----------------
                Total deferred tax assets                                1,623,459             1,827,086
                                                                  ----------------     -----------------

          Deferred tax liabilities:
           Depreciation                                                    (76,593)              (59,184)
           Unrealized gain on investment securities
             available for sale                                            (71,776)                   --
                                                                  ----------------     -----------------
                Total deferred tax liabilities                            (148,369)              (59,184)
                                                                  ----------------     -----------------

                Net deferred tax asset                            $      1,475,090             1,767,902
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

(10) Related Parties

     Deposits include accounts with certain directors and executives of the Bank, including companies in which they are principal owners. As of December 31, 2000, these deposits totaled approximately $5,153,000.

     During the years ended December 31, 2000, 1999, and 1998, the Bank paid approximately $15,000, $13,000, and $17,000, respectively, in legal fees in the normal course of business to a law firm in which a director is a member.

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999, and 1998


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

     Quantitative measures established by regulation to ensure capital adequacy, require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000, that the Bank meets all capital adequacy requirements to which it is subject.

     As of December 31, 2000, the most recent notification from the Federal Reserve Bank of Atlanta categorized the bank subsidiary as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the bank subsidiary must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. Management is not aware of the existence of any conditions or events occurring subsequent to December 31, 2000 which would affect the bank subsidiary's well capitalized classification.

     Actual capital amounts and ratios for the Bank are presented in the table below as of December 31, 2000 and 1999, on a consolidated basis and for the bank subsidiary individually (dollars in thousands):

                                                                                                         To be well
                                                                                                      capitalized under
                                                                                   For capital        prompt corrective
                                                                Actual          adequacy purposes     action provisions
                                                         -----------------    -----------------------------------------
                                                           Amount    Ratio      Amount      Ratio     Amount     Ratio
                                                         ---------  ------    ---------   --------   --------   -------
          Georgia Bank Financial Corporation
           and subsidiary consolidated:
            As of December 31, 2000:
             Total Capital (to risk-weighted
               assets)                                  $  37,639    12.37%   $  24,347      8.00%      N/A       N/A
             Tier I Capital - risk-based (to risk-
               weighted assets)                            33,831    11.12       12,173      4.00       N/A       N/A
             Tier I Capital - leverage (to
               average assets)                             33,831     8.67       15,614      4.00       N/A       N/A

            As of December 31, 1999:
             Total Capital (to risk-weighted
               assets)                                  $  33,579    12.69%   $  21,171      8.00%      N/A       N/A
             Tier I Capital - risk-based (to risk-
               weighted assets)                            30,212    11.42       10,585      4.00       N/A       N/A
             Tier I Capital - leverage (to
               average assets)                             30,212     8.91       13,565      4.00       N/A       N/A

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999, and 1998


                                                                                                           To be well
                                                                                                       capitalized under
                                                                                   For capital         prompt corrective
                                                                Actual          adequacy purposes      action provisions
                                                         -----------------    -------------------    -------------------
                                                           Amount    Ratio      Amount      Ratio      Amount      Ratio
                                                         ---------  ------    ---------   -------    ---------  --------
          Georgia Bank & Trust Company:
           As of December 31, 2000:
            Total Capital (to risk-weighted
             assets)                                    $  35,825    11.85%  $   24,190      8.00%  $   30,237     10.00%
            Tier I Capital - risk-based (to risk-
             weighted assets)                              32,041    10.60       12,095      4.00       18,142      6.00
            Tier I Capital - leverage (to
             average assets)                               32,041     8.24       15,530      4.00       19,431      5.00

           As of December 31, 1999:
            Total Capital (to risk-weighted
             assets)                                    $  31,176    11.89%  $   20,983      8.00%  $   26,463     10.00%
            Tier I Capital - risk-based (to risk-
             weighted assets)                              27,894    10.63       10,491      4.00       15,877      6.00
            Tier I Capital - leverage (to
             average assets)                               27,894     8.27       13,488      4.00       16,956      5.00


(12) Employee Benefit Plans

     The Bank has an employee savings plan (the Plan) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. The Bank has the option to make an annual discretionary payment to the Plan. For the years ended December 31, 2000, 1999, and 1998, the Bank contributed $174,373, $166,229, and $143,641, respectively, to the Plan, which is 4% of the annual salary of all eligible employees for 2000, 1999, and 1998.

     In 1997, the Bank established a nonqualified Long-Term Incentive Plan designed to motivate and sustain high levels of individual performance and align the interests of key officers with those of shareholders by rewarding capital appreciation and earnings growth. Stock appreciation rights may be awarded annually to those key officers whose performance during the year has made a significant contribution to the Bank's growth. Such stock appreciation rights are granted at a strike price equal to the trading price of the Company's stock at date of grant, and are earned over a five-year appreciation period. Officers vest in such rights over a 10-year period. The Bank recognized expense of $60,000, $79,063, and $98,221 during 2000, 1999, and 1998, respectively, related to this plan.


(13) Stock Option Plan

     During 2000, the Bank adopted the 2000 Long-Term Incentive Plan (the "2000 Plan") which allows for stock option awards for up to 100,000 shares of the Bank's common stock to key employees of the Bank. Under the provisions of the 2000 Plan, the option price is determined by a committee of the Board of Directors at the time of grant and may not be less than 100% of the fair market value of the common stock on the date of grant of such option. When granted, these options vest over a five-year period. All options must be exercised within a ten-year period. During 2000, options for 12,500 shares were granted at an exercise price of $24.375 per share. No options were exercisable at December 31, 2000. The weighted average remaining contractual life of the options is 9.4 years.

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999, and 1998


   SFAS No. 123, Accounting for Stock-Based Compensation, encourages but does not require entities to compute the fair value of options at the date of grant and to recognize such costs as compensation expense immediately if there is no vesting period or ratably over the vesting period of the options. The Bank has chosen not to adopt the cost recognition principles of this statement. Had compensation cost been determined based upon the fair value of the options at the grant dates consistent with the method recommended by SFAS No. 123, on a pro forma basis, the Bank's net income and income per share for 2000 is indicated below:

               Net income:
                As reported                                   $    4,002,296
                Pro forma                                          3,993,942

               Basic net income per share:
                As reported                                             1.92
                Pro forma                                               1.92

               Diluted net income per share:
                As reported                                             1.92
                Pro forma                                               1.91

     The fair value of each option grant is estimated on the date of grant using a minimum value option price assessment with weighted-average assumptions used and estimated fair values as follows:

                                                                       2000
                                                                 ---------------

               Risk-free interest rate                                6.50%
               Dividend yield                                         0.00%
               Expected life at date of grant                      10 years
               Weighted average grant-date fair value           $    12.15
               Volatility                                            18.00%


(14) Other Operating Expenses

     Components of other operating expenses exceeding 1% of total revenues include the following for the years ended December 31, 2000, 1999, and 1998:

                                            2000          1999          1998
                                         ------------  -----------   ----------

          Business development expense   $  543,825      527,702       587,353
          Communication expense             378,392      334,698       371,578
          Data processing expense           683,771      683,822       550,142
          Legal and professional fees       319,674      182,849       216,531
          Office supplies expense           304,973      299,429       273,784
          Charitable contribution of
           investment securities                 --      480,000            --

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999, and 1998


(15) Condensed Financial Statements of Georgia Bank Financial Corporation (Parent Only)

     The following represents Parent Company only condensed financial information of Georgia Bank Financial Corporation:

                           Condensed Balance Sheets

                                                                                  December 31,
                                                                     --------------------------------------
        Assets                                                             2000                  1999
                                                                     ----------------     -----------------
        Cash and due from banks                                       $        90,728               498,154
        Investment securities available for sale                              508,507               639,600
        Investment in subsidiary                                           32,599,099            27,416,523
        Premises and equipment, net                                         1,213,869             1,258,669
        Other assets                                                              792                50,000
                                                                      ---------------     -----------------

                                                                      $    34,412,995            29,862,946
                                                                      ===============     =================

                Liabilities and Stockholders' Equity

        Liabilities - accrued interest and other                      $        29,451                46,215

        Stockholders' equity:
           Common stock, $3.00 par value, 10,000,000 shares
             authorized; 2,093,152 shares issued and 2,074,381
             and 2,093,152 shares outstanding in 2000 and
             1999, respectively                                             6,279,456             6,279,456
           Additional paid-in capital                                      21,259,955            21,259,955
           Retained earnings                                                7,168,491             3,166,195
           Treasury stock, at cost; 18,771 shares                            (507,360)                   --
           Accumulated other comprehensive income (loss)                      183,002              (888,875)
                                                                      ---------------     -----------------
               Total stockholders' equity                                  34,383,544            29,816,731
                                                                      ---------------     -----------------

                                                                      $    34,412,995            29,862,946
                                                                      ===============     =================

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999, and 1998


                         Condensed Statements of Income

                                                                    Years ended December 31,
                                                   -------------------------------------------------------
                                                           2000                1999               1998
                                                   ----------------     ---------------    ---------------
Income:
 Dividends from bank subsidiary                    $             --             500,000                 --
 Interest income on investment securities                       463               1,186                 --
 Miscellaneous income                                        91,200              91,200             91,200
 Investment securities gains                                     --             883,308                 --
                                                   ----------------     ---------------    ---------------
                                                             91,663           1,475,694             91,200
                                                   ----------------     ---------------    ---------------
Expense:
 Employee benefit expense                                        --              73,044                 --
 Occupancy expense                                           44,800              44,800             44,800
 Other operating expense                                     68,745             560,882             53,255
                                                   ----------------     ---------------    ---------------
                                                            113,545             678,726             98,055
                                                   ----------------     ---------------    ---------------
     (Loss) income before equity in
      undistributed earnings of
      subsidiary                                            (21,882)            796,968             (6,855)

Equity in undistributed earnings of
 Subsidiary                                               4,024,178           3,172,540          2,922,239
                                                   ----------------     ---------------    ---------------

     Net income                                    $      4,002,296           3,969,508          2,915,384
                                                   ================     ===============    ===============

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999, and 1998


                       Condensed Statements of Cash Flows

                                                                              Years ended December 31,
                                                           -----------------------------------------------------------
                                                                  2000                1999                  1998
                                                           ---------------     ----------------      -----------------
   Cash flows from operating activities:
    Net income                                             $     4,002,296            3,969,508              2,915,384
    Adjustments to reconcile net income to
      net cash provided by (used in) operating
      activities:
       Depreciation and amortization                                44,800               44,800                 44,800
       Equity in undistributed earnings of
        subsidiary                                              (4,024,178)          (3,172,540)            (2,922,239)
       Net investment securities gains                                  --             (883,308)                    --
       Charitable contribution of investment
        securities                                                      --              480,000                     --
       Increase in other liabilities                                27,016                   --                     --
       Decrease (increase) in other assets                          50,000              (12,000)               (38,000)
                                                           ---------------     ----------------      -----------------
         Net cash provided by (used in)
          operating activities                                      99,934              426,460                    (55)
                                                           ---------------     ----------------      -----------------

   Cash flows from investing activities:
    Proceeds from sales and maturities of
      available for sale securities                                     --              502,494                 36,300
    Purchase of available for sale securities                           --             (500,000)                    --
         Net cash provided by
          investing activities                                          --                2,494                 36,300
                                                           ---------------     ----------------      -----------------

   Cash flows from financing activities -
    purchase of treasury stock                                    (507,360)                  --                     --
                                                           ---------------     ----------------      -----------------


         Net (decrease) increase in cash and
          cash equivalents                                        (407,426)             428,954                 36,245

   Cash and cash equivalents at beginning of
    year                                                           498,154               69,200                 32,955
                                                           ---------------     ----------------      -----------------

   Cash and cash equivalents at end of year                $        90,728              498,154                 69,200
                                                           ===============     ================      =================

   Supplemental information on noncash
    investing activities - other assets
    converted to investment securities
    available for sale                                     $            --                   --                150,000
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

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999, and 1998


     The DBF requires its prior approval for a bank to pay dividends in excess of 50% of the preceding year's earnings. Based on this limitation, the amount of cash dividends available from the bank subsidiary for payment in 2001 is approximately $2,012,000, subject to maintenance of the minimum capital requirements. As a result of this restriction, at December 31, 2000, approximately $30,587,000 of the Parent Company's investment in its subsidiary was restricted from transfer in the form of dividends.

(16) Fair Value of Financial Instruments

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

                       December 31, 2000, 1999, and 1998

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

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999, and 1998


       The carrying amounts and estimated fair values of the Bank's financial instruments at December 31, 2000 and 1999 are as follows:

                                                 December 31, 2000                             December 31, 1999
                                     ----------------------------------------     -----------------------------------------
                                          Carrying               Estimated             Carrying               Estimated
                                           amount               fair value              amount               fair value
                                     ------------------     -----------------     -----------------     -------------------
Financial assets:
   Cash and cash equivalents        $    25,994,253            25,994,253            23,472,007              23,472,007
 Investment securities                   82,274,112            82,322,657            67,336,192              67,156,737
   Loans, net                           279,430,187           273,017,287           235,440,054             227,097,171
Financial liabilities:
   Deposits                             310,927,764           311,324,325           283,120,745             283,037,336
 Securities sold under
  repurchase agreements                  32,095,552            32,095,552            11,331,388              11,331,388
 Other borrowed funds                       950,000               950,000             1,000,000               1,000,000
 Advances from FHLB                      24,000,000            24,091,409            15,000,000              14,628,226

(17) Quarterly Financial Data (Unaudited)

   The supplemental quarterly financial data for the years ended December 31,2000 and 1999 is summarized as follows:

                                                                      Quarters ended
                                     -------------------------------------------------------------------------------
                                         March 31,          June 30,           September 30,          December 31,
                                           2000               2000                   2000                  2000
                                     ---------------    ---------------    -------------------    ------------------
Interest income                      $     6,833,878          7,348,409              7,625,285             8,055,187
Interest expense                           3,258,777          3,571,425              3,770,580             4,068,856
Net interest income                        3,575,101          3,776,984              3,854,705             3,986,331
Provision for loan losses                    258,000            240,000                250,000               315,000
Noninterest income                           806,701            906,789              1,186,762             1,298,275
Noninterest expense                        2,734,867          2,933,073              3,243,995             3,510,417
Net income                                   909,735            975,200              1,020,172             1,097,189
Net income per share -
 basic                                          0.43               0.47                   0.49                  0.53
Net income per share -
 diluted                                        0.43               0.47                   0.49                  0.53

                                                                      Quarters ended
                                     -------------------------------------------------------------------------------
                                         March 31,          June 30,           September 30,          December 31,
                                           1999               1999                 1999                   1999
                                     ---------------    ---------------    -------------------    ------------------
Interest income                      $     5,599,992          5,945,605              6,212,906             6,408,165
Interest expense                           2,487,306          2,641,948              2,835,100             3,016,795
Net interest income                        3,112,686          3,303,657              3,377,806             3,391,370
Provision for loan losses                    227,000            197,000                591,000               299,000
Noninterest income                           926,563            938,504              2,421,560               861,347
Noninterest expense                        2,573,663          2,649,230              3,280,108             2,722,933
Net income                                   790,535            877,931              1,334,758               966,284
Net income per share -

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999, and 1998



 basic                            0.38          0.42          0.64        0.46
Net income per share -
 diluted                          0.38          0.42          0.64        0.46

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

 None


                                    PART III

Item 10:  Directors and Executive Officers of the Registrant

          Information in response to this item is incorporated by reference to the Company's definitive Proxy Statement for use in connection with the 2001 annual meeting of shareholders (which definitive Proxy Statement shall be filed with the commission not later than April 30, 2001).

Item 11:  Executive Compensation

          Information in response to this item is incorporated by reference to the Company's definitive Proxy Statement for use in connection with the 2001 annual meeting of shareholders (which definitive Proxy Statement shall be filed with the commission not later than April 30, 2001).

Item 12:  Security Ownership of Certain Beneficial Owners and Management

          Information in response to this item is incorporated by reference to the Company's definitive Proxy Statement for use in connection with the 2001 annual meeting of shareholders (which definitive Proxy Statement shall be filed with the commission not later than April 30, 2001).

Item 13:  Certain Relationships and Related Transactions

          Information in response to this item is incorporated by reference to the Company's definitive Proxy Statement for use in connection with the 2001 annual meeting of shareholders (which definitive Proxy Statement shall be filed with the commission not later than April 30, 2001).

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)(1)  List of All Financial Statements

          1) See Item 8 for a list of the financial statements as filed as a part of this report.
          2) No financial statement schedules are applicable as the required information is included in the financial statements in Item 8.

     (a)(2)  Exhibit No. and Document

               3.1 Articles of Incorporation of the Company Incorporated by reference from the Company's registration statement on Form SB-2 filed August 20, 1997 (Registration No. 333-34037)

               3.2 Bylaws of the Company (Incorporated by reference to the Company's Form 10-SB, dated April 29, 1994)

              10.1  Blanton Employment Contract

              10.2  Thigpen Employment Contract

              11.1  Statement Re:  Computation of Net Income Per Share

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

March 28, 2001

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

         SIGNATURE            TITLE


    /s/ Robert W. Pollard, Jr.             Chairman of the Board,
-------------------------------------
Robert W. Pollard, Jr.                     and Director


    /s/ Edward G. Meybohm                  Vice Chairman of the Board
-------------------------------------
Edward G. Meybohm                          and Director


    /s/ R. Daniel Blanton                  President, Chief Executive Officer
-------------------------------------
Daniel Blanton                             and Director


    /s/ Ronald L. Thigpen                  Executive Vice President, Chief
-------------------------------------
Ronald L. Thigpen                          Operating Officer (Principal
                                           Financial and Accounting Officer)
                                           and Director

    /s/ Travers W. Paine III               Corporate Secretary and Director
-------------------------------------
Travers W. Paine III

   /s/ William J. Badger                    Director
-----------------------------------
William J. Badger


   /s/ William P. Copenhaver                Director
-----------------------------------
William P. Copenhaver


   /s/ Warren A. Daniel                     Director
-----------------------------------
Warren A. Daniel


   /s/ Randolph R. Smith, M.D.              Director
-----------------------------------
Randolph R. Smith, M.D.


   /s/ John W. Trulock, Jr.                 Director
-----------------------------------
John W. Trulock, Jr.

                                 EXHIBIT INDEX


                                                                 Page
(a)    Exhibits

       10.1    Blanton Employment Contract                         78

       10.2    Thigpen Employment Contract                         85

       11.1    Statement Re:  Computation of Net Income Per Share  92

       21.1    Subsidiaries of the Company                         93

       27.1    Financial Data Schedule                             94

(b)    Reports on Form 8-K

               None