Form 10-Q
period 2001-03-31
GEORGIA BANK FINANCIAL CORP /GA
filed 2001-05-15
CIK 880116

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

 X       Quarterly Report under Section 13 or 15(d) of the Securities Exchange
---      Act of 1934 For the quarterly period ended March 31, 2001.


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
Yes   X   No
    -----    ----


                     APPLICABLE ONLY TO CORPORATE ISSUERS

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

  2,074,381 shares of common stock, $3.00 par value per share, issued and outstanding as of March 31, 2001.

                      GEORGIA BANK FINANCIAL CORPORATION
                                   FORM 10-Q
                                     INDEX

                                                                            Page

Part I        FINANCIAL INFORMATION
     Item 1.  Financial Statements (Unaudited)

              Consolidated Balance Sheets as of March 31, 2001 and
              December 31, 2000                                                3

              Consolidated Statements of Income for the three months
              ended March 31, 2001 and March 31, 2000                          4

              Consolidated Statements of Cash Flows for the
              three months ended March 31, 2001 and March 31, 2000             5

              Notes to Consolidated Financial Statements                       7

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                    8

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk      14

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

* No information submitted under this caption

                                    PART I
                             FINANCIAL INFORMATION

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                          Consolidated Balance Sheets
                                  (Unaudited)

                                                                   March 31,                           December 31,
                                                                     2001                                   2000
                                                                ------------                           ------------
                            ASSETS
Cash and due from banks                                         $ 14,153,561                           $ 14,674,253
Federal funds sold                                                20,018,000                             10,820,000
Interest bearing deposits in other banks                             516,548                                500,000
                                                                ------------                           ------------
    Cash and cash equivalents                                     34,688,109                             25,994,253

Investment Securities
   Available-for-sale                                             78,664,814                             73,660,371
   Held-to-maturity, at cost (fair values of
       $8,611,472 and $8,662,286, respectively)                    8,439,505                              8,613,741

Loans                                                            295,998,195                            283,573,028
   Less allowance for loan losses                                 (4,356,587)                            (4,142,841)
                                                                ------------                           ------------
    Loans, net                                                   291,641,608                            279,430,187

Premises and equipment, net                                       11,704,556                             10,710,745
Accrued interest receivable                                        3,206,138                              3,537,384
Other real estate                                                    130,388                                 80,410
Intangible assets, net                                               338,949                                369,721
Other assets                                                       4,035,894                              3,394,201
                                                                ------------                           ------------
                                                                $432,849,961                           $405,791,013
                                                                ============                           ============

           LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
     Non-interest bearing                                       $ 50,171,206                           $ 50,138,476
     Interest bearing
        NOW accounts                                              46,625,159                             40,319,547
        Savings                                                  107,763,043                             96,880,744
        Money management accounts                                 17,133,191                             15,246,131
        Time deposits over $100,000                               58,423,646                             54,325,411
        Other time deposits                                       63,625,528                             54,017,455
                                                                ------------                           ------------
                                                                 343,741,773                            310,927,764
Federal funds purchased and securities sold
    under repurchase agreements                                   24,873,377                             32,095,552
Advances from Federal Home Loan Bank                              24,000,000                             24,000,000
Other borrowed funds                                                 300,000                                950,000
Accrued interest and other liabilities                             3,977,932                              3,434,153
                                                                ------------                           ------------
          Total liabilities                                      396,893,082                            371,407,469
                                                                ------------                           ------------
Stockholders' equity
  Common stock, $3.00 par value; authorized 10,000,000
     shares; issued 2,093,152 in 2001 and 2000; outstanding
     2,074,381 in 2001 and 2000                                    6,279,456                              6,279,456
  Additional paid-in capital                                      21,259,955                             21,259,955
  Retained earnings                                                8,153,827                              7,168,491
  Treasury stock, at cost, 18,771 shares                            (507,360)                              (507,360)
  Accumulated other comprehensive income                             771,001                                183,002
                                                                ------------                           ------------

          Total stockholders' equity                              35,956,879                             34,383,544
                                                                ------------                           ------------
                                                                $432,849,961                           $405,791,013
                                                                ============                           ============

See accompanying notes to consolidated financial statements.

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                       Consolidated Statements of Income
                                  (Unaudited)


                                                          Three Months Ended March 31,
                                                         ------------------------------
                                                             2001                2000
                                                         ----------          ----------
Interest Income
   Loans, including fees                                 $6,572,132          $5,582,783
   Investment securities                                  1,286,937           1,153,489
   Federal funds sold                                       163,671              97,606
   Interest bearing deposits in other banks                   7,699                   -
                                                         ----------          ----------
                                                          8,030,439           6,833,878
                                                         ----------          ----------
Interest Expense
   Deposits                                               3,443,919           2,895,656
   Federal funds purchased and securities sold
       under repurchase agreements                          284,643             129,927
   Other borrowings                                         364,704             233,194
                                                         ----------          ----------
                                                          4,093,266           3,258,777
                                                         ----------          ----------
Net Interest Income                                       3,937,173           3,575,101

Provision for loan losses                                   390,000             258,000
                                                         ----------          ----------
Net interest income after provision for loan losses       3,547,173           3,317,101
                                                         ----------          ----------
Non-interest Income
   Service charges and fees on deposits                     802,265             639,948
   Gain on sale of loans                                    556,913             118,844
   Investment securities gain (loss), net                     4,719             (28,517)
   Miscellaneous income                                      42,589              76,426
                                                         ----------          ----------
                                                          1,406,486             806,701
                                                         ----------          ----------
Non-interest Expense
   Salaries                                               1,661,733           1,211,932
   Employee benefits                                        492,549             360,567
   Occupancy expenses                                       431,326             408,901
   Other operating expenses                                 941,991             753,467
                                                         ----------          ----------
                                                          3,527,599           2,734,867
                                                         ----------          ----------
Income before income taxes                                1,426,060           1,388,935

Income tax expense                                          440,724            479,200
                                                         ----------          ----------
Net Income                                               $  985,336          $  909,735
                                                         ==========          ==========
Basic net income per share                               $     0.48          $     0.43

Diluted net income per share                             $     0.47          $     0.43

Weighted average common shares outstanding                2,074,381           2,093,152

Weighted average number of common and
  common equivalent shares outstanding                    2,077,024           2,093,152


See accompanying notes to consolidated financial statements.

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                       Three Months Ended March 31,
                                                                         2001               2000
                                                                    -------------      --------------
Cash flows from operating activities
Net Income                                                          $    985,336       $     909,735
 Adjustments to reconcile net income to net cash (used in)
    provided by operating activities
  Depreciation and amortization                                          281,360             279,735
  Provision for loan losses                                              390,000             258,000
  Net investment securities (gains) losses                                (4,719)             28,517
  Net accretion of discount on investment securities                     (14,288)             (7,775)
  (Gain) loss on disposal of premises and equipment                       (2,959)                204
  Gain on sale of loans                                                 (556,913)           (118,844)
  Real estate loans originated for sale                              (28,715,199)         (7,928,275)
  Proceeds from sales of real estate loans                            26,175,631           7,583,875
  Net decrease (increase) in accrued interest receivable                 331,246            (220,406)
  Net decrease (increase) in prepaid expense                              11,356            (116,709)
  Net increase in other assets                                          (954,063)           (485,127)
  Net increase in accrued interest and other liabilities                 543,779           1,052,593
                                                                    ------------        ------------
   Net cash (used in) provided by operating activities                (1,529,433)          1,235,523
                                                                    ------------        ------------
Cash flows from investing activities
  Proceeds from sales of available-for-sale securities                 1,019,764           2,927,861
  Proceeds from maturities of available-for-sale securities           13,407,742             725,680
  Proceeds from maturities of held-to-maturity securities                172,000              36,008
  Purchase of held-to-maturity securities                                      -            (207,532)
  Purchase of available-for-sale securities                          (18,521,693)        (12,587,768)
  Purchase of FHLB stock                                                       -            (171,600)
  Net increase in loans                                               (9,635,328)        (11,863,595)
  Net purchase of premises and equipment                              (1,287,741)           (102,262)
  Proceeds from the sale of other real estate                             80,410                   -
  Proceeds from the sale of premises and equipment                        46,301              35,923
                                                                    ------------        ------------
   Net cash used in investing activities                             (14,718,545)        (21,207,285)
                                                                    ------------        ------------
Cash flows from financing activities
  Net increase in deposits                                            32,814,009          21,858,546
  Net (decrease) increase in federal funds purchased and
   securities sold under repurchase agreements                        (7,222,175)          3,633,772
  Payments on notes and bonds payable                                   (650,000)           (350,000)
  Advances from Federal Home Loan Bank                                         -          17,000,000
  Payments of Federal Home Loan Bank advances                                  -         (11,000,000)
                                                                    ------------        ------------
   Net cash provided by financing activities                          24,941,834          31,142,318
                                                                    ------------        ------------

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                                  (Unaudited)



                                                                               Three Months Ended March 31,
                                                                                 2001               2000
                                                                            -------------      --------------

           Net increase in cash and cash equivalents                           8,693,856          11,170,556

Cash and cash equivalents at beginning of period                              25,994,253          23,472,007
                                                                            ------------        ------------
Cash and cash equivalents at end of period                                  $ 34,688,109        $ 34,642,563
                                                                            ============        ============
Supplemental disclosures of cash paid during the period for:
          Interest                                                          $  3,592,363        $  3,095,871
                                                                            ============        ============
          Income taxes                                                      $          -        $     12,000
                                                                            ============        ============
Supplemental disclosure of non cash investing activities - other
    real estate acquired through loan foreclosures                         $     130,388        $     80,410
                                                                            ============        ============
                                                                            ============        ============

See accompanying notes to consolidated financial statements.

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                                March 31, 2001


Note 1 - Basis of Presentation

The accompanying consolidated financial statements include the accounts of Georgia Bank Financial Corporation and its wholly-owned subsidiary, Georgia Bank & Trust Company. Significant intercompany transactions and accounts are eliminated in the consolidation.

The financial statements for the three months ended March 31, 2001 and 2000 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations and cash flows for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations are not necessarily indicative of the results of operations which the Company may achieve for the entire year.

Note 2 - Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 is effective for financial statements for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of FASB Statement No. 133." SFAS No. 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133, as amended, effective January 1, 2001. The adoption of SFAS No. 133, as amended, did not have a material impact on the consolidated financial statements.

Note 3 - Comprehensive Income

The primary component of other comprehensive income for the Company is net unrealized gains and losses on investment securities. Total comprehensive income for the three months ended March 31, 2001 was $1,573,335 compared to $1,285,371 for the three months ended March 31, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
--------------------------

Georgia Bank Financial Corporation (the "Company") may, from time-to-time, make written or oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission (the "Commission") and its reports to shareholders. Statements made in such documents, other than those concerning historical information, should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are made based upon management's belief as well as assumptions made by, and information currently available to, management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values, securities portfolio values, and interest rate risk management; the effects of competition in the banking business from other commercial banks, savings and loan associations, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in the Company's market area and elsewhere, including institutions operating through the Internet; changes in governmental regulation relating to the banking industry, including regulations relating to branching and acquisitions; failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans, and other factors. The Company cautions that such factors are not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, the Company.

Performance Overview -- Net Income
----------------------------------

The Company's net income for the first quarter of 2001 was $985,000, which was an increase of $75,000 (8.3%) compared to net income of $910,000 for the first quarter of 2000. Basic net income per share for the three months ended March 31, 2001 was $0.48 compared to $0.43 for the three months ended March 31, 2000. The increase was a result of continued growth in loans as well as higher yielding investment securities. The provision for loan losses also increased to support the increased volume of loans. Interest expense on deposits also increased due to the higher volume of deposits. Additionally, the increase in the gain on sale of loans is attributable to the mortgage operations expansion in June 2000. Increases in salaries and employee benefits expense is a result of the increased mortgage and trust operations as well as increased personnel to support growth.

The annualized return on average assets for the Company was .98% for the three months ended March 31, 2001, compared to 1.03% for the same period last year. The decrease is primarily attributable to the increase in assets. Total assets of $432.8 million at March 31, 2001 reflects an increase of $27.1 million (6.7%) from year-end 2000. This increase is primarily attributable to higher loan, investment and fed funds sold balances since December 2000. Total loans at March 31, 2001 were $296.0 million which represented an increase of $12.4 million (4.4%) from December 31, 2000. Investment securities increased $4.8 million (5.9%) from December 31, 2000 and fed funds sold increased $9.2 million (8.5%) from December 31, 2000. The annualized return on average stockholders' equity was 11.36% for the three months ended March 31, 2001 compared to 11.95% for the comparable period in 2000.

Total deposits have grown $32.8 million (10.67%) since December 31, 2000. The balance of securities sold under repurchase agreements has decreased $7.2 million (22.5%) from December 31, 2000. Advances from the Federal Home Loan Bank have remained constant since December 31, 2000.

Net Interest Income
-------------------

Net interest income increased $362,000 (10.1%) in the first quarter of 2001 compared to the first quarter of 2000. The increase is due primarily to an increase in interest income resulting from an increase in the volume of loans. Interest earning assets increased $56.4 million (16.24%) over March 31, 2000.

The increase in interest income was partially offset by an increase in interest expense of $548,000 (18.9%) for the three month period ended March 31, 2001 compared to the three month period ended March 31, 2000. Interest bearing deposits increased $38.0 million (14.9%) since March 31, 2000.

The Company's net interest margin was 4.22% for the three months ended March 31, 2001 compared to 4.36% for the three months ended March 31, 2000.

Non-interest Income
-------------------

Non-interest income increased $600,000 (74.40%) compared to the three month period ended March 31, 2000. The increase in non-interest income was primarily attributable to gain on sale of loans which increased $438,000 (368.6%) compared to the three months ended March 31, 2000. This is due to the mortgage operations expansion in June 2000. Service charges and fees on deposits increased $162,000 (25.4%) as compared to the three months ended March 31, 2000. This is related to the increased volume of deposits.

Non-interest Expense
--------------------

Non-interest expense increased $793,000 (29.0%) from the first quarter of 2000. Salary and benefits expense increased $582,000 (37.0%) in the first quarter of 2001 compared to the first quarter of 2000. Increases in salary and benefits expense are the result of the mortgage operations expansion in June 2000, the establishment of trust operations in late March 2000 and the continued expansion in the Company's local market that is reflected in additions to staff. Commissions that are based upon production, such as the mortgage and retail investment functions, have increased over the comparable 2000 quarter due to increased sales production in these areas. Moderate increases in occupancy expense of $22,000 (5.5%) over the first quarter of 2000 resulted from the Company utilizing existing owned facilities for the trust and mortgage operations expansion and for other staff additions. The increase in other operating expenses of $189,000 (25.0%) for the three months ended March 31, 2001 is primarily a result of increased marketing expense, increased internet bank and trust processing due to increased customers, increased data processing expense related to the current bank software conversion, and increased postage expense.

Income Taxes
------------

Income taxes in the first quarter of 2001 totaled $441,000, a decrease of $38,000 over the first quarter of 2000. The effective tax rate for the three months ended March 31, 2001 was 30.9% compared to 34.5%for the three months ended March 31, 2000. Income taxes are provided in interim periods based on the estimated effective tax rate expected to be applicable for the full fiscal year.

Asset Quality
-------------

Table 1 shows the current and prior period amounts of non-performing assets. Non-performing assets were $1.9 million at March 31, 2001 compared to $2.0 million at December 31, 2000 and $1.2 million at March 31, 2000. The ratio of non-performing assets to total loans and other real estate was 0.64% at March 31, 2001, compared to 0.72% at December 31, 2000 and 0.46% at March 31, 2000.
The control and monitoring of non-performing assets continues to be a priority of management.

Loans past due 90 days or more and still accruing were $0 at March 31, 2001 compared to $0 at December 31, 2000 and $375,000 at March 31, 2000. Management's present policy requires loans past due 90 days or more to be placed on nonaccrual status.

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management's analysis of potential risk in the loan portfolio. The amount of the loan loss provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the allowance in a given period, and an assessment of economic conditions. A provision for losses in the amount of $390,000 was charged to expense for the quarter ended March 31, 2001 compared to $258,000 for the quarter ended March 31, 2000. At March 31, 2001 the ratio of allowance for loan losses to total loans was 1.47% compared to 1.46% at December 31, 2000 and 1.51% at March 31, 2000. Management considers the current allowance for loan losses appropriate based upon its analysis of the potential risk in the portfolio, although there can be no assurance that the assumptions underlying such analysis will continue to be correct.

Liquidity and Capital Resources
-------------------------------

The Company's liquidity remains adequate to meet operating and loan funding requirements. The loan to deposit ratio at March 31, 2001 was 86.11% compared to 91.20% at December 31, 2000 and 82.40% at March 31, 2000. The decrease in the loan to deposit ratio from December 31, 2000 reflects the significant increase in deposits in the first quarter of 2001. The Company has also utilized borrowings from the Federal Home Loan Bank and securities sold under repurchase agreements to fund additional growth. At March 31, 2001, the Company had an additional $6.0 million available on its advance line with the Federal Home Loan Bank.

Stockholders' equity to total assets was 8.31% at March 31, 2001 compared to 8.47% at December 31, 2000. This decrease reflects the growth of the Company during the first three months of the year. The capital of the Company and the Bank exceeded all required regulatory guidelines at March 31, 2001. The Company's Tier 1 risk-based, total risk-based and the leverage capital ratios were 10.70%, 11.95%, and 8.52%, respectively, at March 31, 2001. Table 2 reflects the current regulatory capital levels in more detail, including comparisons to the regulatory minimums.

Management is not aware of any events or uncertainties that are reasonably likely to have a material affect on the Company's liquidity, capital resources or operations.

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

Table 1
-------

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                          CONSOLIDATED FINANCIAL DATA
                            (Dollars in Thousands)
                                  (Unaudited)

                                              Three Months Ended March 31,
                                          ---------------------------------
PROFITABILITY                              2001                      2000
-------------                             ------                   --------
Return on average assets *                  .98%                      1.03%

Return on average equity *                11.36%                     11.95%

ALLOWANCE FOR LOAN LOSSES
-------------------------

Beginning balance, January 1,            $4,143                     $3,592
Provision charged to expense                390                        258
Recoveries                                   28                         30
Loans charged off                           204                         76
Ending balance, March 31,                $4,357                     $3,804


NON-PERFORMING ASSETS                March 31, 2001   December 31, 2000   March 31, 2000
----------------------
Non-accrual loans                        $1,754              $1,950           $1,150
Other real estate owned                     130                  80               17
                                         ------              ------           ------
Total non-performing assets              $1,884              $2,030           $1,167
                                         ======              ======           ======
LOANS PAST DUE 90 DAYS OR
MORE AND STILL ACCRUING                  $    0              $    0           $  375
                                         ======              ======           ======


* Annualized

Table 2
-------


                      Georgia Bank Financial Corporation
                                      and
                         Georgia Bank & Trust Company
                        Regulatory Capital Requirements
                                March 31, 2001
                            (Dollars in Thousands)



                                           Actual               Required            Excess
                                      Amount     Percent   Amount     Percent   Amount   Percent
                                      ------------------   ------------------   ----------------
Georgia Bank Financial Corporation

Risk-based capital:
   Tier 1 capital                     $34,847    10.70%    13,026     4.00%     21,821     6.70%
   Total capital                       38,921    11.95%    26,051     8.00%     12,870     3.95%
Tier 1 leverage ratio                  34,847     8.52%    16,368     4.00%     18,479     4.52%


Georgia Bank & Trust Company

Risk-based capital:
   Tier 1 capital                     $33,031    10.20%    12,957     4.00%     20,074     6.20%
   Total capital                       37,084    11.45%    25,913     8.00%     11,171     3.45%
Tier 1 leverage ratio                  33,031     8.11%    16,299     4.00%     16,732     4.11%


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2001, there were no substantial changes from the interest rate sensitivity analysis or the market value of portfolio equity for various changes in interest rate calculated as of December 31, 2000. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company's audited consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2000 included in the Company's 2000 annual report on Form 10K, Item 7A.

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

                                       GEORGIA BANK FINANCIAL CORPORATION



Date: May 10, 2001                           By: /s/ Ronald L. Thigpen
      ------------                             ---------------------------------
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