Form 10-Q
period 2001-06-30
GEORGIA BANK FINANCIAL CORP /GA
filed 2001-08-13
CIK 880116

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

 X   Quarterly Report under Section 13 or 15(d) of the Securities Exchange
---  Act of 1934 For the quarterly period ended June 30, 2001.
                                                -------------

                                      or

--- Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________ to ________________.

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     2,385,538 shares of common stock, $3.00 par value per share, outstanding as of June 30, 2001.

                      GEORGIA BANK FINANCIAL CORPORATION
                                   FORM 10-Q
                                     INDEX


                                                                                               Page
Part I            Financial Information

        Item 1.   Financial Statements (Unaudited)

                  Consolidated Balance Sheets as of June 30, 2001 and
                  December 31, 2000                                                             3

                  Consolidated Statements of Income for the three months
                  ended June 30, 2001 and June 30, 2000 and the
                  six months ended June 30, 2001 and June 30, 2000                              4

                  Consolidated Statements of Cash Flows for the
                  six months ended June 30, 2001 and June 30, 2000                              5

                  Notes to Consolidated Financial Statements                                    7

        Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                 9

        Item 3.   Quantitative and Qualitative Disclosures about Market Risk                   17

Part II           Other Information

        Item 1.   Legal Proceedings                                                            18

        Item 2.   Changes in Securities                                                        18

        Item 3.   Defaults Upon Senior Securities                                              18

        Item 4.   Submission of Matters to a Vote of Security-Holders                          18

        Item 5.   Other Information                                                            19

        Item 6.   Exhibits and Reports on Form 8-K                                             19

Signature                                                                                      20


* No information submitted under this caption

                                    PART I
                             FINANCIAL INFORMATION

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                          Consolidated Balance Sheets
                                  (Unaudited)


                                    ASSETS
                                                                                  June 30,                         December 31,
                                                                                    2001                               2000
                                                                                -----------------------------------------------
Cash and due from banks                                                         $ 15,738,961                       $ 14,674,253
Federal funds sold                                                                20,321,000                         10,820,000
Interest bearing deposits in other banks                                             516,665                            500,000
                                                                                ------------                       ------------
    Cash and cash equivalents                                                     36,576,626                         25,994,253

Investment Securities
   Available-for-sale                                                             83,939,943                         73,660,371
   Held-to-maturity, at cost (fair values of
       $8,237,159 and $8,662,286, respectively)                                    8,068,896                          8,613,741

Loans                                                                            314,500,248                        283,573,028
   Less allowance for loan losses                                                 (4,538,505)                        (4,142,841)
                                                                                ------------                       ------------
       Loans, net                                                                309,961,743                        279,430,187

Premises and equipment, net                                                       12,450,903                         10,710,745
Accrued interest receivable                                                        3,562,759                          3,537,384
Intangible assets, net                                                               308,178                            369,721
Other assets                                                                       3,955,570                          3,474,611
                                                                                ------------                       ------------

                                                                                $458,824,618                       $405,791,013
                                                                                ============                       ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
     Non-interest bearing                                                       $ 52,056,599                       $ 50,138,476
     Interest bearing
        NOW accounts                                                              46,235,014                         40,319,547
        Savings                                                                  115,610,024                         96,880,744
        Money management accounts                                                 18,094,239                         15,246,131
        Time deposits over $100,000                                               61,931,031                         54,325,411
        Other time deposits                                                       63,452,135                         54,017,455
                                                                                ------------                       ------------
                                                                                 357,379,042                        310,927,764
Federal funds purchased and securities sold
    under repurchase agreements                                                   24,381,702                         32,095,552
Advances from Federal Home Loan Bank                                              35,000,000                         24,000,000
Other borrowed funds                                                               1,000,000                            950,000
Accrued interest and other liabilities                                             3,942,260                          3,434,153
                                                                                ------------                       ------------
          Total liabilities                                                      421,703,004                        371,407,469
                                                                                ------------                       ------------

Stockholders' equity
  Common Stock, $3.00 par value; authorized 10,000,000
     shares; issued 2,407,125 in 2001 and 2,093,152 in 2000;
     outstanding 2,385,538 in 2001 and 2,074,381 in 2000                           7,221,375                          6,279,456
  Additional paid-in capital                                                      30,586,217                         21,259,955
  Retained earnings                                                                9,169,927                          7,168,491
  Stock dividend declared                                                        (10,268,181)                                 -
  Accumulated other comprehensive income                                             919,636                            183,002
  Treasury Stock, at cost, 18,771 shares                                            (507,360)                          (507,360)
                                                                                ------------                       ------------
          Total stockholders' equity                                              37,121,614                         34,383,544
                                                                                ------------                       ------------

                                                                                $458,824,618                       $405,791,013
                                                                                ============                       ============


See accompanying notes to consolidated financial statements.

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                       Consolidated Statements of Income
                                  (Unaudited)


                                                                     Three Months Ended                      Six Months Ended
                                                                          June 30,                                June 30,
                                                                 ------------------------------------------------------------------
                                                                    2001                 2000               2001            2000
                                                                 ----------           ----------        -----------     -----------
Interest Income:
   Loans, including fees                                         $6,823,476           $5,921,055        $13,395,608     $11,503,838
   Investment securities                                          1,389,808            1,200,956          2,676,745       2,354,445
   Federal funds sold                                                81,505              212,054            245,176         309,660
   Interest bearing deposits in other banks                           7,478               14,344             15,177          14,344
                                                                 ----------           ----------        -----------     -----------
          Total interest income                                   8,302,267            7,348,409         16,332,706      14,182,287
                                                                 ----------           ----------        -----------     -----------
Interest Expense:
   Deposits                                                       3,455,852            3,131,088          6,899,771       6,026,744
   Federal funds purchased and securities sold
       under repurchase agreements                                  169,554              174,908            454,197         304,835
   Other borrowings                                                 443,920              265,429            808,624         498,623
                                                                 ----------           ----------        -----------     -----------
          Total interest expense                                  4,069,326            3,571,425          8,162,592       6,830,202
                                                                 ----------           ----------        -----------     -----------

Net Interest Income                                               4,232,941            3,776,984          8,170,114       7,352,085

Provision for loan losses                                           405,000              240,000            795,000         498,000
                                                                 ----------           ----------        -----------     -----------

Net interest income after provision for loan losses               3,827,941            3,536,984          7,375,114       6,854,085
                                                                 ----------           ----------        -----------     -----------

Non-interest Income:
   Service charges and fees on deposits                             677,406              591,938          1,335,479       1,141,377
   Gain on sale of loans                                            902,487              119,669          1,459,400         238,513
   Investment securities gains (losses), net                         10,265                    -             14,984         (28,517)
   Miscellaneous income                                             193,231              195,182            380,012         362,117
                                                                 ----------           ----------        -----------     -----------
          Total non-interest income                               1,783,389              906,789          3,189,875       1,713,490
                                                                 ----------           ----------        -----------     -----------

Non-interest Expense:
   Salaries                                                       1,995,216            1,321,709          3,656,949       2,533,641
   Employee benefits                                                574,383              392,803          1,066,932         753,370
   Occupancy expenses                                               516,378              432,816            975,628         865,076
   Other operating expenses                                         988,253              785,745          1,902,320       1,515,853
                                                                 ----------           ----------        -----------     -----------
          Total non-interest expense                              4,074,230            2,933,073          7,601,829       5,667,940
                                                                 ----------           ----------        -----------     -----------

          Income before income taxes                              1,537,100            1,510,700          2,963,160       2,899,635

Income tax expense                                                  521,000              535,500            961,724       1,014,700
                                                                 ----------           ----------        -----------     -----------

          Net Income                                             $1,016,100           $  975,200        $ 2,001,436     $ 1,884,935
                                                                 ==========           ==========        ===========     ===========
Basic income per share                                           $     0.43           $     0.41              $0.84     $      0.78

Diluted net income per share                                     $     0.43           $     0.41              $0.84     $      0.78

Weighted average common shares outstanding                        2,385,538            2,402,056          2,385,538       2,404,590

Weighted average number of common and common
 equivalent shares outstanding                                    2,389,798            2,402,056          2,389,187       2,404,590



See accompanying notes to consolidated financial statements.

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                                                Six Months Ended June 30,
                                                                                      --------------------------------------------
                                                                                          2001                            2000
                                                                                      ------------                     -----------
Cash flows from operating activities
Net income                                                                            $  2,001,436                     $ 1,884,935
  Adjustments to reconcile net income to net cash (used in)
    provided by operating activities
      Depreciation and amortization                                                        581,102                         561,062
      Provision for loan losses                                                            795,000                         498,000
      Net investment securities (gains) losses                                             (14,984)                         28,517
      Net accretion of discount on investment securities                                   (24,584)                        (21,031)
      Loss (gain) on disposal of premises and equipment                                     47,569                         (53,883)
      Gain on the sale of other real estate                                                   (132)                              -
      Gain on sale of loans                                                             (1,459,400)                       (238,513)
      Real estate loans originated for sale                                            (80,571,524)                    (13,932,295)
      Proceeds from sales of real estate loans                                          77,191,585                      14,343,095
      Net increase in accrued interest receivable                                          (25,375)                       (395,092)
      Net increase in other assets                                                        (808,564)                       (547,107)
      Net increase in accrued interest and other liabilities                               508,107                       2,321,173
                                                                                      ------------                     -----------
        Net cash (used in) provided by operating activities                             (1,779,764)                      4,448,861
                                                                                      ------------                     -----------
Cash flows from investing activities
      Proceeds from sales of available-for-sale securities                               5,288,420                       2,927,861
      Proceeds from maturities of available-for-sale securities                         18,680,555                       2,179,146
      Proceeds from maturities of held-to-maturity securities                              540,808                         132,772
      Purchase of held-to-maturity securities                                                    -                      (1,357,570)
      Purchase of available-for-sale securities                                        (32,540,725)                    (14,364,704)
      Purchase of FHLB stock                                                              (550,000)                       (171,600)
      Net increase in loans                                                            (26,633,453)                    (18,648,555)
      Net purchase of premises and equipment                                            (2,341,267)                       (596,823)
      Proceeds from the sale of other real estate                                           96,390                               -
      Proceeds from the sale of premises and equipment                                      33,981                         575,668
                                                                                      ------------                     -----------
        Net cash used in investing activities                                          (37,425,291)                    (29,323,805)
                                                                                      ------------                     -----------
Cash flows from financing activities
      Net increase in deposits                                                          46,451,278                      19,571,385
      Net (decrease) increase in federal funds purchased and
        securities sold under repurchase agreements                                     (7,713,850)                      6,534,643
      Proceeds from notes and bonds payable                                                 50,000                               -
      Payments on notes and bonds payable                                                        -                        (100,000)
      Advances from Federal Home Loan Bank                                              11,000,000                      17,000,000
      Payments of Federal Home Loan Bank advances                                                -                     (15,000,000)
      Purchase of treasury stock                                                                 -                        (258,392)
                                                                                      ------------                     -----------
        Net cash provided by financing activities                                       49,787,428                      27,747,636
                                                                                      ------------                     -----------



               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                                                Six Months Ended June 30,
                                                                                      --------------------------------------------
                                                                                          2001                            2000
                                                                                      ------------                     -----------
        Net increase in cash and cash equivalents                                       10,582,373                       2,872,692

Cash and cash equivalents at beginning of period                                        25,994,253                      23,472,007
                                                                                      ------------                     -----------
Cash and cash equivalents at end of period                                            $ 36,576,626                     $26,344,699
                                                                                      ============                     ===========

Supplemental disclosures of cash paid during the period for:
     Interest                                                                         $ 7,524,221                      $ 6,178,535
                                                                                      ============                     ===========
     Income taxes                                                                     $   997,000                      $    12,000
                                                                                      ============                     ===========
Supplemental disclosures of noncash investing activities -
     Loan foreclosures transferred to other real estate                               $   146,236                      $         -
                                                                                      ============                     ===========


See accompanying notes to consolidated financial statements.

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                                 June 30, 2001


Note 1 - Basis of Presentation

The accompanying financial statements include the accounts of Georgia Bank Financial Corporation and its wholly-owned subsidiary, Georgia Bank & Trust Company. Significant intercompany transactions and accounts are eliminated in the consolidation.

The financial statements for the three months and six months ended June 30, 2001 and 2000 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations and cash flows for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results of operations which the Company may achieve for the entire year.

Note 2 - Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS) No. 133. SFAS No. 133 is effective for financial statements for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of FASB Statement No. 133." SFAS No. 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133, as amended, effective January 1, 2001. The adoption of SFAS No. 133, as amended, did not have a material impact on the consolidated financial statements.

In July 2001, FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

The Company is required to adopt the provisions of SFAS No. 141 immediately and SFAS No. 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142.

SFAS No. 141 will require upon adoption of SFAS No. 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

At June 30, 2001, the Company had net intangible assets of approximately $308,000. Because of the extensive effort needed to comply with adopting SFAS No. 141 and SFAS No. 142, it is not practicable to reasonably estimate the impact of adopting these statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

Note 3 - Comprehensive Income

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The primary component of the differences between net income and comprehensive income for the Company is net unrealized gains and losses on investment securities. Total comprehensive income for the six months ended June 30, 2001 was $2,738,070 compared to $2,000,729 for the six months ended June 30, 2000. Total comprehensive income for the three months ended June 30, 2001 was $1,164,735 compared to $718,358 for the three months ended June 30, 2000.

Note 4 - Stock Dividend Declared

On July 18, 2001, the board of directors of the Company declared a 15% stock dividend for shareholders of record on August 10, 2001 which is payable on August 31, 2001. Stockholders' equity, including shares, at June 30, 2001, has been retroactively restated to reflect the stock dividend. All per share amounts and weighted average shares outstanding have been restated to reflect the stock dividend.

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

Performance Overview
---------------------

The Company's net income for the second quarter of 2001 was $1,016,000, which was an increase of $41,000 (4.2%) compared to net income of $975,000 for the second quarter of 2000. Earnings per share were $0.43 for the second quarter of 2001 compared to $0.41 for the second quarter of 2000. Earnings per share for both periods have been adjusted to reflect the 15% stock dividend declared which is discussed above. Net income for the first six months of 2001 was $2,001,000, an increase of $116,000 (6.2%) compared with net income of $1,885,000 for the first six months of 2000. Increases in loan and investment volumes in both the three months and the six months ended June 30, 2001 produced increases in loan income and fees and investment income, despite lower rates. The mortgage operations expansion and the increased refinancings accounted for a $5.0 million increase in mortgage loans held for sale for the twelve months ended June 30, 2001 and a $3.3 million increase since December 31, 2000. Increases in deposits and other borrowing interest expense are due to deposit growth as well as increases in Federal Home Loan Bank borrowings. The ratio of allowance for loan losses to total loans has remained fairly consistent, resulting in a higher loan loss provision to support increased loan volumes for both the three and six months ended June 30, 2001 compared to the same periods in 2000. Increases in non-interest income for the three months and six months ended June 30, 2001 is primarily attributable to increased gains on sale of mortgage loans in the secondary market which was driven by the lower interest rate environment during 2001. Increases in non-interest expense are primarily related to personnel expense due to the mortgage operations expansion, establishment of a trust department in March 2000, and overall company growth.

The Company opened a full service branch in Evans, GA in May 2001. In addition, during the first six months of 2001, the Company converted it's core software and hardware computer systems to an enhanced system.

On July 18, 2001, the Board of Directors declared a 15% stock dividend. The dividend is payable August 31, 2001 to shareholders of record on August 10, 2001.

Total assets increased $53.0 million (13.1%) from December 31, 2000 and $84.7 million (22.6%) from June 30, 2000. For the six months ended June 30, 2001, the $53.0 million of growth was attributable to growth in loans of $30.9 million, investments of $9.7 million, and federal funds sold of $9.5 million. Deposits increased $46.5 million, Federal Home Loan Bank advances increased $11.0 million and securities sold under repurchase agreements decreased $7.7 million during the six months ended June 30, 2001. For the twelve months ended June 30, 2000, loans increased $57.1 million, investments increased $13.8 million, and federal funds sold increased $8.0 million. Premises and equipment increased $2.4 million, due to the new branch which opened in late May 2001 as well as the purchase of new core software and hardware computer systems. During the past twelve months, deposits increased $54.7 million, Federal Home Loan Bank advances increased $18.0 million, and securities sold under repurchase agreements increased $6.5 million.

The return on average assets for the Company was .95% for the six months ended June 30, 2001, compared to 1.03% for the same period last year. The return on average stockholders' equity was 11.27% for the six months ended June 30, 2001, versus 12.10% for the comparable period in 2000. The decrease in the return on average assets and return on average stockholders' equity is due to the Company's growth.

Net Interest Income
-------------------

Net interest income increased $455,957 (12.1%) over the second quarter of 2000 and $818,029 (11.1%) during the first six months of 2001 over the comparable period in 2000, primarily due to increases in loans outstanding. Despite lower interest rates during 2001, the Company experienced increases in loan interest income, including fees, of $902,000 (15.2%) for the three months ended June 30, 2001 compared to the three months ended June 30, 2000 and $1.9 million (16.4%) for the six months ended June 30, 2001 over the comparable six month period in 2000. Increases in investment volumes resulted in increased investment interest income of $189,000 and $322,000 for the three months and six months ended June 30, 2001, respectively, over the three months and six months ended June 30, 2000, respectively. Decreases in volume of federal funds sold and interest rates during 2001 resulted in decreases in interest income from federal funds sold during the three months and six months ended June 30, 2001. Interest earning assets were $427.3 million at June 30, 2001, an increase of $78.9 million over June 30, 2000 and $50.2 million over year-end 2000. Increases in deposit volumes resulted in increases in deposit interest expense of $325,000 (10.4%) for the second quarter of 2001 over the second quarter of 2000 and $873,000 (14.5%) for the six months ended June 30, 2001 over the comparable six month period ended June 30, 2000. Increases in advances from the Federal Home Loan Bank accounted for increases in other borrowings interest expense of $178,000 for the three-month period ended June 30, 2001 over the three months ended June 30, 2000 and $310,000 for the six months ended June 30, 2001 over the six months ended June 30, 2000. Although the volume of securities sold under repurchase agreements increased in the second quarter 2001 as compared to the second quarter of 2000, the decrease in the prime rate resulted in a decrease in interest expense for the three months ended June 30, 2001 compared to the three months ended June 30, 2000. For the six-month period ended June 30, 2001, the volume increase in securities sold under repurchase agreements coupled with the decrease in the prime rate resulted in a $149,000 increase in expense when compared to the six months ended June 30, 2000.

The Company's net interest margin for the three months and six months ended June 30, 2001 was 4.27% and 4.14%, respectively, compared to 4.35% and 4.24% for the three and six months ended June 30, 2000, respectively.

Non-interest Income
-------------------

Non-interest income increased $877,000 (96.7%) during the three-month period ended June 30, 2001 compared to the three-month period ended June 30, 2000 and $1.5 million (86.2%) during the six-month period ended June 30, 2001 compared to the six-month period ended June 30, 2000. Fee income from origination and sale of mortgages in the secondary market increased $783,000 (654.2%) during the three-month period June 30, 2001 compared to the three-month period ended June 30, 2000 and $1.2 million (511.9%) during the six-month period ended June 30, 2001 compared to the six-month period ended June 30, 2000. These increases are directly related to the expansion of the mortgage operations in Augusta, GA in June 2000, the acquisition of an additional mortgage office in Savannah, GA in September 2000, and the addition of the Nashville, TN mortgage office in March 2001 coupled with the increases in refinancings during 2001 due to the decrease in the prime rate. Management expects that refinancings will slow as the year continues. Increases in deposit account balances resulted in increases in service charges and fees on deposits of $85,000 (14.4%) and $194,000 (17.0%) during the three and six months ended June 30, 2001, respectively, compared to the three and six months ended June 30, 2000.

Non-interest Expense
--------------------

Non-interest expense totaled $4.1 million for the second quarter of 2001, an increase of $1.1 million (38.9%) over the second quarter of 2000. Non-interest expense totaled $7.6 million for the six months ended June 30, 2001 an increase of $1.9 million (34.1%), over the comparable period in 2000. Salary and benefits expense of $2.0 million and $3.7 million for the three and six months ended June 30, 2001, respectively, increased $855,000 (49.9%) over the second quarter of 2000 and $1.4 million (43.7%) over the six months ended June 30, 2000. Increases in trust personnel in March 2000, continued increases in mortgage personnel, and overall company growth accounted for these increases. Occupancy expense increased $84,000 (19.3%) during the three months ended June 30, 2001 when compared to the second quarter of 2000 and $111,000 (12.8%) during the six months ended June 30, 2001 when compared to the six-month period in 2000. Increases in depreciation expense due to the new computer system, automobile maintenance, rent expense and electricity due to additional mortgage offices in Savannah, GA and Nashville, TN, account for the increase in occupancy expense. Other operating expenses increased $203,000 (25.8%) during the three months ended June 30, 2001 when compared to the second quarter of 2000 and $386,000 (25.5%) during the six months ended June 30, 2001 when compared to the six months ended June 30, 2000. These increases resulted primarily from the loss on the disposal of the previous core computer system in 2001, increased marketing expenditures, increased processing expenses, primarily ATM Processing and Internet Banking expense due to the increased number of customers using these products, increased postage due primarily to mortgage mailings to investors, increased office and computer supplies due to the mortgage expansion and the computer conversion, increases in data processing expense due to the computer conversion and new software and hardware maintenance agreements, increases in communications expense due to the mortgage expansion and computer lines to mortgage offices and increases in professional fees for computer conversion consulting.

Income Taxes
------------

Income tax expense for the second quarter of 2001 totaled $521,000, a decrease of $15,000 from the second quarter of 2000. Income tax expense for the six months ended June 30, 2001 totaled $962,000 for an effective tax rate of 32.46% compared to 34.99% for the six months ended June 30, 2000. The decrease in the effective tax rate for the six months ended June 30, 2001 is due to increased tax-exempt income. Income taxes are estimated on a quarterly basis.

Asset Quality
-------------

Table 1 which follows shows the current and prior period amounts of non-performing assets. Non-performing assets were $1.6 million at June 30, 2001, compared to $2.0 million at December 31, 2000 and $1.1 million at June 30, 2000. The ratio of non-performing assets to total loans and other real estate was 0.50% at June 30, 2001, compared to 0.72% at December 31, 2000 and .43% at June 30, 2000. The control and monitoring of non-performing assets continues to be management's priority.

Loans past due 90 days or more and still accruing were $182,000 at June 30, 2001 compared to $0 at December 31, 2000 and $280,000 at June 30, 2000. Of the $182,000 of loans past due 90 days or more, $154,000 were put on nonaccrual status and $28,000 were paid off in July 2001.

Net charge-offs for the six month period ending June 30, 2001 were $400,000 or 0.13% of average loans as compared to the net charge-offs of $184,000 or 0.08% for the same period in 2000.

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management's analysis of potential risk in the loan portfolio. The amount of the loan loss provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the allowance in a given period, and an assessment of economic conditions. A provision for losses in the amount of $405,000 was charged to expense for the quarter ended June 30, 2001. At June 30, 2001, the ratio of allowance for loan losses to total loans was 1.44%, as compared to 1.46% at December 31, 2000 and 1.54% at June 30, 2000. Management considers the current allowance for loan losses appropriate based upon its analysis of the potential risk in the portfolio, although there can be no assurance that the assumptions underlying such analysis will continue to be correct.

Liquidity and Capital Resources
-------------------------------

The Company's liquidity remains adequate to meet operating and loan funding requirements. The loan to deposit ratio at June 30, 2001 was 88.00% compared to 91.20% at December 31, 2000 and 85.03% at June 30, 2000. Loans increased $57.1 million from June 30, 2000 and $30.9 million during the first six months of 2001 while deposits increased $54.7 million from June 30, 2000 and increased $46.5
million during the first six months of 2001.   The Company also uses Federal
Home Loan Bank borrowings and securities sold under repurchase agreements to fund loan growth. FHLB borrowings increased $18.0 million from June 30, 2000 and $11.0 million from December 31, 2000. Securities sold under repurchase agreements increased $6.5 million from June 30, 2000 and decreased $7.7 million from December 31, 2000. The Company has an additional $5.0 million credit line available at the Federal Home Loan Bank at June 30, 2001.

Shareholders' equity to total assets was 8.09% at June 30, 2001 compared to 8.44% at June 30, 2000 and 8.47% at December 31, 2000. This decrease is reflective of the growth experienced by the Company. The capital of the Company and the Bank exceeded all required regulatory guidelines at June 30, 2001. The Company's Tier 1 risk-based, total risk-based and the leverage capital ratios were 10.31%, 11.56%, and 8.13%, respectively, at June 30, 2001. Table 2 which follows reflects the current regulatory capital levels in more detail, including comparisons to the regulatory minimums.

Management is not aware of any events or uncertainties that are reasonably likely to have a material effect on the Company's liquidity, capital resources or operations.

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

TABLE 1
-------

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                          CONSOLIDATED FINANCIAL DATA
                            (Dollars in Thousands)
                                  (Unaudited)


                                                         Six Months Ended June 30,
                                                     ---------------------------------
PROFITABILITY                                         2001                      2000
-------------                                        ------                    ------
Return on average assets *                              .95%                     1.03%

Return on average equity *                            11.27%                    12.10%

ALLOWANCE FOR LOAN LOSSES
-------------------------

Beginning balance, January 1,                        $4,143                    $3,592
Provision charged to expense                            795                       498
Recoveries                                               72                        55
Loans charged off                                       471                       179
Ending balance, June 30,                             $4,539                    $3,966

NON-PERFORMING ASSETS                   June 30, 2001       December 31, 2000           June 30, 2000
---------------------

Non-accrual loans                          $1,429                 $1,950                    $1,093
Other real estate owned                       131                     80                        17
                                           ------                 ------                    ------
Total non-performing assets                $1,560                 $2,030                    $1,110
                                           ======                 ======                    ======


LOANS PAST DUE 90 DAYS OR
MORE AND STILL ACCRUING                    $  182                 $    0                    $  280
                                           ======                 ======                    ======

*  Annualized

TABLE 2
-------

                      Georgia Bank Financial Corporation
                                      and
                         Georgia Bank & Trust Company
                        Regulatory Capital Requirements
                                 June 30, 2001
                            (Dollars in Thousands)



                                                 Actual                             Required                          Excess
                                            Amount   Percent                    Amount   Percent                  Amount   Percent
                                            ----------------                   -----------------                 ----------------
Georgia Bank Financial Corporation

Risk-based capital:
   Tier 1 capital                          $35,894     10.31%                   13,933      4.00%                 21,961      6.31%
   Total capital                            40,250     11.56%                   27,865      8.00%                 12,385      3.56%
Tier 1 leverage ratio                       35,894      8.13%                   17,654      4.00%                 18,240      4.13%


Georgia Bank & Trust Company

Risk-based capital:
   Tier 1 capital                          $34,105      9.84%                   13,863      4.00%                 20,242      5.84%
   Total capital                            38,440     11.09%                   27,726      8.00%                 10,714      3.09%
Tier 1 leverage ratio                       34,105      7.76%                   17,588      4.00%                 16,517      3.76%

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2001, there were no substantial changes in the interest rate sensitivity analysis or the sensitivity of market value of portfolio equity for various changes in interest rates calculated as of December 31, 2000. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company's audited consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2000 included in the Company's 2000 Annual Report on Form 10-K.

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

         Not applicable

Item 3.  Defaults Upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security-Holders.

    (a) The Annual Meeting of Shareholders was held on April 25, 2001 at the Company's office located at 3530 Wheeler Road, Augusta, Georgia.

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

    (c) The following matters were voted on at the meeting as was previously identified in the Proxy materials forwarded to each shareholder:

         1. Proposal to elect the ten individuals nominated by management as Directors.

             Votes were cast as follows:

         Director                         For           Against  Abstain
         --------                         ---           -------  -------

         William J. Badger                1,835,308        0        0
         R. Daniel Blanton                1,835,308        0        0
         William P. Copenhaver            1,835,308        0        0
         Warren Daniel                    1,835,308        0        0
         Edward G. Meybohm                1,835,308        0        0
         Travers W. Paine, III            1,835,308        0        0
         Robert W. Pollard, Jr.           1,835,308        0        0
         Randolph R. Smith, M.D.          1,835,308        0        0
         Ronald L. Thigpen                1,835,308        0        0
         John W. Trulock, Jr.             1,835,308        0        0

         2. Proposal to approve the Georgia Bank Financial Corporation 2000 Long-Term Incentive Plan.

             Votes were cast as follows:  For           Against  Abstain
                                          ---           -------  -------
                                          1,827,409      2,792    5,107

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits

         3.1 Articles of Incorporation of the Company (Incorporated by reference from the Company's registration statement on Form SB-2 filed August 20, 1997 (Registration No. 333-34037)).

         3.2 Bylaws of the Company (Incorporated by reference to the Company's Form 10-KSB, dated April 29, 1994).

     (b) Reports on Form 8-K

         None

                      GEORGIA BANK FINANCIAL CORPORATION
                             Form 10-Q Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     GEORGIA BANK FINANCIAL CORPORATION



Date: August 13, 2001                By: /s/ Ronald L. Thigpen
                                         ------------------------------------
                                             Ronald L. Thigpen
                                             Executive Vice President, Chief
                                             Operating Officer (Duly Authorized
                                             Officer of Registrant and
                                             Principal Financial Officer)