Form 10-Q
period 2001-09-30
GEORGIA BANK FINANCIAL CORP /GA
filed 2001-11-13
CIK 880116

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

 X       Quarterly Report under Section 13 or 15(d) of the Securities Exchange
---      Act of 1934
         For the quarterly period ended September 30, 2001.
                                        ------------------

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

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__
                                                                      ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         2,385,280 shares of common stock, $3.00 par value per share, issued and outstanding as of September 30, 2001.

                      GEORGIA BANK FINANCIAL CORPORATION
                                   FORM 10-Q
                                     INDEX

                                                                                                         Page
Part I
          Item 1.    Financial Statements (Unaudited)

                     Consolidated Balance Sheets as of September 30, 2001 and
                          December 31, 2000                                                                3

                     Consolidated Statements of Income for the three and nine months
                          ended September 30, 2001 and September 30, 2000                                  4

                     Consolidated Statements of Cash Flows for the
                          nine months ended September 30, 2001 and September 30, 2000                      5

                     Notes to Consolidated Financial Statements                                            7

          Item 2.    Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                                         9
          Item 3     Quantitative and Qualitative Disclosures about Market Risk                           17

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

* No information submitted under this caption

                                    PART I
                             FINANCIAL INFORMATION

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                          Consolidated Balance Sheets
                                  (Unaudited)

                                            ASSETS
                                                                           September 30,             December 31,
                                                                                2001                     2000
                                                                        -----------------------------------------------
Cash and due from banks                                                      $  16,207,579                $ 14,674,253
Federal funds sold                                                              11,426,000                  10,820,000
Cash and due from banks                                                            516,835                     500,000
                                                                        -------------------    ------------------------
    Cash and cash equivalents                                                   28,150,414                  25,994,253

Investment Securities
   Available-for-sale                                                           95,216,730                  73,660,371
   Held-to-maturity, at cost (fair values of
       $7,701,445 and $8,662,286, respectively)                                  7,456,180                   8,613,741

Loans Held for Sale                                                              5,092,048                   1,960,575
Loans                                                                          320,206,870                 281,612,453
   Less allowance for loan losses                                               (4,755,639)                 (4,142,841)
                                                                        -------------------    ------------------------
      Loans, net                                                               320,543,279                 279,430,187

Premises and equipment, net                                                     12,405,106                  10,710,745
Accrued interest receivable                                                      3,502,363                   3,537,384
Intangible assets, net                                                             277,407                     369,721
Other assets                                                                     3,506,805                   3,474,611
                                                                        -------------------    ------------------------
                                                                             $ 471,058,284                $405,791,013
                                                                        ===================    ========================
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
     Non-interest bearing                                                    $  55,404,226                $ 50,138,476
     Interest bearing
        NOW accounts                                                            47,235,295                  40,319,547
        Savings                                                                115,921,490                  96,880,744
        Money management accounts                                               22,808,050                  15,246,131
        Time deposits over $100,000                                             61,186,337                  54,325,411
        Other time deposits                                                     60,488,621                  54,017,455
                                                                        -------------------    ------------------------
                                                                               363,044,019                 310,927,764
Federal funds purchased and securities sold
    under repurchase agreements                                                 28,654,780                  32,095,552
Advances from Federal Home Loan Bank                                            35,000,000                  24,000,000
Other borrowed funds                                                               950,000                     950,000
Accrued interest and other liabilities                                           4,028,522                   3,434,153
                                                                        -------------------    ------------------------
          Total liabilities                                                    431,677,321                 371,407,469
                                                                        -------------------    ------------------------

Stockholders' equity
  Common Stock, $3.00 par value; authorized 10,000,000 shares;
     issued 2,404,051 in 2001 and 2,093,152 in 2000;
     outstanding 2,385,280 in 2001 and 2,074,381 in 2000                         7,212,153                   6,279,456
  Additional paid-in capital                                                    30,586,925                  21,259,955
  Retained earnings                                                                139,475                   7,168,491
  Treasury Stock, at cost, 18,771 shares                                          (507,360)                   (507,360)
  Accumulated  other comprehensive income                                        1,949,770                     183,002
                                                                        -------------------    ------------------------

          Total stockholders' equity                                            39,380,963                  34,383,544
                                                                        -------------------    ------------------------
                                                                             $ 471,058,284                $405,791,013
                                                                        ===================    ========================

See notes to consolidated financial statements.

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                       Consolidated Statements of Income
                                  (Unaudited)

                                                                 Three Months Ended                Nine Months Ended
                                                                   September 30,                     September 30,
                                                        ---------------  ----------------  ----------------  -----------------
                                                             2001             2000              2001               2000
                                                        ---------------  ----------------  ----------------  -----------------
Interest Income
   Loans, including fees                                   $ 6,715,133       $ 6,289,211      $ 20,110,741       $ 17,793,049
   Investment securities                                     1,492,678         1,232,981         4,169,423          3,587,426
   Federal funds sold                                          148,626            94,062           393,802            403,722
   Interest bearing deposits in other banks                      6,720             9,031            21,897             23,375
                                                        ---------------  ----------------  ----------------  -----------------
                                                             8,363,157         7,625,285        24,695,863         21,807,572
                                                        ---------------  ----------------  ----------------  -----------------
Interest Expense
   Deposits                                                  3,162,567         3,255,680        10,062,338          9,282,424
   Federal funds purchased and securities sold
       under repurchase agreements                             145,647           247,631           599,844            552,466
   Other borrowings                                            477,418           267,269         1,286,042            765,892
                                                        ---------------  ----------------  ----------------  -----------------
                                                             3,785,632         3,770,580        11,948,224         10,600,782
                                                        ---------------  ----------------  ----------------  -----------------

Net Interest Income                                          4,577,525         3,854,705        12,747,639         11,206,790

Provision for loan losses                                      405,000           250,000         1,200,000            748,000
                                                        ---------------  ----------------  ----------------  -----------------

Net interest income after provision for loan losses          4,172,525         3,604,705        11,547,639         10,458,790
                                                        ---------------  ----------------  ----------------  -----------------

Non-interest Income
   Service charges and fees on deposits                        633,354           636,701         1,968,833          1,778,078
   Gain on sale of loans                                     1,093,858           360,744         2,553,258            599,257
   Investment securities gain (loss), net                        3,718                 -            18,702            (28,517)
   Miscellaneous income                                        190,275           189,317           570,287            551,434
                                                        ---------------  ----------------  ----------------  -----------------
                                                             1,921,205         1,186,762         5,111,080          2,900,252
                                                        ---------------  ----------------  ----------------  -----------------

Non-interest Expense
   Salaries                                                  2,087,036         1,540,365         5,743,985          4,074,006
   Employee benefits                                           561,846           408,327         1,628,778          1,161,697
   Occupancy expenses                                          556,888           477,535         1,532,516          1,342,611
   Other operating expenses                                  1,019,226           817,768         2,921,546          2,333,621
                                                        ---------------  ----------------  ----------------  -----------------
                                                             4,224,996         3,243,995        11,826,825          8,911,935
                                                        ---------------  ----------------  ----------------  -----------------

Income before income taxes                                   1,868,734         1,547,472         4,831,894          4,447,107

Income tax expense                                             631,000           527,300         1,592,724          1,542,000
                                                        ---------------  ----------------  ----------------  -----------------

Net Income                                                 $ 1,237,734       $ 1,020,172      $  3,239,170       $  2,905,107
                                                        ===============  ================  ================  =================

Basic net income per share                                 $      0.52       $      0.43      $       1.36       $       1.21
                                                        ===============  ================  ================  =================

Diluted net income per share                               $      0.52       $      0.43      $       1.36       $       1.21
                                                        ===============  ================  ================  =================

Weighted average common shares outstanding                   2,385,280         2,393,541         2,385,280          2,400,880
                                                        ===============  ================  ================  =================

Weighted average number of common and
   common equivalent shares outstanding                      2,389,040         2,394,476         2,389,284          2,401,363
                                                        ===============  ================  ================  =================

See notes to consolidated financial statements.

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                              Nine Months Ended September 30,
                                                                                               2001                    2000
                                                                                         -----------------      -----------------
Cash flows from operating activities
Net Income
                                                                                         $      3,239,170       $      2,905,107
  Adjustments to reconcile net income to net cash (used in)
    provided by operating activities
      Depreciation and amortization                                                               913,072                855,500
      Provision for loan losses                                                                 1,200,000                748,000
      Net investment securities losses (gains)                                                    (18,702)                28,517
      Net accretion of discount on investment securities                                         ( 41,501)               (36,141)
      Loss (gain) on disposal of premises and equipment                                            49,470                (53,893)

      Gain on the sale of other real estate                                                          (132)                   -
      Gain on sale of loans                                                                    (2,553,258)              (599,257)
      Real estate loans originated for sale                                                  (134,000,120)           (30,484,631)
      Proceeds from sales of real estate loans                                                130,868,648             30,481,383
      Net decrease (increase) in accrued interest receivable                                       35,021               (495,257)
      Net increase in other assets                                                               (890,474)              (684,740)
      Net increase in accrued interest and other liabilities                                      594,369                898,504
                                                                                         -----------------      -----------------
           Net cash (used in) provided by operating activities                                   (604,437)             3,563,092
                                                                                         -----------------      -----------------

Cash flows from investing activities
      Proceeds from sales of available-for-sale securities                                      7,057,721              2,927,861
      Proceeds from maturities of available-for-sale securities                                25,356,674              3,732,173
      Proceeds from maturities of held-to-maturity securities                                   1,150,808                416,033
      Purchase of held-to-maturity securities                                                         -               (1,864,517)
      Purchase of available-for-sale securities                                               (50,678,772)           (16,391,298)
      Purchase of FHLB stock                                                                                            (171,600)
                                                                                                 (550,000)
      Net increase in loans                                                                   (36,774,598)           (30,441,575)
      Net purchase of premises and equipment                                                   (2,598,570)            (1,399,056)
      Proceeds from the sale of other real estate                                                  96,390                    -
      Proceeds from the sale of premises and equipment                                             33,981                588,456
                                                                                         -----------------      -----------------
           Net cash used in investing activities                                              (56,906,366)           (42,603,523)
                                                                                         -----------------      -----------------

Cash flows from financing activities
      Net increase in deposits                                                                 52,116,255             16,114,457
      Net (decrease) increase in federal funds purchased and
           securities sold under repurchase agreements                                         (3,440,772)            16,578,537
      Advances from Federal Home Loan Bank                                                     11,000,000             22,000,000
      Payments of Federal Home Loan Bank advances                                                     -              (20,000,000)
      Purchase of treasury stock                                                                      -                 (420,788)
      Cash paid for fractional shares from stock dividend                                          (8,519)                   -
                                                                                         -----------------      -----------------
           Net cash provided by financing activities                                           59,666,964             34,272,206
                                                                                         -----------------      -----------------

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                            Nine Months Ended September 30,
                                                                                               2001                   2000
                                                                                         -----------------      -----------------
           Net increase (decrease) in cash and cash equivalents                                 2,156,161             (4,768,225)

Cash and cash equivalents at beginning of period                                               25,994,253             23,472,007

                                                                                         -----------------      -----------------
Cash and cash equivalents at end of period
                                                                                         $     28,150,414       $     18,703,782
                                                                                         =================      =================
Supplemental disclosures of cash paid during the period for:
          Interest                                                                       $     12,099,752       $     10,730,957
                                                                                         =================      =================
          Income taxes                                                                   $      1,096,406       $      1,417,000
                                                                                         =================      =================
Supplemental disclosures of noncash investing activities:
          Loan foreclosures transferred to other real estate                             $        146,236       $            -
                                                                                         =================      =================

See notes to consolidated financial statements.

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                              September 30, 2001


Note 1 - Basis of Presentation

The accompanying consolidated financial statements include the accounts of Georgia Bank Financial Corporation and its wholly owned subsidiary, Georgia Bank & Trust Company. Significant intercompany transactions and accounts are eliminated in the consolidation.

The financial statements for the three and nine months ended September 30, 2001 and 2000 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations and cash flows for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results of operations which the Company may achieve for the entire year.

Note 2 - Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS) No. 133. SFAS No. 133 is effective for financial statements for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of FASB Statement No. 133." SFAS No. 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133, as amended effective January 1, 2001. The adoption of SFAS No. 133, as amended, did not have a material impact on the consolidated financial statements.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

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

At September 30, 2001, the Company had net intangible assets of approximately $277,000. Because of the extensive effort needed to comply with adopting SFAS No. 141 and SFAS No. 142, it is not practicable to reasonably estimate the impact of adopting these statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of". SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. However, SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and addresses significant implementation issues related to SFAS No. 121. The provisions of SFAS No. 144 are effective for financial statements for fiscal years beginning after December 15, 2001.

Note 3 - Comprehensive Income

Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The primary component of the differences between net income and comprehensive income for the Company is net unrealized gains and losses on investment securities. Total comprehensive income for the nine months ended September 30, 2001 was $5,005,938 compared to $3,043,847 for the nine months ended September 30, 2000 and for the three months ended September 30, 2001 was $2,267,868 compared to $1,040,118 for the three months ended September 30, 2000.

Note 4 - Stock Dividend

On July 18, 2001, the board of directors of the Company declared a 15% stock dividend for shareholders of record on August 10, 2001 and was payable on August 31, 2001. All per share amounts and weighted average shares outstanding have been restated to reflect the dividend.

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

Performance Overview -- Net Income
----------------------------------

The Company's net income for the third quarter of 2001 was $1,238,000, which was an increase of $218,000 (21.3%) compared to net income of $1,020,000 for the third quarter of 2000. Net income per share for the three months ended September 30, 2001 was $0.52 compared to $0.43 for the three months ended September 30, 2000. Net income per share for both periods reflects the 15% stock dividend paid August 31, 2001. The increase in net income was primarily attributable to the gain on sale of mortgage loans in the secondary market due to the expansion of the mortgage department in June 2000 coupled with the lower interest rates, as well as increases in loan and investment income due to higher average balances.

Net income for the first nine months of 2001 was $3,239,000, an increase of $334,000 when compared to net income of $2,905,000 for the first nine months of 2000. Net income per share for the nine months ended September 30, 2001 was $1.36 compared to $1.21 for the nine months ended September 30, 2000. Net income per share for both periods reflects the 15% stock dividend paid August 31, 2001.

The increase in net income over the comparable nine month period ended September 30, 2000 was also attributable to the gain on sale of mortgage loans in the secondary market due to the substantially higher volumes driven by expansion of the mortgage department coupled with the lower interest rates, in addition to increases in loan and investment income due to higher average balances. Although deposit volumes have increased, the lower interest rates resulted in only moderate increases in interest expense.

The annualized return on average assets for the Company was .99% for the nine months ended September 30, 2001, compared to 1.04% for the same period last year. The annualized return on average stockholders' equity was 11.86% for the nine months ended September 30, 2001 compared to 12.13% for the comparable period in 2000.

Total assets of $471.1 million at September 30, 2001 reflects an increase of $65.3 million (16.1%) from year-end 2000 and an increase of $90.7 million (23.9%) over September 30, 2000. The growth in total assets has been largely due to growth in the loan and investment portfolios. Total loans at September 30, 2001 were $325.3 million representing an increase of $41.7 million (14.7%) from December 31, 2000 and an increase of $55.6 million (20.6%) from September 30, 2000. Investment securities increased $20.4 million (24.8%) from December 31, 2000 and $23.8 million (30.1%) from September 30, 2000.

Total deposits have grown $52.1 million (16.8%) since December 31, 2000 and $63.8 million (21.3%) since September 30, 2000. Additionally, the Company has increased its advances from the Federal Home Loan Bank by $11.0 million (45.8%) since December 31, 2000 and $18.0 million (105.9%) since September 30, 2000. Given the faster growth rate in deposits and borrowings than loans, the Company has also increased its investment securities.

Net Interest Income
-------------------

Net interest income increased $723,000 (18.8%) in the third quarter of 2001 compared to the third quarter of 2000 and $1.5 million (13.7%) during the first nine months of 2001 compared to the same period in 2000. The increase in both the three-month and nine-month periods is primarily due to an increase in interest income resulting from an increase in the volume of loans and investment securities. Loans, historically the highest yielding component of interest earning assets, increased $55.6 million (20.6%) over September 30, 2000 and $41.7 million (14.7%) since December 31, 2000. Investment securities increased $23.8 million (30.1%) over September 30, 2000 and $20.4 million (24.8%) since December 31, 2000.

Although deposit balances have increased, interest expense on deposits decreased $93,000 for the third quarter 2001 as compared with the third quarter of 2000 and increased $780,000 for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. The decrease in interest expense for the third quarter 2001 and the moderate increase for the nine months ended September 30, 2001 (even though average balances have increased more significantly) is attributable to lower interest rates. Interest expense on other borrowings increased $210,000 over the third quarter ended September 30, 2000 and $520,000 over the nine months ended September 30, 2000 due to higher levels of borrowings with the Federal Home Loan Bank. Federal Home Loan Bank borrowings increased $11.0 million since December 31, 2000 and $18.0 million since September 30, 2000. Securities sold under repurchase agreements increased $745,000 since September 30, 2000 and decreased $3.4 million since December 31, 2000. Interest expense on securities sold under repurchase agreements decreased $102,000 over the third quarter ended September 30, 2000 due to lower interest rates and increased $47,000 over the nine months ended September 30, 2000 due to a lower average balance for the nine months ended September 30, 2000.

The Company's net interest margin was 4.14% for the nine months ended September 30, 2001 and 4.27% for the nine months ended September 30, 2000.

Non-interest Income
-------------------

Non-interest income increased $734,000 (61.9%) compared to the three month period ended September 30, 2000 and $2.2 million (76.2%) compared to the nine month period ended September 30, 2000. The increase in non-interest income was primarily attributable to increases in gain on sale of loans of $733,000 over the third quarter 2000 and $2.0 million over the nine months ended September 30, 2000. These increases are attributable to the expansion of the mortgage operations in June 2000 coupled with lower interest rates resulting in higher levels of loans refinancing. Service charges and fees on deposits decreased $3,000 from the third quarter 2000 and increased $191,000 over the nine months ended September 30, 2000. Due to the core data processing system conversion in May 2000, service charges on DDA Non Personal and DDA Flat Fee accounts are billed on the first of each month rather than the 31st of each month. As a result, service charge income was reduced by $12,000 for the three months ended September 30, 2001 and was reduced by $29,000 for the nine months ended September 30, 2001 when compared to the comparable periods in 2000. These are one time impacts due to conversion. Increases in deposit volume offset by the conversion analysis fee adjustment account for $13,000 increase in service charge income over the third quarter 2000 and $53,000 over the comparable nine months in 2000. Deposit fees decreased $16,000 over the third quarter 2000 and increased $138,000 over the comparable nine months in 2000. The variance in deposit fees is due to fluctuations in NSF, overdraft, and ATM income.

Non-interest Expense
--------------------

Non-interest expense increased $981,000 (30.2%) from the third quarter of 2000 and increased $2.9 million (32.7%) over the first nine months of 2000. Salary and benefits expense increased $700,000 in the third quarter of 2001 compared to the third quarter of 2000 and increased $2.1 million for the nine month period ended September 30, 2001 when compared to the nine months ended September 30, 2000. The increases in salary and benefits expense for both the quarter and nine-month period are primarily the result of increased mortgage commissions due to increased sales production, the continued growth of the Company and the establishment of the Trust operations in March 2000. In addition to the Augusta, Georgia mortgage department expansion in June 2000, the Savannah, Georgia mortgage office was purchased in September 2000, and the Nashville, Tennessee mortgage office was purchased in March 2001. Additionally, the Furys Ferry branch was opened in Martinez, Georgia in June 2001. Increases in occupancy expense of $104,000 (22.8%) over the third quarter of 2000 and $190,000 (14.1%)
over the comparable nine months of 2000 resulted from the expansions and new services discussed above. The increase in other operating expenses of $177,000 (21.1%) over the three months ended September 30, 2000 and $588,000 (25.2%) over the nine months ended September 30, 2000 are primarily due to increases in processing expense, marketing and business development, supplies, postage & courier and communications expense. These increases in expenses are directly related to increases in services and the related marketing expenses.

Income Taxes
------------

Income tax expense in the third quarter of 2001 totaled $631,000, an increase of $104,000 over the third quarter of 2000. Income tax expense of $1,593,000 for the first nine months of 2001 reflects an increase of $51,000 over the comparable nine month period in 2000. The effective tax rate for the nine months ended September 30, 2001 and 2000 was 33.0% and 34.7%, respectively. Income taxes are estimated on a quarterly basis.

Asset Quality
-------------

Table 1 shows the current and prior period amounts of non-performing assets. Non-performing assets were $1.7 million at September 30, 2001, compared to $2.1 million at December 31, 2000 and $2.0 million at September 30, 2000. The ratio of non-performing assets to total loans and other real estate was 0.53% at September 30, 2001, compared to 0.72% at December 31, 2000 and 0.75% at September 30, 2000. The control and monitoring of non-performing assets continues to be a priority of management.

Loans past due 90 days or more and still accruing were $5,000 at September 30, 2001 compared to $0 at December 31, 2000 and $31,000 at September 30, 2000.

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management's analysis of potential risk in the loan portfolio. The amount of the loan loss provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the allowance in a given period, and an assessment of economic conditions. A provision for losses in the amount of $405,000 was charged to expense for the quarter ended September 30, 2001 compared to $250,000 for the quarter ended September 30, 2000. At September 30, 2001, the ratio of allowance for loan losses to total loans was 1.46% compared to 1.46% at December 31, 2000 and 1.48% at September 30, 2000. Management considers the current allowance for loan losses adequate based upon its analysis of the potential risk in the portfolio, although there can be no assurance that the assumptions underlying such analysis will continue to be correct.

Liquidity and Capital Resources
-------------------------------

The Company's liquidity remains adequate to meet operating and loan funding requirements. The loan to deposit ratio at September 30, 2001 was 89.60% compared to 91.20% at December 31, 2000 and 90.14% at September 30, 2000. The decrease in the loan to deposit ratio reflects that deposits have grown faster than loans for the nine months ended September 30, 2001. The Company has also utilized borrowings from the Federal Home Loan Bank. At September 30, 2001, the Company had an additional $12.0 million available on its credit limit from the Federal Home Loan Bank.

Stockholders' equity to total assets was 8.36% at September 30, 2001 compared to 8.47% at December 31, 2000, and 8.53% at September 30, 2000. This decrease reflects the growth of the Company during the first nine months of the year. The capital of the Company and the Bank exceeded all required regulatory guidelines at September 30, 2001. The Company's Tier 1 risk-based, total risk-based and the leverage capital ratios were 10.09%, 11.34%, and 8.00%, respectively, at September 30, 2001. Table 2 reflects the current regulatory capital levels in more detail, including comparisons to the regulatory minimums.

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

TABLE 1
-------

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                          CONSOLIDATED FINANCIAL DATA
                            (Dollars in Thousands)
                                  (Unaudited)

                                               Nine Months Ended September 30,
                                               -------------------------------
PROFITABILITY                                     2001                  2000
-------------                                     ----                  ----
Return on average assets *                         .99%                  1.04%

Return on average equity *                       11.86%                 12.13%

ALLOWANCE FOR LOAN LOSSES
-------------------------

Beginning balance, January 1                    $4,143                 $3,591
Provision charged to expense                     1,200                    748
Recoveries                                         125                     81
Loans charged off                                  712                    416
Ending balance, September 30                    $4,756                 $4,004

NON-PERFORMING ASSETS            September 30, 2001          December 31, 2000           September 30, 2000
---------------------
Non-accrual loans                      $1,587                       $1,980                      $2,000
Other real estate owned                   130                           80                          17
Restructured loans                         --                           --                          --
                                 -------------                 ------------                   ---------
Total non-performing assets            $1,717                       $2,060                      $2,017
                                 =============                 ============                   =========

LOANS PAST DUE 90 DAYS OR
MORE AND STILL ACCRUING                $    5                       $    0                      $   31
                                 =============                 ============                   =========

* Annualized

TABLE 2
-------

                      Georgia Bank Financial Corporation
                                      and
                         Georgia Bank & Trust Company
                        Regulatory Capital Requirements
                              September 30, 2001
                            (Dollars in Thousands)

                                                     Actual                       Required                   Excess
                                              Amount         Percent         Amount      Percent        Amount    Percent
                                          ------------------------------ --------------------------- ------------------------
Georgia Bank Financial Corporation

Risk-based capital:
   Tier 1 capital                            $37,154          10.09%         14,729        4.00%        22,425      6.09%
   Total capital                              41,759          11.34%         29,457        8.00%        12,302      3.34%
Tier 1 leverage ratio                         37,154           8.00%         18,568        4.00%        18,586      4.00%


Georgia Bank & Trust Company

Risk-based capital:
   Tier 1 capital                            $35,378           9.65%         14,660        4.00%        20,718      5.65%
   Total capital                              39,961          10.90%         29,319        8.00%        10,642      2.90%
Tier 1 leverage ratio                         35,378           7.65%         18,502        4.00%        16,876      3.65%

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2001, there were no substantial changes in the interest rate sensitivity analysis or the sensitivity of market value of portfolio equity for various changes in interest rates calculated as of December 31, 2000. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company's audited consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2000 included in the Company's 2000 Annual Report on Form 10-K.

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

          b)   Reports on Form 8-K

               None

                      GEORGIA BANK FINANCIAL CORPORATION
                             Form 10-Q Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  GEORGIA BANK FINANCIAL CORPORATION



Date:   November 9, 2001                By:   /s/ Ronald L. Thigpen
     ----------------------               -------------------------------------
                                        Ronald L. Thigpen
                                        Executive Vice President, Chief
                                        Operating Officer (Duly Authorized
                                        Officer of Registrant and Principal
                                        Financial Officer)