Form 10-K405
period 2001-12-31
GEORGIA BANK FINANCIAL CORP /GA
filed 2002-03-29
CIK 880116

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

X   Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act
-
of 1934 (Fee Required) for the fiscal year ended December 31, 2001 or

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

Securities Registered Pursuant to                  Common Stock, par value $3.00
                                                   -----------------------------
Section 12(g) of the Act:                          per share
                                                   ---------

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The number of shares outstanding of the Registrant's Common Stock, as of March 29, 2002 was 2,385,280. The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 29, 2002, based on the last sale price of $34.00 per share on such date was approximately $40,533,916.

         Certain portions of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2002 (the "Proxy Statement") filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934, as amended, are incorporated by reference into this Form 10-K. Other than those portions of the Proxy Statement specifically incorporated by reference pursuant to Items 10 through 13 of Part III hereof, no other portions of the Proxy Statement shall be deemed so incorporated.

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

         Georgia Bank Financial Corporation (the "Company") is a Georgia corporation that is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Company had total consolidated assets of $481.5 million, total deposits of $369.1 million and total stockholders' equity of $40.0 million at December 31, 2001. Through its wholly-owned subsidiary, Georgia Bank & Trust Company of Augusta (the "Bank"), the Company operates a total of seven banking offices in the greater Augusta area in Richmond and Columbia Counties, Georgia. The Bank also has mortgage operations in Augusta, Georgia, Savannah, Georgia, and Nashville, Tennessee.

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

         The Bank was organized by a group of local citizens from Richmond and Columbia Counties and commenced business from the main office location at 3530 Wheeler Road in Augusta on August 28, 1989. The Bank opened its first Augusta branch at 3111 Peach Orchard Road in December 1991 and its second Augusta branch at 1530 Walton Way in December 1992. The Bank became a subsidiary of the Company in February 1992 as a result of its holding company reorganization. The Company acquired FCS Financial Corporation and First Columbia Bank ("First Columbia") on December 31, 1992. This allowed the Company to expand into neighboring Columbia County. In July 1993, First Columbia merged into the Bank, and the Bank now operates the former main office of First Columbia at 4105 Columbia Road, Martinez, Georgia as a branch. The Bank opened a second branch in Columbia County in November 1994 that is located in Evans, Georgia. In October 1995, the Bank opened its sixth banking office at 3133 Washington Road. The company opened a full service branch in May 2001 in Martinez, Georgia, the third Columbia County branch.

         The Bank was founded with an experienced management team, and that team has continued to expand with the growth of the Bank. The Bank's President and Chief Executive Officer, R. Daniel Blanton, was involved in the organization of the Bank in 1988 and previously served with a predecessor to First Union National Bank, Georgia State Bank, for over 13 years. With the acquisition of First Columbia, the Bank obtained its Executive Vice President and Chief Operating Officer, Ronald L. Thigpen, who had served as Chief Executive Officer of First Columbia since 1991, and before that served in various capacities with First Union National

Bank and its predecessors. J. Pierce Blanchard, Jr., Executive Vice President-Business Development, joined the team in 1994. He previously served for six years as President of Citizens Bank & Trust Company in Evans, Georgia, and had prior experience with First Union National Bank and its predecessors. The Bank's senior loan officer and Group Vice President, Tom C. McLaughlin, has been associated with the Bank for nine years, and worked together previously with Mr. Blanton at Georgia State Bank, a predecessor to First Union National Bank. Regina W. Mobley, Group Vice President, Bank Operations has been with the Bank since the acquisition of First Columbia Bank. With over 26 years of bank operations experience, she previously served First Columbia Bank and C&S National Bank, as predecessor of Bank of America.

MARKET AREA

         The Bank's market area includes Richmond and Columbia Counties and is centered in West Augusta. This area represents a significant portion of the Augusta-Aiken metropolitan area. Augusta-Aiken is one of 318 metropolitan statistical areas (MSA) in the United States and its 1999 population of 460,826 ranked 106th in the nation. During the 1990 to 2000 period, the Aiken-Augusta metropolitan area had the third fastest growing population among Georgia's metropolitan areas. The 2000 census shows The Augusta-Aiken area's population at 477,441 at April 1, 2000. The Augusta market area has a diversified economy based principally on health care, education, government, military, manufacturing, wholesale and retail trade concerns. Augusta is one of the leading medical centers in the Southeast with more than 25,000 people employed in the medical community. Significant medical facilities include the Medical College of Georgia, the University Hospital, Veteran's Administration Hospital, Dwight D. Eisenhower Hospital, Gracewood State School and Hospital, Columbia/Augusta Regional Hospital and St. Joseph's Hospital. Other major employers in the Augusta market area include the Fort Gordon military installation, E-Z Go (golf car manufacturer), International Paper Company (bleached paper board manufacturer), Thermal Ceramics (insulating material manufacturer), President Baking Company (cookie manufacturer), John Deere (tractor manufacturer) and Club Car (golf car manufacturer). The area is served by Interstate 20, which connects it to Atlanta, 140 miles to the west and Columbia, South Carolina, 70 miles to the east. Augusta is also served by a major commercial airport (Bush Field) and a commuter airport (Daniel Field). The average unemployment rate for the Augusta-Aiken MSA was 5.5% in 1998, but dropped to 5.2% in 1999, and declined to 4.6% for the first nine months of 2000. Between June 1989 and June 2000 (the latest date for which FDIC information is available), total commercial bank and thrift deposits in Richmond County increased 11.1% from $1.8 billion to $2.0 billion, and total commercial bank and thrift deposits in Columbia County increased 152.4% from $229 million to $578 million. The demographic information as presented above is based upon information and estimates provided by the Selig Center for Economic Growth at the University of Georgia, Georgia Department of Labor and the Federal Deposit Insurance Corporation.

LENDING ACTIVITIES

General

         The Bank offers a wide range of lending services, including real estate, commercial and consumer loans, to individuals, small to medium-sized businesses and professionals that are located in, or conduct a substantial portion of their business in, the Bank's market area. The Bank's total loans at December 31, 2001, were $339.7 million, or 75.1% of total interest-earning assets. An analysis of the composition of the Bank's loan portfolio is set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Composition of Loan Portfolio."

         Real Estate Loans. Loans secured by real estate are the primary component of the Bank's loan portfolio, constituting $244.1 million, or 71.87% of the Bank's total loans, at December 31, 2001. These loans consist of commercial real estate loans, construction and development loans, residential real estate loans, and home equity loans. See "-Consumer Loans."

         Commercial Real Estate Loans. At December 31, 2001, the Bank held $103.5 million of commercial real estate loans of various sizes secured by office buildings, retail establishments, and other types of property. These commercial real estate loans represented 30.48% of the Bank's total loans at December 31, 2001. Loan terms are generally limited to five years and often do not exceed three years, although the installment payments may be structured on a 20-year amortization basis with a balloon payment at maturity. Interest rates may be fixed or adjustable, and tend to be fixed in the case of three-year term loans and adjustable in the case of five year term loans. The Bank generally charges an origination fee. Management attempts to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 80%. In addition, the Bank requires personal guarantees from the principal owners of the property supported with an analysis by the Bank of the guarantors' personal financial statements in connection with a substantial majority of such loans. A number of the loans classified as commercial real estate loans are, in fact, commercial loans for which a security interest in real estate has been taken as additional collateral. These loans are subject to underwriting as commercial loans as described below. The Bank experienced no net loan charge-offs on commercial real estate loans during 2001 and 2000.

         Construction and Development Loans. Construction and development real estate loans comprise $67.5 million, or 19.87% of the Bank's total loans at December 31, 2001.

         A construction and development loan portfolio represents special problems and risks. The level of construction and development loans are representative of the character of the Bank's market. Columbia County has been rated among the top five in the State of Georgia in population growth during each of the last four years. This growth has spawned a significant demand for residential housing in Columbia County. The Bank subjects this type of loan to underwriting criteria that include: certified appraisal and valuation of collateral; loan-to-value margins (typically not exceeding 75%); cash equity requirements; evaluations of borrowers' cash flows and alternative sources of repayment; and a determination that the market is able to absorb the project on schedule.

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

         Infrastructure development loans are generally made with an initial maturity of one year, although the Bank may renew the loan for up to two additional one-year terms to allow the developer to complete the sale of the lots comprising the property before requiring the payment of the related loan. These loans typically bear interest at a floating rate and the Bank typically charges an origination fee. These loans are repaid, interest only, on a monthly or quarterly basis until sales of lots begin, and then principal payments are made as each lot is sold at a rate allowing the Bank to be repaid in full by the time 75% of the lots have been sold. In order to reduce the credit risk associated with these loans, the Bank requires the project's loan to value ratio (on an as completed basis) to be not more than 70%. The Bank experienced no net loan charge-offs on these loans during 2001 and 2000.

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

         Residential Loans. The Bank originates, on a selective basis, residential loans for its portfolio on single-and multi-family properties, both owner-occupied and non-owner-occupied. At December 31, 2001, the Bank held $63.9 million of such loans, including home equity loans, representing 18.8% of the Bank's loan portfolio, as compared to $62.4 million, or 22.0% of the Bank's loan portfolio at December 31, 2000. There has been little growth in Residential Loans as most mortgage loans are sold in the secondary market. This portfolio includes, typically 15 or 30-year adjustable rate mortgage loans whose terms mirror those prevalent in the secondary market for mortgage loans or, less typically, floating rate non-amortized term loans for purposes other than acquisition of the underlying residential property. A limited number of fixed rate loans are maintained in the portfolio when there are compelling market reasons to do so. Generally, all fixed rate residential loans are sold into the secondary market. In the case of home equity loans and lines of credit, the underwriting criteria are the same as applied by the Bank when making a first mortgage loan, as described above. Home equity lines of credit typically expire ten years after their origination.

         The Bank also originates residential loans for sale into the secondary market, an activity that began with the acquisition of First Columbia. Residential real estate lending for the purpose of sale of such loans was further expanded with the acquisition of Georgia Union Mortgage Company in May of 1997. The Bank further expanded its secondary market mortgage operations in June 2000 with the addition of experienced mortgage staff. The Bank moved its mortgage department from the Martinez Branch to its facilities located in the Operations Complex at 3515 Wheeler Road to accommodate this expansion. In April of 2001, the Bank acquired the mortgage origination offices of Prime Lending in Nashville, Tennessee. The addition of experienced mortgage personnel well known to our management staff provides an opportunity to participate in that dynamic market. The Bank originates both fixed and variable rate residential mortgage loans for sale with servicing released. Loans originated for sale into the secondary market are approved for purchase by an investor prior to closing and the Bank takes no credit or interest rate risk with respect to these loans. The Bank generates loan origination fees, typically ranging from 1.0% to 1.5% of the loan balance, and servicing release fees, generally ranging from 0.25% to 0.75% of the loan balance, both of which are recognized as income when the loan is sold. The Bank limits interest rate and credit risk on these loans by locking the interest rate for each loan with the secondary investor and receiving the investor's underwriting approval prior to originating the loan.

         Commercial Loans. The Bank makes loans for commercial purposes in various lines of businesses. At December 31, 2001, the Bank held $49.5 million of these loans, representing 14.6% of the total loan portfolio, excluding for these purposes commercial loans secured by real estate. See "-Real Estate Loans." Equipment loans are made for a term of up to five years (more typically three years) at fixed or variable rates, with the loan being fully amortized over the term and secured by the financed equipment with a loan-to-value ratio of 80% or less. Working capital loans are made for a term typically not exceeding one year. These loans are usually secured by accounts receivable or inventory, and principal is either repaid as the assets securing the loan are converted into cash, or principal is due at maturity. The Bank experienced net loan charge-offs on commercial loans of $282,000 during 2001 and $64,000 during 2000.

         Consumer Loans. The Bank makes a variety of loans to individuals for personal and household purposes, including secured and unsecured installment and term loans, and revolving lines of credit such as overdraft protection. During 1999, the Bank sold its credit card portfolio of $2.4 million. At December 31, 2001, the Bank held $46.0 million of consumer loans, representing 13.5% of total loans. These loans typically carry balances of less than $25,000 and earn interest at a fixed rate. Non-revolving loans are either amortized over a period not exceeding 48 months or are ninety-day term loans. Revolving loans require monthly payments of interest and a portion of the principal balance (typically 2 to 3% of the outstanding balance).

The Bank entered the indirect lending business in 1997 and currently purchases sales finance contracts from dealers for new and used automobiles and home improvements. At December 31, 2001, indirect loans outstanding totaled $24.0 million, a decrease of $3.1 million from the $27.1 million outstanding at December 31, 2000. The Bank experienced net loan charge-offs on consumer loans of $572,000 during 2001 and $386,000 during 2000.

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

                                  DEPOSIT MIX

                                            At December 31,
                                 2001              2000             1999
                                 ----              ----             -----
Noninterest bearing demand      15.39%            16.13%           15.26%
Interest checking               13.22             12.97            12.26
Money management                 6.45              4.90             5.19
Savings                         34.42             31.16            33.20
Time Deposits
         Under $100,000         13.82             17.37            18.09
         $100,000 and over      16.70             17.47            16.07
                                -----             -----            -----
                               100.00%           100.00%          100.00%
                               -------           -------          -------

         The Bank accepts deposits at its main office and six branch banking offices, each of which maintains an automated teller machine. The Bank is a member of the "HONOR" network of automated teller machines, which permits Bank customers to perform certain transactions in many cities throughout Georgia and other regions. The Bank controls deposit volumes primarily through the pricing of deposits and to a certain extent through promotional activities such as "free checking". The Bank also utilizes other sources of funding, specifically repurchase agreements and Federal Home Loan Bank borrowings and occasionally brokered certificates of deposit. Deposit rates are set weekly by senior management of the Bank. Management believes that the rates it offers are competitive with, or in some cases, slightly above those offered by other institutions in the Bank's market area. The Bank does not actively solicit deposits outside of its market area.

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

EMPLOYEES

         The Company had approximately 216 full-time equivalent employees at December 31, 2001. The Company maintains training, educational and affirmative action programs designed to prepare employees for positions of increasing responsibility in both management and operations, and provides a variety of benefit programs, including group life, health, accident and other insurance and retirement plans. None of the Company's employees are covered by a collective bargaining agreement, and the Company believes its employee relations are generally good.

SUPERVISION AND REGULATION

         The Company and the Bank are subject to extensive state and federal banking laws and regulations which impose specific requirements or restrictions on, and provide for general regulatory oversight with respect to, virtually all aspects of their operations. These laws and regulations are generally intended to protect depositors or customers, not stockholders. The following summary of statutory or regulatory provisions is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws, or the policies or practices of the federal and state regulatory agencies, may have a material effect on the business and prospects of the Company. The Company is unable to predict the nature or the extent of the effect on its business and earnings that fiscal or monetary policies, or new federal or state legislation or regulation may have in the future.

Federal Bank Holding Company Regulation
---------------------------------------

         The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956 (the "BHCA"). Under the BHCA, the Company is subject to periodic examination by the Federal Reserve and is required to file periodic reports of its operations and such additional information as the Federal Reserve may require. The Company's activities are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries, or engaging in any other activity that the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

         Investments, Control, and Activities. The Company must generally obtain the prior approval of the Federal Reserve before acquiring or merging with another bank holding company or acquiring another bank. Similarly, prior approval or clearance is required before another person, group or company may acquire direct or indirect control of, or merge with, the Company.

         Under the BHCA, the Company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in nonbanking activities, unless the Federal Reserve, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve has determined by regulation to be proper incidents to the business of banking include making or servicing loans and certain types of leases, engaging in certain insurance agency and securities brokerage activities, engaging in limited insurance and securities underwriting, performing certain data processing services, acting in certain circumstances as a fiduciary or investment or financial advisor, owning savings associations, and making investments in certain corporations or projects designed primarily to promote community welfare. The Federal Reserve has adopted regulations governing the approval requirements associated with permissible non-banking activities.

         Pursuant to the Gramm-Leach Bliley Act ("GLB") enacted in 1999, bank holding companies that are well-capitalized and well-managed and meet certain other conditions can elect to become "financial holding companies." As such, they and their subsidiaries are permitted to acquire or engage in previously impermissible activities such as insurance underwriting, securities underwriting and distribution, certain travel agency activities, broad insurance agency activities, merchant banking, and other activities that the Federal Reserve determines to be financial in nature or complementary thereto. While the Company does not currently intend to become a financial holding company in order to exercise the broader activity powers provided by GLB, it may elect to do so in the future.

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

         Transactions With Affiliates and Insiders. The Bank is subject to limitations on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The Bank may not engage in certain transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with non-affiliated companies. The Bank is subject to certain restrictions on extensions of credit to executive officers, directors, certain principal stockholders, and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

         Branching. In addition to the main office, the Bank currently has three branches in Richmond County and three branches in Columbia County. Under current Georgia law, banks may establish branches throughout the state. The Bank opened its seventh banking office in May 2001. The Company, with prior regulatory approval, may also acquire an interest in and operate banks throughout the State of Georgia. There are currently no definitive plans for the Company to make any such acquisition, but the Company remains open to such acquisitions as part of its strategic growth plan.

         The Company may also acquire banks or bank holding companies located in other states, subject to certain deposit-percentage, aging requirements and other restrictions. Subject to similar restrictions, the Bank may likewise merge with or acquire banks located in other states, and if permissible under state law, may enter other states through de novo branches. Out-of-state bank holding companies and banks may engage in similar transactions in Georgia, although Georgia law does not permit acquisitions or mergers involving banks less than five years old or the initial entry into Georgia through de novo branching or the acquisition of less than all of a bank. Once in the state, however, Georgia law permits out-of-state institutions to expand throughout the state on the same basis as the Company and the Bank.

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

         Other Statutes and Regulations. The operations of the Bank are subject to a myriad of federal and state statutes, many of which are specifically designed to protect individual customers of the Bank. These include statutes requiring accurate disclosure of interest rates, terms and conditions of loans and deposits, prohibiting discrimination in lending, the collection of indebtedness and other similar matters. The Bank is also required to make reports of certain large or suspicious transactions to state and federal regulators. GLB requires the Bank to safeguard personal information it obtains from its individual customers and to adopt and disclose policies regarding the sharing of personal information it obtains with third parties.

         On October 26, 2001, a new anti-terrorism bill, The International Money Laundering Abatement and Anti-Terrorism Funding Act of 2001, was signed into law. Among the provisions applicable to financial institutions, the act calls for the issuance of new "know your customer" requirements that will obligate financial institutions to take actions to verify the identity of the account holders in connection with the opening an account at any U.S. financial institution. Banking regulators may consider a financial institution's compliance with the act's money laundering provisions in making decisions regarding approval of acquisitions and mergers. In addition, the law gives the regulatory authorities the ability to impose sanctions for violations of the act.

         Federal and state laws affect the ability of the Bank and the Company to establish and to close branch offices, to engage in new activities, to invest funds and, under certain circumstances, to accept brokered deposits. These restrictions may affect the ability of the Company and the Bank to respond to changes in market or economic conditions. There are numerous proposals pending for changes in state and federal laws and regulations that may substantially impact the business and operations of the Company and the Bank.

Enforcement Policies and Actions
--------------------------------

         The FDIC and other state and federal depository institution regulators monitor compliance with laws, rules and regulations. In the event the Company or the Bank violates a law, rule or regulation, or engages in unsafe or unsound practices, the regulators are authorized to impose fines or penalties, require that the institution cease and desist from certain activities or use other enforcement powers. Under certain circumstances, the agencies may enforce these remedies directly against officers, directors, employees or others participating in the affairs of a bank or bank holding company.

Deposit Insurance
-----------------

         The deposits of the Bank are currently insured to a maximum of $100,000 per depositor, subject to certain aggregation rules. The FDIC assesses premiums against federally insured banks and thrifts for deposit insurance. Separate insurance funds, the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF), are maintained for commercial banks and thrifts, respectively, with insurance premiums from the industry used to offset losses from insurance payouts when banks and thrifts fail. The Bank is a member of the BIF.

         Because of the current level of reserves in the BIF, and as the Bank's risk classification is the lowest allowable, the Bank pays only a nominal assessment for deposit insurance in 2001 and currently is not required to do so in 2002. It is possible, given the recent number of bank failures and the growth of insured deposits among BIF-member banks, that deposit insurance assessments may be levied against the Bank in the near future. The Bank does pay an assessment to the FDIC for the Financing Corporation (FICO) bonds issued as a result of the thrift crisis of the late 1980's and early 1990's. Currently, the amount of this premium is $.0460 per $100 of insured deposits. This assessment is subject to change. Any increase in deposit insurance premiums (or related assessments such as the FICO obligation) for the Bank will increase its cost of funds, and there can be no assurance that such cost can be passed on to the Bank's customers.

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

         No cash dividends were declared in 2001 or 2000. The Company paid a 15% stock dividend on August 31, 2001.

Capital Regulations
-------------------

         The federal bank regulatory authorities have two sets of capital guidelines for banks and bank holding companies, a leverage test (measuring capital against assets) and a risk-based test (measuring capital against risk-weighted assets and off-balance sheet items). The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimums. The current guidelines require all bank holding companies and federally regulated banks to maintain a ratio of total capital to risk-weighted assets of not less than 8%, of which at least 4% must be Tier 1 capital, and meet a minimum leverage ratio of Tier 1 capital to assets of not less than 3%. For the purposes of these tests, Tier 1 capital includes common stockholders equity, qualifying perpetual preferred stock, and minority interest in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term preferred stock, and general allowances for loan and lease losses up to 1.25% of risk-weighted assets. Under the risk-based test, assets and off-balance sheet items are allocated certain percentages, reflecting perceived risks, ranging from 0% for U.S. government obligations, to 100% for most loans. Both the Company and the Bank exceeded their respective regulatory capital requirements at December 31, 2001. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital."

         Provisions of federal law set forth a capital-based regulatory scheme designed to promote early intervention for troubled banks and requires the FDIC to choose the least expensive resolution of bank failures. The capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well-capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To qualify as a "well-capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. As of December 31, 2001, the Company and the Bank were qualified as "well-capitalized."

         Were the Company or the Bank to be less than well-capitalized, they would fall under a series of increasing regulatory restrictions. Institutions that fall into one of the three undercapitalized categories may be required to
(i) submit a capital restoration plan; (ii) raise additional capital; (iii) restrict their growth, deposit interest rates, and other activities; (iv) improve their management; (v) eliminate management fees; or (vi) divest themselves of all or a part of their operations. Bank holding companies controlling financial institutions can be called upon to boost the institutions' capital and to partially guarantee the institutions' performance under their capital restoration plans. The Company believes it important to remain well-capitalized and avoid the imposition of such restrictions.

         The federal banking regulators continue to refine the risk-based capital standards to take into consideration various risks that may not be adequately addressed in the current framework. It is uncertain what affect these regulations, when implemented, would have on the Company and the Bank.

FISCAL AND MONETARY POLICY

         The earnings of the Bank depend in significant part on the difference between the interest paid by the Bank on its deposits and its other borrowings and the interest received by the Bank on its loans and securities holdings. Thus, the earnings and growth of the Company and the Bank are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve conducts open market dealings in U.S. government securities, establishes certain interest rates and reserve requirements, all of which directly impact the operating results of the Bank. The conditions in the national and international economies and money markets, as well as the actions and changes in policy by monetary and fiscal authorities, and their effect on the Company and the Bank cannot be predicted.

ITEM 2. DESCRIPTION OF PROPERTY

         The Company currently operates a main office, six branches and an operations center housed in a series of buildings adjacent to the main office. The principal administrative offices of the Company are located at 3530 Wheeler Road, Augusta, Georgia. The main office and three branch offices are located in Augusta, Georgia, two branches are located in Martinez, Georgia and one branch is located in Evans, Georgia. With the exception of the Washington Road branch, each banking office is a brick building of Georgian architecture with a teller line, customer service area, offices for the Bank's lenders, drive-in teller lanes, a vault with safe deposit boxes, and a walk-up or drive-up automated teller machine. The banking offices are generally 3,000 to 5,000 square foot buildings except for the main office, and the Washington Road branch. The main office contains approximately 14,000 square feet of space. The Washington Road branch contains 1,800 square feet and was converted into a drive through only bank in May 2001 when the new Furys Ferry branch located in close proximity was opened. The new Furys Ferry branch is a 3,500 square feet, full-service banking office on Furys Ferry Road in Columbia County. In 1997, the Company acquired 24,000 square feet of commercial office space located at 3515 Wheeler Road, across the street from the main office. The Company renovated 17,000 square feet of this newly acquired space to be utilized for a consolidation of all operational functions, including data processing, deposit operations, human resources, loan operations, security, credit administration, audit and accounting. In June 2000, the mortgage operations were moved to this Operations Complex. The objective of the Company in acquiring this property and planning the renovation was to provide adequate space for existing operations and to meet future requirements necessitated by growth of the Company. Renovations were completed in June 1998 and operational functions were relocated. In June 2000, the mortgage operations were moved to this Operations Complex, and occupied 4,500 square feet. In August 2001, with the expiration of a 3,000 square foot tenant lease, the mortgage department expanded operations and now occupies a total of 6,000 square feet. The remaining 1,500 square feet continue to be leased as commercial office space to an existing tenant. The previous operations location, consisting of 5,000 square feet was sold in May 2000. All properties owned by the Company are adequately covered by the appropriate insurance for replacement value.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

         There were no matters submitted to a vote of the shareholders of the Company during the fourth quarter of the Company's fiscal year ended December 31, 2001.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         As of March 29, 2002, there were approximately 724 holders of record of the Company's common stock. As of March 29, 2002, there were 2,385,280 shares of the Company's common stock issued and outstanding. Transactions in the Company's common stock are generally negotiated through Paine Webber and The Robinson-Humphrey Company, Inc. Both firms make a market in the common stock of the Company. The following table reflects the range of quotations in the Company's common stock for the past two years:

              GEORGIA BANK FINANCIAL CORPORATION STOCK PRICE /(1)/

Quarter ended                        Low                   High
-------------                        -------               ----
March 31, 2000                      $23                   $25 1/2
June 30, 2000                        19                    27 1/2
September 30, 2000                   24 1/2                27
December 31, 2000                    24                    34 1/2

March 31, 2001                       24                    28 1/2
June 30, 2001                        29 1/2                31
September 30, 2001                   28 1/2                32
December 31, 2001                    31                    33 1/2

------------------------------------
/(1)/ The prices reflect inter-dealer prices, without retail markup, mark-down or commission and may not represent actual transactions.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                                          2001           2000          1999            1998          1997
                                                     ----------------------------------------------------------  -----------
Earnings                                                    (Dollars in thousands, except per share data)
   Total interest income                                  $ 32,561        29,863        24,167          21,500        18,813
   Total interest expense                                   15,249        14,670        10,981           9,819         8,632
   Net interest income                                      17,312        15,193        13,186          11,681        10,181
   Provision for loan losses                                 1,825         1,063         1,314             875           774
   Noninterest income                                        7,829         4,199         5,148           3,614         2,711
   Noninterest expense                                      16,654        12,422        11,226           9,935         8,805
   Net income                                                4,561         4,002         3,970           2,915         2,355
----------------------------------------------------------------------------------------------------------------------------
Per Share Data
   Net income - Basic                                        $1.91          1.67          1.66            1.22           .98
   Net income - Diluted                                       1.91          1.67          1.66            1.22           .98
   Book value                                                16.77         14.41         12.44           11.94          9.95
   Weighted average common shares outstanding                2,385         2,397         2,397           2,397         2,397
   Weighted average common and common
      equivalent shares outstanding                          2,389         2,398         2,399           2,397         2,397
----------------------------------------------------------------------------------------------------------------------------
Selected Average Balances
   Assets                                                 $449,322       371,733       324,533         275,670       238,838
   Loans (net of unearned income)                          315,003       261,869       225,244         189,369       153,501
   Deposits                                                348,706       299,548       269,411         232,487       210,885
   Stockholders' equity                                     37,405        31,805        29,458          25,864        18,041
----------------------------------------------------------------------------------------------------------------------------
Selected Year-End Balances
   Assets                                                 $481,544       405,791       342,101         295,432       252,231
   Loans (net of unearned income)                          339,670       283,573       239,032         208,967       172,431
   Allowance for loan losses                                 5,109         4,143         3,592           2,715         2,097
   Deposits                                                369,149       310,928       283,121         251,505       210,192
   Other borrowings                                         68,456        57,046        27,331          12,614        15,938
   Stockholders' equity                                     39,999        34,384        29,817          28,627        23,859
----------------------------------------------------------------------------------------------------------------------------
Selected Ratios
   Return on average total assets                            1.02%         1.08%         1.22%           1.06%         0.99%
   Return on average equity                                 12.19%        12.58%        13.48%          11.27%        13.05%
   Average earning assets to average total assets           93.38%        93.60%        92.27%          91.47%        90.37%
   Average loans to average deposits                        90.33%        87.42%        83.61%          81.45%        72.79%
   Average equity to average  total assets                   8.32%         8.56%         9.83%           9.38%         7.55%
   Net interest margin                                       4.13%         4.36%         4.40%           4.64%         4.72%
   Operating efficiency                                     66.42%        63.92%        63.90%          65.20%        68.29%
   Net charge-offs to average loans                          0.27%         0.20%         0.19%           0.14%         0.09%
   Allowance for loan losses to net loans(year-end)          1.50%         1.46%         1.50%           1.30%         1.22%
   Risk-based capital
      Tier 1 capital                                        10.05%        11.12%        11.42%          11.43%        12.24%
      Total capital                                         11.30%        12.37%        12.69%          13.16%        13.35%
   Tier 1 leverage ratio                                     8.02%         8.67%         8.91%           8.93%         9.11%

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

CRITICAL ACCOUNTING POLICIES

         In reviewing and understanding financial information for the Company, you are encouraged to read and understand the significant accounting policies which are used in preparing the consolidated financial statements of the Company. These policies are described in Note 1 to the consolidated financial statements which are presented elsewhere in this annual report. Of these policies, management believes that the accounting for the allowance for loan losses is the most critical. Please see "Provision for Loan Losses, Net Charge-offs, Non-Performing Assets and Allowance for Loan Losses" for a further discussion of the Company's methodology in determining the allowance. Losses on loans result from a broad range of causes, from borrower-specific problems to industry issues to the impact of the economic environment. The identification of the factors that lead to default or non-performance under a loan agreement and the estimation of loss in these situations is very subjective. In addition, a dramatic change in the performance of one or a small number of borrowers can have a significant impact in the estimate of losses. As described further below, management has implemented a process that has been applied consistently to systematically consider the many variables that impact the estimation of the allowance for loan losses.

OVERVIEW

         The Company continued expansion this year with the opening of its new Furys Ferry branch in May 2001 and continued expansion of mortgage operations. As a result of the mortgage operations expansion and the decrease in the interest rates during 2001, the Company experienced an increase in the gain on sale of mortgage loans in the secondary market of $2.9 million over 2000. The Company converted its core computer system to support growth and technology in May 2001. The Company continued to place special emphasis on quality asset growth and expense control to drive the improved earnings performance. Asset growth was achieved as total assets increased $75.8 million (or 18.7%) in 2001 compared to 2000. Despite the expenses associated with the new branch and the continued expansion of the mortgage and trust operations, the Company continues to make improvements in expense controls. For 2002, the Company has implemented responsibility center budgeting to monitor expenses. The operating efficiency ratio of 66.42% in 2001 is an increase of 4.1%, which reflects increases in noninterest expense due to the core computer system conversion, a full year of Trust operations, the startup of the new branch, and the expanded mortgage operations.

RESULTS OF OPERATIONS

         The Company had record net income of $4,561,000 in 2001, compared to $4,002,000 in 2000, an increase of $559,000 or 14.0%.

         The increase in net income during 2001 compared to 2000 resulted from an increased level of interest and noninterest income somewhat offset by increases in interest expense and noninterest expense. Net interest income increased $2.1 million (13.9%) in 2001 on a net interest margin of 4.13%, a decrease from 4.36% in 2000. The increase in net interest income was the result of higher levels of interest earning assets somewhat offset by decreases in the prime rate. Noninterest income increased $3.6 million (86.5%) in 2001 to $7.8 million compared to $4.2 million in 2000. The increase for 2001 resulted primarily from an increase in the gain on sale of mortgage loans in the secondary market of $2.9 million, due primarily to the declining interest rate environment and the expanded mortgage department, as well as an increase in services charges and fees on deposits of $553,000, and an increase in Trust income of $115,000 due to a full year of operations of the trust department. In addition, the Company recognized gains on sales of investment securities of $68,608.

         The earnings performance of the Company is reflected in a return on average assets and average equity of 1.02% and 12.19%, respectively, during 2001 compared to 1.08% and 12.58%, respectively, during 2000. The return on average assets and average equity was 1.22% and 13.48%, respectively, in 1999. Basic and diluted net income per share on weighted average common shares outstanding improved to $1.91 in 2001 compared to $1.67 in 2000 and $1.66 in 1999. The Company's average equity to average asset ratio decreased to 8.32% in 2001 compared to 8.56% in 2000. The average equity to average asset ratio was 9.83% in 1999. A 15% stock dividend was paid by the Company on August 31, 2001.

         The improvement in the earnings of the Company represents the continued leveraging of its investment in additional branch offices in prior and current years. The offices are continuing to generate higher levels of interest earning assets and deposits. Also, the Company has continued to add services and products, such as Trust services, expanded mortgage operations, and the Bounce Overdraft Protection product.

Net Interest Income

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

            AVERAGE BALANCES, INCOME AND EXPENSES, YIELDS AND RATES

                                          Year Ended December 31, 2001       Year Ended December 31, 2000
                                        ----------------------------------  -------------------------------
                                                     Average      Amount                 Average    Amount
                                          Average     Yield       Paid or    Average      Yield     Paid or
                                          Amount     or Rate      Earned      Amount     or Rate    Earned

                                        -------------------------------------------------------------------
                                                                    (Dollars in thousands)
ASSETS
Interest-earning assets:
Loans. . . . . . . . . . . . . . . .      $315,003    8.36%       $26,341    $261,869    9.34%      $24,449
Investments
    Taxable. . . . . . . . . . . . .        83,469    6.38%         5,325      70,828    6.39%        4,523
    Tax-exempt. . . . . . . . . . . .        9,338    4.44%           415       7,674    4.42%          339
Federal funds sold. . . . . . . . . .       11,262    4.03%           454       7,947    6.54%          520
Interest-bearing deposits in other
   banks. . . . . . . . . . . . . . .          516    5.04%            26         500    6.40%           32
                                        -----------             ---------- -----------             --------
       Total interest-earning assets.      419,588    7.76%       $32,561     348,318    8.57%      $29,863
                                        -----------             ---------- -----------             --------
Cash and due from banks. . . . . . . .      12,231                             14,104
Premises and equipment. . . . . . . .       12,074                             10,384
Other . . . . . . . . . . . . . . . .        9,991                              2,837
Allowance for loan losses.  .  .  .         (4,562)                            (3,910)
                                        -----------                        -----------
     Total assets. . . . . . . . . .      $449,322                           $371,733
                                        ===========                        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts. . . . . . . . . . . .        $44,548    1.36%          $607     $36,675    1.70%         $625
Savings and money management
   accounts. . . . . . . . . . . . .       132,073    3.83%         5,052     116,684    5.29%        6,168
Time deposits . . . . . . . . . . .        120,357    5.88%         7,078      98,037    6.00%        5,885
Federal funds purchased/securities
   sold under repurchase agreements.        26,916    2.70%           726      19,054    4.56%          868
Other borrowings. . . . . . . . . .         31,747    5.63%         1,786      18,598    6.04%        1,124
                                        -----------             ---------  ----------              --------
        Total interest-bearing
        liabilities. ...............       355,641    4.29%        15,249     289,048    5.08%       14,670
                                        -----------             ---------  ----------              --------
Noninterest-bearing demand deposits.        51,728                             48,152
Other liabilities. . . . . . . . . .         4,548                              2,728
Stockholders' equity. . . . . . . .         37,405                             31,805
                                        -----------                        ----------
     Total liabilities and stockholders'
     equity. . . . . . . . . . . . . .    $449,322                           $371,733
                                        ===========                        ==========

Net interest spread. . . . . . . . . .                3.47%                              3.49%
Benefit of non-interest sources. . . .                0.66%                              0.87%
Net interest margin/income. . . . . .                 4.13%       $17,312                4.36%      $15,193
                                                                ==========                         ========

                                          Year Ended December 31, 1999
                                         -------------------------------
                                                      Average    Amount
                                           Average     Yield     Paid or
                                           Amount     or Rate    Earned

                                        --------------------------------
ASSETS
Interest-earning assets:
Loans. . . . . . . . . . . . . . .         $225,244   8.88%      $20,006
Investments
    Taxable. . . . . . . . . . . .           61,963   5.75%        3,564
    Tax-exempt. . . . . . . . . . .           4,476   4.60%          206
Federal funds sold. . . . . . . . .           7,770   5.03%          391
Interest-bearing deposits in other                0   0.00%            0
banks.
                                         -----------           ---------
       Total interest-earning assets.       299,453   8.07%      $24,167
                                         -----------           ---------
Cash and due from banks. . . . . . .         11,647
Premises and equipment. . . . . . .          10,717
Other . . . . . . . . . . . . . . .           5,812
Allowance for loan losses. . . . . .         (3,096)
                                         -----------
     Total assets. . . . . . . . . .       $324,533
                                         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts. . . . . . . . . . . .         $33,661   1.52%         $513
Savings and money management
   accounts. . . . . . . . . . . . .        109,751   4.55%        4,998
Time deposits . . . . . . . . . . .          83,573   5.35%        4,469
Federal funds purchased/
securities                                   11,628   3.11%          362
   sold under repurchase agreements.
Other borrowings. . . . . . . . . .          10,898   5.86%          639
                                         -----------           ---------
        Total interest-bearing
        liabilities.                        249,511   4.40%       10,981
                                         -----------           ---------
Noninterest-bearing demand deposits.         42,426
..
Other liabilities. . . . . . . . . .          3,138
Stockholders' equity. . . . . . . .          29,458
                                         -----------
     Total liabilities and
     stockholders'
     equity. . . . . . . . . . . . .       $324,533
                                         ===========

Net interest spread. . . . . . . . .                  3.67%
Benefit of non-interest sources.  .                   0.73%
Net interest margin/income. . . . . .                 4.40%      $13,186
                                                               =========

     Average total assets for 2001 were $449.3 million, a 20.9% increase over 2000. Average interest earning assets for 2001 were $419.6 million which was 93.4% of average total assets. The increase in average loans of $53.1 million and the increase in average investments of $17.6 million were funded by increases in average deposits of $49.2 million, securities sold under repurchase agreements of $7.9 million, and Federal Home Loan Bank borrowings of $13.1 million. For 2000, average total assets were $371.7 million, a 14.5% increase over 1999. Average interest earning assets for 2000 were $348.3 million, or 93.7% of average total assets.

     Net income was a record high of $4.6 million in 2001. Interest income is the largest contributor to income and increased $2.7 million over 2000 to $32.6 million. Interest expense increased $579,000 to $15.2 million. The increase in net interest income of $2.1 million or 13.9% in 2001 over 2000 is a result of an increase in loans and investments somewhat offset by the decrease in the interest rates. Average yields on interest earning assets decreased to 7.76% in 2001, compared to 8.57% in 2000.

     Net income was $4.0 million for 2000, a .8% increase over 1999. Net income for 1999 included gain on investment securities of $1.5 million. Net interest income increased as a result of the growth in the volume of average earning assets coupled with an increase in interest rates. Interest earning assets averaged $348.3 million in 2000, an increase of 16.6%, from the $299.5 million averaged in 1999. Average yields on earning assets increased to 8.57% in 2000, compared to 8.07% in 1999.

     A key performance measure for net interest income is the "net interest margin", or net interest income divided by average interest-earning assets. Unlike the "net interest spread", the net interest margin is affected by the level of non-interest sources of funding used to support interest-earning assets. The Company's net interest margin decreased to 4.13% in 2001 from 4.36% in 2000. In 1999, the net interest margin was 4.40%. The net interest margin deteriorated in 2001, as certificates of deposits repriced at a slower rate than variable rate loans and deposits. The net interest margin deteriorated in 2000 compared to 1999 as the average rate paid on interest bearing-deposits and borrowings increased at a faster rate than the average rate earned on assets. The high level of competition in the local market for both loans and deposits continues to influence the net interest margin. The net interest margin continues to be supported by an increasing amount of demand deposits which provide a noninterest bearing source of funds and helps prevent further deterioration in the net interest margin. The net interest spread measures the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing sources of funds. The net interest spread eliminates the impact of noninterest bearing funds and gives a direct perspective on the effect of market interest rate movements. As a result of changes in interest rates in 2001, coupled with competitive deposit and loan pricing in the local market, the net interest spread decreased 2 basis points to 3.47% in 2001. The 2000 net interest spread of 3.49% represented a decrease from 1999's 3.67%.

         Changes in the net interest income from period to period result from increases or decreases in the volume of interest-earning assets and interest-bearing liabilities, increases in the average rates earned and paid on such assets and liabilities, the ability to manage the earning asset portfolio, and the availability of particular sources of funds, such as noninterest bearing deposits. The following table: "Analysis of Changes in Net Interest Income" indicates the changes in the Company's net interest income as a result of changes in volume and rate from 2000 to 2001, and 1999 to 2000. The analysis of changes in net interest income included in the following table indicates that on an overall basis in 2001, the increase in the balances or volumes created a positive impact in net income while the decreases in interest rates of interest-earning assets created a negative impact in net interest income. The increases in the balances or volume of the interest-bearing liabilities were somewhat offset by the decrease in interest rates. Prime savings and money market accounts are tied to the prime rate. In 2000 and 1999, the volumes of both interest-earning assets coupled with increased interest rates had a positive impact on the net interest income.

                   ANALYSIS OF CHANGES IN NET INTEREST INCOME

                                    2001 vs. 2002                         2000 vs. 1999

                                 Increase (Decrease)                 Increase (Decrease)
                            ------------------------------------------------------------------------
                                                                                               Total
                             Average                             Average
                             Volume   Rate    Combined    Total  Volume  Rate     Combined
                            ---------------- ----------------------------------- -------------------
                                                                 (Amounts in thousands)
Interest income from interest-earning assets:

Loans. . . . . . . . . .    $4,963  ($2,566)   ($505)    $1,892  $3,252   $1,036      $155   $4,444

Investments, taxable.  .       808       (7)      (1)       802     510      397        52      959

Investments, tax-exempt.        74        2        0         76     147       (8)       (6)     133

Federal funds sold. . . .      217     (199)     (84)       (66)      9      117         3      129

Interest-bearing deposits
in other banks. . . . . .        1       (7)       0         (6)      0        0        32       32
                            ------------------------------------------------------------------------
    Total                   $6,063  ($2,777)   ($588)    $2,698  $3,918   $1,542      $236    5,696
                            ------------------------------------------------------------------------

Interest expense:

NOW  accounts. . . . .        $134    ($125)    ($27)      ($18)    $46      $61        $5     $112
Savings and money
management accounts. .         814   (1,704)    (226)    (1,116)    315      804        51    1,170

Time deposits. . . . .       1,339     (118)     (28)     1,193     779      543        94    1,416
Federal funds purchased /
securities sold under
repurchase agreements. .       359     (354)    (147)      (142)    231      169       106      506
Other borrowings. . . .        794      (76)     (56)       662     451       20        14      485
                            ------------------------------------------------------------------------
    Total                   $3,440  ($2,377)   ($479)      $579  $1,817   $1,605      $267   $3,689
                            ------------------------------------------------------------------------
Change in net interest income.  .  .  .                  $2,119                              $2,007
                                                        ========                            ========

         The variances for each major category of interest-earning assets and interest-bearing liabilities are attributable to (a) changes in volume (changes in volume times old rate), (b) changes in rate (changes in rate times old volume) and (c) changes in rate/volume (changes in rate times the change in volume).

NonInterest Income

         Noninterest income consists of revenues generated from a broad range of financial services and activities, including service charges on deposit accounts, fee-based services, and products where commissions are earned through sales of products such as real estate mortgages, retail investment services, trust services, and other activities. In addition, gains or losses realized from the sale of investment securities are included in noninterest income.

         Noninterest income for 2001 was $7.8 million, an increase of $3.6 million or 86.5% from 2000. The increase is primarily attributable to a $2.9 million increase in the gain on sale of loans in the secondary mortgage market. This $2.9 million increase is a product of the lower interest rates increasing both home purchases and mortgage refinancings, as well as the expanded mortgage operations in Augusta, Georgia, Savannah, Georgia and Nashville, Tennessee in 2000 and 2001. Service charges and fees on deposits increased $552,000, primarily related to increases in NSF fees due to the Bounce Overdraft Protection program implemented in October 2001 and increases in service charges related to higher volumes of deposits. Trust income increased $115,000 due to a full year of operations. The Trust department began offering services in March 2000. Investment security gains accounted for $110,000 of the increase.

     Noninterest income for 2000 was $4.2 million, a decrease of $949,000 or 18.4% from 1999. The decrease in 2000 is attributable to a $1.5 million gain on sale and donation of equity securities recognized in 1999. The decrease in 2000 was partially offset by increases in service charges on deposit accounts over 1999 levels resulting from a higher volume of deposits and increases in the overall pricing of accounts. The gain on the sale of loans increased $374,000 or 54.3% to $1,064,000 in 2000. This increase was the result of the expansion of the mortgage operations in June 2000.

     The following table presents the principal components of noninterest income for the last three years:

                               NONINTEREST INCOME

                                                                        Year Ended
                                                                       December 31,
                                                        -------------------------------------------
                                                           2001            2000            1999
                                                        ----------    ------------    -------------
                                                                 (Amounts in thousands)
Service charges on deposit accounts. . . . . . .           $2,989          $2,437          $2,249
Gain on sale of loans. . . . . . . . . . . . . .            3,949           1,064             689
Retail investment income. . . . . . . . . . . . .             206             250             219
Trust income. . . . . . . . . . . . . . . . . . .             133              18               0
Investment securities (losses) gains . . . . . .               69             (42)          1,513
Other. . . . . . . . . . . . . . . . . . . . . . .            483             472             478
                                                        ----------    ------------    -------------
     Total noninterest income. . . . . . . . . . .         $7,829          $4,199          $5,148
                                                        ==========    ============    =============

Noninterest income as a percentage of total average
assets. . . . . . . . . . . . . . . . . . . . . . .          1.74%           1.13%          1.59%

Noninterest income as a percentage of total
income. . . . . . . . . . . . . . . . . . . . . . .         19.38%          12.33%         17.56%

Noninterest Expense

         Noninterest expense totaled $16.7 million in 2001, an increase of 34.1% from 2000 noninterest expense of $12.4 million. Salaries and employee benefits account for $3.0 million of this increase. The increase in salaries and employee benefits was the result of increases in mortgage commissions and additional employees in 2001 due to the Company's continued growth and expansion, as well as normal increases in salaries and benefits. The increase in occupancy expense is due to increases in operating and depreciation expenses related to the Furys Ferry branch opened in May 2001, depreciation expense on the new core computer system capitalized in May 2001, and increases in expenses to maintain facilities. Other operating expenses increased $1.0 million, an increase of 30.5% from 2000 primarily due to increases in processing, marketing and business development, supplies and postage.

     Noninterest expense totaled $12.4 million in 2000, an increase of 10.7% from 1999 noninterest expense of $11.2 million. The increase was primarily the result of the Company's continued growth and expansion. The increases in the salary and benefit expense reflects the increases in mortgage commissions paid in response to the growth in the mortgage operations and the trust operations, as well as normal increases in salaries and benefits. The moderate increase in occupancy expense reflects the Company's use of previously owned facilities for the mortgage and trust operations.

     The Company has improved its ability to monitor expenditures in all organizational units by implementing more specific cost accounting and reporting. In March 2000, the Company completed the implementation of a system to define the profitability of branch/departmental operations within its core banking business and is committed to developing these measurement processes at the product and account relationship levels. This system will both monitor existing expenditures and control future expenditures as well as provide management data with which to make informed decisions in the overall operation of the Company. For 2002, the Company has implemented a departmental budgeting system. The implementation of these systems emphasizes that management is committed to a continuing emphasis on expense control. The following table presents the principal components of noninterest expense for the years ended December 31, 2001, 2000 and 1999.

                              NONINTEREST EXPENSE

                                                                   Year Ended December 31,
                                                        -------------------------------------------
                                                            2001            2000            1999
                                                        -----------    --------------   -----------
                                                                   (Amounts in thousands)
Salaries and employee benefits . . . . . . . . . . .       $10,265           $ 7,311        $ 6,049
Occupancy expense . . . . . . . . . . . . . . . . . .        2,083             1,812          1,735
Amortization of intangible assets . . . . . . . . . .          123               123            123
Marketing & business development  expense.                     684               433            450
Communication expense . . . . . . . . . . . . . . . .          293               206            144
Processing expense . . . . . . . . . . . . . . . . . .         810               610            605
Legal and professional fees . . . . . . . . . . . . .          331               320            183
Supplies expense . . . . . . . . . . . . . . . . . . .         408               305            299
Postage and courier expense . . . . . . . . . . . . .          361               239            265
Donation expense . . . . . . . . . . . . . . . . . . .           0                 0            480
Other . . . . . . . . . . . . . . . . . . . . . . . .        1,296             1,063            893
                                                        -----------   ---------------      --------
     Total noninterest expense . . . . . . . . . . . .     $16,654           $12,422        $11,226
                                                        ===========   ===============      ========

Noninterest expense as a percentage
   of total average assets . . . . . . . . . . . . . .       3.71%              3.34%          3.46%

Operating efficiency ratio . . . . . . . . . . . . . .      66.42%             63.92%         66.74%

         The Company's efficiency ratio (noninterest expense as a percentage of net interest income and non-interest income, excluding gains and losses on the sale of investments) increased to 66.42% in 2001 compared to 63.92% in 2000. In 1999, the efficiency ratio was 66.74%. Excluding the charitable contribution expense of $480,000 in 1999, the efficiency ratio would have been 63.90%. The increase in the efficiency ratio reflects the narrowing interest margin in a declining rate environment coupled with additional operational expenses. The consistent efficiency ratio in 2000 as compared to 1999 occurred even though the Company had incurred significant expense to expand its retail banking, mortgage and trust operations, and to add additional products and services.

Income Taxes

         Income tax expense increased $197,000 or 10.41% in 2001 from 2000, and increased $80,000 or 4.41% in 2000 from 1999. The effective tax rate as a percentage of pre-tax income was 31.5% in 2001, 32.2% in 2000, and 31.5% in 1999.

Provision for Loan Losses, Net Charge-offs and Allowance for Loan Losses

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


         For significant problem loans, management's review consists of the evaluation of the financial condition and strengths of the borrower, cash flows available for debt repayment, the related collateral supporting the loan and the effects of known and expected economic conditions. When the evaluation reflects a greater than normal risk associated with the individual problem loan, management classifies the loan accordingly and allocates a portion of the allowance for loan losses for that loan based on the results of the evaluation described above plus the historical loss rates and regulatory guidance relating to classified loans. The table below indicates those allowances allocated for loans classified as problem loans and the allocated general allowance for all non-classified loans according to loan type determined through the Company's comprehensive loan methodology for the years indicated. The unallocated general allowance is based on management's evaluation at the balance sheet date of various conditions that are not directly measurable in determining the allocated allowance considering the recognized uncertainty in estimating loan losses. These conditions include, but are not limited to, changes in interest rates; trends in volumes, credit concentrations and terms of loans in the portfolio; national and local economic conditions; recent loss experience; and changes in lending policies and procedures. As reflected by the unallocated portion of the allowance, the adequacy of the Company's allowance for loan losses is evaluated on an overall portfolio basis. Because these allocations are based upon estimates and subjective judgment, it is not necessarily indicative of the specific amounts or loan categories in which loan losses may occur.

                  ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                                                           December 31,
                                 ---------------------------------------------------------------------------------------------------
                                        2001               2000                1999                1998                1997
                                 ---------------------------------------------------------------------------------------------------
                                 Amount  Percent/(1)/Amount Percent/(1)/ Amount Percent/(1)/ Amount Percent/(1)/ Amount Percent/(1)/
                                                                       (Amounts in thousands)
Balance at End of Year
   Applicable to:
   Commercial, financial,
      agricultural . . . . . .     $  916    14.53%   $  779    17.39%     $  766   18.39%      $  235  17.25%      $   78  17.48%
   Real estate-construction . .       646    19.87%      339    13.80%        278   11.85%         144  11.66%           0  13.67%
   Real estate-mortgage . . . .     2,036    52.00%    1,704    47.54%      1,202   46.74%       1,458  50.01%         931  52.54%
   Consumer loans to
      individuals . . . . . . .       814    13.54%      692    21.13%        688   22.71%         365  20.56%         138  16.03%
   Lease financing . . . . . .          1     0.06%        5     0.14%         10    0.31%           5   0.52%           0   0.28%
Unallocated . . . . . . . . . .       696      --        624      --          648      --          508    --           950    --

                                 --------------------------------------------------------------------------------------------------
Balance at end of year . . . .     $5,109   100.00%   $4,143   100.00%     $3,592  100.00%      $2,715 100.00%      $2,097 100.00%

/(1)/  Percent of loans in each category to total loans

         Additions to the allowance for loan losses, which are expensed on the Company's income statement as the "provision for loan losses", are made periodically to maintain the allowance for loan losses at an appropriate level based upon management's evaluation of the potential risk in the loan portfolio.

         The Company's provision for loan losses in 2001 was $1,825,000, an increase of $762,000 (71.7%) over the 2000 provision of $1,063,000. The provision for loan losses charged to earnings in 1999 was $1,314,000. The allocation of $2.0 million of the loan loss reserve to real estate-mortgage reflects the credit ratings associated with these loans and the resulting higher reserve factor. In 2001, the Company made the decision to increase the provision for loan losses to provide a higher level of allowance for loan losses commensurate with the increasing risk in the Company's loan portfolio. This higher level reflected management's overall evaluation of the loan portfolio and the significant growth of the loan portfolio.

         The following table provides details regarding charge-offs and recoveries by loan category during the most recent five year period, as well as supplemental information relating to both net loan losses, the provision and the allowance for loan losses during each of the past five years. As the table indicates, net charge-offs for 2001 represented 0.27% of average loans outstanding, compared to 0.20% for 2000 and 0.19% for 1999. The Company's charge-off ratios continue to be below the average for the industry.

                                                            Allowances for Loan Losses
                                                                  December 31,
                                          ----------------------------------------------------------------
                                                      2001        2000        1999        1998        1997
                                                               (Amounts in thousands)
Total loans outstanding at end of
period, net of unearned income. .                 $339,670    $283,573    $239,032    $208,967    $172,431
                                          ================================================================

Average loans outstanding, net of
unearned income.                                  $315,003    $261,869    $225,244    $189,369    $153,501
                                          ================================================================

Balance of allowance for loan losses at
beginning of year. . . . . . . . . . .              $4,143      $3,592      $2,715      $2,097      $1,468

Charge-offs:
  Commercial, financial and agricultural.              283          73         112         119         112
  Real estate - construction. . . . . .                  0           0           0          0            0
  Real estate - mortgage. . . . . . . .                  6          64          41           0          37
  Consumer. . . . . . . . . . . . . . .                781         485         396         259         205
                                          ----------------------------------------------------------------
     Total charge-offs. . . . . . . . .              1,070         622         549         378         354
                                          ----------------------------------------------------------------

Recoveries of previous loan losses:
  Commercial, financial and agricultural.                1           9          23          21          95
  Real estate - construction. . . . . . .                1           0           0          0            0
  Real estate - mortgage. . . . . . . . .                0           2           2           0          18
  Consumer. . . . . . . . . . . . . . . .              209          99          87         100          96
                                          ----------------------------------------------------------------
     Total recoveries. . . . . . . . . .               211         110         112         121         209
                                          ----------------------------------------------------------------

Net charge-offs. . . . . . . . . . . . .               859         512         437         257         145
                                          ----------------------------------------------------------------
Provision for loan losses. . . . . . . .             1,825       1,063       1,314         875         774
Balance of allowance for loan losses at
end of period. . . . . . . . . . . . . .            $5,109      $4,143      $3,592      $2,715      $2,097
                                          ================================================================

Allowance for loan losses to period end
loans. . . . . . . . . . . . . . . . . .             1.50%        1.46%      1.50%       1.30%       1.22%
Net charge-offs to average loans.  .                 0.27%        0.20%      0.19%       0.14%       0.09%

         At December 31, 2001, the allowance for loan losses was 1.50% of outstanding loans, up from the 1.46% level at December 31, 2000 but consistent with the 1.50% level at 1999. The current economic environment has resulted in significantly higher levels or personal bankruptcy filings which translates into higher levels of consumer loan losses than the bank has previously experienced. Management considers the allowance appropriate based upon its analysis of the potential risk in the portfolio using the methods previously discussed. Management's judgment is based upon a number of assumptions about future events which are believed to be reasonable, but which may or may not prove correct. While it is the Company's policy to charge off in the current period the loans in which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to a particular loan or class of loans. Because these risks include present and forecasted economic conditions, management's judgment as to the adequacy of the allowance is necessarily approximate and imprecise. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance will not be required.


FINANCIAL CONDITION

Composition of the Loan Portfolio

         Loans are the primary component of the Company's interest earning assets and generally are expected to provide higher yields than the other categories of earning assets. Those higher yields reflect the inherent credit risks associated with the loan portfolio. Management attempts to control and balance those risks with the rewards associated with higher returns.

         Loans outstanding averaged $315.0 million in 2001 compared to $261.9 million in 2000 and $225.2 million in 1999. At December 31, 2001, loans totaled $339.7 million compared to $283.6 million in 2000, an increase of $56.1 million (19.8%). This compares to growth in 2000 of $44.5 million (18.6%), compared to $239.00 million at December 31, 1999.

         The Company continues to experience significant increases in loan volumes and balances. The increases are attributable to a stable local economy, the Company's relatively small market share and the desire of a segment of the community to do business with a locally-owned and operated financial institution. Additionally, due to the Company's expansion into the Savannah, Georgia construction and acquisition and development loan market and the increase in these loans in the local market, construction and acquisition loans increased $28,000 (19.9%) from 2000 to 2001. Average loans as a percentage of average interest earning assets and average total assets was 75.1% and 70.1%, respectively, in 2001. This compares to average loans as a percentage of average interest earning assets and average total assets of 75.2% and 70.4%, respectively, in 2000.

         The following table sets forth the composition of the Company's loan portfolio as of December 31 for the past five years. The Company's loan portfolio does not contain any concentrations of loans exceeding 10% of total loans which are not otherwise disclosed as a category of loans in this table. The Company has not invested in loans to finance highly-leveraged transactions ("HLT"), such as leveraged buy-out transactions, as defined by the Federal Reserve and other regulatory agencies. Loans made by a bank for re-capitalization or acquisitions (including acquisitions by management or employees) which result in a material change in the borrower's financial structure to a highly-leveraged condition are considered HLT loans. The Company had no foreign loans or loans to lesser-developed countries as of December 31, 2001.

                                                     Loan Portfolio Composition
                                                          At December 31,
                                     2001                  2000                  1999                 1998
                               Amount       %        Amount       %        Amount        %       Amount
                             ------------------------------------------- -----------  --------- ----------
                                                               (Amount in thousands, except percentages)
Commercial, financial
    and agricultural. .       $ 49,345      14.53%  $ 49,275     17.39%    $ 43,959     18.39%   $ 36,055

                             ---------- --------------------- ---------- -----------  --------- ----------
Real Estate
   Commercial. . . . . . .    $103,516      30.48%  $ 84,588     29.82%    $ 73,420     30.72%   $ 67,168
   Residential. . . . . .       63,914      18.82%    62,432     22.02%      49,755     20.82%     45,084
   Residential held for sale     9,185       2.70%     1,961      0.69%         668      0.28%      2,380
   Construction and
     development . . . . .      67,497      19.87%    39,136     13.80%      28,324     11.85%     24,373
                             ---------- --------------------- ---------- -----------  --------- ----------
      Total real estate. . .   244,112      71.87%   188,117     66.33%     152,167    636.66%    128,860
                             ---------- --------------------- ---------- -----------  --------- ----------
Lease financing. . . . . .         205       0.06%       398      0.14%         735      0.31%      1,084
Consumer
   Direct. . . . . . . . .      21,514       6.33%    18,144      6.40%      16,714      6.99%     14,082
   Indirect. . . . . . . .      23,961       7.05%    27,054      9.54%      24,976     10.45%     15,555
   Revolving (1). . . . .          533       0.16%       585      0.21%         481      0.20%      3,186
                             ---------- --------------------- ---------- -----------  --------- ----------
     Total consumer. . . .      46,008      13.55%    45,783     16.15%      42,171     17.64%     42,968
                             ---------- --------------------- ---------- -----------  --------- ---------
     Total. . . . . . . .     $339,670     100.00%  $283,573    100.00%    $239,032    100.00%   $208,967
                             ========== ===================== ========== ===========  ========= ==========

                                                1997
                                 %        Amount        %
                             ----------- ---------- ----------
Commercial, financial
    and agricultural. . .        17.25%    $30,135     17.48%
                             ----------- ---------- ----------
Real Estate
   Commercial. . . . . . .       32.14%    $58,518     33.94%
   Residential. . . . . . .      21.57%     40,070     23.24%
   Residential held for sale      1.14%      1,548      0.90%
   Construction and
     development . . . . . .     11.66%     23,567     13.67%
                             ----------- ---------- ----------
      Total real estate. . .     61.67%    114,146     66.20%
                             ----------- ---------- ----------
Lease financing. . . . . . .      0.52%        502      0.29%
Consumer
   Direct. . . . . . . . . .      6.74%     12,819      7.43%
   Indirect. . . . . . . . .      7.44%      2,300      1.33%
   Revolving /(1)/. . . . .       1.52%      2,972      1.72%
                             ----------- ---------- ----------

     Total consumer. . . . .     20.56%     27,648     16.03%
                             ----------- ---------- ----------
     Total. . . . . . . . . .   100.00%   $172,431    100.00%
                             =========== ========== ==========

/(1)/ Includes credit cards and other revolving consumer lines, excluding home equity lines.

Loans may be periodically renewed with principal reductions and appropriate interest rate adjustments. Loan maturities as of December 31, 2001 are set forth in the following table based upon contractual terms. Actual cash flows may differ as borrowers have the right to prepay without prepayment penalties.

                                                         Loan Maturity Schedule
                                                          At December 31, 2001

                                                                           One to       After
                                                              Within       Five        Five
($ in thousands)                                             One Year      Years       Years        Total
-------------------------------------------------------------------------------------------------------------
Commercial, financial, agricultural and leases                $32,541      $11,688      $5,321       $49,550
Real Estate
   Construction and development                                60,153        4,580       2,764        67,497
   Mortgage                                                    86,554       37,790     176,615        52,271
Consumer                                                       17,569       28,233         206        46,008
-------------------------------------------------------------------------------------------------------------
Total loans                                                  $196,817      $96,772     $46,081      $339,670
=============================================================================================================

The following table presents an interest rate sensitivity analysis of the Company's loan portfolio at December 31, 2001. The loans outstanding are shown in the time period where they are first subject to repricing.

                SENSITIVITY OF LOANS TO CHANGES IN INTEREST RATES
                              AT DECEMBER 31, 2001

                                                    Within     One to Five      After Five
($ in thousands)                                   One year      Years            Years          Total
-----------------------------------------------------------------------------------------------------------

Loans maturing or repricing with:
   Predetermined interest rates                     $79,870        $54,186         $22,625        $156,681
   Floating or adjustable interest rates            174,711          7,910             368         182,989
----------------------------------------------------------------------------------------------------------
Total loans                                        $254,581        $62,096         $22,993        $339,670
==========================================================================================================

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

         If nonaccruing loans had been accruing interest under their original terms, approximately $101,000 in 2001, $38,000 in 2000 and $27,000 in 1999
would have been recognized as earnings.

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

         Non-performing loans are defined as nonaccrual and renegotiated loans. When other real estate owned is included with non-performing loans, the result is non-performing assets. The following table, "Non-Performing Assets", presents information on these assets and loans past due 90 days or more and still accruing interest as of December 31, for the past five years. Non-performing assets were $2.0 million at December 31, 2001 or 0.58% of total loans and other real estate owned. This compares to $2.0 million or 0.71% of total loans and other real estate owned at December 31, 2000.

         The level of nonaccrual loans is due to an increase in consumer nonaccrual loans. This increase is the result of increased bankruptcies and the adoption of stricter internal monitoring and reporting requirements.

         At December 31, 2001 and 2000, there were no loans past due 90 days or more and still accruing. At December 31, 1999, $27,000 of loans were past due 90 days or more and still accruing. All loans past due 90 days or more are now classified as nonaccrual loans. Management believes the Company will receive full payment of principal and accrued interest on the nonaccrual loans because of the Company's collateral position and other factors, despite their past due status.

                                                                Non-Performing Assets
                                                                    At December 31,
                                         --------------------------------------------------------------------------
                                             2001             2000            1999            1998          1997
                                         -------------    -------------     ---------       ---------     ---------
                                                         (Amounts in thousands, except percentages)
Nonaccrual loans. . . . . . . . . . . .         $1,953           $1,950        $1,190          $2,925        $2,092
Restructured loans. . . . . . . . . . .              0                0             0               0             0
Other real estate owned. . . . . . . .               0               80            17               0           275
                                         -------------    -------------     ---------       ---------     ---------
     Total nonperforming assets. . . .          $1,953           $2,030        $1,207          $2,925        $2,367
                                         =============    =============     =========       =========     =========

Loans past due 90 days or more and
still accruing interest. . . . . . . .              $0               $0           $27             $44           $15
                                         =============    =============     =========       =========     =========

Allowance for loan losses to period end
total loans. . . . . . . . . . . . . .           1.50%            1.46%         1.50%           1.30%         1.22%
Allowance for loan losses to period end
nonperforming assets . . . . . . . . . .       261.33%          212.46%       297.60%          92.82%        88.59%
Net charge-offs to average loans. . . .          0.27%            0.20%         0.19%           0.14%         0.09%
Nonperforming assets to period end
loans. . . . . . . . . . . . . . . . . .         0.58%            0.69%         0.50%           1.40%         1.37%
Nonperforming assets to period end
loans and other real estate owned . . . .        0.58%            0.69%         0.50%           1.40%         1.37%

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

Commitments and Contractual Obligations

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

         Unfunded commitments to extend credit where contract amounts represent potential credit risk totaled $69,645,000 and $55,292,000 at December 31, 2001 and 2000, respectively. These commitments are primarily at variable interest rates.

         The Company's commitments are funded through internal funding sources of scheduled repayments of loans and sales and maturities of investment securities available for sale or external funding sources through acceptance of deposits from customers or borrowings from other financial institutions.

         The following table is a summary of the Company's commitments to extend credit, commitments under contractual leases as well as the Company' contractual obligations, consisting of deposits, FHLB advances and borrowed funds by contractual maturity date for the next five years.

       Commitments and
    Contractual Obligations                 2002               2003               2004              2005               2006
--------------------------------     ---------------    ---------------    ---------------    --------------    ---------------
Lines of credit                         $69,645,000             -                  -                 -                  -
Mortgage loan commitments                11,400,000             -                  -                 -                  -
Lease agreements                            135,152            111,523             89,986            19,503              1,960
Deposits                                194,748,855         54,183,835         48,517,343        20,371,525         21,192,043
Securities sold under an
   agreement to repurchase               32,456,383             -                  -                 -                  -
FHLB advances                               -                5,000,000             -                 -                  -
Other borrowings                          1,000,000             -                  -                 -                  -
                                     ---------------    ---------------    ---------------    --------------    ---------------
   Total commitments and
      contractual obligations          $309,385,390        $59,295,358        $48,607,329       $20,391,028        $21,194,003
                                     ===============    ===============    ===============    ==============    ===============

         Although management regularly monitors the balance of outstanding commitments to fund loans to ensure funding availability should the need arise, management believes that the risk of all customers fully drawing on all these lines of credit at the same time is remote.

Investment Securities

         The Company's investment securities portfolio increased 35.0% or $28.8 million to $111.1 million at year-end 2001 from 2000. The Company maintains an investment strategy of seeking portfolio yields within acceptable risk levels, as well as providing liquidity. The Company maintains two classifications of investments: "Held to Maturity" and "Available for

Sale." "Available for Sale" securities are carried at fair market value with related unrealized gains or losses included in stockholders' equity as accumulated other comprehensive income, whereas the "Held to Maturity" securities are carried at amortized cost. As a consequence, with a higher percentage of securities being placed in the "Available for Sale" category, the Company's stockholders' equity is more volatile than it would be if a larger percentage of investment securities were placed in the "Held to Maturity" category. Although equity is more volatile, management has discretion, with respect to the "Available for Sale" securities, to proactively adjust to favorable market conditions in order to provide liquidity and realize gains on the sales of securities. The changes in values in the investment securities portfolio are not taken into account in determining regulatory capital requirements. As of December 31, 2001, except for the U.S. Government agencies, there was no issuer who represented 10% or more of stockholders' equity within the investment portfolio. As of December 31, 2001 and 2000, the estimated fair value of investment securities as a percentage of their amortized cost was 101.9 % and 100.4%, respectively. At December 31, 2001, the investment securities portfolio had gross unrealized gains of $2,222,000 and gross unrealized losses of $247,000, for a net unrealized gain of $1,975,000. As of December 31, 2000, the investment securities portfolio had a net unrealized gain of $303,000. As of December 31, 1999, the investment securities portfolio had a net unrealized gain of $1,549,000. The following table presents the amortized cost of investment securities held by the Company at December 31, 2001 and 2000.

                               INVESTMENT SECURITIES

                                                                                      December 31,
(Amounts in thousands)                                             2001                  2000                 1999
                                                            --------------------  --------------------  ----------------
Available for sale:
U.S. Treasuries                                                              $0                    $0             $2,493
U.S. Government Agencies                                                 37,651                32,929             31,412
Obligations of states and political subdivisions                          3,176                 2,072                  0
Mortgage-backed securities                                               40,639                30,301             25,336
Corporate Bonds                                                          16,290                 6,140                540
Equity securities                                                         3,985                 1,964              1,643
                                                            --------------------  --------------------  ----------------
Total                                                                  $101,741               $73,406            $61,424
                                                            ====================  ====================  ================

                                                                                    December 31,

                                                                   2001                  2000                 1999
                                                            --------------------  --------------------  ----------------
Held to maturity:
Obligations of states and political subdivisions                         $7,453                $8,424             $6,691
Mortgage-backed securities                                                    0                   190                591
                                                            --------------------  --------------------  ----------------
Total                                                                    $7,453                $8,614             $7,282
                                                            ====================  ====================  ================

         The following table represents maturities and weighted average yields of debt securities at December 31, 2001. Yields are based on the amortized cost of securities. Maturities are based on the contractual maturities. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                       MATURITY DISTRIBUTION AND YIELDS OF
                            INVESTMENT SECURITIES

                                                     December 31, 2001
                                                 Amortized Cost    Yield
                                               ---------------------------
Available for Sale
U.S. Government Agencies
   One year or less.  .  .  .  .  .  .  .        $ 2,504,256        5.63%
   Over one through five years.  .  .  .          12,040,974        4.57%
   Over five through ten years.  .  .  .          21,479,549        6.34%
   Over ten years.  .  .  .  .  .  .  .            1,626,505        6.81%
                                               ---------------------------
      Total U. S. Government Agencies .          $37,651,284        5.75%
                                               ---------------------------

Municipal Securities/(1)/
   Over one through five years .  .  .  .        $ 1,498,572        6.52%
   Over five through ten years.  .  .  .             151,978        7.65%
   Over ten years                                  1,524,866        5.84%
                                               ---------------------------
      Total Municipal Securities.  .  .  .       $ 3,175,416        6.25%
                                               ---------------------------

Corporate Bonds
   One year or less.  .  .  .  .  .  .  .        $ 1,001,681        7.03%
   Over one through five years .  .  .  .         10,894,695        6.10%
   Over five through ten years .  .  .  .          4,393,872        6.64%
                                               ---------------------------
      Total Corporate Bonds                      $16,290,248        6.30%
                                               ---------------------------

Trust Preferred
   Over ten years. . . . . . . . . . . . .      $  1,250,000        7.22%
                                               --------------     --------
      Total Trust Preferred Securities. . .     $  1,250,000        7.22%
                                               --------------     --------

Mortgage Backed Securities
   Over one through five years. . . . . .       $  7,000,456        5.84%
   Over five through ten years. . . . . .          6,872,410        6.03%
   Over ten years. . . . . . . . . . . .          26,766,383        6.11%
                                               ---------------------------
      Total Mortgage Backed Securities. .       $ 40,639,249        6.05%
                                               ---------------------------

                                               ---------------------------
Total Available for Sale                        $ 99,006,197        5.98%
                                               ---------------------------

Held to Maturity
Municipal Securities/(1)/
   One year or less. . . . . . . . . .          $  1,306,161        6.96%
   Over one through five years. . . . .            2,374,014        7.01%
   Over five through ten years. . . . .            1,238,085        7.67%
   Over ten years. . . . . . . . . . . .           2,534,955        8.58%
                                               ---------------------------
      Total Municipal Securities. . . .         $  7,453,215        7.65%
                                               ---------------------------

                                               ---------------------------
Total Held to Maturity                          $  7,453,215        7.65%
                                               ---------------------------

                                               ---------------------------
Total Investment Securities. . . . . . .       $ 106,459,412        6.10%
                                               ===========================
/(1)/ Tax-equivalent yield

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

         The Company manages its sensitivity to interest rate movements by adjusting the maturity of, and establishing rates on, the interest-earning asset portfolio and interest-bearing liabilities in line with management's expectations relative to market interest rates. The Company would generally benefit from increasing market interest rates when the balance sheet is asset sensitive and would benefit from decreasing market rates when it is liability sensitive. At December 31, 2001, the Company's interest rate sensitivity position was liability sensitive within the one-year horizon.

         The following table "Interest Sensitivity Analysis" details the interest rate sensitivity of the Company at December 31, 2001. The principal balances of the various interest-earning and interest-bearing balance sheet instruments are shown in the time period where they are first subject to repricing, whether as a result of floating or adjustable rate contracts. Time deposits do not reprice and are presented according to their contractual maturity. Prime savings accounts reprice with the prime rate and are shown as repricing within three months. Regular savings, money management and NOW accounts do not have a contractual maturity date, therefore, cash flows are based on management's judgement regarding their decay rates. All other borrowings are shown in the first period in which they could reprice. In the one-year time period, the pricing mismatch on a cumulative basis was liability sensitive $45.7 million or 16.3% of total interest-earning assets. Management has procedures in place to carefully monitor the Company's interest rate sensitivity as the rate environment changes. It should also be noted that all interest rates do not adjust at the same velocity. As an example, the majority of the savings category listed below is priced on an adjustable basis that is fifty to sixty percent of tiered Prime Rate. Therefore, as the Prime Rate adjusts 100 basis points, the rate on this liability only adjusts 50 - 60 basis points. Moreover, varying interest rate environments can create unexpected changes in prepayment levels of assets and liabilities which are not reflected in the interest sensitivity analysis report. Prepayments may have significant effects on the Company's net interest margin. Hence, gap is only a general indicator of interest rate sensitivity and cannot be interpreted as an absolute measurement of the Company's interest rate risk.

                          INTEREST SENSITIVITY ANALYSIS
                              AT DECEMBER 31, 2001

                                                         After        After Six
                                              Within     Three        Through               One Year
                                              Three     Through        Twelve   Within One   Through       Over Five
                                              Months   Six Months      Months     Year      Five Years      Years      Total
                                           -------------------------------------------------------------------------------------
                                                                    (Amounts in thousands, except ratios)
Interest-earning assets:
Loans. . . . . . . . . . . . . . .          $208,645      $19,812     $26,124    $254,581     $62,096        $22,993    $339,670
Investment securities. . . . . . .             7,944        4,220      13,967      23,396      47,206         37,716     111,053
Federal Funds sold. . . . . . . . .            1,149          - -         - -       1,149         - -            - -       1,149
Interest-bearing deposits in other
   banks. . . . . . . . . . . . . .              517          - -         - -         517         - -            - -         517
                                           ---------  ----------- -----------  ----------  ----------  -------------  ----------
     Total interest-earning assets.         $218,255      $24,032     $40,091    $279,643    $109,302        $60,709    $452,389
                                           =========  =========== ===========  ==========  ==========  =============  ==========

Interest-Bearing Liabilities:
Money management accounts. . . .              $3,692        3,120       4,864      11,676     $11,321           $822     $23,819
Savings accounts. . . . . . . . .            122,538          439         747     123,724       2,626            702     127,052
NOW accounts. . . . . . . . . . .              6,122        5,351       8,778      20,250      25,220          3,349      48,819
Time deposits. . . . . . . . . .              38,798       18,295      44,106     101,199      11,247            210     112,656
Federal funds purchased /
   securities sold under
   repurchase agreements. . . . .             32,456          --          --       32,456         --             --       32,456
Federal Home Loan Bank
   advances. . . . . . . . . . .              35,000          --          --       35,000         --             --       35,000
Other borrowings. . . . . . . . .              1,000          --          --        1,000         --             --        1,000
                                           ---------  ----------- -----------  ----------  ----------  -------------  ----------
    Total interest-bearing
    liabilities.                            $239,606      $27,205     $58,495    $325,305     $50,414         $5,083    $380,802
                                           =========  =========== ===========  ==========  ==========  =============  ==========

Period gap. . . . . . . . . . .             ($24,103)     ($3,173)    ($18,404)  ($45,679)   $58,888         $55,626    --
Cumulative gap. . . . . . . . . .           ($24,103)    ($27,275)    ($45,679)  ($45,680)   $13,208          68,835    --
Ratio of cumulative gap to total
interest-earning assets. . . . .               -5.36%       -6.07%      -10.16%    -16.34%     2.94%          15.31%    --

     Liquidity. Management of the Company's liquidity position is closely related to the process of asset/liability management. Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to provide sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. The Company intends to meet its liquidity needs by managing cash and due from banks, federal funds sold and purchased, maturity of investment securities, paydowns received from mortgage-backed securities and lines of credit as necessary. The Company maintains a line of credit with the Federal Home Loan Bank at 10% of the Bank's total assets. Federal Home Loan Bank advances are collateralized by 75% of eligible first mortgages, specific commercial loans and investment securities. The Company had a federal funds purchased accommodation with The Bankers Bank, Atlanta, Georgia, for advances up to $10,000,000. Additionally, liquidity needs can be satisfied by the structuring of the maturities of investment securities and the pricing and maturities on loans and deposits offered to customers.

         Average liquid assets (cash and amounts due from banks, federal funds sold, investment securities and other short term investments) were maintained at 33.5% of average deposits in 2001 compared to 29.8% in 2000 and 29.4% in 1999.

     Deposits

         The Company's average deposits and other borrowings increased $70.2 million or 20.8% from December 31, 2000 to December 31, 2001. Average interest-bearing liabilities increased $66.6 million or 23.0% while average noninterest bearing deposits increased $3.6 million or 7.4%. Average deposits and borrowings increased $45.3 million or 15.5% from December 31, 1999 to December 31, 2000. Average interest-bearing liabilities increased $39.6 million or 15.8% from December 31, 1999 to December 31, 2000, while average noninterest bearing deposits increased $5.7 million or 13.5% during the same period. The majority of the growth in deposits since 1997 reflects the Company's strategy of consistently emphasizing deposit growth, as deposits are the primary source of funding for balance sheet growth. Borrowed funds consist of short-term borrowings, securities sold under agreements to repurchase with the Bank's commercial customers, borrowings from the Federal Home Loan Bank, and on a limited basis, brokered certificates of deposit.

         The following table presents the average amount outstanding and the average rate paid on deposits and borrowings by the Company for the years 2001, 2000 and 1999:

             AVERAGE DEPOSIT AND OTHER BORROWING BALANCES AND RATES

                                                                   YEAR ENDED DECEMBER 31,
                                                2001                       2000                     1999
                                      -------------------------   -----------------------  ------------------------
                                         Average       Average      Average      Average      Average       Average
                                          Amount        Rate        Amount         Rate        Amount        Rate
---------------------------------------------------------------   -----------------------  ------------------------
                                                       (Amounts in thousands, except percentages)
Noninterest bearing demand
   deposits                              $ 51,728        0.00%     $ 48,152        0.00%     $ 42,426        0.00%
Interest-bearing liabilities:
   NOW accounts                            44,548        1.36%       36,675        1.70%       33,661        1.52%
   Savings and money management
   accounts                               132,073        3.83%      116,684        5.29%      109,751        4.55%
   Time deposits                          120,357        5.88%       98,037        6.00%       83,573        5.35%
   Federal funds purchased/
   Securities sold under repurchase
      agreements                           26,916        2.70%       19,054        4.56%       11,628        3.11%
  Other borrowings                         31,747        5.63%       18,598        6.04%       10,898        5.86%
-------------------------------------------------------------------------------------------------------------------
       Total interest-bearing
       liabilities                       $355,641        4.29%     $289,048        5.08%     $249,511        4.40%
===================================================================================================================
Total non-interest & interest bearing
    liabilities                          $407,369                  $337,200                  $291,937

         The following table presents the maturities of the Company's time deposits over $100,000 and other time deposits at December 31, 2001:


                                            MATURITIES OF TIME DEPOSITS

                                             Time Deposits            Other Time
                                             over $100,000             Deposits             Total
---------------------------------------------------------------------------------------------------
Months to Maturity
   Within 3 months                                  $20,422               $18,376           $38,798
   After 3 through 6 months                          10,508                 7,787            18,295
   After 6 through 12 months                         28,293                15,813            44,106
                                            -------------------------------------------------------
    Within one year                                  59,223                41,976           101,199
   After 12 months                                    2,412                 9,045            11,457
                                            -------------------------------------------------------

        Total                                       $61,635               $51,021          $112,656
                                            =======================================================

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

CAPITAL

         Total stockholders' equity was $40.0 million at December 31, 2001, increasing $5.6 million or 16.3% from the previous year. The increase was the combination of earnings in the amount of $4.6 million and an increase in accumulated other comprehensive income of $1.0 million. The increase in accumulated other comprehensive income represents unrealized gains in the available for sale investment portfolio. The Company purchased 18,771 shares of treasury stock in 2000 at a cost of $507,000, which is shown as a reduction of stockholders' equity.

         The Company's average equity to average total assets was 8.32% in 2001 compared to 8.56% in 2000 and 9.83% in 1999. The decreases reflect the overall growth of the Company. Capital is considered to be adequate to meet present operating needs and anticipated future operating requirements. Management is not aware of any trends, events or uncertainties that are reasonably likely to have a material effect on the Company's capital resources or operations. The following table presents the return on equity and assets for the years 2001, 2000 and 1999.

                           RETURN ON EQUITY AND ASSETS

                                       2001              2000            1999
                                       ----              ----            ----
Return on average total assets         1.02%            1.08%            1.22%

Return on average equity              12.19%           12.58%           13.48%

Average equity to average
   assets ratio                        8.32%            8.56%            9.08%

         At December 31, 2001, the Company was well above the minimum capital ratios required under the regulatory risk-based capital guidelines. The following table presents the capital ratios for the Company and the Bank.

                               ANALYSIS OF CAPITAL

                                 Required                 Actual                  Excess
-----------------------------------------------------------------------------------------------------
                             Amount         %       Amount          %        Amount           %
-----------------------------------------------------------------------------------------------------
                                                     (Dollars in thousands)
Georgia Bank Financial Corporation
        12/31/01
Risk-based capital:
   Tier 1 capital                $15,328   4.00%       $38,506      10.05%       $23,178       6.05%
   Total capital                  30,655   8.00%        43,300      11.30%        12,645       3.30%
Tier 1 leverage ratio             19,217   4.00%        38,506       8.02%        19,289       4.02%
        12/31/00
Risk-based capital
   Tier 1 capital                $12,173   4.00%       $33,831      11.12%       $21,658       7.12%
   Total capital                  24,347   8.00%        37,639      12.37%        13,292       4.37%
Tier 1 leverage ratio             15,614   4.00%        33,831       8.67%        18,217       4.67%

Georgia Bank & Trust Company
        12/31/01
Risk-based capital:
  Tier 1 capital                 $15,260   4.00%       $36,757       9.63%       $21,497       5.63%
  Total capital                   30,520   8.00%        41,530      10.89%        11,010       2.89%
Tier 1 leverage ratio             19,151   4.00%        36,757       7.68%        17,606       3.68%
        12/31/00
Risk-based capital
  Tier 1 capital                 $12,095   4.00%       $32,041      10.60%       $19,946       6.60%
  Total capital                   24,190   8.00%        35,825      11.85%        11,635       3.85%
Tier 1 leverage ratio             15,545   4.00%        32,041       8.24%        16,496       4.25%

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. SFAS No. 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. As the Bank does not hold derivative instruments as defined by SFAS No. 133, the provisions of SFAS No. 133 did not have an impact on the financial statements upon adoption.

         In September 2000, SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, was issued. SFAS No. 140 is effective for all transfers and servicing of financial assets and extinguishments of liabilities after March 31, 2001. SFAS No. 140 is effective for recognition and reclassification of collateral and disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Due to the nature of its activities, the adoption of SFAS No. 140 did not have a material impact on the Bank's consolidated financial statements.

         In June 2001, the FASB issued SFAS No. 141, Business Combinations, which is effective for all business combinations initiated after June 30, 2001. SFAS No. 141 requires companies to account for all business combinations using the purchase method of accounting, recognize intangible assets if certain criteria are met, as well as provide additional disclosures regarding business combinations and allocation of purchase price. Since the Bank has not initiated any business combinations during 2001, this pronouncement has not impacted the Bank's consolidated financial statements.

         In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which eliminates amortization of goodwill and intangible assets that have indefinite useful lives and requires annual tests of impairments of those assets. SFAS No. 142 also provides specific guidance about how to determine and measure goodwill and intangible asset impairments, and requires additional disclosures of information about goodwill and other intangible assets. The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001 and applied to all goodwill and other intangible assets recognized in financial statements at the date of adoption. Due to the insignificance of the Bank's intangible assets at December 31, 2001, the adoption of SFAS No. 142 by the Bank is not expected to have a material effect on the Bank's consolidated results of operations, financial position, or cash flows.

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption is not expected to have a material effect on the Bank's consolidated results of operations, financial position, or cash flows.

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

                                  MARKET RISK

(Amounts in thousands)
                                             2002      2003      2004      2005      2006     Thereafter     Total        Value
                                           ---------  --------  --------  --------  -------   -----------  ----------  ------------
Rate Sensitive Assets:
Fixed interest rate loans                $  $79,870 $  28,895 $  15,467 $   6,874 $  2,950  $     22,625 $   156,681 $      156,487
Average interest rate                         8.03%     8.49%     8.49%     8.58%    8.13%         6.86%       8.01%

Variable interest rate loans                116,947    20,517    12,245     5,422    4,403        23,456     182,989        183,033
Average interest rate                         5.18%     5.45%     5.57%     5.81%    5.80%         5.84%       5.36%

Fixed interest rate securities               16,964    14,631    13,408     7,973    9,319        38,080     100,375        102,511
Average interest rate                         5.35%     5.90%     5.81%     6.73%    2.92%         6.15%       5.96%

Variable interest rate securities             2,633     1,760     1,177       787      526         3,795      10,678          8,658
Average interest rate                         5.44%     5.44%     5.44%     5.44%    5.44%         5.71%       5.54%

Variable federal funds sold                   1,149         0         0         0        0             0       1,149          1,149
Average interest rate                         1.96%     0.00%     0.00%     0.00%    0.00%         0.00%       1.96%

Fixed interest bearing deposits in
other banks                                     500         0         0         0        0             0         500            500
Average interest rate                         4.50%     0.00%     0.00%     0.00%    0.00%         0.00%       4.50%

Variable interest bearing deposits in
other banks                                      17         0         0         0        0             0          17             17
Average interest rate                         2.00%     0.00%     0.00%     0.00%    0.00%         0.00%       2.00%

Rate Sensitive Liabilities:
Noninterest bearing deposits                 19,048    10,300    10,306     4,599    4,594         7,955      56,802         56,802
Average interest rate                         0.00%     0.00%     0.00%     0.00%    0.00%         0.00%       0.00%

Money market accounts                        11,676     4,492     4,492     1,170    1,167           822      23,819         23,819
Average interest rate                         2.70%     2.70%     2.70%     2.70%    2.70%         2.70%       2.70%

Savings accounts                             42,575    23,047    23,060    10,291   10,279        17,800     127,052        127,052
Average interest rate                         2.57%     2.57%     2.57%     2.57%    2.57%         2.57%       2.57%

NOW accounts                                 20,250     9,393     9,393     3,217    3,217         3,349      48,819         48,819
Average interest rate                         0.96%     0.96%     0.96%     0.96%    0.96%         0.96%       0.96%

Fixed interest rate time deposits * $100M    41,976     5,566     1,016       937    1,316           210      51,021         51,525
Average interest rate                         4.87%     4.99%     5.17%     6.04%    4.91%         2.02%       4.90%

Fixed interest rate time deposits ** $100M   59,223     1,385       250       157      620             0      61,635         61,776
Average interest rate                         4.57%     5.11%     5.90%     7.50%    4.86%         0.00%       4.60%

Securities sold under repurchase
   agreements                                32,456         0         0         0        0         0        32,456           32,456
Average interest rate                         1.66%     0.00%     0.00%     0.00%    0.00%         0.00%       1.66%

Fixed interest rate borrowings                    0     5,000         0         0        0        30,000      35,000         35,351
Average interest rate                         0.00%     4.95%     0.00%     0.00%    0.00%         5.65%       5.55%

Variable interest rate borrowings             1,000         0         0         0        0             0       1,000          1,000
Average interest rate                         1.08%     0.00%     0.00%     0.00%    0.00%         0.00%       1.08%

*  represents less than
** represents greater than

ITEM 8.

                GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

                        Consolidated Financial Statements

                        December 31, 2001, 2000, and 1999

                   (With Independent Auditors' Report Thereon)

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

                               TABLE OF CONTENTS

                                                                      Page
Independent Auditors' Report                                                 47

Consolidated Balance Sheets                                                  48

Consolidated Statements of Income                                            50

Consolidated Statements of Stockholders' Equity
   and Comprehensive Income                                                  52

Consolidated Statements of Cash Flows                                        54

Notes to Consolidated Financial Statements                                   56

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Georgia Bank Financial Corporation:

We have audited the accompanying consolidated balance sheets of Georgia Bank Financial Corporation and subsidiary (the Bank) as of December 31, 2001 and 2000 and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Georgia Bank Financial Corporation and subsidiary as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

                                    KPMG LLP
Atlanta, Georgia
January 18, 2002

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                          Consolidated Balance Sheets

                          December 31, 2001 and 2000

                                  ASSETS                                             2001                2000
                                                                               ------------------  ------------------
Cash and due from banks (note 2)                                              $    13,844,022         $14,674,253
Federal funds sold                                                                  1,149,000          10,820,000
Interest bearing deposits in other banks                                              516,878             500,000
                                                                               ------------------  ------------------
                   Cash and cash equivalents                                       15,509,900          25,994,253
                                                                               ------------------  ------------------
Investment securities (note 3):
    Available-for-sale                                                            103,599,535          73,660,371
    Held-to-maturity, at cost (fair values of $7,569,719
       and $8,662,286 at December 31, 2001 and 2000,
       respectively)                                                                7,453,215           8,613,741

Loans (note 4)                                                                    339,669,857         283,573,028
    Less allowance for loan losses                                                  5,109,447           4,142,841
                                                                               ------------------  ------------------

                   Loans, net                                                     334,560,410         279,430,187
                                                                               ------------------  ------------------

Premises and equipment, net (note 5)                                               12,418,033          10,710,745
Accrued interest receivable                                                         3,330,411           3,537,384
Intangible assets, net (note 6)                                                       246,635             369,721
Other assets                                                                        4,425,732           3,474,611

                                                                               ------------------  ------------------

                                                                              $   481,543,871         405,791,013
                                                                               ==================  ==================

See accompanying notes to consolidated financial statements.

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                      2001                2000
                                                                               ------------------  ------------------
Deposits:
    Noninterest bearing                                                       $    56,802,063          50,138,476
    Interest-bearing:
       NOW accounts                                                                48,819,392          40,319,547
       Savings                                                                    127,052,190          96,880,744
       Money management accounts                                                   23,819,452          15,246,131
       Time deposits over $100,000                                                 61,635,262          54,325,411
       Other time deposits                                                         51,020,238          54,017,455
                                                                               ------------------  ------------------

                                                                                  369,148,597         310,927,764

Securities sold under repurchase agreements (note 8)                               32,456,383          32,095,552
Advances from Federal Home Loan Bank (note 8)                                      35,000,000          24,000,000
Other borrowed funds (note 8)                                                       1,000,000             950,000
Accrued interest and other liabilities                                              3,940,297           3,434,153
                                                                               ------------------  ------------------

                   Total liabilities                                              441,545,277         371,407,469
                                                                               ------------------  ------------------

Stockholders' equity (notes 11, 13 and 15):
    Common stock, $3.00 par value; 10,000,000 shares authorized; issued
       2,404,051 and 2,093,152 shares issued in 2001 and 2002, respectively,
       2,385,280 and 2,074,381 shares outstanding
       in 2001 and 2000, respectively                                               7,212,153           6,279,456
    Additional paid-in capital                                                     30,586,925          21,259,955
    Retained earnings                                                               1,461,309           7,168,491
    Treasury stock, at cost: 18,771 shares                                           (507,360)           (507,360)
    Accumulated other comprehensive income (loss)                                   1,245,567             183,002
                                                                               ------------------  ------------------

                   Total stockholders' equity                                      39,998,594          34,383,544

Commitments (note 7)

                                                                              $   481,543,871         405,791,013
                                                                               ==================  ==================

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                       Consolidated Statements of Income

                 Years ended December 31, 2001, 2000, and 1999

                                                                     2001               2000              1999
                                                                ----------------  -----------------  ----------------
Interest income:
    Loans, including fees                                     $   26,341,470        24,449,106        20,005,516
    Investment securities:
       Taxable                                                     5,324,731         4,523,260         3,564,183
       Tax-exempt                                                    415,160           338,585           205,987
    Federal funds sold                                               453,551           519,522           390,982
    Interest-bearing deposits in other banks                          26,388            32,286             -
                                                                ----------------  -----------------  ----------------

                  Total interest income                           32,561,300        29,862,759        24,166,668
                                                                ----------------  -----------------  ----------------
Interest expense:

    Deposits (including interest on time deposits over
       $100,000 of $3,513,577, $2,970,112, and
       $2,077,806 in 2001, 2000, and 1999,
       respectively)                                              12,736,646        12,677,348         9,979,773
    Federal funds purchased and securities sold
       under repurchase agreements                                   726,439           868,367           362,671
    Other borrowings                                               1,785,867         1,123,923           638,705
                                                                ----------------  -----------------  ----------------
                  Total interest expense                          15,248,952        14,669,638        10,981,149
                                                                ----------------  -----------------  ----------------
                  Net interest income                             17,312,348        15,193,121        13,185,519

Provision for loan losses (note 4)                                 1,824,650         1,063,000         1,314,000
                                                                ----------------  -----------------  ----------------
                  Net interest income after provision
                    for loan losses                               15,487,698        14,130,121        11,871,519
                                                                ----------------  -----------------  ----------------
Noninterest income:
    Service charges and fees on deposits                           2,988,622         2,437,064         2,248,906
    Gain on sale of loans                                          3,949,316         1,063,505           689,081
    Investment securities (losses) gains, net (note 3)                68,608           (41,587)        1,512,759
    Retail Investment Income                                         206,454           249,652           219,392
    Trust Service Fees                                               133,064            17,596              -
    Miscellaneous income                                             482,516           472,297           477,836
                                                                ----------------  -----------------  ----------------
                  Total noninterest income                         7,828,580         4,198,527         5,147,974
                                                                ----------------  -----------------  ----------------
Noninterest expense:
    Salaries                                                       8,057,879         5,668,567         4,604,148
    Employee benefits                                              2,207,595         1,642,905         1,444,933
    Occupancy expenses                                             2,082,547         1,811,970         1,734,758
    Other operating expenses (note 15)                             4,305,757         3,298,910         3,442,095
                                                                ----------------  -----------------  ----------------
                  Total noninterest expense                       16,653,778        12,422,352        11,225,934
                                                                ----------------  -----------------  ----------------
                  Income before income taxes                       6,662,500         5,906,296         5,793,559

Income tax expense (note 10)                                       2,101,496         1,904,000         1,824,051
                                                                ----------------  -----------------  ----------------

                  Net income                                  $    4,561,004         4,002,296         3,969,508
                                                                ================  =================  ================

              GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

                      Consolidated Statements of Income

                Years ended December 31, 2001, 2000, and 1999

Basic net income per share                        $      1.91               1.67              1.66
                                                    ================  =================  ================

Diluted net income per share                      $      1.91               1.67              1.66
                                                    ================  =================  ================

Weighted average common shares outstanding             2,385,280         2,397,327         2,397,327
                                                    ================  =================  ================

Weighted average number of common and
   common equivalent shares outstanding               2,389,149          2,398,260         2,397,327
                                                    ================  =================  ================

See accompanying notes to consolidated financial statements.

               GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

   Consolidated Statements of Stockholders' Equity and Comprehensive Income

                 Years ended December 31, 2001, 2000, and 1999

                                                            Common stock
                                                         --------------------  Additional
                                         Comprehensive    Number                paid-in     Retained
                                            income       of shares   Amount     capital     earnings
                                         -------------- ---------  ---------- ----------  -----------
Balance, December 31, 1998                              1,820,368 $ 5,461,104 14,440,355   6,834,639

Stock dividend declared - 15%                             272,784     818,352  6,819,600  (7,637,952)
Comprehensive income:
       Net income                      $   3,969,508        --          --        --       3,969,508

       Other comprehensive income -
        unrealized gain on investment
        securities available for sale,
        net of income tax effect of
        $1,498,620 (see below)            (2,779,849)       --          --        --          --
                                         --------------
                   Total comprehensive
                   income              $   1,189,659
                                         ============== ---------  ---------- ----------  -----------

Balance, December 31, 1999                              2,093,152   6,279,456 21,259,955   3,166,195
Comprehensive income:

       Net income                      $   4,002,296        --          --        --       4,002,296
       Other comprehensive loss -
        unrealized gain on investment
          securities available for
          sale, net of income tax
          effect of $552,178 (see below)   1,071,877        --          --        --            --
                                         --------------
                   Total comprehensive
                   income              $   5,074,173
                                         ==============

Purchase of  Treasury Stock                                 --          --        --            --
                                                        ---------  ---------- ----------  -----------

Balance, December 31, 2000                              2,093,152   6,279,456 21,259,955   7,168,491

Comprehensive income:
       Net income                      $   4,561,004        --          --        --       4,561,004

       Other comprehensive income -
        unrealized gain on investment
        securities available for sale,
        net of income tax effect of
        $541,274 (see below)               1,062,565        --          --        --          --
                                         --------------

                   Total comprehensive
                   income              $   5,623,569
                                         ==============

Stock dividend declared - 15%                             310,899      32,697    326,970 (10,259,667)

Cash paid for fractional shares                             --         --         --          (8,519)
                                                        ---------  ---------- ----------  -----------

Balance, December 31, 2001                              2,404,051 $ 7,212,153 30,586,925   1,461,309
                                                        =========  ========== ==========  ===========

                                                   Accumulated
                                                      other          Total
                                       Treasury   comprehensive   stockholders'
                                         stock    income (loss)      equity
                                       ---------- --------------- -------------
Balance, December 31, 1998                --           1,809,974    28,627,072
Stock dividend declared - 15%             --              --            --
Comprehensive income:
       Net income                         --              --         3,969,508

       Other comprehensive income -
        unrealized gain on investment
        securities available for sale,
        net of income tax effect of
        $1,498,620 (see below)            --          (2,779,849)   (2,779,849)

                   Total comprehensive
                   income
                                       ---------- --------------- -------------

Balance, December 31, 1999                --            (888,875)   29,816,731
Comprehensive income:

       Net income                         --              --         4,002,296
       Other comprehensive loss -
        unrealized
         gain on investment
         securities available for
         sale, net of income tax
         effect of $552,178 (see below)   --           1,071,877       1,071,877

                   Total comprehensive
                   income
                                                          --            (507,360)
Purchase of  Treasury Stock            (507,360)
                                       ---------- --------------- --------------

Balance, December 31, 2000             (507,360)         183,002      34,383,544

Comprehensive income:
       Net income                         --              --           4,561,004

       Other comprehensive income -
        unrealized gain on investment
        securities available for sale,
        net of income tax effect of
        $541,274 (see below)              --           1,062,565       1,062,565

                   Total comprehensive
                   income
Stock dividend declared - 15%             --              --               --

Cash paid for fractional shares           --              --            (  8,519)
                                       ---------- --------------- --------------

Balance, December 31, 2001             (507,360)       1,245,567      39,998,594
                                       ========== =============== ==============

                GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
    Consolidated Statements of Stockholders' Equity and Comprehensive Income

                  Years ended December 31, 2001, 2000, and 1999

                                                                                    2001             2000            1999
                                                                               ---------------- ---------------- -------------
Disclosure of reclassification amount:
   Unrealized holding gains (losses) arising during period, net of taxes
                                                                             $   1,107,846        1,044,430      (1,635,741)
   Less: Reclassification adjustment for gains (losses) included in net
     income, net of taxes                                                           45,281          (27,447)      1,144,108
                                                                               ---------------- ---------------- -------------

               Net unrealized gains (losses) in securities                   $   1,062,565        1,071,877      (2,779,849)
                                                                               ================ ================ =============

See accompanying notes to consolidated financial statements

                GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                     Consolidated Statements of Cash Flows

                 Years ended December 31, 2001, 2000, and 1999

                                                                          2001              2000              1999
                                                                     ---------------- ----------------- -----------------
Cash flows from operating activities:
    Net income                                                    $     4,561,004        4,002,296         3,969,508
    Adjustments to reconcile net income to net
      cash provided by operating activities
         Depreciation and amortization                                  1,245,835        1,140,369         1,131,931
         Deferred income tax benefit                                     (428,192)        (259,366)         (336,526)
         Provision for loan losses                                      1,824,650        1,063,000         1,314,000
         Net investment securities (gains) losses                         (68,608)          41,587        (1,512,759)
         Charitable contribution of investment securities                      --               --           480,000
         Net amortization (accretion)of premium/discount
           on investment securities                                         8,528          (50,661)           62,815
         Loss/(gain) on disposal of premises and equipment                 69,817          (16,732)           (1,020)
         Loss/(gain) loss on the sale of other real estate                  8,042          (17,570)          (20,478)
         Gain on sale of loans                                         (3,949,316)      (1,063,505)         (689,081)
         Real estate loans originated for sale                        (208,613,336)    (51,560,617)      (31,265,283)
         Proceeds from sales of real estate loans                      205,338,175      51,331,790        32,977,189
         Decrease (increase) in accrued interest receivable               206,973         (744,406)         (681,045)
         Decrease (increase) in other assets                               10,387         (739,751)        2,180,914
         Increase  (decrease) in accrued interest and other
            liabilities                                                   506,144        1,601,908          (852,720)
                                                                     ---------------- ----------------- -----------------
                 Net cash provided by operating activities                720,103        4,728,342         6,757,445
                                                                     ---------------- ----------------- -----------------

Cash flows from investing activities:
    Proceeds from sales of available for sale securities                8,991,600        5,914,311        17,008,206
    Proceeds from maturities of available for sale securities          33,425,337        5,797,962        (1,232,851)
    Proceeds from maturities of held to maturity securities             1,151,808          523,022           315,519
    Purchase of held to maturity securities                                --           (1,864,517)       (3,424,943)
    Purchase of available for sale securities                         (70,132,464)     (23,353,969)      (34,334,482)
    Purchase of FHLB stock                                               (550,000)        (321,600)            --
    Redemption of FHLB stock                                               --               --               211,200
    Net increase in loans                                             (49,876,632)     (43,841,211)      (32,072,964)
    Purchase of Company-owned life insurance                           (1,155,000)        (878,292)            --
    Purchases of premises and equipment                                (2,933,835)      (2,045,163)         (493,043)
    Proceeds from sale of other real estate                               218,604           34,512           552,125
    Proceeds from sale of premises and equipment                           33,981          815,026            29,482
                                                                     ---------------- ----------------- -----------------
                 Net cash used in investing activities                (80,827,601)     (59,219,919)      (39,534,739)
                                                                     ---------------- ----------------- -----------------

Cash flows from financing activities:
    Net increase in noninterest-bearing deposits                        6,663,587        6,967,290         2,452,467
    Net increase (decrease) in NOW accounts                             8,499,845        5,659,642        (1,232,851)

    Net increase in savings accounts                                   30,171,446        2,870,336        13,468,592
    Net increase (decrease) in money management accounts                8,573,321          571,414          (872,104)
    Net increase in time deposits over $100,000                         7,309,851        8,871,356        11,224,523
    Net (decrease) increase  in other time deposits                    (2,997,217)       2,866,981         6,574,632
    Net increase in federal funds purchased
      and securities sold under repurchase agreements                     360,831       20,764,164         8,617,131
    Proceeds from other borrowed funds                                     50,000           --               100,000
    Advances from Federal Home Loan Bank                               11,000,000       29,000,000        21,000,000
    Payments of Federal Home Loan Bank advances                            --          (20,000,000)      (15,000,000)
    Principal payments on other borrowed funds                             --              (50,000)          --
    Purchase of  treasury  stock                                         (507,360)        (507,360)          --
    Cash paid for fractional shares                                        (8,519)          --               --
                                                                     ----------------------------------------------------
                 Net cash provided by financing activities             69,623,145       57,013,823        46,332,390
                                                                     ---------------- ----------------- -----------------

                 Net (decrease) increase  in cash and cash
                   equivalents                                    $   (10,484,353)       2,522,246        13,555,096

Cash and cash equivalents at beginning of year                         25,994,253       23,472,007         9,916,911
                                                                     ---------------- ----------------- -----------------

Cash and cash equivalents at end of year                          $    15,509,900       25,994,253        23,472,007
                                                                     ================ ================= =================

Supplemental disclosures of cash paid during the year for:

      Interest                                                    $    15,575,863       14,262,422        10,960,966
                                                                     ================ ================= =================

      Income taxes                                                $     2,381,406        1,918,100         2,134,413
                                                                     ================ ================= =================

Supplemental information on noncash
  Investing activities:
      Loans transferred to other real estate
         loans from the Bank                                      $       146,236           80,410          548,589
                                                                     ================ ================= =================
      Other investments converted to investment
         securities available for sale                            $        --               --              150,000
                                                                     ================ ================= =================

See accompanying notes to consolidated financial statements.

              GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      DECEMBER 31, 2001, 2000 AND 1999

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Georgia Bank Financial Corporation (the Company) and subsidiary (collectively the Bank) offer a wide range of lending services, including real estate, commercial, and consumer loans to individuals and small to medium-sized businesses and professionals that are located in, or conduct a substantial portion of their business in, the Richmond and Columbia County areas of Georgia. The Bank is subject to competition from other financial institutions and is also subject to the regulations of certain Federal and state agencies and undergoes periodic examinations by those regulatory authorities.

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

              A substantial portion of the Bank's loans are secured by real estate in Augusta, Georgia and the surrounding area. Accordingly, the ultimate collectibility of a substantial portion of the Bank's loan portfolio is susceptible to changes in real estate market conditions in the Augusta, Georgia and surrounding area.

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

              The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Subsequent recoveries are added to the allowance. The allowance is an amount that management believes will be adequate to absorb losses on existing loans that become uncollectible, based on evaluations of the collectibility of loans. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, historical loss rates, overall portfolio quality, review of specific problem loans, and current economic conditions and trends that may affect a borrower's ability to pay. The allowance is evaluated on a regular basis utilizing estimated loss factors for specific types of loans. Such loss factors are periodically reviewed and adjusted as necessary based on actual losses.

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

              On July 18, 2001, the Company's Board of Directors approved a 15% stock dividend payable on August 10, 2001 to shareholders of record on August 31, 2001. All weighted average share and per share information in the accompanying financial statements has been restated to reflect the effect of the additional shares outstanding from the stock dividend.

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

       (m)    Recent Accounting Pronouncements

              In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. SFAS No. 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. As the Bank does not hold derivative instruments as defined by SFAS No. 133, the provisions of SFAS No. 133 did not have an impact on the financial statements upon adoption.

              In September 2000, SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, was issued. SFAS No. 140 is effective for all transfers and servicing of financial assets and extinguishments of liabilities after March 31, 2001. SFAS No. 140 is effective for recognition and reclassification of collateral and disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Due to the nature of its activities, the adoption of SFAS No. 140 did not have a material impact on the Bank's consolidated financial statements.

              In June 2001, the FASB issued SFAS No. 141, Business Combinations (SFAS No. 141), which is effective for all business combinations initiated after June 30, 2001. SFAS No. 141 requires companies to account for all business combinations using the purchase method of accounting, recognize intangible assets if certain criteria are met, as well as provide additional disclosures regarding business combinations and allocation of purchase price. Since the Bank has not initiated any business combinations during 2001, this pronouncement has not impacted the Bank's consolidated financial statements.

              In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which eliminates amortization of goodwill and intangible assets that have indefinite useful lives and requires annual tests of impairments of those assets. SFAS No. 142 also provides specific guidance about how to determine and measure goodwill and intangible asset impairments, and requires additional disclosures of information about goodwill and other intangible assets. The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001 and applied to all goodwill and other intangible assets recognized in financial statements at the date of adoption. Due to the insignificance of the Bank's intangible assets at December 31, 2001, the adoption of SFAS No. 142 by the Bank is not expected to have a material effect on the Bank's consolidated results of operations, financial position, or cash flows.

              In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption is not expected to have a material effect on the Bank's consolidated results of operations, financial position, or cash flows.

       (n)    Reclassifications

              Certain amounts in the 2000 and 1999 financial statements have been reclassified to conform with the 2001 presentation.

(2)    CASH AND DUE FROM BANKS

       The subsidiary bank is required by the Federal Reserve Bank to maintain average daily cash balances. These required balances were $3,791,000 and $3,197,000 at December 31, 2001 and 2000, respectively.

(3)    INVESTMENT SECURITIES

       A summary of investment securities as of December 31, 2001 and 2000 is as follows:

                                                                           2001
                                    ----------------------------------------------------------------------------------
                                        Amortized              Gross           Gross unrealized         Estimated
                                          cost            unrealized gains          losses             fair value
                                    ------------------    -----------------    ------------------   ------------------
Held to maturity:
    Obligations of states and
      political subdivisions     $         7,453,215               147,802              (31,298)           7,569,719
                                    ------------------    -----------------    ------------------   ------------------
                                 $         7,453,215               147,802              (31,298)           7,569,719
                                    ==================    =================    ==================   ==================
Available for sale:
    Obligations of U.S.
      Government agencies        $        37,651,284               817,442              (34,648)          38,434,078
    Obligations of states and
      political subdivisions               3,175,416                66,466              (14,182)           3,227,700
    Mortgage-backed securities            40,639,249               677,611              (81,203)          41,235,657
    Corporate bonds                       16,290,248               512,601              (85,470)          16,717,379
    Equity securities                      3,984,721                    --                   --            3,984,721
                                    ------------------    -----------------    ------------------   ------------------
                                 $       101,740,918             2,074,120             (215,503)         103,599,535
                                    ==================    =================    ==================   ==================

                                                                           2000
                                    ----------------------------------------------------------------------------------
                                        Amortized              Gross           Gross unrealized         Estimated
                                          cost            unrealized gains          losses             fair value
                                    ------------------    -----------------    ------------------   ------------------
Held to maturity:
    Obligations of states and
      political subdivisions     $         8,423,671               110,822              (61,704)           8,472,789
    Mortgage-backed securities               190,070                    --                 (573)             189,497
                                    ------------------    -----------------    ------------------   ------------------
                                 $         8,613,741               110,822              (62,277)           8,662,286
                                    ==================    =================    ==================   ==================
Available for sale:
    Obligations of U.S.
      Government agencies        $        32,929,379               182,608             (133,042)          32,978,945
    U.S. Treasury notes                    2,071,625                31,020                  (23)           2,102,622
    Mortgage-backed securities            30,300,695               236,784             (145,552)          30,391,927
    Corporate bonds                        6,139,659                89,218                 (228)           6,228,649
    Equity securities                      1,964,235                    --               (6,007)           1,958,228
                                    ------------------    -----------------    ------------------   ------------------
                                 $        73,405,593               539,630             (284,852)          73,660,371
                                    ==================    =================    ==================   ==================

       The amortized cost and estimated fair value of securities held to maturity and available for sale, other than equity securities, as of December 31, 2001, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                               Securities                                   Securities
                                           held to maturity                            available for sale
                             ------------------------------------------   ------------------------------------------
                                     Amortized              Estimated              Amortized             Estimated
                                       cost                fair value               cost                fair value
                              -------------------    -------------------   --------------------   -------------------
One year or less           $         1,306,161              1,320,880             3,505,937              3,581,734
After one year through
    five years                       2,374,014              2,431,140            24,434,241             25,103,229
After five years through
    ten years                        1,238,085              1,264,832            26,025,399             26,529,765
After ten years                      2,534,955              2,552,867             4,401,371              4,414,429
                              -------------------    -------------------   --------------------   -------------------
                                     7,453,215              7,569,719            58,366,948             59,629,157
Mortgage-backed
   securities                              --                     --             40,639,249             41,235,657
                              -------------------    -------------------   --------------------   -------------------
                           $         7,453,215              7,569,719            99,006,197            100,864,814
                              ===================    ===================   ====================   ===================

       Proceeds from sales of investment securities during 2001, 2000, and 1999 were $8,991,600, $5,914,311, and $17,008,206, respectively. Gross realized gains of $89,425 and $1,385,200 were realized on those sales in 2001 and 1999, respectively, and gross realized losses of $20,817, $41,587, and $300,931 were realized on those sales in 2001, 2000, and 1999, respectively. In addition, during 1999 the Bank contributed investment securities with a fair value of $480,000 to a charitable organization and recognized a gain of $428,490 relating to such investment securities.

       Investment securities with a carrying amount of approximately $75,135,000 and $78,409,000 at December 31, 2001 and 2000, respectively, were pledged to secure public and trust deposits, and for other purposes required by law.

(4)    LOANS

       Loans at December 31, 2001 and 2000 are summarized as follows:

                                                                                  2001                   2000
                                                                           --------------------   --------------------
Commercial, financial, and agricultural                                 $        49,549,945             49,672,553
Real estate - construction/development                                           67,497,286             39,136,368
Other loans secured by real estate:
    Single-family                                                                63,913,659             62,431,899
    Commercial                                                                  103,515,795             84,588,068
Real estate loans originated for sale                                             9,185,059              1,960,582
Consumer installment                                                             46,008,113             45,783,558
                                                                           --------------------   --------------------
                                                                                339,669,857            283,573,028
Less allowance for loan losses                                                    5,109,447              4,142,841
                                                                           --------------------   --------------------
                                                                        $       334,560,410            279,430,187
                                                                           ====================   ====================

       As of December 31, 2001 and 2000, the Bank had nonaccrual loans aggregating $1,952,622 and $1,950,390, respectively. Interest that would have been recorded on nonaccrual loans had they been in accruing status was approximately $101,000 in 2001, $38,000 in 2000, and $27,000 in 1999.

       At December 31, 2001 and 2000, the Bank had impaired loans with an outstanding balance of $609,000 and $1,084,000, respectively, with a related valuation allowance of $209,000 at December 31, 2001 and 2000. The average balance of impaired loans was approximately $847,000, $903,000, and $1,836,000 for the years ended December 31, 2001, 2000, and
       1999, respectively. The interest recognized on such loans in 2001, 2000, and 1999 was immaterial.

       The following is a summary of the activity in the allowance for loan losses for the years ended December 31, 2001, 2000, and 1999:

                                                            2001                  2000                   1999
                                                     -------------------   --------------------   --------------------
Balance, beginning of year                        $         4,142,841             3,591,613              2,714,638
Provision for loan losses                                   1,824,650             1,063,000              1,314,000
Charge-offs                                                (1,069,925)             (622,328)              (548,729)
Recoveries                                                    211,881               110,556                111,704
                                                     -------------------   --------------------   --------------------
Balance, end of year                              $         5,109,447             4,142,841              3,591,613
                                                     ===================   ====================   ====================

       In the ordinary course of business, the Bank has direct and indirect loans outstanding to certain executive officers, directors, and principal holders of equity securities (including their associates). Management believes such loans are made substantially on the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other customers, and did not involve more than the normal risk of collectibility or present other unfavorable features.

       The following is a summary of the activity in loans outstanding to officers, directors, and their associates for the year ended December 31, 2001:

Balance at beginning of year                          $         6,455,929
New loans                                                      18,293,584
Principal repayments                                          (11,479,929)
                                                         -------------------
Balance at end of year                                $        13,269,584
                                                         ===================

       The Bank is also committed to extend credit to certain directors and executives of the Bank, including companies in which they are principal owners, through personal lines of credit, letters of credit and other loan commitments. As of December 31, 2001, available balances on these commitments to these persons aggregated approximately $3,846,000.

(5)    PREMISES AND EQUIPMENT

       Premises and equipment at December 31, 2001 and 2000 are summarized as follows:

                                              2001                  2000
                                        -------------------    ----------------
Land                                 $        2,278,905              2,236,522
Buildings                                     9,014,411              8,455,646
Furniture and equipment                       6,473,034              5,403,729
                                        -------------------    ----------------
                                             17,766,350             16,095,897
Less accumulated depreciation                 5,348,317              5,385,152
                                        -------------------    ----------------
                                     $       12,418,033             10,710,745
                                        ===================    ================

       Depreciation expense amounted to $1,122,749, $1,017,284, and $1,008,846 in 2001, 2000, and 1999, respectively.

(6)    INTANGIBLE ASSETS

       Intangible assets, net of accumulated amortization, at December 31, 2001 and 2000 are summarized as follows:

                                           2001                   2000
                                    --------------------    -----------------
Core deposit premium             $           106,752                 213,504
Goodwill                                     139,883                 156,217
                                    --------------------    -----------------
                                 $           246,635                 369,721
                                    ====================    =================

       Amortization expense amounted to $123,086 in 2001 and $123,085 in 2000 and 1999.

(7)    COMMITMENTS

       The Bank is committed under various operating leases for office space and equipment. At December 31, 2001, minimum future lease payments under noncancelable real property and equipment operating leases are as follows:

2002                                              $           135,152
2003                                                          111,523
2004                                                           89,986
2005                                                           19,503
2006                                                            1,960
                                                     -------------------
                                                  $           358,124
                                                     ===================

       Rent expense for all building, equipment and furniture rentals totaled $210,801, $196,940, and $182,329 for the years ended December 31, 2001,
       2000, and 1999, respectively.

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

       Unfunded commitments to extend credit where contract amounts represent potential credit risk totaled $69,645,000 and $55,292,000 at December 31, 2001 and 2000, respectively. These commitments are primarily at variable interest rates.

       Lines of credit are legally binding contracts to lend to a customer, as long as there is no violation of any condition established in the contract. These commitments have fixed termination dates and generally require payment of a fee. As commitments often expire prior to being drawn, the amounts above do not necessarily represent the future cash requirements of the commitments. Credit worthiness is evaluated on a case by case basis, and if necessary, collateral is obtained to support the commitment.

(8)    DEPOSITS

       At December 31, 2001, scheduled maturities of certificates of deposit are as follows:

Years ending December 31:
    2002                                                     $       101,198,214
    2003                                                               6,951,042
    2004                                                               1,266,167
    2005                                                               1,094,190
    2006                                                               1,935,473
    Thereafter                                                           210,414
                                                                ----------------
              Total                                          $       112,655,500
                                                                ================

(9)    BORROWINGS

       The securities sold under repurchase agreements at December 31, 2001 are collateralized by obligations of the U.S. Government or its corporations and agencies, state and municipal securities, or mortgage-backed securities, which are held by independent trustees. Under such agreements, the Bank agrees to repurchase identical securities as those sold. The following summarizes pertinent data related to the securities sold under the agreements to repurchase as of and for the years ended December 31, 2001, 2000, and 1999.

                                                            2001                  2000                   1999
                                                     -------------------   --------------------   --------------------
Weighted average borrowing rate at year-end                   1.66%                 4.42                   3.08
                                                     ===================   ====================   ====================
Average daily balance during the year             $        26,916,000            18,967,000             11,504,000

Maximum month-end balance during the year         $        35,527,000            32,096,000             18,362,000

       At December 31, 2001, the Bank had securities sold under agreements to repurchase with one counterparty aggregating approximately $32,456,000.

       The Bank has an available line of credit from the Federal Home Loan Bank of Atlanta (FHLB) in an amount not to exceed 10% of total assets. The line of credit is reviewed annually by the FHLB. The following fixed-rate advances were outstanding under this line at December 31, 2001 and 2000.

                                           2001                   2000
                                     -------------------   --------------------
Due May 19, 2003, 4.95%           $        5,000,000                     --
Due March 22, 2010, 6.18%                  7,000,000              7,000,000
Due March 30, 2010, 6.02%                  5,000,000              5,000,000
Due September 29, 2010, 5.82%              5,000,000              5,000,000
Due October 18, 2010, 5.46%                7,000,000              7,000,000
Due May 2, 2011, 4.80%                     6,000,000                     --
                                     -------------------   --------------------
                                  $       35,000,000             24,000,000
                                     ===================   ====================
Weighted average rate                           5.55%                  5.86%
                                     ===================   ====================

       The FHLB has the option to convert the fixed-rate advances to three-month, LIBOR-based floating-rate advances at various dates throughout the terms of the advances.

       At December 31, 2001 and 2000, the Bank has pledged, under a blanket floating lien, first mortgage loans with unpaid balances which, when discounted at 75% of such unpaid principal balances, equals or exceeds the advances outstanding.

       Other borrowed funds at December 31, 2001 and 2000 consist of a treasury, tax, and loan account with the Federal Reserve Bank of $1,000,000 and $950,000, respectively.

(10)   INCOME TAXES

       Income tax expense (benefit) for the years ended December 31, 2001, 2000, and 1999 consists of the following:

                                                            2001                  2000                   1999
                                                     -------------------   --------------------   --------------------
Current tax expense:
    Federal                                       $         2,314,823             2,019,704              1,991,039
    State                                                     214,865               143,662                169,538
                                                     -------------------   --------------------   --------------------
              Total current                                 2,529,688             2,163,366              2,160,577
                                                     -------------------   --------------------   --------------------

Deferred tax benefit:
    Federal                                                  (364,064)             (220,584)              (282,996)
    State                                                     (64,128)              (38,782)               (53,530)
                                                     -------------------   --------------------   --------------------

              Total deferred                                 (428,192)             (259,366)              (336,526)
                                                     -------------------   --------------------   --------------------
              Total income tax expense            $         2,101,496             1,904,000              1,824,051
                                                     ===================   ====================   ====================

Income tax expense differed from the amount computed by applying the statutory Federal corporate tax rate of 34% to income before income taxes as follows:

                                                                        Years ended December 31,
                                                     ----------------------------------------------------------------
                                                            2001                  2000                   1999
                                                     -------------------   -------------------    -------------------
Computed "expected" tax expense                   $         2,265,250             2,008,141              1,969,810
Increase (decrease) resulting from:
    Tax-exempt interest income                               (277,385)             (224,127)              (136,773)
    Nondeductible interest expense                             38,443                17,431                 20,292
    State income tax, net of Federal tax effect                99,486                69,221                 76,565
    Earnings on cash surrender value of life
      insurance                                               (48,505)                   --                     --
    Charitable contribution of appreciated
      investment                                                   --                    --               (145,687)
    Meals, entertainment, and club dues                        28,449                21,589                 16,760
    Other, net                                                 (4,242)               11,745                 23,084
                                                     -------------------   -------------------    -------------------
                                                  $         2,101,496             1,904,000              1,824,051
                                                     ===================   ===================    ===================

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 are presented below:

                                                                                  2001                   2000
                                                                           --------------------   --------------------
Deferred tax assets:
    Allowance for loan losses                                           $         1,595,162              1,485,337
    Deferred compensation                                                           252,880                114,258
    Other                                                                            74,515                 23,864
    Depreciation                                                                     52,501                     --
                                                                           --------------------   --------------------
              Total deferred tax assets                                           1,975,058              1,623,459
                                                                           --------------------   --------------------
Deferred tax liabilities:
    Depreciation                                                                         --                (76,593)
    Unrealized gain on investment securities available for sale                    (613,050)               (71,776)
                                                                           --------------------   --------------------
              Total deferred tax liabilities                                       (613,050)              (148,369)
                                                                           --------------------   --------------------
              Net deferred tax asset                                    $         1,362,008              1,475,090
                                                                           ====================   ====================

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

(11)   RELATED PARTIES

       Deposits include accounts with certain directors and executives of the Bank, including companies in which they are principal owners. As of December 31, 2001, these deposits totaled approximately $7,356,769.

       During the years ended December 31, 2001, 2000, and 1999, the Bank paid approximately $12,000, $15,000, and $13,000, respectively, in legal fees in the normal course of business to a law firm in which a director is a member.

(12)   REGULATORY CAPITAL REQUIREMENTS

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

       Quantitative measures established by regulation to ensure capital adequacy, require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001, that the Bank meets all capital adequacy requirements to which it is subject.

       As of December 31, 2001, the most recent notification from the Federal Reserve Bank of Atlanta categorized the bank subsidiary as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the bank subsidiary must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. Management is not aware of the existence of any conditions or events occurring subsequent to December 31, 2001 which would affect the bank subsidiary's well capitalized classification.

       Actual capital amounts and ratios for the Bank are presented in the table below as of December 31, 2001 and 2000, on a consolidated basis and for the bank subsidiary individually (dollars in thousands):

                                                                                                    To be well
                                                                                                 capitalized under
                                                                             For Capital         prompt corrective
                                                         Actual           adequacy purposes      action provisions
--------------------------------------------------------------------------------------------------------------------
                                                     Amount    Ratio      Amount       Ratio       Amount      Ratio
--------------------------------------------------------------------------------------------------------------------
Georgia Bank Financial Corporation
   and subsidiary consolidated:
       As of December 31, 2001:
           Total Capital (to risk-
               weighted assets)                     $43,300    11.30%      $30,655      8.00%          N/A      N/A
           Tier 1 capital - risk-based
               (to risk-weighted assets)             38,506    10.05%      $15,328      4.00%          N/A      N/A
           Tier 1 Capital - leverage (to
                average assets)                      38,506     8.02%       19,217      4.00%          N/A      N/A

 As of December 31, 2000:
     Total Capital (to risk-
         weighted assets)                      $37,639   12.37%      $24,347      8.00%          N/A      N/A
     Tier 1 capital - risk-based
         (to risk-weighted assets)              33,831   11.12%       12,173      4.00%          N/A      N/A
     Tier 1 Capital - leverage (to
          average assets)                       33,831    8.67%       15,614      4.00%          N/A      N/A

 As of December 31, 2001:
     Total Capital (to risk-
         weighted assets)                      $41,530   10.89%      $30,520      8.00%      $38,510   10.00%
     Tier 1 capital - risk-based
         (to risk-weighted assets)              36,757    9.63%       15,260      4.00%       22,890    6.00%
     Tier 1 Capital - leverage (to
          average assets)                       36,757    7.68%       19,151      4.00%       23,938    5.00%

 As of December 31, 2000:
     Total Capital (to risk-
         weighted assets)                      $35,825   11.85%      $24,190      8.00%      $30,237   10.00%
     Tier 1 capital - risk-based
         (to risk-weighted assets)              32,041   10.61%       12,095      4.00%       18,142    6.00%
     Tier 1 Capital - leverage (to
          average assets)                       32,041    8.25%       15,535      4.00%       19,431    5.00%

(13)   EMPLOYEE BENEFIT PLANS

       The Bank has an employee savings plan (the Plan) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. The Bank has the option to make an annual discretionary payment to the Plan. For the years ended December 31, 2001, 2000, and 1999, the Bank contributed $264,834, $174,373, and $166,229, respectively, to the Plan, which is 4% of the annual salary of all eligible employees for 2001, 2000, and 1999.

       In 1997, the Bank established a nonqualified Long-Term Incentive Plan designed to motivate and sustain high levels of individual performance and align the interests of key officers with those of shareholders by rewarding capital appreciation and earnings growth. Stock appreciation rights may be awarded annually to those key officers whose performance during the year has made a significant contribution to the Bank's growth. Such stock appreciation rights are granted at a strike price equal to the trading price of the Company's stock at date of grant, and are earned over a five-year appreciation period. Officers vest in such rights over a 10-year period. The Bank recognized expense of $185,438, $60,000, and $79,063 during 2001, 2000, and 1999, respectively, related to this plan.

(14)   STOCK OPTION PLAN

       During 2000, the Bank adopted the 2000 Long-Term Incentive Plan (the 2000
       Plan) which allows for stock option awards for up to 100,000 shares of the Company's common stock to key employees of the Bank. Under the provisions of the 2000 Plan, the option price is determined by a committee of the Board of Directors at the time of grant and may not be less than 100% of the fair market value of the common stock on the date of grant of such option. When granted, these options vest over a five-year period. All options must be exercised within a ten-year period.

       The following table summarizes activity in the 2000 Plan by shares under option and weighted average exercise price per share:

                                                                  Exercise
                                                Shares           price/share
                                            ----------------   ----------------
Options outstanding - December 31, 1999                 --               --

Granted in 2000                                     14,375   $        20.72
                                            ----------------   ----------------
Options outstanding - December 31, 2000             14,375            20.72

Granted in 2001                                      6,325            28.60
                                            ----------------   ----------------
Options outstanding - December 31, 2001             20,700   $        23.13
                                            ================   ================
Options exercisable at end of
   year - December 31, 2001                          2,875   $        20.72
                                            ================   ================

       The following table summarizes information about the 2000 Plan at December 31, 2001:

                         Weighted average
Number outstanding          remaining           Weighted average
  at December 31,        contractual life        exercise price
       2001                  in years              per share
--------------------    -------------------    -------------------
          14,375                 8.4                  20.72
           6,325                 9.3                  28.60
--------------------    -------------------    -------------------
          20,700                 8.7                  20.72
====================    ===================    ===================

       SFAS No. 123, Accounting for Stock-Based Compensation, encourages but does not require entities to compute the fair value of options at the date of grant and to recognize such costs as compensation expense immediately if there is no vesting period or ratably over the vesting period of the options. The Bank has chosen not to adopt the cost recognition principles of this statement. Had compensation cost been determined based upon the fair value of the options at the grant dates consistent with the method recommended by SFAS No. 123, on a pro forma basis, the Bank's net income and income per share for the years ended December 31, 2001 and 2000 is indicated below:

                                             2001                   2000
                                      -----------------      -----------------
Net income:
    As reported                    $         4,561,004              4,002,296
    Pro forma                                4,534,188              3,993,942

Basic net income per share:
    As reported                                1.91                   1.67
    Pro forma                                  1.90                   1.67

Diluted net income per share:
    As reported                                1.91                   1.67
    Pro forma                                  1.90                   1.66

       The fair value of each option grant is estimated on the date of grant using a minimum value option price assessment with weighted average assumptions used and estimated fair values as follows:

                                                   2001             2000
                                               ---------------   --------------
Risk-free interest rate                              4.92%            6.50%
Dividend yield                                       0.00%            0.00%
Expected life at date of grant                      10 years         10 years
Volatility                                          23.93%           18.00%
Weighted average grant-date fair value       $      13.58            10.33

(15)   OTHER OPERATING EXPENSES

       Components of other operating expenses exceeding 1% of total revenues include the following for the years ended December 31, 2001, 2000, and 1999:

                                                            2001                  2000                   1999
                                                     -------------------   --------------------   --------------------

Business development expense                      $           684,095               432,925                449,817
Communication expense                                         293,741               206,292                143,982
Data processing expense                                       809,504               609,773                604,819
Legal and professional fees                                   331,349               319,674                182,849
Office supplies expense                                       408,053               304,973                299,429
Charitable contribution of investment securities                   --                    --                480,000

(16) CONDENSED FINANCIAL STATEMENTS OF GEORGIA BANK FINANCIAL CORPORATION (PARENT ONLY)

       The following represents Parent Company only condensed financial information of Georgia Bank Financial Corporation:

                           CONDENSED BALANCE SHEETS

                                                                                          December 31,
                                                                           ------------------------------------------
                                ASSETS                                            2001                   2000
                                                                           -------------------    -------------------

Cash and due from banks                                                 $            82,664                 90,728
Investment securities available for sale                                            500,000                508,507
Investment in subsidiary                                                         38,249,296             32,599,099
Premises and equipment, net                                                       1,169,069              1,213,869
Other assets                                                                             --                    792
                                                                           -------------------    -------------------

                                                                        $        40,001,029             34,412,995
                                                                           ===================    ===================

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities - accrued interest and other                                $             2,435                 29,451

Stockholders' equity:
    Common stock, $3.00 par value, 10,000,000 shares authorized;
      2,404,051 and 2,093,152 shares issued in 2001 and 2000,
      respectively, and 2,385,280 and 2,074,381 shares outstanding in
      2001 and 2000, respectively                                                 7,212,153              6,279,456
    Additional paid-in capital                                                   30,586,925             21,259,955
    Retained earnings                                                             1,461,309              7,168,491
    Treasury stock, at cost; 18,771 shares                                         (507,360)              (507,360)
    Accumulated other comprehensive income                                        1,245,567                183,002
                                                                           -------------------    -------------------

              Total stockholders' equity                                         39,998,594             34,383,544
                                                                           -------------------    -------------------

                                                                        $        40,001,029             34,412,995
                                                                           ===================    ===================

                         CONDENSED STATEMENTS OF INCOME

                                                                         Years ended December 31,
                                                     -----------------------------------------------------------------
                                                            2001                  2000                   1999
                                                     -------------------   -------------------    --------------------

Income:
    Dividends from bank subsidiary                $                --                    --                500,000
    Interest income on investment securities                      461                   463                  1,186
    Miscellaneous income                                       91,200                91,200                 91,200
    Investment securities gains                                 2,125                    --                883,308
                                                    -------------------   --------------------   --------------------

                                                               93,786                91,663              1,475,694
                                                    -------------------   --------------------   --------------------
Expense:
    Employee benefit expense                                       --                    --                 73,044
    Occupancy expense                                          44,800                44,800                 44,800
    Other operating expense                                    80,829                68,745                560,882
                                                     -------------------   -------------------    --------------------

                                                              125,629               113,545                678,726
                                                     -------------------   -------------------    --------------------
              (Loss) income before equity in                  (31,843)              (21,882)               796,968
                undistributed earnings of
                subsidiary

Equity in undistributed earnings of subsidiary              4,592,847             4,024,178              3,172,540
                                                     -------------------   -------------------    --------------------

              Net income                          $         4,561,004             4,002,296              3,969,508
                                                     ===================   ===================    ====================

                      CONDENSED STATEMENTS OF CASH FLOWS

                                                                         Years ended December 31,
                                                     -----------------------------------------------------------------
                                                            2001                   2000                  1999
                                                     -------------------    -------------------   --------------------

Cash flows from operating activities:
    Net income                                    $         4,561,004              4,002,296             3,969,508
    Adjustments to reconcile net income to net
      cash (used in) provided by operating
      activities:
        Depreciation and amortization                          44,800                 44,800                44,800
        Equity in undistributed earnings of
          subsidiary                                       (4,592,847)            (4,024,178)           (3,172,540)
        Net investment securities gains                        (2,125)                    --              (883,308)
        Charitable contribution of investment
          securities                                               --                     --               480,000
        (Decrease) increase in other liabilities              (27,016)                27,016                    --
        Decrease (increase) in other assets                        --                 50,000               (12,000)
                                                     -------------------    -------------------   --------------------

              Net cash (used in) provided by
                operating activities                          (16,184)                99,934               426,460
                                                     -------------------    -------------------   --------------------

Cash flows from investing activities:
    Proceeds from sales and maturities of
      available for sale securities                            16,639                     --               502,494
    Purchase of available for sale securities                      --                     --              (500,000)
                                                     -------------------    -------------------   --------------------
              Net cash provided by investing
                activities                                     16,639                     --                 2,494
                                                     -------------------    -------------------   --------------------

Cash flows from financing activities:
    Cash paid for fractional shares                            (8,519)                    --                    --
    Purchase of treasury stock                                     --               (507,360)                   --
                                                     -------------------    -------------------   --------------------

              Net cash used in financing
                activities                                     (8,519)              (507,360)                   --
                                                     -------------------    -------------------   --------------------

              Net (decrease) increase in cash
                and cash equivalents                           (8,064)              (407,426)              428,954

Cash and cash equivalents at beginning of year                 90,728                498,154                69,200
                                                     -------------------    -------------------   --------------------
Cash and cash equivalents at end of year          $            82,664                 90,728               498,154
                                                     ===================    ===================   ====================

       The Department of Banking and Finance of the State of Georgia (DBF) requires that state banks in Georgia generally maintain a minimum ratio of primary capital, as defined, to total assets of six percent (6%). Additionally, banks and their holding companies are subject to certain risk-based capital requirements based on their respective asset composition.

       The DBF requires its prior approval for a bank to pay dividends in excess of 50% of the preceding year's earnings. Based on this limitation, the amount of cash dividends available from the bank subsidiary for payment in 2002 is approximately $2,296,000, subject to maintenance of the minimum capital requirements. As a result of this restriction, at December 31, 2001, approximately $35,953,000 of the Parent Company's investment in its subsidiary was restricted from transfer in the form of dividends.

(17)   FAIR VALUE OF FINANCIAL INSTRUMENTS

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

       (d)    Deposits

              Fair values for certificates of deposit have been determined using discounted cash flows. The discount rate used is based on estimated market rates for deposits of similar remaining maturities. The carrying amounts of all other deposits, due to their short-term nature, approximate their fair values. The carrying amount of related accrued interest payable approximates its fair value.

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

              The carrying amounts and estimated fair values of the Bank's financial instruments at December 31, 2001 and 2000 are as follows:

                                           December 31, 2001                       December 31, 2000
                                  -------------------------------------   -------------------------------------
                                  Carrying amount      Estimated fair     Carrying amount      Estimated fair
                                                           value                                   value
                                  -----------------   -----------------   -----------------   -----------------
Financial assets:
    Cash and cash equivalents  $        15,509,900          15,509,900          25,994,253          25,994,253
    Investment securities              111,052,750         111,169,254          82,274,112          82,322,657
    Loans, net                         334,560,410         334,410,457         279,430,187         273,017,287
Financial liabilities:
    Deposits                           369,148,597         369,793,529         310,927,764         311,324,325
    Securities sold under
      repurchase agreements             32,456,383          32,456,383          32,095,552          32,095,552
    Other borrowed funds                 1,000,000           1,000,000             950,000             950,000
    Advances from FHLB                  35,000,000          35,351,483          24,000,000          24,091,409

 (18)  QUARTERLY FINANCIAL DATA (UNAUDITED)

       The supplemental quarterly financial data for the years ended December 31, 2001 and 2000 is summarized as follows:

                                                                    Quarters ended
                                  -----------------------------------------------------------------------------------
                                      March 31,             June 30,         September 30, 2001    December 31, 2001
                                        2001                  2001
                                  -------------------   ------------------   -------------------   ------------------

Interest income                $         8,030,439             8,302,267            8,363,157             7,865,437
Interest expense                         4,093,266             4,069,326            3,785,632             3,300,728
Net interest income                      3,937,173             4,232,941            4,577,525             4,564,709
Provision for loan losses                  390,000               405,000              405,000               624,650
Noninterest income                       1,406,486             1,783,389            1,921,205             2,717,500
Noninterest expense                      3,527,599             4,074,230            4,224,996             4,826,953
Net income                                 985,336             1,016,100            1,237,734             1,321,834
Net income per share - basic                  0.41                  0.43                 0.52                  0.55
Net income per share - diluted                0.41                  0.43                 0.52                  0.55

                                                                    Quarters ended
                                  -----------------------------------------------------------------------------------
                                      March 31,             June 30,         September 30, 2000    December 31, 2000
                                        2000                  2000
                                  -------------------   ------------------   -------------------   ------------------

Interest income                $         6,833,878             7,348,409            7,625,285             8,055,187
Interest expense                         3,258,777             3,571,425            3,770,580             4,068,856
Net interest income                      3,575,101             3,776,984            3,854,705             3,986,331
Provision for loan losses                  258,000               240,000              250,000               315,000
Noninterest income                         806,701               906,789            1,186,762             1,298,275
Noninterest expense                      2,734,867             2,933,073            3,243,995             3,510,417
Net income                                 909,735               975,200            1,020,172             1,097,189
Net income per share - basic                  0.37                  0.41                 0.43                  0.46
Net income per share - diluted                0.37                  0.41                 0.43                  0.46

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information in response to this item is incorporated by reference to the Company's definitive Proxy Statement for use in connection with the 2002 annual meeting of shareholders (which definitive Proxy Statement shall be filed with the commission not later than April 30, 2002).

ITEM 11:  EXECUTIVE COMPENSATION

         Information in response to this item is incorporated by reference to the Company's definitive Proxy Statement for use in connection with the 2002 annual meeting of shareholders (which definitive Proxy Statement shall be filed with the commission not later than April 30, 2002).

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information in response to this item is incorporated by reference to the Company's definitive Proxy Statement for use in connection with the 2002 annual meeting of shareholders (which definitive Proxy Statement shall be filed with the commission not later than April 30, 2002).

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information in response to this item is incorporated by reference to the Company's definitive Proxy Statement for use in connection with the 2002 annual meeting of shareholders (which definitive Proxy Statement shall be filed with the commission not later than April 30, 2002).

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)(1) See Item 8 for a list of the financial statements as filed as a part of this report.
            (2) No financial statement schedules are applicable as the required information is included in the financial statements in Item 8.
            (3) The following exhibits are filed as part of this report in Item 14(c):

EXHIBIT NO. AND DOCUMENT

                    3.1 Articles of Incorporation of the Company (Incorporated by reference to the Company's registration statement on Form SB-2 filed August 20, 1997 (Registration No. 333-34037))

                    3.2 Bylaws of the Company (Incorporated by reference to the Company's Form 10-SB, dated April 29, 1994)

                   10.1 Blanton Employment Contract (Incorporated by reference to the Company's Annual Report on Form 10-K, filed on March 29, 2001)

                   10.2 Thigpen Employment Contract (Incorporated by reference to the Company's Annual Report on Form 10-K, filed on March 29, 2001)

                   10.3 2000 Long Term Incentive Plan (Incorporated by reference to the Company's definitive Proxy Statement, filed on March 29, 2001)

                   11.1    Statement Re: Computation of Net Income Per Share

                   21.1    Subsidiaries of the Company

         (b)      REPORTS ON FORM 8-K

                           None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         GEORGIA BANK FINANCIAL CORPORATION

                                         By:   /s/ Robert W. Pollard, Jr.
                                            -------------------------------
                                                   Robert W. Pollard, Jr.
                                                   Chairman of the Board

March 29, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

         SIGNATURE                                TITLE

        /s/ Robert W. Pollard, Jr.           Chairman of the Board,
--------------------------------------
Robert W. Pollard, Jr.                       and Director

        /s/ Edward G. Meybohm                Vice Chairman of the Board
--------------------------------------
Edward G. Meybohm                            and Director

        /s/ R. Daniel Blanton                President, Chief Executive Officer
--------------------------------------
Daniel Blanton                               and Director

        /s/ Ronald L. Thigpen                Executive Vice President, Chief
--------------------------------------
Ronald L. Thigpen                            Operating Officer (Principal
                                             Financial and Accounting Officer)
                                             and Director

        /s/ Travers W. Paine III             Corporate Secretary and Director
--------------------------------------
Travers W. Paine III

        /s/ William J. Badger                Director
--------------------------------------
William J. Badger

        /s/ Warren A. Daniel                 Director
--------------------------------------
Warren A. Daniel

        /s/ Randolph R. Smith, M.D.          Director
--------------------------------------
Randolph R. Smith, M.D.

        /s/ John W. Trulock, Jr.             Director
--------------------------------------
John W. Trulock, Jr.

                                  EXHIBIT INDEX

                                                                         Page
(a)      Exhibits

         11.1     Statement Re:  Computation of Net Income Per Share     83

         21.1     Subsidiaries of the Company                            84