Form 10-Q
period 2002-03-31
GEORGIA BANK FINANCIAL CORP /GA
filed 2002-05-13
CIK 880116

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2002.

                                       or

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________ to
         ________________.

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

         2,385,280 shares of common stock, $3.00 par value per share, issued and outstanding as of March 31, 2002.

                       GEORGIA BANK FINANCIAL CORPORATION
                                    FORM 10-Q
                                      INDEX

                                                                                  Page

Part I               FINANCIAL INFORMATION

          Item 1.    Financial Statements (Unaudited)

                     Consolidated Balance Sheets as of March 31, 2002 and
                          December 31, 2001                                         3

                     Consolidated Statements of Income for the three months
                          ended March 31, 2002 and March 31, 2001                   4

                     Consolidated Statements of Cash Flows for the
                          three months ended March 31, 2002 and March 31, 2001      6

                     Notes to Consolidated Financial Statements                     8

          Item 2.    Management's Discussion and Analysis of
                          Financial Condition and Results of Operations            10

          Item 3     Quantitative and Qualitative Disclosures about Market Risk    19

Part II               OTHER INFORMATION

          Item 1.    Legal Proceedings                                             20

          Item 2.    Changes in Securities                                         20

          Item 3.    Defaults Upon Senior Securities                               20

          Item 4.    Submission of Matters to a Vote of Security Holders           20

          Item 5.    Other Information                                             20

          Item 6.    Exhibits and Reports on Form 8-K                              20

Signature                                                                          21

                                     PART I
                              FINANCIAL INFORMATION

                GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                           Consolidated Balance Sheets
                                   (Unaudited)

                                    ASSETS
                                                                           March 31,     December 31,
                                                                             2002           2001
                                                                        -----------------------------
Cash and due from banks                                                 $ 14,935,852     $ 13,844,022
Federal funds sold                                                         8,800,000        1,149,000
Interest bearing deposits in other banks                                     516,978          516,878
                                                                        ------------     ------------
    Cash and cash equivalents                                             24,252,830       15,509,900

Investment Securities
   Available-for-sale                                                    113,660,187      103,599,535
   Held-to-maturity, at cost (fair values of
       $7,595,430 and $7,569,719, in 2002 and 2001, respectively)          7,450,251        7,453,215

Loans held for sale                                                        6,096,627        9,185,059
Loans                                                                    342,018,135      330,484,798
   Less allowance for loan losses                                         (5,374,404)      (5,109,447)
                                                                        ------------     ------------
        Loans, net                                                       342,740,358      334,560,410

Premises and equipment, net                                               12,599,505       12,418,033
Accrued interest receivable                                                3,303,853        3,330,411
Intangible assets, net                                                       219,947          246,635
Other assets                                                               4,814,454        4,425,732
                                                                        ------------     ------------
                                                                        $509,041,385     $481,543,871
                                                                        ============     ============
                              LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
     Non-interest bearing                                               $ 58,415,209     $ 56,802,063
     Interest bearing
        NOW accounts                                                      54,526,385       48,819,392
        Savings                                                          138,190,370      127,052,190
        Money management accounts                                         24,555,545       23,819,452
        Time deposits over $100,000                                       71,876,630       61,635,262
        Other time deposits                                               43,945,107       51,020,238
                                                                        ------------     ------------
                                                                         391,509,246      369,148,597
Federal funds purchased and securities sold
    under repurchase agreements                                           36,938,652       32,456,383
Advances from Federal Home Loan Bank                                      35,000,000       35,000,000
Other borrowed funds                                                       1,000,000        1,000,000
Accrued interest and other liabilities                                     3,907,142        3,940,297
                                                                        ------------     ------------
          Total liabilities                                              468,355,040      441,545,277
                                                                        ------------     ------------

Stockholders' equity
  Common stock, $3.00 par value; authorized 10,000,000 shares;
     issued 2,404,051 in 2002 and 2001; outstanding
     2,385,280 in 2002 and 2001                                            7,212,153        7,212,153
  Additional paid-in capital                                              30,586,925       30,586,925
  Retained earnings                                                        2,722,029        1,461,309
  Treasury stock, at cost, 18,771 shares                                    (507,360)        (507,360)
  Accumulated other comprehensive income                                     672,598        1,245,567
                                                                        ------------     ------------

          Total stockholders' equity                                      40,686,345       39,998,594
                                                                        ------------     ------------
                                                                        $509,041,385     $481,543,871
                                                                        ============     ============

See accompanying notes to consolidated financial statements.

                GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                        Consolidated Statements of Income
                                   (Unaudited)



                                                       Three Months Ended March 31,
                                                       ----------------------------
                                                          2002            2001
                                                       ----------      ----------
Interest income:
   Loans, including fees                               $5,872,538      $6,572,132
   Investment securities                                1,623,477       1,286,937
   Federal funds sold                                      35,318         163,671
   Interest bearing deposits in other banks                 5,667           7,699
                                                       ----------      ----------
                Total interest income                   7,537,000       8,030,439
                                                       ----------      ----------

Interest expense:
   Deposits                                             2,238,495       3,433,919
   Federal funds purchased and securities sold
       under repurchase agreements                        142,967         284,643
   Other borrowings                                       487,775         364,704
                                                       ----------      ----------
                Total interest expense                  2,869,237       4,093,266
                                                       ----------      ----------

                Net interest income                     4,667,763       3,937,173

Provision for loan losses                                 669,990         390,000
                                                       ----------      ----------

                Net interest income after provision
                   for loan losses                      3,997,773       3,547,173
                                                       ----------      ----------

Noninterest income:
   Service charges and fees on deposits                 1,030,175         658,073
   Gain on sale of loans                                1,135,719         556,913
   Retail investment income                                56,580          43,354
   Trust income                                            42,648          29,674
   Investment securities gain, net                         50,039           4,719
   Miscellaneous income                                    98,075         124,518
                                                       ----------      ----------
                Total noninterest income                2,413,236       1,417,251
                                                       ----------      ----------

Noninterest expense:
   Salaries                                             2,102,590       1,661,733
   Employee benefits                                      729,367         492,549
   Occupancy expenses                                     566,741         459,250
   Other operating expenses                             1,145,591         924,832
                                                       ----------      ----------
                Total noninterest expense               4,544,289       3,538,364
                                                       ----------      ----------

Income before income taxes                              1,866,720       1,426,060

Income tax expense                                        606,000         440,724
                                                       ----------      ----------


                Net Income                             $1,260,720      $  985,336
                                                       ==========      ==========

                GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                        Consolidated Statements of Income
                                   (Unaudited)



                                                      Three Months Ended March 31,
                                                    --------------    ---------------
                                                        2002               2001
                                                    --------------    ---------------
Basic net income per share                            $      0.53        $      0.41

Diluted net income per share                          $      0.53        $      0.41

Weighted average common shares outstanding              2,385,280          2,385,280

Weighted average number of common and
   common equivalent shares outstanding                 2,392,693          2,388,716


See accompanying notes to consolidated financial statements.

                GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                                Three Months Ended March 31,
                                                                                                 2002                   2001
                                                                                             ------------           ------------
Cash flows from operating activities
Net Income                                                                                   $  1,260,720           $    985,336
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities
      Depreciation and amortization                                                               330,675                281,360
      Provision for loan losses                                                                   669,990                390,000
      Net investment securities gains                                                             (50,039)                (4,719)
      Net amortization (accretion) of premium/discount on investment securities                    59,848                (14,288)
      (Gain) loss on disposal of premises and equipment                                              (243)                 2,959
      Gain on the sale of other real estate                                                        (1,314)                     0
      Gain on sale of loans                                                                    (1,135,719)              (556,913)
      Real estate loans originated for sale                                                   (47,700,462)           (28,715,199)
      Proceeds from sales of real estate loans                                                 51,924,613             26,175,631
      Net decrease in accrued interest receivable                                                  26,558                331,246
      Net increase in other assets                                                                (67,316)              (942,707)
      Net (decrease) increase in accrued interest and other liabilities                           (33,155)               543,779
                                                                                             ------------           ------------
           Net cash provided by (used in) operating activities                                  5,284,156             (1,523,515)
                                                                                             ------------           ------------

Cash flows from investing activities
      Proceeds from sales of available-for-sale securities                                      2,632,775              1,019,764
      Proceeds from maturities of available-for-sale securities                                10,824,176             13,407,742
      Proceeds from maturities of held-to-maturity securities                                           0                172,000
      Purchase of available-for-sale securities                                               (24,368,191)           (18,521,693)
      Net increase in loans                                                                   (11,989,002)            (9,635,328)
      Net purchase of premises and equipment                                                     (489,416)            (1,281,239)
      Proceeds from the sale of other real estate                                                   1,314                 80,410
      Proceeds from the sale of premises and equipment                                              4,200                 33,881
                                                                                             ------------           ------------
           Net cash used in investing activities                                              (23,384,144)           (14,724,463)
                                                                                             ------------           ------------

Cash flows from financing activities
      Net increase in deposits                                                                 22,360,649             32,814,009
      Net increase (decrease) in federal funds purchased and
           securities sold under repurchase agreements                                          4,482,269             (7,222,175)
      Principal payments on other borrowed funds                                                        0               (650,000)
                                                                                             ------------           ------------
           Net cash provided by financing activities                                           26,842,918             24,941,834
                                                                                             ------------           ------------


                GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                Three Months Ended March 31,
                                                                                 2002                   2001
                                                                              -----------            -----------


           Net increase in cash and cash equivalents                            8,742,930              8,693,856

Cash and cash equivalents at beginning of period                               15,509,900             25,994,253
                                                                              -----------            -----------
Cash and cash equivalents at end of period                                    $24,252,830            $34,688,109
                                                                              ===========            ===========
Supplemental disclosures of cash paid during the period for:
       Interest                                                               $ 3,158,581            $ 3,592,363
                                                                              ===========            ===========
       Income taxes                                                           $   315,000            $         0
                                                                              ===========            ===========
Supplemental disclosure of non cash investing activities - other
    real estate acquired through loan foreclosures                            $    50,632            $   130,388
                                                                              ===========            ===========


See accompanying notes to consolidated financial statements.

                GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                 March 31, 2002

Note 1 - Basis of Presentation

The accompanying consolidated financial statements include the accounts of Georgia Bank Financial Corporation and its wholly-owned subsidiary, Georgia Bank & Trust Company (the "Company" or the "Bank"). Significant intercompany transactions and accounts are eliminated in the consolidation.

The financial statements for the three months ended March 31, 2002 and 2001 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations and cash flows for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results of operations which the Company may achieve for the entire year.

Note 2 - Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 141, Business Combinations which is effective for all business combinations initiated after June 30, 2001. SFAS No. 141 requires companies to account for all business combinations using the purchase method of accounting, recognize intangible assets if certain criteria are met, as well as provide additional disclosures regarding business combinations and allocation of purchase price. Because the Bank has not initiated any business combinations since the effective date of SFAS No. 141, this pronouncement has not impacted the Bank's consolidated financial statements.

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which eliminates amortization of goodwill and intangible assets that have indefinite useful lives and requires annual tests of impairments of those assets. SFAS No. 142 also provides specific guidance about how to determine and measure goodwill and intangible asset impairments, and requires additional disclosures of information about goodwill and other intangible assets. The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001 and applied to all goodwill and other intangible assets recognized in financial statements at the date of adoption. Due to the insignificance of the Bank's intangible assets at December 31, 2001, the adoption of SFAS No. 142 by the Bank did not have a material effect on the Bank's consolidated results of operations, financial position, or cash flows.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted the provisions of SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company's consolidated financial statements.

Note 3 - Comprehensive Income

Other comprehensive income for the Company consists of net unrealized gains and losses on investment securities. Total comprehensive income for the three months ended March 31, 2002 was $687,751 compared to $1,573,335 for the three months ended March 31, 2001.

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

Critical Accounting Policies
----------------------------

In reviewing and understanding financial information provided by the Company, you are encouraged to read and understand the significant accounting policies which are used in preparing the consolidated financial statements of the Company. These policies are described in Note 1 to the consolidated financial statements which are presented in the Company's 2001 annual report on Form 10-K. Of these policies, management believes that the accounting for the allowance for loan losses is among the most critical. Please see "Asset Quality" and "Allowance for Loan Losses" for a further discussion of the Company's methodology in determining the allowance.

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

Performance Overview -- Net Income
----------------------------------

The Company's net income for the first quarter of 2002 was $1,261,000, which was an increase of $276,000 (28.0%) compared to net income of $985,000 for the first quarter of 2001. Basic net income per share for the three months ended March 31, 2002 was $0.53 compared to $0.41 for the three months ended March 31, 2001. The increase was primarily a result of an increased gain in sales of loans in the secondary market due to increased home purchases and refinancing activity in the first three months of 2002 compared to the comparable quarter of 2001, an increase in income from the Bounce overdraft protection program, a product introduced in late 2001, and an increase in net interest income. Due to the lower interest rates, the Bank experienced decreases in both interest income and interest expense. However, the decrease in interest expense on deposit and other borrowings more than offset the decrease in interest income. The income growth discussed above was offset by increases in the provision for loan losses made necessary by the Company's increased loan volume, as well as increases in salaries and employee benefits expenses due to higher commissions related to the secondary mortgage market volume as well as increased personnel to support growth.

The annualized return on average assets for the Company was 1.04% for the three months ended March 31, 2002, compared to .98% for the same period last year. The increase is primarily attributable to the increase in income. The annualized return on average stockholders' equity was 12.57% for the three months ended March 31, 2002 compared to 11.36% for the comparable period in 2001.

Total assets of $509.0 million at March 31, 2002 reflects an increase of $27.5 million (5.71%) from year-end 2001. This increase is primarily attributable to higher loan, investment and fed funds sold balances since December 2001. Total loans at March 31, 2002 were $348.1 million which represented an increase of $8.4 million (2.49%) from December 31, 2001. Investment securities increased $10.1 million (9.71%) from December 31, 2001 and fed funds sold increased $7.7 million (665.9%) from December 31, 2001.

Total deposits have grown $22.4 million (6.06%) since December 31, 2001. The balance of securities sold under repurchase agreements has increased $4.5 million (13.8%) from December 31, 2001. Advances from the Federal Home Loan Bank have remained constant since December 31, 2001.

Net Interest Income
-------------------

Net interest income increased $731,000 (18.6%) in the first quarter of 2002 compared to the first quarter of 2001. Total interest income decreased $493,000 (6.1%). Despite increases in loan volume, interest income on loans decreased due to the low interest rates in 2002. Interest income on investment securities increased due to increased volume. Federal funds sold income decreased primarily due to the lower federal funds interest rate. Interest-earning assets at March 31, 2002 increased $74.9 million (18.6%) over March 31, 2001.

The decrease in interest income was offset by a decrease in interest expense of $1.2 million (35.0%) for the three-month period ended March 31, 2002 compared to the three-month period ended March 31, 2001. Lower interest rates resulted in a reduction in interest expense despite the increase in the average balance of deposits of $47.8 million (13.9%) since March 31, 2001. Lower interest rates also resulted in a decrease in interest expense on securities sold under repurchase agreements of $142,000 (49.8%) despite a $12.1 million increase in volume. Other borrowings expense increased $123,000 due to increased Federal Home Loan Bank borrowings of $11.0 million since March 31, 2001.

The Company's net interest margin was 4.07% for the three months ended March 31, 2002 compared to 4.22% for the three months ended March 31, 2001.

Noninterest Income
------------------

Noninterest income increased $996,000 (70.3%) for the three-month period ended March 31, 2002 compared to the three-month period ended March 31, 2001. The increase in noninterest income was primarily attributable to the increase in gain on sale of mortgage loans in the secondary market, which increased $579,000 (103.9%) for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. This gain is attributable to increased mortgage volume from home purchases and refinancing activity due to the low interest rate environment. Service charges and fees on deposits increased $372,000 (25.4%) during the three months ended March 31, 2002 as compared to the three months ended March 31, 2000. This is primarily attributable to the Bounce overdraft protection program which was implemented during late 2001 as well as an increase in the average balance of deposits.

Noninterest Expense
-------------------

Noninterest expense increased $1,006,000 (28.4%) during the first quarter of 2002 compared to the first quarter of 2001. Salary and benefits expense accounted for $678,000 of this increase. Increases in salary and benefits expense are due to higher commissions related to the secondary mortgage market volume as well as the continued expansion in the Company's local market that is reflected in additions to staff. The Company opened its seventh banking office, the Furys Ferry branch, in late May 2001. The increase in occupancy expense of $107,000 (23.4%) in the first quarter of 2002 over the first quarter of 2001 is the result of the additional branch and utilization of previously rented facilities to support Company growth. The increase in other operating expenses of $221,000 (23.9%) for the three months ended March 31, 2002 is primarily a result of increased business development expenses due to increased mortgage production and increased related marketing expenditures, increased processing due to the Bounce overdraft protection program, increased property and business license taxes, and increased loan expenses due to increased mortgage origination volume and foreclosure expense.

Income Taxes
------------

Income taxes in the first quarter of 2002 totaled $606,000, an increase of $165,000 (37.5%) over the first quarter of 2001. The effective tax rate for the three months ended March 31, 2002 was 32.5% compared to 30.9% for the three months ended March 31, 2001. The increase in the effective tax rate for the first quarter of 2002 is due primarily to a decrease in tax-exempt income.

Asset Quality
-------------

Table 1 shows the current and prior period amounts of non-performing assets. Non-performing assets were $2.1 million at March 31, 2002 compared to $2.0 million at December 31, 2001 and $1.9 million at March 31, 2001. The ratio of non-performing assets to total loans and other real estate was 0.61% at March 31, 2002, compared to 0.58% at December 31, 2001 and 0.64% at March 31, 2001.
The control and monitoring of non-performing assets continues to be a priority of management.

Loans past due 90 days or more and still accruing were $5,000 at March 31, 2002 compared to $0 at December 31, 2001 and $0 at March 31, 2001.

Allowance for Loan Losses
-------------------------

The allowance for loan losses represents a reserve for probable loan losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with particular emphasis on impaired, non-accruing, past due, and other loans that management believes require special attention. The determination of the allowance for loan losses is considered a critical accounting policy of the Company.

When reviewing the allowance for loan losses, it is important to understand to whom the Company lends. At March 31, 2002, the loan portfolio is comprised of 73.6% real estate loans, of which 22.3% constitutes construction and acquisition and development loans. Commercial, financial and agricultural loans comprise 13.4%, and consumer loans comprise 13.0% of the portfolio. Loan concentration in the construction and acquisition and development portfolio are inherently an above average lending risk. Additionally, the large increase in local and national personal and business bankruptcies in 2001 and the probability that they will continue to increase in 2002 due to the lag time of a recession's impact on community banks, coupled with the higher unemployment in the Augusta-Aiken MSA compared to others in the state has been evaluated in determining the Company's economic and market risk factor reserves.

The allowance for loan losses is based on a loan classification system and consists of three components: the general reserve, specific reserve and an unallocated reserve. The general reserve is calculated based on estimates of inherent losses which probably exist as of the evaluation date. The loss percentages used for this portion of the portfolio, which has not been identified as problem loans, are generally based on historical factors adjusted when necessary for qualitative factors. The general reserve for losses on problem loans is based on a review and evaluation of these loans, taking into consideration financial condition and strengths of the borrower, related collateral, cash flows available for debt repayment, and known and expected trends and conditions. General loss percentages for problem loans are determined based upon historical loss experience and regulatory requirements. For loans considered impaired, specific reserves are provided in the event that the individual collateral analysis on each problem loan indicates that the probable loss upon liquidation of collateral would be in excess of the fair value of the collateral if the loan is collateral dependent or if the present value of expected future cash flows is less than the loan balance. In addition to these allocated reserves, the Company has established an unallocated reserve of $985,000 at March 31, 2002. The basis for the unallocated reserve is due to loan concentrations, the general economic environment including anticipated layoffs and closings in the area, increases in bankruptcies and new community bank competition.

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management's analysis of potential risk in the loan portfolio. A provision for losses in the amount of $670,000 was charged to expense for the quarter ended March 31, 2002 compared to $390,000 for the quarter ended March 31, 2001. The increase in the provision for loan losses is due to the increased volume of loans, the existing economic conditions, and higher loan concentrations.

At March 31, 2002 the ratio of allowance for loan losses to total loans was 1.54% compared to 1.50% at December 31, 2001 and 1.47% at March 31, 2001. Management considers the current allowance for loan losses appropriate based upon its analysis of the potential risk in the portfolio, although there can be no assurance that the assumptions underlying such analysis will continue to be correct.

Liquidity and Capital Resources
-------------------------------

The Company's liquidity remains adequate to meet operating and loan funding requirements. The loan to deposit ratio at March 31, 2002 was 88.9% compared to 92.0% at December 31, 2001 and 86.11% at March 31, 2001. The decrease in the loan to deposit ratio from December 31, 2001 reflects the significant increase in deposits in the first quarter of 2002. The Company has also utilized borrowings from the Federal Home Loan Bank and securities sold under repurchase agreements to fund additional growth. The Company maintains a line of credit with the Federal Home Loan Bank approximating 10% of the Bank's total assets. Federal Home Loan Bank advances are collateralized by eligible first mortgage loans, and specific commercial loans. The Company has a federal funds purchased accommodation with The Bankers Bank, Atlanta, Georgia, for advances up to $10,000,000. Additionally, liquidity needs can be satisfied by the structuring of the maturities of investment securities and the pricing and maturities on loans and deposits offered to customers.

Stockholders' equity to total assets was 8.0% at March 31, 2002 compared to 8.3% at December 31, 2001. This decrease reflects the growth of the Company during the first three months of the year. The capital of the Company and the Bank exceeded all required regulatory guidelines at March 31, 2002. The Company's Tier 1 risk-based, total risk-based and the leverage capital ratios were 9.92%, 11.17%, and 8.09%, respectively, at March 31, 2002. Table 2 reflects the current regulatory capital levels in more detail, including comparisons to the regulatory minimums.

Management is not aware of any events or uncertainties that are reasonably likely to have a material affect on the Company's liquidity, capital resources or operations.

Commitments and Contractual Obligations
---------------------------------------

The Bank is a party to lines of credit with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. Lines of credit are unfunded commitments to extend credit. These instruments involve, in varying degrees, exposure to credit and interest rate risk in excess of the amounts recognized in the financial statements. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for unfunded commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Bank evaluates construction and acquisition and development loans for the percentage completed before extending additional credit. The Bank follows the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Unfunded commitments to extend credit where contract amounts represent potential credit risk totaled $70,269,000 at March 31, 2002. These commitments are primarily at variable interest rates.

The Company's commitments are funded through internal funding sources of scheduled repayments of loans and sales and maturities of investment securities available for sale or external funding sources through acceptance of deposits from customers or borrowings from other financial institutions.

The following table is a summary of the Company's commitments to extend credit, commitments under contractual leases as well as the Company' contractual obligations, consisting of deposits, FHLB advances, which are subject to early termination options, and borrowed funds by contractual maturity date for the next five years.


Commitments and Contractual               Due in             Due in             Due in            Due in             Due in
       Obligations                        1 Year             2 Years            3 Years           4 Years            5 Years
 ----------------------------          ------------        -----------        -----------       -----------        -----------
Lines of credit                        $ 70,269,000                  -                  -                 -                  -
Lease agreements                            127,952            112,203             66,412            15,837                784
Deposits                                188,865,926         69,650,963         54,879,501        21,945,903         23,806,666
Securities sold under
   repurchase agreements                 36,938,652                  -                  -                 -                  -
FHLB advances                                     -          5,000,000                  -                 -                  -
Other borrowings                          1,000,000                  -                  -                 -                  -
                                       ------------        -----------        -----------       -----------        -----------
   Total commitments and
      contractual obligations          $297,201,530        $74,763,166        $54,945,913       $21,961,740        $23,807,450
                                       ============        ===========        ===========       ===========        ===========

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

Table 1
-------

                GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                           CONSOLIDATED FINANCIAL DATA
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                Three Months Ended March 31,
                                                           ------------------------------------
PROFITABILITY                                              2002                            2001
-------------                                              ----                            ----
Return on average assets *                                  1.04%                           .98%

Return on average equity *                                 12.57%                         11.36%

ALLOWANCE FOR LOAN LOSSES
-------------------------

Beginning balance, January 1,                              $5,109                         $4,143
Provision charged to expense                                  670                            390
Recoveries                                                    106                             28
Loans charged off                                             511                            204
Ending balance, March 31,                                  $5,374                         $4,357

NON-PERFORMING ASSETS                         March 31, 2002        December 31, 2001              March 31, 2001
---------------------

Non-accrual loans                                   $2,076                  $1,955                      $1,754
Other real estate owned                                 51                       0                         130
                                                    ------                  ------                      ------
Total non-performing assets                         $2,127                  $1,955                      $1,884
                                                    ======                  ======                      ======


LOANS PAST DUE 90 DAYS OR
MORE AND STILL ACCRUING                                 $5                      $0                          $0
                                                    ======                  ======                      ======


* Annualized

Table 2
-------

                       Georgia Bank Financial Corporation
                                       And
                          Georgia Bank & Trust Company
                         Regulatory Capital Requirements
                                 March 31, 2002
                             (Dollars in Thousands)


                                                 Actual                     Required                    Excess
                                          Amount       Percent        Amount       Percent        Amount      Percent
                                       -----------   -----------    ----------   -----------    ----------  -----------

Georgia Bank Financial Corporation

Risk-based capital:
   Tier 1 capital                       $39,794         9.92%         16,046        4.00%        23,748       5.92%
   Total capital                         44,813        11.17%         32,092        8.00%        12,721       3.17%
Tier 1 leverage ratio                    39,794         8.09%         19,671        4.00%        20,123       4.09%


Georgia Bank & Trust Company

Risk-based capital:
   Tier 1 capital                       $38,048         9.52%         15,979        4.00%        22,069       5.52%
   Total capital                         43,046        10.78%         31,958        8.00%        11,088       2.78%
Tier 1 leverage ratio                    38,048         7.76%         19,603        4.00%        18,445       3.76%


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2002, there were no substantial changes from the interest rate sensitivity analysis or the market risk analysis for various changes in interest rate calculated as of December 31, 2001. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company's audited consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2001 included in the Company's 2001 annual report on Form 10-K, Item 7A.

                                     Part II
                                OTHER INFORMATION

Item 1.  Legal Proceedings

         There are no material pending legal proceedings to which the Company or Bank is a party or of which any of their property is subject.

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



Date:    May 10, 2002                   By:        /s/ Ronald L. Thigpen
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