Form 10-Q
period 2002-06-30
GEORGIA BANK FINANCIAL CORP /GA
filed 2002-08-12
CIK 880116

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

(Mark  One)

 X     Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act
---    of  1934

       For  the  quarterly  period  ended  June 30, 2002.
                                           -------------
                                      or

       Transition  Report  under Section 13 or 15(d) of the Securities Exchange
---    Act  of  1934

       For  the  transition  period  from  _______________  to  _______________.

                          Commission File No.  0-23980
                                               -------

                       Georgia Bank Financial Corporation
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

              Georgia                               58-2005097
     --------------------------     ---------------------------------------
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

     2,385,280 shares of common stock, $3.00 par value per share, outstanding as of June 30, 2002.

                              GEORGIA BANK FINANCIAL CORPORATION
                                           FORM 10-Q
                                             INDEX


                                                                                          PAGE
PART I              Financial Information
           Item 1.  Financial Statements (Unaudited)

                    Consolidated Balance Sheets as of June 30, 2002 and
                    December 31, 2001                                                        3

                    Consolidated Statements of Income for the three and six months
                    ended June 30, 2002 and June 30, 2001                                    4

                    Consolidated Statements of Cash Flows for the
                    six months ended June 30, 2002 and June 30, 2001                         6

                    Notes to Consolidated Financial Statements                               8

           Item 2.  Management's Discussion and Analysis of                                 10
                    Financial Condition and Results of  Operations

           Item 3.  Quantitative and Qualitative Disclosures about Market
                    Risk                                                                    20

PART II             Other Information

           Item 1.  Legal Proceedings                                                        *

           Item 2.  Changes in Securities                                                    *

           Item 3.  Defaults Upon Senior Securities                                          *

           Item 4.  Submission of Matters to a Vote of Security-Holders                     21

           Item 5.  Other Information                                                        *

           Item 6.  Exhibits and Reports on Form 8-K                                        22

SIGNATURE                                                                                   23

*  No  information  submitted  under  this  caption

                                     PART I
                              FINANCIAL INFORMATION

                          GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                                     Consolidated Balance Sheets
                                             (Unaudited)

                         ASSETS


                                                           June 30,      December 31,
                                                             2002           2001
                                                         -------------  --------------
Cash and due from banks                                  $ 16,021,529   $  13,844,022
Federal funds sold                                         19,567,000       1,149,000
Interest bearing deposits in other banks                      517,049         516,878
                                                         -------------  --------------
    Cash and cash equivalents                              36,105,578      15,509,900

Investment Securities
   Available-for-sale                                     120,114,867     103,599,535
   Held-to-maturity, at cost (fair values of
       $6,814,555 and $7,569,719, respectively)             6,597,756       7,453,215

Loans held for sale                                         2,669,896       9,185,059
Loans                                                     351,136,460     330,484,798
   Less allowance for loan losses                          (5,590,184)     (5,109,447)
                                                         -------------  --------------
       Loans, net                                         348,216,172     334,560,410

Premises and equipment, net                                12,606,644      12,418,033
Accrued interest receivable                                 3,508,016       3,330,411
Intangible assets, net                                        193,260         246,635
Other assets                                                4,219,973       4,425,732
                                                         -------------  --------------

                                                         $531,562,266    $481,543,871
                                                         =============  ==============

            LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
     Noninterest bearing                                 $ 61,793,252   $  56,802,063
     Interest bearing
        NOW accounts                                       60,369,929      48,819,392
        Savings                                           140,508,568     127,052,190
        Money management accounts                          23,495,682      23,819,452
        Time deposits over $100,000                        72,218,845      61,635,262
        Other time deposits                                42,243,274      51,020,238
                                                         -------------  --------------
                                                          400,629,550     369,148,597
Federal funds purchased and securities sold
    under repurchase agreements                            48,079,709      32,456,383
Advances from Federal Home Loan Bank                       35,000,000      35,000,000
Other borrowed funds                                        1,000,000       1,000,000
Accrued interest and other liabilities                      3,794,055       3,940,297
                                                         -------------  --------------
          Total liabilities                               488,503,314     441,545,277
                                                         -------------  --------------

Stockholders' equity
  Common Stock, $3.00 par value; authorized 10,000,000
     shares; issued 2,404,051 in 2002 and 2001;
     outstanding 2,385,280 in 2002 and 2001                 7,212,153       7,212,153
  Additional paid-in capital                               30,586,925      30,586,925
  Retained earnings                                         4,179,357       1,461,309
  Accumulated  other comprehensive income                   1,587,877       1,245,567
  Treasury Stock, at cost, 18,771 shares                     (507,360)       (507,360)
                                                         -------------  --------------
          Total stockholders' equity                       43,058,952      39,998,594
                                                         -------------  --------------

                                                         $531,562,266   $ 481,543,871
                                                         =============  ==============

See  accompany  notes  to  consolidated  financial  statements.

                          GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                                  Consolidated Statements of Income
                                             (Unaudited)

                                                      Three Months  Ended       Six Months Ended
                                                            June  30,                June 30,
                                                     ----------------------  ------------------------
                                                        2002        2001        2002         2001
                                                     ----------  ----------  -----------  -----------
Interest Income:
   Loans, including fees                             $5,950,058  $6,823,476  $11,822,596  $13,395,608
   Investment securities                              1,746,683   1,389,808    3,370,160    2,676,745
   Federal funds sold                                    30,822      81,505       66,140      245,176
   Interest bearing deposits in other banks               3,790       7,478        9,457       15,177
                                                     ----------  ----------  -----------  -----------
          Total interest income                       7,731,353   8,302,267   15,268,353   16,332,706
                                                     ----------  ----------  -----------  -----------

Interest Expense:
   Deposits                                           2,130,049   3,455,852    4,368,544    6,899,771
   Federal funds purchased and securities sold
       under repurchase agreements                      159,597     169,554      302,564      454,197
   Other borrowings                                     492,408     443,920      980,183      808,624
                                                     ----------  ----------  -----------  -----------
          Total interest expense                      2,782,054   4,069,326    5,651,291    8,162,592
                                                     ----------  ----------  -----------  -----------

Net Interest Income                                   4,949,299   4,232,941    9,617,062    8,170,114

Provision for loan losses                               414,828     405,000    1,084,818      795,000
                                                     ----------  ----------  -----------  -----------

Net interest income after provision for loan losses   4,534,471   3,827,941    8,532,244    7,375,114
                                                     ----------  ----------  -----------  -----------

Noninterest Income:
   Service charges and fees on deposits               1,125,479     677,406    2,155,654    1,335,479
   Gain on sale of loans                              1,239,165     902,487    2,374,884    1,459,400
   Investment securities gains, net                       2,827      10,265       52,866       14,984
   Retail investment income                              82,850      59,724      139,430      103,078
   Trust service fees                                    54,557      30,323       97,205       59,997
   Miscellaneous income                                  96,316     111,958      194,391      236,476
                                                     ----------  ----------  -----------  -----------
          Total noninterest income                    2,601,194   1,792,163    5,014,430    3,209,414
                                                     ----------  ----------  -----------  -----------

Noninterest Expense:
   Salaries                                           2,176,583   1,995,216    4,279,173    3,656,949
   Employee benefits                                    821,292     574,383    1,550,659    1,066,932
   Occupancy expenses                                   574,892     516,378    1,141,633      975,628
   Other operating expenses                           1,319,570     997,027    2,465,161    1,921,859
          Total noninterest expense                   4,892,337   4,083,004    9,436,626    7,621,368

          Income before income taxes                  2,243,328   1,537,100    4,110,048    2,963,160

Income tax expense                                      786,000     521,000    1,392,000      961,724
                                                     ----------  ----------  -----------  -----------

          Net Income                                 $1,457,328  $1,016,100  $ 2,718,048  $ 2,001,436
                                                     ==========  ==========  ===========  ===========

                        GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                               Consolidated Statements of Income
                                          (Unaudited)


                                                   Three Months Ended        Six Months Ended
                                                       June  30,                June  30,
                                                 ----------------------  ----------------------
                                                    2002        2001        2002        2001
                                                 ----------  ----------  ----------  ----------
Basic net income per share                       $     0.61  $     0.43  $     1.14  $     0.84
                                                 ==========  ==========  ==========  ==========

Diluted net income per share                     $     0.61  $     0.42  $     1.14  $     0.84
                                                 ==========  ==========  ==========  ==========

Weighted average common shares outstanding        2,385,280   2,385,280   2,385,280   2,385,280
                                                 ==========  ==========  ==========  ==========

Weighted average number of common and
common equivalent shares outstanding              2,395,710   2,392,159   2,394,201   2,391,089
                                                 ==========  ==========  ==========  ==========

See  accompanying  notes  to  consolidated  financial  statements.

                        GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                              Consolidated Statements of Cash Flows
                                           (Unaudited)

                                                                       Six Months Ended June 30,
                                                                     ----------------------------
                                                                         2002           2001
                                                                     -------------  -------------
Cash flows from operating activities:
Net income                                                           $  2,718,048   $  2,001,436
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                                           677,576        581,102
  Provision for loan losses                                             1,084,818        795,000
  Net investment securities gains                                         (52,866)       (14,984)
  Net amortization/(accretion) of premium/discount
    on investment securities                                              161,884        (24,584)
  Loss on disposal of premises and equipment                               23,319         47,569
  Gain on the sale of other real estate                                    (5,923)          (132)
  Gain on sale of loans                                                (2,374,884)    (1,459,400)
  Real estate loans originated for sale                               (99,597,175)   (80,571,524)
  Proceeds from sales of real estate loans                            108,487,222     77,191,585
  Net increase in accrued interest receivable                            (177,605)       (25,375)
  Net decrease (increase) in other assets                                   5,025       (808,564)
  Net (decrease) increase in accrued interest and other liabilities      (146,242)       508,107
                                                                     -------------  -------------
    Net cash provided by (used in) operating activities                10,803,197     (1,779,764)
                                                                     -------------  -------------

Cash flows from investing activities:
  Proceeds from sales of available-for-sale securities                  9,428,761      5,288,420
  Proceeds from maturities of available-for-sale securities            17,525,829     18,680,555
  Proceeds from maturities of held-to-maturity securities                 850,000        540,808
  Purchase of available-for-sale securities                           (43,030,437)   (32,540,725)
  Purchase of FHLB stock                                                        -       (550,000)
  Net increase in loans                                               (21,321,722)   (26,633,453)
  Net purchase of premises and equipment                                 (866,646)    (2,341,267)
  Proceeds from the sale of other real estate                              71,902         96,390
  Proceeds from the sale of premises and equipment                         30,515         33,981
                                                                     -------------  -------------
    Net cash used in investing activities                             (37,311,798)   (37,425,291)
                                                                     -------------  -------------

Cash flows from financing activities:
  Net increase in deposits                                             31,480,953     46,451,278
  Net (decrease) increase in federal funds purchased and
    securities sold under repurchase agreements                        15,623,326     (7,713,850)
  Proceeds from notes and bonds payable                                         -         50,000
  Advances from Federal Home Loan Bank                                          -     11,000,000
                                                                     -------------  -------------
    Net cash provided by financing activities                          47,104,279     49,787,428
                                                                     -------------  -------------

                   GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                         Consolidated Statements of Cash Flows
                                      (Unaudited)

                                                              Six Months Ended June 30,
                                                              ------------------------
                                                                  2002         2001
                                                              -----------  -----------

    Net increase in cash and cash equivalents                  20,595,678   10,582,373

Cash and cash equivalents at beginning of period               15,509,900   25,994,253

                                                              -----------  -----------
Cash and cash equivalents at end of period                    $36,105,578  $36,576,626
                                                              ===========  ===========
Supplemental disclosures of cash paid during the period for:
          Interest                                            $ 5,917,986  $ 7,524,221
                                                              ===========  ===========
          Income taxes                                        $ 1,980,000  $   997,000
                                                              ===========  ===========
Supplemental disclosures of noncash investing activities -
          Loan foreclosures transferred to other real estate  $    65,979  $   146,236
                                                              ===========  ===========

See  accompanying  notes  to  consolidated  financial  statements.

                GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                  June 30, 2002

Note  1  -  Basis  of  Presentation

The accompanying consolidated financial statements include the accounts of Georgia Bank Financial Corporation and its wholly-owned subsidiary, Georgia Bank & Trust Company (the "Company" or the "Bank"). Significant intercompany transactions and accounts are eliminated in the consolidation.

The financial statements for the three and six months ended June 30, 2002 and 2001 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations and cash flows for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results of operations which the Company may achieve for the entire year.

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

Other comprehensive income for the Company consists of net unrealized gains and losses on investment securities. Total comprehensive income for the three months ended June 30, 2002 was $2,372,607 compared to $1,164,735 for the three months ended June 30, 2001. Total comprehensive income for the six months ended June 30, 2002 was $3,060,358 compared to $2,738,070 for the six months ended June 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking  Statements
---------------------------

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

Critical  Accounting  Policies
------------------------------

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

The allowance for loan losses is based on a loan classification system and consists of three components: the general reserve, specific reserve and an unallocated reserve. The general reserve is calculated based on estimates of inherent losses which probably exist as of the evaluation date. The loss percentages used for this portion of the portfolio, which has not been identified as problem loans, are generally based on historical factors adjusted when necessary for qualitative factors. The general reserve for losses on problem loans is based on a review and evaluation of these loans, taking into consideration financial condition and strengths of the borrower, related collateral, cash flows available for debt repayment, and known and expected trends and conditions. General loss percentages for problem loans are determined based upon historical loss experience and regulatory requirements. For loans considered impaired, specific reserves are provided in the event that the individual collateral analysis on each problem loan indicates that there would be loss upon liquidation of collateral based on the fair value of the collateral if the loan is collateral dependent or if the present value of expected future cash flows is less than the loan balance. In addition to these allocated reserves, the Company has established an unallocated reserve of $1,077,000 at June 30, 2002. The basis for the unallocated reserve is due to loan concentrations, the general economic environment including anticipated layoffs and closings in the area, increases in bankruptcies and new community bank competition. Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management's analysis of potential risk in the loan portfolio.

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

Performance  Overview  -  Net  Income
-------------------------------------

The Company's net income for the second quarter of 2002 was $1,457,000, which was an increase of $441,000 (43.4%) compared to net income of $1,016,000 for the second quarter of 2001. Basic net income per share was $0.61 for the second quarter of 2002 compared to $0.43 for the second quarter of 2001. Net income for the first six months of 2002 was $2,718,000, an increase of $717,000 (35.8%) compared with net income of $2,001,000 for the first six months of 2001. The increase in net income for both the three and six months ended June 30, 2002 was primarily a result of an increase in gain on sales of loans in the secondary market due to increased home purchases and refinancing activity, an increase in income from the Bounce overdraft protection program, a product introduced in late 2001, and an increase in net interest income. Due to the lower interest rates, the Bank experienced decreases in both interest income and interest expense for the three and six months ended June 30, 2002. However, the decrease in interest expense on deposits and other borrowings was greater than the decrease in interest income. The income growth discussed above for the three and six months ended June 30, 2002, was partially offset by increases in salaries and employee benefits expenses due to higher commissions related to the secondary mortgage market volume, increased personnel to support growth, increased incentive compensation, and increased deferred compensation expense. For the six months ended June 30, 2002, there was in increase in the provision for loan losses due to the Company's increased loan volume. Increase in other operating expenses is due to increases in various areas due to growth, with the largest increases noted in processing, marketing, business development, and loan costs.

Total assets increased $50.0 million (10.4%) from December 31, 2001 and $72.7 million (15.9%) from June 30, 2001. For the six months ended June 30, 2002, the $50.0 million of growth was attributable to growth in loans of $14.1 million, investments of $15.7 million, and federal funds sold of $18.4 million. Deposits increased $31.5 million and securities sold under repurchase agreements increased $15.6 million during the six months ended June 30, 2002. For the twelve months ended June 30, 2002, loans increased $39.3 million and investments increased $34.7 million. During the past twelve months, deposits increased $43.2 million, and securities sold under repurchase agreements increased $23.7 million.

The return on average assets for the Company was 1.09% for the six months ended June 30, 2002, compared to .95% for the same period last year. The return on average stockholders' equity was 13.34% for the six months ended June 30, 2002, versus 11.27% for the comparable period in 2001.

Net  Interest  Income
---------------------

Net interest income increased $716,000 (16.9%) over the second quarter of 2001 and $1,447,000 (17.7%) during the first six months of 2002 over the comparable period in 2001. Despite increases in loan volume, interest income on loans decreased due to lower interest rates in 2002. Interest income on investment securities increased due to increased volume. Federal funds sold income decreased primarily due to the lower federal funds interest rate. Interest-earning assets were $500.6 million at June 30, 2002, an increase of $73.3 million over June 30, 2001 and $48.2 million over December 31, 2001.

Despite increases in deposit volumes, interest expense on deposits decreased $1.3 million (31.6%) for the second quarter of 2002 over the second quarter of 2001 and $2.5 million (36.7%) for the six months ended June 30, 2002 over the comparable six-month period ended June 30, 2001, due to lower interest rates during 2002. Increases in other borrowings interest expense in both the three-month and six-month periods ended June 30, 2002 compared to the same periods in 2001 are due to additional advances obtained from the Federal Home Loan Bank in May 2001. Interest expense for securities sold under repurchase agreements decreased in both the three-month and six-month periods ended June 20, 2002 compared to the same periods in 2001 due to lower interest rates, despite the higher volumes.

The Company's net interest margin for the three months and six months ended June 30, 2002 was 4.05% and 4.06%, respectively, compared to 4.27% and 4.14% for the three and six months ended June 30, 2001, respectively.

Noninterest  Income
-------------------

Noninterest income increased $809,000 (45.1%) during the three-month period ended June 30, 2002 compared to the three-month period ended June 30, 2001 and $1.8 million (56.2%) during the six-month period ended June 30, 2002 compared to the six-month period ended June 30, 2001. Fee income from the origination and sale of mortgages in the secondary market increased $337,000 (37.3%) during the three-month period June 30, 2002 compared to the three-month period ended June 30, 2001 and $915,000 (62.7%) during the six-month period ended June 30, 2002 compared to the six-month period ended June 30, 2001. These increases are the result of higher volumes influenced by the low interest rate environment during 2002. Service charges and fees on deposits increased $448,000 (66.1%) and $820,000 (61.40%) during the three and six months ended June 30, 2002, respectively, compared to the three and six months ended June 30, 2001, due primarily to the Bounce overdraft protection program, introduced in October 2001, as well as increases in deposit account balances.

Noninterest  Expense
--------------------

Noninterest expense totaled $4.9 million for the second quarter of 2002, an increase of $809,000 (19.8%) over the second quarter of 2001 and totaled $9.4 million for the six months ended June 30, 2002 an increase of $1.8 million (23.8%), over the comparable period in 2001. Salary expense of $2.2 million and $4.3 million for the three and six months ended June 30, 2002, respectively, increased $181,000 (9.1%) over the second quarter of 2001 and $622,000 (17.0%) over the six months ended June 30, 2001. Increases in mortgage commissions directly related to the secondary mortgage market volume, and overall company growth accounted for these increases. Employee benefits increased $247,000 (43.0%) for the three months ended June 30, 2002 compared to the three months ended June 30, 2001, and $484,000 (45.3%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. These increases are due to increases in incentive compensation, deferred compensation expense and overall Company growth. Occupancy expense increased $59,000 (11.3%) during the three months ended June 30, 2002 when compared to the second quarter of 2001 and $166,000 (17.0%) during the six months ended June 30, 2002 when compared to the six-month period in 2001. These increases are due primarily from increases in depreciation expense due to the new computer system and branch, with a smaller impact from increases for maintenance agreements on the new computer system, rent expense due to the addition of the Nashville, Tennessee mortgage office, property taxes on the computer system and new branch, and decreases in rental income due to utilization of Company property previously rented. Other operating expenses increased $322,000 (32.4%) over the second quarter of 2001 and $543,000 (28.3%) during the first six months of 2002 over the comparable period in 2001. The increase is primarily attributable to increases in processing expense due to the Bounce overdraft protection program, marketing and business development due to increased mortgage production, loan costs due to increased mortgage origination volume and foreclosure expense, insurance and taxes due to additional business license expense, and staff development due to additional staff training.

Income  Taxes
-------------

Income tax expense for the second quarter of 2002 totaled $786,000, an increase of $265,000 from the second quarter of 2001. Income tax expense for the six months ended June 30, 2002 totaled $1,392,000 for an effective tax rate of 33.87% compared to 32.46% for the six months ended June 30, 2001. The increase in the effective tax rate for the six months ended June 30, 2002 is due to a decrease in tax-exempt income. Income taxes are estimated on a quarterly basis.

Asset  Quality
--------------

Table 1 which follows shows the current and prior period amounts of non-performing assets. Non-performing assets were $1.5 million at June 30, 2002, compared to $2.0 million at December 31, 2001 and $1.6 million at June 30, 2001. The ratio of non-performing assets to total loans and other real estate was 0.43% at June 30, 2002, compared to 0.58% at December 31, 2001 and 0.50% at June 30, 2001. The control and monitoring of non-performing assets continues to be management's priority.

Loans past due 90 days or more and still accruing were $0 at June 30, 2002 compared to $0 at December 31, 2001 and $182,000 at June 30, 2001.

Allowance  for  Loan  Losses
----------------------------

The allowance for loan losses represents a reserve for probable loan losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with particular emphasis on impaired, non-accruing, past due, and other loans that management believes require special attention. The determination of the allowance for loan losses is considered a critical accounting policy of the Company. For a discussion of our methodology in determining the allowance, see "Critical Accounting Policies" above.

When reviewing the allowance for loan losses, it is important to understand to whom the Company lends. At June 30, 2002, the loan portfolio is comprised of 72.1% real estate loans, of which 21.5% constitutes construction and acquisition and development loans. Commercial, financial and agricultural loans comprise 14.5%, and consumer loans comprise 13.3% of the portfolio. Loan concentration in the construction and acquisition and development portfolio are inherently an above average lending risk. Additionally, the large increase in local and national rates for personal and business bankruptcies in 2001 and the probability that they will continue to increase in 2002 due to the lag time of a recession's impact on community banks, coupled with the higher unemployment in the Augusta-Aiken MSA compared to others in the state has been evaluated in determining the Company's economic and market risk factor reserves.

A provision for losses in the amount of $415,000 was charged to expense for the quarter ended June 30, 2002 compared to $405,000 for the quarter ended June 30, 2001. The Bounce overdraft protection provision was $47,000 for the three months ended June 30, 2002 compared to $0 for the three months ended June 30, 2001.

At June 30, 2002 the ratio of allowance for loan losses to total loans was 1.58% compared to 1.50% at December 31, 2001 and 1.44% at June 30, 2001. Management considers the current allowance for loan losses appropriate based upon its analysis of the potential risk in the portfolio, although there can be no assurance that the assumptions underlying such analysis will continue to be correct.

Liquidity  and  Capital  Resources
----------------------------------

The Company's liquidity remains adequate to meet operating and loan funding requirements. The loan to deposit ratio at June 30, 2002 was 88.3% compared to 92.0% at December 31, 2001 and 88.0% at June 30, 2001. Loans increased $39.3 million from June 30, 2001 and $14.1 million during the first six months of 2002 while deposits increased $43.2 million from June 30, 2001 and increased $31.5 million during the first six months of 2002. The Company also uses Federal Home Loan Bank borrowings and securities sold under repurchase agreements to fund loan growth. The Company maintains a line of credit with the Federal Home Loan Bank approximating 10% of the Bank's total assets. Federal Home Loan Bank advances are collateralized by eligible first mortgage loans, and specific commercial loans. The Company has a federal funds purchased accommodation with The Bankers Bank, Atlanta, Georgia, for advances up to $12,800,000. Additionally, liquidity needs can be satisfied by the structuring of the maturities of investment securities and the pricing and maturities on loans and deposits offered to customers. There were no increases in FHLB borrowings from June 30, 2001 and from December 31, 2001. Securities sold under repurchase agreements increased $23.7 million from June 30, 2001 and increased $15.6 million from December 31, 2001.

Shareholders' equity to total assets was 8.1% at June 30, 2002 compared to 8.1% at June 30, 2001 and 8.3% at December 31, 2001. This decrease in the ratio from December 31, 2001 is reflective of the growth experienced by the Company. The capital of the Company and the Bank exceeded all required regulatory guidelines at June 30, 2002. The Company's Tier 1 risk-based, total risk-based and leverage capital ratios were 9.78%, 11.45%, and 7.73%, respectively, at June 30, 2002. Table 2 which follows reflects the current regulatory capital levels in more detail, including comparisons to the regulatory minimums.

Management is not aware of any events or uncertainties that are reasonably likely to have a material effect on the Company's liquidity, capital resources or operations.

COMMITMENTS  AND  CONTRACTUAL  OBLIGATIONS
------------------------------------------

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

Unfunded commitments to extend credit where contract amounts represent potential credit risk totaled $73,090,000 at June 30, 2002. These commitments are primarily at variable interest rates.

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

    COMMITMENTS AND               DUE IN       DUE IN       DUE IN       DUE IN       DUE IN
CONTRACTUAL OBLIGATIONS           1 YEAR       2 YEARS      3 YEARS      4 YEARS      5 YEARS
-----------------------------  ------------  -----------  -----------  -----------  -----------
Lines of credit                $ 73,090,000            -            -            -            -
Lease agreements                    121,015      112,885       42,840       11,759            -
Deposits                        189,989,104   75,077,837   54,254,337   23,352,279   24,414,166
Securities sold under
   repurchase agreements         48,079,709            -            -            -            -
FHLB advances                     5,000,000            -            -            -            -
Other borrowings                  1,000,000            -            -            -            -
                               ------------  -----------  -----------  -----------  -----------
   Total commitments and
      contractual obligations  $317,279,828  $75,190,722  $54,297,177  $23,364,038  $24,414,166
                               ============  ===========  ===========  ===========  ===========

Although management regularly monitors the balance of outstanding commitments to fund loans to ensure funding availability should the need arise, management believes that the risk of all customers fully drawing on all these lines of credit at the same time is remote.

Effects  of  Inflation  and  Changing  Prices
---------------------------------------------

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

TABLE  1
--------

                GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                           CONSOLIDATED FINANCIAL DATA
                             (Dollars in Thousands)
                                   (Unaudited)

                               Six Months Ended June 30,
                               -------------------------
PROFITABILITY                      2002         2001
-------------                  -----------  ------------

Return on average assets *           1.09%          .95%

Return on average equity *          13.34%        11.27%

ALLOWANCE FOR LOAN LOSSES
-------------------------

Beginning balance, January 1,  $    5,109   $     4,143
Provision charged to expense        1,085           795
Recoveries                            254            72
Loans charged off                     858           471
                               -----------  ------------
Ending balance, June 30,       $    5,590   $     4,539
                               -----------  ------------

NON-PERFORMING ASSETS        June 30, 2002   December 31, 2001  June 30, 2001
---------------------

Non-accrual loans            $        1,526  $           1,955  $       1,429
Other real estate owned                   0                  0            131
                             --------------  -----------------  -------------

Total non-performing assets  $        1,526  $           1,955  $       1,560
                             ==============  =================  =============


LOANS PAST DUE 90 DAYS OR
MORE AND STILL ACCRUING      $            0  $               0  $         182
                             ==============  =================  =============

*  Annualized


TABLE 2
-------
                                         GEORGIA BANK FINANCIAL CORPORATION
                                                         AND
                                             GEORGIA BANK & TRUST COMPANY
                                           REGULATORY CAPITAL REQUIREMENTS
                                                    JUNE 30, 2002
                                               (Dollars in Thousands)


                                                  Actual            Required             Excess
                                             Amount   Percent    Amount   Percent    Amount   Percent
                                            ------------------  ------------------  ------------------
GEORGIA BANK FINANCIAL CORPORATION
Risk-based capital:
   Tier 1 capital                           $39,564      9.78%   16,188      4.00%    23,376     5.78%
   Total capital                             46,343     11.45%   32,375      8.00%    13,968     3.45%
Tier 1 leverage ratio                        39,564      7.73%   20,481      4.00%    19,083     3.73%


GEORGIA BANK & TRUST COMPANY

Risk-based capital:
   Tier 1 capital                           $41,278     10.24%   16,121      4.00%    25,157     6.24%
   Total capital                             44,609     11.07%   32,242      8.00%    12,367     3.07%
Tier 1 leverage ratio                        41,278      8.09%   20,416      4.00%    20,862     4.09%

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

As of June 30, 2002, there were no substantial changes in the interest rate sensitivity analysis or the sensitivity of market value of portfolio equity for various changes in interest rates calculated as of December 31, 2001. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company's audited consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2001 included in the Company's 2001 Annual Report on Form 10-K.

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

          Not  applicable

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

          Not  applicable

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY-HOLDERS.

     (a) The Annual Meeting of Shareholders was held on April 24, 2002 at the Company's office located at 3530 Wheeler Road, Augusta, Georgia.

     (b) The following directors were elected for a term of one year and until a successor is duly qualified and elected:

               William  J.  Badger
               R.  Daniel  Blanton
               Warren  Daniel
               Edward  G.  Meybohm
               Travers  W.  Paine  III
               Robert  W.  Pollard,  Jr.
               Randolph  R.  Smith
               Ronald  L.  Thigpen
               John  W.  Trulock,  Jr.

     (c) The following matters were voted on at the meeting as was previously identified in the Proxy materials forwarded to each shareholder:

          1. Proposal to elect the nine individuals nominated by management as Directors.

               Votes  were  cast  as  follows:

          Director                     For         Withhold          Abstain
          --------                     ---         --------          -------

          William  J.  Badger          1,966,911          0               59
          R.  Daniel  Blanton          1,964,928      1,983               59
          Warren  Daniel               1,966,911          0               59
          Edward  G.  Meybohm          1,966,911          0               59
          Travers  W.  Paine, III      1,966,911          0               59
          Robert  W. Pollard, Jr.      1,966,911          0               59
          Randolph  R.  Smith,  M.D.   1,966,911          0               59
          Ronald  L.  Thigpen          1,964,928      1,983               59
          John  W.  Trulock,  Jr.      1,966,911          0               59

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

                                GEORGIA  BANK  FINANCIAL  CORPORATION



Date:  August 6, 2002              By:   /s/  Ronald  L. Thigpen
       -------------                  ------------------------------------
..
                                   Ronald  L.  Thigpen
                                   Executive Vice President, Chief Operating
                                   Officer (Duly Authorized Officer of
                                   Registrant and Principal Financial Officer)


Each of the undersigned hereby certifies that this Quarterly Report on Form 10-Q complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and the information contained in such report fairly represents, in all material respects, the financial condition and results of operations of the Company.

This  6th  day  of  August,  2002.

/s/  R.  Daniel  Blanton
------------------------
R.  Daniel  Blanton
President  &
Chief  Executive  Officer
(Principal  executive  officer)


/s/  Ronald  L.  Thigpen
-------------------------
Ronald  L.  Thigpen
Executive  Vice  President  &
Chief  Operating  Officer
(Principal  financial  officer)