Form 10-Q
period 2002-09-30
GEORGIA BANK FINANCIAL CORP /GA
filed 2002-11-13
CIK 880116

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

(Mark One)

 X   Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act
---  of 1934
     For  the  quarterly  period  ended  September  30,  2002.
                                         --------------------

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

     2,385,280 shares of common stock, $3.00 par value per share, issued and outstanding as of September 30, 2002.

                       GEORGIA BANK FINANCIAL CORPORATION
                                    FORM 10-Q
                                      INDEX
                                                                            PAGE
PART  I

   Item 1.  Financial  Statements  (Unaudited)

            Consolidated Balance Sheets as of September 30, 2002 and
                December 31, 2001                                              3
            Consolidated Statements of Income for the Three and Nine
                Months ended September 30, 2002 and September 30, 2001         4

            Consolidated Statements of Cash Flows for the
                Nine Months ended September 30, 2002 and September 30,
                2001                                                           6

            Notes to Consolidated Financial Statements                         8

   Item 2.  Management's  Discussion  and  Analysis  of
                Financial Condition and Results of Operations                 11

   Item 3.  Quantitative and Qualitative Disclosures about Market
                Risk                                                          21

   Item 4.  Controls and Procedures                                           21

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

*    No information submitted under this caption

                                      PART I
                              FINANCIAL INFORMATION

                GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                           Consolidated Balance Sheets
                                   (Unaudited)

                       ASSETS
                                                   September 30,    December 31,
                                                       2002             2001
                                                  ---------------  --------------
Cash and due from banks                           $   15,892,830   $  13,844,022
Federal funds sold                                     4,603,000       1,149,000
Interest-bearing deposits in other banks                 517,118         516,878
                                                  ---------------  --------------
    Cash and cash equivalents                         21,012,948      15,509,900

Investment securities
  Available-for-sale                                 126,199,997     103,599,535
  Held-to-maturity, at cost (fair value of
    $6,667,837 and $7,569,719, respectively)           6,375,930       7,453,215

Loans held for sale                                    5,521,699       9,185,059
Loans                                                377,281,921     330,484,798
  Less allowance for loan losses                      (6,145,853)     (5,109,447)
                                                  ---------------  --------------
    Loans, net                                       376,657,767     334,560,410

Premises and equipment, net                           12,444,342      12,418,033
Accrued interest receivable                            3,507,803       3,330,411
Intangible assets, net                                   166,571         246,635
Other assets                                           4,231,250       4,425,732
                                                  ---------------  --------------

                                                  $  550,596,608   $ 481,543,871
                                                  ===============  ==============

          LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Noninterest bearing                             $   67,065,111   $  56,802,063
  Interest bearing:
    NOW accounts                                      59,675,973      48,819,392
    Savings                                          149,863,261     127,052,190
    Money management accounts                         27,028,373      23,819,452
    Time deposits over $100,000                       83,303,577      61,635,262
    Other time deposits                               39,614,298      51,020,238
                                                  ---------------  --------------
                                                     426,550,593     369,148,597
Federal funds purchased and securities sold
  under repurchase agreements                         43,648,204      32,456,383
Advances from Federal Home Loan Bank                  30,000,000      35,000,000
Other borrowed funds                                   1,000,000       1,000,000
Accrued interest and other liabilities                 4,207,380       3,940,297
                                                  ---------------  --------------
      Total liabilities                              505,406,177     441,545,277
                                                  ---------------  --------------

Stockholders' equity
  Common stock, $3.00 par value; authorized 10,000,000
    shares; issued 2,404,051 in 2002 and 2001;
    outstanding 2,385,280 in 2002 and 2001             7,212,153       7,212,153
  Additional paid-in capital                          30,586,925      30,586,925
  Retained earnings                                    5,840,287       1,461,309
  Treasury Stock, at cost, 18,771 shares                (507,360)       (507,360)
  Accumulated  other comprehensive income              2,058,426       1,245,567
                                                  ---------------  --------------
      Total stockholders' equity                      45,190,431      39,998,594
                                                  ---------------  --------------

                                                  $  550,596,608   $ 481,543,871
                                                  ===============  ==============

See accompanying notes to consolidated financial statements.

                          GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                                  Consolidated Statements of Income

                                             (Unaudited)

                                                       Three Months Ended       Nine Months Ended
                                                         September  30,           September  30,
                                                     ----------------------  ------------------------
                                                        2002        2001        2002         2001
                                                     ----------  ----------  -----------  -----------
Interest Income:
  Loans, including fees                              $6,313,600  $6,715,133  $18,136,196  $20,110,741
  Investment securities                               1,679,996   1,492,678    5,050,156    4,169,423
  Federal funds sold                                     43,138     148,626      109,278      393,802
  Interest bearing deposits in other banks                4,016       6,720       13,473       21,897
                                                     ----------  ----------  -----------  -----------
    Total interest income                             8,040,750   8,363,157   23,309,103   24,695,863
                                                     ----------  ----------  -----------  -----------

Interest Expense:
  Deposits                                            2,150,354   3,162,567    6,518,898   10,062,338
  Federal funds purchased and securities sold
    under repurchase agreements                         166,100     145,647      468,664      599,844
  Other borrowings                                      494,432     477,418    1,474,615    1,286,042
                                                     ----------  ----------  -----------  -----------
      Total interest expense                          2,810,886   3,785,632    8,462,177   11,948,224
                                                     ----------  ----------  -----------  -----------

Net Interest Income                                   5,229,864   4,577,525   14,846,926   12,747,639

Provision for loan losses                               789,096     405,000    1,873,914    1,200,000
                                                     ----------  ----------  -----------  -----------

Net interest income after provision for loan losses   4,440,768   4,172,525   12,973,012   11,547,639
                                                     ----------  ----------  -----------  -----------

Noninterest Income:
  Service charges and fees on deposits                1,112,141     633,354    3,267,795    1,968,833
  Gain on sale of loans                               1,667,854   1,093,858    4,042,738    2,553,258
  Investment securities gain, net                       118,147       3,718      171,013       18,702
  Retail investment income                               49,242      37,639      188,672      140,717
  Trust service fees                                     57,839      33,651      155,044       93,648
  Miscellaneous income                                  107,402     125,045      301,793      361,521
                                                     ----------  ----------  -----------  -----------
Total noninterest income                              3,112,625   1,927,265    8,127,055    5,136,679
                                                     ----------  ----------  -----------  -----------

Noninterest Expense:
  Salaries                                            2,344,056   2,087,036    6,623,229    5,743,985
  Employee benefits                                     716,217     561,846    2,266,876    1,628,778
  Occupancy expenses                                    577,230     556,888    1,718,863    1,532,516
  Other operating expenses                            1,412,959   1,025,286    3,878,120    2,947,145
                                                     ----------  ----------  -----------  -----------
    Total noninterest expense                         5,050,462   4,231,056   14,487,088   11,852,424
                                                     ----------  ----------  -----------  -----------

      Income before income taxes                      2,502,931   1,868,734    6,612,979    4,831,894

Income tax expense                                      842,000     631,000    2,234,000    1,592,724
                                                     ----------  ----------  -----------  -----------

      Net ncome                                      $1,660,931  $1,237,734  $ 4,378,979  $ 3,239,170
                                                     ==========  ==========  ===========  ===========

                     GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                             Consolidated Statements of Income

                                     (Unaudited)

                                             Three  Months  Ended     Nine  Months  Ended
                                                September  30,          September  30,
                                            ----------------------  ----------------------
                                               2002        2001        2002        2001
                                            ----------  ----------  ----------  ----------
Basic net income per share                  $     0.70  $     0.52  $     1.84  $     1.36
                                            ==========  ==========  ==========  ==========

Diluted net income per share                $     0.69  $     0.52  $     1.83  $     1.35
                                            ==========  ==========  ==========  ==========

Weighted average common shares outstanding   2,385,280   2,385,280   2,385,280   2,385,280
                                            ==========  ==========  ==========  ==========

Weighted average number of common and
  common equivalent shares outstanding       2,400,563   2,391,477   2,396,322   2,391,218
                                            ==========  ==========  ==========  ==========

See accompanying notes to consolidated financial statements.

                                GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                                      Consolidated Statements of Cash Flows
                                                   (Unaudited)

                                                                                   Nine Months Ended September 30,
                                                                                        2002            2001
                                                                                   --------------  --------------
Cash flows from operating activities
  Net income                                                                       $   4,378,979   $   3,239,170
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities
      Depreciation and amortization                                                    1,028,867         913,072
      Provision for loan losses                                                        1,873,914       1,200,000
      Net investment securities gains                                                   (171,013)        (18,702)
      Net amortization (accretion) of premium / discount on investment securities        302,623         (41,501)
      Loss on disposal of premises and equipment                                          28,252          49,470
      Gain on the sale of other real estate                                               (5,923)           (132)
      Gain on sale of loans                                                           (4,042,738)     (2,553,258)
      Real estate loans originated for sale                                         (168,336,711)   (134,000,120)
      Proceeds from sales of real estate loans                                       176,042,809     130,868,648
      Net (increase) decrease in accrued interest receivable                            (177,392)         35,021
      Net increase in other assets                                                      (248,656)       (890,474)
      Net increase in accrued interest and other liabilities                             267,083         594,369
                                                                                   --------------  --------------
        Net cash provided by (used in) operating activities                           10,940,094        (604,437)
                                                                                   --------------  --------------

Cash flows from investing activities
      Proceeds from sales of available-for-sale securities                            12,750,167       7,057,721
      Proceeds from maturities of available-for-sale securities                       32,592,286      25,356,674
      Proceeds from maturities of held-to-maturity securities                          1,070,000       1,150,808
      Purchase of available-for-sale securities                                      (66,811,244)    (50,678,772)
      Purchase of Federal Home Loan Bank stock                                                 -        (550,000)
      Net increase in loans                                                          (47,700,610)    (36,774,598)
      Net purchase of premises and equipment                                          (1,061,140)     (2,598,570)
      Proceeds from the sale of other real estate                                         71,902          96,390
      Proceeds from the sale of premises and equipment                                    57,776          33,981
                                                                                   --------------  --------------
        Net cash used in investing activities                                        (69,030,863)    (56,906,366)
                                                                                   --------------  --------------

Cash flows from financing activities
      Net increase in deposits                                                        57,401,996      52,116,255
      Net increase (decrease) in federal funds purchased and
        securities sold under repurchase agreements                                   11,191,821      (3,440,772)
      Advances from Federal Home Loan Bank                                                     -      11,000,000
      Payments of Federal Home Loan Bank advances                                     (5,000,000)              -
      Payments for fractional shares from stock dividend                                       -          (8,519)
                                                                                   --------------  --------------
        Net cash provided by financing activities                                     63,593,817      59,666,964
                                                                                   --------------  --------------

                 GEORGIA  BANK  FINANCIAL  CORPORATION  AND  SUBSIDIARY
                         Consolidated Statements of Cash Flows
                                      (Unaudited)

                                                              Nine Months Ended September 30,
                                                                 2002                2001
                                                              -----------         -----------

      Net increase in cash and cash equivalents                 5,503,048           2,156,161

Cash and cash equivalents at beginning of period               15,509,900          25,994,253

                                                              -----------         -----------
Cash and cash equivalents at end of period                    $21,012,948         $28,150,414
                                                              ===========         ===========
Supplemental disclosures of cash paid during the period for:
    Interest                                                  $ 9,058,203         $12,099,752
                                                              ===========         ===========
    Income taxes                                              $ 2,480,000         $ 1,096,406
                                                              ===========         ===========
Supplemental disclosures of noncash investing activities:
    Loan foreclosures transferred to other real estate        $    65,979         $   146,236
                                                              ===========         ===========

See accompanying notes to consolidated financial statements.

                GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                               September 30, 2002

Note  1  -  Basis  of  Presentation

The accompanying consolidated financial statements include the accounts of Georgia Bank Financial Corporation and its wholly-owned subsidiary, Georgia Bank & Trust Company (the "Company" or the "Bank"). Significant intercompany transactions and accounts are eliminated in the consolidation.

The financial statements for the three and nine months ended September 30, 2002 and 2001 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations and cash flows for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results of operations which the Company may achieve for the entire year.

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

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to all entities. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long lived asset, except for certain lease obligations. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management does not expect the adoption of SFAS No. 143 to have a material effect on its financial condition or results of operations.

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

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. SFAS No. 145 requires that in certain circumstances previous items classified as extraordinary that do not meet the criteria in Opinion 30 must be reclassified. The Statement is effective for fiscal years beginning after May 15, 2002.
Management does not expect the adoption of SFAS No. 145 to have a material effect on the Company's financial condition or results of operations.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF Issue No. 94-3. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002. Management does not anticipate that SFAS No. 146 will have a material impact on the Company's financial condition or results of operations.

In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions. SFAS No. 147 removes financial acquisitions of financial institutions from the scope of both SFAS No. 72, "Accounting for Certain

Acquisitions of Banking or Thrift Institutions, and FASB Interpretation No. 9, "Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method" and requires that those transactions be accounted for in accordance with FASB Statements No. 141, "Business Combinations, and No. 142, "Goodwill and Other Intangible Assets". In addition, SFAS No. 147 amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. SFAS No. 147's transition provisions require affected institutions to reclassify their SFAS No. 72 goodwill as SFAS No. 142 goodwill as of the date the Company initially applied SFAS No. 142 in its entirety. The adoption of SFAS No. 147 will not have a material impact on the Company's financial condition or results of operations.



Note  3  -  Comprehensive  Income

Other comprehensive income for the Company consists of net unrealized gains and losses on investment securities. Total comprehensive income for the three months ended September 30, 2002 was $2,131,480 compared to $2,267,868 for the three months ended September 30, 2001. Total comprehensive income for the nine months ended September 30, 2002 was $5,191,838 compared to $5,005,938 for the nine months ended September 30, 2001.

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

The allowance for loan losses is based on a loan classification system and consists of three components: the general allowance, a specific allowance and an unallocated allowance. The general allowance is calculated based on estimates of inherent losses which probably exist as of the evaluation date. The loss percentages used for this portion of the portfolio, which has not been identified as problem loans, are generally based on historical factors adjusted when necessary for qualitative factors. The general allowance for losses on problem loans is based on a review and evaluation of these loans, taking into consideration financial condition and strengths of the borrower, related collateral, cash flows available for debt repayment, and known and expected trends and conditions. General loss percentages for problem loans are determined based upon historical loss experience and regulatory requirements. For loans considered impaired, specific allowances are provided in the event that the individual collateral analysis on each impaired loan indicates that there would be loss upon liquidation of collateral based on the fair value of the collateral if the loan is collateral dependent, or if the present value of expected future cash flows is less than the loan balance. In addition to these allocated allowances, the Company has established an unallocated allowance of $10,000 at September 30, 2002. Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management's analysis of potential risk in the loan portfolio.

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

Performance  Overview  --  Net  Income
--------------------------------------

The Company's net income for the third quarter of 2002 was $1,661,000 which was an increase of $423,000 (34.2%) compared to net income of $1,238,000 for the third quarter of 2001. Basic net income per share for the three months ended
September  30,  2002  was  $0.70  compared  to  $0.52 for the three months ended
September 30, 2001. Net income for the first nine months of 2002 was $4,379,000, an increase of $1,140,000 (35.2%) when compared to net income of $3,239,000 for the first nine months of 2001. Basic net income per share for the nine months ended September 30, 2002 was $1.84 compared to $1.36 for the nine months ended September 30, 2001. The increase in net income for both the three and nine months ended September 30, 2002 compared to the same periods in 2001 was primarily a result of an increase in gain on sales of loans in the secondary market due to increased home purchases and refinancing activity, an increase in income from the Bounce overdraft protection program, a product introduced in late 2001, and an increase in net interest income. Due to the lower interest rates, the Bank experienced decreases in both loan interest income and deposit interest expense for the three and nine months ended
September 30, 2002 compared to the three and nine months ended September 30, 2001. However, the decrease in interest expense on deposits was greater than the decrease in loan interest income. Interest income from investment securities increased due to higher volume. The income growth discussed above for the three and nine months ended September 30, 2002, was partially offset by increases in salaries and employee benefits expenses due to higher commissions related to the secondary mortgage market volume, increased personnel to support growth, 401K employer contributions, incentive compensation, and deferred compensation expense. For the three and nine months ended September 30, 2002 compared to the three and nine months ended September 30, 2001, there was an increase in the provision for loan losses due to the Company's increased loan volume and classified loans. Increase in other operating expenses is due to increases in various areas resulting from growth, with the largest increases noted in processing, marketing, business development, professional fees, loan costs, contributions, and operational losses due to a prepayment penalty of $94,000 resulting from the early pay off of a fixed rate FHLB advance.

The annualized return on average assets for the Company was 1.14% for the nine months ended September 30, 2002, compared to .99% for the same period last year. The annualized return on average stockholders' equity was 13.92% for the nine months ended September 30, 2002 compared to 11.86% for the comparable period in 2001.

Total assets of $550.6 million at September 30, 2002 reflects an increase of $69.1 million (14.34%) from year-end 2001 and an increase of $79.6 million (16.9%) over September 30, 2001. The growth in total assets has been largely due to growth in the loan and investment portfolios. Total loans at September 30, 2002 were $382.8 million representing an increase of $43.1 million (12.7%) from December 31, 2001 and an increase of $57.6 million (17.7%) from September 30, 2001. Investment securities increased $21.5 million (19.4%) from December 31, 2001 and $29.9 million (29.1%) from September 30, 2001.

Total deposits have grown $57.4 million (15.6%) since December 31, 2001 and $63.5 million (17.5%) since September 30, 2001. Additionally, securities sold under repurchase agreements have increased $11.2 million (34.5%) since December 31, 2001 and $15.0 million (52.3%) since September 30, 2001. The Company has decreased its advances from the Federal Home Loan Bank by $5.0 million (14.3%) since December 31, 2001 and September 30, 2001.

Net  Interest  Income
---------------------

Net interest income increased $652,000 (14.3%) in the third quarter of 2002 compared to the third quarter of 2001 and $2.1 million (16.5%) during the first nine months of 2002 compared to the same period in 2001. Despite increases in loan volume, interest income on loans decreased $402,000 (6.0%) for the three-month period and $2.0 million (9.8%) for the nine-month period due to lower interest rates in 2002. Interest income on investment securities increased $187,000 (12.5%) and $881,000 (21.1%) for the three and nine-months periods ended September 30, 2002, respectively, compared to the same periods in 2001 due to higher volume. Interest income on federal funds sold decreased primarily due to the lower federal funds interest rate. Despite increases in deposit volumes, interest expense on deposits decreased $1.0 million (32.0%) and $3.5 million (35.2%) during the three and nine-month periods ended September 30, 2002, respectively, compared to the same periods in 2001 due to lower interest rates during 2002. Interest expense for securities sold under repurchase agreements increased for the third quarter of 2002 as compared with the third quarter of 2001, due to the higher average volume during the third quarter of 2002. For the first nine months of 2002 as compared to the first nine months of 2001, interest expense on securities sold under repurchase agreements decreased $131,000 (21.9%) due to the lower interest rates, despite the higher volume.

Increases in other borrowings interest expense in both the three-month and nine-month periods ended September 30, 2002 of $17,000 (3.6%) and $189,000
(14.7%), respectively, compared to the same periods in 2001 are due to additional advances obtained from the Federal Home Loan Bank in May 2001.

The Company's net interest margin for the three months and nine months ended September 30, 2002 was 4.02% and 4.03%, respectively, compared to 4.15% and 4.14% for the three and nine months ended September 30, 2001, respectively.

Noninterest  Income
-------------------

Noninterest income for the respective periods in 2002 increased $1.2 million (61.5%) compared to the three-month period ended September 30, 2001 and $3.0 million (58.2%) compared to the nine-month period ended September 30, 2001. The increase for both periods in noninterest income was primarily attributable to increases in gain on sale of mortgage loans in the secondary market of $574,000 (52.5%) over the third quarter 2001 and $1.5 million (58.3%) over the nine months ended September 30, 2001. These increases are attributable to the low interest rates resulting in higher levels of home purchases and refinancings. Service charges and fees on deposits increased $479,000 (75.6%) from the third quarter 2001 and increased $1.3 million (66.0%) over the nine months ended September 30, 2001, due primarily to the Bounce overdraft protection program, introduced in October 2001, as well as increases in deposit account balances. Gain on sale of investment securities increased $114,000 (3077.6%) compared to the three-month period ended September 30, 2001 and $152,310 (814.4%) compared to the nine-month period ended September 30, 2001.

Noninterest  Expense
--------------------

Noninterest expense for the respective periods in 2002 increased $819,000 (19.4%) from the third quarter of 2001 and increased $2.6 million (22.2%) over the first nine months of 2001. Salary expense increased $257,000 (12.3%) in the third quarter of 2002 compared to the third quarter of 2001 and increased $879,000 (15.3%) for the nine month period ended September 30, 2002 when compared to the nine months ended September 30, 2001. The increases in salary expense for both the quarter and nine-month period are primarily the result of increased mortgage commissions directly related to the secondary mortgage market volume, the additional personnel for the Furys Ferry branch opened in June 2001, and overall Company growth. Employee benefits expense increased $154,000 (27.5%) over the third quarter of 2001 and $638,000 (39.2%) over the first nine months of 2001, primarily due to additional 401K expense, incentive compensation, and deferred compensation expense. Increases in premises and fixed assets expense of $20,000 (3.7%) over the third quarter of 2001 and $186,000 (12.2%) over the comparable nine months of 2001 primarily resulted from depreciation expense associated with the Furys Ferry branch, the core software system installed in May 2001, as well as, the network upgrade and new personal computers installations in May 2002. The increase in other operating expenses of $388,000 (37.8%) over the three months ended September 30, 2001 and $931,000 (31.6%) over the nine months ended September 30, 2001 are primarily due to increases in processing expense, primarily due to the Bounce overdraft protection program, increases in business development expenses primarily due to the Company's celebration of reaching $500 million in total assets, professional fees primarily related to FDICIA internal control expense and advisory and consulting fees, and operational losses related to a Federal Home Loan Bank advance prepayment fee.

Income  Taxes
-------------

Income tax expense in the third quarter of 2002 totaled $842,000, an increase of $211,000 over the third quarter of 2001. Income tax expense of $2,234,000 for the first nine months of 2002 reflects an increase of $641,000 over the comparable nine month period in 2001. The effective tax rate for the nine months ended September 30, 2002 and 2001 was 33.8% and 33.0%, respectively. The increase in the effective tax rate is primarily due to a decrease in tax-exempt income. Income taxes are estimated on a quarterly basis.

Asset  Quality
--------------

Table 1 shows the current and prior period amounts of non-performing assets. Non-performing assets were $2.8 million at September 30, 2002, compared to $2.0 million at December 31, 2001 and $1.7 million at September 30, 2001. The ratio of non-performing assets to total loans and other real estate was 0.74% at September 30, 2002, compared to 0.58% at December 31, 2001 and 0.53% at
September 30, 2001. The control and monitoring of non-performing assets continues to be a priority of management.

Loans past due 90 days or more and still accruing were $60,000 at September 30, 2002 compared to $0 at December 31, 2001 and $5,000 at September 30, 2001.

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

When reviewing the allowance for loan losses, it is important to understand to whom the Company lends. At September 30, 2002, the loan portfolio is comprised of 70.0% real estate loans, of which 20.6% constitutes construction and acquisition and development loans. Commercial, financial and agricultural loans comprise 17.3%, and consumer loans comprise 12.7% of the portfolio. Loan concentration in the construction and acquisition and development portfolio are inherently an above average lending risk. Additionally, the large increase in local and national rates for personal and business bankruptcies in 2001 and the probability that they will continue to increase in 2002 due to the lag time of a recession's impact on community banks, coupled with the higher unemployment in the Augusta-Aiken MSA compared to others in the state has been evaluated in determining the Company's economic and market risk factor reserves.

A provision for losses in the amount of $789,000 was charged to expense for the quarter ended September 30, 2002 compared to $405,000 for the quarter ended September 30, 2001. The increase in the provision for loan losses for the third quarter of 2002 as compared with the third quarter of 2001 is due to increased loan volume and an increase in classified loans. The Bounce overdraft protection provision was $71,000 for the three months ended September 30, 2002 compared to $0 for the three months ended September 30, 2001, due to the introduction of the Bounce overdraft protection program in late October of 2001.

At September 30, 2002 the ratio of allowance for loan losses to total loans was 1.61% compared to 1.50% at December 31, 2001 and 1.46% at September 30, 2001. Management considers the current allowance for loan losses appropriate based upon its analysis of the potential risk in the portfolio, although there can be no assurance that the assumptions underlying such analysis will continue to be correct.

Liquidity  and  Capital  Resources
----------------------------------

The Company's liquidity remains adequate to meet operating and loan funding requirements. The loan to deposit ratio at September 30, 2002 was 89.7% compared to 92.0% at December 31, 2001 and 89.6% at September 30, 2001. Loans increased $57.6 million from September 30, 2001 and $46.8 million during the first nine months of 2002 while deposits increased $63.5 million from September 30, 2001 and increased $57.4 million during the first nine months of 2002. The Company also uses Federal Home Loan Bank borrowings and securities sold under repurchase agreements to fund loan growth. The Company maintains a line of credit with the Federal Home Loan Bank approximating 10% of the Bank's total assets. Federal Home Loan Bank advances are collateralized by eligible first mortgage loans, and specific commercial loans. There was a Federal Home Loan Bank advance $5.0 million prepayment since September 2001 and December 2001. Securities sold under repurchase agreements increased $15.0 million from September 30, 2001 and increased $11.2 million from December 31, 2001. The Company has federal funds purchased accommodations with The Bankers Bank, Atlanta, Georgia, for advances up to $12,800,000 and with SunTrust Bank, Atlanta, Georgia, for advances up to $10,000,000. The Company maintains repurchase lines of credit with SunTrust Robinson Humphrey, Atlanta, Georgia, for advances up to $10,000,000 and with The Bankers Bank, Atlanta, Georgia, up to $10,000,000. Additionally, liquidity needs can be satisfied by the structuring of the maturities of investment securities and the pricing and maturities on loans and deposits offered to customers.

Shareholders' equity to total assets was 8.2% at September 30, 2002 compared to 8.4% at September 30, 2001 and 8.3% at December 31, 2001. This decrease in the ratio is reflective of the growth experienced by the Company. The capital of the Company and the Bank exceeded all required regulatory guidelines at September 30, 2002. The Company's Tier 1 risk-based, total risk-based and leverage capital ratios were 10.07%, 11.32%, and 7.97%, respectively, at September 30, 2002. Table 2 which follows reflects the current regulatory capital levels in more detail, including comparisons to the regulatory minimums.

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

Unfunded commitments to extend credit where contract amounts represent potential credit risk totaled $71,623,000 at September 30, 2002. These commitments are primarily at variable interest rates.

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

       Commitments and            Due in       Due in       Due in       Due in       Due in
   Contractual Obligations        1 Year       2 Years      3 Years      4 Years      5 Years
-----------------------------  ------------  -----------  -----------  -----------  -----------
Lines of credit                $ 71,623,000            -            -            -            -
Lease agreements                    130,051      128,268       33,969       21,560       12,575
Deposits                        203,351,839   74,262,676   62,430,821   24,996,648   25,675,424
Securities sold under
  repurchase agreements          43,648,204            -            -            -            -
Other borrowings                  1,000,000            -            -            -            -
                               ------------  -----------  -----------  -----------  -----------
  Total commitments and
    contractual obligations    $319,753,094  $74,390,944  $62,464,790  $25,018,208  $25,687,999
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
--------

                GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                           CONSOLIDATED FINANCIAL DATA
                             (Dollars in Thousands)
                                   (Unaudited)

                                            Nine  Months  Ended  September  30,
                                            -----------------------------------
PROFITABILITY                                  2002                    2001
-------------                                 -------                 -------

Return on average assets *                      1.14%                    .99%

Return on average equity *                     13.92%                  11.86%

ALLOWANCE FOR LOAN LOSSES
-------------------------

Beginning balance, January 1                  $5,109                  $4,143
Provision charged to expense                   1,874                   1,200
Recoveries                                       380                     125
Loans charged off                              1,217                     712
                                              -------                 -------
Ending balance, September 30                  $6,146                  $4,756
                                              =======                 =======

NON-PERFORMING ASSETS        September 30, 2002   December 31, 2001   September 30, 2001
---------------------
Non-accrual loans            $             2,840  $            1,955  $             1,587
Other real estate owned                        0                   0                  130
                             -------------------  ------------------  -------------------
Total non-performing assets  $             2,840  $            1,955  $             1,717
                             ===================  ==================  ===================


LOANS PAST DUE 90 DAYS OR
MORE AND STILL ACCRUING      $                60  $                0  $                 5
                             ===================  ==================  ===================

*  Annualized

TABLE  2
--------

                       Georgia Bank Financial Corporation
                                       and
                           Georgia Bank & Trust Company
                         Regulatory Capital Requirements
                                September 30, 2002
                             (Dollars In Thousands)


                            Actual           Required          Excess
                       Amount   Percent   Amount  Percent   Amount  Percent
                       -----------------  ----------------  ---------------
Georgia Bank Financial Corporation

Risk-based capital:
  Tier 1 capital       $42,966    10.07%  17,073     4.00%  25,893     6.07%
  Total capital         48,311    11.32%  34,146     8.00%  14,165     3.32%
Tier 1 leverage ratio   42,966     7.97%  21,559     4.00%  21,407     3.97%


Georgia Bank & Trust Company

Risk-based capital:
  Tier 1 capital       $41,245     9.70%  17,007     4.00%  24,238     5.70%
  Total capital         46,570    10.95%  34,014     8.00%  12,556     2.95%
Tier 1 leverage ratio   41,245     7.68%  21,493     4.00%  19,752     3.68%

Item  3.  Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2002, there were no substantial changes in the interest rate sensitivity analysis or the sensitivity of market value of portfolio equity for various changes in interest rates calculated as of December 31, 2001. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company's audited consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2001 included in the Company's 2000 Annual Report on Form 10-K.

Item  4.  Controls  and  Procedures

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Operating Officer (who serves as the Company's principal financial officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Operating Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation, and there have been no corrective actions with respect to significant deficiencies and material weaknesses.

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

                                         GEORGIA BANK FINANCIAL CORPORATION



Date:  November 8, 2002                  By:  /s/  Ronald L. Thigpen
       -----------------                     -----------------------------------
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

This 8th day of November, 2002.

/s/  R.  Daniel  Blanton
------------------------
R.  Daniel  Blanton
President  &
Chief  Executive  Officer
(Principal  executive  officer)

/s/  Ronald  L.  Thigpen
------------------------
Ronald  L.  Thigpen
Executive Vice President &
Chief Operating Officer
(Principal financial officer)

                                  Certification

I,  R.  Daniel  Blanton,  certify  that:

1. I have reviewed this quarterly report on Form 10-Q of Georgia Bank Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 8, 2002



     /s/  R.  Daniel  Blanton
     -----------------------------------
     President & Chief Executive Officer

                                  Certification


I, Ronald L. Thigpen, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Georgia Bank Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 8, 2002



     /s/  Ronald  L.  Thigpen
     -----------------------------
     Executive Vice President &
     Chief Operating Officer
     (Principal Financial Officer)