Form 10-K
period 2002-12-31
GEORGIA BANK FINANCIAL CORP /GA
filed 2003-03-19
CIK 880116

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒            Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

for the fiscal year ended December 31, 2002

OR

☐            Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

for the transition period from ____________________ to ____________________.

Commission File Number 0-24172

GEORGIA BANK FINANCIAL CORPORATION

(Exact Name of Registrant as Specified in its Charter)

GEORGIA (State or Other Jurisdiction of Incorporation or Organization	58-2005097 (I.R.S. Employer Identification No.)

3530 Wheeler Road Augusta, Georgia (Address of Principal Executive Office)	30909 (Zip Code)

Registrant’s Telephone Number, Including Area Code: (706) 738-6990

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, par value $3.00 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2):
Yes ☐ No ☒

The number of shares outstanding of the Registrant’s Common Stock, as of March 17, 2003 was 2,385,280. The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 17, 2003, based on the last sale price of $44.00 per share on such date was approximately $46,711,896.

Certain portions of the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 16, 2003 (the “Proxy Statement”) filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934, as amended, are incorporated by reference into this Form 10-K. Other than those portions of the Proxy Statement specifically incorporated by reference pursuant to Items 10 through 13 of Part III hereof, no other portions of the Proxy Statement shall be deemed so incorporated.

Item 1.            Description of Business

General

Georgia Bank Financial Corporation (the “Company”) is a Georgia corporation that is a bank holding company registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “BHCA”). The Company had total consolidated assets of $569.8 million, total deposits of $439.6 million and total stockholders’ equity of $46.7 million at December 31, 2002. Through its wholly-owned subsidiary, Georgia Bank & Trust Company of Augusta (the “Bank”), the Company operates a total of seven banking offices in the greater Augusta area in Richmond and Columbia Counties, Georgia. The Bank also has mortgage operations in Augusta, Georgia, Savannah, Georgia, and Nashville, Tennessee.

The Bank is community oriented and focuses primarily on offering real estate, commercial and consumer loans and various deposit and other services to individuals, small to medium sized businesses and professionals in its market area. The Bank is the only locally owned and managed commercial bank operating in Richmond and Columbia Counties. Each member of the Company’s management team is a banking professional with many years of experience in the Augusta market with this and other banking organizations. A large percentage of Bank management has worked together for many years. The Bank competes against the larger regional and super-regional banks operating in its market by emphasizing the stability and accessibility of its management, management’s long-term familiarity with the market, immediate local decision making and the pride of local ownership.

The Bank was organized by a group of local citizens from Richmond and Columbia Counties and commenced business from the main office location at 3530 Wheeler Road in Augusta on August 28, 1989. The Bank opened its first Augusta branch at 3111 Peach Orchard Road in December 1991 and its second Augusta branch at 1530 Walton Way in December 1992. The Bank became a subsidiary of the Company in February 1992 as a result of its holding company reorganization. The Company acquired FCS Financial Corporation and First Columbia Bank (“First Columbia”) on December 31, 1992. This allowed the Company to expand into neighboring Columbia County. In July 1993, First Columbia merged into the Bank, and the Bank now operates the former main office of First Columbia at 4105 Columbia Road, Martinez, Georgia as a branch. The Bank opened a second branch in Columbia County in November 1994 that is located in Evans, Georgia. In October 1995, the Bank opened its sixth banking office at 3133 Washington Road. The company opened a full service branch in May 2001 in Martinez, Georgia, the third Columbia County branch.

The Bank was founded with an experienced management team, and that team has continued to expand with the growth of the Bank. The Bank’s President and Chief Executive Officer, R. Daniel Blanton, was involved in the organization of the Bank in 1988 and previously served with a predecessor to First Union National Bank, Georgia State Bank, for over 13 years. With the acquisition of First Columbia, the Bank obtained its Executive Vice President and Chief

Operating Officer, Ronald L. Thigpen, who had served as Chief Executive Officer of First Columbia since 1991, and before that served in various capacities with First Union National Bank and its predecessors. J. Pierce Blanchard, Jr., Executive Vice President-Business Development, joined the team in 1994. He previously served for six years as President of Citizens Bank & Trust Company in Evans, Georgia, and had prior experience with First Union National Bank and its predecessors. The Bank’s senior loan officer and Group Vice President, Tom C. McLaughlin, has been associated with the Bank for nine years, and worked together previously with Mr. Blanton at Georgia State Bank, a predecessor to First Union National Bank. Regina W. Mobley, Group Vice President, Bank Operations has been with the Bank since the acquisition of First Columbia Bank. With over 26 years of bank operations experience, she previously served First Columbia Bank and C&S National Bank, as predecessor of Bank of America.

Market Area

The Bank’s market area includes Richmond and Columbia Counties and is centered in West Augusta. This area represents a significant portion of the Augusta-Aiken metropolitan area. Augusta-Aiken is one of 318 metropolitan statistical areas (MSA) in the United States and its 2000 population of 478,200 ranked 107th in the nation. During the 1990 to 2000 period, the Augusta-Aiken metropolitan area had the fourth fastest growing population among Georgia’s metropolitan areas. The 2000 census shows the Augusta-Aiken area’s population at 477,441 at April 1, 2000. The Augusta market area has a diversified economy based principally on government, transportation, public utilities, health care, manufacturing, and wholesale and retail trade. Augusta is one of the leading medical centers in the Southeast. Significant medical facilities include the Medical College of Georgia, the University Hospital, Veteran’s Administration Hospital, Dwight D. Eisenhower Hospital, Gracewood State School and Hospital, Columbia/Augusta Regional Hospital and St. Joseph’s Hospital. Other major employers in the Augusta market area include the Fort Gordon military installation, E-Z Go (golf car manufacturer), International Paper Company (bleached paper board manufacturer), Thermal Ceramics (insulating material manufacturer), President Baking Company (cookie manufacturer), John Deere (tractor manufacturer) and Club Car (golf car manufacturer). The area is served by Interstate 20, which connects it to Atlanta, 140 miles to the west and Columbia, South Carolina, 70 miles to the east. Augusta is also served by a major commercial airport (Bush Field) and a commuter airport (Daniel Field). The average unemployment rate for the Augusta-Aiken MSA was 4.6% in 2000, and 5.0% in 2001. Between June 2001 and June 2002 (the latest date for which FDIC information is available), total commercial bank and thrift deposits in Richmond County increased 5.0% from $2.0 billion to $2.1 billion, and total commercial bank and thrift deposits in Columbia County increased 10.8% from $640.1 million to $709.2 million. At June 30, 2002, the Bank has 12.3% of all deposits in Richmond County and 19.8% in Columbia County. In both Richmond and Columbia Counties, the Bank has 14.2% of all deposits and is the second largest depository institution. The demographic information as presented above is based upon information and estimates provided by the Selig Center for Economic Growth at the University of Georgia, Georgia Department of Labor and the Federal Deposit Insurance Corporation.

Lending Activities

General

The Bank offers a wide range of lending services, including real estate, commercial and consumer loans, to individuals, small to medium-sized businesses and professionals that are located in, or conduct a substantial portion of their business in, the Bank’s market area. The Bank’s total loans at December 31, 2002, were $396.7 million, or 73.3% of total interest-earning assets. An analysis of the composition of the Bank’s loan portfolio is set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Composition of Loan Portfolio.”

Real Estate Loans. Loans secured by real estate are the primary component of the Bank’s loan portfolio, constituting $291.0 million, or 73.35% of the Bank’s total loans, at December 31, 2002. These loans consist of commercial real estate loans, construction and development loans, residential real estate loans, and home equity loans. See “-Consumer Loans.”

Commercial Real Estate Loans. At December 31, 2002, the Bank held $112.0 million of commercial real estate loans of various sizes secured by office buildings, retail establishments, and other types of property. These commercial real estate loans represented 28.23% of the Bank’s total loans at December 31, 2002. Loan terms are generally limited to five years and often do not exceed three years, although the installment payments may be structured on a 20-year amortization basis with a balloon payment at maturity. Interest rates may be fixed or adjustable. The Bank generally charges an origination fee. Management attempts to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 80%. In addition, the Bank requires personal guarantees from the principal owners of the property supported with an analysis by the Bank of the guarantors’ personal financial statements in connection with a substantial majority of such loans. A number of the loans classified as commercial real estate loans are, in fact, commercial loans for which a security interest in real estate has been taken as additional collateral. These loans are subject to underwriting as commercial loans as described below. The Bank experienced a $5,000 net loan recovery on commercial real estate loans during 2002.

Construction and Development Loans. Construction and development real estate loans comprise $79.5 million, or 20.04% of the Bank’s total loans at December 31, 2002.

A construction and development loan portfolio represents special problems and risks. The level of construction and development loans are representative of the character of the Bank’s market. Columbia County has been rated among the top five in the State of Georgia in population growth during each of the last four years. This growth has spawned a significant demand for residential housing in Columbia County. The Bank subjects this type of loan to underwriting criteria that include: certified appraisal and valuation of collateral; loan-to-value margins (typically not exceeding 75%); cash equity requirements; evaluations of borrowers’ cash flows and alternative sources of repayment; and a determination that the market is able to absorb the project on schedule.

To further reduce the risk related to construction and development loans, the Bank generally relies upon the long-standing relationships between its loan officers and the developer and contractor borrowers. In most cases these relationships exceed ten or more years. The Bank targets seasoned developers and contractors who have experience in the local market. Various members of the Bank’s Board of Directors have close contacts with the construction industry: Robert W. Pollard, Jr. owns and operates a lumber manufacturing company; E. G. Meybohm owns the largest local real estate brokerage firm; Larry S. Prather owns a utility and grading company and William J. Badger owns and operates a lumber company. Through these connections to the industry, the Bank attempts to monitor current economic conditions in the market place for residential real estate, and the financial standing and on-going reputation of its construction and development borrowers.

Infrastructure development loans are generally made with an initial maturity of one year, although the Bank may renew the loan for up to two additional one-year terms to allow the developer to complete the sale of the lots comprising the property before requiring the payment of the related loan. These loans typically bear interest at a floating rate and the Bank typically charges an origination fee. These loans are repaid, interest only, on a monthly or quarterly basis until sales of lots begin, and then principal payments are made as each lot is sold at a rate allowing the Bank to be repaid in full by the time 75% of the lots have been sold. In order to reduce the credit risk associated with these loans, the Bank requires the project’s loan to value ratio (on an as completed basis) to be not more than 70%. The Bank experienced $36,000 in net loan charge-offs on these loans during 2002.

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

Residential Loans.   The Bank originates, on a selective basis, residential loans for its portfolio on single-and multi-family properties, both owner-occupied and non-owner-occupied. At December 31, 2002, the Bank held $75.2 million of such loans, including home equity loans, representing 19.0% of the Bank’s loan portfolio, as compared to $63.9 million, or 18.8% of the Bank’s loan portfolio at December 31, 2001. There has been little growth in Residential Loans as most mortgage loans are sold in the secondary market. This portfolio includes, typically 15 or 30-year adjustable rate mortgage loans whose terms mirror those prevalent in the secondary market for mortgage loans or, less typically, floating rate non-amortized term loans for purposes other than acquisition of the underlying residential property. A limited number of fixed rate loans are maintained in the portfolio when there are compelling market reasons to do so. Generally, all fixed rate residential loans are sold into the secondary market. In the case of home equity loans and lines of credit, the underwriting criteria are the same as applied by the Bank when making a first mortgage loan, as described above. Home equity lines of credit typically expire ten years after their origination.

The Bank also originates residential loans for sale into the secondary market, an activity that began with the acquisition of First Columbia. Residential real estate lending for the purpose of sale of such loans was further expanded with the acquisition of Georgia Union Mortgage Company in May of 1997. The Bank further expanded its secondary market mortgage operations in June 2000 with the addition of experienced mortgage staff. The Bank moved its mortgage department from the Martinez Branch to its facilities located in the Operations Complex at 3515 Wheeler Road to accommodate this expansion. In September of 2000, the Bank acquired the mortgage origination offices of Prime Lending in Savannah, Georgia. In April of 2001, the Bank acquired the mortgage origination offices of Prime Lending in Nashville, Tennessee. The addition of experienced mortgage personnel well known to our management staff provides an opportunity to participate in that dynamic market. The Bank originates both fixed and variable rate residential mortgage loans for sale with servicing released. Loans originated for sale into the secondary market are approved for purchase by an investor prior to closing and the Bank takes no credit or interest rate risk with respect to these loans. The Bank generates loan origination fees, typically ranging from 1.0% to 1.5% of the loan balance, and servicing release fees, generally ranging from 0.25% to 0.75% of the loan balance, both of which are recognized as income when the loan is sold. The Bank limits interest rate and credit risk on these loans by locking the interest rate for each loan with the secondary investor and receiving the investor’s underwriting approval prior to originating the loan. The Bank had $24.3 million of such loans at December 31,2002, representing 6.1% of the Bank’s total loans.

Commercial Loans. The Bank makes loans for commercial purposes in various lines of businesses. At December 31, 2002, the Bank held $55.7 million of these loans, representing 14.04% of the total loan portfolio, excluding for these purposes commercial loans secured by real estate. See “-Real Estate Loans.” Equipment loans are made for a term of up to five years (more typically three years) at fixed or variable rates, with the loan being fully amortized over the term and secured by the financed equipment with a loan-to-value ratio of 80% or less. Working capital loans are made for a term typically not exceeding one year. These loans are usually secured by accounts receivable or inventory, and principal is either repaid as the assets securing the loan are converted into cash, or principal is due at maturity. The Bank experienced net loan charge-offs on commercial loans of $413,000 during 2002 and $282,000 during 2001.

Consumer Loans. The Bank makes a variety of loans to individuals for personal and household purposes, including secured and unsecured installment and term loans, and revolving lines of credit such as overdraft protection. During 1999, the Bank sold its credit card portfolio of $2.4 million. At December 31, 2002, the Bank held $49.9 million of consumer loans, representing 12.6% of total loans. These loans typically carry balances of less than $25,000 and earn interest at a fixed rate. Non-revolving loans are either amortized over a period not exceeding 60 months or are ninety-day term loans. Revolving loans require monthly payments of interest and a portion of the principal balance (typically 2 to 3% of the outstanding balance). The Bank entered the indirect lending business in 1997 and currently purchases sales finance contracts from dealers for new and used automobiles and home improvements. At December 31, 2002, indirect loans outstanding totaled $24.7 million. The Bank experienced net loan charge-offs on consumer loans of $547,000 during 2002 and $572,000 during 2001.

Loan Approval and Review. The Bank’s loan approval policies provide for various levels of officer lending authority. When the aggregate amount of outstanding loans to a single borrower exceeds that individual officer’s lending authority, the loan request must be considered and approved by an officer with a higher lending limit or by the Directors’ Loan Committee. Individual officers’ lending limits range from $10,000 to $400,000 depending on seniority and the type of loan. Any loan in excess of the lending limit of senior bank officers must be approved by the Directors’ Loan Committee.

The Bank has a loan review procedure involving multiple officers of the Bank which is designed to promote early identification of credit quality problems. All loan officers are charged with the responsibility of rating all their loans exceeding $25,000 and reviewing those loans on a periodic basis, the frequency of which increases as the quality of the loans decreases. The Bank’s Senior Credit Officer is charged with the responsibility of ensuring that all lending relationships of $300,000 and above are reviewed annually. In addition, the Credit Administration Department, under the direction of the Senior Credit Officer is involved in the analysis of all loans that require Directors Loan Committee approval.

Deposits

The Bank offers a variety of deposit programs to individuals and to small to medium-sized businesses and other organizations at interest rates generally consistent with local market conditions. The following table sets forth the mix of depository accounts at the Bank as a percentage of total deposits at the dates indicated.

Deposit Mix

	At December 31,

	2002	2001	2000

Noninterest-bearing demand	16.00%	15.39%	16.13%
Interest checking	14.36	13.22	12.97
Money management	6.53	6.45	4.90
Savings	34.64	34.42	31.16
Time Deposits
Under $100,000	8.51	13.82	17.37
$100,000 and over	19.96	16.70	17.47

	100.00%	100.00%	100.00%

The Bank accepts deposits at its main office and six branch banking offices, each of which maintains an automated teller machine. The Bank is a member of the “HONOR” network of automated teller machines, which permits Bank customers to perform certain transactions in many cities throughout Georgia and other regions. The Bank controls deposit volumes primarily through the pricing of deposits and to a certain extent through promotional activities such as “free checking”. The Bank also utilizes other sources of funding, specifically repurchase agreements and Federal Home Loan Bank borrowings and occasionally brokered certificates of deposit. Deposit rates are set weekly by senior management of the Bank. Management believes that the rates it offers are competitive with, or in some cases, slightly above those offered by other institutions in the Bank’s market area. The Bank does not actively solicit deposits outside of its market area.

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

Many of the financial organizations in competition with the Company have much greater financial resources, more diversified markets and larger branch networks than the Company and are able to offer similar services at varying costs with higher lending limits. In addition, with the enactment of federal and state laws affecting interstate and bank holding company expansion, there have been major interstate acquisitions involving Augusta financial institutions which have offices in the Company’s market area but are headquartered in other states. The effect of such acquisitions (and the possible increase in size of the financial institutions in the Company’s market areas) may further increase the competition faced by the Company. The Company believes, however, that it will be able to use its local independent image to its advantage in competing for business from certain Augusta individuals and businesses.

Employees

The Company had approximately 233 full-time equivalent employees at December 31, 2002. The Company maintains training, educational and affirmative action programs designed to prepare employees for positions of increasing responsibility in both management and operations, and provides a variety of benefit programs, including group life, health, accident and other insurance and retirement plans. None of the Company’s employees are covered by a collective bargaining agreement, and the Company believes its employee relations are generally good.

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

Federal Bank Holding Company Regulation

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956 (the “BHCA”). Under the BHCA, the Company is subject to periodic examination by the Federal Reserve and is required to file periodic reports of its operations and such additional information as the Federal Reserve may require. The Company’s activities are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries, or engaging in any other activity that the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

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

Pursuant to the Gramm-Leach Bliley Act (“GLB”) enacted in 1999, bank holding companies that are well-capitalized and well-managed and meet certain other conditions can elect to become “financial holding companies.” As such, they and their subsidiaries are permitted to acquire or engage in previously impermissible activities such as insurance underwriting, securities underwriting and distribution, certain travel agency activities, broad insurance agency activities, merchant banking, and other activities that the Federal Reserve determines to be financial in nature or complementary thereto. While the Company does not currently intend to become a financial holding company in order to exercise the broader activity powers provided by GLB, it may elect to do so in the future.

Source of Strength; Cross-Guarantee. In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which the Company might not otherwise do so. Under the BHCA, the Federal Reserve may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition. If the Company controlled two or more banks (which it does not), each bank may be required to indemnify, or cross-guarantee, the FDIC against losses it incurs were another of the bank subsidiaries to fail. Such arrangement would in effect make a bank holding company’s equity investments in healthy bank subsidiaries available to the FDIC to assist any failing or failed bank subsidiary of each holding company.

The Bank

General. The Bank is a Georgia-chartered bank, and its deposits are insured by the FDIC to the extent provided by law. It is not a member of the Federal Reserve System. The Georgia Department of Banking and Finance (the “Department”) and the FDIC are the primary regulators for the Bank. These regulatory authorities regulate or monitor all areas of the Bank’s operations, including security devices and procedures, adequacy of capitalization and loss reserves, loans, investments, borrowings, deposits, mergers, issuances of securities, payment of dividends, interest rates payable on deposits, interest rates or fees chargeable on loans, establishment of branches, corporate reorganizations, maintenance of books and records, and adequacy of staff training to carry on safe lending and deposit gathering practices. The Bank must maintain certain capital ratios and is subject to limitations on aggregate investments in real estate, bank premises, and furniture and fixtures.

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

On October 26, 2001, the Uniting and Strengthening America by providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001, was signed into law. Among the provisions applicable to financial institutions, the act calls for the issuance of new “know your customer” requirements that will obligate financial institutions to take actions to verify the identity of the account holders in connection with the opening of an account at any U.S. financial institution. Banking regulators may consider a financial institution’s compliance with the act’s money laundering provisions in making decisions regarding approval of acquisitions and mergers. In addition, the law gives the regulatory authorities the ability to impose sanctions for violations of the act.

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

Because of the current level of reserves in the BIF, and as the Bank’s risk classification is the lowest allowable, the Bank was not required to pay an assessment for deposit insurance in 2001 and 2002. It is possible, given the recent number of bank failures and the growth of insured deposits among BIF-member banks, that deposit insurance assessments may be levied against the Bank in the near future. The Bank does pay an assessment to the FDIC for the Financing Corporation (FICO) bonds issued as a result of the thrift crisis of the late 1980’s and early 1990’s. This premium is adjusted quarterly, with the annual rate being set at $1.68 per $100 of insured deposits for the first quarter of 2003. This assessment is subject to change. Any increase in deposit insurance premiums (or related assessments such as the FICO obligation) for the Bank will increase its cost of funds, and there can be no assurance that such cost can be passed on to the Bank’s customers.

Dividends

The principal source of the Company’s cash revenues comes from dividends received from the Bank. The amount of dividends that may be paid by the Bank to the Company depends on the Bank’s earnings and capital position and is limited by federal and state law, regulations, and policies. In addition, the Federal Reserve has stated that bank holding companies should refrain from or limit dividend increases or reduce or eliminate dividends under circumstances in which the bank holding company fails to meet minimum capital requirements or in which its earnings are impaired.

Cash dividends on the Bank’s common stock may be declared and paid only out of its retained earnings, and dividends may not be declared at any time at which the Bank’s paid-in capital and appropriated retained earnings do not, in combination, equal at least 20% of its capital stock account. In addition, the Department’s current rules and regulations require prior Department approval before cash dividends may be declared and paid if: (i) the Bank’s ratio of equity capital to adjusted total assets is less than 6%; (ii) the aggregate amount of dividends declared or anticipated to be declared in that calendar year exceeds 50% of the Bank’s net profits, after taxes but before dividends, for the previous calendar year; or (iii) the percentage of the Bank’s assets classified as adverse as to repayment or recovery by the Department at the most recent examination of the Bank exceeds 80% of the Bank’s equity capital as reflected at such examination. The Bank is also prohibited from paying a cash dividend if, after paying the dividend, the Bank would be undercapitalized. See “Capital Regulations” below.

No cash dividends were declared in 2002 or 2001. The Company paid a 15% stock dividend on August 31, 2001.

Capital Regulations

The federal bank regulatory authorities have two sets of capital guidelines for banks and bank holding companies, a leverage test (measuring capital against assets) and a risk-based test (measuring capital against risk-weighted assets and off-balance sheet items). The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimums. The current guidelines require all bank holding companies and federally regulated banks to maintain a ratio of total capital to risk-weighted assets of not less than 8%, of which at least 4% must be Tier 1 capital, and meet a minimum leverage ratio of Tier 1 capital to assets of not less than 3%. For the purposes of these tests, Tier 1 capital includes common stockholders equity, qualifying perpetual preferred stock, and minority interest in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term preferred stock, and general allowances for loan and lease losses up to 1.25% of risk-weighted assets. Under the risk-based test, assets and off-balance sheet items are allocated certain percentages, reflecting perceived risks, ranging from 0% for U.S. government obligations, to 100% for most loans. Both the Company and the Bank exceeded their respective regulatory capital requirements at December 31, 2002. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital.”

Provisions of federal law set forth a capital-based regulatory scheme designed to promote early intervention for troubled banks and requires the FDIC to choose the least expensive resolution of bank failures. The capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” To qualify as a “well-capitalized” institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. As of December 31, 2002, the Company and the Bank were qualified as “well-capitalized.”

Were the Company or the Bank to be less than well-capitalized, they would fall under a series of increasing regulatory restrictions. Institutions that fall into one of the three undercapitalized categories may be required to (i) submit a capital restoration plan; (ii) raise additional capital; (iii) restrict their growth, deposit interest rates, and other activities; (iv) improve their management; (v) eliminate management fees; or (vi) divest themselves of all or a part of their operations. Bank holding companies controlling financial institutions can be called upon to boost the institutions’ capital and to partially guarantee the institutions’ performance under their capital restoration plans. The Company believes it important to remain well-capitalized and avoid the imposition of such restrictions.

The federal banking regulators continue to refine the risk-based capital standards to take into consideration various risks that may not be adequately addressed in the current framework. It is uncertain what effect these regulations, when implemented, would have on the Company and the Bank.

Fiscal and Monetary Policy

The earnings of the Bank depend in significant part on the difference between the interest paid by the Bank on its deposits and its other borrowings and the interest received by the Bank on its loans, securities holdings, and the gain on sale of mortgage loans in the secondary market. Thus, the earnings and growth of the Company and the Bank are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve conducts open market dealings in U.S. government securities, and establishes certain interest rates and reserve requirements, all of which directly impact the operating results of the Bank. The conditions in the national and international economies and money markets, as well as the actions and changes in policy by monetary and fiscal authorities, and their effect on the Company and the Bank cannot be predicted.

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

With the exception of the Washington Road branch, each banking office is a brick building of Georgian architecture with a teller line, customer service area, offices for the Bank’s lenders, drive-in teller lanes, a vault with safe deposit boxes, and a walk-up or drive-up automated teller machine. The banking offices are generally 3,000 to 5,000 square foot buildings except for the main office and the Washington Road branch. The main office contains approximately 14,000 square feet of space. The Washington Road branch contains 1,800 square feet and was converted into a drive through only bank in May 2001 when the new Furys Ferry branch located in close proximity was opened. The new Furys Ferry branch is a 3,500 square feet, full-service banking office on Furys Ferry Road in Columbia County.

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

In November 2002, the Bank purchased approximately 23,400 square feet of commercial office space on Walton Way Ext., located in close proximity to the Operations Complex and Main Office. Approximately 12,500 square feet will be renovated in 2003 to accommodate operational functions. Approximately 3,500 square feet of this property is leased until late 2003. All properties owned by the Company are adequately covered by the appropriate insurance for replacement value.

The Company’s automated teller machine network includes four drive-up machines located in major retail shopping areas in addition to those located in all branch offices.

See Note 5 to the Consolidated Financial Statements for additional information concerning the Bank’s premises and equipment and Note 7 to the Consolidated Financial Statements for additional information concerning the Bank’s commitments under various equipment leases.

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

Item 4.            Submission of Matters to a Vote of Shareholders

There were no matters submitted to a vote of the shareholders of the Company during the fourth quarter of the Company’s fiscal year ended December 31, 2002.

PART II

Item 5.            Market for the Company’s Common Equity and Related Stockholder Matters

As of March 17, 2003, there were approximately 742 holders of record of the Company’s common stock. As of March 17, 2003, there were 2,385,280 shares of the Company’s common stock issued and outstanding. Transactions in the Company’s common stock are generally negotiated through UBS PaineWebber and SunTrust Robinson-Humphrey Company, Inc. via the over-the-counter bulletin board both firms make a market in the common stock of the Company. The following table reflects the range of high and low bid quotations in the Company’s common stock for the past two years:

Georgia Bank Financial Corporation Stock Price

Quarter ended	Low		High

March 31, 2001	$24		$28	1/2
June 30, 2001	29	1/2	31
September 30, 2001	28	1/2	32
December 31, 2001	31		33	1/2

March 31, 2002	33		35
June 30, 2002	36		42
September 30, 2002	36	3/4	44	1/2
December 31, 2002	38		44

Period ended
March 10, 2003	43	1/2	44	1/4

No cash dividends were paid on the common stock of the Company in 2002, and the Company does not presently plan to pay such dividends in 2003. The Company currently has no source of income other than dividends and other payments received from the Bank. The amount of dividends that may be paid by the Bank to the Company depends upon the Bank’s earnings and capital position and is limited by federal and state law, regulations and policies.

Cash dividends on the Bank’s common stock may be declared and paid only out of its retained earnings, and dividends may not be declared at any time when the Bank’s paid-in capital and appropriated earnings do not, in combination, equal at least 20% of its capital stock account. In addition, the Georgia Department of Banking and Finance’s current rules and regulations require prior approval before cash dividends may be declared and paid if: (1) the Bank’s ratio of equity capital to adjusted total assets is less than 6%; (ii) the aggregate amount of dividends declared or anticipated to be declared in that calendar year exceeds 50% of the Bank’s net profits, after taxes but before dividends, for the previous calendar year; or (iii) the percentage of the Bank’s loans classified as adverse as to repayment or recovery by the Georgia Department of Banking and Finance at the most recent examination of the Bank exceeds 80% of the Bank’s equity as reflected at such examination.

The following table provides information regarding compensation plans under which equity securities of the Company are authorized for issuance. All data is presented as of December 31, 2002.

	Equity Compensation Plan Table

	(a)	(b)	(c)

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	56,700	29.46	43,300
Equity compensation plans not approved by security holders

Total	56,700	29.46	43,300

Item 6.            Selected Consolidated Financial Data

	2002	2001	2000	1999	1998

	(Dollars in thousands, except per share data)
Earnings

Total interest income	$31,370	$32,561	$29,863	$24,167	$21,500

Total interest expense	11,160	15,249	14,670	10,981	9,819

Net interest income	20,210	17,312	15,193	13,186	11,681

Provision for loan losses	2,414	1,825	1,063	1,314	875

Noninterest income	11,436	7,829	4,199	5,148	3,614

Noninterest expense	20,126	16,654	12,422	11,226	9,935

Net income	6,010	4,561	4,002	3,970	2,915

Per Share Data

Net income - Diluted	$2.51	$1.91	$1.67	$1.65	$1.22

Book value	19.50	16.74	14.34	12.43	11.93

Weighted average common and common equivalent shares outstanding	2,397,613	2,389,149	2,398,260	2,398,260	2,398,260

Selected Average Balances

Assets	$526,337	$449,322	$372,233	$299,543	$275,670

Loans (net of unearned income)	363,624	315,003	261,869	225,244	189,369

Deposits	403,992	348,706	299,548	269,411	232,487

Stockholders’ equity	43,090	37,405	31,805	29,458	25,864

Selected Year-End Balances

Assets	$569,832	$481,544	$405,791	$342,101	$295,432

Loans (net of unearned income)	396,699	339,670	283,573	239,032	208,967

Allowance for loan losses	6,534	5,109	4,143	3,592	2,715

Deposits	439,557	369,149	310,928	283,121	251,505

Other borrowings	78,988	68,456	57,046	27,331	12,614

Stockholders’ equity	46,748	39,999	34,384	29,817	28,627

Selected Ratios

Return on average total assets	1.14%	1.02%	1.08%	1.21%	1.06%

Return on average equity	13.95%	12.19%	12.58%	13.48%	11.27%

Average earning assets to average total assets	94.86%	93.38%	93.71%	92.27%	91.47%

Average loans to average deposits	90.01%	90.33%	87.72%	83.61%	81.45%

Average equity to average total assets	8.19%	8.32%	8.56%	9.83%	9.38%

Net interest margin	4.04%	4.13%	4.36%	4.40%	4.64%

Operating efficiency	64.02%	66.42%	63.92%	63.90%	65.20%

Net charge-offs to average loans	0.27%	0.27%	0.20%	0.19%	0.14%

Allowance for loan losses to net loans (year-end)	1.65%	1.50%	1.46%	1.50%	1.30%

Risk-based capital

Tier 1 capital	10.15%	10.05%	11.09%	11.42%	11.43%

Item 7.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion is to focus on significant changes in the financial condition and results of operations of the Company and the Bank during the past three years. The discussion and analysis is intended to supplement and highlight information contained in the accompanying consolidated financial statements and related notes to the consolidated financial statements.

Critical Accounting Policies

The accounting and financial reporting policies of Georgia Bank Financial Corporation and subsidiary conform to generally accepted accounting principles and to general practices within the banking industry. Of these policies, management has identified the allowance for loan losses as a critical accounting policy that requires difficult subjective judgment and is important to the presentation of the financial condition and results of operations of the Company.

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Subsequent recoveries are added to the allowance. The allowance is an amount that management believes will be adequate to absorb losses on existing loans that become uncollectible, based on evaluations of the collectibility of loans. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, historical loss rates, overall portfolio quality, review of specific problem loans, and current economic conditions and trends that may affect a borrower’s ability to repay.

The Company segments its allowance for loan losses into the following five major categories: 1) identified losses for impaired loans; 2) general reserves for Classified/Watch loans; 3) general reserves for loans with satisfactory ratings; 4) general reserves based on economic and market risk qualitative factors, and 5) an unallocated amount. Risk ratings are initially assigned in accordance with the Bank’s loan and collection policy. An organizationally independent department reviews grade assignments on an ongoing basis. Management reviews current information and events regarding a borrowers’ financial condition and strengths, cash flows available for debt repayment, the related collateral supporting the loan and the effects of known and expected economic conditions. When the evaluation reflects a greater than normal risk associated with the individual loan, management classifies the loan accordingly. If the loan is determined to be impaired, management allocates a portion of the allowance for loan losses for that loan based upon the present value of future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral as the measure for the amount of the impairment. Impairment losses are included in the allowance for loan losses through a charge to the provision for losses on loans. Subsequent recoveries are added to the allowance for loan losses. Cash receipts for accruing loans are applied to principal and interest under the contractual terms of the loan agreement. Cash receipts on impaired loans for which the accrual of interest has been discontinued are applied first to principal and then to interest income. Impaired and Classified/Watch loans are aggressively monitored. The reserves for loans rated satisfactory are further subdivided into various types of loans as defined by call report codes. The unallocated component of the reserve decreased $648,000 in 2002 as the Company developed specific qualitative factors to apply to each individual component of the reserve. These qualitative factors are based upon economic, market and industry conditions that are specific to the Company’s local two county markets. These qualitative factors include, but are not limited to, national and local economic conditions, bankruptcy trends, unemployment trends, loan concentrations, dependency upon government installations and facilities, and competitive factors in the local market. These allocations for the qualitative factors are included in the various individual components of the allowance for loan losses. The qualitative factors are subjective in nature and require considerable judgment on the part of the Bank’s management. However, it is the Bank’s opinion that these factors do represent uncertainties in the Bank’s business environment that must be factored into the Bank’s analysis of the allowance for loan losses. The Bank is committed to developing more historical data in the future to reduce the dependence on these qualitative factors. The unallocated component of the allowance is established for losses that specifically exist in the remainder of the portfolio, but have yet to be identified.

Management believes that the allowance for loan losses is adequate. While the Company has 73.35% of its loan portfolio secured by real estate loans, this percentage is not significantly higher than in previous years. Commercial real estate comprises 28.23 % of the loan portfolio and is primarily owner occupied properties where the operations of the commercial entity provide the necessary cash flow to service the debt. For this portion of real estate loans, repayment is not dependent upon liquidation of the real estate. Construction and development (20.04%) has been an increasingly important portion of the real estate loan portfolio. The Company carefully monitors the loans in this category since the repayment of these loans is generally dependent upon the liquidation of the real estate and is impacted by national and local economic conditions. The residential category represents those loans that Company chooses to maintain in its portfolio rather than selling into the secondary market for marketing and competitive reasons. The residential held for sale comprises loans that are in the process of being sold into the secondary market. The credit has been approved by the investor and the interest rate locked so the Company takes no credit or interest rate risk with respect to these loans. The Company has no large loan concentrations to individual borrowers or industries. Only 12.58% of the Company’s portfolio consists of consumer loans. Unsecured loans at December 31, 2002 were $8.5 million. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Please see “Provision for Loan Losses, Net Charge-offs, Non-Performing Assets and Allowance for Loan Losses” for a further discussion of the Company’s loans, loss experience, and methodology in determining the allowance.

Overview

As a result of the mortgage operations expansion in 2000 and 2001 and the decrease in the interest rates during 2002, the Company experienced an increase in the volume of loans originated for sale and the resulting gain on sale of mortgage loans in the secondary market of $2.0 million over 2001. The Company continued conversion of its core computer system through implementation of additional modules and continued to place special emphasis on quality asset growth and expense control to drive the improved earnings performance. Asset growth was achieved as total assets increased $88.3 million (or 18.3%) in 2002 compared to 2001. Despite the expenses associated with the new branch and the continued expansion of the mortgage and trust operations, the Company continues to make improvements in expense controls. In 2002, the Company implemented responsibility center budgeting to monitor expenses. The operating efficiency ratio of 64.02% in 2002 is a decrease of 2.4% from 2001, which is a reflection of the established mortgage, trust, and Furys Ferry branch operations, as well as additional monitoring of expenses.

Results of Operations

The Company had record net income of $6,010,000 in 2002, compared to $4,561,000 in 2001, an increase of $1.4 million or 31.8%.

The increase in net income during 2002 compared to 2001 resulted from an increased level of noninterest income and a decrease in interest expense somewhat offset by a decrease in interest income and an increase in noninterest expense. Net interest income increased $2.9 million (16.7%) in 2002 on a net interest margin of 4.04%, a decrease from 4.13% in 2001. The increase in net interest income was the result of higher levels of interest earning assets somewhat offset by decreases in the prime rate. Noninterest income increased $3.6 million (46.1%) in 2002 to $11.4 million compared to $7.8 million in 2001. The increase for 2002 resulted primarily from an increase in the gain on sale of mortgage loans in the secondary market of $2.0 million, due primarily to the declining interest rate environment and the expanded mortgage department, as well as an increase in service charges and fees on deposits of $1.4 million, due to the Bounce Overdraft Protection program that started in October 2001.

The earnings performance of the Company is reflected in a return on average assets and average equity of 1.14% and 13.95%, respectively, during 2002 compared to 1.02% and 12.19%, respectively, during 2001. The return on average assets and average equity was 1.08% and 12.58%, respectively, in 2000. Basic net income per share on weighted average common shares outstanding improved to $2.52 in 2002 compared to $1.91 in 2001 and $1.67 in 2000. Diluted net income per share on weighted average common and common equivalent shares outstanding improved to $2.51 in 2002 compared to $1.91 in 2001 and $1.67 in 2000. The Company’s average equity to average asset ratio decreased to 8.19% in 2002 compared to 8.32% in 2001. The average equity to average asset ratio was 8.56% in 2000. A 15% stock dividend was paid by the Company on August 31, 2001.

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

Average Balances, Income and Expenses, Yields and Rates

	Year Ended December 31, 2002			Year Ended December 31, 2001			Year Ended December 31, 2000

	Average Amount	Average Yield or Rate	Amount Paid or Earned	Average Amount	Average Yield or Rate	Amount Paid or Earned	Average Amount	Average Yield or Rate	Amount Paid or Earned

	(Dollars in thousands)

ASSETS
Interest-earning assets:
Loans	$363,624	6.75%	$24,539	$315,003	8.36%	$26,341	$261,869	9.34%	$24,449
Investments
Taxable	118,340	5.32%	6,291	83,469	6.38%	5,325	70,828	6.39%	4,523
Tax-exempt	9,035	4.41%	398	9,338	4.44%	415	7,674	4.42%	339
Federal funds sold	7,761	1.61%	125	11,262	4.03%	454	7,947	6.54%	520
Interest-bearing deposits in other banks	517	3.29%	17	516	5.04%	26	500	6.40%	32

Total interest-earning assets	499,277	6.28%	$31,370	419,588	7.76%	$32,561	$348,818	8.56%	$29,863

Cash and due from banks	12,063			12,231			14,104
Premises and equipment	12,694			12,074			10,384
Other	8,083			9,991			2,837
Allowance for loan losses	(5,780)			(4,562)			(3,910)

Total assets	$526,337			$449,322			$372,233

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW accounts	$56,911	0.94%	$535	$44,548	1.36%	$607	$36,675	1.70%	$625
Savings and money management accounts	167,556	2.26%	3,780	132,073	3.83%	5,052	116,684	5.29%	6,168
Time deposits	119,017	3.61%	4,295	120,357	5.88%	7,078	98,037	6.00%	5,885
Federal funds purchased/ securities sold under repurchase agreements	40,048	1.60%	640	26,916	2.70%	726	19,054	4.56%	868
Other borrowings	34,648	5.51%	1,910	31,747	5.63%	1,786	18,598	6.04%	1,124

Total interest-bearing liabilities	418,180	2.67%	11,160	355,641	4.29%	15,249	289,048	5.08%	14,670

Noninterest-bearing demand deposits	60,508			51,728			48,152
Other liabilities	4,559			4,548			3,228
Stockholders’ equity	43,090			37,405			31,805

Total liabilities and stockholders’ equity	$526,337			$449,322			$372,233

Net interest spread		3.61%			3.47%			3.48%
Benefit of noninterest sources		0.43%			0.66%			0.88%
Net interest margin/income		4.04%	$20,210		4.13%	$17,312		4.36%	$15,193

Average total assets for 2002 were $526.3 million, a 17.1% increase over 2001. Average interest earning assets for 2002 were $499.3 million which was 94.9% of average total assets. The increase in average loans of $48.6 million and the increase in average investments of $31.1 million were funded by increases in average deposits of $55.3 million, securities sold under repurchase agreements of $13.1 million, and Federal Home Loan Bank borrowings of $2.5 million. For 2001, average total assets were $449.3 million, a 20.9% increase over 2000. Average interest earning assets for 2001 were $419.6 million, or 93.4% of average total assets.

Interest income is the largest contributor to income. Interest income on loans decreased $1.8 million from 2001 to $24.5 million. The decrease in loan interest income resulted from the lower interest rate environment despite the higher loan volume. This decrease in loan interest income was somewhat offset by an increase in investment income due to the large increase in investment volume although investment yields were lower in 2002 as compared to 2001. Interest expense decreased $4.1 million from 2001 to $11.2 million in 2002. Despite higher volumes of interest-bearing liabilities, interest expense decreased due to lower interest rates. The result was an increase in net interest income of $2.9 million or 16.7% in 2002 from 2001. Average yields on interest-earning assets decreased to 6.28% in 2002, compared to 7.76% in 2001.

Net interest income increased $2.1 million in 2001 compared to 2000 as a result of the growth in the volume of average earning assets somewhat offset by a decrease in interest rates. Interest earning assets averaged $419.6 million in 2001, an increase of 20.3%, from the $348.8 million averaged in 2000. Average yields on earning assets decreased to 7.76% in 2001, compared to 8.56% in 2000.

A key performance measure for net interest income is the “net interest margin”, or net interest income divided by average interest-earning assets. Unlike the “net interest spread”, the net interest margin is affected by the level of non-interest sources of funding used to support interest-earning assets. The Company’s net interest margin decreased to 4.04% in 2002 from 4.13% in 2001. In 2000, the net interest margin was 4.36%. The net interest margin deteriorated in 2002, as the average rate earned on interest earning assets decreased quicker than the average rate on interest-bearing deposits. In 2001, the net margin deteriorated as certificates of deposits repriced at a slower rate than variable rate loans and deposits. The high level of competition in the local market for both loans and deposits continues to influence the net interest margin. The net interest margin continues to be supported by an increasing amount of demand deposits which provide a noninterest bearing source of funds and helps prevent further deterioration in the net interest margin. The net interest spread measures the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing sources of funds. The net interest spread eliminates the impact of noninterest bearing funds and gives a direct perspective on the effect of market interest rate movements. As a result of changes in interest rates in 2002, the net interest spread increased 14 basis points to 3.61% in 2002. The 2001 net interest spread of 3.47% represented a decrease from 2000’s 3.48%.

Changes in the net interest income from period to period result from increases or decreases in the volume of interest-earning assets and interest-bearing liabilities, increases in the average rates earned and paid on such assets and liabilities, the ability to manage the earning asset portfolio, and the availability of particular sources of funds, such as noninterest bearing deposits. The following table: “Analysis of Changes in Net Interest Income” indicates the changes in the Company’s net interest income as a result of changes in volume and rate from 2002 to 2001, and 2001 to 2000. The analysis of changes in net interest income included in the following table indicates that on an overall basis in 2002, the increase in the balances or volumes created a positive impact in net income while the decreases in interest rates of interest-earning assets created a negative impact on net interest income. The increases in the balances or volume of the interest-bearing liabilities were somewhat offset by the decrease in interest rates. Prime savings and money market accounts are tied to the prime rate. Also in 2001 and 2000, the volume of interest-earning assets had a positive impact on the net interest income while decreases in interest rates had a negative impact on interest income.

Analysis of Changes in Net Interest Income

	2002 vs. 2001 Increase (Decrease)				2001 vs. 2000 Increase (Decrease)

	Average Volume	Rate	Combined	Total	Average Volume	Rate	Combined	Total

	(Amounts in thousands)
Interest income from interest-earning assets:

Loans	$4,053	($5,072)	($783)	($1,802)	$4,963	($2,566)	($505)	$1,892
Investments, taxable	2,221	(885)	(370)	966	808	(7)	(1)	802
Investments, tax-exempt	(14)	(3)	0	(17)	74	2	0	76
Federal funds sold	(141)	(273)	85	(329)	217	(199)	(84)	(66)
Interest-bearing deposits in other banks	0	(9)	0	(9)	1	(7)	0	(6)

Total	$6,119	($6,242)	($1,068)	($1,191)	$6,063	($2,777)	($588)	$2,698

Interest expense on interest-bearing liabilities:

NOW accounts	$167	($187)	($52)	($72)	$134	($125)	($27)	($18)
Savings and money management accounts	1,359	(2,074)	(557)	(1,272)	814	(1,704)	(226)	(1,116)
Time deposits	(81)	(2,732)	30	(2,783)	1,339	(118)	(28)	1,193
Federal funds purchased/ securities sold under repurchase aggreements	354	(296)	(144)	(86)	359	(354)	(147)	(142)
Other borrowings	165	(38)	(3)	124	794	(76)	(56)	662

Total	$1,964	($5,327)	($726)	($4,089)	$3,440	($2,377)	($484)	$579

Change in net interest income				$2,898				$2,119

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

Noninterest income for 2002 was $11.4 million, an increase of $3.6 million or 46.1% from 2001. The increase is primarily attributable to a $2.0 million increase in the gain on sale of loans in the secondary mortgage market. This $2.0 million increase is a product of the lower interest rates increasing both home purchases and mortgage refinancings, as well as the expanded mortgage operations in Augusta and Savannah, Georgia and Nashville, Tennessee. Service charges and fees on deposits increased $1.4 million, primarily related to increases in NSF fees due to the Bounce Overdraft Protection program implemented in October 2001 and increases in service charges related to higher volumes of deposits. Trust income increased $94,000 in 2002 compared to 2001 due to the second full year of operations. Investment security gains increased $138,000, retail investment income increased $46,000 due to increased volume, and miscellaneous income decreased $80,000 due to a conversion allowance from a check vendor in 2001, decreases in ATM surcharge income, and fees earned from an official check processing agreement slightly offset by an increase in credit card merchant fees.

Noninterest income for 2001 was $7.8 million, an increase of $3.6 million or 86.5% from 2000. The increase is primarily attributable to a $2.9 million increase in the gain on sale of loans in the secondary mortgage market. This $2.9 million increase is a product of the lower interest rates increasing both home purchases and mortgage refinancings, as well as the expanded mortgage operations in Augusta and Savannah, Georgia and Nashville, Tennessee in 2000 and 2001. Service charges and fees on deposits increased $552,000 in 2001, primarily related to increases in NSF fees due to the Bounce Overdraft Protection program implemented in October 2001 and increases in service charges related to higher volumes of deposits. Trust income increased $115,000 in 2001 due to a full year of operations. The Trust department began offering services in March 2000. Investment security gains accounted for $110,000 of the increase.

The following table presents the principal components of noninterest income for the last three years:

Noninterest Income

	Year Ended December 31,

	2002	2001	2000

	(Amounts in thousands)

Service charges on deposit accounts	$4,432	$2,989	$2,437
Gain on sale of loans	5,916	3,949	1,064
Retail investment income	252	206	250
Trust income	227	133	18
Investment securities gains (losses)	207	69	(42)
Other	402	483	472

Total noninterest income	$11,436	$7,829	$4,199

Noninterest income as a percentage of total average assets	2.17%	1.74%	1.13%

Noninterest income as a percentage of total income	26.72%	19.38%	12.33%

Noninterest Expense

Noninterest expense totaled $20.1 million in 2002, an increase of 20.8% from 2001 noninterest expense of $16.7 million. Salaries and employee benefits account for $2.2 million of this increase. The increase in salaries and employee benefits was the result of increases in mortgage commissions, additional employees in 2002 due to the Company’s continued growth and expansion, an increase in the percentage contributed to the 401K plan and the incentive compensation plan, as well as normal increases in salaries and benefits. Other operating expenses increased $1.2 million, an increase of 27.0% from 2001 primarily due to increases in professional fees, contributions, loan costs, processing, and staff development.

Noninterest expense totaled $16.7 million in 2001, an increase of 34.1% from 2000 noninterest expense of $12.4 million. Salaries and employee benefits account for $3.0 million of this increase. The increase in salaries and employee benefits was the result of increases in mortgage commissions and additional employees in 2001 due to the Company’s continued growth and expansion, as well as normal increases in salaries and benefits. The increase in occupancy expense is due to increases in operating and depreciation expenses related to the Furys Ferry branch opening in May 2001, depreciation expense on the new core computer system capitalized in May 2001, and increases in expenses to maintain facilities. Other operating expenses increased $1.0 million, an increase of 10.7% from 2000 primarily due to increases in processing, marketing and business development, supplies and postage.

The Company has improved its ability to monitor expenditures in all organizational units by implementing more specific cost accounting and reporting. In 2002, the Company has implemented a departmental budgeting system. In 2003, the Company will implement Customer, Product and Organization profitability systems. The implementation of these systems emphasizes that management is committed to a continuing emphasis on expense control. The following table presents the principal components of noninterest expense for the years ended December 31, 2002, 2001 and 2000.

Noninterest Expense

	Year Ended December 31,

	2002	2001	2000

	(Amounts in thousands)

Salaries and employee benefits	$12,446	$10,265	$7,311
Occupancy expense	2,255	2,083	1,812
Marketing & business development expense	728	684	433
Processing expense	946	810	610
Legal and professional fees	579	331	320
Supplies expense	410	408	305
Other	2,762	2,073	1,631

Total noninterest expense	$20,126	$16,654	$12,422

Noninterest expense as a percentage of total average assets	3.82%	3.71%	3.34%

Operating efficiency ratio	64.02%	66.42%	63.92%

The Company’s efficiency ratio (noninterest expense as a percentage of net interest income and noninterest income, excluding gains and losses on the sale of investments) decreased to 64.02% in 2002 compared to 66.42% in 2001. In 2000, the efficiency ratio was 63.92%. The decrease in the efficiency ratio in 2002 is due to the established mortgage, trust and Furys Ferry branch operations, as well as additional monitoring of expenses. The increase in the efficiency ratio in 2001 reflects the narrowing interest margin in a declining rate environment coupled with additional operational expenses, associated with the mortgage, trust, and Furys Ferry branch expansions.

Income Taxes

Income tax expense increased $994,000 or 47.31% in 2002 from 2001, and increased $197,000 or 10.41% in 2001 from 2000. The effective tax rate as a percentage of pre-tax income was 34.0% in 2002, 31.5% in 2001, and 32.2% in 2000. The increase in the effective tax rate for 2002 as compared to 2001 is due to the decrease in tax-exempt interest income from securities and loans.

Provision for Loan Losses, Net Charge-offs and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings necessary to maintain an adequate allowance for loan losses. The allowance for loan losses represents a reserve for losses in the loan portfolio. The Company has developed policies and procedures for evaluating the overall quality of its loan portfolio and the timely identification of problem credits. Management continues to review these policies and procedures and makes further improvements as needed. The adequacy of the Company’s allowance for loan losses and the effectiveness of the Company’s internal policies and procedures are also reviewed periodically by the Company’s regulators and the Company’s internal loan review personnel. The Company’s regulators may require the Company to recognize additions to the allowance based upon their judgments about information available to them at the time of their examination.

The Company’s Board of Directors, with the recommendation of management, approves the appropriate level for the allowance for loan losses based upon internal policies and procedures, historical loan loss ratios, loan volume, size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, value of the collateral underlying the loans, specific problem loans and present or anticipated economic conditions and trends. The Company continues to refine the methodology on which the level of the allowance for loan losses is based, by comparing historical loss ratios utilized to actual experience and by classifying loans for analysis based on similar risk characteristics.

For significant problem loans, management’s review consists of the evaluation of the financial condition and strengths of the borrower, cash flows available for debt repayment, the related collateral supporting the loan and the effects of known and expected economic conditions. When the evaluation reflects a greater than normal risk associated with the individual problem loan, management classifies the loan accordingly and allocates a portion of the allowance for loan losses for that loan based on the results of the evaluation described above plus the historical loss rates and regulatory guidance relating to classified loans. The table below indicates those allowances allocated for loans classified as problem loans and the allocated general allowance for all non-classified loans according to loan type determined through the Company’s comprehensive loan methodology for the years indicated. The unallocated general allowance is based on management’s evaluation at the balance sheet date of various conditions that are not directly measurable in determining the allocated allowance considering the recognized uncertainty in estimating loan losses. These conditions include, but are not limited to, changes in interest rates; trends in volumes, credit concentrations and terms of loans in the portfolio; national and local economic conditions; recent loss experience; and changes in lending policies and procedures. As reflected by the unallocated portion of the allowance, the adequacy of the Company’s allowance for loan losses is evaluated on an overall portfolio basis. Because these allocations are based upon estimates and subjective judgment, it is not necessarily indicative of the specific amounts or loan categories in which loan losses may occur.

Allocation of the Allowance for Loan Losses

	December 31,

	2002		2001		2000		1999		1998

	Amount	Percent(1)	Amount	Percent(1)	Amount	Percent(1)	Amount	Percent(1)	Amount	Percent(1)

	(Amounts in thousands)
Balance at End of Year
Applicable to:
Commercial, financial, agricultural	$1,286	14.04%	$916	14.53%	$779	17.39%	$766	18.39%	$235	17.25%
Real estate-construction	1,187	20.04%	646	19.87%	339	13.80%	278	11.85%	144	11.66%
Real estate-mortgage	2,950	53.31%	2,036	52.00%	1,704	47.54%	1,202	46.74%	1,458	50.01%
Consumer loans to individuals	1,062	12.58%	814	13.54%	692	21.13%	688	22.71%	365	20.56%
Lease financing	1	0.03%	1	0.06%	5	0.14%	10	0.31%	5	0.52%
Unallocated	48	0.00%	696	0.00%	624	0.00%	648	0.00%	508	0.00%

Balance at end of year	$6,534	100.00%	$5,109	100.00%	$4,143	100.00%	$3,592	100.00%	$2,715	100.00%

   (1)    Percent of loans in each category to total loans

Additions to the allowance for loan losses, which are expensed on the Company’s income statement as the “provision for loan losses”, are made periodically to maintain the allowance for loan losses at an appropriate level based upon management’s evaluation of the potential risk in the loan portfolio.

The Company’s provision for loan losses in 2002 was $2,414,000, an increase of $590,000 (32.3%) over the 2001 provision of $1,825,000. The provision for loan losses charged to earnings in 2000 was $1,063,000. The allocation of $3.0 million of the loan loss reserve to real estate-mortgage reflects the credit ratings associated with these loans and the resulting higher reserve factor. The $648,000 decrease in the unallocated component of the loan loss reserve is due to allocations made to the loan components of the reserve based on qualitative factors. These qualitative factors include, but are not limited to, national and local economic conditions, bankruptcy trends, unemployment trends, loan concentrations, dependency upon government installations and facilities, and competitive factors in the local market. In 2002 and 2001, the Company made the decision to increase the provision for loan losses to provide a higher level of allowance for loan losses commensurate with the increasing risk in the Company’s loan portfolio. This higher level reflected management’s overall evaluation of the loan portfolio and the significant growth of the loan portfolio.

The following table provides details regarding charge-offs and recoveries by loan category during the most recent five year period, as well as supplemental information relating to both net loan losses, the provision and the allowance for loan losses during each of the past five years. As the table indicates, net charge-offs for 2002 represented 0.27% of average loans outstanding, compared to 0.27% for 2001 and 0.20% for 2000. The Company’s charge-off ratios continue to be below the average for the industry.

	Allowances for Loan Losses At December 31,

	2002	2001	2000	1999	1998

	(Amounts in thousands)

Total loans outstanding at end of period, net of unearned income	$396,699	$339,670	$283,573	$239,032	$208,967

Average loans outstanding, net of unearned income	$363,624	$315,003	$261,869	$225,244	$189,369

Balance of allowance for loan losses at beginning of year	$5,109	$4,143	$3,592	$2,715	$2,097

Charge-offs:
Commercial, financial and agricultural	582	283	73	112	119
Real estate - construction	36	—	—	—	—
Real estate - mortgage	—	6	64	41	—
Consumer	1,009	781	485	396	259

Total charge-offs	1,627	1,070	622	549	378

Recoveries of previous loan losses:
Commercial, financial and agricultural	169	1	9	23	21
Real estate - construction	—	1	—	—	—
Real estate - mortgage	7	—	2	2	—
Consumer	462	209	99	87	100

Total recoveries	638	211	110	112	121

Net loan losses	989	859	512	437	257

Provision for loan losses	2,414	1,825	1,063	1,314	875
Balance of allowance for loan losses at end of period	6,534	5,109	4,143	3,592	2,715

Allowance for loan losses to period end loans	1.65%	1.50%	1.46%	1.50%	1.30%
Net charge-offs to average loans	0.27%	0.27%	0.20%	0.19%	0.14%

At December 31, 2002, the allowance for loan losses was 1.65% of outstanding loans, up from the 1.50% level at December 31, 2001 and the 1.46% level at December 31, 2000. The current economic environment has resulted in significantly higher levels of personal bankruptcy filings which translates into higher levels of consumer loan losses than the bank has previously experienced. Management considers the allowance appropriate based upon its analysis of the potential risk in the portfolio using the methods previously discussed. Management’s judgment is based upon a number of assumptions about future events which are believed to be reasonable, but which may or may not prove correct. While it is the Company’s policy to charge off in the current period the loans in which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to a particular loan or class of loans. Because these risks include present and forecasted economic conditions, management’s judgment as to the adequacy of the allowance is necessarily approximate and imprecise. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance will not be required.

Financial Condition

Composition of the Loan Portfolio

Loans are the primary component of the Company’s interest earning assets and generally are expected to provide higher yields than the other categories of earning assets. Those higher yields reflect the inherent credit risks associated with the loan portfolio. Management attempts to control and balance those risks with the rewards associated with higher returns.

Loans outstanding averaged $363.6 million in 2002 compared to $315.0 million in 2001 and $261.9 million in 2000. At December 31, 2002, loans totaled $396.7 million compared to $339.7 million in 2001, an increase of $57.0 million (16.8%). This compares to growth in 2001 of $56.1 million (19.8%), compared to $283.6 million at December 31, 2000.

The Company continues to experience significant increases in loan volumes and balances. The increases are attributable to a stable local economy, the Company’s relatively small market share and the desire of a segment of the community to do business with a locally-owned and operated financial institution. Due to the low interest rates, residential real estate held for sale increased $15.1 million, a 164.5% increase over 2001. Average loans as a percentage of average interest earning assets and average total assets was 72.8% and 69.1%, respectively, in 2002. This compares to average loans as a percentage of average interest earning assets and average total assets of 75.1% and 70.1%, respectively, in 2001.

The following table sets forth the composition of the Company’s loan portfolio as of December 31 for the past five years. The Company’s loan portfolio does not contain any concentrations of loans exceeding 10% of total loans which are not otherwise disclosed as a category of loans in this table. The Company has not invested in loans to finance highly-leveraged transactions (“HLT”), such as leveraged buy-out transactions, as defined by the Federal Reserve and other regulatory agencies. Loans made by a bank for re-capitalization or acquisitions (including acquisitions by management or employees) which result in a material change in the borrower’s financial structure to a highly-leveraged condition are considered HLT loans. The Company had no foreign loans or loans to lesser-developed countries as of December 31 of any of the years presented.

Loan Portfolio Composition
At December 31,

	2002		2001		2000		1999		1998

	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

	(Amounts in thousands, except percentages)
Commercial, financial and agricultural	$55,702	14.04%	$49,345	14.53%	$49,303	17.39%	$43,959	18.39%	$36,055	17.25%

Real Estate
Commercial	$111,981	28.23%	$103,516	30.48%	$84,561	29.82%	$73,420	30.72%	$67,168	32.14%
Residential	75,224	18.96%	63,914	18.82%	62,431	22.02%	49,755	20.82%	45,084	21.57%
Residential held for sale	24,297	6.12%	9,185	2.70%	1,961	0.69%	668	0.28%	2,380	1.14%
Construction and development	79,483	20.04%	67,497	19.87%	39,136	13.80%	28,324	11.85%	24,373	11.66%

Total real estate	290,985	73.35%	244,112	71.87%	188,089	66.33%	152,167	63.66%	139,005	66.52%

Lease financing	106	0.03%	204	0.06%	398	0.14%	735	0.31%	1,084	0.52%
Consumer
Direct	24,542	6.19%	21,514	6.33%	18,144	6.40%	16,714	6.99%	14,082	6.74%
Indirect	24,709	6.23%	23,961	7.05%	27,054	9.54%	24,976	10.45%	15,555	7.44%
Revolving (1)	655	0.17%	534	0.16%	585	0.21%	481	0.20%	3,186	1.52%

Total consumer	49,906	12.58%	46,009	13.55%	45,783	16.15%	42,171	17.64%	32,823	15.71%

Total	$396,699	100.00%	$339,670	100.00%	$283,573	100.00%	$239,032	100.00%	$208,967	100.00%

Loans may be periodically renewed with principal reductions and appropriate interest rate adjustments. Loan maturities as of December 31, 2002 are set forth in the following table based upon contractual terms. Actual cash flows may differ as borrowers have the right to prepay without prepayment penalties.

Loan Maturity Schedule
At December 31, 2002

($ in thousands)	Within One Year	One to Five Years	After Five Years	Total

Commercial, financial, agricultural and leases	$31,353	$16,442	$8,013	$55,808
Real Estate
Construction and development	69,891	8,947	645	79,483
Mortgage	81,207	74,162	56,133	211,502
Consumer	19,356	29,573	977	49,906

Total loans	$201,807	$129,124	$65,768	$396,699

The following table presents an interest rate sensitivity analysis of the Company’s loan portfolio at December 31, 2002. The loans outstanding are shown in the time period where they are first subject to repricing.

Sensitivity of Loans to Changes in Interest Rates
At December 31, 2002

($ in thousands)	Within One year	One to Five Years	After Five Years	Total

Loans maturing or repricing with:
Predetermined interest rates	$58,227	$62,106	$34,027	$154,360
Floating or adjustable interest rates	231,690	10,206	443	242,339

Total loans	$289,917	$72,312	$34,470	$396,699

Non-Performing Assets.

As a result of management’s ongoing review of the loan portfolio, loans are classified as nonaccrual when it is not reasonable to expect collections of interest and principal under the original terms, generally when a loan becomes 90 days or more past due. These loans are classified as nonaccrual, even though the presence of collateral or the borrower’s financial strength may be sufficient to provide for ultimate repayment. When a loan is placed on nonaccrual, the interest which has been accrued but remains unpaid is reversed and deducted from current period interest income. No additional interest is accrued and recognized as income on the loan balance until the collection of both principal and interest becomes reasonably certain. Also, there may be writedowns and, ultimately, the total charge-off of the principal balance of the loan, which could necessitate additional charges to earnings through the provision for loan losses.

If nonaccruing loans had been accruing interest under their original terms, approximately $60,000 in 2002, $101,000 in 2001 and $38,000 in 2000 would have been recognized as earnings.

The Company accounts for impaired loans under the provisions of Statement of Financial Accounting Standards (SFAS) No. 114 “Accounting by Creditors for Impairment of a Loan” as amended by SFAS No. 118 “Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures”, which requires that the Company evaluate the collectibility of both contractual interest and principal of loans when assessing the need for a loss allowance. The provisions of SFAS No. 114 do not apply to large pools of smaller balance homogeneous loans which are collectively evaluated for impairment. A loan is considered impaired, when based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note agreement. All loans determined to be impaired are placed on nonaccrual. The amount of the impairment is measured based on the present value of future cash flows discounted at the loan’s effective interest rate or the fair value of collateral, less estimated selling expenses, if the loan is collateral dependent or foreclosure is probable.

Non-performing loans are defined as nonaccrual and renegotiated loans. When other real estate owned is included with non-performing loans, the result is non-performing assets. The following table, “Non-Performing Assets”, presents information on these assets and loans past due 90 days or more and still accruing interest as of December 31, for the past five years. Non-performing assets were $1.9 million at December 31, 2002 or 0.48% of total loans and other real estate owned. This compares to $2.0 million or 0.58% of total loans and other real estate owned at December 31, 2001.

The level of nonaccrual loans is due to an increase in consumer nonaccrual loans. This increase is the result of increased bankruptcies and the adoption of stricter internal monitoring and reporting requirements.

At December 31, 2002 there were $30,000 of loans past due 90 days or more and still accruing. At December 31, 2001 and 2000, there were no loans past due 90 days or more and still accruing. All loans past due 90 days or more are now classified as nonaccrual loans. Management believes the Company will receive full payment of principal and accrued interest on the nonaccrual loans because of the Company’s collateral position and other factors, despite their past due status.

	Non-Performing Assets Year Ended December 31,

	2002	2001	2000	1999	1998

	(Amounts in thousands, except percentages)

Nonaccrual loans	$1,897	$1,953	$1,950	$1,190	$2,925
Restructured loans	0	0	0	0	0
Other real estate owned	0	0	80	17	0

Total nonperforming assets	$1,897	$1,953	$2,030	$1,207	$2,925

Loans past due 90 days or more and still accruing interest	$30	$0	$0	$27	$44

Allowance for loan losses to period end total loans	1.65%	1.50%	1.46%	1.50%	1.30%
Allowance for loan losses to period end nonperforming loans	344.44%	261.33%	212.46%	297.60%	92.82%
Net charge-offs to average loans	0.27%	0.27%	0.20%	0.19%	0.14%
Nonperforming assets to period end loans	0.48%	0.58%	0.69%	0.50%	1.40%
Nonperforming assets to period end loans and other real estate owned	0.48%	0.58%	0.69%	0.50%	1.40%

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

Commitments and Contractual Obligations

The Bank is party to lines of credit with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. Lines of credit are unfunded commitments to extend credit. These instruments involve, in varying degrees, exposure to credit and interest rate risk in excess of the amounts recognized in the financial statements. The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for unfunded commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Bank follows the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Unfunded commitments to extend credit where contractual amounts represent potential credit risk totaled $68,054,000 and $69,645,000 at December 31, 2002 and 2001, respectively. These commitments are primarily at variable interest rates.

The Company’s commitments are funded through internal funding sources of scheduled repayments of loans and sales and maturities of investment securities available for sale or external funding sources through acceptance of deposits from customers or borrowings from other financial institutions.

The following table is a summary of the Company’s commitments to extend credit, commitments under contractual leases as well as the Company’ contractual obligations, consisting of deposits, FHLB advances and borrowed funds by contractual maturity date for the next five years.

Commitments and Contractual Obligations	2003	2004	2005	2006	2007

Lines of credit	$68,054,000	—	—	—	—
Lease agreements	153,172	131,635	61,353	38,460	30,700
Deposits	208,419,286	76,443,593	64,808,537	25,811,033	27,480,938
Securities sold under an agreement to repurchase	42,987,681	—	—	—	—
FHLB advances	5,000,000	—	—	—	—
Other borrowings	1,000,000	—	—	—	—

Total commitments and contractual obligations	$325,614,139	$76,575,228	$64,869,890	$25,849,493	$27,511,638

Although management regularly monitors the balance of outstanding commitments to fund loans to ensure funding availability should the need arise, management believes that the risk of all customers fully drawing on all these lines of credit at the same time is remote.

Investment Securities

The Company’s investment securities portfolio increased 26.2% or $29.1 million to $140.1 million at year-end 2002 from 2001. The Company maintains an investment strategy of seeking portfolio yields within acceptable risk levels, as well as providing liquidity. The Company maintains two classifications of investments: “Held to Maturity” and “Available for

Sale.” “Available for Sale” securities are carried at fair market value with related unrealized gains or losses included in stockholders’ equity as accumulated other comprehensive income, whereas the “Held to Maturity” securities are carried at amortized cost. As a consequence, with a higher percentage of securities being placed in the “Available for Sale” category, the Company’s stockholders’ equity is more volatile than it would be if a larger percentage of investment securities were placed in the “Held to Maturity” category. Although equity is more volatile, management has discretion, with respect to the “Available for Sale” securities, to proactively adjust to favorable market conditions in order to provide liquidity and realize gains on the sales of securities. The changes in values in the investment securities portfolio are not taken into account in determining regulatory capital requirements. As of December 31, 2002, except for the U.S. Government agencies, there was no issuer who represented 10% or more of stockholders’ equity within the investment portfolio. As of December 31, 2002 and 2001, the estimated fair value of investment securities as a percentage of their amortized cost was 102.4 % and 101.9%, respectively. At December 31, 2002, the investment securities portfolio had gross unrealized gains of $3,357,000 and gross unrealized losses of $103,000, for a net unrealized gain of $3,254,000. As of December 31, 2001, the investment securities portfolio had a net unrealized gain of $1,975,000. As of December 31, 2000, the investment securities portfolio had a net unrealized gain of $303,000. The following table presents the amortized cost of investment securities held by the Company at December 31, 2002, 2001, and 2000.

Investment Securities

	December 31,

(Amounts in thousands)	2002	2001	2000

Available for sale:
U.S. Government Agencies	$49,036	$37,651	$32,929
Obligations of states and political subdivisions	5,783	3,176	2,072
Mortgage-backed securities	55,292	40,639	30,301
Corporate Bonds	15,868	16,290	6,140
Equity securities	4,985	3,985	1,964

Total	$130,964	$101,741	$73,406

	December 31,

	2002	2001	2000

Held to maturity:
Obligations of states and political subdivisions	$6,139	$7,453	$8,424

Total	$6,139	$7,453	$8,424

The following table represents maturities and weighted average yields of debt securities at December 31, 2002. Yields are based on the amortized cost of securities. Maturities are based on the contractual maturities. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Maturity Distribution and Yields of
Investment Securities

	December 31, 2002

	Amortized Cost	Yield

Available for Sale
U.S. Government Agencies
One year or less	$999,924	5.73%
Over one through five years	14,145,084	4.49%
Over five through ten years	32,196,111	5.19%
Over ten years	1,694,750	4.99%

Total U. S. Government Agencies	$49,035,869	4.99%

Municipal Securities(1)
One year or less	$201,070	3.06%
Over one through five years	2,444,053	5.44%
Over five through ten years	805,714	4.72%
Over ten years	2,332,627	5.67%

Total Municipal Securities	$5,783,464	5.35%

Corporate Bonds
One year or less	$1,621,039	5.93%
Over one through five years	11,739,690	5.50%
Over five through ten years	2,507,690	7.08%

Total Corporate Bonds	$15,868,419	5.79%

Trust Preferred
Over five through ten years	$500,000	6.75%
Over ten years	1,750,000	6.46%

Total Trust Preferred Securities	$2,250,000	6.52%

Mortgage Backed Securities
Over one through five years	$11,023,226	3.86%
Over five through ten years	11,273,048	4.29%
Over ten years	32,995,619	5.08%

Total Mortgage Backed Securities	$55,291,893	4.68%

Total Available for Sale	$128,229,645	5.00%

Held to Maturity
Municipal Securities(1)
One year or less.	$701,793	5.81%
Over one through five years	1,968,596	6.02%
Over five through ten years	1,659,609	6.95%
Over ten years.	1,808,891	7.44%

Total Municipal Securities	$6,138,889	6.67%

Total Held to Maturity	$6,138,889	6.67%

Total Investment Securities	$134,368,534	5.07%

   (1)    Tax-equivalent yield

Asset/Liability Management, Interest Rate Sensitivity and Liquidity

General. It is the objective of the Company to manage assets and liabilities to preserve the integrity and safety of the deposit and capital base of the Company by protecting the Company from undue exposure to poor asset quality and interest rate risk. Additionally, the Company pursues a consistent level of earnings as further protection for the depositors and to provide an appropriate return to stockholders on their investment.

These objectives are achieved through compliance with an established framework of asset/liability, interest rate risk, loan, investment, and capital policies. Management is responsible for monitoring policies and procedures that result in proper management of the components of the asset/liability function to achieve stated objectives. The Company’s philosophy is to support quality asset growth primarily through growth of core deposits, which include non-volatile deposits of individuals, partnerships and corporations. Management seeks to invest the largest portion of the Company’s assets in loans that meet the Company’s quality standards. Alternative investments are made in the investment portfolio. The Company’s asset/liability function and related components of liquidity and interest rate risk are monitored on a continuous basis by management. The Board of Directors reviews and monitors these functions on a monthly basis.

Interest Rate Sensitivity. The process of asset/liability management involves monitoring the Company’s balance sheet in order to determine the potential impact that changes in the interest rate environment would have on net interest income so that the appropriate strategies to minimize any negative impact can be implemented. The primary objective of asset/liability management is to continue the steady growth of net interest income, the Company’s primary earnings component within a context of liquidity requirements.

In theory, interest rate risk can be minimized by maintaining a nominal level of interest rate sensitivity. In practice, however, this is made difficult because of uncontrollable influences on the Company’s balance sheet, including variations in both loan demand and the availability of funding sources.

The measurement of the Company’s interest rate sensitivity is one of the primary techniques employed by the Company in asset/liability management. The dollar difference between assets and liabilities which are subject to interest rate repricing within a given time period, including both floating rate or adjustable instruments and instruments which are approaching maturity determine the interest sensitivity gap.

The Company manages its sensitivity to interest rate movements by adjusting the maturity of, and establishing rates on, the interest-earning asset portfolio and interest-bearing liabilities in line with management’s expectations relative to market interest rates. The Company would generally benefit from increasing market interest rates when the balance sheet is asset sensitive and would benefit from decreasing market rates when it is liability sensitive. At December 31, 2002, the Company’s interest rate sensitivity position was liability sensitive within the one-year horizon.

The following table “Interest Sensitivity Analysis” details the interest rate sensitivity of the Company at December 31, 2002. The principal balances of the various interest-earning and interest-bearing balance sheet instruments are shown in the time period where they are first subject to repricing, whether as a result of floating or adjustable rate contracts. Time deposits do not reprice and are presented according to their contractual maturity. Prime savings accounts reprice with the prime rate and are shown as repricing within three months. Regular savings, money management and NOW accounts do not have a contractual maturity date, therefore, cash flows are based on management’s judgement regarding their decay rates. All other borrowings are shown in the first period in which they could reprice. In the one-year time period, the pricing mismatch on a cumulative basis was liability sensitive $33,244,000 or 10.2% of total interest-earning assets. Management has procedures in place to carefully monitor the Company’s interest rate sensitivity as the rate environment changes. It should also be noted that all interest rates do not adjust at the same velocity. As an example, the majority of the savings category listed below is priced on an adjustable basis that is fifty to sixty percent of tiered Prime Rate. Therefore, as the Prime Rate adjusts 100 basis points, the rate on this liability only adjusts 50 - 60 basis points. Moreover, varying interest rate environments can create unexpected changes in prepayment levels of assets and liabilities which are not reflected in the interest sensitivity analysis report. Prepayments may have significant effects on the Company’s net interest margin. Hence, gap is only a general indicator of interest rate sensitivity and cannot be interpreted as an absolute measurement of the Company’s interest rate risk.

Interest Sensitivity Analysis
At December 31, 2002

	Within Three Months	After Three Through Six Months	After Six Through Twelve Months	Within One Year	One Year Through Five Years	Over Five Years	Total

	(Amounts in thousands, except ratios)
Interest-earning assets:
Loans	$239,214	$27,628	$23,075	$289,917	$72,312	$34,470	$396,699
Investment securities	11,426	6,298	15,563	33,287	58,999	47,825	140,111
Federal Funds sold	3,691	—	—	3,691	—	—	3,691
Interest-bearing deposits in other banks	517	0	0	517	0	0	517

Total interest-earning assets	$254,831	$33,926	$38,638	$327,395	$131,311	$82,295	$541,001

Interest-bearing liabilities:
Money management accounts	$4,447	3,758	5,858	14,063	13,635	$989	$28,687
Savings accounts	146,481	654	1,076	148,211	3,322	711	152,244
NOW accounts	7,915	6,918	11,348	26,181	32,606	4,329	63,116
Time deposits	33,919	15,542	43,735	93,196	31,693	285	125,174
Federal funds purchased/securities sold under repurchase ageements	42,988	0	0	42,988	0	0	42,988
Federal Home Loan Bank advances	5,000	0	0	35,000	0	30,000	35,000
Notes and bonds payable	1,000	0	0	1,000	0	0	1,000

Total interest-bearing liabilities	$241,750	$26,872	$62,017	$360,639	$81,256	$36,314	$448,209

Period gap	($16,919)	$7,054	($23,379)	($33,244)	$50,055	$75,981
Cumulative gap	($16,919)	($9,865)	($33,244)	($33,244)	$16,811	92,792
Ratio of cumulative gap to total interest-earning assets	-3.13%	-1.82%	-6.14%	-10.15%	3.11%	17.15%

Liquidity. Management of the Company’s liquidity position is closely related to the process of asset/liability management. Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to provide sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. The Company intends to meet its liquidity needs by managing cash and due from banks, federal funds sold and purchased, maturity of investment securities, paydowns received from mortgage-backed securities and lines of credit as necessary. The Company maintains a line of credit with the Federal Home Loan Bank at 10% of the Bank’s total assets. Federal Home Loan Bank advances are collateralized by 75% of eligible first mortgages, specific commercial loans and investment securities. The Company also uses securities sold under repurchase agreements to fund loan growth. The Company had a federal funds purchased accommodation with The Bankers Bank, Atlanta, Georgia, for advances up to $12,800,000 and with SunTrust Bank, Atlanta, Georgia, for advances up to $10,000,000. The Company maintains repurchase lines of credit with SunTrust Robinson Humphrey, Atlanta, Georgia, for advances up to $11,000,000 and with The Bankers Bank, Atlanta, Georgia, for advances up to $10,000,000. At December 31, 2002, securities sold under repurchase agreements included $11.0 million in reverse repurchase agreements with SunTrust Robinson Humphrey, Atlanta, Georgia. Additionally, liquidity needs can be satisfied by the structuring of the maturities of investment securities and the pricing and maturities on loans and deposits offered to customers.

Average liquid assets (cash and amounts due from banks, federal funds sold, investment securities and other short term investments) were maintained at 30.9% of average deposits in 2002 compared to 28.7% in 2001 and 30.0% in 2000.

Deposits

The Company’s average deposits and other borrowings increased $71.3 million or 17.5% from 2001 to 2002. Average interest-bearing liabilities increased $62.5 million or 17.6% while average noninterest-bearing deposits increased $8.8 million or 17.0%. Average deposits and borrowings increased $70.2 million or 20.8% from 2000 to 2001. Average interest-bearing liabilities increased $66.6 million or 23.0% from 2000 to 2001, while average noninterest bearing deposits increased $3.6 million or 7.4% during the same period. The majority of the growth in deposits since 1997 reflects the Company’s strategy of consistently emphasizing deposit growth, as deposits are the primary source of funding for balance sheet growth. Borrowed funds consist of short-term borrowings, securities sold under agreements to repurchase with the Bank’s commercial customers and reverse repurchase agreements with SunTrust Robinson Humphrey, and borrowings from the Federal Home Loan Bank. Brokered certificates of deposit included in Time Deposits over $100,000 at December 31, 2002 were $15.0 million.

The following table presents the average amount outstanding and the average rate paid on deposits and borrowings by the Company for the years 2002, 2001 and 2000:

Average Deposit and Borrowing Balances and Rates

	Year ended December 31,

	2002		2001		2000

	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate

	(Amounts in thousands, except percentages)
Noninterest-bearing demand deposits	$60,508	0.00%	$51,728	0.00%	$48,152	0.00%
Interest-bearing liabilities:
NOW accounts	56,911	0.94%	44,548	1.36%	36,675	1.70%
Savings, money management accounts	167,556	2.26%	132,073	3.83%	116,684	5.29%
Time deposits	119,017	3.61%	120,357	5.88%	98,037	6.00%
Federal funds purchased/securities sold under repurchase agreements	40,048	1.60%	26,916	2.70%	19,054	4.56%
Other borrowings	34,648	5.51%	31,747	5.63%	18,598	6.04%

Total interest-bearing liabilities	$418,180	2.67%	$355,641	4.29%	$289,048	5.08%

Total noninterest & interest-bearing liabilites	$478,688		$407,369		$337,200

The following table presents the maturities of the Company’s time deposits over $100,000 and other time deposits at December 31, 2002:

Maturities of Time Deposits

	Time Deposits over $100,000	Other Time Deposits	Total

Months to Maturity
Within 3 months	$24,455	$9,464	$33,919
After 3 through 6 months	9,797	5,745	15,542
After 6 through 12 months	31,939	11,796	43,735

Within one year	66,191	27,005	93,196
After 12 months	21,556	10,423	31,979

Total	$87,747	$37,428	$125,175

This table indicates that the majority of time deposits, regardless of size, have a maturity of less than twelve months. This is reflective of both the Company’s market and recent interest rate environments. Large time deposit customers tend to be extremely rate sensitive, making these deposits a volatile source of funding for liquidity planning purposes. However, dependent upon pricing, these deposits are virtually always available in the Company’s market. At December 31, 2002, the Bank had $15.0 million of brokered certificates of deposit that matured after 12 months.

Capital

Total stockholders’ equity was $46.7 million at December 31, 2002, increasing $6.7 million or 16.9% from the previous year. The increase was the combination of earnings in the amount of $6.0 million and an increase in accumulated other comprehensive income of $739,000. The increase in accumulated other comprehensive income represents unrealized gains in the available for sale investment portfolio. The Company purchased 18,771 shares of treasury stock in 2000 at a cost of $507,000, which is shown as a reduction of stockholders’ equity.

The Company’s average equity to average total assets was 8.19% in 2002 compared to 8.32% in 2001 and 8.56% in 2000. The decreases reflect the overall growth of the Company. Capital is considered to be adequate to meet present operating needs and anticipated future operating requirements. Management is not aware of any trends, events or uncertainties that are reasonably likely to have a material effect on the Company’s capital resources or operations. The following table presents the return on equity and assets for the years 2002, 2001 and 2000.

Return on Equity and Assets

	Years ended December 31,

	2002	2001	2000

Return on average total assets	1.14%	1.02%	1.08%

Return on average equity	13.95%	12.19%	12.58%

Average equity to average assets ratio	8.19%	8.32%	8.56%

At December 31, 2002, the Company was well above the minimum capital ratios required under the regulatory risk-based capital guidelines. The following table presents the capital ratios for the Company and the Bank.

ANALYSIS OF CAPITAL

	Required		Actual		Excess

	Amount	%	Amount	%	Amount	%

	(Dollars in thousands)
Georgia Bank Financial Corporation
12/31/2002
Risk-based capital:
Tier 1 capital	$17,583	4.00%	$44,623	10.15%	$27,040	6.15%
Total capital	35,165	8.00%	50,130	11.40%	14,965	3.40%
Tier 1 leverage ratio	22,429	4.00%	44,623	7.96%	22,194	3.96%
12/31/2001
Risk-based capital
Tier 1 capital	$15,328	4.00%	$38,506	10.05%	$23,178	6.05%
Total capital	30,655	8.00%	43,300	11.30%	12,645	3.30%
Tier 1 leverage ratio	19,217	4.00%	38,506	8.02%	19,289	4.02%

Georgia Bank & Trust Company
12/31/2002
Risk-based capital:
Tier 1 capital	$17,517	4.00%	$42,899	9.80%	$25,382	5.80%
Total capital	35,034	8.00%	48,386	11.05%	13,352	3.05%
Tier 1 leverage ratio	22,363	4.00%	42,899	7.67%	20,536	3.67%
12/31/2001
Risk-based capital
Tier 1 capital	$15,260	4.00%	$36,757	9.63%	$21,497	5.63%
Total capital	30,520	8.00%	41,530	10.89%	11,010	2.89%
Tier 1 leverage ratio	19,151	4.00%	36,757	7.68%	17,606	3.68%

Forward-Looking Statements

The Company may from time to time make written or oral forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission (the “Commission”) and its reports to shareholders. Statements made other than those concerning historical information, should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The Company’s actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values, securities portfolio values, interest rate risk management; the effects of competition in the banking business from other commercial banks, savings and loan associations, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in the Company’s market area and elsewhere, including institutions operating through the Internet; changes in governmental regulation relating to the banking industry, including regulations relating to branching and acquisitions; failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans; and other factors. The Company cautions that such factors are not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, the Company.

Recent Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. SFAS No. 145 requires that in certain circumstances previous items classified as extraordinary that do not meet the criteria in APB Opinion 30 must be reclassified. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. Management does not expect the adoption of SFAS No. 145 to have a material effect on the Company’s financial condition or results of operations.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002. Management does not anticipate that SFAS No. 146 will have a material impact on the Company’s financial condition or results of operations.

In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions. SFAS No. 147 removes acquisitions of financial institutions from the scope of both SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17, When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method and requires that those transactions be accounted for in accordance with SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. In addition, SFAS No. 147 amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. SFAS No. 147’s transition provisions require affected institutions to reclassify their SFAS No. 72 goodwill as SFAS No. 142 goodwill as of the date the Company initially applied SFAS No. 142 in its entirety. The adoption of SFAS No. 147 did not have any impact on the Company’s financial condition or results of operations.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantee. FIN 45 also requires additional disclosure about the guarantor’s obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective after December 15, 2002. Management does not anticipate that FIN 45 will have a material impact on the Company’s financial condition or results of operations.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities and Interpretation of ARB No. 51 (FIN 46). FIN 46 establishes the criteria for consolidating variable interest entities. FIN 46 is effective for fiscal years or interim periods beginning after June 15, 2003, to variable entities that were acquired before February 1, 2003. Management does not anticipate that FIN 46 will have a material impact on the Company’s financial condition or results of operations.

Effects of Inflation and Changing Prices

Inflation generally increases the cost of funds and operating overhead, and to the extent loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on the performance of a financial institution than the effects of general levels of inflation. Although interest rates do not necessarily move in the same direction and to the same extent as the prices of goods and services, increases in inflation generally have resulted in increased interest rates. In addition, inflation can increase a financial institution’s cost of goods and services purchased, the cost of salaries and benefits, occupancy expense and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings, and stockholders’ equity. Mortgage originations and refinancings tend to slow as interest rates increase, and can reduce the Company’s earnings from such activities and the income from the sale of residential mortgage loans in the secondary market.

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

The Company’s market risk arises primarily from the interest rate risk inherent in its lending and deposit activities. This risk is managed primarily by careful periodic analysis and modeling of the various components of the entire balance sheet. The investment portfolio is utilized to assist in minimizing interest rate risk in both loans and deposits due to the flexibility afforded in structuring the investment portfolio with regards to various maturities, cash flows and fixed or variable rates.

The table below presents all rate sensitive assets and liabilities by contractual amounts and maturity dates. Cash flows from mortgage backed securities reflect anticipated prepayments. For core deposits, without a contractual maturity date, cash flows are based on management’s judgement regarding their decay rates or repricing behavior. The fair value of rate sensitive assets and liabilities is presented in total. The fair value of investment securities is based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. The fair value of loans is calculated using discounted cash flows by loan type. The discount rate used to determine the present value of the loan portfolio is an estimated market rate that reflects the credit and interest rate risk inherent in the loan portfolio. Fair values for certificates of deposit have been determined using discounted cash flows. The discount rate used is based on estimated market rates for deposits of similar remaining maturities. The carrying amounts of all other deposits, securities sold under repurchase agreements and variable interest rate borrowings approximated their fair values. The fair value of the fixed interest rate borrowings is calculated by discounting contractual cash flows using an estimated interest rate based on the current rates available to the Bank for debt of similar remaining maturities and collateral terms.

Market Risk

(Amounts in thousands)	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value

Rate Sensitive Assets:
Fixed interest rate loans	57,928	31,896	15,397	8,533	4,879	22,749	141,382	155,565
Average interest rate	7.73%	7.63%	7.78%	7.68%	7.27%	6.48%	7.49%

Variable interest rate loans	143,879	39,064	17,645	6,647	5,064	43,018	255,317	242,367
Average interest rate	4.86%	4.86%	4.88%	5.04%	5.01%	5.42%	4.97%

Fixed interest rate securities	23,322	18,939	13,362	12,485	10,869	47,749	126,726	126,638
Average interest rate	4.02%	4.87%	5.03%	5.11%	5.04%	5.19%	4.89%

Variable interest rate securities	3,199	2,138	1,430	955	639	5,023	13,384	13,720
Average interest rate	5.02%	5.02%	5.02%	5.02%	5.02%	4.38%	4.61%

Variable federal funds sold	3,691	0	0	0	0	0	3,691	3,691
Average interest rate	1.47%	0.00%	0.00%	0.00%	0.00%	0.00%	1.47%

Fixed interest-bearing deposits in other banks	500	0	0	0	0	0	500	500
Average interest rate	2.92%	0.00%	0.00%	0.00%	0.00%	0.00%	2.92%

Variable interest-bearing deposits in other banks	17	0	0	0	0	0	17	17
Average interest rate	1.06%	0.00%	0.00%	0.00%	0.00%	0.00%	1.06%

Rate Sensitive Liabilities:
Noninterest-bearing deposits	23,668	12,716	12,724	5,687	5,680	9,860	70,335	70,335
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Money market accounts	14,062	5,410	5,410	1,409	1,406	990	28,687	28,687
Average interest rate	1.75%	1.75%	1.75%	1.75%	1.75%	1.75%	1.75%

Savings accounts	51,312	27,631	27,646	12,271	12,256	21,128	152,244	152,244
Average interest rate	2.06%	2.06%	2.06%	2.07%	2.07%	2.07%	2.06%

NOW accounts	26,180	12,144	12,144	4,159	4,159	4,330	63,116	63,116
Average interest rate	0.69%	0.69%	0.69%	0.69%	0.69%	0.69%	0.69%

Fixed interest rate time deposits < $100M	27,005	5,674	1,247	1,466	1,750	286	37,428	37,872
Average interest rate	2.96%	3.50%	5.30%	4.77%	4.36%	1.72%	3.25%

Fixed interest rate time deposits > $100M	66,191	12,868	5,639	819	2,230	0	87,747	88,400
Average interest rate	2.71%	3.60%	3.82%	4.64%	3.97%	0.00%	2.96%

Securities sold under repurchase agreements	42,988	0	0	0	0	0	42,988	42,988
Average interest rate	1.50%	0.00%	0.00%	0.00%	0.00%	0.00%	1.50%

Fixed interest rate borrowings	5,000	0	0	0	0	30,000	35,000	35,896
Average interest rate	1.41%	0.00%	0.00%	0.00%	0.00%	6.30%	5.60%

Variable interest rate borrowings	1,000	0	0	0	0	0	1,000	1,000
Average interest rate	1.03%	0.00%	0.00%	0.00%	0.00%	0.00%	1.03%

ITEM 8.

GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Financial Statements

December 31, 2002, 2001, and 2000

(With Independent Auditors’ Report Thereon)

GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

Independent Auditors’ Report

The Board of Directors
Georgia Bank Financial Corporation:

We have audited the accompanying consolidated balance sheets of Georgia Bank Financial Corporation and subsidiary (the Bank) as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Bank’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Georgia Bank Financial Corporation and subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP
Atlanta, Georgia
January 17, 2003

GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets

December 31, 2002 and 2001

Assets	2002	2001

Cash and due from banks (note 2)	$12,942,512	13,844,022
Federal funds sold	3,691,000	1,149,000
Interest-bearing deposits in other banks	517,179	516,878

Cash and cash equivalents	17,150,691	15,509,900

Investment securities (note 3):
Available-for-sale	133,971,802	103,599,535
Held-to-maturity, at cost (fair values of $6,385,650 and $7,569,719 at December 31, 2002 and 2001, respectively)	6,138,889	7,453,215
Loans held for sale	24,296,598	9,185,059
Loans (note 4)	372,402,679	330,484,798
Less allowance for loan losses	6,534,417	5,109,447

Loans, net	365,868,262	325,375,351

Premises and equipment, net (note 5)	13,882,987	12,418,033
Accrued interest receivable	3,688,630	3,330,411
Intangible assets, net (note 6)	139,883	246,635
Other assets	4,694,668	4,425,732

	$569,832,410	481,543,871

See accompanying notes to consolidated financial statements.

Liabilities and Stockholders’ Equity	2002	2001

Deposits (note 8):
Noninterest-bearing	$70,334,882	56,802,063
Interest-bearing:
NOW accounts	63,115,877	48,819,392
Savings	152,244,387	127,052,190
Money management accounts	28,687,166	23,819,452
Time deposits over $100,000	87,746,760	61,635,262
Other time deposits	37,427,629	51,020,238

	439,556,701	369,148,597
Securities sold under repurchase agreements (note 9)	42,987,681	32,456,383
Advances from Federal Home Loan Bank (note 9)	35,000,000	35,000,000
Other borrowed funds (note 9)	1,000,000	1,000,000
Accrued interest and other liabilities	4,539,968	3,940,297

Total liabilities	523,084,350	441,545,277

Stockholders’ equity (notes 12, 14, and 16):
Common stock, $3.00 par value; 10,000,000 shares authorized; 2,404,051 shares issued; 2,385,280 shares outstanding	7,212,153	7,212,153
Additional paid-in capital	30,586,925	30,586,925
Retained earnings	7,471,434	1,461,309
Treasury stock, at cost 18,771 shares	(507,360)	(507,360)
Accumulated other comprehensive income	1,984,908	1,245,567

Total stockholders’ equity	46,748,060	39,998,594
Commitments (note 7)

	$569,832,410	481,543,871

GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Income
Years ended December 31, 2002, 2001, and 2000

	2002	2001	2000

Interest income:
Loans, including fees	$24,538,585	26,341,470	24,449,106
Investment securities:
Taxable	6,291,398	5,324,731	4,523,260
Tax-exempt	398,281	415,160	338,585
Federal funds sold	124,931	453,551	519,522
Interest-bearing deposits in other banks	17,253	26,388	32,286

Total interest income	31,370,448	32,561,300	29,862,759

Interest expense:
Deposits (including interest on time deposits over $100,000 of $2,682,828, $3,513,577, and $2,970,112 in 2002, 2001, and 2000,respectively)	8,609,816	12,736,646	12,677,348
Federal funds purchased and securities sold under repurchase agreements	639,785	726,439	868,367
Other borrowings	1,910,452	1,785,867	1,123,923

Total interest expense	11,160,053	15,248,952	14,669,638

Net interest income	20,210,395	17,312,348	15,193,121
Provision for loan losses (note 4)	2,414,297	1,824,650	1,063,000

Net interest income after provision for loan losses	17,796,098	15,487,698	14,130,121

Noninterest income:
Service charges and fees on deposits	4,431,475	2,988,622	2,437,064
Gain on sale of loans	5,915,445	3,949,316	1,063,505
Investment securities gains (losses), net (note 3)	207,241	68,608	(41,587)
Retail investment income	252,138	206,454	249,652
Trust services fees	227,136	133,064	17,596
Miscellaneous income	402,076	482,516	472,297

Total noninterest income	11,435,511	7,828,580	4,198,527

Noninterest expense:
Salaries	9,274,273	8,057,879	5,668,567
Employee benefits	3,171,480	2,207,595	1,642,905
Occupancy expenses	2,255,203	2,082,547	1,811,970
Other operating expenses (note 15)	5,424,880	4,305,757	3,298,910

Total noninterest expense	20,125,836	16,653,778	12,422,352

Income before income taxes	9,105,773	6,662,500	5,906,296
Income tax expense (note 10)	3,095,648	2,101,496	1,904,000

Net income	$6,010,125	4,561,004	4,002,296

GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Income
Years ended December 31, 2002, 2001, and 2000

	2002	2001	2000

Basic net income per share	$2.52	1.91	1.67
Diluted net income per share	2.51	1.91	1.67
Weighted average common shares outstanding	2,385,280	2,385,280	2,397,327

GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
Years ended December 31, 2002, 2001, and 2000

		Common stock		Additional paid-in capital			Accumulated other comprehensive income (loss)	Total stockholders’ equity

	Comprehensive income	Number of shares	Amount		Retained earnings	Treasury stock

Balance, December 31, 1999		2,093,152	$6,279,456	21,259,955	3,166,195	—	(888,875)	29,816,731
Comprehensive income:
Net income	$4,002,296	—	—	—	4,002,296	—	—	4,002,296
Other comprehensive income – unrealized gain on investment securities available for sale, net of income tax effect of $552,178 (see below)	1,071,877	—	—	—	—	—	1,071,877	1,071,877

Total comprehensive income	$5,074,173

Purchase of treasury stock		—	—	—	—	(507,360)	—	(507,360)

Balance, December 31, 2000		2,093,152	6,279,456	21,259,955	7,168,491	(507,360)	183,002	34,383,544
Comprehensive income:
Net income	$4,561,004	—	—	—	4,561,004	—	—	4,561,004
Other comprehensive income – unrealized gain on investment securities available for sale, net of income tax effect of $541,274 (see below)	1,062,565	—	—	—	—	—	1,062,565	1,062,565

Total comprehensive income	$5,623,569

Stock dividend declared – 15%		310,899	932,697	9,326,970	(10,259,667)	—	—	—
Cash paid for fractional shares		—	—	—	(8,519)	—	—	(8,519)

Balance, December 31, 2001		2,404,051	7,212,153	30,586,925	1,461,309	(507,360)	1,245,567	39,998,594
Comprehensive income:
Net income	$6,010,125	—	—	—	6,010,125	—	—	6,010,125
Other comprehensive income – unrealized gain on investment securities available for sale, net of income tax effect of $409,478 (see below)	739,341	—	—	—	—	—	739,341	739,341

Total comprehensive income	$6,749,466

Balance, December 31, 2002		2,404,051	$7,212,153	30,586,925	7,471,434	(507,360)	1,984,908	46,748,060

GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
Years ended December 31, 2002, 2001, and 2000

	2002	2001	2000

Disclosure of reclassification amount:
Unrealized holding gains arising during period, net of taxes	$876,120	1,107,846	1,044,430

Less reclassification adjustment for gains (losses) included in net income, net of taxes	136,779	45,281	(27,447)

Net unrealized gains in securities	$739,341	1,062,565	1,071,877

See accompanying notes to consolidated financial statements.

GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years ended December 31, 2002, 2001, and 2000

	2002	2001	2000

Cash flows from operating activities:
Net income	$6,010,125	4,561,004	4,002,296
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,376,645	1,245,835	1,140,369
Deferred income tax benefit	(443,926)	(428,192)	(259,366)
Provision for loan losses	2,414,297	1,824,650	1,063,000
Net investment securities (gains) losses	(207,241)	(68,608)	41,587
Net amortization (accretion) of premium/discount on investment securities	501,313	8,528	(50,661)
Loss (gain) on disposal of premises and equipment	31,935	69,817	(16,732)
(Gain) loss on the sale of other real estate	(18,420)	8,042	(17,570)
Gain on sale of loans	(5,915,445)	(3,949,316)	(1,063,505)
Real estate loans originated for sale	(267,233,862)	(208,613,336)	(51,560,617)
Proceeds from sales of real estate loans	258,037,768	205,338,175	51,331,790
(Increase) decrease in accrued interest receivable	(358,219)	206,973	(744,406)
(Increase) decrease in other assets	(230,275)	10,387	(739,751)
Increase in accrued interest and other liabilities	599,671	506,144	1,601,908

Net cash (used in) provided by operating activities	(5,435,634)	720,103	4,728,342

Cash flows from investing activities:
Proceeds from sales of available for sale securities	14,281,961	8,991,600	5,914,311
Proceeds from maturities of available for sale securities	45,001,836	33,425,337	5,797,962
Proceeds from maturities of held to maturity securities	1,305,000	1,150,808	523,022
Purchase of held to maturity securities	—	—	(1,864,517)
Purchase of available for sale securities	(88,796,204)	(70,132,464)	(23,353,969)
Purchase of FHLB stock	—	(550,000)	(321,600)
Net increase in loans	(43,457,091)	(49,876,632)	(43,841,211)
Purchase of Company-owned life insurance	—	(1,155,000)	(878,292)
Purchases of premises and equipment	(2,824,783)	(2,933,835)	(2,045,163)
Proceeds from sale of other real estate	568,303	218,604	34,512
Proceeds from sale of premises and equipment	58,001	33,981	815,026

Net cash used in investing activities	(73,862,977)	(80,827,601)	(59,219,919)

Cash flows from financing activities:
Net increase in noninterest-bearing deposits	13,532,819	6,663,587	6,967,290
Net increase in NOW accounts	14,296,485	8,499,845	5,659,642
Net increase in savings accounts	25,192,197	30,171,446	2,870,336
Net increase in money management accounts	4,867,714	8,573,321	571,414
Net increase in time deposits over $100,000	26,111,498	7,309,851	8,871,356

	2002	2001	2000

Net (decrease) increase in other time deposits	(13,592,609)	(2,997,217)	2,866,981

Net increase in federal funds purchased and securities sold under repurchase agreements	10,531,298	360,831	20,764,164
Proceeds from other borrowed funds	—	50,000	—
Advances from Federal Home Loan Bank	5,000,000	11,000,000	29,000,000
Payments of Federal Home Loan Bank advances	(5,000,000)	—	(20,000,000)
Principal payments on other borrowed funds	—	—	(50,000)
Purchase of treasury stock	—	—	(507,360)
Cash paid for fractional shares	—	(8,519)	—

Net cash provided by financing activities	80,941,404	69,625,146	57,015,823

Net increase (decrease) in cash and cash equivalents	1,642,793	(10,482,352)	2,524,246

Cash and cash equivalents at beginning of year	15,509,900	25,994,253	23,472,007

Cash and cash equivalents at end of year	$17,152,693	15,511,901	25,996,253

Supplemental disclosures of cash paid during the year for:
Interest	$11,425,787	15,575,863	14,262,422
Income taxes	3,625,000	2,381,406	1,918,100

Supplemental information on noncash investing activities:
Loans transferred to other real estates	$549,883	146,236	80,410

Georgia Bank Financial Corporation and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2002, 2001 and 2000

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

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties.

A substantial portion of the Bank’s loans is secured by real estate in Augusta, Georgia, and the surrounding area. Accordingly, the ultimate collectibility of a substantial portion of the Bank’s loan portfolio is susceptible to changes in real estate market conditions in the Augusta, Georgia, and surrounding area.

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

Held to maturity securities are recorded at cost adjusted for the amortization or accretion of premiums or discounts. Available for sale securities are recorded at fair value. Unrealized holding gains and losses, net of related tax effects, on securities available for sale are excluded from earnings and are reported within stockholders’ equity as a component of accumulated other comprehensive income until realized.

A decline in the fair value of any available for sale or held to maturity security below cost that is deemed other than temporary results in a charge to earnings and the establishment of a new cost basis for the security.

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

(d)     Loans and Allowance for Loan Losses

Loans are stated at the amount of unpaid principal outstanding, reduced by an allowance for loan losses. Interest on loans is calculated using the simple interest method. Accrual of interest is discontinued on loans that become past due 90 days or more and for which collateral is inadequate to cover principal and interest, or immediately if management believes, after considering economic and business conditions and collection efforts, that a borrower’s financial condition is such that collection is doubtful. When a loan is placed on nonaccrual status, all previously accrued but uncollected interest is reversed against current period interest income. Future collections are applied first to principal and then to interest until such loans are brought current, at which time loans may be returned to accrual status.

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Subsequent recoveries are added to the allowance. The allowance is an amount that management believes will be adequate to absorb losses on existing loans that become uncollectible, based on evaluations of the collectibility of loans. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, historical loss rates, overall portfolio quality, review of specific problem loans, and current economic conditions and trends that may affect a borrower’s ability to pay. The allowance is evaluated on a regular basis utilizing estimated loss factors for specific types of loans. Such loss factors are periodically reviewed and adjusted as necessary based on actual losses.

Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

The Bank originates mortgages to be held for sale only for loans that have been individually pre-approved by the investor. The Bank bears minimal interest rate risk on these loans and only holds the loans temporarily until documentation can be completed to finalize sale to the investor. Such loans are stated at the lower of cost or aggregate fair value.

The Bank accounts for impaired loans under the provisions of Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the note agreement. The provisions of SFAS No. 114 do not apply to large pools of smaller balance homogeneous loans, such as consumer and installment loans, which are collectively evaluated for impairment. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses, and are measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, or the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. Cash receipts on impaired loans which are accruing interest are applied to principal and interest under the contractual terms of the loan agreement. Cash receipts on impaired loans for which the accrual of interest has been discontinued are applied first to reduce the principal amount of such loans until all contractual principal payments have been brought current.

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

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, Goodwill and Other Intangible Assets, which eliminates amortization of goodwill and intangible assets that have indefinite useful lives and requires annual tests of impairments of those assets. SFAS No. 142 also provides specific guidance about how to determine and measure goodwill and intangible asset impairments, and requires additional disclosures of information about goodwill and other intangible assets. The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001 and applied to all goodwill and other intangible assets recognized in financial statements at the date of adoption. Due to the insignificance of the Bank’s intangible assets at December 31, 2001, the adoption of SFAS No. 142 by the Bank did not have a material effect on the Bank’s consolidated results of operations, financial position, or cash flows.

(h)     Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS No. 148 also amends Accounting Principles Board (APB) Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in the interim financial information. The Bank adopted the provisions of SFAS No. 148 effective December 31, 2002.

The Bank applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plans. Accordingly, compensation cost is measured as the excess, if any, of the quoted market price of the Bank’s stock at the date of grant over the amount an employee must pay to acquire the stock. Had compensation cost been determined based upon the fair value of the options at the grant dates consistent with the method recommended by SFAS No. 123, on a pro forma basis, the Bank’s net income and income per share for the years ended December 31, 2002, 2001, and 2000 is indicated below:

	2002	2001	2000

Net income	$6,010,125	4,561,004	4,002,296
Deduct: Total stock-based compensation expense determined under fair value based method, net of related tax effect	(93,175)	(26,816)	(8,354)

Pro forma	$5,916,950	4,534,188	3,993,942

Basic net income per share:
As reported	$2.52	1.91	1.67
Pro forma	2.48	1.90	1.67
Diluted net income per share:
As reported	2.51	1.91	1.67
Pro forma	2.47	1.90	1.67

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

On July 18, 2001, the Company’s board of directors approved a 15% stock dividend payable on August 10, 2001 to shareholders of record on August 31, 2001. All weighted average share and per share information in the accompanying financial statements has been restated to reflect the effect of the additional shares outstanding from the stock dividend.

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

(m)    Recent Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. SFAS No. 145 requires that in certain circumstances previous items classified as extraordinary that do not meet the criteria in APB Opinion 30 must be reclassified. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. Management does not expect the adoption of SFAS No. 145 to have a material effect on the Company’s financial condition or results of operations.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002. Management does not anticipate that SFAS No. 146 will have a material impact on the Company’s financial condition or results of operations.

In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions. SFAS No. 147 removes acquisitions of financial institutions from the scope of both SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17, When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method and requires that those transactions be accounted for in accordance with SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. In addition, SFAS No. 147 amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. SFAS No. 147’s transition provisions require affected institutions to reclassify their SFAS No. 72 goodwill as SFAS No. 142 goodwill as of the date the Company initially applied SFAS No. 142 in its entirety. The adoption of SFAS No. 147 did not have any impact on the Company’s financial condition or results of operations.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantee. FIN 45 also requires additional disclosure about the guarantor’s obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective after December 15, 2002. Management does not anticipate that FIN 45 will have a material impact on the Company’s financial condition or results of operations.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities and Interpretation of ARB No. 51 (FIN 46). FIN 46 establishes the criteria for consolidating variable interest entities. FIN 46 is effective for fiscal years or interim periods beginning after June 15, 2003, to variable entities that were acquired before February 1, 2003. Management does not anticipate that FIN 46 will have a material impact on the Company’s financial condition or results of operations.

(2)       Cash and Due From Banks

The subsidiary bank is required by the Federal Reserve Bank to maintain average daily cash balances. These required balances were $25,000 at December 31, 2002 and 2001.

(3)       Investment Securities

A summary of investment securities as of December 31, 2002 and 2001 is as follows:

	2002

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Held to maturity:
Obligations of states and political subdivisions	$6,138,889	249,914	(3,152)	6,385,650

	$6,138,889	249,914	(3,152)	6,385,650

Available for sale:
Obligations of U.S. Government agencies	$49,035,869	873,615	(9,403)	49,900,081
Obligations of states and political subdivisions	5,783,464	134,478	(6,373)	5,911,569
Mortgage-backed securities	55,291,893	1,236,823	(80,480)	56,448,236
Corporate bonds	15,868,419	862,239	(3,463)	16,727,195
Equity securities	4,984,721	—	—	4,984,721

	$130,964,366	3,107,155	(99,719)	133,971,802

	2001

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Held to maturity:
Obligations of states and political subdivisions	$7,453,215	147,802	(31,298)	7,569,719

	$7,453,215	147,802	(31,298)	7,569,719

Available for sale:
Obligations of U.S. Government agencies	$37,651,284	817,442	(34,648)	38,434,078
Obligations of states and political subdivisions	3,175,416	66,466	(14,182)	3,227,700
Mortgage-backed securities	40,639,249	677,611	(81,203)	41,235,657
Corporate bonds	16,290,248	512,601	(85,470)	16,717,379
Equity securities	3,984,721	—	—	3,984,721

	$101,740,918	2,074,120	(215,503)	103,599,535

The amortized cost and estimated fair value of securities held to maturity and available for sale, other than equity securities, as of December 31, 2002, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities held to maturity		Securities available for sale

	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value

One year or less	$701,793	715,704	2,822,033	2,914,049
After one year through five years	1,968,596	2,050,460	28,328,827	29,300,961
After five years through ten years	1,659,609	1,757,785	35,509,516	36,225,554
After ten years	1,808,891	1,861,701	4,027,376	4,098,281

	6,138,889	6,385,650	70,687,752	72,538,845
Mortgage-backed securities	—	—	55,291,893	56,448,236

	$6,138,889	6,385,650	125,979,645	128,987,081

Proceeds from sales of investment securities during 2002, 2001, and 2000 were $14,281,961, $8,991,600, and $5,914,311, respectively. Gross realized gains of $228,439 and $89,425 were realized on those sales in 2002 and 2001, respectively, and gross realized losses of $21,198, $20,817, and $41,587, were realized on those sales in 2002, 2001, and 2000, respectively.

Investment securities with a carrying amount of approximately $90,077,000 and $73,636,000 at December 31, 2002 and 2001, respectively, were pledged to secure public and trust deposits, and for other purposes required by law.

(4)       Loans

Loans at December 31, 2002 and 2001 are summarized as follows:

	2002	2001

Commercial, financial, and agricultural	$55,807,756	49,549,945
Real estate – construction/development	79,483,205	67,497,286
Other loans secured by real estate:
Single-family	75,224,104	63,913,659
Commercial	111,981,495	103,515,795
Consumer installment	49,906,119	46,008,113

	372,402,679	330,484,798
Less allowance for loan losses	6,534,417	5,109,447

	$365,868,262	325,375,351

As of December 31, 2002 and 2001, the Bank had nonaccrual loans aggregating $1,896,670 and $1,952,622, respectively. Interest that would have been recorded on nonaccrual loans had they been in accruing status was approximately $60,000 in 2002, $101,000 in 2001, and $38,000 in 2000.

At December 31, 2002 and 2001, the Bank had impaired loans with an outstanding balance of $518,000 and $609,000, respectively, with a related valuation allowance of $155,000 and $209,000 at December 31, 2002 and 2001. The average balance of impaired loans was approximately $380,000, $847,000, and $903,000 for the years ended December 31, 2002, 2001, and 2000, respectively. The interest recognized on such loans in 2002, 2001, and 2000 was immaterial.

The following is a summary of the activity in the allowance for loan losses for the years ended December 31, 2002, 2001, and 2000:

	2002	2001	2000

Balance, beginning of year	$5,109,447	4,142,841	3,591,613
Provision for loan losses	2,414,297	1,824,650	1,063,000
Charge-offs	(1,626,813)	(1,069,925)	(622,328)
Recoveries	637,486	211,881	110,556

Balance, end of year	$6,534,417	5,109,447	4,142,841

In the ordinary course of business, the Bank has direct and indirect loans outstanding to certain executive officers, directors, and principal holders of equity securities (including their associates). Management believes such loans are made substantially on the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other customers.

The following is a summary of the activity in loans outstanding to officers, directors, and their associates for the year ended December 31, 2002:

Balance at beginning of year	$13,448,018
New loans	23,296,399
Principal repayments	(19,789,824)

Balance at end of year	$16,954,593

The Bank is also committed to extend credit to certain directors and executives of the Bank, including companies in which they are principal owners, through personal lines of credit, letters of credit, and other loan commitments. As of December 31, 2002, available balances on these commitments to these persons aggregated approximately $4,472,000.

(5)       Premises and Equipment

Premises and equipment at December 31, 2002 and 2001 are summarized as follows:

	2002	2001

Land	$2,278,905	2,278,905
Buildings	10,868,094	9,014,411
Furniture and equipment	6,513,146	6,473,034

	19,660,145	17,766,350
Less accumulated depreciation	5,777,158	5,348,317

	$13,882,987	12,418,033

Depreciation expense amounted to $1,269,893, $1,122,749, and $1,017,284 in 2002, 2001, and 2000, respectively.

(6)       Intangible Assets

Intangible assets, net of accumulated amortization, at December 31, 2002 and 2001 are summarized as follows:

	2002	2001

Core deposit premium	$—	106,752
Goodwill	139,883	139,883

	$139,883	246,635

Amortization expense of core deposit premium amounted to $106,752 in each of 2002, 2001, and 2000. Amortization expense of goodwill amounted to $16,334 in 2001 and $16,333 in 2000.

(7)       Commitments

The Bank is committed under various operating leases for office space and equipment. At December 31, 2002, minimum future lease payments under noncancelable real property and equipment operating leases are as follows:

2003	$153,172
2004	131,635
2005	61,353
2006	38,460
2007	30,700

$415,320

Rent expense for all building, equipment, and furniture rentals totaled $237,171, $210,801, and $196,940 for the years ended December 31, 2002, 2001, and 2000, respectively.

The Bank is party to lines of credit with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. Lines of credit are unfunded commitments to extend credit. These instruments involve, in varying degrees, exposure to credit and interest rate risk in excess of the amounts recognized in the financial statements. The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for unfunded commitments to extend credit is represented by the contractual amount of those instruments. The Bank follows the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Unfunded commitments to extend credit where contract amounts represent potential credit risk totaled $68,054,000 and $69,645,000 at December 31, 2002 and 2001, respectively. These commitments are primarily at variable interest rates.

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

(8)       Deposits

At December 31, 2002, scheduled maturities of certificates of deposit are as follows:

Years ending December 31:
2003	$93,195,681
2004	18,542,461
2005	6,885,369
2006	2,285,033
2007	3,980,032
Thereafter	285,813

Total	$125,174,389

(9)       Borrowings

The securities sold under repurchase agreements at December 31, 2002 are collateralized by obligations of the U.S. Government or its corporations and agencies, state and municipal securities, or mortgage-backed securities with an aggregate carrying value of $45,154,995, which are held by independent trustees. Under such agreements, the Bank agrees to repurchase identical securities as those sold. The repurchase agreements at December 31, 2002 mature on demand. The following summarizes pertinent data related to the securities sold under the agreements to repurchase as of and for the years ended December 31, 2002, 2001, and 2000.

	2002	2001	2000

Weighted average borrowing rate at year-end	1.59%	1.66%	4.42%

Average daily balance during the year	$39,540,854	26,916,000	18,967,000

Maximum month-end balance during the year	48,079,709	35,527,000	32,096,000

Balance at year-end	$42,987,681	32,456,383	32,095,552

At December 31, 2002, the Bank had securities sold under agreements to repurchase with one counterparty aggregating approximately $22,954,000.

The Bank has an available line of credit from the Federal Home Loan Bank of Atlanta (FHLB) in an amount not to exceed 10% of total assets. The line of credit is reviewed annually by the FHLB. The following fixed-rate advances were outstanding under this line at December 31, 2002 and 2001.

	2002	2001

Due May 19, 2003, 4.95%	$—	5,000,000
Due December 30, 2003, 1.41%	5,000,000	—
Due March 22, 2010, 6.18%	7,000,000	7,000,000
Due March 30, 2010, 6.02%	5,000,000	5,000,000
Due September 29, 2010, 5.82%	5,000,000	5,000,000
Due October 18, 2010, 5.46%	7,000,000	7,000,000
Due May 2, 2011, 4.80%	6,000,000	6,000,000

	$35,000,000	35,000,000

Weighted average rate	5.04%	5.55%

Required principal payments under the FHLB advances for the next five years and thereafter are as follows:

Years ending December 31:
2003	$5,000,000
2004	—
2005	—
2006	—
2007	—
Thereafter	30,000,000

Total	$35,000,000

The FHLB has the option to convert the fixed-rate advances to three-month, LIBOR-based floating-rate advances at various dates throughout the terms of the advances.

At December 31, 2002 and 2001, the Bank has pledged, under a blanket floating lien, first mortgage loans with unpaid balances which, when discounted at 75% of such unpaid principal balances, equals or exceeds the advances outstanding.

Other borrowed funds at December 31, 2002 and 2001 consist of a treasury, tax, and loan account with the Federal Reserve Bank of $1,000,000.

(10)     Income Taxes

Income tax expense (benefit) for the years ended December 31, 2002, 2001, and 2000 consists of the following:

	2002	2001	2000

Current tax expense:
Federal	$3,106,235	2,314,823	2,019,704
State	433,339	214,865	143,662

Total current	3,539,574	2,529,688	2,163,366

Deferred tax benefit:
Federal	(376,939)	(364,064)	(220,584)
State	(66,987)	(64,128)	(38,782)

Total deferred	(443,926)	(428,192)	(259,366)

Total income tax expense	$3,095,648	2,101,496	1,904,000

Income tax expense differed from the amount computed by applying the statutory Federal corporate tax rate of 34% to income before income taxes as follows:

	Years ended December 31

	2002	2001	2000

Computed “expected” tax expense	$3,095,963	2,265,250	2,008,141
Increase (decrease) resulting from:
Tax-exempt interest income	(249,304)	(277,385)	(224,127)
Nondeductible interest expense	23,506	38,443	17,431
State income tax, net of Federal tax effect	241,792	99,486	69,221
Earnings on cash surrender value of life insurance	(51,580)	(48,505)	—
Meals, entertainment, and club dues	31,622	28,449	21,589
Other, net	3,649	(4,242)	11,745

	$3,095,648	2,101,496	1,904,000

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001 are presented below:

	2002	2001

Deferred tax assets:
Allowance for Loan losses	$2,238,801	1,595,162
Deferred compensation	289,113	252,880
Other	10,042	74,515
Depreciation	—	52,501

Total deferred tax assets	2,537,956	1,975,058

Deferred tax liabilities:
Depreciation	(118,972)	—
Unrealized gain on investment securities available for sale	(1,022,528)	(613,050)

Total deferred tax liabilities	(1,141,500)	(613,050)

Net deferred tax asset	$1,396,456	1,362,008

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

(11)     Related Parties

Deposits include accounts with certain directors and executives of the Bank, including companies in which they are principal owners. As of December 31, 2002, these deposits totaled approximately $7,464,000.

During the years ended December 31, 2002, 2001, and 2000, the Bank paid approximately $26,000, $12,000, and $15,000, respectively, in legal fees in the normal course of business to a law firm in which a director is a member.

(12)     Regulatory Capital Requirements

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the Bank’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy, require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2002, the most recent notification from the Federal Reserve Bank of Atlanta categorized the bank subsidiary as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the bank subsidiary must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. Management is not aware of the existence of any conditions or events occurring subsequent to December 31, 2002 which would affect the bank subsidiary’s well capitalized classification.

Actual capital amounts and ratios for the Bank are presented in the table below as of December 31, 2002 and 2001, on a consolidated basis and for the bank subsidiary individually (dollars in thousands):

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

Georgia Bank Financial Corporation and subsidiary consolidated:
As of December 31, 2002:
Total Capital (to risk-weighted assets)	$50,130	11.40%	$35,165	8.00%	$ N/A	N/A
Tier I Capital - risk-based (to risk-weighted assets)	44,623	10.15%	17,583	4.00%	N/A	N/A
Tier I Capital - leverage (to average assets)	44,623	7.96%	22,429	4.00%	N/A	N/A
As of December 31, 2001:
Total Capital (to risk-weighted assets)	43,300	11.30%	30,655	8.00%	N/A	N/A
Tier I Capital - risk-based (to risk-weighted assets)	38,506	10.05%	15,328	4.00%	N/A	N/A
Tier I Capital - leverage (to average assets)	38,506	8.02%	19,217	4.00%	$ N/A	N/A

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

Georgia Bank & Trust Company:
As of December 31, 2002:
Total Capital (to risk-weighted assets)	$48,386	11.05%	$35,034	8.00%	$43,792	10.00%
Tier I Capital - risk-based (to risk-weighted assets)	42,899	9.80%	17,517	4.00%	26,275	6.00%
Tier I Capital - leverage (to average assets)	42,899	7.67%	22,363	4.00%	27,954	5.00%
As of December 31, 2001:
Total Capital (to risk- (to risk-weighted assets)	41,530	10.89%	30,520	8.00%	38,150	10.00%
Tier I Capital - risk-based (to risk-weighted assets)	36,757	9.63%	15,260	4.00%	22,890	6.00%
Tier I Capital - leverage (to average assets)	36,757	7.68%	19,151	4.00%	23,938	5.00%

(13)     Employee Benefit Plans

The Bank has an employee savings plan (the Plan) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. The Bank has the option to make an annual discretionary payment to the Plan. For the years ended December 31, 2002, 2001, and 2000, the Bank contributed $437,238, $264,834, and $174,373, respectively, to the Plan, which is 5% of the annual salary of all eligible employees for 2002 and 4% in 2001 and 2000.

In 1997, the Bank established a nonqualified Long-Term Incentive Plan designed to motivate and sustain high levels of individual performance and align the interests of key officers with those of shareholders by rewarding capital appreciation and earnings growth. Stock appreciation rights may be awarded annually to those key officers whose performance during the year has made a significant contribution to the Bank’s growth. Such stock appreciation rights are granted at a strike price equal to the trading price of the Company’s stock at date of grant, and are earned over a five-year appreciation period. Officers vest in such rights over a 10-year period. The Bank recognized expense of $143,729, $185,438, and $60,000 during 2002, 2001, and 2000, respectively, related to this plan.

(14)     Stock Option Plan

During 2000, the Bank adopted the 2000 Long-Term Incentive Plan (the 2000 Plan) which allows for stock option awards for up to 100,000 shares of the Company’s common stock to key employees of the Bank. Under the provisions of the 2000 Plan, the option price is determined by a committee of the board of directors at the time of grant and may not be less than 100% of the fair market value of the common stock on the date of grant of such option. When granted, these options vest over a five-year period. All options must be exercised within a ten-year period.

The following table summarizes activity in the 2000 Plan by shares under option and weighted average exercise price per share:

	Shares	Exercise price

Options outstanding – December 31, 1999		$—
Granted in 2000	14,375	20.72

Options outstanding – December 31, 2000	14,375	20.72
Granted in 2001	6,325	28.60

Options outstanding – December 31, 2001	20,700	23.13
Granted in 2002	36,000	33.10

Options outstanding – December 31, 2002	56,700	$29.46

The following options are exercisable at December 31, 2002:

Shares	Exercise price

5,750	$20.72
1,265	28.60

7,015	22.14

The following table summarizes information about options outstanding under the 2000 Plan at December 31, 2002:

Number outstanding at December 31, 2002	Weighted average remaining contractual life in years	Exercise price

14,375	7.4	$20.72
6,325	8.3	28.60
36,000	9.1	33.10

56,700	8.6	29.46

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

The fair value of each option grant is estimated on the date of grant using a minimum value option price assessment with weighted average assumptions used and estimated fair values as follows:

	2002	2001	2000

Risk-free interest rate	3.82%	4.92%	6.50%
Dividend yield	0.00%	0.00%	0.00%
Expected life at date of grant	10 years	10 years	10 years
Volatility	23.02%	23.93%	18.00%
Weighted average grant-date fair value	$14.12	$13.58	$10.33

(15)     Other Operating Expenses

Components of other operating expenses exceeding 1% of total revenues include the following for the years ended December 31, 2002, 2001, and 2000:

	2002	2001	2000

Marketing and business development expense	$728,122	684,095	432,925
Processing expense	946,217	809,504	609,773
Legal and professional fees	578,970	331,349	319,674

(16)     Condensed Financial Statements of Georgia Bank Financial Corporation (Parent Only)

The following represents Parent Company only condensed financial information of Georgia Bank Financial Corporation:

Condensed Balance Sheets

	December 31

	2002	2001

Assets
Cash and due from banks	$99,550	82,664
Investment securities available for sale	500,000	500,000
Investment in subsidiary	45,024,241	38,249,296
Premises and equipment, net	1,124,269	1,169,069

	$46,748,060	40,001,029

Liabilities and Stockholders’ Equity
Liabilities:
Accrued interest and other	$—	2,435

Stockholders’ equity:
Common stock, $3.00 par value; 10,000,000 shares authorized; 2,404,051 shares issued; 2,385,280 shares outstanding	7,212,153	7,212,153
Additional paid-in capital	30,586,925	30,586,925
Retained earnings	7,471,434	1,461,309
Treasury stock, at cost; 18,771 shares	(507,360)	(507,360)
Accumulated other comprehensive income	1,984,908	1,245,567

Total stockholders’ equity	46,748,060	39,998,594

	$46,748,060	40,001,029

Condensed Statements of Income

	Years ended December 31

	2002	2001	2000

Income:
Interest income on investment securities	$302	461	463
Miscellaneous income	91,200	91,200	91,200
Investment securities gains	—	2,125	—

	91,502	93,786	91,663

Expense:
Occupancy expense	44,800	44,800	44,800
Other operating expense	72,181	80,829	68,745

	116,981	125,629	113,545

Loss before equity in undistributed earnings of subsidiary	(25,479)	(31,843)	(21,882)
Equity in undistributed earnings of subsidiary	6,035,604	4,592,847	4,024,178

Net income	$6,010,125	$4,561,004	$4,002,296

Condensed Statements of Cash Flows

	Years ended December 31

	2002	2001	2000

Cash flows from operating activities:
Net income	$6,010,125	4,561,004	4,002,296
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	44,800	44,800	44,800
Equity in undistributed earnings of subsidiary	(6,035,604)	(4,592,847)	(4,024,178)
Net investment securities gains	—	(2,125)	—
(Decrease) increase in other liabilities	(2,435)	(27,016)	27,016
Decrease in other assets	—	—	50,000

Net cash provided by (used in) operating activities	16,886	(16,184)	99,934

Cash flows from investing activities:
Proceeds from sales and maturities of available for sale securities	—	16,639	—

Net cash provided by investing activities	—	16,639	—

Cash flows from financing activities:
Cash paid for fractional shares	—	(8,519)	—
Purchase of treasury stock	—	—	(507,360)

Net cash used in financing activities	—	(8,519)	(507,360)

Net increase (decrease) in cash and cash equivalents	16,886	(8,064)	(407,426)
Cash and cash equivalents at beginning of year	82,664	90,728	498,154

Cash and cash equivalents at end of year	$99,550	82,664	90,728

The Department of Banking and Finance of the State of Georgia (DBF) requires that state banks in Georgia generally maintain a minimum ratio of primary capital, as defined, to total assets of six percent (6%). Additionally, banks and their holding companies are subject to certain risk-based capital requirements based on their respective asset composition.

The DBF requires its prior approval for a bank to pay dividends in excess of 50% of the preceding year’s earnings. Based on this limitation, the amount of cash dividends available from the bank subsidiary for payment in 2003 is approximately $3,018,000, subject to maintenance of the minimum capital requirements. As a result of this restriction, at December 31, 2002, approximately $42,006,000 of the Parent Company’s investment in its subsidiary was restricted from transfer in the form of dividends.

(17)     Fair Value of Financial Instruments

SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Bank’s entire holdings of a particular financial instrument. Because no market exists for a portion of the Bank’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates. The assumptions used in the estimation of the fair value of the Bank’s financial instruments are explained below. Where quoted market prices are not available, fair values are based on estimates using discounted cash flow and other valuation techniques. Discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following fair value estimates cannot be substantiated by comparison to independent markets and should not be considered representative of the liquidation value of the Bank’s financial instruments, but rather a good-faith estimate of the fair value of financial instruments held by the Bank. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.

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

(c)     Loans

The fair value of loans is calculated using discounted cash flows by loan type. The discount rate used to determine the present value of the loan portfolio is an estimated market rate that reflects the credit and interest rate risk inherent in the loan portfolio. The estimated maturity is based on the Bank’s historical experience with repayments adjusted to estimate the effect of current market conditions. The carrying amount of related accrued interest receivable approximates its fair value. The carrying amount of real estate loans originated for sale approximates their fair value.

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

(e)     Federal Funds Sold and Securities Sold Under Repurchase Agreements

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

(h)     Commitments

The carrying values and fair values of commitments to extend credit are not significant.

The carrying amounts and estimated fair values of the Bank’s financial instruments at December 31, 2002 and 2001 are as follows:

	December 31

	2002		2001

	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value

Financial assets:
Cash and cash equivalent	$17,150,691	17,150,691	15,509,900	15,509,900
Investment securities	140,110,691	140,357,452	111,052,750	111,169,254
Loans, net	390,164,860	391,398,355	334,560,410	334,410,457
Financial liabilities:
Deposits	439,556,701	440,654,462	369,148,597	369,793,529
Federal funds sold and securities sold under repurchase agreements	42,987,681	42,987,681	32,456,383	32,456,383
Other borrowed funds	1,000,000	1,000,000	1,000,000	1,000,000
Advances from FHLB	35,000,000	36,895,966	35,000,000	35,351,483

(18)     Quarterly Financial Data (Unaudited)

The supplemental quarterly financial data for the years ended December 31, 2002 and 2001 is summarized as follows:

	Quarters ended

	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002

Interest income	$7,537,000	7,731,353	8,040,750	8,061,345
Interest expense	2,869,237	2,782,054	2,810,886	2,697,876
Net interest income	4,667,763	4,949,299	5,229,864	5,363,469
Provision for loan losses	669,990	414,828	789,096	540,383
Noninterest income	2,413,236	2,601,194	3,112,625	3,308,456
Noninterest expense	4,544,289	4,892,337	5,050,462	5,638,748
Net income	1,260,720	1,457,328	1,660,931	1,631,146
Net income per share – basic	0.53	0.61	0.70	0.68
Net income per share – diluted	0.53	0.61	0.69	0.68

	Quarters ended

	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001

Interest income	$8,030,439	8,302,267	8,363,157	7,865,437
Interest expense	4,093,266	4,069,326	3,785,632	3,300,728
Net interest income	3,937,173	4,232,941	4,577,525	4,564,709
Provision for loan losses	390,000	405,000	405,000	624,650
Non-interest income	1,406,486	1,783,389	1,921,205	2,717,500
Non-interest expense	3,527,599	4,074,230	4,224,996	4,826,953
Net income	985,336	1,016,100	1,237,734	1,321,834
Net income per share – basic	0.41	0.43	0.52	0.55
Net income per share – diluted	0.41	0.43	0.52	0.55

Item 9:            Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

PART III

Item 10:          Directors and Executive Officers of the Registrant

Information in response to this item is incorporated by reference to the Company’s definitive Proxy Statement for use in connection with the 2003 annual meeting of shareholders (which definitive Proxy Statement shall be filed with the commission not later than April 30, 2003).

Item 11:          Executive Compensation

Information in response to this item is incorporated by reference to the Company’s definitive Proxy Statement for use in connection with the 2003 annual meeting of shareholders (which definitive Proxy Statement shall be filed with the commission not later than April 30, 2003).

Item 12:          Security Ownership of Certain Beneficial Owners and Management

Information in response to this item is incorporated by reference to the Company’s definitive Proxy Statement for use in connection with the 2003 annual meeting of shareholders (which definitive Proxy Statement shall be filed with the commission not later than April 30, 2003).

Item 13:          Certain Relationships and Related Transactions

Information in response to this item is incorporated by reference to the Company’s definitive Proxy Statement for use in connection with the 2003 annual meeting of shareholders (which definitive Proxy Statement shall be filed with the commission not later than April 30, 2003).

Item 14.          Controls and Procedures

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Operation Officer (who serves as the Company’s principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Operation Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s periodic filings with the Securities and Exchange

Commission. There have been no significant changes in the Company’s internal controls or, to the Company’s knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation, and there have been no corrective actions with respect to significant deficiencies or material weaknesses.

Item 15:          Principal Accountant Fees and Services

Information in response to this item is incorporated by reference to the Company’s definitive Proxy Statement for use in connection with the 2003 annual meeting of shareholders (which definitive Proxy Statement shall be filed with the Commission not later than April 30, 2003).

PART IV

Item 16:          Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)  See Item 8 for a list of the financial statements as filed as a part of this report.

    (2)  No financial statement schedules are applicable as the required information is included in the financial statements in Item 8.

    (3)  The following exhibits are filed as part of this report:

Exhibit No. and Document

 3.1     Articles of Incorporation of the Company (Incorporated by reference to the Company’s registration statement on Form SB-2 filed August 20, 1997 (Registration No. 333-34037))

 3.2     Bylaws of the Company (Incorporated by reference to the Company’s Form 10-SB, dated April 29, 1994)

10.1    Blanton Employment Contract (Incorporated by reference to the Company’s Annual Report on Form 10-K, filed on March 29, 2001)

10.2    Thigpen Employment Contract (Incorporated by reference to the Company’s Annual Report on Form 10-K, filed on March 29, 2001)

10.3    2000 Long Term Incentive Plan (Incorporated by reference to the Company’s definitive Proxy Statement, filed on March 29, 2001)

11.1    Statement Re: Computation of Net Income Per Share

21.1    Subsidiaries of the Company

99.1    Certifications by the Chief Executive Officer (principal executive officer) and Chief Operating Officer (principal financial officer)

(b)       Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEORGIA BANK FINANCIAL CORPORATION
By:	/s/ ROBERT W. POLLARD, JR.

Robert W. Pollard, Jr. Chairman of the Board

March 17, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

March 17, 2003

SIGNATURE	TITLE

/s/ ROBERT W. POLLARD, JR.	Chairman of the Board and Director

Robert W. Pollard, Jr.

/s/ EDWARD G. MEYBOHM	Vice Chairman of the Board and Director

Edward G. Meybohm

/s/ R. DANIEL BLANTON	President, Chief Executive Officer and Director

Daniel Blanton

/s/ RONALD L. THIGPEN	Executive Vice President, Chief Operating Officer (Principal Financial and Accounting Officer) and Director

Ronald L. Thigpen

/s/ WILLIAM J. BADGER	Director

William J. Badger

/s/ WARREN A. DANIEL	Director

Warren A. Daniel

/s/ RANDOLPH R. SMITH, M.D.	Director

Randolph R. Smith, M.D.

/s/ JOHN W. TRULOCK, JR.	Director

John W. Trulock, Jr.

Certification

I, R. Daniel Blanton, certify that:

1.        I have reviewed this annual report on Form 10-K of Georgia Bank Financial Corporation;

2.        Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.        Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.        The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.        The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003
/s/ R. DANIEL BLANTON

President & Chief Executive Officer

Certification

I, Ronald L. Thigpen, certify that:

1.        I have reviewed this annual report on Form 10-K of Georgia Bank Financial Corporation;

2.        Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.        Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.        The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.        The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003
/s/ RONALD L. THIGPEN

Executive Vice President & Chief Operating Officer (Principal Financial Officer)

EXHIBIT INDEX

			Page
(a)	Exhibits

	3.1	Articles of Incorporation of the Company (Incorporated by reference to the Company’s registration statement on Form SB-2 filed August 20, 1997 (Registration No. 333-34037))

	3.3	Bylaws of the Company (Incorporated by reference to the Company’s Form 10-SB, dated April 29, 1994)

	10.4	Blanton Employment Contract (Incorporated by reference to the Company’s Annual Report on Form 10-K, filed on March 29, 2001)

	10.5	Thigpen Employment Contract (Incorporated by reference to the Company’s Annual Report on Form 10-K, filed on March 29, 2001)

	10.6	2000 Long Term Incentive Plan (Incorporated by reference to the Company’s definitive Proxy Statement, filed on March 29, 2001)

	11.1	Statement Re: Computation of Net Income Per Share	93

	21.1	Subsidiaries of the Company	94

	99.1	Certifications by the Chief Executive Officer (principal executive officer) and Chief Operating Officer (principal financial officer)	95