Form 10-Q
period 2003-03-31
GEORGIA BANK FINANCIAL CORP /GA
filed 2003-05-14
CIK 880116

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark  One)

 X     Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act
---
       of 1934
       For  the  quarterly  period  ended  March  31,  2003.
                                           ----------------

                                       or

        Transition  Report  under Section 13 or 15(d) of the Securities Exchange
---     Act of 1934

       For the transition period from _______________ to ________________

                          Commission File No. 0-23980
                                              -------

                       Georgia Bank Financial Corporation
                      -------------------------------------
             (Exact name of registrant as specified in its charter)

            Georgia                                      58-2005097
            -------                                      ----------
     (State of Incorporation)               (I.R.S. Employer Identification No.)

                    3530 Wheeler Road, Augusta, Georgia 30909
                 ----------------------------------------------
                    (Address of principal executive offices)

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

     Indicate  by  check mark whether the registrant is an accelerated filer (as
defined  in  Rule  12b-2  of  the  Exchange  Act).  Yes     No X
                                                       ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     2,385,280 shares of common stock, $3.00 par value per share, issued and outstanding as of March 31, 2003.

                            GEORGIA BANK FINANCIAL CORPORATION
                                         FORM 10-Q
                                           INDEX


                                                                                      Page
Part I              FINANCIAL INFORMATION
           Item 1.  Financial Statements (Unaudited)
                    Consolidated Balance Sheets as of March 31, 2003 and
                      December 31, 2002                                                  3
                    Consolidated Statements of Income for the three months
                      ended March 31, 2003 and 2002                                      4
                    Consolidated Statements of Cash Flows for the
                      three months ended March 31, 2003 and 2002                         6
                    Notes to Consolidated Financial Statements                           8
           Item 2.  Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                     11
           Item 3.  Quantitative and Qualitative Disclosures about Market Risk          21
           Item 4.  Controls and Procedures                                             21

Part II             OTHER INFORMATION
           Item 1.  Legal Proceedings                                                    *
           Item 2.  Changes in Securities                                                *
           Item 3.  Defaults Upon Senior Securities                                      *
           Item 4.  Submission of Matters to a Vote of Security Holders                  *
           Item 5.  Other Information                                                    *
           Item 6.  Exhibits and Reports on Form 8-K                                    22

Signature                                                                               23

* No information submitted under this caption

                                     PART I
                              FINANCIAL INFORMATION

                GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                          Consolidated Balance Sheets
                                  (Unaudited)

                           ASSETS
                                                   March 31,     December 31,
                                                     2003           2002
                                                 -------------  -------------
Cash and due from banks                          $ 19,017,681   $ 12,942,512
Federal funds sold                                  5,357,000      3,691,000
Interest-bearing deposits in other banks              517,230        517,179
                                                 -------------  -------------
    Cash and cash equivalents                      24,891,911     17,150,691

Investment securities
  Available-for-sale                               140,397386    133,971,802
  Held-to-maturity, at cost (fair values of
    $6,515,555 and $6,385,650, respectively)        6,137,504      6,138,889

Loans held for sale                                18,957,401     24,296,598
Loans                                             389,316,232    372,402,679
  Less allowance for loan losses                   (6,831,353)    (6,534,417)
                                                 -------------  -------------
    Loans, net                                    382,484,879    365,868,262

Premises and equipment, net                        13,818,212     13,882,987
Accrued interest receivable                         3,606,060      3,688,630
Goodwill                                              139,883        139,883
Other assets                                        4,447,873      4,694,668
                                                 -------------  -------------
                                                 $594,881,109   $569,832,410
                                                 =============  =============

               LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
    Noninterest-bearing                          $ 71,882,277   $ 70,334,882
    Interest-bearing
      NOW accounts                                 61,685,103     63,115,877
      Savings                                     175,655,772    152,244,387
      Money management accounts                    26,209,991     28,687,166
      Time deposits over $100,000                  92,578,529     87,746,760
      Other time deposits                          35,011,240     37,427,629
                                                 -------------  -------------
                                                  463,022,912    439,556,701

Securities sold under repurchase agreements        42,884,103     42,987,681
Advances from Federal Home Loan Bank               35,000,000     35,000,000
Other borrowed funds                                  400,000      1,000,000
Accrued interest and other liabilities              4,556,033      4,539,968
                                                 -------------  -------------
          Total liabilities                       545,863,048    523,084,350
                                                 -------------  -------------

Stockholders' equity
  Common stock, $3.00 par value; 10,000,000
    shares authorized; 2,404,051 shares issued;
    2,385,280 shares outstanding                    7,212,153      7,212,153
  Additional paid-in capital                       30,586,925     30,586,925
  Retained earnings                                 9,323,621      7,471,434
  Treasury stock, at cost, 18,771 shares             (507,360)      (507,360)
  Accumulated other comprehensive income            2,402,722      1,984,908
                                                 -------------  -------------

          Total stockholders' equity               49,018,061     46,748,060
                                                 -------------  -------------
                                                 $594,881,109   $569,832,410
                                                 =============  =============

See accompanying notes to consolidated financial statements.

                GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                        Consolidated Statements of Income
                                  (Unaudited)

                                                  Three Months Ended March 31,

                                                     ----------------------
                                                        2003        2002
                                                     ----------  ----------
Interest income:
   Loans, including fees                             $6,257,448  $5,872,538
   Investment securities                              1,621,372   1,623,477
   Federal funds sold                                    33,106      35,318
   Interest-bearing deposits in other banks               1,276       5,667
                                                     ----------  ----------
               Total interest income                  7,913,202   7,537,000
                                                     ----------  ----------

Interest expense:
   Deposits                                           1,980,159   2,238,495
   Federal funds purchased and securities sold
       under repurchase agreements                      167,572     142,967
   Other borrowings                                     443,086     487,775
                                                     ----------  ----------
                Total interest expense                2,590,817   2,869,237
                                                     ----------  ----------

                Net interest income                   5,322,385   4,667,763

Provision for loan losses                               474,750     669,990
                                                     ----------  ----------

                Net interest income after provision
                   for loan losses                    4,847,635   3,997,773
                                                     ----------  ----------

Noninterest income:
   Service charges and fees on deposits               1,082,649   1,030,175
   Gain on sale of loans                              1,787,730   1,135,719
   Investment securities gains, net                      46,192      50,039
   Retail investment income                              90,937      56,580
   Trust services fees                                   69,859      42,648
   Miscellaneous income                                  97,312      98,075
                                                     ----------  ----------
                Total noninterest income              3,174,679   2,413,236
                                                     ----------  ----------

Noninterest expense:
   Salaries                                           2,549,632   2,102,590
   Employee benefits                                    799,644     729,367
   Occupancy expenses                                   581,346     566,741
   Other operating expenses                           1,271,463   1,145,591
                                                     ----------  ----------
                Total noninterest expense             5,202,085   4,544,289
                                                     ----------  ----------

Income before income taxes                            2,820,229   1,866,720

Income tax expense                                      968,042     606,000
                                                     ----------  ----------


                Net income                           $1,852,187  $1,260,720
                                                     ==========  ==========

                GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                        Consolidated Statements of Income
                                  (Unaudited)

                                            Three Months Ended March 31,
                                                2003            2002
                                            -------------  -------------
Basic net income per share                  $        0.78  $        0.53

Diluted net income per share                $        0.77  $        0.53

Weighted average common shares outstanding      2,385,280      2,385,280
                                            =============  =============

Weighted average number of common and
   common equivalent shares outstanding         2,404,185      2,392,693
                                            =============  =============

                GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                  (Unaudited)
                                                                     Three Months Ended March 31,
                                                                         2003           2002
                                                                     -------------  -------------
Cash flows from operating activities
Net income                                                           $  1,852,187   $  1,260,720
  Adjustments to reconcile net income to net cash provided by operating activities
      Depreciation and amortization                                       320,347        330,675
      Provision for loan losses                                           474,750        669,990
      Net investment securities gains                                     (46,192)       (50,039)
      Net amortization of premium on investment securities                226,924         59,848
      Loss (gain) on disposal of premises and equipment                       651           (243)
      Gain on the sale of other real estate                                     -         (1,314)
      Gain on sale of loans                                            (1,787,730)    (1,135,719)
      Real estate loans originated for sale                           (75,044,326)   (47,700,462)
      Proceeds from sales of real estate loans                         82,171,253     51,924,613
      Decrease  in accrued interest receivable                             82,570         26,558
      Decrease (increase) in other assets                                  31,558        (67,316)
      Increase (decrease) in accrued interest and other liabilities        16,065        (33,155)
                                                                     -------------  -------------
        Net cash provided by operating activities                       8,298,057      5,284,156
                                                                     -------------  -------------

Cash flows from investing activities
      Proceeds from sales of available for sale securities             15,340,549      2,632,775
      Proceeds from maturities of available for sale securities        12,851,269     10,824,176
      Purchase of available for sale securities                       (34,163,698)   (24,368,191)
      Net increase in loans                                           (17,091,367)   (11,989,002)
      Purchase of premises and equipment                                 (265,810)      (489,416)
      Proceeds from the sale of other real estate                               -          1,314
      Proceeds from the sale of premises and equipment                      9,587          4,200
                                                                     -------------  -------------
        Net cash used in investing activities                         (23,319,470)   (23,384,144)
                                                                     -------------  -------------

Cash flows from financing activities
      Net increase in deposits                                         23,466,211     22,360,649
      Net (decrease) increase in federal funds purchased and
        securities sold under repurchase agreements                      (103,578)     4,482,269
      Principal payments on other borrowed funds                         (600,000)             -
                                                                     -------------  -------------
        Net cash provided by financing activities                      22,762,633     26,842,918
                                                                     -------------  -------------

                GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                              Three Months Ended March 31,
                                                                   2003          2002
                                                              -------------  -------------
    Net increase in cash and cash equivalents                     7,741,220      8,742,930

Cash and cash equivalents at beginning of period                 17,150,691     15,509,900

                                                              -------------  -------------
Cash and cash equivalents at end of period                    $  24,891,911  $  24,252,830
                                                              =============  =============
Supplemental disclosures of cash paid during the period for:
          Interest                                            $   2,890,377  $   3,158,581
                                                              =============  =============
          Income taxes                                        $      53,000  $     315,000
                                                              =============  =============
Supplemental information on noncash investing activities:
          Loans transferred to other real estate              $           -  $      50,632
                                                              =============  =============

See accompanying notes to consolidated financial statements.

                GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                 March 31, 2003


Note  1  -  Basis  of  Presentation

The accompanying consolidated financial statements include the accounts of Georgia Bank Financial Corporation and its wholly-owned subsidiary, Georgia Bank & Trust Company (the "Company" or the "Bank"). Significant intercompany transactions and accounts are eliminated in the consolidation.

The consolidated financial statements for the three months ended March 31, 2003 and 2002 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations and cash flows for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results of operations which the Company may achieve for the entire year.

Note  2  -  Recent  Accounting  Pronouncements

In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. SFAS No. 145 requires that in certain circumstances previous items classified as extraordinary that do not meet the criteria in Accounting Principals Board (APB) Opinion 30 must be reclassified. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 did not have a material effect on the Company's financial condition or results of operations.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No.

146 did not have a material impact on the Company's financial condition or results of operations.

In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions. SFAS No. 147 removes acquisitions of financial institutions from the scope of both SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17, When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method and requires that those transactions be accounted for in accordance with SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. In addition, SFAS No. 147 amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. SFAS No. 147's transition provisions require affected institutions to reclassify their SFAS No. 72 goodwill as SFAS No. 142 goodwill as of the date the Company initially applied SFAS No. 142 in its entirety. The adoption of SFAS No. 147 did not have any impact on the Company's financial condition or results of operations.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantee. FIN 45 also requires additional disclosure about the guarantor's obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company's financial condition or results of operations.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities and Interpretation of ARB No. 51 (FIN 46). FIN 46 establishes the criteria for consolidating variable interest entities. FIN 46 is effective for fiscal years or interim periods beginning after June 15, 2003, to variable entities that were acquired before February 1, 2003. Management does not anticipate that FIN 46 will have a material impact on the Company's financial condition or results of operations.

Note  3  -  Comprehensive  Income

Other comprehensive income for the Company consists of net unrealized gains and losses on investment securities. Total comprehensive income for the three months ended March 31, 2003 was $2,270,001 compared to $687,751 for the three months ended March 31, 2002.

Note  4  -  Stock-based  Compensation

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No.
123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS No. 148 also amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in the interim financial information. The Company adopted the provisions of SFAS No. 148 effective December 31, 2002.

The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plans. Accordingly compensation cost is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Had compensation cost been determined based upon the fair value of the options at the grant dates consistent with the method recommended by SFAS No. 123, on a pro forma basis, the Company's net income and income per share for the three months ended March 31, 2003 and 2002 is indicated below.

                                             Three Months Ended
                                                 March 31,
                                             2002         2001
                                          -----------  -----------
     Net income                           $1,852,187   $1,260,720
     Deduct: Total stock-based
         Compensation expense determined
         under fair value based method,
         net of related tax effect           (33,096)     (19,640)
                                          -----------  -----------
     Pro Forma                            $1,819,091   $1,241,080
                                          ===========  ===========

     Basic net income per share:
         As reported                      $     0.78   $     0.53
         Pro forma                        $     0.76   $     0.52

     Diluted net income per share:
         As reported                      $     0.77   $     0.53
         Pro forma                        $     0.76   $     0.52

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

Critical  Accounting  Policies
------------------------------

The accounting and financial reporting policies of Georgia Bank Financial Corporation and subsidiary conform to accounting principles generally accepted in the United States of America accounting principles and to general practices within the banking industry. Of these policies, management has identified the allowance for loan losses as a critical accounting policy that requires difficult subjective judgment and is important to the presentation of the financial condition and results of operations of the Company.

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Subsequent recoveries are added to the allowance. The allowance is an amount that management believes will be adequate to absorb losses on existing loans that become uncollectible, based on evaluations of the collectibility of loans. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, historical loss rates, overall portfolio quality, review of specific problem loans, and current economic conditions and trends that may affect a borrower's ability to repay.

The Company segments its allowance for loan losses into the following five major categories: 1) identified losses for impaired loans; 2) general reserves for Classified/Watch loans; 3) general reserves for loans with satisfactory ratings;
4)  general  reserves based on economic and market risk qualitative factors, and
5) an unallocated amount. Risk ratings are initially assigned in accordance with the Bank's loan and collection policy. An organizationally independent department reviews grade assignments on an ongoing basis. Management reviews current information and events regarding a borrowers' financial condition and strengths, cash flows available for debt repayment, the related collateral supporting the loan and the effects of known and expected economic conditions. When the evaluation reflects a greater than normal risk associated with the individual loan, management classifies the loan accordingly. If the loan is determined to be impaired, management allocates a portion of the allowance for loan losses for that loan based upon the present value of future cash flows discounted at the loan's effective interest rate or the fair value of the collateral as the measure for the amount of the impairment. Impairment losses are included in the allowance for loan losses through a charge to the provision for losses on loans. Subsequent recoveries are added to the allowance for loan losses. Cash receipts for accruing loans are applied to principal and interest under the contractual terms of the loan agreement. Cash receipts on impaired loans for which the accrual of interest has been discontinued are applied first to principal and then to interest income. Impaired and Classified/Watch loans are aggressively monitored. The reserves for loans rated satisfactory are further subdivided into various types of loans as defined by call report codes. The Company developed specific qualitative factors to apply to each individual component of the reserve. These qualitative factors are based upon economic, market and industry conditions that are specific to the Company's local two county markets. These qualitative factors include, but are not limited to, national and local economic conditions, bankruptcy trends, unemployment trends, loan concentrations, dependency upon government installations and facilities, and competitive factors in the local market. These allocations for the qualitative factors are included in the various individual components of the allowance for loan losses. The qualitative factors are subjective in nature and require considerable judgment on the part of the Bank's management. However, it is the Bank's opinion that these factors do represent uncertainties in the Bank's business environment that must be factored into the Bank's analysis of the allowance for loan losses. The Bank is committed to developing more historical data in the future to reduce the dependence on these qualitative factors. The unallocated component of the allowance is established for losses that specifically exist in the remainder of the portfolio, but have yet to be identified.

Management believes that the allowance for loan losses is adequate. While the Company has 71.67% of its loan portfolio secured by real estate loans, this percentage is not significantly higher than in previous years. Commercial real estate comprises 27.68 % of the loan portfolio and is primarily owner occupied properties where the operations of the commercial entity provide the necessary cash flow to service the debt. For this portion of real estate loans, repayment is not dependent upon liquidation of the real estate. Construction and development (18.67%) has been an increasingly important portion of the real estate loan portfolio. The Company carefully monitors the loans in this category since the repayment of these loans is generally dependent upon the liquidation of the real estate and is impacted by national and local economic conditions. The residential category represents those loans that the Company chooses to maintain in its portfolio rather than selling into the secondary market for marketing and competitive reasons. The residential held for sale category comprises loans that are in the process of being sold into the secondary market. The credit has been approved by the investor and the interest rate locked so the Company takes no credit or interest rate risk with respect to these loans. The Company has no large loan concentrations to individual borrowers or industries. Only 12.69% of the Company's portfolio consists of consumer loans. Unsecured loans at March 31, 2003 were $8.9 million. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Performance Overview -- Net Income
----------------------------------

The Company's net income for the first quarter of 2003 was $1,852,000, which was an increase of $591,000 (46.9%) compared to net income of $1,261,000 for the first quarter of 2002. Basic net income per share for the three months ended March 31, 2003 was $0.78 compared to $0.53 for the three months ended March 31, 2002. The increase in 2003 compared to 2002 was primarily a result of an increase in the gain on sale of loans in the secondary market due to increased home purchases and refinancing activity in the first three months of 2003 compared to the comparable quarter of 2002, a decrease in the provision for loan losses, and an increase in net interest income. Due to the lower interest rates in 2003, the Bank experienced a decrease in interest expense. However, despite the lower interest rates, interest income increased due to the loan portfolio growth. The income growth discussed above was offset by increases in salaries and employee benefits expenses due to higher commissions related to the increase in loan originations of loans sold in the secondary mortgage market as well as increased personnel to support growth. Other operating expenses increased
$126,000, primarily due to increases in professional fees, staff development, and loan costs.

The annualized return on average assets for the Company was 1.30% for the three months ended March 31, 2003, compared to 1.04% for the same period last year. The increase is primarily attributable to the increase in net income. The annualized return on average stockholders' equity was 15.67% for the three months ended March 31, 2003 compared to 12.57% for the comparable period in 2002.

Total assets of $594.9 million at March 31, 2003 reflects an increase of $25.0 million (4.4%) from year-end 2002. This increase is primarily attributable to higher loan, investment and cash and due from banks balances since December 2002. Total loans at March 31, 2003 were $408.3 million which represented an increase of $11.6 million (2.9%) from December 31, 2002. Investment securities increased $6.4 million (4.6%) from December 31, 2002 and cash and due from banks increased $6.1 million (46.9%) from December 31, 2002.

Total deposits have grown $23.5 million (5.3%) since December 31, 2002. The balance of securities sold under repurchase agreements has decreased $104,000 (0.2%) from December 31, 2002. Securities sold under repurchase agreements includes $11.0 million of repurchase agreements from SunTrust Robinson Humphrey. Advances from the Federal Home Loan Bank have remained constant since December 31, 2002.

Net  Interest  Income
---------------------

Net interest income increased $655,000 (14.0%) in the first quarter of 2003 compared to the first quarter of 2002. Despite lower interest rates, interest income increased $376,000 (5.0%) during 2003 compared to 2002, due to increased loan volume. Interest-earning assets at March 31, 2003 increased $82.1 million (17.2%) over March 31, 2002. Despite increased deposit volume, interest expense on deposits decreased $258,000 (11.5%) for the three-month period ended March 31, 2003 compared to the three-month period ended March 31, 2002 due to lower interest rates. A $10.6 million increase in the average quarterly balance of securities sold under repurchase agreements for the three-month period ended
March 31, 2003 resulted in increased interest expense of $25,000. Other borrowings expense decreased $45,000 in 2003 compared to 2002 due to the prepayment of a $5.0 million Federal Home Loan Bank advance with a 4.95% rate in September 2002 and borrowed a $5.0 million advance with a 1.41% rate in December 2002.

The Company's net interest margin was 3.88% for the three months ended March 31, 2003 compared to 4.07% for the three months ended March 31, 2002.

Noninterest  Income
-------------------

Noninterest income increased $761,000 (31.6%) for the three-month period ended March 31, 2003 compared to the three-month period ended March 31, 2002. The increase in noninterest income was primarily attributable to the increase in gain on sale of mortgage loans in the secondary market, which increased $652,000 (57.4%) for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. This gain is attributable to increased mortgage volume from home purchases and refinancing activity due to the low interest rate environment. Service charges and fees on deposits increased $52,000 (5.1%) during the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. This is primarily attributable to increases in NSF fees and service charges due to increased deposit volume and increases in debit card income due to increased usage and deposit accounts. Retail investment income increased $34,000 (60.7%) and trust income increased $27,000 (63.8%) in 2003 compared to 2002, both attributable to increases in volume.

Noninterest  Expense
--------------------

Noninterest expense increased $658,000 (14.5%) during the first quarter of 2003 compared to the first quarter of 2002. Salary and benefits expense accounted for $517,000 of this increase. Increases in salary and benefits expense are due to higher commissions related to the increase in loan originations of loans sold in the secondary mortgage market volume as well as the continued expansion in the Company's local market that is reflected in additions to staff. The increase in other operating expenses of $126,000 (11.0%) for the three months ended March 31, 2003 is primarily a result of increased professional expenses due to increased audit expenses related to FDICIA requirements and efficiency reviews, increased advisory and consulting fees and directors fees, increased staff development due to seminars and staff training, and increased loan costs due to increased mortgage origination volume.

Income  Taxes
-------------

Income taxes in the first quarter of 2003 totaled $968,000, an increase of $362,000 (59.7%) over the first quarter of 2002. The effective tax rate for the three months ended March 31, 2003 was 34.3% compared to 32.5% for the three months ended March 31, 2002. The increase in the effective tax rate for the first quarter of 2003 is due primarily to a decrease in tax-exempt income.

Asset  Quality
--------------

Table 1 shows the current and prior period amounts of non-performing assets. Non-performing assets were $2.7 million at March 31, 2003 compared to $1.9 million at December 31, 2002 and $2.1 million at March 31, 2002. The ratio of non-performing assets to total loans and other real estate was 0.65% at March 31, 2003, compared to 0.48% at December 31, 2002 and 0.61% at March 31, 2002.
The control and monitoring of non-performing assets continues to be a priority of management.

Loans past due 90 days or more and still accruing were $0 at March 31, 2003 compared to $0 at December 31, 2002 and $5,000 at March 31, 2002.

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

When reviewing the allowance for loan losses, it is important to understand to whom the Company lends. At March 31, 2003, the loan portfolio is comprised of 71.67% real estate loans, of which 18.67% constitutes construction and acquisition and development loans. Commercial, financial and agricultural loans comprise 15.64%, and consumer loans comprise 12.69% of the portfolio.

The allowance for loan losses is based on a loan classification system and consists of three components: the general reserve, specific reserve and an unallocated reserve. The general reserve is calculated based on estimates of inherent losses which probably exist as of the evaluation date. The loss percentages used for this portion of the portfolio, which has not been identified as problem loans, are generally based on historical factors adjusted when necessary for qualitative factors. The general reserve for losses on problem loans is based on a review and evaluation of these loans, taking into consideration financial condition and strengths of the borrower, related collateral, cash flows available for debt repayment, and known and expected trends and conditions. General loss percentages for problem loans are determined based upon historical loss experience and regulatory requirements. For loans considered impaired, specific reserves are provided in the event that the individual collateral analysis on each problem loan indicates that the probable loss upon liquidation of collateral would be in excess of the fair value of the collateral if the loan is collateral dependent or if the present value of expected future cash flows is less than the loan balance. In addition to these allocated reserves, the Company has established an unallocated reserve of $67,000 at March 31, 2003.
Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management's analysis of potential risk in the loan portfolio. A provision for losses in the amount of $475,000 was charged to expense for the quarter ended March 31, 2003 compared to $670,000 for the quarter ended March 31, 2002.

At March 31, 2003 the ratio of allowance for loan losses to total loans was 1.67% compared to 1.65% at December 31, 2002 and 1.54% at March 31, 2002. Management considers the current allowance for loan losses appropriate based upon its analysis of the potential risk in the portfolio, although there can be no assurance that the assumptions underlying such analysis will continue to be correct.

Liquidity  and  Capital  Resources
----------------------------------

The Company's liquidity remains adequate to meet operating and loan funding requirements. The loan to deposit ratio at March 31, 2003 was 88.2% compared to 90.3% at December 31, 2002 and 88.9% at March 31, 2002. The decrease in the loan to deposit ratio from December 31, 2002 reflects the significant increase in deposits in the first quarter of 2002. Deposits at March 31, 2003 include $20.0 million of brokered certificates of deposit, a $5.0 million increase from December 31, 2002. The Company has also utilized borrowings from the Federal Home Loan Bank, reverse repurchase agreements and securities sold under repurchase agreements to fund additional growth. The Company maintains a line of credit with the Federal Home Loan Bank approximating 10% of the Bank's total assets. Federal Home Loan Bank advances are collateralized by eligible first mortgage loans, and specific commercial loans. The Company has a federal funds purchased accommodation with The Bankers Bank, Atlanta, Georgia, for advances up to $12,800,000 and with SunTrust Bank, Atlanta, Georgia for advances up to $10,000,000. The Company maintains repurchase lines of credit with SunTrust Robinson Humphrey, Atlanta, Georgia, for advances up to $11,000,000 and with The Bankers Bank, Atlanta, Georgia, for advances up to $10,000,000. At March 31, 2003, securities sold under repurchase agreements included $11.0 million in repurchase agreements with SunTrust Robinson Humphrey, Atlanta, Georgia. Additionally, liquidity needs can be satisfied by the structuring of the maturities of investment securities and the pricing and maturities on loans and deposits offered to customers.

Stockholders' equity to total assets was 8.2% at March 31, 2003 and December 31, 2002. The capital of the Company and the Bank exceeded all required regulatory guidelines at March 31, 2003. The Company's Tier 1 risk-based, total risk-based and the leverage capital ratios were 10.07%, 11.33%, and 8.05%, respectively, at March 31, 2003. Table 2 reflects the current regulatory capital levels in more detail, including comparisons to the regulatory minimums.

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

Unfunded commitments to extend credit where contract amounts represent potential credit risk totaled $80,543,000 at March 31, 2003. These commitments are primarily at variable interest rates.

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

       Commitments and             Due in       Due in       Due in       Due in       Due in
   Contractual Obligations         1 Year      2 Years      3 Years      4 Years      5 Years
-----------------------------  ------------  -----------  -----------  -----------  -----------
Lines of credit                $ 80,543,000        -            -            -            -
Lease agreements                    154,000      108,000       56,000       37,000       21,000
Deposits                        220,393,000   75,519,000   69,859,000   29,099,000   27,864,000
Securities sold under
   repurchase agreements         42,884,000        -            -            -            -
FHLB advances                     5,000,000        -            -            -            -
Other borrowings                    400,000        -            -            -            -
-----------------------------  ------------  -----------  -----------  -----------  -----------
   Total commitments and
      contractual obligations  $349,374,000  $75,627,000  $69,915,000  $29,136,000  $27,885,000
=============================  ============  ===========  ===========  ===========  ===========


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

Table 1
-------

                GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                           CONSOLIDATED FINANCIAL DATA
                             (Dollars in Thousands)
                                   (Unaudited)

                                      Three Months Ended March 31,
                                      ----------------------------
PROFITABILITY                             2003          2002
-----------------------------            -------       -------
Return on average assets *                 1.30%         1.04%

Return on average equity *                15.67%        12.57%

ALLOWANCE FOR LOAN LOSSES
-------------------------

Beginning balance, January 1,            $6,534        $5,109
Provision charged to expense                475           670
Recoveries                                  166           106
Loans charged off                           344           511
                                         -------       -------
Ending balance, March 31,                $6,831        $5,374

NON-PERFORMING ASSETS     March 31, 2003      December 31, 2002     March 31, 2002
---------------------
Non-accrual loans            $2,651           $1,897               $2,076
Other real estate owned           0                0                   51
                             ------           ------               ------
Total non-performing assets  $2,651           $1,897               $2,127
                             ======           ======               ======


LOANS PAST DUE 90 DAYS OR
MORE AND STILL ACCRUING          $0               $0                   $5
                             ======           ======               ======

* Annualized

Table 2
-------

                       Georgia Bank Financial Corporation
                                       And
                           Georgia Bank & Trust Company
                         Regulatory Capital Requirements
                                  March 31, 2003
                             (Dollars in Thousands)


                            Actual            Required           Excess
                        Amount   Percent   Amount  Percent   Amount  Percent
                        -------  --------  ------  --------  ------  --------
Georgia Bank Financial
   Corporation
Risk-based capital:
   Tier 1 capital       $46,475    10.07%  18,456     4.00%  28,019     6.07%
   Total capital         52,256    11.33%  36,913     8.00%  15,343     3.33%
Tier 1 leverage ratio    46,475     8.05%  23,105     4.00%  23,370     4.05%


Georgia Bank & Trust
   Company
Risk-based capital:
   Tier 1 capital       $44,752     9.73%  18,391     4.00%  26,361     5.73%
   Total capital         50,513    10.99%  36,782     8.00%  13,731     2.99%
Tier 1 leverage ratio    44,752     7.77%  23,040     4.00%  21,712     3.77%

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2003, there were no substantial changes from the interest rate sensitivity analysis or the market risk analysis for various changes in interest rate calculated as of December 31, 2002. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company's audited consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2002 included in the Company's 2002 annual report on Form 10-K, Item 7A.

Item  4.  Controls  and  Procedures

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer (principal executive officer) and its Executive Vice President and Chief Operating Officer (principal financial officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, such officers concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation, and there have been no corrective actions with respect to significant deficiencies or material weaknesses.

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

         None

Item 5.  Other  Information

         None

Item 6.  Exhibits  and  Reports  on  Form  8-K

         (a)  Exhibits

              3.1 Articles of Incorporation of the Company ((Incorporated by reference from the Company's registration statement on Form SB-2 filed August 20, 1997 (Registration No. 333-34037)).

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

                         GEORGIA BANK FINANCIAL CORPORATION



Date:     May 13, 2003                  By:  /s/ Ronald L. Thigpen
          ------------                     ------------------------------
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

This 13th day of May, 2003.

/s/ R. Daniel Blanton
---------------------
R. Daniel Blanton
President &
Chief Executive Officer
(Principal executive officer)

/s/ Ronald L. Thigpen
---------------------
Ronald L. Thigpen
Executive Vice President &
Chief Operating Officer
(Principal financial officer)

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


Date:  May  13,  2003



     /s/ R. Daniel Blanton
     -------------------------------
     President & Chief Executive Officer

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


Date:  May 13, 2003



     /s/ Ronald L. Thigpen
     --------------------------
     Executive Vice President &
     Chief Operating Officer
     (Principal Financial Officer)