Form 10-Q
period 2003-06-30
GEORGIA BANK FINANCIAL CORP /GA
filed 2003-08-14
CIK 880116

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark  One)

 X     Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act
---
       of  1934
       For the quarterly period ended June 30, 2003.
                                      ---------------

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

                                 (706) 738-6990
                                ---------------
                (Issuer's telephone number, including area code)

                                 Not Applicable
                                ---------------
   (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90  days.  Yes  X     No
              -----     -----

     Indicate  by  check  whether  the  registrant  is  an accelerated filer (as
defined  in  Rule  12b-2  of  the  Exchange  Act).   Yes        No  X
                                                        -----     -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     2,385,280 shares of common stock, $3.00 par value per share, outstanding as of June 30, 2003.

                       GEORGIA BANK FINANCIAL CORPORATION
                                    FORM 10-Q
                                      INDEX

                                                                            Page

Part  I        Financial  Information

       Item 1. Financial Statements (Unaudited)

               Consolidated Balance Sheets as of June 30, 2003 and
                 December 31, 2002                                             3

               Consolidated Statements of Income for the three and six months
                 ended June 30, 2003 and June 30, 2002                         4

               Consolidated Statements of Cash Flows for the
                 six months ended June 30, 2003 and June 30, 2002              6

               Notes to Consolidated Financial Statements                      8

       Item 2. Management's Discussion and Analysis of                        12
                 Financial  Condition  and  Results  of  Operations

       Item 3. Quantitative and Qualitative Disclosures about Market Risk     22

       Item 4. Controls  and  Procedures                                      22


Part  II       Other  Information

       Item 1. Legal Proceedings                                               *

       Item 2. Changes in Securities                                           *

       Item 3. Defaults Upon Senior Securities                                 *

       Item 4. Submission of Matters to a Vote of Security-Holders            23

       Item 5. Other Information                                               *

       Item 6. Exhibits and Reports on Form 8-K                               24

Signature                                                                     25

*  No  information  submitted  under  this  caption

                                     PART I
                              FINANCIAL INFORMATION

                GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                          Consolidated Balance Sheets


                     ASSETS                          June 30,
                                                       2003        December 31,
                                                    (Unaudited)        2002
                                                   -------------  -------------
Cash and due from banks                            $ 19,905,985   $ 12,942,512
Federal funds sold                                   13,890,000      3,691,000
Interest bearing deposits in other banks                517,266        517,179
                                                   -------------  -------------
    Cash and cash equivalents                        34,313,251     17,150,691

Investment securities
   Available-for-sale                               128,147,695    133,971,802
   Held-to-maturity, at cost (fair values of
       $6,100,156 and $6,385,650, respectively)       5,637,143      6,138,889

Loans held for sale                                  30,684,630     24,296,598
Loans                                               390,415,229    372,402,679
   Less allowance for loan losses                    (7,075,304)    (6,534,417)
                                                   -------------  -------------
    Loans, net                                      383,339,925    365,868,262

Premises and equipment, net                          13,637,641     13,882,987
Accrued interest receivable                           3,704,002      3,688,630
Intangible assets, net                                  139,883        139,883
Other assets                                          7,394,211      4,694,668
                                                   -------------  -------------

                                                   $606,998,381   $569,832,410
                                                   =============  =============

            LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
     Noninterest-bearing                           $ 78,905,716   $ 70,334,882
     Interest-bearing
        NOW accounts                                 61,007,512     63,115,877
        Savings                                     181,370,483    152,244,387
        Money management accounts                    24,901,136     28,687,166
        Time deposits over $100,000                  93,817,256     87,746,760
        Other time deposits                          36,134,701     37,427,629
                                                    -------------  -------------
                                                    476,136,804    439,556,701

Securities sold under repurchase agreements          38,988,602     42,987,681
Advances from Federal Home Loan Bank                 35,000,000     35,000,000
Other borrowed funds                                  1,000,000      1,000,000
Accrued interest and other liabilities                4,627,314      4,539,968
                                                   -------------  -------------
          Total liabilities                         555,752,720    523,084,350
                                                   -------------  -------------

Stockholders' equity
  Common Stock, $3.00 par value; 10,000,000
     shares authorized; 2,642,579 shares issued;
     2,623,808 shares outstanding                     7,927,737      7,927,737
  Additional paid-in capital                         42,274,797     29,871,341
  Retained earnings                                  11,300,595      7,471,434
  Stock dividend declared                           (12,403,456)             -
  Treasury stock, at cost 18,771 shares                (507,360)      (507,360)
  Accumulated other comprehensive income              2,653,348      1,984,908
                                                   -------------  -------------
          Total stockholders' equity                 51,245,661     46,748,060
                                                   -------------  -------------

                                                   $606,998,381   $569,832,410
                                                   =============  =============

                          GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                                  Consolidated Statements of Income
                                              (Unaudited)


                                                   Three Months Ended        Six Months Ended
                                                        June 30,                  June 30,
                                                ------------------------  ------------------------
                                                   2003         2002         2003         2002
                                                -----------  -----------  -----------  -----------
Interest income:
   Loans, including fees                        $6,487,762   $ 5,950,058  $12,745,210  $11,822,596
   Investment securities                         1,560,293     1,746,683    3,181,665    3,370,160
   Federal funds sold                               26,764        30,822       59,870       66,140
   Interest-bearing deposits in other banks          2,304         3,790        3,580        9,457
                                                -----------  -----------  -----------  -----------
          Total interest income                  8,077,123     7,731,353   15,990,325   15,268,353
                                                -----------  -----------  -----------  -----------

Interest expense:
   Deposits                                      1,939,858     2,130,049    3,920,017    4,368,544
   Federal funds purchased and securities sold
      under repurchase agreements                  164,927       159,597      332,499      302,564
   Other borrowings                                447,920       492,408      891,006      980,183
                                                -----------  -----------  -----------  -----------
          Total interest expense                 2,552,705     2,782,054    5,143,522    5,651,291
                                                -----------  -----------  -----------  -----------

          Net interest income                    5,524,418     4,949,299   10,846,803    9,617,062

Provision for loan losses                          431,805       414,828      906,555    1,084,818
                                                -----------  -----------  -----------  -----------

          Net interest income after provision
             for loan losses                     5,092,613     4,534,471    9,940,248    8,532,244
                                                -----------  -----------  -----------  -----------

Noninterest income:
   Service charges and fees on deposits          1,139,770     1,125,479    2,222,419    2,155,654
   Gain on sale of loans                         2,531,502     1,239,165    4,319,232    2,374,884
   Investment securities (losses) gains, net       (17,420)        2,827       28,772       52,566
   Retail investment income                         82,452        82,850      173,389      139,430
   Trust service fees                               79,776        54,557      149,635       97,205
   Miscellaneous income                             93,992        96,316      191,304      194,391
                                                -----------  -----------  -----------  -----------
          Total noninterest income               3,910,072     2,601,194    7,084,751    5,014,430
                                                -----------  -----------  -----------  -----------

Noninterest expense:
   Salaries                                      3,236,655     2,441,083    5,992,428    4,764,454
   Employee benefits                               643,507       556,792    1,237,010    1,065,378
   Occupancy expenses                              596,657       574,892    1,178,003    1,141,633
   Other operating expenses                      1,472,096     1,319,570    2,743,559    2,465,161
                                                -----------  -----------  -----------  -----------
          Total noninterest expense              5,948,915     4,892,337   11,151,000    9,436,626
                                                -----------  -----------  -----------  -----------

          Income before income taxes             3,053,770     2,243,328    5,873,999    4,110,048

Income tax expense                               1,076,796       786,000    2,044,838    1,392,000
                                                -----------  -----------  -----------  -----------

          Net income                            $1,976,974   $ 1,457,328  $ 3,829,161  $ 2,718,048
                                                ===========  ===========  ===========  ===========

                GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                        Consolidated Statements of Income
                                  (Unaudited)


                                              Three Months Ended      Six Months Ended
                                                   June 30,                June 30,
                                            ----------------------  ----------------------
                                               2003        2002        2003        2002
                                            ----------  ----------  ----------  ----------
Basic net income per share                  $     0.75  $     0.56  $     1.46  $     1.04
                                            ==========  ==========  ==========  ==========

Diluted net income per share                $     0.74  $     0.55  $     1.44  $     1.03
                                            ==========  ==========  ==========  ==========

Weighted average common shares outstanding   2,623,808   2,623,808   2,623,808   2,623,808
                                            ==========  ==========  ==========  ==========

Weighted average number of common and
 common equivalent shares outstanding        2,653,816   2,640,371   2,652,094   2,638,878
                                            ==========  ==========  ==========  ==========

                         GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                                Consolidated Statements of Cash Flows
                                            (Unaudited)


                                                                    Six Months Ended June 30,
                                                                 -------------------------------
                                                                      2003            2002
                                                                 --------------  ---------------
Cash flows from operating activities:
Net income                                                       $   3,829,161   $    2,718,048
  Adjustments to reconcile net income to net cash
  (used in) provided by operating activities
  Depreciation and amortization                                        647,613          677,576
  Provision for loan losses                                            906,555        1,084,818
  Net investment securities gains                                      (28,772)         (52,866)
  Net amortization of premium on investment
    securities                                                         403,743          161,884
  Loss on disposal of premises and equipment                               768           23,319
  Gain on the sale of other real estate                                      -           (5,923)
  Gain on sale of loans                                             (4,319,232)      (2,374,884)
  Real estate loans originated for sale                           (192,127,990)     (99,597,175)
  Proceeds from sales of real estate loans                         190,059,190      108,487,222
  Increase in accrued interest receivable                              (15,372)        (177,605)
  Decrease in other assets                                              72,902            5,025
  Increase (decrease) in accrued interest and other liabilities         87,346         (146,242)
                                                                 --------------  ---------------
    Net cash (used in) provided by operating activities               (484,088)      10,803,197
                                                                 --------------  ---------------

Cash flows from investing activities:
  Proceeds from sales of available for sale securities              23,937,827        9,428,761
  Proceeds from maturities of available for sale securities         36,996,656       17,525,829
  Proceeds from maturities of held to maturity securities              500,000          850,000
  Purchase of available for sale securities                        (54,470,813)     (43,030,437)
  Net increase in loans                                            (18,495,011)     (21,321,722)
  Purchase of Company-owned life insurance                          (3,000,000)               -
  Purchases of premises and equipment                                 (413,022)        (866,646)
  Proceeds from sale of other real estate                                    -           71,902
  Proceeds from sale of premises and equipment                           9,987           30,515
                                                                 --------------  ---------------
    Net cash used in investing activities                          (14,934,376)     (37,311,798)
                                                                 --------------  ---------------

Cash flows from financing activities:
  Net increase in deposits                                          36,580,103       31,480,953
  Net (decrease) increase in federal funds purchased and
    securities sold under repurchase agreements                     (3,999,079)      15,623,326
                                                                 --------------  ---------------
    Net cash provided by financing activities                       32,581,024       47,104,279
                                                                 --------------  ---------------


                GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                Six Months Ended June 30,
                                                              ------------------------------
                                                                   2003           2002
                                                              --------------  --------------
    Net increase in cash and cash equivalents                     17,162,560     20,595,678

Cash and cash equivalents at beginning of period                  17,150,691     15,509,900

                                                              --------------  --------------
Cash and cash equivalents at end of period                    $   34,313,251  $  36,105,578
                                                              ==============  =============

Supplemental disclosures of cash paid during the period for:
          Interest                                            $    5,139,755  $   5,917,986
                                                              ==============  =============
          Income taxes                                        $    2,128,000  $   1,980,000
                                                              ==============  =============

Supplemental disclosures on noncash investing activities:
          Loans transferred to other real estate              $      116,793  $      65,979
                                                              ==============  =============

See  accompanying  notes  to  consolidated  financial  statements.

                GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                  June 30, 2003

Note  1  -  Basis  of  Presentation

The accompanying consolidated financial statements include the accounts of Georgia Bank Financial Corporation and its wholly-owned subsidiary, Georgia Bank & Trust Company (the "Company" or the "Bank"). Significant intercompany transactions and accounts are eliminated in consolidation.

The financial statements for the three and six months ended June 30, 2003 and 2002 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations and cash flows for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results of operations which the Company may achieve for the entire year.

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

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities and Interpretation of ARB No. 51 (FIN 46). FIN 46 establishes the criteria for consolidating variable interest entities. FIN 46 is effective for fiscal years or interim periods beginning after June 15, 2003, to variable entities that were acquired before February 1, 2003. The adoption of FIN 46 did not have a material impact on the Company's financial condition or results of operations.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company does not expect that SFAS No. 149 will have a significant effect on its consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and imposes certain additional disclosure requirements. The provisions of SFAS No. 150 are generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect that this standard will have a significant effect on its consolidated financial statements.

Note  3  -  Comprehensive  Income

Other comprehensive income for the Company consists of net unrealized gains and losses on investment securities available for sale. Total comprehensive income for the three months ended June 30, 2003 was $2,227,600 compared to $2,372,607 for the three months ended June 30, 2002. Total comprehensive income for the six months ended June 30, 2003 was $4,497,601 compared to $3,060,358 for the six months ended June 30, 2002.

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

The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plans. Accordingly compensation cost is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Had compensation cost been determined based upon the fair value of the options at the grant dates consistent with the method recommended by SFAS No. 123, on a pro forma basis, the Company's net income and income per share for the three and six months ended June 30, 2003 and 2002 is indicated below.

                                       Three Months Ended       Six Months Ended
                                            June 30,                June 30,
                                     ----------------------  ----------------------
                                        2003        2002        2003        2002
                                     ----------  ----------  ----------  ----------

Net income                           $1,976,974  $1,457,328  $3,829,161  $2,718,048
Deduct: Total stock-based
    Compensation expense determined
    under fair value based method,
    net of related tax effect            36,534      24,692      69,729      44,332
                                     ----------  ----------  ----------  ----------
Pro Forma                            $1,940,440  $1,432,636  $3,759,432  $2,673,716
                                     ==========  ==========  ==========  ==========
Basic net income per share:
    As reported                      $     0.75  $     0.56  $     1.46  $     1.04
    Pro forma                        $     0.74  $     0.55  $     1.43  $     1.02

Diluted net income per share:
    As reported                      $     0.74  $     0.55  $     1.44  $     1.03
    Pro forma                        $     0.73  $     0.54  $     1.42  $     1.01

Note  5  -  Stock  Dividend  Declared

On July 16, 2003, the board of directors of the Company declared a 10% stock dividend for shareholders of record on August 8, 2003 which is payable on August 29, 2003. Stockholders' equity, including shares, at June 30, 2003 and December 31, 2002, has been retroactively restated to reflect the stock dividend. All per share amounts and weighted average shares outstanding have been restated to reflect the stock dividend.

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

The Company segments its allowance for loan losses into the following five major categories: 1) identified losses for impaired loans; 2) general reserves for Classified/Watch loans; 3) general reserves for loans with satisfactory ratings;
4)  general  reserves based on economic and market risk qualitative factors, and
5) an unallocated amount. Risk ratings are initially assigned in accordance with the Bank's loan and collection policy. An organizationally independent department reviews grade assignments on an ongoing basis. Management reviews current information and events regarding a borrowers' financial condition and strengths, cash flows available for debt repayment, the related collateral supporting the loan and the effects of known and expected economic conditions. When the evaluation reflects a greater than normal risk associated with the individual loan, management classifies the loan accordingly. If the loan is determined to be impaired, management determines the allowance for loan losses for that loan based upon the present value of future cash flows discounted at the loan's effective interest rate or the fair value of the collateral as the measure for the amount of the impairment. Impairment losses are included in the allowance for loan losses through a charge to the provision for losses on loans. Subsequent recoveries are added to the allowance for loan losses. Cash receipts for accruing loans are applied to principal and interest under the contractual terms of the loan agreement. Cash receipts on impaired loans for which the accrual of interest has been discontinued are applied first to principal and then to interest income. Impaired and Classified/Watch loans are aggressively monitored. The allowance for loans rated satisfactory is further subdivided into various types of loans as defined by call report codes. The Company has developed specific qualitative factors to apply to each individual component of the allowance. These qualitative factors are based upon economic, market and industry conditions that are specific to the Company's local two county markets. These qualitative factors include, but are not limited to, national and local economic conditions, bankruptcy trends, unemployment trends, loan concentrations, dependency upon government installations and facilities, and competitive factors in the local market. These allocations for the qualitative factors are included in the various individual components of the allowance for loan losses. The qualitative factors are subjective in nature and require considerable judgment on the part of management. However, it is management's opinion that these factors represent uncertainties in the Bank's business environment that must be factored into management's analysis of the allowance for loan losses. Management is committed to developing more historical data in the future to reduce the dependence on these qualitative factors. The unallocated component of the allowance is established for losses that specifically exist in the remainder of the portfolio, but have yet to be identified.

Management believes that the allowance for loan losses is adequate. While the Company has 74.25% of its loan portfolio secured by real estate loans, this percentage is not significantly higher than in previous years. Commercial real estate comprises 29.36 % of the loan portfolio and consists primarily of owner occupied properties where the operations of the commercial entity provide the necessary cash flow to service the debt. For this portion of real estate loans, repayment is not dependent upon liquidation of the real estate. Construction and development (18.46%) has been an increasingly important portion of the real estate loan portfolio. The Company carefully monitors the loans in this category since the repayment of these loans is generally dependent upon the liquidation of the real estate and is impacted by national and local economic conditions. The residential category represents those loans that the Company chooses to maintain in its portfolio rather than selling into the secondary market for marketing and competitive reasons. The residential held for sale category comprises loans that are in the process of being sold into the secondary market. The credit has been approved by the investor and the interest rate locked so the Company takes no credit or interest rate risk with respect to these loans. The Company has no large loan concentrations to individual borrowers or industries. Only 12.57% of the Company's portfolio consists of consumer loans. Unsecured loans at June 30, 2003 were $8.8 million.

While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Performance  Overview  -  Net  Income
-------------------------------------

The Company's net income for the second quarter of 2003 was $1,977,000, which was an increase of $520,000 (35.66%) compared to net income of $1,457,000 for the second quarter of 2002. Basic net income per share was $0.75 for the second quarter of 2003 compared to $0.56 for the second quarter of 2002. Earnings per share for both periods have been adjusted to reflect the 10% stock dividend declared which is discussed in Item 1, Note 5 above. Net income for the first six months of 2003 was $3,829,000, an increase of $1,111,000 (40.9%) compared with net income of $2,718,000 for the first six months of 2002. The increase in net income for both the three and six months ended June 30, 2003 was primarily a result of an increase in gain on sales of loans in the secondary market due to increased home purchases and refinancing activity, as well as an increase in net interest income. The Bank experienced an increase in interest income due to increased loan volume which was somewhat offset by a decrease in investment interest income, due to lower interest rates. Interest expense decreased due to the lower deposit interest rates for the three and six months ended June 30, 2003. The income growth discussed above for the three and six months ended June 30, 2003, was partially offset by increases in salaries and employee benefits expenses due to higher commissions related to the secondary mortgage market volume, and increased personnel to support growth. For the six months ended June 30, 2003 as compared with the six months ended June 30, 2002, there was a $178,000 decrease in the provision for loan losses. In March 2003, the Company began segmenting its loan losses into five major categories. See Critical
Accounting Policies above. This resulted in an increase in the general allowance based on economic and market risk qualitative factors and was partially offset by a decrease in the unallocated portion of the allowance. Increases in other operating expenses is due to increases in various areas due to growth, with the largest increases noted in marketing and loan costs, primarily related to the sale of mortgage loans in the secondary market.

Total assets increased $37.2 million (6.5%) from December 31, 2002 and $75.4 million (14.2%) from June 30, 2002. For the six months ended June 30, 2003, the $37.2 million of growth was primarily attributable to growth in loans of $24.4 million, cash and due from banks of $7.0 million, federal funds sold of $10.2 million, and other assets of $2.7 million, which was somewhat offset by a decrease in investments of $6.3 million. Deposits increased $36.6 million and securities sold under repurchase agreements decreased $4.0 million during the six months ended June 30, 2003. For the twelve months ended June 30, 2003, loans increased $67.3 million, investments increased $7.1 million, cash and due from banks increased $3.9 million and other assets increased $3.2 million, somewhat offset by a decrease in federal funds sold of $5.7 million. During the past twelve months, deposits increased $75.5 million, and securities sold under repurchase agreements decreased $9.1 million.

The return on average assets for the Company was 1.31% for the six months ended June 30, 2003, compared to 1.09% for the same period last year. The return on average stockholders' equity was 15.76% for the six months ended June 30, 2003, versus 13.34% for the comparable period in 2002.

Net  Interest  Income
---------------------

Net interest income increased $575,000 (11.6%) over the second quarter of 2002 and $1,230,000 (12.8%) during the first six months of 2003 over the comparable period in 2002. Interest income on loans increased $538,000 (9.0%) for the second quarter 2003 over the second quarter 2002, and $923,000 (7.8%) for the six months ended June 30, 2003 over the comparable six-month period in 2002. Despite lower interest rates, these increases are due to increased loan volume. Investment interest income decreased $186,000 (10.7%) for the second quarter 2003 over the second quarter 2002, and $188,000 (5.6%) for the six months ended June 30, 2003 over the comparable six-month period in 2002. Interest income on investment securities decreased due to the lower interest rates, in spite of the increased average balance. Interest-earning assets were $569.3 million at June 30, 2003, an increase of $68.7 million (13.7%) over June 30, 2002 and $28.3 million (5.2%) over December 31, 2002. Despite increases in deposit volumes, interest expense on deposits decreased $190,000 (8.9%) for the second quarter of 2003 over the second quarter of 2002 and $449,000 (10.3%) for the six months ended June 30, 2003 over the comparable six-month period in 2002, due to lower interest rates during 2003. The decrease in other borrowings interest expense in both the three-month and six-month periods ended June 30, 2003 compared to the same periods in 2002 is due to a $5.0 million Federal Home Loan Bank advance prepayment in September 2002. A $5.0 million Federal Home Loan Bank advance was secured December 30, 2002 at a lower interest rate. Despite higher average balances, interest expense on securities sold under repurchase agreements only had a minimal increase in interest expense due to the lower interest rates.

The Company's net interest margin for the three and six months ended June 30, 2003 was 3.85% and 3.86%, respectively, compared to 4.05% and 4.06% for the three and six months ended June 30, 2002, respectively.

Noninterest  Income
-------------------

Noninterest income increased $1,309,000 (50.3%) during the three-month period ended June 30, 2003 compared to the three-month period ended June 30, 2002 and $2,070,000 (41.3%) during the six-month period ended June 30, 2003 compared to the six-month period ended June 30, 2002. These increases were primarily from fee income from the origination and sale of mortgages in the secondary market which increased $1,292,000 (104.3%) during the three-month period ended June 30, 2003 compared to the three-month period ended June 30, 2002 and $1,944,000 (81.9%) during the six-month period ended June 30, 2003 compared to the six-month period ended June 30, 2002. These increases are the result of higher volumes of loans sold which are influenced by the low interest rate environment during 2003.

Noninterest  Expense
--------------------

Noninterest expense totaled $5,949,000 for the second quarter of 2003, an increase of $1,057,000 (21.6%) over the second quarter of 2002 and totaled $11,151,000 for the six months ended June 30, 2003, an increase of $1,714,000 (18.2%) over the comparable period in 2002. Salary expense of $3,237,000 and $5,992,000 for the three and six months ended June 30, 2003, respectively, increased $796,000 (32,6%) over the second quarter of 2002 and $1,228,000 (25.8%) over the six months ended June 30, 2002. Increases in mortgage commissions and salaries directly related to the secondary mortgage market volume accounted for $550,000 of the increase for the three months period and $856,000 for the six-month period. Overall company growth accounted for the remainder of the increase. Employee benefits increased $87,000 (15.6%) for the three months ended June 30, 2003 compared to the three months ended June 30, 2002, and $172,000 (16.1%) for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. Increased mortgage production accounts for $36,000 of the increase for the three month period and $73,000 for the six month period, while increases in medical and dental insurance and 401K expense were somewhat offset by a decrease in long-term compensation expense. Other operating expenses increased $153,000 (11.6%) over the second quarter of 2002 and $278,000 (11.3%) during the first six months of 2003 over the comparable period in 2002. The increase is primarily attributable to expanded marketing and loan costs associated with the increased mortgage volume.

Income  Taxes
-------------

Income tax expense for the second quarter of 2003 totaled $1,177,000, an increase of $291,000 (37.0%) from the second quarter of 2002. Income tax expense for the six months ended June 30, 2003 totaled $2,045,000 for an effective tax rate of 34.81% compared to 33.87% for the six months ended June 30, 2002. The increase in the effective tax rate for the six months ended June 30, 2003 is primarily due to an increase in Sec. 291 interest disallowance.
Income  taxes  are  estimated  on  a  quarterly  basis.

Asset  Quality
--------------

Table 1 which follows shows the current and prior period amounts of non-performing assets. Non-performing assets were $3.0 million at June 30, 2003, compared to $1.9 million at December 31, 2002 and $1.5 million at June 30, 2002. The impact of a slower economy is reflected in detoriation of a number of smaller commercial real estate loans. Additionally, it reflects a higher number of consumer bankruptcies, which have been placed on nonaccrual pending disposition of bankruptcy proceedings. The ratio of non-performing assets to total loans and other real estate was 0.69% at June 30, 2003, compared to 0.48% at December 31, 2002 and 0.43% at June 30, 2002. The control and monitoring of non-performing assets continues to be management's priority.

At June 30, 2003, December 31, 2002 and June 30, 2002, the Company had no loans 90 days past due and still accruing.

Allowance  for  Loan  Losses
----------------------------

The allowance for loan losses represents a reserve for probable loan losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with particular emphasis on impaired, non-accruing, past due, and other loans that management believes require special attention. The determination of the allowance for loan losses is considered a critical accounting policy of the Company. See "Critical Accounting Policies" above for a discussion of the determination of the allowance.

The allowance for loan losses was $7.1 million at June 30, 2003 and $6.5 million at December 31, 2002. Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management's analysis of potential risk in the loan portfolio. A provision for losses in the amount of $432,000 was charged to expense for the quarter ended June 30, 2003 compared to $415,000 for the quarter ended June 30, 2002, and $907,000 for the six months ended June 30, 2003 compared to $1,085,000 for the six months ended June 30, 2002.

At June 30, 2003 the ratio of allowance for loan losses to total loans was 1.68% compared to 1.65% at December 31, 2002 and 1.58% at June 30, 2002. Management considers the current allowance for loan losses appropriate based upon its analysis of the potential risk in the portfolio, although there can be no assurance that the assumptions underlying such analysis will continue to be correct.

Liquidity  and  Capital  Resources
----------------------------------

The Company's liquidity remains adequate to meet operating and loan funding requirements. The loan to deposit ratio at June 30, 2003 was 88.3% compared to 90.3% at December 31, 2002 and 88.3% at June 30, 2002. Loans increased $67.3 million from June 30, 2002 and $24.4 million during the first six months of 2003 while deposits increased $75.5 million from June 30, 2002 and increased $36.6 million during the first six months of 2002. Deposits at June 30, 2003 include $25.0 million of brokered certificates of deposit, a $10.0 million increase since December 31, 2002. The Company also uses Federal Home Loan Bank borrowings, reverse repurchase agreements and securities sold under repurchase agreements to fund loan growth. The Company maintains a line of credit with the Federal Home Loan Bank approximating 10% of the Bank's total assets. Federal Home Loan Bank advances are collateralized by eligible first mortgage loans, and commercial real estate loans. The Company has a federal funds purchased accommodation with The Bankers Bank, Atlanta, Georgia, for advances up to $12.8 million and with SunTrust Bank, Atlanta, Georgia for advances up to $10.0 million. The Company maintains repurchase lines of credit with SunTrust Robinson Humphrey, Atlanta, Georgia, for advances up to $11.0 million and with The Bankers Bank, Atlanta, Georgia, for advances up to $10.0 million. At June 30, 2003, securities sold under repurchase agreements included $6.0 million in repurchase agreements with SunTrust Robinson Humphrey, Atlanta, Georgia. Additionally, liquidity needs can be satisfied by the structuring of the maturities of investment securities and the pricing and maturities on loans and deposits offered to customers. While there were no increases in FHLB borrowings from June 30, 2002 and from December 31, 2002, an advance was prepaid in September 2002 and another advance secured at a lower rate in December 2002. Securities sold under repurchase agreements decreased $9.1 million from June 30, 2002 and $4.0 million from December 31, 2002.

Shareholders' equity to total assets was 8.4% at June 30, 2003 compared to 8.1% at June 30, 2002 and 8.2% at December 31, 2002. The capital of the Company and the Bank exceeded all required regulatory guidelines at June 30, 2003. The Company's Tier 1 risk-based, total risk-based and leverage capital ratios were 10.21%, 11.46%, and 8.09%, respectively, at June 30, 2003. Table 2 which follows reflects the current regulatory capital levels in more detail, including comparisons to the regulatory minimums.

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

Unfunded commitments to extend credit where contract amounts represent potential credit risk totaled $90,320,000 at June 30, 2003. These commitments are primarily at variable interest rates.

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


       Commitments and            Due in       Due in       Due in       Due in       Due in
   Contractual Obligations        1 Year       2 Years      3 Years      4 Years      5 Years
-----------------------------  ------------  -----------  -----------  -----------  -----------

Lines of credit                $ 90,320,000            -            -            -            -
Lease agreements                    154,534       84,489       50,934       36,350       12,700
Deposits                        223,548,274   79,793,089   72,696,755   29,768,451   29,209,125
Securities sold under
   repurchase agreements         38,988,602            -            -            -            -
FHLB advances                     5,000,000            -            -            -            -
Other borrowings                  1,000,000            -            -            -            -
                               ------------  -----------  -----------  -----------  -----------
   Total commitments and
      contractual obligations  $359,011,410  $79,877,578  $72,747,689  $29,804,801  $29,221,825
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
--------

                GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                           CONSOLIDATED FINANCIAL DATA
                             (Dollars in Thousands)
                                   (Unaudited)



                                  Six Months Ended June 30,
                               ------------------------------
PROFITABILITY                       2003            2002
-------------                  ------------  ----------------

Return on average assets *            1.31%             1.09%

Return on average equity *           15.76%            13.34%

ALLOWANCE FOR LOAN LOSSES
-------------------------

Beginning balance, January 1,  $     6,534   $         5,109
Provision charged to expense           907             1,085
Recoveries                             310               254
Loans charged off                      676               858
                               ------------  ----------------
Ending balance, June 30,       $     7,075   $         5,590
                               ============  ================

NON-PERFORMING ASSETS        June 30, 2003   December 31, 2002   June 30, 2002
---------------------------  --------------  ------------------  --------------
Non-accrual loans            $        2,917  $            1,897  $        1,526
Other real estate owned                 117                   0               0
                             --------------  ------------------  --------------

Total non-performing assets  $        3,034  $            1,897  $        1,526
                             ==============  ==================  ==============

*  Annualized

TABLE  2
--------

                       Georgia Bank Financial Corporation
                                       and
                           Georgia Bank & Trust Company
                         Regulatory Capital Requirements
                                  June 30, 2003
                             (Dollars in Thousands)


                            Actual            Required           Excess
                        Amount   Percent   Amount  Percent   Amount  Percent
                        -----------------  ----------------  ----------------
Georgia Bank Financial
Corporation
Risk-based capital:
   Tier 1 capital       $48,453    10.21%  18,980     4.00%  29,473     6.21%
   Total capital         54,398    11.46%  37,959     8.00%  16,439     3.46%
Tier 1 leverage ratio    48,453     8.09%  23,946     4.00%  24,507     4.09%


Georgia Bank & Trust
Company
Risk-based capital:
   Tier 1 capital       $45,752     9.68%  18,915     4.00%  26,837     5.68%
   Total capital         51,677    10.93%  37,829     8.00%  13,848     2.93%
Tier 1 leverage ratio    45,752     7.66%  23,882     4.00%  21,870     3.66%

Item  3.  Quantitative  and  Qualitative  Disclosures  About  Market  Risk

As of June 30, 2003, there were no substantial changes in the interest rate sensitivity analysis or the sensitivity of market value of portfolio equity for various changes in interest rates calculated as of December 31, 2002. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company's audited consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2002 included in the Company's 2002 Annual Report on Form 10-K, Item 7A.

Item  4.  Controls  and  Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer (principal executive officer) and its Executive Vice President and Chief Operating Officer (principal financial officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, such officers concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation, and there have been no corrective actions with respect to significant deficiencies or material weaknesses.

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

          Not  applicable

Item 3.  Defaults  Upon  Senior  Securities

          Not  applicable

Item 4.  Submission  of  Matters  to  a  Vote  of  Security-Holders.

     (a) The Annual Meeting of Shareholders was held on April 16, 2003 at the Company's office located at 3530 Wheeler Road, Augusta, Georgia.

     (b) The following directors were elected for a term of one year and until a successor is duly qualified and elected:

               William  J.  Badger
               R.  Daniel  Blanton
               Warren  Daniel
               Edward  G.  Meybohm
               Robert  W.  Pollard,  Jr.
               Randolph  R.  Smith
               Ronald  L.  Thigpen
               John  W.  Trulock,  Jr.

     (c) The following matters were voted on at the meeting as was previously identified in the Proxy materials forwarded to each shareholder:

          1. Proposal to elect the nine individuals nominated by management as Directors.

              Votes  were  cast  as  follows:

          Director                       For       Withhold        Abstain
          --------                       ---       --------        -------

          William  J.  Badger          2,199,524      0               55
          R.  Daniel  Blanton          2,199,524      0               55
          Warren  Daniel               2,199,524      0               55
          Edward  G.  Meybohm          2,199,524      0               55
          Robert  W. Pollard, Jr.      2,199,524      0               55
          Randolph  R.  Smith,  M.D.   2,199,524      0               55
          Ronald  L.  Thigpen          2,199,524      0               55
          John  W.  Trulock,  Jr.      2,199,524      0               55

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

          3.2 Bylaws of the Company (Incorporated by reference to the Company's Form 10-KSB, dated April 29, 1994).

          31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

          31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

          32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

     (b)  Reports  on  Form  8-K

          Form 8-K filed on April 29, 2003, reporting earnings for the first quarter of 2003 under Item 9 Pursuant to instructions contained in
          Item  12  and  SEC  Release  No.  33-8176  and  34-47226.

                       GEORGIA BANK FINANCIAL CORPORATION
                              Form 10-Q Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GEORGIA  BANK  FINANCIAL  CORPORATION



Date:  August 13,  2003    By:     /s/  Ronald L. Thigpen
       ----------------       -------------------------------
                                   Ronald  L.  Thigpen
                                   Executive  Vice  President,  Chief  Operating
                                   Officer  (Duly  Authorized  Officer  of
                                   Registrant  and  Principal Financial Officer)