Form 10-Q
period 2003-09-30
GEORGIA BANK FINANCIAL CORP /GA
filed 2003-11-13
CIK 880116

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

 X   Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act
--
     of  1934
     For the quarterly period ended September 30, 2003.
                                    ------------------

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

     Check  whether the issuer is an accelerated filer (as defined in Rule 12b-2
of  the  Exchange  Act).   Yes      No  X
                               ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     5,247,204 shares of common stock, $3.00 par value per share, outstanding as of September 30, 2003.

                       GEORGIA BANK FINANCIAL CORPORATION
                                    FORM 10-Q
                                      INDEX

                                                                            Page
Part I

       Item 1.   Financial Statements (Unaudited)

                 Consolidated Balance Sheets as of September 30, 2003 and

                   December 31, 2002                                           3

                 Consolidated Statements of Income for the Three and Nine

                   Months ended September 30, 2003 and 2002                    4

                 Consolidated Statements of Cash Flows for the

                   Nine Months ended September 30, 2003 and 2002               6


                 Notes to Consolidated Financial Statements                    8

       Item 2.   Management's Discussion and Analysis of

                 Financial Condition and Results of Operations                11


       Item 3.   Quantitative and Qualitative Disclosures about Market Risk   22

       Item 4.   Controls and Procedures                                      22

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

* No information submitted under this caption

                                     PART I
                              FINANCIAL INFORMATION

                GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                          Consolidated Balance Sheets
                                  (Unaudited)


                              ASSETS

                                                    September 30,    December 31,
                                                        2003             2002
                                                   -------------------------------
Cash and due from banks                            $   17,957,328   $  12,942,512
Federal funds sold                                     15,901,000       3,691,000
Interest-bearing deposits in other banks                   17,297         517,179
                                                   ---------------  --------------
    Cash and cash equivalents                          33,875,625      17,150,691

Investment securities
   Available-for-sale                                 137,777,980     133,971,802
   Held-to-maturity, at cost (fair values of
       $5,724,310 and $6,385,650, respectively)         5,437,331       6,138,889

Loans held for sale                                    23,644,293      24,296,598

Loans                                                 394,563,015     372,402,679
   Less allowance for loan losses                      (6,974,102)     (6,534,417)
                                                   ---------------  --------------
    Loans, net                                        387,588,913     365,868,262

Premises and equipment, net                            14,222,788      13,882,987
Accrued interest receivable                             3,516,227       3,688,630
Intangible assets, net                                    139,883         139,883
Bank-owned life insurance                              10,848,841       2,646,751
Other assets                                            3,096,455       2,047,917
                                                   ---------------  --------------

                                                   $  620,148,336   $ 569,832,410
                                                   ===============  ==============

           LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
     Noninterest-bearing                           $   68,342,213   $  70,334,882
     Interest-bearing:
        NOW accounts                                   71,283,951      63,115,877
        Savings                                       191,002,643     152,244,387
        Money management accounts                      23,534,928      28,687,166
        Time deposits over $100,000                    96,070,009      87,746,760
        Other time deposits                            30,294,914      37,427,629
                                                   ---------------  --------------
                                                      480,528,658     439,556,701

Securities sold under repurchase agreements            47,676,603      42,987,681
Advances from Federal Home Loan Bank                   35,000,000      35,000,000
Other borrowed funds                                      400,000       1,000,000
Accrued interest and other liabilities                  4,918,996       4,539,968
                                                   ---------------  --------------
          Total liabilities                           568,524,257     523,084,350
                                                   ---------------  --------------

Stockholders' equity
  Common stock, $3.00 par value; 10,000,000
     shares authorized; 5,284,746 shares issued;
     5,247,204 shares outstanding                       7,927,119       7,927,119
  Additional paid-in capital                           42,264,703      29,871,959
  Retained earnings                                       993,769       7,471,434
  Treasury stock, at cost, 37,542 shares                 (507,360)       (507,360)
  Accumulated  other comprehensive income                 945,848       1,984,908
                                                   ---------------  --------------
          Total stockholders' equity                   51,624,079      46,748,060
                                                   ---------------  --------------

                                                   $  620,148,336   $ 569,832,410
                                                   ===============  ==============


See accompanying notes to consolidated financial statements.

                           GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                                   Consolidated Statements of Income

                                              (Unaudited)


                                                       Three Months Ended         Nine Months Ended
                                                           September 30,             September 30,
                                                     -----------------------  -------------------------
                                                        2003         2002         2003         2002
                                                     -----------  ----------  ------------  -----------
Interest income:
   Loans, including fees                             $6,630,320   $6,313,600  $19,375,530   $18,136,196
   Investment securities                              1,487,377    1,679,996    4,669,042     5,050,156
   Federal funds sold                                    10,345       43,138       70,215       109,278
   Interest-bearing deposits in other banks                 (84)       4,016        3,496        13,473
                                                     -----------  ----------  ------------  -----------
       Total interest income                          8,127,958    8,040,750   24,118,283    23,309,103
                                                     -----------  ----------  ------------  -----------

Interest expense:
   Deposits                                           1,715,861    2,150,354    5,635,878     6,518,898
   Federal funds purchased and securities sold
     under repurchase agreements                        154,025      166,100      486,524       468,664
   Other borrowings                                     447,923      494,432    1,338,929     1,474,615
                                                     -----------  ----------  ------------  -----------
       Total interest expense                         2,317,809    2,810,886    7,461,331     8,462,177
                                                     -----------  ----------  ------------  -----------

Net interest income                                   5,810,149    5,229,864   16,656,952    14,846,926

Provision for loan losses                               218,833      789,096    1,125,388     1,873,914
                                                     -----------  ----------  ------------  -----------

Net interest income after provision for loan losses   5,591,316    4,440,768   15,531,564    12,973,012
                                                     -----------  ----------  ------------  -----------

Noninterest income:
   Service charges and fees on deposits               1,149,044    1,112,141    3,371,463     3,267,795
   Gain on sale of loans                              2,862,538    1,667,854    7,181,770     4,042,738
   Investment securities (losses) gains, net            (73,460)     118,147      (44,688)      171,013
   Retail investment income                              47,954       49,242      221,343       188,672
   Trust service fees                                    97,451       57,839      247,086       155,044
   Increase in cash surrender value of
     bank-owned life insurance                          129,166       41,522      202,090       114,302
   Miscellaneous income                                  94,061      107,402      285,365       301,793
                                                     -----------  ----------  ------------  -----------
       Total noninterest income                       4,306,754    3,154,147   11,464,429     8,241,357
                                                     -----------  ----------  ------------  -----------

Noninterest expense:
   Salaries                                           3,838,190    2,538,556    9,830,618     7,303,010
   Employee benefits                                    727,505      563,239    2,037,439     1,701,397
   Occupancy expenses                                   619,152      577,230    1,797,155     1,718,863
   Other operating expenses                           1,556,800    1,412,959    4,300,359     3,878,120
                                                     -----------  ----------  ------------  -----------
       Total noninterest expense                      6,741,647    5,091,984   17,965,571    14,601,390
                                                     -----------  ----------  ------------  -----------

         Income before income taxes                   3,156,423    2,502,931    9,030,422     6,612,979

Income tax expense                                    1,059,793      842,000    3,104,631     2,234,000
                                                     -----------  ----------  ------------  -----------

         Net  income                                 $2,096,630   $1,660,931  $ 5,925,791   $ 4,378,979
                                                     ===========  ==========  ============  ===========

                GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                        Consolidated Statements of Income

                                    (Unaudited)

                                              Three Months Ended       Nine Months Ended
                                                September 30,            September 30,
                                            ----------------------  ----------------------
                                               2003        2002        2003        2002
                                            ----------  ----------  ----------  ----------
Basic net income per share                  $     0.40  $     0.32  $     1.13  $     0.83
                                            ==========  ==========  ==========  ==========

Diluted net income per share                $     0.39  $     0.31  $     1.11  $     0.82
                                            ==========  ==========  ==========  ==========

Weighted average common shares outstanding   5,247,204   5,247,204   5,247,204   5,247,204
                                            ==========  ==========  ==========  ==========

Weighted average number of common and
  common equivalent shares outstanding       5,362,008   5,330,944   5,358,078   5,326,744
                                            ==========  ==========  ==========  ==========


See accompanying notes to consolidated financial statements.

                GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                 Nine Months Ended September 30,
                                                                    2003                2002
                                                              -----------------  ------------------
Cash flows from operating activities
Net income                                                    $      5,925,791   $       4,378,979
  Adjustments to reconcile net income to net cash
    provided by operating activities
      Depreciation and amortization                                    966,699           1,028,867
      Provision for loan losses                                      1,125,388           1,873,914
      Net investment securities losses (gains)                          44,688            (171,013)
      Net amortization of premium on investment securities             606,323             302,623
      Increase in CSV of bank owned life insurance                    (202,090)           (114,302)
      Loss on disposal of premises and equipment                         3,048              28,252
      Gain on the sale of other real estate                                  -              (5,923)
      Gain on sale of loans                                         (7,181,770)         (4,042,738)
      Real estate loans originated for sale                       (306,272,107)       (168,336,711)
      Proceeds from sales of real estate loans                     314,106,182         176,042,809
      Decrease (increase) in accrued interest receivable               172,403            (177,392)
      Increase in other assets                                        (513,265)           (134,354)
      Increase in accrued interest and other liabilities               379,028             267,083
                                                              -----------------  ------------------
            Net cash provided by operating activities                9,160,318          10,940,094
                                                              -----------------  ------------------

Cash flows from investing activities
      Proceeds from sales of available-for-sale securities          33,318,794          12,750,167
      Proceeds from maturities of available-for-sale securities     50,931,903          32,592,286
      Proceeds from maturities of held-to-maturity securities          700,000           1,070,000
      Purchase of available-for-sale securities                    (90,280,661)        (66,811,244)
      Net increase in loans                                        (22,962,832)        (47,700,610)
      Purchase of Bank-owned life insurance                         (8,000,000)                  -
      Purchases of premises and equipment                           (1,321,234)         (1,061,140)
      Proceeds from sale of other real estate                          116,793              71,902
      Proceeds from sale of premises and equipment                      11,686              57,776
                                                              -----------------  ------------------
            Net cash used in investing activities                  (37,485,551)        (69,030,863)
                                                              -----------------  ------------------

Cash flows from financing activities
      Net increase in deposits                                      40,971,957          57,401,996
      Net increase in federal funds purchased and
        securities sold under repurchase agreements                  4,688,922          11,191,821
      Payments of Federal Home Loan Bank advances                            -          (5,000,000)
      Principal payments on other borrowed funds                      (600,000)                  -
      Cash paid for fractional shares                                  (10,712)                  -
                                                              -----------------  ------------------
            Net cash provided by financing activities               45,050,167          63,593,817
                                                              -----------------  ------------------

                GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                 Nine Months Ended September 30,
                                                                    2003              2002
                                                              ----------------  -----------------
        Net increase in cash and cash equivalents                   16,724,934          5,503,048

Cash and cash equivalents at beginning of period                    17,150,691         15,509,900

                                                              ----------------  -----------------
Cash and cash equivalents at end of period                    $     33,875,625  $      21,012,948
                                                              ================  =================
Supplemental disclosures of cash paid during the period for:
    Interest                                                  $      7,926,597  $       9,058,203
                                                              ================  =================
    Income taxes                                              $      3,133,000  $       2,480,000
                                                              ================  =================
Supplemental disclosures of noncash investing activities:
    Loans transferred to other real estate                    $        116,793  $          65,979
                                                              ================  =================

See accompanying notes to consolidated financial statements.

                GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                               September 30, 2003

Note  1  -  Basis  of  Presentation

The accompanying consolidated financial statements include the accounts of Georgia Bank Financial Corporation and its wholly-owned subsidiary, Georgia Bank & Trust Company (the "Company" or the "Bank"). Significant intercompany transactions and accounts are eliminated in the consolidation.

The financial statements for the three and nine months ended September 30, 2003 and 2002 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations and cash flows for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results of operations which the Company may achieve for the entire year.

Note  2  -  Recent  Accounting  Pronouncements

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a significant effect on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and imposes certain additional disclosure requirements. The provisions of SFAS No. 150 are generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this standard did not have a significant effect on the Company's consolidated financial statements.

Note  3  -  Comprehensive  Income

Other comprehensive income for the Company consists of net unrealized gains and losses on investment securities. Total comprehensive income for the three months ended September 30, 2003 was $389,130 compared to $2,131,980 for the three months ended September 30, 2002. Total comprehensive income for the nine months ended September 30, 2003 was $4,886,731 compared to $5,191,838 for the nine months ended September 30, 2002.

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

The Company applies Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plans. Accordingly compensation cost is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Had compensation cost been determined based upon the fair value of the options at the grant dates consistent with the method recommended by SFAS No. 123, on a pro forma basis, the Company's net income and income per share for the three and nine months ended September 30, 2003 and 2002 is indicated below.

                                       Three Months Ended        Nine Months Ended
                                          September 30,           September 30,
                                     -----------------------  ----------------------
                                        2003         2002        2003        2002
                                     -----------  ----------  ----------  ----------
Net income                           $ 2,096,629  $1,660,931  $5,925,791  $4,378,979
Deduct: Total stock-based
    Compensation expense determined
    Under fair value based method,
    net of related tax effect             36,534      24,692     106,164       69024
                                     -----------  ----------  ----------  ----------
Pro Forma, net income                $ 2,060,096  $1,636,239  $5,819,627  $4,309,955
                                     ===========  ==========  ==========  ==========
Basic net income per share:
    As reported                      $      0.40  $     0.32  $     1.13  $     0.83
    Pro forma                        $      0.39  $     0.31  $     1.11  $     0.82

Diluted net income per share:
    As reported                      $      0.39  $     0.31  $     1.11  $     0.82
    Pro forma                        $      0.38  $     0.31  $     1.09  $     0.81

Note  5  -  Stock  Dividend  Declared

On July 16, 2003, the board of directors of the Company declared a 10% stock dividend for shareholders of record on August 8, 2003 which was payable on August 29, 2003. Stockholders' equity, including shares, at September 30, 2003 and December 31, 2002, reflect the stock dividend. All per share amounts and weighted average shares outstanding have been restated to reflect the stock dividend.

Note  6  -  Stock  Split

On October 15, 2003, the board of directors of the Company declared a 2:1 stock split for shareholders of record on October 31, 2003 which is payable on November 21, 2003. Stockholders' equity, including shares, at September 30, 2003 and December 31, 2003, has been retroactively restated to reflect the stock split. All per share amounts and weighted average shares outstanding have been restated to reflect the stock split.

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

Critical  Accounting  Policies
------------------------------

The accounting and financial reporting policies of Georgia Bank Financial Corporation and subsidiary conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Of these policies, management has identified the allowance for loan losses as a critical accounting policy that requires difficult subjective judgment and is important to the presentation of the financial condition and results of operations of the Company.

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

Management believes that the allowance for loan losses is adequate. While the Company has 74.16% of its loan portfolio secured by real estate loans, this percentage is not significantly higher than in previous years. Commercial real estate comprises 29.57% of the loan portfolio and consists primarily of owner occupied properties where the operations of the commercial entity provide the necessary cash flow to service the debt. For this portion of real estate loans, repayment is not dependent upon liquidation of the real estate. Construction and development comprise 19.34% of the real estate loan portfolio. The Company carefully monitors the loans in this category since the repayment of these loans is generally dependent upon the liquidation of the real estate and is impacted by national and local economic conditions. The residential category represents those loans that the Company chooses to maintain in its portfolio rather than selling into the secondary market for marketing and competitive reasons. The residential held for sale category comprises loans that are in the process of being sold into the secondary market. The credit has been approved by the investor and the interest rate locked so the Company takes no credit or interest rate risk with respect to these loans. The Company has no large loan concentrations to individual borrowers or industries. Only 12.61% of the Company's portfolio consists of consumer loans. Unsecured loans at September 30, 2003 were $9.4 million.

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

Performance Overview -- Net Income
----------------------------------

The Company's net income for the third quarter of 2003 was $2,097,000 which was an increase of $436,000 (26.2%) compared to net income of $1,661,000 for the third quarter of 2002. Basic net income per share for the three months ended
September  30,  2003  was  $0.40  compared  to  $0.32 for the three months ended
September 30, 2002. Earnings per share for both periods have been adjusted to reflect the 2:1 stock split discussed in Item 1, Note 6. Net income for the first nine months of 2003 was $5,926,000, an increase of $1,547,000 (35.3%) when compared to net income of $4,379,000 for the first nine months of 2002. The increase in net income for both the three and nine months ended September 30, 2003 compared to the same periods in 2002 was primarily a result of an increase in gain on sales of loans in the secondary market due to increased home purchases and refinancing activity, a decrease in the provision for loan losses, primarily due to a decrease in substandard loans, and an increase in net interest income. Due to the lower interest rates, the Bank experienced decreases in deposit interest expense while continuing to experience increases in loan interest income for the three and nine months ended September 30, 2003 compared to the three and nine months ended September 30, 2002. Interest income from investment securities decreased due to lower average balances and lower interest rates. The income growth discussed above for the three and nine months ended September 30, 2003, was partially offset by increases in salaries and employee benefits expenses due to higher commissions related to the secondary mortgage market volume, increased personnel to support growth, 401(K) employer contributions, and incentive compensation. The increase in other operating expenses is primarily due to increases in marketing and loan costs, related to the increased mortgage production.

The annualized return on average assets for the Company was 1.33% for the nine months ended September 30, 2003, compared to 1.14% for the same period last year. The annualized return on average stockholders' equity was 15.81% for the nine months ended September 30, 2003 compared to 13.92% for the comparable period in 2002.

Changes  in  Financial  Condition
---------------------------------

Total assets of $620.1 million at September 30, 2003 reflects an increase of $50.3 million (8.8%) from year-end 2002 and an increase of $69.4 million (12.6%) over September 30, 2002. The growth in total assets has been largely due to growth in the loan and investment portfolios, Federal funds sold, and bank owned life insurance. Total loans at September 30, 2003 were $418.2 million representing an increase of $21.5 million from December 31, 2002 and an increase of $35.4 million from September 30, 2002. Investment securities increased $3.1 million (2.2%) from December 31, 2002 and $10.6 million (8.03%) from September 30, 2002. Federal funds sold increased $12.2 million (330.8%) from December 31, 2002 and $11.3 million (245.5%) from September 30, 2002. Bank owned life insurance increased $8.0 million from December 31, 2002 and September 30, 2002.

Total deposits have grown $41.0 million (9.3%) since December 31, 2002 and $54.0 million (12.7%) since September 30, 2002. Total deposits include $30.0 million of brokered CDs at September 30, 2003 compared to $15.0 million at December 31, 2002. Additionally, securities sold under repurchase agreements have increased $4.7 million (10.9%) since December 31, 2002 and $4.0 million (9.2%) since September 30, 2002. The Company has increased its advances from the Federal
Home  Loan  Bank  by  $5.0  million  (16.7%)  since  September  30,  2002.

Net  Interest  Income
---------------------

Net interest income increased $580,000 (11.1%) in the third quarter of 2003 compared to the third quarter of 2002 and $1.8 million (12.2%) during the first nine months of 2003 compared to the same period in 2002. Despite the lower interest rates, interest income on loans increased $317,000 (5.0%) for the three-month period and $1.2 million (6.8%) for the nine-month period due to the additional volume. Interest income on investment securities decreased $193,000 (11.5%) and $381,000 (7.5%) for the three and nine-month periods ended September 30, 2003, respectively, compared to the same periods in 2002 due to lower rates. Interest income on federal funds sold decreased primarily due to the lower federal funds interest rate. Despite increases in deposit volumes, interest expense on deposits decreased $434,000 (20.2%) and $883,000 (13.5%) during the three and nine-month periods ended September 30, 2003, respectively, compared to the same periods in 2002 due to lower interest rates during 2003. Decreases in other borrowings interest expense in both the three-month and nine-month periods ended September 30, 2003 of $47,000 (9.4%) and $136,000 (9.2%), respectively, compared to the same periods in 2002 are due to a prepayment of a Federal Home Loan Bank advance in September 2002 and a subsequent advance at lower rate.

The Company's net interest margin for the three months and nine months ended September 30, 2003 was 3.93% and 3.89%, respectively, compared to 4.02% and 4.03% for the three and nine months ended September 30, 2002, respectively.

Noninterest  Income
-------------------

Noninterest income for the respective periods in 2003 increased $1.2 million (36.5%) compared to the three-month period ended September 30, 2002 and $3.2 million (39.1%) compared to the nine-month period ended September 30, 2002. The increase for both periods in noninterest income was primarily attributable to increases in gain on sale of mortgage loans in the secondary market of $1.2 million (71.6%) over the third quarter 2002 and $3.1 million (77.6%) over the nine months ended September 30, 2002. These increases are attributable to the low interest rates resulting in higher levels of home purchases and refinancings. Service charges and fees on deposits increased $37,000 (3.3%) from the third quarter 2002 and increased $104,000 (3.2%) over the nine months ended September 30, 2002, primarily due to increases in deposit account balances, an increase in cash processing fees and a low earnings credit rate for customers due to the low interest rates. Loss on sale of investment securities increased 192,000 (162.2%) compared to the three-month period ended September 30, 2002 and $216,000 (126.1%) compared to the nine-month period ended September 30, 2002. Low yielding bonds were sold at a loss in the third quarter of 2003 and higher yielding bonds were purchased in the third and fourth quarters of 2003.

Noninterest  Expense
--------------------

Noninterest expense for the respective periods in 2003 increased $1.6 million (32.4%) from the third quarter of 2002 and increased $3.4 million (23.0%) over the first nine months of 2002. Salary expense increased $1.3 million (51.2%) in the third quarter of 2003 compared to the third quarter of 2002 and increased $2.5 million (34.6%) for the nine month period ended September 30, 2003 when compared to the nine months ended September 30, 2002. The increases in salary expense for both the quarter and nine-month period are primarily the result of increased mortgage commissions directly related to the secondary mortgage market volume, additional personnel to support Company growth and increases in incentive compensation. Employee benefits expense increased $164,000 (29.2%) over the third quarter of 2002 and $336,000 (19.8%) over the first nine months of 2002, primarily due to additional 401(K) expense, FICA expense, and medical and dental insurance expense. The increase in other operating expenses of $144,000 (10.2%) over the three months ended September 30, 2002 and $422,000 (10.9%) over the nine months ended September 30, 2002 are primarily due to increases in marketing expense due to an increased marketing budget and loan costs, primarily due to costs associated with the additional mortgage production.

Income  Taxes
-------------

Income tax expense in the third quarter of 2003 totaled $1,060,000, an increase of $218,000 over the third quarter of 2002. Income tax expense of $3.1 million for the first nine months of 2003 reflects an increase of $871,000 over the comparable nine month period in 2002. The effective tax rate for the nine months ended September 30, 2003 and 2002 was 34.4% and 33.8%, respectively. The increase in the effective tax rate is primarily due to a decrease in tax-exempt income. Income taxes are estimated on a quarterly basis.

Asset  Quality
--------------

Table 1 shows the current and prior period amounts of non-performing assets. Non-performing assets were $2.6 million at September 30, 2003, compared to $1.9 million at December 31, 2002 and $2.8 million at September 30, 2002. The ratio of non-performinassets to total loans and other real estate was 0.63% at September 30, 2003, compared to 0.48% at December 31, 2002 and 0.74% at
September 30, 2002. The control and monitoring of non-performing assets continues to be a priority of management.

There were no loans past due 90 days or more and still accruing at September 30, 2003 and 2002. There were $60,000 of loans past due and still accruing at December 31, 2002.

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

The allowance for loan losses was $7.0 million at September 30, 2003 and $6.5 million at December 31, 2002. Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management's analysis of potential risk in the loan portfolio. A provision for losses in the amount of $219,000 was charged to expense for the quarter ended September 30, 2003 compared to $789,000 for the quarter ended September 30, 2002, and $1.1 million for the nine months ended September 30, 2003 compared to $1.9 million for the nine months ended September 30, 2002. The decrease in the provision for loan losses for the third quarter and nine months ended September 2003 as compared with the third quarter and nine months ended September 2002 is due to a decrease in substandard loans, as well as a decrease in net charge-offs.

At September 30, 2003 the ratio of allowance for loan losses to total loans was 1.67% compared to 1.65% at December 31, 2002 and 1.61% at September 30, 2002. Management considers the current allowance for loan losses appropriate based upon its analysis of the potential risk in the portfolio, although there can be no assurance that the assumptions underlying such analysis will continue to be correct.

Liquidity  and  Capital  Resources
----------------------------------

The Company's liquidity remains adequate to meet operating and loan funding requirements. The loan to deposit ratio at September 30, 2003 was 87.0% compared to 90.3% at December 31, 2002 and 89.7% at September 30, 2002. Loans increased $35.4 million from September 30, 2002 and $21.5 million during the first nine months of 2003 while deposits increased $54.0 million from September 30, 2002 and increased $41.0 million during the first nine months of 2003. The Company also uses Federal Home Loan Bank borrowings and securities sold under repurchase agreements to fund loan growth. The Company maintains a line of credit with the Federal Home Loan Bank approximating 10% of the Bank's total assets. Federal Home Loan Bank advances are collateralized by eligible first mortgage loans and specific commercial real estate loans. The Company prepaid a $5.0 million Federal Home Loan advance in September 2002 and secured an additional advance at a lower rate in December 2002. Securities sold under repurchase agreements increased $4.0 million from September 30, 2002 and increased $4.7 million from December 31, 2002. The Company has federal funds purchased accommodations with The Bankers Bank, Atlanta, Georgia, for advances up to $15.0 million and with SunTrust Bank, Atlanta, Georgia, for advances up to $10.0 million. The Company maintains repurchase lines of credit with SunTrust Robinson Humphrey, Atlanta, Georgia, for advances up to $11.0 million and with The Bankers Bank, Atlanta, Georgia, up to $10.0 million. At September 30, 2003, securities sold under repurchase agreements included $11.0 million in repurchase agreements with SunTrust Robinson Humphrey, Atlanta, Georgia. Additionally, liquidity needs can be satisfied by the structuring of the maturities of investment securities and the pricing and maturities on loans and deposits offered to customers.

Shareholders' equity to total assets was 8.3% at September 30, 2003 compared to 8.2% at September 30, 2002 and 8.2% at December 31, 2002. The capital of the Company and the Bank exceeded all required regulatory guidelines at September 30, 2003. The Company's Tier 1 risk-based, total risk-based and leverage capital ratios were 10.26%, 11.51%, and 8.21%, respectively, at September 30, 2003. Table 2 which follows reflects the current regulatory capital levels in more detail, including comparisons to the regulatory minimums.

Management is not aware of any events or uncertainties that are reasonably likely to have a material effect on the Company's liquidity, capital resources or operations.

Commitments  and  Contractual  Obligations
------------------------------------------

The Bank is a party to lines of credit with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. Lines of credit are unfunded commitments to extend credit. These instruments involve, in varying degrees, exposure to credit and interest rate risk in excess of the amounts recognized in the financial statements. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for unfunded commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Bank evaluates construction and acquisition and development loans for the percentage completed before extending additional credit. The Bank follows the same credit policies in making commitments and contractual obligations as it does for on-balance sheet instruments.

Unfunded commitments to extend credit where contract amounts represent potential credit risk totaled $105.8 million at September 30, 2003. These commitments are primarily at variable interest rates.

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

    Commitments and               Due in       Due in       Due in       Due in       Due in
Contractual Obligations           1 Year       2 Years      3 Years      4 Years      5 Years
-----------------------------  ------------  -----------  -----------  -----------  -----------
Lines of credit                $105,845,000            -            -            -            -
Lease agreements                    157,475       63,226       45,261       34,675        5,250
Deposits                        218,464,599   89,591,239   69,882,264   30,178,585   29,774,246
Securities sold under
  repurchase agreements          47,676,603            -            -            -            -
FHLB advances                     5,000,000
                               ------------  -----------  -----------  -----------  -----------
Other borrowings                    400,000            -            -            -            -
                               ------------  -----------  -----------  -----------  -----------
  Total commitments and
    contractual obligations    $377,543,677  $89,654,465  $69,927,525  $30,213,260  $29,779,496
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
--------

                GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                           CONSOLIDATED FINANCIAL DATA
                             (Dollars in Thousands)
                                   (Unaudited)


                                  Nine Months Ended September 30,
                              -------------------------------------
PROFITABILITY                       2003                2002
-------------                 -----------------  ------------------
Return on average assets *                1.33%               1.14%

Return on average equity *               15.81%              13.92%

ALLOWANCE FOR LOAN LOSSES
-------------------------

Beginning balance, January 1  $          6,534   $           5,109
Provision charged to expense             1,125               1,874
Recoveries                                 462                 380
Loans charged off                        1,147               1,217
                              -----------------  ------------------
Ending balance, September 30  $          6,974   $           6,146
                              =================  ==================

NON-PERFORMING ASSETS        September 30, 2003   December 31, 2002   September 30, 2002
---------------------
Non-accrual loans            $             2,631  $            1,897  $             2,840
Other real estate owned                        0                   0                    0
                             -------------------  ------------------  -------------------
Total non-performing assets  $             2,631  $            1,897  $             2,840
                             ===================  ==================  ===================

LOANS PAST DUE 90 DAYS OR
MORE AND STILL ACCRUING      $                 0  $               60  $                 0
                             ===================  ==================  ===================

* Annualized

TABLE 2
-------

                            Georgia Bank Financial Corporation
                                           and
                               Georgia Bank & Trust Company
                             Regulatory Capital Requirements
                                    September 30, 2003
                                  (Dollars in Thousands)

                                        Actual            Required           Excess
                                    Amount   Percent   Amount  Percent   Amount  Percent
                                    =================  ================  ================
Georgia Bank Financial Corporation

Risk-based capital:
   Tier 1 capital                   $50,539    10.26%  19,699     4.00%  30,840     6.26%
   Total capital                     56,705    11.51%  39,397     8.00%  17,308     3.51%
Tier 1 leverage ratio                50,539     8.21%  24,626     4.00%  25,913     4.21%


Georgia Bank & Trust Company

Risk-based capital:
   Tier 1 capital                   $47,851     9.75%  19,634     4.00%  28,217     5.75%
   Total capital                     53,997    11.00%  39,268     8.00%  14,729     3.00%
Tier 1 leverage ratio                47,851     7.79%  24,557     4.00%  23,294     3.79%

Item  3.  Quantitative  and  Qualitative  Disclosures  About  Market  Risk

As of September 30, 2003, there were no substantial changes in the interest rate sensitivity analysis or the sensitivity of market value of portfolio equity for various changes in interest rates calculated as of December 31, 2002. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company's audited consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2002 included in the Company's 2002 Annual Report on Form 10-K.

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

          None

Item  5.  Other  Information

          None

Item  6.  Exhibits  and  Reports  on  Form  8-K

          (a)     Exhibits

                  3.1 Articles of Incorporation of the Company (incorporated by reference from the Company's registration statement on Form SB- 2 filed August 20, 1997 (Registration No. 333-34037)).

                  3.2 Bylaws of the Company (Incorporated by reference to the Company's Form 10-KSB, dated April 29, 1994).

                  31.1 Certification  of  Chief  Executive Officer Pursuant to
                       Section  302  of  the  Sarbanes-Oxley  Act  of  2002.

                  31.2 Certification  of  Chief  Executive Officer Pursuant to
                       Section  302  of  the  Sarbanes-Oxley  Act  of  2002.

                  32.1 Certification  of  Chief  Executive  Officer  and Chief
                       Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b)     Reports  on  Form  8-K

                         Form 8-K filed on July 23, 2003, reporting earnings for the second quarter of 2003 under Item 9 Pursuant to instructions contained in Item 12 and SEC Release No. 33-8176 and 34-47226.

                       GEORGIA BANK FINANCIAL CORPORATION
                              Form 10-Q Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               GEORGIA BANK FINANCIAL CORPORATION



Date:   November 14, 2003                By:     /s/ Ronald L. Thigpen
        -----------------                   ------------------------------
                                         Ronald L. Thigpen
                                         Executive Vice President, Chief
                                         Operating Officer (Duly Authorized
                                         Officer of Registrant and Principal
                                         Financial Officer)