Form 10-K
period 2003-12-31
GEORGIA BANK FINANCIAL CORP /GA
filed 2004-03-15
CIK 880116

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003

or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) for the transition period from to .

Commission File Number 0-24172

GEORGIA BANK FINANCIAL CORPORATION

(Exact Name of Registrant as Specified in its Charter)

GEORGIA	58-2005097
(State or Other Jurisdiction of Incorporation or Organization	(I.R.S. Employer Identification No.)

3530 Wheeler Road Augusta, Georgia	30909
(Address of Principal Executive Office)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (706) 738-6990

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2):    Yes  ☒    No  ☐

The number of shares outstanding of the Registrant’s Common Stock, as of December 31, 2003 was 5,247,204.

The aggregate market value of the common stock held by non-affiliates of the Registrant, based on the last sale price of $23.64 per share on June 30, 2003, was approximately $93,876,260.

Certain portions of the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 14, 2004 (the “Proxy Statement”) filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934, as amended, are incorporated by reference into this Form 10-K. Other than those portions of the Proxy Statement specifically incorporated by reference pursuant to Items 10 through 13 of Part III hereof, no other portions of the Proxy Statement shall be deemed so incorporated.

Item 1. Description of Business

General

Georgia Bank Financial Corporation (the “Company”) is a Georgia corporation that is a bank holding company registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “BHCA”). The Company had total consolidated assets of $630.6 million, total deposits of $484.0 million and total stockholders’ equity of $53.7 million at December 31, 2003. Through its wholly-owned subsidiary, Georgia Bank & Trust Company of Augusta (the “Bank”), the Company operates a total of seven banking offices in the greater Augusta area in Richmond and Columbia Counties, Georgia. The Bank also has mortgage operations in Augusta, Georgia, Savannah, Georgia, and Nashville, Tennessee.

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

The Bank was organized by a group of local citizens from Richmond and Columbia Counties and commenced business from the main office location at 3530 Wheeler Road in Augusta on August 28, 1989. The Bank opened its first Augusta branch at 3111 Peach Orchard Road in December 1991 and its second Augusta branch at 1530 Walton Way in December 1992. The Bank became a subsidiary of the Company in February 1992 as a result of its holding company reorganization. The Company acquired FCS Financial Corporation and First Columbia Bank (“First Columbia”) on December 31, 1992. This allowed the Company to expand into neighboring Columbia County. In July 1993, First Columbia merged into the Bank, and the Bank now operates the former main office of First Columbia at 4105 Columbia Road, Martinez, Georgia as a branch. The Bank opened a second branch in Columbia County in November 1994 that is located in Evans, Georgia. In October 1995, the Bank opened its sixth banking office at 3133 Washington Road. The Company opened a full service branch in May 2001 in Martinez, Georgia, the third Columbia County branch. In 2003, the Bank purchased its eighth banking location in downtown Augusta, Georgia. It will be located in the Cotton Exchange historic building and will open for business in mid 2004.

The Bank was founded with an experienced management team, and that team has continued to expand with the growth of the Bank. The Bank’s President and Chief Executive Officer, R. Daniel Blanton, was involved in the organization of the Bank in 1988 and previously served with a predecessor to First Union National Bank, Georgia State Bank, for over 13 years. With the acquisition of First Columbia, the Bank obtained its Executive Vice President and Chief Operating Officer, Ronald L. Thigpen, who had served as Chief Executive Officer of First Columbia since 1991, and before that served in various capacities with First Union National Bank and its predecessors. J. Pierce Blanchard, Jr., Executive Vice President-Business Development, joined the team in 1994. He previously served for six years as President of Citizens Bank & Trust Company in Evans, Georgia, and had prior experience with First Union National Bank and its predecessors. The Bank’s senior loan officer and Group Vice President, Tom C. McLaughlin, has been associated with the Bank for twelve years, and worked previously with Mr. Blanton at Georgia State Bank, a predecessor to First Union National Bank. Regina W. Mobley, Group Vice President, Bank Operations has been with the Bank since the acquisition of First Columbia Bank. With over 26 years of bank operations experience, she previously served First Columbia Bank and C&S National Bank, as predecessor of Bank of America.

Market Area

The Bank’s market area includes Richmond and Columbia Counties and is centered in West Augusta. This area represents a significant portion of the Augusta-Richmond County, GA-SC metropolitan area. Augusta-Richmond County, GA-SC is one of 15 metropolitan statistical areas (MSA) in the United States and its 2002 population of 337,032 ranked 2nd in Georgia. The Augusta market area has a diversified economy based principally on government, transportation, public utilities, health care, manufacturing, and wholesale and retail trade. Augusta is one of the leading medical centers in the Southeast. Significant medical facilities include the Medical College of Georgia, the University Hospital, Veteran’s Administration Hospital, Dwight D. Eisenhower Hospital, Gracewood State School and Hospital, Columbia/Augusta Regional Hospital and St. Joseph’s Hospital. Other major employers in the Augusta market area include the Fort Gordon military installation, E-Z Go (golf car manufacturer), International Paper Company (bleached paper board manufacturer), Thermal Ceramics (insulating material manufacturer), President Baking Company (cookie manufacturer), John Deere (tractor manufacturer) and Club Car (golf car manufacturer). The area is served by Interstate 20, which connects it to Atlanta, 140 miles to the west and Columbia, South Carolina, 70 miles to the east. Augusta is also served by a major commercial airport (Bush Field) and a commuter airport (Daniel Field). The average unemployment rate for the Augusta-Richmond County MSA was 5.6% in 2002. Between June 2002 and June 2003 (the latest date for which FDIC information is available), total commercial bank and thrift deposits in Richmond County increased 4.8% from $2.1 billion to $2.2 billion, and total commercial bank and thrift deposits in Columbia County increased 25.4% from $709.2 million to $889.2 million. Based on data reported as of June 30, 2003, the Bank has 14.19% of all deposits in Richmond County and 17.84% in Columbia County. In both Richmond and Columbia Counties, the Bank has 15.2% of all deposits and is the second largest depository institution. The demographic information as presented above is based upon information and estimates provided by the Selig Center for Economic Growth at the University of Georgia, Georgia Department of Labor and the Federal Deposit Insurance Corporation.

Lending Activities

General

The Bank offers a wide range of lending services, including real estate, commercial and consumer loans, to individuals, small to medium-sized businesses and professionals that are located in, or conduct a substantial portion of their business in, the Bank’s market area. The Bank’s total loans at December 31, 2003, were $432.8 million, or 73.4% of total interest-earning assets. An analysis of the composition of the Bank’s loan portfolio is set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Composition of Loan Portfolio.”

Real Estate Loans. Loans secured by real estate are the primary component of the Bank’s loan portfolio, constituting $325.5 million, or 75.2% of the Bank’s total loans, at December 31, 2003. These loans consist of commercial real estate loans, construction and development loans, residential real estate loans, and home equity loans. See “-Consumer Loans.”

Commercial Real Estate Loans. At December 31, 2003, the Bank held $137.5 million of commercial real estate loans of various sizes secured by office buildings, retail establishments, and other types of property. These commercial real estate loans represented 31.8% of the Bank’s total loans at December 31, 2003. Loan terms are generally limited to five years and often do not exceed three years, although the installment payments may be structured on a 20-year amortization basis with a balloon payment at maturity. Interest rates may be fixed or adjustable. The Bank generally charges an origination fee. Management attempts to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 80%. In addition, the Bank requires personal guarantees from the principal owners of the property supported with an analysis by the Bank of the guarantors’ personal financial statements in connection with a substantial majority of such loans. A number of the loans classified as commercial real estate loans are, in fact, commercial loans for which a security interest in real estate has been taken as additional collateral. These loans are subject to underwriting as commercial loans as described below.

Construction and Development Loans. Construction and development real estate loans comprise $90.3 million, or 20.9% of the Bank’s total loans at December 31, 2003.

A construction and development loan portfolio represents special problems and risks. The nature of that portfolio is that it requires additional administration and monitoring. This is necessary since most loans are originated as lines of credit and the draws under the line require specific activities which add value to the asset, such as progress on the completion of a building or the placement of utilities and roads in a development. This requires specialized knowledge on the part of our personnel to appraise and evaluate that progress, hence the higher level of administration and monitoring. The level of construction and development loans are representative of the character of the Bank’s market. Columbia County has been rated among the top five in the State of Georgia in population growth during each of the last four years. This growth has spawned a significant demand for residential housing in Columbia County. The Bank subjects this type of loan to underwriting criteria that include: certified appraisal and valuation of collateral; loan-to-value margins (typically not exceeding 75%); cash equity requirements; evaluations of borrowers’ cash flows and alternative sources of repayment; and a determination that the market is able to absorb the project on schedule.

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

Infrastructure development loans are generally made with an initial maturity of one year, although the Bank may renew the loan for up to two additional one-year terms to allow the developer to complete the sale of the lots comprising the property before requiring the payment of the related loan. These loans typically bear interest at a floating rate and the Bank typically charges an origination fee. These loans are repaid, interest only, on a monthly or quarterly basis until sales of lots begin, and then principal payments are made as each lot is sold at a rate allowing the Bank to be repaid in full by the time 75% of the lots have been sold. In order to reduce the credit risk associated with these loans, the Bank requires the project’s loan to value ratio (on an as completed basis) to be not more than 70%. The Bank experienced $25,000 in net loan charge-offs on these loans during 2003.

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

Residential Loans. The Bank originates, on a selective basis, residential loans for its portfolio on single-and multi-family properties, both owner-occupied and non-owner-occupied. At December 31, 2003, the Bank held $83.7 million of such loans, including home equity loans, representing 19.3% of the Bank’s loan portfolio, as compared to $75.2 million, or 19.0% of the Bank’s loan portfolio at December 31, 2002. There has been little growth in Residential Loans as most mortgage loans are sold in the secondary market. This portfolio includes, typically 15 or 30-year adjustable rate mortgage loans whose terms mirror those prevalent in the secondary market for mortgage loans or, less typically, floating rate non-amortized term loans for purposes other than acquisition of the underlying residential property. A limited number of fixed rate loans are maintained in the portfolio when there are compelling market reasons to do so. Generally, all fixed rate residential loans are sold into the secondary market. In the case of home equity loans and lines of credit, the underwriting criteria are the same as applied by the Bank when making a first mortgage loan, as described above. Home equity lines of credit typically expire ten years after their origination.

The Bank also originates residential loans for sale into the secondary market, an activity that began with the acquisition of First Columbia. Residential real estate lending for the purpose of sale of such loans was further expanded with the acquisition of Georgia Union Mortgage Company in May of 1997. The Bank further expanded its secondary market mortgage operations in June 2000 with the addition of experienced mortgage staff. The Bank moved its mortgage department from the Martinez Branch to its facilities located in the Operations Complex at 3515 Wheeler Road to accommodate this expansion. In September of 2000, the Bank acquired the mortgage origination offices of Prime Lending in Savannah, Georgia. In April of 2001, the Bank acquired the mortgage origination offices of Prime Lending in Nashville, Tennessee. The addition of experienced mortgage personnel well known to our management staff provides an opportunity to participate in that dynamic market. The Bank originates both fixed and variable rate residential mortgage loans for sale with servicing released. Loans originated for sale into the secondary market are approved for purchase by an investor prior to closing and the Bank takes no credit or interest rate risk with respect to these loans. The Bank generates loan origination fees, typically ranging from 1.0% to 1.5% of the loan balance, and servicing release fees, generally ranging from 0.25% to 0.75% of the loan balance, both of which are recognized as income when the loan is sold. The Bank limits interest rate and credit risk on these loans by locking the interest rate for each loan with the secondary investor and receiving the investor’s underwriting approval prior to originating the loan. The Bank had $14.0 million of such loans at December 31, 2003, representing 3.3% of the Bank’s total loans.

Commercial Loans. The Bank makes loans for commercial purposes in various lines of businesses. At December 31, 2003, the Bank held $56.5 million of these loans, representing 13.07% of the total loan portfolio, excluding for these purposes commercial loans secured by real estate. See “Real Estate Loans.” Equipment loans are made for a term of up to five years (more typically three years) at fixed or variable rates, with the loan being fully amortized over the term and secured by the financed equipment with a loan-to-value ratio of 80% or less. Working capital loans are made for a term typically not exceeding one year. These loans are usually secured by accounts receivable or inventory, and principal is either repaid as the assets securing the loan are converted into cash, or principal is due at maturity.

The Bank experienced net loan charge-offs on commercial loans of $249,000 during 2003 and $413,000 during 2002.

Consumer Loans. The Bank makes a variety of loans to individuals for personal and household purposes, including secured and unsecured installment and term loans, and revolving lines of credit such as overdraft protection. At December 31, 2003, the Bank held $50.6 million of consumer loans, representing 11.7% of total loans. These loans typically carry balances of less than $25,000 and earn interest at a fixed rate. Non-revolving loans are either amortized over a period not exceeding 60 months or are ninety-day term loans. Revolving loans require monthly payments of interest and a portion of the principal balance (typically 2 to 3% of the outstanding balance). The Bank entered the indirect lending business in 1997 and currently purchases sales finance contracts from dealers for new and used automobiles and home improvements. At December 31, 2003, indirect loans outstanding totaled $24.0 million. The Bank experienced net loan charge-offs on consumer loans of $624,000 during 2003 and $547,000 during 2002.

Loan Approval and Review. The Bank’s loan approval policies provide for various levels of officer lending authority. When the aggregate amount of outstanding loans to a single borrower exceeds that individual officer’s lending authority, the loan request must be considered and approved by an officer with a higher lending limit or by the Directors’ Loan Committee. Individual officers’ lending limits range from $10,000 to $500,000 depending on seniority and the type of loan. Any loan in excess of the lending limit of senior bank officers must be approved by the Directors’ Loan Committee.

The Bank has a loan review procedure involving multiple officers of the Bank which is designed to promote early identification of credit quality problems. All loan officers are charged with the responsibility of rating all their loans and reviewing those loans on a periodic basis, the frequency of which increases as the quality of the loans decreases. The Bank’s Senior Vice President is charged with the responsibility of ensuring that all lending relationships of $300,000 and above are reviewed annually. In addition, the Credit Administration Department, under the direction of the Senior Credit Officer is involved in the analysis of all loans that require Directors Loan Committee approval.

Deposits

The Bank offers a variety of deposit programs to individuals and to small to medium-sized businesses and other organizations at interest rates generally consistent with local market conditions. The following table sets forth the mix of depository accounts at the Bank as a percentage of total deposits at the dates indicated.

Deposit Mix

12/31/2003

Noninterest-bearing demand	$68,033,102	14.06%
Interest checking	72,386,405	14.96%
Money management	22,137,192	4.57%
Savings	194,366,425	40.16%
Time deposits
Under $100,000	29,396,929	6.07%
$100,00 and over	97,631,749	20.18%

	$483,951,802	100.00%

The Bank accepts deposits at its main office and six branch banking offices, each of which maintains an automated teller machine. The Bank is a member of the “HONOR” network of automated teller machines, which permits Bank customers to perform certain transactions in many cities throughout Georgia and other regions. The Bank controls deposit volumes primarily through the pricing of deposits and to a certain extent through promotional activities such as “free checking”. The Bank also utilizes other sources of funding, specifically repurchase agreements and Federal Home Loan Bank borrowings and brokered certificates of deposit. Deposit rates are set weekly by executive management of the Bank. Management believes that the rates it offers are competitive with, or in some cases, slightly above those offered by other institutions in the Bank’s market area. The Bank does not actively solicit deposits outside of its market area.

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

Employees

The Company had approximately 243 full-time equivalent employees at December 31, 2003. The Company maintains training, educational and affirmative action programs designed to prepare employees for positions of increasing responsibility in both management and operations, and provides a variety of benefit programs, including group life, health, accident and other insurance and retirement plans. None of the Company’s employees are covered by a collective bargaining agreement, and the Company believes its employee relations are generally good.

Supervision and Regulation

Both the Company and the Bank are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws generally are intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

The Company

Because the Company owns all of the capital stock of the Bank, it is a bank holding company under the federal Bank Holding Company Act of 1956. As a result, the Company is primarily subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve. As a bank holding company located in Georgia, the Georgia Department of Banking and Finance also regulates and monitors all significant aspects of the Bank’s operations.

Acquisitions of Banks. The Bank Holding Company Act requires every bank holding company to obtain the Federal Reserve’s prior approval before:

•	acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank’s voting shares;

•	acquiring all or substantially all of the assets of any bank; or

•	merging or consolidating with any other bank holding company.

Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly or, substantially lessen competition or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve’s consideration of financial resources generally focuses on capital adequacy, which is discussed below.

Under the Bank Holding Company Act, if adequately capitalized and adequately managed, the Company or any other bank holding company located in Georgia may purchase a bank located outside of Georgia. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Georgia may purchase a bank located inside Georgia. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. Currently, Georgia law prohibits acquisitions of banks that have been incorporated for less than three years. Because the Bank has been incorporated for more than three years, this limitation does not apply to the Company or to the Bank.

Change in Bank Control. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is refutably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

•	the bank holding company has registered securities under Section 12 of the Securities Act of 1934; or

•	no other person owns a greater percentage of that class of voting securities immediately after the transaction.

Our common stock is registered under the Securities Exchange Act of 1934. The regulations also provide a procedure for challenging the rebuttable presumption of control.

Permitted Activities. A bank holding company is generally permitted under the Bank Holding Company Act to engage in or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in the following activities:

•	Banking or managing or controlling banks; and

•	Any activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

•	Factoring accounts receivable;

•	Making, acquiring, brokering or servicing loans and usual related activities;

•	Leasing personal or real property;

•	Operating a non-bank depository institution, such as a savings association;

•	Trust company functions;

•	Financial and investment advisory activities;

•	Conducting discount securities brokerage activities;

•	Underwriting and dealing in government obligations and money market instruments;

•	Providing specified management consulting and counseling activities;

•	Performing selected data processing services and support services;

•	Acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

•	Performing selected insurance underwriting activities.

Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company’s continued ownership, activity or control constitutes a serious risk to the financial safety, soundness, or stability of it or any of its bank subsidiaries.

In addition to the permissible bank holding company activities listed above, a bank holding company may qualify and elect to become a financial holding company, permitting the bank holding company to engage in activities that are financial in nature or incidental or complementary to financial activity. The Bank Holding Company Act expressly lists the following activities as financial in nature:

•	Lending, trust and other banking activities;

•	Insuring, guaranteeing, or indemnifying against loss or harm, or providing and issuing annuities, and acting as principal, agent, or broker for these purposes, in any state;

•	Providing financial, investment, or advisory services;

•	Issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;

•	Underwriting, dealing in or making a market in securities;

•	Other activities that the Federal Reserve may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks;

•	Foreign activities permitted outside of the United States if the Federal Reserve has determined them to be usual in connection with banking operations abroad;

•	Merchant banking through securities or insurance affiliates; and

•	Insurance company portfolio investments.

To qualify to become a financial holding company, the Bank and any other depository institution subsidiary of the Company must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least “satisfactory.” Additionally, the Company must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days’ written notice prior to engaging in a permitted financial activity. While the Company meets the qualification standards applicable to financial holding companies, the Company has not elected to become a financial holding company at this time.

Support of Subsidiary Institutions. Under Federal Reserve policy, the Company is expected to act as a source of financial strength for the Bank and to commit resources to support the Bank. This support may be required at times when, without this Federal Reserve policy, the Company might not be inclined to provide it. In addition, any capital loans made by the Company to the Bank will be repaid only after its deposits and various other obligations are repaid in full. In the unlikely event of the Company’s bankruptcy, any commitment by it to a federal bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

The Bank

The Bank is subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of our operations. These laws are generally intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

Because the Bank is a commercial bank chartered under the laws of the State of Georgia, it is primarily subject to the supervision, examination and reporting requirements of the FDIC and the Georgia Department of Banking and Finance. The FDIC and Georgia Department of Banking and Finance regularly examine the Bank’s operations and have the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. Both regulatory agencies have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Additionally, the Bank’s deposits are insured by the FDIC to the maximum extent provided by law. The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations.

Branching. Under current Georgia law, the Bank may open branch offices throughout Georgia with the prior approval of the Georgia Department of Banking and Finance. In addition, with prior regulatory approval, the Bank may acquire branches of existing banks located in Georgia. The Bank and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the applicable states’ laws. Georgia law, with limited exceptions, currently permits branching across state lines through interstate mergers.

Under the Federal Deposit Insurance Act, states may “opt-in” and allow out-of-state banks to branch into their state by establishing a new start-up branch in the state. Currently, Georgia has not opted-in to this provision. Therefore, interstate merger is the only method through which a bank located outside of Georgia may branch into Georgia. This provides a limited barrier of entry into the Georgia banking market, which protects us from an important segment of potential competition. However, because Georgia has elected not to opt-in, our ability to establish a new start-up branch in another state may be limited. Many states that have elected to opt-in have done so on a reciprocal basis, meaning that an out-of-state bank may establish a new start-up branch only if their home state has also elected to opt-in. Consequently, until Georgia changes its election, the only way we will be able to branch into states that have elected to opt-in on a reciprocal basis will be through interstate merger.

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of the other categories. At December 31, 2003, the Bank qualified for the well-capitalized category.

Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized.

An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets at the time it became undercapitalized or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

FDIC Insurance Assessments. The FDIC has adopted a risk-based assessment system for insured depository institutions’ that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution’s primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.54 basis points of assessable deposits for the first quarter of 2004.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve or the FDIC shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank. Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements.

Other Regulations. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. For example, under the Soldiers’ and Sailors’ Civil Relief Act of 1940, a lender is generally prohibited from charging an annual interest rate in excess of 6% on any obligation for which the borrower is a person on active duty with the United States military.

The Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as the:

•	federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Soldiers’ and Sailors’ Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and

•	rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

In addition to the federal and state laws noted above, the Georgia Fair Lending Act (“GAFLA”) imposes restrictions and procedural requirements on most mortgage loans made in Georgia, including home equity loans and lines of credit. On August 5, 2003, the Office of the Comptroller of the Currency issued a formal opinion stating that the entirety of GAFLA is preempted by federal law for national banks and their operating subsidiaries. GAFLA contains a provision that preempts GAFLA as to state banks in the event that the Office of the Comptroller of the Currency preempts GAFLA as to national banks. Therefore, the Bank and any of its operating subsidiaries that may be engaged in mortgage lending will be exempt from the requirements of GAFLA.

The Bank’s deposit operations are subject to:

•	the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•	the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Capital Adequacy

The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve, in the case of the Company, and the FDIC, in the case of the Bank. The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. The Bank is also subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2003, the Bank’s ratio of total capital to risk-weighted assets was 11.58% and our ratio of Tier 1 Capital to risk-weighted assets was 10.33%.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2003, our leverage ratio was 8.40%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and certain other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements.

Payment of Dividends

The Company is a legal entity separate and distinct from the Bank. The principal sources of the Company’s cash flow, including cash flow to pay dividends to its shareholders, are dividends that the Bank pays to its sole shareholder, the Company. Statutory and regulatory limitations apply to the Bank’s payment of dividends. If, in the opinion of the federal banking regulator, the Bank were engaged in or about to engage in an unsafe or unsound practice, the federal banking regulator could require, after notice and a hearing, that it stop or refrain from engaging in the questioned practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See “The Bank—Prompt Corrective Action.”

The Georgia Department of Banking and Finance also regulates the Bank’s dividend payments and must approve dividend payments that would exceed 50% of the Bank’s net income for the prior year. Our payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

In 2003, the Bank declared $2.0 million in cash dividends payable to the Company. No cash dividends were declared in 2002. The Company paid a 10% stock dividend on August 29, 2003 and a 2:1 stock split on November 21, 2003.

Restrictions on Transactions with Affiliates

The Company and the Bank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

•	a bank’s loans or extensions of credit to affiliates;

•	a bank’s investment in affiliates;

•	assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;

•	loans or extensions of credit made by a bank to third parties collateralized by the securities or obligations of affiliates; and

•	a bank’s guarantee, acceptance or letter of credit issued on behalf of an affiliate.

The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank’s capital and surplus and, as to all affiliates combined, to 20% of a bank’s capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Bank must also comply with other provisions designed to avoid the taking of low-quality assets.

The Company and the Bank are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

The Bank is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

Privacy

Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer or when the financial institution is jointly sponsoring a product or service with a nonaffiliated third party. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers.

Consumer Credit Reporting

On December 4, 2003, the President signed the Fair and Accurate Credit Transactions Act (the FAIR Act), amending the federal Fair Credit Reporting Act (the FCRA). Although an amendment relating to consumer credit information provided in connection with employee investigations will become effective March 31, 2004, most of the amendments to the FCRA (the FCRA Amendments) will become effective in late 2004, depending on implementing regulations to be issued by the Federal Trade Commission and the federal bank regulatory agencies.

The FCRA Amendments include, among other things:

•	new requirements for financial institutions to develop policies and procedures to identify potential identity theft and, upon the request of a consumer, place a fraud alert in the consumer’s credit file stating that the consumer may be the victim of identity theft or other fraud;

•	new consumer notice requirements for lenders that use consumer report information in connection with risk-based credit pricing programs

•	for entities that furnish information to consumer reporting agencies (which would include the Bank), new requirements to implement procedures and policies regarding the accuracy and integrity of the furnished information and regarding the correction of previously furnished information that is later determined to be inaccurate; and

•	a new requirement for mortgage lenders to disclose credit scores to consumers.

The FCRA Amendments also will prohibit a business that receives consumer information from an affiliate from using that information for marketing purposes unless the consumer is first provided a notice and an opportunity to direct the business not to use the information for such marketing purposes (the “opt-out”), subject to certain exceptions. While the FCRA Amendments will limit the Company’s ability to share information with its affiliates for marketing purposes, the actual impact of these limitations will depend on the extent to which our customers elect to prohibit the use of their personal information for marketing purposes. We have no basis at this time to predict the volume of consumer “opt-outs.”

Prior to the effective date of the FCRA Amendments, the Company and its subsidiaries will implement policies and procedures to comply with the new rules.

Anti-Terrorism Legislation

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001, signed by the President on October 26, 2001, imposed new requirements and limitations on specified financial transactions and account relationships, intended to guard against money laundering and terrorism. Most of these requirements and limitations took effect in 2002. Additional “know your customer” rules became effective in June 2003, requiring the Bank to establish a customer identification program under Section 326 of the USA PATRIOT Act. The Company and its subsidiaries implemented procedures and policies to comply with those rules prior to the effective date of each of the rules.

Proposed Legislation and Regulatory Action

New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions operating or doing business in the United States. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Effect of Governmental Monetary Polices

Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

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

In 1997, the Company acquired 24,000 square feet of commercial office space located at 3515 Wheeler Road, across the street from the main office. The Company renovated 17,000 square feet of this newly acquired space to be utilized for a consolidation of all operational functions, including data processing, deposit operations, human resources, loan operations, security, credit administration, audit and accounting. The objective of the Company in acquiring this property and planning the renovation was to provide adequate space for existing operations and to meet future requirements necessitated by growth of the Company. Renovations were completed in June 1998 and operational functions were relocated. In June 2000, the mortgage operations were moved to this Operations Complex, and occupied 4,500 square feet. In August 2001, with the expiration of a 3,000 square foot tenant lease, the mortgage department expanded operations and now occupies a total of 6,000 square feet. In December 2003, the remaining 1,500 square feet that was leased was renovated and the construction lending department now occupies this location.

In November 2002, the Bank purchased approximately 23,400 square feet of commercial office space on Walton Way Ext., located in close proximity to the Operations Complex and Main Office. Approximately 10,400 square feet was renovated in 2003 to accommodate operational functions. Approximately 500 square feet of this property is used as a meeting room. All properties owned by the Company are adequately covered by the appropriate insurance for replacement value.

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

Item 4. Submission of Matters to a Vote of Shareholders

There were no matters submitted to a vote of the shareholders of the Company during the fourth quarter of the Company’s fiscal year ended December 31, 2003.

PART II

Item 5. Market for the Company’s Common Equity and Related Stockholder Matters

As of March 5, 2004, there were approximately 826 holders of record of the Company’s common stock. As of March 5, 2004, there were 5,247,204 shares of the Company’s common stock outstanding. Transactions in the Company’s common stock are generally negotiated through UBS PaineWebber and Robinson-Humphrey/Soloman Smith Barney Company, Inc. Both firms make a market in the common stock of the Company via the over-the-counter bulletin board. The following table reflects the range of high and low bid quotations, adjusted for stock dividends and splits, in the Company’s common stock for the past two years:

Georgia Bank Financial Corporation Stock Price

	Low	High
Quarter ended
March 31, 2002	$15.45	$15.91
June 30, 2002	15.91	19.09
September 30, 2002	19.09	20.23
December 31, 2002	18.18	20.00

March 31, 2003	19.32	20.11
June 30, 2003	20.00	23.64
September 30, 2003	22.95	27.00
December 31, 2003	26.30	34.00

Period ended
February 27, 2004	27.95	29.25

No cash dividends were paid on the common stock of the Company in 2002 or 2003. On January 23, 2004, the Company declared a cash dividend of $0.13 per share to shareholders of record on February 2, 2004. The Company currently has no source of income other than dividends and other payments received from the Bank. The amount of dividends that may be paid by the Bank to the Company depends upon the Bank’s earnings and capital position and is limited by federal and state law, regulations and policies.

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

Item 6. Selected Consolidated Financial Data

	2003	2002	2001	2000	1999
	(Dollars in thousands, except per share data)
Earnings
Total interest income	$32,337	$31,370	$32,561	$29,863	$24,167
Total interest expense	9,685	11,160	15,249	14,670	10,981
Net interest income	22,652	20,210	17,312	15,193	13,186
Provision for loan losses	1,694	2,414	1,825	1,063	1,314
Noninterest income	14,522	11,587	7,970	4,232	5,168
Noninterest expense	23,564	20,278	16,795	12,455	11,246
Net income	7,933	6,010	4,561	4,002	3,970

Per Share Data
Net income - Diluted	$1.48	$1.13	$0.86	$0.76	$0.75
Book value	10.02	8.78	7.58	6.53	5.66
Weighted average common and common equivalent shares outstanding	5,359,815	5,327,286	5,275,745	5,267,718	5,265,975

Selected Average Balances
Assets	$604,585	$526,337	$449,322	$372,233	$299,543
Loans (net of unearned income)	420,023	363,624	315,003	261,869	225,244
Deposits	465,868	403,992	348,706	299,548	269,411
Stockholders’ equity	50,789	43,090	37,405	31,805	29,458

Selected Year-End Balances
Assets	$630,633	$569,832	$481,544	$405,791	$342,101
Loans (net of unearned income)	432,679	396,699	339,670	283,573	239,032
Allowance for loan losses	7,278	6,534	5,109	4,143	3,592
Deposits	483,952	439,557	369,149	310,928	283,121
Other borrowings	87,769	78,988	68,456	57,046	27,331
Stockholders’ equity	53,689	46,748	39,999	34,384	29,817

Selected Ratios
Return on average total assets	1.31%	1.14%	1.02%	1.08%	1.21%
Return on average equity	15.62%	13.95%	12.19%	12.58%	13.48%
Average earning assets to average total assets	94.57%	94.86%	93.38%	93.71%	92.27%
Average loans to average deposits	90.16%	90.01%	90.33%	87.72%	83.61%
Average equity to average total assets	8.40%	8.19%	8.32%	8.56%	9.83%
Net interest margin	3.97%	4.04%	4.13%	4.36%	4.40%
Operating efficiency	63.04%	64.02%	66.42%	63.92%	63.90%
Net charge-offs to average loans	0.23%	0.27%	0.27%	0.20%	0.19%
Allowance for loan losses to net loans (year-end)	1.68%	1.65%	1.50%	1.46%	1.50%
Risk-based capital
Tier 1 capital	10.33%	10.15%	10.05%	11.09%	11.42%
Total capital	11.58%	11.40%	11.30%	12.34%	12.69%
Tier 1 leverage ratio	8.40%	7.96%	8.02%	8.67%	8.91%

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

Overview

The Bank was organized by a group of local citizens and commenced business on August 28, 1989. It began operations with one branch. Today, the Bank operates six full service branches and one drive through branch in Richmond and Columbia counties in Augusta, Martinez, and Evans, Georgia. The Bank operates three mortgage origination offices in Augusta, Georgia, Savannah, Georgia, and Nashville, Tennessee. The Savannah, Georgia office also offers construction lending services. Bank and mortgage operations are located in Augusta, Georgia in two operations campuses located in close proximity to the main office in Augusta, Georgia. Trust and retail investment services are located in the main office. The Bank is Augusta’s largest community banking company.

Richmond and Columbia counties have a diversified economy based primarily on government, transportation, public utilities, health care, manufacturing, and wholesale and retail trade. Augusta is one of the leading medical centers in the Southeast. The 2002 population of the Augusta-Richmond County, GA-SC metropolitan area was 337,032, the second largest in Georgia.

The Bank’s services include lending, residential and commercial real estate loans, construction and development loans, and commercial and consumer loans. The Bank also offers a variety of deposit programs, including noninterest-bearing demand, interest checking, money management, savings, and time deposits. In both Richmond and Columbia counties, the Bank had 15.2% of all deposits and was the second largest depository institution at June 30, 2003, as cited from the Federal Deposit Insurance Corporation’s website. Securities sold under repurchase agreements are also offered. Additional services include trust, retail investment, and mortgage. As a matter of practice, most mortgage loans are sold in the secondary market; however, some mortgage loans are placed in the portfolio based on marketing and balance sheet considerations. The Bank continues to concentrate on increasing its market share through various new deposit and loan products and other financial services and by focusing on the customer relationship management philosophy. The Bank is committed to building life-long relationships with its customers, employees, shareholders, and the communities it serves.

The Bank’s primary source of income is from its lending activities. In 2003, the Bank’s second largest source of income was from gain on sale of loans in the secondary market. As interest rates rise, this source of income is expected to decrease, while loan income is expected to increase due to the increased loan volume. The Bank also generates income from its investment activities and service charges and fees on deposits. The Bank continues to concentrate on increasing trust service fees. Other significant contributors to income include retail investment income and increase in cash surrender value of bank-owned life insurance.

The Bank has experienced steady growth. Over the past five years, assets grew from $342.1 million at December 31, 1999 to $630.6 at December 31, 2003. From year end 1999 to year end 2003,

loans increased $193.6 million, and deposits increased $200.8 million. Also, from 1999 to 2003, return on average equity increased from 13.48% to 15.62% and return on average assets increased from 1.21% to 1.31%. Net income for the year ended 1999 was $4.0 million compared to net income of $7.9 million at year end 2003. The Company has reached a level of maturity evidenced by long-term financial performance and stability that resulted in the January 23, 2004 declaration of its first quarterly cash dividend of $0.13 per share.

The Bank meets its liquidity needs by managing cash and due from banks, federal funds purchased and sold, maturity of investment securities, paydowns from mortgage backed securities, and draws on lines of credit. Additionally, liquidity can be managed through structuring deposit and loan maturities. The Bank funds loan and investment growth with core deposits, securities sold under repurchase agreements and wholesale borrowings. During inflationary periods, interest rates generally increase. When interest rates rise, variable rate loans and investments produce higher earnings, however, deposit and other borrowings interest expense and operating expenses also rise. The Bank monitors its interest rate risk in a ramp up and down annually 200 basis points (2%) scenario and a shock up and down 200 (2%) basis points scenario. The Bank monitors operating expenses through responsibility center budgeting. See “Interest Rate Sensitivity” below.

Critical Accounting Estimates

The accounting and financial reporting policies of Georgia Bank Financial Corporation and subsidiary conform to generally accepted accounting principles and to general practices within the banking industry. Of these policies, management has identified the allowance for loan losses as a critical accounting estimate that requires subjective judgment and is important to the presentation of the financial condition and results of operations of the Company.

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

Impairment losses are included in the allowance for loan losses through a charge to the provision for losses on loans. Subsequent recoveries are added to the allowance for loan losses. Cash receipts for accruing loans are applied to principal and interest under the contractual terms of the loan agreement. Cash receipts on impaired loans for which the accrual of interest has been discontinued are applied first to principal and then to interest income. Impaired and Classified/Watch loans are aggressively monitored. The reserves for loans rated satisfactory are further subdivided into various types of loans as defined by call report codes. The qualitative factors are based upon economic, market and industry conditions that are specific to the Company’s local two county markets. These qualitative factors include, but are not limited to, national and local economic conditions, bankruptcy trends, unemployment trends, loan concentrations, dependency upon government installations and facilities, and competitive factors in the local market. These allocations for the qualitative factors are included in the various individual components of the allowance for loan losses. The qualitative factors are subjective in nature and require considerable judgment on the part of the Bank’s management. However, it is the Bank’s opinion that these factors do represent uncertainties in the Bank’s business environment that must be factored into the Bank’s analysis of the allowance for loan losses. The Bank is committed to developing more historical data in the future to reduce the dependence on these qualitative factors. The unallocated component of the allowance is established for losses that specifically exist in the remainder of the portfolio, but have yet to be identified.

Management believes that the allowance for loan losses is adequate. While the Company has 75.2% of its loan portfolio secured by real estate loans, this percentage is not significantly higher than in previous years. Commercial real estate comprises 31.8 % of the loan portfolio and is primarily owner occupied properties where the operations of the commercial entity provide the necessary cash flow to service the debt. For this portion of real estate loans, repayment is not dependent upon liquidation of the real estate. Construction and development (20.9%) has been an increasingly important portion of the real estate loan portfolio. The Company carefully monitors the loans in this category since the repayment of these loans is generally dependent upon the liquidation of the real estate and is impacted by national and local economic conditions. The residential category represents those loans that the Company chooses to maintain in its portfolio rather than selling into the secondary market for marketing and competitive reasons. The residential held for sale comprises loans that are in the process of being sold into the secondary market. The credit has been approved by the investor and the interest rate locked so the Company takes no credit or interest rate risk with respect to these loans. The Company has no large loan concentrations to individual borrowers or industries. Only 11.7% of the Company’s portfolio consists of consumer loans. Unsecured loans at December 31, 2003 were $8.9 million. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Please see “Provision for Loan Losses, Net Charge-offs, Non-Performing Assets and Allowance for Loan Losses” for a further discussion of the Company’s loans, loss experience, and methodology in determining the allowance.

Results of Operations

The Company achieved record income of $7.9 million in 2003. This was a $1.9 million, or 32.0%, increase over 2002. Gain on sale of mortgage loans in the secondary market was the principal contributor, representing an increase of $3.0 million over 2002, to this increase. The Company anticipates a decrease in the gain on sale of mortgage loans as interest rates rise. Additionally, the Company experienced loan growth of $36.0 million in 2003, which despite the lower rates, resulted in an increase in loan interest income of $973,000 over 2002. Loan fees increased $328,000 over 2002. There was a $16.7 million increase in investments in 2003. However, investment interest income decreased $285,000 due to the lower interest rates. Additionally, securities at low interest rates were sold at a loss to increase future income by purchasing higher rate investments. This loss on sale of investments coupled with calls on high interest rate investments resulted in net investment losses of $203,000.

The Company had deposit growth of $44.4 million, or 10.7% in 2003. Despite the higher deposit volume, deposit expense decreased $1.4 million, due to a lower interest rate environment in 2003. The Company was in a $10.4 federal funds purchased position at 2003 year end, as compared to a $3.7 million federal funds sold position at 2002 year end. The Company has used federal funds purchased as a low interest rate funding source during 2003. The Company has also continued to utilize wholesale borrowings, including Federal Home Loan Bank borrowings, SunTrust Robinson Humphrey repurchase agreements, and brokered CDs, which totaled $76.0 million at year end. The $2.7 million increase in salaries and employee benefits was primarily the result of additional commissions and bonuses related to the gain on sale of mortgage loans in the secondary market. However, new employees to accommodate growth and additional salary continuation expense also contributed to the increase over the prior year. Other operating expenses increased $462,000 over 2002, primarily due to additional marketing, processing and loan costs. The Company continues to monitor operating expenses and uses responsibility center budgeting to assist in this endeavor. The operating efficiency ratio of 63.04% in 2003 is a decrease of .98% from 2002. In addition, trust services continue to grow and trust fees increased $126,000 over 2002. Total assets increased $60.8 million, or 10.7%, in 2003 compared to 2002, primarily due to loan and investment growth.

The earnings performance of the Company is reflected in its return on average assets and average equity of 1.31% and 15.62%, respectively, during 2003 compared to 1.14% and 13.95%, respectively, during 2002. The return on average assets and average equity was 1.02% and 12.19%, respectively, in 2001. Basic net income per share on weighted average common shares outstanding improved to $1.51 in 2003 compared to $1.15 in 2002 and $0.87 in 2001. Diluted net income per share on weighted average common and common equivalent shares outstanding improved to $1.48 in 2003 compared to $1.13 in 2002 and $0.87 in 2001. A 10% stock dividend was paid on August 29, 2003 and a 2:1 stock split was paid November 21, 2003. A 15% stock dividend was paid by the Company on August 31, 2001.

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

Average Balances, Income and Expenses, Yields and Rates

	Year Ended December 31, 2003			Year Ended December 31, 2002
	Average Amount	Average Yield or Rate	Amount Paid or Earned	Average Amount	Average Yield or Rate	Amount Paid or Earned
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans	$420,023	6.15%	$25,840	$363,624	6.75%	$24,539
Investments
Taxable	131,532	4.50%	5,914	118,340	5.32%	6,291
Tax-exempt	11,810	4.16%	491	9,035	4.41%	398
Federal funds sold	8,088	1.09%	88	7,761	1.61%	125
Interest-bearing deposits in other banks	305	1.31%	4	517	3.29%	17

Total interest-earning assets	571,758	5.66%	$32,337	499,277	6.28%	$31,370

Cash and due from banks	13,230			12,063
Premises and equipment	13,899			12,694
Other	12,706			8,083
Allowance for loan losses	(7,008)			(5,780)

Total assets	$604,585			$526,337

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW accounts	$64,006	0.55%	$353	$56,911	0.94%	$535
Savings and money management accounts	206,295	1.68%	3,461	167,556	2.26%	3,780
Time deposits	125,809	2.73%	3,437	119,017	3.61%	4,295
Federal funds purchased/securities sold under repurchase agreements	47,204	1.37%	646	40,048	1.60%	640
Other borrowings	35,678	5.01%	1,788	34,648	5.51%	1,910

Total interest-bearing liabilities	478,992	2.02%	9,685	418,180	2.67%	11,160

Noninterest-bearing demand deposits	69,758			60,508
Other liabilities	5,049			4,559
Stockholders’ equity	50,786			43,090

Total liabilities and stockholders’ equity	$604,585			$526,337

Net interest spread		3.63%			3.61%
Benefit of noninterest sources		0.34%			0.43%
Net interest margin/income		3.97%	$22,652		4.04%	$20,210

The increase in average loans of $56.4 million and the increase in average investments of $16.1 million were funded by increases in average deposits of $61.9 million, federal funds purchased and securities sold under repurchase agreements of $7.2 million, and Federal Home Loan Bank borrowings of $1.3 million. For 2002, average total assets were $526.3 million, a 17.1% increase over 2001. Average interest earning assets for 2002 were $499.3 million, or 94.9% of average total assets.

Interest income is the largest contributor to income. Interest income on loans, including loan fees, increased $1.3 million from 2002 to $25.8 million. The increase in loan interest income resulted from the increased loan volume, despite the lower interest rates. This increase in loan interest income was somewhat offset by a decrease in investment income due to the lower investment yields in 2003, despite the increase in investment volume. Interest expense decreased $1.5 million from 2002 to $9.7 million in 2003. Despite higher volumes of interest-bearing liabilities, interest expense decreased due to lower interest rates. The result was an increase in net interest income of $2.4 million or 12.1% in 2003 from 2002. Average yields on interest-earning assets decreased to 5.66% in 2003, compared to 6.28% in 2002.

Net interest income increased $2.9 million in 2002 compared to 2001 as a result of the growth in the volume of average earning assets somewhat offset by a decrease in interest rates. Interest earning assets averaged $499.3 million in 2002, an increase of 34.1%, from the $372.2 million averaged in 2001. Average yields on earning assets decreased to 6.28% in 2002, compared to 7.76% in 2001.

A key performance measure for net interest income is the “net interest margin”, or net interest income divided by average interest-earning assets. Unlike the “net interest spread”, the net interest margin is affected by the level of non-interest sources of funding used to support interest-earning assets. The Company’s net interest margin decreased to 3.97% in 2003 from 4.04% in 2002. In 2001, the net interest margin was 4.13%. The net interest margin deteriorated in 2003 and 2002, as the average rate earned on interest earning assets decreased quicker than the average rate on interest-bearing deposits. The high level of competition in the local market for both loans and deposits continues to influence the net interest margin. The net interest margin continues to be supported by an increasing amount of demand deposits which provide a noninterest-bearing source of funds and helps prevent further deterioration in the net interest margin. The net interest spread measures the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing sources of funds. The net interest spread eliminates the impact of noninterest-bearing funds and gives a direct perspective on the effect of market interest rate movements. As a result of changes in interest rates in 2003, the net interest spread increased 2 basis points to 3.63% in 2003. The 2002 net interest spread of 3.61% represented an increase from 2001’s 3.47%.

Changes in the net interest income from period to period result from increases or decreases in the volume of interest-earning assets and interest-bearing liabilities, increases in the average rates earned and paid on such assets and liabilities, the ability to manage the earning asset portfolio, and the availability of particular sources of funds, such as noninterest-bearing deposits. The following table: “Analysis of Changes in Net Interest Income” indicates the changes in the Company’s net interest income as a result of changes in volume and rate from 2003 to 2002, and 2002 to 2001. The analysis of changes in net interest income included in the following table indicates that on an overall basis in 2003 and 2002, the increase in the balances or volumes of interest-earning assets created a positive impact in net income while the decreases in interest rates of interest-earning assets created a negative impact on net interest income. The decreases in the interest rates of interest-bearing liabilities more than offset the increase in the balances or volume of interest-bearing liabilities. In 2001, the volume of interest-earning assets had a positive impact on the net interest income while decreases in interest rates had a negative impact on interest income.

Analysis of Changes in Net Interest Income

	2003 vs. 2002 Increase (Decrease)				2002 vs. 2001 Increase (Decrease)
	Average Volume	Rate	Combined	Total	Average Volume	Rate	Combined	Total
	(Dollars in thousands)
Interest income from interest-earning assets:

Loans	$3,807	$(2,182)	$(371)	$1,254	$4,053	$(5,072)	$(783)	$(1,802)
Investments, taxable	702	(970)	(110)	(378)	2,221	(885)	(370)	966
Investments, tax-exempt	122	(23)	(6)	93	(14)	(3)	0	(17)
Federal funds sold	5	(40)	(1)	(36)	(141)	(273)	85	(329)
Interest-bearing deposits in other banks	(7)	(10)	3	(14)	0	(9)	0	(9)

Total	$4,629	$(3,225)	$(485)	$919	$6,119	$(6,242)	$(1,068)	$(1,191)

Interest expense on interest-bearing liabilities:

NOW accounts	$67	$(222)	$(27)	$(182)	$167	$(187)	$(52)	$(72)
Savings and money management accounts	876	(972)	(223)	(319)	1,359	(2,074)	(557)	(1,272)
Time deposits	245	(1,047)	(56)	(858)	(81)	(2,732)	30	(2,783)
Federal funds purchased/ securities sold under repurchase aggreements	114	(92)	(16)	6	354	(296)	(144)	(86)
Other borrowings	57	(173)	(6)	(122)	165	(38)	(3)	124

Total	$1,359	$(2,506)	$(328)	$(1,475)	$1,964	$(5,327)	$(726)	$(4,089)

Change in net interest income								$2,898

The variances for each major category of interest-earning assets and interest-bearing liabilities are attributable to (a) changes in volume (changes in volume times prior year rate), (b) changes in rate (changes in rate times prior year volume) and (c) combined (changes in rate times the change in volume).

NonInterest Income

Noninterest income consists of revenues generated from a broad range of financial services and activities, including gains on sales of loans, service charges on deposit accounts, fee-based services, and products where commissions are earned through sales of products such as real estate mortgages, retail investment services, trust services, and other activities. In addition, gains or losses realized from the sale of investment securities are included in noninterest income.

Noninterest income for 2003 was $23.6 million, an increase of $2.9 million or 25.3% from 2002. The increase is primarily attributable to a $3.0 million increase in the gain on sale of loans in the secondary mortgage market. This $3.0 million increase is a product of the lower interest rates in 2003 increasing both home purchases and mortgage refinancings. Service charges and fees on deposits were $4.5 million for the year ended 2003 and constitute the second largest contributor to noninterest income. Trust services continued to grow and accounted for $353,000 of the year end 2003 balance while retail investment income accounted for $280,000.

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

The following table presents the principal components of noninterest income for the last three years:

Noninterest Income

	Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Service charges on deposit accounts	$4,514	$4,432	$2,989
Gain on sale of loans	8,875	5,916	3,949
Retail investment income	280	252	206
Trust income	353	227	133
Investment securities (losses) gains	(203)	207	69
Increase in cash surrender value of life insurance	325	152	141
Other	378	402	483

Total noninterest income	$14,522	$11,588	$7,970

Noninterest income as a percentage of total average assets	2.40%	2.20%	1.77%

Noninterest income as a percentage of total income	30.99%	26.98%	19.66%

Noninterest Expense

Noninterest expense totaled $23.6 million in 2003, an increase of 16.2% from 2002 noninterest expense of $20.3 million. Salaries and employee benefits account for $2.7 million of this increase. The increase in salaries and employee benefits was the result of increases in mortgage commissions and salaries, additional employees in 2003 due to the Company’s continued growth and expansion, and increases in salary continuation expense and medical and dental insurance. Other operating expenses increased $462,000, an increase of 8.5% from 2002 primarily due to increases in marketing, processing and mortgage loan costs. While the increase in marketing is due to the Company’s decision to increase marketing expenditures, processing expense increased primarily to ATM processing expenses and retail checking expenses related to new product development. Loan costs increased primarily due to the increase in the volume of mortgage loans sold in the secondary market.

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

The Company has improved its ability to monitor expenditures in all organizational units by implementing more specific cost accounting and reporting. In 2002, the Company implemented a departmental budgeting system. In 2004, the Company will implement Customer, Product and Organization profitability systems. The implementation of these systems emphasizes that management is committed to a continuing emphasis on expense control. The following table presents the principal components of noninterest expense for the years ended December 31, 2003, 2002 and 2001.

Noninterest Expense

	Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Salaries and employee benefits	$15,282	$12,598	$10,406
Occupancy expense	2,395	2,255	2,083
Marketing & business development expense	1,034	728	684
Processing expense	1,063	946	810
Legal and professional fees	588	579	331
Supplies expense	446	410	408
Other	2,756	2,762	2,073

Total noninterest expense	$23,564	$20,278	$16,795

Noninterest expense as a percentage of total average assets	3.90%	3.85%	3.74%

Operating efficiency ratio	63.04%	64.02%	66.61%

The Company’s efficiency ratio (noninterest expense as a percentage of net interest income and noninterest income, excluding gains and losses on the sale of investments) decreased to 63.04% in 2003 compared to 64.02% in 2002. In 2001, the efficiency ratio was 66.42%. The improvement in the efficiency ratio in 2003 and 2002 is due to the established mortgage, trust, and Fury’s Ferry branch operations, as well as additional monitoring of expenses. The additional income due to mortgage operations during 2002 and 2003, allowed the Company to undertake new initiatives, such as marketing and consulting expenses, which resulted in incremental expenses.

Income Taxes

Income tax expense increased $887,000 or 28.7% in 2003 from 2002, and increased $994,000 or 47.3% in 2002 from 2001. The effective tax rate as a percentage of pre-tax income was 33.4% in 2003, 34.0% in 2002, and 31.5% in 2001. In 2003, the effective rate decreased, despite the increase in the federal income tax rate from 34% in 2002 to 35%, as 2003 income placed the Company in a higher income tax bracket. The decrease in the effective tax rate for 2003 as compared to 2002 is due to the increase in tax-exempt interest income from increase in cash surrender value of bank-owned life insurance.

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

The Company’s provision for loan losses in 2003 was $1,694,000, a decrease of $720,000 (29.8%) over the 2002 provision of $2,414,000. This decrease is the result of the loan loss method, discussed under “Critical Accounting Estimates,” consistently applied to loans in 2003 and 2002. The provision for loan losses charged to earnings in 2001 was $1,825,000. In 2002 and 2001, the Company made the decision to increase the provision for loan losses to provide a higher level of allowance for loan losses commensurate with the increasing risk in the Company’s loan portfolio. This higher level reflected management’s overall evaluation of the loan portfolio and the significant growth of the loan portfolio.

Allocation of the Allowance for Loan Losses

	December 31,
	2003		2002		2001		2000		1999
	Amount	Percent(1)	Amount	Percent(1)	Amount	Percent(1)	Amount	Percent(1)	Amount	Percent(1)
	(Dollars in thousands)
Balance at End of Year
Applicable to:
Commercial, financial, agricultural	$1,722	13.47%	$1,286	14.04%	$916	14.53%	$779	17.39%	$766	18.39%
Real estate-construction	1,249	20.87%	1,187	20.04%	646	19.87%	339	13.80%	278	11.85%
Real estate-mortgage	3,122	53.97%	2,950	53.31%	2,036	52.00%	1,704	47.54%	1,202	46.74%
Consumer loans to individuals	1,166	11.69%	1,062	12.58%	814	13.54%	692	21.13%	688	22.71%
Lease financing	—	0.00%	1	0.03%	1	0.06%	5	0.14%	10	0.31%
Unallocated	19	0.00%	48	0.00%	696	0.00%	624	0.00%	648	0.00%

Balance at end of year	$7,278	100.00%	$6,534	100.00%	$5,109	100.00%	$4,143	100.00%	$3,592	100.00%

(1)	Percent of loans in each category to total loans

Additions to the allowance for loan losses, which are expensed on the Company’s income statement as the “provision for loan losses”, are made periodically to maintain the allowance for loan losses at an appropriate level based upon management’s evaluation of the potential risk in the loan portfolio.

The allocation of $3.1 million of the allowance for loan losses to real estate-mortgage reflects the credit ratings associated with these loans and the resulting higher reserve factor. The unallocated component of the allowance for loan losses is due to allocations made to the loan components of the allowance based on qualitative factors. These qualitative factors include, but are not limited to, national and local economic conditions, bankruptcy trends, unemployment trends, loan concentrations, dependency upon government installations and facilities, and competitive factors in the local market.

The following table provides details regarding charge-offs and recoveries by loan category during the most recent five year period, as well as supplemental information relating to both net loan losses, the provision and the allowance for loan losses during each of the past five years. As the table indicates, net charge-offs for 2003 represented 0.21% of average loans outstanding, compared to 0.27% for 2002 and 0.27% for 2001. The Company’s charge-off ratios continue to be below the average for the industry.

Allowances for Loan Losses

	At December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Total loans outstanding at end of period, net of unearned income	$432,679	$396,699	$339,670	$283,573	$239,032

Average loans outstanding, net of unearned income	$420,023	$363,624	$315,003	$261,869	$225,244

Balance of allowance for loan losses at beginning of year	$6,534	$5,109	$4,143	$3,592	$2,715

Charge-offs:
Commercial, financial and agricultural.	439	582	283	73	112
Real estate – construction	25	36	—	—	—
Real estate – mortgage	—	—	6	64	41
Consumer	1,102	1,009	781	485	396

Total charge-offs	1,566	1,627	1,070	622	549

Recoveries of previous loan losses:
Commercial, financial and agricultural.	190	169	1	9	23
Real estate – construction	—	—	1	—	—
Real estate – mortgage	3	7	—	2	2
Consumer	478	462	209	99	87

Total recoveries	671	638	211	110	112

Net loan losses	895	989	859	512	437

Provision for loan losses	1,694	2,414	1,825	1,063	1,314
Balance of allowance for loan losses at end of period	7,333	6,534	5,109	4,143	3,592

Allowance for loan losses to period end loans	1.69%	1.65%	1.50%	1.46%	1.50%
Net charge-offs to average loans	0.21%	0.27%	0.27%	0.20%	0.19%

At December 31, 2003, the allowance for loan losses was 1.69% of outstanding loans, up slightly from the 1.65% level at December 31, 2002 and the 1.50% level at December 31, 2001. Net charge-offs decreased $94,000 in 2003. In 2002, the economic environment resulted in significantly higher levels of personal bankruptcy filings which translated into higher levels of consumer loan losses than the bank had previously experienced. Management considers the allowance appropriate based upon its analysis of the potential risk in the portfolio using the methods previously discussed. Management’s judgment is based upon a number of assumptions about future events which are believed to be reasonable, but which may or may not prove correct. While it is the Company’s policy to charge off in the current period the loans in which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to a particular loan or class of loans. Because these risks include present and forecasted economic conditions, management’s judgment as to the adequacy of the allowance is necessarily approximate and imprecise. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance will not be required. See “Critical Accounting Estimates.”

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

Loans outstanding averaged $420.0 million in 2003 compared to $363.6 million in 2002 and $315.0 million in 2001. At December 31, 2003, loans totaled $432.7 million compared to $396.7 million in 2002, an increase of $36.0 million (9.07%). This compares to growth in 2002 of $57.0 million (16.8%), compared to $339.7 million at December 31, 2001.

The Company continues to experience significant increases in loan volumes and balances. The increases are attributable to a stable local economy, the Company’s relatively small market share and the desire of a segment of the community to do business with a locally-owned and operated financial institution. Commercial real estate loans increased $25.5 million in 2003. Residential real estate held for sale decreased $10.3 million from 2002 as mortgage production has slowed down. Average loans as a percentage of average interest-earning assets and average total assets was 73.5% and 69.5%, respectively, in 2003. This compares to average loans as a percentage of average interest-earning assets and average total assets of 72.8% and 69.1%, respectively, in 2002.

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

Loan Portfolio Composition

At December 31,

	2003		2002		2001		2000		1999
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Commercial, financial and agricultural	$56,548	13.07%	$55,702	14.04%	$49,345	14.53%	$49,303	17.39%	$43,959	18.39%

Real Estate
Commercial	$137,516	31.78%	$111,981	28.23%	$103,516	30.48%	$84,561	29.82%	$73,420	30.72%
Residential	83,681	19.34%	75,224	18.96%	63,914	18.82%	62,431	22.02%	49,755	20.82%
Residential held for sale	14,047	3.25%	24,297	6.12%	9,185	2.70%	1,961	0.69%	668	0.28%
Construction and development	90,303	20.87%	79,483	20.04%	67,497	19.87%	39,136	13.80%	28,324	11.85%

Total real estate	325,547	75.24%	290,985	73.35%	244,112	71.87%	188,089	66.33%	152,167	63.66%

Lease financing	23	0.01%	106	0.03%	204	0.06%	398	0.14%	735	0.31%
Consumer
Direct	25,967	6.00%	24,542	6.19%	21,514	6.33%	18,144	6.40%	16,714	6.99%
Indirect	23,964	5.54%	24,709	6.23%	23,961	7.05%	27,054	9.54%	24,976	10.45%
Revolving	631	0.15%	655	0.17%	534	0.16%	585	0.21%	481	0.20%

Total consumer	50,562	11.69%	49,906	12.58%	46,009	13.55%	45,783	16.15%	42,171	17.64%

Total	$432,680	100.00%	$396,699	100.00%	$339,670	100.00%	$283,573	100.00%	$239,032	100.00%

Loans may be periodically renewed with principal reductions and appropriate interest rate adjustments. Loan maturities as of December 31, 2003 are set forth in the following table based upon contractual terms. Actual cash flows may differ as borrowers have the right to prepay without prepayment penalties.

Loan Maturity Schedule

At December 31, 2003

($ in thousands)	Within One Year	One to Five Years	After Five Years	Total
Commercial, financial, agricultural and leases	$32,062	$16,675	$7,835	$56,572
Real Estate
Construction and development	76,538	13,092	673	90,303
Mortgage	93,118	83,836	58,290	235,244
Consumer	19,345	29,979	1,237	50,561

Total loans	$221,063	$143,582	$68,035	$432,680

The following table presents an interest rate sensitivity analysis of the Company’s loan portfolio at December 31, 2003. The loans outstanding are shown in the time period where they are first subject to repricing.

Sensitivity of Loans to Changes in Interest Rates

At December 31, 2003

($ in thousands)	Within One year	One to Five Years	After Five Years	Total
Loans maturing or repricing with:
Predetermined interest rates	$53,864	$60,090	$23,704	$137,658
Floating or adjustable interest rates	277,620	15,284	2,118	295,022

Total loans	$331,484	$75,374	$25,822	$432,680

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

If nonaccruing loans had been accruing interest under their original terms, approximately $107,000 in 2003, $60,000 in 2002 and $101,000 in 2001 would have been recognized as earnings.

The Company accounts for impaired loans under the provisions of Statement of Financial Accounting Standards (SFAS) No. 114 “Accounting by Creditors for Impairment of a Loan” as amended by SFAS No. 118 “Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures”, which requires that the Company evaluate the collectibility of both contractual interest and principal of loans when assessing the need for a loss allowance. The provisions of SFAS No. 114 do not apply to large pools of smaller balance homogeneous loans which are collectively evaluated for impairment. A loan is considered impaired, when based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note agreement. All loans determined to be impaired are placed on nonaccrual. The amount of the impairment is measured based on the present value of future cash flows discounted at the loan’s effective interest rate or the fair value of collateral, less estimated selling expenses, if the loan is collateral dependent or foreclosure is probable.

Non-performing loans are defined as nonaccrual and renegotiated loans. When other real estate owned is included with non-performing loans, the result is non-performing assets. The following table, “Non-Performing Assets”, presents information on these assets and loans past due 90 days or more and still accruing interest as of December 31, for the past five years. Non-performing assets were $3.0 million at December 31, 2003 or 0.70% of total loans and other real estate owned. This compares to $1.9 million or 0.48% of total loans and other real estate owned at December 31, 2002.

The level of nonaccrual loans is due to an increase in consumer nonaccrual loans. This increase is the result of increased bankruptcies and the adoption of stricter internal monitoring and reporting requirements.

At December 31, 2003 and 2001, there were no loans past due 90 days or more and still accruing. At December 31, 2002 there were $30,000 of loans past due 90 days or more and still accruing. All loans past due 90 days or more are now classified as nonaccrual loans. Management believes the Company will receive full payment of principal and accrued interest on the nonaccrual loans because of the Company’s collateral position and other factors, despite their past due status.

	Non-Performing Assets Year Ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Nonaccrual loans	$3,045	$1,897	$1,953	$1,950	$1,190
Other real estate owned	—	—	—	80	17

Total nonperforming assets	$3,045	$1,897	$1,953	$2,030	$1,207

Loans past due 90 days or more and still accruing interest	$—	$30	$—	$—	$27

Allowance for loan losses to period end total loans	1.69%	1.65%	1.50%	1.46%	1.50%
Allowance for loan losses to period end nonperforming loans	240.82%	344.44%	261.33%	212.46%	297.60%
Net charge-offs to average loans	0.21%	0.27%	0.27%	0.20%	0.19%
Nonperforming assets to period end loans	0.70%	0.48%	0.58%	0.69%	0.50%
Nonperforming assets to period end loans and other real estate owned	0.70%	0.48%	0.58%	0.69%	0.50%

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

Off-Balance Sheet Arrangements, Commitments and Contractual Obligations

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

Unfunded commitments to extend credit where contractual amounts represent potential credit risk totaled $106,862,000 and $68,054,000 at December 31, 2003 and 2002, respectively. These commitments are primarily at variable interest rates.

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

Commitments and Contractual Obligations ($ in thousands)	2004	2005	2006	2007	2008
Lines of credit	$106,862	—	—	—	—
Mortgage loan commitments	72,027	—	—	—	—
Lease agreements	134	64	38	31	—
Deposits	215,877	90,653	70,113	31,570	28,694
Federal funds purchased / Securities sold under repurchase agreements	56,969	—	—	—	—
Other borrowings	800	—	—	—	—

Total commitments and contractual obligations	$452,669	$90,717	$70,151	$31,601	$28,694

Although management regularly monitors the balance of outstanding commitments to fund loans to ensure funding availability should the need arise, management believes that the risk of all customers fully drawing on all these lines of credit at the same time is remote.

Investment Securities

The Company’s investment securities portfolio increased 11.9% or $16.7 million to $156.8 million at year-end 2003 from 2002. The Company maintains an investment strategy of seeking portfolio yields within acceptable risk levels, as well as providing liquidity. The Company maintains two classifications of investments: “Held to Maturity” and “Available for Sale.” “Available for Sale” securities are carried at fair market value with related unrealized gains or losses included in stockholders’ equity as accumulated other comprehensive income, whereas the “Held to Maturity” securities are carried at amortized cost. As a consequence, with a higher percentage of securities being placed in the “Available for Sale” category, the Company’s stockholders’ equity is more volatile than it would be if a larger percentage of investment securities were placed in the “Held to Maturity” category. Although equity is more volatile, management has discretion, with respect to the “Available for Sale” securities, to proactively adjust to favorable market conditions in order to provide liquidity and realize gains on the sales of securities. The changes in values in the investment securities portfolio are not taken into account in determining regulatory capital requirements. As of December 31, 2003, except for the U.S. Government agencies, there was no issuer who represented 10% or more of stockholders’ equity within the investment portfolio. As of December 31, 2003 and 2002, the estimated fair value of investment securities as a percentage of their amortized cost was 101.0% and 102.4%, respectively. At December 31, 2003, the investment securities portfolio had gross unrealized gains of $2,565,000 and gross unrealized losses of $732,000, for a net unrealized gain of $1,833,000. As of December 31, 2002 and 2001, the investment securities portfolio had net unrealized gains of $3,254,000 and $1,975,000, respectively. The following table presents the amortized cost of investment securities held by the Company at December 31, 2003, 2002, and 2001.

Investment Securities

	December 31,
(Dollars in thousands)	2003	2002	2001
Available for sale:
U.S. Government Agencies	$51,578	$49,036	$37,651
Obligations of states and political subdivisions	8,490	5,783	3,176
Mortgage-backed securities	62,940	55,292	40,639
Corporate Bonds	17,638	15,868	16,290
Trust Preferred	6,493	2,250	1,250
Equity securities	2,735	2,735	2,735

Total	$149,874	$130,964	$101,741

	December 31,
	2003	2002	2001
Held to maturity:
Obligations of states and political subdivisions	$5,438	$6,139	$7,453

Total	$5,438	$6,139	$7,453

The following table represents maturities and weighted average yields of debt securities at December 31, 2003. Yields are based on the amortized cost of securities. Maturities are based on the contractual maturities. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Maturity Distribution and Yields of

Investment Securities

(Dollars in thousands)

	December 31, 2003
	Amortized Cost	Yield
Available for Sale
U.S. Government Agencies
One year or less	$2,999	6.20%
Over one through five years	7,096	3.85%
Over five through ten years	34,509	4.95%
Over ten years	6,972	5.13%

Total U. S. Government Agencies	$51,576	4.90%

Municipal Securities(1)
One year or less	$451	4.65%
Over one through five years	2,796	5.63%
Over five through ten years	1,148	2.80%
Over ten years	4,095	5.76%

Total Municipal Securities	$8,490	4.33%

Corporate Bonds
One year or less	$2,075	6.39%
Over one through five years	14,004	4.92%
Over five through ten years	1,559	7.11%

Total Corporate Bonds	$17,638	5.29%

Trust Preferred
Over five through ten years	$500	6.75%
Over ten years	5,993	4.93%

Total Trust Preferred Securities	$6,493	5.07%

Mortgage Backed Securities
Over one through five years	$2,145	5.66%
Over five through ten years	19,737	4.66%
Over ten years	41,059	4.11%

Total Mortgage Backed Securities	$62,941	4.34%

Total Available for Sale	$147,138	4.61%

Held to Maturity
Municipal Securities(1)
One year or less	$865	7.01%
Over one through five years	1,105	6.07%
Over five through ten years	1,970	7.54%
Over ten years	1,498	7.83%

Total Municipal Securities	$5,438	7.24%

Total Held to Maturity	$5,438	7.24%

Total Investment Securities	$152,576	4.70%

(1)	Tax-equivalent yield

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

The Company manages its sensitivity to interest rate movements by adjusting the maturity of, and establishing rates on, the interest-earning asset portfolio and interest-bearing liabilities in line with management’s expectations relative to market interest rates. The Company would generally benefit from increasing market interest rates when the balance sheet is asset sensitive and would benefit from decreasing market rates when it is liability sensitive. At December 31, 2003, the Company’s interest rate sensitivity position was liability sensitive within the one-year horizon.

The following table “Interest Sensitivity Analysis” details the interest rate sensitivity of the Company at December 31, 2003. The principal balances of the various interest-earning and interest-bearing balance sheet instruments are shown in the time period where they are first subject to repricing, whether as a result of floating or adjustable rate contracts. Time deposits do not reprice and are presented according to their contractual maturity. Prime savings accounts reprice at management’s discretion when prime is below 5% and offer a tiered structuring based on the prime rate when prime is greater than 5%. In the table presented below, prime savings reprices in the after six through twelve months time frame. Regular savings, money management and NOW accounts do not have a contractual maturity date, therefore, cash flows are based on management’s judgement regarding their decay rates. All other borrowings are shown in the first period in which they could reprice. In the one-year time period, the pricing mismatch on a cumulative basis was liability sensitive $35,000 or 9.78% of total interest-earning assets. Management has procedures in place to carefully monitor the Company’s interest rate sensitivity as the rate environment changes. It should also be noted that all interest rates do not adjust at the same velocity. As an example, the majority of the savings category listed below is priced on an adjustable basis, when prime is greater than 5%, is fifty to sixty percent of tiered Prime Rate. Therefore, as the Prime Rate adjusts 100 basis points, the rate on this liability only adjusts 50—60 basis points. Moreover, varying interest rate environments can create unexpected changes in prepayment levels of assets and liabilities. Investments prepayments are reflected at their current prepayment speeds in the interest sensitivity analysis report. No other prepayments are reflected in the following interest sensitivity analysis report. Prepayments may have significant effects on the Company’s net interest margin. Hence, gap is only a general indicator of interest rate sensitivity and cannot be interpreted as an absolute measurement of the Company’s interest rate risk.

Interest Sensitivity Analysis

At December 31, 2003

	Within Three Months	After Three Through Six Months	After Six Through Twelve Months	Within One Year	One Year Through Five Years	Over Five Years	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$294,097	$14,099	$23,288	$331,484	$75,374	$25,822	$432,680
Investment securities	9,417	5,386	13,381	28,184	52,538	75,610	156,332
Federal Funds sold	—	—	—	—	—	—	—
Interest-bearing deposits in other banks	—	—	—	—	—	—	—

Total interest-earning assets	$303,514	$19,485	$36,669	$359,668	$127,912	$101,432	$589,012

Interest-bearing liabilities:
Money management accounts	$3,431	2,900	4,520	10,851	10,522	$764	$22,137
Savings accounts	663	595	188,603	189,861	3,556	949	194,366
NOW accounts	9,076	7,934	13,015	30,025	37,395	4,966	72,386
Time deposits	45,465	14,704	26,552	86,721	39,862	446	127,029
Federal funds purchased/securities sold under repurchase ageements	56,969	—	—	56,969	—	—	56,969
Federal Home Loan Bank advances	30,000	—	—	30,000	—	—	30,000
Notes and bonds payable	800	—	—	800	—	—	800

Total interest-bearing liabilities	$146,404	$26,133	$232,690	$405,227	$86,335	$7,125	$498,687

Period gap	$167,520	$(6,648)	$(196,021)	$(35,149)	$41,577	$94,307
Cumulative gap	$167,520	$160,872	$(35,149)	$(35,149)	$6,428	100,735
Ratio of cumulative gap to total interest-earning assets	28.44%	27.31%	-5.97%	-9.77%	1.09%	1.21%

Liquidity.

Management of the Company’s liquidity position is closely related to the process of asset/liability management. Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to provide sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. The Company intends to meet its liquidity needs by managing cash and due from banks, federal funds sold and purchased, maturity of investment securities, paydowns received from mortgage-backed securities and lines of credit as necessary. The Company maintains a line of credit with the Federal Home Loan Bank at 10% of the Bank’s total assets. Federal Home Loan Bank advances are collateralized by 75% of eligible first mortgages, specific commercial loans and investment securities. The Company also uses securities sold under repurchase agreements to fund loan growth. The Company had a federal funds purchased accommodation with The Bankers Bank, Atlanta, Georgia, for advances up to $16,300,000 and with SunTrust Bank, Atlanta, Georgia, for advances up to $10,000,000. The Company maintains repurchase lines of credit with SunTrust Robinson Humphrey, Atlanta, Georgia, for advances up to $20,000,000 and with The Bankers Bank, Atlanta, Georgia, for advances up to $10,000,000. At December 31, 2003, securities sold under repurchase agreements included $11,000,000 in reverse repurchase agreements with SunTrust Robinson Humphrey, Atlanta, Georgia. Additionally, liquidity needs can be satisfied by the structuring of the maturities of investment securities and the pricing and maturities on loans and deposits offered to customers.

Deposits

The Company’s average deposits and other borrowings increased $69.9 million or 14.6% from 2002 to 2003. Average interest-bearing liabilities increased $60.1 million or 14.5% while average noninterest-bearing deposits increased $9.3 million or 15.3% from 2002 to 2003. Average deposits and borrowings increased $71.3 million or 17.5% from 2001 to 2002. Average interest-bearing liabilities increased $66.6 million or 23.0% from 2001 to 2002, while average noninterest bearing deposits increased $62.5 million or 17.6% during the same period. The majority of the growth in deposits since 1997 reflects the Company’s strategy of consistently emphasizing deposit growth, as deposits are the primary source of funding for balance sheet growth. Borrowed funds consist of short-term borrowings, securities sold under agreements to repurchase with the Bank’s commercial customers and reverse repurchase agreements with SunTrust Robinson Humphrey, federal funds purchased, and borrowings from the Federal Home Loan Bank. Brokered certificates of deposit included in Time Deposits over $100,000 at December 31, 2003 and 2002 were $35.0 million and $15.0 million, respectively.

The following table presents the average amount outstanding and the average rate paid on deposits and borrowings by the Company for the years 2003, 2002 and 2001:

Average Deposit and Borrowing Balances and Rates

	Year ended December 31,
	2003		2002		2001
	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate
	(Dollars in thousands)
Noninterest-bearing demand deposits	$69,758	0.00%	$60,508	0.00%	$51,728	0.00%
Interest-bearing liabilities:
NOW accounts	64,006	0.55%	56,911	0.94%	44,548	1.36%
Savings, money management accounts	206,295	1.68%	167,556	2.26%	132,073	3.83%
Time deposits	125,809	2.73%	119,017	3.61%	120,357	5.88%
Federal funds purchased/ securities sold under repurchase agreements	47,204	1.37%	40,048	1.60%	26,916	2.70%
Other borrowings	35,678	5.01%	34,648	5.51%	31,747	5.63%

Total interest-bearing liabilities	$478,992	2.02%	$418,180	2.67%	$355,641	4.29%

Total noninterest & interest-bearing liabilites	$548,750		$478,688		$407,369

The following table presents the maturities of the Company’s time deposits over $100,000 and other time deposits at December 31, 2003:

Maturities of Time Deposits

(Dollars in Thousands)

	Time Deposits over $100,000	Other Time Deposits	Total
Months to Maturity
Within 3 months	$39,597	$5,868	$45,465
After 3 through 6 months	8,720	5,984	14,704
After 6 through 12 months	18,581	7,970	26,551

Within one year	66,898	19,822	86,720
After 12 months	30,734	9,575	40,309

Total	$97,632	$29,397	$127,029

This table indicates that the majority of time deposits, regardless of size, have a maturity of less than twelve months. This is reflective of both the Company’s market and recent interest rate environments. Large time deposit customers tend to be extremely rate sensitive, making these deposits a volatile source of funding for liquidity planning purposes. However, dependent upon pricing, these deposits are virtually always available in the Company’s market. At December 31, 2003, the Bank had $25.0 million of brokered certificates of deposit that mature after 12 months.

Capital

Total stockholders’ equity was $53.7 million at December 31, 2003, increasing $6.9 million or 14.8% from the previous year. The increase was the combination of earnings in the amount of $7.9 million somewhat offset by a decrease in accumulated other comprehensive income of $982,000. The decrease in accumulated other comprehensive income represents a reduction in unrealized gains in the available for sale investment portfolio. The Company purchased 18,771 shares of treasury stock in 2000 at a cost of $507,000, which is shown as a reduction of stockholders’ equity.

The Company’s average equity to average total assets was 8.40% in 2003 compared to 8.19% in 2002 and 8.32% in 2001. The increase in 2003 reflects the higher level of earnings. The decrease in 2002 reflects the overall growth of the Company. Capital is considered to be adequate to meet present operating needs and anticipated future operating requirements. Management is not aware of any trends, events or uncertainties that are reasonably likely to have a material effect on the Company’s capital resources or operations. The following table presents the return on equity and assets for the years 2003, 2002 and 2001.

Return on Equity and Assets

	Years ended December 31,
	2003	2002	2001
Return on average total assets	1.31%	1.14%	1.02%

Return on average equity	15.62%	13.95%	12.19%

Average equity to average assets ratio	8.40%	8.19%	8.32%

At December 31, 2003, the Company was well above the minimum capital ratios required under the regulatory risk-based capital guidelines. The following table presents the capital ratios for the Company and the Bank.

ANALYSIS OF CAPITAL

	Required		Actual		Excess
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Georgia Bank Financial Corporation
12/31/2003
Risk-based capital:
Tier 1 capital	$20,344	4.00%	$52,546	10.33%	$32,202	6.33%
Total capital	40,689	8.00%	58,915	11.58%	18,226	3.58%
Tier 1 leverage ratio	25,009	4.00%	52,546	8.40%	27,537	4.40%
12/31/2002
Risk-based capital
Tier 1 capital	$17,583	4.00%	$44,623	10.15%	$27,040	6.15%
Total capital	35,165	8.00%	50,130	11.40%	14,965	3.40%
Tier 1 leverage ratio	22,429	4.00%	44,623	7.96%	22,194	3.96%

Georgia Bank & Trust Company
12/31/2003
Risk-based capital:
Tier 1 capital	$20,280	4.00%	$48,855	9.64%	$28,575	5.64%
Total capital	40,561	8.00%	55,204	10.89%	14,643	2.89%
Tier 1 leverage ratio	24,945	4.00%	48,855	7.83%	23,910	3.83%
12/31/2002
Risk-based capital
Tier 1 capital	$17,517	4.00%	$42,899	9.80%	$25,382	5.80%
Total capital	35,034	8.00%	48,386	11.05%	13,352	3.05%
Tier 1 leverage ratio	22,363	4.00%	42,899	7.67%	20,536	3.67%

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

Recent Accounting Pronouncements

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantee. FIN 45 also requires additional disclosure about the guarantor’s obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company’s financial condition or results of operations.

FASB Interpretation No. 46, Consolidation of Variable Interest Entities and Interpretation of ARB No. 51 (FIN 46) was issued in January 2003 and was reissued in December 2003 as FASB Interpretation No. 46 (revised December 2003) – (FIN 46R). FIN 46 and FIN 46R establish the criteria for consolidating variable interest entities. FIN 46 and FIN 46R are effective for fiscal years or interim periods beginning after June 15, 2003, to variable entities that were acquired before February 1, 2003. The adoption of FIN 46 and FIN 46R did not have a material impact on the Company’s financial condition or results of operations.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a significant effect on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and imposes certain additional disclosure requirements. The provisions of SFAS No. 150 are generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this standard did not have a significant effect on the Company’s consolidated financial statements.

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

Market Risk

(Dollars in thousands)	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
Rate Sensitive Assets:
Fixed interest rate loans	53,864	29,204	17,441	9,165	4,279	23,704	137,657	138,493
Average interest rate	6.95%	6.90%	7.01%	7.13%	6.62%	5.99%	6.79%

Variable interest rate loans	167,198	45,270	23,234	8,563	6,426	44,332	295,022	295,022
Average interest rate	4.69%	5.08%	4.66%	4.66%	4.70%	5.08%	4.80%

Fixed interest rate securities	17,142	15,722	14,923	8,902	10,269	75,610	142,568	142,862
Average interest rate	4.06%	4.62%	4.86%	4.34%	4.51%	4.65%	4.57%

Variable interest rate securities	2,231	1,548	1,074	745	517	7,649	13,764	14,283
Average interest rate	3.72%	3.72%	3.72%	3.72%	3.72%	3.90%	3.82%

Variable interest-bearing deposits in other banks	17	—	—	—	—	—	17	17
Average interest rate	1.06%	0.00%	0.00%	0.00%	0.00%	0.00%	1.06%

Rate Sensitive Liabilities:
Noninterest-bearing deposits	22,108	12,530	12,536	5,595	5,588	9,677	68,033	68,033
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Money market accounts	10,852	4,175	4,175	1,087	1,085	764	22,137	22,137
Average interest rate	1.19%	1.19%	1.19%	1.19%	1.19%	1.19%	1.19%

Savings accounts	65,132	35,258	35,277	15,744	15,724	27,231	194,366	194,366
Average interest rate	1.45%	1.45%	1.45%	1.45%	1.45%	1.45%	1.45%

NOW accounts	30,026	13,927	13,927	4,770	4,770	4,966	72,386	72,386
Average interest rate	0.55%	0.55%	0.55%	0.55%	0.55%	0.55%	0.55%

Fixed interest rate time deposits < $100M	19,823	2,938	3,180	1,995	1,115	345	29,397	29,816
Average interest rate	1.97%	3.30%	3.73%	4.24%	3.26%	0.60%	2.48%

Fixed interest rate time deposits > $100M	66,898	21,825	6,018	2,379	412	101	97,632	98,097
Average interest rate	2.02%	2.45%	4.36%	3.92%	3.41%	1.24%	2.20%

Federal funds purchased/
Securities sold under repurchase agreements	56,969	—	—	—	—	—	56,969	56,969
Average interest rate	1.29%	0.00%	0.00%	0.00%	0.00%	0.00%	1.29%

Federal Home Loan Bank borrowings	—	—	—	—	—	30,000	30,000	26,175
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	5.65%	5.65%

TT&L note borrowings	800	—	—	—	—	—	800	800
Average interest rate	0.64%	0.00%	0.00%	0.00%	0.00%	0.00%	0.64%

Item 8. Financial Statements and Supplementary Data

GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Financial Statements

December 31, 2003, 2002, and 2001

(With Independent Auditors’ Report Thereon)

GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

Independent Auditors’ Report

The Board of Directors

Georgia Bank Financial Corporation:

We have audited the accompanying consolidated balance sheets of Georgia Bank Financial Corporation and subsidiary (the Bank) as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Bank’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Georgia Bank Financial Corporation and subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Atlanta, Georgia

January 23, 2004

GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets

December 31, 2003 and 2002

	2003	2002
Assets
Cash and due from banks (note 2)	$15,704,566	12,942,512
Federal funds sold	—	3,691,000
Interest-bearing deposits in other banks	17,318	517,179

Cash and cash equivalents	15,721,884	17,150,691

Investment securities (note 3):
Available-for-sale	151,394,463	133,971,802
Held-to-maturity, at cost (fair values of $5,750,099 and $6,385,651 at December 31, 2003 and 2002, respectively)	5,437,519	6,138,889

Loans held for sale	14,047,080	24,296,598

Loans (note 4)	418,632,111	372,402,679
Less allowance for loan losses	7,277,589	6,534,417

Loans, net	411,354,522	365,868,262

Premises and equipment, net (note 5)	14,250,543	13,882,987
Accrued interest receivable	3,784,888	3,688,630
Intangible assets, net (note 6)	139,883	139,883
Bank-owned life insurance	10,971,633	2,646,751
Other assets	3,530,542	2,047,917

	$630,632,957	569,832,410

See accompanying notes to consolidated financial statements.

	2003	2002
Liabilities and Stockholders’ Equity
Deposits (note 8):
Noninterest-bearing	$68,033,102	70,334,882
Interest-bearing:
NOW accounts	72,386,405	63,115,877
Savings	194,366,425	152,244,387
Money management accounts	22,137,192	28,687,166
Time deposits over $100,000	97,631,749	87,746,760
Other time deposits	29,396,929	37,427,629

	483,951,802	439,556,701

Federal funds purchased and securities sold under repurchase agreements (note 9)	56,968,754	42,987,681
Advances from Federal Home Loan Bank (note 9)	30,000,000	35,000,000
Other borrowed funds (note 9)	800,000	1,000,000
Accrued interest and other liabilities	5,223,354	4,539,968

Total liabilities	576,943,910	523,084,350

Stockholders’ equity (notes 12, 14, and 16):
Common stock, $3.00 par value; 10,000,000 shares authorized; 5,284,746 shares issued; 5,247,204 shares outstanding	15,854,238	14,424,306
Additional paid-in capital	34,337,584	23,374,772
Retained earnings	3,001,079	7,471,434
Treasury stock, at cost 37,542 shares	(507,360)	(507,360)
Accumulated other comprehensive income	1,003,506	1,984,908

Total stockholders’ equity	53,689,047	46,748,060

Commitments (note 7)

	$630,632,957	569,832,410

GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Income

Years ended December 31, 2003, 2002, and 2001

	2003	2002	2001
Interest income:
Loans, including fees	$25,839,796	24,538,585	26,341,470
Investment securities:
Taxable	5,913,773	6,291,398	5,324,731
Tax-exempt	491,350	398,281	415,160
Federal funds sold	88,506	124,931	453,551
Interest-bearing deposits in other banks	3,517	17,253	26,388

Total interest income	32,336,942	31,370,448	32,561,300

Interest expense:
Deposits (including interest on time deposits over $100,000 of $2,490,017, $2,682,828, and $3,513,577 in 2003, 2002, and 2001, respectively)	7,251,075	8,609,816	12,736,646
Federal funds purchased and securities sold under repurchase agreements	645,949	639,785	726,439
Other borrowings	1,788,137	1,910,452	1,785,867

Total interest expense	9,685,161	11,160,053	15,248,952

Net interest income	22,651,781	20,210,395	17,312,348

Provision for loan losses (note 4)	1,694,141	2,414,297	1,824,650

Net interest income after provision for loan losses	20,957,640	17,796,098	15,487,698

Noninterest income:
Service charges and fees on deposits	4,514,269	4,431,475	2,988,622
Gain on sale of loans	8,875,410	5,915,445	3,949,316
Investment securities (losses) gains, net (note 3)	(203,325)	207,241	68,608
Retail investment income	279,717	252,138	206,454
Trust services fees	353,115	227,136	133,064
Increase in cash surrender value of bank-owned life insurance	324,882	151,706	141,402
Miscellaneous income	378,420	402,076	482,516

Total noninterest income	14,522,488	11,587,217	7,969,982

Noninterest expense:
Salaries	12,428,169	10,295,929	9,079,535
Employee benefits	2,904,002	2,301,530	1,327,341
Occupancy expenses	2,394,793	2,255,203	2,082,547
Other operating expenses (note 15)	5,837,064	5,424,880	4,305,757

Total noninterest expense	23,564,028	20,277,542	16,795,180

Income before income taxes	11,916,100	9,105,773	6,662,500

Income tax expense (note 10)	3,982,999	3,095,648	2,101,496

Net income	$7,933,101	6,010,125	4,561,004

(Continued)

	2003	2002	2001
Basic net income per share	$1.51	1.15	0.87

Diluted net income per share	1.48	1.13	0.86

Weighted average common shares outstanding	5,247,204	5,247,204	5,247,204

Weighted average number of common and common equivalent shares outstanding	5,359,815	5,327,286	5,275,745

See accompanying notes to consolidated financial statements.

GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

Years ended December 31, 2003, 2002, and 2001

	Comprehensive Income	Common stock		Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total stockholders’ equity
		Number of shares	Amount
Balance, December 31, 2000		4,186,304	$12,558,912	14,980,499	7,168,491	(507,360)	183,002	34,383,544

Comprehensive income:
Net income	$4,561,004	—	—	—	4,561,004	—	—	4,561,004
Other comprehensive income – unrealized gain on investment securities available for sale, net of income tax effect of $541,274	1,062,565	—	—	—	—	—	1,062,565	1,062,565

Total comprehensive income	$5,623,569

Stock dividend declared – 15%		621,798	1,865,394	8,394,273	(10,259,667)	—	—	—
Cash paid for fractional shares		—	—	—	(8,519)	—	—	(8,519)

Balance, December 31, 2001		4,808,102	14,424,306	23,374,772	1,461,309	(507,360)	1,245,567	39,998,594

Comprehensive income:
Net income	$6,010,125	—	—	—	6,010,125	—	—	6,010,125
Other comprehensive income – unrealized gain on investment securities available for sale, net of income tax effect of $409,478	739,341	—	—	—	—	—	739,341	739,341

Total comprehensive income	$6,749,466

Balance, December 31, 2002		4,808,102	14,424,306	23,374,772	7,471,434	(507,360)	1,984,908	46,748,060

Comprehensive income:
Net income	$7,933,101	—	—	—	7,933,101	—	—	7,933,101
Other comprehensive loss – unrealized gain on investment securities available for sale, net of income tax effect of $(505,571)	(981,402)	—	—	—	—	—	(981,402)	(981,402)

Total comprehensive income	$6,951,699

Stock dividend – 10%		476,644	1,429,932	10,962,812	(12,392,744)	—	—	—
Cash paid for fractional shares		—	—	—	(10,712)	—	—	(10,712)

Balance, December 31, 2003		5,284,746	$15,854,238	34,337,584	3,001,079	(507,360)	1,003,506	53,689,047

	2003	2002	2001
Disclosure of reclassification amount:
Unrealized holding (losses) gains arising during period, net of taxes	$(1,050,533)	876,120	1,107,846
Less reclassification adjustment for (losses) gains included in net income, net of taxes	(69,131)	136,779	45,281

Net unrealized (losses) gains in securities	$(981,402)	739,341	1,062,565

See accompanying notes to consolidated financial statements.

GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years ended December 31, 2003, 2002, and 2001

	2003	2002	2001
Cash flows from operating activities:
Net income	$7,933,101	6,010,125	4,561,004
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,279,202	1,376,645	1,245,835
Deferred income tax benefit	(759,360)	(443,926)	(428,192)
Provision for loan losses	1,694,141	2,414,297	1,824,650
Net investment securities losses (gains)	203,325	(207,241)	(68,608)
Net amortization (accretion) of premium/discount on investment securities	745,988	501,313	8,528
Increase in cash surrender value of bank-owned life insurance	(324,882)	(151,706)	(141,402)
(Gain) loss on disposal of premises and equipment	(6,312)	31,935	69,817
Loss (gain) on the sale of other real estate	4,306	(18,420)	8,042
Gain on sale of loans	(8,875,410)	(5,915,445)	(3,949,316)
Real estate loans originated for sale	(374,275,713)	(267,233,862)	(208,613,336)
Proceeds from sales of real estate loans	393,400,641	258,037,768	205,338,175
(Increase) decrease in accrued interest receivable	(96,258)	(358,219)	206,973
(Increase) decrease in other assets	(212,965)	(78,569)	151,789
Increase in accrued interest and other liabilities	683,386	599,671	506,144

Net cash provided by (used in) operating activities	21,393,190	(5,435,634)	720,103

Cash flows from investing activities:
Proceeds from sales of available for sale securities	49,788,193	14,281,961	8,991,600
Proceeds from maturities of available for sale securities	57,801,211	45,001,836	33,425,337
Proceeds from maturities of held to maturity securities	700,000	1,305,000	1,150,808
Purchase of available for sale securities	(127,446,982)	(88,796,204)	(70,132,464)
Purchase of FHLB stock	—	—	(550,000)
Net increase in loans	(47,398,926)	(43,457,091)	(49,876,632)
Purchase of Company-owned life insurance	(8,000,000)	—	(1,155,000)
Purchases of premises and equipment	(1,667,783)	(2,824,783)	(2,933,835)
Proceeds from sale of other real estate	209,491	568,303	218,604
Proceeds from sale of premises and equipment	27,337	58,001	33,981

Net cash used in investing activities	(75,987,459)	(73,862,977)	(80,827,601)

(Continued)

(Continued)

	2003	2002	2001
Cash flows from financing activities:
Net increase in noninterest-bearing deposits	(2,301,780)	13,532,819	6,663,587
Net increase in NOW accounts	9,270,528	14,296,485	8,499,845
Net increase in savings accounts	42,122,038	25,192,197	30,171,446
Net increase in money management accounts	(6,549,974)	4,867,714	8,573,321
Net increase in time deposits over $100,000	9,884,989	26,111,498	7,309,851
Net (decrease) increase in other time deposits	(8,030,700)	(13,592,609)	(2,997,217)
Net increase in federal funds purchased and securities sold under repurchase agreements	13,981,073	10,531,298	360,831
Proceeds from other borrowed funds	—	—	50,000
Advances from Federal Home Loan Bank	—	5,000,000	11,000,000
Payments of Federal Home Loan Bank advances	(5,000,000)	(5,000,000)	—
Principal payments on other borrowed funds	(200,000)	—	—
Cash paid for fractional shares	(10,712)	—	(8,519)

Net cash provided by financing activities	53,165,462	80,939,402	69,623,145

Net (decrease) increase in cash and cash equivalents	(1,428,807)	1,640,791	(10,484,353)

Cash and cash equivalents at beginning of year	17,150,691	15,509,900	25,994,253

Cash and cash equivalents at end of year	$15,721,884	17,150,691	15,509,900

Supplemental disclosures of cash paid during the year for:
Interest	$9,968,518	11,425,787	15,575,863
Income taxes	4,543,500	3,625,000	2,381,406

Supplemental information on noncash investing activities:
Loans transferred to other real estate	$218,525	549,883	146,236

See accompanying notes to consolidated financial statements.

GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

(1)	Summary of Significant Accounting Policies

Georgia Bank Financial Corporation (the Company) and subsidiary (collectively the Bank) offer a wide range of lending services, including real estate, commercial, and consumer loans to individuals and small to medium-sized businesses and professionals that are located in, or conduct a substantial portion of their business in, the Richmond and Columbia Counties area of Georgia. The Bank is subject to competition from other financial institutions and is also subject to the regulations of certain Federal and state agencies and undergoes periodic examinations by those regulatory authorities.

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

The Bank classifies its investment securities into one of two categories: available for sale and held to maturity. Held to maturity securities are those securities for which the Bank has the ability and intent to hold the security until maturity. All other securities are classified as available for sale.

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

60	(Continued)

GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

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

61	(Continued)

GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

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

Intangible assets relate to certain acquisitions and consists of goodwill.

SFAS No. 142, Goodwill and Other Intangible Assets eliminated amortization of goodwill and intangible assets that have indefinite useful lives and requires annual tests of impairments of those assets. The Bank’s goodwill is not considered impaired at December 31, 2003.

(h)	Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS No. 148 also amends Accounting Principles Board (APB) Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in the interim financial information. The Bank adopted the provisions of SFAS No. 148 effective December 31, 2002.

62	(Continued)

GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

The Bank applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plans. Accordingly, compensation cost is measured as the excess, if any, of the quoted market price of the Bank’s stock at the date of grant over the amount an employee must pay to acquire the stock. Had compensation cost been determined based upon the fair value of the options at the grant dates consistent with the method recommended by SFAS No. 123, on a pro forma basis, the Bank’s net income and income per share for the years ended December 31, 2003, 2002, and 2001 is indicated below:

	2003	2002	2001
Net income	$7,933,101	6,010,125	4,561,004
Deduct: Total stock-based compensation expense determined under fair value based method, net of related tax effect	(157,625)	(93,175)	(26,816)

Pro forma	$7,775,476	5,916,950	4,534,188

Basic net income per share:
As reported	$1.51	1.15	0.87
Pro forma	1.48	1.13	0.86
Diluted net income per share:
As reported	1.48	1.13	0.86
Pro forma	1.45	1.11	0.86

(i)	Income Taxes

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

63	(Continued)

GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

On October 16, 2003, the Company’s board of directors approved a 2 for 1 stock split payable on November 21, 2003 to shareholders of record on October 31, 2003. All weighted average share and per share information in the accompanying financial statements has been restated to reflect the effect of the additional shares outstanding from the stock split.

On July 18, 2003, the Company’s board of directors approved a 10% stock dividend payable on August 29, 2003 to shareholders of record on August 8, 2003. All weighted average share and per share information in the accompanying financial statements has been restated to reflect the effect of the additional shares outstanding from the stock dividend.

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

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantee. FIN 45 also requires additional disclosure about the guarantor’s obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company’s financial condition or results of operations.

FASB Interpretation No. 46, Consolidation of Variable Interest Entities and Interpretation of ARB No. 51 (FIN 46) was issued in January 2003 and was reissued in December 2003 as FASB Interpretation No. 46 (revised December 2003) – (FIN 46R). FIN 46 and FIN 46R establish the criteria for consolidating variable interest entities. FIN 46 and FIN 46R are effective for fiscal years or interim periods beginning after June 15, 2003, to variable entities that were acquired before February 1, 2003. The adoption of FIN 46 and FIN 46R did not have a material impact on the Company’s financial condition or results of operations.

64	(Continued)

GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a significant effect on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and imposes certain additional disclosure requirements. The provisions of SFAS No. 150 are generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this standard did not have a significant effect on the Company’s consolidated financial statements.

(2)	Cash and Due From Banks

The subsidiary bank is required by the Federal Reserve Bank to maintain average daily cash balances. These required balances were $25,000 at December 31, 2003 and 2002, respectively.

65	(Continued)

GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

(3)	Investment Securities

A summary of investment securities as of December 31, 2003 and 2002 is as follows:

	2003
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held to maturity:
Obligations of states and political subdivisions	$5,437,519	312,580	—	5,750,099

Available for sale:
Obligations of U.S. Government agencies	$51,577,543	549,322	(219,399)	51,907,466
Obligations of states and political subdivisions	8,489,952	231,692	(123,071)	8,598,573
Mortgage-backed securities	62,940,355	463,791	(368,706)	63,035,440
Corporate bonds	17,638,375	911,512	—	18,549,887
Trust preferred securities	6,493,053	95,884	(20,561)	6,568,376
Equity securities	2,734,721	—	—	2,734,721

	$149,873,999	2,252,201	(731,737)	151,394,463

	2002
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held to maturity:
Obligations of states and political subdivisions	$6,138,889	249,914	(3,152)	6,385,651

Available for sale:
Obligations of U.S. Government agencies	$49,035,869	873,615	(9,403)	49,900,081
Obligations of states and political subdivisions	5,783,464	134,478	(6,373)	5,911,569
Mortgage-backed securities	55,291,893	1,236,823	(80,480)	56,448,236
Corporate bonds	15,868,419	862,239	(3,463)	16,727,195
Trust preferred securities	2,250,000	—	—	2,250,000
Equity securities	2,734,721	—	—	2,734,721

	$130,964,366	3,107,155	(99,719)	133,971,802

66	(Continued)

GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

The following investments available for sale have an unrealized loss at December 31, 2003 for which an other than temporary impairment has not been recognized.

	Estimated fair value	Unrealized loss
Obligations of U.S. government agencies with an unrealized loss for less than 12 months	$9,812,461	219,399
Obligations of states and political subdivisions with an unrealized loss for less than 12 months	3,490,204	123,071
Mortgage-backed securities with an unrealized loss for less than 12 months	30,495,121	368,705
Trust preferred securities with an unrealized loss for less than 12 months	1,459,386	20,562

	$45,257,172	731,737

At December 31, 2003, there were seven obligations of U.S. government agencies, eight obligations of states and political subdivisions, 26 mortgage-based securities, and one equity security with an unrealized loss for less than 12 months. The total estimated fair value of the securities with an unrealized loss at December 31, 2003 represented 98.4% of the book value; therefore, the impairment is not considered severe. While the duration of the impairment is dependent on the market and fluctuating yield curve, 25% of the duration of the existing unrealized loss could be shortened by the issuing agency calling the securities.

The amortized cost and estimated fair value of securities held to maturity and available for sale, other than equity securities, as of December 31, 2003, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities held to maturity		Securities available for sale
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
One year or less	$864,663	877,538	5,525,793	5,668,664
After one year through five years	1,104,628	1,149,279	23,895,856	24,763,027
After five years through ten years	1,969,926	2,118,588	37,217,183	37,612,271
After ten years	1,498,302	1,604,694	11,067,039	11,011,964

	5,437,519	5,750,099	77,705,871	79,055,926

Mortgage-backed securities	—	—	62,940,355	63,035,440

	$5,437,519	5,750,099	140,646,226	142,091,366

67	(Continued)

GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

Proceeds from sales of securities available for sale during 2003, 2002, and 2001 were $49,788,193 $14,281,961, and $8,991,600, respectively. Gross realized gains of $253,013 and $228,439 were realized on those sales in 2003 and 2002, respectively, and gross realized losses of $456,338, $21,198, and $20,817, were realized on those sales in 2003, 2002, and 2001, respectively.

Investment securities with a carrying amount of approximately $102,641,000 and $90,077,000 at December 31, 2003 and 2002, respectively, were pledged to secure public and trust deposits, and for other purposes required by law.

(4)	Loans

Loans at December 31, 2003 and 2002 are summarized as follows:

	2003	2002
Commercial, financial, and agricultural	$56,570,802	55,807,756
Real estate – construction/development	90,302,771	79,483,205
Other loans secured by real estate:
Single-family	83,680,560	75,224,104
Commercial	137,516,429	111,981,495
Consumer installment	50,561,549	49,906,119

	418,632,111	372,402,679

Less allowance for loan losses	7,277,589	6,534,417

	$411,354,522	365,868,262

As of December 31, 2003 and 2002, the Bank had nonaccrual loans aggregating $3,045,260 and $1,896,670, respectively. Interest that would have been recorded on nonaccrual loans had they been in accruing status was approximately $107,000 in 2003, $60,000 in 2002, and $101,000 in 2001.

At December 31, 2003 and 2002, the Bank had impaired loans with an outstanding balance of $80,000 and $518,000, respectively, with a related valuation allowance of $40,000 and $155,000 at December 31, 2003 and 2002. The average balance of impaired loans was approximately $80,000, $380,000, and $847,000 for the years ended December 31, 2003, 2002, and 2001, respectively. The interest recognized on such loans in 2003, 2002, and 2001 was immaterial.

The following is a summary of the activity in the allowance for loan losses for the years ended December 31, 2003, 2002, and 2001:

	2003	2002	2001
Balance, beginning of year	$6,534,417	5,109,447	4,142,841
Provision for loan losses	1,694,141	2,414,297	1,824,650
Charge-offs	(1,621,086)	(1,626,813)	(1,069,925)
Recoveries	670,116	637,486	211,881

Balance, end of year	$7,277,588	6,534,417	5,109,447

68	(Continued)

GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

In the ordinary course of business, the Bank has direct and indirect loans outstanding to certain executive officers, directors, and principal holders of equity securities (including their associates). Management believes such loans are made substantially on the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other customers.

The following is a summary of the activity in loans outstanding to officers, directors, and their associates for the year ended December 31, 2003:

Balance at beginning of year	$16,954,593
New loans	17,414,322
Principal repayments	(20,865,516)

Balance at end of year	$13,503,399

The Bank is also committed to extend credit to certain directors and executives of the Bank, including companies in which they are principal owners, through personal lines of credit, letters of credit, and other loan commitments. As of December 31, 2003, available balances on these commitments to these persons aggregated approximately $6,611,000.

(5)	Premises and Equipment

Premises and equipment at December 31, 2003 and 2002 are summarized as follows:

	2003	2002
Land	$2,399,285	2,278,905
Buildings	11,966,821	10,868,094
Furniture and equipment	6,704,675	6,513,146

	21,070,781	19,660,145

Less accumulated depreciation	(6,820,238)	5,777,158

	$14,250,543	13,882,987

Depreciation expense amounted to $1,279,202, $1,269,893, and $1,122,749 in 2003, 2002, and 2001, respectively.

(6)	Intangible Assets

Intangible assets at December 31, 2003 and 2002 consist of goodwill of $139,883. Amortization expense of core deposit premium amounted to $106,752 in 2001.

69	(Continued)

GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

(7)	Commitments

The Bank is committed under various operating leases for office space and equipment. At December 31, 2003, minimum future lease payments under noncancelable real property and equipment operating leases are as follows:

2004	$133,893
2005	63,610
2006	38,460
2007	30,700

$266,663

Rent expense for all building, equipment, and furniture rentals totaled $244,137, $237,171, and $210,801 for the years ended December 31, 2003, 2002, and 2001, respectively.

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

Unfunded commitments to extend credit where contract amounts represent potential credit risk totaled $106,862,000 and $68,054,000 at December 31, 2003 and 2002, respectively. These commitments are primarily at variable interest rates.

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

(8)	Deposits

At December 31, 2003, scheduled maturities of certificates of deposit are as follows:

Years ending December 31:
2004	$86,720,455
2005	24,762,858
2006	9,198,216
2007	4,373,391
2008	1,527,273
Thereafter	446,485

Total	$127,028,678

70	(Continued)

GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

(9)	Borrowings

The securities sold under repurchase agreements at December 31, 2003 are collateralized by obligations of the U.S. Government or its corporations and agencies, state and municipal securities, corporate bonds, or mortgage-backed securities with an aggregate carrying value of $113,853,143, which are held by independent trustees. Under such agreements, the Bank agrees to repurchase identical securities as those sold. The repurchase agreements at December 31, 2003 mature on demand. The following summarizes pertinent data related to the securities sold under the agreements to repurchase as of and for the years ended December 31, 2003, 2002, and 2001.

	2003	2002	2001
Weighted average borrowing rate at year-end	1.26%	1.59%	1.66%
Average daily balance during the year	$45,108,754	39,540,854	26,916,000
Maximum month-end balance during the year	50,586,502	48,079,709	35,527,000
Balance at year-end	46,556,754	42,987,681	32,456,383

At December 31, 2003, the Bank had securities sold under agreements to repurchase with one counterparty aggregating approximately $23,559,000.

At December 31, 2003, the Bank and federal funds purchased of $10,412,000.

The Bank has an available line of credit from the Federal Home Loan Bank of Atlanta (FHLB) in an amount not to exceed 10% of total assets. The line of credit is reviewed annually by the FHLB. The following fixed-rate advances were outstanding under this line at December 31, 2003 and 2002.

	2003	2002
Due December 30, 2003, 1.41%	$—	5,000,000
Due March 22, 2010, 6.18%	7,000,000	7,000,000
Due March 30, 2010, 6.02%	5,000,000	5,000,000
Due September 29, 2010, 5.82%	5,000,000	5,000,000
Due October 18, 2010, 5.46%	7,000,000	7,000,000
Due May 2, 2011, 4.80%	6,000,000	6,000,000

	$30,000,000	35,000,000

Weighted average rate	5.65%	5.04%

The FHLB has the option to convert the fixed-rate advances to three-month, LIBOR-based floating-rate advances at various dates throughout the terms of the advances.

At December 31, 2003 and 2002, the Bank has pledged, under a blanket floating lien, first mortgage loans with unpaid balances which, when discounted at 75% of such unpaid principal balances, equals or exceeds the advances outstanding.

71	(Continued)

GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

Other borrowed funds at December 31, 2003 and 2002 consist of a treasury, tax, and loan account with the Federal Reserve Bank of $800,000 and $1,000,000, respectively.

(10)	Income Taxes

Income tax expense (benefit) for the years ended December 31, 2003, 2002, and 2001 consists of the following:

	2003	2002	2001
Current tax expense:
Federal	$4,215,197	3,106,235	2,314,823
State	527,162	433,339	214,865

Total current	4,742,359	3,539,574	2,529,688

Deferred tax benefit:
Federal	(658,442)	(376,939)	(364,064)
State	(100,918)	(66,987)	(64,128)

Total deferred	(759,360)	(443,926)	(428,192)

Total income tax expense	$3,982,999	3,095,648	2,101,496

Income tax expense differed from the amount computed by applying the statutory Federal corporate tax rate of 35% in 2003 and 34% in 2002 and 2001 to income before income taxes as follows:

	Years ended December 31
	2003	2002	2001
Computed “expected” tax expense	$4,170,635	3,095,963	2,265,250
Increase (decrease) resulting from:
Tax-exempt interest income	(265,263)	(249,304)	(277,385)
Nondeductible interest expense	21,359	23,506	38,443
State income tax, net of Federal tax effect	277,059	241,792	99,486
Earnings on cash surrender value of life insurance	(113,709)	(51,580)	(48,505)
Meals, entertainment, and club dues	34,116	31,622	28,449
Change in statutory rate	(77,550)	—	—
Other, net	(63,648)	3,649	(4,242)

	$3,982,999	3,095,648	2,101,496

72	(Continued)

GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002 are presented below:

	2003	2002
Deferred tax assets:
Allowance for loan losses	$2,633,145	2,238,801
Deferred compensation	566,142	289,113
Other	30,271	10,042

Total deferred tax assets	3,229,558	2,537,956

Deferred tax liabilities:
Depreciation	(51,214)	(118,972)
Unrealized gain on investment securities available for sale	(516,957)	(1,022,528)

Total deferred tax liabilities	(568,171)	(1,141,500)

Net deferred tax asset	$2,661,387	1,396,456

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

Deposits include accounts with certain directors and executives of the Bank, including companies in which they are principal owners. As of December 31, 2003, these deposits totaled approximately $9,000,000.

During the years ended December 31, 2003, 2002, and 2001, the Bank paid approximately $18,000, $26,000, and $12,000, respectively, in legal fees in the normal course of business to a law firm in which a director is a member.

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

73	(Continued)

GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

Quantitative measures established by regulation to ensure capital adequacy, require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2003, the most recent notification from the Federal Reserve Bank of Atlanta categorized the bank subsidiary as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the bank subsidiary must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. Management is not aware of the existence of any conditions or events occurring subsequent to December 31, 2003 which would affect the bank subsidiary’s well capitalized classification.

Actual capital amounts and ratios for the Bank are presented in the table below as of December 31, 2003 and 2002, on a consolidated basis and for the bank subsidiary individually (dollars in thousands):

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Georgia Bank Financial Corporation and subsidiary consolidated:
As of December 31, 2003:
Total Capital (to risk-weighted assets)	$58,915	11.58%	$40,689	8.00%	N/A	N/A
Tier I Capital - risk-based (to risk-weighted assets)	52,546	10.33%	20,344	4.00%	N/A	N/A
Tier I Capital - leverage (to average assets)	52,546	8.40%	25,009	4.00%	N/A	N/A
As of December 31, 2002:
Total Capital (to risk-weighted assets)	50,130	11.40%	35,165	8.00%	N/A	N/A
Tier I Capital - risk-based (to risk-weighted assets)	44,623	10.15%	17,583	4.00%	N/A	N/A
Tier I Capital - leverage (to average assets)	44,623	7.96%	22,429	4.00%	N/A	N/A

74	(Continued)

GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Georgia Bank & Trust Company:
As of December 31, 2003:
Total Capital (to risk-weighted assets)	$55,204	10.89%	$40,561	8.00%	$50,701	10.00%
Tier I Capital - risk-based (to risk-weighted assets)	48,855	9.64%	20,280	4.00%	30,421	6.00%
Tier I Capital - leverage (to average assets)	48,855	7.83%	24,945	4.00%	31,182	5.00%
As of December 31, 2002:
Total Capital (to risk-weighted assets)	48,386	11.05%	35,034	8.00%	43,792	10.00%
Tier I Capital - risk-based (to risk-weighted assets)	42,899	9.80%	17,517	4.00%	26,275	6.00%
Tier I Capital - leverage (to average assets)	42,899	7.67%	22,363	4.00%	27,954	5.00%

The Department of Banking and Finance of the State of Georgia (DBF) requires that state banks in Georgia generally maintain a minimum ratio of primary capital, as defined, to total assets of six percent (6%). Additionally, banks and their holding companies are subject to certain risk-based capital requirements based on their respective asset composition.

The DBF requires its prior approval for a bank to pay dividends in excess of 50% of the preceding year’s earnings. Based on this limitation, the amount of cash dividends available from the bank subsidiary for payment in 2004 is approximately $3,978,000, subject to maintenance of the minimum capital requirements. As a result of this restriction, at December 31, 2003, approximately $46,021,000 of the Parent Company’s investment in its subsidiary was restricted from transfer in the form of dividends.

(13)	Employee Benefit Plans

The Bank has an employee savings plan (the Plan) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. The Bank has the option to make an annual discretionary payment to the Plan. For the years ended December 31, 2003, 2002, and 2001, the Bank contributed $523,197, $437,238, and $437,238, respectively, to the Plan, which is 5% of the annual salary of all eligible employees for 2003, 2002, and 2001.

In 1997, the Bank established a nonqualified Long-Term Incentive Plan designed to motivate and sustain high levels of individual performance and align the interests of key officers with those of shareholders by rewarding capital appreciation and earnings growth. Stock appreciation rights may be awarded annually to those key officers whose performance during the year has made a significant contribution to the Bank’s growth. Such stock appreciation rights are granted at a strike price equal to the trading price of the Company’s stock at date of grant, and are earned over a five-year appreciation period. Officers vest in such rights over a 10-year period. The Bank recognized expense of $207,835, $143,729, and $185,438 during 2003, 2002, and 2001, respectively, related to this plan.

75	(Continued)

GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

(14)	Stock Option Plan

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

The following table summarizes activity in the 2000 Plan by shares under option and weighted average exercise price per share:

	Shares	Exercise price/share
Options outstanding – December 31, 2000	31,625	$9.63
Granted in 2001	13,915	13.30

Options outstanding – December 31, 2001	45,540	10.75
Granted in 2002	79,200	15.05

Options outstanding – December 31, 2002	124,740	13.48
Granted in 2003	64,300	22.36

Options outstanding – December 31, 2003	189,040	$16.50

The following options are exercisable at December 31, 2003:

Shares	Exercise price
12,650	$9.63
2,784	13.30

15,434

76	(Continued)

GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

The following table summarizes information about options outstanding under the 2000 Plan at December 31, 2003:

Number outstanding at December 31, 2003	Weighted average remaining contractual life in years	Exercise price
31,625	6.4	$9.63
13,915	7.2	13.30
79,200	8.1	15.05
36,300	9.1	19.32
28,000	9.8	26.30

189,040

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

The fair value of each option grant is estimated on the date of grant using a minimum value option price assessment with weighted average assumptions used and estimated fair values as follows:

	2003	2002	2001
Options granted	64,300	79,200	13,915
Risk-free interest rate	4.13%	3.82%	4.92%
Dividend yield	0.00%	0.00%	0.00%
Expected life at date of grant	10 years	10 years	10 years
Volatility	38.59%	23.02%	23.93%
Weighted average grant-date fair value	$12.85	$6.42	$6.17

77	(Continued)

GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

(15)	Other Operating Expenses

Components of other operating expenses exceeding 1% of total revenues include the following for the years ended December 31, 2003, 2002, and 2001:

	2003	2002	2001
Marketing and business development expense	$1,034,022	728,122	684,095
Processing expense	1,062,784	946,217	809,504
Legal and professional fees	588,492	578,970	331,349
Communication expense	346,026	345,090	293,741
Office supplies expense	445,990	409,771	408,053
Postage and courier	374,305	359,885	360,735

(16)	Condensed Financial Statements of Georgia Bank Financial Corporation (Parent Only)

The following represents Parent Company only condensed financial information of Georgia Bank Financial Corporation:

Condensed Balance Sheets

	December 31
	2003	2002
Assets

Cash and due from banks	$1,110,631	99,550
Investment securities available for sale	500,000	500,000
Investment in subsidiary	49,998,947	45,024,241
Premises and equipment, net	1,079,469	1,124,269
Due from subsidiary	1,000,000	—

	$53,689,047	46,748,060

Stockholders’ Equity

Stockholders’ equity:
Common stock, $3.00 par value; 10,000,000 shares authorized; 5,284,746 shares issued; 5,247,204 shares outstanding	$15,854,238	14,424,306
Additional paid-in capital	34,337,584	23,374,772
Retained earnings	3,001,079	7,471,434
Treasury stock, at cost; 37,542 shares	(507,360)	(507,360)
Accumulated other comprehensive income	1,003,506	1,984,908

	$53,689,047	46,748,060

78	(Continued)

GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

Condensed Statements of Income

	Years ended December 31
	2003	2002	2001
Income:
Dividends from subsidiary	$2,000,000	—	—
Interest income on investment securities	139	302	461
Miscellaneous income	91,200	91,200	91,200
Investment securities gains	—	—	2,125

	2,091,339	91,502	93,786

Expense:
Occupancy expense	44,800	44,800	44,800
Other operating expense	69,546	72,181	80,829

	114,346	116,981	125,629

Income (loss) before equity in undistributed earnings of subsidiary	1,976,993	(25,479)	(31,843)

Equity in undistributed earnings of subsidiary	5,956,108	6,035,604	4,592,847

Net income	$7,933,101	6,010,125	4,561,004

79	(Continued)

GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

Condensed Statements of Cash Flows

	Years ended December 31
	2003	2002	2001
Cash flows from operating activities:
Net income	$7,933,101	6,010,125	4,561,004
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	44,800	44,800	44,800
Equity in undistributed earnings of subsidiary	(5,956,108)	(6,035,604)	(4,592,847)
Net investment securities gains	—	—	(2,125)
Decrease in other liabilities	—	(2,435)	(27,016)
Decrease in due from subsidiary	(1,000,000)	—	—

Net cash provided by (used in) operating activities	1,021,793	16,886	(16,184)

Cash flows from investing activities:
Proceeds from sales and maturities of available for sale securities	—	—	16,639

Cash flows from financing activities:
Cash paid for fractional shares	(10,712)	—	(8,519)

Net increase (decrease) in cash and cash equivalents	1,011,081	16,886	(8,064)

Cash and cash equivalents at beginning of year	99,550	82,664	90,728

Cash and cash equivalents at end of year	$1,110,631	99,550	82,664

80	(Continued)

GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

(17)	Fair Value of Financial Instruments

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

81	(Continued)

GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

(d)	Deposits

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

(h)	Commitments

The carrying values and fair values of commitments to extend credit are not significant.

The carrying amounts and estimated fair values of the Bank’s financial instruments at December 31, 2003 and 2002 are as follows:

	December 31
	2003		2002
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets:
Cash and cash equivalents	$15,721,884	15,721,884	17,150,691	17,150,691
Investment securities	156,831,982	157,144,562	140,110,691	140,357,452
Loans, net	425,401,602	426,238,058	390,164,860	391,398,355
Financial liabilities:
Deposits	483,951,802	484,835,675	439,556,701	440,654,462
Federal funds purchased and securities sold under repurchase agreements	56,968,754	56,968,754	42,987,681	42,987,681
Other borrowed funds	800,000	800,000	1,000,000	1,000,000
Advances from FHLB	30,000,000	26,174,543	35,000,000	36,895,966

82	(Continued)

GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

(18)	Quarterly Financial Data (Unaudited)

The supplemental quarterly financial data for the years ended December 31, 2003 and 2002 is summarized as follows:

	Quarters ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Interest income	$7,913,202	8,077,123	8,127,958	8,218,259
Interest expense	2,590,817	2,552,705	2,317,809	2,223,830
Net interest income	5,322,385	5,524,418	5,810,149	5,994,829
Provision for loan losses	474,750	431,805	218,833	568,753
Noninterest income	3,209,591	3,948,084	4,306,754	3,058,059
Noninterest expense	5,236,997	5,986,927	6,741,647	5,598,457
Net income	1,852,187	1,976,974	2,096,630	2,007,310
Net income per share – basic	0.35	0.38	0.40	0.38
Net income per share – diluted	0.35	0.37	0.39	0.37

	Quarters ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
Interest income	$7,537,000	7,731,353	8,040,750	8,061,345
Interest expense	2,869,237	2,782,054	2,810,886	2,697,876
Net interest income	4,667,763	4,949,299	5,229,864	5,363,469
Provision for loan losses	669,990	414,828	789,096	540,383
Noninterest income	2,449,626	2,637,584	3,112,625	3,387,382
Noninterest expense	4,580,679	4,928,727	5,050,462	5,717,674
Net income	1,260,720	1,457,328	1,660,931	1,631,146
Net income per share – basic	0.24	0.28	0.32	0.31
Net income per share – diluted	0.24	0.27	0.31	0.31

83	(Continued)

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

As of the end of the period covered by this report, our management, including our Chief Executive Officer and Chief Operating Officer (who serves as the Company’s principal financial officer), reviewed and evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Operating Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company’s internal controls or, to management’s knowledge, in other factors that could significantly affect those internal controls subsequent to the date management carried out its evaluation, and there have been no corrective actions with respect to significant deficiencies or material weaknesses.

PART III

Item 10: Directors and Executive Officers of the Registrant

The Company has adopted a Code of Ethics applicable to its senior financial officers. A copy is attached to this report as an exhibit. The remaining information in response to this item is incorporated by reference to the Company’s definitive Proxy Statement for use in connection with the 2004 annual meeting of shareholders (which definitive Proxy Statement shall be filed with the commission not later than April 30, 2004).

Item 11: Executive Compensation

Information in response to this item is incorporated by reference to the Company’s definitive Proxy Statement for use in connection with the 2004 annual meeting of shareholders (which definitive Proxy Statement shall be filed with the commission not later than April 30, 2004).

Item 12: Security Ownership of Certain Beneficial Owners and Management

The following table provides information regarding compensation plans under which equity securities of the Company are authorized for issuance. All data is presented as of December 31, 2003.

Equity Compensation Plan Table

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	189,040	16.50	63,960
Equity compensation plans not approved by security holders

Total	189,040	16.50	63,960

Additional information in response to this item is incorporated by reference to the Company’s definitive Proxy Statement for use in connection with the 2004 annual meeting of shareholders (which definitive Proxy Statement shall be filed with the commission not later than April 30, 2004).

Item 13: Certain Relationships and Related Transactions

Information in response to this item is incorporated by reference to the Company’s definitive Proxy Statement for use in connection with the 2004 annual meeting of shareholders (which definitive Proxy Statement shall be filed with the commission not later than April 30, 2004).

Item 14. Principal Accountant Fees and Services

Information in response to this item is incorporated by reference to the Company’s definitive Proxy Statement for use in connection with the 2004 annual meeting of shareholders (which definitive Proxy Statement shall be filed with the Commission not later than April 30, 2004).

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1)	See Item 8 for a list of the financial statements as filed as a part of this report.

(2)	No financial statement schedules are applicable as the required information is included in the financial statements in Item 8.

(3)	The following exhibits are filed as part of this report:

Exhibit No. and Document

3.1	Articles of Incorporation of the Company (Incorporated by reference to the Company’s registration statement on Form SB-2 filed August 20, 1997 (Registration No. 333-34037))

3.2	Bylaws of the Company (Incorporated by reference to the Company’s Form 10-SB, dated April 29, 1994)

10.1	Blanton Employment Contract (Incorporated by reference to the Company’s Annual Report on Form 10-K, filed on March 29, 2001)

10.2	Thigpen Employment Contract (Incorporated by reference to the Company’s Annual Report on Form 10-K, filed on March 29, 2001)

10.3	2000 Long Term Incentive Plan (Incorporated by reference to the Company’s definitive Proxy Statement, filed on March 29, 2001)

11.1	Statement Re: Computation of Net Income Per Share

14.1	Code of Ethics

21.1	Subsidiaries of the Company

31.1	Certification by the Chief Executive Officer (principal executive officer)

31.2	Certification by the Chief Operating Officer (principal financial officer)

32.1	Certification by the Chief Executive Officer and Chief Operating Officer

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEORGIA BANK FINANCIAL CORPORATION

By:	/s/ Robert W. Pollard, Jr.
Robert W. Pollard, Jr.
Chairman of the Board

March 12, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

March 12, 2004

SIGNATURE	TITLE
/s/ Robert W. Pollard, Jr. Robert W. Pollard, Jr.	Chairman of the Board, and Director

/s/ Edward G. Meybohm Edward G. Meybohm	Vice Chairman of the Board and Director

/s/ R. Daniel Blanton Daniel Blanton	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Ronald L. Thigpen Ronald L. Thigpen	Executive Vice President, Chief Operating Officer (Principal Financial and Accounting Officer) and Director

/s/ William J. Badger	Director
William J. Badger

/s/ Warren A. Daniel Warren A. Daniel	Director

/s/ Randolph R. Smith, M.D. Randolph R. Smith, M.D.	Director

/s/ John W. Trulock, Jr. John W. Trulock, Jr.	Director

EXHIBIT INDEX

			Page

(a)	Exhibits

	3.1	Articles of Incorporation of the Company (Incorporated by reference to the Company’s registration statement on Form SB-2 filed August 20, 1997 (Registration No. 333-34037))

	3.3	Bylaws of the Company (Incorporated by reference to the Company’s Form 10-SB, dated April 29, 1994)

	10.4	Blanton Employment Contract (Incorporated by reference to the Company’s Annual Report on Form 10-K, filed on March 29, 2001)

	10.5	Thigpen Employment Contract (Incorporated by reference to the Company’s Annual Report on Form 10-K, filed on March 29, 2001)

	10.6	2000 Long Term Incentive Plan (Incorporated by reference to the Company’s definitive Proxy Statement, filed on March 29, 2001)

	11.1	Statement Re: Computation of Net Income Per Share	90

	14.1	Code of Ethics	91

	21.1	Subsidiaries of the Company	96

	31.1	Certification by the Chief Executive Officer (principal executive officer)	97

	31.2	Certification by the Chief Operating Officer (principal financial officer)	99

	32.1	Certification by the Chief Executive Officer and Chief Operating Officer	101