Form 10-Q
period 2004-03-31
GEORGIA BANK FINANCIAL CORP /GA
filed 2004-05-07
CIK 880116

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark  One)

     X    Quarterly  Report under Section 13 or 15(d) of the Securities Exchange
   -----  Act  of  1934
          For  the  quarterly  period  ended March 31, 2004.
                                             --------------

                                       or

          Transition Report under Section 13 or 15(d) of the Securities Exchange ----- Act of 1934
          For the transition period from _____________ to _____________.

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

     5,247,204 shares of common stock, $3.00 par value per share, outstanding as of March 31, 2004.

                            GEORGIA BANK FINANCIAL CORPORATION
                                         FORM 10-Q
                                           INDEX

                                                                                      Page

Part I            FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                  Consolidated Balance Sheets as of March 31, 2004 and
                    December 31, 2003                                                    3

                  Consolidated Statements of Income for the three months
                    ended March 31, 2004 and 2003                                        4

                  Consolidated Statements of Cash Flows for the
                    three months ended March 31, 2004 and 2003                           6

                  Notes to Consolidated Financial Statements                             8

         Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                       10

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk            22

         Item 4.  Controls and Procedures                                               22


Part II           OTHER INFORMATION
         Item 1.  Legal Proceedings                                                      *

         Item 2.  Changes in Securities, Uses of Proceeds and Issuer Purchases of
                    Equity Securities                                                   23

         Item 3.  Defaults Upon Senior Securities                                        *

         Item 4.  Submission of Matters to a Vote of Security Holders                    *

         Item 5.  Other Information                                                      *

         Item 6.  Exhibits and Reports on Form 8-K                                      23


Signature                                                                               25

* No information submitted under this caption

                                     PART I
                              FINANCIAL INFORMATION

                GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                           Consolidated Balance Sheets

                                     ASSETS

                                                     March 31,
                                                       2004        December 31,
                                                    (Unaudited)        2003
                                                   -------------  --------------
Cash and due from banks                            $ 15,791,853   $  15,704,566
Interest-bearing deposits in other banks                 17,273          17,318
                                                   -------------  --------------
    Cash and cash equivalents                        15,809,126      15,721,884

Investment securities
   Available-for-sale                               149,686,130     151,394,463
   Held-to-maturity, at cost (fair values of
     $5,478,826 and $5,750,099, respectively)         5,072,670       5,437,519

Loans held for sale                                  12,734,114      14,047,080

Loans                                               445,508,159     418,632,111
   Less allowance for loan losses                    (7,402,292)     (7,277,589)
                                                   -------------  --------------
      Loans, net                                    438,105,867     411,354,522

Premises and equipment, net                          14,488,364      14,250,543
Accrued interest receivable                           3,435,121       3,784,888
Intangible assets, net                                  139,883         139,883
Bank-owned life insurance                            11,096,896      10,971,633
Other assets                                          3,247,764       3,530,542
                                                   -------------  --------------
                                                   $653,815,935   $ 630,632,957
                                                   =============  ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
   Noninterest-bearing                             $ 75,745,996   $  68,033,102
   Interest-bearing
      NOW accounts                                   80,301,767      72,386,405
      Savings                                       204,716,144     194,366,425
      Money management accounts                      23,394,362      22,137,192
      Time deposits over $100,000                   103,986,574      97,631,749
      Other time deposits                            28,173,283      29,396,929
                                                   -------------  --------------
                                                    516,318,126     483,951,802

Federal funds purchased and securities sold
  under repurchase agreements                        41,433,893      56,968,754
Advances from Federal Home Loan Bank                 35,000,000      30,000,000
Other borrowed funds                                    500,000         800,000
Accrued interest and other liabilities                4,831,504       5,223,354
                                                   -------------  --------------
          Total liabilities                         598,083,523     576,943,910
                                                   -------------  --------------

Stockholders' equity
  Common stock, $3.00 par value; 10,000,000
     shares authorized; 5,284,746 shares issued;
     5,247,204 shares outstanding                    15,854,238      15,854,238
  Additional paid-in capital                         34,337,584      34,337,584
  Retained earnings                                   4,325,033       3,001,079
  Treasury stock, at cost, 37,542 shares               (507,360)       (507,360)
  Accumulated other comprehensive income              1,722,917       1,003,506
                                                   -------------  --------------

          Total stockholders' equity                 55,732,412      53,689,047
                                                   -------------  --------------
                                                   $653,815,935   $ 630,632,957
                                                   =============  ==============

See accompanying notes to consolidated financial statements.

                   GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                           Consolidated Statements of Income
                                      (Unaudited)

                                                        Three Months Ended March 31,
                                                     ---------------------------------
                                                           2004             2003
                                                     ----------------  ---------------
Interest income:
   Loans, including fees                             $      6,640,344  $     6,257,448
   Investment securities                                    1,706,843        1,621,372
   Federal funds sold                                           8,224           33,106
   Interest-bearing deposits in other banks                        29            1,276
                                                     ----------------  ---------------
               Total interest income                        8,355,440        7,913,202
                                                     ----------------  ---------------

Interest expense:
   Deposits                                                 1,639,538        1,980,159
   Federal funds purchased and securities sold
       under repurchase agreements                            177,388          167,572
   Other borrowings                                           432,107          443,086
                                                     ----------------  ---------------
                Total interest expense                      2,249,033        2,590,817
                                                     ----------------  ---------------

                Net interest income                         6,106,407        5,322,385

Provision for loan losses                                     388,723          474,750
                                                     ----------------  ---------------

                Net interest income after provision
                   for loan losses                          5,717,684        4,847,635
                                                     ----------------  ---------------

Noninterest income:
   Service charges and fees on deposits                     1,058,907        1,082,649
   Gain on sale of loans                                    1,276,680        1,787,730
   Investment securities gains, net                            80,751           46,192
   Retail investment income                                    95,555           90,937
   Trust service fees                                         122,239           69,859
   Increase in cash surrender value of
      bank-owned life insurance                               125,263           34,912
   Miscellaneous income                                        99,332           97,312
                                                     ----------------  ---------------
                Total noninterest income                    2,858,727        3,209,591
                                                     ----------------  ---------------

Noninterest expense:
   Salaries                                                 2,513,124        2,755,773
   Employee benefits                                          766,855          628,415
   Occupancy expenses                                         619,164          581,346
   Other operating expenses                                 1,699,930        1,271,463
                                                     ----------------  ---------------
                Total noninterest expense                   5,599,073        5,236,997
                                                     ----------------  ---------------

Income before income taxes                                  2,977,338        2,820,229

Income tax expense                                            971,248          968,042
                                                     ----------------  ---------------

                Net income                           $      2,006,090  $     1,852,187
                                                     ================  ===============

                                                                           (Continued)

                GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                        Consolidated Statements of Income
                                    (Unaudited)

                                            Three Months Ended March 31,
                                            ----------------------------
                                                2004            2003
                                            --------------  ------------
Basic net income per share                  $         0.38  $       0.35

Diluted net income per share                $         0.38  $       0.35

Weighted average common shares outstanding       5,247,204     5,247,204
                                            ==============  ============

Weighted average number of common and
   common equivalent shares outstanding          5,324,089     5,353,697
                                            ==============  ============

See accompanying notes to consolidated financial statements.

                           GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                                 Consolidated Statements of Cash Flows
                                              (Unaudited)

                                                                         Three Months Ended March 31,
                                                                           2004              2003
                                                                     -----------------  ---------------
Cash flows from operating activities
Net income                                                           $      2,006,090   $    1,852,187
  Adjustments to reconcile net income to net cash provided by operating activities
      Depreciation and amortization                                           313,172          320,347
      Provision for loan losses                                               388,723          474,750
      Net investment securities gains                                         (80,751)         (46,192)
      Net amortization of premium on investment securities                     72,332          226,924
      Increase in CSV of bank-owned life insurance                           (125,263)         (34,912)
      (Gain) loss on disposal of premises and equipment                        (5,682)             651
      Gain on sale of loans                                                (1,276,680)      (1,787,730)
      Real estate loans originated for sale                               (57,843,342)     (75,044,326)
      Proceeds from sales of real estate loans                             60,432,988       82,171,253
      Decrease  in accrued interest receivable                                349,767           82,570
      (Decrease) increase in other assets                                     (87,828)          66,470
      (Decrease) increase in accrued interest and other liabilities          (391,850)          16,065
                                                                     -----------------  ---------------
         Net cash provided by operating activities                          3,751,676        8,298,057
                                                                     -----------------  ---------------

Cash flows from investing activities
      Proceeds from sales of available for sale securities                  8,019,697       15,340,549
      Proceeds from maturities of available for sale securities            18,450,920       12,851,269
      Proceeds from maturities of held to maturity securities                 365,000                _
      Purchase of available for sale securities                           (23,663,999)     (34,163,698)
      Net increase in loans                                               (27,140,068)     (17,091,367)
      Purchase of premises and equipment                                     (579,564)        (265,810)
      Proceeds from sale of premises and equipment                             34,253            9,587
                                                                     -----------------  ---------------
         Net cash used in investing activities                            (24,513,761)     (23,319,470)
                                                                     -----------------  ---------------

Cash flows from financing activities
      Net increase in deposits                                             32,366,324       23,466,211
      Net decrease in federal funds purchased and
        securities sold under repurchase agreements                       (15,534,861)        (103,578)
      Advances from Federal Home Loan Bank                                  5,000,000                -
      Principal payments on other borrowed funds                             (300,000)        (600,000)
      Cash dividends paid                                                    (682,136)               -
                                                                     -----------------  ---------------
         Net cash provided by financing activities                         20,849,327       22,762,633
                                                                     -----------------  ---------------

                       GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                             Consolidated Statements of Cash Flows
                                          (Unaudited)

                                                                Three Months Ended March 31,
                                                                    2004             2003
                                                              ----------------  --------------


            Net increase in cash and cash equivalents                   87,242       7,741,220

Cash and cash equivalents at beginning of period                    15,721,884      17,150,691

                                                              ----------------  --------------
Cash and cash equivalents at end of period                    $     15,809,126  $   24,891,911
                                                              ================  ==============
Supplemental disclosures of cash paid during the period for:
          Interest                                            $      2,601,926  $    2,890,377
                                                              ================  ==============
          Income taxes                                        $        150,000  $       53,000
                                                              ================  ==============

See accompanying notes to consolidated financial statements.

                GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                 March 31, 2004


Note  1  -  Basis  of  Presentation

The accompanying consolidated financial statements include the accounts of Georgia Bank Financial Corporation and its wholly-owned subsidiary, Georgia Bank & Trust Company (the "Company" or the "Bank"). Significant intercompany transactions and accounts are eliminated in the consolidation.

The consolidated financial statements for the three months ended March 31, 2004 and 2003 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2003.

In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations and cash flows for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results of operations which the Company may achieve for the entire year.

Note  2  -  Comprehensive  Income

Other comprehensive income for the Company consists of net unrealized gains and losses on investment securities. Total comprehensive income for the three months ended March 31, 2004 was $2,725,501 compared to $2,270,001 for the three months ended March 31, 2003.

Note  3  -  Stock-based  Compensation

The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plans. Accordingly, compensation cost is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Had compensation cost been determined based upon the fair value of the options at the grant dates consistent with the method recommended by SFAS No. 123, on a pro forma basis, the Company's net income and income per share for the three months ended March 31, 2004 and 2003 is indicated below.

                                        Three Month Ended
                                            March 31,
                                        2004         2003
                                     -----------  -----------
Net income                           $2,006,090   $1,852,187
Deduct: Total stock-based
    compensation expense determined
    under fair value based method,
    net of related tax effect           (51,969)     (33,096)
                                     -----------  -----------
Pro forma                            $1,954,121   $1,819,091
                                     ===========  ===========

Basic net income per share:
    As reported                      $     0.38   $     0.35
    Pro forma                        $     0.37   $     0.33

Diluted net income per share:
    As reported                      $     0.38   $     0.35
    Pro forma                        $     0.37   $     0.33

Note  4  -  Cash  Dividends  Declared

On January 23, 2004, the Board of Directors approved the commencement of quarterly cash dividends and declared its first quarterly cash dividend of $0.13 per share on outstanding shares. The dividend was paid on February 20, 2004 to shareholders of record as of February 2, 2004.

On April 15, 2004, the Company declared the payment of a quarterly cash dividend of $0.13 per share on outstanding shares. The dividend is payable on May 21, 2004 to shareholders of record as of May 3, 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
--------

The Bank was organized by a group of local citizens and commenced business on August 28, 1989. It began operations with one branch. Today, the Bank operates six full service branches and one drive through branch in Richmond and Columbia counties in Augusta, Martinez, and Evans, Georgia. The Bank operates three mortgage origination offices in Augusta, Georgia, Savannah, Georgia, and Nashville, Tennessee. The Savannah, Georgia office also offers construction lending services. Bank and mortgage operations are located in Augusta, Georgia in two operations campuses located in close proximity to the main office in Augusta, Georgia. Trust and retail investment services are located in the main office. The Bank is Augusta's largest community banking company.

Richmond and Columbia counties have a diversified economy based primarily on government, transportation, public utilities, health care, manufacturing, and wholesale and retail trade. Augusta is one of the leading medical centers in the Southeast. The 2002 population of the Augusta-Richmond County, GA-SC metropolitan area was 337,032, the second largest in Georgia.

The Bank's services include lending, residential and commercial real estate loans, construction and development loans, and commercial and consumer loans. The Bank also offers a variety of deposit programs, including noninterest-bearing demand, interest checking, money management, savings, and time deposits. In both Richmond and Columbia counties, the Bank had 15.2% of all deposits and was the second largest depository institution at June 30, 2003, as cited from the Federal Deposit Insurance Corporation's website. Securities sold under repurchase agreements are also offered. Additional services include trust, retail investment, and mortgage. As a matter of practice, most mortgage loans are sold in the secondary market; however, some mortgage loans are placed in the portfolio based on marketing and balance sheet considerations. The Bank continues to concentrate on increasing its market share through various new deposit and loan products and other financial services and by focusing on the customer relationship management philosophy. The Bank is committed to building life-long relationships with its customers, employees, shareholders, and the communities it serves.

The Bank's primary source of income is from its lending activities. In 2003, the Bank's second largest source of income was from gain on sale of loans in the secondary market. As mortgage interest rates began to rise during the first quarter of 2004, this source of income has decreased, while loan income increased due to higher loan volume. The Bank also generates income from its investment activities and service charges and fees on deposits. The Bank continues to concentrate on increasing trust service fees. Other significant contributors to income include retail investment income and increase in cash surrender value of bank-owned life insurance.

The Bank has experienced steady growth. Over the past five years, assets grew from $342.1 million at December 31, 1999 to $630.6 at December 31, 2003. At March 31,

2004, assets were $653.8 million. From year end 1999 to year end 2003, loans increased $193.6 million, and deposits increased $200.8 million. From December 31, 2003 to March 31, 2004, loans increased $25.4 million and deposits increased $32.4 million. Also, from 1999 to 2003, return on average equity increased from 13.48% to 15.62% and return on average assets increased from 1.21% to 1.31%. At March 31, 2004, return on average assets was 1.26% and return on average equity was 14.76%. Net income for the year ended 1999 was $4.0 million compared to net income of $7.9 million at year end 2003. Net income for the quarter ended March 31, 2004 was $2.0 million. The Company has reached a level of maturity evidenced by long-term financial performance and stability that resulted in the January 23, 2004 declaration of its first quarterly cash dividend of $0.13 per share. On April 15, 2004, the Company declared its second quarterly cash dividend of $0.13 per share.

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

Critical  Accounting  Policies
------------------------------

The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Of these policies, management has identified the allowance for loan losses as a critical accounting policy that requires difficult subjective judgment and is important to the presentation of the financial condition and results of operations of the Company.

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

The Company segments its allowance for loan losses into the following four major categories: 1) identified losses for impaired loans; 2) general reserves for Classified/Watch loans; 3) general reserves for loans with satisfactory ratings;
4) general reserves based on economic and market risk qualitative factors. Risk ratings are initially assigned in accordance with the Bank's loan and collection policy. An organizationally independent department reviews grade assignments on an ongoing basis. Management reviews current information and events regarding a borrowers' financial condition and strengths, cash flows available for debt repayment, the related collateral supporting the loan and the effects of known and expected economic conditions. When the evaluation reflects a greater than normal risk associated with the individual loan, management classifies the loan accordingly. If the loan is determined to be impaired, management allocates a portion of the allowance for loan losses for that loan based upon the present value of future cash flows discounted at the loan's effective interest rate or the fair value of the collateral as the measure for the amount of the impairment. Impairment losses are included in the allowance for loan losses through a charge to the provision for losses on loans. Subsequent recoveries are added to the allowance for loan losses. Cash receipts for accruing loans are applied to principal and interest under the contractual terms of the loan agreement. Cash receipts on impaired loans for which the accrual of interest has been discontinued are applied first to principal and then to interest income. Impaired and Classified/Watch loans are aggressively monitored. The reserves for loans rated satisfactory are further subdivided into various types of loans as defined by call report codes. The Company developed specific qualitative factors to apply to each individual component of the reserve. These qualitative factors are based upon economic, market and industry conditions that are specific to the Company's local two county markets.

These qualitative factors include, but are not limited to, national and local economic conditions, bankruptcy trends, unemployment trends, loan concentrations, dependency upon government installations and facilities, and competitive factors in the local market. These allocations for the qualitative factors are included in the various individual components of the allowance for loan losses. The qualitative factors are subjective in nature and require considerable judgment on the part of the Company's management. However, it is the Company's opinion that these factors do represent uncertainties in the Bank's business environment that must be factored into the Company's analysis of the allowance for loan losses. The Company is committed to developing more historical data in the future to reduce the dependence on these qualitative factors.

Management believes that the allowance for loan losses is adequate. While the Company has 76.99% of its loan portfolio secured by real estate loans, this percentage is not significantly higher than in previous years. Commercial real estate comprises 29.45 % of the loan portfolio and is primarily owner occupied properties where the operations of the commercial entity provide the necessary cash flow to service the debt. For this portion of real estate loans, repayment is not dependent upon liquidation of the real estate. Construction and development (22.30%) has been an increasingly important portion of the real estate loan portfolio. The Company carefully monitors the loans in this category since the repayment of these loans is generally dependent upon the liquidation of the real estate and is impacted by national and local economic conditions. The residential category represents those loans that the Company chooses to maintain in its portfolio rather than selling into the secondary market for marketing and competitive reasons. The residential held for sale category comprises loans that are in the process of being sold into the secondary market. The credit has been approved by the investor and the interest rate locked so the Company takes no credit or interest rate risk with respect to these loans. The Company has no large loan concentrations to individual borrowers or industries. Only 10.53% of the Company's portfolio consists of consumer loans. Unsecured loans at March 31, 2004 were $10.0 million. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Performance Overview -- Net Income
----------------------------------

The Company's net income for the first quarter of 2004 was $2,006,000, which was an increase of $154,000 (8.3%) compared to net income of $1,852,000 for the first quarter of 2003. Basic net income per share for the three months ended March 31, 2004 was $0.38 compared to $0.35 for the three months ended March 31, 2003. The increase in net income in 2004 compared to 2003 was primarily a result of an increase in net interest income and a decrease in salaries, somewhat offset by a decrease in the gain on sale of mortgage loans in the secondary market and an increase in other operating expenses. Despite a lower interest rate environment in 2004, loan interest income increased due to loan volume. However, the lower rates, coupled with a decrease in the prime savings account rate, resulted in lower interest expense on deposits. Gain on sale of mortgage loans in the secondary market decreased due to higher mortgage rates in 2004 as compared to the first quarter of 2003 which resulted in a decrease in refinancing activity in 2004. This also resulted in lower mortgage commissions. Other operating expenses increased $428,000, primarily due to a $150,000 loss recorded on a fraudulent mortgage loan sold in the secondary market, increases in processing fees due to new retail checking accounts, and increases in professional fees to assist the Company in compliance with FDICIA.

The annualized return on average assets for the Company was 1.26% for the three months ended March 31, 2004, compared to 1.30% for the same period last year. While total assets have increased $58.9 million since first quarter 2003, net income has only increased $154,000 due to the lower interest rates and the decrease in gain on sale of mortgage loans, resulting in a lower return on assets. The annualized return on average stockholders' equity was 14.76% for the three months ended March 31, 2004 compared to 15.67% for the comparable period in 2003. The decrease is primarily attributable to the continued increase in stockholders' equity.

Total assets of $653.8 million at March 31, 2004 reflects an increase of $23.2 million (3.7%) from year-end 2003. This increase is primarily attributable to higher loan balances since December 2003. Total loans at March 31, 2004 were $458.2 million which represented an increase of $25.6 million (5.9%) from December 31, 2003. Investment securities decreased $2.1 million (1.3%) from
December  31,  2003.

Loans were funded by increases in total deposits of $32.4 million (6.7%), increases in Federal Home Loan Bank advances of $5.0 million, decreases in investments of $1.7 million and current quarter earnings of $2.0 million less decreases in Federal Funds Purchased of $10.4 million and securities sold under repurchase agreements of $5.2 million since December 31, 2003. Securities sold under repurchase agreements included $7.0 million of repurchase agreements from SunTrust Robinson Humphrey at March 31, 2004, which decreased $4.0 million from December 31, 2003 due to alternative funding sources.

Net  Interest  Income
---------------------

Net interest income increased $784,000 (14.7%) in the first quarter of 2004 compared to the first quarter of 2003. Despite lower interest rates, interest income increased $442,000 (5.6%) during the first quarter of 2004 as compared to 2003. Increases in loan volume, offset by lower rates, accounted for $383,000 of this increase. Investment income increased $85,000 over first quarter 2003, also due to an increase in volume. Interest-earning assets at March 31, 2004 increased $52.3 million (9.3%) over March 31, 2003. Despite increased deposit volume, interest expense on deposits decreased $341,000 (17.2%) for the three-month period ended March 31, 2004 compared to the three-month period ended March 31, 2003 due to lower interest rates.

The Company's net interest margin was 4.07% for the three months ended March 31, 2004 compared to 3.88% for the three months ended March 31, 2003.

Noninterest  Income
-------------------

Noninterest income decreased $350,000 (10.9%) for the three-month period ended March 31, 2004 compared to the three-month period ended March 31, 2003. The decrease in noninterest income was primarily attributable to the decrease in gain on sale of mortgage loans in the secondary market, which decreased $511,000 (28.6%) for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. This decline is attributable to decreased mortgage volume from home purchases and refinancing activity due to the increase in the mortgage interest rate environment. Increase in cash surrender value of bank-owned life insurance increased $91,000 (260.3%) during the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 due to additional policy purchases in 2003. Trust services fees increased $52,000 (75.0%) over first quarter 2003 due to increased volume.

Noninterest  Expense
--------------------

Noninterest expense increased $363,000 (6.9%) during the first quarter of 2004 compared to the first quarter of 2003. A $150,000 loss was recorded in first quarter 2004 for a mortgage loan which was sold in the secondary market. The customer defaulted on the loan which had a fraudulent appraisal and the loss was absorbed by the Company. Processing expense increased $107,000 over first quarter 2003, primarily due to expenses associated with the new retail checking accounts offered in 2004, coupled with overlapping expenses from the previous checking account program. Professional fees increased $56,000, primarily due to additional expenses to comply with FDICIA. Salary and benefits expense decreased $243,000, due to decreased mortgage commissions associated with decreased mortgage volume, somewhat offset by increases in salaries due to company growth. Employee benefits expense increased $139,000, primarily due to increases in salary continuation expense due to new plans which commenced in late 2003, increased state unemployment insurance taxes due to a Georgia tax increase, increased FICA expense due to retirement plan payouts, and 401K contributions due to company growth.

Income  Taxes
-------------

Income taxes in the first quarter of 2004 totaled $971,000, an increase of $3,000 (0.3%) over the first quarter of 2003. The effective tax rate for the three months ended March 31, 2004 was 33.6% compared to 34.3% for the three months ended March 31, 2003. The decrease in the effective tax rate for the first quarter of 2004 is due primarily to the increase in cash surrender value of bank-owned life insurance and an increase in state business license and training tax credits.

Asset  Quality
--------------

Table 1 shows the current and prior period amounts of non-performing assets. Non-performing assets were $3.2 million at March 31, 2004 compared to $3.0 million at December 31, 2003 and $2.7 million at March 31, 2003. The ratio of non-performing assets to total loans and other real estate was 0.71% at March 31, 2004, compared to 0.70% at December 31, 2003 and 0.65% at March 31, 2003.
The control and monitoring of non-performing assets continues to be a priority of management.

There were no loans past due 90 days or more and still accruing at March 31, 2004, December 31, 2003 and March 31, 2003.

Allowance  for  Loan  Losses
----------------------------

The allowance for loan losses represents a reserve for probable loan losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with particular emphasis on impaired, non-accruing, past due, and other loans that management believes require special attention. The determination of the allowance for loan losses is considered a critical accounting policy of the Company. See "Critical Accounting Policies."

When reviewing the allowance for loan losses, it is important to understand to whom the Company lends. At March 31, 2004, the loan portfolio is comprised of 76.99% real estate loans, of which 22.3% constitutes construction and acquisition and development loans. Commercial, financial and agricultural loans comprise 12.48%, and consumer loans comprise 10.53% of the portfolio.

The allowance for loan losses is based on a loan classification system and consists of three components: the general reserve and the specific reserve. The general reserve is calculated based on estimates of inherent losses which probably exist as of the evaluation date. The loss percentages used for this portion of the portfolio, which has not been identified as problem loans, are generally based on historical factors adjusted when necessary for qualitative factors. The general reserve for losses on problem loans is based on a review and evaluation of these loans, taking into consideration financial condition and strengths of the borrower, related collateral, cash flows available for debt repayment, and known and expected trends and conditions. General loss percentages for problem loans are determined based upon historical loss experience and regulatory requirements. For loans considered impaired, specific reserves are provided in the event that the individual collateral analysis on each problem loan indicates that the probable loss upon liquidation of collateral would be in excess of the fair value of the collateral if the loan is collateral dependent or if the present value of expected future cash flows is less than the loan balance.

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management's analysis of potential risk in the loan portfolio. A provision for losses in the amount of $389,000 was charged to expense for the quarter ended March 31, 2004 compared to $475,000 for the quarter ended March 31, 2003. The decrease is attributable to a decrease in classified/watch loans.

At March 31, 2004 the ratio of allowance for loan losses to total loans was 1.62% compared to 1.69% at December 31, 2003 and 1.67% at March 31, 2003. Management considers the current allowance for loan losses appropriate based upon its analysis of the potential risk in the portfolio, although there can be no assurance that the assumptions underlying such analysis will continue to be correct.

Liquidity  and  Capital  Resources
----------------------------------

The Company's liquidity remains adequate to meet operating and loan funding requirements. The loan to deposit ratio at March 31, 2004 was 88.8% compared to 89.4% at December 31, 2003 and 88.2% at March 31, 2003. The decrease in the loan to deposit ratio from December 31, 2003 reflects the significant increase in deposits in the first quarter of 2004. Deposits at March 31, 2004 and December 31, 2003 include $35.0 million of brokered certificates of deposit. The Company has also utilized borrowings from the Federal Home Loan Bank, reverse repurchase agreements and securities sold under repurchase agreements to fund additional growth. The Company maintains a line of credit with the Federal Home Loan Bank approximating 10% of the Bank's total assets. Federal Home Loan Bank advances are collateralized by eligible first mortgage loans, and specific commercial loans. The Company had Federal Home Loan Bank advances totaling $35.0 million at March 31, 2004 and $30.0 million at December 31, 2003. The Company has a federal funds purchased accommodation for advances up to $26.3 million with various financial institutions. In addition the Company maintains repurchase lines of credit with the same financial institutions for advances up to $30.0 million. At March 31, 2004, securities sold under repurchase agreements included $7.0 million in repurchase agreements with SunTrust Robinson Humphrey, Atlanta, Georgia. Additionally, liquidity needs can be satisfied by the structuring of the maturities of investment securities and the pricing and maturities on loans and deposits offered to customers.

Stockholders' equity to total assets was 8.5% at March 31, 2004 and December 31, 2003. The capital of the Company and the Bank exceeded all required regulatory guidelines at March 31, 2004. The Company's Tier 1 risk-based, total risk-based and the leverage capital ratios were 10.39%, 11.65%, and 8.41%, respectively, at March 31, 2004. Table 2 reflects the current regulatory capital levels in more detail, including comparisons to the regulatory minimums.

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

Unfunded commitments to extend credit where contract amounts represent potential credit risk totaled $108.3 million at March 31, 2004. These commitments are primarily at variable interest rates.

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


    Commitments and
Contractual Obligations          Due in    Due in    Due in    Due in    Due in
(Dollars in thousands)           1 Year   2 Years   3 Years   4 Years   5 Years
Lines of credit                 $108,330         -         -         -         -
Lease agreements                     128        95        77       427         -
Deposits                         223,458   109,206    74,275    31,620    30,735
Federal funds purchased and
   securities sold under
   repurchase agreements          41,434         -         -         -         -
Other borrowings                     500         -         -         -         -
   Total commitments and
      contractual obligations   $373,850  $109,301  $ 74,352  $ 32,047  $ 30,735

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
--------

                GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                          CONSOLIDATED FINANCIAL DATA
                             (Dollars in Thousands)
                                  (Unaudited)

                                   Three Months Ended March 31,
                               ----------------------------------
PROFITABILITY                        2004              2003
-------------                  ----------------  ----------------

Return on average assets *                1.26%             1.30%

Return on average equity *               14.76%            15.67%

ALLOWANCE FOR LOAN LOSSES
--------------------------

Beginning balance, January 1,  $         7,278   $         6,534
Provision charged to expense               388               475
Recoveries                                 185               166
Loans charged off                         (449)             (344)
                               ----------------  ----------------
Ending balance, March 31,      $         7,402   $         6,831
                               ================  ================

NON-PERFORMING ASSETS        March 31, 2004   December 31, 2003   March 31, 2003
---------------------


Non-accrual loans            $         3,230  $            3,045  $         2,651
Other real estate owned                    5                   0                0
                             ---------------  ------------------  ---------------
Total non-performing assets  $         3,235  $            3,045  $         2,651
                             ===============  ==================  ===============

* Annualized

Table  2
--------


                       Georgia Bank Financial Corporation
                                       And
                           Georgia Bank & Trust Company
                         Regulatory Capital Requirements
                                  March 31, 2004
                             (Dollars in Thousands)


                             Actual           Required           Excess
                        Amount   Percent   Amount  Percent   Amount  Percent
                        -----------------  ----------------  ----------------
Georgia Bank Financial
  Corporation
Risk-based capital:
   Tier 1 capital       $53,870    10.39%  20,733     4.00%  33,137     6.39%
   Total capital         60,360    11.65%  41,466     8.00%  18,894     3.65%
Tier 1 leverage ratio    53,870     8.41%  25,626     4.00%  28,244     4.41%


Georgia Bank & Trust
  Company
Risk-based capital:
   Tier 1 capital       $50,364     9.75%  20,669     4.00%  26,695     5.75%
   Total capital         56,835    11.00%  41,339     8.00%  15,496     3.00%
Tier 1 leverage ratio    50,364     7.88%  25,564     4.00%  24,800     3.88%

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2004, there were no substantial changes from the interest rate sensitivity analysis or the market risk analysis for various changes in interest rate calculated as of December 31, 2003. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company's audited consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2003 included in the Company's 2003 annual report on Form 10-K, Item 7A.

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

Item 2. Changes in Securities, Uses of Proceeds and Issuer Purchases of Equity Securities

               On April 15, 2004, the Company announced the commencement of a stock repurchase program, pursuant to which it will, from time to time, repurchase up to 100,000 shares of its outstanding stock. There were no shares repurchased under an existing stock repurchase plan or otherwise during the first quarter of 2004.

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

               None

Item 6.        Exhibits and Reports on Form 8-K

               (a)  Exhibits

                    31.1 Certification  of  Chief  Executive Officer Pursuant to
                         Section  302  of  the  Sarbanes-Oxley  Act  of  2002.

                    31.2 Certification  of  Chief  Financial Officer Pursuant to
                         Section  302  of  the  Sarbanes-Oxley  Act  of  2002.

                    32.1 Certification  of  Chief  Executive  Officer  and Chief
                         Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               (b)  Reports  on  Form  8-K

                    Form 8-K filed on January 29, 2004 reporting earnings for the fourth quarter of 2004 under Item 9 Pursuant to instructions contained in Item 12 and SEC Release No. 33-8176 and 34-47226.

                       GEORGIA BANK FINANCIAL CORPORATION
                              Form 10-Q Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 GEORGIA BANK FINANCIAL CORPORATION



Date:   May 7, 2004                    By:   /s/ Ronald L. Thigpen
     -----------------                    --------------------------------------
                                             Ronald L. Thigpen
                                             Executive Vice President, Chief
                                             Operating Officer (Duly Authorized
                                             Officer of Registrant and Principal
                                             Financial Officer)