Form 10-Q
period 2004-06-30
GEORGIA BANK FINANCIAL CORP /GA
filed 2004-08-06
CIK 880116

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

(Mark  One)

 X   Quarterly  Report  under Section 13 or 15(d) of the Securities Exchange Act
---  of  1934
     For  the  quarterly  period  ended  June  30,  2004.
                                         ---------------

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

     5,247,204 shares of common stock, $3.00 par value per share, outstanding as of June 30, 2004.

                           GEORGIA BANK FINANCIAL CORPORATION
                                        FORM 10-Q
                                          INDEX


                                                                                    Page
Part I            Financial Information
         Item 1.  Financial Statements (Unaudited)

                  Consolidated Balance Sheets as of June 30, 2004 and
                    December 31, 2003                                                  3

                  Consolidated Statements of Income for the three and six months
                    ended June 30, 2004 and June 30, 2003                              4

                  Consolidated Statements of Cash Flows for the
                    six months ended June 30, 2004 and June 30, 2003                   6

                  Notes to Consolidated Financial Statements                           8

         Item 2.  Management's Discussion and Analysis of                             11
                  Financial Condition and Results of Operations

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk          23

         Item 4.  Controls and Procedures                                             23

Part II           Other Information
         Item 1.  Legal Proceedings                                                    *
         Item 2.  Changes in Securities, Uses of Proceeds and Issuer Purchases of      *
                    Equity Securities
         Item 3.  Defaults Upon Senior Securities                                      *
         Item 4.  Submission of Matters to a Vote of Security-Holders                 24
         Item 5.  Other Information                                                    *
         Item 6.  Exhibits and Reports on Form 8-K                                    25

Signature                                                                             26

* No information submitted under this caption

                                     PART I
                              FINANCIAL INFORMATION

                GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                           Consolidated Balance Sheets

                        ASSETS                       June 30,
                                                       2004        December 31,
                                                    (Unaudited)        2003
                                                   -------------  --------------
Cash and due from banks                            $ 15,097,115   $  15,704,566
Federal funds sold                                   11,743,000               -
Interest-bearing deposits in other banks                 17,380          17,318
                                                   -------------  --------------
    Cash and cash equivalents                        26,857,495      15,721,884

Investment securities
  Available-for-sale                                155,846,245     151,394,463
  Held-to-maturity, at cost (fair values of
    $4,965,735 and $5,750,099, respectively)          4,772,749       5,437,519

Loans held for sale                                  20,431,195      14,047,080

Loans                                               441,348,938     418,632,111
  Less allowance for loan losses                     (7,302,393)     (7,277,589)
                                                   -------------  --------------
    Loans, net                                      434,046,545     411,354,522

Premises and equipment, net                          16,859,252      14,250,543
Accrued interest receivable                           3,555,963       3,784,888
Intangible assets, net                                  139,883         139,883
Bank-owned life insurance                            11,223,719      10,971,633
Other assets                                          4,889,156       3,530,542
                                                   -------------  --------------

                                                   $678,622,202   $ 630,632,957
                                                   =============  ==============

       LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
    Noninterest-bearing                            $ 81,723,440   $  68,033,102
    Interest-bearing
      NOW accounts                                   74,848,327      72,386,405
      Savings                                       219,197,189     194,366,425
      Money management accounts                      26,529,133      22,137,192
      Time deposits over $100,000                   105,498,003      97,631,749
      Other time deposits                            30,909,172      29,396,929
                                                   -------------  --------------
                                                    538,705,264     483,951,802

Federal funds purchased and securities sold
  under repurchase agreements                        40,766,879      56,968,754
Advances from Federal Home Loan Bank                 40,000,000      30,000,000
Other borrowed funds                                    900,000         800,000
Accrued interest and other liabilities                4,388,740       5,223,354
                                                   -------------  --------------
          Total liabilities                         624,760,883     576,943,910
                                                   -------------  --------------

Stockholders' equity
  Common Stock, $3.00 par value; 10,000,000
    shares authorized; 5,284,746 shares issued;
    5,247,204 shares outstanding                     15,854,238      15,854,238
  Additional paid-in capital                         34,337,584      34,337,584
  Retained earnings                                   5,799,619       3,001,079
  Treasury stock, at cost 37,542 shares                (507,360)       (507,360)
  Accumulated other comprehensive (loss) income      (1,622,762)      1,003,506
                                                   -------------  --------------
          Total stockholders' equity                 53,861,319      53,689,047
                                                   -------------  --------------

                                                   $678,622,202   $ 630,632,957
                                                   =============  ==============

                         GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                                 Consolidated Statements of Income
                                            (Unaudited)

                                                   Three Months Ended         Six Months Ended
                                                        June 30,                   June 30,
                                                ------------------------  -------------------------
                                                   2004         2003          2004         2003
                                                -----------  -----------  ------------  -----------
Interest income:
  Loans, including fees                         $6,791,048   $6,487,762   $13,431,392   $12,745,210
  Investment securities                          1,712,465    1,560,293     3,419,308     3,181,665
  Federal funds sold                                 9,006       26,764        17,230        59,870
  Interest-bearing deposits in other banks              14        2,304            43         3,580
                                                -----------  -----------  ------------  -----------
          Total interest income                  8,512,533    8,077,123    16,867,973    15,990,325
                                                -----------  -----------  ------------  -----------

Interest expense:
  Deposits                                       1,674,482    1,939,858     3,314,020     3,920,017
  Federal funds purchased and securities sold
    under repurchase agreements                    134,421      164,927       311,809       332,499
  Other borrowings                                 445,930      447,920       878,037       891,006
                                                -----------  -----------  ------------  -----------
          Total interest expense                 2,254,833    2,552,705     4,503,866     5,143,522
                                                -----------  -----------  ------------  -----------

          Net interest income                    6,257,700    5,524,418    12,364,107    10,846,803

Provision for loan losses                          131,197      431,805       519,920       906,555
                                                -----------  -----------  ------------  -----------

          Net interest income after provision
            for loan losses                      6,126,503    5,092,613    11,844,187     9,940,248
                                                ------------------------  -------------------------

Noninterest income:
  Service charges and fees on deposits           1,227,462    1,139,770     2,286,369     2,222,419
  Gain on sale of loans                          1,628,426    2,531,502     2,905,106     4,319,232
  Investment securities (losses) gains, net        (85,293)     (17,420)       (4,542)       28,772
  Retail investment income                         108,983       82,452       204,538       173,389
  Trust service fees                               135,831       79,776       258,070       149,635
  Increase in cash surrender value of
    bank-owned life insurance                      126,823       38,012       252,086        72,924
  Miscellaneous income                             112,612       93,992       211,944       191,304
                                                -----------  -----------  ------------  -----------
          Total noninterest income               3,254,844    3,948,084     6,113,571     7,157,675
                                                -----------  -----------  ------------  -----------

Noninterest expense:
  Salaries                                       3,120,656    3,236,655     5,633,780     5,992,428
  Employee benefits                                730,100      681,519     1,496,955     1,309,934
  Occupancy expenses                               642,195      596,657     1,261,359     1,178,003
  Other operating expenses                       1,654,695    1,472,096     3,354,625     2,743,559
                                                -----------  -----------  ------------  -----------
          Total noninterest expense              6,147,646    5,986,927    11,746,719    11,223,924
                                                -----------  -----------  ------------  -----------

          Income before income taxes             3,233,701    3,053,770     6,211,039     5,873,999

Income tax expense                               1,076,978    1,076,796     2,048,226     2,044,838
                                                -----------  -----------  ------------  -----------

          Net income                            $2,156,723   $1,976,974   $ 4,162,813   $ 3,829,161
                                                ===========  ===========  ============  ===========

                                                                                        (Continued)

                     GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                             Consolidated Statements of Income
                                        (Unaudited)


                                              Three Months Ended       Six Months Ended
                                                   June 30,                June 30,
                                            ----------------------  ----------------------
                                               2004        2003        2004        2003
                                            ----------  ----------  ----------  ----------

Basic net income per share                  $     0.41  $     0.38  $     0.79  $     0.73
                                            ==========  ==========  ==========  ==========

Diluted net income per share                $     0.41  $     0.37  $     0.78  $     0.72
                                            ==========  ==========  ==========  ==========

Weighted average common shares outstanding   5,247,204   5,247,204   5,247,204   5,247,204
                                            ==========  ==========  ==========  ==========

Weighted average number of common and
common equivalent shares outstanding         5,323,482   5,356,982   5,323,786   5,355,340
                                            ==========  ==========  ==========  ==========

                          GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                                Consolidated Statements of Cash Flows
                                             (Unaudited)

                                                                         Six Months Ended June 30,
                                                                      -------------------------------
                                                                           2004            2003
                                                                      --------------  ---------------
Cash flows from operating activities:
Net income                                                            $   4,162,813   $    3,829,161
  Adjustments to reconcile net income to net cash
    used in operating activities
      Depreciation and amortization                                         646,054          647,613
      Provision for loan losses                                             519,920          906,555
      Net investment securities losses (gains)                                4,542          (28,772)
      Net amortization of premium on investment
        securities                                                          186,162          403,743
      Increase in CSV of bank owned life insurance                         (252,086)         (72,924)
      (Gain) loss on disposal of premises and equipment                      (1,867)             768
      Loss on the sale of other real estate                                  22,233                -
      Gain on sale of loans                                              (2,905,106)      (4,319,232)
      Real estate loans originated for sale                            (148,063,638)    (192,127,990)
      Proceeds from sales of real estate loans                          144,584,629      190,059,190
      Decrease (increase) in accrued interest receivable                    228,925          (15,372)
      (Increase) decrease in other assets                                    (5,688)         145,826
      (Decrease) increase in accrued interest and other liabilities        (834,614)          87,346
                                                                      --------------  ---------------
          Net cash used in operating activities                          (1,707,721)        (484,088)
                                                                      --------------  ---------------

Cash flows from investing activities:
      Proceeds from sales of available for sale securities               15,930,455       23,937,827
      Proceeds from maturities of available for sale securities          25,926,243       36,996,656
      Proceeds from maturities of held to maturity securities               668,000          500,000
      Purchase of available for sale securities                         (50,231,608)     (54,470,813)
      Purchase of Federal Home Loan Bank stock                             (250,000)               -
      Net increase in loans                                             (23,461,164)     (18,495,011)
      Purchase of Bank-owned life insurance                                       -       (3,000,000)
      Purchases of premises and equipment                                (3,303,103)        (413,022)
      Proceeds from sale of other real estate                               226,988                -
      Proceeds from sale of premises and equipment                           50,207            9,987
                                                                      --------------  ---------------
          Net cash used in investing activities                         (34,443,982)     (14,934,376)
                                                                      --------------  ---------------

Cash flows from financing activities:
      Net increase in deposits                                           54,753,462       36,580,103
      Net decrease in federal funds purchased and
          securities sold under repurchase agreements                   (16,201,875)      (3,999,079)
      Advances from Federal Home Loan Bank                               10,000,000                -
      Proceeds from other borrowed funds                                    100,000                -
      Payment of cash dividends                                          (1,364,273)               -
                                                                      --------------  ---------------
          Net cash provided by financing activities                      47,287,314       32,581,024
                                                                      --------------  ---------------

                                                                                          (Continued)

                     GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                           Consolidated Statements of Cash Flows
                                        (Unaudited)

                                                                Six Months Ended June 30,
                                                              -----------------------------
                                                                  2004            2003
                                                              -------------  --------------

          Net increase in cash and cash equivalents              11,135,611      17,162,560

Cash and cash equivalents at beginning of period                 15,721,884      17,150,691

                                                              -------------  --------------
Cash and cash equivalents at end of period                    $  26,857,495  $   34,313,251
                                                              =============  ==============

Supplemental disclosures of cash paid during the period for:
        Interest                                              $   4,764,509  $    5,139,755
                                                              =============  ==============
        Income taxes                                          $   2,200,000  $    2,128,000
                                                              =============  ==============

Supplemental information on noncash investing activities:
        Loans transferred to other real estate                $     249,221  $      116,793
                                                              =============  ==============

See accompanying notes to consolidated financial statements.

                GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                  June 30, 2004

Note 1 - Basis of Presentation

The accompanying consolidated financial statements include the accounts of Georgia Bank Financial Corporation and its wholly-owned subsidiary, Georgia Bank & Trust Company (the "Company" or the "Bank"). Significant intercompany transactions and accounts are eliminated in consolidation.

The financial statements for the three and six months ended June 30, 2004 and 2003 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2003.

In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations and cash flows for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results of operations which the Company may achieve for the entire year.

Note 2 - Recent Accounting Pronouncements

The Emerging Issues Task Force on November 13, 2003 issued EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application of Certain Investments. This new guidance is to be applied in other-than-temporary impairment evaluations performed in reporting periods beginning after June 15, 2004. Disclosures are effective in annual financial statements for fiscal years ending after December 15, 2003, for investments accounted for under FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, and No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations. The disclosure requirements for all other investments are effective in annual financial statements for fiscal years ending after June 15, 2004. The Company does not expect the adoption of EITF 03-1 to have a significant impact on its consolidated financial statements.

On March 31, 2004, the FASB issued an Exposure Draft titled Share-Based Payments, an amendment of FASB Statements No. 123 and 95, that addresses accounting for equity based compensation arrangements. The proposed statement would eliminate the ability to account for share-based compensation transactions using APB No. 25, Accounting for Stock Issued to

Employees and replace some of the existing requirements under FASB Statement No. 123, Accounting for Stock-Based Compensation". The proposed statement would require that such arrangements are accounted for using the fair-value-based method of accounting and the related cost expensed over the corresponding service period. It is anticipated that the final statement will be issued in the fourth quarter of 2004 and may be effective for the first quarter of 2005. The Company provides proforma disclosures related to stock-based compensation in
Note  4.

Note 3 - Comprehensive Income

Other comprehensive income for the Company consists of net unrealized gains and losses on investment securities available for sale. Total comprehensive income
(loss) for the three months ended June 30, 2004 was $(1,189,000) compared to $2,228,000 for the three months ended June 30, 2003. Total comprehensive income for the six months ended June 30, 2004 was $1,537,000 compared to $4,498,000 for the six months ended June 30, 2003.

Note 4 - Stock-based Compensation

The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plans. Accordingly compensation cost is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Had compensation cost been determined based upon the fair value of the options at the grant dates consistent with the method recommended by SFAS No. 123, the Company's net income and income per share, on a pro forma basis, for the three and six months ended June 30, 2004 and 2003 is indicated below.

                                        Three Months Ended         Six Months Ended
                                             June 30,                  June 30,
                                     ------------------------  ------------------------
                                        2004         2003         2004         2003
                                     -----------  -----------  -----------  -----------
Net income                           $2,156,723   $1,976,974   $4,162,813   $3,829,161
Deduct: Total stock-based
    Compensation expense determined
    under fair value based method,
    net of related tax effect           (51,969)     (36,534)    (103,938)     (69,729)
                                     -----------  -----------  -----------  -----------
Pro Forma                            $2,104,754   $1,940,440   $4,058,875   $3,759,432
                                     ===========  ===========  ===========  ===========

Basic net income per share:
    As reported                      $     0.41   $     0.38   $      .79   $      .73
    Pro forma                        $     0.40   $     0.37   $      .77   $      .72

Diluted net income per share:
    As reported                      $     0.41   $     0.37   $      .78   $      .72
    Pro forma                        $     0.40   $     0.36   $      .76   $      .70

Note 4 - Cash Dividend Declared

On April 15, 2004, the Company declared a quarterly cash dividend of $0.13 per share on outstanding shares. The dividend was paid on May 21, 2004 to shareholders of record as of May 3, 2004.

On July 21, 2004, the Company declared a quarterly cash dividend of $0.13 per share on outstanding shares. The dividend is payable on August 11, 2004 to shareholders of record as of July 28, 2004.

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

The Bank's services include lending, residential and commercial real estate loans, construction and development loans, and commercial and consumer loans. The Bank also offers a variety of deposit programs, including noninterest-bearing demand, interest checking, money management, savings, and time deposits. Combined Richmond and Columbia counties, the Bank had 15.2% of all deposits and was the second largest depository institution at June 30, 2003, as cited from the Federal Deposit Insurance Corporation's website. Securities sold under repurchase agreements are also offered. Additional services include trust, retail investment, and mortgage. As a matter of practice, most mortgage loans are sold in the secondary market; however, some mortgage loans are placed in the portfolio based on marketing and balance sheet considerations. The Bank continues to concentrate on increasing its market share through various new deposit and loan products and other financial services and by focusing on the customer relationship management philosophy. The Bank is committed to building life-long relationships with its customers, employees, shareholders, and the communities it serves.

The Bank's primary source of income is from its lending activities. In 2003, the Bank's second largest source of income was from gain on sale of loans in the secondary market. As mortgage interest rates began to rise during the first quarter of 2004, this source of income has decreased, while loan income increased due to higher loan volume. The Bank also generates income from its investment activities and service charges and fees on deposits. The Bank continues to concentrate on increasing trust service fees. Other significant contributors to income include retail investment income and increases in cash surrender value of bank-owned life insurance.

The Bank has experienced steady growth. Over the past five years, assets grew from $342.1 million at December 31, 1999 to $630.6 million at December 31, 2003. At June 30, 2004, assets were $678.6 million. From year end 1999 to year end 2003, loans increased $193.6 million, and deposits increased $200.8 million. From December 31, 2003 to June 30, 2004, loans increased $29.1 million and deposits increased $57.8 million. Also, from 1999 to 2003, return on average equity increased from 13.48% to 15.62% and return on average assets increased from 1.21% to 1.31%. At June 30, 2004, return on average assets was 1.28% and return on average equity was 15.10%. Net income for the year ended 1999 was $4.0 million compared to net income of $7.9 million at year end 2003. Net income for the six months ended June 30, 2004 was $4.2 million. The Company has reached a level of maturity evidenced by long-term financial performance and stability that resulted in the January 23, 2004 declaration of its first quarterly cash dividend of $0.13 per share. Subsequently, on April 15, 2004 and July 21, 2004, the Company declared its second and third quarterly cash dividends of $0.13 per share.

The Bank meets its liquidity needs by managing cash and due from banks, federal funds purchased and sold, maturity of investment securities, paydowns from mortgage-backed securities, and draws on lines of credit. Additionally, liquidity can be managed through structuring deposit and loan maturities. The Bank funds loan and investment growth with core deposits, securities sold under repurchase agreements and wholesale borrowings. During inflationary periods, interest rates generally increase. When interest rates rise, variable rate loans and investments produce higher earnings, however, deposit and other borrowings interest expense and operating expenses also rise. The Bank monitors its interest rate risk in a ramp up and down annually 200 basis points (2%) scenario and a shock up and down 200 (2%) basis points scenario. The Bank monitors operating expenses through responsibility center budgeting.

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

Critical Accounting Estimates
-----------------------------

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

The allowance for loan losses is established through a provision for loan losses charged to expense, which affects the Company's earnings directly. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Subsequent recoveries are added to the allowance. The allowance is an amount that management believes will be adequate to absorb losses on existing loans that become uncollectible, based on evaluations of the collectibility of loans. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, historical loss rates, overall portfolio quality, review of specific problem loans, and current economic conditions and trends that may affect a borrower's ability to repay.

The Company segments its allowance for loan losses into the following four major categories: 1) identified losses for impaired loans; 2) general reserves for Classified/Watch loans; 3) general reserves for loans with satisfactory ratings;
4) general reserves based on economic and market risk qualitative factors. Risk ratings are initially assigned in accordance with the Bank's loan and collection policy. An organizationally independent department reviews grade assignments on an ongoing basis. Management reviews current information and events regarding a borrower's financial condition and strengths, cash flows available for debt repayment, the related collateral supporting the loan and the effects of known and expected economic conditions. When the evaluation reflects a greater than normal risk associated with the individual loan, management classifies the loan accordingly. If the loan is determined to be impaired, management allocates a portion of the allowance for loan losses for that loan based upon the present value of future cash flows discounted at the loan's effective interest rate or the fair value of the collateral as the measure for the amount of the impairment. Cash receipts for accruing loans are applied to principal and interest under the contractual terms of the loan agreement, where cash receipts on impaired and nonaccrual loans for which the accrual of interest has been discontinued are applied first to principal and then to interest income. Impaired and Classified/Watch loans are aggressively monitored. The reserves for loans rated satisfactory are further subdivided into various types of loans as defined by call report codes. Qualitative factors are based upon economic, market and industry conditions that are specific to the Company's local two county markets. These qualitative factors include, but are not limited to, national and local economic conditions, bankruptcy trends, unemployment trends, loan concentrations, dependency upon government installations and facilities, and competitive factors in the local market. These allocations for the qualitative factors are included in the various individual components of the allowance for loan losses. The qualitative factors are subjective in nature and require considerable judgment on the part of the Company's management. However, it is the Company's opinion that these factors represent uncertainties in the Bank's business environment that must be factored into the Company's analysis of the allowance for loan losses. The Company is committed to developing more historical data in the future to reduce the dependence on these qualitative factors.

Performance Overview - Net Income
---------------------------------

The Company's net income for the second quarter of 2004 was $2,157,000, which was an increase of $180,000 (9.1%) compared to net income of $1,977,000 for the second quarter of 2003. Diluted net income per share was $0.41 for the second quarter of 2004 compared to $0.37 for the second quarter of 2003. Net income for the first six months of 2004 was $4,163,000, an increase of $334,000 (8.7%) compared with net income of $3,829,000 for the first six months of 2003. The increase in net income for the three and six months ended June 30, 2004 as compared with the three and six months ended June 30, 2003, was primarily a result of increases in net interest income and a decrease in the loan loss provision, somewhat offset by a decrease in gain on sales of loans in the secondary market and an increase in noninterest expense. Despite a lower interest rate environment in 2004, loan interest income increased due to loan volume. Additionally, the lower rates, coupled with a decrease in the prime savings account rate, resulted in lower interest expense on deposits, despite the increase in deposit volume. The decrease in the loan loss provision is due to improvement in the levels of Classified Watch rated debt. Gain on sale of mortgage loans in the secondary market decreased due to higher mortgage rates in 2004 as compared to the first quarter of 2003 which resulted in a decrease in refinancing activity in 2004. This also resulted in lower mortgage commissions. The increase in employee benefit expense is primarily due to increases in deferred compensation expense, 401K contributions, and state unemployment taxes. Other operating expenses increased primarily due to loan costs, where we recorded a $150,000 loss on a fraudulent mortgage loan sold in the secondary market. Other increases include processing fees due to new retail checking accounts, somewhat offset by a decrease in overdraft protection expense, and increases in professional fees to assist the Company in compliance with FDICIA as well as increased trust advisory fees and state tax training credit fees.

Total assets of $678.6 million at June 30, 2004 reflects an increase of $48.0 million (7.6%) from year-end 2003. This increase is primarily attributable to higher loan balances since December 2003. Total loans at June 30, 2004 were $461.8 million which represented an increase of $29.1 million (6.7%) from December 31, 2003. Since December 31, 2003, investment securities increased $3.8 million (2.4%), Federal Funds Sold increased $11.7 million (100.0%), premises and equipment increased $2.6 million (18.3%), and other assets increased $1.4 million (38.5%). These increases were funded by increases in total deposits of $54.8 million (11.3%), increases in Federal Home Loan Bank advances of $10.0 million (33.3%), decreases in securities sold under repurchase agreements of $16.2 million (28.4%). Accumulated comprehensive income decreased $2.6 million (261.7%) since December 31, 2003.

The annualized return on average assets for the Company was 1.28% for the six months ended June 30, 2004, compared to 1.31% for the same period last year. While total assets have increased $71.6 million since second quarter 2003, net income has only increased $334,000 due to the lower interest rates, the decrease in gain on sale of mortgage loans, and the increase in other operating expenses resulting in a lower return on assets. The annualized return on average stockholders' equity was 15.10% for the six months ended June 30, 2004 compared to 15.76% for the comparable period in 2003. The decrease is primarily attributable to the continued increase in stockholders' equity.

Net Interest Income
-------------------

Net interest income increased $733,000 (13.3%) over the second quarter of 2003 and $1.5 million (14.0%) during the first six months of 2004 over the comparable period in 2003. Interest income on loans increased $303,000 (4.7%) for the second quarter 2004 over the second quarter 2003, and $686,000 (5.4%) primarily due for the six months ended June 30, 2004 over the comparable six-month period in 2003 primarily due to increased loan volume. Investment interest income increased $152,000 (9.8%) for the second quarter 2004 over the second quarter 2003, and $238,000 (7.5%) for the six months ended June 30, 2004 over the comparable six-month period in 2003. Interest income on investment securities also increased due to volume, despite the lower interest rates. Interest-earning assets were $634.2 million at June 30, 2004, an increase of $64.9 million (11.4%) over June 30, 2003 and $44.6 million (7.6%) over December 31, 2003. Despite increases in deposit volumes, interest expense on deposits decreased $265,000 (13.7%) for the second quarter of 2004 over the second quarter of 2003 and $606,000 (15.5%) for the six months ended June 30, 2004 over the comparable six-month period in 2003, due to lower interest rates during 2004.

The Company's net interest margin for the three and six months ended June 30, 2004 was 3.97% and 4.01%, respectively, compared to 3.85% and 3.86% for the three and six months ended June 30, 2003, respectively.

Noninterest Income
------------------

Noninterest income decreased $694,000 (17.6%) during the three-month period ended June 30, 2004 compared to the three-month period ended June 30, 2003 and $1,044,000 (14.6%) during the six-month period ended June 30, 2004 compared to the six-month period ended June 30, 2003. This decrease was primarily due to the decrease in gains from the origination and sale of mortgages in the secondary market which decreased $903,000 (35.7%) during the three-month period ended June 30, 2004 compared to the three-month period ended June 30, 2003 and $1,414,000 (32.7%) during the six-month period ended June 30, 2004 compared to the six-month period ended June 30, 2003. The decrease in gains is the result of lower volumes of loans sold which are influenced by the higher interest rate environment during 2004. This decrease was somewhat offset by increases in cash surrender value of bank owned life insurance due to additional purchases in June and July of 2003, trust service fees due to increased volume, and service charges and fees on deposits, primarily due to an increase in NSF fees somewhat offset by a reduction in service charges due primarily to lower commercial cash processing fees.

Noninterest Expense
-------------------

Noninterest expense totaled $6,147,000 for the second quarter of 2004, an increase of $160,000 (2.7%) over the second quarter of 2003 and totaled $11,747,000 for the six months ended June

30, 2004, an increase of $523,000 (4.7%) over the comparable period in 2003. Salary expense of $3,121,000 and $5,634,000 for the three and six months ended June 30, 2004, respectively, decreased $116,000 (3.6%) over the second quarter of 2003 and $359,000 (6.0%) over the six months ended June 30, 2003. The decrease is primarily attributable to the decrease in mortgage commissions and salaries directly related to the secondary mortgage market volume, somewhat offset by increases in overall company growth and increases in incentive compensation. Employee benefits increased $48,000 (7.1%) for the three months ended June 30, 2004 compared to the three months ended June 30, 2003, and $187,000 (14.3%) for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. This increase is primarily attributable to increases in long-term compensation expense, 401K contributions, and state unemployment taxes due to a statewide increase in the tax rate. Other operating expenses increased $183,000 (12.4%) over the second quarter of 2003 and $611,000 (22.3%) during the first six months of 2004 over the comparable period in 2003. The increase is primarily attributable to loan costs due to a loss recorded on a fraudulent mortgage loan sold in the secondary market, increases in processing fees due to new retail checking accounts, somewhat offset by a decrease in overdraft protection expense, and increases in professional fees to assist the Company in compliance with FDICIA as well as increased trust advisory fees and state tax training credit fees.

Income Taxes
------------

Income tax expense for the second quarter of 2004 totaled $1,077,000, which was virtually the same as from the second quarter of 2003. Income tax expense for the six months ended June 30, 2004 totaled $2,048,000 for an effective tax rate of 32.98% compared to 34.81% for the six months ended June 30, 2003. The decrease in the effective tax rate for the six months ended June 30, 2004 is primarily due to the increase in cash surrender value of bank-owned life insurance and an increase in state business license expense and training tax credits which resulted in a reduction of income tax expense for 2004.

Asset Quality
-------------

Table 1 which follows shows the current and prior period amounts of non-performing assets. Non-performing assets were $3.2 million at June 30, 2004, compared to $3.0 million at December 31, 2003 and $3.0 million at June 30, 2003. The ratio of non-performing assets to total loans and other real estate was 0.56% at June 30, 2004, compared to 0.70% at December 31, 2003 and 0.69% at June 30, 2003. The control and monitoring of non-performing assets continues to be management's priority.

At June 30, 2004, December 31, 2003 and June 30, 2003, the Company had no loans 90 days past due and still accruing.

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

When reviewing the allowance for loan losses, it is important to understand to whom the Company lends. At June 30, 2004, the loan portfolio is comprised of 77.56% real estate loans, of which 23.02% constitutes construction and acquisition and development loans. Commercial, financial and agricultural loans comprise 12.52%, and consumer loans comprise 9.92% of the portfolio.

While the Company has 77.56% of its loan portfolio secured by real estate loans, this percentage is not significantly higher than in previous years. Commercial real estate comprises 30.61% of the loan portfolio and is primarily owner occupied properties where the operations of the commercial entity provide the necessary cash flow to service the debt. For this portion of real estate loans, repayment is not dependent upon liquidation of the real estate. Construction and development (23.02%) has been an increasingly important portion of the real estate loan portfolio. The Company carefully monitors the loans in this category since the repayment of these loans is generally dependent upon the liquidation of the real estate and is impacted by national and local economic conditions. The residential category, 19.50% of the portfolio, represents those loans that the Company chooses to maintain in its portfolio rather than selling into the secondary market for marketing and competitive reasons. The residential held for sale category, 4.42% of the portfolio, comprises loans that are in the process of being sold into the secondary market. The credit has been approved by the investor and the interest rate locked so the Company takes no credit or interest rate risk with respect to these loans.

The Company has no large loan concentrations to individual borrowers or industries. Unsecured loans at June 30, 2004 were $9.2 million. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

The Company segments its allowance for loan losses into the following four major categories: 1) identified losses for impaired loans; 2) general reserves for Classified/Watch loans; 3) general reserves for loans with satisfactory ratings;
4) general reserves based on economic and market risk qualitative factors. Risk ratings are initially assigned in accordance with the Bank's loan and collection policy. An organizationally independent department reviews grade assignments on an ongoing basis. Management reviews current information and events regarding a borrower's financial condition and strengths, cash flows available for debt repayment, the related collateral supporting the loan and the effects of known and expected economic conditions. When the evaluation reflects a greater than normal risk associated with the individual loan, management classifies the loan accordingly. If the loan is determined to be impaired, management allocates a portion of the allowance for loan losses for that loan based upon the present value of future cash flows discounted at the loan's effective interest rate or the fair value of the collateral as the measure for the amount of the impairment.

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management's analysis of potential risk in the loan portfolio. Loans determined to be uncollectible are charged to the allowance for loan losses and subsequent recoveries are added to the allowance. A provision for losses in the amount of $131,000 was charged to expense for the quarter ended June 30, 2004 compared to $432,000 for the quarter ended June 30, 2003, and $520,000 for the six months ended June 30, 2004 compared to $907,000 for the six months ended June 30, 2003. This lower provision for the three and six months ended June 30, 2004 as compared to the three and six months ended June 30, 2003 is due to improvement in the levels of Classified Watch rated debt.

At June 30, 2004 the ratio of allowance for loan losses to total loans was 1.58% compared to 1.69% at December 31, 2003 and 1.68% at June 30, 2003. Management considers the current allowance for loan losses appropriate based upon its analysis of the potential risk in the portfolio, although there can be no assurance that the assumptions underlying such analysis will continue to be correct.

Liquidity and Capital Resources
-------------------------------

The Company's liquidity remains adequate to meet operating and loan funding requirements. The loan to deposit ratio at June 30, 2004 was 85.7% compared to 89.4% at December 31, 2003 and 88.3% at June 30, 2003. The decrease in the loan to deposit ratio from December 31, 2003 and June 30, 2003 reflects the significant increase in deposits during the first six months of 2004. Deposits at June 30, 2004 and December 31, 2003 include $35.0 million of brokered certificates of deposit. The Company has also utilized borrowings from the Federal Home Loan Bank. The Company maintains a line of credit with the Federal Home Loan Bank approximating 10% of the Bank's total assets. Federal Home Loan Bank advances are collateralized by eligible first mortgage loans, and commercial real estate loans. These borrowings totaled $40.0 million at June
30, 2004. The Company maintains repurchase lines of credit with SunTrust Robinson Humphrey, Atlanta, Georgia, for advances up to $20.0 million and with The Bankers Bank, Atlanta, Georgia, for advances up to $10.0 million. At June 30, 2004, there were no repurchase agreements with SunTrust Robinson Humphrey, Atlanta, Georgia or the Bankers Bank, Atlanta, Georgia. The Company has a federal funds purchased accommodation with The Bankers Bank, Atlanta, Georgia, for advances up to $16.3 million and with SunTrust Bank, Atlanta, Georgia for advances up to $10.0 million. Additionally, liquidity needs can be satisfied by the structuring of the maturities of investment securities and the pricing and maturities on loans and deposits offered to customers. The Company also uses securities sold under repurchase agreements to fund growth. Securities sold under repurchase agreements were $40.8 million at June 30, 2004.

Shareholders' equity to total assets was 7.9% at June 30, 2004 compared to 8.4% at June 30, 2003 and 8.5% at December 31, 2003. The capital of the Company and the Bank exceeded all required regulatory guidelines at June 30, 2004. The Company's Tier 1 risk-based, total risk-based and leverage capital ratios were 10.38%, 11.63%, and 8.28%, respectively, at June 30,

2004. Table 2 which follows reflects the current regulatory capital levels in more detail, including comparisons to the regulatory minimums.

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

Unfunded commitments to extend credit where contract amounts represent potential credit risk totaled $114.6 million at June 30, 2004. These commitments are primarily at variable interest rates.

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

        Commitments and          Due in   Due in   Due in   Due in   Due in
    Contractual Obligations      1 Year   2 Years  3 Years  4 Years  5 Years
    (Dollars in thousands)
------------------------------  --------  -------  -------  -------  -------
Lines of credit                 $114,643        -        -        -        -
Lease agreements                     114       90       77       23        -
Deposits                         229,358  114,490   79,141   33,816   32,175
Securities sold under
  repurchase agreements           40,767        -        -        -        -
FHLB advances                          -    5,000    5,000        -        -
Other borrowings                     900        -        -        -        -
                                --------  -------  -------  -------  -------
  Total commitments and
      contractual obligations    385,782  119,580   84,218   33,839   32,175
                                ========  =======  =======  =======  =======

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

TABLE 1
-------

                   GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                              CONSOLIDATED FINANCIAL DATA
                                (Dollars in Thousands)
                                      (Unaudited)

                                              Six Months Ended June 30,
                                          ---------------------------------
PROFITABILITY                                2004                   2003
-------------                             ----------             ----------
Return on average assets *                     1.28%                  1.31%

Return on average equity *                    15.10%                 15.76%

ALLOWANCE FOR LOAN LOSSES
-------------------------

Beginning balance, January 1,             $   7,278              $   6,534
Provision charged to expense                    520                    907
Recoveries                                      335                    310
Loans charged off                              (831)                  (676)
                                          ----------             ----------
Ending balance, June 30,                  $   7,302              $   7,075
                                          ==========             ==========

NON-PERFORMING ASSETS          June 30, 2004          December 31, 2003      June 30, 2003
---------------------          -------------          -----------------      -------------

Non-accrual loans              $   3,230              $   3,045              $   2,917
Other real estate owned                5                      0                    117
                               ---------              ---------              ---------
Total non-performing assets    $   3,235              $   3,045              $   3,034
                               =========              =========              =========

*  Annualized

TABLE 2
-------

                       Georgia Bank Financial Corporation
                                       and
                           Georgia Bank & Trust Company
                         Regulatory Capital Requirements
                                  June 30, 2004
                             (Dollars in Thousands)

                             Actual            Required            Excess
                        Amount   Percent   Amount   Percent   Amount   Percent
                        -----------------  -----------------  -----------------
Georgia Bank Financial
Corporation
Risk-based capital:
  Tier 1 capital        $55,344    10.38%  $21,320     4.00%  $34,024     6.38%
  Total capital          62,014    11.63%   42,641     8.00%   19,373     3.63%
Tier 1 leverage ratio    55,344     8.28%   26,749     4.00%   28,595     4.28%


Georgia Bank & Trust
Company
Risk-based capital:
  Tier 1 capital        $52,038     9.79%  $21,257     4.00%  $30,781     5.79%
  Total capital          58,689    11.04%   42,514     8.00%   16,175     3.04%
Tier 1 leverage ratio    52,038     7.80%   26,685     4.00%   25,353     3.80%

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2004, there were no substantial changes in the interest rate sensitivity analysis or the sensitivity of market value of portfolio equity for various changes in interest rates calculated as of December 31, 2003. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company's audited consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2003 included in the Company's 2003 Annual Report on Form 10-K, Item 7A.

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

Item 2. Changes in Securities

          On April 15, 2004, the Company announced the commencement of a stock repurchase program, pursuant to which it will, from time to time, repurchase up to 100,000 shares of its outstanding stock. There were no shares repurchased under this existing stock repurchase plan or otherwise, and no stock repurchase programs were terminated, during the second quarter of 2004.

Item 3. Defaults Upon Senior Securities

          Not  applicable

Item 4. Submission of Matters to a Vote of Security-Holders.

          (a) The Annual Meeting of Shareholders was held on April 14, 2004 at the Company's office located at 3530 Wheeler Road, Augusta, Georgia.

          (b) The following directors were elected for a term of one year and until a successor is duly qualified and elected:

                    William J. Badger
                    R. Daniel Blanton
                    Warren Daniel
                    Edward G. Meybohm
                    Robert W. Pollard, Jr.
                    Randolph R. Smith
                    Ronald L. Thigpen
                    John W. Trulock, Jr.

          (c) The following matters were voted on at the meeting as was previously identified in the Proxy materials forwarded to each shareholder:

          1. Proposal to elect the nine individuals nominated by management as Directors.

               Votes were cast as follows:

          Director                 For        Withhold
          -----------------------  ---------  --------
          William J. Badger        4,450,674        12
          R. Daniel Blanton        4,415,580    35,106
          Warren Daniel            4,450,362       324
          Edward G. Meybohm        4,450,674    35,106
          Robert W. Pollard, Jr.   4,450,686         0
          Randolph R. Smith, M.D.  4,450,686         0
          Ronald L. Thigpen        4,415,580    35,106
          John W. Trulock, Jr.     4,450,686         0

Item 5. Other Information

          None

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports  on  Form  8-K

          Form 8-K filed on April 21, 2004, reporting the April 15, 2004 declaration of a quarterly cash dividend of $.13 per share to shareholders of record as of May 3, 2004 and is payable on May 21, 2004.

          Form 8-K furnished under Item 9 on April 27, 2004 reporting earnings for the first quarter of 2004.

                       GEORGIA BANK FINANCIAL CORPORATION
                              Form 10-Q Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     GEORGIA BANK FINANCIAL CORPORATION



Date:  August 6, 2004                By:   /s/ Ronald L. Thigpen
     ----------------------             ----------------------------------------

                                     Ronald L. Thigpen
                                     Executive Vice President, Chief Operating
                                     Officer (Duly Authorized Officer of
                                     Registrant and Principal Financial Officer)