Form 10-Q
period 2004-09-30
GEORGIA BANK FINANCIAL CORP /GA
filed 2004-11-05
CIK 880116

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

_X_ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended September 30, 2004.
                                    ------------------

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

     5,247,604 shares of common stock, $3.00 par value per share, outstanding as of September 30, 2004.

                               GEORGIA BANK FINANCIAL CORPORATION
                                           FORM 10-Q
                                             INDEX

Part I                                                                          Page

         Item 1.  Financial Statements (Unaudited)

                  Consolidated Balance Sheets as of September 30, 2004 and
                    December 31, 2003                                              3
                  Consolidated Statements of Income for the Three and Nine
                    Months ended September 30, 2004 and 2003                       4

                  Consolidated Statements of Cash Flows for the
                    Nine Months ended September 30, 2004 and 2003
                                                                                   6

                  Notes to Consolidated Financial Statements                       8

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                   11

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk      24

         Item 4.  Controls and Procedures                                         24

Part II  Other    Information
         Item 1.  Legal Proceedings                                                *
         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     25
         Item 3.  Defaults Upon Senior Securities                                  *
         Item 4.  Submission of Matters to a Vote of Security Holders              *
         Item 5.  Other Information                                                *
         Item 6.  Exhibits and Reports on Form 8-K                                26

Signature                                                                         27

*  No  information  submitted  under  this  caption

                                     PART I
                              FINANCIAL INFORMATION

                             GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                                      Consolidated Balance Sheets
                                             (Unaudited)

                                      ASSETS
                                                                   September 30,    December 31,
                                                                       2004             2003
                                                                  -------------------------------
Cash and due from banks                                           $   16,320,275   $  15,704,566
Interest-bearing deposits in other banks                                 511,797          17,318
                                                                  ---------------  --------------
  Cash and cash equivalents                                           16,832,072      15,721,884

Investment securities
  Available-for-sale                                                 166,371,791     151,394,463
  Held-to-maturity, at cost (fair values of
    $4,011,982 and $5,750,099, respectively)                           3,776,525       5,437,519

Loans held for sale                                                   13,816,174      14,047,080

Loans                                                                458,446,919     418,632,111
  Less allowance for loan losses                                      (7,586,030)     (7,277,589)
                                                                  ---------------  --------------
    Loans, net                                                       450,860,889     411,354,522

Premises and equipment, net                                           18,308,807      14,250,543
Accrued interest receivable                                            3,480,150       3,784,888
Intangible assets, net                                                   139,883         139,883
Bank-owned life insurance                                             11,342,420      10,971,633
Other assets                                                           3,747,276       3,530,542
                                                                  ---------------  --------------

                                                                  $  688,675,987   $ 630,632,957
                                                                  ===============  ==============

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Noninterest-bearing                                             $   80,614,105   $  68,033,102
  Interest-bearing:
    NOW accounts                                                      76,457,049      72,386,405
    Savings                                                          215,883,334     194,366,425
    Money management accounts                                         24,769,895      22,137,192
    Time deposits over $100,000                                      106,864,387      97,631,749
    Other time deposits                                               39,040,176      29,396,929
                                                                  ---------------  --------------
                                                                     543,628,946     483,951,802

Federal funds purchased and securities sold
  under repurchase agreements                                         40,908,605      56,968,754
Advances from Federal Home Loan Bank                                  40,000,000      30,000,000
Other borrowed funds                                                   1,000,000         800,000
Accrued interest and other liabilities                                 5,441,441       5,223,354
                                                                  ---------------  --------------
    Total liabilities                                                630,978,992     576,943,910
                                                                  ---------------  --------------

Stockholders' equity
  Common stock, $3.00 par value; 10,000,000
    shares authorized; 5,283,346 and 5,284,746 shares issued in
    2004 and 2003, respectively; 5,247,604 and 5,247,204 shares
    outstanding in 2004 and 2003, respectively                        15,850,038      15,854,238
  Additional paid-in capital                                          34,235,517      34,337,584
  Retained earnings                                                    7,439,820       3,001,079
  Treasury stock, at cost; 35,742 and 37,542 shares in
    2004 and 2003, respectively                                         (462,745)       (507,360)
  Accumulated  other comprehensive income                                634,365       1,003,506
                                                                  ---------------  --------------
    Total stockholders' equity                                        57,696,995      53,689,047
                                                                  ---------------  --------------

                                                                  $  688,675,987   $ 630,632,957
                                                                  ===============  ==============

                           GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                                  Consolidated Statements of Income

                                                (Unaudited)

                                                       Three Months Ended         Nine Months Ended
                                                         September 30,              September 30,
                                                    ----------  -----------  ------------  ------------
                                                       2004        2003          2004          2003
                                                    ----------  -----------  ------------  ------------
Interest income:
  Loans, including fees                             $7,073,443  $6,630,320   $20,504,835   $19,375,530
  Investment securities                              1,844,988   1,487,377     5,264,296     4,669,042
  Federal funds sold                                    28,770      10,345        46,000        70,215
  Interest-bearing deposits in other banks                 497         (84)          540         3,496
                                                    ----------  -----------  ------------  ------------
    Total interest income                            8,947,698   8,127,958    25,815,671    24,118,283
                                                    ----------  -----------  ------------  ------------

Interest expense:
  Deposits                                           1,784,792   1,715,861     5,098,812     5,635,878
  Federal funds purchased and securities sold
    under repurchase agreements                        142,662     154,025       454,471       486,524
  Other borrowings                                     470,573     447,923     1,348,610     1,338,929
                                                    ----------  -----------  ------------  ------------
    Total interest expense                           2,398,027   2,317,809     6,901,893     7,461,331
                                                    ----------  -----------  ------------  ------------

    Net interest income                              6,549,671   5,810,149    18,913,778    16,656,952

Provision for loan losses                              493,103     218,833     1,013,023     1,125,388
                                                    ----------  -----------  ------------  ------------

    Net interest income after provision
      for loan losses                                6,056,568   5,591,316    17,900,755    15,531,564
                                                    ----------  -----------  ------------  ------------

Noninterest income:
  Service charges and fees on deposits               1,342,105   1,149,044     3,628,474     3,371,463
  Gain on sales of loans                             1,461,997   2,862,538     4,367,103     7,181,770
  Investment securities gains (losses), net              1,833     (73,460)       (2,709)      (44,688)
  Retail investment income                             140,281      47,954       344,819       221,343
  Trust service fees                                   147,239      97,451       405,309       247,086
  Increase in cash surrender value of
    bank-owned life insurance                          118,701     129,166       370,787       202,090
  Miscellaneous income                                 108,354      94,061       320,298       285,365
                                                    ----------  -----------  ------------  ------------
      Total noninterest income                       3,320,510   4,306,754     9,434,081    11,464,429
                                                    ----------  -----------  ------------  ------------

Noninterest expense:
  Salaries                                           2,991,389   3,838,190     8,625,169     9,830,618
  Employee benefits                                    693,087     727,505     2,190,042     2,037,439
  Occupancy expenses                                   671,950     619,152     1,933,309     1,797,155
  Other operating expenses                           1,559,252   1,556,800     4,913,877     4,300,359
                                                    ----------  -----------  ------------  ------------
      Total noninterest expense                      5,915,678   6,741,647    17,662,397    17,965,571
                                                    ----------  -----------  ------------  ------------

      Income before income taxes                     3,461,400   3,156,423     9,672,439     9,030,422

Income tax expense                                   1,139,062   1,059,793     3,187,288     3,104,631
                                                    ----------  -----------  ------------  ------------

      Net  income                                   $2,322,338  $2,096,630   $ 6,485,151   $ 5,925,791
                                                    ==========  ===========  ============  ============

                         GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                                 Consolidated Statements of Income

                                                (Unaudited)

                                                      Three Months Ended       Nine Months Ended
                                                         September 30,           September 30,
                                                    ----------------------  ----------------------
                                                       2004        2003        2004        2003
                                                    ----------  ----------  ----------  ----------
Basic net income per share                          $     0.44  $     0.40  $     1.24  $     1.13
                                                    ==========  ==========  ==========  ==========

Diluted net income per share                        $     0.44  $     0.39  $     1.22  $     1.11
                                                    ==========  ==========  ==========  ==========

Weighted average common shares outstanding           5,248,034   5,247,204   5,247,483   5,247,204
                                                    ==========  ==========  ==========  ==========

Weighted average number of common and
  common equivalent shares outstanding               5,322,623   5,362,008   5,324,065   5,358,078
                                                    ==========  ==========  ==========  ==========

                            GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                                  Consolidated Statements of Cash Flows
                                               (Unaudited)

                                                                      Nine Months Ended September 30,
                                                                        2004               2003
                                                                  ----------------  -------------------
Cash flows from operating activities
Net income                                                        $     6,485,151   $        5,925,791
  Adjustments to reconcile net income to net cash
    provided by operating activities
      Depreciation and amortization                                       981,038              966,699
      Provision for loan losses                                         1,013,023            1,125,388
      Net investment securities losses                                      2,709               44,688
      Net amortization of premium on investment securities                299,815              606,323
      Increase in CSV of bank owned life insurance                       (370,787)            (202,090)
      (Gain) loss on disposal of premises and equipment                    (1,385)               3,048
      Loss on the sale of other real estate                                 8,272                    -
      Gain on sales of loans                                           (4,367,103)          (7,181,770)
      Real estate loans originated for sale                          (211,143,576)        (306,272,107)
      Proceeds from sales of real estate loans                        215,741,585          314,106,182
      Decrease in accrued interest receivable                             304,738              172,403
      Decrease (increase) in other assets                                  26,858             (513,265)
      Increase in accrued interest and other liabilities                  218,087              379,028
                                                                  ----------------  -------------------
        Net cash provided by operating activities                       9,198,425            9,160,318
                                                                  ----------------  -------------------

Cash flows from investing activities
      Proceeds from sales of available-for-sale securities             24,315,495           33,318,794
      Proceeds from sales of held to maturity securities                  550,000                    -
      Proceeds from maturities of available-for-sale securities        36,910,681           50,931,903
      Proceeds from maturities of held to maturity securities           1,168,000              700,000
      Purchase of available-for-sale securities                       (76,872,338)         (90,280,661)
      Purchase of Federal Home Loan Bank stock                           (250,000)                   -
      Net increase in loans                                           (40,831,295)         (22,962,832)
      Purchase of Bank-owned life insurance                                     -           (8,000,000)
      Purchases of premises and equipment                              (5,088,112)          (1,321,234)
      Proceeds from sale of other real estate                             250,204              116,793
      Proceeds from sale of premises and equipment                         50,195               11,686
                                                                  ----------------  -------------------
        Net cash used in investing activities                         (59,797,170)         (37,485,551)
                                                                  ----------------  -------------------

Cash flows from financing activities
      Net increase in deposits                                         59,677,144           40,971,957
      Net (decrease) increase in federal funds purchased and
        securities sold under repurchase agreements                   (16,060,149)           4,688,922
      Advances from Federal Home Loan Bank                             10,000,000                    -
      Proceeds from other borrowed funds                                  200,000                    -
      Principal payments on other borrowed funds                                -             (600,000)
      Purchase of treasury stock                                          (62,042)                   -
      Payment of cash dividends                                        (2,046,410)                   -
      Proceeds from stock options exercised                                   390                    -
      Cash paid for fractional shares                                           -              (10,712)
                                                                  ----------------  -------------------
        Net cash provided by financing activities                      51,708,933           45,050,167
                                                                  ----------------  -------------------

                            GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                                  Consolidated Statements of Cash Flows
                                               (Unaudited)

                                                                 Nine Months Ended September 30,
                                                                     2004              2003
                                                               ----------------  -----------------

        Net increase in cash and cash equivalents              $      1,110,188  $      16,724,934

Cash and cash equivalents at beginning of period                     15,721,884         17,150,691
                                                               ----------------  -----------------

Cash and cash equivalents at end of period                     $     16,832,072  $      33,875,625
                                                               ================  =================

Supplemental disclosures of cash paid during the period for:
      Interest                                                 $      7,191,021  $       7,926,597
                                                               ================  =================
      Income taxes                                             $      3,091,000  $       3,133,000
                                                               ================  =================
Supplemental information on noncash investing activities:
      Loans transferred to other real estate                   $        311,905  $         116,793
                                                               ================  =================

See accompanying notes to consolidated financial statements.

                GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                               September 30, 2004

Note 1  -  Basis  of  Presentation

The accompanying consolidated financial statements include the accounts of Georgia Bank Financial Corporation and its wholly-owned subsidiary, Georgia Bank & Trust Company (the "Company" or the "Bank"). Significant intercompany transactions and accounts are eliminated in consolidation.

The financial statements for the three and nine months ended September 30, 2004 and 2003 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2003.

In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations and cash flows for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results of operations which the Company may achieve for the entire year.

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

Note 3  -  Comprehensive  Income

Other comprehensive income for the Company consists of net unrealized gains and losses on investment securities. Total comprehensive income for the three months ended September 30, 2004 was $4,579,465 compared to $389,130 for the three months ended September 30, 2003. Total comprehensive income for the nine months ended September 30, 2004 was $6,116,010 compared to $4,886,731 for the nine months ended September 30, 2003.

Note 4  -  Stock-based  Compensation

The Company applies Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plans. Accordingly compensation cost is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Had compensation cost been determined based upon the fair value of the options at the grant dates consistent with the method recommended by SFAS No. 123, on a pro forma basis, the Company's net income and income per share, on a pro forma basis, for the three and nine months ended September 30, 2004 and 2003 is indicated below.

                                     Three Months Ended       Nine Months Ended
                                        September 30,           September 30,
                                      2004        2003        2004        2003
                                   ----------------------  ----------------------
Net income                         $2,322,338  $2,096,629  $6,485,151  $5,925,791
Deduct: Total stock-based
  Compensation expense determined
  Under fair value based method,
  net of related tax effect            51,969      36,534     155,907     106,164
                                   ----------  ----------  ----------  ----------
Pro Forma, net income              $2,270,369  $2,060,096  $6,329,244  $5,819,627
                                   ==========  ==========  ==========  ==========

Basic net income per share:
  As reported                      $     0.44  $     0.40  $     1.24  $     1.13
  Pro forma                        $     0.43  $     0.39  $     1.21  $     1.11

Diluted net income per share:
  As reported                      $     0.44  $     0.39  $     1.22  $     1.11
  Pro forma                        $     0.43  $     0.38  $     1.19  $     1.09

Note 5  -  Cash  Dividend  Declared

On July 22, 2004, the Company declared a quarterly cash dividend of $0.13 per share on outstanding shares. The dividend was paid on August 11, 2004 to shareholders of record as of July 28, 2004.

On October 20, 2004, the Company declared a quarterly cash dividend of $0.13 per share on outstanding shares. The dividend is payable on November 10, 2004 to shareholders of record as of October 27, 2004.

Note 6  -  Sale  of  Held-to-Maturity  Investment

During the third quarter of 2004, the Bank sold a held-to maturity investment upon realization that the investment was not bank qualified. The amortized cost of this security was $496,207 and the realized gain was $53,793.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
--------

The Bank was organized by a group of local citizens and commenced business on August 28, 1989. It began operations with one branch. Today, the Bank operates seven full service branches and one drive through branch in Richmond and Columbia counties in Augusta, Martinez, and Evans, Georgia. The seventh full service branch opened in September 2004, at the Cotton Exchange, listed on the national register of historic buildings, in downtown Augusta, GA. The Bank operates three mortgage origination offices in Augusta, Georgia, Savannah,
Georgia, and Nashville, Tennessee. The Savannah, Georgia office also offers construction lending services. Bank and mortgage operations are located in Augusta, Georgia in two operations campuses located in close proximity to the main office in Augusta, Georgia. Trust and retail investment services are located in the main office. The Bank is Augusta's largest community banking company.

Richmond and Columbia counties have a diversified economy based primarily on government, transportation, public utilities, health care, manufacturing, and wholesale and retail trade. Augusta is one of the leading medical centers in the Southeast. The 2002 population of the Augusta-Richmond County, GA-SC metropolitan area was 337,032, the second largest in Georgia.

The Bank's services include lending, residential and commercial real estate loans, construction and development loans, and commercial and consumer loans. The Bank also offers a variety of deposit programs, including noninterest-bearing demand, interest checking, money management, savings, and time deposits. On a combined basis in Richmond and Columbia counties, the Bank had 16.8% of all deposits and was the second largest depository institution at June 30, 2004, as cited from the Federal Deposit Insurance Corporation's website. Securities sold under repurchase agreements are also offered. Additional services include trust, retail investment, and mortgage. As a matter of practice, most mortgage loans are sold in the secondary market; however, some mortgage loans are placed in the portfolio based on marketing and balance sheet considerations. The Bank continues to concentrate on increasing its market share through various new deposit and loan products and other financial services and by focusing on the customer relationship management philosophy. The Bank is committed to building life-long relationships with its customers, employees, shareholders, and the communities it serves.

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

The Bank has experienced steady growth. Over the past five years, assets grew from $342.1 million at December 31, 1999 to $630.6 million at December 31, 2003. At September 30, 2004, assets were $688.7 million. From year end 1999 to year end 2003, loans increased $193.6 million, and deposits increased $200.8 million. From December 31, 2003 to September 30, 2004, loans increased $39.6 million and deposits increased $59.7 million. Also, from 1999 to 2003, return on average equity increased from 13.48% to 15.62% and return on average assets increased from 1.21% to 1.31%. At September 30, 2004, return on average assets was 1.30% and return on average equity was 15.61%. Net income for the year ended 1999 was $4.0 million compared to net income of $7.9 million at year end 2003. Net income for the nine months ended September 30, 2004 was $6.5 million. The Company has reached a level of maturity evidenced by long-term financial performance and stability that resulted in the January 23, 2004 declaration of its first quarterly cash dividend of $0.13 per share. Subsequently, on April
15, 2004, July 21, 2004, and October 20, 2004 the Company declared cash dividends of $0.13 per share.

The Bank meets its liquidity needs by managing cash and due from banks, federal funds purchased and sold, maturity of investment securities, paydowns from mortgage-backed securities, and draws on lines of credit. Additionally, liquidity can be managed through structuring deposit and loan maturities. The Bank funds loan and investment growth with core deposits, securities sold under repurchase agreements and wholesale borrowings. During inflationary periods, interest rates generally increase. When interest rates rise, variable rate loans and investments produce higher earnings, however, deposit and other borrowings interest expense and operating expenses also rise. The Bank monitors its interest rate risk in a 200 basis points (2%) annual ramp up and down scenario and a 200 (2%) basis points shock up and down scenario. The Bank monitors operating expenses through responsibility center budgeting.

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

Performance  Overview  --  Net  Income
--------------------------------------

The Company's net income for the third quarter of 2004 was $2,322,000 which was an increase of $225,000 (10.8%) compared to net income of $2,097,000 for the third quarter of 2003. Diluted net income per share for the three months ended September 30, 2004 was $0.44 compared to $0.39 for the three months ended September 30, 2003. Net income for the first nine months of 2004 was $6,485,000, an increase of $559,000 (9.4%) when compared to net income of $5,926,000 for the first nine months of 2003. The increase in net income for both the three and nine months ended September 30, 2004 compared to the same periods in 2003 was primarily a result of increases in net interest income and decreases in noninterest expense, somewhat offset by a decrease in gain on sales of loans in the secondary market. The provision for loan losses increased for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 due to a decrease in substandard loans in the three months ended September 30, 2003. For the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003, there is a decrease in the provision, primarily due to the improvement in the levels of Classified Watch rated debt during the second quarter of 2004. Despite a lower interest rate environment in 2004, loan interest income increased due to loan volume. Additionally, the lower rates, coupled with a decrease in the prime savings account rate, resulted in lower interest expense on deposits, despite the increase in deposit volume for the nine month period ended September 30, 2004. During the third quarter of 2004, the increase in the volume and the interest rates resulted in an increase in deposit expense. Gain on sale of mortgage loans in the secondary market decreased due to higher mortgage rates in 2004 as compared to 2003 which resulted in a decrease in refinancing activity in 2004. This also resulted in lower mortgage commissions. The increase in employee benefit expense is primarily due to increases in deferred compensation expense, state unemployment taxes, and medical and dental insurance, somewhat offset by decreases in 401K contributions. Other operating expenses increased primarily due to loan costs, due to an anticipated $150,000 loss on a fraudulent mortgage loan sold in the secondary market, increased cash item losses, increased processing fees due to new retail checking accounts, software maintenance agreements, external audit expense, and ATM processing fees offset by increases in ATM income included in miscellaneous income, somewhat offset by a decrease in overdraft protection expense and contributions.

Total assets of $688.7 million at September 30, 2004 reflects an increase of $54.0 million (9.4%) from year-end 2003. This increase is primarily attributable to higher loan and investment balances since December 2003. Total loans at September 30, 2004 were $472.3 million which represented an increase of $39.6 million (9.1%) from December 31, 2003. Since December 31, 2003, investment securities increased $13.3 million (8.5%), and premises and equipment increased $4.1 million (28.5%). These increases were funded by increases in total deposits of $59.7 million (12.3%), increases in Federal Home Loan Bank advances of $10.0 million (33.3%), and net income of $6.5 million less dividends paid of $2.0 million, somewhat offset by decreases in securities sold under repurchase agreements of $16.1 million (28.2%).

The annualized return on average assets for the Company was 1.30% for the nine months ended September 30, 2004, compared to 1.33% for the same period last year. While total assets have increased $68.5 million since third quarter 2003, net income has only increased $559,000. The $2.3 million increase in net interest income was more than offset by the $2.8 million decrease in gain on sale of mortgage loans. However, other increases in noninterest income coupled with a decrease in noninterest expense resulted in the $559,000 increase to net income. The annualized return on average stockholders' equity was 15.61% for the nine months ended September 30, 2004 compared to 15.81% for the comparable period in 2003. The decrease is primarily attributable to the continued increase in stockholders' equity.


Net  Interest  Income
---------------------

Net interest income increased $740,000 (12.7%) in the third quarter of 2004 compared to the third quarter of 2003 and $2.3 million (13.6%) during the first nine months of 2004 compared to the same period in 2003. Despite the lower interest rates, interest income on loans increased $443,000 (6.7%) for the three-month period and $1.1 million (5.8%) for the nine-month period due to the additional volume. Interest income on investment securities increased $358,000 (24.0%) and $595,000 (12.8%) for the three and nine-month periods ended September 30, 2004, respectively, compared to the same periods in 2003 due to increased volume. Due to increased volume, interest expense on deposits increased $69,000 (4.0%) for the three month period ended September 30, 2004 as compared with the three month period ended September 30, 2003. Despite increases in deposit volumes, interest expense on deposits decreased $537,000 (9.5%) during the nine-month period ended September 30, 2004 compared to the same period in 2003 due to lower interest rates during 2004.

The Company's net interest margin for the three months and nine months ended September 30, 2004 was 4.03% and 4.01%, respectively, compared to 3.93% and 3.89% for the three and nine months ended September 30, 2003, respectively.

Noninterest  Income
-------------------

Noninterest income decreased $986,000 (22.9%) for the three month period ended September 30, 2004 as compared to the three-month period ended September 30, 2003 and $2.0 million (17.7%) for the nine month period ended September 30, 2004 as compared to the nine-month period ended September 30, 2003. The decrease for both periods in noninterest income was primarily attributable to decreases in gain on sales of mortgage loans in the secondary market of $1.4 million (48.9%) for the third quarter 2004 as compared with the third quarter 2004 and $2.8 million (39.2%) for the nine months ended September 30, 2004 as compared with the nine months ended September 2003. These decreases are attributable to the increase in the interest rates resulting in lower levels of home purchases and refinancings. Service charges and fees on deposits increased $193,000 (16.8%) from the third quarter 2003 and $257,000 (7.6%) over the nine months ended September 30, 2003, primarily due to increases in NSF fees and ATM income, somewhat offset by decreases in service charges, all a result of the new retail checking accounts. Also, lower commercial cash processing fees resulted in an additional reduction to service charges. Retail investment income increased $92,000 (192.5%) over the third quarter 2003 and $123,000 (55.8%) over the nine months ended September 30, 2003, due to increased volume. Trust service fees increased $50,000 (51.1%) over the third quarter 2003 and $158,000 (64.0%) over the nine months ended September 30, 2004, also due to increased volume. Cash surrender value of bank owned life insurance increased $169,000 (83.5%) over the nine months ended September 30, 2003, due to additional insurance purchases in June and July of 2003. The decrease in the cash surrender value of life insurance of $10,000 (8.1%) for the third quarter of 2004 as compared with the third quarter of 2003, is due to lower interest rates.

Noninterest  Expense
--------------------

Noninterest expense for the three months ended September 30, 2004 decreased $826,000 (12.3%) as compared with the three months ended September 30, 2003 and $303,000 (1.7%) for the nine months ended September 30, 2004 as compared with the nine months ended September 30, 2003. Salary expense decreased $847,000 (22.1%) in the third quarter of 2004 compared to the third quarter of 2003 and decreased $1.2 million (12.3%) for the nine month period ended September 30, 2004 when compared to the nine months ended September 30, 2003. The decreases in salary expense for both the quarter and nine-month period are primarily the result of decreased mortgage commissions directly related to the reduction of secondary mortgage market volume. Employee benefits expense decreased $34,000 (4.72%) over the third quarter of 2003 and increased $153,000 (7.5%) over the first nine months of 2003. The decrease in the third quarter comparisons is primarily due to decreases in 401(K) expense, somewhat offset by increases in long term compensation expense and medical and dental insurance. The increase in the nine month comparisons is primarily due to increases in long term compensation expense, state unemployment tax, and medical and dental insurance, somewhat offset by reductions in 401(K) expense. The increase in occupancy expense of $53,000 (8.5%) over the third quarter of 2003 and $136,000 (7.6%) over the nine month ended September 30, 2003, is primarily due to operation of the Walton Way Operations Campus opened in February 2004, maintenance expenses related to the Cotton Exchange branch which opened in September 2004, and property taxes related to these operations and additional real estate purchases. The increase in other operating expenses of $614,000 (14.3%) over the nine months ended September 30, 2003 is primarily due to increases due to the new retail checking account program, an anticipated loss on a fraudulent mortgage loan, ATM processing fees due to higher volume levels, software maintenance agreements, external audit expenses, and cash item losses, somewhat offset by decreases in overdraft protection expense and contributions.

Income  Taxes
-------------

Income tax expense in the third quarter of 2004 totaled $1,139,000, an increase of $79,000 over the third quarter of 2003. Income tax expense of $3.2 million for the first nine months of 2004 reflects an increase of $83,000 over the comparable nine month period in 2003. The effective tax rate for the nine months ended September 30, 2004 and 2003 was 32.9% and 34.4%, respectively. The decrease in the effective tax rate is primarily due to an increase in tax-exempt income.

Asset  Quality
--------------

Table 1 shows the current and prior period amounts of non-performing assets. Non-performing assets were $2.7 million at September 30, 2004, compared to $3.1 million at December 31, 2003 and $2.6 million at September 30, 2003. The ratio of non-performing assets to total loans and other real estate was 0.57% at September 30, 2004, compared to 0.70% at December 31, 2003 and 0.63% at
September 30, 2003. The control and monitoring of non-performing assets continues to be a priority of management.

There were $8,000 of loans past due and still accruing at September 30, 2004. There were no loans past due 90 days or more and still accruing at December 31, 2003 and September 30, 2003.

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

When reviewing the allowance for loan losses, it is important to understand to whom the Company lends. At September 30, 2004, the loan portfolio is comprised of 78.28% real estate loans, of which 23.25% constitutes construction and acquisition and development loans. Commercial, financial and agricultural loans comprise 12.51%, and consumer loans comprise 9.21% of the portfolio.

While the Company has 78.28% of its loan portfolio secured by real estate loans, this percentage is not significantly higher than in previous years. Commercial real estate comprises 31.94% of the loan portfolio and is primarily owner occupied properties where the operations of the commercial entity provide the necessary cash flow to service the debt. For this portion of real estate loans, repayment is not dependent upon liquidation of the real estate. Construction and development (23.25%) has been an increasingly important portion of the real estate loan portfolio. The Company carefully monitors the loans in this category since the repayment of these loans is generally dependent upon the liquidation of the real estate and is impacted by national and local economic conditions. The residential category, 20.16% of the portfolio, represents those loans that the Company chooses to maintain in its portfolio rather than selling into the secondary market for marketing and competitive reasons. The residential held for sale category, 2.93% of the portfolio, comprises loans that are in the process of being sold into the secondary market. The credit has been approved by the investor and the interest rate locked so the Company takes no credit or interest rate risk with respect to these loans.

The Company has no large loan concentrations to individual borrowers or industries. Unsecured loans at September 30, 2004 were $9.1 million. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management's analysis of potential risk in the loan portfolio. Loans determined to be uncollectible are charged to the allowance for loan losses and subsequent recoveries are added to the allowance. A provision for losses in the amount of $493,000 was charged to expense for the quarter ended September 30, 2004 compared to $219,000 for the quarter ended September 30, 2003, and $1,013,000 for the nine months ended
September 30, 2004 compared to $1,125,000 for the nine months ended June 30, 2003. The provision was higher for the three month ended September 30, 2004 as compared with the three months ended September 30, 2003, due to reversals of loan loss provision in September 2003 to reflect lower levels of substandard loans and lower charge-offs. Despite the increase in loan volume, the loan loss provision decreased for the nine months ended September 30, 2004 as compared with the nine months ended September 30, 2003, due to improvement in the levels of Classified Watch rated debt.

At September 30, 2004 the ratio of allowance for loan losses to total loans was 1.61% compared to 1.69% at December 31, 2003 and 1.67% at September 30, 2003. Management considers the current allowance for loan losses appropriate based upon its analysis of the potential risk in the portfolio, although there can be no assurance that the assumptions underlying such analysis will continue to be correct.

Liquidity  and  Capital  Resources
----------------------------------

The Company's liquidity remains adequate to meet operating and loan funding requirements. The loan to deposit ratio at September 30, 2004 was 86.6% compared to 89.4% at December 31, 2003 and 87.0% at September 30, 2003. The
decrease in the loan to deposit ratio from December 31, 2003 and September 30, 2003 reflects the significant increase in deposits during the first nine months of 2004. Deposits at September 30, 2004 and December 31, 2003 include $35.0 million of brokered certificates of deposit. The Company has also utilized borrowings from the Federal Home Loan Bank. The Company maintains a line of credit with the Federal Home Loan Bank approximating 10% of the Bank's total assets. Federal Home Loan Bank advances are collateralized by eligible first mortgage loans, and commercial real estate loans. These borrowings totaled $40.0 million at September 30, 2004. The Company maintains repurchase lines of credit with SunTrust Robinson Humphrey, Atlanta, Georgia, for advances up to $20.0 million and with The Bankers Bank, Atlanta, Georgia, for advances up to $10.0 million of which no amounts were outstanding at September 30, 2004. The Company has a federal funds purchased accommodation with The Bankers Bank, Atlanta, Georgia, for advances up to $16.3 million and with SunTrust Bank, Atlanta, Georgia for advances up to $10.0 million. Additionally, liquidity needs can be satisfied by the structuring of the maturities of investment securities and the pricing and maturities on loans and deposits offered to customers. The Company also uses customer securities sold under repurchase agreements to fund growth. Securities sold under repurchase agreements were $40.9 million at September 30, 2004.

Shareholders' equity to total assets was 8.0% at September 30, 2004 compared to 8.3% at September 30, 2003 and 8.5% at December 31, 2003. The capital of the Company and the Bank exceeded all required regulatory guidelines at September 30, 2004. The Company's Tier 1 risk-based, total risk-based and leverage capital ratios were 10.44%, 11.69%, and 8.29%, respectively, at September 30, 2004. Table 2 which follows reflects the current regulatory capital levels in more detail, including comparisons to the regulatory minimums.

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

Unfunded commitments to extend credit where contract amounts represent potential credit risk totaled $122.7 million at September 30, 2004. These commitments are primarily at variable interest rates.

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

    Commitments and           Due in    Due in    Due in    Due in    Due in
Contractual Obligations       1 Year   2 Years   3 Years   4 Years   5 Years
---------------------------  --------  --------  --------  --------  --------
Lines of credit              $122,691         -         -         -         -
Lease agreements                  138       122       113         5         -
Deposits                      234,524   117,058    77,794    33,607    31,515
Securities sold under
  repurchase agreements        40,909         -         -         -         -
FHLB advances                       -     5,000     5,000         -         -
Other borrowings                1,000         -         -         -         -
                             --------  --------  --------  --------  --------
  Total commitments and
    contractual obligations  $399,262  $122,180  $ 82,907  $ 33,612  $ 31,515
                             ========  ========  ========  ========  ========

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

TABLE 1
-------

                        GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
                                  CONSOLIDATED FINANCIAL DATA
                                    (Dollars in Thousands)
                                        (Unaudited)

                                                        Nine Months Ended September 30
                                                        ------------------------------
PROFITABILITY                                              2004               2003
-------------                                              ----               ----

Return on average assets *                                1.30%                1.33%

Return on average equity *                               15.61%               15.81%

ALLOWANCE FOR LOAN LOSSES
-------------------------

Beginning balance, January 1                           $  7,278             $  6,534
Provision charged to expense                              1,013                1,125
Recoveries                                                  543                  462
Loans charged off                                        (1,248)              (1,147)
                                                     -----------           ----------
Ending balance, September 30                           $  7,586            $   6,974
                                                     ===========           =========-

NON-PERFORMING ASSETS        September 30, 2004    December 31, 2003    September 30, 2003
---------------------
Non-accrual loans            $    2,623            $   3,045            $    2,631
Other real estate owned              58                    5                     0
                             ----------            ---------            ----------
Total non-performing assets  $    2,681            $   3,050            $    2,631
                             ==========            =========            ==========


LOANS PAST DUE 90 DAYS OR
MORE AND STILL ACCRUING      $        8            $       0            $        0
                             ==========            =========            ==========

*  Annualized

TABLE  2
--------

                                  Georgia Bank Financial Corporation
                                                  and
                                     Georgia Bank & Trust Company
                                    Regulatory Capital Requirements
                                          September 30, 2004
                                         (Dollars in Thousands)


                                          Actual            Required           Excess
                                     Amount    Percent   Amount  Percent   Amount  Percent
                                     ----------------    ---------------   ---------------
Georgia Bank Financial Corporation

Risk-based capital:
   Tier 1 capital                    $56,923     10.44%  21,820     4.00%  35,103     6.44%
   Total capital                      63,751     11.69%  43,639     8.00%  20,112     3.69%
Tier 1 leverage ratio                 56,923      8.29%  27,482     4.00%  29,441     4.29%


Georgia Bank & Trust Company
Risk-based capital:
   Tier 1 capital                    $53,854      9.90%  21,757     4.00%  32,097     5.90%
   Total capital                      60,663     11.15%  43,514     8.00%  17,149     3.15%
Tier 1 leverage ratio                 53,854      7.86%  27,424     4.00%  26,430     3.86%

Item 3.  Quantitative  and  Qualitative  Disclosures  About  Market  Risk

As of September 30, 2004, there were no substantial changes in the interest rate sensitivity analysis or the sensitivity of market value of portfolio equity for various changes in interest rates calculated as of December 31, 2003. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company's audited consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2003 included in the Company's 2003 Annual Report on Form 10-K.

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

Item 2.   Unregistered  Sales  of  Equity  Securities  and  Use  of  Proceeds

          Issuer  Purchases  of  Equity  Securities

          The following table sets forth information regarding the Company's purchases of its common stock on a monthly basis during the third quarter of 2004.

-----------------------------------------------------------------------------------------
                                            Total Number of        Maximum Number (or
                                            Shares (or Units   Appropriate Dollar Value)
                       Total     Average   Purchased as Part   of Shares (or Units) that
                     Number of    Price       of Publicly         May Yet Be Purchased
                      Shares    Paid Per   Announced Plans or      Under the Plans or
    Period           Purchased    Share        Programs 1               Programs
-------------------  ---------  ---------  ------------------  --------------------------

July 1 through July
31, 2004                   200  $   28.25                 200                      99,800
-------------------  ---------  ---------  ------------------  --------------------------
August 1 through
August 31, 2004              -          -                   -                           -
-------------------  ---------  ---------  ------------------  --------------------------
September 1
through September
30, 2004                 2,000      28.20               2,000                      97,800
-------------------  ---------  ---------  ------------------  --------------------------
Total                    2,200      28.20               2,200                      97,800
===================  =========  =========  ==================  ==========================

          On April 15, 2004, the Company announced the commencement of a stock repurchase program, pursuant to which it will, from time to time, repurchase up to 100,000 shares of its outstanding stock. The program does not have a stated expiration date. No stock repurchase programs were terminated during the third quarter of 2004.


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

                                     GEORGIA BANK FINANCIAL CORPORATION



Date: November 3, 2004               By: /s/ Ronald L. Thigpen
      ----------------                  -----------------------------------
                                     Ronald L. Thigpen
                                     Executive Vice President, Chief
                                     Operating Officer (Duly Authorized
                                     Officer of Registrant and Principal
                                     Financial Officer)