Form 10-K
period 2004-12-31
GEORGIA BANK FINANCIAL CORP /GA
filed 2005-03-16
CIK 880116

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

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

The number of shares outstanding of the Registrant’s Common Stock, as of December 31, 2004 was 5,249,604.

The aggregate market value of the common stock held by non-affiliates of the Registrant, based on the last sale price of $26.50 per share on June 30, 2004, was approximately $74,839,127.

Certain portions of the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2005 (the “Proxy Statement”) filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934, as amended, are incorporated by reference into this Form 10-K. Other than those portions of the Proxy Statement specifically incorporated by reference pursuant to Items 10 through 13 of Part III hereof, no other portions of the Proxy Statement shall be deemed so incorporated.

Item 1. Description of Business

General

Georgia Bank Financial Corporation (the “Company”) is a Georgia corporation that is a bank holding company registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “BHCA”). The Company had total consolidated assets of $706.5 million, total deposits of $556.8 million and total stockholders’ equity of $59.0 million at December 31, 2004. Through its wholly-owned subsidiary, Georgia Bank & Trust Company of Augusta (the “Bank”), the Company operates a total of eight banking offices in the greater Augusta area in Richmond and Columbia Counties, Georgia. The Bank also has mortgage operations in Augusta, Georgia, and Savannah, Georgia. The Bank had mortgage operations in Nashville, Tennessee which were closed on December 31, 2004.

The Bank is community oriented and focuses primarily on offering real estate, commercial and consumer loans and various deposit and other services to individuals, small to medium sized businesses and professionals in its market area. The Bank is the largest locally owned and operated financial institution headquartered in Richmond and Columbia Counties. Each member of the Company’s management team is a banking professional with many years of experience in the Augusta market with this and other banking organizations. A large percentage of Bank management has worked together for many years. The Bank competes against the larger regional and super-regional banks operating in its market by emphasizing the stability and accessibility of its management, management’s long-term familiarity with the market, immediate local decision making and the pride of local ownership.

The Bank was organized by a group of local citizens from Richmond and Columbia Counties and commenced business from the main office location at 3530 Wheeler Road in Augusta on August 28, 1989. The Bank opened its first Augusta branch at 3111 Peach Orchard Road in December 1991 and its second Augusta branch at 1530 Walton Way in December 1992. The Bank became a subsidiary of the Company in February 1992 as a result of its holding company reorganization. The Company acquired FCS Financial Corporation and First Columbia Bank (“First Columbia”) on December 31, 1992. This allowed the Company to expand into neighboring Columbia County. In July 1993, First Columbia merged into the Bank, and the Bank now operates the former main office of First Columbia at 4105 Columbia Road, Martinez, Georgia as a branch. The Bank opened a second branch in Columbia County in November 1994 that is located in Evans, Georgia. In October 1995, the Bank opened its sixth banking office at 3133 Washington Road. The Bank opened a full service branch in May 2001 in Martinez, Georgia, the third Columbia County branch. In September 2004, the Bank opened its eighth banking office located in the Cotton Exchange historic building in downtown Augusta, Georgia.

The Bank was founded with an experienced management team, and that team has continued to expand with the growth of the Bank. The Bank’s President and Chief Executive Officer, R. Daniel Blanton, was involved in the organization of the Bank in 1988 and previously served with a predecessor to First Union National Bank, Georgia State Bank, for over thirteen years. With the acquisition of First Columbia, the Bank obtained its Executive Vice President and Chief Operating Officer, Ronald L. Thigpen, who had served as Chief Executive Officer of First Columbia since 1991, and before that served in various capacities with First Union National Bank and its predecessors. J. Pierce Blanchard, Jr., Executive Vice President-Business Development, joined the team in 1994. He previously served for six years as President of Citizens Bank & Trust Company in Evans, Georgia, and had prior experience with First Union National Bank and its predecessors. The Bank’s senior loan officer and Group Vice President, Tom C. McLaughlin, has been associated with the Bank for thirteen years, and worked previously with Mr. Blanton at Georgia State Bank, a predecessor to First Union National Bank. Regina W. Mobley, Group Vice President, Bank Operations has been with the Bank since the acquisition of First Columbia Bank. With over 27 years of bank operations experience, she previously served First Columbia Bank and C&S National Bank, as predecessor of Bank of America. The Bank’s senior credit officer and Group Vice President, James R. Riordan, Jr., joined the team in 2002. For the prior ten years, he served in various capacities with SunTrust Bank, Augusta, N. A., most recently as senior lending officer. He has 18 years of bank lending and credit administration experience. Jay Forrester, Senior Vice President, Retail Banking, has been associated with the Bank since 1995. He previously served as Vice President, Commercial Lending for C & S National Bank and NationsBank, predecessors of Bank of America. In September 2004, Robert C. Osborne, Jr., joined the Bank as Executive Vice President and head of the Wealth Management area. For the prior twenty-eight years, he was associated with Wachovia Corporation in Atlanta and Augusta, most recently as head of their Wealth Management unit in Augusta.

Market Area

The Bank’s market area includes Richmond and Columbia Counties and is centered in West Augusta. This area represents a significant portion of the Augusta-Richmond County, GA-SC metropolitan area. Augusta-Richmond County, GA-SC is one of 15 metropolitan statistical areas (MSA) in Georgia and its 2003 population of 340,048 ranked 2nd in Georgia. The Augusta market area has a diversified economy based principally on government, transportation, public utilities, health care, manufacturing, construction, and wholesale and retail trade. Augusta is one of the leading medical centers in the Southeast. Significant medical facilities include the Medical College of Georgia, the University Hospital, Veteran’s Administration Hospital, Dwight D. Eisenhower Hospital, Gracewood State School and Hospital, Doctors’ Hospital and St. Joseph’s Hospital. Other major employers in the Augusta market area include the Fort Gordon military installation, E-Z Go (golf car manufacturer), International Paper Company (bleached paper board manufacturer), Thermal Ceramics (insulating material manufacturer), President Baking Company (cookie manufacturer), John Deere (tractor manufacturer) and Club Car (golf car manufacturer). The area is served by Interstate 20, which connects it to Atlanta, 140 miles to the west and Columbia, South Carolina, 70 miles to the east. Augusta is also served by a major commercial airport (Bush Field) and a commuter airport (Daniel Field). The average unemployment rate for the Augusta-Richmond County MSA was 5.0% in 2003. Between June 2003 and June 2004 (the latest date for which FDIC information is available), total commercial bank and thrift deposits in Richmond County increased 4.5% from $2.2 billion to $2.3 billion, and total commercial bank and thrift deposits in Columbia County increased 2.2% from $889.2 million to $909.0 million. Based on data reported as of June 30, 2004, the Bank has 15.78% of all deposits in Richmond County and 19.51% in Columbia County. In both Richmond and Columbia Counties, the Bank has 16.84% of all deposits and is the second largest depository institution. The demographic information as presented above is based upon information and estimates provided by the Selig Center for Economic Growth at the University of Georgia, Georgia Department of Labor and the Federal Deposit Insurance Corporation.

Lending Activities

General

The Bank offers a wide range of lending services, including real estate, commercial and consumer loans, to individuals, small to medium-sized businesses and professionals that are located in, or conduct a substantial portion of their business in, the Bank’s market area. The Bank’s total loans at December 31, 2004, were $494.2 million, or 74.5% of total interest-earning assets. An analysis of the composition of the Bank’s loan portfolio is set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Composition of Loan Portfolio.”

Real Estate Loans. Loans secured by real estate are the primary component of the Bank’s loan portfolio, constituting $393.3 million, or 79.6% of the Bank’s total loans, at December 31, 2004. These loans consist of commercial real estate loans, construction and development loans, residential real estate loans, and home equity loans.

Commercial Real Estate Loans. At December 31, 2004, the Bank held $155.1 million of commercial real estate loans of various sizes secured by office buildings, retail establishments, and other types of property. These commercial real estate loans represented 31.4% of the Bank’s total loans at December 31, 2004. Loan terms are generally limited to five years and often do not exceed three years, although the installment payments may be structured on a 20-year amortization basis with a balloon payment at maturity. Interest rates may be fixed or adjustable. The Bank generally charges an origination fee. Management attempts to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 80%. In addition, the Bank requires personal guarantees from the principal owners of the property supported with an analysis by the Bank of the guarantors’ personal financial statements in connection with a substantial majority of such loans. A number of the loans classified as commercial real estate loans are, in fact, commercial loans for which a security interest in real estate has been taken as additional collateral. These loans are subject to underwriting as commercial loans as described below.

Construction and Development Loans. Construction and development real estate loans comprise $127.3 million, or 25.8% of the Bank’s total loans at December 31, 2004. A construction and development loan portfolio presents special problems and risks, requiring additional administration and monitoring. This is necessary since most loans are originated as lines of credit and draws under the line require specific activities which add value to the asset, such as progress on the completion of a building or the placement of utilities and roads in a development. This requires specialized knowledge on the part of our personnel to appraise and evaluate that progress, hence the higher level of administration and monitoring. The level of construction and development loans are representative of the character of the Bank’s market. The Bank subjects this type of loan to underwriting criteria that include: certified appraisal and valuation of collateral; loan-to-value margins (typically not exceeding 75%); cash equity requirements; evaluations of borrowers’ cash flows and alternative sources of repayment; and a determination that the market is able to absorb the project on schedule.

To further reduce the risk related to construction and development loans, the Bank generally relies upon the long-standing relationships between its loan officers and the developer/contractor borrowers. In most cases, these relationships exceed ten years. The Bank targets seasoned developers and contractors who have experience in the local market. Various members of the Bank’s Board of Directors have close contacts with the construction industry: Robert W. Pollard, Jr. owns and operates a lumber manufacturing company; E. G. Meybohm owns the largest local real estate brokerage firm; Larry S. Prather owns a utility and grading company and William J. Badger owns and operates a building supply company. Through these connections to the industry, the Bank attempts to monitor current economic conditions in the marketplace for residential real estate, and the financial standing and on-going reputation of its construction and development borrowers.

Infrastructure development loans are generally made with an initial maturity of one year, although the Bank may renew the loan for up to two additional one-year terms to allow the developer to complete the sale of the lots comprising the property before requiring the payment of the related loan. These loans typically bear interest at a floating rate and the Bank typically charges an origination fee. These loans are repaid, interest only, on a monthly or quarterly basis until sales of lots begin, and then principal payments are made as each lot is sold at a rate allowing the Bank to be repaid in full by the time 75% of the lots have been sold. In order to reduce the credit risk associated with these loans, the Bank requires the project’s loan to value ratio (on an as completed basis) to be not more than 70%. The Bank experienced $14,000 in net loan charge-offs on these loans during 2004.

Residential construction loans are typically made for homes with a completed value in the range of $110,000 to $500,000. Loans for the lower-value homes are typically made for a term of six months, while loans for the larger homes are typically made for a term of nine to twelve months. Typically, these loans bear interest at a floating rate and the Bank collects an origination fee. The Bank may renew these loans for one additional term (equal to the original term) to allow the contractor time to market the home. In order to reduce the credit risk with respect to these loans, the Bank restricts the loans that are made for homes being built on a speculative basis, carefully manages its aggregate lending relationship with each borrower, and requires approval of the Loan Committee of the Board of Directors to lend more than $500,000 in the aggregate to any borrower and its related interests.

Residential Loans. The Bank originates, on a selective basis, residential loans for its portfolio on single-and multi-family properties, both owner-occupied and non-owner-occupied. At December 31, 2004, the Bank held $96.1 million of such loans, including home equity loans, representing 19.5% of the Bank’s loan portfolio, as compared to $83.7 million, or 19.3% of the Bank’s loan portfolio at December 31, 2003. There has been little growth in Residential Loans as most mortgage loans are sold in the secondary market. This portfolio includes, typically 15 or 30-year adjustable rate mortgage loans whose terms mirror those prevalent in the secondary market for mortgage loans or, less typically, floating rate non-amortized term loans for purposes other than acquisition of the underlying residential property. A limited number of fixed rate loans are maintained in the portfolio when there are compelling market reasons to do so. Generally, all fixed rate residential loans are sold into the secondary market. In the case of home equity loans and lines of credit, the underwriting criteria are the same as applied by the Bank when making a first mortgage loan, as described above. Home equity lines of credit typically expire ten years after their origination.

The Bank also originates residential loans for sale into the secondary market, an activity that began with the acquisition of First Columbia. Residential real estate lending for the purpose of sale of such loans was further expanded with the acquisition of Georgia Union Mortgage Company in May of 1997. The Bank further expanded its secondary market mortgage operations in June 2000 with the addition of experienced mortgage staff. The Bank moved its mortgage department from the Martinez Branch to its facilities located in the Operations Complex at 3515 Wheeler Road to accommodate this expansion. In September of 2000, the Bank acquired the mortgage origination offices of Prime Lending in Savannah, Georgia. In April of 2001, the Bank acquired the mortgage origination office of Prime Lending in Nashville, Tennessee, and subsequently closed the office in December 2004 since it was no longer profitable. The addition of experienced mortgage personnel well known to our management staff provides an opportunity to participate in the dynamic Savannah market. The Bank originates both fixed and variable rate residential mortgage loans for sale with servicing released. Loans originated for sale into the secondary market are approved for purchase by an investor prior to closing and the Bank takes no credit or interest rate risk with respect to these loans. The Bank generates loan origination fees, typically ranging from 1.0% to 1.5% of the loan balance, and servicing release fees, generally ranging from 0.25% to 0.75% of the loan balance, both of which are recognized as income when the loan is sold. The Bank limits interest rate and credit risk on these loans by locking the interest rate for each loan with the secondary investor and receiving the investor’s underwriting approval prior to originating the loan. The Bank had $14.8 million of such loans at December 31, 2004, representing 3.0% of the Bank’s total loans.

Commercial Loans. The Bank makes loans for commercial purposes to various types of businesses. At December 31, 2004, the Bank held $59.6 million of these loans, representing 12.1% of the total loan portfolio, excluding for these purposes commercial loans secured by real estate. See “Real Estate Loans.” Equipment loans are made for a term of up to five years (more typically three years) at fixed or variable rates, with the loan being fully amortized over the term and secured by the financed equipment with a loan-to-value ratio based on the overall relationship and credit worthiness of the customer. Working capital loans are made for a term typically not exceeding one year. These loans are usually secured by accounts receivable or inventory, and principal is either repaid as the assets securing the loan are converted into cash, or principal is due at maturity.

The Bank experienced net loan charge-offs on commercial loans of $283,000 during 2004 and $249,000 during 2003.

Consumer Loans. The Bank makes a variety of loans to individuals for personal and household purposes, including secured and unsecured installment and term loans, and revolving lines of credit such as overdraft protection. At December 31, 2004, the Bank held $41.2 million of consumer loans, representing 8.3% of total loans. These loans typically carry balances of less than $25,000 and earn interest at a fixed rate. Non-revolving loans are either amortized over a period not exceeding 60 months or are ninety-day term loans. Revolving loans require monthly payments of interest and a portion of the principal balance (typically 2 to 3% of the outstanding balance). The Bank entered the indirect lending business in 1997 and currently purchases sales finance contracts from dealers for new and used automobiles and home improvements. At December 31, 2004, indirect loans outstanding totaled $16.4 million. The Bank experienced net loan charge-offs on consumer loans of $595,000 during 2004 and $624,000 during 2003.

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

The Bank has a loan review procedure involving multiple officers of the Bank which is designed to promote early identification of credit quality problems. All loan officers are charged with the responsibility of rating all their loans and reviewing those loans on a periodic basis, the frequency of which increases as the quality of the loans decreases. The Bank’s Senior Vice President of Credit Administration is charged with the responsibility of ensuring that all lending relationships of $400,000 and above are reviewed annually. In addition, the Credit Administration Department is involved in the analysis of all loans that require Directors Loan Committee approval.

Deposits

The Bank offers a variety of deposit programs to individuals and to small to medium-sized businesses and other organizations at interest rates generally consistent with local market conditions. The following table sets forth the mix of depository accounts at the Bank as a percentage of total deposits at the dates indicated.

Deposit Mix

12/31/2004

Noninterest-bearing demand	$80,798,355	14.51%
Interest checking	80,417,657	14.44%
Money management	25,142,955	4.52%
Savings	225,533,029	40.51%
Time deposits
Under $100,000	38,056,932	6.83%
$100,00 and over	106,835,743	19.19%

	$556,784,671	100.00%

The Bank accepts deposits at its main office and seven branch banking offices, each of which maintains an automated teller machine. The Bank is a member of the “STAR” network of automated teller machines, which permits Bank customers to perform certain transactions in many cities throughout Georgia and other regions. The Bank controls deposit volumes primarily through the pricing of deposits and to a certain extent through promotional activities such as “free checking”. The Bank also utilizes other sources of funding, specifically repurchase agreements and Federal Home Loan Bank borrowings and brokered certificates of deposit. Deposit rates are set weekly by executive management of the Bank. Management believes that the rates it offers are competitive with, or in some cases, slightly above those offered by other institutions in the Bank’s market area. The Bank does not actively solicit deposits outside of its market area.

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

Employees

The Company had approximately 252 full-time equivalent employees at December 31, 2004. The Company maintains training, educational and affirmative action programs designed to prepare employees for positions of increasing responsibility in both management and operations, and provides a variety of benefit programs, including group life, health, accident and other insurance and retirement plans. None of the Company’s employees are covered by a collective bargaining agreement, and the Company believes its employee relations are generally good.

Supervision and Regulation

Both the Company and the Bank are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws generally are intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

The Company

Because the Company owns all of the capital stock of the Bank, it is a bank holding company under the federal Bank Holding Company Act of 1956. As a result, the Company is primarily subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve. As a bank holding company located in Georgia, the Georgia Department of Banking and Finance also regulates and monitors all significant aspects of the Company’s operations.

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

Support of Subsidiary Institutions. Under Federal Reserve policy, the Company is expected to act as a source of financial strength for the Bank and to commit resources to support the Bank. This support may be required at times when, without this Federal Reserve policy, the Company might not be inclined to provide it. In addition, any capital loans made by the Company to the Bank will be repaid only after the Bank’s deposits and various other obligations are repaid in full. In the unlikely event of the Company’s bankruptcy, any commitment by it to a federal bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

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

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of the other categories. At December 31, 2004, the Bank qualified for the well-capitalized category.

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

FDIC Insurance Assessments. The FDIC has adopted a risk-based assessment system for insured depository institutions’ that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution’s primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.44 basis points of assessable deposits for the first quarter of 2005.

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2004, the Bank’s ratio of total capital to risk-weighted assets was 11.58% and our ratio of Tier 1 Capital to risk-weighted assets was 10.33%.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2004, our leverage ratio was 8.38%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

The Bank declared $2.0 million in cash dividends payable to the Company in 2004 and 2003. No cash dividends were declared in 2002. The Company has reached a level of maturity evidenced by long-term financial performance and stability that resulted in the January 21, 2004 declaration of its first quarterly cash dividend of $0.13 per share. Subsequently, on April 14, 2004, July 21, 2004, and October 20, 2004 the Company declared cash dividends of $0.13 per share, which totalled $2,728,829. The Company paid a 10% stock dividend on August 29, 2003 and a 2:1 stock split on November 21, 2003.

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

Consumer Credit Reporting

On December 4, 2003, the President signed the Fair and Accurate Credit Transactions Act (the “FAIR Act”), amending the federal Fair Credit Reporting Act (the FCRA). These amendments to the FCRA (the “FCRA Amendments”) became effective in 2004.

The FCRA Amendments include, among other things:

•	requirements for financial institutions to develop policies and procedures to identify potential identity theft and, upon the request of the consumer place a fraud alert in the consumer’s credit file stating that the consumer, may be the victim of identity theft or other fraud;

•	for entities that furnish information to consumer reporting agencies (which would include the Bank), new requirements to implement procedures and policies regarding the accuracy and integrity of the furnished information and regarding the correction of previously furnished information that is later determined to be inaccurate; and

•	a requirement for mortgage lenders to disclose credit scores to consumers.

The FCRA Amendments also prohibit a business that receives consumer information from an affiliate from using that information for marketing purposes unless the consumer is first provided a notice and an opportunity to direct the business not to use the information for such marketing purposes (the “opt-out”), subject to certain exceptions. While the FCRA Amendments limit the Company’s ability to share information with its affiliates for marketing purposes, the actual impact of these limitations depends on the extent to which our customers elect to prohibit the use of their personal information for marketing purposes.

Anti-Terrorism Legislation

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT Act) imposes requirements and limitations on specified financial transactions and account relationships, intended to guard against money laundering and terrorism. The Bank has established a customer identification program pursuant to the “know your customer” rules contained in Section 326 of the USA PATRIOT Act.

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

Item 2. Description of Property

The Company currently operates a main office, seven branches and an operations center housed in a series of buildings adjacent to the main office. The principal administrative offices of the Company are located at 3530 Wheeler Road, Augusta, Georgia. The main office and four branch offices are located in Augusta, Georgia, two branches are located in Martinez, Georgia and one branch is located in Evans, Georgia.

Each banking office is a brick building with a teller line, customer service area, offices for the Bank’s lenders, drive-in teller lanes, a vault with safe deposit boxes, and a walk-up or drive-up automated teller machine. The banking offices are generally 3,000 to 5,000 square foot buildings. Exceptions are the main office with approximately 14,000 square feet, the Washington Road branch with 1,800 square feet, and the newly renovated Cotton Exchange branch with 7,500 square feet of space. The Cotton Exchange which is listed in the National Register of Historic Places and located in downtown Augusta, Georgia was acquired in August 2003. It was fully renovated while preserving the old artifacts and historical setting and opened as a full-service banking office in September 2004. The Washington Road branch, previously converted to a drive through only facility, was subsequently reopened in February 2005 as a full-service banking office.

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

The Company’s automated teller machine network includes four drive-up machines located in major retail shopping areas, one walk up machine located in an office building, as well as machines located in all branch offices.

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

Item 4. Submission of Matters to a Vote of Shareholders

There were no matters submitted to a vote of the shareholders of the Company during the fourth quarter of the Company’s fiscal year ended December 31, 2004.

PART II

Item 5. Market for the Company’s Common Equity and Related Stockholder Matters

As of March 4, 2005, there were approximately 716 holders of record of the Company’s common stock. As of March 4, 2005, there were 5,256,807 shares of the Company’s common stock outstanding. Transactions in the Company’s common stock are generally negotiated through UBS Financial Services and Robinson-Humphrey/Soloman Smith Barney Company, Inc. Both firms make a market in the common stock of the Company via the over-the-counter bulletin board. The following table reflects the range of high and low bid quotations, adjusted for stock dividends and splits, in the Company’s common stock for the past two years:

Georgia Bank Financial Corporation Stock Price

Quarter ended	Low	High
March 31, 2003	$19.32	$20.11
June 30, 2003	20.00	23.64
September 30, 2003	22.95	27.00
December 31, 2003	26.30	34.00

March 31, 2004	25.10	29.25
June 30, 2004	26.25	28.88
September 30, 2004	26.50	28.50
December 31, 2004	27.75	29.25

Period ended
March 4, 2005	29.00	35.00

No cash dividends were paid on the common stock of the Company in 2003. The Company declared cash dividends of $0.13 per share on January 21, 2004, April 14, 2004, July 21, 2004, and October 20, 2004. The Company currently has no source of income other than dividends and other payments received from the Bank. The amount of dividends that may be paid by the Bank to the Company depends upon the Bank’s earnings and capital position and is limited by federal and state law, regulations and policies.

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

The Company did not repurchase any of its securities during the fourth quarter of 2004.

Item 6. Selected Consolidated Financial Data

	2004	2003	2002	2001	2000
	(Dollars in thousands, except per share data)
Earnings
Total interest income	$35,350	$32,337	$31,370	$32,561	$29,863
Total interest expense	9,670	9,685	11,160	15,249	14,670
Net interest income	25,680	22,652	20,210	17,312	15,193
Provision for loan losses	1,588	1,694	2,414	1,825	1,063
Noninterest income	12,461	14,522	11,587	7,970	4,232
Noninterest expense	23,744	23,564	20,278	16,795	12,455
Net income	8,704	7,933	6,010	4,561	4,002

Per Share Data
Net income - Diluted	$1.63	$1.48	$1.13	$0.86	$0.76
Book value	11.08	10.02	8.78	7.58	6.53
Weighted average common and common equivalent shares outstanding	5,323,924	5,359,815	5,327,286	5,275,745	5,267,718

Selected Average Balances
Assets	$673,805	$604,585	$526,337	$449,322	$372,233
Loans (net of unearned income)	464,769	420,023	363,624	315,003	261,869
Deposits	528,167	465,868	403,992	348,706	299,548
Stockholders’ equity	56,161	50,789	43,090	37,405	31,805

Selected Year-End Balances
Assets	$706,517	$630,633	$569,832	$481,544	$405,791
Loans (net of unearned income)	494,170	432,679	396,699	339,670	283,573
Allowance for loan losses	7,930	7,278	6,534	5,109	4,143
Deposits	556,785	483,952	439,557	369,149	310,928
Other borrowings	85,481	87,769	78,988	68,456	57,046
Stockholders’ equity	58,980	53,689	46,748	39,999	34,384

Selected Ratios
Return on average total assets	1.29%	1.31%	1.14%	1.02%	1.08%
Return on average equity	15.50%	15.62%	13.95%	12.19%	12.58%
Average earning assets to average total assets	93.56%	94.57%	94.86%	93.38%	93.71%
Average loans to average deposits	88.00%	90.16%	90.01%	90.33%	87.72%
Average equity to average total assets	8.33%	8.40%	8.19%	8.32%	8.56%
Net interest margin	4.08%	3.97%	4.04%	4.13%	4.36%
Operating efficiency	62.09%	63.04%	64.02%	66.42%	63.92%
Net charge-offs to average loans	0.20%	0.23%	0.27%	0.27%	0.20%
Allowance for loan losses to net loans (year-end)	1.60%	1.68%	1.65%	1.50%	1.46%
Risk-based capital
Tier 1 capital	10.33%	10.33%	10.15%	10.05%	11.09%
Total capital	11.58%	11.58%	11.40%	11.30%	12.34%
Tier 1 leverage ratio	8.38%	8.40%	7.96%	8.02%	8.67%

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

Overview

The Bank was organized by a group of local citizens and commenced business on August 28, 1989. It began operations with one branch. Today, the Bank operates eight full service branches in Richmond and Columbia counties in Augusta, Martinez, and Evans, Georgia. The Bank operates two mortgage origination offices in Augusta, Georgia, and Savannah, Georgia. The Savannah, Georgia office also offers construction lending services. Bank and mortgage operations are located in Augusta, Georgia in two operations campuses located in close proximity to the main office in Augusta, Georgia. Trust and retail investment services are located in the main office. The Bank is Augusta’s largest community banking company.

Richmond and Columbia counties have a diversified economy based primarily on government, transportation, public utilities, health care, manufacturing, construction, and wholesale and retail trade. Augusta is one of the leading medical centers in the Southeast. The 2003 population of the Augusta-Richmond County, GA-SC metropolitan area was 340,048, the second largest in Georgia.

The Bank’s services include the origination of residential and commercial real estate loans, construction and development loans, and commercial and consumer loans. The Bank also offers a variety of deposit programs, including noninterest-bearing demand, interest checking, money management, savings, and time deposits. In both Richmond and Columbia counties, the Bank had 16.84% of all deposits and was the second largest depository institution at June 30, 2004, as cited from the Federal Deposit Insurance Corporation’s website. Securities sold under repurchase agreements are also offered. Additional services include trust, retail investment, and mortgage. As a matter of practice, most mortgage loans are sold in the secondary market; however, some mortgage loans are placed in the portfolio based on marketing and balance sheet considerations. The Bank continues to concentrate on increasing its market share through various new deposit and loan products and other financial services and by focusing on the customer relationship management philosophy. The Bank is committed to building life-long relationships with its customers, employees, shareholders, and the communities it serves.

The Bank’s primary source of income is from its lending activities followed by income from its investment activities, gain on sale of mortgage loans in the secondary market, and service charges and fees on deposits. Secondary market gains decreased from the prior year as mortgage volumes slowed due to decreased refinancing activity and the rise in interest rates. Both trust service fees and retail investment income made record highs this year as the Bank began to focus on the expansion of the wealth management area. The increase in cash surrender value of bank-owned life insurance continues to be another significant source of income to the Bank.

The Bank has experienced steady growth. Over the past five years, assets grew from $405.8 million at December 31, 2000 to $706.5 million at December 31, 2004. From year end 2000 to year end 2004, loans increased $210.6 million, and deposits increased $245.9 million. Also, from 2000 to 2004 return on average equity increased from 12.58% to 15.50% and return on average assets increased from 1.08% to 1.29%. Net income for the year ended 2000 was $4.0 million compared to net income of $8.7 million at year end 2004. The Company has reached a level of maturity evidenced by long-term financial performance and stability that resulted in cash dividends of $0.13 per share paid for each quarter of 2004.

The Bank meets its liquidity needs by managing cash and due from banks, federal funds purchased and sold, maturity of investment securities, paydowns from mortgage backed securities, and draws on lines of credit. Additionally, liquidity can be managed through structuring deposit and loan maturities. The Bank funds loan and investment growth with core deposits, securities sold under repurchase agreements and wholesale borrowings. During inflationary periods, interest rates generally increase. When interest rates rise, variable rate loans and investments produce higher earnings, however, deposit and other borrowings interest expense and operating expenses also rise. The Bank monitors its interest rate risk as it applies to income in a ramp up and down annually 200 basis points (2%) scenario and as it applies to economic value of equity in a shock up and down 200 (2%) basis points scenario. The Bank monitors operating expenses through responsibility center budgeting. See “Interest Rate Sensitivity” below.

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

The allowance for loan losses is established through a provision for loan losses charged to expense. As a result, the subjective elements of the establishment of the allowance, which are described below, affect the Company’s earnings directly. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Subsequent recoveries are added to the allowance. The allowance is an amount that management believes will be adequate to absorb losses on existing loans that become uncollectible, based on evaluations of the collectibility of loans. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, historical loss rates, overall portfolio quality, review of specific problem loans, and current economic conditions and trends that may affect a borrower’s ability to repay.

The Company segments its allowance for loan losses into the following five major categories: 1) identified losses for impaired loans; 2) general reserves for Classified/Watch loans; 3) general reserves for loans with satisfactory ratings; 4) general reserves based on economic and market risk qualitative factors, and 5) an unallocated amount. Risk ratings are initially assigned in accordance with the Bank’s loan and collection policy. An organizationally independent department reviews grade assignments on an ongoing basis. Management reviews current information and events regarding a borrowers’ financial condition and strengths, cash flows available for debt repayment, the related collateral supporting the loan and the effects of known and expected economic conditions. When the evaluation reflects a greater than normal risk associated with the individual loan, management classifies the loan accordingly. If the loan is determined to be impaired, management allocates a portion of the allowance for loan losses for that loan based upon the present value of future cash flows discounted at the loan’s effective interest rate, the fair value of the collateral as the measure for the amount of the impairment or regulatory guidance. Impairment losses are included in the allowance for loan losses through a charge to the provision for losses on loans. Subsequent recoveries are added to the allowance for loan losses. Cash receipts for accruing loans are applied to principal and interest under the contractual terms of the loan agreement. Cash receipts on impaired loans for which the accrual of interest has been discontinued are applied first to principal and then to interest income. Impaired and Classified/Watch loans are aggressively monitored. The reserves for loans rated satisfactory are further subdivided into various types of loans as defined by call report codes. The qualitative factors are based upon economic, market and industry conditions that are specific to the Company’s local two county markets. These qualitative factors include, but are not limited to, national and local economic conditions, bankruptcy trends, unemployment trends, loan concentrations, dependency upon government installations and facilities, and competitive factors in the local market. These allocations for the qualitative factors are included in the various individual components of the allowance for loan losses. The qualitative factors are subjective in nature and require considerable judgment on the part of the Bank’s management. However, it is the Bank’s opinion that these factors do represent uncertainties in the Bank’s business environment that must be factored into the Bank’s analysis of the allowance for loan losses. The Bank is committed to developing more historical data in the future to reduce the dependence on these qualitative factors. The unallocated component of the allowance is established for losses that specifically exist in the remainder of the portfolio, but have yet to be identified.

Management believes that the allowance for loan losses is adequate. While the Company has 79.6% of its loan portfolio secured by real estate loans, this percentage is not significantly higher than in previous years. Commercial real estate comprises 31.4% of the loan portfolio and is primarily owner occupied properties where the operations of the commercial entity provide the necessary cash flow to service the debt. For this portion of real estate loans, repayment is not dependent upon liquidation of the real estate. Construction and development (25.8%) has been an increasingly important portion of the real estate loan portfolio. The Company carefully monitors the loans in this category since the repayment of these loans is generally dependent upon the liquidation of the real estate and is impacted by national and local economic conditions. The residential category represents those loans that the Company chooses to maintain in its portfolio rather than selling into the secondary market for marketing and competitive reasons. The residential held for sale comprises loans that are in the process of being sold into the secondary market. The credit has been approved by the investor and the interest rate locked so the Company takes no credit or interest rate risk with respect to these loans. The Company has no large loan concentrations to individual borrowers or industries. Only 8.3% of the Company’s portfolio consists of consumer loans. Unsecured loans at December 31, 2004 were $9.4 million. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Please see “Provision for Loan Losses, Net Charge-offs, and Allowance for Loan Losses” and “Non-Performing Assets” for a further discussion of the Company’s loans, loss experience, and methodology in determining the allowance.

Results of Operations

The Company achieved record income of $8.7 million in 2004, a 9.7% increase over 2003. Interest income on loans, including loan fees, was the principal contributor, representing an increase of $2.4 million over 2003. This was the result of $61.5 million in loan growth for the Company in 2004. Gain on sales of mortgage loans decreased $3.2 million in 2004 as a result of decreases in both home purchases and mortgage refinancing. Even though investment securities at December 31, 2004 were $418,000 less than 2003, the annual average balance for investments increased $16.9 million in 2004 resulting in a $634,000 increase in interest income. Additionally, securities at low interest rates were sold at a loss to increase future income by purchasing higher rate investments. This loss on sale of investments coupled with calls on high interest rate investments resulted in net investment losses of $102,000.

The Company had deposit growth of $72.8 million, or 15.1% in 2004. Despite the higher deposit volume, deposit interest expense remained flat in 2004 when compared to 2003 due to a lower interest rate environment. The Company gained additional low cost funding with the introduction of new retail checking products in 2004. Other funding sources utilized are wholesale borrowings, including Federal Home Loan Bank borrowings and brokered CDs, which totaled $74.9 million at year end. The Company was in a $12.3 million federal funds sold position at 2004 year end, as compared to a $10.4 million federal funds purchased position at 2003 year end. Noninterest expense only increased $180,000 or 0.8% in 2004. Contributing factors include a $779,000 decrease in salaries, the result of lower commissions and bonuses related to the gain on sales of mortgage loans in the secondary market, offset by a $729,000 increase in other operating expenses. Additionally, the Company experienced a $228,000 increase in occupancy expenses related to the opening of the Cotton Exchange branch and additional operational facilities. The Company continues to monitor operating expenses and uses responsibility center budgeting to assist in this endeavor. The operating efficiency ratio of 62.09% in 2004 is a decrease of .95% from 2003. The Company maintains its focus on increasing wealth management services. The results were record years for trust services fees and retail investment income with increases of $201,000 (57.0%) and $165,000 (58.9%), respectively. Total assets increased $75.9 million, or 12.0%, in 2004 compared to 2003, primarily due to loan and investment growth.

The earnings performance of the Company is reflected in its return on average assets and average equity of 1.29% and 15.50%, respectively, during 2004 compared to 1.31% and 15.62%, respectively, during 2003. The return on average assets and average equity was 1.14% and 13.95%, respectively, in 2002. Basic net income per share on weighted average common shares outstanding improved to $1.66 in 2004 compared to $1.51 in 2003 and $1.15 in 2002. Diluted net income per share on weighted average common and common equivalent shares outstanding improved to $1.63 in 2004 compared to $1.48 in 2003 and $1.13 in 2002. Cash dividends of $0.13 per share were paid for each quarter of 2004. A 10% stock dividend was paid on August 29, 2003 and a 2:1 stock split was paid November 21, 2003.

Net Interest Income

The primary source of earnings for the Company is net interest income, which is the difference between income on interest-earning assets, such as loans and investment securities, and interest expense incurre on interest-bearing sources of funds, such as deposits and borrowings. The following table shows the average balances of interest-earning assets and interest-bearing liabilities, average yields earned and rates paid on those respective balances, and the resulting interest income and interest expense for the periods indicated:

Average Balances, Income and Expenses, Yields and Rates

	Year Ended December 31, 2004			Year Ended December 31, 2003
	Average Amount	Average Yield or Rate	Amount Paid or Earned	Average Amount	Average Yield or Rate	Amount Paid or Earned
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans	$464,769	6.08%	$28,235	$420,023	6.15%	$25,840
Investments
Taxable	146,660	4.43%	6,495	131,532	4.50%	5,914
Tax-exempt	13,613	4.00%	544	11,810	4.16%	491
Federal funds sold	5,211	1.40%	73	8,088	1.09%	88
Interest-bearing deposits in other banks	163	1.84%	3	305	1.31%	4

Total interest-earning assets	630,416	5.61%	$35,350	571,758	5.66%	$32,337

Cash and due from banks	15,601			13,230
Premises and equipment	16,577			13,899
Other	18,723			12,706
Allowance for loan losses	(7,512)			(7,008)

Total assets	$673,805			$604,585

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW Accounts	$75,866	0.54%	$407	$64,006	0.55%	$353
Savings and money management accounts	236,306	1.54%	3,650	206,295	1.68%	3,461
Time deposits	137,238	2.31%	3,165	125,809	2.73%	3,437
Federal funds purchased / securities sold under repurchase agreements	46,541	1.40%	651	47,204	1.37%	646
Other borrowings	37,488	4.79%	1,797	35,678	5.01%	1,788

Total interest-bearing liabilities	533,439	1.81%	9,670	478,992	2.02%	9,685

Noninterest-bearing demand deposits	78,757			69,758
Other liabilities	5,447			5,049
Stockholders’ equity	56,162			50,786

Total liabilities and stockholders’ equity	$673,805			$604,585

Net interest spread		3.80%			3.63%
Benefit of noninterest sources		0.28%			0.34%
Net interest margin/income		4.08%	$25,680		3.97%	$22,652

The increase in average loans of $44.7 million and the increase in average investments of $16.9 million were funded by increases in average deposits of $62.3 million and Federal Home Loan Bank borrowings of $1.7 million. For 2004, average total assets were $673.8 million, an 11.5% increase over 2003. Average interest-earning assets for 2004 were $630.4 million, or 93.6% of average total assets.

Interest income is the largest contributor to income. Interest income on loans, including loan fees, increased $2.4 million from 2003 to $28.2 million. The increase in loan interest income resulted from increased loan volume, despite the lower interest rate environment in 2004. Investment income also increased as a result of volume, even with slightly lower investment yields in 2004. Interest expense on increased volumes of interest-bearing liabilities was offset by lower interest rates resulting in flat interest expense of $9.7 million in 2004 and 2003. The overall result was an increase in net interest income of $3.0 million or 13.4% in 2004 from 2003. Average yields on interest-earning assets decreased to 5.61% in 2004, compared to 5.66% in 2003.

Net interest income increased $2.4 million in 2003 compared to 2002 as a result of the growth in the volume of average earning assets somewhat offset by a decrease in interest rates. Interest earning assets averaged $571.8 million in 2003, an increase of 14.5%, from the $499.3 million averaged in 2002. Average yields on earning assets decreased to 5.66% in 2003, compared to 6.28% in 2002.

A key performance measure for net interest income is the “net interest margin”, or net interest income divided by average interest-earning assets. Unlike the “net interest spread”, the net interest margin is affected by the level of non-interest sources of funding used to support interest-earning assets. The Company’s net interest margin increased to 4.08% in 2004 from 3.97% in 2003. In 2002, the net interest margin was 4.04%. The net interest margin deteriorated in 2003 and 2002, as the average rate earned on interest-earning assets decreased quicker than the average rate on interest-bearing deposits. The high level of competition in the local market for both loans and deposits continues to influence the net interest margin. The net interest margin continues to be supported by an increasing amount of demand deposits which provide a noninterest-bearing source of funds and helps prevent further deterioration in the net interest margin. The net interest spread measures the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing sources of funds. The net interest spread eliminates the impact of noninterest-bearing funds and gives a direct perspective on the effect of market interest rate movements. As a result of changes in interest rates in 2004, the net interest spread increased 16 basis points to 3.79% in 2004. The 2003 net interest spread of 3.63% represented an increase from 2002’s 3.61%.

Changes in the net interest income from period to period result from increases or decreases in the volume of interest-earning assets and interest-bearing liabilities, increases in the average rates earned and paid on such assets and liabilities, the ability to manage the earning asset portfolio, and the availability of particular sources of funds, such as noninterest-bearing deposits. The following table: “Analysis of Changes in Net Interest Income” indicates the changes in the Company’s net interest income as a result of changes in volume and rate from 2004 to 2003, and 2003 to 2002. The analysis of changes in net interest income included in the following table indicates that on an overall basis in 2004 to 2003, the increase in the balances or volumes of interest-earning assets created a positive impact in net income. This was slightly offset by the negative impact of decreases in interest rates of interest-earning assets. The increase in the balances or volumes of interest-bearing liabilities was substantially offset by the decrease in the interest rates of interest-bearing liabilities. In 2003 to 2002 the decreases in the interest rates of interest-bearing liabilities more than offset the increase in the balances or volume of interest-bearing liabilities. In 2003, the volume of interest-earning assets had a positive impact on the net interest income while decreases in interest rates had a negative impact on interest income.

Analysis of Changes in Net Interest Income

	2004 vs. 2003 Increase (Decrease)				2003 vs. 2002 Increase (Decrease)
	Average Volume	Rate	Combined	Total	Average Volume	Rate	Combined	Total
	(Dollars in thousands)
Interest income from interest-earning assets:

Loans	$2,752	$(294)	$(63)	$2,395	$3,807	$(2,182)	$(371)	$1,254
Investments, taxable	681	(92)	(8)	581	702	(970)	(110)	(378)
Investments, tax-exempt	75	(19)	(3)	53	122	(23)	(6)	93
Federal funds sold	(32)	25	(9)	(16)	5	(40)	(1)	(36)
Interest-bearing deposits in other banks	(2)	2	0	0	(7)	(10)	3	(14)

Total	$3,474	$(378)	$(83)	$3,013	$4,629	$(3,225)	$(485)	$919

Interest expense on interest-bearing liabilities:

NOW accounts	$65	$(6)	$(5)	$54	$67	$(222)	$(27)	$(182)

Savings and money management accounts	504	(289)	(26)	189	876	(972)	(223)	(319)
Time deposits	312	(528)	(56)	(272)	245	(1,047)	(56)	(858)
Federal funds purchased / securities sold under repurchase agreements	(9)	14	0	5	114	(92)	(16)	6
Other borrowings	91	(79)	(3)	9	57	(173)	(6)	(122)

Total	$963	$(888)	$(90)	$(15)	$1,359	$(2,506)	$(328)	$(1,475)

Change in net interest income				$3,028				$2,394

The variances for each major category of interest-earning assets and interest-bearing liabilities are attributable to (a) changes in volume (changes in volume times prior year rate), (b) changes in rate (changes in rate times prior year volume) and (c) combined (changes in rate times the change in volume).

NonInterest Income

Noninterest income consists of revenues generated from a broad range of financial services and activities, including gains on sales of loans, service charges on deposit accounts, fee-based services, and products where commissions are earned through sales of products such as real estate mortgages, retail investment services, trust services, and other activities. In addition, the increase in cash surrender value of bank-owned life insurance and gains or losses realized from the sale of investment securities are included in noninterest income.

Noninterest income for 2004 was $12.5 million, a decrease of $2.1 million or 14.2% from 2003. The decrease is primarily attributable to a $3.2 million decrease in the gain on sale of loans in the secondary mortgage market as a result of decreases in both home purchases and mortgage refinancing in 2004. Service charges and fees on deposits were $4.9 million for the year ended 2004, an increase of $410,000 over 2003, and constitute the second largest contributor to noninterest income. This increase is primarily due to an increase in NSF and Debit/ATM fees, somewhat offset by a decrease in service charge income. Trust services continued to grow and accounted for $554,000 of the year end 2004 balance while retail investment income accounted for $444,000. The increase in cash surrender value of bank-owned life insurance was $492,000 in 2004, an increase of 51.4% from 2003.

Noninterest income for 2003 was $14.5 million, an increase of $2.9 million or 25.3% from 2002. The increase is primarily attributable to a $3.0 million increase in the gain on sale of loans in the secondary mortgage market. This $3.0 million increase is a product of the lower interest rates increasing both home purchases and mortgage refinancings. Service charges and fees on deposits were $4.5 million, for the year ended 2003. Trust income increased $126,000 in 2003 compared to 2002 due to the third full year of operations. Retail investment income increased $28,000 due to increased volume.

The following table presents the principal components of noninterest income for the last three years:

Noninterest Income

	Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Service charges and fees on deposit accounts	$4,925	$4,514	$4,432
Gain on sale of loans	5,705	8,875	5,916
Retail investment income	444	280	252
Trust income	554	353	227
Investment securities (losses) gains	(102)	(203)	207
Increase in cash surrender value of life insurance	492	325	152
Other	443	378	402

Total noninterest income	$12,461	$14,522	$11,588

Noninterest income as a percentage of total average assets	1.85%	2.40%	2.20%

Noninterest income as a percentage of total income	26.06%	30.99%	26.98%

Noninterest Expense

Noninterest expense remained steady at $23.7 million in 2004 compared to $23.6 million in 2003. Salaries decreased $729,000 primarily as the result of decreased mortgage commissions directly related to the reduction of secondary mortgage market volume. Employee benefits held constant with increases in state unemployment tax and medical and dental insurance being offset by decreases in long term compensation expenses. Other operating expenses increased $729,000, an increase of 12.5% from 2003. This increase is primarily due to increases related to the new retail checking account program, a loss resulting from a fraudulent appraisal on a mortgage loan, ATM processing fees due to higher volume levels, software maintenance agreements, external audit expense primarily due to Sarbanes-Oxley 404, and cash item losses, somewhat offset by decreases in overdraft protection expense and contributions. Occupancy expense increased $228,000 in 2004 primarily due to maintenance and depreciation expenses related to the Walton Way Operations Campus opened in February 2004, and the Cotton Exchange branch which opened in September 2004.

Noninterest expense totaled $23.6 million in 2003, an increase of 16.2% from 2002 noninterest expense of $20.3 million. Salaries and employee benefits account for $2.7 million of this increase. The increase in salaries and employee benefits was the result of increases in mortgage commissions and salaries, additional employees in 2003 due to the Company’s continued growth and expansion, and increases in salary continuation expense and medical and dental insurance. Other operating expenses increased $462,000, an increase of 8.5% from 2002 primarily due to increases in marketing, processing and mortgage loan costs. While the increase in marketing is due to the Company’s decision to increase marketing expenditures, processing expense increased primarily from ATM processing expenses and retail checking expenses related to new product development. Loan costs increased primarily due to the increase in the volume of mortgage loans sold in the secondary market.

The Company has improved its ability to monitor expenditures in all organizational units by implementing more specific cost accounting and reporting. In 2002, the Company implemented a departmental budgeting system. In 2005, the Company will complete the implementation of Customer, Product and Organization profitability systems began in 2004. The implementation of these systems emphasizes that management is committed to a continuing emphasis on expense control. The following table presents the principal components of noninterest expense for the years ended December 31, 2004, 2003 and 2002.

Noninterest Expense

	Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Salaries and employee benefits	$14,555	$15,282	$12,598
Occupancy expense	2,623	2,395	2,255
Marketing & business development expense	1,100	1,034	728
Processing expense	1,163	1,063	946
Legal and professional fees	847	588	579
Loan costs	604	467	359
Data processing	503	409	364
Other	2,349	2,326	2,449

Total noninterest expense	$23,744	$23,564	$20,278

Noninterest expense as a percentage of total average assets	3.52%	3.90%	3.85%

Operating efficiency ratio	62.09%	63.04%	64.02%

The Company’s efficiency ratio (noninterest expense as a percentage of net interest income and noninterest income, excluding gains and losses on the sale of investments) decreased to 62.09% in 2004 compared to 63.04% in 2003 and 64.02% in 2002. The steady decline in the efficiency ratio reflects the

Company’s continued focus on expense monitoring. The improvement in the efficiency ratio in 2004 is due to increased income with noninterest expense remaining stable. Increased expenses for new facilities and product development were offset by a reduction in salaries expense. The improvement in the efficiency ratio in 2003 and 2002 is due to the established mortgage, trust, and Fury’s Ferry branch operations. The additional income due to mortgage operations during 2002 and 2003, allowed the Company to undertake new initiatives, such as marketing and consulting expenses, which resulted in incremental expenses.

Income Taxes

Income tax expense increased $122,000 or 3.1% in 2004 from 2003, and increased $887,000 or 28.7% in 2003 from 2002. The effective tax rate as a percentage of pre-tax income was 32.0% in 2004, 33.4% in 2003, and 34.0% in 2002. The decrease in the effective tax rate in 2004 is primarily due to an increase in tax-exempt income on loans, municipal securities, and increase in cash surrender value of bank-owned life insurance. In 2003, the effective rate decreased, despite the graduated increase in the federal income tax rate from 34% in 2002 to 35%, as 2003 income placed the Company in a higher income tax bracket. The decrease in the effective tax rate for 2003 as compared to 2002 is due to the increase in tax-exempt interest income from increase in cash surrender value of bank-owned life insurance.

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

The Company’s provision for loan losses in 2004 was $1,588,000, a decrease of $106,000, or 6.3% from the 2003 provision of $1,694,000. This decrease is the result of slight improvement in the levels of classified debt and other credit quality indicators. The loan loss method, discussed under “Critical Accounting Estimates,” was consistently applied to loans in 2004, 2003 and 2002. The provision for loan losses charged to earnings in 2002 was $2,414,000. In 2002 and 2001, the Company made the decision to increase the provision for loan losses to provide a higher level of allowance for loan losses commensurate with the increasing risk in the Company’s loan portfolio. This higher level reflected management’s overall evaluation of the loan portfolio and the significant growth of the loan portfolio.

Allocation of the Allowance for Loan Loss

	December 31,
	2004		2003		2002		2001		2000
	Amount	Percent(1)	Amount	Percent(1)	Amount	Percent(1)	Amount	Percent(1)	Amount	Percent(1)
	(Dollars in thousands)
Balance at End of Year
Applicable to:
Commercial, financial, agricultural	$1,739	12.06%	$1,722	13.47%	$1,286	14.04%	$916	14.53%	$779	17.39%
Real estate-construction	1,648	25.76%	1,249	20.87%	1,187	20.04%	646	19.87%	339	13.80%
Real estate-mortgage	3,637	53.84%	3,122	53.97%	2,950	53.31%	2,036	52.00%	1,704	47.54%
Consumer loans to individuals	895	8.34%	1,166	11.69%	1,062	12.58%	814	13.54%	692	21.13%
Lease financing	—	0.00%	—	0.00%	1	0.03%	1	0.06%	5	0.14%
Unallocated	11	0.00%	19	0.00%	48	0.00%	696	0.00%	624	0.00%

Balance at end of year	$7,930	100.00%	$7,278	100.00%	$6,534	100.00%	$5,109	100.00%	$4,143	100.00%

(1)	Percent of loans in each category to total loans

Additions to the allowance for loan losses, which are expensed on the Company’s income statement as the “provision for loan losses”, are made periodically to maintain the allowance for loan losses at an appropriate level based upon management’s evaluation of the potential risk in the loan portfolio.

The allocation of $3.6 million of the allowance for loan losses to real estate-mortgage reflects the credit ratings associated with these loans and the resulting higher reserve factor. The unallocated component of the allowance for loan losses is due to allocations made to the loan components of the allowance based on the qualitative factors described above.

The following table provides details regarding charge-offs and recoveries by loan category during the most recent five year period, as well as supplemental information relating to both net loan losses, the provision and the allowance for loan losses during each of the past five years. As the table indicates, net charge-offs for 2004 represented 0.20% of average loans outstanding, compared to 0.23% for 2003 and 0.27% for 2002. The Company’s charge-off ratios continue to be below the average for the industry.

	Allowances for Loan Losses At December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Total loans outstanding at end of period, net of unearned income	$494,170	$432,679	$396,699	$339,670	$283,573

Average loans outstanding, net of unearned income	$464,769	$420,023	$363,624	$315,003	$261,869

Balance of allowance for loan losses at beginning of year	$7,278	$6,534	$5,109	$4,143	$3,592

Charge-offs:
Commercial, financial and agricultural	458	439	582	283	73
Real estate - construction	18	25	36	—	—
Real estate - mortgage	52	55	—	6	64
Consumer	1,165	1,102	1,009	781	485

Total charge-offs	1,693	1,621	1,627	1,070	622

Recoveries of previous loan losses:
Commercial, financial and agricultural	175	190	169	1	9
Real estate - construction	4	—	—	1	—
Real estate - mortgage	8	3	7	—	2
Consumer	570	478	462	209	99

Total recoveries	757	671	638	211	110

Net loan losses	936	950	989	859	512

Provision for loan losses	1,588	1,694	2,414	1,825	1,063
Balance of allowance for loan losses at end of period	7,930	7,278	6,534	5,109	4,143

Allowance for loan losses to period end loans	1.60%	1.68%	1.65%	1.50%	1.46%
Net charge-offs to average loans	0.20%	0.23%	0.27%	0.27%	0.20%

At December 31, 2004, the allowance for loan losses was 1.60% of outstanding loans, down from the 1.68% level at December 31, 2003 and the 1.65% level at December 31, 2002. The decrease in the allowance for loan losses as a percentage of total loans in 2004 is primarily due to the improvement in the levels of classified debt. Management considers the allowance appropriate based upon its analysis of the potential risk in the portfolio using the methods previously discussed. Management’s judgment is based upon a number of assumptions about future events which are believed to be reasonable, but which may or may not prove correct. While it is the Company’s policy to charge off in the current period the loans in which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to a particular loan or class of loans. Because these risks include present and forecasted economic conditions, management’s judgment as to the adequacy of the allowance is necessarily approximate and imprecise. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance will not be required. See “Critical Accounting Estimates.”

Financial Condition

Composition of the Loan Portfolio

Loans are the primary component of the Company’s interest-earning assets and generally are expected to provide higher yields than the other categories of earning assets. Those higher yields reflect the inherent credit risks associated with the loan portfolio. Management attempts to control and balance those risks with the rewards associated with higher returns.

Loans outstanding averaged $464.8 million in 2004 compared to $420.0 million in 2003 and $363.6 million in 2002. At December 31, 2004, loans totaled $494.2 million compared to $432.7 million at December 31, 2003, an increase of $61.5 million (14.21%). This compares to growth in 2003 of $36.0 million (9.07%), compared to $396.7 million at December 31, 2002.

The Company continues to experience significant increases in loan volumes and balances. The increases are attributable to a stable local economy, the Company’s relatively small market share and the desire of a segment of the community to do business with a locally-owned and operated financial institution. Commercial real estate loans increased $17.6 million in 2004. Construction and development loans increased $37.0 million from 2003. Average loans as a percentage of average interest-earning assets and average total assets was 73.7% and 69.0%, respectively, in 2004. This compares to average loans as a percentage of average interest-earning assets and average total assets of 73.5% and 69.5%, respectively, in 2003.

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

Loan Portfolio Composition

At December 31,

	2004		2003		2002		2001		2000
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Commercial financial and agricultural	$59,616	12.06%	$56,548	13.07%	$55,702	14.04%	$49,345	14.53%	$49,303	17.39%

Real Estate
Commercial	$155,141	31.40%	$137,516	31.78%	$111,981	28.23%	$103,516	30.48%	$84,561	29.82%
Residential	96,110	19.45%	83,681	19.34%	75,224	18.96%	63,914	18.82%	62,431	22.02%
Residential held for sale	14,779	2.99%	14,047	3.25%	24,297	6.12%	9,185	2.70%	1,961	0.69%
Construction and development	127,302	25.76%	90,303	20.87%	79,483	20.04%	67,497	19.87%	39,136	13.80%

Total real estate	393,332	79.60%	325,547	75.24%	290,985	73.35%	244,112	71.87%	188,089	66.33%

Lease financing	—	0.00%	23	0.01%	106	0.03%	204	0.06%	398	0.14%
Consumer
Direct	24,185	4.89%	25,967	6.00%	24,542	6.19%	21,514	6.33%	18,144	6.40%
Indirect	16,436	3.33%	23,964	5.54%	24,709	6.23%	23,961	7.05%	27,054	9.54%
Revolving	600	0.12%	631	0.15%	655	0.17%	534	0.16%	585	0.21%

Total consumer	41,221	8.34%	50,562	11.69%	49,906	12.58%	46,009	13.55%	45,783	16.15%

Total	$494,169	100.00%	$432,680	100.00%	$396,699	100.00%	$339,670	100.00%	$283,573	100.00%

Loans may be periodically renewed with principal reductions and appropriate interest rate adjustments. Loan maturities as of December 31, 2004 are set forth in the following table based upon contractual terms. Actual cash flows may differ as borrowers generally have the right to prepay without prepayment penalties.

Loan Maturity Schedule

At December 31, 2004

($ in thousands)	Within One Year	One to Five Years	After Five Years	Total
Commercial, financial and agricultural	$31,766	$20,981	$8,004	$60,751
Real Estate
Construction and development	106,123	19,836	1,343	127,302
Mortgage	116,878	94,284	53,734	264,896
Consumer	16,776	23,135	1,310	41,221

Total loans	$271,543	$158,236	$64,391	$494,170

The table on the next page presents an interest rate sensitivity analysis of the Company’s loan portfolio December 31, 2004. The loans outstanding are shown in the time period where they are first subject to repricing.

Sensitivity of Loans to Changes in Interest Rates

At December 31, 2004

($ in thousands)	Within One year	One to Five Years	After Five Years	Total
Loans maturing or repricing with:
Predetermined interest rates	$70,909	$61,763	$16,118	$148,790
Floating or adjustable interest rates	323,201	19,605	2,574	345,380

Total loans	$394,110	$81,368	$18,692	$494,170

Non-Performing Assets

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

If nonaccruing loans had been accruing interest under their original terms, approximately $166,000 in 2004, $107,000 in 2003 and $60,000 in 2002 would have been recognized as earnings.

The Company accounts for impaired loans under the provisions of Statement of Financial Accounting Standards (SFAS) No. 114 “Accounting by Creditors for Impairment of a Loan” as amended by SFAS No. 118 “Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures”, which requires that the Company identify impaired loans and evaluate the collectibility of both contractual interest and principal of loans when assessing the need for a loss allowance. The provisions of SFAS No. 114 do not apply to large pools of smaller balance homogeneous loans which are collectively evaluated for impairment, loans that are measured at fair value or at the lower of cost or fair value, and debt securities. A loan is considered impaired, when based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note agreement. All loans determined to be impaired are placed on nonaccrual. The amount of the impairment is measured based on the present value of future cash flows discounted at the loan’s effective interest rate, the fair value of collateral, less estimated selling expenses, if the loan is collateral dependent or foreclosure is probable or regulatory guidance. At December 31, 2004 and 2003, the Bank had impaired loans of $1,680,000 and $1,782,000, respectively.

Non-performing loans are defined as nonaccrual and renegotiated loans. When other real estate owned is included with non-performing loans, the result is non-performing assets. The following table, “Non-Performing Assets”, presents information on these assets and loans past due 90 days or more and still accruing interest as of December 31, for the past five years. Non-performing assets were $3.0 million at December 31, 2004 or 0.61% of total loans and other real estate owned. This compares to $3.1 million or 0.70% of total loans and other real estate owned at December 31, 2003.

The levels of nonaccrual loans in 2004 and 2003 were principally due to increased consumer nonaccrual loans resulting from increased bankruptcies and the adoption of stricter internal monitoring and reporting requirements.

At December 31, 2004 and 2003 there were $29,000 and $30,000 of loans past due 90 days or more and still accruing. At December 31, 2003 and 2001, there were no loans past due 90 days or more and still accruing. All loans past due 90 days or more are classified as nonaccrual loans unless the loan officer believes that both principal and interest are collectible, in which case the loan continues to accrue interest. Management believes the Company will receive full payment of principal and accrued interest on the nonaccrual loans because of the Company’s collateral position and other factors, despite their past due status.

	Non-Performing Assets Year Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Nonaccrual loans	$2,972	$3,045	$1,897	$1,953	$1,950
Other real estate owned	53	5	—	—	80

Total nonperforming assets	$3,025	$3,050	$1,897	$1,953	$2,030

Loans past due 90 days or more and still accruing interest	$29	$—	$30	$—	$—

Allowance for loan losses to period end total loans	1.60%	1.69%	1.65%	1.50%	1.46%
Allowance for loan losses to period end nonperforming loans	262.15%	238.62%	344.44%	261.33%	212.46%
Net charge-offs to average loans	0.20%	0.21%	0.27%	0.27%	0.20%
Nonperforming assets to period end loans	0.61%	0.70%	0.48%	0.58%	0.69%
Nonperforming assets to period end loans and other real estate owned	0.61%	0.70%	0.48%	0.58%	0.69%

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

Unfunded commitments to extend credit where contractual amounts represent potential credit risk totaled $167,534,000 and $178,889,000 at December 31, 2004 and 2003, respectively. These commitments are primarily at variable interest rates.

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

Commitments and Contractual Obligations ($ in thousands)	2005	2006	2007	2008	2009
Lines of credit	$130,615	—	—	—	—
Mortgage loan commitments	36,919	—	—	—	—
Lease agreements	130	116	90	—	—
Deposits	241,719	115,007	82,153	33,833	33,385
Federal funds purchased / Securities sold under repurchase agreements	44,581	—	—	—	—
FHLB advances	—	5,000	5,000	—	—
Other borrowings	900	—	—	—	—

Total commitments and contractual obligations	$454,864	$120,123	$87,243	$33,833	$33,385

Although management regularly monitors the balance of outstanding commitments to fund loans to ensure funding availability should the need arise, management believes that the risk of all customers fully drawing on all these lines of credit at the same time is remote.

Investment Securities

The Company’s investment securities portfolio decreased $418,000 to $156.4 million at year-end 2004 from 2003. The Company maintains an investment strategy of seeking portfolio yields within acceptable risk levels, as well as providing liquidity. The Company maintains two classifications of investments: “Held to Maturity” and “Available for Sale.” “Available for Sale” securities are carried at fair market value with related unrealized gains or losses included in stockholders’ equity as accumulated other comprehensive income, whereas the “Held to Maturity” securities are carried at amortized cost. As a consequence, with a higher percentage of securities being placed in the “Available for Sale” category, the Company’s stockholders’ equity is more volatile than it would be if a larger percentage of investment securities were placed in the “Held to Maturity” category. Although equity is more volatile, management has discretion, with respect to the “Available for Sale” securities, to proactively adjust to favorable market conditions in order to provide liquidity and realize gains on the sales of securities. The changes in values in the investment securities portfolio are not taken into account in determining regulatory capital requirements. As of December 31, 2004, except for the U.S. Government agencies, there was no issuer who represented 10% or more of stockholders’ equity within the investment portfolio. As of December 31, 2004 and 2003, the estimated fair value of investment securities as a percentage of their amortized cost was 100.5% and 101.0%, respectively. At December 31, 2004, the investment securities portfolio had gross unrealized gains of $1,521,000 and gross unrealized losses of $752,000, for a net unrealized gain of $769,000. As of December 31, 2003 and 2002, the investment securities portfolio had net unrealized gains of $1,833,000 and $3,254,000, respectively. The following table presents the amortized cost of investment securities held by the Company at December 31, 2004, 2003, and 2002.

Investment Securities

	December 31,
(Dollars in thousands)	2004	2003	2002
Available for sale:
U.S. Government Agencies	42,445	51,578	49,036
Obligations of states and political subdivisions	12,582	8,490	5,783
Mortgage-backed securities	72,704	62,940	55,292
Corporate Bonds	13,761	17,638	15,868
Trust Preferred	6,554	6,493	2,250
Equity securities	4,044	2,735	2,735

Total	$152,090	$149,874	$130,964

	December 31,
	2004	2003	2002
Held to maturity:
Obligations of states and political subdivisions	$3,776	$5,438	$6,139

Total	$3,776	$5,438	$6,139

The table on the next page represents maturities and weighted average yields of debt securities at December 31, 2004. Yields are based on the amortized cost of securities. Maturities are based on the contractual maturities. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Maturity Distribution and Yields of

Investment Securities

(Dollars in thousands)

	December 31, 2004
	Amortized Cost	Yield
Available for Sale
U.S. Government Agencies
Over one through five years	4,000	3.81%
Over five through ten years	26,620	4.67%
Over ten years	11,825	4.77%

Total U. S. Government Agencies	$42,445	4.62%

Municipal Securities(1)
One year or less	$451	5.34%
Over one through five years	2,344	5.74%
Over five through ten years	1,624	5.53%
Over ten years	8,163	6.06%

Total Municipal Securities	$12,582	5.91%

Corporate Bonds
One year or less	$3,106	7.09%
Over one through five years	9,165	5.11%
Over five through ten years	1,490	2.95%

Total Corporate Bonds	$13,761	5.32%

Trust Preferred
Over five through ten years	$1,021	6.34%
Over ten years	5,533	6.00%

Total Trust Preferred securities	$6,554	6.05%

Mortgage Backed Securities
Over one through five years	$1,884	3.72%
Over five through ten years	18,878	3.70%
Over ten years	51,942	4.10%

Total Mortgage Backed securities	$72,704	3.98%

Total Available for Sale	$148,046	4.55%

Held to Maturity
Municipal Securities(1)
Over one through five years	$805	5.88%
Over five through ten years	2,270	7.61%
Over ten years	701	7.17%

Total Municipal Securities	$3,776	7.16%

Total Held to Maturity	$3,776	7.16%

Total Investment Securities	$151,822	4.61%

(1)	Tax-equivalent yield

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

The Company manages its sensitivity to interest rate movements by adjusting the maturity of, and establishing rates on, the interest-earning asset portfolio and interest-bearing liabilities in line with management’s expectations relative to market interest rates. The Company would generally benefit from increasing market interest rates when the balance sheet is asset sensitive and would benefit from decreasing market rates when it is liability sensitive. At December 31, 2004, the Company’s interest rate sensitivity position was asset sensitive within the one-year horizon.

The following table “Interest Sensitivity Analysis” details the interest rate sensitivity of the Company at December 31, 2004. The principal balances of the various interest-earning and interest-bearing balance sheet instruments are shown in the time period where they are first subject to repricing, whether as a result of floating or adjustable rate contracts. Time deposits do not reprice and are presented according to their contractual maturity. Prime savings accounts reprice at management’s discretion when prime is below 5% and offer a tiered structuring based on the prime rate when prime is greater than 5%. In the table presented below, prime savings reprices in the within three months time frame. Regular savings, money management and NOW accounts do not have a contractual maturity date, therefore, cash flows are based on management’s judgement regarding their decay rates. All other borrowings are shown in the first period in which they could reprice. In the one-year time period, the pricing mismatch on a cumulative basis was asset sensitive $21.0 million or 4.83% of total interest-earning assets. Management has procedures in place to carefully monitor the Company’s interest rate sensitivity as the rate environment changes. It should also be noted that all interest rates do not adjust at the same velocity. As an example, the majority of the savings category listed below is priced on an adjustable basis, when prime is greater than 5%, is fifty to sixty percent of tiered Prime Rate. Therefore, as the Prime Rate adjusts 100 basis points, the rate on this liability only adjusts 50—60 basis points. Moreover, varying interest rate environments can create unexpected changes in prepayment levels of assets and liabilities. Investments prepayments are reflected at their current prepayment speeds in the interest sensitivity analysis report. No other prepayments are reflected in the following interest sensitivity analysis report. Prepayments may have significant effects on the Company’s net interest margin. Hence, gap is only a general indicator of interest rate sensitivity and cannot be interpreted as an absolute measurement of the Company’s interest rate risk.

Interest Sensitivity Analysis

At December 31, 2004

	Within Three Months	After Three Through Six Months	After Six Through Twelve Months	Within One Year	One Year Through Five Years	Over Five Years	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$352,824	$16,210	$25,076	$394,110	$81,368	$18,691	$494,169
Investment securities	11,824	7,005	11,061	29,890	46,622	79,403	155,915
Federal Funds sold	12,326	—	—	12,326	—	—	12,326
Interest-bearing deposits in other banks	500	—	—	500	—	—	500

Total interest-earning assets	$377,474	$23,215	$36,137	$436,826	$127,990	$98,094	$662,910

Interest-bearing liabilities:
Money management accounts	$3,153	$2,755	$4,521	$10,429	$12,989	$1,725	$25,143
Savings accounts	218,500	750	1,258	220,508	4,113	913	225,534
NOW accounts	10,084	8,814	14,459	33,357	41,544	5,517	80,418
Time deposits	47,311	17,798	30,833	95,942	48,415	536	144,893
Federal funds purchased / securities sold under repurchase agreements	44,581	—	—	44,581	—	—	44,581
Federal Home Loan Bank advances	10,000	—	—	10,000	—	30,000	40,000
Notes and bonds payable	900	—	—	900	—	—	900

Total interest-bearing liabilities	$334,529	$30,117	$51,071	$415,717	$107,061	$38,691	$561,469

Period gap	$42,945	$(6,902)	$(14,934)	$21,109	$20,929	$59,403
Cumulative gap	$42,945	$36,043	$21,109	$21,109	$42,038	$101,441
Ratio of cumulative gap to total interest-earning assets	6.48%	5.44%	3.18%	4.83%	6.34%	15.30%

Liquidity

Management of the Company’s liquidity position is closely related to the process of asset/liability management. Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to provide sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. The Company intends to meet its liquidity needs by managing cash and due from banks, federal funds sold and purchased, maturity of investment securities, paydowns received from mortgage-backed securities and lines of credit as necessary. The Company maintains a line of credit with the Federal Home Loan Bank at 10% of the Bank’s total assets. Federal Home Loan Bank advances are collateralized by 80% of eligible first mortgages, specific commercial loans and investment securities. The Company also uses securities sold under repurchase agreements to fund loan growth. The Company has a federal funds purchased accommodation with The Bankers Bank, Atlanta, Georgia, for advances up to $16,700,000 and with SunTrust Bank, Atlanta, Georgia, for advances up to $10,000,000. The Company maintains repurchase lines of credit with SunTrust Robinson Humphrey, Atlanta, Georgia, for advances up to $20,000,000 and with The Bankers Bank, Atlanta, Georgia, for advances up to $10,000,000. Additionally, liquidity needs can be satisfied by the structuring of the maturities of investment securities and the pricing and maturities on loans and deposits offered to customers.

Deposits

The Company’s average deposits and other borrowings increased $63.4 million or 11.6% from 2003 to 2004. Average interest-bearing liabilities increased $54.4 million or 11.4% while average noninterest-bearing deposits increased $9.0 million or 12.9% from 2003 to 2004. Average deposits and borrowings increased $69.9 million or 14.6% from 2002 to 2003. Average interest-bearing liabilities increased $60.1 million or 14.5% from 2002 to 2003, while average noninterest-bearing deposits increased $9.3 million or 15.3% during the same period. The majority of the growth in deposits since 1997 reflects the Company’s strategy of consistently emphasizing deposit growth, as deposits are the primary source of funding for balance sheet growth. Borrowed funds consist of short-term borrowings, securities sold under agreements to repurchase with the Bank’s commercial customers and reverse repurchase agreements with SunTrust Robinson Humphrey, federal funds purchased, and borrowings from the Federal Home Loan Bank. Brokered certificates of deposit included in Time Deposits over $100,000 at December 31, 2004 and 2003 were $34.9 million and $35.0 million, respectively.

The following table presents the average amount outstanding and the average rate paid on deposits and borrowings by the Company for the years 2004, 2003 and 2002:

Average Deposit and Borrowing Balances and Rates

	Year ended December 31,
	2004		2003		2002
	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate
	(Dollars in thousands)
Noninterest-bearing demand deposits	$78,756	0.00%	$69,758	0.00%	$60,508	0.00%
Interest-bearing liabilities:
NOW accounts	75,866	0.54%	64,006	0.55%	56,911	0.94%
Savings, money management accounts	236,306	1.54%	206,295	1.68%	167,556	2.26%
Time deposits	137,238	2.31%	125,809	2.73%	119,017	3.61%
Federal funds purchased/ securities sold under repurchase agreements	46,541	1.40%	47,204	1.37%	40,048	1.60%
Other borrowings	37,488	4.79%	35,678	5.01%	34,648	5.51%

Total interest-bearing liabilities	$533,439	1.81%	$478,992	2.02%	$418,180	2.67%

Total noninterest & interest-bearing liabilities	$612,195		$548,750		$478,688

The following table presents the maturities of the Company’s time deposits over $100,000 and other time deposits at December 31, 2004:

Maturities of Time Deposits

(Dollars in thousands)

	Time Deposits over $ 100,000	Other Time Deposits	Total
Months to Maturity
Within 3 months	$42,529	$4,783	$47,312
After 3 through 6 months	13,707	4,091	17,798
After 6 through 12 months	23,924	6,908	30,832

Within one year	80,160	15,782	95,942
After 12 months	26,676	22,275	48,951

Total	$106,836	$38,057	$144,893

This table indicates that the majority of time deposits over $100,000 have a maturity of less than twelve months. Large time deposit customers tend to be extremely rate sensitive, making these deposits a volatile source of funding for liquidity planning purposes. However, dependent upon pricing, these deposits are virtually always available in the Company’s market. At December 31, 2004, the Bank had $10.0 million of brokered certificates of deposit that mature after 12 months. Maturities for the majority of other time deposits shifted in 2004 from within one year to over twelve months. This is reflective of the most recent increases in the interest rate environment.

Capital

Total stockholders’ equity was $59.0 million at December 31, 2004, increasing $5.3 million or 9.9% from the previous year. The increase was the combination of retained earnings, earnings less dividends paid, in the amount of $6.0 million, somewhat offset by a decrease in accumulated other comprehensive income of $642,000. The decrease in accumulated other comprehensive income represents a reduction in unrealized gains in the available for sale investment portfolio. The Company purchased 2,200 shares of treasury stock in 2004, and 37,542 shares in 2000 at a cost of $62,000 and $507,000 respectfully, which is shown as a reduction of stockholders’ equity. The Company issued 6,000 shares of treasury stock in 2004 at a price of $162,000 for stock options which were exercised.

The Company’s average equity to average total assets was 8.33% in 2004 compared to 8.40% in 2003 and 8.19% in 2002. The decrease in 2004 reflects the overall growth of the Company. The increase in 2003 reflects the higher level of earnings. Capital is considered to be adequate to meet present operating needs and anticipated future operating requirements. Management is not aware of any trends, events or uncertainties that are reasonably likely to have a material effect on the Company’s capital resources or operations. The following table presents the return on equity and assets for the years 2004, 2003 and 2002.

Return on Equity and Assets

	Years ended December 31,
	2004	2003	2002
Return on average total assets	1.29%	1.31%	1.14%
Return on average equity	15.50%	15.62%	13.95%
Average equity to average assets ratio	8.33%	8.40%	8.19%

At December 31, 2004, the Company was well above the minimum capital ratios required under the regulatory risk-based capital guidelines. The following table presents the capital ratios for the Company and the Bank.

ANALYSIS OF CAPITAL

	Required		Actual		Excess
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Georgia Bank Financial Corporation
12/31/2004
Risk-based capital:
Tier 1 capital	$22,648	4.00%	$58,479	10.33%	$35,831	6.33%
Total capital	45,297	8.00%	65,567	11.58%	20,270	3.58%
Tier 1 leverage ratio	27,913	4.00%	58,479	8.38%	30,566	4.38%
12/31/2003
Risk-based capital:
Tier 1 capital	$20,344	4.00%	$52,546	10.33%	$32,202	6.33%
Total capital	40,689	8.00%	58,915	11.58%	18,226	3.58%

Tier 1 leverage ratio	25,009	4.00%	52,546	8.40%	27,537	4.40%

Georgia Bank & Trust Company
12/31/2004
Risk-based capital:
Tier 1 capital	$22,586	4.00%	$55,564	9.84%	$32,978	5.84%
Total capital	45,172	8.00%	62,633	11.09%	17,461	3.09%
Tier 1 leverage ratio	27,851	4.00%	55,564	7.98%	27,713	3.98%
12/31/2003
Risk-based capital:
Tier 1 capital	$20,280	4.00%	$48,855	9.64%	$28,575	5.64%
Total capital	40,561	8.00%	55,204	10.89%	14,643	2.89%
Tier 1 leverage ratio	24,945	4.00%	48,855	7.83%	23,910	3.83%

Cash Flows from Operating, Investing and Financing Activities

Net cash provided by operating activities was $10.9 million in 2004, a decrease of $10.5 million from 2003. The decrease is primarily attributable to lower volumes of real estate loans originated and sold in the secondary market. In 2004, cash provided by proceeds from sales of real estate loans decreased $113.5 million and was somewhat offset by a decrease of $99.3 million in cash used for real estate loans originated for sale. The gain on sales of loans was also impacted with a decrease of $3.2 million in 2004. Net cash provided by operating activities was $21.4 million in 2003, an increase of $26.8 million from 2002. The increase is a product of lower interest rates in 2003 increasing both home purchases and mortgage refinancings. Net proceeds on sales of real estate loans provided net cash flows of $19.1 million in 2003, an increase of $28.3 million over 2002. The related gain on sales of loans was $8.9 million in 2003 compared to $5.9 million in 2002.

Net cash used in investing activities decreased $7.6 million in 2004 to $68.3 million. Net changes in the investment securities portfolio resulted in a $19.4 million decrease in cash used. An additional decrease in cash used resulted from no purchase of Bank-owned life insurance in 2004, compared to an $8.0 million purchase in 2003. These decreases were partially offset by a $14.6 million increase in cash used for loan growth of $62.0 million in 2004. Net cash used in investing activities increased $2.1 million in 2003 to $76.0 million. Contributing factors were a $3.9 million increase in cash used for loan growth, an $8.0 million increase in cash used for purchase of Bank-owned life insurance, and a $9.0 million decrease in cash used for net changes in the investment securities portfolio.

Net cash provided by financing activities in 2004 was $67.8 million, an increase of $14.6 million from 2003. Net cash provided by changes in deposits accounts increased $28.4 million in 2004 but was substantially offset by a decrease of $26.4 million in federal funds purchased and securities sold under repurchase agreements. Advances from Federal Home Loan Bank provided cash flows of $10.0 million in 2004 and there were no repayments in 2004, compared to repayments of $5.0 million in 2003. Net cash provided by financing activities decreased $27.8 million in 2003 to $53.2 million. This decrease is largely the result of deposit growth which slowed to $44.4 million in 2003 compared to $70.4 million in 2002.

Forward-Looking Statements

The Company may from time to time make written or oral forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission (the “Commission”) and its reports to shareholders. Statements made other than those concerning historical information, should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The Company’s actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors, including unanticipated changes in the Bank’s local economy and in the national economy; governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values and securities portfolio values difficulties in interest rate risk management; the effects of competition in the banking business; changes in governmental regulation relating to the banking industry, including regulations relating to branching and acquisitions; failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans; and other factors. The Company cautions that such factors are not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, the Company.

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

In March 2004, the Emerging Issues Task Force (the Task Force) reached a consensus on Issue 03-1, Meaning of Other Than Temporary Impairment (Issue 03-1). The Task Force reached a consensus on an other-than-temporary impairment model for debt and equity securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and cost method investments. The basic model development by the Task Force in evaluating whether an investment within the scope of Issue 03-01 is other-than-temporarily impaired is as follows: Step 1: Determine whether the investment is impaired. An investment is impaired if its fair value is less than its cost. Step 2: Evaluate whether the impairment is other than-than-temporary. Step 3: If the impairment is other-than-temporary, recognize an impairment loss equal to the difference between the investment’s cost and its fair value. In September 2004, the FASB approved an FSP to delay the requirement to record impairment losses under Issue 03-01. The approved delay will apply to all securities within the scope of Issue 03-01 and is expected to end when new guidance is issued and comes into effect. The FSP did not affect the disclosure requirements of Issue 03-01. The Company will continue to monitor changes to Issue 03-01, but does not consider it, or related FSP to have a material impact on the Company’s financial position or results of operations.

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

The following table presents all rate sensitive assets and liabilities by contractual amounts and maturity dates. Cash flows from mortgage backed securities reflect anticipated prepayments. For core deposits, without a contractual maturity date, cash flows are based on management’s judgement regarding their decay rates or repricing behavior. The fair value of rate sensitive assets and liabilities is presented in total. The fair value of investment securities is based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. The fair value of loans is calculated using discounted cash flows by loan type. The discount rate used to determine the present value of the loan portfolio is an estimated market rate that reflects the credit and interest rate risk inherent in the loan portfolio. Fair values for certificates of deposit have been determined using discounted cash flows. The discount rate used is based on estimated market rates for deposits of similar remaining maturities. The carrying amounts of all other deposits, securities sold under repurchase agreements and variable interest rate borrowings approximated their fair values. The fair value of the Federal Home Loan Bank borrowings is obtained from the Federal Home Loan Bank and is calculated by discounting contractual cash flows using an estimated interest rate based on the current rates available to the Bank for debt of similar remaining maturities and collateral terms.

Market Risk

(Dollars in thousands)	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Rate Sensitive Assets:
Fixed interest rate loans	70,909	31,975	20,251	6,449	3,088	16,118	148,790	147,666
Average interest rate	6.51%	6.72%	6.64%	7.20%	6.83%	6.09%	6.56%

Variable interest rate loans	200,634	55,568	25,790	8,218	6,897	48,273	345,380	345,380
Average interest rate	5.69%	5.64%	5.59%	5.63%	5.57%	5.64%	5.66%

Fixed interest rate securities	15,819	14,915	8,588	7,970	8,388	78,868	134,548	135,269
Average interest rate	4.28%	4.80%	4.22%	4.27%	4.38%	4.43%	4.43%

Variable interest rate securities	3,343	2,575	1,984	1,529	1,178	10,756	21,365	21,365
Average interest rate	3.59%	3.59%	3.59%	3.59%	3.59%	3.90%	3.75%

Variable federal funds sold	12,326	—	—	—	—	—	12,326	12,326
Average interest rate	2.01%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Fixed interest-bearing deposits in other banks	500	—	—	—	—	—	500	500
Average interest rate	1.97%	0.00%	0.00%	0.00%	0.00%	0.00%	1.97%

Rate Sensitive Liabilities:
Noninterest-bearing deposits	26,202	14,895	14,903	6,651	6,643	11,504	80,798	80,798
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Money market accounts	10,429	4,838	4,837	1,657	1,657	1,725	25,143	25,143
Average interest rate	1.84%	1.84%	1.84%	1.84%	1.84%	1.84%	1.84%

Savings accounts	75,789	40,941	40,963	18,228	18,206	31,406	225,533	225,533
Average interest rate	2.14%	2.15%	2.15%	2.15%	2.15%	2.16%	2.15%

NOW accounts	33,357	15,472	15,472	5,300	5,300	5,517	80,418	80,418
Average interest rate	0.63%	0.63%	0.63%	0.63%	0.63%	0.63%	0.63%

Fixed interest rate time deposits < $100M	15,782	17,458	1,886	1,069	1,428	434	38,057	38,180
Average interest rate	1.87%	2.52%	4.21%	3.25%	3.69%	0.59%	2.38%

Fixed interest rate time deposits > $100M	80,160	21,403	4,092	928	151	102	106,836	106,925
Average interest rate	2.13%	2.44%	3.51%	3.60%	3.00%	1.24%	2.26%

Securities sold under repurchase agreements	44,581	—	—	—	—	—	44,581	44,581
Average interest rate	2.08%	0.00%	0.00%	0.00%	0.00%	0.00%	2.08%

Fixed Federal Home Loan Bank borrowings	—	—	—	—	—	30,000	30,000	27,267
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	5.65%	5.65%

Variable Federal Home Loan Bank borrowings	—	5,000	5,000	0	—	—	10,000	9,979
Average interest rate	0.00%	2.52%	2.02%	0.00%	0.00%	0.00%	2.27%

TT&L note borrowings	900	—	—	—	—	—	900	900
Average interest rate	1.78%	0.00%	0.00%	0.00%	0.00%	0.00%	1.78%

Item 8. Financial Statements and Supplementary Data

GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Georgia Bank Financial Corporation:

We have audited the accompanying consolidated balance sheets of Georgia Bank Financial Corporation and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Georgia Bank Financial Corporation and subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Georgia Bank Financial Corporation’s internal control over financial reporting as of December 31, 2004, based on, criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2005 expressed, an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting,

Atlanta, Georgia,

March 14, 2005

GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets

December 31, 2004 and 2003

	2004	2003
Assets
Cash and due from banks (note 2)	$13,186,173	15,704,566
Federal funds sold	12,326,000	—
Interest-bearing deposits in other banks	512,024	17,318

Cash and cash equivalents	26,024,197	15,721,884

Investment securities (notes 3 and 9):
Available-for-sale	152,637,090	151,394,463
Held-to-maturity, at cost (fair values of $3,997,361 and $5,750,099 at December 31, 2004 and 2003, respectively)	3,776,428	5,437,519
Loans held for sale	14,778,614	14,047,080
Loans (notes 4 and 9)	479,391,209	418,632,111
Less allowance for loan losses	7,930,366	7,277,589

Loans, net	471,460,843	411,354,522

Premises and equipment, net (note 5)	18,437,500	14,250,543
Accrued interest receivable	3,638,247	3,784,888
Intangible assets, net (note 6)	139,883	139,883
Bank-owned life insurance	11,463,591	10,971,633
Other assets	4,160,918	3,530,542

	$706,517,311	630,632,957

See accompanying notes to consolidated financial statements.

	2004	2003
Liabilities and Stockholders’ Equity
Deposits (note 8):
Noninterest-bearing	$80,798,355	68,033,102
Interest-bearing:
NOW accounts	80,417,657	72,386,405
Savings	225,533,029	194,366,425
Money management accounts	25,142,955	22,137,192
Time deposits over $100,000	106,835,743	97,631,749
Other time deposits	38,056,932	29,396,929

	556,784,671	483,951,802

Federal funds purchased and securities sold under repurchase agreements (note 9)	44,581,259	56,968,754
Advances from Federal Home Loan Bank (note 9)	40,000,000	30,000,000
Other borrowed funds (note 9)	900,000	800,000
Accrued interest and other liabilities	5,271,556	5,223,354

Total liabilities	647,537,486	576,943,910

Stockholders’ equity (notes 12, 14, and 16):
Common stock, $3.00 par value; 10,000,000 shares authorized; 5,283,346 and 5,284,746 shares issued in 2004 and 2003, respectively; 5,249,604 and 5,247,204 shares outstanding in 2004 and 2003, respectively	15,850,038	15,854,238
Additional paid-in capital	34,289,168	34,337,584
Retained earnings	8,976,237	3,001,079
Treasury stock, at cost; 37,496 and 41,496 shares in 2004 and 2003, respectively	(497,127)	(507,360)
Accumulated other comprehensive income	361,509	1,003,506

Total stockholders’ equity	58,979,825	53,689,047

Commitments (note 7)
	$706,517,311	630,632,957

GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Income

Years ended December 31, 2004, 2003, and 2002

	2004	2003	2002
Interest income:
Loans, including fees	$28,235,160	25,839,796	24,538,585
Investment securities:
Taxable	6,495,443	5,913,773	6,291,398
Tax-exempt	543,818	491,350	398,281
Federal funds sold	72,941	88,506	124,931
Interest-bearing deposits in other banks	3,293	3,517	17,253

Total interest income	35,350,655	32,336,942	31,370,448

Interest expense:
Deposits (including interest on time deposits over $100,000 of $2,382,174, $2,490,017, and $2,682,828 in 2004, 2003, and 2002, respectively)	7,222,141	7,251,075	8,609,816
Federal funds purchased and securities sold under repurchase agreements	651,185	645,949	639,785
Other borrowings	1,797,163	1,788,137	1,910,452

Total interest expense	9,670,489	9,685,161	11,160,053

Net interest income	25,680,166	22,651,781	20,210,395

Provision for loan losses (note 4)	1,588,426	1,694,141	2,414,297

Net interest income after provision for loan losses	24,091,740	20,957,640	17,796,098

Noninterest income:
Service charges and fees on deposits	4,924,629	4,514,269	4,431,475
Gain on sales of loans	5,705,051	8,875,410	5,915,445
Investment securities (losses) gains, net (note 3)	(101,990)	(203,325)	207,241
Retail investment income	444,479	279,717	252,138
Trust services fees	554,331	353,115	227,136
Increase in cash surrender value of bank-owned life insurance	491,958	324,882	151,706
Miscellaneous income	443,017	378,420	402,076

Total noninterest income	12,461,475	14,522,488	11,587,217

Noninterest expense:
Salaries	11,649,152	12,428,169	10,295,929
Employee benefits	2,905,631	2,904,002	2,301,530
Occupancy expenses	2,622,953	2,394,793	2,255,203
Other operating expenses (note 15)	6,566,480	5,837,064	5,424,880

Total noninterest expense	23,744,216	23,564,028	20,277,542

Income before income taxes	12,808,999	11,916,100	9,105,773

Income tax expense (note 10)	4,104,723	3,982,999	3,095,648

Net income	$8,704,276	7,933,101	6,010,125

Basic net income per share	$1.66	1.51	1.15

Diluted net income per share	1.63	1.48	1.13

Weighted average common shares outstanding	5,247,901	5,247,204	5,247,204

Weighted average number of common and common equivalent shares outstanding	5,323,924	5,359,815	5,327,286

See accompanying notes to consolidated financial statements.

GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

Years ended December 31, 2004, 2003, and 2002

	Comprehensive income	Common stock		Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total stockholders’ equity
		Number of shares	Amount
Balance, December 31, 2001		4,808,102	14,424,306	23,374,772	1,461,309	(507,360)	1,245,567	39,998,594
Comprehensive income:
Net income	$6,010,125	—	—	—	6,010,125	—	—	6,010,125
Other comprehensive income – unrealized gain on investment securities available for sale, net of income tax effect of $ 409,478	739,341	—	—	—	—	—	739,341	739,341

Total comprehensive income	$6,749,466

Balance, December 31, 2002		4,808,102	14,424,306	23,374,772	7,471,434	(507,360)	1,984,908	46,748,060
Comprehensive income:
Net income	$7,933,101	—	—	—	7,933,101	—	—	7,933,101
Other comprehensive loss – unrealized loss on investment securities available for sale, net of income tax effect of ($ 505,571)	(981,402)	—	—	—	—	—	(981,402)	(981,402)

Total comprehensive income	$6,951,699

Stock dividend – 10%		476,644	1,429,932	10,962,812	(12,392,744)	—	—	—
Cash paid for fractional shares		—	—	—	(10,712)	—	—	(10,712)

Balance, December 31, 2003		5,284,746	$15,854,238	34,337,584	3,001,079	(507,360)	1,003,506	53,689,047

Comprehensive income:
Net income	$8,704,276	—	—	—	8,704,276	—	—	8,704,276
Other comprehensive loss – unrealized loss on investment securities available for sale, net of income tax effect of ($ 330,725)	(641,997)	—	—	—	—	—	(641,997)	(641,997)

Total comprehensive income	$8,062,279

Cash dividends ($0.52 per common share)		—	—	—	(2,729,118)	—	—	(2,729,118)
Stock options exercised, issued from treasury stock		—	—	(14,466)	—	72,276	—	57,810
Purchase of treasury stock		—	—	—	—	(62,043)	—	(62,043)
Retirement of Common Stock		(1,400)	(4,200)	(33,950)	—	—	—	(38,150)

Balance, December 31, 2004		5,283,346	$15,850,038	34,289,168	8,976,237	(497,127)	361,509	58,979,825

	2004	2003	2002
Disclosure of reclassification amount:
Unrealized holding (losses) gains arising during period, net of taxes	$(676,674)	(1,050,533)	876,120
Less reclassification adjustment for (losses) gains included in net income, net of taxes	(34,677)	(69,131)	136,779

Net unrealized (losses) gains in securities	$(641,997)	(981,402)	739,341

See accompanying notes to consolidated financial statements.

GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years ended December 31, 2004, 2003, and 2002

	2004	2003	2002
Cash flows from operating activities:
Net income	$8,704,276	7,933,101	6,010,125
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,335,362	1,279,202	1,376,645
Deferred income tax benefit	(204,160)	(759,360)	(443,926)
Provision for loan losses	1,588,426	1,694,141	2,414,297
Net investment securities losses (gains)	101,990	203,325	(207,241)
Net amortization of premium on investment securities	411,722	745,988	501,313
Increase in cash surrender value of bank-owned life insurance	(491,958)	(324,882)	(151,706)
Loss (gain) on disposal of premises and equipment	2,365	(6,312)	31,935
Loss (gain) on the sale of other real estate	3,728	4,306	(18,420)
Gain on sales of loans	(5,705,051)	(8,875,410)	(5,915,445)
Real estate loans originated for sale	(274,939,497)	(374,275,713)	(267,233,862)
Proceeds from sales of real estate loans	279,913,014	393,400,641	258,037,768
Decrease (increase) in accrued interest receivable	146,641	(96,258)	(358,219)
Increase in other assets	(46,790)	(212,965)	(78,569)
Increase in accrued interest and other liabilities	48,202	683,386	599,671

Net cash provided by (used in) operating activities	10,868,270	21,393,190	(5,435,634)

Cash flows from investing activities:
Proceeds from sales of available for sale securities	40,304,730	49,788,193	14,281,961
Proceeds from sales of held to maturity securities	550,000	—	—
Proceeds from maturities of available for sale securities	47,852,287	57,801,211	45,001,836
Proceeds from maturities of held to maturity securities	1,168,000	700,000	1,305,000
Purchase of available for sale securities	(89,633,987)	(127,446,982)	(88,796,204)
Purchase of FHLB stock	(1,309,000)	—	—
Net increase in loans	(62,006,652)	(47,398,926)	(43,457,091)
Purchase of Bank-owned life insurance	—	(8,000,000)	—
Additions to premises and equipment	(5,574,879)	(1,667,783)	(2,824,783)
Proceeds from sale of other real estate	259,476	209,491	568,303
Proceeds from sale of premises and equipment	50,195	27,337	58,001

Net cash used in investing activities	(68,339,830)	(75,987,459)	(73,862,977)

(Continued)

(Continued)

	2004	2003	2002
Cash flows from financing activities:
Net increase (decrease) in noninterest-bearing deposits	12,765,253	(2,301,780)	13,532,819
Net increase in NOW accounts	8,031,252	9,270,528	14,296,485
Net increase in savings accounts	31,166,604	42,122,038	25,192,197
Net increase (decrease) in money management accounts	3,005,763	(6,549,974)	4,867,714
Net increase in time deposits over $100,000	9,203,994	9,884,989	26,111,498
Net increase (decrease) in other time deposits	8,660,003	(8,030,700)	(13,592,609)
Net (decrease) increase in federal funds purchased and securities sold under repurchase agreements	(12,387,495)	13,981,073	10,531,298
Proceeds from other borrowed funds	100,000	—	—
Advances from Federal Home Loan Bank	10,000,000	—	5,000,000
Payments of Federal Home Loan Bank advances	—	(5,000,000)	(5,000,000)
Principal payments on other borrowed funds	—	(200,000)	—
Purchase of treasury stock	(62,043)	—	—
Payment of cash dividends	(2,729,118)	—	—
Proceeds from stock options exercised	19,660	—	—
Cash paid for fractional shares	—	(10,712)	—

Net cash provided by financing activities	67,773,873	53,165,462	80,939,402

Net increase (decrease) in cash and cash equivalents	10,302,313	(1,428,807)	1,640,791

Cash and cash equivalents at beginning of year	15,721,884	17,150,691	15,509,900

Cash and cash equivalents at end of year	$26,024,197	15,721,884	17,150,691

Supplemental disclosures of cash paid during the year for:
Interest	$9,721,549	9,968,518	11,425,787
Income taxes	4,571,000	4,543,500	3,625,000

Supplemental information on noncash investing activities:
Loans transferred to other real estate	$311,905	218,525	549,883

See accompanying notes to consolidated financial statements.

GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002

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

December 31, 2004, 2003, and 2002

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

Loans are stated at the amount of unpaid principal outstanding less unearned loan fees, reduced by an allowance for loan losses. Interest on loans is calculated using the simple interest method. Accrual of interest is discontinued on loans that become past due 90 days or more and for which collateral is inadequate to cover principal and interest, or immediately if management believes, after considering economic and business conditions and collection efforts, that a borrower’s financial condition is such that collection is doubtful. When a loan is placed on nonaccrual status, all previously accrued but uncollected interest is reversed against current period interest income. Future collections are applied first to principal and then to interest until such loans are brought current, at which time loans may be returned to accrual status.

62	(Continued)

GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002

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

The Bank originates mortgages to be held for sale only for loans that have been individually pre-approved by the investor. The Bank bears minimal interest rate risk on these loans and only holds the loans temporarily until documentation can be completed to finalize sale to the investor. Such loans are stated at the lower of cost or aggregate fair value. Under SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, loan commitments that relate to the origination of mortgage loans that will be held for sale, commonly referred to as interest rate lock commitments, must be accounted for as derivatives by the issuer of the commitment. Management has determined that the fair value of the interest rate lock commitments are immaterial.

The Bank accounts for impaired loans under the provisions of SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures. Management, considering current information and events regarding a borrowers’ ability to repay its obligations, considers a loan to be impaired if it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. The amount of impairment is generally measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate. If the loan is collateral-dependent, the fair value of the collateral less estimated selling costs is used to determine the amount of impairment.

63	(Continued)

GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002

Specific guidance from bank regulators is also considered. Impairment losses are included in the allowance for loan losses through a charge to the provision for losses on loans. The accounting for impaired loans described above applies to all loans, except for large pools of smaller-balance, homogeneous loans that are collectively evaluated for impairment, loans that are measured at fair value or at the lower of cost or fair value, and debt securities. The allowance for loan losses for loans not considered impaired and for large pools of smaller-balance, homogeneous loans is established through consideration of such factors as changes in the nature and volume of the portfolio, overall portfolio quality, individual risk rating, adequacy of the underlying collateral, loan concentrations, historical charge-off trends, and economic conditions that may affect the borrowers’ ability to pay. Cash receipts on impaired loans for which the accrual of interest has been discontinued are applied first to reduce the principal amount of such loans until all contractual principal payments have been brought current.

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

SFAS No. 142, Goodwill and Other Intangible Assets eliminated amortization of goodwill and intangible assets that have indefinite useful lives and requires annual tests of impairments of those assets. The Bank’s goodwill is not considered impaired at December 31, 2004.

(h)	Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123,

64	(Continued)

GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002

Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS No. 148 also amends Accounting Principles Board (APB) Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in the interim financial information. The Bank adopted the provisions of SFAS No. 148 effective December 31, 2002. In December 2004, the FASB amended SFAS 123 to SFAS No. 123 (Revised 2004), Accounting for Stock-Based Compensation, which will require most public entities, effective for the interim or annual periods beginning after June 15, 2005, to compute the fair value of options at the date of grant and to recognize such costs as compensation expense immediately if there is no vesting period or ratably over the vesting period of the options. The Bank has chosen not to adopt the cost recognition principles of this statement for 2004. The Bank will adopt SFAS No. 123 (Revised 2004) as of July 1, 2005.

The Bank applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plans. Accordingly, compensation cost is measured as the excess, if any, of the quoted market price of the Bank’s stock at the date of grant over the amount an employee must pay to acquire the stock. Had compensation cost been determined based upon the fair value of the options at the grant dates consistent with the method recommended by SFAS No. 123, on a pro forma basis, the Bank’s net income and income per share for the years ended December 31, 2004, 2003, and 2002 is indicated below:

	2004	2003	2002
Net income	$8,704,276	7,933,101	6,010,125
Deduct: Total stock-based compensation expense determined under fair value based method, net of related tax effect	(208,430)	(157,625)	(93,175)

Pro forma	$8,495,846	7,775,476	5,916,950

Basic net income per share:
As reported	$1.66	1.51	1.15
Pro forma	1.62	1.48	1.13
Diluted net income per share:
As reported	1.62	1.48	1.13
Pro forma	1.61	1.45	1.11

65	(Continued)

GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002

(i)	Income Taxes

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

On January 21, 2004, April 14, 2004, July 21, 2004 and October 20, 2004, the Company declared quarterly cash dividends. The dividends were paid February 20, 2004, May 21, 2004, August 11, 2004 and November 10, 2004 respectively to shareholders of record as of February 2, 2004, May 3, 2004, July 28, 2004, and October 27, 2004, respectively.

On October 16, 2003, the Company’s board of directors approved a 2 for 1 stock split payable on November 21, 2003 to shareholders of record on October 31, 2003. All weighted average share and per share information in the accompanying financial statements has been restated to reflect the effect of the additional shares outstanding from the stock split.

On July 18, 2003, the Company’s board of directors approved a 10% stock dividend payable on August 29, 2003 to shareholders of record on August 8, 2003, which has been accounted for as a dividend.

(k)	Other Comprehensive Income

Other comprehensive income for the Bank consists of items recorded directly in equity under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.

66	(Continued)

GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002

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

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This standard amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. The standard is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a significant effect on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150

67	(Continued)

GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002

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

In March 2004, the Emerging Issues Task Force (the Task Force) reached a consensus on Issue 03-1, Meaning of Other Than Temporary Impairment (Issue 03-1). The Task Force reached a consensus on an other-than-temporary impairment model for debt and equity securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and cost method investments. The basic model development by the Task Force in evaluating whether an investment within the scope of Issue 03-01 is other-than-temporarily impaired is as follows: Step 1: Determine whether the investment is impaired. An investment is impaired if its fair value is less than its cost. Step 2: Evaluate whether the impairment is other than-than-temporary. Step 3: If the impairment is other-than-temporary, recognize an impairment loss equal to the difference between the investment’s cost and its fair value. In September 2004, the FASB agreed to delay the requirement to record impairment losses under Issue 03-01. The approved delay will apply to all securities within the scope of Issue 03-01 and is expected to end when new guidance is issued and comes into effect. The delay did not affect the disclosure requirements of Issue 03-01. The Company will continue to monitor changes to Issue 03-01, but does not believe that it will have a material impact on the Company’s financial position or results of operations.

(2)	Cash and Due From Banks

The subsidiary bank is required by the Federal Reserve Bank to maintain average daily cash balances. These required balances were $25,000 at December 31, 2004 and 2003, respectively.

68	(Continued)

GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002

(3)	Investment Securities

A summary of investment securities as of December 31, 2004 and 2003 is as follows:

	2004
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held to maturity:
Obligations of states and political subdivisions	$3,776,428	220,933	—	3,997,361

	$3,776,428	220,933	—	3,997,361

Available for sale:
Obligations of U.S. Government agencies	$42,444,647	145,535	(187,649)	42,402,533
Obligations of states and political subdivisions	12,581,774	269,199	(10,352)	12,840,621
Mortgage-backed securities	72,703,436	353,475	(488,805)	72,568,106
Corporate bonds	13,761,343	416,293	(27,452)	14,150,184
Trust preferred securities	6,554,428	115,163	(37,666)	6,631,925
Equity securities	4,043,721	—	—	4,043,721

	$152,089,349	1,299,665	(751,924)	152,637,090

	2003
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held to maturity:
Obligations of states and political subdivisions	$5,437,519	312,580	—	5,750,099

Available for sale:
Obligations of U.S. Government agencies	$51,577,543	549,322	(219,399)	51,907,466
Obligations of states and political subdivisions	8,489,952	231,692	(123,071)	8,598,573
Mortgage-backed securities	62,940,355	463,791	(368,706)	63,035,440
Corporate bonds	17,638,375	911,512	—	18,549,887
Trust preferred securities	6,493,053	95,884	(20,561)	6,568,376
Equity securities	2,734,721	—	—	2,734,721

	$149,873,999	2,252,201	(731,737)	151,394,463

69	(Continued)

GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002

The following investments available for sale have an unrealized loss at December 31, 2004 for which an other than temporary impairment has not been recognized.

	December 31, 2004
	Less than 12 months		12 months or longer		Total
	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss
Obligations of U.S. Government agencies	$14,009,201	101,568	3,902,500	86,081	17,911,701	187,649
Obligations of states and political subdivisions	861,230	7,601	599,004	2,751	1,460,234	10,352
Mortgage-backed securities	36,252,555	331,710	5,775,749	157,095	42,028,304	488,805
Corporate bonds	5,553,181	27,452	—	—	5,553,181	27,452
Trust preferred securities	2,006,875	37,666	—	—	2,006,875	37,666

	$58,683,042	505,997	10,277,253	245,927	68,960,295	751,924

At December 31, 2004, there were twelve obligations of U.S. government agencies, two obligations of states and political subdivisions, thirty-six mortgage-backed securities, five corporate bonds, and three trust preferred securities with an unrealized loss for less than 12 months. There were three obligations of U.S. government agencies, one obligation of states and political subdivisions, and seven mortgage-backed securities with an unrealized loss for longer than 12 months. The total estimated fair value of the securities with an unrealized loss at December 31, 2004 represented 98.9% of the book value; therefore, the impairment is not considered severe. While the duration of the impairment is dependent on the market and fluctuating yield curve, 29% of the duration of the existing unrealized loss could be shortened by the issuing agency calling the securities.

The amortized cost and estimated fair value of securities held to maturity and available for sale, other than equity and trust preferred securities, as of December 31, 2004, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

70	(Continued)

GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002

	Securities held to maturity		Securities available for sale
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
One year or less	$—	—	3,557,022	3,612,209
After one year through five years	804,763	822,580	15,509,270	15,938,953
After five years through ten years	2,270,243	2,431,345	29,733,531	29,744,574
After ten years	701,422	743,436	19,987,941	20,097,602

	3,776,428	3,997,361	68,787,764	69,393,338

Mortgage-backed securities	—	—	72,703,436	72,568,106

	$3,776,428	3,997,361	141,491,200	141,961,444

Proceeds from sales and calls of securities available for sale during 2004, 2003, and 2002 were $40,304,730 $49,788,193, and $14,281,961, respectively. Gross realized gains of $235,413 and $253,013 were realized on those dispositions in 2004 and 2003, respectively, and gross realized losses of $337,403, $456,338, and $21,198, were realized on those dispositions in 2004, and 2003, 2002, respectively.

During the third quarter of 2004, the Bank sold a held-to maturity investment upon realization that the investment was not bank qualified. The amortized cost of this security was $496,207 and the realized gain was $53,793.

Investment securities with a carrying amount of approximately $72,565,000, and $102,641,000 at December 31, 2004 and 2003, respectively, were pledged to secure public and trust deposits, and for other purposes required by law.

71	(Continued)

GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002

(4)	Loans

Loans at December 31, 2004 and 2003 are summarized as follows:

	2004	2003
Commercial, financial, and agricultural	$59,616,164	56,570,802
Real estate - construction/development	127,302,407	90,302,771
Other loans secured by real estate:
Single-family	96,110,257	83,680,560
Commercial	155,141,267	137,516,429
Consumer installment	41,221,114	50,561,549

	479,391,209	418,632,111
Less allowance for loan losses	7,930,366	7,277,589

	$471,460,843	411,354,522

As of December 31, 2004 and 2003, the Bank had nonaccrual loans aggregating $2,971,622 and $3,045,260, respectively. Interest that would have been recorded on nonaccrual loans had they been in accruing status was approximately $166,000 in 2004, $107,000 in 2003, and $60,000 in 2002. At December 31, 2004 and 2003, the Bank had impaired loans with an outstanding balance of $1,680,000 and $1,782,000, respectively, with a related valuation allowance of $238,000 and $295,000 at December 31, 2004 and 2003. The average balance of impaired loans was approximately $1,731,000, $1,586,000 and $1,195,000 for the years ended December 31, 2004, 2003, and 2002, respectively. The interest recognized on such loans in 2004, 2003, and 2002 was immaterial.

The Bank completes a Potentially-Impaired Loan Relationship Analysis worksheet for each loan grade 6 (substandard) loan relationship with outstanding balances or commitments of $100,000 or greater as of each calendar quarter-end.

Each loan is reviewed for payment according to original terms. If it is determined the loan is not paying according to terms, the worksheet is completed utilizing the collateral-dependent methodology to determine the amount of impairment. If the analysis reveals a net shortfall following collateral and borrower/guarantor asset liquidation, the shortfall amount is then added to the Bank’s Allowance for Loans and Leases Losses in the Specific Reserve category. If the analysis displays no shortfall, then no Specific Reserve is employed.

Regardless of whether the loan is deemed impaired (with or without shortfall) or not deemed impaired, the Bank will continue to carry the standard 15% Classified Loan Reserve for all grade 6 (substandard) credits as required by the Bank’s ALLL methodology and to meet governing bank regulatory requirements.

72	(Continued)

GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002

The following is a summary of the activity in the allowance for loan losses for the years ended December 31, 2004, 2003, and 2002:

	2004	2003	2002
Balance, beginning of year	$7,277,588	6,534,417	5,109,447
Provision for loan losses	1,588,426	1,694,141	2,414,297
Charge-offs	(1,692,675)	(1,621,086)	(1,626,813)
Recoveries	757,027	670,116	637,486

Balance, end of year	$7,930,366	7,277,588	6,534,417

In the ordinary course of business, the Bank has direct and indirect loans outstanding to certain executive officers, directors, and principal holders of equity securities (including their associates). Management believes such loans are made substantially on the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other customers.

The following is a summary of the activity in loans outstanding to officers, directors, and their associates for the year ended December 31, 2004:

Balance at beginning of year	$13,887,284
New loans	21,143,373
Principal repayments	(15,485,702)

Balance at end of year	$19,544,955

The balance at the beginning of the year was adjusted $383,885 for loans outstanding to officers, directors, and their associates at December 31, 2003.

The Bank is also committed to extend credit to certain directors and executives of the Bank, including companies in which they are principal owners, through personal lines of credit, letters of credit, and other loan commitments. As of December 31, 2004, available balances on these commitments to these persons aggregated approximately $7,245,000.

73	(Continued)

GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002

(5)	Premises and Equipment

Premises and equipment at December 31, 2004 and 2003 are summarized as follows:

	2004	2003
Land	$2,515,078	2,399,285
Buildings	16,098,828	11,966,821
Furniture and equipment	7,860,832	6,704,675

	26,474,738	21,070,781

Less accumulated depreciation	8,037,238	6,820,238

	$18,437,500	14,250,543

Depreciation expense amounted to $1,335,362, $1,279,202, and $1,269,893 in 2004, 2003, and 2002, respectively.

(6)	Intangible Assets

Intangible assets at December 31, 2004 and 2003 consist of goodwill of $139,883.

(7)	Commitments

The Bank is committed under various operating leases for office space and equipment. At December 31, 2004, minimum future lease payments under noncancelable real property and equipment operating leases are as follows:

2005	$130,363
2006	115,820
2007	89,720
2008	—

$335,903

Rent expense for all building, equipment, and furniture rentals totaled $267,364, $244,137, and $237,171 for the years ended December 31, 2004, 2003, and 2002, respectively.

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

GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002

Unfunded commitments to extend credit where contract amounts represent potential credit risk totaled $167,534,000 and $178,889,000 at December 31, 2004, and 2003, respectively. These commitments are primarily at variable interest rates.

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

(8)	Deposits

At December 31, 2004, scheduled maturities of certificates of deposit are as follows:

Years ending December 31:	2004
2005	$95,941,534
2006	38,861,246
2007	5,977,382
2008	1,997,116
2009	1,578,849
Thereafter	536,548

Total	$144,892,675

(9)	Borrowings

Securities Sold Under Repurchase Agreements

The securities sold under repurchase agreements at December 31, 2004 are collateralized by obligations of the U.S. Government or its corporations and agencies, state and municipal securities, corporate bonds, or mortgage-backed securities with an aggregate carrying value of $49,736,911, which are held by independent trustees. Under such agreements, the Bank agrees to repurchase identical securities as those sold. The repurchase agreements at December 31, 2004 mature on demand. The next page summarizes pertinent data related to the securities sold under the agreements to repurchase as of and for the years ended December 31, 2004, 2003, and 2002.

75	(Continued)

GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002

	2004	2003	2002
Weighted average borrowing rate at year-end	1.89%	1.26%	1.59%
Average daily balance during the year	$45,092,101	45,108,754	39,540,854
Maximum month-end balance during the year	52,403,748	50,586,502	48,079,709
Balance at year-end	44,581,259	46,556,754	42,987,681

At December 31, 2004, the Bank had securities sold under agreements to repurchase with one counterparty aggregating approximately $31,321,000.

Advances from Federal Home Loan Bank

The Bank has an available line of credit from the Federal Home Loan Bank of Atlanta (FHLB) in an amount not to exceed 10% of total assets. The line of credit is reviewed annually by the FHLB. The following advances were outstanding under this line at December 31, 2004 and 2003.

	2004	2003
Due March 17, 2006, 2.521% adjustable rate credit	$5,000,000	—
Due June 18, 2007, 2.02% convertible flipper	5,000,000	—
Due March 22, 2010, 6.18%	7,000,000	7,000,000
Due March 30, 2010, 6.02%	5,000,000	5,000,000
Due September 29, 2010, 5.82%	5,000,000	5,000,000
Due October 18, 2010, 5.46%	7,000,000	7,000,000
Due May 2, 2011, 4.80%	6,000,000	6,000,000

	$40,000,000	30,000,000

Total weighted average rate	4.81%	5.65%

76	(Continued)

GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002

The FHLB has the option to convert the fixed-rate advances and convertible advance to three-month, LIBOR-based floating-rate advances at various dates throughout the terms of the advances.

The adjustable rate credit advance is indexed to three-month LIBOR-based floating-rate, plus two basis points. The convertible flipper advance is indexed to the three-month LIBOR-based floating rate minus fifty basis points for the first three years and then converts to a fixed rate of 3.93% for the last two years.

At December 31, 2004 and 2003, the Bank has pledged, under a blanket floating lien, first mortgage loans with unpaid balances which, when discounted at 80% of such unpaid principal balances, equals or exceeds the advances outstanding.

Other Borrowed Funds

Other borrowed funds at December 31, 2004 and 2003 consist of a treasury, tax, and loan account with the Federal Reserve Bank of $900,000 and $800,000, respectively.

(10)	Income Taxes

Income tax expense (benefit) for the years ended December 31, 2004, 2003, and 2002 consists of the following:

	2004	2003	2002
Current tax expense:
Federal	$3,858,470	4,215,197	3,106,235
State	450,413	527,162	433,339

Total current	4,308,883	4,742,359	3,539,574

Deferred tax benefit
Federal	(171,820)	(658,442)	(376,939)
State	(32,340)	(100,918)	(66,987)

Total deferred	(204,160)	(759,360)	(443,926)

Total income tax expense	$4,104,723	3,982,999	3,095,648

77	(Continued)

GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002

Income tax expense differed from the amount computed by applying the statutory Federal corporate tax rate of 35% in 2004 and 2003 and 34% in 2002 to income before income taxes as follows:

	Years ended December 31
	2004	2003	2002
Computed “expected” tax expense	$4,483,150	4,170,635	3,095,963
Increase (decrease) resulting from:
Tax-exempt interest income	(301,705)	(265,263)	(249,304)
Nondeductible interest expense	21,184	21,359	23,506
State income tax, net of Federal tax effect	271,747	277,059	241,792
Earnings on cash surrender value of life insurance	(172,186)	(113,709)	(51,580)
Meals, entertainment, and club dues	40,042	34,116	31,622
Impact of graduated rate	(100,000)	(77,550)	—
Other, net	(137,509)	(63,648)	3,649

	$4,104,723	3,982,999	3,095,648

78	(Continued)

GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003 are presented below:

	2004	2003
Deferred tax assets:
Allowance for loan losses	$2,963,210	2,633,145
Deferred compensation	735,809	566,142
Other	56,928	30,271

Total deferred tax assets	3,755,947	3,229,558

Deferred tax liabilities:
Depreciation	(373,383)	(51,214)
Unrealized gain on investment securities available for sale	(186,232)	(516,957)

Total deferred tax liabilities	(559,615)	(568,171)

Net deferred tax asset	$3,196,332	2,661,387

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

Deposits include accounts with certain directors and executives of the Bank, including companies in which they are principal owners. As of December 31, 2004, these deposits totaled approximately $14,000,000.

During the years ended December 31, 2004, 2003, and 2002, the Bank paid approximately $0, $18,000, and $26,000, respectively, in legal fees in the normal course of business to a law firm in which a former director is a member.

79	(Continued)

GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002

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

Quantitative measures established by regulation to ensure capital adequacy, require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2004, the most recent notification from the Federal Deposit Insurance Corporation categorized the bank subsidiary as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the bank subsidiary must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. Management is not aware of the existence of any conditions or events occurring subsequent to December 31, 2004 which would affect the bank subsidiary’s well capitalized classification.

80	(Continued)

GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002

Actual capital amounts and ratios for the Bank are presented in the table below as of December 31, 2004 and 2003, on a consolidated basis and for the bank subsidiary individually (dollars in thousands):

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Georgia Bank Financial Corporation and subsidiary consolidated:
As of December 31, 2004:
Total Capital (to risk-weighted assets)	$65,567	11.58%	$45,297	8.00%	N/A	N/A
Tier I Capital - risk-based (to risk-weighted assets)	58,479	10.33%	22,648	4.00%	N/A	N/A
Tier I Capital - leverage (to average assets)	58,479	8.38%	27,913	4.00%	N/A	N/A
As of December 31, 2003:
Total Capital (to risk-weighted assets)	58,915	11.58%	40,689	8.00%	N/A	N/A
Tier I Capital - risk-based (to risk-weighted assets)	52,546	10.33%	20,344	4.00%	N/A	N/A
Tier I Capital - leverage (to average assets)	52,546	8.40%	25,009	4.00%	N/A	N/A

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Georgia Bank & Trust Company:
As of December 31, 2004:
Total Capital (to risk-weighted assets)	$62,633	11.09%	$45,172	8.00%	$56,466	10.00%
Tier I Capital - risk-based (to risk-weighted assets)	55,564	9.84%	22,586	4.00%	33,879	6.00%
Tier I Capital - leverage (to average assets)	55,564	7.98%	27,851	4.00%	34,814	5.00%
As of December 31, 2003:
Total Capital (to risk-weighted assets)	55,204	10.89%	40,561	8.00%	50,701	10.00%
Tier I Capital - risk-based (to risk-weighted assets)	48,855	9.64%	20,280	4.00%	30,421	6.00%
Tier I Capital - leverage (to average assets)	48,855	7.83%	24,945	4.00%	31,182	5.00%

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

GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002

The DBF requires its prior approval for a bank to pay dividends in excess of 50% of the preceding year’s earnings. Based on this limitation, the amount of cash dividends available from the bank subsidiary for payment in 2005 is approximately $4,354,000, subject to maintenance of the minimum capital requirements. As a result of this restriction, at December 31, 2004, approximately $51,711,000 of the Parent Company’s investment in its subsidiary was restricted from transfer in the form of dividends.

(13)	Employee Benefit Plans

The Bank has an employee savings plan (the Plan) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. The Bank has the option to make an annual discretionary payment to the Plan. For the years ended December 31, 2004, 2003, and 2002, the Bank contributed $533,243, $523,197, and $437,238, respectively, to the Plan, which is 5% of the annual salary of all eligible employees for 2004, 2003, and 2002.

In 1997, the Bank established a nonqualified Long-Term Incentive Plan designed to motivate and sustain high levels of individual performance and align the interests of key officers with those of shareholders by rewarding capital appreciation and earnings growth. Stock appreciation rights may be awarded annually to those key officers whose performance during the year has made a significant contribution to the Bank’s growth. Such stock appreciation rights are granted at a strike price equal to the trading price of the Company’s stock at date of grant, and are earned over a five-year appreciation period. Officers vest in such rights over a 10-year period. The Bank recognized expense of $122,539, $207,835, and $143,729 during 2004, 2003, and 2002, respectively, related to this plan.

The Bank also has salary continuation agreements in place with certain key officers. Such agreements are structured with differing benefits based on the participants overall position and responsibility. These agreements provide the participants with a supplemental income upon retirement at age 65, additional incentive to remain with the Bank in order to receive these deferred retirement benefits and a compensation package that is competitive in the market. These agreements vest over a ten year period, require a minimum number of years service, and contain change of control provisions. All benefits would cease in the event of termination for cause, and if the participant’s employment were to end due to disability, voluntary termination or termination without cause, the participant would be entitled to receive certain reduced benefits based on vesting and other conditions. The estimated cost of an annuity to pay this obligation is being accrued over the vesting period for each officer. The Bank recognized expense of $506,031, $563,388, and $310,723 during 2004, 2003, and 2002, respectively, related to these agreements. The total amount accrued at December 31, 2004 and 2003 was $1,742,501 and $1,236,470 respectively.

82	(Continued)

GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002

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

The following table summarizes activity in the 2000 Plan by shares under option and weighted average exercise price per share:

	Shares	Exercise price/share
Options outstanding - December 31, 2000	31,625	$9.63
Granted in 2001	13,915	13.30

Options outstanding - December 31, 2001	45,540	10.75
Granted in 2002	79,200	15.05

Options outstanding - December 31, 2002	124,740	13.48
Granted in 2003	64,300	22.36

Options outstanding - December 31, 2003	189,040	16.50
Granted in 2004	5,000	29.00
Options exercised in 2004	(6,000)	(9.63)

Options outstanding - December 31, 2004	188,040	17.05

83	(Continued)

GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002

The following options are exercisable at December 31, 2004:

Shares	Exercise Price
19,300	$9.63
8,349	13.30
31,680	15.05
7,260	19.32
5,600	26.30

72,189

The following table summarizes information about options outstanding under the 2000 Plan at December 31, 2004:

Number outstanding at December 31, 2004	Weighted average remaining contractual life in years	Exercise price
25,625	5.6	$9.63
13,915	6.5	13.30
79,200	7.1	15.05
36,300	8.1	19.32
28,000	8.9	26.30
5,000	9.9	29.00

188,040

SFAS No. 123 (Revised 2004), Accounting for Stock-Based Compensation, will require most public entities, effective for the interim or annual periods beginning after June 15, 2005, to compute the fair value of options at the date of grant and to recognize such costs as compensation expense immediately if there is no vesting period or ratably over the vesting period of the options. The Bank has chosen not to adopt the cost recognition principles of this statement for 2004. The Bank will adopt SFAS No. 123 (Revised 2004) as of July 1, 2005.

84	(Continued)

GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002

The fair value of each option grant is estimated on the date of grant using a minimum value option price assessment with weighted average assumptions used and estimated fair values as follows:

	2004	2003	2002
Options granted	5,000	64,300	79,200
Risk-free interest rate	4.18%	4.13%	3.82%
Dividend yield	2.00%	0.00%	0.00%
Expected life at date of grant	10 years	10 years	10 years
Volatility	29.45%	38.59%	23.02%
Weighted average grant-date fair value	$10.17	$12.85	$6.42

(15)	Other Operating Expenses

Components of other operating expenses exceeding 1% of total revenues include the following for the years ended December 31, 2004, 2003, and 2002:

	2004	2003	2002
Marketing and business development	1,099,851	1,034,022	728,122
Processing expense	1,163,255	1,062,784	946,217
Legal and professional fees	846,852	588,492	578,970
Loan Costs	604,389	467,112	358,763
Office supplies expense	484,633	445,990	409,771
Data Processing	502,808	408,931	364,175

85	(Continued)

GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002

(16)	Condensed Financial Statements of Georgia Bank Financial Corporation (Parent Only)

The following represents Parent Company only condensed financial information of Georgia Bank Financial Corporation:

Condensed Balance Sheets

	December 31
	2004	2003
Assets
Cash and due from banks	$1,379,997	1,110,631
Investment securities available for sale	500,000	500,000
Investment in subsidiary	56,065,159	49,998,947
Premises and equipment, net	1,034,669	1,079,469
Due from subsidiary	—	1,000,000

	$58,979,825	53,689,047

Stockholders’ Equity
Stockholders’ equity:
Common stock, $3.00 par value; 10,000,000 shares authorized; 5,283,346 and 5,284,746 shares issued in 2004 and 2003, respectively; 5,249,604 and 5,247,204 shares outstanding in 2004 and 2003, respectively	$15,850,038	15,854,238
Additional paid-in capital	34,289,168	34,337,584
Retained earnings	8,976,237	3,001,079
Treasury stock, at cost; 37,496 and 41,496 shares in 2004 and 2003, respectively	(497,127)	(507,360)
Accumulated other comprehensive income	361,509	1,003,506

	$58,979,825	53,689,047

86	(Continued)

GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002

Condensed Statements of Income

	Years ended December 31
	2004	2003	2002
Income:
Dividends from subsidiary	$2,000,000	2,000,000	—
Interest income on investment securities	393	139	302
Miscellaneous income	102,006	91,200	91,200

	2,102,399	2,091,339	91,502

Expense:
Occupancy expense	44,800	44,800	44,800
Other operating expense	61,533	69,546	72,181

	106,333	114,346	116,981

Income (loss) before equity in undistributed earnings of subsidiary	1,996,066	1,976,993	(25,479)

Equity in undistributed earnings of subsidiary	6,708,210	5,956,108	6,035,604

Net income	$8,704,276	7,933,101	6,010,125

87	(Continued)

GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002

Condensed Statements of Cash Flows

	Year Ended December 31
	2004	2003	2002
Cash flows from operating activities:
Net income	$8,704,276	7,933,101	6,010,125
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	44,800	44,800	44,800
Equity in undistributed earnings of subsidiary	(6,708,210)	(5,956,108)	(6,035,604)
Decrease in other liabilities	—	—	(2,435)
Decrease (increase) in due from subsidiary	1,000,000	(1,000,000)	—

Net cash provided by operating activities	3,040,866	1,021,793	16,886

Cash flows from financing activities:
Purchase of treasury stock	(62,042)	—	—
Payment of cash dividends	(2,729,118)	—	—
Proceeds from stock options exercised	19,660	—	—
Cash paid for fractional shares	—	(10,712)	—

Net cash used in financing activities	(2,771,500)	(10,712)	—

Net increase in cash and cash equivalents	269,366	1,011,081	16,886

Cash and cash equivalents at beginning of year	1,110,631	99,550	82,664

Cash and cash equivalents at end of year	$1,379,997	1,110,631	99,550

88	(Continued)

GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002

(17)	Fair Value of Financial Instruments

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

89	(Continued)

GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002

(c)	Loans

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

The fair value of the FHLB fixed rate advances is obtained from the FHLB and is calculated by discounting contractual cash flows using an estimated interest rate based on the current rates available to the Bank for debt of similar remaining maturities and collateral terms. The fair value approximates the carrying value of the FHLB variable rate credit advance as the advance are at a variable rate of interest.

(h)	Commitments

The carrying values and fair values of commitments to extend credit are not significant.

90	(Continued)

GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002

The carrying amounts and estimated fair values of the Bank’s financial instruments at December 31, 2004 and 2003 are as follows:

	December 31
	2004		2003
	Carrying amount	Estimated fair value	Carrying Amount	Estimated fair value
Financial assets:
Cash and cash equivalents	$26,024,197	26,024,197	15,721,884	15,721,884
Investment securities	156,413,518	156,634,451	156,831,982	157,144,562
Loans, net	486,239,457	485,115,812	425,401,602	426,238,058
Financial liabilities:
Deposits	556,784,671	556,997,771	483,951,802	484,835,675
Federal funds purchased and securities sold under repurchase agreements	44,581,259	44,581,259	56,968,754	56,968,754
Other borrowed funds	900,000	900,000	800,000	800,000
Advances from FHLB	40,000,000	37,245,898	30,000,000	26,174,543

91	(Continued)

GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002

(18)	Quarterly Financial Data (Unaudited)

The supplemental quarterly financial data for the years ended December 31, 2004 and 2003 is summarized as follows:

	Quarters ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Interest income	8,355,440	8,512,533	8,947,698	9,534,984
Interest expense	2,249,033	2,254,833	2,398,027	2,768,596
Net interest income	6,106,407	6,257,700	6,549,671	6,766,388
Provision for loan losses	388,723	131,197	493,103	575,403
Noninterest income	2,858,727	3,254,844	3,320,510	3,027,394
Noninterest expense	5,599,073	6,147,646	5,915,678	6,081,819
Net income	2,006,090	2,156,723	2,322,338	2,219,125
Net income per share - basic	0.38	0.41	0.44	0.42
Net income per share - diluted	0.38	0.41	0.44	0.42

	Quarters ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Interest income	$7,913,202	8,077,123	8,127,958	8,218,259
Interest expense	2,590,817	2,552,705	2,317,809	2,223,830
Net interest income	5,322,385	5,524,418	5,810,149	5,994,829
Provision for loan losses	474,750	431,805	218,833	568,753
Noninterest income	3,209,591	3,948,084	4,306,754	3,058,059
Noninterest expense	5,236,997	5,986,927	6,741,647	5,598,457
Net income	1,852,187	1,976,974	2,096,630	2,007,310
Net income per share – basic	0.35	0.38	0.40	0.38
Net income per share – diluted	0.35	0.37	0.39	0.37

92	(Continued)

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

Management’s Report on Internal Controls over Financial Reporting

The management of Georgia Bank Financial Corporation is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is a process designed to provide reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition, transactions are executed in accordance with appropriate management authorization and accounting records are reliable for the preparation of financial statements in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectivenes to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of the Georgia Bank Financial Corporation’s internal control over financial reporting as of December 31, 2004. In making our assessment, management has utilized the framework published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission “Internal Control-Integrated Framework”. Based on our assessment, management has concluded that, as of December 31, 2004, internal control over financial reporting was effective.

KPMG LLP, an independent registered public accounting firm, has issued an attestation report on management’s assessment, of the Company’s internal control over financial reporting, and a copy of KPMG’s report is included with this report.

/s/ R. Daniel Blanton
Chief Executive Officer
(principal executive officer)

/s/ Ronald L. Thigpen
Chief Operating Officer
(principal financial officer)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Georgia Bank Financial Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls over Financial Reporting, that Georgia Bank Financial Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on, criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Georgia Bank Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Georgia Bank Financial Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on, criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Georgia Bank Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on, criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Georgia Bank Financial Corporation and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 14, 2005, expressed, an unqualified opinion on those consolidated financial statements.

Atlanta, Georgia

March 14, 2005

PART III

Item 10: Directors and Executive Officers of the Registrant

The Company has adopted a Code of Ethics applicable to its senior financial officers. A copy is available, without charge, upon telephonic or written request addressed to Ron Thigpen, Executive Vice President, Chief Operating Officer and Assistant Corporate Secretary, Georgia Bank Financial Corporation, 3530 Wheeler Road, Augusta, Georgia 30909, telephone (706) 738-6990. The remaining information in response to this item is incorporated by reference to the Company’s definitive Proxy Statement for use in connection with the 2005 annual meeting of shareholders (which definitive Proxy Statement shall be filed with the commission not later than April 30, 2005).

Item 11: Executive Compensation

The remaining information in response to this item is incorporated by reference to the Company’s definitive Proxy Statement for use in connection with the 2005 annual meeting of shareholders (which definitive Proxy Statement shall be filed with the commission not later than April 30, 2005).

Item 12: Security Ownership of Certain Beneficial Owners and Management

The following table provides information regarding compensation plans under which equity securities of the Company are authorized for issuance. All data is presented as of December 31, 2004.

Equity Compensation Plan Table

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	188,040	17.05	58,960
Equity compensation plans not approved by security holders

Total	188,040	17.05	58,960

Additional information in response to this item is incorporated by reference to the Company’s definitive Proxy Statement for use in connection with the 2005 annual meeting of shareholders (which definitive Proxy Statement shall be filed with the commission not later than April 30, 2005).

Item 13: Certain Relationships and Related Transactions

Information in response to this item is incorporated by reference to the Company’s definitive Proxy Statement for use in connection with the 2005 annual meeting of shareholders (which definitive Proxy Statement shall be filed with the commission not later than April 30, 2005).

Item 14. Principal Accountant Fees and Services

Information in response to this item is incorporated by reference to the Company’s definitive Proxy Statement for use in connection with the 2005 annual meeting of shareholders (which definitive Proxy Statement shall be filed with the Commission not later than April 30, 2005).

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1)	See Item 8 for a list of the financial statements as filed as a part of this report.

(2)	No financial statement schedules are applicable as the required information is included in the financial statements in Item 8.

(3)	The following exhibits are filed as part of this report:

Exhibit No. and Document

3.1	Articles of Incorporation of the Company (Incorporated by reference to the Company’s registration statement on Form SB-2 filed August 20, 1997 (Registration No. 333-34037))

3.2	Bylaws of the Company

10.1	Blanton Employment Contract (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)*

10.2	Thigpen Employment Contract (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31,2000.)*

10.3	2000 Long Term Incentive Plan (Incorporated by reference to the Company’s definitive Proxy Statement, filed on March 29, 2001)*

10.4	Form of option agreement under 2000 Long Term Incentive Plan.*

10.5	1997 Long-term Incentive Plan.*

10.6	Form of stock appreciation rights agreement under 1997 Long-term Incentive Plan.*

11.1	Statement Re: Computation of Net Income Per Share

14.1	Code of Ethics (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003)

21.1	Subsidiaries of the Company (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003)

31.1	Certification by the Chief Executive Officer (principal executive officer)

31.2	Certification by the Chief Operating Officer (principal financial officer)

32.1	Certification by the Chief Executive Officer and Chief Operating Officer

*	Denotes a management compensatory agreement or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEORGIA BANK FINANCIAL CORPORATION

By:	/s/ Robert W. Pollard, Jr.
Robert W. Pollard, Jr.
Chairman of the Board

March 10, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

March 10, 2005

SIGNATURE	TITLE
/s/ Robert W. Pollard, Jr.	Chairman of the Board, and Director
Robert W. Pollard, Jr.

/s/ Edward G. Meybohm	Vice Chairman of the Board and Director
Edward G. Meybohm

/s/ R. Daniel Blanton	President, Chief Executive Officer and Director (Principal Executive Officer)
Daniel Blanton

/s/ Ronald L. Thigpen	Executive Vice President, Chief Operating Officer (Principal Financial and Accounting Officer) and Director
Ronald L. Thigpen

/s/ William J. Badger	Director
William J. Badger

/s/ Warren A. Daniel	Director
Warren A. Daniel

/s/ Randolph R. Smith, M.D.	Director
Randolph R. Smith, M.D.

/s/ John W. Trulock, Jr.	Director
John W. Trulock, Jr.

EXHIBIT INDEX

(a)	Exhibits		Page

	3.1	Articles of Incorporation of the Company (Incorporated by reference to the Company’s registration statement on Form SB-2 filed August 20, 1997 (Registration No. 333-34037))

	3.2	Bylaws of the Company	99

	10.1	Blanton Employment Contract (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)*

	10.2	Thigpen Employment Contract (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31,2000.)*

	10.3	2000 Long Term Incentive Plan (Incorporated by reference to the Company’s definitive Proxy Statement, filed on March 29, 2001)*

	10.4	Form of option agreement under 2000 Long Term Incentive Plan.*	117

	10.5	1997 Long-term Incentive Plan.*	124

	10.6	Form of stock appreciation rights agreement under 1997 Long-term Incentive Plan.*	138

	11.1	Statement Re: Computation of Net Income Per Share	142

	14.1	Code of Ethics (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003)

	21.1	Subsidiaries of the Company (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003)

	31.1	Certification by the Chief Executive Officer (principal executive officer)	143

	31.2	Certification by the Chief Operating Officer (principal financial officer)	145

	32.1	Certification by the Chief Executive Officer and Chief Operating Officer	147

*	Denotes a management compensatory agreement or arrangement.