Form 10-Q
period 2005-03-31
GEORGIA BANK FINANCIAL CORP /GA
filed 2005-05-10
CIK 880116

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2005.

or

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to ________________.

Commission File No. 0-23980

Georgia Bank Financial Corporation
(Exact name of registrant as specified in its charter)

Georgia	58-2005097
(State of Incorporation)	(I.R.S. Employer Identification No.)

3530 Wheeler Road, Augusta, Georgia 30909
(Address of principal executive offices)

(706) 738-6990
(Issuer's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

Check whether the issuer is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

5,256,807 shares of common stock, $3.00 par value per share, outstanding as of April 30, 2005.

PART I
FINANCIAL INFORMATION

GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets
(Unaudited)

ASSETS
	March 31,	December 31,
	2005	2004
Cash and due from banks	$18,012,367	$13,186,173
Federal funds sold	7,902,000	12,326,000
Interest-bearing deposits in other banks	512,042	512,024
Cash and cash equivalents	26,426,409	26,024,197

Investment securities
Available-for-sale	166,476,947	152,637,090
Held-to-maturity, at cost (fair values of $3,955,744 and $3,997,361, respectively)	3,776,331	3,776,428

Loans held for sale	14,836,202	14,778,614

Loans	509,139,548	479,391,209
Less allowance for loan losses	(8,303,038)	(7,930,366)
Loans, net	500,836,510	471,460,843

Premises and equipment, net	18,325,776	18,437,500
Accrued interest receivable	3,602,690	3,638,247
Intangible assets, net	139,883	139,883
Bank-owned life insurance	11,546,380	11,463,591
Other assets	4,914,115	4,160,918

	$750,881,243	$706,517,311

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
Noninterest-bearing	$87,565,729	$80,798,355
Interest-bearing:
NOW accounts	84,168,916	80,417,657
Savings	246,569,605	225,533,029
Money management accounts	25,776,001	25,142,955
Time deposits over $100,000	112,341,758	106,835,743
Other time deposits	34,792,436	38,056,932
	591,214,445	556,784,671

Federal funds purchased and securities sold under repurchase agreements	49,289,438	44,581,259
Advances from Federal Home Loan Bank	45,000,000	40,000,000
Other borrowed funds	1,000,000	900,000
Accrued interest and other liabilities	5,284,722	5,271,556
Total liabilities	691,788,605	647,537,486

Stockholders' equity
Common stock, $3.00 par value; 10,000,000 shares authorized; 5,281,104 and 5,287,100 shares issued in 2005 and 2004, respectively; 5,256,807 and 5,249,604 shares outstanding in 2005 and 2004, respectively	15,837,681	15,855,669
Additional paid-in capital	34,234,758	34,381,141
Retained earnings	10,280,173	8,878,633
Treasury stock, at cost; 24,297 and 37,496 shares in 2005 and 2004, respectively	(332,755)	(497,127)
Accumulated other comprehensive income	(927,219)	361,509
Total stockholders' equity	59,092,638	58,979,825

	$750,881,243	$706,517,311

See accompanying notes to consolidated financial statements.

GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Income

(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Interest income:
Loans, including fees	$8,243,538	$6,640,344
Investment securities	1,764,542	1,706,843
Federal funds sold	55,607	8,224
Interest-bearing deposits in other banks	2,433	29
Total interest income	10,066,120	8,355,440

Interest expense:
Deposits	2,645,590	1,639,538
Federal funds purchased and securities sold under repurchase agreements	271,970	177,388
Other borrowings	507,827	432,107
Total interest expense	3,425,387	2,249,033

Net interest income	6,640,733	6,106,407

Provision for loan losses	471,694	388,723

Net interest income after provision for loan losses	6,169,039	5,717,684

Noninterest income:
Service charges and fees on deposits	1,211,050	1,058,907
Gain on sales of loans	1,042,183	1,276,680
Investment securities gains, net	791	80,751
Retail investment income	81,963	95,555
Trust service fees	156,912	122,239
Increase in cash surrender value of bank-owned life insurance	82,789	125,263
Miscellaneous income	125,102	99,332
Total noninterest income	2,700,790	2,858,727

Noninterest expense:
Salaries	2,749,539	2,513,124
Employee benefits	809,444	766,855
Occupancy expenses	673,093	619,164
Other operating expenses	1,505,162	1,699,930
Total noninterest expense	5,737,238	5,599,073

Income before income taxes	3,132,591	2,977,338

Income tax expense	1,048,602	971,248

Net income	$2,083,989	$2,006,090

		(continued	)

GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Income

(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Basic net income per share	$0.40	$0.38

Diluted net income per share	$0.39	$0.38

Weighted average common shares outstanding	5,253,526	5,247,204

Weighted average number of common and common equivalent shares outstanding	5,331,762	5,324,089

See accompanying notes to consolidated financial statements.

GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities
Net income	$2,083,989	$2,006,090

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	359,531	313,172
Provision for loan losses	471,694	388,723
Net investment securities gains	(791)	(80,751)
Net amortization of premium on investment securities	93,823	72,332
Increase in CSV of bank owned life insurance	(82,789)	(125,263)
Gain on disposal of premises and equipment	-	(5,682)
Gain on the sale of other real estate	(4,150)	-
Gain on sales of loans	(1,042,183)	(1,276,680)
Real estate loans originated for sale	(52,982,473)	(57,843,342)
Proceeds from sales of real estate loans	53,967,068	60,432,988
Decrease in accrued interest receivable	35,557	349,767
Increase in other assets	(142,735)	(87,828)
Increase (decrease) in accrued interest and other liabilities	13,166	(391,850)
Net cash provided by operating activities	2,769,707	3,751,676

Cash flows from investing activities:
Proceeds from sales of available for sale securities	4,232,172	8,019,697
Proceeds from maturities of available for sale securities	3,779,820	18,450,920
Proceeds from maturities of held to maturity securities	-	365,000
Purchase of available for sale securities	(23,516,802)	(23,663,999)
Purchase of Federal Home Loan Bank stock	(380,600)	-
Net increase in loans	(29,847,361)	(27,140,068)
Purchases of premises and equipment	(247,807)	(579,564)
Proceeds from sale of other real estate	57,579	-
Proceeds from sale of premises and equipment	-	34,253
Net cash used in investing activities	(45,922,999)	(24,513,761)

Cash flows from financing activities:
Net increase in deposits	34,429,774	32,366,324
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	4,708,179	(15,534,861)
Advances from Federal Home Loan Bank	5,000,000	5,000,000
Proceeds from other borrowed funds	100,000	-
Principal payments on other borrowed funds	-	(300,000)
Payment of cash dividends	(682,449)	(682,136)
Net cash provided by financing activities	43,555,504	20,849,327

		(continued )

GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2005	2004

Net increase in cash and cash equivalents	$402,212	$87,242

Cash and cash equivalents at beginning of period	26,024,197	15,721,884

Cash and cash equivalents at end of period	$26,426,409	$15,809,126
Supplemental disclosures of cash paid during the period for:
Interest	$3,601,419	$2,601,926
Income taxes	$100,000	$150,000

See accompanying notes to consolidated financial statements.

GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2005

Note 1 - Basis of Presentation

The accompanying consolidated financial statements include the accounts of Georgia Bank Financial Corporation and its wholly-owned subsidiary, Georgia Bank & Trust Company (the “Company” or the “Bank”). Significant intercompany transactions and accounts are eliminated in consolidation.

The financial statements for the three months ended March 31, 2005 and 2004 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2004.

In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations and cash flows for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results of operations which the Company may achieve for the entire year.

Some items in the prior period financial statements were restated to conform to the current presentation.

Note 2 - Recent Accounting Pronouncements

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

SFAS No. 123 (Revised 2004), Accounting for Stock-Based Compensation, will require most public entities, effective at the beginning of the first annual period beginning after June 15, 2005, to compute the fair value of options at the date of grant and to recognize such costs as compensation expense immediately if there is no vesting period or ratably over the vesting period of the options. Due to the SEC’s April 15, 2005, deferral of the effective date to the beginning of the first annual period beginning after June 15, 2005, the Bank has chosen not to adopt the cost recognition principles of this statement for 2005. The Bank will adopt SFAS No. 123 (Revised 2004) as of January 1, 2006.

Note 3 - Comprehensive Income

Other comprehensive income (loss) for the Company consists of net unrealized gains and (losses) on investment securities which were ($1,288,728) for the three months ended March 31, 2005 compared to $719,411 for the three months ended March 31, 2004. Total comprehensive income for the three months ended March 31, 2005 was $795,261 compared to $2,725,501 for the three months ended March 31, 2004.

Note 4 - Stock-based Compensation

The Company applies Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plans. Accordingly compensation cost is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. Had compensation cost been determined based upon the fair value of the options at the grant dates consistent with the method recommended by SFAS No. 123, on a pro forma basis, the Company’s net income and income per share, on a pro forma basis, for the three months ended March 31, 2005 and 2004 is indicated below.

	Three Months Ended
	March 31,
	2005	2004
Net income	$2,083,989	$2,006,090
Deduct: Total stock-based
Compensation expense determined Under fair value based method, net of related tax effect	54,261	51,969
Pro Forma, net income	$2,029,728	$1,954,121

Basic net income per share:
As reported	$0.40	$0.38
Pro forma	$0.39	$0.37
		(continued	)

	Three Months Ended
	March 31,
	2005	2004
Diluted net income per share:
As reported	$0.39	$0.38
Pro forma	$0.38	$0.37

Note 5 - Cash Dividend Declared

On January 28, 2005, the Company declared a quarterly cash dividend of $0.13 per share on outstanding shares. The dividend was paid on February 18, 2005 to shareholders of record as of February 2, 2005.

On April 20, 2005, the Company declared a quarterly cash dividend of $0.13 per share on outstanding shares. The dividend is payable on May 20, 2005 to shareholders of record as of May 4, 2005.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Bank was organized by a group of local citizens and commenced business on August 28, 1989. It began operations with one branch. Today, the Bank operates eight full service branches in Richmond and Columbia counties in Augusta, Martinez, and Evans, Georgia. The Bank operates two mortgage origination offices in Augusta, Georgia, and Savannah, Georgia. The Savannah, Georgia office also offers construction lending services. Bank and mortgage operations are located in Augusta, Georgia in two operations campuses located in close proximity to the main office in Augusta, Georgia. Wealth management, trust, and retail investment services are located in the main office. The Bank is Augusta’s largest community banking company.

Richmond and Columbia counties have a diversified economy based primarily on government, transportation, public utilities, health care, manufacturing, construction, and wholesale and retail trade. Augusta is one of the leading medical centers in the Southeast. The 2003 population of the Augusta-Richmond County, GA-SC metropolitan area was 340,048, the second largest in Georgia.

The Bank’s services include the origination of residential and commercial real estate loans, construction and development loans, and commercial and consumer loans. The Bank also offers a variety of deposit programs, including noninterest-bearing demand, interest checking, money management, savings, and time deposits. In the combined Richmond and Columbia counties, the Bank had 16.84% of all deposits and was the second largest depository institution at June 30, 2004, as cited from the Federal Deposit Insurance Corporation’s website. Securities sold under repurchase agreements are also offered. Additional services include wealth management, trust, retail investment, and mortgage. As a matter of practice, most mortgage loans are sold in the secondary market; however, some mortgage loans are placed in the portfolio based on marketing and balance sheet considerations. The Bank continues to concentrate on increasing its market share through various new deposit and loan products and other financial services and by focusing on the customer relationship management philosophy. The Bank is committed to building life-long relationships with its customers, employees, shareholders, and the communities it serves.

The Bank’s primary source of income is from its lending activities followed by income from its investment activities, service charges and fees on deposits, and gain on sale of mortgage loans in the secondary market. Loan interest income increased during the first quarter of 2005 as compared to the first quarter of 2004 due to rising interest rates and increased volumes while gain on sales of mortgage loans decreased due to lower production levels. Service charges and fees on deposits increased for the first quarter of 2005 as a result of new retail checking account products introduced in March 2004. Both trust services and retail investments generated record income in 2004 and trust services income increased for the three months ended March 31, 2005, as compared with the three months ended March 31, 2004, while retail investment income showed a slight decline. The Bank is focusing on the expansion of its wealth management area.

The Bank continues to experience steady growth. Over the past five years, assets grew from $405.8 million at December 31, 2000 to $706.5 million at December 31, 2004. At March 31, 2005, assets were $750.9 million. From year end 2000 to year end 2004, loans increased $210.6 million, and deposits increased $245.9 million. From December 31, 2004 to March 31, 2005, loans increased $29.4 million and deposits increased $34.4 million. Also, from 2000 to 2004, return on average equity increased from 12.58% to 15.50% and return on average assets increased from 1.08% to 1.29%. At March 31 2005, return on average assets was 1.17% and return on average equity was 14.14%. Net income for the year ended 2000 was $4.0 million compared to net income of $8.7 million at year end 2004. Net income for the quarter ended March 31, 2005 was $2.1 million. The Company has reached a level of maturity evidenced by long-term financial performance and stability that resulted in cash dividends of $0.13 per share paid for each quarter of 2004. Subsequently, on January 28, 2005 and April 20, 2005 the Company declared cash dividends of $0.13 per share.

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

Forward-Looking Statements

Georgia Bank Financial Corporation (the “Company”) may, from time-to-time, make written or oral forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission (the “Commission”) and its reports to shareholders. Statements made in such documents, other than those concerning historical information, should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The Company’s actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors, including unanticipated changes in the Bank’s local economy and in the national economy; governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values and securities portfolio values; difficulties in interest rate risk management; the effects of competition in the banking business; changes in governmental regulation relating to the banking industry, including regulations relating to branching and acquisitions; failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans; and other factors. The Company cautions that such factors are not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, the Company.

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

The allowance for loan losses is established through a provision for loan losses charged to expense, which affects the Company’s earnings directly. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Subsequent recoveries are added to the allowance. The allowance is an amount that management believes will be adequate to absorb losses on existing loans that become uncollectible, based on evaluations of the collectibility of loans. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, historical loss rates, overall portfolio quality, review of specific problem loans, and current economic conditions and trends that may affect a borrower’s ability to repay.

The Company segments its allowance for loan losses into the following four major categories: 1) identified losses for impaired loans; 2) general reserves for Classified/Watch loans; 3) general reserves for loans with satisfactory ratings; 4) general reserves based on economic and market risk qualitative factors. Risk ratings are initially assigned in accordance with the Bank’s loan and collection policy. An organizationally independent department reviews grade assignments on an ongoing basis. Management reviews current information and events regarding a borrower’s financial condition and strengths, cash flows available for debt repayment, the related collateral supporting the loan and the effects of known and expected economic conditions. When the evaluation reflects a greater than normal risk associated with the individual loan, management classifies the loan accordingly. If the loan is determined to be impaired, management allocates a portion of the allowance for loan losses for that loan based upon the present value of future cash flows discounted at the loan’s effective interest rate, the fair value of the collateral as the measure for the amount of the impairment or regulatory guidance. Cash receipts for accruing loans are applied to principal and interest under the contractual terms of the loan agreement, where cash receipts on impaired and nonaccrual loans for which the accrual of interest has been discontinued are applied first to principal and then to interest income. Impaired and Classified/Watch loans are aggressively monitored. The reserves for loans rated satisfactory are further subdivided into various types of loans as defined by call report codes. Qualitative factors are based upon economic, market and industry conditions that are specific to the Company’s two local county markets. These qualitative factors include, but are not limited to, national and local economic conditions, bankruptcy trends, unemployment trends, loan concentrations, dependency upon government installations and facilities, and competitive factors in the local market. These allocations for the qualitative factors are included in the various individual components of the allowance for loan losses. The qualitative factors are subjective in nature and require considerable judgment on the part of the Company’s management. However, it is the Company’s opinion that these factors represent uncertainties in the Bank’s business environment that must be factored into the Company’s analysis of the allowance for loan losses.

Performance Overview -- Net Income

The Company’s net income for the first quarter of 2005 was $2,084,000 which was an increase of $78,000 (3.9%) compared to net income of $2,006,000 for the first quarter of 2004. Diluted net income per share for the three months ended March 31, 2005 was $0.39 compared to $0.38 for the three months ended March 31, 2004. The increase in net income in 2005 compared to 2004 was primarily a result of increases in net interest income, somewhat offset by a decrease in noninterest income and increase in noninterest expense. Both loan interest income and deposit interest expense increased due to higher interest rates and increased volumes. The provision for loan losses increased for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 due to an increase in loan volume. Factors contributing to the decrease in noninterest income were a decrease in the gain on sale of mortgage loans in the secondary market due to lower volumes and a smaller decrease in gains on investment securities somewhat offset by increases in service charges and fees on deposits. The new retail checking accounts generated increases in NSF fees and ATM income, somewhat offset by decreases in service charges. Noninterest expense increased in the first quarter of 2005 compared to the first quarter of 2004 primarily due to increases in salaries, somewhat offset by decreases in other operating expenses. Salary increases are attributable to company growth and mortgage commissions. Occupancy expenses increased due to the operations of the Walton Way Operations Complex and the Cotton Exchange branch. Significant changes in other operating expenses include a decrease in loan costs for a $150,000 loss that was recorded in the first quarter of 2004 for a fraudulent appraisal on a mortgage loan that was sold in the secondary market, decreases in processing expenses attributable to ATM processing, new retail checking products, and the expiration of commissions due under an overdraft protection contract as well as increases in trust advisory fees and professional fees for SOX 404 compliance.

Total assets of $750.9 million at March 31, 2005 reflects an increase of $44.4 million (6.3%) from year-end 2004. This increase is primarily attributable to higher loan and investment balances since December 2004. Total loans at March 31, 2005 were $524.0 million which represented an increase of $29.8 million (6.0%) from December 31, 2004. Since December 31, 2004 investment securities increased $13.8 million (8.9%). These increases were funded by increases in total deposits of $34.4 million (6.2%), increases in Federal Home Loan Bank advances of $5.0 million (12.5%), increases in securities sold under repurchase agreements of $4.7 million (10.6%), and net income of $2.1 million less dividends paid of $682,000.

The annualized return on average assets for the Company was 1.17% for the three months ended March 31, 2005, compared to 1.26% for the same period last year. While total assets have increased $97.1 million since first quarter 2004, net income has only increased $78,000, resulting in a decrease in ROA. The $534,000 increase in net interest income was somewhat offset by a $158,000 decrease in noninterest income and increases of $138,000 in noninterest expense and $155,000 in income tax expense. The annualized return on average stockholders’ equity was 14.14% for the three months ended March 31, 2005 compared to 14.76% for the comparable period in 2004. The decrease is primarily attributable to the continued increase in stockholders’ equity.

Net Interest Income

Net interest income increased $534,000 (8.75%) in the first quarter of 2005 compared to the first quarter of 2004. Higher interest rates and increased volumes resulted in increases in both interest income and interest expense. Interest income on loans increased $1,603,000 (24.1%) during the first quarter of 2005 as compared to 2004 and was partially offset by an increase in interest expense on deposits of $1,006,000 (61.4%) for the same period. Interest expense on federal funds purchased and securities sold under repurchase agreements increased $95,000 (53.3%) primarily due to higher interest rates while interest expense on other borrowings increased $76,000 (17.5%) primarily due to increased volumes of Federal Home Loan Bank borrowings. Interest income on investment securities increased $58,000 (3.4%) over first quarter 2004 due to increased volume. Interest-earning assets at March 31, 2005 increased $89.6 million (14.6%) over March 31, 2004.

The Company’s net interest margin was 3.93% for the three months ended March 31, 2005 compared to 4.07% for the three months ended March 31, 2004. The decrease is primarily due to large increases in the cost of funds necessitated by price competition for deposits and lower investment yields.

Noninterest Income

Noninterest income decreased $158,000 (5.5%) for the three month period ended March 31, 2005 as compared to the three-month period ended March 31, 2004. Contributing factors included decreases in gain on sales of mortgage loans in the secondary market of $235,000 (18.4%) due to lower mortgage loan volumes resulting from reduced levels of mortgage refinancing activity and decreases in gains on investment securities of $80,000 (99.0%) for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. These decreases were partially offset by increases in service charges and fees on deposits of $152,000 (14.4%) during the first quarter of 2005 as compared to 2004, primarily due to increases in NSF fees and ATM income, somewhat offset by decreases in service charges, all a result of new retail checking accounts.

Noninterest Expense

Noninterest expense increased $138,000 (2.5%) during the first quarter of 2005 compared to the first quarter of 2004. Salary expense increased $236,000 (9.4%) in the first quarter of 2005 compared to the same period in 2004 due to increases in salaries and incentive compensation related to company growth as well as increased mortgage commissions. Despite lower mortgage volumes in the first quarter of 2005, commissions increased in the first quarter of 2005 compared to 2004 as the result of a reduction in accrued commissions in the first quarter of 2004. Accrued mortgage commissions were reversed in the first quarter of 2004 to reflect the decrease in the gain on sale of loans in the first quarter of 2004 as compared with the fourth quarter of 2003. The increase in occupancy expense of $54,000 (8.7%) over the first quarter of 2004 is primarily due to depreciation expense on the Walton Way Operations Campus opened in February 2004 and the Cotton Exchange branch which opened in September 2004. Other operating expenses decreased $195,000 (11.5%) over the three months ended March 31, 2004 primarily due to a loss of $150,000 recorded in the first quarter of 2004 for a fraudulent appraisal on a mortgage loan which was sold in the secondary market. Other significant changes in operating expense for the first quarter of 2005 include a $124,000 (35.6%) decrease in processing expense attributable to moving ATM processing in-house, retail checking products expense, and the expiration of the contract to pay commissions for overdraft protection as well as a $51,000 (27.7%) increase in professional fees for trust advisory fees and SOX 404 compliance.

Income Taxes

Income tax expense in the first quarter of 2005 totaled $1,049,000, an increase of $77,000 (8.0%) over the first quarter of 2004. The effective tax rate for the three months ended March 31, 2005 and 2004 was 33.5% and 32.6%, respectively. The increase in the effective tax rate is primarily due to a decrease in the cash surrender value of life insurance and an adjustment to deferred income taxes in 2004.

Asset Quality

Table 1 shows the current and prior period amounts of non-performing assets. Non-performing assets were $2.7 million at March 31, 2005, compared to $3.0 million at December 31, 2004 and $3.2 million at March 31, 2004. The ratio of non-performing assets to total loans and other real estate was 0.51% at March 31, 2005, compared to 0.60% at December 31, 2004 and 0.71% at March 31, 2004. The control and monitoring of non-performing assets continues to be a priority of management.

There were $29,000 of loans past due and still accruing at December 31, 2004. There were no loans past due 90 days or more and still accruing at March 31, 2005 and March 31, 2004.

Allowance for Loan Losses

The allowance for loan losses represents a reserve for probable loan losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with particular emphasis on impaired, non-accruing, past due, and other loans that management believes require special attention. The determination of the allowance for loan losses is considered a critical accounting policy of the Company. See “Critical Accounting Policies.”

When reviewing the allowance for loan losses, it is important to understand to whom the Company lends. At March 31, 2005, the loan portfolio is comprised of 80.46% real estate loans, of which 27.30% constitutes construction and acquisition and development loans. Commercial, financial and agricultural loans comprise 12.15%, and consumer loans comprise 7.38% of the portfolio.

While the Company has 80.46% of its loan portfolio secured by real estate loans, this percentage is not significantly higher than in previous years. Commercial real estate comprises 31.46% of the loan portfolio and is primarily owner occupied properties where the operations of the commercial entity provide the necessary cash flow to service the debt. For this portion of real estate loans, repayment is not dependent upon liquidation of the real estate. Construction and development (27.30%) has been an increasingly important portion of the real estate loan portfolio. The Company carefully monitors the loans in this category since the repayment of these loans is generally dependent upon the liquidation of the real estate and is impacted by national and local economic conditions. The residential category, 18.87% of the portfolio, represents those loans that the Company chooses to maintain in its portfolio rather than selling into the secondary market for marketing and competitive reasons. The residential held for sale category, 2.83% of the portfolio, comprises loans that are in the process of being sold into the secondary market. The credit has been approved by the investor and the interest rate locked so that the Company minimizes credit and interest rate risk with respect to these loans.

The Company has no large loan concentrations to individual borrowers or industries. Unsecured loans at March 31, 2005 were $9.8 million. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management’s analysis of potential risk in the loan portfolio. Loans determined to be uncollectible are charged to the allowance for loan losses and subsequent recoveries are added to the allowance. A provision for losses in the amount of $472,000 was charged to expense for the quarter ended March 31, 2005 compared to $389,000 for the quarter ended March 31, 2004. The provision was higher for the three month ended March 31, 2005 as compared with the three months ended March 31, 2004, due to an increase in loan volume.

At March 31, 2005 the ratio of allowance for loan losses to total loans was 1.58% compared to 1.60% at December 31, 2004 and 1.62% at March 31, 2004. Management considers the current allowance for loan losses appropriate based upon its analysis of the potential risk in the portfolio, although there can be no assurance that the assumptions underlying such analysis will continue to be correct.

Liquidity and Capital Resources

The Company’s liquidity remains adequate to meet operating and loan funding requirements. The loan to deposit ratio at March 31, 2005 was 88.6% compared to 88.8% at December 31, 2004 and 88.8% at March 31, 2004. The steady loan to deposit ratio reflects continued growth of both loans and deposits in proportion to one another. Deposits at March 31, 2005 and December 31, 2004 include $38.8 million and $34.9 million of brokered certificates of deposit, respectively. The Company has also utilized borrowings from the Federal Home Loan Bank. The Company maintains a line of credit with the Federal Home Loan Bank approximating 10% of the Bank’s total assets. Federal Home Loan Bank advances are collateralized by eligible first mortgage loans, and commercial real estate loans. These borrowings totaled $45.0 million at March 31, 2005. The Company maintains repurchase lines of credit with SunTrust Robinson Humphrey, Atlanta, Georgia, for advances up to $20.0 million and with The Bankers Bank, Atlanta, Georgia, for advances up to $10.0 million of which no amounts were outstanding at March 31, 2005. The Company has a federal funds purchased accommodation with The Bankers Bank, Atlanta, Georgia, for advances up to $16.7 million and with SunTrust Bank, Atlanta, Georgia for advances up to $10.0 million. Additionally, liquidity needs can be satisfied by the structuring of the maturities of investment securities and the pricing and maturities on loans and deposits offered to customers. The Company also uses retail securities sold under repurchase agreements to fund growth. Securities sold under repurchase agreements were $49.3 million at March 31, 2005.

Shareholders’ equity to total assets was 7.9% at March 31, 2005 compared to 8.4% at December 31, 2004. The capital of the Company and the Bank exceeded all required regulatory guidelines at March 31, 2005. The Company’s Tier 1 risk-based, total risk-based and leverage capital ratios were 9.92%, 11.17%, and 8.29%, respectively, at March 31, 2005. Table 2 which follows reflects the current regulatory capital levels in more detail, including comparisons to the regulatory minimums.

Management is not aware of any events or uncertainties that are reasonably likely to have a material effect on the Company’s liquidity, capital resources or operations.

Commitments and Contractual Obligations

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

Unfunded commitments to extend credit where contract amounts represent potential credit risk totaled $151.7 million at March 31, 2005. These commitments are primarily at variable interest rates.

The Company’s commitments are funded through internal funding sources of scheduled repayments of loans and sales and maturities of investment securities available for sale or external funding sources through acceptance of deposits from customers or borrowings from other financial institutions.

The following table is a summary of the Company’s commitments to extend credit, commitments under contractual leases as well as the Company’ contractual obligations, consisting of deposits, FHLB advances, which are subject to early termination options, and borrowed funds by contractual maturity date for the next five years.

Commitments and Contractual Obligations	Due in 1 Year	Due in 2 Years	Due in 3 Years	Due in 4 Years	Due in 5 Years
Lines of credit	$151,734	-	-	-	-
Lease agreements	90	76	40	-	-
Deposits	258,637	118,789	85,981	36,271	36,709
Securities sold under repurchase agreements	49,289	-	-	-	-
FHLB advances	5,000	-	5,000	-	17,000
Other borrowings	1,000	-	-	-	-
Total commitments and contractual obligations	$465,750	$118,865	$91,021	$36,271	$53,709

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

TABLE 1

GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED FINANCIAL DATA
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
PROFITABILITY	2005	2004

Return on average assets *	1.17%	1.26%

Return on average equity *	14.14%	14.76%

ALLOWANCE FOR LOAN LOSSES

Beginning balance, January 1	$7,930	$7,278
Provision charged to expense	472	388
Recoveries	259	185
Loans charged off	(358)	(449)
Ending balance, March 31	$8,303	$7,402

NON-PERFORMING ASSETS	March 31, 2005	December 31, 2004	March 31, 2004

Non-accrual loans	$2,652	$2,972	$3,230
Other real estate owned	0	53	5
Total non-performing assets	$2,652	$3,025	$3,235

LOANS PAST DUE 90 DAYS OR
MORE AND STILL ACCRUING	$0	$29	$0

* Annualized

TABLE 2

Georgia Bank Financial Corporation
and
Georgia Bank & Trust Company
Regulatory Capital Requirements
March 31, 2005
(Dollars in Thousands)

	Actual		Required for capital adequacy purposes		Excess
	Amount	Percent	Amount	Percent	Amount	Percent
Georgia Bank Financial Corporation

Risk-based capital:
Tier 1 capital	$59,880	9.92%	24,139	4.00%	35,741	5.92%
Total capital	67,433	11.17%	48,278	8.00%	19,155	3.17%
Tier 1 leverage ratio	59,880	8.29%	28,892	4.00%	30,988	4.29%

Georgia Bank & Trust Company

Risk-based capital:
Tier 1 capital	$57,149	9.49%	24,077	4.00%	33,072	5.49%
Total capital	64,683	10.75%	48,155	8.00%	16,528	2.75%
Tier 1 leverage ratio	57,149	7.93%	28,827	4.00%	28,322	3.93%

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2005, there were no substantial changes in the interest rate sensitivity analysis or the sensitivity of market value of portfolio equity for various changes in interest rates calculated as of December 31, 2004. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company’s audited consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2004 included in the Company’s 2004 Annual Report on Form 10-K.

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer (principal executive officer) and its Executive Vice President and Chief Operating Officer (principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, such officers concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company’s internal controls or, to the Company’s knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation, and there have been no corrective actions with respect to significant deficiencies or material weaknesses.

Part II
OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is subject.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On April 15, 2004, the Company announced the commencement of a stock repurchase program, pursuant to which it will, from time to time, repurchase up to 100,000 shares of its outstanding stock. The program does not have a stated expiration date. No stock repurchase programs were terminated during the first quarter of 2005. There were no shares repurchased under an existing stock repurchase plan or otherwise during the first quarter of 2005.

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

GEORGIA BANK FINANCIAL CORPORATION

Date:	May 6, 2005	By:	/s/ Ronald L. Thigpen
Ronald L. Thigpen
Executive Vice President, Chief
Operating Officer (Duly Authorized
Officer of Registrant and Principal
Financial Officer)