Form 10-Q
period 2005-06-30
Southeastern Bank Financial CORP
filed 2005-08-08
CIK 880116

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

(Mark  One)

 X   Quarterly  Report  under Section 13 or 15(d) of the Securities Exchange Act
---  of  1934
     For  the  quarterly  period  ended  June  30,  2005.
                                         ---------------

                                       or

     Transition Report under Section 13 or 15(d) of the Securities Exchange Act --- of 1934
     For  the  transition  period  from  _______________  to  ________________.

                          Commission File No.  0-23980
                                               -------

                     Southeastern Bank Financial Corporation
                     ---------------------------------------
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

              Formerly known as Georgia Bank Financial Corporation
              ----------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)

     Check  whether  the  issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X
                                                                             ---
No
   ---

     Check  whether the issuer is an accelerated filer (as defined in Rule 12b-2
of  the  Exchange  Act).   Yes  X  No
                               ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     5,256,807 shares of common stock, $3.00 par value per share, outstanding as of July 31, 2005.

                       SOUTHEASTERN BANK FINANCIAL CORPORATION
                                      FORM 10-Q
                                        INDEX

                                                                                Page
Part I
         Item 1.  Financial Statements (Unaudited)

                  Consolidated Balance Sheets as of June 30, 2005 and
                    December 31, 2004                                              3

                  Consolidated Statements of Income for the Three and Six
                    Months ended June 30, 2005 and 2004                            4

                  Consolidated Statements of Cash Flows for the
                    Six Months ended June 30, 2005 and 2004                        6

                  Notes to Consolidated Financial Statements                       8

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                   10

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk      23

         Item 4.  Controls and Procedures                                         23

Part II  Other Information
         Item 1.  Legal Proceedings                                                *
         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     24
         Item 3.  Defaults Upon Senior Securities                                  *
         Item 4.  Submission of Matters to a Vote of Security Holders             24
         Item 5.  Other Information                                                *
         Item 6.  Exhibits                                                        25

Signature                                                                         26

* No information submitted under this caption

                                     PART I
                              FINANCIAL INFORMATION

                 SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARY
                               Consolidated Balance Sheets
                                       (Unaudited)

                                         ASSETS

                                                             June 30,      December 31,
                                                               2005            2004
                                                           -------------  --------------
Cash and due from banks                                    $ 18,455,904   $  13,186,173
Federal funds sold                                           14,594,000      12,326,000
Interest-bearing deposits in other banks                      1,012,118         512,024
                                                           -------------  --------------
  Cash and cash equivalents                                  34,062,022      26,024,197

Investment securities
  Available-for-sale                                        166,150,577     152,637,090
  Held-to-maturity, at cost (fair values of
    $3,947,419 and $3,997,361, respectively)                  3,776,234       3,776,428

Loans held for sale                                          18,515,627      14,778,614

Loans                                                       533,770,596     479,391,209
  Less allowance for loan losses                             (8,677,660)     (7,930,366)
                                                           -------------  --------------
    Loans, net                                              525,092,936     471,460,843

Premises and equipment, net                                  18,228,058      18,437,500
Accrued interest receivable                                   4,164,211       3,638,247
Intangible assets, net                                          139,883         139,883
Bank-owned life insurance                                    11,648,537      11,463,591
Other assets                                                  4,532,665       4,160,918
                                                           -------------  --------------

                                                           $786,310,750   $ 706,517,311
                                                           =============  ==============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
    Noninterest-bearing                                    $ 87,738,653   $  80,798,355
    Interest-bearing:
      NOW accounts                                           92,719,311      80,417,657
      Savings                                               265,079,711     225,533,029
      Money management accounts                              25,060,686      25,142,955
      Time deposits over $100,000                           110,317,208     106,835,743
      Other time deposits                                    35,168,950      38,056,932
                                                           -------------  --------------
                                                            616,084,519     556,784,671

Federal funds purchased and securities sold
  under repurchase agreements                                56,951,647      44,581,259
Advances from Federal Home Loan Bank                         46,000,000      40,000,000
Other borrowed funds                                            900,000         900,000
Accrued interest and other liabilities                        5,072,679       5,271,556
                                                           -------------  --------------
      Total liabilities                                     725,008,845     647,537,486
                                                           -------------  --------------

Stockholders' equity
  Common stock, $3.00 par value; 10,000,000 shares
    authorized; 5,281,104 and 5,287,100 shares issued in
    2005 and 2004, respectively; 5,256,807 and 5,249,604
    shares outstanding in 2005 and 2004, respectively        15,843,312      15,861,300
  Additional paid-in capital                                 34,229,127      34,375,510
  Retained earnings                                          12,002,520       8,878,633
  Treasury stock, at cost; 24,297 and 37,496 shares in
    2005 and 2004, respectively                                (332,755)       (497,127)
  Accumulated other comprehensive income                       (440,299)        361,509
                                                           -------------  --------------
      Total stockholders' equity                             61,301,905      58,979,825
                                                           -------------  --------------

                                                           $786,310,750   $ 706,517,311
                                                           =============  ==============

          See accompanying notes to consolidated financial statements.

                       SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARY
                                  Consolidated Statements of Income

                                             (Unaudited)


                                                   Three Months Ended          Six Months Ended
                                                        June 30,                   June 30,
                                               ------------  -----------  ------------  ------------
                                                   2005         2004          2005          2004
                                               ------------  -----------  ------------  ------------
Interest income:
  Loans, including fees                        $ 9,271,626   $6,791,048   $17,515,164   $13,431,392
  Investment securities                          1,936,599    1,712,465     3,701,141     3,419,308
  Federal funds sold                                95,762        9,006       151,369        17,230
  Interest-bearing deposits in other banks           6,766           14         9,199            43
                                               ------------  -----------  ------------  ------------
      Total interest income                     11,310,753    8,512,533    21,376,873    16,867,973
                                               ------------  -----------  ------------  ------------

Interest expense:
  Deposits                                       3,244,981    1,674,482     5,890,571     3,314,020
  Federal funds purchased and securities sold
    under repurchase agreements                    350,430      134,421       622,400       311,809
  Other borrowings                                 554,263      445,930     1,062,090       878,037
                                               ------------  -----------  ------------  ------------
      Total interest expense                     4,149,674    2,254,833     7,575,061     4,503,866
                                               ------------  -----------  ------------  ------------

      Net interest income                        7,161,079    6,257,700    13,801,812    12,364,107

Provision for loan losses                          515,269      131,197       986,963       519,920
                                               ------------  -----------  ------------  ------------

      Net interest income after provision
        for loan losses                          6,645,810    6,126,503    12,814,849    11,844,187
                                               ------------  -----------  ------------  ------------

Noninterest income:
  Service charges and fees on deposits           1,354,425    1,227,462     2,565,475     2,286,369
  Gain on sales of loans                         1,298,399    1,628,426     2,340,582     2,905,106
  Investment securities losses, net                (40,051)     (85,293)      (39,260)       (4,542)
  Retail investment income                         121,603      108,983       203,566       204,538
  Trust service fees                               150,024      135,831       306,936       258,070
  Increase in cash surrender value of
    bank-owned life insurance                      102,157      126,823       184,946       252,086
  Miscellaneous income                             202,201      112,612       327,303       211,944
                                               ------------  -----------  ------------  ------------
      Total noninterest income                   3,188,758    3,254,844     5,889,548     6,113,571
                                               ------------  -----------  ------------  ------------

Noninterest expense:
  Salaries                                       3,014,016    3,120,656     5,763,555     5,633,780
  Employee benefits                                775,925      730,100     1,585,369     1,496,955
  Occupancy expenses                               682,433      642,195     1,355,526     1,261,359
  Other operating expenses                       1,734,410    1,654,695     3,239,572     3,354,625
                                               ------------  -----------  ------------  ------------
      Total noninterest expense                  6,206,784    6,147,646    11,944,022    11,746,719
                                               ------------  -----------  ------------  ------------

      Income before income taxes                 3,627,784    3,233,701     6,760,375     6,211,039

Income tax expense                               1,222,052    1,076,978     2,270,654     2,048,226
                                               ------------  -----------  ------------  ------------

      Net income                               $ 2,405,732   $2,156,723   $ 4,489,721   $ 4,162,813
                                               ============  ===========  ============  ============

                                                                                         (continued)

                  SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARY
                             Consolidated Statements of Income

                                        (Unaudited)


                                              Three Months Ended       Six Months Ended
                                                   June 30,                June 30,
                                            ----------  ----------  ----------  ----------
                                               2005        2004        2005        2004
                                            ----------  ----------  ----------  ----------
Basic net income per share                  $     0.46  $     0.41  $     0.85  $     0.79
                                            ==========  ==========  ==========  ==========

Diluted net income per share                $     0.45  $     0.41  $     0.84  $     0.78
                                            ==========  ==========  ==========  ==========

Weighted average common shares outstanding   5,256,807   5,247,204   5,255,175   5,247,204
                                            ==========  ==========  ==========  ==========

Weighted average number of common and
  common equivalent shares outstanding       5,343,086   5,323,482   5,337,433   5,323,786
                                            ==========  ==========  ==========  ==========

See accompanying notes to consolidated financial statements.

                     SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARY
                              Consolidated Statements of Cash Flows
                                           (Unaudited)


                                                                    Six Months Ended June 30,
                                                                      2005            2004
                                                                 --------------  ---------------
Cash flows from operating activities:
Net income                                                       $   4,489,721   $    4,162,813
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities
      Depreciation and amortization                                    719,321          646,054
      Provision for loan losses                                        986,963          519,920
      Net investment securities losses                                  39,260            4,542
      Net amortization of premium on investment securities             194,700          186,162
      Increase in CSV of bank owned life insurance                    (184,946)        (252,086)
      Loss (gain) on disposal of premises and equipment                     17           (1,867)
      (Gain) loss on the sale of other real estate                      (4,150)          22,233
      Gain on sales of loans                                        (2,340,582)      (2,905,106)
      Real estate loans originated for sale                       (122,078,283)    (148,063,638)
      Proceeds from sales of real estate loans                     120,681,852      144,584,629
      (Increase) decrease in accrued interest receivable              (525,964)         228,925
      Increase in other assets                                         (12,122)          (5,688)
      Decrease in accrued interest and other liabilities              (198,877)        (834,614)
                                                                 --------------  ---------------
          Net cash provided by (used in) operating activities        1,766,910       (1,707,721)
                                                                 --------------  ---------------

Cash flows from investing activities:
      Proceeds from sales of available for sale securities          20,164,223       15,930,455
      Proceeds from maturities of available for sale securities     10,070,942       25,926,243
      Proceeds from maturities of held to maturity securities                -          668,000
      Purchase of available for sale securities                    (44,546,679)     (50,231,608)
      Purchase of Federal Home Loan Bank stock                        (650,600)        (250,000)
      Net increase in loans                                        (54,619,056)     (23,461,164)
      Purchases of premises and equipment                             (512,396)      (3,303,103)
      Proceeds from sale of other real estate                           57,579          226,988
      Proceeds from sale of premises and equipment                       2,500           50,207
                                                                 --------------  ---------------
          Net cash used in investing activities                    (70,033,487)     (34,443,982)
                                                                 --------------  ---------------

Cash flows from financing activities:
      Net increase in deposits                                      59,299,848       54,753,462
      Net increase (decrease) in federal funds purchased and
          securities sold under repurchase agreements               12,370,388      (16,201,875)
      Advances from Federal Home Loan Bank                          11,000,000       10,000,000
      Payments of Federal Home Loan Bank advances                   (5,000,000)               -
      Proceeds from other borrowed funds                                     -          100,000
      Payment of cash dividends                                     (1,365,834)      (1,364,273)
                                                                 --------------  ---------------
          Net cash provided by financing activities                 76,304,402       47,287,314
                                                                 --------------  ---------------

                                                                                     (continued)

                   SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARY
                           Consolidated Statements of Cash Flows
                                        (Unaudited)


                                                                   Six Months Ended June 30,
                                                                     2005            2004
                                                                 -------------  --------------
          Net increase in cash and cash equivalents              $   8,037,825  $   11,135,611

Cash and cash equivalents at beginning of period                    26,024,197      15,721,884

                                                                 -------------  --------------
Cash and cash equivalents at end of period                       $  34,062,022  $   26,857,495
                                                                 =============  ==============
Supplemental disclosures of cash paid during the period for:
      Interest                                                   $   7,401,882  $    4,764,509
                                                                 =============  ==============
      Income taxes                                               $   2,420,000  $    2,200,000
                                                                 =============  ==============

Supplemental information on noncash investing activities:
      Loans transferred to other real estate                     $           -  $      249,221
                                                                 =============  ==============

See accompanying notes to consolidated financial statements.

             SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                  June 30, 2005

Note  1  -  Basis  of  Presentation

The accompanying consolidated financial statements include the accounts of Southeastern Bank Financial Corporation, formerly Georgia Bank Financial Corporation, and its wholly-owned subsidiary, Georgia Bank & Trust Company (the "Company" or the "Bank"). Significant intercompany transactions and accounts are eliminated in consolidation.

The financial statements for the three and six months ended June 30, 2005 and 2004 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2004.

In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations and cash flows for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results of operations which the Company may achieve for the entire year.

Some items in the prior period financial statements were reclassified to conform to the current presentation.

Note  2  -  Recent  Accounting  Pronouncements

SFAS No. 123 (Revised 2004), Accounting for Stock-Based Compensation, will require most public entities, effective at the beginning of the first annual period beginning after June 15, 2005, to compute the fair value of options at the date of grant and to recognize such costs as compensation expense immediately if there is no vesting period or ratably over the vesting period of the options. Due to the April 15, 2005, deferral of the effective date to the beginning of the first annual period beginning after June 15, 2005, the Bank has chosen not to adopt the cost recognition principles of this statement for 2005. If the Bank had chosen to adopt these principles, an annual expense of $217,000 would be recorded for 2005. Based on the options outstanding as of June 30, 2005, the expense would decline in succeeding years as the options fully vest. The Bank will adopt SFAS No. 123 (Revised 2004) as of January 1, 2006.

Note  3  -  Comprehensive  Income

Other comprehensive income (loss) for the Company consists of net unrealized gains and (losses) on investment securities available for sale. Total comprehensive income (loss) for the three months ended June 30, 2005 was $2,893,000 compared to ($1,189,000) for the three months ended June 30, 2004. Total comprehensive income for the six months ended June 30, 2005 was $3,688,000 compared to $1,537,000 for the six months ended June 30, 2004.

Note  4  -  Stock-based  Compensation

The Company applies Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plans. Accordingly compensation cost is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Had compensation cost been determined based upon the fair value of the options at the grant dates consistent with the method recommended by SFAS No. 123, on a pro forma basis, the Company's net income and income per share, on a pro forma basis, for the three and six months ended June 30, 2005 and 2004 is indicated below.

                                       Three Months Ended       Six Months Ended
                                            June 30,                June 30,
                                     ----------------------  ----------------------
                                        2005        2004        2005        2004
                                     ----------  ----------  ----------  ----------
Net income                           $2,405,732  $2,156,723  $4,489,721  $4,162,813
Deduct: Total stock-based
  Compensation expense determined
  Under fair value based method,
  net of related tax effect              54,261      51,969     108,522     103,938
                                     ----------  ----------  ----------  ----------
Pro Forma, net income                $2,351,471  $2,104,754  $4,381,199  $4,058,875
                                     ==========  ==========  ==========  ==========

Basic net income per share:
  As reported                        $     0.46  $     0.41  $     0.85  $     0.79
  Pro forma                          $     0.45  $     0.40  $     0.83  $     0.77

Diluted net income per share:
  As reported                        $     0.45  $     0.41  $     0.84  $     0.78
  Pro forma                          $     0.44  $     0.40  $     0.82  $     0.76

Note  5  -  Cash  Dividend  Declared

On April 20, 2005, the Company declared a quarterly cash dividend of $0.13 per share on outstanding shares. The dividend was paid on May 20, 2005 to shareholders of record as of May 4, 2005.

On July 18, 2005, the Company declared a quarterly cash dividend of $0.13 per share on outstanding shares. The dividend is payable on August 15, 2005 to shareholders of record as of August 1, 2005.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
--------

The Bank was organized by a group of local citizens and commenced business on August 28, 1989. It began operations with one branch. Today, the Bank operates eight full service branches in Richmond and Columbia counties in Augusta, Martinez, and Evans, Georgia. The Bank operates two mortgage origination offices in Augusta, Georgia, and Savannah, Georgia. The Savannah, Georgia office also offers construction lending services. Bank and mortgage operations are located in Augusta, Georgia in two operations campuses located in close proximity to the main office in Augusta, Georgia. Wealth management, trust, and retail investment services are located in the main office. The Bank is Augusta's largest community banking company. On July 12, 2005, the Company announced its plans to expand outside its current markets by opening a branch in Athens, Georgia and chartering a thrift in Aiken, South Carolina.

Richmond and Columbia counties have a diversified economy based primarily on government, transportation, public utilities, health care, manufacturing, construction, and wholesale and retail trade. Augusta is one of the leading medical centers in the Southeast. The 2003 population of the Augusta-Richmond County, GA-SC metropolitan area was 340,048, the second largest in Georgia.

The Bank's services include the origination of residential and commercial real estate loans, construction and development loans, and commercial and consumer loans. The Bank also offers a variety of deposit programs, including noninterest-bearing demand, interest checking, money management, savings, and time deposits. In the combined Richmond and Columbia counties, the Bank had 16.84% of all deposits and was the second largest depository institution at June 30, 2004, as cited from the Federal Deposit Insurance Corporation's website. Securities sold under repurchase agreements are also offered. Additional services include wealth management, trust, retail investment, and mortgage. As a matter of practice, most mortgage loans are sold in the secondary market; however, some mortgage loans are placed in the portfolio based on marketing and balance sheet considerations. The Bank continues to concentrate on increasing its market share through various new deposit and loan products and other financial services and by focusing on the customer relationship management philosophy. The Bank is committed to building life-long relationships with its customers, employees, shareholders, and the communities it serves.

The Bank's primary source of income is from its lending activities followed by income from its investment activities, service charges and fees on deposits, and gain on sale of mortgage loans in the secondary market. Loan interest income increased during the first six months of 2005 as compared to the first six months of 2004 due to rising interest rates and increased volumes while gain on sales of mortgage loans decreased due to lower production levels. Service charges and fees on deposits increased for the first six months of 2005 as a result of new retail checking account products introduced in March 2004.

Both trust services and retail investments generated record income in 2004 and trust services income increased for the six months ended June 30, 2005, as compared with the six months ended June 30, 2004, while retail investment income remained stable. The Bank is focusing on the expansion of its wealth management area.

The Bank continues to experience steady growth. Over the past five years, assets grew from $405.8 million at December 31, 2000 to $706.5 million at December 31, 2004. At June 30, 2005, assets were $786.3 million. From year end 2000 to year end 2004, loans increased $210.6 million, and deposits increased $245.9 million. From December 31, 2004 to June 30, 2005, loans increased $58.1 million and deposits increased $59.3 million. Also, from 2000 to 2004, return on average equity increased from 12.58% to 15.50% and return on average assets increased from 1.08% to 1.29%. At June 30 2005, return on average assets was 1.21% and return on average equity was 15.10%. Net income for the year ended 2000 was $4.0 million compared to net income of $8.7 million at year end 2004. Net income for the six months ended June 30, 2005 was $4.5 million. The Company has reached a level of maturity evidenced by long-term financial performance and stability that resulted in cash dividends of $0.13 per share paid for each quarter of 2004, as well as the first two quarters of 2005.

The Bank meets its liquidity needs by managing cash and due from banks, federal funds purchased and sold, maturity of investment securities, paydowns from mortgage-backed securities, and draws on lines of credit. Additionally, liquidity can be managed through structuring deposit and loan maturities. The Bank funds loan and investment growth with core deposits, securities sold under repurchase agreements and wholesale borrowings. During inflationary periods, interest rates generally increase and operating expenses generally rise. When interest rates rise, variable rate loans and investments produce higher earnings; however, deposit and other borrowings interest expense also rise. The Bank monitors its interest rate risk as it applies to income in a ramp up and down annually 200 basis points (2%) scenario and as it applies to economic value of equity in a shock up and down 200 (2%) basis points scenario. The Bank monitors operating expenses through responsibility center budgeting.

Forward-Looking  Statements
---------------------------

Southeastern Bank Financial Corporation (the "Company") may, from time to time, make written or oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission (the "Commission") and its reports to shareholders. Statements made in such documents, other than those concerning historical information, should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are made based upon management's belief as well as assumptions made by, and information currently available to, management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors, including unanticipated changes in the Bank's local economy, the national economy, governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values and securities portfolio values; difficulties in interest rate risk management; the effects of competition in the banking business; changes in governmental regulation relating to the banking industry, including regulations relating to branching and acquisitions; failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans; and other factors. The Company cautions that such factors are not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, the Company.

Critical  Accounting  Policies
------------------------------

The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Of these policies, management has identified the allowance for loan losses as a critical accounting policy that requires difficult, subjective judgment and is important to the presentation of the financial condition and results of operations of the Company.

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

The Company segments its allowance for loan losses into the following four major categories: 1) identified losses for impaired loans; 2) general reserves for Classified/Watch loans; 3) general reserves for loans with satisfactory ratings; and 4) general reserves based on economic and market risk qualitative factors. Risk ratings are initially assigned in accordance with the Bank's loan and collection policy. An organizationally independent department reviews grade assignments on an ongoing basis. Management reviews current information and events regarding a borrower's financial condition and strengths, cash flows available for debt repayment, the related collateral supporting the loan and the effects of known and expected economic conditions. When the evaluation reflects a greater than normal risk associated with the individual loan, management classifies the loan accordingly. If the loan is determined to be impaired, management allocates a portion of the allowance for loan losses for that loan based upon the present value of future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if collection of the loan is deemed to be dependent upon the collateral. Regulatory guidance is also considered. Cash receipts for accruing loans are applied to principal and interest under the contractual terms of the loan agreement, where cash receipts on impaired and nonaccrual loans for which the accrual of interest has been discontinued are applied first to principal and then to interest income. Impaired and Classified/Watch loans are aggressively monitored. The reserves for loans rated satisfactory are further subdivided into various types of loans as defined by call report codes. Qualitative factors are based upon economic, market and industry conditions that are specific to the Company's two local county markets. These qualitative factors include, but are not limited to, national and local economic conditions, bankruptcy trends, unemployment trends, loan concentrations, and competitive factors in the local market. These allocations for the qualitative factors are included in the various individual components of the allowance for loan losses. The qualitative factors are subjective in nature and require considerable judgment on the part of the Company's management. However, it is the Company's opinion that these factors represent uncertainties in the Bank's business environment that must be factored into the Company's analysis of the allowance for loan losses.

Performance Overview -- Net Income
----------------------------------

The Company's net income for the second quarter of 2005 was $2,406,000 which was an increase of $249,000 (11.5%) compared to net income of $2,157,000 for the second quarter of 2004. Diluted net income per share for the three months ended June 30, 2005 was $0.45 compared to $0.41 for the three months ended June 30, 2004. Net income for the first six months of 2005 was $4,490,000, an increase of $327,000 (7.9%) compared with net income of $4,163,000 for the first six months of 2004. The increase in net income for the three and six months ended June 30, 2005 as compared with the three and six months ended June 30, 2004, was primarily a result of increases in net interest income, somewhat offset by an increase in the loan loss provision, a decrease in noninterest income and an increase in noninterest expense. Both loan interest income and deposit interest expense increased due to higher interest rates and increased volumes. The provision for loan losses increased due to increases in outstanding loan balances and the level of Classified debt. Factors contributing to the decrease in noninterest income were a decrease in the gain on sale of mortgage loans in the secondary market due to lower volumes, somewhat offset by increases in service charges and fees on deposits. Retail checking accounts introduced in March 2004 generated increases in NSF fees and ATM income, somewhat offset by decreases in service charges. Noninterest expense increased during the six-month period ended June 30, 2005 compared to the six-month period ended June 30, 2004 primarily due to increases in salaries and employee benefits related to company growth, somewhat offset by decreases in other operating expenses. Significant changes in other operating expenses include a decrease in loan costs for losses that were recorded in the first six months of 2004 for a loan that was sold into the secondary market based on a fraudulent appraisal and for commercial loan litigation settlement. Additional factors include decreases in processing expenses attributable to ATM processing and new retail checking products, the expiration of commissions due under an overdraft protection contract, increases in trust advisory fees and professional fees for Sarbanes-Oxley 404 compliance and increases in staff development expense for sales training.

Total assets of $786.3 million at June 30, 2005 reflect an increase of $79.8 million (11.3%) from year-end 2004. This increase is primarily attributable to higher loan and investment balances since December 2004. Total loans at June 30, 2005 were $552.3 million which represented an increase of $58.1 million (11.8%) from December 31, 2004.

Since December 31, 2004 investment securities increased $13.5 million (8.6%), cash and due from banks increased $5.3 million (40.0%), and federal funds sold increased $2.3 million (18.4%). These increases were funded by increases in total deposits of $59.3 million (10.7%), increases in securities sold under repurchase agreements of $12.4 million (27.8%), increases in Federal Home Loan Bank advances of $6.0 million (15.0%), and net income of $4.5 million less dividends paid of $1.4 million.

The annualized return on average assets for the Company was 1.21% for the six months ended June 30, 2005, compared to 1.28% for the same period last year. While total assets have increased $107.7 million since second quarter 2004, net income has only increased $327,000, resulting in a decrease in ROA. Increases in net interest income were offset by decreases in noninterest income and increases in noninterest expense and income tax expense. The annualized return on average stockholders' equity was 15.10% for both the six months ended June 30, 2005 and 2004. The steady ratio reflects growth of both net income and stockholders' equity in proportion to one another during the periods compared.

Net  Interest  Income
---------------------

                                         Table 1 - Net Interest Income

                                 Three Months Ended                         Six Months Ended
                                      June 30,             Variance             June 30,            Variance
                               ----------------------  -----------------  ---------------------  --------------
                                 2005        2004      Amount      %        2005        2004     Amount     %
                               ---------  -----------  -------  --------  ---------  ----------  -------  -----
                                                              (Dollars in thousands)
Interest income:
  Loans, including fees        $   9,272  $     6,791  $ 2,481     36.5%  $  17,515  $   13,431  $ 4,084  30.4%
  Investment securities            1,937        1,712      225     13.1%      3,701       3,419      282   8.2%
Interest expense:
  Deposits                         3,245        1,674    1,571     93.8%      5,891       3,314    2,577  77.8%
  Federal funds purchased
    and securities sold under
    repurchase agreements            350          134      216    161.2%        622         312      310  99.4%

Net interest income                7,161        6,258      903     14.4%     13,802      12,364    1,438  11.6%
                               =========  ===========  =======  ========  =========  ==========  =======  =====

Net interest income increased $903,000 (14.4%) during the three-month period and $1,438,000 (11.6%) during the six-month period as the result of increases in both interest income and interest expense. Loan interest income increased $2.5 million and $4.1 million in the three and six month periods, respectively, while deposit interest expense increased $1.6 million and $2.6 million in the three and six month periods, respectively, all the result of higher interest rates and increased volumes. Other contributing factors during both the three and six month periods included the increase in interest income on investment securities and the increase in interest expense on federal funds purchased and securities sold under repurchase agreements, again the result of increased volumes and higher interest rates. Interest-earning assets were $737.8 million at June 30, 2005, an increase of $103.7 million (16.4%) over June 30, 2004 and $74.4 million (11.21%) over December 31, 2004.

The Company's net interest margin for both the three and six months ended June 30, 2005 was 3.96%, as compared to 3.97% and 4.01% for the three and six months ended June 30, 2004, respectively. Both the rates earned on assets and the costs to fund those earnings have increased at primarily the same rate resulting in a stable net interest margin for all comparable periods.

Noninterest Income
------------------

                                           Table 2 - Noninterest Income

                             Three Months Ended                          Six Months Ended
                                  June 30,              Variance            June 30,              Variance
                          -----------------------  ------------------  ---------------------  -----------------
                             2005        2004       Amount      %        2005       2004       Amount      %
                          ----------  -----------  --------  --------  --------  -----------  --------  -------
                                                              (Dollars in thousands)
Service charges and fees
  on deposits             $    1,354  $     1,227  $   127     10.4%   $  2,565  $     2,236  $   279    12.2%
Gain on sales of loans         1,298        1,628     (330)   (20.3%)     2,341        2,905     (564)  (19.4%)
Miscellaneous income             202          113       89     78.8%        327          212      115    54.2%
Noninterest income             3,189        3,254      (65)    (2.0%)     5,890        6,114     (224)   (3.7%)

Noninterest income decreased $65,000 (2.0%) during the three-month period and $224,000 (3.7%) during the six-month period. Contributing factors included decreases in gain on sales of mortgage loans in the secondary market during the three and six month periods due to lower mortgage loan volumes which are primarily the result of overall market conditions, increased competition, reduced staff in existing offices, and the closing of the Nashville, Tennessee mortgage office. These decreases were partially offset by increases in service charges and fees on deposits during the three and six month periods primarily due to increases in NSF fees and ATM income, somewhat offset by decreases in service charges, all a result of new retail checking accounts. In addition, recognition of income due to changes in the fair value of derivative loan commitments and forward loan sales commitments was the primary contributor to the increase in miscellaneous income for the three and six month periods ended June 30, 2005.

Noninterest  Expense
--------------------

                                          Table 3 - Noninterest Expense

                             Three Months Ended                            Six Months Ended
                                  June 30,               Variance              June 30,             Variance
                           ----------------------  --------------------  ---------------------  ----------------
                             2005        2004       Amount       %         2005       2004       Amount     %
                           ---------  -----------  --------  ----------  --------  -----------  --------  ------
                                                            (Dollars in thousands)
Salaries                   $   3.014  $     3.121  $  (107)      (3.4%)  $  5.764  $     5.634  $   130    2.3%
Employee benefits                776          730       46        6.3%      1,585        1,497       88    5.9%
Occupancy expenses               682          642       40        6.2%      1,355        1,261       94    7.5%
Other operating expenses       1.735        1.655       80        4.8%      3,240        3,355     (115)  (3.4%)
                           ---------  -----------  --------  ----------  --------  -----------  --------  ------
Total noninterest expense  $   6.207  $     6.148  $    59        1.0%   $ 11,944  $    11,747  $   197    1.7%
                           =========  ===========  ========  ==========  ========  ===========  ========  ======

Noninterest expense increased $59,000 (1.0%) during the three-month period and $197,000 (1.7%) during the six-month period. Salary expense decreased during the three-month period due to decreases in mortgage commissions and incentive compensation related to reduced mortgage loan volumes partially offset by increases in salaries related to company growth. Salary expense and employee benefits increased during the six-month period primarily as the result of company growth. The increase in occupancy expenses during the six-month period is primarily due to depreciation and maintenance expense on the Walton Way Operations Campus opened in February 2004 and the Cotton Exchange branch which opened in September 2004. Other operating expenses decreased $115,000 (3.4%) during the first six months of 2005. Contributing factors include losses recorded in the first six months of 2004 for $150,000 for a loan which was sold into the secondary market based on a fraudulent appraisal, $50,000 for a commercial loan litigation settlement, and $147,000 (23.6%) decrease in processing expense attributable to moving ATM processing in-house, retail checking products expense, and the expiration of the contract to pay commissions for overdraft protection. These decreases in other operating expenses were partially offset by an $88,000 (21.7%) increase in professional fees for trust advisory fees and Sarbanes-Oxley 404 compliance and a $108,000 (54.9%) increase in staff development expense for sales training. The increase in other operating expenses for the three-month period was primarily due to the sales training expense.

Income  Taxes
-------------

Income tax expense in the second quarter of 2005 totaled $1,222,000, an increase of $145,000 (13.5%) over the second quarter of 2004. The effective tax rate for the three months ended June 30, 2005 and 2004 was 33.7% and 33.3%, respectively. Income tax expense for the six months ended June 30, 2005 totaled $2,271,000 for an effective tax rate of 33.6% compared to 33.0% for the six months ended June 30, 2004. The increase in the effective tax rate for both the three and six month periods is primarily due to an adjustment to deferred income taxes in 2004, with a smaller impact from a decrease in cash surrender value, somewhat offset by an increase in tax exempt municipal and loan income.

Asset  Quality
--------------

Table 5 which follows shows the current and prior period amounts of non-performing assets. Non-performing assets were $4.0 million at June 30, 2005, compared to $3.0 million at December 31, 2004 and $2.6 million at June 30, 2004. The ratio of non-performing assets to total loans and other real estate was 0.72% at June 30, 2005, compared to 0.60% at December 31, 2004 and 0.56% at June 30, 2004. The control and monitoring of non-performing assets continues to be a priority of management.

There was $29,000 of loans past due 90 days or more and still accruing at December 31, 2004. There were no loans past due 90 days or more and still accruing at June 30, 2005 and June 30, 2004.

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

When reviewing the allowance for loan losses, it is important to understand to whom the Company lends. At June 30, 2005, the loan portfolio is comprised of 81.43% real estate loans. Commercial, financial and agricultural loans comprise 11.80%, and consumer loans comprise 6.77% of the portfolio.

While the Company has 81.43% of its loan portfolio secured by real estate loans, this percentage is not significantly higher than in previous years. Commercial real estate comprises 29.52% of the loan portfolio and is primarily owner occupied properties where the operations of the commercial entity provide the necessary cash flow to service the debt. For this portion of real estate loans, repayment is not dependent upon liquidation of the real estate. Construction and development (28.84%) has been an increasingly important portion of the real estate loan portfolio. The Company carefully monitors the loans in this category since the repayment of these loans is generally dependent upon the liquidation of the real estate and is impacted by national and local economic conditions. The residential category, 19.72% of the portfolio, represents those loans that the Company chooses to maintain in its portfolio rather than selling into the secondary market for marketing and competitive reasons and commercial loans secured by residential real estate. The residential held for sale category, 3.35% of the portfolio, comprises loans that are in the process of being sold into the secondary market. In these loans, the credit has been approved by the investor and the interest rate locked so that the Company minimizes credit and interest rate risk with respect to these loans.

The Company has no large loan concentrations to individual borrowers or industries. Unsecured loans at June 30, 2005 were $9.9 million. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management's analysis of potential risk in the loan portfolio. Loans determined to be uncollectible are charged to the allowance for loan losses and subsequent recoveries are added to the allowance. A provision for losses in the amount of $515,000 was charged to expense for the quarter ended June 30, 2005 compared to $131,000 for the quarter ended June 30, 2004, and $987,000 for the six months ended June 30, 2005 compared to $520,000 for the six months ended June 30, 2004. The higher provision for the three and six months ended June 30, 2005 as compared to the three and six months ended June 30, 2004 is due to increases in outstanding loan balances and the level of Classified and Watch-rated debt.

At June 30, 2005 the ratio of allowance for loan losses to total loans was 1.57% compared to 1.60% at December 31, 2004 and 1.58% at June 30, 2004. Management considers the current allowance for loan losses appropriate based upon its analysis of the potential risk in the portfolio, although there can be no assurance that the assumptions underlying such analysis will continue to be correct.

Liquidity  and  Capital  Resources
----------------------------------

The Company's liquidity remains adequate to meet operating and loan funding requirements. The loan to deposit ratio at June 30, 2005 was 89.6% compared to 88.8% at December 31, 2004 and 85.7% at June 30, 2004. The steady loan to deposit ratio from December 31, 2004 to June 30, 2005 reflects growth of both loans and deposits in proportion to one another during the first six months of 2005. The increase in the loan to deposit ratio from June 30, 2004 to December 31, 2004 reflects significant loan growth during that time period. Deposits at June 30, 2005 and December 31, 2004 include $37.6 million and $34.9 million of brokered certificates of deposit, respectively. The Company has also utilized borrowings from the Federal Home Loan Bank. The Company maintains a line of credit with the Federal Home Loan Bank approximating 10% of the Bank's total assets. Federal Home Loan Bank advances are collateralized by eligible first mortgage loans, and commercial real estate loans. These borrowings totaled $46.0 million at June 30, 2005. The Company maintains repurchase lines of credit with SunTrust Robinson Humphrey, Atlanta, Georgia, for advances up to $20.0 million and with The Bankers Bank, Atlanta, Georgia, for advances up to $10.0 million of which no amounts were outstanding in either case at June 30, 2005. The Company has a federal funds purchased accommodation with The Bankers Bank, Atlanta, Georgia, for advances up to $16.7 million and with SunTrust Bank, Atlanta, Georgia for advances up to $10.0 million. Additionally, liquidity needs can be satisfied by the structuring of the maturities of investment securities and the pricing and maturities on loans and deposits offered to customers. The Company also uses retail securities sold under repurchase agreements to fund growth. Securities sold under repurchase agreements were $57.0 million at June 30, 2005.

Shareholders' equity to total assets was 7.80% at June 30, 2005 compared to 8.35% at December 31, 2004 and 7.94% at June 30, 2004. The capital of the Company and the Bank exceeded all required regulatory guidelines at June 30, 2005. The Company's Tier 1 risk-based, total risk-based and leverage capital ratios were 9.77%, 11.02%, and 7.98%, respectively, at June 30, 2005. Table 6 which follows reflects the current regulatory capital levels in more detail, including comparisons to the regulatory minimums.

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

Unfunded commitments to extend credit where contract amounts represent potential credit risk totaled $172.8 million at June 30, 2005. These commitments are primarily at variable interest rates.

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

 Table 4 - Commitments and    Due in    Due in    Due in    Due in    Due in
  Contractual Obligations     1 Year   2 Years   3 Years   4 Years   5 Years
---------------------------  --------  --------  --------  --------  --------
Lines of credit              $172,820         -         -         -         -
Lease agreements                   86        75        22         -         -
Deposits                      266,673   119,082    91,156    37,944    39,017
Securities sold under
  repurchase agreements        56,952         -         -         -         -
FHLB advances                   5,000         -         -         -    23,000
Other borrowings                  900         -         -         -         -
                             --------  --------  --------  --------  --------
  Total commitments and
    contractual obligations  $502,431  $119,157  $ 91,178  $ 37,944  $ 62,017
                             --------  --------  --------  --------  --------

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

TABLE 5
-------

                             SELECTED FINANCIAL DATA
                             (Dollars in Thousands)


                                 Six Months Ended June 30,
                              -------------------------------
PROFITABILITY                      2005            2004
----------------------------  --------------  ---------------
Return on average assets *             1.21%            1.28%

Return on average equity *            15.10%           15.10%

ALLOWANCE FOR LOAN LOSSES
----------------------------

Beginning balance, January 1  $       7,930   $        7,278
Provision charged to expense            987              520
Recoveries                              511              335
Loans charged off                      (750)            (831)
                              --------------  ---------------
Ending balance, June 30       $       8,678   $        7,302
                              ==============  ===============

NON-PERFORMING ASSETS        June 30, 2005   December 31, 2004   June 30, 2004
---------------------------
Non-accrual loans            $        3,955  $            2,972  $        2,568
Other real estate owned                   0                  53               5
                             --------------  ------------------  --------------
Total non-performing assets  $        3,955  $            3,025  $        2,578
                             ==============  ==================  ==============

LOANS PAST DUE 90 DAYS OR
MORE AND STILL ACCRUING      $            0  $               29  $            0
                             ==============  ==================  ==============

* Annualized

TABLE 6
-------

                              Regulatory Capital Requirements
                                       June 30, 2005
                                  (Dollars in Thousands)


                                                  Required for capital
                                   Actual           adequacy purposes         Excess
                              Amount   Percent     Amount      Percent    Amount  Percent
                              -----------------  -----------------------  ----------------
Southeastern Bank Financial
Corporation

Risk-based capital:
  Tier 1 capital              $61,602     9.77%      25,232        4.00%  36,370     5.77%
  Total capital                69,497    11.02%      50,464        8.00%  19,033     3.02%
Tier 1 leverage ratio          61,602     7.98%      30,871        4.00%  30,731     3.98%

Georgia Bank & Trust Company

Risk-based capital:
  Tier 1 capital              $59,095     9.39%      25,170        4.00%  33,925     5.39%
  Total capital                66,971    10.64%      50,341        8.00%  16,630     2.64%
Tier 1 leverage ratio          59,095     7.67%      30,811        4.00%  28,284     3.67%

Item  3.  Quantitative  and  Qualitative  Disclosures  About  Market  Risk

As of June 30, 2005, there were no substantial changes in the interest rate sensitivity analysis or the sensitivity of market value of portfolio equity for various changes in interest rates calculated as of December 31, 2004. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company's audited consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2004 included in the Company's 2004 Annual Report on Form 10-K.

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

Item 2.   Unregistered  Sales  of  Equity  Securities  and  Use  of  Proceeds

          Issuer  Purchases  of  Equity  Securities

          On April 15, 2004, the Company announced the commencement of a stock repurchase program, pursuant to which it will, from time to time, repurchase up to 100,000 shares of its outstanding stock. The program does not have a stated expiration date. No stock repurchase programs were terminated during the second quarter of 2005. There were no shares repurchased under an existing stock repurchase plan or otherwise during the second quarter of 2005.

Item 3.   Defaults  Upon  Senior  Securities

          Not  applicable

Item 4.   Submission  of  Matters  to  a  Vote  of  Security  Holders

     (a) The Annual Meeting of Shareholders was held on April 27, 2005 at the Company's Cotton Exchange office located at 32 8th Street, Augusta, Georgia.

     (b) The following directors were elected for a term of one year and until a successor is duly qualified and elected:

               William J. Badger
               R. Daniel Blanton
               Warren Daniel
               Edward G. Meybohm
               Robert W. Pollard, Jr.
               Randolph R. Smith
               Ronald L. Thigpen
               John W. Trulock, Jr.

     (c) The following matters were voted on at the meeting as was previously identified in the Proxy materials forwarded to each shareholder:

          1. Proposal to elect the eight individuals nominated by management as Directors.

               Votes  were  cast  as  follows:

          Director                 For        Withhold
          -----------------------  ---------  --------
          William J. Badger        4,520,472     5,190
          R. Daniel Blanton        4,516,972     8,690
          Warren Daniel            4,520,472     5,190
          Edward G. Meybohm        4,520,472     5,190
          Robert W. Pollard, Jr.   4,516,972     8,690
          Randolph R. Smith, M.D.  4,520,472     5,190
          Ronald L. Thigpen        4,515,392    10,270
          John W. Trulock, Jr.     4,520,472     5,190


Item 5.   Other Information

          None

Item 6.   Exhibits

          3.1       Articles of Incorporation, as amended.

          31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                     SOUTHEASTERN BANK FINANCIAL CORPORATION
                              Form 10-Q Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SOUTHEASTERN BANK FINANCIAL CORPORATION


Date:  August 8, 2005                   By:  /s/ Ronald L. Thigpen            .
       --------------                      ------------------------------------
                                             Ronald L. Thigpen
                                             Executive Vice President, Chief
                                             Operating Officer (Duly Authorized
                                             Officer of Registrant and Principal
                                             Financial Officer)