Form 10-Q
period 2005-09-30
Southeastern Bank Financial CORP
filed 2005-11-04
CIK 880116

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

(Mark  One)

 X   Quarterly  Report  under Section 13 or 15(d) of the Securities Exchange Act
---  of  1934
     For  the  quarterly  period  ended  September  30,  2005.
                                         --------------------

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

     Indicate  by  check  mark  whether  the  registrant  is a shell company (as
defined  in  Rule  12b-2  of  the  Exchange  Act):  Yes     No  X
                                                       ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     5,260,832 shares of common stock, $3.00 par value per share, outstanding as of October 31, 2005.

                       SOUTHEASTERN BANK FINANCIAL CORPORATION
                                      FORM 10-Q
                                        INDEX

                                                                                Page
Part I
         Item 1.  Financial Statements (Unaudited)


                  Consolidated Balance Sheets as of September 30, 2005 and
                    December 31, 2004                                              3


                  Consolidated Statements of Income for the Three and Nine
                    Months ended September 30, 2005 and 2004                       4


                  Consolidated Statements of Cash Flows for the
                    Nine Months ended September 30, 2005 and 2004
                                                                                   6


                  Notes to Consolidated Financial Statements                       8


         Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                 11


         Item 3.  Quantitative and Qualitative Disclosures about Market Risk      24


         Item 4.  Controls and Procedures                                         24

Part II Other Information

         Item 1.  Legal Proceedings                                                *

         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     25

         Item 3.  Defaults Upon Senior Securities                                  *

         Item 4.  Submission of Matters to a Vote of Security Holders              *

         Item 5.  Other Information                                                *

         Item 6.  Exhibits                                                        25


Signature                                                                         26


* No information submitted under this caption

                                     PART I
                              FINANCIAL INFORMATION

                  SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARY
                                Consolidated Balance Sheets
                                        (Unaudited)

                                          ASSETS

                                                            September 30,    December 31,
                                                                2005             2004
                                                           ---------------  --------------
Cash and due from banks                                    $   23,983,922   $  13,186,173
Federal funds sold                                             18,595,000      12,326,000
Interest-bearing deposits in other banks                        1,012,167         512,024
                                                           ---------------  --------------
  Cash and cash equivalents                                    43,591,089      26,024,197

Investment securities
  Available-for-sale                                          185,315,184     152,637,090
  Held-to-maturity, at cost (fair values of
    $3,930,581 and $3,997,361, respectively)                    3,776,137       3,776,428

Loans held for sale                                            11,509,862      14,778,614

Loans                                                         550,392,839     479,391,209
  Less allowance for loan losses                               (9,094,402)     (7,930,366)
                                                           ---------------  --------------
    Loans, net                                                541,298,437     471,460,843

Premises and equipment, net                                    19,912,110      18,437,500
Accrued interest receivable                                     4,065,034       3,638,247
Bank-owned life insurance                                      11,756,930      11,463,591
Other assets                                                    4,613,831       4,300,801
                                                           ---------------  --------------

                                                           $  825,838,614   $ 706,517,311
                                                           ===============  ==============

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
    Noninterest-bearing                                    $   93,156,543   $  80,798,355
    Interest-bearing:
      NOW accounts                                            100,341,899      80,417,657
      Savings                                                 285,032,114     225,533,029
      Money management accounts                                25,287,503      25,142,955
      Time deposits over $100,000                             106,856,773     106,835,743
      Other time deposits                                      35,198,471      38,056,932
                                                           ---------------  --------------
                                                              645,873,303     556,784,671

Federal funds purchased and securities sold
  under repurchase agreements                                  58,166,949      44,581,259
Advances from Federal Home Loan Bank                           52,000,000      40,000,000
Other borrowed funds                                            1,000,000         900,000
Accrued interest and other liabilities                          5,561,630       5,271,556
                                                           ---------------  --------------
        Total liabilities                                     762,601,882     647,537,486
                                                           ---------------  --------------

Stockholders' equity
  Common stock, $3.00 par value; 10,000,000 shares
    authorized; 5,279,929 and 5,287,100 shares issued in
    2005 and 2004, respectively; 5,260,832 and 5,249,604
    shares outstanding in 2005 and 2004, respectively          15,839,787      15,861,300
Additional paid-in capital                                     34,172,970      34,375,510
Retained earnings                                              13,917,732       8,878,633
Treasury stock, at cost; 19,097 and 37,496 shares in
  2005 and 2004, respectively                                    (270,064)       (497,127)
Accumulated other comprehensive income                           (423,693)        361,509
                                                           ---------------  --------------
        Total stockholders' equity                             63,236,732      58,979,825
                                                           ---------------  --------------

                                                           $  825,838,614   $ 706,517,311
                                                           ===============  ==============

See accompanying notes to consolidated financial statements.

                       SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARY
                                  Consolidated Statements of Income
                                             (Unaudited)


                                                  Three Months Ended         Nine Months Ended
                                                     September 30,             September 30,
                                               ------------  -----------  ------------  ------------
                                                   2005         2004          2005          2004
                                               ------------  -----------  ------------  ------------
Interest income:
  Loans, including fees                        $10,345,667   $ 7,073,443  $27,860,831   $20,504,835
  Investment securities                          2,001,470     1,844,988    5,702,611     5,264,296
  Federal funds sold                               131,878        28,770      283,247        46,000
  Interest-bearing deposits in other banks           7,400           497       16,599           540
                                               ------------  -----------  ------------  ------------
      Total interest income                     12,486,415     8,947,698   33,863,288    25,815,671
                                               ------------  -----------  ------------  ------------

Interest expense:
  Deposits                                       3,746,904     1,784,792    9,637,475     5,098,812
  Federal funds purchased and securities sold
    under repurchase agreements                    459,035       142,662    1,081,435       454,471
  Other borrowings                                 609,027       470,573    1,671,117     1,348,610
                                               ------------  -----------  ------------  ------------
      Total interest expense                     4,814,966     2,398,027   12,390,027     6,901,893
                                               ------------  -----------  ------------  ------------

      Net interest income                        7,671,449     6,549,671   21,473,261    18,913,778

Provision for loan losses                          589,260       493,103    1,576,223     1,013,023
                                               ------------  -----------  ------------  ------------

      Net interest income after provision
        for loan losses                          7,082,189     6,056,568   19,897,038    17,900,755
                                               ------------  -----------  ------------  ------------

Noninterest income:
  Service charges and fees on deposits           1,391,383     1,342,105    3,956,858     3,628,474
  Gain on sales of loans                         1,520,241     1,461,997    3,860,823     4,367,103
  Investment securities (losses) gains, net        (46,406)        1,833      (85,666)       (2,709)
  Retail investment income                          87,030       140,281      290,596       344,819
  Trust service fees                               163,855       147,239      470,791       405,309
  Increase in cash surrender value of
    bank-owned life insurance                      108,393       118,701      293,339       370,787
  Miscellaneous income                              57,727       108,354      385,030       320,298
                                               ------------  -----------  ------------  ------------
      Total noninterest income                   3,282,223     3,320,510    9,171,771     9,434,081
                                               ------------  -----------  ------------  ------------

Noninterest expense:
  Salaries                                       3,236,300     2,991,389    8,999,855     8,625,169
  Employee benefits                                768,789       693,087    2,354,158     2,190,042
  Occupancy expenses                               687,031       671,950    2,042,557     1,933,309
  Other operating expenses                       1,753,359     1,559,252    4,992,931     4,913,877
                                               ------------  -----------  ------------  ------------
      Total noninterest expense                  6,445,479     5,915,678   18,389,501    17,662,397
                                               ------------  -----------  ------------  ------------

      Income before income taxes                 3,918,933     3,461,400   10,679,308     9,672,439

Income tax expense                               1,320,336     1,139,062    3,590,990     3,187,288
                                               ------------  -----------  ------------  ------------

      Net  income                              $ 2,598,597   $ 2,322,338  $ 7,088,318   $ 6,485,151
                                               ============  ===========  ============  ============

                                                                                         (continued)

                    SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARY
                               Consolidated Statements of Income

                                          (Unaudited)

                                               Three Months Ended        Nine Months Ended
                                                  September 30,            September 30,
                                            -----------  -----------  -----------  -----------
                                               2005         2004         2005         2004
                                            -----------  -----------  -----------  -----------
Basic net income per share                  $      0.49  $      0.44  $      1.35  $      1.24
                                            ===========  ===========  ===========  ===========

Diluted net income per share                $      0.48  $      0.44  $      1.33  $      1.22
                                            ===========  ===========  ===========  ===========

Weighted average common shares outstanding    5,258,713    5,248,034    5,256,367    5,247,483
                                            ===========  ===========  ===========  ===========

Weighted average number of common and
  common equivalent shares outstanding        5,358,959    5,322,623    5,344,621    5,324,065
                                            ===========  ===========  ===========  ===========

See accompanying notes to consolidated financial statements.

                         SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARY
                                 Consolidated Statements of Cash Flows
                                              (Unaudited)

                                                                     Nine Months Ended September 30,
                                                                        2005                2004
                                                                 ------------------  ------------------
Cash flows from operating activities:
Net income                                                       $       7,088,318   $       6,485,151
  Adjustments to reconcile net income to net cash
    provided by operating activities
      Depreciation and amortization                                      1,088,406             981,038
      Provision for loan losses                                          1,576,223           1,013,023
      Net investment securities losses                                      85,666               2,709
      Net amortization of premium on investment securities                 273,044             299,815
      Increase in CSV of bank owned life insurance                        (293,339)           (370,787)
      Loss (gain) on disposal of premises and equipment                      6,685              (1,385)
      (Gain) loss on the sale of other real estate                          (9,405)              8,272
      Gain on sales of loans                                            (3,860,823)         (4,367,103)
      Real estate loans originated for sale                           (199,233,926)       (211,143,576)
      Proceeds from sales of real estate loans                         206,363,501         215,741,585
      (Increase) decrease in accrued interest receivable                  (426,787)            304,738
      Decrease in other assets                                              38,039              26,858
      Decrease in accrued interest and other liabilities                   290,074             218,087
                                                                 ------------------  ------------------
        Net cash provided by operating activities                       12,985,676           9,198,425
                                                                 ------------------  ------------------

Cash flows from investing activities:
      Proceeds from sales of available for sale securities              23,852,712          24,315,495
      Proceeds from sales of held to maturity securities                         -             550,000
      Proceeds from maturities of available for sale securities         17,796,690          36,910,681
      Proceeds from maturities of held to maturity securities                    -           1,168,000
      Purchase of available for sale securities                        (75,180,015)        (76,872,338)
      Purchase of Federal Home Loan Bank stock                            (920,600)           (250,000)
      Proceeds from redemption of FHLB stock                               225,000                   -
      Net increase in loans                                            (71,523,269)        (40,831,295)
      Purchases of premises and equipment                               (2,572,201)         (5,088,112)
      Proceeds from sale of other real estate                              172,286             250,204
      Proceeds from sale of premises and equipment                           2,500              50,195
                                                                 ------------------  ------------------
        Net cash used in investing activities                         (108,146,897)        (59,797,170)
                                                                 ------------------  ------------------

Cash flows from financing activities:
      Net increase in deposits                                          89,088,632          59,677,144
      Net increase (decrease) in federal funds purchased and
        securities sold under repurchase agreements                     13,585,690         (16,060,149)
      Advances from Federal Home Loan Bank                              17,000,000          10,000,000
      Payments of Federal Home Loan Bank advances                       (5,000,000)                  -
      Proceeds from other borrowed funds                                   100,000             200,000
      Purchase of treasury stock                                                 -             (62,042)
      Payment of cash dividends                                         (2,049,219)         (2,046,410)
      Proceeds from stock options exercised                                  3,010                 390
                                                                 ------------------  ------------------
        Net cash provided by financing activities                      112,728,113          51,708,933
                                                                 ------------------  ------------------

                                                                                            (continued)

                SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARY
                         Consolidated Statements of Cash Flows
                                      (Unaudited)

     Nine Months Ended September 30,

                                                                 2005         2004
                                                              -----------  -----------
          Net increase in cash and cash equivalents           $17,566,892  $ 1,110,188

Cash and cash equivalents at beginning of period               26,024,197   15,721,884

                                                              -----------  -----------
Cash and cash equivalents at end of period                    $43,591,089  $16,832,072
                                                              ===========  ===========
Supplemental disclosures of cash paid during the period for:
        Interest                                              $12,536,090  $ 7,191,021
                                                              ===========  ===========
        Income taxes                                          $ 3,560,000  $ 3,091,000
                                                              ===========  ===========

Supplemental information on noncash investing activities:
        Loans transferred to other real estate                $   109,452  $   311,905
                                                              ===========  ===========

See accompanying notes to consolidated financial statements.

             SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                               September 30, 2005

Note  1  -  Basis  of  Presentation

The accompanying consolidated financial statements include the accounts of Southeastern Bank Financial Corporation, formerly Georgia Bank Financial Corporation, and its wholly-owned subsidiary, Georgia Bank & Trust Company (the "Company" or the "Bank"). Significant intercompany transactions and accounts are eliminated in consolidation.

The financial statements for the three and nine months ended September 30, 2005 and 2004 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2004.

In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations and cash flows for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results of operations which the Company may achieve for the entire year.

Some items in the prior period financial statements were reclassified to conform to the current presentation.

Note  2  -  Recent  Accounting  Pronouncements

SFAS No. 123 (Revised 2004), Accounting for Stock-Based Compensation, will require most public entities, effective at the beginning of the first annual period beginning after June 15, 2005, to compute the fair value of options at the date of grant and to recognize such costs as compensation expense immediately if there is no vesting period or ratably over the vesting period of the options. Due to the April 15, 2005, deferral of the effective date to the beginning of the first annual period beginning after June 15, 2005, the Bank has chosen not to adopt the cost recognition principles of this statement for 2005. If the Bank had chosen to adopt these principles, an annual expense of $237,000 would be recorded for the year ending 2005. Based on the options outstanding as of September 30, 2005, the expense would remain virtually constant in 2006 and then decline in succeeding years as the options fully vest. The Bank will adopt SFAS No. 123 (Revised
2004)  as  of  January  1,  2006.

Note  3  -  Comprehensive  Income

Other comprehensive income for the Company consists of net unrealized gains and losses on investment securities available for sale. Total comprehensive income for the three months ended September 30, 2005 was $2,615,000 compared to $4,579,000 for the three months ended September 30, 2004. Total comprehensive income for the nine months ended September 30, 2005 was $6,303,000 compared to $6,116,000 for the nine months ended September 30, 2004.

Note  4  -  Stock-based  Compensation

The Company applies Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plans. Accordingly compensation cost is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Had compensation cost been determined based upon the fair value of the options at the grant dates consistent with the method recommended by SFAS No. 123, on a pro forma basis, the Company's net income and income per share, on a pro forma basis, for the three and nine months ended September 30, 2005 and 2004 is indicated below.

                                     Three Months Ended      Nine Months Ended
                                        September 30,           September 30,
                                   ----------------------  ----------------------
                                      2005        2004        2005        2004
                                   ----------  ----------  ----------  ----------
Net income                         $2,598,597  $2,322,338  $7,088,318  $6,485,151
Deduct: Total stock-based
  Compensation expense determined
  Under fair value based method,
  net of related tax effect            64,352      51,969     172,874     155,907
                                   ----------  ----------  ----------  ----------
Pro Forma, net income              $2,534,245  $2,270,369  $6,915,444  $6,329,244
                                   ==========  ==========  ==========  ==========

Basic net income per share:
  As reported                      $     0.49  $     0.44  $     1.35  $     1.24
  Pro forma                        $     0.48  $     0.43  $     1.32  $     1.21

Diluted net income per share:
  As reported                      $     0.48  $     0.44  $     1.33  $     1.22
  Pro forma                        $     0.48  $     0.43  $     1.30  $     1.19

Note  5  -  Cash  Dividend  Declared

On July 18, 2005, the Company declared a quarterly cash dividend of $0.13 per share on outstanding shares. The dividend was paid on August 15, 2005 to shareholders of record as of August 1, 2005.

On October 26, 2005, the Company declared a quarterly cash dividend of $0.13 per share on outstanding shares. The dividend is payable on November 21, 2005 to shareholders of record as of November 7, 2005.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
--------

The Bank was organized by a group of local citizens and commenced business on August 28, 1989. It began operations with one branch. Today, the Bank operates eight full service branches in Richmond and Columbia counties in Augusta, Martinez, and Evans, Georgia. The Bank operates two mortgage origination offices in Augusta, Georgia, and Savannah, Georgia. The Savannah, Georgia office also offers construction lending services. Bank and mortgage operations are located in Augusta, Georgia in two operations campuses located in close proximity to the main office in Augusta, Georgia. Wealth management, trust, and retail investment services are located in the main office. The Bank is Augusta's largest community banking company. On July 12, 2005, the Company announced its plans to expand outside its current markets by opening a branch in Athens, Georgia and chartering a thrift in Aiken, South Carolina. The Company plans to open the Athens branch in the fourth quarter of 2005.

Richmond and Columbia counties have a diversified economy based primarily on government, transportation, public utilities, health care, manufacturing, construction, and wholesale and retail trade. Augusta is one of the leading medical centers in the Southeast. The 2004 population of the Augusta-Richmond County, GA-SC metropolitan area was 341,560, the second largest in Georgia.

The Bank's services include the origination of residential and commercial real estate loans, construction and development loans, and commercial and consumer loans. The Bank also offers a variety of deposit programs, including noninterest-bearing demand, interest checking, money management, savings, and time deposits. In the combined Richmond and Columbia counties, the Bank had 17.84% of all deposits and was the second largest depository institution at June 30, 2005, as cited from the Federal Deposit Insurance Corporation's website. Securities sold under repurchase agreements are also offered. Additional services include wealth management, trust, retail investment, and mortgage. As a matter of practice, most mortgage loans are sold in the secondary market; however, some mortgage loans are placed in the portfolio based on marketing and balance sheet considerations. The Bank continues to concentrate on increasing its market share through various new deposit and loan products and other financial services and by focusing on the customer relationship management philosophy. The Bank is committed to building life-long relationships with its customers, employees, shareholders, and the communities it serves.

The Bank's primary source of income is from its lending activities followed by interest income from its investment activities, service charges and fees on deposits, and gain on sale of mortgage loans in the secondary market. Loan interest income increased during the first nine months of 2005 as compared to the first nine months of 2004 due to rising interest rates and increased volumes while gain on sales of mortgage loans decreased due to lower production levels. Service charges and fees on deposits increased for the first nine months of 2005 as compared to the same period in 2004 as a result of new retail checking account products introduced in March 2004. Other significant contributors to income are trust services fees, increases in cash surrender value of life insurance, and retail investment income.

The Bank continues to experience steady growth. Over the past four years, assets grew from $405.8 million at December 31, 2000 to $706.5 million at December 31, 2004. At September 30, 2005, assets were $825.8 million. From year end 2000 to year end 2004, loans increased $210.6 million, and deposits increased $245.9 million. From December 31, 2004 to September 30, 2005, loans increased $67.7 million and deposits increased $89.1 million. Also, from 2000 to 2004, return on average equity increased from 12.58% to 15.50% and return on average assets increased from 1.08% to 1.29%. At September 30 2005, return on average assets was 1.24% and return on average equity was 15.60%. Net income for the year ended 2000 was $4.0 million compared to net income of $8.7 million at year end 2004. Net income for the nine months ended September 30, 2005 was $7.1 million. The Company has reached a level of maturity evidenced by long-term financial performance and stability that resulted in cash dividends of $0.13 per share paid for each quarter of 2004, as well as for the first three quarters of 2005.

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

Forward-Looking  Statements
---------------------------

Southeastern Bank Financial Corporation (the "Company") may, from time to time, make written or oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission (the "Commission") and its reports to shareholders. Statements made in such documents, other than those concerning historical information, should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are made based upon management's belief as well as assumptions made by, and information currently available to, management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors, including unanticipated changes in the Bank's local economy, the national economy, governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values and securities portfolio values; difficulties in interest rate risk management; the effects of competition in the banking business; difficulties in expanding the Bank's business into new markets; changes in governmental regulation relating to the banking industry, including regulations relating to branching and acquisitions; failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans; and other factors. The Company cautions that such factors are not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, the Company.

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

Performance Overview -- Net Income
----------------------------------

The Company's net income for the third quarter of 2005 was $2,599,000 which was an increase of $277,000 (11.9%) compared to net income of $2,322,000 for the third quarter of 2004. Diluted net income per share for the three months ended September 30, 2005 was $0.48 compared to $0.44 for the three months ended
September 30, 2004. Net income for the first nine months of 2005 was $7,088,000, an increase of $603,000 (9.3%) compared with net income of $6,485,000 for the first nine months of 2004. The increase in net income for the three and nine months ended September 30, 2005 as compared with the three and nine months ended September 30, 2004, was primarily a result of increases in net interest income, somewhat offset by an increase in the loan loss provision, a decrease in noninterest income and an increase in noninterest expense. Both loan interest income and deposit interest expense increased due to higher interest rates and increased volumes. The provision for loan losses increased due to increases in outstanding loan balances and the level of Classified debt. Factors contributing to the decrease in noninterest income for the nine months ended September 30, 2005, were a decrease in the gain on sale of mortgage loans in the secondary market due to lower volumes, somewhat offset by increases in service charges and fees on deposits. Retail checking accounts introduced in March 2004 continue to generate increases in NSF fees and ATM income, somewhat offset by decreases in service charges. Noninterest expense increased $727,000 during the nine-month period ended September 30, 2005 compared to the nine-month period ended September 30, 2004. This increase included $191,000 in expenses related to the Company's expansion into new markets. Other increases in noninterest expense were primarily due to increases in salaries and employee benefits related to company growth, increases in occupancy expenses related to facilities opened in February and September 2004, and increases in other operating expenses. Significant changes in other operating expenses during the nine-month period include increases in professional fees for trust advisory fees and other advisory services and increases in staff development expense for sales training. These increases were somewhat offset by decreases in loan costs for losses that were recorded in the first nine months of 2004 for a loan that was sold into the secondary market based on a fraudulent appraisal and for commercial loan litigation settlement. Additional factors include decreases in processing expenses attributable to moving ATM processing in-house, retail checking products expense, and the expiration of commissions due under an overdraft protection contract.

Total assets of $825.8 million at September 30, 2005 reflect an increase of $119.3 million (16.9%) from year-end 2004. This increase is primarily attributable to higher loan and investment balances since December 2004. Total loans at September 30, 2005 were $561.9 million which represented an increase of $67.7 million (13.7%) from December 31, 2004. Since December 31, 2004 investment securities increased $32.7 million (20.9%), cash and due from banks increased $10.8 million (81.9%), and federal funds sold increased $6.3 million (50.9%). These increases were funded by increases in total deposits of $89.1 million (16.0%), increases in securities sold under repurchase agreements of $13.6 million (30.5%), increases in Federal Home Loan Bank advances of $12.0 million (30.0%), and net income of $7.1 million less dividends paid of $2.0 million.

The annualized return on average assets for the Company was 1.24% for the nine months ended September 30, 2005, compared to 1.30% for the same period last year. While total assets have increased $137.2 million since third quarter 2004, net income has only increased $603,000, resulting in a decrease in ROA. Increases in net interest income were somewhat offset by decreases in noninterest income and increases in noninterest expense and income tax expense. The annualized return on average stockholders' equity was 15.60% for the nine months ended September 30, 2005, compared to 15.61% for the same period last year. The steady ratio reflects growth of both net income and stockholders' equity in proportion to one another during the periods compared.

Net  Interest  Income
---------------------


                                                 Table 1 - Net Interest Income

                                  Three Months Ended                               Nine Months Ended
                                     September 30,              Variance             September 30,            Variance
                                ----------------------  ----------------------  ----------------------  ----------------------
                                   2005        2004       Amount         %         2005        2004       Amount         %
                                -----------  ---------  -----------  ---------  -----------  ---------  -----------  ---------
                                                                     (Dollars in thousands)
Interest income:
  Loans, including fees         $    10,346  $   7,073  $     3,273      46.3%  $    27,861  $  20,505  $     7,356      35.9%
  Investment securities               2,001      1,845          156       8.5%        5,703      5,264          439       8.3%
  Federal funds sold                    132         29          103     355.2%          283         46          237     515.2%

Interest expense:
  Deposits                            3,747      1,785        1,962     109.9%        9,638      5,099        4,539      89.0%
  Federal funds purchased
    and securities sold under
    repurchase agreements               459        143          316     221.0%        1,081        455          626     137.6%
  Other borrowings                      609        471          138      29.3%        1,671      1,349          322      23.9%

Net interest income                   7,671      6,550        1,121      17.1%       21,473     18,914        2,559      13.5%
                                ===========  =========  ===========  =========  ===========  =========  ===========  =========

Net interest income increased $1.1 million (17.1%) during the three-month period and $2.6 million (13.5%) during the nine-month period as the result of increases in both interest income and interest expense. Loan interest income increased $3.3 million and $7.4 million in the three and nine month periods, respectively, while deposit interest expense increased $2.0 million and $4.5 million in the three and nine month periods, respectively, all the result of higher interest rates and increased volumes. Other contributing factors during both the three and nine month periods included increases in interest income on investment securities and federal funds sold and an increase in interest expense on federal funds purchased and securities sold under repurchase agreements, again the result of increased volumes and higher interest rates. Interest expense on other borrowings also increased due to increased volumes somewhat offset by a decrease in the average interest rate, the result of additional borrowings at lower rates. Interest-earning assets were $770.6 million at September 30, 2005, an increase of $127.7 million (19.9%) over September 30, 2004 and $107.2 million (16.2%) over December 31, 2004.

The Company's net interest margin for the three and nine months ended September 30, 2005 was 3.98% and 3.94%, respectively, as compared to 4.03% and 4.01% for the three and nine months ended September 30, 2004, respectively. The cost to fund earning assets has increased at a slightly higher rate than the rate earned on those assets resulting in a decrease in the net interest margin for the three and nine month periods.

Noninterest  Income
-------------------

                                                Table 2 - Noninterest Income

                             Three Months Ended                                Nine Months Ended
                                 September 30,            Variance               September 30,             Variance
                           ----------------------  -----------------------  ----------------------  -----------------------
                              2005        2004       Amount         %          2005        2004       Amount         %
                           ----------  ----------  -----------  ----------  ----------  ----------  -----------  ----------
                                                                (Dollars in thousands)
Service charges and fees
  on deposits              $    1,391  $    1,342  $       49         3.7%  $    3,957  $    3,628  $      329         9.1%
Gain on sales of loans          1,520       1,462          58         4.0%       3,860       4,367        (507)     (11.6%)

Noninterest income              3,282       3,321         (39)      (1.2%)       9,172       9,434        (262)      (2.8%)
                           ==========  ==========  ===========  ==========  ==========  ==========  ===========  ==========


Noninterest income decreased $262,000 (2.8%) during the nine-month period. Contributing factors included decreases in gain on sales of mortgage loans in the secondary market due to lower mortgage loan volumes which are primarily the result of the rising interest rate environment, increased competition, reduced staff in existing offices, and the closing of the Nashville, Tennessee mortgage office. These decreases were partially offset by increases in service charges and fees on deposits during the nine- month period primarily due to increases in NSF fees and ATM income, somewhat offset by decreases in service charges, all a result of new retail checking accounts.

Noninterest  Expense
--------------------

                                               Table 3 - Noninterest Expense

                               Three Months Ended                              Nine Months Ended
                                  September 30,            Variance              September 30,            Variance
                            ----------------------  ----------------------  ----------------------  ----------------------
                               2005        2004       Amount        %          2005        2004       Amount        %
                            ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
                                                                 (Dollars in thousands)
Salaries                    $    3,236  $    2,991  $      245        8.2%  $    9,000  $    8,625  $      375        4.3%
Employee benefits                  769         693          76       11.0%       2,354       2,190         164        7.5%
Occupancy expenses                 687         672          15        2.2%       2,043       1,934         109        5.6%
Other operating expenses         1,753       1,559         194       12.4%       4,993       4,914          79        1.6%
                            ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Total noninterest expense   $    6,445  $    5,915  $      530        9.0%  $   18,390  $   17,663  $      727        4.1%
                            ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========

Noninterest expense increased $530,000 (9.0%) during the three-month period and $727,000 (4.1%) during the nine-month period. Noninterest expense attributable to the Company's expansion into new markets totaled $151,000 for the quarter ended September 30, 2005. Salary expense and employee benefits increased during the three and nine month periods primarily as the result of company growth. The increase in occupancy expenses during the nine-month period is primarily due to depreciation and maintenance expense on the Walton Way Operations Campus opened in February 2004 and the Cotton Exchange branch which opened in September 2004. Other operating expenses increased $194,000 (12.4%) for the three-month period primarily due to professional fees related to expansion of the Company. During the nine-month period, other operating expenses increased $79,000 (1.6%). Professional fees increased $208,000 (34.8%) primarily due to trust advisory fees and other advisory services. Staff development expense increased $137,000 (46.0%) primarily due to sales training. Increases in other operating expenses were partially offset by a $131,000 (14.8%) decrease in processing expense primarily attributable to moving ATM processing in-house, retail checking products expense, and the expiration of the contract to pay commissions for overdraft protection. Other expenses in the first nine months of 2004 include $150,000 related to a loan which was sold into the secondary market that the Company was required to repurchase based on a fraudulent appraisal and $50,000 for a commercial loan litigation settlement.

Income  Taxes
-------------

Income tax expense in the third quarter of 2005 totaled $1,320,000, an increase of $181,000 (15.9%) over the third quarter of 2004. The effective tax rate for the three months ended September 30, 2005 and 2004 was 33.7% and 32.9%, respectively. Income tax expense for the nine months ended September 30, 2005 totaled $3,591,000 for an effective tax rate of 33.6% compared to 33.0% for the nine months ended September 30, 2004. The increase in the effective tax rate for both the three and nine month periods is primarily due to an increase in the income tax rate resulting in an adjustment to deferred income taxes in 2004 and a decrease in cash surrender value, somewhat offset by an increase in tax exempt municipal income.

Asset  Quality
--------------

Table 5 which follows shows the current and prior period amounts of non-performing assets. Non-performing assets were $4.5 million at September 30, 2005, compared to $3.0 million at December 31, 2004 and $2.7 million at September 30, 2004. This increase is primarily due to $1.6 million in loans for three customers who have filed bankruptcy. The ratio of non-performing assets to total loans and other real estate was 0.80% at September 30, 2005, compared to 0.60% at December 31, 2004 and 0.57% at September 30, 2004. The control and monitoring of non-performing assets continues to be a priority of management.

There were $29,000 and $8,000 of loans past due 90 days or more and still accruing at December 31, 2004 and September 30, 2004, respectively. There were no loans past due 90 days or more and still accruing at September 30, 2005.

Allowance  for  Loan  Losses
----------------------------

The allowance for loan losses represents a reserve for probable incurred loan losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with particular emphasis on impaired, non-accruing, past due, and other loans that management believes require special attention. The determination of the allowance for loan losses is considered a critical accounting policy of the Company. See "Critical Accounting Policies."

When reviewing the allowance for loan losses, it is important to understand to whom the Company lends. At September 30, 2005, the loan portfolio is comprised of 82.20% real estate loans. Commercial, financial and agricultural loans comprise 11.42%, and consumer loans comprise 6.36% of the portfolio.

While the Company has 82.20% of its loan portfolio secured by real estate loans, this percentage is not significantly higher than in previous years. Commercial real estate comprises 30.12% of the loan portfolio and is primarily owner occupied properties where the operations of the commercial entity provide the necessary cash flow to service the debt. For this portion of real estate loans, repayment is not dependent upon liquidation of the real estate. Construction and development (29.42%) has been an increasingly important portion of the real estate loan portfolio. The Company carefully monitors the loans in this category since the repayment of these loans is generally dependent upon the liquidation of the real estate and is impacted by national and local economic conditions. The residential category, 20.61% of the portfolio, represents those loans that the Company chooses to maintain in its portfolio rather than selling into the secondary market for marketing and competitive reasons and commercial loans secured by residential real estate. The residential held for sale category, 2.05% of the portfolio, comprises loans that are in the process of being sold into the secondary market. In these loans, the credit has been approved by the investor and the interest rate locked so that the Company minimizes credit and interest rate risk with respect to these loans.

The Company has no large loan concentrations to individual borrowers or industries. Unsecured loans at September 30, 2005 were $10.8 million. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management's analysis of potential risk in the loan portfolio. Loans determined to be uncollectible are charged to the allowance for loan losses and subsequent recoveries are added to the allowance. A provision for losses in the amount of $589,000 was charged to expense for the quarter ended September 30, 2005 compared to $493,000 for the quarter ended September 30, 2004, and $1.6 million for the nine months ended September 30, 2005 compared to $1.0 million for the nine months ended September 30, 2004. The higher provision for the three and nine months ended September 30, 2005 as compared to the three and nine months ended September 30, 2004 is due to increases in outstanding loan balances, the level of Classified and Watch-rated debt, and specific reserves.

At September 30, 2005 the ratio of allowance for loan losses to total loans was 1.62% compared to 1.60% at December 31, 2004 and 1.61% at September 30, 2004. Management considers the current allowance for loan losses appropriate based upon its analysis of the potential risk in the portfolio, although there can be no assurance that the assumptions underlying such analysis will continue to be correct.

Liquidity  and  Capital  Resources
----------------------------------

The Company's liquidity remains adequate to meet operating and loan funding requirements. The loan to deposit ratio at September 30, 2005 was 87.0% compared to 88.8% at December 31, 2004 and 86.6% at September 30, 2004. The decrease in the loan to deposit ratio from December 31, 2004 to September 30, 2005 reflects deposit growth at a higher rate than loan growth during the first nine months of 2005. The increase in the loan to deposit ratio from September 30, 2004 to December 31, 2004 reflects significant loan growth during that time period. Deposits at September 30, 2005 and December 31, 2004 include $30.6 million and $34.9 million of brokered certificates of deposit, respectively. The Company has also utilized borrowings from the Federal Home Loan Bank. The Company maintains a line of credit with the Federal Home Loan Bank approximating 10% of the Bank's total assets. Federal Home Loan Bank advances are collateralized by eligible first mortgage loans, and commercial real estate loans. These borrowings totaled $52.0 million at September 30, 2005. The Company maintains repurchase lines of credit with SunTrust Robinson Humphrey, Atlanta, Georgia, for advances up to $20.0 million and with The Bankers Bank, Atlanta, Georgia, for advances up to $10.0 million of which no amounts were outstanding in either case at September 30, 2005. The Company has a federal funds purchased accommodation with The Bankers Bank, Atlanta, Georgia, for advances up to $16.7 million and with SunTrust Bank, Atlanta, Georgia for advances up to $10.0 million. Additionally, liquidity needs can be satisfied by the structuring of the maturities of investment securities and the pricing and maturities on loans and deposits offered to customers. The Company also uses retail securities sold under repurchase agreements to fund growth. Securities sold under repurchase agreements were $58.2 million at September 30, 2005.

Shareholders' equity to total assets was 7.66% at September 30, 2005 compared to 8.35% at December 31, 2004 and 7.95% at September 30, 2004. The capital of the Company and the Bank exceeded all required regulatory guidelines at September 30, 2005. The Company's Tier 1 risk-based, total risk-based and leverage capital ratios were 9.80%, 11.05%, and 7.90%, respectively, at September 30, 2005. Table 6 which follows reflects the current regulatory capital levels in more detail, including comparisons to the regulatory minimums.

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

Unfunded commitments to extend credit where contract amounts represent potential credit risk totaled $198.8 million at September 30, 2005. These commitments are primarily at variable interest rates.

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

Table 4 - Commitments and     Due in    Due in    Due in    Due in    Due in
Contractual Obligations       1 Year   2 Years   3 Years   4 Years   5 Years
---------------------------  --------  --------  --------  --------  --------
Lines of credit              $198,799         -         -         -         -
Lease agreements                   82        73         5         -         -
Deposits                      293,818   105,268    97,969    40,146    42,588
Securities sold under
  repurchase agreements        58,167         -         -         -         -
FHLB advances                   5,000         -         -         -    28,000
Other borrowings                1,000         -         -         -         -
                             --------  --------  --------  --------  --------
  Total commitments and
    contractual obligations  $556,866  $105,341  $ 97,974  $ 40,146  $ 70,588
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


TABLE 5
-------

                          SELECTED FINANCIAL DATA
                          (Dollars in Thousands)

                                   Nine Months Ended September 30,
                              -------------------------------------
PROFITABILITY                       2005                2004
-------------                 -----------------  ------------------
Return on average assets *                1.24%               1.30%

Return on average equity *               15.60%              15.61%

ALLOWANCE FOR LOAN LOSSES
-------------------------

Beginning balance, January 1  $          7,930   $           7,278
Provision charged to expense             1,576               1,013
Recoveries                                 714                 543
Loans charged off                       (1,126)             (1,248)
                              -----------------  ------------------
Ending balance, September 30  $          9,094   $           7,586
                              =================  ==================

NON-PERFORMING ASSETS        September 30, 2005   December 31, 2004   September 30, 2004
---------------------
Non-accrual loans            $             4,513  $            2,972  $             2,623
Other real estate owned                        0                  53                   58
                             -------------------  ------------------  -------------------
Total non-performing assets  $             4,513  $            3,025  $             2,681
                             ===================  ==================  ===================


LOANS PAST DUE 90 DAYS OR
MORE AND STILL ACCRUING      $                 0  $               29  $                 8
                             ===================  ==================  ===================


* Annualized

TABLE 6
-------

                                     Regulatory Capital Requirements
                                           September 30, 2005
                                         (Dollars in Thousands)

                                                         Required for capital
                                       Actual              adequacy purposes             Excess
                                Amount       Percent      Amount      Percent      Amount      Percent
                              ------------------------  -----------------------  -----------------------
Southeastern Bank Financial
Corporation

Risk-based capital:
  Tier 1 capital              $    63,520        9.80%      25,933        4.00%      37,587        5.80%
  Total capital                    71,636       11.05%      51,867        8.00%      19,769        3.05%
Tier 1 leverage ratio              63,520        7.90%      32,157        4.00%      31,363        3.90%


Georgia Bank & Trust Company

Risk-based capital:
  Tier 1 capital              $    60,237        9.31%      25,870        4.00%      34,367        5.31%
  Total capital                    68,334       10.57%      51,741        8.00%      16,593        2.57%
Tier 1 leverage ratio              60,237        7.51%      32,095        4.00%      28,142        3.51%

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2005, there were no substantial changes in the interest rate sensitivity analysis or the sensitivity of market value of portfolio equity for various changes in interest rates calculated as of December 31, 2004. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company's audited consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2004 included in the Company's 2004 Annual Report on Form 10-K.

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

Item  2.  Unregistered  Sales  of  Equity  Securities  and  Use  of  Proceeds

          Issuer  Purchases  of  Equity  Securities

          On April 15, 2004, the Company announced the commencement of a stock repurchase program, pursuant to which it will, from time to time, repurchase up to 100,000 shares of its outstanding stock. The program does not have a stated expiration date. No stock repurchase programs were terminated during the third quarter of 2005. There were no shares repurchased under an existing stock repurchase plan or otherwise during the third quarter of 2005.

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

                                       SOUTHEASTERN BANK FINANCIAL CORPORATION



Date: November 3, 2005                 By:   /s/ Ronald L. Thigpen
      ----------------                    --------------------------------------
                                             Ronald L. Thigpen
                                             Executive Vice President, Chief
                                             Operating Officer (Duly Authorized
                                             Officer of Registrant and Principal
                                             Financial Officer)