Form 10-K
period 2005-12-31
Southeastern Bank Financial CORP
filed 2006-03-16
CIK 880116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-24172

SOUTHEASTERN BANK FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

GEORGIA	58-2005097
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3530 Wheeler Road Augusta, Georgia	30909
(Address of principal executive offices)	(Zip Code)

(706) 738-6990

(Registrant’s telephone number, including area code)

None

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $3.00 par value per share	OTCBB

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities

Act.     Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

                                Large accelerated filer  ☐                                 Accelerated filer  ☒                                 Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange

Act).     Yes  ☐     No  ☒

As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $93,651,674 based on the closing sale price of $34.00 per share as reported on the Over the Counter Bulletin Board.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 3, 2006
Common Stock, $3 par value per share	5,275,794 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Annual Report to Shareholders for the Fiscal Year Ended December 31, 2005	Part II
Proxy Statement for the Annual Meeting of Shareholders to be held April 19, 2006	Part III

Item 1. Description of Business

General

Southeastern Bank Financial Corporation (the “Company”) is a Georgia corporation that is a bank holding company registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “BHCA”). The Company had total consolidated assets of $864.3 million, total deposits of $663.7 million and total stockholders’ equity of $63.6 million at December 31, 2005. Through its wholly-owned subsidiary, Georgia Bank & Trust Company of Augusta (the “Bank”), the Company operates a total of nine banking offices in the greater Augusta area in Richmond and Columbia Counties, Georgia and in Athens, Georgia. The Bank also has mortgage operations in Augusta, Georgia, and Savannah, Georgia. The Company opened a banking office in Athens, Georgia, in December 2005 and is in the process of organizing a federally chartered thrift in Aiken, South Carolina.

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

History

The Bank was organized by a group of local citizens from Richmond and Columbia Counties and commenced business from the main office location at 3530 Wheeler Road in Augusta on August 28, 1989. The Bank opened its first Augusta branch at 3111 Peach Orchard Road in December 1991 and its second Augusta branch at 1530 Walton Way in December 1992. The Bank became a subsidiary of the Company in February 1992 as a result of its holding company reorganization. The Company acquired FCS Financial Corporation and First Columbia Bank (“First Columbia”) on December 31, 1992. This allowed the Company to expand into neighboring Columbia County. In July 1993, First Columbia merged into the Bank, and the Bank now operates the former main office of First Columbia at 4105 Columbia Road, Martinez, Georgia as a branch. The Bank opened a second branch in Columbia County in November 1994 that is located in Evans, Georgia. In October 1995, the Bank opened its sixth banking office at 3133 Washington Road. The Bank opened a full service branch in May 2001 in Martinez, Georgia, the third Columbia County branch. In September 2004, the Bank opened its eighth banking office located in the Cotton Exchange historic building in downtown Augusta, Georgia. In December 2005, the Bank opened its ninth banking office and first full service branch outside of the Augusta market in Athens, Georgia.

Management Team

The Bank was founded with an experienced management team, and that team has continued to expand with the growth of the Bank. The Bank’s President and Chief Executive Officer, R. Daniel

Blanton, was involved in the organization of the Bank in 1988 and previously served with a predecessor to First Union National Bank, Georgia State Bank, for over thirteen years. With the acquisition of First Columbia, the Bank obtained its Executive Vice President and Chief Operating Officer, Ronald L. Thigpen, who had served as Chief Executive Officer of First Columbia since 1991, and before that served in various capacities with First Union National Bank and its predecessors. J. Pierce Blanchard, Jr., Executive Vice President-Business Development, joined the team in 1994. He previously served for six years as President of Citizens Bank & Trust Company in Evans, Georgia, and had prior experience with First Union National Bank and its predecessors. The Bank’s senior loan officer and Group Vice President, Tom C. McLaughlin, has been associated with the Bank for fourteen years, and worked previously with Mr. Blanton at Georgia State Bank. Regina W. Mobley, Group Vice President, Bank Operations, has been with the Bank since the acquisition of First Columbia Bank. With over 28 years of bank operations experience, she previously served First Columbia Bank and C & S National Bank, as predecessor of Bank of America. The Bank’s senior credit officer and Group Vice President, James R. Riordan, Jr., joined the team in 2002. For the prior ten years, he served in various capacities with SunTrust Bank, Augusta, N. A., most recently as senior lending officer. He has 19 years of bank lending and credit administration experience. Jay Forrester, Group Vice President, Retail Banking, has been associated with the Bank since 1995. He previously served as Vice President, Commercial Lending for C & S National Bank and NationsBank, predecessors of Bank of America. In September 2004, Robert C. Osborne, Jr., joined the Bank as Executive Vice President and head of Wealth Management. For the prior twenty-eight years, he was associated with Wachovia Corporation in Atlanta and Augusta, most recently as head of their Wealth Management unit in Augusta. Darrell Rains, Group Vice President and Chief Financial Officer, joined the bank in October 2005. He has over 25 years of financial experience, including service at Regions Bank as Regional Financial Officer for the Mid-Atlantic Region and at Palmetto Federal, a predecessor to Regions Bank in Aiken, S.C., as Chief Financial Officer.

Market Area

The Bank’s primary market area includes Richmond and Columbia Counties and is centered in West Augusta. This area represents a significant portion of the Augusta-Richmond County, GA-SC metropolitan area. Augusta-Richmond County, GA-SC is one of 15 metropolitan statistical areas (MSA) in Georgia and its 2004 population of 341,560 ranked 2nd in Georgia. The Augusta market area has a diversified economy based principally on government, transportation, public utilities, health care, manufacturing, construction, and wholesale and retail trade. Augusta is one of the leading medical centers in the Southeast. Significant medical facilities include the Medical College of Georgia, the University Hospital, Veteran’s Administration Hospital, Dwight D. Eisenhower Hospital, Gracewood State School and Hospital, Doctors’ Hospital and St. Joseph’s Hospital. Other major employers in the Augusta market area include the Fort Gordon military installation, E-Z Go (golf car manufacturer), International Paper Company (bleached paper board manufacturer), Thermal Ceramics (insulating material manufacturer), President Baking Company (cookie manufacturer), John Deere (tractor manufacturer) and Club Car (golf car manufacturer). The area is served by Interstate 20, which connects it to Atlanta, 140 miles to the west and Columbia, South Carolina, 70 miles to the east. Augusta is also served by a major commercial airport (Bush Field) and a commuter airport (Daniel Field). The average unemployment rate for the Augusta-Richmond County MSA was 5.2% in 2004. Between June 2004 and June 2005 (the latest date for which FDIC information is available), total commercial bank and thrift deposits in Richmond County increased 4.3% from $2.3 billion to $2.4 billion, and total commercial bank and thrift deposits in Columbia County increased 10.0% from $909.0 million to $1.0 billion. Based on data reported as of June 30, 2005, the Bank has 16.43% of all deposits in Richmond County and 21.13% in Columbia County. In both Richmond and Columbia Counties, the Bank has 17.84% of all deposits and is the second largest depository institution. The demographic information as presented above is based upon information and estimates provided by the U.S. Census Bureau, U.S. Department of Labor and the Federal Deposit Insurance Corporation.

The Bank entered the Athens, GA market in December 2005. The 2004 population for the Athens – Clarke County, GA MSA was 173,760, ranked 6th in the state of Georgia. The Athens market area has a diversified economy based primarily on government, retail services, tourism, manufacturing, other services, and health care, with the largest share of government jobs in the state. Major employers in the Athens area include the University of Georgia, Athens Regional Medical Center, Pilgrim’s Pride (poultry processing plant), St. Mary’s Hospital, Clarke County School District, and the Athens-Clarke County Unified Government. Athens is located 70 miles northeast of Atlanta and 120 miles northwest of Augusta. The average unemployment rate for the Athens – Clarke County MSA was 3.4% in 2004. Total commercial bank and thrift deposits in Clarke County increased 1.3% from $1.5 billion to $1.7 billion between June 2004 and June 2005. The demographic information presented above is based upon information and estimates provided by the U.S. Census Bureau, U.S. Department of Labor, the Federal Deposit Insurance Corporation and the Athens Chamber of Commerce.

In July 2005, the Company announced its intention to enter the Aiken County, South Carolina market by chartering a federal thrift bank to be regulated by the Office of Thrift Supervision (“the OTS”). Aiken County, South Carolina is part of the MSA the Company operates in. Management believes an opportunity exists in the market for the local community style banking that the Bank has successfully employed in the Augusta area. The Company filed the charter application with the OTS and the FDIC on December 13, 2005. Based on the normal regulation process, it expects to open the thrift known as Southern Bank & Trust Company during the third quarter of 2006.

Lending Activities

The Bank offers a wide range of lending services, including real estate, commercial and consumer loans, to individuals, small to medium-sized businesses and professionals that are located in, or conduct a substantial portion of their business in, the Bank’s market area. The Bank’s total loans at December 31, 2005, were $601.2 million, or 74.2% of total interest-earning assets. An analysis of the composition of the Bank’s loan portfolio is set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Composition of the Loan Portfolio.”

Real Estate Loans. Loans secured by real estate are the primary component of the Bank’s loan portfolio, constituting $502.6 million, or 83.6% of the Bank’s total loans, at December 31, 2005. These loans consist of commercial real estate loans, construction and development loans, residential real estate loans, and home equity loans.

Commercial Real Estate Loans. At December 31, 2005, the Bank held $171.7 million of commercial real estate loans of various sizes secured by office buildings, retail establishments, and other types of property. These commercial real estate loans represented 28.6% of the Bank’s total loans at December 31, 2005. Loan terms are generally limited to five years and often do not exceed three years, although the installment payments may be structured on a 20-year amortization basis with a balloon payment at maturity. Interest rates may be fixed or adjustable. The Bank generally charges an origination fee. Management attempts to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 80%. In addition, the Bank requires personal guarantees from the principal owners of the property supported with an analysis by the Bank of the guarantors’ personal financial statements in connection with a substantial majority of such loans. The Bank experienced $20,000 in net charge-offs on commercial real estate loans during 2005. A number of the loans classified as commercial real estate loans are, in fact, commercial loans for which a security interest in real estate has been taken as additional collateral. These loans are subject to underwriting as commercial loans as described below.

Construction and Development Loans. Construction and development real estate loans comprise $184.8 million, or 30.7% of the Bank’s total loans at December 31, 2005. A construction and development loan portfolio presents special problems and risks, requiring additional administration and monitoring. This is necessary since most loans are originated as lines of credit and draws under the line require specific activities which add value to the asset, such as progress on the completion of a building or the placement of utilities and roads in a development. This requires specialized knowledge on the part of our personnel to appraise and evaluate that progress, hence the higher level of administration and monitoring. The level of construction and development loans are representative of the character of the Bank’s market. The Bank subjects this type of loan to underwriting criteria that include: certified appraisal and valuation of collateral; loan-to-value margins (typically not exceeding 75%); cash equity requirements; evaluations of borrowers’ cash flows and alternative sources of repayment; and a determination that the market is able to absorb the project on schedule.

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

Infrastructure development loans are generally made with an initial maturity of one year, although the Bank may renew the loan for up to two additional one-year terms to allow the developer to complete the sale of the lots comprising the property before requiring the payment of the related loan. These loans typically bear interest at a floating rate and the Bank typically charges an origination fee. These loans are repaid, interest only, on a monthly or quarterly basis until sales of lots begin, and then principal payments are made as each lot is sold at a rate allowing the Bank to be repaid in full by the time 75% of the lots have been sold. In order to reduce the credit risk associated with these loans, the Bank requires the project’s loan to value ratio (on an as completed basis) to be not more than 70%. The Bank experienced $75,000 in net loan charge-offs on construction loans during 2005.

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

Residential Loans. The Bank originates, on a selective basis, residential loans for its portfolio on single-and multi-family properties, both owner-occupied and non-owner-occupied. At December 31, 2005, the Bank held $124.0 million of such loans, including home equity loans, representing 20.6% of the Bank’s loan portfolio, as compared to $96.1 million, or 19.5% of the Bank’s loan portfolio at December 31, 2004. There has been little growth in Residential Loans as a percentage of total loans as most mortgage loans are sold in the secondary market. This portfolio includes, typically 15 or 30-year adjustable rate mortgage loans whose terms mirror those prevalent in the secondary market for mortgage loans or, less typically, floating rate non-amortized term loans for purposes other than acquisition of the underlying residential property. A limited number of fixed rate loans are maintained in the portfolio when there are compelling market reasons to do so. Generally, all fixed rate residential loans are sold into the secondary market. In the case of home equity loans and lines of credit, the underwriting criteria are the same as applied by the Bank when making a first mortgage loan, as described above. Home equity lines of credit typically mature ten years after their origination. The Bank experienced net loan charge-offs on residential loans of $23,000 during 2005.

The Bank also originates residential loans for sale into the secondary market, an activity that began with the acquisition of First Columbia. Residential real estate lending for the purpose of sale of such loans was further expanded with the acquisition of Georgia Union Mortgage Company in May of 1997. The Bank further expanded its secondary market mortgage operations in June 2000 with the addition of experienced mortgage staff. The Bank moved its mortgage department from the Martinez Branch to its facilities located in the Operations Complex at 3515 Wheeler Road to accommodate this expansion. In September of 2000, the Bank acquired the mortgage origination offices of Prime Lending in Savannah, Georgia. In April of 2001, the Bank acquired the mortgage origination office of Prime Lending in Nashville, Tennessee, and subsequently closed the office in December 2004 since it was no longer profitable. The addition of experienced mortgage personnel well known to our management staff provides an opportunity to participate in the dynamic Savannah market. The Bank originates both fixed and variable rate residential mortgage loans for sale with servicing released. Loans originated for sale into the secondary market are approved for purchase by an investor prior to closing and the Bank takes no credit or interest rate risk with respect to these loans. The Bank generates loan origination fees, typically ranging from 1.0% to 1.5% of the loan balance, and servicing release fees, generally ranging from 0.25% to 0.75% of the loan balance, both of which are recognized as income when the loan is sold. The Bank limits interest rate and credit risk on these loans by locking the interest rate for each loan with the secondary investor and receiving the investor’s underwriting approval prior to originating the loan. The Bank had $22.1 million of such loans at December 31, 2005, representing 3.7% of the Bank’s total loans.

Commercial Loans. The Bank makes loans for commercial purposes to various types of businesses. At December 31, 2005, the Bank held $64.4 million of these loans, representing 10.7% of the total loan portfolio, excluding for these purposes commercial loans secured by real estate. See “Real Estate Loans.” Equipment loans are made for a term of up to five years (more typically three years) at fixed or variable rates, with the loan being fully amortized over the term and secured by the financed equipment with a loan-to-value ratio based on the overall relationship and creditworthiness of the customer. Working capital loans are made for a term typically not exceeding one year. These loans are usually secured by accounts receivable or inventory, and principal is either repaid as the assets securing the loan are converted into cash, or principal is due at maturity. The Bank experienced net loan charge-offs on commercial loans of $386,000 during 2005 and $283,000 during 2004.

Consumer Loans. The Bank makes a variety of loans to individuals for personal and household purposes, including secured and unsecured installment and term loans, and revolving lines of credit such as overdraft protection. At December 31, 2005, the Bank held $34.8 million of consumer loans, representing 5.8% of total loans. These loans typically carry balances of less than $25,000 and earn interest at a fixed rate. Non-revolving loans are either amortized over a period not exceeding 60 months or are ninety-day term loans. Revolving loans require monthly payments of interest and a portion of the principal balance (typically 2 to 3% of the outstanding balance). The Bank entered the indirect lending business in 1997 and currently purchases sales finance contracts from dealers for new and used automobiles and home improvements. At December 31, 2005, indirect loans outstanding totaled $9.8 million. The Bank experienced net loan charge-offs on consumer loans of $143,000 during 2005 and $595,000 during 2004.

Loan Approval and Review. The Bank’s loan approval policies provide for various levels of officer lending authority. When the aggregate amount of outstanding loans to a single borrower exceeds that individual officer’s lending authority, the loan request must be considered and approved by an officer with a higher lending limit or by the Directors’ Loan Committee. Individual officers’ lending limits range from $15,000 to $750,000 depending on seniority and the type of loan. Any loan in excess of the lending limit of senior bank officers must be approved by the Directors’ Loan Committee.

The Bank has a loan review procedure involving multiple officers of the Bank which is designed to promote early identification of credit quality problems. All loan officers are charged with the responsibility of rating all their loans and reviewing those loans on a periodic basis, the frequency of which increases as the quality of the loans decreases. The Bank’s Senior Vice President of Credit Administration is charged with the responsibility of ensuring that all significant lending relationships are reviewed annually. The Bank’s current goal is to review lending relationships in excess of $400,000. In addition, the Credit Administration Department is involved in the analysis of all loans that require Directors Loan Committee approval.

Deposits

The Bank offers a variety of deposit programs to individuals and to small to medium-sized businesses and other organizations at interest rates generally consistent with local market conditions. The following table sets forth the mix of depository accounts at the Bank as a percentage of total deposits at December 31, 2005.

Deposit Mix

Noninterest-bearing demand	$97,083,931	14.51%
Interest checking	100,692,388	14.44%
Money management	37,719,408	4.52%
Savings	265,131,754	40.51%
Time deposits
Under $100,000	41,017,555	6.83%
$100,000 and over	122,009,813	19.19%

	$663,654,849	100.00%

The Bank accepts deposits at its main office and eight branch banking offices. Each of the banking offices except the Athens, Georgia, office maintains an automated teller machine. The Bank is a member of Mastercard’s Maestro and Cirrus networks as well as the “STAR” network of automated teller machines, which permits Bank customers to perform certain transactions in many cities throughout Georgia and other regions. The Bank controls deposit volumes primarily through the pricing of deposits and to a certain extent through promotional activities such as “free checking”. The Bank also utilizes other sources of funding, specifically repurchase agreements and Federal Home Loan Bank borrowings and brokered certificates of deposit. Deposit rates are set weekly by executive management of the Bank. Management believes that the rates it offers are competitive with, or in some cases, slightly above those offered by other institutions in the Bank’s market area. The Bank does not actively solicit deposits outside of its market area.

Competition

The banking business generally is highly competitive, and sources of competition are varied. The Bank competes as a financial intermediary with other commercial banks, savings and loan associations, credit unions, mortgage banking companies, consumer finance companies, securities brokerages, insurance companies, and money market mutual funds operating in Richmond, Columbia and Clarke Counties and elsewhere. In addition, customers conduct banking activities without regard to geographic barriers through computer-based banking and similar services.

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

Employees

The Company had approximately 270 full-time equivalent employees at December 31, 2005. The Company maintains training, educational and affirmative action programs designed to prepare employees for positions of increasing responsibility in both management and operations, and provides a variety of benefit programs, including group life, health, accident and other insurance and retirement plans. None of the Company’s employees are covered by a collective bargaining agreement, and the Company believes its employee relations are generally good.

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

Under the Federal Deposit Insurance Act, states may “opt-in” and allow out-of-state banks to branch into their state by establishing a new start-up branch in the state. Currently, Georgia has not opted-in to this provision. Therefore, interstate merger is the only method through which a bank located outside of Georgia may branch into Georgia. This provides a limited barrier of entry into the Georgia banking market, which protects us from an important segment of potential competition. However, because Georgia has elected not to opt-in, our ability to establish a new start-up branch in another state may be limited. Many states that have elected to opt-in have done so on a reciprocal basis, meaning that an out-of-state bank may establish a new start-up branch only if their home state has also elected to opt-in. Consequently, until Georgia changes its election, the only way we will be able to branch into states that have elected to opt-in on a reciprocal basis will be through interstate merger. To circumvent this limitation, the Company is entering the South Carolina market by chartering a thrift.

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of the other categories. At December 31, 2005, the Bank qualified for the well-capitalized category.

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

FDIC Insurance Assessments. The FDIC has adopted a risk-based assessment system for insured depository institutions’ that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution’s primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.32 basis points of assessable deposits for the first quarter of 2006.

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

The Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as the:

•	federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies, as amended by the Fair and Accurate Credit Transactions Act, which became effective in 2004;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Soldiers’ and Sailors’ Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and

•	rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual preferred stock, and notes payable to unconsolidated special purpose entities that issue trust preferred securities, net of investment in the entity, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. In December 2005, the Company issued $10.0 million of unsecured subordinated debentures to Southeastern Bank Financial Statutory Trust I which qualify as Tier 1 Capital. The Company’s ratio of total capital to risk-weighted assets was 12.35% and the ratio of Tier 1 Capital to risk-weighted assets was 11.10% at December 31, 2005.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2005, our leverage ratio was 9.01%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

The Bank declared cash dividends payable to the Company of $3.5 million in 2005, $2.0 million in 2004, and $2.0 million in 2003. The Company declared cash dividends of $0.13 per share each quarter in 2005 which totaled $2,733,427 and in 2004 which totaled $2,729,118. The Company paid a 10% stock dividend on August 29, 2003 and a 2:1 stock split on November 21, 2003.

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

Item 1A. Risk Factors

An investment in our common stock involves risks. If any of the following risks or other risks, which have not been identified or which we may believe are immaterial or unlikely, actually occur, our business, financial condition and results of operations could be harmed. In such a case, the trading price of our common stock could decline, and investors could lose all or part of their investment. The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

Our profitability is vulnerable to interest rate fluctuations.

Our profitability depends substantially upon our net interest income. Net interest income is the difference between the interest earned on assets, such as loans and investment securities, and the interest paid for liabilities, such as savings and time deposits and out-of-market certificates of deposit. Market interest rates for loans, investments and deposits are highly sensitive to many factors beyond our control. Recently, interest rate spreads have generally narrowed due to changing market conditions, policies of various government and regulatory authorities and competitive pricing pressures, and we cannot predict whether these rate spreads will narrow even further. This narrowing of interest rate spreads could adversely affect our financial condition and results of operations. In addition, we cannot predict whether interest rates will continue to remain at present levels. Changes in interest rates may cause significant changes, up or down, in our net interest income. Depending on our portfolio of loans and investments, our results of operations may be adversely affected by changes in interest rates.

If the value of real estate in our core market were to decline materially, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on our business, financial condition and results of operations.

At December 31, 2005, approximately 83.6% of our loans had real estate as a primary component of collateral. This collateral provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be materially adversely affected, given the relatively high percentage of our loans that are secured by real estate.

A significant portion of our real estate collateral is located in Richmond, Columbia and Clarke Counties in the State of Georgia. A decline in local economic conditions in these areas could adversely affect the value of our real estate collateral, which could have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are diversified across a broader geographic area.

An economic downturn, especially one affecting our market areas, could adversely affect our financial condition, results of operations or cash flows.

Our success depends upon the growth in population, income levels, deposits and housing starts in our primary market areas which principally include Richmond, Columbia and Clarke Counties in the State of Georgia. If the communities in which we operate do not grow, or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed. Unpredictable economic conditions may have an adverse effect on the quality of our loan portfolio and our financial performance. Economic recession over a prolonged period or other economic problems in our market areas could have a material adverse impact on the quality of the loan portfolio and the demand for our products and services. Future adverse changes in the economies in our market areas may have a material adverse effect on our financial condition, results of operations or cash flows. Further, the banking industry in Georgia is affected by general economic conditions such as inflation, recession, unemployment and other factors beyond our control. As a community bank, we are less able to spread the risk of unfavorable local economic conditions than larger or more regional banks. Moreover, we cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our primary market areas even if they do occur.

As a community bank, we have different lending risks than larger banks.

We provide services to our local communities. Our ability to diversify our economic risks is limited by our own local markets and economies. We lend primarily to small to medium-sized businesses, and, to a lesser extent, individuals which may expose us to greater lending risks than those of banks lending to larger, better-capitalized businesses with longer operating histories.

We manage our credit exposure through careful monitoring of loan applicants and loan concentrations in particular industries, and through loan approval and review procedures. We have established an evaluation process designed to determine the adequacy of our allowance for loan losses. While this evaluation process uses historical and other objective information, the classification of loans and the establishment of loan losses is an estimate based on experience, judgment and expectations regarding our borrowers, the economies in which we and our borrowers operate, as well as the judgment of our regulators. Our loan loss reserves may not be sufficient to absorb future loan losses or prevent a material adverse effect on our business, financial condition, or results of operations.

We could suffer loan losses from a decline in credit quality.

We could sustain losses if borrowers, guarantors and related parties fail to perform in accordance with the terms of their loans. We have adopted underwriting and credit monitoring procedures and policies, including the establishment and review of the allowance for credit losses that we believe are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying our credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could materially adversely affect our results of operations.

Our business strategy includes the continuation of growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

We plan to expand our business into Aiken, South Carolina and intend to continue pursuing a growth strategy for our business. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in growth stages of development, such as recruiting and retaining qualified personnel, becoming familiar with new geographic markets and financing the expansion. Our ability to grow successfully will depend on these and other factors, including the continued availability of desirable business opportunities and the competitive responses from other financial institutions in our market areas. If we are unable to address these factors or otherwise manage our growth effectively, our expansion efforts could have a material adverse effect on our business, financial condition, results of operations, or future prospects, and could adversely affect our ability to successfully implement our business strategy. Also, if our growth occurs more slowly than anticipated or declines, our results of operations could be materially adversely affected.

Additional growth may require us to raise additional capital in the future, but that capital may not be available when it is needed, which could adversely affect our financial condition and results of operations.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate that our current capital resources will satisfy our capital requirements for the foreseeable future, although we plan to undertake a private placement of our common stock and may issue additional trust preferred securities in order to raise the additional capital necessary to finance our planned expansion into the Aiken, South Carolina market. We may thereafter need to raise additional capital to support our continued growth.

Our ability to raise additional capital in the specific cases described above and under other circumstances will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations could be materially impaired.

Changes in monetary policies may have an adverse effect on our business, financial condition and results of operations.

Our financial condition and results of operations are affected by credit policies of monetary authorities, particularly the Federal Reserve Board. Actions by monetary and fiscal authorities, including the Federal Reserve Board, could have an adverse effect on our deposit levels, loan demand or business and earnings.

Our recent results may not be indicative of our future results, and may not provide guidance to assess the risk of an investment in our common stock.

We may not be able to sustain our historical rate of growth or may not even be able to grow our business at all. In addition, our recent and rapid growth may distort some of our historical financial ratios and statistics. In the future, we may not have the benefit of several recently favorable factors, such as a generally increasing interest rate environment, a strong residential mortgage market or the ability to find suitable expansion opportunities. Various factors, such as economic conditions, regulatory and legislative considerations and competition, may also impede or prohibit our ability to expand our market presence. If we experience a significant decrease in our historical rate of growth, our results of operations and financial condition may be adversely affected due to a high percentage of our operating costs being fixed expenses.

Our ability to pay dividends is limited and we may be unable to pay future dividends. As a result, capital appreciation, if any, of our common stock may be your sole opportunity for gains on your investment for the foreseeable future.

We make no assurances that we will pay any dividends in the future. Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, regulatory restrictions and other factors that our Board of Directors may deem relevant. The holders of our common stock are entitled to receive dividends when, and if declared by our Board of Directors out of funds legally available for that purpose. As part of our consideration to pay cash dividends, we intend to retain adequate funds from future earnings to support the development and growth of our business. In addition, our ability to pay dividends is restricted by federal policies and regulations. It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of net income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. Further, our principal source of funds to pay dividends is cash dividends that we receive from the Bank.

Our directors and executive officers own a significant portion of our common stock and can influence shareholder decisions.

Our directors, executive officers and relatives of directors, as a group, beneficially owned approximately 56.8% of our fully diluted outstanding common stock as of December 31, 2005. As a result of their ownership, the directors and executive officers will have the ability, if they voted their shares in concert, to control the outcome of all matters submitted to our shareholders for approval, including the election of directors.

We are subject to extensive regulation that could limit or restrict our activities and impose financial requirements or limitations on the conduct of our business, which limitations or restrictions could adversely affect our profitability.

As a bank holding company, we are primarily regulated by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). Our subsidiary bank is primarily regulated by the Federal Deposit Insurance Corporation (the “FDIC”) and the Georgia Department of Banking and Finance. Our compliance with Federal Reserve Board, FDIC and Department of Banking and Finance regulations is costly and may limit our growth and restrict certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. We are also subject to capital requirements of our regulators.

The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably.

Holders of our subordinated debentures have rights that are senior to those of our common shareholders.

We have supported our continued growth by issuing trust preferred securities from a special purpose trust and accompanying subordinated debentures. At December 31, 2005, we had outstanding trust preferred securities totaling $10 million and may issue additional trust preferred securities in the future. We unconditionally guarantee the payment of principal and interest on the trust preferred securities. Also, the debentures we issued to the special purpose trust that relate to those trust preferred securities are senior to our common stock. As a result, we must make payments on the subordinated debentures before we can pay any dividends on our common stock. In the event of our bankruptcy, dissolution or liquidation, holders of our subordinated debentures must be satisfied before any distributions can be made on our common stock. We have the right to defer distributions on our subordinated debentures (and related trust preferred securities) for up to five years, but during that time we would not be able to pay dividends on our common stock.

Environmental liability associated with lending activities could result in losses.

In the course of our business, we may foreclose on and take title to properties securing our loans. If hazardous substances are discovered on any of these properties, we may be liable to governmental entities or third parties for the costs of remediation of the hazard, as well as for personal injury and property damage. Many environmental laws can impose liability regardless of whether we knew of, or were responsible for, the contamination. In addition, if we arrange for the disposal of hazardous or toxic substances at another site, we may be liable for the costs of cleaning up and removing those substances from the site, even if we neither own nor operate the disposal site. Environmental laws may require us to incur substantial expenses and may materially limit the use of properties that we acquire through foreclosure, reduce their value or limit our ability to sell them in the event of a default on the loans they secure. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability.

Item 1B. Unresolved Staff Comments

None

Item 2. Description of Property

The Company currently operates a main office, eight branches and an operations center housed in a series of buildings adjacent to the main office. The principal administrative offices of the Company are located at 3530 Wheeler Road, Augusta, Georgia. Locations in metro Augusta include the main office, four branch offices in Augusta, Georgia, two branches in Martinez, Georgia, and one branch in Evans, Georgia. There is one branch located in Athens, Georgia. All banking offices are owned by the Company and are not subject to mortgage.

Each banking office in metro Augusta is a brick building with a teller line, customer service area, offices for the Bank’s lenders, drive-in teller lanes, a vault with safe deposit boxes, and a walk-up or drive-up automated teller machine. The banking offices are generally 3,000 to 5,000 square foot buildings. Exceptions are the main office with approximately 14,000 square feet, the Washington Road branch with 1,800 square feet, and the newly renovated Cotton Exchange branch with 7,500 square feet of space. The Cotton Exchange which is listed in the National Register of Historic Places and located in downtown Augusta, Georgia was acquired in August 2003. It was fully renovated while preserving the old artifacts and historical setting and opened as a full-service banking office in September 2004. The Washington Road branch, previously converted to a drive through only facility, was subsequently reopened in February 2005 as a full-service banking office. In December 2005, the first branch located outside of metro Augusta was opened in Athens, Georgia. This 4,000 square foot banking office is located on the border of the Athens historic district and includes a teller line, customer service area, and lending offices.

In 1997, the Company acquired 24,000 square feet of commercial office space located at 3515 Wheeler Road, across the street from the main office. The Company renovated 17,000 square feet of this newly acquired space to be utilized for a consolidation of all operational functions, including data processing, deposit operations, human resources, loan operations, credit administration, and accounting. The objective of the Company in acquiring this property and planning the renovation was to provide adequate space for existing operations and to meet future requirements necessitated by growth of the Company. Renovations were completed in June 1998 and operational functions were relocated. In June 2000, the mortgage operations were moved to this Operations Complex, and occupied 4,500 square feet. In August 2001, with the expiration of a 3,000 square foot tenant lease, the mortgage department expanded operations and now occupies a total of 6,000 square feet. In December 2003, the remaining 1,500 square feet that was leased was renovated and the construction lending department now occupies this location.

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

The Company’s automated teller machine network includes three drive-up machines located in major retail shopping areas as well as machines located at each branch office in metro Augusta.

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

Item 4. Submission of Matters to a Vote of Shareholders

There were no matters submitted to a vote of the shareholders of the Company during the fourth quarter of the Company’s fiscal year ended December 31, 2005.

PART II

Item 5. Market for the Company’s Common Equity and Related Stockholder Matters

As of March 3, 2006, there were approximately 802 holders of record of the Company’s common stock. As of March 3, 2006, there were 5,275,794 shares of the Company’s common stock outstanding. Transactions in the Company’s common stock are generally negotiated through UBS Financial Services and Robinson-Humphrey/Soloman Smith Barney Company, Inc. Both firms make a market in the common stock of the Company via the over-the-counter bulletin board. The following table reflects the range of high and low bid quotations, adjusted for stock dividends and splits, in the Company’s common stock for the past two years:

Southeastern Bank Financial Corporation Stock Price

Quarter ended	Low	High
March 31, 2004	$25.10	$29.25
June 30, 2004	26.25	28.88
September 30, 2004	26.50	28.50
December 31, 2004	27.75	29.25

Quarter ended
March 31, 2005	28.25	35.00
June 30, 2005	32.00	36.00
September 30, 2005	33.50	45.00
December 31, 2005	39.75	43.15

Period ended
March 3, 2006	38.00	40.25

The Company declared cash dividends of $0.13 per share on January 26, 2005, April 20, 2005, July 18, 2005, and October 26, 2005. The Company declared cash dividends of $0.13 per share in each quarter of 2004. The Company’s primary sources of income are dividends and other payments received from the Bank. The amount of dividends that may be paid by the Bank to the Company depends upon the Bank’s earnings and capital position and is limited by federal and state law, regulations and policies.

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

The Company’s ability to pay cash dividends is further subject to continued payment of interest that is owed on subordinated debentures issued in connection with the Southeastern Bank Financial Statutory Trust I issuance in December 2005 of $10.0 million of trust preferred securities. As of December 31, 2005, the Company had approximately $10.0 million of subordinated debentures outstanding. The Company has the right to defer payment of interest on the subordinated debentures for a period not exceeding 20 consecutive quarters. If the Company defers, or fails to make, interest payments on the subordinated debentures, the Company will be prohibited, subject to certain exceptions, from paying cash dividends on common stock until all deferred interest is paid and interest payments on the subordinated debentures resumes.

The Company did not repurchase any of its equity securities or sell any of its equity securities without registration under the Securities Act of 1933, as amended, during the fourth quarter of 2005.

Item 6. Selected Consolidated Financial Data

The selected consolidated financial data presented on the following page as of December 31, 2005 and 2004 and for each of the years in the three-year period ended December 31, 2005 is derived from the audited consolidated financial statements and related notes included in this report and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected consolidated financial data as of December 31, 2003, 2002 and 2001 and for the two years ended December 31, 2003 is derived from audited consolidated financial statements that are not included in this report but that are included in the Annual Reports on Form 10-K filed with the Securities and Exchange Commission for those years. The per share data presented below has been adjusted to give effect to the 2-for-1 stock split effected on November 21, 2003.

Selected Consolidated Financial Data	2005	2004	2003	2002	2001
	(Dollars in thousands, except per share data)
Earnings
Total interest income	$47,277	$35,350	$32,337	$31,370	$32,561
Total interest expense	17,885	9,670	9,685	11,160	15,249
Net interest income	29,392	25,680	22,652	20,210	17,312
Provision for loan losses	1,841	1,588	1,694	2,414	1,825
Noninterest income	12,378	12,461	14,522	11,587	7,970
Noninterest expense	25,019	23,744	23,564	20,278	16,795
Net income	9,954	8,704	7,933	6,010	4,561

Per Share Data
Net income - Diluted	$1.86	$1.63	$1.48	$1.13	$0.86
Book value	12.08	11.24	10.23	8.91	7.62
Cash dividends declared per common share	0.52	0.52	—	—	—
Weighted average common and common equivalent shares outstanding	5,350,384	5,323,924	5,359,815	5,327,286	5,275,745

Selected Average Balances
Assets	$785,081	$673,805	$604,585	$526,337	$449,322
Loans (net of unearned income)	547,414	464,769	420,023	363,624	315,003
Deposits	611,029	528,167	465,868	403,992	348,706
Stockholders’ equity	61,655	56,162	50,786	43,090	37,405

Selected Year-End Balances
Assets	$864,277	$706,517	$630,633	$569,832	$481,544
Loans (net of unearned income)	601,235	494,170	432,679	396,699	339,670
Allowance for loan losses	9,125	7,930	7,278	6,534	5,109
Deposits	663,655	556,785	483,952	439,557	369,149
Short-term borrowings	73,013	45,481	57,769	48,988	33,456
Long-term borrowings	57,000	40,000	30,000	30,000	35,000
Stockholders’ equity	63,583	58,980	53,689	46,748	39,999

Selected Ratios
Return on average total assets	1.27%	1.29%	1.31%	1.14%	1.02%
Return on average equity	16.15%	15.50%	15.62%	13.95%	12.19%
Average earning assets to average total assets	93.90%	93.56%	94.57%	94.86%	93.38%
Average loans to average deposits	89.59%	88.00%	90.16%	90.01%	90.33%
Average equity to average total assets	7.85%	8.33%	8.40%	8.19%	8.32%
Net interest margin	3.98%	4.08%	3.97%	4.04%	4.13%
Operating efficiency	59.78%	62.09%	63.04%	64.02%	66.42%
Net charge-offs to average loans	0.12%	0.20%	0.23%	0.27%	0.27%
Allowance for loan losses to net loans (year-end)	1.52%	1.60%	1.68%	1.65%	1.50%
Risk-based capital
Tier 1 capital	11.10%	10.33%	10.33%	10.15%	10.05%
Total capital	12.35%	11.58%	11.58%	11.40%	11.30%
Tier 1 leverage ratio	9.01%	8.38%	8.40%	7.96%	8.02%

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

Overview

The Bank was organized by a group of local citizens and commenced business on August 28, 1989. It began operations with one branch. Today, the Bank operates eight full service banking offices in Richmond and Columbia counties in Augusta, Martinez, and Evans, Georgia and one branch in Athens, Georgia. The Bank operates two mortgage origination offices in Augusta, Georgia, and Savannah, Georgia. The Savannah, Georgia office also offers construction lending services. Bank and mortgage operations are located in Augusta, Georgia in two operations campuses located in close proximity to the main office in Augusta, Georgia. Trust and retail investment services are located in the main office. The Bank is Augusta’s largest community banking company.

Richmond and Columbia counties have a diversified economy based primarily on government, transportation, public utilities, health care, manufacturing, construction, and wholesale and retail trade. Augusta is one of the leading medical centers in the Southeast. The 2004 population of the Augusta-Richmond County, GA-SC metropolitan area was 341,560, the second largest in Georgia. The Bank expanded into the Athens, Georgia market in December 2005. Athens has a diversified economy which includes government, retail services, tourism, manufacturing, other services, and health care, with the largest share of government jobs in the state. The Athens-Clarke County, GA metropolitan area ranks sixth in Georgia with a 2004 population of 173,760.

The Bank’s services include the origination of residential and commercial real estate loans, construction and development loans, and commercial and consumer loans. The Bank also offers a variety of deposit programs, including noninterest-bearing demand, interest checking, money management, savings, and time deposits. In both Richmond and Columbia counties, the Bank had 17.84% of all deposits and was the second largest depository institution at June 30, 2005, as cited from the Federal Deposit Insurance Corporation’s website. Securities sold under repurchase agreements are also offered. Additional services include trust, retail investment, and mortgage. As a matter of practice, most mortgage loans are sold in the secondary market; however, some mortgage loans are placed in the portfolio based on marketing and balance sheet considerations. The Bank continues to concentrate on increasing its market share through various new deposit and loan products and other financial services and by focusing on the customer relationship management philosophy. The Bank is committed to building lifelong relationships with its customers, employees, shareholders, and the communities it serves.

The Bank’s primary source of income is from its lending activities followed by interest income from its investment activities, service charges and fees on deposits, and gain on sales of mortgage loans in the secondary market. Loan interest income increased due to rising interest rates and increased volumes while gain on sales of mortgage loans decreased due to lower production levels. Both trust service fees and retail investment income experienced growth again this year as the Bank continues to focus on the expansion of the wealth management area.

The Bank has experienced steady growth. Over the past four years, assets grew from $481.5 million at December 31, 2001 to $864.3 million at December 31, 2005. From year end 2001 to year end 2005, loans increased $261.6 million, and deposits increased $294.5 million. Also, from 2001 to 2005 return on average equity increased from 12.19% to 16.15% and return on average assets increased from 1.02% to 1.27%. Net income for the year ended 2001 was $4.6 million compared to net income of $10.0 million at year end 2005. The Company has reached a level of maturity evidenced by long-term financial performance and stability that resulted in cash dividends of $0.13 per share paid for each quarter of 2005 and 2004.

The Bank meets its liquidity needs by managing cash and due from banks, federal funds purchased and sold, maturity of investment securities, principal repayments received from mortgage backed securities, and draws on lines of credit. Additionally, liquidity can be managed through structuring deposit and loan maturities. The Bank funds loan and investment growth with core deposits, securities sold under repurchase agreements and wholesale borrowings. During inflationary periods, interest rates generally increase and operating expenses generally rise. When interest rates rise, variable rate loans and investments produce higher earnings; however, deposit and other borrowings interest expense also rise. The Bank monitors its interest rate risk as it applies to income in a ramp up and down annually 200 basis points (2%) scenario and as it applies to economic value of equity in a shock up and down 200 (2%) basis points scenario. The Bank monitors operating expenses through responsibility center budgeting. See “Interest Rate Sensitivity” below.

Critical Accounting Estimates

The accounting and financial reporting policies of Southeastern Bank Financial Corporation and subsidiary conform to generally accepted accounting principles and to general practices within the banking industry. Of these policies, management has identified the allowance for loan losses as a critical accounting estimate that requires difficult, subjective judgment and is important to the presentation of the financial condition and results of operations of the Company.

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

The Company segments its allowance for loan losses into the following four major categories: 1) identified losses for impaired loans; 2) general reserves for Classified/Watch loans; 3) general reserves for loans with satisfactory ratings; and 4) general reserves based on economic and market risk qualitative factors. Risk ratings are initially assigned in accordance with the Bank’s loan and collection policy. An organizationally independent department reviews grade assignments on an ongoing basis. Management reviews current information and events regarding a borrowers’ financial condition and strengths, cash flows available for debt repayment, the related collateral supporting the loan and the effects of known and expected economic conditions. When the evaluation reflects a greater than normal risk associated with the individual loan, management classifies the loan accordingly. If the loan is determined to be impaired, management allocates a portion of the allowance for loan losses for that loan based upon the present value of future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if collection of the loan is deemed to be dependent upon the collateral. Regulatory guidance is also considered. Cash receipts for accruing loans are applied to principal and interest under the contractual terms of the loan agreement; however, cash receipts on impaired and nonaccrual loans for which the accrual of interest has been discontinued are generally applied first to principal and then to interest income depending upon the overall risk of principal loss to the bank. Impaired and Classified/Watch loans are aggressively monitored. The reserves for loans rated satisfactory are further subdivided into various types of loans as defined by call report codes. Qualitative factors are based upon economic, market and industry conditions that are specific to the Company’s local two county markets. These qualitative factors include, but are not limited to, national and local economic conditions, bankruptcy trends, unemployment trends, loan concentrations, and competitive factors in the local market. These allocations for the qualitative factors are included in the various individual components of the allowance for loan losses. The qualitative factors are subjective in nature and require considerable judgment on the part of the Bank’s management. However, it is the Bank’s opinion that these factors do represent uncertainties in the Bank’s business environment that must be factored into the Bank’s analysis of the allowance for loan losses.

Management believes that the allowance for loan losses is adequate. While the Company has 83.6% of its loan portfolio secured by real estate loans, this percentage is not significantly higher than in previous years. Commercial real estate comprises 28.6% of the loan portfolio and is primarily owner occupied properties where the operations of the commercial entity provide the necessary cash flow to service the debt. For this portion of real estate loans, repayment is not dependent upon liquidation of the real estate. Construction and development (30.7%) has been an increasingly important portion of the real estate loan portfolio. The Company carefully monitors the loans in this category since the repayment of these loans is generally dependent upon the liquidation of the real estate and is impacted by national and local economic conditions. The residential category, 20.6% of the portfolio, represents those loans that the Company chooses to maintain in its portfolio rather than selling into the secondary market for marketing and competitive reasons and commercial loans secured by residential real estate. The residential held for sale category, 3.7% of the portfolio, comprises loans that are in the process of being sold into the secondary market. In these loans, the credit has been approved by the investor and the interest rate locked so that the Company minimizes credit and interest rate risk with respect to these loans. The Company has no large loan concentrations to individual borrowers or industries. Only 5.8% of the Company’s portfolio consists of consumer loans. Unsecured loans at December 31, 2005 were $10.4 million. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Please see “Provision for Loan Losses, Net Charge-offs, and Allowance for Loan Losses” and “Non-Performing Assets” for a further discussion of the Company’s loans, loss experience, and methodology in determining the allowance.

Results of Operations

Total assets increased $157.8 million, or 22.3% in 2005 compared to year end 2004, primarily due to loan and investment growth. The Company achieved record income of $10.0 million in 2005, a 14.4% increase over 2004. The increase in net income is attributable to increases in net interest income somewhat offset by increases in interest expense with noninterest income remaining stable. Interest income increased $11.9 million or 33.7% in 2005. Interest income on loans, including loan fees, was the principal contributor, representing an increase of $10.7 million over 2004. This was the result of $107.1 million in loan growth for the Company in 2005 and the rising interest rate environment. Interest income on investment securities increased $934,000 in 2005 as a result of a $49.2 million increase in the investment portfolio in 2005. Significant changes to noninterest income in 2005 include a $439,000 increase in service charges and fees on deposits related to new retail checking accounts and a $616,000 decrease in gain on sales of mortgage loans, the result of decreases in mortgage loan volumes.

The Company had deposit growth of $106.9 million, or 19.2% in 2005. Interest expense on deposits increased $6.7 million as a result of this growth and higher interest rates. Securities sold under repurchase agreements grew $22.4 million, or 50.3% in 2005, with related interest expense increasing $1.1 million over 2004. Other funding sources utilized are wholesale borrowings, including Federal Home Loan Bank borrowings and brokered CDs, which totaled $92.4 million at year end 2005. The Company was in a $2.8 million federal funds sold position at 2005 year end, as compared to $12.3 million at 2004 year end. Noninterest expense increased $1.3 million or 5.4% in 2005. Salary expense and employee benefits increased $977,000 primarily as a result of additional employees in 2005 related to the Company’s continued growth and expansion. The Company continues to monitor operating expenses and uses responsibility center budgeting to assist in this endeavor. The operating efficiency ratio of 59.78% in 2005 is a 2.31% decrease from 2004.

The earnings performance of the Company is reflected in its return on average assets and average equity of 1.27% and 16.15%, respectively, during 2005 compared to 1.29% and 15.50%, respectively, during 2004. The return on average assets and average equity was 1.31% and 15.62%, respectively, in 2003. Basic net income per share on weighted average common shares outstanding improved to $1.89 in 2005 compared to $1.66 in 2004 and $1.51 in 2003. Diluted net income per share on weighted average common and common equivalent shares outstanding improved to $1.86 in 2005 compared to $1.63 in 2004 and $1.48 in 2003. Cash dividends of $0.13 per share were paid for each quarter of 2005 and 2004. A 10% stock dividend was paid on August 29, 2003 and a 2:1 stock split was paid on November 21, 2003.

Net Interest Income

The primary source of earnings for the Company is net interest income, which is the difference between income on interest-earning assets, such as loans and investment securities, and interest expense incurred on interest-bearing sources of funds, such as deposits and borrowings. The following table shows the average balances of interest-earning assets and interest-bearing liabilities, average yields earned and rates paid on those respective balances, and the resulting interest income and interest expense for the periods indicated. Average balances are calculated based on daily balances, yields on non-taxable investments are not reported on a tax equivalent basis and average balances for loans include nonaccrual loans even though interest was not earned.

Average Balances, Income and Expenses, Yields and Rates

	Year Ended Dec. 31, 2005			Year Ended Dec. 31, 2004			Year Ended Dec. 31, 2003
	Average Amount	Average Yield or Rate	Amount Paid or Earned	Average Amount	Average Yield or Rate	Amount Paid or Earned	Average Amount	Average Yield or Rate	Amount Paid or Earned
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans	$547,414	7.11%	$38,898	$464,769	6.08%	$28,235	$420,023	6.15%	$25,840
Investments
Taxable	158,017	4.56%	7,206	146,660	4.43%	6,495	131,532	4.50%	5,914
Tax-exempt	18,765	4.09%	767	13,613	4.00%	544	11,810	4.16%	491
Federal funds sold	12,106	3.14%	380	5,211	1.40%	73	8,088	1.09%	88
Interest-bearing deposits in other banks	884	2.94%	26	163	1.84%	3	305	1.31%	4

Total interest-earning assets	737,186	6.41%	$47,277	630,416	5.61%	$35,350	571,758	5.66%	$32,337

Cash and due from banks	17,096			15,601			13,230
Premises and equipment	19,208			16,577			13,899
Other	20,253			18,723			12,706
Allowance for loan losses	(8,662)			(7,512)			(7,008)

Total assets	$785,081			$673,805			$604,585

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities (1):
NOW Accounts	$87,982	0.89%	$787	$75,866	0.54%	$407	$64,006	0.55%	$353
Savings and money management accounts	288,759	2.98%	8,610	236,306	1.54%	3,650	206,295	1.68%	3,461
Time deposits	145,209	3.08%	4,476	137,238	2.31%	3,165	125,809	2.73%	3,437
Federal funds purchased / securities sold under repurchase agreements	55,658	3.05%	1,697	46,541	1.40%	651	47,204	1.37%	646
Other borrowings	50,121	4.62%	2,315	37,488	4.79%	1,797	35,678	5.01%	1,788

Total interest-bearing liabilities	627,729	2.85%	17,885	533,439	1.81%	9,670	478,992	2.02%	9,685

Noninterest-bearing demand deposits	89,079			78,757			69,758
Other liabilities	6,618			5,447			5,049
Stockholders’ equity	61,655			56,162			50,786

Total liabilities and stockholders’ equity	$785,081			$673,805			$604,585

Net interest spread		3.56%			3.80%			3.63%
Benefit of noninterest sources		0.42%			0.28%			0.34%
Net interest margin/income		3.98%	$29,392		4.08%	$25,680		3.97%	$22,652

(1)	Exlcudes subordinated debentures issued in December 2005 which had no effect on the margin due to the timing of the issuance.

The increase in average loans of $82.6 million, the increase in average investments of $16.5 million, and the increase in average federal funds sold of $6.9 million were funded by increases in average deposits of $82.9 million, Federal Home Loan Bank borrowings of $11.7 million, and securities sold under repurchase agreements of $9.1 million. For 2005, average total assets were $785.1 million, a 16.5% increase over 2004. Average interest-earning assets for 2005 were $737.2 million, or 93.9% of average total assets.

Interest income is the largest contributor to income. Interest income on loans, including loan fees, increased $10.7 million from 2004 to $38.9 million. The increase in loan interest income resulted from increased loan volume and higher yields due to the rising interest rate environment in 2005. Investment income increased $934,000 to $8.0 million as a result of volume and slightly higher investment yields in 2005. Interest income on federal funds sold also increased as a result of rising rates and increased volumes in 2005. Interest expense on deposits increased $6.7 million from 2004 to $13.9 million as the result of deposit growth and higher interest rates. Interest expense on federal funds purchased and securities sold under repurchase agreements also increased, again due to growth and rising interest rates. Interest expense on other borrowings increased due to increased volumes somewhat offset by a decrease in the average interest rate, the result of additional borrowings at lower rates. The overall result was an increase in net interest income of $3.7 million or 14.5% in 2005 from 2004. Average yields on interest-earning assets increased to 6.41% in 2005, compared to 5.61% in 2004.

Net interest income increased $3.0 million in 2004 compared to 2003 as a result of the growth in the volume of average earning assets somewhat offset by a decrease in interest rates. Interest earning assets averaged $630.4 million in 2004, an increase of 10.2%, from the $571.8 million averaged in 2003. Average yields on earning assets decreased to 5.61% in 2004, compared to 5.66% in 2003.

A key performance measure for net interest income is the “net interest margin”, or net interest income divided by average interest-earning assets. Unlike the “net interest spread”, the net interest margin is affected by the level of non-interest sources of funding used to support interest-earning assets. The Company’s net interest margin decreased to 3.98% in 2005 from 4.08% in 2004. In 2003, the net interest margin was 3.97%. The net interest margin deteriorated in 2005 as the average rate paid on interest-bearing deposits increased more quickly than the average rate on interest-earning assets. The high level of competition in the local market for both loans and deposits continues to influence the net interest margin. The net interest margin continues to be supported by an increasing amount of demand deposits which provide a noninterest-bearing source of funds and helps prevent further deterioration in the net interest margin. The net interest spread measures the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing sources of funds. The net interest spread eliminates the impact of noninterest-bearing funds and gives a direct perspective on the effect of market interest rate movements. As a result of changes in interest rates in 2005, the net interest spread decreased 23 basis points to 3.56% in 2005. The 2004 net interest spread of 3.80% represented an increase from 2003’s 3.63%.

Changes in the net interest income from period to period result from increases or decreases in the volume of interest-earning assets and interest-bearing liabilities, increases in the average rates earned and paid on such assets and liabilities, the ability to manage the earning asset portfolio, and the availability of particular sources of funds, such as noninterest-bearing deposits. The following table: “Analysis of Changes in Net Interest Income” indicates the changes in the Company’s net interest income as a result of changes in volume and rate from 2005 to 2004, and 2004 to 2003. The analysis of changes in net interest income included in the following table indicates that on an overall basis in 2005 to 2004, the increase in the balances or volumes of interest-earning assets created a positive impact in net income. This was somewhat offset by the impact of increased volumes of interest-bearing liabilities. The rising rate environment of 2005 resulted in rate increases on interest-earning assets which were more than offset by rate increases on interest-bearing liabilities. In 2004 to 2003, the increase in the balances or volumes of interest-earning assets created a positive impact in net income. This was slightly offset by the negative impact of decreases in interest rates of interest-earning assets. The increase in the balances or volumes of interest-bearing liabilities was substantially offset by the decrease in the interest rates of interest-bearing liabilities.

Analysis of Changes in Net Interest Income

	2005 vs. 2004 Increase (Decrease)				2004 vs. 2003 Increase (Decrease)
	Average Volume	Average Rate	Combined	Total	Average Volume	Average Rate	Combined	Total
	(Dollars in thousands)
Interest income from interest-earning assets:
Loans	$5,025	$4,787	$850	$10,662	$2,752	$(294)	$(63)	$2,395
Investments, taxable	503	191	17	711	681	(92)	(8)	581
Investments, tax-exempt	206	12	5	223	75	(19)	(3)	53
Federal funds sold	97	91	121	309	(32)	25	(9)	(16)
Interest-bearing deposits in other banks	13	2	7	22	(2)	2	0	0

Total	$5,844	$5,083	$1,000	$11,927	$3,474	$(378)	$(83)	$3,013

Interest expense on interest-bearing liabilities:
NOW accounts	$65	$266	$49	$380	$65	$(6)	$(5)	$54
Savings and money management accounts	808	3,403	749	4,960	504	(289)	(26)	189
Time deposits	184	1,057	70	1,311	312	(528)	(56)	(272)
Federal funds purchased / securities sold under repurchase agreements	128	768	150	1,046	(9)	14	0	5
Other borrowings	605	(64)	(23)	518	91	(79)	(3)	9

Total	$1,790	$5,430	$995	$8,215	$963	$(888)	$(90)	$(15)

Change in net interest income.				$3,712				$3,028

The variances for each major category of interest-earning assets and interest-bearing liabilities are attributable to (a) changes in volume (changes in volume times prior year rate), (b) changes in rate (changes in rate times prior year volume) and (c) combined (changes in rate times the change in volume).

Noninterest Income

Noninterest income consists of revenues generated from a broad range of financial services and activities, including service charges on deposit accounts, gain on sales of loans, fee-based services, and products where commissions are earned through sales of products such as real estate mortgages, retail investment services, trust services, and other activities. In addition, the increase in cash surrender value of bank-owned life insurance and gains or losses realized from the sale of investment securities are included in noninterest income.

Noninterest income for 2005 was $12.4 million, a decrease of $84,000 or 0.7% from 2004. Contributing factors include decreases in gain on sales of loans in the secondary mortgage market due to lower mortgage loan volumes which were primarily the result of the rising interest rate environment, increased competition, reduced staff in existing offices, and the closing of the Nashville, Tennessee mortgage office. The increase in cash surrender value of life insurance decreased due to reduced interest rates. These decreases were partially offset by increases in service charges and fees on deposits during the period primarily due to increases in NSF fees and ATM income, somewhat offset by decreases in service charges, all a result of new retail checking accounts. The decrease in service charge income was also attributable to increases in the earnings credit applied to average balances maintained in non-personal deposit accounts.

Noninterest income for 2004 was $12.5 million, a decrease of $2.1 million or 14.2% from 2003. The decrease is primarily attributable to a $3.2 million decrease in the gain on sales of loans in the secondary mortgage market as a result of decreases in both home purchases and mortgage refinancing in 2004. Service charges and fees on deposits were $4.9 million for the year ended 2004, an increase of $410,000 over 2003, and constitute the second largest contributor to noninterest income. This increase is primarily due to an increase in NSF and Debit/ATM fees, somewhat offset by a decrease in service charge income. Trust services continued to grow and accounted for $554,000 of the year end 2004 balance while retail investment income accounted for $444,000. The increase in cash surrender value of bank-owned life insurance was $492,000 in 2004, an increase of 51.4% from 2003.

The following table presents the principal components of noninterest income for the last three years:

Noninterest Income

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Service charges and fees on deposit accounts	$5,363	$4,925	$4,514
Gain on sales of loans	5,089	5,705	8,875
Investment securities losses, net	(86)	(102)	(203)
Retail investment income	455	444	280
Trust service fees	642	554	353
Increase in cash surrender value of life insurance	400	492	325
Other	515	443	378

Total noninterest income	$12,378	$12,461	$14,522

Noninterest income as a percentage of total average assets	1.58%	1.85%	2.40%

Noninterest income as a percentage of total income	20.75%	26.06%	30.99%

Noninterest Expense

Noninterest expense totaled $25.0 million in 2005, an increase of 5.4% from 2004 interest expense of $23.7 million. Noninterest expense attributable to the Company’s expansion into new markets totaled $432,000 for 2005. Salary expense and employee benefits increased $977,000 primarily as a result of additional employees in 2005 related to the Company’s continued growth and expansion. The increase in occupancy expenses is primarily due to depreciation expense on the Walton Way Operations Campus and the Cotton Exchange branch which both opened in 2004. Other operating expenses increased $191,000 in 2005. Professional fees increased $247,000 primarily due to trust advisory fees and other advisory services. Staff development expense increased $143,000 primarily due to sales training. Increases in other operating expenses were partially offset by decreases in loan related expenses of $209,000 and processing expenses of $91,000. Nonrecurring expenses in 2004 included $150,000 related to a loan which was sold into the secondary market that the Company was required to repurchase based on a fraudulent appraisal and $50,000 for a commercial loan litigation settlement. The decrease in processing expenses is attributable to moving ATM processing in-house and the expiration of commissions due under an overdraft protection contract.

Noninterest expense remained steady at $23.7 million in 2004 compared to $23.6 million in 2003. Salaries decreased $779,000 primarily as the result of decreased mortgage commissions directly related to the reduction of secondary mortgage market volume. Employee benefits held constant with increases in state unemployment tax and medical and dental insurance being offset by decreases in long term compensation expenses. Other operating expenses increased $729,000, an increase of 12.5% from 2003. This increase is primarily due to increases related to the new retail checking account program, a loss resulting from a fraudulent appraisal on a mortgage loan, ATM processing fees due to higher volume levels, software maintenance agreements, external audit expense primarily due to Sarbanes-Oxley 404, and cash item losses, somewhat offset by decreases in overdraft protection expense and contributions. Occupancy expense increased $228,000 in 2004 primarily due to maintenance and depreciation expenses related to the Walton Way Operations Campus and the Cotton Exchange branch which opened in 2004.

The Company continues to monitor expenditures in all organizational units by utilizing specific cost accounting and reporting methods as well as responsibility center budgeting. In 2005, the Company completed the implementation of Customer, Product and Organizational profitability systems. The implementation of these systems emphasizes that management is committed to a continuing emphasis on expense control. The following table presents the principal components of noninterest expense for the years ended December 31, 2005, 2004 and 2003.

Noninterest Expense

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Salaries and employee benefits	$15,531	$14,555	$15,282
Occupancy expense	2,731	2,623	2,395
Marketing & business development expense	1,119	1,100	1,034
Processing expense	1,073	1,163	1,063
Legal and professional fees	1,094	847	588
Staff development expense	567	424	351
Data processing expense	532	503	409
Supplies expense	508	485	446
Other expense	1,864	2,044	1,996

Total noninterest expense	$25,019	$23,744	$23,564

Noninterest expense as a percentage of total average assets	3.19%	3.52%	3.90%
Operating efficiency ratio	59.78%	62.09%	63.04%

The Company’s efficiency ratio (noninterest expense as a percentage of net interest income and noninterest income, excluding gains and losses on the sale of investments) decreased to 59.78% in 2005 compared to 62.09% in 2004 and 63.04% in 2003. The steady decline in the efficiency ratio reflects the Company’s continued focus on expense monitoring. The improvement in the efficiency ratio in 2005 is due to net interest income increasing at a faster rate than noninterest expense. Expenses for continued growth and expansion were more than offset by income produced from existing operations. The improvement in the efficiency ratio in 2004 is the result of increased income with noninterest expense remaining stable. Increased expenses for new facilities and product development were offset by a reduction in salaries expense. The improvement in the efficiency ratio in 2003 is due to the established mortgage, trust, and Fury’s Ferry branch operations. The additional income due to mortgage operations during 2003 allowed the Company to undertake new initiatives, such as marketing and consulting expenses, which resulted in incremental expenses.

Income Taxes

Income tax expense increased $850,000 or 20.7% in 2005 from 2004, and increased $122,000 or 3.1% in 2004 from 2003. The effective tax rate as a percentage of pre-tax income was 33.2% in 2005, 32.0% in 2004, and 33.4% in 2003. The increase in the effective tax rate in 2005 is primarily due to the graduated increase in the federal income tax rate from 34% in 2002 to 35%. The lower effective tax rate in 2004 is primarily due to an increase in tax-exempt income on loans, municipal securities, and increase in cash surrender value of bank-owned life insurance. In 2003, the effective rate decreased due to the increase in tax-exempt income from increase in cash surrender value of bank-owned life insurance.

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

For significant problem loans, management’s review consists of the evaluation of the financial condition and strengths of the borrower, cash flows available for debt repayment, the related collateral supporting the loan and the effects of known and expected economic conditions. When the evaluation reflects a greater than normal risk associated with the individual problem loan, management classifies the loan accordingly and allocates a portion of the allowance for loan losses for that loan based on the results of the evaluation described above plus the historical loss rates and regulatory guidance relating to classified loans. The table below indicates those allowances allocated for loans classified as problem loans and the allocated general allowance for all non-classified loans according to loan type determined through the Company’s comprehensive loan methodology for the years indicated. The unallocated general allowance is based on management’s consideration at the balance sheet date of various conditions that are not directly measurable in determining the allocated allowance considering the recognized uncertainty in estimating loan losses. These conditions include, but are not limited to, changes in interest rates; trends in volumes, credit concentrations and terms of loans in the portfolio; national and local economic conditions; recent loss experience; and changes in lending policies and procedures. As reflected by the unallocated portion of the allowance, the adequacy of the Company’s allowance for loan losses is evaluated on an overall portfolio basis. Because these allocations are based upon estimates and subjective judgment, it is not necessarily indicative of the specific amounts or loan categories in which loan losses may occur.

The Company’s provision for loan losses in 2005 was $1,841,000, an increase of $253,000, or 15.9% from the 2004 provision of $1,588,000. This increase is the result of increases in outstanding loan balances, the level of Classified and Watch-rated debt, and specific reserves, somewhat offset by decreases in the provision for qualitative factors related to local economic conditions. The loan loss method, discussed under “Critical Accounting Estimates,” was consistently applied to loans in 2005, 2004, 2003 and 2002. In 2002 and 2001, the Company made the decision to increase the provision for loan losses to provide a higher level of allowance for loan losses commensurate with the increasing risk in the Company’s loan portfolio. This higher level reflected management’s overall evaluation of the loan portfolio and the significant growth of the loan portfolio.

Allocation of the Allowance for Loan Loss

	December 31,
	2005		2004		2003		2002		2001
	Amount	Percent(1)	Amount	Percent(1)	Amount	Percent(1)	Amount	Percent(1)	Amount	Percent(1)
	(Dollars in thousands)
Balance at End of Year
Applicable to:
Commercial, financial, agricultural	$1,754	10.71%	$1,739	12.09%	$1,722	13.09%	$1,286	14.05%	$916	14.53%
Real estate-construction	2,288	30.74%	1,648	25.76%	1,249	20.87%	1,187	20.04%	646	19.87%
Real estate-mortgage	4,430	52.85%	3,637	53.84%	3,122	54.37%	2,950	53.31%	2,036	52.00%
Consumer loans to individuals	642	5.78%	895	8.34%	1,166	11.69%	1,062	12.58%	814	13.54%
Lease financing	—	0.02%	—	0.00%	—	0.00%	1	0.03%	1	0.06%
Deferred loan origination fees	—	(0.10)%	—	(0.03)%	—	(0.02)%	—	(0.01)%	—	0.00%
Unallocated	11	0.00%	11	0.00%	19	0.00%	48	0.00%	696	0.00%

Balance at end of year	$9,125	100.00%	$7,930	100.00%	$7,278	100.00%	$6,534	100.00%	$5,109	100.00%

(1)	Percent of loans in each category to total loans

Additions to the allowance for loan losses, which are expensed on the Company’s income statement as the “provision for loan losses”, are made periodically to maintain the allowance for loan losses at an appropriate level based upon management’s evaluation of the potential risk in the loan portfolio.

The allocation of $4.4 million of the allowance for loan losses to real estate-mortgage reflects the credit ratings associated with these loans and the resulting higher reserve factor. The unallocated component of the allowance for loan losses is due to allocations made to the loan components of the allowance based on the qualitative factors described above.

The following table provides details regarding charge-offs and recoveries by loan category during the most recent five year period, as well as supplemental information relating to both net loan losses, the provision and the allowance for loan losses during each of the past five years. As the table indicates, net charge-offs for 2005 represented 0.12% of average loans outstanding, compared to 0.20% for 2004 and 0.23% for 2003. The Company’s charge-off ratios continue to be lower than the average for the industry.

	Allowances for Loan Losses At December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Total loans outstanding at end of period, net of unearned income	$601,235	$494,170	$432,679	$396,699	$339,670

Average loans outstanding, net of unearned income	$547,414	$464,769	$420,023	$363,624	$315,003

Balance of allowance for loan losses at beginning of year	$7,930	$7,278	$6,534	$5,109	$4,143
Charge-offs:
Commercial, financial and agricultural	694	458	439	582	283
Real estate - construction	80	18	25	36	—
Real estate - mortgage	95	52	55	—	6
Consumer	736	1,165	1,102	1,009	781

Total charge-offs	1,605	1,693	1,621	1,627	1,070

Recoveries of previous loan losses:
Commercial, financial and agricultural	308	175	190	169	1
Real estate - construction	5	4	—	—	1
Real estate - mortgage	52	8	3	7	—
Consumer	593	570	478	462	209

Total recoveries	958	757	671	638	211

Net loan losses	647	936	950	989	859

Provision for loan losses	1,842	1,588	1,694	2,414	1,825
Balance of allowance for loan losses at end of period	9,125	7,930	7,278	6,534	5,109

Allowance for loan losses to period end loans	1.52%	1.60%	1.68%	1.65%	1.50%
Net charge-offs to average loans	0.12%	0.20%	0.23%	0.27%	0.27%

At December 31, 2005, the allowance for loan losses was 1.52% of outstanding loans, down from the 1.60% level at December 31, 2004 and the 1.68% level at December 31, 2003. The decrease in the allowance for loan losses as a percentage of total loans in 2005 is primarily due to decreases in the provision for qualitative factors related to local economic conditions. Management considers the allowance appropriate based upon its analysis of the potential risk in the portfolio using the methods previously discussed. Management’s judgment is based upon a number of assumptions about events which are believed to be reasonable, but which may or may not prove correct. While it is the Company’s policy to charge off in the current period the loans in which a loss is considered probable, there are additional risks of losses which cannot be quantified precisely or attributed to a particular loan or class of loans. Because these risks include present and forecasted economic conditions, management’s judgment as to the adequacy of the allowance is necessarily approximate and imprecise. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance will not be required. See “Critical Accounting Estimates.”

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

Loans outstanding averaged $547.4 million in 2005 compared to $464.8 million in 2004 and $420.0 million in 2003. At December 31, 2005, loans totaled $601.2 million compared to $494.2 million at December 31, 2004, an increase of $107.0 million (21.67%). This compares to growth in 2004 of $61.5 million (14.21%) and loans outstanding of $432.7 million at December 31, 2003.

The Company continues to experience significant increases in loan volumes and balances. The increases are attributable to a stable local economy and the desire of a segment of the community to do business with a locally-owned and operated financial institution. Commercial real estate loans increased $16.5 million in 2005. Construction and development loans increased $57.5 million from year end 2004. Average loans as a percentage of average interest-earning assets and average total assets were 74.3% and 69.7%, respectively, in 2005. This compares to average loans as a percentage of average interest-earning assets and average total assets of 73.7% and 69.0%, respectively, in 2004.

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

Loan Portfolio Composition

At December 31,

	2005		2004		2003		2002		2001
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Commercial financial and agricultural	$64,398	10.71%	$59,763	12.09%	$56,626	13.09%	$55,729	14.05%	$49,345	14.53%
Real estate
Commercial	$171,652	28.55%	$155,141	31.39%	$137,516	31.78%	$111,981	28.23%	$103,516	30.48%
Residential	123,960	20.62%	96,110	19.45%	83,680	19.34%	75,224	18.96%	63,914	18.82%
Residential held for sale	22,147	3.68%	14,779	2.99%	14,047	3.25%	24,297	6.12%	9,185	2.70%
Construction and development	184,826	30.74%	127,303	25.76%	90,303	20.87%	79,483	20.04%	67,497	19.87%

Total real estate	502,585	83.59%	393,333	79.59%	325,546	75.24%	290,985	73.35%	244,112	71.87%

Lease financing	111	0.02%	—	0.00%	23	0.00%	106	0.03%	204	0.06%
Consumer
Direct	24,343	4.05%	24,185	4.89%	25,967	6.00%	24,542	6.19%	21,514	6.33%
Indirect	9,752	1.62%	16,436	3.33%	23,964	5.54%	24,709	6.23%	23,961	7.05%
Revolving	656	0.11%	600	0.12%	631	0.15%	655	0.17%	534	0.16%

Total consumer	34,751	5.78%	41,221	8.34%	50,562	11.69%	49,906	12.58%	46,009	13.54%

Deferred loan origination fees	(610)	-0.10%	(147)	-0.03%	(78)	-0.02%	(27)	-0.01%	—	0.00%

Total	$601,235	100.00%	$494,170	100.00%	$432,679	100.00%	$396,699	100.00%	$339,670	100.00%

Loans may be periodically renewed with principal reductions and appropriate interest rate adjustments. Loan maturities as of December 31, 2005 are set forth in the following table based upon contractual terms. Actual cash flows may differ as borrowers generally have the right to prepay without prepayment penalties.

Loan Maturity Schedule

At December 31, 2005

($ in thousands)	Within One Year	One to Five Years	After Five Years	Total
Commercial, financial and agricultural	$30,739	$24,658	$9,001	$64,398
Real Estate
Construction and development	153,325	29,686	1,815	184,826
Mortgage	132,647	102,545	82,567	317,759
Lease financing	111	—	—	111
Consumer	15,340	18,101	1,310	34,751
Deferred loan origination fees	—	(610)	—	(610)

Total loans	$332,162	$174,380	$94,693	$601,235

The following table presents an interest rate sensitivity analysis of the Company’s loan portfolio as of December 31, 2005. The loans outstanding are shown in the time period where they are first subject to repricing.

Sensitivity of Loans to Changes in Interest Rates

At December 31, 2005

($ in thousands)	Within One year	One to Five Years	After Five Years	Total
Loans maturing or repricing with:
Predetermined interest rates	$88,531	$89,393	$34,108	$212,032
Floating or adjustable interest rates	354,614	31,033	3,556	389,203

Total loans	$443,145	$120,426	$37,664	$601,235

Non-Performing Assets

As a result of management’s ongoing review of the loan portfolio, loans are classified as nonaccrual when it is not reasonable to expect collections of interest and principal under the original terms, generally when a loan becomes 90 days or more past due. These loans are classified as nonaccrual, even though the presence of collateral or the borrower’s financial strength may be sufficient to provide for ultimate repayment. When a loan is placed on nonaccrual, the interest which has been accrued but remains unpaid is reversed and deducted from current period interest income. No additional interest is accrued and recognized as income on the loan balance until the collection of both principal and interest becomes reasonably certain. Also, there may be write downs, and ultimately, the total charge-off of the principal balance of the loan, which could necessitate additional charges to earnings through the provision for loan losses.

If nonaccruing loans had been accruing interest under their original terms, approximately $204,000 in 2005, $166,000 in 2004 and $107,000 in 2003 would have been recognized as earnings.

The Company accounts for impaired loans under the provisions of Statement of Financial Accounting Standards (SFAS) No. 114 “Accounting by Creditors for Impairment of a Loan” as amended by SFAS No. 118 “Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures”, which requires that the Company identify impaired loans and evaluate the collectibility of both contractual interest and principal of loans when assessing the need for a loss allowance. The provisions of SFAS No. 114 do not apply to large pools of smaller balance homogeneous loans which are collectively evaluated for impairment, loans that are measured at fair value or at the lower of cost or fair value, and debt securities. A loan is considered impaired, when based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note agreement. All loans determined to be impaired are placed on nonaccrual. The amount of the impairment is measured based on the present value of future cash flows discounted at the loan’s effective interest rate or, if the loan is collateral dependent or foreclosure is probable, the fair value of collateral, less estimated selling expenses. Regulatory guidance is also considered. At December 31, 2005 and 2004, the Bank had impaired loans of $1,784,000 and $1,680,000, respectively.

Non-performing loans are defined as nonaccrual and renegotiated loans. When other real estate owned is included with non-performing loans, the result is non-performing assets. The following table, “Non-Performing Assets”, presents information on these assets and loans past due 90 days or more and still accruing interest as of December 31, for the past five years. Non-performing assets were $4.0 million at December 31, 2005 or 0.67% of total loans and other real estate owned. This compares to $3.0 million or 0.61% of total loans and other real estate owned at December 31, 2004.

The increase in nonaccrual loans in 2005 was primarily due to $1.5 million in loans for three customers who have filed bankruptcy. The levels of nonaccrual loans in 2004 were principally due to increased consumer nonaccrual loans resulting from increased bankruptcies and the adoption of stricter internal monitoring and reporting requirements.

At December 31, 2005 and 2004 there were loans past due 90 days or more and still accruing of $1,000 and $29,000, respectively. At December 31, 2003, there were no loans past due 90 days or more and still accruing. All loans past due 90 days or more are classified as nonaccrual loans unless the loan officer believes that both principal and interest are collectible, in which case the loan continues to accrue interest. Management believes the Company will receive full payment of principal and accrued interest on the nonaccrual loans because of the Company’s collateral position and other factors, despite their past due status.

	Non-Performing Assets Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Nonaccrual loans	$4,009	$2,972	$3,045	$1,897	$1,953
Other real estate owned	—	53	5	—	—

Total nonperforming assets	$4,009	$3,025	$3,050	$1,897	$1,953

Loans past due 90 days or more and still accruing interest	$1	$29	$—	$30	$—

Allowance for loan losses to period end total loans	1.52%	1.60%	1.68%	1.65%	1.50%
Allowance for loan losses to period end nonperforming loans	227.56%	262.15%	238.62%	344.44%	261.33%
Net charge-offs to average loans	0.12%	0.20%	0.23%	0.27%	0.27%
Nonperforming assets to period end loans	0.67%	0.61%	0.70%	0.48%	0.58%
Nonperforming assets to period end loans and other real estate owned	0.67%	0.61%	0.70%	0.48%	0.58%

Management is not aware of any loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been identified which (1) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (2) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Off-Balance Sheet Arrangements

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

Unfunded commitments to extend credit where contractual amounts represent potential credit risk totaled $204.4 million and $167.5 million at December 31, 2005 and 2004, respectively. These commitments are primarily at variable interest rates.

The Company’s commitments are funded through internal funding sources of scheduled repayments of loans and sales and maturities of investment securities available for sale or external funding sources through acceptance of deposits from customers or borrowings from other financial institutions.

The following table is a summary of the Company’s commitments to extend credit, commitments under contractual leases as well as the Company’ contractual obligations, consisting of deposits, FHLB advances and borrowed funds by contractual maturity date.

Commitments and Contractual Obligations	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
($ in thousands)
Lines of credit	$181,835	—	—	—
Mortgage loan commitments	22,587	—	—	—
Lease agreements	84	79	14	—
Deposits	621,841	32,878	4,791	4,145
Federal funds purchased / Securities sold under repurchase agreements	67,013	—	—	—
FHLB advances	5,000	—	35,000	12,000
Other borrowings	1,000	—	—	—
Subordinated debentures	—	—	—	10,000

Total commitments and contractual obligations	$899,360	$32,957	$39,805	$26,145

Although management regularly monitors the balance of outstanding commitments to fund loans to ensure funding availability should the need arise, management believes that the risk of all customers fully drawing on all these lines of credit at the same time is remote.

Investment Securities

The Company’s investment securities portfolio increased $48.5 million to $201.3 million at year-end 2005 from 2004. The Company maintains an investment strategy of seeking portfolio yields within acceptable risk levels, as well as providing liquidity. The Company maintains two classifications of investments: “Held to Maturity” and “Available for Sale.” “Available for Sale” securities are carried at fair market value with related unrealized gains or losses included in stockholders’ equity as accumulated other comprehensive income, whereas the “Held to Maturity” securities are carried at amortized cost. As a consequence, with a higher percentage of securities being placed in the “Available for Sale” category, the Company’s stockholders’ equity is more volatile than it would be if a larger percentage of investment securities were placed in the “Held to Maturity” category. Although equity is more volatile, management has discretion, with respect to the “Available for Sale” securities, to proactively adjust to favorable market conditions in order to provide liquidity and realize gains on the sales of securities. The changes in values in the investment securities portfolio are not taken into account in determining regulatory capital requirements. As of December 31, 2005, except for the U.S. Government agencies, Countrywide Home Loans was the only issuer who represented 10% or more of stockholders’ equity within the investment portfolio. As of December 31, 2005 and 2004, the estimated fair value of investment securities as a percentage of their amortized cost was 98.4% and 100.5%, respectively. At December 31, 2005, the investment securities portfolio had gross unrealized gains of $481,000 and gross unrealized losses of $3,783,000, for a net unrealized loss of $3,302,000. As of December 31, 2004 and 2003, the investment securities portfolio had net unrealized gains of $769,000 and $1,833,000, respectively. The following table presents the amortized cost of investment securities held by the Company at December 31, 2005, 2004 and 2003.

Investment Securities

	December 31,
(Dollars in thousands)	2005	2004	2003
Available for sale:
U.S. Government Agencies	68,646	42,445	51,578
Obligations of states and political subdivisions	19,641	12,582	8,490
Mortgage-backed securities	92,984	72,704	62,940
Corporate Bonds	9,071	13,761	17,638
Trust Preferred	10,133	6,554	6,493
Equity securities	500	500	500

Total	$200,975	$148,546	$147,639

	December 31,
	2005	2004	2003
Held to maturity:
Obligations of states and political subdivisions	$3,776	$3,776	$5,438

Total	$3,776	$3,776	$5,438

The table on the next page represents maturities and weighted average yields of debt securities at December 31, 2005. Yields are based on the amortized cost of securities. Maturities are based on the contractual maturities. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Maturity Distribution and Yields of Investment Securities

(Dollars in thousands)

	December 31, 2005
	Amortized Cost	Yield
Available for Sale
U.S. Government Agencies
One year or less	$9,881	4.30%
Over one through five years	17,394	4.15%
Over five through ten years	28,260	4.81%
Over ten years	13,111	5.02%

Total U. S. Government Agencies	$68,646	4.61%

Municipal Securities(1)
One year or less	$1,029	6.71%
Over one through five years	1,315	5.00%
Over five through ten years	3,889	5.39%
Over ten years	13,408	5.91%

Total Municipal Securities	$19,641	5.79%

Corporate Bonds
One year or less	$6,013	4.75%
Over one through five years	3,058	5.99%

Total Corporate Bonds	$9,071	5.17%

Trust Preferred
Over five through ten years	$2,019	6.30%
Over ten years	8,114	6.50%

Total Trust Preferred securities	$10,133	6.46%

Mortgage Backed Securities
Over one through five years	$6,752	3.89%
Over five through ten years	14,783	4.08%
Over ten years	71,449	4.70%

Total Mortgage Backed securities	$92,984	4.54%

Total Available for Sale	$200,475	4.81%

Held to Maturity
Municipal Securities(1)
One year or less	$805	5.88%
Over one through five years	931	7.32%
Over five through ten years	1,538	7.69%
Over ten years	502	7.31%

Total Municipal Securities	$3,776	7.16%

Total Held to Maturity	$3,776	7.16%

Total Investment Securities	$204,251	4.86%

(1)	Tax-equivalent yield

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

The measurement of the Company’s interest rate sensitivity is one of the primary techniques employed by the Company in asset/liability management. The dollar difference between assets and liabilities which are subject to interest rate repricing within a given time period, including both floating rate or adjustable instruments and instruments which are approaching maturity, determine the interest sensitivity gap.

The Company manages its sensitivity to interest rate movements by adjusting the maturity of, and establishing rates on, the interest-earning asset portfolio and interest-bearing liabilities in line with management’s expectations relative to market interest rates. The Company would generally benefit from increasing market interest rates when the balance sheet is asset sensitive and would benefit from decreasing market rates when it is liability sensitive. At December 31, 2005, the Company’s interest rate sensitivity position was liability sensitive within the one-year horizon.

The following table “Interest Sensitivity Analysis” details the interest rate sensitivity of the Company at December 31, 2005. The principal balances of the various interest-earning and interest-bearing balance sheet instruments are shown in the time period where they are first subject to repricing, whether as a result of floating or adjustable rate contracts. Time deposits do not reprice and are presented according to their contractual maturity. Prime savings accounts reprice at management’s discretion when prime is below 5% and at 50% of the prime rate when prime is greater than 5%. In the table presented below, prime savings reprices in the within three months time frame. Regular savings, money management and NOW accounts do not have a contractual maturity date and are presented as repricing at the earliest date in which the deposit holder could withdraw the funds. All other borrowings are shown in the first period in which they could reprice. In the one-year time period, the pricing mismatch on a cumulative basis was liability sensitive $131.8 million or 26.7% of total interest-earning assets. Management has procedures in place to carefully monitor the Company’s interest rate sensitivity as the rate environment changes. It should also be noted that all interest rates do not adjust at the same velocity. As an example, the majority of the savings category listed below is priced on an adjustable basis. When prime is greater than 5%, it is fifty percent of the prime rate. Therefore, as the prime rate adjusts 100 basis points, the rate on this liability only adjusts 50 basis points. Moreover, varying interest rate environments can create unexpected changes in prepayment levels of assets and liabilities. Investments prepayments are reflected at their current prepayment speeds in the interest sensitivity analysis report. No other prepayments are reflected in the following interest sensitivity analysis report. Prepayments may have significant effects on the Company’s net interest margin. Hence, gap is only a general indicator of interest rate sensitivity and cannot be interpreted as an absolute measurement of the Company’s interest rate risk.

Interest Sensitivity Analysis

At December 31, 2005

	Within Three Months	After Three Through Six Months	After Six Through Twelve Months	Within One Year	One Year Through Five Years	Over Five Years	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$381,499	$26,329	$35,317	$443,145	$120,425	$37,665	$601,235
Investment securities	19,235	17,387	9,465	46,087	68,784	90,744	205,615
Federal funds sold	2,758	—	—	2,758	—	—	2,758
Interest-bearing deposits in other banks	512	500	—	1,012	—	—	1,012

Total interest-earning assets	$404,004	$44,216	$44,782	$493,002	$189,209	$128,409	$810,620

Interest-bearing liabilities:
Money management accounts	$37,719	$0	$0	$37,719	$0	$0	$37,719
Savings accounts	265,132	—	—	265,132	—	—	265,132
NOW accounts	100,692	—	—	100,692	—	—	100,692
Time deposits	52,081	20,320	48,811	121,212	37,670	4,145	163,027
Federal funds purchased / securities sold under repurchase ageements	67,013	—	—	67,013	—	—	67,013
Federal Home Loan Bank advances	22,000	—	—	22,000	24,000	6,000	52,000
Notes and bonds payable	1,000	—	—	1,000	—	—	1,000
Subordinated debentures	10,000	—	—	10,000	—	—	10,000

Total interest-bearing liabilities	$555,637	$20,320	$48,811	$624,768	$61,670	$10,145	$696,583

Period gap	$(151,633)	$23,896	$(4,029)	$(131,766)	$127,539	$118,264
Cumulative gap	$(151,633)	$(127,737)	$(131,766)	$(131,766)	$(4,227)	$114,037
Ratio of cumulative gap to total interest-earning assets	-18.71%	-15.76%	-16.25%	-26.73%	-0.52%	14.07%

Liquidity

Management of the Company’s liquidity position is closely related to the process of asset/liability management. Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to provide sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. The Company intends to meet its liquidity needs by managing cash and due from banks, federal funds sold and purchased, maturity of investment securities, principal repayments received from mortgage-backed securities and lines of credit as necessary. The Company maintains a line of credit with the Federal Home Loan Bank at 10% of the

Bank’s total assets. Federal Home Loan Bank advances are collateralized by eligible first mortgages, commercial real estate loans and investment securities. The Company maintains repurchase lines of credit with SunTrust Robinson Humphrey, Atlanta, Georgia, for advances up to $20.0 million and with The Bankers Bank, Atlanta, Georgia, for advances up to $10.0 million. At December 31, 2005, a $10.0 million repurchase agreement was outstanding with SunTrust Robinson Humphrey. The Company has a federal funds purchased accommodation with The Bankers Bank, Atlanta, Georgia, for advances up to $16.7 million and with SunTrust Bank, Atlanta, Georgia, for advances up to $10.0 million. Additionally, liquidity needs can be satisfied by the structuring of the maturities of investment securities and the pricing and maturities on loans and deposits offered to customers. The Company also uses retail securities sold under repurchase agreements to fund growth. Retail securities sold under repurchase agreements were $57.0 million at December 31, 2005.

Deposits

The Company’s average deposits and other borrowings increased $104.6 million or 17.1% from 2004 to 2005. Average interest-bearing liabilities increased $94.3 million or 17.7% while average noninterest-bearing deposits increased $10.3 million or 13.1% from 2004 to 2005. Average deposits and borrowings increased $63.4 million or 11.6% from 2003 to 2004. Average interest-bearing liabilities increased $54.4 million or 11.4% from 2003 to 2004, while average noninterest-bearing deposits increased $9.0 million or 12.9% during the same period. The majority of the growth in deposits reflects the Company’s strategy of consistently emphasizing deposit growth, as deposits are the primary source of funding for balance sheet growth. Borrowed funds consist of short-term borrowings, securities sold under agreements to repurchase with the Bank’s commercial customers and reverse repurchase agreements with SunTrust Robinson Humphrey, federal funds purchased, and borrowings from the Federal Home Loan Bank. Brokered certificates of deposit included in time deposits over $100,000 at December 31, 2005 and 2004 were $40.4 million and $34.9 million, respectively.

The following table presents the average amount outstanding and the average rate paid on deposits and borrowings by the Company for the years 2005, 2004 and 2003:

Average Deposit and Borrowing Balances and Rates

	Year ended December 31,
	2005		2004		2003
	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate

	(Dollars in thousands)
Noninterest-bearing demand deposits	$89,079	0.00%	$78,756	0.00%	$69,758	0.00%
Interest-bearing liabilities (1):
NOW accounts	87,982	0.89%	75,866	0.54%	64,006	0.55%
Savings, money management accounts	288,759	2.98%	236,306	1.54%	206,295	1.68%
Time deposits	145,209	3.08%	137,238	2.31%	125,809	2.73%
Federal funds purchased/securities sold under repurchase agreements	55,658	3.05%	46,541	1.40%	47,204	1.37%
Other borrowings	50,121	4.62%	37,488	4.79%	35,678	5.01%

Total interest-bearing liabilities	$627,729	2.85%	$533,439	1.81%	$478,992	2.02%

Total noninterest & interest-bearing liabilities	$716,808		$612,195		$548,750

(1)	Excludes subordinated debentures issued in December 2005 which had no effect on the average rate due to the timing of the issuance.

The following table presents the maturities of the Company’s time deposits over $100,000 at December 31, 2005:

Maturities of Time Deposits

(Dollars in thousands)

Time Certificates of Deposit of $100,000 or More
Months to Maturity
Within 3 months	$46,650
After 3 through 6 months	13,098
After 6 through 12 months	31,053

Within one year	90,801
After 12 months	31,209

Total	$122,010

This table indicates that the majority of time deposits of $100,000 or more have a maturity of less than twelve months. This is reflective of both the Company’s market and recent interest rate environments. Large time deposit customers tend to be extremely rate sensitive, making these deposits a volatile source of funding for liquidity planning purposes. However, dependent upon pricing, these deposits are virtually always available in the Company’s market. At December 31, 2005, the Bank had $18.6 million of brokered certificates of deposit that mature after 12 months. The Company does not have any time deposits of $100,000 or more that are not certificates of deposit.

Capital

Total stockholders’ equity was $63.6 million at December 31, 2005, increasing $4.6 million or 7.8% from the previous year. The increase was the combination of retained earnings, earnings less dividends paid, in the amount of $7.2 million, somewhat offset by a decrease in accumulated other comprehensive income of $2.6 million. The decrease in accumulated other comprehensive income represents an increase in unrealized losses in the available for sale investment portfolio. The Company purchased 2,200 shares of treasury stock in 2004, and 41,300 shares in 2000 at a cost of $62,000 and $507,000 respectively, which is shown as a reduction of stockholders’ equity. The Company issued 21,400 shares of treasury stock in 2005, and 6,000 shares in 2004 at a price of $263,000 and $72,000, respectively, for stock options which were exercised.

The Company’s average equity to average total assets was 7.85% in 2005 compared to 8.33% in 2004 and 8.40% in 2003. The decrease in 2005 and 2004 reflects the overall growth of the Company. Capital is considered to be adequate to meet present operating needs and anticipated future operating requirements. Management is not aware of any trends, events or uncertainties that are reasonably likely to have a material effect on the Company’s capital resources or operations. The following table presents the return on equity and assets for the years 2005, 2004 and 2003.

Return on Equity and Assets

	Years ended December 31,
	2005	2004	2003
Return on average total assets	1.27%	1.29%	1.31%
Return on average equity	16.15%	15.50%	15.62%
Average equity to average assets ratio	7.85%	8.33%	8.40%

At December 31, 2005, the Company was well above the minimum capital ratios required under the regulatory risk-based capital guidelines. The following table presents the capital ratios for the Company and the Bank.

ANALYSIS OF CAPITAL

	Required		Actual		Excess
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Southeastern Bank Financial Corporation
12/31/2005
Risk-based capital:
Tier 1 capital	$27,287	4.00%	$75,702	11.10%	$48,415	7.10%
Total capital	54,573	8.00%	84,236	12.35%	29,663	4.35%
Tier 1 leverage ratio	33,610	4.00%	75,702	9.01%	42,092	5.01%

12/31/2004
Risk-based capital:
Tier 1 capital	$22,648	4.00%	$58,479	10.33%	$35,831	6.33%
Total capital	45,297	8.00%	65,567	11.58%	20,270	3.58%
Tier 1 leverage ratio	27,913	4.00%	58,479	8.38%	30,566	4.38%

Georgia Bank & Trust Company
12/31/2005
Risk-based capital:
Tier 1 capital	$27,086	4.00%	$62,111	9.17%	$35,025	5.17%
Total capital	54,172	8.00%	70,584	10.42%	16,412	2.42%
Tier 1 leverage ratio	33,382	4.00%	62,111	7.44%	28,729	3.44%

12/31/2004
Risk-based capital:
Tier 1 capital	$22,586	4.00%	$55,564	9.84%	$32,978	5.84%
Total capital	45,172	8.00%	62,633	11.09%	17,461	3.09%
Tier 1 leverage ratio	27,851	4.00%	55,564	7.98%	27,713	3.98%

Cash Flows from Operating, Investing and Financing Activities

Net cash provided by operating activities was $6.1 million in 2005, a decrease of $4.7 million from 2004. The decrease is primarily attributable to lower volumes of real estate loans originated and sold in the secondary market. In 2005, cash provided by proceeds from sales of real estate loans decreased $17.5 million and was somewhat offset by a decrease of $10.2 million in cash used for real estate loans originated for sale. Net cash provided by operating activities was $10.9 million in 2004, a decrease of $10.5 million from 2003. This decrease is also the result of lower volumes of real estate loans originated and sold in the secondary market. Net proceeds on sales of real estate loans provided net cash flows of $4.9 million in 2004, a decrease of $14.2 million over 2003. The related gain on sales of loans was $5.7 million in 2004 compared to $8.9 million in 2003.

Net cash used in investing activities increased $89.9 million in 2005 to $158.3 million. Net changes in the investment securities portfolio resulted in a $53.1 million increase in cash used. Loan growth of $100.6 million caused an increase in cash used of $38.6 million for 2005. Net cash used in investing activities decreased $7.6 million in 2004 to $68.3 million. Net changes in the investment securities portfolio resulted in a $19.4 million decrease in cash used. An additional decrease in cash used resulted from no purchase of Bank-owned life insurance in 2004, compared to an $8.0 million purchase in 2003. These decreases were partially offset by a $14.6 million increase in cash used for loan growth of $62.0 million in 2004.

Net cash provided by financing activities in 2005 was $148.7 million, an increase of $80.9 million from 2004. Net cash provided by changes in deposits accounts increased $34.0 million in 2005 to $106.9 million. Federal funds purchased and securities sold under repurchase agreements provided cash flows of $22.4 million in 2005, an increase of $34.8 million over 2004. Advances from Federal Home Loan Bank increased $7.0 million in 2005, partially offset by repayments of $5.0 million in 2005 compared to no repayments in 2004. A new issuance of subordinated debentures provided $10.0 million in cash flows in 2005. Net cash provided by financing activities in 2004 was $67.8 million, an increase of $14.6 million from 2003. Net cash provided by changes in deposits accounts increased $28.4 million in 2004 but was substantially offset by a decrease of $26.4 million in federal funds purchased and securities sold under repurchase agreements. Advances from Federal Home Loan Bank provided cash flows of $10.0 million in 2004 and there were no repayments in 2004, compared to repayments of $5.0 million in 2003.

Forward-Looking Statements

The Company may from time to time make written or oral forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission (the “Commission”) and its reports to shareholders. Statements made in such documents, other than those concerning historical information, should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The Company’s actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors, including unanticipated changes in the Bank’s local economy, the national economy, governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values and securities portfolio values; difficulties in interest rate risk management; the effects of competition in the banking business; difficulties in expanding the Bank’s business into new markets; changes in governmental regulation relating to the banking industry, including regulations relating to branching and acquisitions; failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans; and other factors. The Company cautions that such factors are not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, the Company.

Recent Accounting Pronouncements

SFAS No. 123 (Revised 2004), Accounting for Stock-Based Compensation, will require most public entities, effective at the beginning of the first annual period beginning after June 15, 2005, to compute the fair value of options at the date of grant and to recognize such costs as compensation expense immediately if there is no vesting period or ratably over the vesting period of the options. Due to the April 15, 2005, deferral of the effective date to the beginning of the first annual period beginning after June 15, 2005, the Bank has chosen not to adopt the cost recognition principles of this statement for 2005. If the Bank had chosen to adopt these principles, an annual expense of $242,000 would be recorded for the year ending 2005. Based on the options outstanding as of December 31, 2005, the expense would be $274,000 in 2006 and then decline in succeeding years as the options fully vest. The Bank will adopt SFAS No. 123 (Revised 2004) as of January 1, 2006.

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

The following tables present all rate sensitive assets and liabilities by contractual amounts and maturity dates. Cash flows from mortgage backed securities reflect anticipated prepayments. For core deposits, without a contractual maturity date, cash flows are based on the earliest date at which the deposit holder could withdraw the funds. The fair value of rate sensitive assets and liabilities is presented in total. The fair value of investment securities is based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. The fair value of loans is calculated using discounted cash flows by loan type. The discount rate used to determine the present value of the loan portfolio is an estimated market rate that reflects the credit and interest rate risk inherent in the loan portfolio. Fair values for certificates of deposit have been determined using discounted cash flows. The discount rate used is based on estimated market rates for deposits of similar remaining maturities. The carrying amounts of all other deposits, securities sold under repurchase agreements and variable interest rate borrowings approximated their fair values. The fair value of the Federal Home Loan Bank borrowings is obtained from the Federal Home Loan Bank and is calculated by discounting contractual cash flows using an estimated interest rate based on the current rates available to the Bank for debt of similar remaining maturities and collateral terms.

Market Risk at December 31, 2005

(Dollars in thousands)	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value

Rate Sensitive Assets:
Fixed interest rate loans	88,531	52,147	22,846	8,640	5,760	34,108	212,032	209,597
Average interest rate	6.76%	6.82%	7.15%	7.14%	6.91%	6.38%	6.78%

Variable interest rate loans	243,630	55,221	15,627	6,808	7,332	60,585	389,203	389,203
Average interest rate	7.58%	7.41%	7.34%	7.36%	7.32%	6.48%	7.37%

Fixed interest rate securities	30,423	18,502	17,815	12,054	15,100	90,986	184,880	185,001
Average interest rate	5.20%	4.64%	4.64%	4.70%	4.65%	4.60%	4.72%

Variable interest rate securities	3,273	2,271	1,576	1,093	759	11,764	20,736	20,736
Average interest rate	3.93%	3.93%	3.93%	3.93%	3.93%	4.81%	4.43%

Variable federal funds sold	2,758	—	—	—	—	—	2,758	2,758
Average interest rate	4.02%	0.00%	0.00%	0.00%	0.00%	0.00%	4.02%

Fixed interest-bearing deposits in other banks	1,012	—	—	—	—	—	1,012	1,012
Average interest rate	3.54%	0.00%	0.00%	0.00%	0.00%	0.00%	3.54%

Rate Sensitive Liabilities:
Noninterest-bearing deposits	97,084	—	—	—	—	—	97,084	97,084
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Money market accounts	37,719	—	—	—	—	—	37,719	37,719
Average interest rate	3.43%	0.00%	0.00%	0.00%	0.00%	0.00%	3.43%

Savings accounts	265,132	—	—	—	—	—	265,132	265,132
Average interest rate	3.47%	0.00%	0.00%	0.00%	0.00%	0.00%	3.47%

NOW accounts	100,692	—	—	—	—	—	100,692	100,692
Average interest rate	1.21%	0.00%	0.00%	0.00%	0.00%	0.00%	1.21%

Fixed interest rate time deposits < $100M	30,411	5,907	1,293	1,058	1,961	387	41,017	40,882
Average interest rate	3.63%	4.08%	3.47%	3.71%	4.31%	1.37%	3.70%

Fixed interest rate time deposits > $100M	90,802	24,709	969	319	1,453	3,758	122,010	121,963
Average interest rate	3.50%	4.24%	3.71%	3.54%	4.53%	4.44%	3.69%

Securities sold under repurchase agreements	67,013	—	—	—	—	—	67,013	67,013
Average interest rate	4.06%	0.00%	0.00%	0.00%	0.00%	0.00%	4.06%

Fixed Federal Home Loan Bank borrowings	—	—	—	—	24,000	6,000	30,000	28,723
Average interest rate	0.00%	0.00%	0.00%	0.00%	5.86%	4.80%	5.65%

Variable Federal Home Loan Bank borrowings	5,000	—	—	—	11,000	6,000	22,000	22,039
Average interest rate	3.91%	0.00%	0.00%	0.00%	3.35%	3.54%	3.53%

TT&L note borrowings	1,000	—	—	—	—	—	1,000	1,000
Average interest rate	2.42%	0.00%	0.00%	0.00%	0.00%	0.00%	2.42%

Subordinated debentures	—	—	—	—	—	10,000	10,000	10,000
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	5.94%	5.94%

Market Risk at December 31, 2004

(Dollars in thousands)	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Rate Sensitive Assets:
Fixed interest rate loans	70,909	31,975	20,251	6,449	3,088	16,118	148,790	147,666
Average interest rate	6.51%	6.72%	6.64%	7.20%	6.83%	6.09%	6.56%

Variable interest rate loans	200,634	55,568	25,790	8,218	6,897	48,273	345,380	345,380
Average interest rate	5.69%	5.64%	5.59%	5.63%	5.57%	5.64%	5.66%

Fixed interest rate securities	15,819	14,915	8,588	7,970	8,388	79,368	135,048	135,269
Average interest rate	4.28%	4.80%	4.22%	4.27%	4.38%	4.43%	4.43%

Variable interest rate securities	3,343	2,575	1,984	1,529	1,178	10,756	21,365	21,365
Average interest rate	3.59%	3.59%	3.59%	3.59%	3.59%	3.90%	3.75%

Variable federal funds sold	12,326	—	—	—	—	—	12,326	12,326
Average interest rate	2.01%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Fixed interest-bearing deposits in other banks	512	—	—	—	—	—	512	512
Average interest rate	1.97%	0.00%	0.00%	0.00%	0.00%	0.00%	1.97%

Rate Sensitive Liabilities:
Noninterest-bearing deposits	80,798	—	—	—	—	—	80,798	80,798
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Money market accounts	25,143	—	—	—	—	—	25,143	25,143
Average interest rate	1.84%	0.00%	0.00%	0.00%	0.00%	0.00%	1.84%

Savings accounts	225,533	—	—	—	—	—	225,533	225,533
Average interest rate	2.15%	0.00%	0.00%	0.00%	0.00%	0.00%	2.15%

NOW accounts	80,418	—	—	—	—	—	80,418	80,418
Average interest rate	0.63%	0.00%	0.00%	0.00%	0.00%	0.00%	0.63%

Fixed interest rate time deposits < $100M	15,782	17,458	1,886	1,069	1,428	434	38,057	38,180
Average interest rate	1.87%	2.52%	4.21%	3.25%	3.69%	0.59%	2.38%

Fixed interest rate time deposits > $100M	80,160	21,403	4,092	928	151	102	106,836	106,925
Average interest rate	2.13%	2.44%	3.51%	3.60%	3.00%	1.24%	2.26%

Securities sold under repurchase agreements	44,581	—	—	—	—	—	44,581	44,581
Average interest rate	2.08%	0.00%	0.00%	0.00%	0.00%	0.00%	2.08%

Fixed Federal Home Loan Bank borrowings	—	—	—	—	—	30,000	30,000	27,267
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	5.65%	5.65%

Variable Federal Home Loan Bank borrowings	—	5,000	5,000	0	—	—	10,000	9,979
Average interest rate	0.00%	2.52%	2.02%	0.00%	0.00%	0.00%	2.27%

TT&L note borrowings	900	—	—	—	—	—	900	900
Average interest rate	1.78%	0.00%	0.00%	0.00%	0.00%	0.00%	1.78%

Item 8. Financial Statements and Supplementary Data

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARY

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Southeastern Bank Financial Corporation

We have audited the accompanying consolidated balance sheet of Southeastern Bank Financial Corporation and subsidiary (the Company) as of December 31, 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of the Company as of and for the years ended December 31, 2004 and 2003, were audited by other auditors whose report dated March 14, 2005, expressed an unqualified opinion on those statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31 2005, and the results of its operations and its cash flows for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Southeastern Bank Financial Corporation’s internal control over financial reporting as of December 31, 2005, based criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2006 expressed an unqualified opinion thereon.

Crowe Chizek and Company LLC

Brentwood, Tennessee

March 7, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Southeastern Bank Financial Corporation:

We have audited the accompanying consolidated balance sheet of Southeastern Bank Financial Corporation (formerly Georgia Bank Financial Corporation) and subsidiary as of December 31, 2004, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southeastern Bank Financial Corporation and subsidiary as of December 31, 2004, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

KPMG LLP

Atlanta, Georgia,

March 14, 2005

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets

December 31, 2005 and 2004

	2005	2004
Assets
Cash and due from banks	$18,792,799	13,186,173
Federal funds sold	2,758,000	12,326,000
Interest-bearing deposits in other banks	1,012,257	512,024

Cash and cash equivalents	22,563,056	26,024,197

Investment securities:
Available-for-sale	197,551,996	149,093,369
Held-to-maturity, at cost (fair values of $3,897,341 and $3,997,361 at December 31, 2005 and 2004, respectively)	3,776,040	3,776,428
Loans held for sale	22,146,834	14,778,614
Loans	579,087,791	479,391,209
Less allowance for loan losses	9,124,801	7,930,366

Loans, net	569,962,990	471,460,843

Premises and equipment, net	21,376,183	18,437,500
Accrued interest receivable	4,624,023	3,638,247
Goodwill, net	139,883	139,883
Bank-owned life insurance	11,863,276	11,463,591
Restricted equity securities	4,287,481	3,543,721
Other assets	5,985,477	4,160,918

	$864,277,239	706,517,311

	2005	2004
Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$97,083,931	80,798,355
Interest-bearing:
NOW accounts	100,692,388	80,417,657
Savings	265,131,754	225,533,029
Money management accounts	37,719,408	25,142,955
Time deposits over $100,000	122,009,813	106,835,743
Other time deposits	41,017,555	38,056,932

	663,654,849	556,784,671
Federal funds purchased and securities sold under repurchase agreements	67,013,416	44,581,259
Advances from Federal Home Loan Bank	52,000,000	40,000,000
Other borrowed funds	1,000,000	900,000
Accrued interest payable and other liabilities	7,025,767	5,271,556
Subordinated debentures	10,000,000	—

Total liabilities	800,694,032	647,537,486

Stockholders’ equity:
Common stock, $3.00 par value; 10,000,000 shares authorized; 5,279,241 and 5,287,100 shares issued in 2005 and 2004, respectively; 5,263,144 and 5,249,604 shares outstanding in 2005 and 2004, respectively	15,837,723	15,861,300
Additional paid-in capital	34,138,876	34,375,510
Retained earnings	16,099,414	8,878,633
Treasury stock, at cost; 16,097 and 37,496 shares in 2005 and 2004, respectively	(233,898)	(497,127)
Accumulated other comprehensive (loss) income, net	(2,258,908)	361,509

Total stockholders’ equity	63,583,207	58,979,825

	$864,277,239	706,517,311

See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Income

Years ended December 31, 2005, 2004, and 2003

	2005	2004	2003
Interest income:
Loans, including fees	$38,897,578	28,235,160	25,839,796
Investment securities:
Taxable	7,206,167	6,495,443	5,913,773
Tax-exempt	767,340	543,818	491,350
Federal funds sold	380,453	72,941	88,506
Interest-bearing deposits in other banks	25,598	3,293	3,517

Total interest income	47,277,136	35,350,655	32,336,942

Interest expense:
Deposits (including interest on time deposits over $100,000 of $3,386,531, $2,382,174, and $2,490,017 in 2005, 2004, and 2003, respectively)	13,873,143	7,222,141	7,251,075
Federal funds purchased and securities sold under repurchase agreements	1,697,219	651,185	645,949
Other borrowings	2,314,911	1,797,163	1,788,137

Total interest expense	17,885,273	9,670,489	9,685,161

Net interest income	29,391,863	25,680,166	22,651,781
Provision for loan losses	1,841,435	1,588,426	1,694,141

Net interest income after provision for loan losses	27,550,428	24,091,740	20,957,640

Noninterest income:
Service charges and fees on deposits	5,363,306	4,924,629	4,514,269
Gain on sales of loans	5,088,557	5,705,051	8,875,410
Investment securities losses, net	(85,666)	(101,990)	(203,325)
Retail investment income	454,710	444,479	279,717
Trust services fees	642,016	554,331	353,115
Increase in cash surrender value of bank-owned life insurance	399,685	491,958	324,882
Miscellaneous income	514,999	443,017	378,420

Total noninterest income	12,377,607	12,461,475	14,522,488

Noninterest expense:
Salaries	12,451,873	11,649,152	12,428,169
Employee benefits	3,079,548	2,905,631	2,904,002
Occupancy expenses	2,730,594	2,622,953	2,394,793
Other operating expenses	6,757,077	6,566,480	5,837,064

Total noninterest expense	25,019,092	23,744,216	23,564,028

Income before income taxes	14,908,943	12,808,999	11,916,100
Income tax expense	4,954,734	4,104,723	3,982,999

Net income	$9,954,209	8,704,276	7,933,101

Basic net income per share	$1.89	1.66	1.51
Diluted net income per share	1.86	1.63	1.48
Weighted average common shares outstanding	5,257,904	5,247,901	5,247,204
Weighted average number of common and common equivalent shares outstanding	5,350,384	5,323,924	5,359,815

See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

Years ended December 31, 2005, 2004, and 2003

							Accumulated other comprehensive income (loss), net
		Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Total stockholders’ equity
	Comprehensive income	Number of shares	Amount
Balance, December 31, 2002		4,808,102	$14,424,306	23,374,772	7,471,434	(507,360)	1,984,908	46,748,060
Comprehensive income:
Net income	$7,933,101	—	—	—	7,933,101	—	—	7,933,101
Other comprehensive loss – unrealized loss on investment securities available for sale, net of income tax effect of ($505,571)	(981,402)	—	—	—	—	—	(981,402)	(981,402)

Total comprehensive income	$6,951,699

Stock dividend – 10%		480,398	1,441,194	11,049,154	(12,490,348)	—	—	—
Cash paid for fractional shares		—	—	—	(10,712)	—	—	(10,712)

Balance, December 31, 2003		5,288,500	$15,865,500	34,423,926	2,903,475	(507,360)	1,003,506	53,689,047

Comprehensive income:
Net income	$8,704,276	—	—	—	8,704,276	—	—	8,704,276
Other comprehensive loss – unrealized loss on investment securities available for sale, net of income tax effect of ($330,725)	(641,997)	—	—	—	—	—	(641,997)	(641,997)

Total comprehensive income	$8,062,279

Cash dividends ($0.52 per common share)		—	—	—	(2,729,118)	—	—	(2,729,118)
Stock options exercised, issued from treasury stock		—	—	(14,466)	—	72,276	—	57,810
Purchase of treasury stock		—	—	—	—	(62,043)	—	(62,043)
Retirement of common stock		(1,400)	(4,200)	(33,950)	—	—	—	(38,150)

Balance, December 31, 2004		5,287,100	$15,861,300	34,375,510	8,878,633	(497,127)	361,509	58,979,825

Comprehensive income:
Net income	$9,954,209	—	—	—	9,954,209	—	—	9,954,209
Other comprehensive loss – unrealized loss on investment securities available for sale, net of income tax effect of ($1,349,912)	(2,620,417)	—	—	—	—	—	(2,620,417)	(2,620,417)

Total comprehensive income	$7,333,792

Cash dividends ($0.52 per common share)		—	—	—	(2,733,428)	—	—	(2,733,428)
Stock options exercised, issued from treasury stock	—	—	26,720	—	263,229	—	289,949
Retirement of common stock		(7,859)	(23,577)	(263,354)	—	—	—	(286,931)

Balance, December 31, 2005		5,279,241	$15,837,723	34,138,876	16,099,414	(233,898)	(2,258,908)	63,583,207

		Disclosure of reclassification amount
		2005	2004	2003
Unrealized holding losses arising during period, net of taxes		$(2,676,957)	(709,310)	(1,115,597)
Reclassification adjustment for losses included in net income, net of taxes		56,540	67,313	134,195

Net unrealized losses in securities		$(2,620,417)	(641,997)	(981,402)

See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years ended December 31, 2005, 2004, and 2003

	2005	2004	2003
Cash flows from operating activities:
Net income	$9,954,209	8,704,276	7,933,101
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,454,503	1,335,362	1,279,202
Deferred income tax benefit	(617,633)	(204,160)	(759,360)
Provision for loan losses	1,841,435	1,588,426	1,694,141
Net investment securities losses	85,666	101,990	203,325
Net amortization of premium on investment securities	311,604	411,722	745,988
Increase in cash surrender value of bank-owned life insurance	(399,685)	(491,958)	(324,882)
Loss (gain) on disposal of premises and equipment	7,278	2,365	(6,312)
Loss on the sale of other real estate	7,888	3,728	4,306
Gain on sales of loans	(5,088,557)	(5,705,051)	(8,875,410)
Real estate loans originated for sale	(264,726,917)	(274,939,497)	(374,275,713)
Proceeds from sales of real estate loans	262,447,254	279,913,014	393,400,641
(Increase) decrease in accrued interest receivable	(985,776)	146,641	(96,258)
Decrease (increase) in other assets	89,557	(46,790)	(212,965)
Increase in accrued interest and other liabilities	1,754,211	48,202	683,386

Net cash provided by operating activities	6,135,037	10,868,270	21,393,190

Cash flows from investing activities:
Proceeds from sales of available for sale securities	23,852,712	40,304,730	49,788,193
Proceeds from sales of held to maturity securities	—	550,000	—
Proceeds from maturities of available for sale securities	24,281,923	47,852,287	57,801,211
Proceeds from maturities of held to maturity securities	—	1,168,000	700,000
Purchase of available for sale securities	(100,960,474)	(89,633,987)	(127,446,982)
Purchase of restricted equity securities	(968,759)	(1,309,000)	—
Proceeds from redemption of FHLB stock	225,000	—	—
Net increase in loans	(100,569,887)	(62,006,652)	(47,398,926)
Purchase of Bank-owned life insurance	—	—	(8,000,000)
Additions to premises and equipment	(4,402,964)	(5,574,879)	(1,667,783)
Proceeds from sale of other real estate	271,846	259,476	209,491
Proceeds from sale of premises and equipment	2,500	50,195	27,337

Net cash used in investing activities	(158,268,103)	(68,339,830)	(75,987,459)

(continued)

(continued)

	2005	2004	2003
Cash flows from financing activities:
Net increase in deposits	106,870,178	72,832,869	44,395,101
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	22,432,157	(12,387,495)	13,981,073
Proceeds from other borrowed funds	100,000	100,000	—
Advances from Federal Home Loan Bank	17,000,000	10,000,000	—
Payments of Federal Home Loan Bank advances	(5,000,000)	—	(5,000,000)
Proceeds from subordinated debentures	10,000,000	—	—
Principal payments on other borrowed funds	—	—	(200,000)
Purchase of treasury stock	—	(62,043)	—
Payment of cash dividends	(2,733,428)	(2,729,118)	—
Proceeds from stock options exercised, net of stock redeemed	3,018	19,660	—
Cash paid for fractional shares	—	—	(10,712)

Net cash provided by financing activities	148,671,925	67,773,873	53,165,462

Net (decrease) increase in cash and cash equivalents	(3,461,141)	10,302,313	(1,428,807)
Cash and cash equivalents at beginning of year	26,024,197	15,721,884	17,150,691

Cash and cash equivalents at end of year	$22,563,056	26,024,197	15,721,884

Supplemental disclosures of cash paid during the year for:
Interest	$17,310,768	9,721,549	9,968,518
Income taxes	5,046,258	4,571,000	4,543,500
Supplemental information on noncash investing activities:
Loans transferred to other real estate	$226,305	311,905	218,525

See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003

(1)	Summary of Significant Accounting Policies

Southeastern Bank Financial Corporation and subsidiary (collectively the Company) offer a wide range of lending services, including real estate, commercial, and consumer loans to individuals and small to medium-sized businesses and professionals that are located in, or conduct a substantial portion of their business in, the Richmond and Columbia Counties area of Georgia. The Company is subject to competition from other financial institutions and is also subject to the regulations of certain Federal and state agencies and undergoes periodic examinations by those regulatory authorities.

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The following is a description of the more significant of those policies the Company follows in preparing and presenting its consolidated financial statements.

(a)	Basis of Presentation

The consolidated financial statements include the accounts of Southeastern Bank Financial Corporation and its wholly owned subsidiary, Georgia Bank & Trust Company of Augusta. Significant intercompany transactions and accounts are eliminated in consolidation.

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

A substantial portion of the Company’s loans are secured by real estate in Augusta, Georgia, and the surrounding area. Accordingly, the ultimate collectibility of a substantial portion of the Company’s loan portfolio is susceptible to changes in real estate market conditions in the Augusta, Georgia, and surrounding area.

(b)	Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, Federal funds sold, and short-term interest-bearing deposits in other banks. Generally, Federal funds are sold for one-day periods. Net cash flows are reported for loan and deposit transactions and for short term borrowings with an original maturity of 90 days or less.

68	(Continued)

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003

(c)	Investment Securities

The Company classifies its investment securities into one of two categories: available for sale and held to maturity. Held to maturity securities are those securities for which the Company has the ability and intent to hold the security until maturity. All other securities are classified as available for sale.

Held to maturity securities are recorded at cost adjusted for the amortization or accretion of premiums or discounts. Available for sale securities are recorded at fair value. Unrealized holding gains and losses, net of related tax effects, on securities available for sale are excluded from earnings and are reported within stockholders’ equity as a component of accumulated other comprehensive income (loss) until realized.

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

Loans are stated at the amount of unpaid principal outstanding less unearned loan fees, reduced by an allowance for loan losses. Interest on loans is calculated using the simple interest method. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the straight line method without anticipating prepayments. Accrual of interest is generally discontinued on loans that become past due 90 days or more. These loans are classified as nonaccrual, even though the presence of collateral or the borrower’s financial strength may be sufficient to provide for ultimate repayment. When a loan is placed on nonaccrual status, all previously accrued but uncollected interest is reversed against current period interest income. Future collections are applied first to principal and then to interest until such loans are brought current, at which time loans may be returned to accrual status.

69	(Continued)

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003

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

The Company accounts for impaired loans under the provisions of SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures. Management, considering current information and events regarding a borrowers’ ability to repay its obligations, considers a loan to be impaired if it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The amount of impairment is generally measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate. If the loan is collateral-dependent, the fair value of the collateral less estimated selling costs is used to determine the amount of impairment. Specific guidance from bank regulators is also considered. Impairment losses are included in the allowance for loan losses through a charge to the provision for losses on loans. The accounting for impaired loans described above applies to all loans, except for large pools of smaller-balance, homogeneous loans that are collectively evaluated for impairment, loans that are measured at fair value or at the lower of cost or fair value, and debt securities. The allowance for loan losses for loans not considered impaired and for large pools of smaller-balance, homogeneous loans is established through consideration of such factors as changes in the nature and volume of the portfolio, overall portfolio quality, individual risk rating, adequacy of the underlying collateral, loan concentrations, historical charge-off trends, and economic conditions that may affect the borrowers’ ability to pay. Cash receipts on impaired

70	(Continued)

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003

loans for which the accrual of interest has been discontinued are applied first to reduce the principal amount of such loans until all contractual principal payments have been brought current.

The Company originates mortgages to be held for sale only for loans that have been individually pre-approved by the investor. The Company bears minimal interest rate risk on these loans and only holds the loans temporarily until documentation can be completed to finalize sale to the investor. Such loans are stated at the lower of cost or aggregate fair value. Under SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, loan commitments that relate to the origination of mortgage loans that will be held for sale, commonly referred to as interest rate lock commitments, must be accounted for as derivatives by the issuer of the commitment. Forward sales commitments to the investor are made at the same time and have identical terms as the mortgage loan commitments to the customers. These forward sales commitments are also derivatives. Upon closing of the loan with the customer, Georgia Bank & Trust accounts for the forward sales commitments on loans held for sale as a hedge. Once a loan is closed with the customer, it is funded by the investor, in no more than fifteen days. We have determined this hedge is effective because the gain that is unrealized, but embedded, upon closing the loan with the customer is exactly realized when the loan is funded from the investor. Fair values of these derivatives as of December 31, 2005 and 2004 were insignificant.

(e)	Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line basis over the estimated useful lives of the related assets, which range from three to forty years. Premises and equipment and other long term assets are reviewed for impairment when events indicate their carrying amounts may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

(f)	Other Real Estate

Other real estate is carried at the lower of its cost or fair value less estimated costs to sell. Any excess of the loan balance at the time of foreclosure over the fair value of the collateral is treated as a loan loss and is charged against the allowance for loan losses. A provision for estimated losses on other real estate is charged to earnings upon subsequent declines in value. Costs related to the development and improvement of property are capitalized; holding costs are charged to expense. The carrying values of other real estate as of December 31, 2005 and 2004 were $0 and $53,000, respectively.

71	(Continued)

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003

(g)	Goodwill

SFAS No. 142, Goodwill and Other Intangible Assets eliminated amortization of goodwill and intangible assets that have indefinite useful lives and requires annual tests of impairments of those assets. The Company’s goodwill is not considered impaired at December 31, 2005.

(h)	Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS No. 148 also amends Accounting Principles Board (APB) Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in the interim financial information. The Company adopted the provisions of SFAS No. 148 effective December 31, 2002. In December 2004, the FASB amended SFAS 123 to SFAS No. 123 (Revised 2004), Accounting for Stock-Based Compensation, which required most public entities, effective for the interim or annual periods beginning after June 15, 2005, to compute the fair value of options at the date of grant and to recognize such costs as compensation expense immediately if there is no vesting period or ratably over the vesting period of the options. Due to the April 15, 2005, deferral of the effective date to the beginning of the first annual period beginning after June 15, 2005, the Company has chosen not to adopt the cost recognition principles of this statement for 2005. The Company will adopt SFAS No. 123 (Revised 2004) as of January 1, 2006.

The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plans. Accordingly, compensation cost is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. Had compensation cost been determined based upon the fair value of the options at the grant dates consistent with the method recommended by SFAS No. 123, on a pro forma basis, the Company’s net income and income per share for the years ended December 31, 2005, 2004 and 2003 is indicated below:

72	(Continued)

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003

	2005	2004	2003
Net income	$9,954,209	8,704,276	7,933,101
Deduct: Total stock-based compensation expense determined under fair value based method, net of related tax effect	(241,554)	(208,430)	(157,625)

Pro forma	$9,712,655	8,495,846	7,775,476

Basic net income per share:
As reported	$1.89	1.66	1.51
Pro forma	1.85	1.62	1.48
Diluted net income per share:
As reported	1.86	1.63	1.48
Pro forma	1.83	1.60	1.45

The fair value of each option grant is estimated on the date of grant using a minimum value option price assessment with weighted average assumptions used and estimated fair values as follows:

	2005	2004	2003
Options granted	51,500	5,000	64,300
Risk-free interest rate	4.25%	4.18%	4.13%
Dividend yield	2.00%	2.00%	0.00%
Expected life at date of grant	8.54 years	10 years	10 years
Volatility	31.18%	29.45%	38.59%
Weighted average grant-date fair value	$12.64	$10.17	$12.85

(i)	Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A deferred tax valuation allowance is provided to the extent it is more likely than not that deferred tax assets will not be realized.

(j)	Income Per Share

Basic net income per share is computed on the weighted average number of shares outstanding in accordance with SFAS No. 128, Earnings Per Share. Diluted net

73	(Continued)

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003

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

	December 31,
	2005	2004	2003
Weighted average common shares outstanding	5,257,904	5,247,901	5,247,204
Effect of stock options	92,480	76,023	112,611

Weighted average number of common and common equivalent shares outstanding	5,350,384	5,323,924	5,359,815

(k)	Other Comprehensive Income (Loss)

Other comprehensive income (loss) for the Company consists of items recorded directly in equity under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.

(l)	Segment Disclosures

SFAS No. 131 establishes standards for the disclosures made by public business enterprises to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company operates as a single segment.

(m)	Recent Accounting Pronouncements

SFAS No. 123 (Revised 2004), Accounting for Stock-Based Compensation, will require most public entities, effective at the beginning of the first annual period beginning after June 15, 2005, to compute the fair value of options at the date of grant and to recognize such costs as compensation expense immediately if there is no

74	(Continued)

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003

vesting period or ratably over the vesting period of the options. Due to the April 15, 2005, deferral of the effective date to the beginning of the first annual period beginning after June 15, 2005, the Company has chosen not to adopt the cost recognition principles of this statement for 2005. If the Company had chosen to adopt these principles, an annual expense of $242,000 would be recorded for the year ending 2005. Based on the options outstanding as of December 31, 2005, the expense would be $274,000 in 2006 and then decline in succeeding years as the options fully vest. The Company will adopt SFAS No. 123 (Revised 2004) as of January 1, 2006.

(n)	Bank Owned Life Insurance

The Company has purchased life insurance policies on certain executives. Bank owned life insurance is recorded as its cash surrender value or the amount that can be realized at the balance sheet date.

(o)	Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are reported as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the consolidated financial statements.

Some items in the prior period financial statements were reclassified to conform to the current presentation.

(2)	Cash and Due From Banks

The subsidiary bank is required by the Federal Reserve Bank to maintain average daily cash balances. These required balances were $663,000 at December 31, 2005 and $759,000 at December 31, 2004.

75	(Continued)

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003

(3)	Investment Securities

A summary of investment securities as of December 31, 2005 and 2004 is as follows:

	2005
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held to maturity:
Obligations of states and political subdivisions	$3,776,040	121,301	—	3,897,341

	$3,776,040	121,301	—	3,897,341

Available for sale:
Obligations of U.S. Government agencies	$68,646,172	—	(1,103,512)	67,542,660
Obligations of states and political subdivisions	19,641,196	86,044	(213,504)	19,513,736
Mortgage-backed securities	92,983,634	4,392	(2,296,405)	90,691,621
Corporate bonds	9,070,990	167,822	(91,579)	9,147,233
Trust preferred securities	10,132,592	101,974	(77,820)	10,156,746
Equity securities	500,000	—	—	500,000

	$200,974,584	360,232	(3,782,820)	197,551,996

	2004
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held to maturity:
Obligations of states and political subdivisions	$3,776,428	220,933	—	3,997,361

	$3,776,428	220,933	—	3,997,361

Available for sale:
Obligations of U.S. Government agencies	$42,444,647	145,535	(187,649)	42,402,533
Obligations of states and political subdivisions	12,581,774	269,199	(10,352)	12,840,621
Mortgage-backed securities	72,703,436	353,475	(488,805)	72,568,106
Corporate bonds	13,761,343	416,293	(27,452)	14,150,184
Trust preferred securities	6,554,428	115,163	(37,666)	6,631,925
Equity securities	500,000	—	—	500,000

	$148,545,628	1,299,665	(751,924)	149,093,369

76	(Continued)

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003

The following tables show investments available for sale with an unrealized loss at December 31, 2005 and 2004 for which an other than temporary impairment has not been recognized.

	December 31, 2005
	Less than 12 months		12 months or longer		Total
	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss
Obligations of U.S. Government agencies	$47,605,504	520,702	19,937,156	582,810	67,542,660	1,103,512
Obligations of states and political subdivisions	13,338,901	213,504	—	—	13,338,901	213,504
Mortgage-backed securities	57,946,156	1,249,092	30,478,847	1,047,313	88,425,003	2,296,405
Corporate bonds	—	—	3,946,394	91,579	3,946,394	91,579
Trust preferred securities	2,049,081	35,867	999,015	41,953	3,048,096	77,820

	$120,939,642	2,019,165	55,361,412	1,763,655	176,301,054	3,782,820

	December 31, 2004
	Less than 12 months		12 months or longer		Total
	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss
Obligations of U.S. Government agencies	$14,009,201	101,568	3,902,500	86,081	17,911,701	187,649
Obligations of states and political subdivisions	861,230	7,601	599,004	2,751	1,460,234	10,352
Mortgage-backed securities	36,252,555	331,710	5,775,749	157,095	42,028,304	488,805
Corporate bonds	5,553,181	27,452	—	—	5,553,181	27,452
Trust preferred securities	2,006,875	37,666	—	—	2,006,875	37,666

	$58,683,042	505,997	10,277,253	245,927	68,960,295	751,924

At December 31, 2005, there were thirty-one obligations of U.S. government agencies, twenty-seven obligations of states and political subdivisions, fifty-one mortgage-backed securities, and two trust preferred securities with an unrealized loss for less than 12 months. There were eighteen obligations of U.S. government agencies, thirty-nine mortgage-backed securities, four corporate bonds, and two trust preferred securities with an unrealized loss for longer than 12 months. The total estimated fair value of the securities with an unrealized loss at December 31, 2005 represented 97.9% of the book value. Unrealized losses have not been recognized into income because the issuers are either obligations of the U.S. government or are of high credit quality. Also, the decline in fair value is largely due to changes in interest rates and the fair value is expected to recover as the obligations approach maturity.

77	(Continued)

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003

The amortized cost and estimated fair value of securities held to maturity and available for sale, other than equity and trust preferred securities, as of December 31, 2005, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities held to maturity		Securities available for sale
	Amortized cost	Estimated fair value	Amorized Cost	Estimated fair value
One year or less	$804,898	807,815	16,923,616	16,876,143
After one year through five years	931,307	957,025	21,766,476	21,624,465
After five years through ten years	1,537,948	1,608,661	32,149,511	31,536,957
After ten years	501,887	523,840	26,518,755	26,166,064

	3,776,040	3,897,341	97,358,358	96,203,629
Mortgage-backed securities	—	—	92,983,634	90,691,621

	$3,776,040	3,897,341	190,341,992	186,895,250

Proceeds from sales of securities available for sale during 2005, 2004, and 2003 were $23,852,712, $40,304,730, and $49,788,193, respectively. Gross realized gains of $45,636, $181,620, and $253,013 were realized on those sales in 2005, 2004, and 2003, respectively, and gross realized losses of $131,302, $337,403, and $456,338, were realized on those sales in 2005, 2004, and 2003, respectively.

During the third quarter of 2004, the Company sold a held-to maturity investment upon realization that the investment was not bank qualified. The amortized cost of this security was $496,207 and the realized gain was $53,793.

Investment securities with a carrying amount of approximately $141,649,000 and $72,565,000 at December 31, 2005 and 2004, respectively, were pledged to secure public and trust deposits, and for other purposes required by law.

78	(Continued)

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003

(4)	Loans

Loans at December 31, 2005 and 2004 are summarized as follows:

	2005	2004
Commercial, financial, and agricultural	$64,508,872	59,763,116
Real estate - construction/development	184,825,703	127,302,407
Other loans secured by real estate:
Single-family	123,960,501	96,110,257
Commercial	171,652,087	155,141,267
Consumer installment	34,751,143	41,221,114

	579,698,306	479,538,161
Less allowance for loan losses	9,124,801	7,930,366
Less deferred loan origination fees	610,515	146,952

	$569,962,990	471,460,843

As of December 31, 2005 and 2004, the Company had nonaccrual loans aggregating $4,009,479 and $2,971,622, respectively. Interest that would have been recorded on nonaccrual loans had they been in accruing status was approximately $204,000 in 2005, $166,000 in 2004, and $107,000 in 2003. At December 31, 2005 and 2004, the Company had impaired loans with an outstanding balance of $1,784,000 and $1,680,000, respectively, with a related valuation allowance of $268,000 and $238,000 at December 31, 2005 and 2004. The average balance of impaired loans was approximately $1,732,000, $1,731,000 and $1,586,000 for the years ended December 31, 2005, 2004, and 2003, respectively. The interest recognized on such loans in 2005, 2004, and 2003 was immaterial. Loans past due 90 days or more and still accruing interest were $1,000 and $29,000 at December 31, 2005 and 2004, respectively.

The following is a summary of the activity in the allowance for loan losses for the years ended December 31, 2005, 2004, and 2003:

	2005	2004	2003
Balance, beginning of year	$7,930,366	7,277,588	6,534,417
Provision for loan losses	1,841,435	1,588,426	1,694,141
Charge-offs	(1,605,034)	(1,692,675)	(1,621,086)
Recoveries	958,034	757,027	670,116

Balance, end of year	$9,124,801	7,930,366	7,277,588

In the ordinary course of business, the Company has direct and indirect loans outstanding to certain executive officers, directors, and principal holders of equity securities (including their associates).

79	(Continued)

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003

The following is a summary of the activity in loans outstanding to officers, directors, and their associates for the year ended December 31, 2005:

Balance at beginning of year	$19,563,568
New loans	18,727,204
Principal repayments	(22,964,284)

Balance at end of year	$15,326,488

The Company is also committed to extend credit to certain directors and executives of the Company, including companies in which they are principal owners, through personal lines of credit, letters of credit, and other loan commitments. As of December 31, 2005, available balances on these commitments to these persons aggregated approximately $4,598,000.

(5)	Premises and Equipment

Premises and equipment at December 31, 2005 and 2004 are summarized as follows:

	2005	2004
Land	$2,950,782	2,515,078
Buildings	19,142,953	16,098,828
Furniture and equipment	8,193,172	7,860,832

	30,286,907	26,474,738
Less accumulated depreciation	8,910,724	8,037,238

	$21,376,183	18,437,500

Depreciation expense amounted to $1,454,503, $1,335,362, and $1,279,202 in 2005, 2004, and 2003, respectively.

(6)	Commitments

The Company is committed under various operating leases for office space and equipment. At December 31, 2005, minimum future lease payments under noncancelable real property and equipment operating leases are as follows:

2006	$84,042
2007	68,621
2008	9,839
2009	10,180
2010	4,300

$176,982

80	(Continued)

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003

Rent expense for all building, equipment, and furniture rentals totaled $213,534, $267,364, and $244,137 for the years ended December 31, 2005, 2004, and 2003, respectively.

The Company is party to lines of credit with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. Lines of credit are unfunded commitments to extend credit. These instruments involve, in varying degrees, exposure to credit and interest rate risk in excess of the amounts recognized in the financial statements. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for unfunded commitments to extend credit is represented by the contractual amount of those instruments. The Company follows the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Unfunded commitments to extend credit where contract amounts represent potential credit risk totaled $204,422,000 and $167,534,000 at December 31, 2005 and 2004, respectively. These commitments are primarily at variable interest rates.

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

(7)	Deposits

At December 31, 2005, scheduled maturities of certificates of deposit are as follows:

2006	$121,212,796
2007	30,616,451
2008	2,262,265
2009	1,377,211
2010	3,413,737
Thereafter	4,144,908

Total	$163,027,368

(8)	Borrowings

Securities Sold Under Repurchase Agreements

The securities sold under repurchase agreements at December 31, 2005 are collateralized by obligations of the U.S. Government or its corporations and agencies, state and municipal securities, corporate bonds, or mortgage-backed securities with an aggregate carrying value

81	(Continued)

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003

of $12,072,434 for corporate customers, which are held by independent trustees. At December 31, 2005, public funds agreements for deposit accounts and securities sold under repurchase agreements for public funds customers were maintained by the Georgia Bankers Association pooled pledging program. The total carrying value of investments in the pooled pledging program at December 31, 2005 was $141,649,000. At December 31, 2004, securities sold under repurchase agreements were collateralized by the above referenced securities with an aggregate carrying value of $49,736,911, which were held by independent trustees. Under such agreements, the Company agrees to repurchase identical securities as those sold. The repurchase agreements at December 31, 2005 mature on demand. The next page summarizes pertinent data related to the securities sold under the agreements to repurchase as of and for the years ended December 31, 2005, 2004, and 2003.

	2005	2004	2003
Weighted average borrowing rate at year-end	3.93%	1.89%	1.26%
Weighted average borrowing rate during the year	3.04%	1.39%	1.36%
Average daily balance during the year	$55,168,048	45,092,101	45,108,754
Maximum month-end balance during the year	72,461,883	52,403,748	50,586,502
Balance at year-end	67,013,416	44,581,259	46,556,754

At December 31, 2005, the Company had securities sold under agreements to repurchase with one counterparty aggregating approximately $52,632,000.

Advances from Federal Home Loan Bank

The Company has an available line of credit from the Federal Home Loan Bank of Atlanta (FHLB) in an amount not to exceed 10% of total assets. The line of credit is reviewed annually by the FHLB. The following advances were outstanding under this line at December 31, 2005 and 2004.

82	(Continued)

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003

	2005	Rate	2004	Rate
Due March 17, 2006 adjustable rate credit	$5,000,000	4.517%	$5,000,000	2.521%
Due June 18, 2007 convertible flipper	—		5,000,000	2.020%
Due January 27, 2010 convertible flipper	5,000,000	3.966%	—
Due March 22, 2010	7,000,000	6.180%	7,000,000	6.180%
Due March 30, 2010	5,000,000	6.020%	5,000,000	6.020%
Due May 19, 2010 convertible flipper	6,000,000	3.870%	—
Due September 29, 2010	5,000,000	5.820%	5,000,000	5.820%
Due October 18, 2010	7,000,000	5.460%	7,000,000	5.460%
Due May 2, 2011	6,000,000	4.800%	6,000,000	4.800%
Due July 23, 2012 convertible flipper	6,000,000	3.870%	—

	$52,000,000		$40,000,000

The FHLB has the option to convert the fixed-rate advances and convertible advances to three-month, LIBOR-based floating-rate advances at various dates throughout the terms of the advances.

The adjustable rate credit advance is indexed to three-month LIBOR-based floating-rate plus two basis points. The convertible flipper advance maturing on January 27, 2010, is indexed to the three-month LIBOR-based floating rate minus 25 basis points for the first year and then converts to a fixed rate of 3.44% for the last four years. The convertible flipper advance maturing on May 19, 2010, is indexed to the one-month LIBOR-based floating rate minus 50 basis points for the first year and then converts to a fixed rate of 3.83% for the last four years. The convertible flipper advance maturing on July 23, 2012, is indexed to the one-month LIBOR-based floating rate minus 50 basis points for the first two years and then converts to a fixed rate of 3.93% for the last five years. The convertible flipper advance maturing on June 18, 2007, was called on June 20, 2005.

At December 31, 2005 and 2004, the Company has pledged, under a blanket floating lien, first mortgage loans with unpaid balances which, when discounted at 80% of such unpaid principal balances, equals or exceeds the advances outstanding.

83	(Continued)

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003

Other Borrowed Funds

Other borrowed funds at December 31, 2005 and 2004 consist of a treasury, tax, and loan account with the Federal Reserve Bank of $1,000,000 and $900,000, respectively.

(9)	Subordinated Debentures

In December 2005 the Company issued $10,000,000 of unsecured subordinated debentures, which bear interest at three-month LIBOR plus 1.40%, adjusted quarterly, to Southeastern Bank Financial Statutory Trust I. The Company intends to use the funds to capitalize a new federally chartered thrift subsidiary, Southern Bank and Trust (currently in organization). The Company has temporarily used the proceeds to purchase a short term investment security while it continues the process of applying for regulatory approval. Southeastern Bank Financial Statutory Trust I is a wholly owned subsidiary of the Company which is not consolidated in these financial statements pursuant to FIN 46R. Southeastern Bank Financial Statutory Trust I acquired these debentures using the proceeds of its offerings of $10.0 million of Trust Preferred Securities to outside investors. The Trust Preferred Securities qualify as Tier 1 capital under Federal Reserve Board guidelines and accrue and pay distributions quarterly at a variable per annum rate of interest, reset quarterly, equal to LIBOR plus 1.40% of the stated liquidation amount of $1,000 per Capital Security. The Company has entered into contractual arrangements which constitute a full, irrevocable and unconditional guarantee on a subordinated basis by the Company of the obligations of Southeastern Bank Financial Statutory Trust I under the Trust Preferred Securities.

The Trust Preferred Securities are mandatorily redeemable upon maturity of the debentures on December 15, 2035, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by Southeastern Bank Financial Statutory Trust I in whole or in part, on or after December 15, 2010 and in whole or in part at any time within 90 days following the occurrence of a Tax Event, an Investment Company Event or a Capital Treatment Event. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be 100% of their principal amount plus accrued but unpaid interest. With respect to the redemption of any Debt Security following a Tax Event, an Investment Company Event or a Capital Treatment Event, an amount in cash equal to 103.525% of the principal amount of Debt Securities to be redeemed prior to December 15, 2006. Thereafter, an amount equal in cash to the percentage of the principal amount of the Debt Securities plus unpaid interest will be redeemed as specified below.

84	(Continued)

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003

Special Redemption During the 12-Month Period Beginning December 15	Percentage of Principal Amount
2006	103.140%
2007	102.355%
2008	101.570%
2009	100.785%
2010 and thereafter	100.000%

(10)	Income Taxes

Income tax expense (benefit) for the years ended December 31, 2005, 2004, and 2003 consists of the following:

	2005	2004	2003
Current tax expense:
Federal	$4,965,140	3,858,470	4,215,197
State	607,227	450,413	527,162

Total current	5,572,367	4,308,883	4,742,359

Deferred tax benefit
Federal	(528,723)	(171,820)	(658,442)
State	(88,910)	(32,340)	(100,918)

Total deferred	(617,633)	(204,160)	(759,360)

Total income tax expense	$4,954,734	4,104,723	3,982,999

85	(Continued)

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003

Income tax expense differed from the amount computed by applying the statutory Federal corporate tax rate of 35% in 2005, 2004 and 2003 to income before income taxes as follows:

	Years ended December 31
	2005	2004	2003
Computed “expected” tax expense	$5,218,130	4,483,150	4,170,635
Increase (decrease) resulting from:
Tax-exempt interest income	(368,910)	(301,705)	(265,263)
Nondeductible interest expense	46,459	21,184	21,359
State income tax, net of Federal tax Effect	340,256	271,747	277,059
Earnings on cash surrender value of life insurance	(137,306)	(172,186)	(113,709)
Meals, entertainment, and club dues	40,477	40,042	34,116
Impact of graduated rate	(96,369)	(100,000)	(77,550)
Other, net	(88,003)	(137,509)	(63,648)

	$4,954,734	4,104,723	3,982,999

86	(Continued)

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004 are presented below:

	2005	2004
Deferred tax assets:
Allowance for loan losses	$3,538,599	2,963,210
Deferred compensation	952,995	735,809
Other	231,618	56,928
Unrealized loss on investment securities available for sale	1,163,680	—

Total deferred tax assets	5,886,892	3,755,947

Deferred tax liabilities:
Depreciation	(519,124)	(373,383)
Prepaid Assets	(207,235)	—
Unrealized gain on investment securities available for sale	—	(186,232)

Total deferred tax liabilities	(726,359)	(559,615)

Net deferred tax asset	$5,160,533	3,196,332

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

(11)	Related Party Transactions

Deposits include accounts with certain directors and executives of the Company, including companies in which they are principal owners. As of December 31, 2005 and 2004, these deposits totaled approximately $16,000,000 and $14,000,000, respectively. See note 4 for discussion of related party loans.

During the years ended December 31, 2005, 2004, and 2003, the Company paid approximately $1,400, $0, and $18,000, respectively, in legal fees in the normal course of business to a law firm in which a director or former director is a member.

87	(Continued)

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003

(12)	Regulatory Capital Requirements

The Company and its subsidiary bank (the Bank) are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005, that the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 2005, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. Management is not aware of the existence of any conditions or events occurring subsequent to December 31, 2005 which would affect the Bank’s well capitalized classification.

88	(Continued)

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003

Actual capital amounts and ratios for the Company are presented in the table below as of December 31, 2005 and 2004, on a consolidated basis and for the Bank individually (dollars in thousands):

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Southeastern Bank Financial Corporation and subsidiary consolidated:
As of December 31, 2005:
Total Capital (to risk- weighted assets)	$84,236	12.35%	$54,573	8.00%	N/A	N/A
Tier I Capital - risk-based (to risk-weighted assets)	75,702	11.10%	27,287	4.00%	N/A	N/A
Tier I Capital - leverage (to average assets)	75,702	9.01%	33,610	4.00%	N/A	N/A
As of December 31, 2004:
Total Capital (to risk- weighted assets)	65,567	11.58%	45,297	8.00%	N/A	N/A
Tier I Capital - risk-based (to risk-weighted assets)	58,479	10.33%	22,648	4.00%	N/A	N/A
Tier I Capital - leverage (to average assets)	58,479	8.38%	27,913	4.00%	N/A	N/A

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Georgia Bank & Trust Company:
As of December 31, 2005:
Total Capital (to risk- weighted assets)	$70,584	10.42%	$54,172	8.00%	$67,716	10.00%
Tier I Capital - risk-based (to risk-weighted assets)	62,111	9.17%	27,086	4.00%	40,629	6.00%
Tier I Capital - leverage (to average assets)	62,111	7.44%	33,382	4.00%	41,727	5.00%
As of December 31, 2004:
Total Capital (to risk- weighted assets)	62,633	11.09%	45,172	8.00%	$56,466	10.00%
Tier I Capital - risk-based (to risk-weighted assets)	55,564	9.84%	22,586	4.00%	33,879	6.00%
Tier I Capital - leverage (to average assets)	55,564	7.98%	27,851	4.00%	34,814	5.00%

The Department of Banking and Finance of the State of Georgia (DBF) requires that state banks in Georgia generally maintain a minimum ratio of Tier 1 capital to total assets of four and one-half percent (4.5%) for banks and four percent (4%) for holding companies.

89	(Continued)

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003

These ratios are shown in the preceding tables as Tier 1 Capital – leverage (to average assets). The Company’s ratio at 9.01% and the Bank’s ratio at 7.44% exceed the minimum required.

The DBF requires its prior approval for a bank to pay dividends in excess of 50% of the preceding year’s earnings. Based on this limitation, the amount of cash dividends available from the Bank for payment in 2006 is approximately $5,023,000, subject to maintenance of the minimum capital requirements. As a result of this restriction, at December 31, 2005, approximately $54,975,000 of the Parent Company’s investment in its subsidiary was restricted from transfer in the form of dividends.

(13)	Employee Benefit Plans

The Company has an employee savings plan (the Plan) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. The Company has the option to make discretionary payments to the Plan. For the years ended December 31, 2005, 2004, and 2003, the Company contributed $522,903, $533,243, and $523,197, respectively, to the Plan, which is 5% of the annual salary of all eligible employees for 2005, 2004, and 2003.

In 1997, the Company established a nonqualified Long-Term Incentive Plan designed to motivate and sustain high levels of individual performance and align the interests of key officers with those of shareholders by rewarding capital appreciation and earnings growth. Stock appreciation rights may be awarded annually to those key officers whose performance during the year has made a significant contribution to the Company’s growth. Such stock appreciation rights are granted at a strike price equal to the trading price of the Company’s stock at date of grant, and are earned over a five-year appreciation period. Officers vest in such rights over a 10-year period. The Company recognized expense of $146,995, $122,539, and $207,835 during 2005, 2004, and 2003, respectively, related to this plan. The total amount accrued at December 31, 2005 and 2004 was $188,625 and $160,258, respectively.

The Company also has salary continuation agreements in place with certain key officers. Such agreements are structured with differing benefits based on the participants overall position and responsibility. These agreements provide the participants with a supplemental income upon retirement at age 65, additional incentive to remain with the Company in order to receive these deferred retirement benefits and a compensation package that is competitive in the market. These agreements vest over a ten year period, require a minimum number of years service, and contain change of control provisions. All benefits would cease in the event of termination for cause, and if the participant’s employment were to end due to disability, voluntary termination or termination without cause, the participant would be entitled to receive certain reduced benefits based on vesting and other conditions.

90	(Continued)

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003

The estimated cost of an annuity to pay this obligation is being accrued over the vesting period for each officer. The Company recognized expense of $526,429, $506,031, and $563,388 during 2005, 2004, and 2003, respectively, related to these agreements. The total amount accrued at December 31, 2005 and 2004 was $2,232,930 and $1,742,501, respectively.

(14)	Stock Option Plan

During 2000, the Company adopted the 2000 Long-Term Incentive Plan (the 2000 Plan) which allows for stock option awards for up to 253,000 shares of the Company’s common stock to key employees of the Company. Under the provisions of the 2000 Plan, the option price is determined by a committee of the board of directors at the time of grant and may not be less than 100% of the fair market value of the common stock on the date of grant of such option. When granted, these options vest over a five-year period. All options must be exercised within a ten-year period. At December 31, 2005, there were 10,166 options remaining to be issued.

The following table summarizes activity in the 2000 Plan by shares under option and weighted average exercise price per share:

	Shares	Exercise price/share
Options outstanding - December 31, 2002	124,740	$13.48
Granted in 2003	64,300	22.36

Options outstanding - December 31, 2003	189,040	16.50
Granted in 2004	5,000	29.00
Options exercised in 2004	(6,000)	(9.63)

Options outstanding - December 31, 2004	188,040	17.05
Granted in 2005	51,500	36.09
Options exercised in 2005	(21,400)	(13.55)
Options lapsed in 2005	(2,706)	(16.81)

	215,434	21.95

91	(Continued)

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003

The following options are exercisable at December 31, 2005:

Shares	Exercise Price
17,625	$ 9.63
11,132	13.30
36,760	15.05
11,880	19.32
11,200	26.30
1,000	29.00

89,597

The following table summarizes information about options outstanding under the 2000 Plan at December 31, 2005:

Number outstanding at December 31, 2005	Weighted average remaining contractual life in years	Exercise price
17,625	4.6	$ 9.63
13,409	5.5	13.30
67,560	6.1	15.05
32,340	7.1	19.32
28,000	7.9	26.30
5,000	8.9	29.00
9,000	9.2	30.00
25,000	9.5	34.30
12,500	9.8	42.00
5,000	9.8	41.25

215,434

SFAS No. 123 (Revised 2004), Accounting for Stock-Based Compensation, will require most public entities, effective for the interim or annual periods beginning after June 15, 2005, to compute the fair value of options at the date of grant and to recognize such costs as compensation expense immediately if there is no vesting period or ratably over the

92	(Continued)

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003

vesting period of the options. Due to the April 15, 2005 deferral of the effective date to the beginning of the first annual period beginning after June 15, 2005, the Company has chosen not to adopt the cost recognition principles of this statement for 2005. The Company will adopt SFAS No. 123 (Revised 2004) as of January 1, 2006.

(15)	Other Operating Expenses

Components of other operating expenses exceeding 1% of total revenues include the following for the years ended December 31, 2005, 2004, and 2003:

	2005	2004	2003
Marketing and business development	$1,118,760	1,099,851	1,034,022
Processing expense	1,072,746	1,163,255	1,062,784
Legal and professional fees	1,094,340	846,852	588,492
Loan costs	395,513	604,389	467,112
Office supplies expense	508,199	484,633	445,990
Data processing expense	532,388	502,808	408,931

93	(Continued)

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003

(16)	Condensed Financial Statements of Southeastern Bank Financial Corporation (Parent Only)

The following represents Parent Company only condensed financial information of Southeastern Bank Financial Corporation:

Condensed Balance Sheets

	December 31
	2005	2004
Assets
Cash and due from banks	$739,183	1,379,997
Investment securities available for sale	10,371,733	500,000
Investment in subsidiary	59,998,151	56,065,159
Premises and equipment, net	2,470,796	1,034,669
Deferred tax asset, net	3,344	—

	$73,583,207	58,979,825

Liabilities and Stockholders’ Equity
Liabilities:
Subordinated debentures	$10,000,000	—

Stockholders’ equity	63,583,207	58,979,825

	$73,583,207	58,979,825

94	(Continued)

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003

Condensed Statements of Income

	Years ended December 31
	2005	2004	2003
Income:
Dividends from subsidiary	$3,500,000	2,000,000	2,000,000
Interest income on investment securities	30,421	393	139
Miscellaneous income	109,831	102,006	91,200

	3,640,252	2,102,399	2,091,339

Expense:
Occupancy expense	44,800	44,800	44,800
Other operating expense	188,162	61,533	69,546

	232,962	106,333	114,346

Income before equity in undistributed earnings of subsidiary	3,407,290	1,996,066	1,976,993

Equity in undistributed earnings of subsidiary	6,546,919	6,708,210	5,956,108

Net income	$9,954,209	8,704,276	7,933,101

95	(Continued)

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003

Condensed Statements of Cash Flows

	Year Ended December 31
	2005	2004	2003
Cash flows from operating activities:
Net income	$9,954,209	8,704,276	7,933,101
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	44,800	44,800	44,800
Equity in undistributed earnings of subsidiary	(6,546,919)	(6,708,210)	(5,956,108)
Accretion on investment securities	(30,189)	—	—
Decrease (increase) in due from subsidiary	—	1,000,000	(1,000,000)

Net cash provided by operating activities	3,421,901	3,040,866	1,021,793

Cash flows from investing activities:
Purchase of investment securities	(9,851,378)	—	—
Additions to premises and equipment	(1,480,927)	—	—

Net cash used in investing activities	(11,332,305)	—	—

Cash flows from financing activities:
Proceeds from subordinated debentures	10,000,000	—	—
Purchase of treasury stock	—	(62,042)	—
Payment of cash dividends	(2,733,427)	(2,729,118)	—
Proceeds from stock options exercised, net of stock redeemed	3,017	19,660	—
Cash paid for fractional shares	—	—	(10,712)

Net cash provided by (used in) financing activities	7,269,590	(2,771,500)	(10,712)

Net (decrease) increase in cash and cash equivalents	(640,814)	269,366	1,011,081

Cash and cash equivalents at beginning of year	1,379,997	1,110,631	99,550

Cash and cash equivalents at end of year	$739,183	1,379,997	1,110,631

96	(Continued)

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003

(17)	Fair Value of Financial Instruments

SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates. The assumptions used in the estimation of the fair value of the Company’s financial instruments are explained below. Where quoted market prices are not available, fair values are based on estimates using discounted cash flow and other valuation techniques. Discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following fair value estimates cannot be substantiated by comparison to independent markets and should not be considered representative of the liquidation value of the Company’s financial instruments, but rather a good-faith estimate of the fair value of financial instruments held by the Company. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

(a)	Cash and Cash Equivalents

Fair value equals the carrying value of such assets due to their nature.

(b)	Investment Securities

The fair value of investment securities is based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. The carrying amount of related accrued interest receivable approximates its fair value.

97	(Continued)

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003

(c)	Loans

The fair value of loans is calculated using discounted cash flows by loan type. The discount rate used to determine the present value of the loan portfolio is an estimated market rate that reflects the credit and interest rate risk inherent in the loan portfolio. The estimated maturity is based on the Company’s historical experience with repayments adjusted to estimate the effect of current market conditions. The carrying amount of related accrued interest receivable approximates its fair value. The carrying amount of real estate loans originated for sale approximates their fair value. The allowance for loan losses is considered a reasonable discount for credit risk.

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

The fair value of the FHLB fixed rate advances is obtained from the FHLB and is calculated by discounting contractual cash flows using an estimated interest rate based on the current rates available to the Company for debt of similar remaining maturities and collateral terms. The fair value approximates the carrying value of the FHLB variable rate credit advances as the advances are at a variable rate of interest.

(h)	Subordinated debentures

The fair value approximates the carrying value of the subordinated debentures as the debentures are at a variable rate of interest.

98	(Continued)

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2005, 2004, and 2003

(i)	Commitments

The difference between the carrying values and fair values of commitments to extend credit are not significant.

The carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2005 and 2004 are as follows:

	December 31
	2005		2004
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets:
Cash and cash equivalents	$22,563,056	22,563,056	26,024,197	26,024,197
Investment securities	205,615,517	205,736,818	156,413,518	156,634,451
Loans, net	592,109,824	589,674,894	486,239,457	485,115,812
Financial liabilities:
Deposits	663,654,849	663,472,304	556,784,671	556,997,771
Federal funds purchased and securities sold under repurchase agreements	67,013,416	67,013,416	44,581,259	44,581,259
Other borrowed funds	1,000,000	1,000,000	900,000	900,000
Advances from FHLB	52,000,000	50,762,393	40,000,000	37,245,898
Subordinated debentures	10,000,000	10,000,000	—	—

99	(Continued)

GEORGIA BANK FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2004, 2003, and 2002

(18)	Quarterly Financial Data (Unaudited)

The supplemental quarterly financial data for the years ended December 31, 2005 and 2004 is summarized as follows:

	Quarters ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Interest income	$10,066,120	11,310,753	12,486,415	13,413,848
Interest expense	3,425,387	4,149,674	4,814,966	5,495,246
Net interest income	6,640,733	7,161,079	7,671,449	7,918,602
Provision for loan losses	471,694	515,269	589,260	265,212
Noninterest income	2,700,790	3,188,758	3,282,223	3,205,836
Noninterest expense	5,737,238	6,206,784	6,445,479	6,629,591
Net income	2,083,989	2,405,732	2,598,597	2,865,891
Net income per share - basic	0.40	0.46	0.49	0.54
Net income per share - diluted	0.39	0.45	0.48	0.53

	Quarters ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Interest income	$8,355,440	8,512,533	8,947,698	9,534,984
Interest expense	2,249,033	2,254,833	2,398,027	2,768,596
Net interest income	6,106,407	6,257,700	6,549,671	6,766,388
Provision for loan losses	388,723	131,197	493,103	575,403
Noninterest income	2,858,727	3,254,844	3,320,510	3,027,394
Noninterest expense	5,599,073	6,147,646	5,915,678	6,081,819
Net income	2,006,090	2,156,723	2,322,338	2,219,125
Net income per share – basic	0.38	0.41	0.44	0.42
Net income per share – diluted	0.38	0.41	0.44	0.42

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not applicable.

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

Management’s Report on Internal Controls over Financial Reporting

The management of Southeastern Bank Financial Corporation is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process designed to provide reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition, transactions are executed in accordance with appropriate management authorization and accounting records are reliable for the preparation of financial statements in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of the Southeastern Bank Financial Corporation’s internal control over financial reporting as of December 31, 2005. In making our assessment, management has utilized the framework published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission “Internal Control-Integrated Framework”. Based on our assessment, management has concluded that, as of December 31, 2005, internal control over financial reporting was effective.

Crowe Chizek and Company LLC, an independent registered public accounting firm, has issued an attestation report on management’s assessment, of the Company’s internal control over financial reporting, and a copy of Crowe Chizek’s report is included with this report.

/s/ R. Daniel Blanton
Chief Executive Officer
(principal executive officer)

/s/ Ronald L. Thigpen
Chief Operating Officer
(principal financial officer)

Date: March 7, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Southeastern Bank Financial Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls over Financial Reporting that Southeastern Bank Financial Corporation (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Southeastern Bank Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Southeastern Bank Financial Corporation maintained effective internal control over financial reporting as of December 31, 2005 is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Southeastern Bank Financial Corporation as of December 31, 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the year ended December 31, 2005 and our report dated March 7, 2006 expressed an unqualified opinion on those consolidated financial statements.

Crowe Chizek and Company LLC

Brentwood, Tennessee

March 7, 2006

PART III

Item 9B. Other Information

None.

Item 10. Directors and Executive Officers of the Registrant

The Company has adopted a Code of Ethics applicable to its senior financial officers. A copy is available, without charge, upon telephonic or written request addressed to Ron Thigpen, Executive Vice President, Chief Operating Officer and Assistant Corporate Secretary, Southeastern Bank Financial Corporation, 3530 Wheeler Road, Augusta, Georgia 30909, telephone (706) 738-6990. The remaining information in response to this item is incorporated by reference to the Company’s definitive Proxy Statement for use in connection with the 2006 annual meeting of shareholders (which definitive Proxy Statement shall be filed with the commission not later than April 30, 2006).

Item 11. Executive Compensation

The remaining information in response to this item is incorporated by reference to the Company’s definitive Proxy Statement for use in connection with the 2006 annual meeting of shareholders (which definitive Proxy Statement shall be filed with the commission not later than April 30, 2006).

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table provides information regarding compensation plans under which equity securities of the Company are authorized for issuance. All data is presented as of December 31, 2005.

Equity Compensation Plan Table

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category
Equity compensation plans approved by security holders	215,434	21.95	10,166
Equity compensation plans not approved by security holders
Total	215,434	21.95	10,166

Additional information in response to this item is incorporated by reference to the Company’s definitive Proxy Statement for use in connection with the 2006 annual meeting of shareholders (which definitive Proxy Statement shall be filed with the commission not later than April 30, 2006).

Item 13. Certain Relationships and Related Transactions

Information in response to this item is incorporated by reference to the Company’s definitive Proxy Statement for use in connection with the 2006 annual meeting of shareholders (which definitive Proxy Statement shall be filed with the commission not later than April 30, 2006).

Item 14. Principal Accountant Fees and Services

Information in response to this item is incorporated by reference to the Company’s definitive Proxy Statement for use in connection with the 2006 annual meeting of shareholders (which definitive Proxy Statement shall be filed with the Commission not later than April 30, 2006).

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)	See Item 8 for a list of the financial statements as filed as a part of this report.
(2)	No financial statement schedules are applicable as the required information is included in the financial statements in Item 8.
(3)	The following exhibits are filed as part of this report:

Exhibit No.	Document
3.1	Articles of Incorporation of the Company (Incorporated by reference to the Company’s registration statement on Form SB-2 filed August 20, 1997 (Registration No. 333-34037))

3.2	Bylaws of the Company (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.)

4.1	Indenture dated December 5, 2005 between the Company and U.S. Bank National Association (Incorporated by reference to the Company’s Current Report on From 8-K filed on December 8, 2005.)

10.1	Blanton Employment Contract (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)*

10.2	Thigpen Employment Contract (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)*

10.3	2000 Long Term Incentive Plan (Incorporated by reference to the Company’s definitive Proxy Statement, filed on March 29, 2001)*

10.4	Form of option agreement under 2000 Long Term Incentive Plan. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.)*

10.5	1997 Long-term Incentive Plan. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.)*

10.6	Form of stock appreciation rights agreement under 1997 Long-term Incentive Plan. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.)*

10.7	Non-Qualified Defined Benefit Plan dated October 1, 2000*

10.8	Salary continuation agreement dated October 1, 2000 between the Company, the Bank and R. Daniel Blanton*

10.9	Salary continuation agreement dated October 1, 2000 between the Company, the Bank and Ronald L. Thigpen*

10.10	Salary continuation agreement dated October 15, 2003 between the Company, the Bank and R. Daniel Blanton*

10.11	Salary continuation agreement dated October 15, 2003 between the Company, the Bank and Ronald L. Thigpen*

11.1	Statement Re: Computation of Net Income Per Share

14.1	Code of Ethics (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003)

21.1	Subsidiaries of the Company

31.1	Certification by the Chief Executive Officer (principal executive officer)

31.2	Certification by the Chief Operating Officer (principal financial officer)

32.1	Certification by the Chief Executive Officer and Chief Operating Officer

*	Denotes a management compensatory agreement or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHEASTERN BANK FINANCIAL CORPORATION

By:	/s/ Robert W. Pollard, Jr.
Robert W. Pollard, Jr.
Chairman of the Board

March 14, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

March 14, 2006

SIGNATURE	TITLE

/s/ Robert W. Pollard, Jr. Robert W. Pollard, Jr.	Chairman of the Board and Director

/s/ Edward G. Meybohm Edward G. Meybohm	Vice Chairman of the Board and Director

/s/ R. Daniel Blanton Daniel Blanton	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Ronald L. Thigpen Ronald L. Thigpen	Executive Vice President, Chief Operating Officer (Principal Financial and Accounting Officer) and Director

/s/ William J. Badger William J. Badger	Director

/s/ Warren A. Daniel Warren A. Daniel	Director

/s/ Randolph R. Smith, M.D. Randolph R. Smith, M.D.	Director

/s/ John W. Trulock, Jr. John W. Trulock, Jr.	Director

EXHIBIT INDEX

(a)	Exhibits

Page

3.1	Articles of Incorporation of the Company (Incorporated by reference to the Company’s registration statement on Form SB-2 filed August 20, 1997 (Registration No. 333-34037))

3.2	Bylaws of the Company (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.)

4.1	Indenture dated December 5, 2005 between the Company and U.S. Bank National Association (Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 8, 2005.)

10.1	Blanton Employment Contract (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)*

10.2	Thigpen Employment Contract (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)*

10.3	2000 Long Term Incentive Plan (Incorporated by reference to the Company’s definitive Proxy Statement, filed on March 29, 2001)*

10.4	Form of option agreement under 2000 Long Term Incentive Plan. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.)*

10.5	1997 Long-term Incentive Plan. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.)*

10.6	Form of stock appreciation rights agreement under 1997 Long-term Incentive Plan. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.)*

10.7	Non-Qualified Defined Benefit Plan dated October 1, 2000*	112

10.8	Salary continuation agreement dated October 1, 2000 between the Company, the Bank and R. Daniel Blanton*	118

10.9	Salary continuation agreement dated October 1, 2000 between the Company, the Bank and Ronald L. Thigpen*	127

10.10	Salary continuation agreement dated October 15, 2003 between the Company, the Bank and R. Daniel Blanton*	136

10.11	Salary continuation agreement dated October 15, 2003 between the Company, the Bank and Ronald L. Thigpen*	146

11.1	Statement Re: Computation of Net Income Per Share	156

14.1	Code of Ethics (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003)

21.1	Subsidiaries of the Company	157

31.1	Certification by the Chief Executive Officer (principal executive officer)	158

31.2	Certification by the Chief Operating Officer (principal financial officer)	160

32.1	Certification by the Chief Executive Officer and Chief Operating Officer	162

*	Denotes a management compensatory agreement or arrangement.