Form 10-Q
period 2006-03-31
Southeastern Bank Financial CORP
filed 2006-05-10
CIK 880116

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

(Mark  One)

 X   Quarterly  Report  under Section 13 or 15(d) of the Securities Exchange Act
---  of  1934
      For the quarterly period ended March 31, 2006.
                                     --------------

                                       or

     Transition Report under Section 13 or 15(d) of the Securities Exchange Act --- of 1934
     For  the  transition  period  from                   to                   .
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

     Check whether the issuer is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Large accelerated filer [_] Accelerated filer [X] Non-accelerated filer [_]

     Indicate  by  check  mark  whether  the  registrant  is a shell company (as
defined  in  Rule  12b-2  of  the  Exchange  Act):  Yes       No   X
                                                         ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     5,278,749 shares of common stock, $3.00 par value per share, outstanding as of April 30, 2006.

                       SOUTHEASTERN BANK FINANCIAL CORPORATION
                                      FORM 10-Q
                                        INDEX


                                                                                Page
Part I
        Item 1.   Financial Statements (Unaudited)

                  Consolidated Balance Sheets as of March 31, 2006 and
                    December 31, 2005                                              3

                  Consolidated Statements of Income for the Three
                    Months ended March 31, 2006 and 2005                           4

                  Consolidated Statements of Cash Flows for the
                    Three Months ended March 31, 2006 and 2005                     5

                  Notes to Consolidated Financial Statements                       6

        Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                   11

        Item 3.   Quantitative and Qualitative Disclosures about Market Risk      24

        Item 4.   Controls and Procedures                                         24

Part II  Other Information

        Item 1.   Legal Proceedings                                                *
        Item 1A.  Risk Factors                                                    25
        Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds     25
        Item 3.   Defaults Upon Senior Securities                                  *
        Item 4.   Submission of Matters to a Vote of Security Holders              *
        Item 5.   Other Information                                                *
        Item 6.   Exhibits                                                        26

Signature                                                                         27

* No information submitted under this caption

                                     PART I
                              FINANCIAL INFORMATION

                 SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARY
                               Consolidated Balance Sheets
                                       (Unaudited)


                             ASSETS
                                                             March 31,     December 31,
                                                               2006            2005
                                                           -------------  --------------
Cash and due from banks                                    $ 23,214,668   $  18,792,799
Federal funds sold                                           20,266,000       2,758,000
Interest-bearing deposits in other banks                        512,282       1,012,257
                                                           -------------  --------------
      Cash and cash equivalents                              43,992,950      22,563,056

Investment securities
  Available-for-sale                                        204,376,377     197,551,996
  Held-to-maturity, at cost (fair values of
    $3,882,847 and $3,897,341, respectively)                  3,775,943       3,776,040

Loans held for sale                                          16,470,538      22,146,834

Loans                                                       610,506,213     579,087,791
  Less allowance for loan losses                             (9,470,026)     (9,124,801)
                                                           -------------  --------------
      Loans, net                                            601,036,187     569,962,990

Premises and equipment, net                                  21,291,426      21,376,183
Accrued interest receivable                                   4,609,793       4,624,023
Bank-owned life insurance                                    15,502,546      11,863,276
Restricted equity securities                                  4,287,481       4,287,481
Other assets                                                  6,634,176       6,125,360
                                                           -------------  --------------

                                                           $921,977,417   $ 864,277,239
                                                           =============  ==============

                LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Noninterest-bearing                                      $105,133,350   $  97,083,931
  Interest-bearing:
    NOW accounts                                            119,009,830     100,692,388
    Savings                                                 272,510,034     265,131,754
    Money management accounts                                40,696,076      37,719,408
    Time deposits over $100,000                             134,262,721     122,009,813
    Other time deposits                                      53,490,855      41,017,555
                                                           -------------  --------------
                                                            725,102,866     663,654,849

Federal funds purchased and securities sold
  under repurchase agreements                                56,486,054      67,013,416
Advances from Federal Home Loan Bank                         47,000,000      52,000,000
Other borrowed funds                                            350,000       1,000,000
Accrued interest payable and other liabilities                7,062,590       7,025,767
Subordinated debentures                                      20,000,000      10,000,000
                                                           -------------  --------------
      Total liabilities                                     856,001,510     800,694,032
                                                           -------------  --------------

Stockholders' equity:
  Common stock, $3.00 par value; 10,000,000 shares
    authorized; 5,279,472 and 5,279,241 shares issued in
    2006 and 2005, respectively; 5,279,472 and 5,263,144
    shares outstanding in 2006 and 2005, respectively        15,838,416      15,837,723
  Additional paid-in capital                                 34,138,079      34,138,876
  Retained earnings                                          17,873,536      16,099,414
  Treasury stock, at cost; 0 and 16,097 shares in
    2006 and 2005, respectively                                       -        (233,898)
  Accumulated other comprehensive loss, net                  (1,874,124)     (2,258,908)
                                                           -------------  --------------
Total stockholders' equity                                   65,975,907      63,583,207
                                                           -------------  --------------

                                                           $921,977,417   $ 864,277,239
                                                           =============  ==============

See accompanying notes to consolidated financial statements.

             SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARY
                        Consolidated Statements of Income
                                   (Unaudited)

                                                  Three Months Ended
                                                      March 31,
                                               ------------------------
                                                  2006         2005
                                               -----------  -----------
Interest income:
  Loans, including fees                        $11,812,088  $ 8,243,538
  Investment securities                          2,456,072    1,764,542
  Federal funds sold                               150,593       55,607
  Interest-bearing deposits in other banks           7,975        2,433
                                               -----------  -----------
      Total interest income                     14,426,728   10,066,120
                                               -----------  -----------

Interest expense:
  Deposits                                       4,918,651    2,645,590
  Federal funds purchased and securities sold
    under repurchase agreements                    683,908      271,970
  Other borrowings                                 846,988      507,827
                                               -----------  -----------
      Total interest expense                     6,449,547    3,425,387
                                               -----------  -----------

      Net interest income                        7,977,181    6,640,733

Provision for loan losses                          503,792      471,694
                                               -----------  -----------

      Net interest income after provision
        for loan losses                          7,473,389    6,169,039
                                               -----------  -----------

Noninterest income:
  Service charges and fees on deposits           1,352,144    1,211,050
  Gain on sales of loans                         1,254,345    1,042,183
  Investment securities gains, net                       -          791
  Retail investment income                         167,411       81,963
  Trust service fees                               192,465      156,912
  Increase in cash surrender value of
    bank-owned life insurance                      139,270       82,789
  Miscellaneous income                             149,625      125,102
                                               -----------  -----------
      Total noninterest income                   3,255,260    2,700,790
                                               -----------  -----------

Noninterest expense:
  Salaries                                       3,380,559    2,749,539
  Employee benefits                              1,059,421      809,444
  Occupancy expenses                               748,736      673,093
  Other operating expenses                       1,977,171    1,505,162
                                               -----------  -----------
      Total noninterest expense                  7,165,887    5,737,238
                                               -----------  -----------

      Income before income taxes                 3,562,762    3,132,591

Income tax expense                               1,102,787    1,048,602
                                               -----------  -----------

      Net income                               $ 2,459,975  $ 2,083,989
                                               ===========  ===========

Basic net income per share                     $      0.47  $      0.40
                                               ===========  ===========

Diluted net income per share                   $      0.46  $      0.39
                                               ===========  ===========

Weighted average common shares outstanding       5,273,688    5,253,526
                                               ===========  ===========

Weighted average number of common and
  common equivalent shares outstanding           5,327,383    5,331,762
                                               ===========  ===========

See accompanying notes to consolidated financial statements.

                       SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARY
                                Consolidated Statements of Cash Flows
                                             (Unaudited)

                                                                     Three Months Ended March 31,
                                                                        2006              2005
                                                                  ----------------  ----------------
Cash flows from operating activities:
Net income                                                        $     2,459,975   $     2,083,989
  Adjustments to reconcile net income to net cash
    provided by operating activities
      Depreciation                                                        376,947           359,531
      Provision for loan losses                                           503,792           471,694
      Net investment securities gains                                           -              (791)
      Net (accretion of discount) amortization of premium
        on investment securities                                          (50,439)           93,823
      Increase in CSV of bank owned life insurance                       (139,270)          (82,789)
      Stock options compensation cost                                      69,706                 -
      Gain on disposal of premises and equipment                           (2,941)                -
      Gain on the sale of other real estate                                     -            (4,150)
      Gain on sales of loans                                           (1,254,345)       (1,042,183)
      Real estate loans originated for sale                           (60,698,915)      (52,982,473)
      Proceeds from sales of real estate loans                         67,629,556        53,967,068
      Decrease in accrued interest receivable                              14,230            35,557
      Increase in other assets                                           (707,038)         (142,735)
      Increase in accrued interest payable and other liabilities           36,823            13,166
                                                                  ----------------  ----------------
        Net cash provided by operating activities                       8,238,081         2,769,707
                                                                  ----------------  ----------------

Cash flows from investing activities:
      Proceeds from sales of available for sale securities                      -         4,232,172
      Proceeds from maturities of available for sale securities         6,420,409         3,779,820
      Purchase of available for sale securities                       (12,611,248)      (23,516,802)
      Purchase of Federal Home Loan Bank stock                                  -          (380,600)
      Net increase in loans                                           (31,576,989)      (29,847,361)
      Purchase of Bank-owned life insurance                            (3,500,000)                -
      Additions to premises and equipment                                (295,887)         (247,807)
      Proceeds from sale of other real estate                                   -            57,579
      Proceeds from sale of premises and equipment                          6,638                 -
                                                                  ----------------  ----------------
        Net cash used in investing activities                         (41,557,077)      (45,922,999)
                                                                  ----------------  ----------------

Cash flows from financing activities:
      Net increase in deposits                                         61,448,017        34,429,774
      Net (decrease) increase in federal funds purchased and
        securities sold under repurchase agreements                   (10,527,362)        4,708,179
      Advances from Federal Home Loan Bank                                      -         5,000,000
      Payments of Federal Home Loan Bank advances                      (5,000,000)                -
      Proceeds from subordinated debentures                            10,000,000                 -
      Proceeds from other borrowed funds                                        -           100,000
      Principal payments on other borrowed funds                         (650,000)                -
      Payment of cash dividends                                          (685,853)         (682,449)
      Proceeds from stock options exercised                               164,088                 -
                                                                  ----------------  ----------------
        Net cash provided by financing activities                      54,748,890        43,555,504
                                                                  ----------------  ----------------

        Net increase in cash and cash equivalents                 $    21,429,894   $       402,212

Cash and cash equivalents at beginning of period                       22,563,056        26,024,197

                                                                  ----------------  ----------------
Cash and cash equivalents at end of period                        $    43,992,950   $    26,426,409
                                                                  ================  ================

Supplemental disclosures of cash paid during the period for:
      Interest                                                    $     6,605,609   $     3,601,419
                                                                  ================  ================

      Income taxes                                                $       445,000   $       100,000
                                                                  ================  ================

See accompanying notes to consolidated financial statements.

             SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                 March 31, 2006

Note 1 - Basis of Presentation

The accompanying consolidated financial statements include the accounts of Southeastern Bank Financial Corporation, and its wholly-owned subsidiary, Georgia Bank & Trust Company (the "Company" or the "Bank"). Significant intercompany transactions and accounts are eliminated in consolidation.

The financial statements for the three months ended March 31, 2006 and 2005 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2005.

In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations and cash flows for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results of operations which the Company may achieve for the entire year.

Some items in the prior period financial statements were reclassified to conform to the current presentation.

Note  2  -  Comprehensive  Income

Other comprehensive income for the Company consists of net unrealized gains and losses on investment securities available for sale. Total comprehensive income for the three months ended March 31, 2006 was $2,844,759 compared to $795,261 for the three months ended March 31, 2005.

Note  3  -  Stock-based  Compensation

During  2000,  the  Company  adopted the 2000 Long-Term Incentive Plan (the 2000
Plan) which allows for stock option awards for up to 253,000 shares of the Company's common stock to key employees of the Company. The Company believes that such awards better align the interests of its employees with those of its shareholders. Under the provisions of the 2000 Plan, the option price is determined by a committee of the board of directors at the time of grant and may not be less than 100% of the fair value of the common stock on the date of the grant of such option. Generally, when granted, these options vest over a five-year period. However, there were 10,000 options granted in 2005, that vest based on specific loan growth performance targets. Compensation cost related to these performance stock options is considered immaterial. Therefore, these options are included in all disclosures presented for other options. All options must be exercised within a ten-year period.

The Company periodically purchases treasury stock, which if available, is used when stock options are exercised. If treasury stock is not available, additional stock is issued. The Company estimates it will repurchase 25,000 shares or less during the 2006 year.

 The Company will accept as payment for options exercised, at the optionee's discretion, cash, or shares of the Company's stock at market value, or a combination of cash and Company stock. For the three month ended March 31, 2006, the Company received $164,088 in cash, and stock with a fair market value of $21,567. For the three month ended March 31, 2005, the Company received stock with a fair market value of $209,860 and no cash was received. All options issued are incentive stock options and therefore, no tax benefit is realized.

Effective January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004), Accounting for Stock-Based Compensation, which requires the Company to compute the fair value of options at the date of grant and to recognize such costs as compensation expense ratably over the vesting period of the options. For the three months ended March 31, 2006, the Company recognized $69,706 as compensation expense resulting from stock options.

The fair value of each option is estimated on the date of grant using the Black-Scholes valuation model that uses the assumptions noted in the following table. Expected volatility is the annualized standard deviation of the continuously compounded rate of return. The method used to calculate historical average annualized volatility is based on the closing price of the first trade of each month. Expected dividends are based on the Company's historical pattern of dividend payments. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The risk-free rate is the ten year U.S. Treasury note at the time of grant.

During April 2006, the Company adopted the 2006 Long-Term Incentive Plan which allows for stock option awards for up to 250,000 shares of the Company's common stock to employees of the Company.

                                     Three Months Ended March 31
                                   -------------------------------
                                        2006             2005
                                   ---------------  --------------
          Expected volatility               33.47%          29.87%

          Expected dividend yield            2.00%           2.00%

          Expected option life               7.92            8.54

          Risk-free interest rate            4.36%           4.05%

A summary of option activity under the Plan as of March 31, 2006 and March 31, 2005, and changes during the three months is presented in the following table:

                                           For the Three Month Ended March 31, 2005 and 2006
                                         -----------------------------------------------------
                                                                      Weighted
                                                     Weighted         average
                                                      average        remaining      Aggregate
                                                     exercise     contractual life  Intrinsic
                                          Shares    price/share       in years        Value
                                         --------  -------------  ----------------  ----------
Options outstanding - December 31, 2005  215,434   $      21.95

Granted in 2006                            5,000          39.25

Options exercised in 2006                (16,874)        (11.00)
                                         --------  -------------

Options outstanding - March 31, 2006     203,560   $      23.29               7.22  $2,994,368
                                         ========  =============  ================  ==========

Exercisable at March 31, 2006             96,743   $      17.12               6.25  $2,019,994
                                         ========  =============  ================  ==========



Options outstanding - December 31, 2004  188,040   $      17.05

Granted in 2005                            9,000          30.00

Options exercised in 2005                (13,200)        (15.90)
                                         --------  -------------

Options outstanding - March 31, 2005     183,840   $      17.77               7.27  $2,707,963
                                         ========  =============  ================  ==========

Exercisable at March 31, 2005             82,089   $      14.98               6.70  $1,438,199
                                         ========  =============  ================  ==========

The weighted average grant-date fair value of the options granted during the three months ended March 31, 2006 and March 31, 2005 was $14.13 and $10.52, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2006 and March 31, 2005 was $456,000 and $219,000,
respectively.

A summary of the status of the Company's nonvested shares as of March 31, 2006 and March 31, 2005 is presented in the following table.

                                                     Weighted
                                                      Average
                                                    Grant Date
                                           Shares   Fair Value
                                          --------  -----------
          Nonvested at December 31, 2005  125,837   $     17.24

          Granted in 2006                   5,000         14.13

          Vested in 2006                  (24,020)        15.98
                                          --------  -----------

          Nonvested at March 31, 2006     106,817   $     17.38
                                          ========  ===========



          Nonvested at December 31, 2004  115,851   $     19.57

          Granted in 2005                   9,000         10.00

          Vested in 2005                  (23,100)        16.52
                                          --------  -----------

          Nonvested at March 31, 2005     101,751   $     19.42
                                          ========  ===========

As of March 31, 2006, there was $731,000 of total unrecognized compensation cost related to nonvested share based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of
3.1 years. The total fair value of shares vested during the periods ended March 31, 2006 and 2005 was $944,000 and $714,000, respectively.

Had compensation cost been determined based upon the fair value of the options at the grant dates consistent with the method recommended by SFAS No. 123, on a pro forma basis, the Company's net income and income per share, on a pro forma basis, for the three months ended March 31, 2005 is indicated in the following table.

                                                   Three Months
                                                       Ended
                                                  March 31, 2005
                                                  ---------------
               Net income                         $     2,083,989
               Deduct: Total stock-based
                 Compensation expense determined
                 Under fair value based method,
                 net of related tax effect                 54,261
                                                  ---------------
               Pro Forma, net income              $     2,029,728
                                                  ===============

               Basic net income per share:
                 As reported                      $          0.40
                 Pro forma                        $          0.39

               Diluted net income per share:
                 As reported                      $          0.39
                 Pro forma                        $          0.38

Note  4  -  Cash  Dividend  Declared

On January 18, 2006, the Company declared a quarterly cash dividend of $0.13 per share on outstanding shares. The dividend was paid on February 22, 2006 to shareholders of record as of February 8, 2006.

On April 18, 2006, the Company declared a quarterly cash dividend of $0.13 per share on outstanding shares. The dividend is payable on May 19, 2006 to shareholders of record as of May 4, 2006.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
--------

The Bank was organized by a group of local citizens and commenced business on August 28, 1989, with one branch location. Today, the Bank is Augusta's largest community banking company operating eight full service branches in Richmond and Columbia counties in Augusta, Martinez, and Evans, Georgia and one branch in Athens, Georgia. The Bank operates two mortgage origination offices in Augusta, Georgia, and Savannah, Georgia. The Savannah Georgia office also offers construction lending services. Bank and mortgage operations are located in Augusta, Georgia in two operations campuses located in close proximity to the main office in Augusta, Georgia. Wealth management and trust services are located in the main office. The Company is in the process of organizing a federally chartered thrift in Aiken, South Carolina.

Richmond and Columbia counties have a diversified economy based primarily on government, transportation, public utilities, health care, manufacturing, construction, and wholesale and retail trade. Augusta is one of the leading medical centers in the Southeast. The 2005 population of the Augusta-Richmond County, GA-SC metropolitan area was 520,332, the second largest in Georgia. The Bank expanded into the Athens, Georgia market in December 2005. Athens has a diversified economy which includes government, retail services, tourism, manufacturing, other services, and health care, with the largest share of government jobs in the state. The Athens-Clarke County, GA metropolitan area ranks sixth in Georgia with a 2005 population of 175,085.

The Bank's services include the origination of residential and commercial real estate loans, construction and development loans, and commercial and consumer loans. The Bank also offers a variety of deposit programs, including noninterest-bearing demand, interest checking, money management, savings, and time deposits. In the Augusta-Richmond County, GA-SC metropolitan area, the Bank had 11.25% of all deposits and was the fourth largest depository institution at June 30, 2005, as cited from the Federal Deposit Insurance Corporation's website. Securities sold under repurchase agreements are also offered. Additional services include wealth management, trust, retail investment, and mortgage. As a matter of practice, most mortgage loans are sold in the secondary market; however, some mortgage loans are placed in the portfolio based on marketing and balance sheet considerations. The Bank continues to concentrate on increasing its market share through various new deposit and loan products and other financial services and by focusing on the customer relationship management philosophy. The Bank is committed to building life-long relationships with its customers, employees, shareholders, and the communities it serves.

The Bank's primary source of income is from its lending activities followed by interest income from its investment activities, service charges and fees on deposits, and gain on sales of mortgage loans in the secondary market. Interest income on loans and investment securities increased during the first three months of 2006 as compared to the first three months of 2005 due to rising interest rates and increased volumes. Gain on sales of mortgage loans increased due to higher production levels. Service charges and fees on deposits increased for the first three months of 2006 as compared to the same period in 2005 due to increases in NSF income on retail checking accounts and debit/ATM card income, both the result of new account growth. Other significant contributors to income are trust services fees, retail investment income, and increases in cash surrender value of life insurance.

The Bank continues to experience steady growth. Over the past four years, assets grew from $481.5 million at December 31, 2001 to $864.3 million at December 31, 2005. At March 31, 2006, assets were $922.0 million. From year end 2001 to year end 2005, loans increased $261.6 million, and deposits increased $294.5 million. From December 31, 2005 to March 31, 2006, loans increased $25.7 million and deposits increased $61.4 million. Also, from 2001 to 2005, return on average equity increased from 12.19% to 16.15% and return on average assets increased from 1.02% to 1.27%. For the quarter ended March 31 2006, annualized return on average assets was 1.13% and annualized return on average equity was 15.42%. Net income for the year ended 2001 was $4.6 million compared to net income of $10.0 million at year end 2005. Net income for the three months ended March 31, 2006 was $2.5 million. The Company has reached a level of maturity evidenced by long-term financial performance and stability that resulted in cash dividends of $0.13 per share paid for each quarter of 2004 and 2005.

The Bank meets its liquidity needs by managing cash and due from banks, federal funds purchased and sold, maturity of investment securities, principal repayments from mortgage-backed securities, and draws on lines of credit. Additionally, liquidity can be managed through structuring deposit and loan maturities. The Bank funds loan and investment growth with core deposits, securities sold under repurchase agreements and Federal Home Loan Bank advances. During inflationary periods, interest rates generally increase and operating expenses generally rise. When interest rates rise, variable rate loans and investments produce higher earnings; however, deposit and other borrowings interest expense also rise. The Bank monitors its interest rate risk as it applies to net income in a ramp up and down annually 200 basis points (2%) scenario and as it applies to economic value of equity in a shock up and down 200 (2%) basis points scenario. The Bank monitors operating expenses through responsibility center budgeting.

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

Critical  Accounting  Estimates
-------------------------------

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

however, cash receipts on impaired and nonaccrual loans for which the accrual of interest has been discontinued are generally applied first to principal and then to interest income depending upon the overall risk of principal loss to the Company. Impaired and Classified/Watch loans are aggressively monitored. The reserves for loans rated satisfactory are further subdivided into various types of loans as defined by call report codes. Qualitative factors are based upon economic, market and industry conditions that are specific to the Company's two local county markets. These qualitative factors include, but are not limited to, national and local economic conditions, bankruptcy trends, unemployment trends, loan concentrations, and competitive factors in the local market. These allocations for the qualitative factors are included in the various individual components of the allowance for loan losses. The qualitative factors are subjective in nature and require considerable judgment on the part of the Company's management. However, it is the Company's opinion that these factors do represent uncertainties in the Bank's business environment that must be factored into the Company's analysis of the allowance for loan losses.

Performance Overview -- Net Income
----------------------------------

The Company's net income for the first quarter of 2006 was $2,460,000 which was an increase of $376,000 (18.0%) compared to net income of $2,084,000 for the first quarter of 2005. Diluted net income per share for the three months ended March 31, 2006 was $0.46 compared to $0.39 for the three months ended March 31, 2005. The increase in net income for the three months ended March 31, 2006 as compared with the three months ended March 31, 2005, was primarily a result of increases in net interest income and noninterest income, somewhat offset by increases in noninterest expense. Interest income on both loans and investment securities increased due to increased volumes and higher interest rates. Interest expense on deposits, securities sold under repurchase agreements and other borrowings increased as the result of rising interest rates and higher volumes. Factors contributing to the increase in noninterest income for the three months ended March 31, 2006, were increases in both service charges and fees on deposits and gains on sales of loans. Increases in both NSF fees on retail checking accounts and debit/ATM card income were primarily the result of new account growth while increases in the gain on sales of mortgage loans in the secondary market were due to increased production. Noninterest expense increased $1,429,000 during the three-month period ended March 31, 2006 compared to the three-month period ended March 31, 2005, primarily due to increases in salaries and employee benefits related to company growth and increases in other operating expenses. The increase in noninterest expense included $331,000 in expenses related to the Company's expansion into new markets. Significant changes in other operating expenses during the three-month period include increases in professional fees for Sarbanes-Oxley 404 compliance and other advisory services and increases in processing expenses attributable to new account growth for both retail and business checking products.

Total assets of $922.0 million at March 31, 2006 reflect an increase of $57.7 million (6.7%) from year-end 2005. This increase is primarily attributable to higher balances for loans, federal funds sold and investment securities since December 2005. Total loans at

March 31, 2006 were $627.0 million which represented an increase of $25.7 million (4.3%) from December 31, 2005. Since December 31, 2005, federal funds sold increased $17.5 million (634.8%), investment securities increased $6.8 million (3.4%), and cash and due from banks increased $4.4 million (23.5%). These increases were funded by increases in total deposits of $61.4 million (9.3%) and increases in subordinated debentures of $10.0 million, somewhat offset by decreases in securities sold under repurchase agreements of $10.5 million (15.7%) and decreases in Federal Home Loan Bank advances of $5.0 million (9.6%). Net income of $2.5 million less dividends paid of $686,000 also contributed to the funding.

The annualized return on average assets for the Company was 1.13% for the three months ended March 31, 2006, compared to 1.17% for the same period last year. While total assets have increased $171.1 million since first quarter 2005, net income has only increased $376,000, resulting in a decrease in ROA. Increases in net interest income of $1.3 million and noninterest income of $554,000 were somewhat offset by increases in noninterest expense of $1.4 million. The annualized return on average stockholders' equity was 15.42% for the three months ended March 31, 2006, compared to 14.14% for the same period last year. The increase is primarily attributable to net income growth.

Net  Interest  Income
---------------------

                          Table 1 - Net Interest Income

                                 Three Months Ended
                                      March 31,              Variance
                                ---------------------  ---------------------
                                  2006        2005      Amount        %
                                ---------  ----------  ---------  ----------
                                            (Dollars in thousands)
Interest income:
  Loans, including fees         $  11,812  $    8,244  $   3,568       43.3%
  Investment securities             2,456       1,764        692       39.2%

Interest expense:
  Deposits                          4,919       2,646      2,273       85.9%
  Federal funds purchased
    and securities sold under
    repurchase agreements             684         272        412      151.5%
  Other borrowings                    847         508        339       66.7%

Net interest income                 7,977       6,641      1,336       20.1%

Net interest income increased $1.3 million (20.1%) during the three-month period as the result of increases in both interest income and interest expense. Loan interest income increased $3.6 million in the three month period while deposit interest expense increased $2.3 million in the same period, both the result of rising interest rates and the continued growth of account balances. Other contributing factors during the three month period included increases in interest income on investment securities, increases in interest expense on federal funds purchased and securities sold under repurchase agreements and increases in interest expense on other borrowings, all the result of increased volumes and higher interest rates. Interest-earning assets were $875.7 million at March 31, 2006, an increase of $161.5 million (22.6%) over March 31, 2005 and $53.2 million (6.5%) over December 31, 2005.

The Company's net interest margin for the three months ended March 31, 2006 was 3.77% as compared to 3.86% for the three months ended March 31, 2005. The decrease in the net interest margin for the three month period is primarily the result of increases in the cost to fund earning assets due to interest expense on subordinated debentures issued in December 2005.

Noninterest  Income
-------------------

                          Table 2 - Noninterest Income

                             Three Months Ended
                                  March 31,              Variance
                           ----------------------   ---------------------
                              2006        2005       Amount         %
                           ---------  -----------   --------  -----------
                                        (Dollars in thousands)
Service charges and fees
  on deposits              $   1,352  $     1,211  $     141        11.6%
Gain on sales of loans         1,254        1,042        212        20.3%

Noninterest income             3,255        2,701        554        20.5%

Noninterest income increased $554,000 (20.5%) during the three-month period. The most significant changes were for gain on sales of mortgage loans in the secondary market and service charges and fees on deposits. Increases in gain on sales of loans were due to increased mortgage production which is primarily the result of local market conditions. Increases in service charges and fees on deposits during the three-month period were primarily due to increases in NSF fees for retail checking accounts and debit/ATM card income, both the result of new account growth.

Noninterest  Expense
--------------------

                          Table 3 - Noninterest Expense

                             Three Months Ended
                                  March 31,               Variance
                            ----------------------  ----------------------
                              2006        2005       Amount         %
                            ---------  -----------  ---------  -----------
                                        (Dollars in thousands)
Salaries                    $   3,381  $     2,750  $     631        22.9%
Employee benefits               1,059          809        250        30.9%
Occupancy expenses                749          673         76        11.3%
Other operating expenses        1,977        1,505        472        31.4%
                            ---------  -----------  ---------  -----------
Total noninterest expense   $   7,166  $     5,737  $   1,429        24.9%
                            =========  ===========  =========  ===========

Noninterest expense increased $1.4 million (24.9%) during the three-month period. Noninterest expense attributable to the Company's expansion into new markets totaled $331,000 for the quarter ended March 31, 2006. Salary expense increased primarily as the result of company growth related to new markets, opening of a customer care center and expansion of the wealth management area. Increases in employee benefits were for FICA taxes and medical expenses directly related to salaries and stock option compensation expense recognized to comply with SFAS No. 123 (Revised 2004). Other operating expenses increased $472,000 (31.4%) for the three-month period. Significant changes include increases in professional fees for Sarbanes-Oxley 404 compliance and other advisory services and increases in processing expenses attributable to new account growth for both retail and business checking products.

Income  Taxes
-------------

Income tax expense in the first quarter of 2006 totaled $1,103,000, an increase of $54,000 (5.2%) over the first quarter of 2005. The effective tax rate for the three months ended March 31, 2006 and 2005 was 31.0% and 33.5%, respectively. The decrease in the effective tax rate for the three month period is primarily due to increases in interest income on tax-exempt municipal securities, loans and cash surrender value of life insurance.

Asset  Quality
--------------

Table 4 which follows shows the current and prior period amounts of non-performing assets. Non-performing assets were $3.4 million at March 31, 2006, compared to $4.0 million at December 31, 2005 and $2.7 million at March 31, 2005. The increase from March 2005 to December 2005 is primarily the result of $1.3 million in loans for two customers who have filed bankruptcy. The decrease from December 2005 to March 2006 is mostly due to decreases in non-performing assets with balances less than $100,000. The ratio of non-performing assets to total loans and other real estate was 0.54% at March 31, 2006, compared to 0.67% at December 31, 2005 and 0.51% at March 31,

2005. The control and monitoring of non-performing assets continues to be a priority of management.

There were no loans past due 90 days or more and still accruing at March 31, 2006 and March 31, 2005. At December 31, 2005 there were loans past due 90 days or more and still accruing of $1,000.

                           Table 4 - Non-Performing Assets


                                 March 31, 2006   December 31, 2005   March 31, 2005
                                 ---------------  ------------------  ---------------
Nonaccrual loans                 $         3,387  $            4,009  $         2,652
Other real estate owned                        0                   0                0
                                 ---------------  ------------------  ---------------
    Total non-performing assets  $         3,387  $            4,009  $         2,652
                                 ===============  ==================  ===============


Loans past due 90 days or more
  and still accruing interest    $             0  $                1  $             0
                                 ===============  ==================  ===============

Allowance  for  Loan  Losses
----------------------------

The allowance for loan losses represents a reserve for probable incurred loan losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with particular emphasis on impaired, non-accruing, past due, and other loans that management believes require special attention. The determination of the allowance for loan losses is considered a critical accounting estimate of the Company. See "Critical Accounting Estimates."

When reviewing the allowance for loan losses, it is important to understand to whom the Company lends. The following table sets forth the composition of the Company's loan portfolio as of March 31, 2006 and December 31, 2005.

                          Table 5 - Loan Portfolio Composition


                                           March 31, 2006     December 31, 2005
                                        -------------------  ---------------------
                                         Amount       %         Amount        %
                                        ---------  --------  ----------  ---------
                                                    (Dollars in thousands)

Commercial financial and agricultural.  $ 69,075     11.02%  $  64,398      10.71%
                                        ---------  --------  ----------  ---------
Real estate
  Commercial . . . . . . . . . . . . .  $178,661     28.50%  $ 171,652      28.55%
  Residential. . . . . . . . . . . . .   123,167     19.64%    123,960      20.62%
  Residential held for sale. . . . . .    16,471      2.63%     22,147       3.68%
  Construction and
    development. . . . . . . . . . . .   206,581     32.95%    184,826      30.74%
                                        ---------  --------  ----------  ---------
      Total real estate. . . . . . . .   524,880     83.72%    502,585      83.59%
                                        ---------  --------  ----------  ---------
Lease financing. . . . . . . . . . . .       124      0.02%        111       0.02%
Consumer.
  Direct . . . . . . . . . . . . . . .    24,283      3.87%     24,343       4.05%
  Indirect.. . . . . . . . . . . . . .     8,746      1.39%      9,752       1.62%
  Revolving. . . . . . . . . . . . . .       622      0.10%        656       0.11%
                                        ---------  --------  ----------  ---------
    Total consumer . . . . . . . . . .    33,651      5.37%     34,751       5.78%
                                        ---------  --------  ----------  ---------
Deferred loan origination fees . . . .      (753)    -0.12%       (610)     -0.10%
                                        ---------  --------  ----------  ---------
    Total. . . . . . . . . . . . . . .  $626,977    100.00%  $ 601,235     100.00%
                                        =========  ========  ==========  =========

At March 31, 2006, the loan portfolio is comprised of 83.72% real estate loans. Commercial, financial and agricultural loans comprise 11.02%, and consumer loans comprise 5.37% of the portfolio.

While the Company has 83.72% of its loan portfolio composed of real estate loans, this percentage is not significantly higher than in previous years. Commercial real estate comprises 28.50% of the loan portfolio and is primarily owner occupied properties where the operations of the commercial entity provide the necessary cash flow to service the debt. For this portion of real estate loan portfolio, repayment is not dependent upon the sale of the real estate held as collateral. Construction and development (32.95%) has been an increasingly important portion of the real estate loan portfolio. The Company carefully monitors the loans in this category since the repayment of these loans is generally dependent upon the sale of the real estate in the normal course of business and can be impacted by national and local economic conditions. The residential category, 19.64% of the portfolio, represents those loans that the Company chooses to maintain in its portfolio rather than selling into the secondary market for marketing and competitive reasons and commercial loans secured by residential real estate. The residential held for sale category, 2.63% of the portfolio, comprises loans that are in the process of being sold into the secondary market. In these loans, the credit has been approved by the investor and the interest rate locked so that the Company minimizes credit and interest rate risk with respect to these loans.

The Company has no large loan concentrations to individual borrowers. Unsecured loans at March 31, 2006 were $10.1 million. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may advise additions to the allowance based on their judgments about information available to them at the time of their examination. Such regulatory guidance is considered, and the Company may recognize additions to the allowance as a result.

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management's analysis of potential risk in the loan portfolio. Loans determined to be uncollectible are charged to the allowance for loan losses and subsequent recoveries are added to the allowance. A provision for losses in the amount of $504,000 was charged to expense for the quarter ended March 31, 2006 compared to $472,000 for the quarter ended March 31, 2005. The higher provision for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 is due to increases in outstanding loan balances and specific reserves somewhat offset by decreases in qualitative factors related to employment assumptions for Fort Gordon and Savannah River Site.

                       Table 6 - Allowance for Loan Losses


                                                        2006     2005
                                                       -------  -------
     Beginning balance, January 1                      $9,125   $7,930
     Provision charged to expense                         504      472
     Recoveries                                           259      259
     Loans charged off                                   (418)    (358)
                                                       -------  -------
     Ending balance, March 31                          $9,470   $8,303
                                                       =======  =======

At March 31, 2006 the ratio of allowance for loan losses to total loans was 1.51% compared to 1.52% at December 31, 2005 and 1.58% at March 31, 2005. Management considers the current allowance for loan losses appropriate based upon its analysis of the potential risk in the portfolio, although there can be no assurance that the assumptions underlying such analysis will continue to be correct.

Liquidity  and  Capital  Resources
----------------------------------

The Company's liquidity remains adequate to meet operating and loan funding requirements. The loan to deposit ratio at March 31, 2006 was 86.5% compared to 90.6% at December 31, 2005 and 88.6% at March 31, 2005. The decrease in the loan to deposit ratio from December 31, 2005 to March 31, 2006 reflects significant deposit growth during the first three months of 2006. The increase in the loan to deposit ratio from March 31, 2005 to December 31, 2005 reflects loan growth at a higher rate than deposit growth during that time period. Deposits at March 31, 2006 and December 31, 2005 include $43.4 million and $40.4 million of brokered certificates of deposit, respectively. The Company has also utilized borrowings from the Federal Home Loan Bank. The Company maintains a line of credit with the Federal Home Loan Bank approximating 10% of the Bank's total assets. Federal Home Loan Bank advances are collateralized by eligible first mortgage loans, commercial real estate loans and investment securities. These borrowings totaled $47.0 million at March 31, 2006. The Company maintains repurchase lines of credit with SunTrust Robinson Humphrey, Atlanta, Georgia, for advances up to $20.0 million and with The Bankers Bank, Atlanta, Georgia, for advances up to $10.0 million of which no amounts were outstanding in either case at March 31, 2006. The Company has a federal funds purchased accommodation with The Bankers Bank, Atlanta, Georgia, for advances up to $16.7 million and with SunTrust Bank, Atlanta, Georgia for advances up to $10.0 million. Additionally, liquidity needs can be satisfied by the structuring of the maturities of investment securities and the pricing and maturities on loans and deposits offered to customers. The Company also uses retail securities sold under repurchase agreements to fund growth. Retail securities sold under repurchase agreements were $56.5 million at March 31, 2006.

Shareholders' equity to total assets was 7.16% at March 31, 2006 compared to 7.36% at December 31, 2005 and 7.87% at March 31, 2005. The capital of the Company and the Bank exceeded all required regulatory guidelines at March 31, 2006. The Company's Tier 1 risk-based, total risk-based and leverage capital ratios were 12.17%, 13.49%, and 9.89%, respectively, at March 31, 2006. The following table reflects the current regulatory capital levels in more detail, including comparisons to the regulatory minimums.

                         Table 7 - Regulatory Capital Requirements
                                      March 31, 2006
                                  (Dollars in Thousands)

                                                  Required for capital
                                   Actual           adequacy purposes        Excess
                              Amount   Percent     Amount      Percent    Amount  Percent
                              -----------------  -----------------------  ----------------
Southeastern Bank Financial
Corporation

Risk-based capital:
  Tier 1 capital              $87,710    12.17%      28,828        4.00%  58,882     8.17%
  Total capital                97,213    13.49%      57,656        8.00%  39,557     5.49%
Tier 1 leverage ratio          87,710     9.89%      35,462        4.00%  52,248     5.89%

Georgia Bank & Trust Company

Risk-based capital:
  Tier 1 capital              $64,232     8.98%      28,622        4.00%  35,610     4.98%
  Total capital                73,183    10.23%      57,244        8.00%  15,939     2.23%
Tier 1 leverage ratio          64,232     7.35%      34,944        4.00%  29,288     3.35%

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

Unfunded commitments to extend credit where contract amounts represent potential credit risk totaled $181.9 million at March 31, 2006. These commitments are primarily at variable interest rates.

The Company's commitments are funded through internal funding sources of scheduled repayments of loans and sales and maturities of investment securities available for sale or external funding sources through acceptance of deposits from customers or borrowings from other financial institutions.

The following table is a summary of the Company's commitments to extend credit, commitments under contractual leases as well as the Company' contractual obligations, consisting of deposits, FHLB advances, which are subject to early termination options, and borrowed funds by contractual maturity date.

Table 8 - Commitments and
Contractual Obligations       Less than 1                               More than
($in thousands)                   Year      1 - 3 Years   3 - 5 Years    5 Years
----------------------------  ------------  ------------  ------------  ----------
Lines of credit               $    181,901             -             -           -
Lease agreements                        84            60            12           -
Deposits                           670,463        44,829         5,109       4,702
Securities sold under
  repurchase agreements             56,486             -             -           -
FHLB advances                            -             -        30,000      17,000
Other borrowings                       350             -             -           -
                              ------------  ------------  ------------  ----------
  Total commitments and
    contractual obligations   $    909,284  $     44,889  $     35,121  $   21,702
                              ============  ============  ============  ==========

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2006, there were no substantial changes in the interest rate sensitivity analysis or the sensitivity of market value of portfolio equity for various changes in interest rates calculated as of December 31, 2005. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company's audited consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2005 included in the Company's 2005 Annual Report on Form 10-K.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer (principal executive officer) and its Group Vice President and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, such officers concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation, and there have been no corrective actions with respect to significant deficiencies or material weaknesses.

                                     Part II
                                OTHER INFORMATION


Item 1.        Legal  Proceedings

               There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is subject.

Item 1A.       Risk  Factors

               In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect its business, financial condition or future results. The risks described in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to management or that management currently deems to be immaterial also may materially adversely affect the Company's business, financial condition and/or operating results.

Item 2.        Unregistered  Sales  of  Equity  Securities and  Use  of Proceeds

               Issuer Purchases of Equity Securities

               On April 15, 2004, the Company announced the commencement of a stock repurchase program, pursuant to which it will, from time to time, repurchase up to 100,000 shares of its outstanding stock. The program does not have a stated expiration date. No stock repurchase programs were terminated during the first quarter of 2006. There were no shares repurchased under an existing stock repurchase plan or otherwise during the first quarter of 2006.

Item 3.        Defaults  Upon  Senior  Securities

               Not  applicable

Item 4.        Submission  of  Matters  to  a  Vote  of  Security  Holders

               None

Item 5.        Other  Information

               None

Item 6.        Exhibits

                3.1 Articles  of  Incorporation,  as  amended  April  26,  2006.

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

                                       SOUTHEASTERN BANK FINANCIAL CORPORATION



Date:  May 5, 2006                        By: /s/ Darrell R. Rains
     -----------------                    --------------------------------
                                          Darrell R. Rains
                                          Group Vice President, Chief
                                          Financial Officer (Duly Authorized
                                          Officer of Registrant and Principal
                                          Financial Officer)