Form 10-Q
period 2006-06-30
Southeastern Bank Financial CORP
filed 2006-08-08
CIK 880116

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

(Mark One)

X    Quarterly  Report  under Section 13 or 15(d) of the Securities Exchange Act
-    of 1934
     For the quarterly period ended June 30, 2006.
                                    -------------

                                       or

     Transition  Report under Section 13 or 15(d) of the Securities Exchange Act
-    of 1934
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

     Check whether the issuer is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large accelerated filer  [ ]  Accelerated filer  [X]  Non-accelerated filer  [ ]

     Indicate  by  check  mark  whether  the  registrant  is a shell company (as
defined  in  Rule  12b-2  of  the  Exchange  Act):  Yes       No X
                                                        ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     5,283,246 shares of common stock, $3.00 par value per share, outstanding as of July 31, 2006.

                       SOUTHEASTERN BANK FINANCIAL CORPORATION
                                      FORM 10-Q
                                        INDEX


                                                                                Page
Part I

      Item 1.  Financial Statements (Unaudited)

               Consolidated Balance Sheets as of June 30, 2006 and
                 December 31, 2005                                                 3

               Consolidated Statements of Income for the Three and Six
                 Months ended June 30, 2006 and 2005                               4

               Consolidated Statements of Cash Flows for the
                 Six Months ended June 30, 2006 and 2005                           5

               Notes to Consolidated Financial Statements                          6

      Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations                      13

      Item 3.  Quantitative and Qualitative Disclosures about Market Risk         26

      Item 4.  Controls and Procedures                                            26

Part II  Other Information

      Item 1.  Legal Proceedings                                                   *
      Item 1A. Risk Factors                                                       27
      Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        27
      Item 3.  Defaults Upon Senior Securities                                     *
      Item 4.  Submission of Matters to a Vote of Security Holders                28
      Item 5.  Other Information                                                   *
      Item 6.  Exhibits                                                           29

Signature                                                                         30

* No information submitted under this caption

                                         PART I
                                  FINANCIAL INFORMATION



                 SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARY
                               Consolidated Balance Sheets
                                       (Unaudited)


                           ASSETS
                                                             June 30,      December 31,
                                                               2006            2005
                                                           -------------  --------------
Cash and due from banks                                    $ 19,572,531   $  18,792,799
Federal funds sold                                            8,124,000       2,758,000
Interest-bearing deposits in other banks                        512,406       1,012,257
                                                           -------------  --------------
      Cash and cash equivalents                              28,208,937      22,563,056

Investment securities
  Available-for-sale                                        202,271,023     197,551,996
  Held-to-maturity, at cost (fair values of
    $3,352,195 and $3,897,341, respectively)                  3,275,847       3,776,040

Loans held for sale                                          20,101,184      22,146,834

Loans                                                       638,618,458     579,087,791
  Less allowance for loan losses                             (9,304,146)     (9,124,801)
                                                           -------------  --------------
      Loans, net                                            629,314,312     569,962,990

Premises and equipment, net                                  22,038,107      21,376,183
Accrued interest receivable                                   4,775,293       4,624,023
Bank-owned life insurance                                    15,666,519      11,863,276
Restricted equity securities                                  4,936,281       4,287,481
Other assets                                                  7,345,431       6,125,360
                                                           -------------  --------------

                                                           $937,932,934   $ 864,277,239
                                                           =============  ==============

              LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Noninterest-bearing                                      $104,373,028   $  97,083,931
  Interest-bearing:
    NOW accounts                                            114,281,798     100,692,388
    Savings                                                 254,044,309     265,131,754
    Money management accounts                                44,951,173      37,719,408
    Time deposits over $100,000                             153,375,134     122,009,813
    Other time deposits                                      58,612,194      41,017,555
                                                           -------------  --------------
                                                            729,637,636     663,654,849

Federal funds purchased and securities sold
  under repurchase agreements                                54,404,190      67,013,416
Advances from Federal Home Loan Bank                         60,000,000      52,000,000
Other borrowed funds                                            400,000       1,000,000
Accrued interest payable and other liabilities                7,225,394       7,025,767
Subordinated debentures                                      20,000,000      10,000,000
                                                           -------------  --------------
      Total liabilities                                     871,667,220     800,694,032
                                                           -------------  --------------

Stockholders' equity:
  Common stock, $3.00 par value; 10,000,000 shares
    authorized; 5,279,549 and 5,279,241 shares issued in
    2006 and 2005, respectively; 5,279,440 and 5,263,144
    shares outstanding in 2006 and 2005, respectively        15,838,647      15,837,723
  Additional paid-in capital                                 34,311,955      34,138,876
  Retained earnings                                          20,113,703      16,099,414
  Treasury stock, at cost; 109 and 16,097 shares in
    2006 and 2005, respectively                                  (4,033)       (233,898)
  Accumulated other comprehensive loss, net                  (3,994,558)     (2,258,908)
                                                           -------------  --------------
      Total stockholders' equity                             66,265,714      63,583,207
                                                           -------------  --------------
                                                           $937,932,934   $ 864,277,239
                                                           =============  ==============

See accompanying notes to consolidated financial statements.

                       SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARY
                                 Consolidated Statements of Income
                                          (Unaudited)

                                                   Three Months Ended         Six Months Ended
                                                        June 30,                  June 30,
                                               -------------------------  -------------------------
                                                    2006        2005          2006         2005
                                               -----------  ------------  -----------  ------------
Interest income:
  Loans, including fees                        $13,018,274  $ 9,271,626   $24,830,362  $17,515,164
  Investment securities                          2,702,309    1,936,599     5,158,381    3,701,141
  Federal funds sold                                44,036       95,762       194,629      151,369
  Interest-bearing deposits in other banks           5,675        6,766        13,650        9,199
                                               -----------  ------------  -----------  ------------
      Total interest income                     15,770,294   11,310,753    30,197,022   21,376,873
                                               -----------  ------------  -----------  ------------

Interest expense:
  Deposits                                       5,547,283    3,244,981    10,465,934    5,890,571
  Federal funds purchased and securities sold
    under repurchase agreements                    724,846      350,430     1,408,754      622,400
  Other borrowings                               1,058,303      554,263     1,905,291    1,062,090
                                               -----------  ------------  -----------  ------------
      Total interest expense                     7,330,432    4,149,674    13,779,979    7,575,061
                                               -----------  ------------  -----------  ------------

      Net interest income                        8,439,862    7,161,079    16,417,043   13,801,812

Provision for loan losses                          456,336      515,269       960,128      986,963
                                               -----------  ------------  -----------  ------------

      Net interest income after provision
        for loan losses                          7,983,526    6,645,810    15,456,915   12,814,849
                                               -----------  ------------  -----------  ------------

Noninterest income:
  Service charges and fees on deposits           1,539,978    1,354,425     2,892,122    2,565,475
  Gain on sales of loans                         1,270,992    1,298,399     2,525,337    2,340,582
  Investment securities gains (losses), net        283,600      (40,051)      283,600      (39,260)
  Retail investment income                         216,562      121,603       383,973      203,566
  Trust service fees                               198,367      150,024       390,832      306,936
  Increase in cash surrender value of
    bank-owned life insurance                      149,973      102,157       289,243      184,946
  Miscellaneous income                             146,770      202,201       296,395      327,303
                                               -----------  ------------  -----------  ------------
      Total noninterest income                   3,806,242    3,188,758     7,061,502    5,889,548
                                               -----------  ------------  -----------  ------------

Noninterest expense:
  Salaries                                       3,427,626    3,014,016     6,808,185    5,763,555
  Employee benefits                              1,077,414      775,925     2,136,835    1,585,369
  Occupancy expenses                               685,165      682,433     1,433,901    1,355,526
  Other operating expenses                       2,041,484    1,734,410     4,018,655    3,239,572
                                               -----------  ------------  -----------  ------------
      Total noninterest expense                  7,231,689    6,206,784    14,397,576   11,944,022
                                               -----------  ------------  -----------  ------------

      Income before income taxes                 4,558,079    3,627,784     8,120,841    6,760,375

Income tax expense                               1,631,675    1,222,052     2,734,462    2,270,654
                                               -----------  ------------  -----------  ------------

      Net income                               $ 2,926,404  $ 2,405,732   $ 5,386,379  $ 4,489,721
                                               ===========  ============  ===========  ============

Basic net income per share                     $      0.55  $      0.46   $      1.02  $      0.85
                                               ===========  ============  ===========  ============

Diluted net income per share                   $      0.55  $      0.45   $      1.01  $      0.84
                                               ===========  ============  ===========  ============

Weighted average common shares outstanding       5,279,333    5,256,807     5,276,526    5,255,175
                                               ===========  ============  ===========  ============

Weighted average number of common and
  common equivalent shares outstanding           5,331,632    5,343,086     5,329,007    5,337,433
                                               ===========  ============  ===========  ============

See accompanying notes to consolidated financial statements.

                          SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARY
                                  Consolidated Statements of Cash Flows
                                               (Unaudited)

                                                                              Six Months Ended June 30,
                                                                                2006            2005
                                                                           --------------  --------------
Cash flows from operating activities:
Net income                                                                 $   5,386,379   $   4,489,721
  Adjustments to reconcile net income to net cash
  provided by operating activities
    Depreciation                                                                 720,553         719,321
    Provision for loan losses                                                    960,128         986,963
    Net investment securities (gains) losses                                    (283,600)         39,260
    Net (accretion of discount) amortization of premium
      on investment securities                                                  (167,840)        194,700
    Increase in CSV of bank owned life insurance                                (289,243)       (184,946)
    Stock options compensation cost                                              258,890               -
     (Gain) loss on disposal of premises and equipment                           (91,834)             17
    Gain on the sale of other real estate                                              -          (4,150)
    Gain on sales of loans                                                    (2,525,337)     (2,340,582)
    Real estate loans originated for sale                                   (136,105,604)   (122,078,283)
    Proceeds from sales of real estate loans                                 140,676,591     120,681,852
    Increase in accrued interest receivable                                     (151,270)       (525,964)
    Increase in other assets                                                    (339,948)        (12,122)
    Increase (decrease) in accrued interest payable and other liabilities        199,627        (198,877)
                                                                           --------------  --------------
      Net cash provided by operating activities                                8,247,492       1,766,910
                                                                           --------------  --------------

Cash flows from investing activities:
    Proceeds from sales of available for sale securities                      15,729,239      20,164,223
    Proceeds from maturities of available for sale securities                 22,151,932      10,070,942
    Proceeds from maturities of held to maturity securities                      500,000               -
    Purchase of available for sale securities                                (44,778,338)    (44,546,679)
    Purchase of Federal Home Loan Bank stock                                    (873,800)       (650,600)
    Proceeds from redemption of FHLB stock                                       225,000               -
    Net increase in loans                                                    (60,311,450)    (54,619,056)
    Purchase of Bank-owned life insurance                                     (3,500,000)              -
    Additions to premises and equipment                                       (3,061,294)       (512,396)
    Proceeds from sale of other real estate                                            -          57,579
    Proceeds from sale of premises and equipment                               1,770,651           2,500
                                                                           --------------  --------------
      Net cash used in investing activities                                  (72,148,060)    (70,033,487)
                                                                           --------------  --------------

Cash flows from financing activities:
    Net increase in deposits                                                  65,982,787      59,299,848
    Net (decrease) increase in federal funds purchased and
      securities sold under repurchase agreements                            (12,609,226)     12,370,388
    Advances from Federal Home Loan Bank                                      19,000,000      11,000,000
    Payments of Federal Home Loan Bank advances                              (11,000,000)     (5,000,000)
    Proceeds from subordinated debentures                                     10,000,000               -
    Principal payments on other borrowed funds                                  (600,000)              -
    Purchase of treasury stock                                                   (31,146)              -
    Payment of cash dividends                                                 (1,372,090)     (1,365,834)
    Proceeds from stock options exercised                                        176,124               -
                                                                           --------------  --------------
      Net cash provided by financing activities                               69,546,449      76,304,402
                                                                           --------------  --------------

      Net increase in cash and cash equivalents                            $   5,645,881   $   8,037,825

Cash and cash equivalents at beginning of period                              22,563,056      26,024,197

                                                                           --------------  --------------
Cash and cash equivalents at end of period                                 $  28,208,937   $  34,062,022
                                                                           ==============  ==============

Supplemental disclosures of cash paid during the period for:
    Interest                                                               $  13,165,019   $   7,401,882
                                                                           ==============  ==============

    Income taxes                                                           $   3,255,000   $   2,420,000
                                                                           ==============  ==============

See accompanying notes to consolidated financial statements.

             SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                  June 30, 2006

Note  1  -  Basis  of  Presentation

The accompanying consolidated financial statements include the accounts of Southeastern Bank Financial Corporation, and its wholly-owned subsidiary, Georgia Bank & Trust Company (the "Company" or the "Bank"). Significant intercompany transactions and accounts are eliminated in consolidation.

The financial statements for the three and six months ended June 30, 2006 and 2005 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2005.

In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations and cash flows for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results of operations which the Company may achieve for the entire year.

Some items in the prior period financial statements were reclassified to conform to the current presentation.

Note 2 - Comprehensive Income

Other comprehensive income for the Company consists of net unrealized gains and losses on investment securities available for sale. Total comprehensive income for the three months ended June 30, 2006 was $806,000 compared to $2,893,000 for the three months ended June 30, 2005. Total comprehensive income for the six months ended June 30, 2006 was $3,651,000 compared to $3,688,000 for the six months ended June 30, 2005.


Note 3 - Stock-based Compensation

During  2000,  the  Company  adopted the 2000 Long-Term Incentive Plan (the 2000
Plan) which allows for stock option awards for up to 253,000 shares of the Company's common stock to employees, officers, and directors of the Company. The Company believes that such awards better align the interests of its employees with those of its shareholders. Under the provisions of the 2000 Plan, the option price is determined by a committee of the board of directors at the time of grant and may not be less than 100% of the fair value of the common stock on the date of the grant of such option. Generally, when granted, these options vest over a five-year period. However, there were 10,000 options granted in 2005, that vest based on specific loan growth performance targets. All options must be exercised within a ten-year period.

During  2006,  the  Company  adopted the 2006 Long-Term Incentive Plan (the 2006
Plan) which allows for stock options awards for up to 250,000 shares of the Company's common stock to key employees, officers, directors and independent contractors providing material services to the Bank. The purpose of the Plan is to enhance stockholder investment by attracting, retaining and motivating key employees, officers, directors and independent contractors of the Bank, and to encourage stock ownership by such persons by providing them with a means to acquire a proprietary interest in the Bank's success, and to align the interests of management with those of stockholders. Under the provisions of the 2006 Plan, the option price is determined by a committee of the board of directors at the time of grant and may not be less than 100% of the fair value of the common stock on the date of the grant of such option. Notwithstanding the foregoing, in the case of an Incentive Stock Option granted to a Participant who is a Ten Percent Stockholder, the Option Price shall not be less than one hundred and ten percent (110%) of the Fair Market Value of the Common Stock on the Date of Grant. Generally, when granted, these options vest over a five-year period. All options must be exercised within a ten year period from the date of the grant; however, options issued to a ten percent stockholder must be exercised within a five year period from its date of grant. As of June 30, 2006, no options had been granted under this Plan.

The Company periodically purchases treasury stock and uses it for stock option exercises, when available. If treasury stock is not available, additional stock is issued. The Company estimates it will repurchase 25,000 shares or less during the 2006 year.

The Company will accept as payment for options exercised, at the optionee's discretion, cash, or shares of the Company's stock at market value, or a combination of cash and Company stock. For the three months ended June 30, 2006, the Company received $12,000 in cash, and no stock was received. For the three months ended June 30, 2005, no stock options were exercised. For the six months ended June 30, 2006, the Company received $176,000 in cash, and stock with a fair market value of $22,000. For the six months ended June 30, 2005, the Company received stock with a fair market value of $210,000 and no cash was received. All options issued are incentive stock options and therefore, no tax benefit is realized.

Effective January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004), Accounting for Stock-Based Compensation, which requires the Company to compute the fair value of options at the date of grant and to recognize such costs as compensation expense ratably over the vesting period of the options. For the three and six months ended June 30, 2006, the Company recognized $189,000 and $259,000, respectively, as compensation expense resulting from all stock options. This expense includes $138,000 related to the accelerated stock option vesting period for two key employees. The Company accelerated this vesting period to cause expense as to partially offset a $526,000 gain on sale of equity securities.

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

Stock Options with a Specified Vesting Period
---------------------------------------------

The following tables provide information for stock options that vest over a five year period.

                           Three Months Ended June 30        Six Months Ended June 30
                         -------------------------------  --------------------------------
                              2006             2005            2006             2005
                         ---------------  --------------  ---------------  ---------------
Expected volatility               37.36%               -  33.47% - 37.36%           29.87%

Expected dividend yield            2.00%               -            2.00%            2.00%

Expected option life               7.92                -            7.92             8.54

Risk-free interest rate            5.14%               -    4.36% - 5.14%            4.05%

A summary of activity for stock options that vest over a five year period as of June 30, 2006 and June 30, 2005, and changes during the six months is presented in the following table:

                                           For the Six Months Ended June 30, 2006 and 2005
                                         -----------------------------------------------------
                                                                      Weighted
                                                     Weighted         average
                                                      average        remaining      Aggregate
                                                     exercise     contractual life  Intrinsic
                                          Shares    price/share       in years        Value
                                         --------  -------------  ----------------  ----------
Options outstanding - December 31, 2005  205,434   $      21.35

Granted in 2006                           10,000          38.63

Options exercised in 2006                (17,674)        (11.18)
                                         --------  -------------

Options outstanding - June 30, 2006      197,760   $      23.15               6.94  $2,936,736
                                         ========  =============  ================  ==========

Exercisable at June 30, 2006              98,220   $      17.05               5.93  $2,057,709
                                         ========  =============  ================  ==========



Options outstanding - December 31, 2004  188,040   $      17.05

Granted in 2005                            9,000          30.00

Options exercised in 2005                (13,200)        (15.90)
                                         --------  -------------

Options outstanding - June 30, 2005      183,840   $      17.77               7.02  $2,983,723
                                         ========  =============  ================  ==========

Exercisable at June 30, 2005              84,872   $      14.93               6.44  $1,618,509
                                         ========  =============  ================  ==========

The weighted average grant-date fair value of the options granted during the three months ended June 30, 2006 was $14.13. There were no options granted during the three month period ended June 30, 2005. The weighted average grant-date fair value of the options granted during the six months ended June 30, 2006 and June 30, 2005 was $14.87 and $10.52, respectively. The total intrinsic value of options exercised during the three months ended June 30, 2006 was $19,000. There were no options exercised during the three months ended June 30, 2005. The total intrinsic value of options exercised during the six months ended June 30, 2006 and June 30, 2005 was $475,000 and $219,000, respectively.

A summary of the status of the Company's nonvested shares as of June 30, 2006 and June 30, 2005 is presented in the following table.

                                           Weighted
                                            Average
                                          Grant date
                                 Shares   Fair value
                                --------  -----------
Nonvested at December 31, 2005  115,837   $     17.73

Granted in 2006                  10,000         14.87

Vested in 2006                  (26,297)        15.98
                                --------  -----------

Nonvested at June 30, 2006       99,540   $     17.90
                                ========  ===========


Nonvested at December 31, 2004  115,851   $     19.57

Granted in 2005                   9,000         10.00

Vested in 2005                  (25,883)        16.46
                                --------  -----------

Nonvested at June 30, 2005       98,968   $     19.52
                                ========  ===========

As of June 30, 2006, there was $532,000 of total unrecognized compensation cost related to nonvested options that vest over a five year period. That cost is expected to be recognized over a weighted average period of 3.1 years. The total fair value of shares vested during the six month periods ended June 30, 2006 and 2005 was $1.0 million and $834,000, respectively.

Performance  Stock  Options
---------------------------

The following tables provide information for stock options that vest based on specific loan growth performance targets.

                                         For the Six Months Ended June 30, 2005 and 2006
                                        --------------------------------------------------
                                                                  Weighted
                                                                  average
                                                                  remaining     Aggregate
                                                  Exercise    contractual life  Intrinsic
                                        Shares  price/share       in years        Value
                                        ------  ------------  ----------------  ----------
Options outstanding- December 31, 2005  10,000  $      34.30

Granted in 2006                              -             -

Options exercised in 2006                    -             -
                                        ------  ------------

Options outstanding - June 30, 2006     10,000  $      34.30               9.0  $   37,000
                                        ======  ============  ================  ==========

Exercisable at June 30, 2006                 -  $          -                 -  $        -
                                        ======  ============  ================  ==========

There were no options based on performance granted as of June 30, 2005.

                                         Weighted
                                          Average
                                        Grant Date
                                Shares  Fair Value
                                ------  -----------
Nonvested at December 31, 2005  10,000  $     11.59
                                ------  -----------

Granted in 2006                      -            -

Vested in 2006                       -            -
                                ------  -----------

Nonvested at June 30, 2006      10,000  $     11.59
                                ======  ===========

As of June 30, 2006, there was $60,000 of total unrecognized compensation cost related to nonvested options granted based on performance. That cost is expected to be recognized over a weighted average period of 4.0 years.

Pro Forma Earnings Per Share
----------------------------

Had compensation cost been determined based upon the fair value of the options at the grant dates consistent with the method recommended by SFAS No. 123, the Company's net income and income per share, on a pro forma basis, for the three and six months ended June 30, 2005 is indicated in the following table.

                                      Three Months     Six Months
                                         Ended           Ended
                                     June 30, 2005   June 30, 2005
                                     --------------  --------------
Net income                           $    2,405,732  $    4,489,721
Deduct: Total stock-based
  Compensation expense determined
  Under fair value based method,
  net of related tax effect                  54,261         108,522
                                     --------------  --------------
Pro Forma, net income                $    2,351,471  $    4,381,199
                                     ==============  ==============

Basic net income per share:
  As reported                        $         0.46  $         0.85
  Pro forma                          $         0.45  $         0.83

Diluted net income per share:
  As reported                        $         0.45  $         0.84
  Pro forma                          $         0.44  $         0.82

Note 4 - Cash Dividend Declared

On April 18, 2006, the Company declared a quarterly cash dividend of $0.13 per share on outstanding shares. The dividend was paid on May 19, 2006 to shareholders of record as of May 4, 2006.

On July 19, 2006, the Company declared a quarterly cash dividend of $0.13 per share on outstanding shares. The dividend is payable on August 15, 2006 to shareholders of record as of August 4, 2006.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
--------

The Bank was organized by a group of local citizens and commenced business on August 28, 1989, with one branch location. Today, the Bank is Augusta's largest community banking company operating eight full service branches in Richmond and Columbia counties in Augusta, Martinez, and Evans, Georgia and one branch in Athens, Georgia. The Bank operates two mortgage origination offices in Augusta, Georgia, and Savannah, Georgia. The Savannah, Georgia office also offers construction lending services. Bank and mortgage operations are located in Augusta, Georgia in two operations campuses located in close proximity to the main office in Augusta, Georgia. Wealth management and trust services are located in the main office. The Company received approval from the Office of Thrift Supervision in July 2006 to open a federally chartered thrift in Aiken, South Carolina and anticipates that the thrift will open for business in September 2006.

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

The Bank's services include the origination of residential and commercial real estate loans, construction and development loans, and commercial and consumer loans. The Bank also offers a variety of deposit programs, including noninterest-bearing demand, interest checking, money management, savings, and time deposits. In the Augusta-Richmond County, GA-SC metropolitan area, the Bank had 11.25% of all deposits and was the fourth largest depository institution at June 30, 2005, as cited from the Federal Deposit Insurance Corporation's website. Securities sold under repurchase agreements are also offered. Additional services include wealth management, trust, retail investment, and mortgage. As a matter of practice, most mortgage loans are sold in the secondary market; however, some mortgage loans are placed in the portfolio based on asset/liability management strategies. The Bank continues to concentrate on increasing its market share through various new deposit and loan products and other financial services and by focusing on the customer relationship management philosophy. The Bank is committed to building life-long relationships with its customers, employees, shareholders, and the communities it serves.

The Bank's primary source of income is from its lending activities followed by interest income from its investment activities, service charges and fees on deposits, and gain on sales of mortgage loans in the secondary market. Interest income on loans and investment securities increased during the first six months of 2006 as compared to the first six months of 2005 due to rising interest rates and increased volumes. Service charges and fees on deposits increased for the first six months of 2006 as compared to the same period in 2005 due to increases in NSF income on retail checking accounts and debit/ATM card income, both the result of new account growth. Gain on sales of mortgage loans increased due to higher production levels. Other significant contributors to income are trust services fees and retail investment income.

The Bank continues to experience steady growth. Over the past four years, assets grew from $481.5 million at December 31, 2001 to $864.3 million at December 31, 2005. At June 30, 2006, assets were $937.9 million. From year end 2001 to year end 2005, loans increased $261.6 million, and deposits increased $294.5 million. From December 31, 2005 to June 30, 2006, loans increased $57.5 million and deposits increased $66.0 million. Also, from 2001 to 2005, return on average equity increased from 12.19% to 16.15% and return on average assets increased from 1.02% to 1.27%. For the six months ended June 30 2006, annualized return on average assets was 1.20% and annualized return on average equity was 16.47%. Net income for the year ended 2001 was $4.6 million compared to net income of $10.0 million at year end 2005. Net income for the six months ended June 30, 2006 was $5.4 million. The Company has reached a level of maturity evidenced by long-term financial performance and stability that resulted in cash dividends of $0.13 per share paid for each quarter of 2004 and 2005 and for the first two quarters of 2006.

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

The Company segments its allowance for loan losses into the following three major categories: 1) identified losses for impaired loans; 2) general allocation for Classified/Watch loans; and 3) general allocation for loans with satisfactory ratings. Risk ratings are initially assigned in accordance with the Bank's loan and collection policy. An organizationally independent department reviews grade assignments on an ongoing basis. Management reviews current information and events regarding a borrower's financial condition and strengths, cash flows available for debt repayment, the related collateral supporting the loan and the effects of known and expected economic conditions. When the evaluation reflects a greater than normal risk associated with the individual loan, management classifies the loan accordingly. If the loan is determined to be impaired, management allocates a portion of the allowance for loan losses for that loan based upon the present value of future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if collection of the loan is deemed to be dependent upon the collateral. Regulatory guidance is also considered. Cash receipts for accruing loans are applied to principal and interest under the contractual terms of the loan agreement; however, cash receipts on impaired and nonaccrual loans for which the accrual of interest has been discontinued are generally applied first to principal and then to interest income depending upon the overall risk of principal loss to the Company. Impaired and Classified/Watch loans are aggressively monitored. The allocation for loans rated satisfactory is further subdivided into various types of loans as defined by call report codes. The Company's management also gives consideration to subjective factors such as, national and local economic conditions, bankruptcy trends, unemployment trends, loan concentrations, and competitive factors in the local market. These factors represent uncertainties in the Bank's business environment and are included in the various individual components of the allowance for loan losses.

Performance Overview -- Net Income
----------------------------------

The Company's net income for the second quarter of 2006 was $2.9 million, which was an increase of $521,000 (21.6%) compared to net income of $2.4 million for the second quarter of 2005. Diluted net income per share for the three months ended June 30, 2006 was $0.55 compared to $0.45 for the three months ended June 30, 2005. Net income for the first six months of 2006 was $5.4 million, an increase of $897,000 (20.0%) compared with net income of $4.5 million for the first six months of 2005. The increase in net income for the three and six months ended June 30, 2006 as compared with the three and six months ended June 30, 2005, was primarily a result of increases in net interest income and noninterest income, somewhat offset by increases in noninterest expense.
Interest income on both loans and investment securities increased due to increased volumes and higher interest rates. Interest expense on deposits, securities sold under repurchase agreements and other borrowings increased as a result of rising interest rates and higher volumes. Factors contributing to the increase in noninterest income for the three and six months ended June 30, 2006, were increases in both service charges and fees on deposits and net investment securities gains. NSF fees on retail checking accounts and debit/ATM card income increased due to new account growth, somewhat offset by decreases in service charges on business checking accounts due to increases in the earnings credit. Net investment securities gains increased due to a $526,000 gain recognized on the sale of equity securities, partially offset by losses on the sale of agency securities. Increases in gain on sales of loans, retail investment income and increase in cash-surrender value of bank-owned life insurance also contributed to the increase in non-interest income for the six months ended June 30, 2006. Noninterest expense increased during the three and six months ended June 30, 2006 compared to the same periods ended June 30, 2005, primarily due to increases in salaries and employee benefits related to company growth and increases in other operating expenses. The increase in noninterest expense for the six months ended June 30, 2006 included $610,000 in expenses related to the Company's expansion into new markets. Significant changes in other operating expenses during the three and six month periods include increases in processing expenses for retail and business checking products and retail investment services as well as increases in contributions for a $200,000 donation to Georgia Bank Foundation. Professional fees increased for the six-month period for Sarbanes-Oxley 404 compliance, legal fees and other advisory services.

Total assets of $937.9 million at June 30, 2006 reflect an increase of $73.7 million (8.5%) from year-end 2005. This increase is primarily attributable to higher balances for loans, federal funds sold and investment securities since December 2005. Total loans at June 30, 2006 were $658.7 million which represented an increase of $57.5 million (9.6%) from December 31, 2005. Since December 31, 2005, federal funds sold increased $5.4 million (194.6%), investment securities increased $4.2 million (2.1%), and cash surrender value of bank-owned life insurance increased $3.8 million (32.1%). These increases were funded by increases in total deposits of $66.0 million (9.9%), increases in subordinated debentures of $10.0 million (100.0%) and increases in Federal Home Loan Bank advances of $8.0 million (15.4%), somewhat offset by decreases in securities sold under repurchase agreements of $12.6 million (18.8%). Net income of $5.4 million less dividends paid of $1.4 million also contributed to the funding.

The annualized return on average assets for the Company was 1.20% for the six months ended June 30, 2006, compared to 1.21% for the same period last year. The steady ratio reflects growth of both net income and assets in proportion to one another during the periods compared. The annualized return on average stockholders' equity was 16.47% for the six months ended June 30, 2006, compared to 15.10% for the same period last year. The increase is primarily attributable to net income growth and increases in accumulated other comprehensive loss.

Net  Interest  Income
---------------------
                                              Table 1 - Net Interest Income

                                Three Months Ended                      Six Months Ended
                                      June 30            Variance            June 30,           Variance
                                ------------------  ------------------  ------------------  ------------------
                                  2006      2005     Amount      %        2006      2005     Amount      %
                                --------  --------  --------  --------  --------  --------  --------  --------
                                                         (Dollars in thousands)
Interest income:
  Loans, including fees         $ 13,018  $  9,272  $  3,746     40.4%  $ 24,830  $ 17,515  $  7,315     41.8%
  Investment securities            2,702     1,937       765     39.5%     5,158     3,701     1,457     39.4%

Interest expense:
  Deposits                         5,547     3,245     2,302     70.9%    10,466     5,891     4,575     77.7%
  Federal funds purchased
    and securities sold under
    repurchase agreements            725       350       375    107.1%     1,409       622       787    126.5%
  Other borrowings                 1,058       554       504     91.0%     1,905     1,062       843     79.4%

Net interest income                8,440     7,161     1,279     17.9%    16,417    13,802     2,615     18.9%

Net interest income increased $1.3 million (17.9%) during the three-month period and $2.6 million (18.9%) during the six-month period due to an increase in average earning assets. Interest-earning assets were $893.5 million at June 30, 2006, an increase of $144.0 million (19.2%) over June 30, 2005 and $71.0 million (8.6%) over December 31, 2005. Loan interest income increased $3.7 million and $7.3 million in the three and six month periods, respectively, while deposit interest expense increased $2.3 million and $4.6 million in the three and six month periods, respectively, all the result of rising interest rates and the continued growth of account balances. The annual average balance for loans was $626.0 million at June 30, 2006 with an annualized average yield of 7.92% compared to $513.5 million at June 30, 2005 with an annualized average yield of 6.82%. Deposits had an annual average balance of $600.0 million with an annualized average rate of 3.52% at June 30, 2006 compared to $498.7 million and 2.38% at June 30, 2005. Other contributing factors during both the three and six month periods included increases in interest income on investment securities, increases in interest expense on other borrowings and increases in interest expense on federal funds purchased and securities sold under repurchase agreements, all the result of increased volumes and higher interest rates.

The Company's net interest margin for both the three and six months ended June 30, 2006 was 3.84% as compared to 3.95% for the three and six months ended June 30, 2005. The decrease in the net interest margin for both the three and six month periods is primarily the result of increases in the cost to fund earning assets due to interest expense on subordinated debentures issued in December 2005 and March 2006. Interest expense on subordinated debentures was $326,000 for the three months ended June 30, 2006 and $518,000 for the six months ended June 30, 2006.

Noninterest Income
------------------
                                              Table 2 - Noninterest Income

                             Three Months Ended                         Six Months Ended
                                   June 30,             Variance             June 30,            Variance
                             -------------------  -------------------  -------------------  ------------------
                               2006      2005      Amount       %        2006      2005      Amount      %
                             --------  ---------  ---------  --------  --------  ---------  --------  --------
                                                         (Dollars in thousands)
Service charges and fees
  on deposits                $  1,540  $  1,354   $    186      13.7%  $  2,892  $  2,565   $    327     12.7%
Gain on sales of loans          1,271     1,298        (27)    (2.1%)     2,525     2,341        184      7.9%
Investment securities
  gains (losses), net             284       (40)       324   (810.0%)       284       (39)       323  (828.2%)
Retail investment income          217       122         95      77.9%       384       204        180     88.2%
Increase in cash surrender
  value of bank-owned
  life insurance                  150       102         48      47.1%       289       185        104     56.2%

Noninterest income              3,806     3,189        617      19.3%     7,062     5,890      1,172     19.9%

Noninterest income increased $617,000 (19.3%) during the three-month period and $1.2 million (19.9%) during the six-month period. The most significant changes for the three and six month periods were for service charges and fees on deposits and net investment securities gains. Increases in service charges and fees on deposits during both the three and six month periods were primarily due to increases in NSF fees for retail checking accounts and debit/ATM card income, both the result of new account growth, somewhat offset by decreases in service charges on business checking accounts due to increases in the earnings credit. Increases in net investment securities gains for both the three and six month periods were the result of a $526,000 gain recognized on the sale of equity securities, partially offset by losses on the sale of agency securities. Other contributing factors to the increase in noninterest income for the six-month period include increases in gain on sales of loans due to increased mortgage production, which is primarily the result of new personnel, increases in retail investment income due to production by new personnel and increases in the increase in cash-surrender value of bank-owned life insurance due to an additional purchase of $3.5 million in bank-owned life insurance in February 2006.

Noninterest  Expense
--------------------

                                                    Table 3 - Noninterest Expense

                                     Three Months Ended                        Six Months Ended
                                 June 30,            Variance            June 30,            Variance
                            ------------------  ------------------  ------------------  ------------------
                              2006      2005     Amount      %        2006      2005     Amount      %
                            --------  --------  --------  --------  --------  --------  --------  --------
                                                         (Dollars in thousands)
Salaries                    $  3,428  $  3,014  $    414     13.7%  $  6,808  $  5,763  $  1,045     18.1%
Employee benefits              1,078       776       302     38.9%     2,137     1,585       552     34.8%
Occupancy expenses               685       683         2      0.3%     1,434     1,356        78      5.8%
Other operating expenses       2,041     1,734       307     17.7%     4,019     3,240       779     24.0%
                            --------  --------  --------  --------  --------  --------  --------  --------
Total noninterest expense   $  7,232  $  6,207  $  1,025     16.5%  $ 14,398  $ 11,944  $  2,454     20.5%
                            ========  ========  ========  ========  ========  ========  ========  ========

Noninterest expense increased $1.0 million (16.5%) during the three-month period and $2.5 million (20.5%) during the six-month period. Noninterest expense attributable to the Company's expansion into new markets totaled $279,000 for the three months ended June 30, 2006 and $610,000 for the six months ended June 30, 2006. Salary expense increased during the three and six month periods primarily as the result of company growth related to new markets, opening of a customer care center and expansion of the wealth management area. Increases in employee benefits during the three and six month periods were for FICA taxes and medical expenses directly related to salaries and for stock option compensation expense recognized for the acceleration of the vesting period for two key employees and to comply with SFAS No. 123 (Revised 2004). Other operating expenses increased $307,000 (17.7%) for the three-month period and $779,000 (24.0%) for the six-month period. Increases in processing expenses during both the three and six month periods were attributable to new account growth for both retail and business checking products and retail investment processing fees related to increased production. Contributions increased for both the three and six month periods as the result of a $200,000 donation made to Georgia Bank Foundation. Professional fees increased for the six-month period for Sarbanes-Oxley 404 compliance, legal fees and other advisory services.

Income  Taxes
-------------

Income tax expense in the second quarter of 2006 totaled $1.6 million, an increase of $410,000 (33.5%) over the second quarter of 2005. The effective tax rate for the three months ended June 30, 2006 and 2005 was 35.8% and 33.7%, respectively. Income tax expense for the six months ended June 30, 2006 totaled $2.7 million for an effective tax rate of 33.7% compared to 33.6% for the six months ended June 30, 2005. The increase in the effective tax rate for the three month period is primarily due to nondeductible stock option expense related to incentive stock options recorded in the second quarter of 2006. For the six months ended June 30, 2006 as compared to the six months ended June 30, 2005, the nondeductible stock option expense and the increase in disallowed state agency and non-Georgia municipal interest income was mostly offset by increases in federal deductible interest income.

Asset  Quality
--------------

Table 4 which follows shows the current and prior period amounts of non-performing assets. Non-performing assets were $3.2 million at June 30, 2006, compared to $4.0 million at December 31, 2005 and June 30, 2005. Significant changes from December 2005 to June 2006 include a $723,000 decrease in non-performing assets with balances less than $100,000, a $940,000 decrease for one customer from a combination of collateral sale and charge-off, and a $1.0 million increase for three customers added to nonaccrual status. The ratio of non-performing assets to total loans and other real estate was 0.48% at June 30, 2006, compared to 0.67% at December 31, 2005 and 0.72% at June 30, 2005. The control and monitoring of non-performing assets continues to be a priority of management.

There were no loans past due 90 days or more and still accruing at June 30, 2006 and June 30, 2005. At December 31, 2005 there were loans past due 90 days or more and still accruing of $1,000.

                                          Table 4 - Non-Performing Assets
                                              (Dollars in thousands)

                                 June 30, 2006   December 31, 2005   June 30, 2005
                                 --------------  ------------------  --------------
Nonaccrual loans                 $        3,185  $            4,009  $        3,955
Other real estate owned                       -                   -               -
                                 --------------  ------------------  --------------
    Total non-performing assets  $        3,185  $            4,009  $        3,955
                                 ==============  ==================  ==============


Loans past due 90 days or more
  and still accruing interest    $            -  $                1  $            -
                                 ==============  ==================  ==============

Allowance  for  Loan  Losses
----------------------------

The allowance for loan losses represents an allocation for probable incurred loan losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with particular emphasis on impaired, non-accruing, past due, and other loans that management believes require special attention. The determination of the allowance for loan losses is considered a critical accounting estimate of the Company. See "Critical Accounting Estimates."

When reviewing the allowance for loan losses, it is important to understand to whom the Company lends. The following table sets forth the composition of the Company's loan portfolio as of June 30, 2006 and December 31, 2005.

                         Table 5 - Loan Portfolio Composition

                                            June 30, 2006      December 31, 2005
                                         -------------------  -------------------
                                          Amount       %       Amount       %
                                         ---------  --------  ---------  --------
                                                  (Dollars in thousands)

Commercial financial and agricultural.   $ 75,260     11.43%  $ 64,398     10.71%
                                         ---------  --------  ---------  --------
Real estate
  Commercial                              187,859     28.52%   171,652     28.55%
  Residential                             125,034     18.98%   123,960     20.62%
  Residential held for sale                20,101      3.05%    22,147      3.68%
  Construction and
    development                           218,131     33.11%   184,826     30.74%
                                         ---------  --------  ---------  --------
      Total real estate                   551,125     83.67%   502,585     83.59%
                                         ---------  --------  ---------  --------
Lease financing                               132      0.02%       111      0.02%
Consumer
  Direct.                                  24,591      3.73%    24,343      4.05%
  Indirect                                  7,725      1.17%     9,752      1.62%
  Revolving                                   745      0.11%       656      0.11%
                                         ---------  --------  ---------  --------
      Total consumer                       33,061      5.02%    34,751      5.78%
                                         ---------  --------  ---------  --------
Deferred loan origination fees               (858)    -0.13%      (610)    -0.10%
                                         ---------  --------  ---------  --------
      Total                              $658,720    100.00%  $601,235    100.00%
                                         =========  ========  =========  ========

At June 30, 2006, the loan portfolio is comprised of 83.67% real estate loans. Commercial, financial and agricultural loans comprise 11.43%, and consumer loans comprise 5.02% of the portfolio.

While the Company has 83.67% of its loan portfolio composed of real estate loans, this percentage is not significantly higher than in previous years. Commercial real estate comprises 28.52% of the loan portfolio and is primarily owner occupied properties where the operations of the commercial entity provide the necessary cash flow to service the debt. For this portion of real estate loan portfolio, repayment is not dependent upon the sale of the real estate held as collateral. Construction and development (33.11%) has been an increasingly important portion of the real estate loan portfolio. The Company carefully monitors the loans in this category since the repayment of these loans is generally dependent upon the sale of the real estate in the normal course of business and can be impacted by national and local economic conditions. The residential category,

18.98% of the portfolio, represents those loans that the Company chooses to maintain in its portfolio rather than selling into the secondary market for marketing and competitive reasons and commercial loans secured by residential real estate. The residential held for sale category, 3.05% of the portfolio, comprises loans that are in the process of being sold into the secondary market. In these loans, the credit has been approved by the investor and the interest rate locked so that the Company minimizes credit and interest rate risk with respect to these loans.

The Company has no large loan concentrations to individual borrowers. Unsecured loans at June 30, 2006 were $10.5 million. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may advise additions to the allowance based on their judgments about information available to them at the time of their examination. Such regulatory guidance is considered, and the Company may recognize additions to the allowance as a result.

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management's analysis of potential risk in the loan portfolio. Loans determined to be uncollectible are charged to the allowance for loan losses and subsequent recoveries are added to the allowance. A provision for losses in the amount of $456,000 was charged to expense for the quarter ended June 30, 2006 compared to $515,000 for the quarter ended June 30, 2005, and $960,000 for the six months ended June 30, 2006 compared to $987,000 for the six months ended June 30, 2005. The decrease in provision for loan losses for both the three and six month periods is primarily due to adjustments in the allowance calculation for economic and market risk factors related to improvements in local economic conditions within the Company's market area and decreases in the levels of Classified and Watch-rated debt. The increase in the allowance for loans losses as of June 30, 2006 as compared to June 30, 2005 is primarily due to increases in outstanding loan balances somewhat offset by decreases to the allowance due to lower levels of Classified and Watch-rated debt and the change in the allowance calculation related to economic and market risk factors. Charge-offs for the three and six months ended June 30, 2006 increased primarily as the result of a $423,000 charge-off for one real estate loan.

           Table 6 - Allowance for Loan Losses

                                 2006         2005
                              -----------  -----------
Beginning balance, January 1  $    9,125   $    7,930
Provision charged to expense         960          987
Recoveries                           426          511
Loans charged off                 (1,207)        (750)
                              -----------  -----------
Ending balance, June 30       $    9,304   $    8,678
                              ===========  ===========

At June 30, 2006 the ratio of allowance for loan losses to total loans was 1.41% compared to 1.52% at December 31, 2005 and 1.57% at June 30, 2005. Management considers the current allowance for loan losses appropriate based upon its analysis of the potential risk in the portfolio, although there can be no assurance that the assumptions underlying such analysis will continue to be correct.

Liquidity  and  Capital  Resources
----------------------------------

The Company's liquidity remains adequate to meet operating and loan funding requirements. The loan to deposit ratio at June 30, 2006 was 90.3% compared to 90.6% at December 31, 2005 and 89.6% at June 30, 2005. The steady loan to deposit ratio from December 31, 2005 to June 30, 2006 reflects growth of both loans and deposits in proportion to one another during the first six months of 2006. The increase in the loan to deposit ratio from June 30, 2005 to December 31, 2005 reflects loan growth at a higher rate than deposit growth during that time period. Deposits at June 30, 2006 and December 31, 2005 include $57.7 million and $40.4 million of brokered certificates of deposit, respectively. The Company has also utilized borrowings from the Federal Home Loan Bank. The Company maintains a line of credit with the Federal Home Loan Bank approximating 10% of the Bank's total assets. Federal Home Loan Bank advances are collateralized by eligible first mortgage loans, commercial real estate loans and investment securities. These borrowings totaled $60.0 million at June 30, 2006. The Company maintains repurchase lines of credit with SunTrust Robinson Humphrey, Atlanta, Georgia, for advances up to $20.0 million and with The Bankers Bank, Atlanta, Georgia, for advances up to $10.0 million of which no amounts were outstanding in either case at June 30, 2006. The Company has a federal funds purchased accommodation with The Bankers Bank, Atlanta, Georgia, for advances up to $16.7 million and with SunTrust Bank, Atlanta, Georgia for advances up to $10.0 million. Additionally, liquidity needs can be satisfied by the structuring of the maturities of investment securities and the pricing and maturities on loans and deposits offered to customers. The Company also uses retail securities sold under repurchase agreements to fund growth. Retail securities sold under repurchase agreements were $54.4 million at June 30, 2006.

Shareholders' equity to total assets was 7.07% at June 30, 2006 compared to 7.36% at December 31, 2005 and 7.80% at June 30, 2005. The capital of the Company and the Bank exceeded all required regulatory guidelines at June 30, 2006. The Company's Tier 1 risk-based, total risk-based and leverage capital ratios were 12.10%, 13.38%, and 9.74%, respectively, at June 30, 2006. The following table reflects the current regulatory capital levels in more detail, including comparisons to the regulatory minimums.

                                Table 7 - Regulatory Capital Requirements
                                              June 30, 2006
                                         (Dollars in Thousands)

                                                         Required for capital
                                      Actual               adequacy purposes             Excess
                                Amount       Percent      Amount      Percent      Amount      Percent
                              -----------  -----------  ----------  -----------  ----------  -----------
Southeastern Bank Financial
Corporation

Risk-based capital:
  Tier 1 capital              $    90,121       12.10%      29,790        4.00%      60,331        8.10%
  Total capital                    99,664       13.38%      59,579        8.00%      40,085        5.38%
Tier 1 leverage ratio              90,121        9.74%      37,010        4.00%      53,111        5.74%

Georgia Bank & Trust Company

Risk-based capital:
  Tier 1 capital              $    67,245        9.11%      29,527        4.00%      37,718        5.11%
  Total capital                    76,473       10.36%      59,054        8.00%      17,419        2.36%
Tier 1 leverage ratio              67,245        7.43%      36,199        4.00%      31,046        3.43%

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

Unfunded commitments to extend credit where contract amounts represent potential credit risk totaled $173.6 million at June 30, 2006. These commitments are primarily at variable interest rates.

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

Table 8 - Commitments and
Contractual Obligations       Less than    1 - 3    3 - 5   More than
($in thousands)                 1 Year     Years    Years    5 Years
----------------------------  ----------  -------  -------  ----------
Lines of credit               $  173,633        -        -           -
Lease agreements                      84       42        9           -
Deposits                         670,599   49,788    4,772       4,479
Securities sold under
  repurchase agreements           54,404        -        -           -
FHLB advances                      5,000        -   30,000      25,000
Other borrowings                     400        -        -           -
                              ----------  -------  -------  ----------
  Total commitments and
    contractual obligations   $  904,120  $49,830  $34,781  $   29,479
                              ==========  =======  =======  ==========

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2006, there were no substantial changes in the interest rate sensitivity analysis or the sensitivity of market value of portfolio equity for various changes in interest rates calculated as of December 31, 2005. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company's audited consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2005 included in the Company's 2005 Annual Report on Form 10-K.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer (principal executive officer) and its Group Vice President and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, such officers concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no changes in the Company's internal controls or, to the Company's knowledge, in other factors during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Item  2.       Unregistered  Sales  of  Equity Securities and Use of Proceeds

               Issuer  Purchases  of  Equity  Securities

               The following table sets forth information regarding the Company's purchases of its common stock on a monthly basis during the second quarter of 2006.

---------------------------------------------------------------------------------
                                                                 Maximum Number
                                                                 (or appropriate
                                                                Dollar Value) of
                                            Total Number of     Shares (or Units)
                   Total                   Shares (or Units)     that May Yet be
                 Number of    Average    Purchased as Part of    Purchased Under
                  Shares    Price Paid    Publicly Announced      the Plans or
Period           Purchased   Per Share     Plans or Programs        Programs
---------------------------------------------------------------------------------
April 1 through
April 30, 2006         723  $     37.50                    723             99,277
---------------------------------------------------------------------------------
May 1 through
May 31, 2006             -            -                      -            100,000
---------------------------------------------------------------------------------
June 1 through
June 30, 2006          109        37.00                    109             99,891
---------------------------------------------------------------------------------
Total                  832        37.43                    832             99,891
---------------------------------------------------------------------------------

               On April 15, 2004, the Company announced the commencement of a stock repurchase program, pursuant to which it will, from time to time, repurchase up to 100,000 shares of its outstanding stock. The program does not have a stated expiration date. No stock repurchase programs were terminated during the second quarter of 2006.


Item  3.       Defaults  Upon  Senior  Securities

               Not  applicable

Item  4.       Submission  of  Matters  to  a  Vote  of  Security  Holders

          (a) The Annual Meeting of Shareholders was held on April 19, 2006 at the Company's Cotton Exchange office located at 32 8th Street, Augusta, Georgia.

          (b) The following directors were elected for a term of one year and until a successor is duly qualified and elected:

                    William J. Badger
                    R. Daniel Blanton
                    Warren Daniel
                    Edward G. Meybohm
                    Robert W. Pollard, Jr.
                    Randolph R. Smith
                    Ronald L. Thigpen
                    John W. Trulock, Jr.

          (c) The following matters were voted on at the meeting as was previously identified in the Proxy materials forwarded to each shareholder:

               1. Proposal to elect the eight individuals nominated by management as Directors.

                    Votes were cast as follows:

Director                    For     Withhold
--------                    ---     --------
William J. Badger        4,817,399         0
R. Daniel Blanton        4,813,899     3,500
Warren Daniel            4,817,237       162
Edward G. Meybohm        4,817,399         0
Robert W. Pollard, Jr.   4,813,737     3,662
Randolph R. Smith, M.D.  4,813,899     3,500
Ronald L. Thigpen        4,813,899     3,500
John W. Trulock, Jr.     4,742,251    75,148

               2. Proposal to amend the Articles of Incorporation to eliminate the preemptive rights provision in Article Eight.

                    Votes were cast as follows:

                    For               Against          Abstain
                    ---               -------          -------
                   3,844,788          101,410          128,336

               3.   Proposal to approve the 2006 Long-Term Incentive Plan.

                    Votes were cast as follows:

                    For               Against          Abstain
                    ---               -------          -------
                    3,787,559         145,670          141,305


Item 5.        Other Information

               None


Item 6.        Exhibits

               10.1 2006  Long-Term  Incentive  Plan

               10.2 Form  of  Incentive  Stock  Option  Agreement under the 2006
                    Long-  Term  Incentive  Plan

               10.3 Form  of Non-Qualified Stock Option Agreement under the 2006
                    Long-Term  Incentive  Plan

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

                               SOUTHEASTERN BANK FINANCIAL CORPORATION



Date: August 7, 2006                    By: /s/ Darrell R. Rains
     ----------------                      --------------------------------
                                        Darrell R. Rains
                                        Group Vice President, Chief
                                        Financial Officer (Duly Authorized
                                        Officer of Registrant and Principal
                                        Financial Officer)