Form 10-Q
period 2006-09-30
Southeastern Bank Financial CORP
filed 2006-11-08
CIK 880116

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

(Mark  One)

 X     Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act
---    of 1934
       For  the  quarterly  period  ended  September  30,  2006.
                                           --------------------

                                       or

       Transition Report under Section 13 or 15(d) of the Securities Exchange
---    Act  of  1934
       For  the  transition  period  from                to                .
                                          --------------    ---------------

                          Commission File No.  0-23980
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

     Indicate  by  check  mark  whether  the  registrant  is a shell company (as
defined  in  Rule  12b-2  of  the  Exchange  Act):  Yes    No  X
                                                       ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     5,432,854 shares of common stock, $3.00 par value per share, outstanding as of October 31, 2006.

                        SOUTHEASTERN BANK FINANCIAL CORPORATION
                                       FORM 10-Q
                                         INDEX

                                                                                Page
Part I
        Item 1.   Financial Statements (Unaudited)

                  Consolidated Balance Sheets as of September 30, 2006 and
                    December 31, 2005                                              3

                  Consolidated Statements of Income for the Three and Nine
                    Months ended September 30, 2006 and 2005                       4

                  Consolidated Statements of Cash Flows for the
                    Nine Months ended September 30, 2006 and 2005                  5

                  Notes to Consolidated Financial Statements                       6

        Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                 14

        Item 3.   Quantitative and Qualitative Disclosures about Market Risk      29

        Item 4.   Controls and Procedures                                         29

Part II  Other  Information

        Item 1.   Legal Proceedings                                                *
        Item 1A.  Risk Factors                                                    30
        Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds     30
        Item 3.   Defaults Upon Senior Securities                                  *
        Item 4.   Submission of Matters to a Vote of Security Holders              *
        Item 5.   Other Information                                                *
        Item 6.   Exhibits                                                        31

Signature                                                                         32

* No information submitted under this caption

                                     PART I
                              FINANCIAL INFORMATION

                 SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
                                Consolidated Balance Sheets
                                        (Unaudited)

                         ASSETS
                                                            September 30,    December 31,
                                                                2006             2005
                                                           ---------------  --------------
Cash and due from banks                                    $   29,874,861   $  18,792,799
Federal funds sold                                             27,999,000       2,758,000
Interest-bearing deposits in other banks                          512,541       1,012,257
                                                           ---------------  --------------
      Cash and cash equivalents                                58,386,402      22,563,056

Investment securities
  Available-for-sale                                          218,491,019     197,551,996
  Held-to-maturity, at cost (fair values of
    $3,369,014 and $3,897,341, respectively)                    3,275,750       3,776,040

Loans held for sale                                            15,289,290      22,146,834

Loans                                                         677,576,995     579,087,791
  Less allowance for loan losses                               (9,737,666)     (9,124,801)
                                                           ---------------  --------------
      Loans, net                                              667,839,329     569,962,990

Premises and equipment, net                                    23,274,120      21,376,183
Accrued interest receivable                                     5,387,374       4,624,023
Bank-owned life insurance                                      15,822,530      11,863,276
Restricted equity securities                                    4,936,281       4,287,481
Other assets                                                    7,083,937       6,125,360
                                                           ---------------  --------------

                                                           $1,019,786,032   $ 864,277,239
                                                           ===============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Noninterest-bearing                                      $  100,582,521   $  97,083,931
  Interest-bearing:
    NOW accounts                                              151,172,700     100,692,388
    Savings                                                   256,281,081     265,131,754
    Money management accounts                                  53,968,604      37,719,408
    Time deposits over $100,000                               165,866,087     122,009,813
    Other time deposits                                        64,727,263      41,017,555
                                                           ---------------  --------------
                                                              792,598,256     663,654,849

Federal funds purchased and securities sold
  under repurchase agreements                                  62,902,781      67,013,416
Advances from Federal Home Loan Bank                           60,000,000      52,000,000
Other borrowed funds                                            1,000,000       1,000,000
Accrued interest payable and other liabilities                  7,861,443       7,025,767
Subordinated debentures                                        20,000,000      10,000,000
                                                           ---------------  --------------
      Total liabilities                                       944,362,480     800,694,032
                                                           ---------------  --------------

Stockholders' equity:
  Common stock, $3.00 par value; 10,000,000 shares
    authorized; 5,416,118 and 5,279,241 shares issued in
    2006 and 2005, respectively; 5,416,118 and 5,263,144
    shares outstanding in 2006 and 2005, respectively          16,248,354      15,837,723
  Additional paid-in capital                                   38,386,164      34,138,876
  Retained earnings                                            22,350,522      16,099,414
  Treasury stock, at cost; 0 and 16,097 shares in
    2006 and 2005, respectively                                         -        (233,898)
  Accumulated other comprehensive loss, net                    (1,561,488)     (2,258,908)
                                                           ---------------  --------------
  Total stockholders' equity                                   75,423,552      63,583,207
                                                           ---------------  --------------

                                                           $1,019,786,032   $ 864,277,239
                                                           ===============  ==============

See accompanying notes to consolidated financial statements.

                      SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
                                  Consolidated Statements of Income
                                             (Unaudited)

                                                    Three Months Ended         Nine Months Ended
                                                       September 30,             September 30,
                                               --------------------------  -------------------------
                                                   2006          2005         2006          2005
                                               ------------  ------------  -----------  ------------
Interest income:
  Loans, including fees                        $14,208,614   $10,345,667   $39,038,976  $27,860,831
  Investment securities                          2,705,083     2,001,470     7,863,464    5,702,611
  Federal funds sold                               195,013       131,878       389,642      283,247
  Interest-bearing deposits in other banks           5,808         7,400        19,458       16,599
                                               ------------  ------------  -----------  ------------
      Total interest income                     17,114,518    12,486,415    47,311,540   33,863,288
                                               ------------  ------------  -----------  ------------

Interest expense:
  Deposits                                       6,479,749     3,746,904    16,945,683    9,637,475
  Federal funds purchased and securities sold
    under repurchase agreements                    754,106       459,035     2,162,860    1,081,435
  Other borrowings                               1,168,587       609,027     3,073,878    1,671,117
                                               ------------  ------------  -----------  ------------
      Total interest expense                     8,402,442     4,814,966    22,182,421   12,390,027
                                               ------------  ------------  -----------  ------------

      Net interest income                        8,712,076     7,671,449    25,129,119   21,473,261

Provision for loan losses                          666,913       589,260     1,627,041    1,576,223
                                               ------------  ------------  -----------  ------------

      Net interest income after provision
        for loan losses                          8,045,163     7,082,189    23,502,078   19,897,038
                                               ------------  ------------  -----------  ------------

Noninterest income:
  Service charges and fees on deposits           1,422,806     1,391,363     4,314,928    3,956,858
  Gain on sales of loans                         1,328,907     1,520,241     3,854,244    3,860,823
  Investment securities (losses) gains, net        (10,000)      (46,406)      273,600      (85,666)
  Retail investment income                         192,363        87,030       576,336      290,596
  Trust service fees                               214,294       163,855       605,126      470,791
  Increase in cash surrender value of
    bank-owned life insurance                      156,010       108,393       445,253      293,339
  Miscellaneous income                             150,682        57,727       447,077      385,030
                                               ------------  ------------  -----------  ------------
      Total noninterest income                   3,455,062     3,282,203    10,516,564    9,171,771
                                               ------------  ------------  -----------  ------------

Noninterest expense:
  Salaries and other personnel expense           4,538,449     4,005,089    13,483,469   11,354,013
  Occupancy expenses                               637,723       687,031     2,071,624    2,042,557
  Other operating expenses                       2,054,492     1,753,359     6,073,147    4,992,931
                                               ------------  ------------  -----------  ------------
      Total noninterest expense                  7,230,664     6,445,479    21,628,240   18,389,501
                                               ------------  ------------  -----------  ------------

      Income before income taxes                 4,269,561     3,918,913    12,390,402   10,679,308

Income tax expense                               1,344,532     1,320,336     4,078,994    3,590,990
                                               ------------  ------------  -----------  ------------

      Net income                               $ 2,925,029   $ 2,598,577   $ 8,311,408  $ 7,088,318
                                               ============  ============  ===========  ============

Basic net income per share                     $      0.55   $      0.49   $      1.57  $      1.35
                                               ============  ============  ===========  ============

Diluted net income per share                   $      0.55   $      0.48   $      1.56  $      1.33
                                               ============  ============  ===========  ============

Weighted average common shares outstanding       5,312,831     5,258,713     5,288,760    5,256,367
                                               ============  ============  ===========  ============

Weighted average number of common and
  common equivalent shares outstanding           5,361,440     5,358,959     5,329,051    5,344,621
                                               ============  ============  ===========  ============

See accompanying notes to consolidated financial statements.

                    SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
                             Consolidated Statements of Cash Flows
                                          (Unaudited)

                                                                 Nine Months Ended September 30,
                                                                      2006              2005
                                                                -----------------  --------------
Cash flows from operating activities:
Net income                                                      $      8,311,408   $   7,088,318
  Adjustments to reconcile net income to net cash
    provided by operating activities
    Depreciation                                                       1,013,581       1,088,406
    Provision for loan losses                                          1,627,041       1,576,223
    Net investment securities (gains) losses                            (273,600)         85,666
    Net (accretion of discount) amortization of premium
      on investment securities                                          (266,989)        273,044
    Increase in CSV of bank owned life insurance                        (445,253)       (293,339)
    Stock options compensation cost                                      331,698               -
    (Gain) loss on disposal of premises and equipment                    (95,050)          6,685
    Gain on the sale of other real estate                                      -          (9,405)
    Gain on sales of loans                                            (3,854,244)     (3,860,823)
    Real estate loans originated for sale                           (200,576,379)   (199,233,926)
    Proceeds from sales of real estate loans                         211,288,167     206,363,501
    Increase in accrued interest receivable                             (763,351)       (426,787)
    (Increase) decrease in other assets                               (1,331,854)         38,039
    Increase in accrued interest payable and other liabilities           835,676         290,074
                                                                -----------------  --------------
      Net cash provided by operating activities                       15,800,851      12,985,676
                                                                -----------------  --------------

Cash flows from investing activities:
  Proceeds from sales of available for sale securities                15,729,239      23,852,712
  Proceeds from maturities of available for sale securities           54,444,673      17,796,690
  Proceeds from maturities of held to maturity securities                500,000               -
  Purchase of available for sale securities                          (89,515,360)    (75,180,015)
  Purchase of Federal Home Loan Bank stock                              (873,800)       (920,600)
  Proceeds from redemption of FHLB stock                                 225,000         225,000
  Net increase in loans                                              (99,503,380)    (71,523,269)
  Purchase of Bank-owned life insurance                               (3,500,000)              -
  Additions to premises and equipment                                 (4,607,619)     (2,572,201)
  Proceeds from sale of other real estate                                      -         172,286
  Proceeds from sale of premises and equipment                         1,791,151           2,500
                                                                -----------------  --------------
    Net cash used in investing activities                           (125,310,096)   (108,146,897)
                                                                -----------------  --------------

Cash flows from financing activities:
  Net increase in deposits                                           128,943,407      89,088,632
  Net (decrease) increase in federal funds purchased and
    securities sold under repurchase agreements                       (4,110,635)     13,585,690
  Advances from Federal Home Loan Bank                                19,000,000      17,000,000
  Payments of Federal Home Loan Bank advances                        (11,000,000)     (5,000,000)
  Proceeds from subordinated debentures                               10,000,000               -
  Proceeds from issuance of common stock                               4,429,166               -
  Proceeds from other borrowed funds                                           -         100,000
  Purchase of treasury stock                                             (45,174)              -
  Payment of cash dividends                                           (2,060,300)     (2,049,219)
  Proceeds from stock options exercised                                  176,127           3,010
                                                                -----------------  --------------
    Net cash provided by financing activities                        145,332,591     112,728,113
                                                                -----------------  --------------

    Net increase in cash and cash equivalents                   $     35,823,346   $  17,566,892

Cash and cash equivalents at beginning of period                      22,563,056      26,024,197

                                                                -----------------  --------------
Cash and cash equivalents at end of period                      $     58,386,402   $  43,591,089
                                                                =================  ==============

Supplemental disclosures of cash paid during the period for:
  Interest                                                      $     21,506,010   $  12,536,090
                                                                =================  ==============

  Income taxes                                                  $      4,912,075   $   3,560,000
                                                                =================  ==============

Supplemental information on noncash investing activities:
  Loans transferred to other real estate                        $              -   $     109,452
                                                                =================  ==============

See accompanying notes to consolidated financial statements.

             SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                               September 30, 2006

Note  1  -  Basis  of  Presentation

The accompanying consolidated financial statements include the accounts of Southeastern Bank Financial Corporation (the "Company"), and its wholly-owned subsidiaries, Georgia Bank & Trust Company and Southern Bank & Trust. Significant intercompany transactions and accounts are eliminated in consolidation.

The financial statements for the three and nine months ended September 30, 2006 and 2005 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2005.

In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations and cash flows for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results of operations which the Company may achieve for the entire year.

Some items in the prior period financial statements were reclassified to conform to the current presentation.

Note  2  -  Comprehensive  Income

Other comprehensive income for the Company consists of changes in net unrealized gains and losses on investment securities available for sale. Total comprehensive income for the three months ended September 30, 2006 was $5,358,000 compared to $2,615,000 for the three months ended September 30, 2005. Total comprehensive income for the nine months ended September 30, 2006 was $9,009,000 compared to $6,303,000 for the nine months ended September 30, 2005.

Note  3  -  Stock-based  Compensation

During  2000,  the  Company  adopted the 2000 Long-Term Incentive Plan (the 2000
Plan) which allows for stock option awards for up to 253,000 shares of the Company's common stock to employees, officers, and directors of the Company. The Company believes that such awards better align the interests of its employees with those of its shareholders. Under the provisions of the 2000 Plan, the option price is determined by a committee of the board of directors at the time of grant and may not be less than 100% of the fair value of the common stock on the date of the grant of such option. Generally, when granted, these options vest over a five-year period. However, there were 10,000 options granted in 2005, that vest based on specific loan growth performance targets. All options must be exercised within a ten-year period. As of September 30, 2006, all options under this plan had been issued.

During  2006,  the  Company  adopted the 2006 Long-Term Incentive Plan (the 2006
Plan), approved by shareholders at the annual meeting, which allows for stock options awards for up to 250,000 shares of the Company's common stock to key employees, officers, directors and independent contractors providing material services to the Company. The purpose of the Plan is to enhance stockholder investment by attracting, retaining and motivating key employees, officers, directors and independent contractors of the Company, and to encourage stock ownership by such persons by providing them with a means to acquire a proprietary interest in the Company's success, and to align the interests of management with those of stockholders. Under the provisions of the 2006 Plan, the option price is determined by a committee of the board of directors at the time of grant and may not be less than 100% of the fair value of the common stock on the date of the grant of such option. Notwithstanding the foregoing, in the case of an Incentive Stock Option granted to a Participant who is a Ten Percent Stockholder, the Option Price shall not be less than one hundred and ten percent (110%) of the Fair Market Value of the Common Stock on the Date of Grant. Generally, when granted, these options vest over a five-year period. All options must be exercised within a ten year period from the date of the grant; however, options issued to a ten percent stockholder must be exercised within a five year period from its date of grant. As of September 30, 2006, 29,834 options had been granted under this Plan.

The Company periodically purchases treasury stock and uses it for stock option exercises, when available. If treasury stock is not available, additional stock is issued. The Company estimates it will repurchase 25,000 shares or less during the 2006 year.

The Company will accept as payment for options exercised, at the optionee's discretion, cash or shares of the Company's stock at market value, or a combination of cash and Company stock. For the three months ended September 30, 2006, the Company received no cash and stock with a fair market value of $48,000. For the three months ended September 30, 2005, $3,000 cash and stock with a fair market value of $48,000 was received. For the nine months ended September 30, 2006, the Company received $176,000 in cash and stock with a fair market value of $69,000. For the nine months ended September 30, 2005, the Company received $3,000 cash and stock with a fair market value of $258,000. All options issued are incentive stock options and therefore, no tax benefit is realized.

Effective January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004), Accounting for Stock-Based Compensation, which requires the Company to compute the fair value of options at the date of grant and to recognize such costs as compensation expense ratably over the vesting period of the options. For the three and nine months ended September 30, 2006, the Company recognized $73,000 and $332,000, respectively, as compensation expense resulting from all stock options. This expense includes $138,000 related to the accelerated stock option vesting period for two key employees.

The fair value of each option is estimated on the date of grant using the Black-Scholes valuation model that uses the assumptions noted in the following table. Expected volatility is the measure of the amount by which the share price is expected to fluctuate during a period. The method used to calculate historical average annualized volatility is based on the closing price of the first trade of each month. Expected dividends are based on the Company's historical pattern of dividend payments. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The risk-free rate is the ten year U.S. Treasury note at the time of grant.

Stock  Options  with  a  Specified  Vesting  Period
---------------------------------------------------

The following tables provide information for stock options that vest over a five year period.

                                 Three Months Ended               Nine Months Ended
                                     September                        September
                         --------------------------------  --------------------------------
                              2006             2005             2006             2005
                         ---------------  ---------------  ---------------  ---------------
Expected volatility      38.08% - 38.73%           30.40%  33.47% - 38.73%  29.87% - 32.98%

Expected dividend yield            2.00%            2.00%            2.00%            2.00%

Expected option life               7.92             8.54             7.92             8.54

Risk-free interest rate    4.78% - 5.10%            4.06%    4.36% - 5.14%    4.05% - 4.61%

A summary of activity for stock options that vest over a five year period as of September 30, 2006 and September 30, 2005, and changes during the nine months is presented in the following table:

                                                     For the Nine Months Ended September 30, 2006 and 2005
                                          --------------------------------------------------------------------------
                                                                                     Weighted
                                                                 Weighted            average
                                                                 average            remaining          Aggregate
                                                                 exercise        contractual life      Intrinsic
                                               Shares           price/share          in years            Value
                                          -----------------  ------------------  ----------------  -----------------
Options outstanding - December 31, 2005            205,434   $           21.35

Granted in 2006                                     45,000               39.81

Options exercised in 2006                          (22,649)             (10.84)
                                          -----------------  ------------------

Options outstanding - September 30, 2006           227,785   $           26.06               7.23  $       2,947,538
                                          =================  ==================  ================  =================

Exercisable at September 30, 2006                   98,245   $           18.30               5.93  $       2,033,672
                                          =================  ==================  ================  =================


Options outstanding - December 31, 2004            188,040   $           17.05

Granted in 2005                                     24,000               32.69

Options exercised in 2005                          (18,400)             (14.19)
                                          -----------------  ------------------

Options outstanding - September 30, 2005           193,640   $           19.26               7.05  $       4,597,014
                                          =================  ==================  ================  =================

Exercisable at September 30, 2005                   85,997   $           14.85               6.17  $       2,420,816
                                          =================  ==================  ================  =================

The weighted average grant-date fair value of the options granted during the three months ended September 30, 2006 and September 30, 2005 were $16.59 and $11.59, respectively. The weighted average grant-date fair value of the options granted during the nine months ended September 30, 2006 and September 30, 2005 was $16.21 and $10.99, respectively. The total intrinsic value of options exercised during the three months ended September 30, 2006 and September 30, 2005 was $156,000 and $162,000. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and September 30, 2005 was $653,000 and $414,000, respectively.

A summary of the status of the Company's nonvested options as of September 30, 2006 and September 30, 2005 is presented in the following table.

                                                          Weighted
                                                          Average
                                                         Grant Date
                                              Shares     Fair Value
                                            -----------  -----------
           Nonvested at December 31, 2005      115,837   $     17.73

           Granted in 2006                      45,000         16.21

           Vested in 2006                      (29,297)        15.53
                                            -----------  -----------

           Nonvested at September 30, 2006     131,540   $     17.70
                                            ===========  ===========


           Nonvested at December 31, 2004      115,851   $     19.57

           Granted in 2005                      24,000         10.99

           Vested in 2005                      (32,208)        15.61
                                            -----------  -----------

           Nonvested at September 30, 2005     107,643   $     18.85
                                            ===========  ===========

As of September 30, 2006, there was $841,000 of total unrecognized compensation cost related to nonvested options that vest over a five year period. That cost is expected to be recognized over a weighted average period of 3.2 years. The total fair value of shares vested during the nine month periods ended September 30, 2006 and 2005 was $1.1 million for each period.

Performance  Stock  Options
---------------------------

The following tables provide information for stock options that vest based on specific loan growth performance targets.

                                                    For the Nine Months Ended September 30, 2005 and 2006
                                          ------------------------------------------------------------------------
                                                                                  Weighted
                                                                                   average
                                                                                  remaining          Aggregate
                                                                 Exercise      contractual life      Intrinsic
                                               Shares          price/share         in years            Value
                                          ----------------  -----------------  ----------------  -----------------
Options outstanding- December 31, 2005              10,000  $           34.30

Granted in 2006                                          -                  -

Options exercised in 2006                                -                  -
                                          ----------------  -----------------

Options outstanding - September 30, 2006            10,000  $           34.30               8.8  $          47,000
                                          ================  =================  ================  =================

Exercisable at September 30, 2006                    2,000  $           34.30               8.8  $           9,400
                                          ================  =================  ================  =================


Options outstanding- December 31, 2004                   -  $               -

Granted in 2005                                     10,000              34.30

Options exercised in 2005                                -                  -
                                          ----------------  -----------------

Options outstanding - September 30, 2005            10,000  $           34.30               9.8  $          87,000
                                          ================  =================  ================  =================

Exercisable at September 30, 2005                        -  $               -                 -  $               -
                                          ----------------  -----------------  ----------------  -----------------


                                               Weighted
                                                Average
                                              Grant Date
                                   Shares     Fair Value
                                 -----------  -----------
Nonvested at December 31, 2005       10,000   $     11.59

Granted in 2006                           -             -

Vested in 2006                       (2,000)        11.59
                                 -----------  -----------

Nonvested at September 30, 2005       8,000   $     11.59
                                 ===========  ===========


Nonvested at December 31, 2004            -             -

Granted in 2005                      10,000         11.59

Vested in 2005                            -             -
                                 -----------  -----------

Nonvested at September 30, 2005      10,000   $     11.59
                                 -----------  -----------

As of September 30, 2006, there was $57,000 of total unrecognized compensation cost related to nonvested options granted based on performance. That cost is expected to be recognized over a weighted average period of 3.8 years.

Pro  Forma  Earnings  Per  Share
--------------------------------

Had compensation cost been determined based upon the fair value of the options at the grant dates consistent with the method recommended by SFAS No. 123, the Company's net income and income per share, on a pro forma basis, for the three and nine months ended September 30, 2005 would have been as follows:

                                        Three Months          Nine Months
                                            Ended                Ended
                                     September 30, 2005   September 30, 2005
                                     -------------------  -------------------
Net income                           $         2,598,597  $         7,088,318
Deduct: Total stock-based
    Compensation expense determined
    Under fair value based method,
    net of related tax effect                     64,352              172,874
                                     -------------------  -------------------
Pro Forma, net income                $         2,534,245  $         6,915,444
                                     ===================  ===================

Basic net income per share:
    As reported                      $              0.49  $              1.35
    Pro forma                        $              0.48  $              1.32

Diluted net income per share:
    As reported                      $              0.48  $              1.33
    Pro forma                        $              0.48  $              1.30

Note  4  -  Cash  Dividend  Declared

On July 19, 2006, the Company declared a quarterly cash dividend of $0.13 per share on outstanding shares. The dividend was paid on August 15, 2006 to shareholders of record as of August 4, 2006.

On October 18, 2006, the Company declared a quarterly cash dividend of $0.13 per share on outstanding shares. The dividend is payable on November 17, 2006 to shareholders of record as of November 3, 2006.

Note  5  -  Recently  Issued  Accounting  Standards  on the Financial Statements

In July 2006, the FASB released Interpretation No. 48, "Accounting for Uncertainty in Income Taxes." This Interpretation revises the recognition tests for tax positions taken in tax returns such that a tax benefit is recorded only when it is more likely than not that the tax position will be allowed upon examination by taxing authorities. The amount of such a tax benefit to record is the largest amount that is more likely than not to be allowed. Any reduction in deferred tax assets or increase in tax liabilities upon adoption will correspondingly reduce retained earnings. The Company has not yet determined the effect of adopting this Interpretation, which is effective for it on January 1, 2007.

In September 2006, the SEC staff issued SEC Staff Accounting Bulletin (SAB) Topic 1N, "Financial Statements - Considering the Effects of Prior Year
Misstatements When Quantifying Misstatements in Current Year Financial Statements" SAB 108. SAB 108 permits the Company to adjust for the cumulative effect of immaterial errors relating to prior years in the carrying amount of assets and liabilities as of the beginning of the current fiscal year, with an offsetting adjustment to the opening balance of retained earnings in the year of adoption. SAB 108 also requires the adjustment of any prior quarterly financial statements within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. Such adjustments do not require previously filed reports with the SEC to be amended. The Company has not yet determined the effect of adopting this standard, which is effective for it as of December 31, 2006. Any cumulative adjustments for prior year immaterial errors will be effective as of January 1, 2006.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
--------

Southeastern Bank Financial Corporation (the "Company") operates two wholly-owned subsidiaries in the Augusta-Richmond County, GA-SC metropolitan area. Georgia Bank & Trust Company ("GB&T") was organized by a group of local citizens and commenced business on August 28, 1989, with one branch location. Today, it is Augusta's largest community banking company operating eight full service branches in Augusta, Martinez, and Evans, Georgia, and one branch in Athens, Georgia. Mortgage origination offices are located in Augusta, Savannah and Athens, Georgia. Southern Bank & Trust ("SB&T"), a federally chartered thrift, opened its main office in Aiken, South Carolina on September 12, 2006. The Company's operations campus is located in Augusta, Georgia and services both subsidiaries.

The Augusta-Richmond County, GA-SC metropolitan area, which includes Aiken, SC, has a diversified economy based primarily on government, transportation, public utilities, health care, manufacturing, construction, and wholesale and retail trade. Augusta is one of the leading medical centers in the Southeast. The 2005 population of the Augusta-Richmond County, GA-SC metropolitan area was 520,332, the second largest in Georgia and fourth largest in South Carolina. The Company expanded into the Athens, Georgia market in December 2005. Athens has a diversified economy which includes government, retail services, tourism, manufacturing, other services, and health care, with the largest share of government jobs in the state. The Athens-Clarke County, GA metropolitan area ranks sixth in Georgia with a 2005 population of 175,085.

The Company's services include the origination of residential and commercial real estate loans, construction and development loans, and commercial and consumer loans. The Company also offers a variety of deposit programs, including noninterest-bearing demand, interest checking, money management, savings, and time deposits. In the Augusta-Richmond County, GA-SC metropolitan area, GB&T had 12.34% of all deposits and was the second largest depository institution at June 30, 2006, as cited from the Federal Deposit Insurance Corporation's website. Securities sold under repurchase agreements are also offered. Additional services include wealth management, trust, retail investment, and mortgage. As a matter of practice, most mortgage loans are sold in the secondary market; however, some mortgage loans are placed in the portfolio based on asset/liability management strategies. The Company continues to concentrate on increasing its market share through various new deposit and loan products and other financial services, by adding locations, and by focusing on the customer relationship management philosophy. The Company is committed to building life-long relationships with its customers, employees, shareholders, and the communities it serves.

The Company's primary source of income is from its lending activities followed by interest income from its investment activities, service charges and fees on deposits, and gain on sales of mortgage loans in the secondary market. Interest income on loans and investment securities increased during the first nine months of 2006 as compared to the first nine months of 2005 due to rising interest rates and increased volumes. Service charges and fees on deposits increased for the first nine months of 2006 as compared to the same period in 2005 due to increases in NSF income on retail checking accounts and debit/ATM card income, both the result of new account growth. Gain on sales of mortgage loans did not change significantly during the first nine months of 2006 compared to the same period in 2005. Other significant contributors to income are trust services fees and retail investment income.

                             Table 1 - Selected Financial Data

                                         September 30     December 31,    December 31,
                                            2006              2005            2001
                                      -----------------  --------------  --------------
                                                     (Dollars in thousands)
     Assets                           $   1,019,786      $     864,277   $     481,544
     Loans                                  692,866            601,235         339,670
     Deposits                               792,598            663,655         369,149

     Return on average total assets            1.20%(1)           1.27%           1.02%
     Return on average equity                 16.65%(1)          16.15%          12.19%

     (1) Annualized return as of September 30, 2006

The Company continues to experience steady growth as evidenced in Table 1 above, reaching a new milestone at September 30, 2006, with assets over $1.0 billion. The Company has also achieved significant increases in loans and deposits and continues to provide strong returns on assets and equity as noted in the table above. Net income for 2001 was $4.6 million compared to net income of $10.0 million for 2005. Net income for the nine months ended September 30, 2006 was $8.3 million. The Company has paid cash dividends of $0.13 per share each quarter since 2004.

The Company meets its liquidity needs by managing cash and due from banks, federal funds purchased and sold, maturity of investment securities, principal repayments from mortgage-backed securities, and draws on lines of credit. Additionally, liquidity can be managed through structuring deposit and loan maturities. The Company funds loan and investment growth with core deposits, securities sold under repurchase agreements and Federal Home Loan Bank advances. During inflationary periods, interest rates generally increase and operating expenses generally rise. When interest rates rise, variable rate loans and investments produce higher earnings; however, deposit and other borrowings interest expense also rise. The Company monitors its interest rate risk as it applies to net income in a ramp up and down annually 200 basis points (2%) scenario and as it applies to economic value of equity in a shock up and down 200 (2%) basis points scenario. The Company monitors operating expenses through responsibility center budgeting.

Forward-Looking  Statements
---------------------------

Southeastern Bank Financial Corporation may, from time to time, make written or oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission (the "Commission") and its reports to shareholders. Statements made in such documents, other than those concerning historical information, should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are made based upon management's belief as well as assumptions made by, and information currently available to, management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors, including unanticipated changes in the Company's local economies, the national economy, governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values and securities portfolio values; difficulties in interest rate risk management; the effects of competition in the banking business; difficulties in expanding the Company's business into new markets; changes in governmental regulation relating to the banking industry, including regulations relating to branching and acquisitions; failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans; and other factors. The Company cautions that such factors are not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, the Company.

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

The Company segments its allowance for loan losses into the following three major categories: 1) identified losses for impaired loans; 2) general allocation for Classified/Watch loans; and 3) general allocation for loans with satisfactory ratings. Risk ratings are initially assigned in accordance with the Company's loan and collection policy. An organizationally independent department reviews grade assignments on an ongoing basis. Management reviews current information and events regarding a borrower's financial condition and strengths, cash flows available for debt repayment, the related collateral supporting the loan and the effects of known and expected economic conditions. When the evaluation reflects a greater than normal risk associated with the individual loan, management classifies the loan accordingly. If the loan is determined to be impaired, management allocates a portion of the allowance for loan losses for that loan based upon the present value of future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if collection of the loan is deemed to be dependent upon the collateral. Regulatory guidance is also considered. Cash receipts for accruing loans are applied to principal and interest under the contractual terms of the loan agreement; however, cash receipts on impaired and nonaccrual loans for which the accrual of interest has been discontinued are generally applied first to principal and then to interest income depending upon the overall risk of principal loss to the Company. Impaired and Classified/Watch loans are aggressively monitored. The allocation for loans rated satisfactory is further subdivided into various types of loans as defined by call report codes. The Company's management also gives consideration to subjective factors such as, national and local economic conditions, bankruptcy trends, unemployment trends, loan concentrations, and competitive factors in the local market. These factors represent uncertainties in the Company's business environment and are included in the various individual components of the allowance for loan losses.

Performance Overview -- Net Income
----------------------------------

The Company's net income for the third quarter of 2006 was $2.9 million, which was an increase of $326,000 (12.6%) compared to net income of $2.6 million for the third quarter of 2005. Diluted net income per share for the three months ended September 30, 2006 was $0.55 compared to $0.48 for the three months ended September 30, 2005. Net income for the first nine months of 2006 was $8.3 million, an increase of $1.2 million (17.3%) compared with net income of $7.1 million for the first nine months of 2005. The increase in net income for the three and nine months ended September 30, 2006 as compared with the three and nine months ended September 30, 2005, was primarily a result of increases in net interest income and noninterest income, somewhat offset by increases in noninterest expense. Interest income on both loans and investment securities increased due to increased volumes and higher interest rates. Interest expense on deposits, securities sold under repurchase agreements and other borrowings increased as a result of rising interest rates and higher volumes. Factors contributing to the increase in noninterest income for the nine months ended September 30, 2006, were increases in both service charges and fees on deposits and net investment securities gains. NSF fees on retail checking accounts and debit/ATM card income increased due to new account growth, somewhat offset by decreases in service charges on business checking accounts due to increases in the earnings credit. Net investment securities gains increased due to a $526,000 gain recognized on the sale of equity securities, partially offset by losses on the sale of agency securities. Increases in retail investment income, trust service fees and increase in cash-surrender value of bank-owned life insurance also contributed to the increase in non-interest income for the nine months ended September 30, 2006.

Noninterest expense increased during the three and nine months ended September 30, 2006 compared to the same periods ended September 30, 2005, primarily due to increases in salaries and employee benefits related to company growth and increases in other operating expenses. The increase in noninterest expense for the nine months ended September 30, 2006 included $1.1 million in expenses related to the Company's expansion into new markets. Significant changes in other operating expenses during the nine-month period include increases in processing expenses for retail and business checking products and retail investment services as well as increases in contributions for a $200,000 donation to Georgia Bank Foundation. Gain on sale of fixed assets increased for the nine-month period for the sale of property and automobiles while professional fees increased for Sarbanes-Oxley 404 compliance, legal fees and other advisory services.

                             Table 2 - Selected Balance Sheet Data

                                                                                  Variance
                                              September 30,   December 31,   ------------------
                                                   2006           2005         Amount      %
                                              --------------  -------------  ----------  ------
                                                             (Dollars in thousands)
Cash and due from banks                       $       29,875  $      18,793  $  11,082    59.0%
Federal funds sold                                    27,999          2,758     25,241   915.2%
Investment securities                                221,767        201,328     20,439    10.2%
Loans                                                692,866        601,235     91,631    15.2%
Bank-owned life insurance                             15,823         11,863      3,960    33.4%
Assets                                             1,019,786        864,277    155,509    18.0%
Deposits                                             792,598        663,655    128,943    19.4%
Securities sold under repurchase agreements           62,903         67,013     (4,110)  (6.1%)
Advances from Federal Home Loan Bank                  60,000         52,000      8,000    15.4%
Subordinated debentures                               20,000         10,000     10,000   100.0%
Liabilities                                          944,362        800,694    143,668    17.9%
Stockholders' equity                                  75,424         63,583     11,841    18.6%

Table 2 highlights significant changes in the balance sheet at September 30, 2006 as compared to December 31, 2005. Assets increased $155.5 million, primarily the result of higher balances for loans, federal funds sold and investment securities as well as increases in cash and due from banks and cash surrender value of bank-owned life insurance. These increases were funded by increases in total deposits of $128.9 million along with increases in subordinated debentures and Federal Home Loan Bank advances, somewhat offset by decreases in securities sold under repurchase agreements. Proceeds of $4.5 million from a private placement stock offering, net income of $8.3 million less dividends paid of $2.1 million also contributed to the funding.

The annualized return on average assets for the Company was 1.20% for the nine months ended September 30, 2006, compared to 1.24% for the same period last year. While total assets have increased $193.9 million since third quarter 2005, net income has only increased $1.2 million resulting in a slight decrease in ROA. The annualized return on average stockholders' equity was 16.65% for the nine months ended September 30, 2006, compared to 15.60% for the same period last year. The increase is primarily attributable to net income growth and decreases in accumulated other comprehensive income.

Net  Interest  Income
---------------------

The primary source of earnings for the Company is net interest income, which is the difference between income on interest-earning assets, such as loans and investment securities, and interest expense incurred on interest-bearing sources of funds, such as deposits and borrowings. The following tables show the average balances of interest-earning assets and interest-bearing liabilities, annualized average yields earned and rates paid on those respective balances, and the actual interest income and interest expense for the periods indicated. Average balances are calculated based on daily balances, yields on non-taxable investments are not reported on a tax equivalent basis and average balances for loans include nonaccrual loans even though interest was not earned.

                             Table 3 - Average Balances, Income and Expenses, Yields and Rates

                                                Three Months Ended Sept. 30, 2006       Three Months Ended Sept. 30, 2005
                                            ----------------------------------------  ------------------------------------
                                                           Annualized                               Annualized
                                                             Average                                  Average     Amount
                                               Average      Yield or    Amount Paid      Average     Yield or     Paid or
                                               Amount         Rate       or Earned       Amount        Rate       Earned
                                            ----------------------------------------  -------------------------------------
                                                                          (Dollars in thousands)
Interest-earning assets:
  Loans                                     $   674,006          8.28%  $    14,208   $   564,071        7.21%  $    10,346
  Investment securities                         213,263          5.07%        2,705       175,791        4.55%        2,001
  Federal funds sold                             15,525          4.99%          195        15,505        3.37%          132
  Interest-bearing deposits in other banks          513          4.48%            6         1,016        2.85%            7
  Dividend income                                   N/A           N/A            25           N/A         N/A             -
                                            ------------                ------------  -----------               -----------
    Total interest-earning assets           $   903,307          7.46%  $    17,139   $   756,383        6.51%  $    12,486
                                            ------------                ------------  -----------               -----------

Interest-bearing liabilities:
  Deposits                                  $   644,983          3.99%  $     6,480   $   536,791        2.77%  $     3,747
  Federal funds purchased / securities
    sold under repurchase agreements             58,013          5.16%          754        56,702        3.21%          459
  Other borrowings                               60,823          5.36%          822        51,630        4.68%          609
  Subordinated debentures                        20,000          7.36%          371             -         N/A             -
                                            ------------                ------------  -----------               -----------
    Total interest-bearing liabilities      $   783,819          4.27%  $     8,427   $   645,123        2.96%  $     4,815
                                            ------------                ------------  -----------               -----------

Net interest margin/income:                                      3.76%  $     8,712                      3.97%  $     7,671
                                                                        ============                            ===========

                             Table 4 - Average Balances, Income and Expenses, Yields and Rates

                                                Nine Months Ended Sept. 30, 2006        Nine Months Ended Sept. 30, 2005
                                            ----------------------------------------  ------------------------------------
                                                           Annualized                               Annualized
                                                             Average                                  Average     Amount
                                               Average      Yield or    Amount Paid      Average     Yield or     Paid or
                                               Amount         Rate       or Earned       Amount        Rate       Earned
                                            ----------------------------------------  -------------------------------------
                                                                           (Dollars in thousands)
Interest-earning assets:
  Loans                                     $   642,156          8.05%  $    39,039   $   536,016        6.89%  $    27,861
  Investment securities                         212,909          4.93%        7,863       169,717        4.48%        5,702
  Federal funds sold                             11,034          4.72%          390        12,860        2.95%          283
  Interest-bearing deposits in other banks          646          4.02%           19           841        2.62%           17
  Dividend income                                   N/A           N/A            25           N/A         N/A             -
                                            ------------                ------------  -----------               -----------
    Total interest-earning assets           $   866,745          7.24%  $    47,336   $   719,434        6.24%  $    33,863
                                            ------------                ------------  -----------               -----------

Interest-bearing liabilities:
  Deposits                                  $   615,138          3.68%  $    16,946   $   511,515        2.52%  $     9,638
  Federal funds purchased / securities
    sold under repurchase agreements             60,193          4.80%        2,163        52,547        2.75%        1,081
  Other borrowings                               56,283          5.25%        2,209        48,162        4.64%        1,671
  Subordinated debentures                        16,740          7.10%          889             -         N/A             -
                                            ------------                ------------  -----------               -----------
    Total interest-bearing liabilities      $   748,354          3.97%  $    22,207   $   612,224        2.71%  $    12,390
                                            ------------                ------------  -----------               -----------

Net interest margin/income:                                      3.81%  $    25,129                      3.93%  $    21,473
                                                                        ============                            ===========

Net interest income increased $1.0 million (13.6%) during the three-month period and $3.7 million (17.0%) during the nine-month period as the result of increases in interest income that exceeded increases in interest expense. Loan interest income increased $3.9 million and $11.2 million in the three and nine month periods, respectively, while deposit interest expense increased $2.7 million and $7.3 million in the three and nine month periods, respectively, all the result of rising interest rates and the continued growth of account balances. The annual average balance for loans was $642.2 million at September 30, 2006 with an annualized average yield of 8.05% compared to $536.0 million at September 30, 2005 with an annualized average yield of 6.89%. Interest-bearing deposits had an annual average balance of $615.1 million with an annualized average rate of 3.68% at September 30, 2006 compared to $511.5 million and 2.52% at September 30, 2005. Subordinated debentures had an annual average balance of $16.7 million at September 30, 2006 with related interest expense of $889,000 for an annualized average rate of 7.10%. There were no subordinated debentures at September 30, 2005. Other contributing factors during both the three and nine month periods included increases in interest income on investment securities, increases in interest expense on other borrowings and increases in interest expense on federal funds purchased and securities sold under repurchase agreements, all the result of increased volumes and higher interest rates.

The Company's net interest margin for both the three and nine months ended September 30, 2006 was 3.76% and 3.81%, respectively, as compared to 3.97% and 3.93% for the three and nine months ended September 30, 2005, respectively. The rate for earning assets increased 94 basis points and 98 basis points for the three and nine-month periods, respectively, with higher average yields on loans and investment securities accounting for most of the increase. The cost to fund earning assets increased 115 basis points and 110 basis points for the three and nine-month periods, respectively, primarily due to higher rates on deposits and securities sold under repurchase agreements as well as the addition of interest expense on subordinated debentures issued in December 2005 and March 2006.

Noninterest  Income
-------------------

                                                  Table 5 - Noninterest Income

                               Three Months Ended                                 Nine Months Ended
                                  September 30,               Variance              September 30,               Variance
                            ------------------------  -----------------------  -----------------------  -----------------------
                               2006         2005        Amount          %         2006         2005       Amount         %
                            -----------  -----------  -----------  ----------  ----------  -----------  -----------  ----------
                                                                    (Dollars in thousands)
Service charges and fees
  on deposits               $    1,423   $    1,391   $       32         2.3%  $    4,315  $    3,957   $      358         9.0%
Gain on sales of loans           1,329        1,520         (191)     (12.6%)       3,854       3,861           (7)      (0.2%)
Investment securities
  (losses) gains, net              (10)         (46)          36      (78.3%)         274         (86)         360     (418.6%)
Retail investment income           192           87          105       120.7%         577         291          286        98.3%
Trust services fees                214          164           50        30.5%         605         471          134        28.5%
Increase in cash surrender
  value of bank-owned
  life insurance                   156          108           48        44.4%         445         293          152        51.9%
Miscellaneous income               151           58           93       160.3%         447         385           62        16.1%
                            -----------  -----------  -----------  ----------  ----------  -----------  -----------  ----------
Total noninterest income    $    3,455   $    3,282   $      173         5.3%  $   10,517  $    9,172   $    1,345        14.7%
                            ===========  ===========  ===========  ==========  ==========  ===========  ===========  ==========

Noninterest income increased $173,000 (5.3%) during the three-month period and $1.3 million (14.7%) during the nine-month period. The most significant changes for the three-month period were a decrease in gain on sales of loans due to a lower volume of mortgage loans closed during third quarter 2006 compared to third quarter 2005 and an increase in retail investment income due to production by new personnel. Increases in service charges and fees on deposits during the nine-month period were primarily due to increases in NSF fees for retail checking accounts and debit/ATM card income, both the result of new account growth, somewhat offset by decreases in service charges on business checking accounts due to increases in the earnings credit. Increases in net investment securities gains for the nine-month period were the result of a $526,000 gain recognized on the sale of equity securities, partially offset by losses on the sale of agency securities. Other contributing factors to the increase in noninterest income for the nine-month period include increases in retail investment income due to production by new personnel, increases in the increase in cash-surrender value of bank-owned life insurance due to an additional purchase of $3.5 million in bank-owned life insurance in February 2006, and increases in trust services fees due to increased sales from the continued development of that area.

Noninterest  Expense
--------------------

                                               Table 6 - Noninterest Expense

                             Three Months Ended                                Nine Months Ended
                                September 30,               Variance             September 30,             Variance
                           ----------------------  -----------------------  ----------------------  ----------------------
                              2006         2005       Amount        %          2006        2005       Amount       %
                           ----------  ----------  -----------  ----------  ----------  ----------  ----------  ----------
                                                          (Dollars in thousands)
Salaries and other
  personnel expense        $    4,539  $    4,005  $      534        13.3%  $   13,483  $   11,354  $    2,129       18.8%
Occupancy expenses                638         687         (49)      (7.1%)       2,072       2,043          29        1.4%
Other operating expenses        2,054       1,753         301        17.2%       6,073       4,993       1,080       21.6%
                           ----------  ----------  -----------  ----------  ----------  ----------  ----------  ----------
Total noninterest expense  $    7,231  $    6,445  $      786        12.2%  $   21,628  $   18,390  $    3,238       17.6%
                           ==========  ==========  ===========  ==========  ==========  ==========  ==========  ==========

Noninterest expense increased $786,000 (12.2%) during the three-month period and $3.2 million (17.6%) during the nine-month period. Noninterest expense attributable to the Company's expansion into new markets totaled $538,000 for the three months ended September 30, 2006 and $1.1 million for the nine months ended September 30, 2006. Salaries and other personnel expense increased for third quarter 2006 compared to third quarter 2005 due to offices opened in the Aiken, South Carolina and Athens, Georgia markets, the expansion of the wealth management area, medical expenses and stock options expense recognized to comply with SFAS No. 123 (Revised 2004). Increases in salaries and other personnel expense for the nine-month period are the result of company growth related to new markets, opening of a customer care center, expansion of the wealth management area, FICA taxes, medical expenses and stock option compensation expense recognized for the acceleration of the vesting period for two key employees and to comply with SFAS No. 123 (Revised 2004). Other operating expenses increased $301,000 (17.2%) for the three-month period and $1.1 million (21.6%) for the nine-month period. Increases in processing expenses during the three-month period were primarily due to retail investment processing fees related to increased production while increases during the nine-month period were attributable to new account growth for both retail and business checking products and retail investment processing fees. Professional fees increased for the nine-month period for Sarbanes-Oxley 404 compliance, legal fees and other advisory services. Contributions increased for the nine-month period as the result of a $200,000 donation made to Georgia Bank Foundation.

Income  Taxes
-------------

Income tax expense totaled $1.3 million in the third quarter of 2006 and 2005. The effective tax rate for the three months ended September 30, 2006 and 2005 was 31.5% and 33.7%, respectively. Income tax expense for the nine months ended September 30, 2006 totaled $4.1 million for an effective tax rate of 32.9% compared to 33.6% for the nine months ended September 30, 2005. For the three and nine months ended September 30, 2006 as compared to the three and nine months ended September 30, 2005, the nondeductible stock option expense and the increase in disallowed state agency and non-

Georgia municipal interest income was mostly offset by increases in federal and Georgia deductible interest income. An adjustment for the 2005 Georgia tax training credit resulted in a decrease in the effective rates.

Asset  Quality
--------------

Table 5 which follows shows the current and prior period amounts of non-performing assets. Non-performing assets were $2.8 million at September 30, 2006, compared to $4.0 million at December 31, 2005 and $4.5 million at September 30, 2005. Significant changes from December 2005 to September 2006 include a $658,000 decrease in non-performing assets with balances less than $100,000, a $940,000 decrease for one customer from a combination of collateral sale and charge-off, a $406,000 decrease for two customers removed from nonaccrual status, and a $957,000 increase for two customers added to nonaccrual status. The ratio of non-performing assets to total loans and other real estate was 0.40% at September 30, 2006, compared to 0.67% at December 31, 2005 and 0.80% at September 30, 2005. The control and monitoring of non-performing assets continues to be a priority of management.

There were $56,000 and $1,000 of loans past due 90 days or more and still accruing at September 30, 2006 and December 31, 2005, respectively. There were no loans past due 90 days or more and still accruing at September 30, 2005.

                             Table 7 - Non-Performing Assets
                                 (Dollars in thousands)

                                Sept. 30, 2006   December 31, 2005   Sept. 30, 2005
                                ---------------  ------------------  ---------------
Nonaccrual loans                $         2,769  $            4,009  $         4,513
Other real estate owned                       -                   -                -
                                ---------------  ------------------  ---------------
  Total non-performing assets   $         2,769  $            4,009  $         4,513
                                ===============  ==================  ===============


Loans past due 90 days or more
  and still accruing interest   $            56  $                1  $             -
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

When reviewing the allowance for loan losses, it is important to understand to whom the Company lends. The following table sets forth the composition of the Company's loan portfolio as of September 30, 2006 and December 31, 2005.

                           Table 8 - Loan Portfolio Composition

                                      September 30, 2006  December 31, 2005
                                     -------------------  -----------------
                                      Amount       %      Amount       %
                                     ---------  -------  ---------  -------
                                             (Dollars in thousands)
     Commercial financial and
     agricultural. . . . . . . . .   $ 77,473    11.18%  $ 64,398    10.71%
                                     ---------  -------  ---------  -------
     Real estate
       Commercial . . . . . . . . .   192,968    27.85%   171,652    28.55%
       Residential. . . . . . . . .   134,923    19.47%   123,960    20.62%
       Residential held for sale. .    15,289     2.21%    22,147     3.68%
       Construction and
         development. . . . . . . .   241,257    34.82%   184,826    30.74%
                                     ---------  -------  ---------  -------
           Total real estate. . . .   584,437    84.35%   502,585    83.59%
                                     ---------  -------  ---------  -------
     Lease financing. . . . . . . .       122     0.02%       111     0.02%
     Consumer
       Direct . . . . . . . . . . .    24,066     3.47%    24,343     4.05%
       Indirect . . . . . . . . . .     6,911     1.00%     9,752     1.62%
       Revolving. . . . . . . . . .       731     0.11%       656     0.11%
                                     ---------  -------  ---------  -------
         Total consumer . . . . . .    31,708     4.58%    34,751     5.78%
                                     ---------  -------  ---------  -------
     Deferred loan origination fees      (874)   -0.13%      (610)   -0.10%
                                     ---------  -------  ---------  -------
         Total. . . . . . . . . . .  $692,866   100.00%  $601,235   100.00%
                                     =========  =======  =========  =======

At September 30, 2006, the loan portfolio is comprised of 84.35% real estate loans. Commercial, financial and agricultural loans comprise 11.18%, and consumer loans comprise 4.58% of the portfolio.

Commercial real estate comprises 27.85% of the loan portfolio and is primarily owner occupied properties where the operations of the commercial entity provide the necessary cash flow to service the debt. For this portion of real estate loan portfolio, repayment is not dependent upon the sale of the real estate held as collateral. Construction and development (34.82%) has been an increasingly important portion of the real estate loan portfolio. The Company carefully monitors the loans in this category since the repayment of these loans is generally dependent upon the sale of the real estate in the normal course of business and can be impacted by national and local economic conditions. The residential category, 19.47% of the portfolio, represents those loans that the Company chooses to maintain in its portfolio rather than selling into the secondary market for marketing and competitive reasons and commercial loans secured by residential real estate. The residential held for sale category, 2.21% of the portfolio, comprises loans that are in the process of being sold into the secondary market. In these loans, the credit has been approved by the investor and the interest rate locked so that the Company minimizes credit and interest rate risk with respect to these loans.

The Company has no large loan concentrations to individual borrowers. Unsecured loans at September 30, 2006 were $10.8 million. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may advise additions to the allowance based on their judgments about information available to them at the time of their examination. Such regulatory guidance is considered, and the Company may recognize additions to the allowance as a result.

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management's analysis of potential risk in the loan portfolio. Loans determined to be uncollectible are charged to the allowance for loan losses and subsequent recoveries are added to the allowance. A provision for losses in the amount of $667,000 was charged to expense for the quarter ended September 30, 2006 compared to $589,000 for the quarter ended September 30, 2005, and $1.6 million for the nine months ended September 30, 2006 and September 30, 2005. The increase in provision for loan losses for the three-month period is primarily due the $101,000 provision related to the new SB&T loan portfolio. The increase in the allowance for loan losses as of September 30, 2006 as compared to September 30, 2005 is primarily due to increases in outstanding loan balances somewhat offset by decreases to the allowance due to lower levels of Classified and Watch-rated debt and the change in the allowance calculation related to economic and market risk factors. Charge-offs for the nine months ended September 30, 2006 increased primarily as the result of a $423,000 charge-off for one real estate loan.

                            Table 9 - Allowance for Loan Losses

                                          2006      2005
                                        --------  --------
          Beginning balance, January 1  $ 9,125   $ 7,930
          Provision charged to expense    1,627     1,576
          Recoveries                        626       714
          Loans charged off              (1,640)   (1,126)
                                        --------  --------
          Ending balance, September 30  $ 9,738   $ 9,094
                                        ========  ========

At September 30, 2006 the ratio of allowance for loan losses to total loans was 1.41% compared to 1.52% at December 31, 2005 and 1.62% at September 30, 2005. Management considers the current allowance for loan losses appropriate based upon its analysis of the potential risk in the portfolio, although there can be no assurance that the assumptions underlying such analysis will continue to be correct.

Liquidity  and  Capital  Resources
----------------------------------

The Company's liquidity remains adequate to meet operating and loan funding requirements. The loan to deposit ratio at September 30, 2006 was 87.4% compared to 90.6% at December 31, 2005 and 87.0% at September 30, 2005. The decrease in the loan to deposit ratio from December 31, 2005 to September 30, 2006 is primarily due to a $21.5 million short-term deposit made on the last day of the quarter. The increase in the loan to deposit ratio from September 30, 2005 to December 31, 2005 reflects loan growth at a higher rate than deposit growth during that time period. Deposits at September 30, 2006 and December 31, 2005 include $61.4 million and $40.4 million of brokered certificates of deposit, respectively. GB&T has also utilized borrowings from the Federal Home Loan Bank. GB&T maintains a line of credit with the Federal Home Loan Bank approximating 10% of GB&T's total assets. Federal Home Loan Bank advances are collateralized by eligible first mortgage loans, commercial real estate loans and investment securities. These borrowings totaled $60.0 million at September 30, 2006. GB&T maintains repurchase lines of credit with SunTrust Robinson Humphrey, Atlanta, Georgia, for advances up to $20.0 million and with The Bankers Bank, Atlanta, Georgia, for advances up to $10.0 million of which no amounts were outstanding in either case at September 30, 2006. GB&T has a federal funds purchased accommodation with The Bankers Bank, Atlanta, Georgia, for advances up to $16.7 million and with SunTrust Bank, Atlanta, Georgia for advances up to $10.0 million, while SB&T has a federal funds purchased accommodation with The Bankers Bank, Atlanta, Georgia, for advances up to $3.3 million. Additionally, liquidity needs can be satisfied by the structuring of the maturities of investment securities and the pricing and maturities on loans and deposits offered to customers. The Company also uses retail securities sold under repurchase agreements to fund growth. Retail securities sold under repurchase agreements were $62.9 million at September 30, 2006.

Stockholders' equity to total assets was 7.40% at September 30, 2006 compared to 7.36% at December 31, 2005 and 7.66% at September 30, 2005. Stockholders' equity as of September 30, 2006 includes proceeds of $4.5 million from a private placement stock offering held during the third quarter of 2006. The capital of the Company exceeded all required regulatory guidelines at September 30, 2006. The Company's Tier 1 risk-based, total risk-based and leverage capital ratios were 12.23%, 13.48%, and 10.05%, respectively, at September 30, 2006. The following table reflects the current regulatory capital levels in more detail, including comparisons to the regulatory minimums.

                                  Table 10 - Regulatory Capital Requirements
                                              September 30, 2006
                                            (Dollars in Thousands)

                                                            Required for capital
                                       Actual                 adequacy purposes               Excess
                                 Amount       Percent        Amount      Percent        Amount      Percent
                              --------------------------  ------------------------  -------------------------
Southeastern Bank Financial
Corporation

Risk-based capital:
  Tier 1 capital              $     96,845        12.23%       31,687         4.00%       65,158         8.23%
  Total capital                    106,781        13.48%       63,374         8.00%       43,407         5.48%
Tier 1 leverage ratio               96,845        10.05%       38,552         4.00%       58,293         6.05%

Georgia Bank & Trust Company

Risk-based capital:
  Tier 1 capital              $     70,573         9.08%       31,095         4.00%       39,478         5.08%
  Total capital                     80,210        10.32%       62,191         8.00%       18,019         2.32%
Tier 1 leverage ratio               70,573         7.49%       37,671         4.00%       32,902         3.49%

Management is not aware of any events or uncertainties that are reasonably likely to have a material effect on the Company's liquidity, capital resources or operations.

Commitments  and  Contractual  Obligations
------------------------------------------

The Company is a party to lines of credit with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. Lines of credit are unfunded commitments to extend credit. These instruments involve, in varying degrees, exposure to credit and interest rate risk in excess of the amounts recognized in the financial statements. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for unfunded commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Company evaluates construction and acquisition and development loans for the percentage completed before extending additional credit. The Company follows the same credit policies in making commitments and contractual obligations as it does for on-balance sheet instruments.

Unfunded commitments to extend credit where contract amounts represent potential credit risk totaled $181.3 million at September 30, 2006. These commitments are primarily at variable interest rates.

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

Table 11 -
Commitments and
Contractual Obligations       Less than 1                               More than
($ in thousands)                  Year      1 - 3 Years   3 - 5 Years    5 Years
----------------------------  ------------  ------------  ------------  ----------
Lines of credit               $    181,325             -             -           -
Lease agreements                       114            89            70         175
Deposits                           718,484        65,325         4,305       4,484
Securities sold under
  repurchase agreements             62,903             -             -           -
FHLB advances                        5,000             -        30,000      25,000
Other borrowings                     1,000             -             -           -
                              ------------  ------------  ------------  ----------
  Total commitments and
    contractual obligations   $    968,826  $     65,414  $     34,375  $   29,659
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

Item  3.  Quantitative  and  Qualitative  Disclosures  About  Market  Risk

As of September 30, 2006, there were no substantial changes in the interest rate sensitivity analysis or the sensitivity of market value of portfolio equity for various changes in interest rates calculated as of December 31, 2005. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company's audited consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2005 included in the Company's 2005 Annual Report on Form 10-K.

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

Item  2.       Unregistered  Sales  of  Equity Securities and Use of Proceeds

               During the third quarter of 2006, the Company issued and sold 136,839 shares of common stock at a purchase price of $33.25 per share (representing aggregate proceeds of approximately $4.5 million) in a private placement pursuant to Rule 506 under the Securities Act of 1933, as amended. Pursuant to an extension of the offering period from September 30, 2006 to October 16, 2006, the Company sold an additional 13,536 shares at the same purchase price per share on October 3, 2006. As a result, the entire 150,375 shares offered were sold, representing aggregate proceeds to the company of approximately $5.0 million.

               No underwriting or placement agency fees were incurred in connection with the offering. The offering was conducted without general solicitation and directed only to accredited investors and under 35 financially sophisticated, but unaccredited, investors and otherwise in accordance with the provisions of Rule 506.

               Issuer Purchases of Equity Securities

               The following table sets forth information regarding the Company's purchases of its common stock on a monthly basis during the third quarter of 2006.

----------------------------------------------------------------------------------------------
                                                                           Maximum Number (or
                                                      Total Number of      Appropriate Dollar
                                                     Shares (or Units)    Value) of Shares (or
                     Total Number  Average Price   Purchased as Part of      Units) Yet Be
                      of Shares       Paid Per      Publicly Announced    Purchased Under the
Period                Purchased        Share         Plans or Programs     Plans or Programs
-------------------  ------------  --------------  ---------------------  --------------------
July 1 through
July 31, 2006                   -               -                  3,032                96,968
-------------------  ------------  --------------  ---------------------  --------------------
August 1 through
August 31, 2006               336  $        41.75                  3,368                96,632
-------------------  ------------  --------------  ---------------------  --------------------
September 1 through
September 30, 2006              -               -                  3,368                96,632
-------------------  ------------  --------------  ---------------------  --------------------
Total                         336  $        41.75                  3,368                96,632
----------------------------------------------------------------------------------------------

               On April 15, 2004, the Company announced the commencement of a stock repurchase program, pursuant to which it will, from time to time, repurchase up to 100,000 shares of its outstanding stock. The program does not have a stated expiration date. No stock repurchase programs were terminated during the third quarter of 2006.

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

                    SOUTHEASTERN BANK FINANCIAL CORPORATION


Date: November 8, 2006                  By:  /s/ Darrell R. Rains
     ------------------                    -------------------------------------
                                        Darrell R. Rains
                                        Group Vice President, Chief
                                        Financial Officer (Duly Authorized
                                        Officer of Registrant and Principal
                                        Financial Officer)