Form 10-K
period 2006-12-31
Southeastern Bank Financial CORP
filed 2007-03-16
CIK 880116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Large accelerated filer  ☐         Accelerated filer  ☒         Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $102,813,978 based on the closing sale price of $38.00 per share as reported on the Over the Counter Bulletin Board.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 2, 2007
Common Stock, $3 par value per share	5,433,614 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held April 25, 2007	Part III

Item 1.	Description of Business

General

Southeastern Bank Financial Corporation (the “Company”) is a Georgia corporation that is a bank holding company registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “BHCA”). The Company had total consolidated assets of $1.0 billion, total deposits of $801.8 million and total stockholders’ equity of $78.9 million at December 31, 2006. The Company has two wholly-owned subsidiaries in the Augusta-Richmond County, GA-SC metropolitan area. Georgia Bank & Trust Company of Augusta (“GB&T”) operates eight full service branches in Augusta, Martinez, and Evans, Georgia, and one branch in Athens, Georgia, with mortgage origination offices located in Augusta, Savannah and Athens, Georgia. Southern Bank & Trust (“SB&T”), a federally chartered thrift, opened its main office in Aiken, South Carolina in September 2006. The Company’s operations campus is located in Augusta, Georgia and services both subsidiaries. The Company plans to open additional branches of SB&T to service the South Carolina market.

The Company is community oriented and focuses primarily on offering real estate, commercial and consumer loans and various deposit and other services to individuals, small to medium sized businesses and professionals in its market area. The Company is the largest locally owned and operated financial institution headquartered in Richmond and Columbia Counties. Each member of the Company’s management team is a banking professional with many years of experience in the Augusta or Aiken market with this and other banking organizations. A large percentage of Company management has worked together for many years. The Company competes against the larger regional and super-regional banks operating in its market by emphasizing the stability and accessibility of its management, management’s long-term familiarity with the market, immediate local decision making and the pride of local ownership.

History

GB&T was organized by a group of local citizens from Richmond and Columbia Counties and commenced business from the main office location at 3530 Wheeler Road in Augusta on August 28, 1989. GB&T opened its first Augusta branch at 3111 Peach Orchard Road in December 1991 and its second Augusta branch at 1530 Walton Way in December 1992. GB&T became a subsidiary of the Company in February 1992 as a result of its holding company reorganization. The Company acquired FCS Financial Corporation and First Columbia Bank (“First Columbia”) on December 31, 1992. This allowed the Company to expand into neighboring Columbia County. In July 1993, First Columbia merged into GB&T, and GB&T now operates the former main office of First Columbia at 4105 Columbia Road, Martinez, Georgia as a branch. GB&T opened a second branch in Columbia County in November 1994 that is located in Evans, Georgia. In October 1995, GB&T opened its sixth banking office at 3133 Washington Road. GB&T opened a full service branch in May 2001 in Martinez, Georgia, the third Columbia County branch. In September 2004, GB&T opened its eighth banking office located in the Cotton Exchange historic building in downtown Augusta, Georgia. In December 2005, GB&T opened its ninth banking office and first full service branch outside of the Augusta market in Athens, Georgia. SB&T was organized by the Company during 2005 and 2006, opening its main office in Aiken, South Carolina on September 12, 2006.

Management Team

GB&T was founded with an experienced management team, and that team has continued to expand with the growth of the bank. GB&T’s President and Chief Executive Officer, R. Daniel Blanton, was involved in the organization of GB&T in 1988 and previously served with a predecessor to First Union National Bank, Georgia State Bank, for over thirteen years. With the acquisition of First Columbia, GB&T obtained its Executive Vice President and Chief Operating Officer, Ronald L. Thigpen, who had served as Chief Executive Officer of First Columbia since 1991, and before that served in various capacities with First Union National Bank and its predecessors. GB&T’s senior loan officer and Group Vice President, Tom C. McLaughlin, has been associated with GB&T for fifteen years, and worked previously with Mr. Blanton at Georgia State Bank. Regina W. Mobley, Group Vice President, Bank Operations, has been with GB&T since the acquisition of First Columbia Bank. With over 29 years of bank operations experience, she previously served First Columbia Bank and C & S National Bank, as predecessor of Bank of America. GB&T’s senior credit officer and Group Vice President, James R. Riordan, Jr., joined the team in 2002. For the prior ten years, he served in various capacities with SunTrust Bank, Augusta, N. A., most recently as senior lending officer. He has 20 years of bank lending and credit administration experience. Jay Forrester, Group Vice President, Retail Banking, has been associated with GB&T since 1995. He previously served as Vice President, Commercial Lending for C & S National Bank and NationsBank, predecessors of Bank of America. In September 2004, Robert C. Osborne, Jr., joined GB&T as Executive Vice President and head of Wealth Management. For the prior 28 years, he was associated with Wachovia Corporation in Atlanta and Augusta, most recently as head of their Wealth Management unit in Augusta.

The Company opened SB&T with a management team that has extensive experience in the Aiken, South Carolina market. In 2005, both Frank Townsend and Darrell Rains joined GB&T with the responsibility of organizing SB&T. Frank Townsend became President and Chief Executive Officer of SB&T, upon its opening in September 2006. Prior to joining GB&T, Mr. Townsend spent eleven years with Regions Bank and was the Commercial Sales Manager for the Central Carolina Bank in Aiken. He has 21 years experience in both banking and insurance. Darrell Rains, Group Vice President and Chief Financial Officer, has over 26 years of financial experience, including service at Regions Bank as Regional Financial Officer for the Mid-Atlantic Region and at Palmetto Federal, a predecessor to Regions Bank in Aiken, S.C., as Chief Financial Officer. He serves as Chief Financial Officer for the Company, GB&T and SB&T.

Market Area

The Company’s primary market area includes Richmond and Columbia Counties in Georgia and Aiken County in South Carolina, all part of the Augusta-Richmond County, GA-SC metropolitan statistical area (MSA). The 2005 population of the Augusta-Richmond County, GA-SC MSA was 520,332, the second largest in Georgia and fourth largest in South Carolina. The Augusta market area has a diversified economy based principally on government, public utilities, health care, manufacturing, construction, and wholesale and retail trade. Augusta is one of the leading medical centers in the Southeast. Significant medical facilities include the Medical College of Georgia, University Hospital, Veteran’s Administration Hospital, Dwight D. Eisenhower Hospital, Gracewood State School and Hospital, Doctors’ Hospital and St. Joseph’s Hospital. Other major employers in the Augusta market area include Westinghouse Savannah River Site (nuclear defense), the Fort Gordon military installation, E-Z Go/Textron (golf car manufacturer), the Richmond County school system and the Columbia County school system. Major employers in the Aiken market include Westinghouse Savannah River

Site (nuclear defense), Aiken County Board of Education, Bechtel Savannah River Company (engineering construction firm), Wal-Mart Associates Inc., Kimberly Clark Corporation, and BFS North American Tire, LLC. The area is served by Interstate 20, which connects it to Atlanta, 140 miles to the west and Columbia, South Carolina, 70 miles to the east. Augusta is also served by a major commercial airport (Bush Field) and a commuter airport (Daniel Field). The average unemployment rate for the Augusta-Richmond County MSA was 6.2% in 2005. Between June 2005 and June 2006 (the latest date for which FDIC information is available), total commercial bank and thrift deposits in the Augusta-Richmond County, GA-SC MSA increased 7.3% from $5.5 billion to $5.9 billion. Based on data reported as of June 30, 2006, GB&T has 12.34% of all deposits in the Augusta-Richmond County, GA-SC MSA and is the second largest depository institution. The demographic information as presented above is based upon information and estimates provided by the U.S. Census Bureau, U.S. Department of Labor, the Federal Deposit Insurance Corporation, Augusta Metro Chamber of Commerce, and the South Carolina Employment Security Commission.

The Company entered the Athens, GA market in December 2005. The 2005 population for the Athens-Clarke County, GA MSA was 175,085, ranked sixth in the state of Georgia. The Athens market area has a diversified economy based primarily on government, retail services, tourism, manufacturing, other services, and health care, with the largest share of government jobs in the state. Major employers in the Athens area include the University of Georgia, Athens Regional Medical Center, Pilgrim’s Pride (poultry processing plant), St. Mary’s Hospital, Clarke County School District, and the Athens-Clarke County Unified Government. Athens is located 70 miles northeast of Atlanta and 120 miles northwest of Augusta. The average unemployment rate for the Athens-Clarke County MSA was 4.1% in 2005. Total commercial bank and thrift deposits for the Athens-Clarke County MSA increased 8.3% from $2.4 billion to $2.6 billion between June 2005 and June 2006. The demographic information presented above is based upon information and estimates provided by the U.S. Census Bureau, U.S. Department of Labor, the Federal Deposit Insurance Corporation and the Athens Chamber of Commerce.

Lending Activities

The Company offers a wide range of lending services, including real estate, commercial and consumer loans, to individuals, small to medium-sized businesses and professionals that are located in, or conduct a substantial portion of their business in, the Company’s market area. The Company’s total loans at December 31, 2006, were $750.0 million, or 77.1% of total interest-earning assets. An analysis of the composition of the Company’s loan portfolio is set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Composition of the Loan Portfolio.”

Real Estate Loans. Loans secured by real estate are the primary component of the Company’s loan portfolio, constituting $638.7 million, or 85.2% of the Company’s total loans, at December 31, 2006. These loans consist of commercial real estate loans, construction and development loans, residential real estate loans, and home equity loans.

Commercial Real Estate Loans. At December 31, 2006, the Company held $198.5 million of commercial real estate loans of various sizes secured by office buildings, retail establishments, and other types of property. These commercial real estate loans represented 26.5% of the Company’s total loans at December 31, 2006. Loan terms are generally limited to five years and often do not exceed three years, although the installment payments may be structured on a 20-year amortization basis with a balloon payment at maturity. Interest rates may be fixed or adjustable. The Company generally charges an origination fee. Management attempts to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 80%. In addition, the Company requires personal guarantees from the principal owners of the property supported with an analysis by the Company of the guarantors’ personal financial statements in connection with a substantial majority of such loans. The Company experienced $110,000 in net charge-offs on commercial real estate loans during 2006. A number of the loans classified as commercial real estate loans are, in fact, commercial loans for which a security interest in real estate has been taken as additional collateral. These loans are subject to underwriting as commercial loans as described below.

Construction and Development Loans. Construction and development real estate loans comprise $266.9 million, or 35.6% of the Company’s total loans at December 31, 2006. A construction and development loan portfolio presents special problems and risks, requiring additional administration and monitoring. This is necessary since most loans are originated as lines of credit and draws under the line require specific activities which add value to the asset, such as progress on the completion of a building or the placement of utilities and roads in a development. This requires specialized knowledge on the part of our personnel to appraise and evaluate that progress, hence the higher level of administration and monitoring. The level of construction and development loans are representative of the character of the Company’s market. The Company subjects this type of loan to underwriting criteria that include: certified appraisal and valuation of collateral; loan-to-value margins (typically not exceeding 75%); cash equity requirements; evaluations of borrowers’ cash flows and alternative sources of repayment; and a determination that the market is able to absorb the project on schedule.

To further reduce the risk related to construction and development loans, the Company generally relies upon the long-standing relationships between its loan officers and the developer/contractor borrowers. In most cases, these relationships exceed ten years. The Company targets seasoned developers and contractors who have experience in the local market. Various members of the Company’s Board of Directors have close contacts with the construction industry: Robert W. Pollard, Jr. owns and operates a lumber manufacturing company; E. G. Meybohm owns the largest local real estate brokerage firm; and William J. Badger owns and operates a building supply company. Larry S. Prather, a member of GB&T’s Board of Directors, owns a utility and grading company. Through these connections to the industry, the Company attempts to monitor current economic conditions in the marketplace for residential real estate, and the financial standing and on-going reputation of its construction and development borrowers.

Infrastructure development loans are generally made with an initial maturity of one year, although the Company may renew the loan for up to two additional one-year terms to allow the developer to complete the sale of the lots comprising the property before requiring the payment of the related loan. These loans typically bear interest at a floating rate and the Company typically charges an origination fee. These loans are repaid, interest only, on a monthly or quarterly basis until sales of lots begin, and then principal payments are made as each lot is sold at a rate allowing the Company to be repaid in full by the time 75% of the lots have been sold. In order to reduce the credit risk associated with these loans, the Company requires the project’s loan to value ratio (on an as completed basis) to be not more than 70%. The Company experienced $94,000 in net loan charge-offs on construction loans during 2006.

Residential construction loans are typically made for homes with a completed value in the range of $110,000 to $500,000. Loans for the lower-value homes are typically made for a term of six months, while loans for the larger homes are typically made for a term of nine to twelve months. Typically, these loans bear interest at a floating rate and the Company collects an origination fee. The Company may renew these loans for one additional term (equal to the original term) to allow the contractor time to market the home. In order to reduce the credit risk with respect to these loans, the Company restricts the loans that are made for homes being built on a speculative basis and carefully manages its aggregate lending relationship with each borrower.

Residential Loans. The Company originates, on a selective basis, residential loans for its portfolio on single and multi-family properties, both owner-occupied and non-owner-occupied. At December 31, 2006, the Company held $158.5 million of such loans, including home equity loans, representing 21.1% of the Company’s loan portfolio, as compared to $138.7 million, or 23.1% of the Company’s loan portfolio at December 31, 2005. There has been a slight decrease in Residential Loans as a percentage of total loans as most mortgage loans are sold in the secondary market. This portfolio typically includes 15 or 30-year adjustable rate mortgage loans whose terms mirror those prevalent in the secondary market for mortgage loans or, less typically, floating rate non-amortized term loans for purposes other than acquisition of the underlying residential property. A limited number of fixed rate loans are maintained in the portfolio when there are compelling market reasons to do so. Generally, all fixed rate residential loans are sold into the secondary market. In the case of home equity loans and lines of credit, the underwriting criteria are the same as applied by the Company when making a first mortgage loan, as described above. Home equity lines of credit typically mature ten years after their origination. The Company experienced net loan charge-offs on residential loans of $665,000 during 2006, including the charge-off of one residential loan for $423,000.

The Company also originates residential loans for sale into the secondary market, an activity that began with the acquisition of First Columbia. The Company originates both fixed and variable rate residential mortgage loans for sale with servicing released. Loans originated for sale into the secondary market are approved for purchase by an investor prior to closing. The Company generates loan origination fees, typically ranging from 1.0% to 1.5% of the loan balance, and servicing release fees, generally ranging from 0.25% to 0.75% of the loan balance, both of which are recognized as income when the loan is sold. The Company minimizes interest rate and credit risk on these loans by locking the interest rate for each loan with the secondary investor and receiving the investor’s underwriting approval prior to originating the loan. The Company had $14.9 million of such loans at December 31, 2006, representing 2.0% of the Company’s total loans.

Commercial Loans. The Company makes loans for commercial purposes to various types of businesses. At December 31, 2006, the Company held $80.8 million of these loans, representing 10.8% of the total loan portfolio, excluding for these purposes commercial loans secured by real estate. See “Real Estate Loans.” Equipment loans are made for a term of up to five years (more typically three years) at fixed or variable rates, with the loan being fully amortized over the term and secured by the financed equipment with a loan-to-value ratio based on the overall relationship and creditworthiness of the customer. Working capital loans are made for a term typically not exceeding one year. These loans are usually secured by accounts receivable or inventory, and principal is either repaid as the assets securing the loan are converted into cash, or principal is due at maturity. The Company experienced net loan charge-offs on commercial loans of $361,000 during 2006.

Consumer Loans. The Company makes a variety of loans to individuals for personal and household purposes, including secured and unsecured installment and term loans, and revolving lines of credit such as overdraft protection. At December 31, 2006, the Company held $31.2 million of consumer loans, representing 4.2% of total loans. These loans typically carry balances of less than

$25,000 and earn interest at a fixed rate. Non-revolving loans are either amortized over a period not exceeding 60 months or are ninety-day term loans. Revolving loans require monthly payments of interest and a portion of the principal balance (typically 2 to 3% of the outstanding balance). The Company entered the indirect lending business in 1997 and currently purchases sales finance contracts from dealers for new and used automobiles and home improvements. At December 31, 2006, indirect loans outstanding totaled $6.2 million. The Company experienced net recoveries on consumer loans of $98,000 during 2006 and net charge-offs of $143,000 during 2005.

Loan Approval and Review. The Company’s loan approval policies provide for various levels of officer lending authority. When the aggregate amount of outstanding loans to a single borrower exceeds that individual officer’s lending authority, the loan request must be considered and approved by an officer with a higher lending limit or by the Directors’ Loan Committee. Individual officers’ lending limits range from $15,000 to $2.0 million depending on seniority and the type of loan. Any loan in excess of the lending limit of senior bank officers must be approved by the Directors’ Loan Committee.

The Company has a loan review procedure involving multiple officers of the Company which is designed to promote early identification of credit quality problems. All loan officers are charged with the responsibility of rating all their loans and reviewing those loans on a periodic basis, the frequency of which increases as the quality of the loans decreases. The Senior Vice President of Credit Administration is charged with the responsibility of ensuring that all significant lending relationships are reviewed annually. The Company’s current goal is to review lending relationships in excess of $500,000. In addition, the Credit Administration Department is involved in the analysis of all loans that require Directors Loan Committee approval.

Deposits

The Company offers a variety of deposit programs to individuals and to small to medium-sized businesses and other organizations at interest rates generally consistent with local market conditions. The following table sets forth the mix of depository accounts for the Company as a percentage of total deposits at December 31, 2006.

Deposit Mix

Noninterest-bearing demand	$106,846,160	13.33%
Interest checking	119,334,300	14.89%
Money management	45,897,176	5.72%
Savings	255,065,766	31.81%
Time deposits
Under $100,000	80,758,973	10.07%
$100,000 and over	193,860,714	24.18%

	$801,763,089	100.00%

The Company accepts deposits at both main office locations and eight branch banking offices, each of which maintains an automated teller machine. The Company is a member of Mastercard’s Maestro and Cirrus networks as well as the “STAR” network of automated teller machines, which permits customers to perform certain transactions in many cities throughout Georgia, South Carolina and other regions. The Company controls deposit volumes primarily through the pricing of deposits and to a certain extent through promotional activities such as “free checking”. The Company also utilizes other sources of funding, specifically repurchase agreements, Federal Home Loan Bank borrowings and brokered certificates of deposit. Deposit rates are set weekly by executive management of the Company. Management believes that the rates it offers are competitive with, or in some cases, slightly above those offered by other institutions in its market area. The Company does not actively solicit deposits outside of its market area.

Competition

The banking business generally is highly competitive, and sources of competition are varied. The Company competes as a financial intermediary with other commercial banks, savings and loan associations, credit unions, mortgage banking companies, consumer finance companies, securities brokerages, insurance companies, and money market mutual funds operating in Richmond, Columbia and Clarke Counties in Georgia, Aiken County in South Carolina and elsewhere. In addition, customers conduct banking activities without regard to geographic barriers through computer-based banking and similar services.

Many of the financial organizations in competition with the Company have much greater financial resources, more diversified markets and larger branch networks than the Company and are able to offer similar services at varying costs with higher lending limits. In addition, with the enactment of federal and state laws affecting interstate and bank holding company expansion, there have been major interstate acquisitions involving financial institutions which have offices in the Company’s market area but are headquartered in other states. The effect of such acquisitions (and the possible increase in size of the financial institutions in the Company’s market areas) may further increase the competition faced by the Company. The Company believes, however, that it will be able to use its local independent image to its advantage in competing for retail and commercial business.

Employees

The Company had approximately 298 full-time equivalent employees at December 31, 2006. The Company maintains training, educational and affirmative action programs designed to prepare employees for positions of increasing responsibility in both management and operations, and provides a variety of benefit programs, including group life, health, accident and other insurance and retirement plans. None of the Company’s employees are covered by a collective bargaining agreement, and the Company believes its employee relations are generally good.

Supervision and Regulation

Both the Company and its subsidiaries are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws generally are intended to protect depositors and not shareholders. The Company owns all of the capital stock of GB&T and SB&T and is a multi-bank holding company under the federal Bank Holding Company Act of 1956. As a result, the Company is primarily subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve. As a bank holding company located in Georgia, the Georgia Department of Banking and Finance also regulates and monitors all significant aspects of the Company’s operations. GB&T is a commercial bank regulated by the Georgia Department of Banking and Finance while SB&T is a federally chartered thrift regulated by the Office of Thrift Supervision. Both subsidiaries are regulated by the Federal Deposit Insurance Corporation. The following discussion describes the material elements of the regulatory framework that are applicable to the Company as a whole and also identifies those regulations which are unique to each subsidiary.

The Company

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

The Company’s common stock is registered under the Securities Exchange Act of 1934. The regulations also provide a procedure for challenging the rebuttable presumption of control.

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

In addition to the permissible bank holding company activities listed above, the Financial Service Modernization Act of 1999, also known as the Gramm-Leach-Bliley Act, revised and expanded the provisions of the Bank Holding Company Act by permitting a bank holding company to qualify and elect to become a financial holding company. Under the regulations implementing the Gramm-Leach-Bliley Act, a financial holding company may engage in activities that are financial in nature or incidental or complementary to financial activity. The following activities are considered to be financial in nature:

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

On December 18, 2006, the SEC and the Federal Reserve issued joint proposed rules, which would implement the “broker” exception for banks under Section 3(a)(4) of the Exchange Act of 1934 and would be adopted as part of the Gramm-Leach-Bliley Act. The proposed rules would implement the statutory exceptions that allow a bank, subject to certain conditions, to continue to conduct securities transactions for the bank’s customers as part of its trust and fiduciary, custodial and deposit “sweep” functions, and to refer customers to a securities broker-dealer pursuant to a networking arrangement with the broker-dealer.

To qualify to become a financial holding company, any depository institution subsidiary of the Company must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least “satisfactory.” Additionally, the Company must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days’ written notice prior to engaging in a permitted financial activity. While the Company meets the qualification standards applicable to financial holding companies, the Company has not elected to become a financial holding company at this time.

Support of Subsidiary Institutions. Under Federal Reserve policy, the Company is expected to act as a source of financial strength for its subsidiaries and to commit resources to support them. This support may be required at times when, without this Federal Reserve policy, the Company might not be inclined to provide it. In addition, any capital loans made by the Company to its subsidiaries will be repaid only after the subsidiaries’ deposits and various other obligations are repaid in full. In the unlikely event of the Company’s bankruptcy, any commitment by it to a federal bank regulatory agency to maintain the capital of its subsidiaries will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of the other categories. At December 31, 2006, both of the Company’s subsidiaries qualified for the well-capitalized category.

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

FDIC Insurance Assessments. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assesses higher rates on those institutions that pose greater risks to the Deposit Insurance Fund (the “DIF”). The FDIC places each institution in one of four risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory group assignment). Within the lower risk category, Risk Category I, rates will vary based on each institution’s CAMELS component ratings, certain financial ratios, and long-term debt issuer ratings.

Capital group assignments are made quarterly and an institution is assigned to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution’s primary federal banking regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. Assessments range from 5 to 43 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup. Institutions that are well capitalized will be charged a rate between 5 and 7 cents per $100 of deposits.

In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.22 cents per $100 of deposits for the first quarter of 2007.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve or the FDIC shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Company. Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements.

Allowance for Loan and Lease Losses. The Allowance for Loan and Lease Losses (the “ALLL”) represents one of the most significant estimates in the Company’s financial statements and regulatory reports. Because of its significance, the Company has developed a system by which it develops, maintains and documents a comprehensive, systematic and consistently applied process for determining the amounts of the ALLL and the provision for loan and lease losses. The Interagency Policy Statement on the Allowance for Loan and Lease Losses, issued on December 13, 2006, encourages all banks to ensure controls are in place to consistently determine the ALLL in accordance with GAAP, the bank’s stated policies and procedures, management’s best judgment and relevant supervisory guidance. Consistent with supervisory guidance, the Company maintains a prudent and conservative, but not excessive, ALLL, that is at a level that is appropriate to cover estimated credit losses on individually evaluated loans determined to be impaired as well as estimated credit losses inherent in the remainder of the loan and lease portfolio. The Company’s estimate of credit losses reflects consideration of all significant factors that affect the collectibility of the portfolio as of the evaluation date. See “Management’s Discussion and Analysis – Critical Accounting Policies.”

Commercial Real Estate Lending. The Company’s lending operations may be subject to enhanced scrutiny by federal banking regulators based on its concentration of commercial real estate loans. On December 6, 2006, the federal banking regulators issued final guidance to remind financial institutions of the risk posed by commercial real estate (“CRE”) lending concentrations. CRE loans generally include land development, construction loans and loans secured by multifamily property, and nonfarm, nonresidential real property where the primary source of repayment is derived from rental income associated with the property. The guidance prescribes the following guidelines for its examiners to help identify institutions that are potentially exposed to significant CRE risk and may warrant greater supervisory scrutiny:

•	total reported loans for construction, land development and other land represent 100% or more of the institutions total capital, or

•

total commercial real estate loans represent 300% or more of the institution’s total capital, and the outstanding balance of the institution’s commercial real estate loan portfolio has increased by 50% or more during the prior 36 months.

Other Regulations. Interest and other charges collected or contracted for by the Company are subject to state usury laws and federal laws concerning interest rates.

Our loan operations are also subject to federal laws applicable to credit transactions, such as the:

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

•

Soldiers’ and Sailors’ Civil Relief Act of 1940, as amended by the Servicemembers’ Civil Relief Act, governing the repayment terms of, and property rights underlying, secured obligations of persons currently on active duty with the U.S. military;

•

Talent Amendment in the 2007 Defense Authorization Act, establishing a 36% annual percentage rate ceiling, which includes a variety of charges including late fees, for consumer loans to military service members and their dependents; and

•	rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

Our deposit operations are subject to:

•	Truth-In-Savings Act, requiring certain disclosures for consumer deposit accounts;

•

the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•

the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and,

•	rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

Georgia Bank & Trust Company

Because GB&T is a commercial bank chartered under the laws of the State of Georgia, it is also subject to the supervision, examination and reporting requirements of the Georgia Department of Banking and Finance. The Georgia Department of Banking and Finance regularly examines GB&T’s operations and has the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions as well as the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

Branching. Under current Georgia law, GB&T may open branch offices throughout Georgia with the prior approval of the Georgia Department of Banking and Finance. In addition, with prior regulatory approval, GB&T may acquire branches of existing banks located in Georgia. GB&T and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the applicable states’ laws. Georgia law, with limited exceptions, currently permits branching across state lines through interstate mergers.

Under the Federal Deposit Insurance Act, states may “opt-in” and allow out-of-state banks to branch into their state by establishing a new start-up branch in the state. Currently, Georgia has not opted-in to this provision. Therefore, interstate merger is the only method through which a bank located outside of Georgia may branch into Georgia. This provides a limited barrier of entry into the Georgia banking market, which protects us from an important segment of potential competition. However, because Georgia has elected not to opt-in, our ability to establish a new start-up branch in another state may be limited. Many states that have elected to opt-in have done so on a reciprocal basis, meaning that an out-of-state bank may establish a new start-up branch only if their home state has also elected to opt-in. Consequently, until Georgia changes its election, the only way we will be able to branch into states that have elected to opt-in on a reciprocal basis will be through interstate merger. The Company entered the South Carolina market by chartering a thrift, which is not subject to the same limitation.

Georgia Fair Lending Act. In addition to the federal and state laws noted above, the Georgia Fair Lending Act (“GAFLA”) imposes restrictions and procedural requirements on most mortgage loans made in Georgia, including home equity loans and lines of credit. On August 5, 2003, the Office of the Comptroller of the Currency issued a formal opinion stating that the entirety of GAFLA is preempted by federal law for national banks and their operating subsidiaries. GAFLA contains a provision that preempts GAFLA as to state banks in the event that the Office of the Comptroller of the Currency preempts GAFLA as to national banks. Therefore, GB&T and any of its operating subsidiaries that may be engaged in mortgage lending will be exempt from the requirements of GAFLA.

Southern Bank & Trust

SB&T is a federally chartered thrift subject to the supervision, examination and reporting requirements of the Office of Thrift Supervision (“OTS”). The OTS regularly examines SB&T’s operations and has the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions, as well as the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

Qualified Thrift Lender Status. To be a Qualified Thrift Lender (QTL), an institution must meet the requirements of the Home Owner’s Loan Act QTL test for nine out of the last twelve months or the taxable year.

Under the QTL test, an institution must hold Qualified Thrift Investments (QTI) equal to at least 65.0% of its portfolio assets. QTI must fall into one of the two following categories: (1) assets that are includable in QTI without limit; or (2) assets limited to 20% of portfolio assets. Portfolio assets are total assets minus goodwill and other identifiable intangible assets, office property, and liquid assets not exceeding 20% of total assets. An institution ceases to be a QTL when its actual thrift investment percentage (the ratio of QTI divided by portfolio assets) falls, at month end, below 65.0% for four months within any 12-month period. At December 31, 2006, the actual thrift investment percentage for SB&T was 84.7%.

Assets that are includable as QTI without limit include:

•	Loans to purchase, refinance, construct, improve or repair domestic residential or manufactured housing;

•	Home equity loans;

•	Educational loans;

•	Small business loans;

•	Loans made through credit card or credit card accounts;

•	Securities backed by or representing an interest in mortgages on domestic residential or manufactured housing;

•	Federal Home Loan Bank stock; and

•	Obligations of the FDIC, FSLIC, RTC, and the FSLIC Resolution Fund.

Assets that are includable as QTI up to 20% of portfolio assets include:

•

Fifty percent of the amount of domestic residential housing mortgage loans originated and sold within 90 days. An institution may, on a consistent basis, include as QTI either the sales amounts from a previous quarter or the previous rolling 90 days or three-month period;

•	Investments in a service corporation that derives at least 80% of its gross revenues from activities related to domestic or manufactured residential housing;

•	Two hundred percent of the amount of loans and investments in “starter homes”;

•	Two hundred percent of the amount of certain loans in “credit-needy areas”;

•	Loans for the purchase, construction, development, or improvements of “community service facilities” not in credit-needy areas;

•	Loans for personal, family, or household purposes (other than those reported in the assets includable without limit category); and

•	FNMA and FHLMC stock.

Lending Limit. Lenders create a form of concentration risk when they extend a significant amount of credit to any one borrower or to borrowers who are related in a common enterprise. As such, savings associations are subject to regulatory limitations on loans to one borrower. Under the general lending limit an association’s total loans and extensions of credit outstanding to one borrower at one time shall not exceed 15% of the association’s unimpaired capital and unimpaired surplus. If certain qualifications are met, the savings association can have an additional 10% for loans and extensions of credit fully secured by readily marketable collateral having a market value, as determined by reliable and continuously available price quotations, at least equal to the amount of the funds outstanding. There are also other exceptions to the general lending limit based on the loan type. The Director of the OTS may impose more stringent restrictions on a savings association’s loans to one borrower if OTS determines that such restrictions are necessary to protect the safety and soundness of the association.

Unimpaired capital and unimpaired surplus are defined as: core capital and supplementary capital included in total capital, plus any allowance for loan losses not included in supplementary capital, plus the amount of investment in, and advances to, subsidiaries not included in calculating core capital. As of December 31, 2006, the general lending limit for loans to one borrower for SB&T was $1.5 million.

Unlike commercial banks, thrifts may generally make the following categories of loans only to the extent specified:

•	Commercial loans up to 20% of assets (50% of which must be in small business loans).

•

Nonresidential real property loans up to 400% of capital (the OTS may grant increased authority if it is determined that the increased authority poses no significant threat to the safe and sound operation of the institution and is consistent with prudent operating practices).

•	Consumer loans up to 35% of assets (all loans in excess of 30% of assets must be direct loans).

•	Education loans up to 5% of assets.

•	Non-conforming loans up to 5% of assets.

•	Construction loans (residential) without security up to 5% of assets.

Other Regulations. The Company received approval of its application for permission to organize SB&T on July 12, 2006, and SB&T began operations in September 2006. This approval includes, but is not limited to, the following conditions that must be complied with in a manner satisfactory to the Regional Director of the OTS:

•	SB&T must submit independent audit reports to the Regional Director for its first three years of operations;

•

SB&T must operate within the parameters of the business plan submitted with the application and submit any proposed major deviations or material changes from the plan for the prior, written non-objection of the Regional Director. The request for change must be submitted no later than 60 calendar days prior to the desired implementation date with a copy sent to the FDIC Regional Officer;

•

During the first two years of operation, SB&T must receive prior written non-objection of the Regional Director for any proposed new directors or senior executive officers or any significant change in responsibilities of any senior executive officer; and

•

During the first eighteen months of operation, any contracts or agreements pertaining to transactions with affiliates, not yet submitted to the OTS for review, must be provided to the Regional Director, at least 30 days prior to execution and must receive the Regional Director’s written non-objection prior to implementation.

The FDIC approved SB&T’s application for federal deposit insurance on May 26, 2006 subject to the condition that the Tier 1 capital to assets leverage ratio be maintained at not less than 8% throughout the first three years of operation and that an adequate allowance for loan and lease losses be provided.

Capital Adequacy

The Company and its subsidiaries are required to comply with the capital adequacy standards established by the Federal Reserve, in the case of the Company, and the FDIC, in the case of the subsidiaries. The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. The subsidiaries are also subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stockholders’ equity, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual preferred stock, and notes payable to unconsolidated special purpose entities that issue trust preferred securities, net of investment in the entity, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock and hybrid capital, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. In December 2005, the Company issued $10.0 million of unsecured subordinated debentures to Southeastern Bank Financial Statutory Trust I which qualify as Tier 1 Capital. The Company issued an additional $10.0 million of unsecured subordinated debentures to Southeastern Bank Financial Trust II in March 2006 which also qualify as Tier 1 Capital. The Company’s ratio of total capital to risk-weighted assets was 13.29% and the ratio of Tier 1 Capital to risk-weighted assets was 12.09% at December 31, 2006.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2006, our leverage ratio was 9.78%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

Payment of Dividends

The Company is a legal entity separate and distinct from its subsidiaries. The principal sources of the Company’s cash flow, including cash flow to pay dividends to its shareholders, are dividends paid by the subsidiaries to the Company. Statutory and regulatory limitations apply to the subsidiaries’ payment of dividends. If, in the opinion of the federal banking regulator, the subsidiaries were engaged in or about to engage in an unsafe or unsound practice, the federal banking regulator could require, after notice and a hearing, that it stop or refrain from engaging in the questioned practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See “The Company—Prompt Corrective Action.”

The subsidiaries have additional restrictions for dividends imposed by their respective regulatory agencies. The Georgia Department of Banking and Finance must approve dividend payments that would exceed 50% of GB&T’s net income for the prior year. The Office of Thrift Supervision must approve any dividend payment made by SB&T during its first three years of operation pursuant to the business plan that was filed as part of its initial charter. Payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

GB&T declared cash dividends payable to the Company of $500,000 in 2006, $3.5 million in 2005 and $2.0 million in 2004. The Company has paid cash dividends of $0.13 per share each quarter since 2004 which totaled $2.8 million in 2006 and $2.7 million in 2005 and 2004.

Restrictions on Transactions with Affiliates

The Company and its subsidiaries are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

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

The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank’s capital and surplus and, as to all affiliates combined, to 20% of a bank’s capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The subsidiary banks must also comply with other provisions designed to avoid the taking of low-quality assets.

The Company and its subsidiaries are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

The subsidiary banks are also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

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

Anti-Terrorism Legislation

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT Act) imposes requirements and limitations on specified financial transactions and account relationships, intended to guard against money laundering and terrorism. The Company has established a customer identification program pursuant to the “know your customer” rules contained in Section 326 of the USA PATRIOT Act.

Federal Deposit Insurance Reform

On February 8, 2006, President Bush signed the Federal Deposit Insurance Reform Act of 2005 (the “FDIRA”). Among other things, FDIRA changes the federal deposit insurance system by:

•	raising the coverage level for qualifying retirement accounts to $250,000, subject to future indexing;

•

the FDIC and the National Credit Union Administration are authorized to index deposit insurance coverage for inflation, for standard accounts and qualifying retirement accounts, every five years beginning April 1, 2007;

•	prohibiting undercapitalized financial institutions from accepting employee benefit plan deposits;

•	merging the Bank Insurance Fund and Savings Association Insurance Fund into a new Deposit Insurance Fund (the DIF); and

•	providing credits to financial institutions that capitalized the FDIC prior to 1996 to offset future assessment premiums.

FDIRA also authorizes the FDIC to revise the current risk-based assessment system, subject to notice and comment and caps the amount of the DIF at 1.50% of domestic deposits. The FDIC must issue cash dividends, awarded on a historical basis, for the amount of the DIF over the 1.50% ratio. Additionally, if the DIF exceeds 1.35% of domestic deposits at year-end, the FDIC must issue cash dividends, awarded on a historical basis, for half of the amount of the excess.

Financial Services Regulatory Relief Act

President Bush signed the Financial Services Regulatory Relief Act of 2006 (“Regulatory Relief Act”) into law on October 13, 2006. The Regulatory Relief Act repeals certain reporting requirements regarding loans to bank executive officers and principal shareholders. These changes have eliminated the statutory requirements for (1) the report to the Board of Directors when an executive officer becomes indebted to another institution in an aggregate amount that is greater than the officer would receive from his or her own institution; (2) the report filed by the institution that listed all credits made to executive officers since the previous report of condition; and (3) the report to the Board of Directors that is required when an executive officer or a principal shareholder become indebted to a correspondent bank.

The Regulatory Relief Act increased the size of a bank eligible for 18-month (rather than annual) examinations from $250 million to $500 million. The Regulatory Relief Act amends the privacy rules of Gramm-Leach-Bliley to clarify that CPA’s are not required to notify their customers of privacy and disclosure policies as long as they are subject to state law restraints on disclosure of non-public personal information without customer approval. Finally, the Regulatory Relief Act requires that the federal banking regulators develop model privacy notice forms, and banks adopting the model forms will be afforded a regulatory safe harbor under the disclosure requirements of Gramm-Leach-Bliley.

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

Effect of Governmental Monetary Polices

Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks and thrifts through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

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

At December 31, 2006, approximately 85.2% of our loans had real estate as a primary component of collateral. This collateral provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be materially adversely affected, given the relatively high percentage of our loans that are secured by real estate.

A significant portion of our real estate collateral is located in Richmond, Columbia and Clarke Counties in the State of Georgia and Aiken County in the State of South Carolina. A decline in local economic conditions in these areas could adversely affect the value of our real estate collateral, which could have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are diversified across a broader geographic area.

An economic downturn, especially one affecting our market areas, could adversely affect our financial condition, results of operations or cash flows.

Our success depends upon the growth in population, income levels, deposits and housing starts in our primary market areas which principally include Richmond, Columbia and Clarke Counties in the State of Georgia and Aiken County in the State of South Carolina. If the communities in which we operate do not grow, or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed. Unpredictable economic conditions may have an adverse effect on the quality of our loan portfolio and our financial performance. Economic recession over a prolonged period or other economic problems in our market areas could have a material adverse impact on the quality of the loan portfolio and the demand for our products and services. Future adverse changes in the economies in our market areas may have a material adverse effect on our financial condition, results of operations or cash flows. Further, the banking industry in Georgia and South Carolina is affected by general economic conditions such as inflation, recession, unemployment and other factors beyond our control. As community financial institutions, we are less able to spread the risk of unfavorable local economic conditions than larger or more regional banks. Moreover, we cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our primary market areas even if they do occur.

As community financial institutions, we have different lending risks than larger banks.

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

We plan to expand our business in the Aiken County, South Carolina market and intend to continue pursuing a growth strategy for our business. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in growth stages of development, such as recruiting and retaining qualified personnel, becoming familiar with new geographic markets and financing the expansion. Our ability to grow successfully will depend on these and other factors, including the continued availability of desirable business opportunities and the competitive responses from other financial institutions in our market areas. If we are unable to address these factors or otherwise manage our growth effectively, our expansion efforts could have a material adverse effect on our business, financial condition, results of operations, or future prospects, and could adversely affect our ability to successfully implement our business strategy. Also, if our growth occurs more slowly than anticipated or declines, our results of operations could be materially adversely affected.

Additional growth may require us to raise additional capital in the future, but that capital may not be available when it is needed, which could adversely affect our financial condition and results of operations.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate that our current capital resources will satisfy our capital requirements for the foreseeable future, although we may need to raise additional capital to support our continued growth.

Our ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations could be materially impaired.

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

We make no assurances that we will pay any dividends in the future. Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, regulatory restrictions and other factors that our Board of Directors may deem relevant. The holders of our common stock are entitled to receive dividends when, and if declared by our Board of Directors out of funds legally available for that purpose. As part of our consideration to pay cash dividends, we intend to retain adequate funds from future earnings to support the development and growth of our business. In addition, our ability to pay dividends is restricted by federal policies and regulations. It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of net income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. Further, our principal source of funds to pay dividends are cash dividends that we receive from our subsidiaries.

Our directors and executive officers own a significant portion of our common stock and can influence shareholder decisions.

Our directors, executive officers and relatives of directors, as a group, beneficially owned approximately 54.0% of our fully diluted outstanding common stock as of March 1, 2007. As a result of their ownership, the directors and executive officers will have the ability, if they voted their shares in concert, to control the outcome of all matters submitted to our shareholders for approval, including the election of directors.

We are subject to extensive regulation that could limit or restrict our activities and impose financial requirements or limitations on the conduct of our business, which limitations or restrictions could adversely affect our profitability.

As a bank holding company, we are primarily regulated by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). Our subsidiary bank is primarily regulated by the Federal Deposit Insurance Corporation (the “FDIC”) and the Georgia Department of Banking and Finance. Our subsidiary thrift is primarily regulated by the Office of Thrift Supervision (“OTS”). Our compliance with Federal Reserve Board, FDIC, Department of Banking and Finance and OTS regulations is costly and may limit our growth and restrict certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. We are also subject to capital requirements of our regulators.

The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks, thrifts and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably.

Holders of our subordinated debentures have rights that are senior to those of our common shareholders.

We have supported our continued growth by issuing trust preferred securities from special purpose trusts and accompanying subordinated debentures. At December 31, 2006, we had outstanding subordinated debentures totaling $20 million and may issue additional trust preferred securities in the future. We unconditionally guarantee the payment of principal and interest on the trust preferred securities. Also, the debentures we issued to the special purpose trusts that relate to those trust preferred securities are senior to our common stock. As a result, we must make payments on the subordinated debentures before we can pay any dividends on our common stock. In the event of our bankruptcy, dissolution or liquidation, holders of our subordinated debentures must be satisfied before any distributions can be made on our common stock. We have the right to defer distributions on our subordinated debentures (and related trust preferred securities) for up to five years, but during that time we would not be able to pay dividends on our common stock.

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

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

The Company currently operates two main offices, eight branches and an operations center housed in a series of buildings adjacent to the GB&T main office. The principal administrative offices of the Company are located at 3530 Wheeler Road, Augusta, Georgia. Locations in metro Augusta include the main office, four branch offices in Augusta, Georgia, two branches in Martinez, Georgia, and one branch in Evans, Georgia. There is one branch located in Athens, Georgia, and the SB&T main office is located in Aiken, South Carolina. All banking offices are owned by the Company and are not subject to mortgage.

Each banking office in metro Augusta is a brick building with a teller line, customer service area, offices for the Company’s lenders, drive-in teller lanes, a vault with safe deposit boxes, and a walk-up or drive-up automated teller machine. The banking offices are generally 3,000 to 5,000 square foot buildings. Exceptions are the main office with approximately 14,000 square feet, the Washington Road branch with 1,800 square feet, and the Cotton Exchange branch with 7,500 square feet of space. In December 2005, the first branch located outside of metro Augusta was opened in Athens, Georgia. This 4,000 square foot banking office is located on the border of the Athens historic district and includes a teller line, customer service area, and lending offices. The only location outside of Georgia is the SB&T main office located in Aiken, South Carolina, which was opened in September 2006. This 4,000 square foot banking office has all the facilities of the metro Augusta offices. In August 2004, the Company purchased land in Evans across the street from its existing branch and plans to construct and open a drive-thru facility on this property during the second quarter of 2007.

In 1997, the Company acquired 24,000 square feet of commercial office space located at 3515 Wheeler Road, across the street from the main office. Initial renovations of 17,000 square feet were completed in June 1998 and operational functions including data processing, deposit operations, human resources, loan operations, credit administration, and accounting were relocated. In 2000 and 2001, additional renovations were made and the mortgage operations were moved to this Operations Complex, occupying 6,000 square feet. In December 2003, the remaining office space that was leased was renovated and the construction lending department now occupies this location.

In November 2002, the Company purchased approximately 23,400 square feet of commercial office space on Walton Way Ext., located in close proximity to the Operations Complex and Main Office. Approximately 10,400 square feet was renovated in 2003 to accommodate operational functions. Approximately 500 square feet of this property is used as a meeting room. All properties owned by the Company are adequately covered by the appropriate insurance for replacement value.

Due to continued growth, the Company purchased a commercial building with approximately 45,000 square feet of office space on Columbia Road in Martinez in May 2006. The objective of the Company in acquiring this property was to provide adequate space for existing operations to be relocated into one building and to meet future requirements necessitated by growth of the Company. The Company plans to renovate the property and relocate all operations personnel to this facility by the end of 2007.

The Company’s automated teller machine network includes four drive-up machines located in major retail shopping areas as well as machines located at each branch office.

See Note 5 to the Consolidated Financial Statements for additional information concerning the Company’s premises and equipment and Note 6 to the Consolidated Financial Statements for additional information concerning the Company’s commitments under various equipment leases.

Item 3.	Legal Proceedings

In the ordinary course of business, the Company and its subsidiaries are parties to various legal proceedings. Although the amount of any ultimate liability with respect to such matters cannot be determined, in the opinion of management, there is no proceeding pending or, to the knowledge of management, threatened in which an adverse decision would result in a material adverse change to the consolidated results of operations or financial condition of the Company or its subsidiaries.

Item 4.	Submission of Matters to a Vote of Shareholders

There were no matters submitted to a vote of the shareholders of the Company during the fourth quarter of the Company’s fiscal year ended December 31, 2006.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 2, 2007, there were approximately 920 holders of record of the Company’s common stock. As of March 2, 2007, there were 5,433,614 shares of the Company’s common stock outstanding. Transactions in the Company’s common stock are generally negotiated through UBS Financial Services and Robinson-Humphrey/Soloman Smith Barney Company, Inc. Both firms make a market in the common stock of the Company via the over-the-counter bulletin board. The following table reflects the range of high and low bid quotations, adjusted for stock dividends and splits, in the Company’s common stock for the past two years:

Southeastern Bank Financial Corporation Stock Price

Quarter ended	Low	High
March 31, 2005	28.25	35.00
June 30, 2005	32.00	36.00
September 30, 2005	33.50	45.00
December 31, 2005	39.75	43.15

Quarter ended
March 31, 2006	37.87	40.25
June 30, 2006	35.00	39.50
September 30, 2006	38.00	45.00
December 31, 2006	36.00	42.00

Period ended
March 2, 2007	36.25	41.00

The Company declared cash dividends of $0.13 per share on January 18, 2006, April 18, 2006, July 19, 2006, and October 18, 2006. The Company declared cash dividends of $0.13 per share in each quarter of 2005. The Company’s primary sources of income are dividends and other payments received from its subsidiaries. The amount of dividends that may be paid by subsidiaries to the Company depends upon the subsidiaries’ earnings and capital position and is limited by federal and state law, regulations and policies.

Cash dividends on GB&T’s common stock may be declared and paid only out of its retained earnings, and dividends may not be declared at any time when GB&T’s paid-in capital and appropriated earnings do not, in combination, equal at least 20% of its capital stock account. In addition, the Georgia Department of Banking and Finance’s current rules and regulations require prior approval before cash dividends may be declared and paid if: (1) the bank’s ratio of equity capital to adjusted total assets is less than 6%; (ii) the aggregate amount of dividends declared or anticipated to be declared in that calendar year exceeds 50% of the bank’s net profits, after taxes but before dividends, for the previous calendar year; or (iii) the percentage of the bank’s loans classified as adverse as to repayment or recovery by the Georgia Department of Banking and Finance at the most recent examination of the bank exceeds 80% of the bank’s equity as reflected at such examination. Cash dividends on SB&T’s common stock are not permitted during its first three years of operation with approval from the OTS pursuant to its current business plan.

The Company’s ability to pay cash dividends is further subject to continued payment of interest that is owed on subordinated debentures issued in connection with the Southeastern Bank Financial Statutory Trust I issuance in December 2005 of $10.0 million of trust preferred securities and the Southeastern Bank Financial Trust II issuance in March 2006 of $10.0 million of trust preferred securities. As of December 31, 2006, the Company had approximately $20.0 million of subordinated debentures outstanding. The Company has the right to defer payment of interest on the subordinated debentures for a period not exceeding 20 consecutive quarters. If the Company defers, or fails to make, interest payments on the subordinated debentures, the Company will be prohibited, subject to certain exceptions, from paying cash dividends on common stock until all deferred interest is paid and interest payments on the subordinated debentures resumes.

The Company did not repurchase any of its equity securities or sell any of its equity securities without registration under the Securities Act of 1933, as amended, during the fourth quarter of 2006.

Item 6.	Selected Financial Data

The selected consolidated financial data presented on the following page as of December 31, 2006 and 2005 and for each of the years in the three-year period ended December 31, 2006 is derived from the audited consolidated financial statements and related notes included in this report and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected consolidated financial data as of December 31, 2003 and 2002 is derived from audited consolidated financial statements that are not included in this report but that are included in the Annual Reports on Form 10-K filed with the Securities and Exchange Commission for those years. The per share data presented below has been adjusted to give effect to the 2-for-1 stock split effected on November 21, 2003.

Selected Consolidated Financial Data

	2006	2005	2004	2003	2002
	(Dollars in thousands, except per share data)
Earnings
Total interest income	$65,626	$47,277	$35,350	$32,337	$31,370
Total interest expense	31,423	17,885	9,670	9,685	11,160
Net interest income	34,203	29,392	25,680	22,652	20,210
Provision for loan losses	2,478	1,841	1,588	1,694	2,414
Noninterest income	13,993	12,378	12,461	14,522	11,587
Noninterest expense	28,885	25,019	23,744	23,564	20,278
Net income	11,160	9,954	8,704	7,933	6,010

Per Share Data
Net income - Diluted	$2.08	$1.86	$1.63	$1.48	$1.13
Book value	14.53	12.08	11.24	10.23	8.91
Cash dividends declared per common share	0.52	0.52	0.52	—	—
Weighted average common and common equivalent shares outstanding	5,371,656	5,350,384	5,323,924	5,359,815	5,327,286

Selected Average Balances
Assets	$951,115	$785,081	$673,805	$604,585	$526,337
Loans (net of unearned income)	664,101	547,414	464,769	420,023	363,624
Deposits	735,128	611,029	528,167	465,868	403,992
Stockholders’ equity	69,317	61,655	56,162	50,786	43,090

Selected Year-End Balances
Assets	$1,041,202	$864,277	$706,517	$630,633	$569,832
Loans (net of unearned income)	749,969	601,235	494,170	432,679	396,699
Allowance for loan losses	9,777	9,125	7,930	7,278	6,534
Deposits	801,763	663,655	556,785	483,952	439,557
Short-term borrowings	76,020	73,013	45,481	57,769	48,988
Long-term borrowings	75,000	57,000	40,000	30,000	30,000
Stockholders’ equity	78,924	63,583	58,980	53,689	46,748

Selected Ratios
Return on average total assets	1.17%	1.27%	1.29%	1.31%	1.14%
Return on average equity	16.10%	16.15%	15.50%	15.62%	13.95%
Average earning assets to average total assets	93.67%	93.90%	93.56%	94.57%	94.86%
Average loans to average deposits	90.34%	89.59%	88.00%	90.16%	90.01%
Average equity to average total assets	7.29%	7.85%	8.33%	8.40%	8.19%
Net interest margin	3.84%	3.98%	4.08%	3.97%	4.04%
Operating efficiency	60.20%	59.78%	62.09%	63.04%	64.02%
Net charge-offs to average loans	0.17%	0.12%	0.20%	0.23%	0.27%
Allowance for loan losses to net loans (year-end)	1.30%	1.52%	1.60%	1.68%	1.65%
Risk-based capital
Tier 1 capital	12.09%	11.10%	10.33%	10.33%	10.15%
Total capital	13.29%	12.35%	11.58%	11.58%	11.40%
Tier 1 leverage ratio	9.78%	9.01%	8.38%	8.40%	7.96%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion is to focus on significant changes in the financial condition and results of operations of the Company and its subsidiaries, Georgia Bank & Trust Company of Augusta (“GB&T”) and Southern Bank & Trust (“SB&T”), during the past three years. The discussion and analysis is intended to supplement and highlight information contained in the accompanying consolidated financial statements and related notes to the consolidated financial statements.

Overview

GB&T was organized by a group of local citizens and commenced business on August 28, 1989, beginning operations with one main office. GB&T became a subsidiary of the Company in 1992 as a result of its holding company reorganization. Today, GB&T operates eight full service banking offices in Richmond and Columbia counties in Augusta, Martinez, and Evans, Georgia and one branch in Athens, Georgia. GB&T operates three mortgage origination offices in Augusta, Savannah, and Athens, Georgia. The Savannah, Georgia office also offers construction lending services. Bank and mortgage operations are located in Augusta, Georgia in two operations campuses located in close proximity to the main office in Augusta, Georgia. Trust and retail investment services are located in the main office. GB&T is Augusta’s largest community banking company. In 2005, the Company began organizing a federally chartered thrift to expand its business into Aiken, South Carolina, and subsequently opened the main office of SB&T, the Company’s newest subsidiary, on September 12, 2006.

The Augusta-Richmond County, GA-SC metropolitan area, which includes Aiken, SC, has a diversified economy based primarily on government, public utilities, health care, manufacturing, construction, and wholesale and retail trade. Augusta is one of the leading medical centers in the Southeast. The 2005 population of the Augusta-Richmond County, GA-SC metropolitan area was 520,332, the second largest in Georgia and fourth largest in South Carolina. The Company expanded into the Athens, Georgia market in December 2005. Athens has a diversified economy which includes government, retail services, tourism, manufacturing, other services, and health care, with the largest share of government jobs in the state. The Athens-Clarke County, GA metropolitan area ranks sixth in Georgia with a 2005 population of 175,085.

The Company’s services include the origination of residential and commercial real estate loans, construction and development loans, and commercial and consumer loans. The Company also offers a variety of deposit programs, including noninterest-bearing demand, interest checking, money management, savings, and time deposits. In the Augusta-Richmond County, GA-SC metropolitan area, GB&T had 12.34% of all deposits and was the second largest depository institution at June 30, 2006, as cited from the Federal Deposit Insurance Corporation’s website. Securities sold under repurchase agreements are also offered. Additional services include wealth management, trust, retail investment, and mortgage. As a matter of practice, most mortgage loans are sold in the secondary market; however, some mortgage loans are placed in the portfolio based on asset/liability management strategies. The Company continues to concentrate on increasing its market share through various new deposit and loan products and other financial services, by adding locations, and by focusing on the customer relationship management philosophy. The Company is committed to building lifelong relationships with its customers, employees, shareholders, and the communities it serves.

The Company’s primary source of income is from its lending activities followed by interest income from its investment activities, service charges and fees on deposits, and gain on sales of mortgage loans in the secondary market. Interest income on loans and investment securities increased due to rising interest rates and increased volumes. Service charges and fees on deposits increased due to increases in NSF income on retail checking accounts and debit/ATM card income, both the result of new account growth. Gain on sales of mortgage loans for 2006 did not change significantly over 2005. Both trust service fees and retail investment income experienced growth again this year as the Company continues to focus on the expansion of the wealth management area.

The Company has experienced steady growth. Over the past four years, assets grew from $569.8 million at December 31, 2002 to $1.0 billion at December 31, 2006. From year end 2002 to year end 2006, loans increased $353.3 million, and deposits increased $362.2 million. Also, from 2002 to 2006 return on average equity increased from 13.95% to 16.10% and return on average assets increased from 1.14% to 1.17%. Net income for the year ended 2002 was $6.0 million compared to net income of $11.2 million at year end 2006. The Company has paid cash dividends of $0.13 per share each quarter since 2004.

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

Critical Accounting Estimates

The accounting and financial reporting policies of the Company and its subsidiaries conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Of these policies, management has identified the allowance for loan losses as a critical accounting estimate that requires difficult, subjective judgment and is important to the presentation of the financial condition and results of operations of the Company.

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

The Company segments its allowance for loan losses into the following three major categories: 1) identified losses for impaired loans; 2) general allocation for Classified/Watch loans; and 3) general allocation for loans with satisfactory ratings. Risk ratings are initially assigned in accordance with the Company’s loan and collection policy. An organizationally independent department reviews grade assignments on an ongoing basis. Management reviews current information and events regarding a borrowers’ financial condition and strengths, cash flows available for debt repayment, the related collateral supporting the loan and the effects of known and expected economic conditions. When the evaluation reflects a greater than normal risk associated with the individual loan, management classifies the loan accordingly. If the loan is determined to be impaired, management allocates a portion of the allowance for loan losses for that loan based upon the present value of future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if collection of the loan is deemed to be dependent upon the collateral. Regulatory guidance is also considered. Cash receipts for accruing loans are applied to principal and interest under the contractual terms of the loan agreement; however, cash receipts on impaired and nonaccrual loans for which the accrual of interest has been discontinued are generally applied first to principal and then to interest income depending upon the overall risk of principal loss to the Company. Impaired and Classified/Watch loans are aggressively monitored. The allocation for loans rated satisfactory is further subdivided into various types of loans as defined by regulatory reporting codes. The Company’s management also gives consideration to subjective factors such as, national and local economic conditions, bankruptcy trends, unemployment trends, loan concentrations, and competitive factors in the local market. These factors represent uncertainties in the Company’s business environment and are included in the various individual components of the allowance for loan losses.

Management believes that the allowance for loan losses is adequate. The loan portfolio is comprised of 85.2% real estate loans; 10.8% commercial, financial and agricultural loans; and 4.2% consumer loans. Commercial real estate comprises 26.5% of the loan portfolio and is primarily owner occupied properties where the operations of the commercial entity provide the necessary cash flow to service the debt. For this portion of the real estate loan portfolio, repayment is not dependent upon the sale of the real estate held as collateral. Construction and development loans, 35.6% of the portfolio, have been an increasingly important portion of the real estate loan portfolio. The Company carefully monitors the loans in this category since the repayment of these loans is generally dependent upon the sale of the real estate in the normal course of business and can be impacted by national and local economic conditions. The residential category, 21.1% of the portfolio, represents those loans that the Company chooses to maintain in its portfolio rather than selling into the secondary market for marketing and competitive reasons and commercial loans secured by residential real estate. The residential held for sale category, 2.0% of the portfolio, comprises loans that are in the process of being sold into the secondary market. In these loans, the credit has been approved by the investor and the interest rate locked so that the Company minimizes credit and interest rate risk with respect to these loans. The Company has no large loan concentrations to individual borrowers. Unsecured loans at December 31, 2006 were $10.9 million. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may advise additions to the allowance based on their judgments about information available to them at the time of their examination. Such regulatory guidance is considered, and the Company may recognize additions to the allowance as a result.

Please see “Provision for Loan Losses, Net Charge-offs, and Allowance for Loan Losses” and “Non-Performing Assets” for a further discussion of the Company’s loans, loss experience, and methodology in determining the allowance.

Results of Operations

Total assets increased $176.9 million, or 20.5% in 2006 compared to year end 2005, primarily due to loan growth and an increase in cash and cash equivalents. The Company achieved record net income of $11.2 million in 2006, a 12.1% increase over 2005. The increase in net income is attributable to increases in net interest income and noninterest income, somewhat offset by increases in noninterest expense. Interest income increased $18.4 million or 38.9% in 2006. Interest income on loans, including loan fees, was the principal contributor, representing an increase of $15.4 million over 2005. This was the result of $148.7 million in loan growth for the Company in 2006 and the rising interest rate environment. Interest income on investment securities increased $2.7 million in 2006 as a result of a $36.6 million increase in the annual average balance of the investment portfolio in 2006. Significant changes to noninterest income in 2006 include a $379,000 increase in service charges and fees on deposits related to new account growth and a $334,000 increase in retail investment income due to production by new personnel.

The Company had total deposit growth of $138.1 million, or 20.8% in 2006. Interest expense on deposits increased $10.2 million as a result of this growth and higher interest rates. The most significant increase was in time deposits with a $111.6 million balance increase over 2005 year end with a corresponding $5.4 million increase in interest expense. Brokered CDs totaled $67.4 million at year end 2006 and accounted for $1.6 million of the increase in interest expense. Interest expense on other borrowings increased $1.9 million with $1.2 million attributable to subordinated debentures. The annual average balance of federal funds purchased and securities sold under repurchase agreements grew $6.8 million in 2006, with related interest expense increasing $1.4 million over 2005. The Company was in a $14.7 million federal funds sold position at 2006 year end, as compared to $2.8 million at 2005 year end. Noninterest expense increased $3.9 million or 15.5% in 2006. Salaries and other personnel expense increased $2.3 million primarily as a result of additional employees in 2006 related to the Company’s continued growth and expansion into new markets. Other operating expenses increased $1.5 million with the most significant increases reflected in the processing expense and professional fees categories. The Company continues to monitor operating expenses and uses responsibility center budgeting to assist in this endeavor. The operating efficiency ratio of 60.20% in 2006 is a 0.42% increase from 2005.

The earnings performance of the Company is reflected in its return on average assets and average equity of 1.17% and 16.10%, respectively, during 2006 compared to 1.27% and 16.15%, respectively, during 2005. The return on average assets and average equity was 1.29% and 15.50%, respectively, in 2004. Basic net income per share on weighted average common shares outstanding improved to $2.10 in 2006 compared to $1.89 in 2005 and $1.66 in 2004. Diluted net income per share on weighted average common and common equivalent shares outstanding improved to $2.08 in 2006 compared to $1.86 in 2005 and $1.63 in 2004. The Company has paid cash dividends of $0.13 per share each quarter since 2004.

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

Average Balances, Income and Expenses, Yields and Rates

	Year Ended Dec. 31, 2006			Year Ended Dec. 31, 2005			Year Ended Dec. 31, 2004
	Average Amount	Average Yield or Rate	Amount Paid or Earned	Average Amount	Average Yield or Rate	Amount Paid or Earned	Average Amount	Average Yield or Rate	Amount Paid or Earned
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans	$664,101	8.18%	$54,338	$547,414	7.11%	$38,898	$464,769	6.08%	$28,235
Investments
Taxable	189,321	5.09%	9,633	158,017	4.56%	7,206	146,660	4.43%	6,495
Tax-exempt	24,658	4.18%	1,030	18,765	4.09%	767	13,613	4.00%	544
Federal funds sold	12,248	4.90%	600	12,106	3.14%	380	5,211	1.40%	73
Interest-bearing deposits in other banks	612	4.08%	25	884	2.94%	26	163	1.84%	3

Total interest-earning assets	890,940	7.37%	$65,626	737,186	6.41%	$47,277	630,416	5.61%	$35,350

Cash and due from banks	19,977			17,096			15,601
Premises and equipment	22,242			19,208			16,577
Other	27,486			20,253			18,723
Allowance for loan losses	(9,530)			(8,662)			(7,512)

Total assets	$951,115			$785,081			$673,805

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW Accounts	$114,021	2.00%	$2,277	$87,982	0.89%	$787	$75,866	0.54%	$407
Savings and money management accounts	305,186	3.93%	11,996	288,759	2.98%	8,610	236,306	1.54%	3,650
Time deposits	213,889	4.59%	9,826	145,209	3.08%	4,476	137,238	2.31%	3,165
Federal funds purchased / securities sold under repurchase agreements	62,451	4.93%	3,079	55,658	3.05%	1,697	46,541	1.40%	651
Other borrowings	75,034	5.66%	4,245	50,121	4.62%	2,315	37,488	4.79%	1,797

Total interest-bearing liabilities	770,581	4.08%	31,423	627,729	2.85%	17,885	533,439	1.81%	9,670

Noninterest-bearing demand deposits	102,032			89,079			78,757
Other liabilities	9,185			6,618			5,447
Stockholders’ equity	69,317			61,655			56,162

Total liabilities and stockholders’ equity	$951,115			$785,081			$673,805

Net interest spread		3.29%			3.56%			3.80%
Benefit of noninterest sources		0.55%			0.42%			0.28%
Net interest margin/income		3.84%	$34,203		3.98%	$29,392		4.08%	$25,680

The increase in average loans of $116.7 million and the increase in average investments of $37.2 million were funded by increases in average deposits of $111.1 million, subordinated debentures of $16.8 million, Federal Home Loan Bank borrowings of $8.3 million, and federal funds purchased and securities sold under repurchase agreements of $6.8 million. For 2006, average total assets were $951.1 million, a 21.2% increase over 2005. Average interest-earning assets for 2006 were $890.9 million, or 93.7% of average total assets.

Interest income is the largest contributor to income. Interest income on loans, including loan fees, increased $15.4 million from 2005 to $54.3 million in 2006. The increase in loan interest income resulted from increased loan volume and a 1.07% increase in the average yield due to the rising interest rate environment in 2006. Investment income increased $2.7 million to $10.7 million as a result of volume and higher investment yields in 2006. Interest income on federal funds sold increased primarily as the result of a 1.76% increase in the average yield. Interest expense on deposits increased $10.2 million from 2005 to $24.1 million as the result of deposit growth and higher interest rates. Interest expense on federal funds purchased and securities sold under repurchase agreements increased $1.4 million, again due to growth and rising interest rates. Interest expense on other borrowings increased primarily due to a $1.2 million increase in interest expense on subordinated debentures which were issued in December 2005 and March 2006 resulting in a $16.8 million increase in the annual average balance. The overall result was an increase in net interest income of $4.8 million or 16.4% in 2006 from 2005. Average yields on interest-earning assets increased to 7.37% in 2006, compared to 6.41% in 2005.

Net interest income increased $3.7 million in 2005 compared to 2004 as a result of the growth in the volume of average earning assets and an increase in interest rates. Interest earning assets averaged $737.2 million in 2005, an increase of 16.9%, from the $630.4 million averaged in 2004. Average yields on earning assets increased to 6.41% in 2005, compared to 5.61% in 2004.

A key performance measure for net interest income is the “net interest margin”, or net interest income divided by average interest-earning assets. Unlike the “net interest spread”, the net interest margin is affected by the level of non-interest sources of funding used to support interest-earning assets. The Company’s net interest margin decreased to 3.84% in 2006 from 3.98% in 2005. In 2004, the net interest margin was 4.08%. The net interest margin deteriorated in 2006 as the average rate paid on interest-bearing deposits increased more quickly than the average rate on interest-earning assets. The high level of competition in the local market for both loans and deposits continues to influence the net interest margin. The net interest margin continues to be supported by demand deposits which provide a noninterest-bearing source of funds. The Company’s current marketing efforts are focused on increasing demand deposits and NOW accounts to help prevent further deterioration in the net interest margin. The net interest spread measures the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing sources of funds. The net interest spread eliminates the impact of noninterest-bearing funds and gives a direct perspective on the effect of market interest rate movements. As a result of changes in interest rates in 2006, the net interest spread decreased 27 basis points to 3.29% in 2006. The 2005 net interest spread of 3.56% also represented a decrease from 2004’s 3.80%.

Changes in the net interest income from period to period result from increases or decreases in the volume of interest-earning assets and interest-bearing liabilities, increases in the average rates earned and paid on such assets and liabilities, the ability to manage the earning asset portfolio, and the availability of particular sources of funds, such as noninterest-bearing deposits. The following table: “Analysis of Changes in Net Interest Income” indicates the changes in the Company’s net interest income as a result of changes in volume and rate from 2006 to 2005, and 2005 to 2004. The analysis of changes in net interest income included in the following table indicates that on an overall basis in 2006 to 2005, the increase in the balances or volumes of interest-earning assets created a positive impact in net income. This was somewhat offset by the impact of increased volumes of interest-bearing liabilities. The rising rate environment of 2006 resulted in rate increases on interest-earning assets which were more than offset by rate increases on interest-bearing liabilities. In 2005 to 2004, the increase in the balances or volumes of interest-earning assets created a positive impact in net income which was partially offset by the impact of increased volumes of interest-bearing liabilities. Rising rates in 2005 resulted in rate increases on interest-bearing liabilities that exceeded rate increases on interest-earning assets.

Analysis of Changes in Net Interest Income

	2006 vs. 2005 Increase (Decrease)				2005 vs. 2004 Increase (Decrease)
	Average Volume	Average Rate	Combined	Total	Average Volume	Average Rate	Combined	Total
	(Dollars in thousands)
Interest income from interest-earning assets:
Loans	$8,296	$5,858	$1,286	$15,440	$5,025	$4,787	$850	$10,662
Investments, taxable	1,428	837	162	2,427	503	191	17	711
Investments, tax-exempt	241	17	5	263	206	12	5	223
Federal funds sold	4	213	3	220	97	91	121	309
Interest-bearing deposits in other banks	(8)	10	(3)	(1)	13	2	7	22

Total	$9,961	$6,935	$1,453	$18,349	$5,844	$5,083	$1,000	$11,927

Interest expense on interest-bearing liabilities:
NOW accounts	$232	$976	$282	$1,490	$65	$266	$49	$380
Savings and money management accounts	490	2,743	153	3,386	808	3,403	749	4,960
Time deposits	2,115	2,193	1,042	5,350	184	1,057	70	1,311
Federal funds purchased / securities sold under repurchase agreements	207	1,047	128	1,382	128	768	150	1,046
Other borrowings	1,151	521	258	1,930	605	(64)	(23)	518

Total	$4,195	$7,480	$1,863	$13,538	$1,790	$5,430	$995	$8,215

Change in net interest income				$4,811				$3,712

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

Noninterest income for 2006 was $14.0 million, an increase of $1.6 million or 13.1% from 2005. Service charges and fees on deposits increased $379,000 in 2006 primarily due to increases in NSF fees for retail checking accounts and debit/ATM card income, both the result of new account growth. These increases were somewhat offset by decreases in service charges on non-personal deposit accounts due to increases in the earnings credit applied to average balances maintained in those accounts. Retail investment income increased $334,000 primarily due to production by new personnel. Increases of $299,000 in net investment securities gains were the result of a $526,000 gain recognized on the sale of equity securities, partially offset by losses on the sale of agency and mortgage-backed securities. Other contributing factors to the increase in noninterest income include increases in trust services fees due to increased sales from the continued development of that area and increases in the increase in cash-surrender value of bank-owned life insurance due to an additional purchase of $3.5 million in bank-owned life insurance in February 2006.

Noninterest income for 2005 was $12.4 million, a decrease of $84,000 or 0.7% from 2004. Contributing factors include decreases in gain on sales of loans in the secondary mortgage market due to lower mortgage loan volumes which were primarily the result of the rising interest rate environment, increased competition, reduced staff in existing offices, and the closing of the Nashville, Tennessee mortgage office. The increase in cash surrender value of life insurance decreased due to reduced interest rates. These decreases were partially offset by increases in service charges and fees on deposits during the period primarily due to increases in NSF fees and ATM income, somewhat offset by decreases in service charges, all a result of new retail checking accounts. The decrease in service charge income was also attributable to increases in the earnings credit.

The following table presents the principal components of noninterest income for the last three years:

Noninterest Income

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Service charges and fees on deposit accounts	$5,742	$5,363	$4,925
Gain on sales of loans	5,154	5,089	5,705
Investment securities gains (losses), net	213	(86)	(102)
Retail investment income	788	455	444
Trust service fees	860	642	554
Increase in cash surrender value of life insurance	605	400	492
Other	631	515	443

Total noninterest income	$13,993	$12,378	$12,461

Noninterest income as a percentage of total average assets	1.47%	1.58%	1.85%
Noninterest income as a percentage of total income	17.57%	20.75%	26.06%

Noninterest Expense

Noninterest expense totaled $28.9 million in 2006, an increase of 15.5% from 2005 noninterest expense of $25.0 million. Noninterest expense attributable to the Company’s expansion into new markets totaled $1.9 million for 2006. Salaries and other personnel expense increased $2.3 million due to offices opened in the Aiken, South Carolina and Athens, Georgia markets, the expansion of the wealth management area, medical expenses and stock options compensation expense recognized for the acceleration of the vesting period for two key employees and to comply with SFAS No. 123(R). Other operating expenses increased $1.5 million in 2006. Processing expenses increased $407,000 primarily due to retail investment processing fees related to increased production and fees associated with new account growth for both retail and business checking products. Professional fees increased $275,000 primarily for Sarbanes-Oxley 404 compliance, other advisory services and legal fees. Marketing expense increased $174,000 primarily due to advertising for expansion into the Athens and Aiken markets. Contributions increased as the result of a $200,000 donation made to Georgia Bank Foundation, and supplies expense increased $152,000 due to the continued growth of the Company.

Noninterest expense totaled $25.0 million in 2005, an increase of 5.4% from 2004 noninterest expense of $23.7 million. Noninterest expense attributable to the Company’s expansion into new markets totaled $432,000 for 2005. Salary expense and employee benefits increased $977,000 primarily as a result of additional employees in 2005 related to the Company’s continued growth and expansion. The increase in occupancy expenses is primarily due to depreciation expense on the Walton Way Operations Campus and the Cotton Exchange branch which both opened in 2004. Other operating expenses increased $191,000 in 2005. Professional fees increased $247,000 primarily due to trust advisory fees and other advisory services. Staff development expense increased $143,000 primarily due to sales training. Increases in other operating expenses were partially offset by decreases in loan related expenses of $209,000 and processing expenses of $91,000. Nonrecurring expenses in 2004 included $150,000 related to a loan which was sold into the secondary market that the Company was required to repurchase based on a fraudulent appraisal and $50,000 for a commercial loan litigation settlement. The decrease in processing expenses is attributable to moving ATM processing in-house and the expiration of commissions due under an overdraft protection contract.

The Company continues to monitor expenditures in all organizational units by utilizing specific cost accounting and reporting methods as well as responsibility center budgeting. The following table presents the principal components of noninterest expense for the years ended December 31, 2006, 2005 and 2004.

Noninterest Expense

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Salaries and employee benefits	$17,805	$15,531	$14,555
Occupancy expense	2,847	2,731	2,623
Marketing & business development expense	1,405	1,119	1,100
Processing expense	1,480	1,073	1,163
Legal and professional fees	1,369	1,094	847
Data processing expense	667	532	503
Loan costs	442	396	604
Supplies expense	660	508	485
Other expense	2,210	2,035	1,864

Total noninterest expense	$28,885	$25,019	$23,744

Noninterest expense as a percentage of total average assets	3.04%	3.19%	3.52%
Operating efficiency ratio	60.20%	59.78%	62.09%

The Company’s efficiency ratio (noninterest expense as a percentage of net interest income and noninterest income, excluding gains and losses on the sale of investments) increased to 60.20% in 2006 compared to 59.78% in 2005 but is still below the 2004 ratio of 62.09%. Although the Company had significant increases in both net interest income and noninterest income, noninterest expense related to continued growth and expansion into new markets led to the deterioration of the efficiency ratio in 2006. The improvement in the efficiency ratio in 2005 is due to net interest income increasing at a faster rate than noninterest expense. Expenses for growth and expansion were more than offset by income produced from existing operations. The improvement in the efficiency ratio in 2004 is the result of increased income with noninterest expense remaining stable. Increased expenses for new facilities and product development were offset by a reduction in salaries expense.

Income Taxes

Income tax expense increased $719,000 or 14.5% in 2006 from 2005, and increased $850,000 or 20.7% in 2005 from 2004. The effective tax rate as a percentage of pre-tax income was 33.7% in 2006, 33.2% in 2005, and 32.0% in 2004. Higher income in 2006 resulted in taxable income over $15.0 million which was taxed at a higher federal income tax rate. Additionally, for federal income taxes, increases in nontaxable bank owned life insurance income and tax-exempt municipals was mostly offset by increases in nondeductible stock option expense. However, for state income tax purposes, the increases in nontaxable bank owned life insurance income was significantly offset by Georgia disallowed agency interest income and increases in nondeductible stock options. The increase in the effective tax rate in 2005 is primarily due to the graduated increase in the federal income tax rate from 34% in 2002 to 35%. The lower effective tax rate in 2004 is primarily due to an increase in tax-exempt income on loans, municipal securities, and increase in cash surrender value of bank-owned life insurance.

Provision for Loan Losses, Net Charge-offs and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings necessary to maintain an adequate allowance for loan losses. The allowance for loan losses represents a reserve for losses in the loan portfolio. The Company has developed policies and procedures for evaluating the overall quality of its loan portfolio and the timely identification of problem credits. Management continues to review these policies and procedures and makes further improvements as needed. The adequacy of the Company’s allowance for loan losses and the effectiveness of the Company’s internal policies and procedures are also reviewed periodically by the Company’s regulators and the Company’s internal loan review personnel. The Company’s regulators may advise the Company to recognize additions to the allowance based upon their judgments about information available to them at the time of their examination. Such regulatory guidance is considered, and the Company may recognize additions to the allowance as a result.

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

For significant problem loans, management’s review consists of the evaluation of the financial condition and strengths of the borrower, cash flows available for debt repayment, the related collateral supporting the loan and the effects of known and expected economic conditions. When the evaluation reflects a greater than normal risk associated with the individual problem loan, management classifies the loan accordingly and allocates a portion of the allowance for loan losses for that loan based on the results of the evaluation described above plus the historical loss rates and regulatory guidance relating to classified loans. The table below indicates those allowances allocated for loans classified as problem loans and the allocated general allowance for all non-classified loans according to loan type determined through the Company’s comprehensive allowance methodology for the years indicated. The unallocated general allowance is based on management’s consideration at the balance sheet date of various conditions that are not directly measurable in determining the allocated allowance considering the recognized uncertainty in estimating loan losses. These conditions include, but are not limited to, changes in interest rates; trends in volumes, credit concentrations and terms of loans in the portfolio; national and local economic conditions; recent loss experience; and changes in lending policies and procedures. As reflected by the unallocated portion of the allowance, the adequacy of the Company’s allowance for loan losses is evaluated on an overall portfolio basis. Because these allocations are based upon estimates and subjective judgment, it is not necessarily indicative of the specific amounts or loan categories in which loan losses may occur.

The allowance for loan losses was decreased $694,000 in 2006 to adjust for over-accrual of estimated losses for unfunded lines and commitments and standby letters at December 31, 2005 to comply with SAB 108. This adjustment decreased the allowance for loan losses at January 1, 2006 from $9.1 million to $8.4 million. The allowance for loan losses was $9.8 million at December 31, 2006, a $1.3 million increase after the adjustment. Increases in outstanding loan balances were the primary reason for the increase somewhat offset by decreases in the allowance due to lower levels of

Classified and Watch-rated debt, decreased reserves for specific loans and the change in the allowance calculation related to economic and market risk factors. In 2006, the loan loss method discussed under “Critical Accounting Estimates” was revised to include economic and market risk factors as part of the various individual components of the allowance for loan losses and to eliminate unfunded lines and commitments and standby letters of credit from the general allocation. Prior to 2006, economic and market risk factors were specifically identified and recorded as a separate component of the allowance and unfunded lines and commitments and standby letters of credit were included in the general allocation. With the two exceptions noted above, the loan loss method discussed under “Critical Accounting Estimates” was consistently applied to loans in 2006, 2005, 2004, 2003 and 2002.

Allocation of the Allowance for Loan Loss

	December 31,
	2006		2005		2004		2003		2002
	Amount	Percent(1)	Amount	Percent(1)	Amount	Percent(1)	Amount	Percent(1)	Amount	Percent(1)
	(Dollars in thousands)
Balance at end of year
Applicable to:
Commercial, financial, agricultural	$1,254	10.78%	$1,754	10.71%	$1,739	12.09%	$1,722	13.09%	$1,286	14.05%
Real estate-construction	3,139	35.58%	2,288	30.74%	1,648	25.76%	1,249	20.87%	1,187	20.04%
Real estate-mortgage	4,727	49.58%	4,430	52.85%	3,637	53.84%	3,122	54.37%	2,950	53.31%
Consumer loans to individuals	549	4.16%	642	5.78%	895	8.34%	1,166	11.69%	1,062	12.58%
Lease financing	—	0.02%	—	0.02%	—	0.00%	—	0.00%	1	0.03%
Deferred loan origination fees	—	(0.12%)	—	(0.10%)	—	(0.03%)	—	(0.02%)	—	(0.01%)
Unallocated	108	0.00%	11	0.00%	11	0.00%	19	0.00%	48	0.00%

Balance at end of year	$9,777	100.00%	$9,125	100.00%	$7,930	100.00%	$7,278	100.00%	$6,534	100.00%

(1)	Percent of loans in each category to total loans

Additions to the allowance for loan losses, which are expensed on the Company’s income statement as the “provision for loan losses”, are made periodically to maintain the allowance for loan losses at an appropriate level based upon management’s evaluation of the potential risk in the loan portfolio. The Company’s provision for loan losses in 2006 was $2.5 million, an increase of $637,000, or 34.6% from the 2005 provision of $1.8 million.

Real estate-construction loans grew $82.0 million (44.4%) in 2006 with a corresponding increase of $851,000 in the allowance for loan loss. The decrease in the allowance for commercial, financial, and agricultural loans in 2006 is primarily due to $694,000 for unfunded lines and commitments and standby letters of credit in 2005 which were eliminated in 2006 to comply with SAB 108. The allocation of $4.7 million of the allowance for loan losses to real estate-mortgage reflects the credit ratings associated with these loans and the resulting higher reserve factor.

The following table provides details regarding charge-offs and recoveries by loan category during the most recent five year period, as well as supplemental information relating to both net loan losses, the provision and the allowance for loan losses during each of the past five years. As the table indicates, net charge-offs for 2006 represented 0.17% of average loans outstanding, compared to 0.12% for 2005 and 0.20% for 2004. The Company’s charge-off ratios continue to be lower than the average for the industry.

	Allowances for Loan Losses
	At December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Total loans outstanding at end of period, net of unearned income	$749,969	$601,235	$494,170	$432,679	$396,699

Average loans outstanding, net of unearned income	$664,101	$547,414	$464,769	$420,023	$363,624

Balance of allowance for loan losses at beginning of year	$8,431 (1)	$7,930	$7,278	$6,534	$5,109
Charge-offs:
Commercial, financial and agricultural	648	694	458	439	582
Real estate - construction	100	80	18	25	36
Real estate - mortgage	806	95	52	55	—
Consumer	386	736	1,165	1,102	1,009

Total charge-offs	1,940	1,605	1,693	1,621	1,627

Recoveries of previous loan losses:
Commercial, financial and agricultural	287	308	175	190	169
Real estate - construction	6	5	4	—	—
Real estate - mortgage	31	52	8	3	7
Consumer	484	594	570	478	462

Total recoveries	808	959	757	671	638

Net loan losses	1,132	646	936	950	989

Provision for loan losses	2,478	1,841	1,588	1,694	2,414
Balance of allowance for loan losses at end of period	$9,777	$9,125	7,930	7,278	6,534

Allowance for loan losses to period end loans	1.30%	1.52%	1.60%	1.68%	1.65%
Net charge-offs to average loans	0.17%	0.12%	0.20%	0.23%	0.27%

(1)	Includes adjustment of $694 for estimated overstatement of allowance for loan loss as of 12/31/05 as required by SAB 108.

At December 31, 2006, the allowance for loan losses was 1.30% of outstanding loans, down from the 1.52% level at December 31, 2005 and the 1.60% level at December 31, 2004. The allowance for loan losses as a percentage of total loans adjusted for SAB 108 was 1.40% at December 31, 2005, accounting for 12 basis points of the 22 basis point decrease from 2005 to 2006. Other factors contributing to the decrease include lower levels of Classified and Watch-rated debt and a higher percentage of loans with satisfactory ratings. Management considers the allowance appropriate based upon its analysis of the potential risk in the portfolio using the methods previously discussed. Management’s judgment is based upon a number of assumptions about events which are believed to be reasonable, but which may or may not prove correct. While it is the Company’s policy to charge off in the current period the loans in which a loss is considered probable, there are additional risks of losses which cannot be quantified precisely or attributed to a particular loan or class of loans. Because these risks include present and forecasted economic conditions, management’s judgment as to the adequacy of the allowance is necessarily approximate and imprecise. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance will not be required. See “Critical Accounting Estimates.”

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

Loans outstanding averaged $664.1 million in 2006 compared to $547.4 million in 2005 and $464.8 million in 2004. At December 31, 2006, loans totaled $750.0 million compared to $601.2 million at December 31, 2005, an increase of $148.8 million (24.8%). This compares to growth in 2005 of $107.0 million (21.7%) and loans outstanding of $494.2 million at December 31, 2004.

The Company continues to experience significant increases in loan volumes and balances. The increases are attributable to a stable local economy and the desire of a segment of the community to do business with a locally-owned and operated financial institution. Commercial real estate loans increased $41.6 million in 2006. Construction and development loans increased $82.0 million from year end 2005. Average loans as a percentage of average interest-earning assets and average total assets were 74.5% and 69.8%, respectively, in 2006. This compares to average loans as a percentage of average interest-earning assets and average total assets of 74.3% and 69.7%, respectively, in 2005.

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

Loan Portfolio Composition

At December 31,

	2006		2005		2004		2003		2002
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Commercial financial and agricultural	$80,823	10.78%	$64,398	10.71%	$59,763	12.09%	$56,626	13.09%	$55,729	14.05%

Real estate
Commercial	$198,453	26.46%	$156,896	26.10%	$139,616	28.25%	$129,223	29.87%	$102,914	25.94%
Residential	158,543	21.14%	138,716	23.07%	111,635	22.59%	91,973	21.26%	84,291	21.25%
Residential held for sale	14,857	1.98%	22,147	3.68%	14,779	2.99%	14,047	3.25%	24,297	6.12%
Construction and development	266,875	35.58%	184,826	30.74%	127,303	25.76%	90,303	20.87%	79,483	20.04%

Total real estate	638,728	85.17%	502,585	83.59%	393,333	79.59%	325,546	75.24%	290,985	73.35%

Lease financing	116	0.02%	111	0.02%	—	0.00%	23	0.00%	106	0.03%
Consumer
Direct	24,146	3.22%	24,343	4.05%	24,185	4.89%	25,967	6.00%	24,542	6.19%
Indirect	6,232	0.83%	9,752	1.62%	16,436	3.33%	23,964	5.54%	24,709	6.23%
Revolving	843	0.11%	656	0.11%	600	0.12%	631	0.15%	655	0.17%

Total consumer	31,221	4.16%	34,751	5.78%	41,221	8.34%	50,562	11.69%	49,906	12.58%

Deferred loan origination fees	(919)	-0.12%	(610)	-0.10%	(147)	-0.03%	(78)	-0.02%	(27)	-0.01%

Total	$749,969	100.00%	$601,235	100.00%	$494,170	100.00%	$432,679	100.00%	$396,699	100.00%

Loans may be periodically renewed with principal reductions and appropriate interest rate adjustments. Loan maturities as of December 31, 2006 are set forth in the following table based upon contractual terms. Actual cash flows may differ as borrowers generally have the right to prepay without prepayment penalties.

Loan Maturity Schedule

At December 31, 2006

($ in thousands)	Within One Year	One to Five Years	After Five Years	Total
Commercial, financial and agricultural	$47,588	$27,342	$5,893	$80,823
Real Estate
Construction and development	223,334	34,963	8,578	266,875
Mortgage	180,051	115,802	76,000	371,853
Lease financing	116	—	—	116
Consumer	14,805	15,129	1,287	31,221
Deferred loan origination fees	—	(919)	—	(919)

Total loans	$465,894	$192,317	$91,758	$749,969

The following table presents an interest rate sensitivity analysis of the Company’s loan portfolio as of December 31, 2006. The loans outstanding are shown in the time period where they are first subject to repricing.

Sensitivity of Loans to Changes in Interest Rates

At December 31, 2006

($ in thousands)	Within One year	One to Five Years	After Five Years	Total
Loans maturing or repricing with:
Predetermined interest rates	$152,899	$118,141	$34,245	$305,285
Floating or adjustable interest rates	414,290	30,382	12	444,684

Total loans	$567,189	$148,523	$34,257	$749,969

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

If nonaccruing loans had been accruing interest under their original terms, approximately $118,000 in 2006, $204,000 in 2005 and $166,000 in 2004 would have been recognized as earnings.

The Company accounts for impaired loans under the provisions of Statement of Financial Accounting Standards (SFAS) No. 114 “Accounting by Creditors for Impairment of a Loan” as amended by SFAS No. 118 “Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures”, which requires that the Company identify impaired loans and evaluate the collectibility of both contractual interest and principal of loans when assessing the need for a loss allowance. The provisions of SFAS No. 114 do not apply to large pools of smaller balance homogeneous loans which are collectively evaluated for impairment, loans that are measured at fair value or at the lower of cost or fair value, and debt securities. A loan is considered impaired, when based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note agreement. All loans determined to be impaired are placed on nonaccrual. The amount of the impairment is measured based on the present value of future cash flows discounted at the loan’s effective interest rate or, if the loan is collateral dependent or foreclosure is probable, the fair value of collateral, less estimated selling expenses. Regulatory guidance is also considered. At December 31, 2006 and 2005, the Company had impaired loans of $1.5 million and $2.5 million, respectively.

Non-performing loans are defined as nonaccrual and renegotiated loans. When other real estate owned is included with non-performing loans, the result is non-performing assets. The following table, “Non-Performing Assets”, presents information on these assets and loans past due 90 days or more and still accruing interest as of December 31, for the past five years. Non-performing assets were $2.4 million at December 31, 2006 or 0.31% of total loans and other real estate owned. This compares to $4.0 million or 0.67% of total loans and other real estate owned at December 31, 2005.

Significant changes in nonaccrual loans during 2006 include a $653,000 decrease in non-performing assets with balances less than $100,000, a $1.4 million decrease for two customers from a combination of collateral sale and charge-off, a $254,000 decrease for one customer removed from nonaccrual status, and an increase of $825,000 for two customers added to nonaccrual status. The level of nonaccrual loans was up in 2005 primarily due to $1.5 million in loans for three customers who had filed bankruptcy.

At December 31, 2006, there were no loans past due 90 days or more and still accruing. At December 31, 2005 and 2004 there were loans past due 90 days or more and still accruing of $1,000 and $29,000, respectively. All loans past due 90 days or more are classified as nonaccrual loans unless the loan officer believes that both principal and interest are collectible, in which case the loan continues to accrue interest.

	Non-Performing Assets Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Nonaccrual loans	$2,351	$4,009	$2,972	$3,045	$1,897
Other real estate owned	—	—	53	5	—

Total nonperforming assets	$2,351	$4,009	$3,025	$3,050	$1,897

Loans past due 90 days or more and still accruing interest	$—	$1	$29	$—	$30

Allowance for loan losses to period end total loans	1.30%	1.52%	1.60%	1.68%	1.65%
Allowance for loan losses to period end nonperforming loans	415.87%	227.56%	262.15%	238.62%	344.44%
Net charge-offs to average loans	0.17%	0.12%	0.20%	0.23%	0.27%
Nonperforming assets to period end loans	0.31%	0.67%	0.61%	0.70%	0.48%
Nonperforming assets to period end loans and other real estate owned	0.31%	0.67%	0.61%	0.70%	0.48%

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

Unfunded commitments to extend credit where contractual amounts represent potential credit risk totaled $202.6 million and $204.4 million at December 31, 2006 and 2005, respectively. These commitments are primarily at variable interest rates.

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

Commitments and Contractual Obligations ($ in thousands)	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Lines of credit	$190,286	—	—	—
Mortgage loan commitments	12,341	—	—	—
Lease agreements	160	202	182	166
Deposits	722,572	70,825	3,909	4,457
Federal funds purchased / Securities sold under repurchase agreements	70,020	—	—	—
FHLB advances	5,000	—	30,000	25,000
Other borrowings	1,000	—	—	—
Subordinated debentures	—	—	—	20,000

Total commitments and contractual obligations	$1,001,379	$71,027	$34,091	$49,623

Although management regularly monitors the balance of outstanding commitments to fund loans to ensure funding availability should the need arise, management believes that the risk of all customers fully drawing on all these lines of credit at the same time is remote.

Investment Securities

The Company’s investment securities portfolio increased $778,000 to $202.1 million at year-end 2006 from 2005. The Company maintains an investment strategy of seeking portfolio yields within acceptable risk levels, as well as providing liquidity. The Company maintains two classifications of investments: “Held to Maturity” and “Available for Sale.” “Available for Sale” securities are carried at fair market value with related unrealized gains or losses included in stockholders’ equity as accumulated other comprehensive income, whereas the “Held to Maturity” securities are carried at amortized cost. As a consequence, with a higher percentage of securities being placed in the “Available for Sale” category, the Company’s stockholders’ equity is more volatile than it would be if a larger percentage of investment securities were placed in the “Held to Maturity” category. Although equity is more volatile, management has discretion, with respect to the “Available for Sale” securities, to proactively adjust to favorable market conditions in order to provide liquidity and realize gains on the sales of securities. The changes in values in the investment securities portfolio are not taken into account in determining regulatory capital requirements. As of December 31, 2006, except for the U.S. Government agencies, there was no issuer who represented 10% or more of stockholders’ equity within the investment portfolio. As of December 31, 2006 and 2005, the estimated fair value of investment securities as a percentage of their amortized cost was 98.8% and 98.4%, respectively. At December 31, 2006, the investment securities portfolio had gross unrealized gains of $856,000 and gross unrealized losses of $3,256,000, for a net unrealized loss of $2,400,000. As of December 31, 2005 and 2004, the investment securities portfolio had net unrealized losses of $3,302,000 and net unrealized gains of $769,000, respectively. The following table presents the amortized cost of investment securities held by the Company at December 31, 2006, 2005 and 2004.

Investment Securities

	December 31,
(Dollars in thousands)	2006	2005	2004
Available for sale:
U.S. Government Agencies	77,717	68,646	42,445
Obligations of states and political subdivisions	15,391	19,641	12,582
Mortgage-backed securities	95,910	92,984	72,704
Corporate bonds	5,987	9,071	13,761
Trust preferred	6,358	10,133	6,554
Equity securities	250	500	500

Total	$201,613	$200,975	$148,546

	December 31,
	2006	2005	2004
Held to maturity:
Obligations of states and political subdivisions	$2,971	$3,776	$3,776

Total	$2,971	$3,776	$3,776

The following table represents maturities and weighted average yields of debt securities at December 31, 2006. Yields are based on the amortized cost of securities. Maturities are based on the contractual maturities. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Maturity Distribution and Yields of

Investment Securities

(Dollars in thousands)

	December 31, 2006
	Amortized Cost	Yield
Available for Sale
U.S. Government Agencies
One year or less	$1,500	3.63%
Over one through five years	11,282	4.37%
Over five through ten years	33,916	5.30%
Over ten years	31,019	5.97%

Total U. S. Government Agencies	$77,717	5.40%

Municipal Securities(1)
One year or less	$933	5.30%
Over one through five years	801	4.84%
Over five through ten years	2,814	5.64%
Over ten years	10,843	6.64%

Total Municipal Securities	$15,391	6.28%

Corporate Bonds
One year or less	$4,969	5.26%
Over one through five years	1,018	7.26%

Total Corporate Bonds	$5,987	5.60%

Trust Preferred
Over five through ten years	$2,016	6.31%
Over ten years	4,342	7.84%

Total Trust Preferred securities	$6,358	7.35%

Mortgage Backed Securities
Over one through five years	$6,713	3.79%
Over five through ten years	14,534	4.43%
Over ten years	74,663	4.92%

Total Mortgage Backed securities	$95,910	4.77%

Total Available for Sale	$201,363	5.23%

Held to Maturity
Municipal Securities(1)
Over one through five years	931	7.32%
Over five through ten years	1,539	7.69%
Over ten years	501	7.33%

Total Municipal Securities	$2,971	7.51%

Total Held to Maturity	$2,971	7.51%

Total Investment Securities	$204,334	5.27%

(1)	Tax-equivalent yield

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

The Company manages its sensitivity to interest rate movements by adjusting the maturity of, and establishing rates on, the interest-earning asset portfolio and interest-bearing liabilities in line with management’s expectations relative to market interest rates. The Company would generally benefit from increasing market interest rates when the balance sheet is asset sensitive and would benefit from decreasing market rates when it is liability sensitive. At December 31, 2006, the Company’s interest rate sensitivity position was liability sensitive within the one-year horizon.

The following table “Interest Sensitivity Analysis” details the interest rate sensitivity of the Company at December 31, 2006. The principal balances of the various interest-earning and interest-bearing balance sheet instruments are shown in the time period where they are first subject to repricing, whether as a result of floating or adjustable rate contracts. Fixed rate time deposits are presented according to their contractual maturity while variable rate time deposits reprice with the prime rate and are presented in the within three months time frame. Prime savings accounts reprice at management’s discretion when prime is below 5% and at 50% of the prime rate when prime is greater than 5%. In the table presented below, prime savings reprices in the within three months time frame. Regular savings, money management and NOW accounts do not have a contractual maturity date and are presented as repricing at the earliest date in which the deposit holder could withdraw the funds. All other borrowings are shown in the first period in which they could reprice. In the one-year time period, the pricing mismatch on a cumulative basis was liability sensitive $132.8 million or 13.7% of total interest-earning assets. Management has procedures in place to carefully monitor the Company’s interest rate sensitivity as the rate environment changes. It should also be noted that all interest rates do not adjust at the same velocity. As an example, the majority of the savings category listed below is priced on an adjustable basis. When prime is greater than 5%, it is fifty percent of the prime rate. Therefore, as the prime rate adjusts 100 basis points, the rate on this liability only adjusts 50 basis points. Moreover, varying interest rate environments can create unexpected changes in prepayment levels of assets and liabilities. Investments prepayments are reflected at their current prepayment speeds in the interest sensitivity analysis report. No other prepayments are reflected in the following interest sensitivity analysis report. Prepayments may have significant effects on the Company’s net interest margin. Hence, gap is only a general indicator of interest rate sensitivity and cannot be interpreted as an absolute measurement of the Company’s interest rate risk.

Interest Sensitivity Analysis

At December 31, 2006

	Within Three Months	After Three Through Six Months	After Six Through Twelve Months	Within One Year	One Year Through Five Years	Over Five Years	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$457,471	$45,913	$63,804	$567,188	$148,523	$34,258	$749,969
Investment securities	19,124	5,979	9,606	34,709	61,432	110,902	207,043
Federal funds sold	14,688	—	—	14,688	—	—	14,688
Interest-bearing deposits in other banks	513	—	—	513	—	—	513

Total interest-earning assets	$491,796	$51,892	$73,410	$617,098	$209,955	$145,160	$972,213

Interest-bearing liabilities:
Money management accounts	$45,897	$0	$0	$45,897	$0	$0	$45,897
Savings accounts	255,066	—	—	255,066	—	—	255,066
NOW accounts	119,334	—	—	119,334	—	—	119,334
Time deposits	76,996	44,160	87,344	208,500	61,662	4,458	274,620
Federal funds purchased / securities sold under repurchase agreements	70,020	—	—	70,020	—	—	70,020
Federal Home Loan Bank advances	30,000	—	—	30,000	30,000	—	60,000
Notes and bonds payable	1,000	—	—	1,000	—	—	1,000
Subordinated debentures	20,000	—	—	20,000	—	—	20,000

Total interest-bearing liabilities	$618,313	$44,160	$87,344	$749,817	$91,662	$4,458	$845,937

Period gap	($126,517)	$7,732	($13,934)	($132,719)	$118,293	$140,702
Cumulative gap	($126,517)	($118,785)	($132,719)	($132,719)	($14,426)	$126,276
Ratio of cumulative gap to total interest-earning assets	-13.01%	-12.22%	-13.65%	-13.65%	-1.48%	12.99%

Liquidity

Management of the Company’s liquidity position is closely related to the process of asset/liability management. Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to provide sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. The Company intends to meet its liquidity needs by managing cash and due from banks, federal funds sold and purchased, maturity of investment securities, principal repayments received from mortgage-backed securities and lines of credit as necessary. GB&T maintains a line of credit with the Federal Home Loan Bank at 10% of GB&T’s total assets. Federal Home Loan Bank advances are collateralized by eligible first mortgages, commercial real estate loans and investment securities. GB&T maintains repurchase lines of credit with SunTrust Robinson Humphrey, Atlanta, Georgia, for advances up to $20.0 million and with The Bankers Bank, Atlanta, Georgia, for advances up to $10.0 million. At December 31, 2006, a $10.0 million repurchase agreement was outstanding with SunTrust Robinson Humphrey. GB&T has a federal funds purchased accommodation with The Bankers Bank, Atlanta, Georgia, for advances up to $16.7 million and with SunTrust Bank, Atlanta, Georgia, for advances up to $10.0 million, while SB&T has a federal funds purchased accommodation with The Bankers Bank, Atlanta, Georgia, for advances up to $3.3 million. Additionally, liquidity needs can be satisfied by the structuring of the maturities of investment securities and the pricing and maturities on loans and deposits offered to customers. The Company also uses retail securities sold under repurchase agreements to fund growth. Retail securities sold under repurchase agreements were $60.0 million at December 31, 2006.

Deposits

The Company’s average deposits and other borrowings increased $155.8 million or 21.7% from 2005 to 2006. Average interest-bearing liabilities increased $142.9 million or 22.8% while average noninterest-bearing deposits increased $13.0 million or 14.5% from 2005 to 2006. Average deposits and borrowings increased $104.6 million or 17.1% from 2004 to 2005. Average interest-bearing liabilities increased $94.3 million or 17.7% from 2004 to 2005, while average noninterest-bearing deposits increased $10.3 million or 13.1% during the same period. The majority of the growth in deposits reflects the Company’s strategy of consistently emphasizing deposit growth, as deposits are the primary source of funding for balance sheet growth. Borrowed funds consist of short-term borrowings, securities sold under agreements to repurchase with the Company’s commercial customers and reverse repurchase agreements with SunTrust Robinson Humphrey, federal funds purchased, and borrowings from the Federal Home Loan Bank. Brokered certificates of deposit included in time deposits over $100,000 at December 31, 2006 and 2005 were $67.4 million and $40.4 million, respectively.

The following table presents the average amount outstanding and the average rate paid on deposits and borrowings by the Company for the years 2006, 2005 and 2004:

Average Deposit and Borrowing Balances and Rates

	Year ended December 31,
	2006		2005		2004
	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate
	(Dollars in thousands)
Noninterest-bearing demand deposits	$102,032	0.00%	$89,079	0.00%	$78,757	0.00%
Interest-bearing liabilities:
NOW accounts	114,021	2.00%	87,982	0.89%	75,866	0.54%
Savings, money management accounts	305,186	3.93%	288,759	2.98%	236,306	1.54%
Time deposits	213,889	4.59%	145,209	3.08%	137,238	2.31%
Federal funds purchased/ securities sold under repurchase agreements	62,451	4.93%	55,658	3.05%	46,541	1.40%
Other borrowings	75,034	5.66%	50,121	4.62%	37,488	4.79%

Total interest-bearing liabilities	$770,581	4.08%	$627,729	2.85%	$533,439	1.81%

Total noninterest & interest-bearing liabilities	$872,613		$716,808		$612,196

The following table presents the maturities of the Company’s time deposits over $100,000 at December 31, 2006:

Maturities of Time Deposits

(Dollars in thousands)

Time Certificates of Deposit of $100,000 or More
Months to Maturity
Within 3 months	$44,556
After 3 through 6 months	31,331
After 6 through 12 months	60,522

Within one year	136,409
After 12 months	57,452

Total	$193,861

This table indicates that the majority of time deposits of $100,000 or more have a maturity of less than twelve months. This is reflective of both the Company’s market and recent interest rate environments. Large time deposit customers tend to be extremely rate sensitive, making these deposits a volatile source of funding for liquidity planning purposes. However, dependent upon pricing, these deposits are virtually always available in the Company’s market. At December 31, 2006, the Company had $38.1 million of brokered certificates of deposit that mature after 12 months. The Company does not have any time deposits of $100,000 or more that are not certificates of deposit.

Capital

Total stockholders’ equity was $78.9 million at December 31, 2006, increasing $15.3 million or 24.1% from the previous year. The increase was primarily the combination of retained earnings, earnings less dividends paid, in the amount of $9.2 million, proceeds of $5.0 million from a private placement stock offering held during the third quarter of 2006 and an increase in accumulated other comprehensive income of $624,000. The increase in accumulated other comprehensive income represents a decrease in unrealized losses in the available for sale investment portfolio. The Company purchased 1,600 shares of treasury stock in 2006, and 2,200 shares in 2004 at a cost of $62,000 for each, which is shown as a reduction of stockholders’ equity. The Company issued 800 shares of treasury stock in 2006, 21,400 shares in 2005, and 6,000 shares in 2004 at a price of $31,000, $263,000 and $72,000, respectively, for stock options which were exercised. The Company issued 300 shares of treasury stock as part of the private placement offering at a price of $14,000 in 2006.

The Company’s average equity to average total assets was 7.29% in 2006 compared to 7.85% in 2005 and 8.33% in 2004. The decrease in all three periods reflects the overall growth of the Company. Capital is considered to be adequate to meet present operating needs and anticipated future operating requirements. Management is not aware of any trends, events or uncertainties that are reasonably likely to have a material effect on the Company’s capital resources or operations. The following table presents the return on equity and assets for the years 2006, 2005 and 2004.

Return on Equity and Assets

	Years ended December 31,
	2006	2005	2004
Return on average total assets	1.17%	1.27%	1.29%
Return on average equity	16.10%	16.15%	15.50%
Average equity to average assets ratio	7.29%	7.85%	8.33%

At December 31, 2006, the Company was well above the minimum capital ratios required under the regulatory risk-based capital guidelines. The following table presents the capital ratios for the Company and its subsidiaries.

ANALYSIS OF CAPITAL

	Required		Actual		Excess
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Southeastern Bank Financial Corporation
12/31/2006
Risk-based capital:
Tier 1 capital	$33,222	4.00%	$100,419	12.09%	$67,197	8.09%
Total capital	66,445	8.00%	110,422	13.29%	43,977	5.29%
Tier 1 leverage ratio	41,065	4.00%	100,419	9.78%	59,354	5.78%
12/31/2005
Risk-based capital:
Tier 1 capital	$27,287	4.00%	$75,702	11.10%	$48,415	7.10%
Total capital	54,573	8.00%	84,236	12.35%	29,663	4.35%
Tier 1 leverage ratio	33,610	4.00%	75,702	9.01%	42,092	5.01%
Georgia Bank & Trust Company
12/31/2006
Risk-based capital:
Tier 1 capital	$31,649	4.00%	$74,741	9.45%	$43,092	5.45%
Total capital	63,298	8.00%	84,173	10.64%	20,875	2.64%
Tier 1 leverage ratio	44,401	4.50%	74,741	7.57%	30,340	3.07%
12/31/2005
Risk-based capital:
Tier 1 capital	$27,086	4.00%	$62,111	9.17%	$35,025	5.17%
Total capital	54,172	8.00%	70,584	10.42%	16,412	2.42%
Tier 1 leverage ratio	37,554	4.50%	62,111	7.44%	24,557	2.94%
Southern Bank & Trust
12/31/2006 (opened 09/12/2006)
Risk-based capital:
Tier 1 capital	$1,295	4.00%	$9,438	29.16%	$8,143	25.16%
Total capital	2,589	8.00%	9,783	30.23%	7,194	22.23%
Tier 1 leverage ratio	1,145	4.00%	9,438	32.98%	8,293	28.98%

Cash Flows from Operating, Investing and Financing Activities

Net cash provided by operating activities was $20.9 million in 2006, an increase of $14.7 million from 2005. Cash provided by proceeds from sales of real estate loans was the main contributor with an increase of $15.0 million in 2006 primarily the result of higher volumes of real estate loans originated and sold in the secondary market. Net cash provided by operating activities was $6.1 million in 2005, a decrease of $4.7 million from 2004. The decrease is primarily attributable to lower volumes of real estate loans originated and sold in the secondary market. In 2005, cash provided by proceeds from sales of real estate loans decreased $17.5 million and was somewhat offset by a decrease of $10.2 million in cash used for real estate loans originated for sale.

Net cash used in investing activities increased $5.7 million in 2006 to $164.0 million. Loan growth of $148.7 million caused an increase in cash used of $56.8 million for 2006 and the purchase of Bank-owned life insurance caused an increase of $3.5 million. These increases were somewhat offset by decreases in cash used of $53.6 million for net changes in the investment securities portfolio. Net cash used in investing activities increased $89.9 million in 2005 to $158.3 million. Net changes in the investment securities portfolio resulted in a $53.1 million increase in cash used. Loan growth of $100.6 million caused an increase in cash used of $38.6 million for 2005.

Net cash provided by financing activities in 2006 was $161.5 million, an increase of $12.8 million from 2005. Deposit accounts provided cash flows of $138.1 million in 2006, an increase of $31.2 million over 2005. A private placement stock offering provided $5.0 million in cash flows compared to no stock issuance in 2005. Cash provided by federal funds purchased and securities sold under repurchase agreements decreased $19.4 million in 2006. Repayments of advances from Federal Home Loan Bank increased $6.0 million in 2006, partially offset by increases in new advances of $2.0 million in 2006 compared to 2005. Net cash provided by financing activities in 2005 was $148.7 million, an increase of $80.9 million from 2004. Net cash provided by changes in deposits accounts increased $34.0 million in 2005 to $106.9 million. Federal funds purchased and securities sold under repurchase agreements provided cash flows of $22.4 million in 2005, an increase of $34.8 million over 2004. Advances from Federal Home Loan Bank increased $7.0 million in 2005, partially offset by repayments of $5.0 million in 2005 compared to no repayments in 2004. A new issuance of subordinated debentures provided $10.0 million in cash flows in 2005.

Forward-Looking Statements

The Company may from time to time make written or oral forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission (the “Commission”) and its reports to shareholders. Statements made in such documents, other than those concerning historical information, should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The Company’s actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors, including unanticipated changes in the Company’s local economy, the national economy, governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values and securities portfolio values; difficulties in interest rate risk management; the effects of competition in the banking business; difficulties in expanding the Company’s business into new markets; changes in governmental regulation relating to the banking industry, including regulations relating to branching and acquisitions; failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans; and other factors. The Company cautions that such factors are not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, the Company.

Recent Accounting Pronouncements

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-based Payment, using the modified prospective transition method. Accordingly, the Company has recorded stock-based employee compensation cost using the fair value method starting in 2006. For 2006, adopting this standard resulted in a reduction of income before and after income taxes of $415,290 and a decrease in basic and diluted earnings per share of $.07 each. All stock options issued are incentive stock options and therefore, no tax benefit is realized. Stock option expense includes $138,000 related to the accelerated stock option vesting period for two key employees.

Prior to January 1, 2006, employee compensation expense under stock options was reported using the intrinsic value method; therefore, no stock-based compensation cost is reflected in net income for the years ending December 31, 2005 and 2004, as all options granted had an exercise price equal to the market price of the underlying common stock at date of grant.

In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), which is effective for fiscal years ending on or after November 15, 2006. SAB 108 provides guidance on how the effects of prior-year uncorrected financial statement misstatements should be considered in quantifying a current year misstatement. SAB 108 requires public companies to quantify misstatements using both an income statement (rollover) and balance sheet (iron curtain) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. Adjustments considered immaterial in prior years under the method previously used, but now considered material under the dual approach required by SAB 108, are to be recorded upon initial adoption of SAB 108. The amount so recorded is shown as a cumulative effect adjustment is recorded in opening retained earnings as of January 1, 2006. Included in this cumulative effect adjustment are the following items and amounts: The allowance for loan loss was decreased $694,000 to adjust for over-accrual of estimated losses on unfunded lines and commitments and standby letters of credit. This reduction also resulted in a $269,235 decrease in the deferred income tax asset account and a $424,765 increase in retained earnings. Accrued income taxes were decreased by $369,726 to eliminate a tax contingency reserve due to an assumption of taxability of certain federal agency interest for state purposes, subsequently determined to be nontaxable. The reduction in accrued income taxes resulted in an increase in retained earnings of $369,726. Both of these amounts had been recorded in immaterial amounts over the preceding six to seven years.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. The Company has not completed its evaluation of the impact of the adoption of this standard.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48), which prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has determined that the adoption of FIN 48 will not have a material effect on the financial statements.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance). This issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy. This issue is effective for fiscal years beginning after December 15, 2006. The Company does not believe the adoption of this issue will have a material impact on the financial statements.

The Company does not expect that the following newly issued accounting standards will have a material effect on the financial statements when adopted in future years. In general, these standards revise the accounting for derivatives embedded in other financial instruments for 2007, revise the recognition and accounting for servicing of financial assets for 2007, and revise the accrual of post-retirement benefits associated with providing split-dollar life insurance for 2008. The Company did not have any of these assets or liabilities as of December 31, 2006.

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

Market Risk at December 31, 2006

(Dollars in thousands)	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
Rate Sensitive Assets:
Fixed interest rate loans	152,899	65,317	33,137	9,730	9,957	34,245	305,285	301,323
Average interest rate	7.26%	7.48%	7.63%	7.54%	7.42%	6.82%	7.31%
Variable interest rate loans	312,995	46,641	15,220	6,894	5,421	57,513	444,684	444,684
Average interest rate	8.48%	8.45%	8.24%	8.14%	8.17%	7.16%	8.29%
Fixed interest rate securities	21,089	14,204	13,957	15,635	12,311	111,349	188,545	188,622
Average interest rate	5.62%	4.78%	5.07%	5.02%	5.13%	5.20%	5.18%
Variable interest rate securities	3,309	2,296	1,593	1,105	767	9,428	18,498	18,498
Average interest rate	4.32%	4.32%	4.32%	4.32%	4.32%	5.92%	5.13%
Variable federal funds sold	14,688	—	—	—	—	—	14,688	14,688
Average interest rate	5.48%	0.00%	0.00%	0.00%	0.00%	0.00%	5.48%
Fixed interest-bearing deposits in other banks	513	—	—	—	—	—	513	513
Average interest rate	4.51%	0.00%	0.00%	0.00%	0.00%	0.00%	4.51%
Rate Sensitive Liabilities:
Noninterest-bearing deposits	106,846	—	—	—	—	—	106,846	106,846
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Money market accounts	45,897	—	—	—	—	—	45,897	45,897
Average interest rate	4.76%	0.00%	0.00%	0.00%	0.00%	0.00%	4.76%
Savings accounts	255,066	—	—	—	—	—	255,066	255,066
Average interest rate	4.03%	0.00%	0.00%	0.00%	0.00%	0.00%	4.03%
NOW accounts	119,334	—	—	—	—	—	119,334	119,334
Average interest rate	2.33%	0.00%	0.00%	0.00%	0.00%	0.00%	2.33%
Fixed interest rate time deposits < $100M	59,020	10,869	1,230	1,231	1,074	427	73,851	73,605
Average interest rate	4.88%	5.04%	3.93%	4.40%	4.71%	1.59%	4.86%
Variable interest rate time deposits < $100M	—	6,908	—	—	—	—	6,908	6,918
Average interest rate	0.00%	5.40%	0.00%	0.00%	0.00%	0.00%	5.40%
Fixed interest rate time deposits > $100M	136,409	45,326	328	561	1,043	4,030	187,697	187,474
Average interest rate	4.98%	5.18%	4.21%	4.84%	4.98%	4.31%	5.01%
Variable interest rate time deposits > $100M	—	6,164	—	—	—	—	6,164	6,176
Average interest rate	0.00%	5.40%	0.00%	0.00%	0.00%	0.00%	5.40%
Securities sold under repurchase agreements	70,020	—	—	—	—	—	70,020	70,020
Average interest rate	5.27%	0.00%	0.00%	0.00%	0.00%	0.00%	5.27%
Fixed Federal Home Loan Bank borrowings	—	—	—	24,000	6,000	—	30,000	29,252
Average interest rate	0.00%	0.00%	0.00%	5.86%	4.80%	0.00%	5.65%
Variable Federal Home Loan Bank borrowings	5,000	—	—	—	—	25,000	30,000	29,994
Average interest rate	5.44%	0.00%	0.00%	0.00%	0.00%	4.85%	4.95%
TT&L note borrowings	1,000	—	—	—	—	—	1,000	1,000
Average interest rate	4.62%	0.00%	0.00%	0.00%	0.00%	0.00%	4.62%
Subordinated debentures	—	—	—	—	—	20,000	20,000	20,000
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	6.76%	6.76%

Market Risk at December 31, 2005

(Dollars in thousands)	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Rate Sensitive Assets:
Fixed interest rate loans	88,531	52,147	22,846	8,640	5,760	34,108	212,032	209,597
Average interest rate	6.76%	6.82%	7.15%	7.14%	6.91%	6.38%	6.78%
Variable interest rate loans	243,630	55,221	15,627	6,808	7,332	60,585	389,203	389,203
Average interest rate	7.58%	7.41%	7.34%	7.36%	7.32%	6.48%	7.37%
Fixed interest rate securities	30,423	18,502	17,815	12,054	15,100	90,986	184,880	185,001
Average interest rate	5.20%	4.64%	4.64%	4.70%	4.65%	4.60%	4.72%
Variable interest rate securities	3,273	2,271	1,576	1,093	759	11,764	20,736	20,736
Average interest rate	3.93%	3.93%	3.93%	3.93%	3.93%	4.81%	4.43%
Variable federal funds sold	2,758	—	—	—	—	—	2,758	2,758
Average interest rate	4.02%	0.00%	0.00%	0.00%	0.00%	0.00%	4.02%
Fixed interest-bearing deposits in other banks	1,012	—	—	—	—	—	1,012	1,012
Average interest rate	3.54%	0.00%	0.00%	0.00%	0.00%	0.00%	3.54%
Rate Sensitive Liabilities:
Noninterest-bearing deposits	97,084	—	—	—	—	—	97,084	97,084
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Money market accounts	37,719	—	—	—	—	—	37,719	37,719
Average interest rate	3.43%	0.00%	0.00%	0.00%	0.00%	0.00%	3.43%
Savings accounts	265,132	—	—	—	—	—	265,132	265,132
Average interest rate	3.47%	0.00%	0.00%	0.00%	0.00%	0.00%	3.47%
NOW accounts	100,692	—	—	—	—	—	100,692	100,692
Average interest rate	1.21%	0.00%	0.00%	0.00%	0.00%	0.00%	1.21%
Fixed interest rate time deposits < $100M	30,411	5,907	1,293	1,058	1,961	387	41,017	40,882
Average interest rate	3.63%	4.08%	3.47%	3.71%	4.31%	1.37%	3.70%
Fixed interest rate time deposits > $100M	90,802	24,709	969	319	1,453	3,758	122,010	121,963
Average interest rate	3.50%	4.24%	3.71%	3.54%	4.53%	4.44%	3.69%
Securities sold under repurchase agreements	67,013	—	—	—	—	—	67,013	67,013
Average interest rate	4.06%	0.00%	0.00%	0.00%	0.00%	0.00%	4.06%
Fixed Federal Home Loan Bank borrowings	—	—	—	—	24,000	6,000	30,000	28,723
Average interest rate	0.00%	0.00%	0.00%	0.00%	5.86%	4.80%	5.65%
Variable Federal Home Loan Bank borrowings	5,000	—	—	—	11,000	6,000	22,000	22,039
Average interest rate	3.91%	0.00%	0.00%	0.00%	3.35%	3.54%	3.53%
TT&L note borrowings	1,000	—	—	—	—	—	1,000	1,000
Average interest rate	2.42%	0.00%	0.00%	0.00%	0.00%	0.00%	2.42%
Subordinated debentures	—	—	—	—	—	10,000	10,000	10,000
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	5.94%	5.94%

Item 8.	Financial Statements and Supplementary Data

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Southeastern Bank Financial Corporation

We have audited the accompanying consolidated balance sheets of Southeastern Bank Financial Corporation and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of the Company as of and for the year ended December 31, 2004, were audited by other auditors whose report dated March 14, 2005, expressed an unqualified opinion on those statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1, the Company adopted Staff Accounting Bulleting 108 Considering the Effect of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements and accordingly adjusted assets and liabilities at the beginning of 2006 with an offsetting adjustment to the opening balance of retained earnings.

As discussed in Note 1, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-based Payment, using the modified prospective transition method as of January 1, 2006 and accordingly has recorded stock-based employee compensation cost using the fair value method.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Southeastern Bank Financial Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2007 expressed an unqualified opinion thereon.

Crowe Chizek and Company LLC

Brentwood, Tennessee

March 14, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Southeastern Bank Financial Corporation:

We have audited the accompanying consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows of Southeastern Bank Financial Corporation (formerly Georgia Bank Financial Corporation) and subsidiary for the year ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Southeastern Bank Financial Corporation and subsidiary for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

Atlanta, Georgia,

March 14, 2005

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2006 and 2005

	2006	2005
Assets
Cash and due from banks	$25,709,915	18,792,799
Federal funds sold	14,688,000	2,758,000
Interest-bearing deposits in other banks	512,690	1,012,257

Cash and cash equivalents	40,910,605	22,563,056

Investment securities:
Available-for-sale	199,135,716	197,551,996
Held-to-maturity, at cost (fair values of $3,048,196 and $3,897,341 at December 31, 2006 and 2005, respectively)	2,970,619	3,776,040
Loans held for sale	14,857,315	22,146,834
Loans	735,111,615	579,087,791
Less allowance for loan losses	9,776,779	9,124,801

Loans, net	725,334,836	569,962,990

Premises and equipment, net	23,402,588	21,376,183
Accrued interest receivable	5,982,654	4,624,023
Goodwill, net	139,883	139,883
Bank-owned life insurance	15,982,052	11,863,276
Restricted equity securities	4,936,281	4,287,481
Other assets	7,549,713	5,985,477

	$1,041,202,262	864,277,239

	2006	2005
Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$106,846,160	97,083,931
Interest-bearing:
NOW accounts	119,334,300	100,692,388
Savings	255,065,766	265,131,754
Money management accounts	45,897,176	37,719,408
Time deposits over $100,000	193,860,714	122,009,813
Other time deposits	80,758,973	41,017,555

	801,763,089	663,654,849
Federal funds purchased and securities sold under repurchase agreements	70,019,551	67,013,416
Advances from Federal Home Loan Bank	60,000,000	52,000,000
Other borrowed funds	1,000,000	1,000,000
Accrued interest payable and other liabilities	9,495,498	7,025,767
Subordinated debentures	20,000,000	10,000,000

Total liabilities	962,278,138	800,694,032

Stockholders’ equity:
Common stock, $3.00 par value; 10,000,000 shares authorized; 5,433,285 and 5,279,241 shares issued in 2006 and 2005, respectively; 5,432,854 and 5,263,144 shares outstanding in 2006 and 2005, respectively	16,299,855	15,837,723
Additional paid-in capital	38,989,058	34,138,876
Retained earnings	25,287,006	16,099,414
Treasury stock, at cost; 431 and 16,097 shares in 2006 and 2005, respectively	(16,809)	(233,898)
Accumulated other comprehensive loss, net	(1,634,986)	(2,258,908)

Total stockholders’ equity	78,924,124	63,583,207

	$1,041,202,262	864,277,239

See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

Years ended December 31, 2006, 2005, and 2004

	2006	2005	2004
Interest income:
Loans, including fees	$54,338,266	38,897,578	28,235,160
Investment securities:
Taxable	9,632,745	7,206,167	6,495,443
Tax-exempt	1,029,550	767,340	543,818
Federal funds sold	599,987	380,453	72,941
Interest-bearing deposits in other banks	25,277	25,598	3,293

Total interest income	65,625,825	47,277,136	35,350,655

Interest expense:
Deposits (including interest on time deposits over $100,000 of $7,184,629, $3,386,531, and $2,382,174 in 2006, 2005, and 2004, respectively)	24,099,107	13,873,143	7,222,141
Federal funds purchased and securities sold under repurchase agreements	3,078,691	1,697,219	651,185
Other borrowings	4,244,675	2,314,911	1,797,163

Total interest expense	31,422,473	17,885,273	9,670,489

Net interest income	34,203,352	29,391,863	25,680,166
Provision for loan losses	2,478,498	1,841,435	1,588,426

Net interest income after provision for loan losses	31,724,854	27,550,428	24,091,740

Noninterest income:
Service charges and fees on deposits	5,741,836	5,363,306	4,924,629
Gain on sales of loans	5,153,754	5,088,557	5,705,051
Investment securities gains (losses), net	213,515	(85,666)	(101,990)
Retail investment income	788,287	454,710	444,479
Trust services fees	860,238	642,016	554,331
Increase in cash surrender value of bank-owned life insurance	604,776	399,685	491,958
Miscellaneous income	630,797	514,999	443,017

Total noninterest income	13,993,203	12,377,607	12,461,475

Noninterest expense:
Salaries and other personnel expense	17,805,381	15,531,421	14,554,783
Occupancy expenses	2,847,075	2,730,594	2,622,953
Other operating expenses	8,232,547	6,757,077	6,566,480

Total noninterest expense	28,885,003	25,019,092	23,744,216

Income before income taxes	16,833,054	14,908,943	12,808,999
Income tax expense	5,673,382	4,954,734	4,104,723

Net income	$11,159,672	9,954,209	8,704,276

(continued)

(continued)

	2006	2005	2004
Basic net income per share	$2.10	1.89	1.66
Diluted net income per share	2.08	1.86	1.63
Weighted average common shares outstanding	5,324,558	5,257,904	5,247,901
Weighted average number of common and common equivalent shares outstanding	5,371,656	5,350,384	5,323,924

See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

Years ended December 31, 2006, 2005, and 2004

	Comprehensive income	Common stock		Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss), net	Total stockholders’ equity
		Number of shares	Amount
Balance, December 31, 2003		5,288,500	$15,865,500	34,423,926	2,903,475	(507,360)	1,003,506	53,689,047
Comprehensive income:
Net income	$8,704,276	—	—	—	8,704,276	—	—	8,704,276
Other comprehensive loss – unrealized loss on investment securities available for sale, net of income tax effect of ($330,725)	(641,997)	—	—	—	—	—	(641,997)	(641,997)

Total comprehensive income	$8,062,279

Cash dividends ($0.52 per common share)		—	—	—	(2,729,118)	—	—	(2,729,118)
Stock options exercised, issued from treasury stock		—	—	(14,466)	—	72,276	—	57,810
Purchase of treasury stock		—	—	—	—	(62,043)	—	(62,043)
Retirement of common stock		(1,400)	(4,200)	(33,950)	—	—	—	(38,150)

Balance, December 31, 2004		5,287,100	$15,861,300	34,375,510	8,878,633	(497,127)	361,509	58,979,825

Comprehensive income:
Net income	$9,954,209	—	—	—	9,954,209	—	—	9,954,209
Other comprehensive loss – unrealized loss on investment securities available for sale, net of income tax effect of ($1,349,912)	(2,620,417)	—	—	—	—	—	(2,620,417)	(2,620,417)

Total comprehensive income	$7,333,792

Cash dividends ($0.52 per common share)		—	—	—	(2,733,428)	—	—	(2,733,428)
Stock options exercised, issued from treasury stock		—	—	26,720	—	263,229	—	289,949
Retirement of common stock		(7,859)	(23,577)	(263,354)	—	—	—	(286,931)

Balance, December 31, 2005		5,279,241	$15,837,723	34,138,876	16,099,414	(233,898)	(2,258,908)	63,583,207

Cumulative catch-up adjustment in accordance with SAB 108					794,491			794,491
Comprehensive income:
Net income	$11,159,672	—	—	—	11,159,672	—	—	11,159,672
Other comprehensive income – unrealized gain on investment securities available for sale, net of income tax effect of $321,414	623,922	—	—	—	—	—	623,922	623,922

Total comprehensive income	$11,783,594

Cash dividends ($0.52 per common share)		—	—	—	(2,766,571)	—	—	(2,766,571)
Stock options exercised, issued from common stock		5,720	17,160	45,890				63,050
Stock options exercised, issued from treasury stock		—	—	(82,471)	—	265,044	—	182,573
Stock options compensation cost				415,290				415,290
Issuance of common stock		150,039	450,117	4,535,824		14,028		4,999,969
Purchase of treasury stock						(61,983)		(61,983)
Retirement of common stock		(1,715)	(5,145)	(64,351)	—	—	—	(69,496)

Balance, December 31, 2006		5,433,285	$16,299,855	38,989,058	25,287,006	(16,809)	(1,634,986)	78,924,124

(continued)

(continued)

	Disclosure of reclassification amount
	2006	2005	2004
Unrealized holding gains (losses) arising during period, net of taxes	$764,842	(2,676,957)	(709,310)
Reclassification adjustment for (gains) losses included in net income, net of taxes	(140,920)	56,540	67,313

Net unrealized gains (losses) in securities	$623,922	(2,620,417)	(641,997)

See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2006, 2005, and 2004

	2006	2005	2004
Cash flows from operating activities:
Net income	$11,159,672	9,954,209	8,704,276
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,367,117	1,454,503	1,335,362
Deferred income tax benefit	(885,411)	(617,633)	(204,160)
Provision for loan losses	2,478,498	1,841,435	1,588,426
Net investment securities (gains) losses	(213,515)	85,666	101,990
Net (accretion of discount) amortization of premium on investment securities	(368,389)	311,604	411,722
Increase in cash surrender value of bank-owned life insurance	(604,776)	(399,685)	(491,958)
Stock options compensation cost	415,290	—	—
Loss on disposal of premises and equipment	161	7,278	2,365
Loss on the sale of other real estate	15,779	7,888	3,728
Gain on sales of loans	(5,153,754)	(5,088,557)	(5,705,051)
Real estate loans originated for sale	(265,026,816)	(264,726,917)	(274,939,497)
Proceeds from sales of real estate loans	277,470,089	262,447,254	279,913,014
(Increase) decrease in accrued interest receivable	(1,358,631)	(985,776)	146,641
(Increase) decrease in other assets	(1,283,476)	89,557	(46,790)
Increase in accrued interest payable and other liabilities	2,839,458	1,754,211	48,202

Net cash provided by operating activities	20,851,296	6,135,037	10,868,270

Cash flows from investing activities:
Proceeds from sales of available for sale securities	42,346,092	23,852,712	40,304,730
Proceeds from sales of held to maturity securities	—	—	550,000
Proceeds from maturities of available for sale securities	94,486,868	24,281,923	47,852,287
Proceeds from maturities of held to maturity securities	805,000	—	1,168,000
Purchase of available for sale securities	(136,889,018)	(100,960,474)	(89,633,987)
Purchase of restricted equity securities	(873,800)	(968,759)	(1,309,000)
Proceeds from redemption of FHLB stock	225,000	225,000	—
Net increase in loans	(157,329,543)	(100,569,887)	(62,006,652)
Purchase of Bank-owned life insurance	(3,500,000)	—	—
Additions to premises and equipment	(5,184,834)	(4,402,964)	(5,574,879)
Proceeds from sale of other real estate	157,420	271,846	259,476
Proceeds from sale of premises and equipment	1,791,151	2,500	50,195

Net cash used in investing activities	(163,965,664)	(158,268,103)	(68,339,830)

(continued)

(continued)

	2006	2005	2004
Cash flows from financing activities:
Net increase in deposits	138,108,240	106,870,178	72,832,869
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	3,006,135	22,432,157	(12,387,495)
Proceeds from other borrowed funds	—	100,000	100,000
Advances from Federal Home Loan Bank	24,000,000	17,000,000	10,000,000
Payments of Federal Home Loan Bank advances	(16,000,000)	(5,000,000)	—
Proceeds from subordinated debentures	10,000,000	10,000,000	—
Proceeds from issuance of common stock	4,999,969	—	—
Purchase of treasury stock	(61,983)	—	(62,043)
Payment of cash dividends	(2,766,571)	(2,733,428)	(2,729,118)
Proceeds from stock options exercised, net of stock redeemed	176,127	3,018	19,660

Net cash provided by financing activities	161,461,917	148,671,925	67,773,873

Net increase (decrease) in cash and cash equivalents	18,347,549	(3,461,141)	10,302,313
Cash and cash equivalents at beginning of year	22,563,056	26,024,197	15,721,884

Cash and cash equivalents at end of year	$40,910,605	22,563,056	26,024,197

Supplemental disclosures of cash paid during the year for:
Interest	$29,987,756	17,310,768	9,721,549
Income taxes	6,264,835	5,046,258	4,571,000
Supplemental information on noncash investing activities:
Loans transferred to other real estate	$173,199	226,305	311,905

See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004

(1)	Summary of Significant Accounting Policies

Southeastern Bank Financial Corporation and its wholly owned subsidiaries (collectively the Company), consisting of Southeastern Bank Financial Corporation (the Parent), Georgia Bank & Trust Company of Augusta, Georgia (the Bank), and Southern Bank and Trust Company of Aiken, South Carolina (the Thrift) offer a wide range of lending services, including real estate, commercial, and consumer loans to individuals and small to medium-sized businesses and professionals that are located in, or conduct a substantial portion of their business in, the Richmond, Columbia, and Clarke Counties area of Georgia, and Aiken County, South Carolina. The Company is subject to competition from other financial institutions and is also subject to the regulations of certain Federal and state agencies and undergoes periodic examinations by those regulatory authorities.

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The following is a description of the more significant of those policies the Company follows in preparing and presenting its consolidated financial statements.

(a)	Basis of Presentation

The consolidated financial statements include the accounts of Southeastern Bank Financial Corporation and its wholly owned subsidiaries, Georgia Bank & Trust Company of Augusta, Georgia, and Southern Bank and Trust Company of Aiken, South Carolina. Significant intercompany transactions and accounts are eliminated in consolidation.

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

78	(Continued)

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004

(b)	Cash and Cash Equivalents

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

79	(Continued)

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004

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

Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may advise the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Management, considering current information and events regarding a borrowers’ ability to repay its obligations, considers a loan to be impaired if it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The amount of impairment is generally measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate. If the loan is collateral-dependent, the fair value of the collateral less estimated selling costs is used to determine the amount of impairment. Specific guidance from bank regulators is also considered. Impairment losses are included in the allowance for loan losses through a charge to the provision for losses on loans. The accounting for impaired loans described above applies to all loans, except for large pools of smaller-balance, homogeneous loans that are collectively evaluated for impairment and loans that are measured at fair value or at the lower of cost or fair value. The allowance for loan losses for loans not considered impaired and for large pools of smaller-balance, homogeneous loans is established through consideration of such factors as changes in the nature and volume of the portfolio, overall portfolio quality, individual risk rating, adequacy of the underlying collateral, loan concentrations, historical charge-off trends, and economic conditions that may affect the borrowers’

80	(Continued)

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004

ability to pay. Cash receipts on impaired loans for which the accrual of interest has been discontinued are applied first to reduce the principal amount of such loans until all contractual principal payments have been brought current.

The Company originates mortgages to be held for sale only for loans that have been individually pre-approved by the investor. The Company bears minimal interest rate risk on these loans and only holds the loans temporarily until documentation can be completed to finalize sale to the investor. Such loans are stated at the lower of cost or aggregate fair value. Under SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, loan commitments that relate to the origination of mortgage loans that will be held for sale, commonly referred to as interest rate lock commitments, must be accounted for as derivatives by the issuer of the commitment. Forward sales commitments to the investor are made at the same time and have identical terms as the mortgage loan commitments to the customers. These forward sales commitments are also derivatives. Upon closing of the loan with the customer, Georgia Bank & Trust accounts for the forward sales commitments on loans held for sale as a hedge. Once a loan is closed with the customer, it is funded by the investor, generally within fifteen days. We have determined this hedge is effective because the gain that is unrealized, but embedded, upon closing the loan with the customer is highly correlated with the gain realized upon funding from the investor. Fair values of these derivatives as of December 31, 2006 and 2005 were insignificant.

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

Other real estate is carried at the lower of its cost or fair value less estimated costs to sell. Any excess of the loan balance at the time of foreclosure over the fair value of the collateral is treated as a loan loss and is charged against the allowance for loan losses. A provision for estimated losses on other real estate is charged to earnings upon subsequent declines in value. Costs related to the development and improvement of property are capitalized; holding costs are charged to expense. There were no carrying values of other real estate as of December 31, 2006 and 2005.

81	(Continued)

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004

(g)	Goodwill

Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified. The Company’s goodwill is not considered impaired at December 31, 2006.

(h)	Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-based Payment, using the modified prospective transition method. Accordingly, the Company has recorded stock-based employee compensation cost using the fair value method starting in 2006. For 2006, adopting this standard resulted in a reduction of income before and after income taxes of $415,290, a decrease in basic and diluted earnings per share of $.07 each. All stock options issued are incentive stock options and therefore, no tax benefit is realized. Stock option expense includes $138,000 related to the accelerated stock option vesting period for two key employees.

Prior to January 1, 2006, employee compensation expense under stock options was reported using the intrinsic value method; therefore, no stock-based compensation cost is reflected in net income for the years ending December 31, 2005 and 2004, as all options granted had an exercise price equal to the market price of the underlying common stock at date of grant.

82	(Continued)

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004

The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123(R), Share-based Payment, for the years ending December 31.

	2005	2004
Net income	$9,954,209	8,704,276
Deduct: Total stock-based compensation expense determined under fair value based method, net of related tax effect	(241,554)	(208,430)

Pro forma	$9,712,655	8,495,846

Basic net income per share:
As reported	$1.89	1.66
Pro forma	1.85	1.62
Diluted net income per share:
As reported	1.86	1.63
Pro forma	1.82	1.60

(i)	Income Taxes

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

Basic net income per share is net income divided by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by weighted average shares outstanding plus common share equivalents resulting from dilutive stock options, determined using the treasury stock method.

83	(Continued)

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004

	December 31,
	2006	2005	2004
Weighted average common shares outstanding	5,324,558	5,257,904	5,247,901
Effect of stock options	81,403	92,480	76,023
Effect of treasury stock method	(34,305)	—	—

Weighted average number of common and common equivalent shares outstanding	5,371,656	5,350,384	5,323,924

(k)	Other Comprehensive Income (Loss)

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity.

(l)	Segment Disclosures

The Company has one reportable segment, financial services. This segment provides financial services including banking, mortgage services, retail investment services and trust services through two subsidiary banks with offices located in Georgia and South Carolina.

(m)	Recent Accounting Pronouncements

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-based Payment. See “Stock-Based Compensation” above for further discussion of the effect of adopting this standard.

In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), which is effective for fiscal years ending on or after November 15, 2006. SAB 108 provides guidance on how the effects of prior-year uncorrected financial statement misstatements should be considered in quantifying a current year misstatement. SAB 108 requires public companies to quantify misstatements using both an income statement (rollover) and balance sheet (iron curtain) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. Adjustments considered immaterial in prior years under the method previously used, but now considered material under the dual approach required by SAB 108, are to be recorded upon initial adoption of SAB 108. The amount so recorded is shown as a

84	(Continued)

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004

cumulative effect adjustment is recorded in opening retained earnings as of January 1, 2006. Included in this cumulative effect adjustment are the following items and amounts: The allowance for loan loss was decreased $694,000 to adjust for over-accrual of estimated losses on unfunded lines and commitments and standby letters of credit. This reduction also resulted in a $269,235 decrease in the deferred income tax asset account and a $424,765 increase in retained earnings. Accrued income taxes were decreased by $369,726 to eliminate a tax contingency reserve due to an assumption of taxability of certain federal agency interest for state purposes, subsequently determined to be nontaxable. The reduction in accrued income taxes resulted in an increase in retained earnings of $369,726. Both of these amounts had been recorded in immaterial amounts over the preceding six to seven years.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. The Company has not completed its evaluation of the impact of the adoption of this standard.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48), which prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has determined that the adoption of FIN 48 will not have a material effect on the financial statements.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance). This issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy. This issue is effective for

85	(Continued)

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004

fiscal years beginning after December 15, 2006. The Company does not believe the adoption of this issue will have a material impact on the financial statements.

The Company does not expect that the following newly issued accounting standards will have a material effect on the financial statements when adopted in future years. In general, these standards revise the accounting for derivatives embedded in other financial instruments for 2007, revise the recognition and accounting for servicing of financial assets for 2007, and revise the accrual of post-retirement benefits associated with providing split-dollar life insurance for 2008. The Company did not have any of these assets or liabilities as of December 31, 2006.

(n)	Bank Owned Life Insurance

The Company has purchased life insurance policies on certain executives. Bank owned life insurance is recorded at its cash surrender value or the amount that can be realized at the balance sheet date.

(o)	Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are reported as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the consolidated financial statements.

(p)	Reclassifications

Some items in the prior period financial statements were reclassified to conform to the current presentation.

(2)	Cash and Due From Banks

The subsidiary bank is required by the Federal Reserve Bank to maintain average daily cash balances. These required balances were $1,985,000 at December 31, 2006 and $663,000 at December 31, 2005.

86	(Continued)

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004

(3)	Investment Securities

A summary of investment securities as of December 31, 2006 and 2005 is as follows:

	2006
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held to maturity:
Obligations of states and political subdivisions	$2,970,619	77,577	—	3,048,196

	$2,970,619	77,577	—	3,048,196

Available for sale:
Obligations of U.S. Government agencies	$77,716,866	18,407	(1,164,043)	76,571,229
Obligations of states and political subdivisions	15,391,024	135,272	(65,204)	15,461,093
Mortgage-backed securities	95,909,710	50,008	(1,977,817)	93,981,900
Corporate bonds	5,987,026	44,611	(7,868)	6,023,769
Trust preferred securities	6,358,342	28,009	(41,126)	6,345,225
Equity securities	250,000	502,500	—	752,500

	$201,612,967	778,807	(3,256,058)	199,135,716

	2005
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held to maturity:
Obligations of states and political subdivisions	$3,776,040	121,301	—	3,897,341

	$3,776,040	121,301	—	3,897,341

Available for sale:
Obligations of U.S. Government agencies	$68,646,172	—	(1,103,512)	67,542,660
Obligations of states and political subdivisions	19,641,196	86,044	(213,504)	19,513,736
Mortgage-backed securities	92,983,634	4,392	(2,296,405)	90,691,621
Corporate bonds	9,070,990	167,822	(91,579)	9,147,233
Trust preferred securities	10,132,592	101,974	(77,820)	10,156,746
Equity securities	500,000	—	—	500,000

	$200,974,584	360,232	(3,782,820)	197,551,996

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004

The following tables show securities available for sale with unrealized losses at year-end 2006 and 2005, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	December 31, 2006
	Less than 12 months		12 months or longer		Total
	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss
Obligations of U.S. Government agencies	$28,750,427	236,479	39,818,634	927,564	68,569,061	1,164,043
Obligations of states and political subdivisions	7,934,910	56,190	865,892	9,014	8,800,802	65,204
Mortgage-backed securities	18,143,303	170,668	66,767,730	1,807,149	84,911,033	1,977,817
Corporate bonds	4,960,660	7,868	—	—	4,960,660	7,868
Trust preferred securities	—	—	2,063,750	41,126	2,063,750	41,126

	$59,789,299	471,205	109,516,007	2,784,853	169,305,305	3,256,058

	December 31, 2005
	Less than 12 months		12 months or longer		Total
	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss
Obligations of U.S. Government agencies	$47,605,504	520,702	19,937,156	582,810	67,542,660	1,103,512
Obligations of states and political subdivisions	13,338,901	213,504	—	—	13,338,901	213,504
Mortgage-backed securities	57,946,156	1,249,092	30,478,847	1,047,313	88,425,003	2,296,405
Corporate bonds	—	—	3,946,394	91,579	3,946,394	91,579
Trust preferred securities	2,049,081	35,867	999,015	41,953	3,048,096	77,820

	$120,939,642	2,019,165	55,361,412	1,763,655	176,301,054	3,782,820

At December 31, 2006, there were fourteen obligations of U.S. government agencies, fourteen obligations of states and political subdivisions, sixteen mortgage-backed securities, and one corporate bond with an unrealized loss for less than 12 months. There were thirty-four obligations of U.S. government agencies, seventy-nine mortgage-backed securities, three obligations of states and political subdivisions, and three trust preferred securities with an unrealized loss for longer than 12 months. The total estimated fair value of the securities with an unrealized loss at December 31, 2006 represented 98.1% of the book value. Unrealized losses have not been recognized into income because the issuers are either obligations of the U.S. government or are of high credit quality. Also, the decline in fair value is largely due to changes in interest rates and the fair value is expected to recover as the obligations approach maturity.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004

The amortized cost and estimated fair value of securities held to maturity and available for sale, other than equity and trust preferred securities, as of December 31, 2006, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities held to maturity		Securities available for sale
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
One year or less	$—	—	7,400,866	7,371,067
After one year through five years	930,680	943,711	13,101,211	12,852,585
After five years through ten years	1,539,037	1,588,865	36,730,472	36,280,883
After ten years	500,902	515,620	41,862,367	41,551,556

	2,970,619	3,048,196	99,094,916	98,056,091
Mortgage-backed securities	—	—	95,909,710	93,981,900

	$2,970,619	3,048,196	195,004,626	192,037,991

Proceeds from sales of securities available for sale during 2006, 2005, and 2004 were $42,346,092, $23,852,712, and $40,304,730, respectively. Gross realized gains of $621,420, $45,636, and $181,620 were realized on those sales in 2006, 2005, and 2004, respectively, and gross realized losses of $407,905, $131,302, and $337,403, were realized on those sales in 2006, 2005, and 2004, respectively.

During the third quarter of 2004, the Company sold a held-to maturity investment for $550,000 upon realization that the investment was not bank qualified. The amortized cost of this security was $496,207 and the realized gain was $53,793.

As of December 31, 2006, except for the U.S. Government agencies, there was no issuer who represented 10% or more of stockholders’ equity within the investment portfolio.

Investment securities with a carrying amount of approximately $154,504,000 and $141,649,000 at December 31, 2006 and 2005, respectively, were pledged to secure public and trust deposits, and for other purposes required by law.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004

(4)	Loans

Loans at December 31, 2006 and 2005 are summarized as follows:

	2006	2005
Commercial, financial, and agricultural	$80,938,221	64,508,872
Real estate:
Construction	266,875,302	184,825,703
Residential	158,542,623	138,715,822
Commercial	198,452,981	156,896,766
Consumer installment	31,221,627	34,751,143

	736,030,754	579,698,306
Less allowance for loan losses	9,776,779	9,124,801
Less deferred loan origination fees	919,139	610,515

	$725,334,836	569,962,990

As of December 31, 2006 and 2005, the Company had nonaccrual loans aggregating $2,350,961 and $4,009,479, respectively. Interest that would have been recorded on nonaccrual loans had they been in accruing status was approximately $118,000 in 2006, $204,000 in 2005, and $166,000 in 2004. At December 31, 2006 and 2005, the Company had impaired loans with an outstanding balance of $1,534,000 and $2,539,000, respectively, with a related valuation allowance of $252,000 and $540,000 at December 31, 2006 and 2005. The average balance of impaired loans was approximately $2,223,000, $2,331,000 and $1,907,000 for the years ended December 31, 2006, 2005, and 2004, respectively. The interest recognized on such loans in 2006, 2005, and 2004 was immaterial. Loans past due 90 days or more and still accruing interest were $0 and $1,000 at December 31, 2006 and 2005, respectively.

The following is a summary of the activity in the allowance for loan losses for the years ended December 31, 2006, 2005, and 2004:

	2006	2005	2004
Balance, beginning of year	$9,124,801	7,930,366	7,277,588
Effects of SAB 108	(694,000)	—	—
Provision for loan losses	2,478,498	1,841,435	1,588,426
Charge-offs	(1,939,922)	(1,605,034)	(1,692,675)
Recoveries	807,402	958,034	757,027

Balance, end of year	$9,776,779	9,124,801	7,930,366

The allowance for loan loss was decreased $694,000 to adjust for over-accrual of estimated losses on unfunded lines and commitments and standby letters of credit.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004

The Company has direct and indirect loans outstanding to certain executive officers and directors, including affiliates, and principal holders of the Company’s securities.

The following is a summary of the activity in loans outstanding to executive officers and directors, including affiliates, and principal holders of the Company’s securities for the year ended December 31, 2006:

Balance at beginning of year	$15,326,488
New loans	44,268,221
Principal repayments	(34,842,529)

Balance at end of year	$24,752,180

The Company is also committed to extend credit to certain directors and executives of the Company, including companies in which they are principal owners, through personal lines of credit, letters of credit, and other loan commitments. As of December 31, 2006, available balances on these commitments to these persons aggregated approximately $13,836,000.

(5)	Premises and Equipment

Premises and equipment at December 31, 2006 and 2005 are summarized as follows:

	2006	2005
Land	$3,952,782	2,950,782
Buildings	20,131,921	19,142,953
Furniture and equipment	9,411,748	8,193,172

	33,496,451	30,286,907
Less accumulated depreciation	10,093,863	8,910,724

	$23,402,588	21,376,183

Depreciation expense amounted to $1,367,117, $1,454,503, and $1,335,362 in 2006, 2005, and 2004, respectively.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004

(6)	Commitments

The Company is committed under various operating leases for office space and equipment. At December 31, 2006, minimum future lease payments under non-cancelable real property and equipment operating leases are as follows:

2007	$159,592
2008	100,810
2009	101,151
2010	95,271
2011	86,835
2012 & Beyond	166,155

$709,814

Rent expense for all building, equipment, and furniture rentals totaled $204,942, $213,534, and $267,364 for the years ended December 31, 2006, 2005, and 2004, respectively.

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

Unfunded commitments to extend credit where contract amounts represent potential credit risk totaled $202,627,000 and $204,422,000 at December 31, 2006 and 2005, respectively. These commitments are primarily at variable interest rates.

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

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004

(7)	Deposits

At December 31, 2006, scheduled maturities of certificates of deposit are as follows:

2007	$195,427,998
2008	69,267,290
2009	1,557,394
2010	1,791,812
2011	2,117,295
Thereafter	4,457,898

Total	$274,619,687

(8)	Borrowings

Securities Sold Under Repurchase Agreements

The securities sold under repurchase agreements are collateralized by obligations of the U.S. Government or its corporations and agencies, state and municipal securities, corporate bonds, or mortgage-backed securities. The aggregate carrying value of such agreements for corporate customers at December 31, 2006 and 2005 were $10,492,425 and $12,072,434, respectively. At December 31, 2006, public funds agreements for deposit accounts and securities sold under repurchase agreements for public funds customers were maintained by the Georgia Bankers Association pooled pledging program. The total carrying value of investments in the pooled pledging program at December 31, 2006 and 2005 was $154,504,000 and $141,649,000, respectively. The repurchase agreements at December 31, 2006 mature on demand. The following table summarizes pertinent data related to the securities sold under the agreements to repurchase as of and for the years ended December 31, 2006, 2005, and 2004.

	2006	2005
Weighted average borrowing rate at year-end	5.24%	3.93%
Weighted average borrowing rate during the year	4.92%	3.04%
Average daily balance during the year	$60,614,055	55,168,048
Maximum month-end balance during the year	74,771,870	72,461,883
Balance at year-end	70,019,551	67,013,416

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004

Advances from Federal Home Loan Bank

The Company has an available line of credit from the Federal Home Loan Bank of Atlanta (FHLB) in an amount not to exceed 10% of total assets. The line of credit is reviewed annually by the FHLB. The following advances were outstanding under this line at December 31, 2006 and 2005.

	2006	Rate	2005	Rate
Due March 17, 2006 adjustable rate credit	$—		$5,000,000	4.517%
Due May 18, 2007 prime rate floater	5,000,000	5.440%	—
Due January 27, 2010 convertible flipper	—		5,000,000	3.966%
Due March 22, 2010	7,000,000	6.180%	7,000,000	6.180%
Due March 30, 2010	5,000,000	6.020%	5,000,000	6.020%
Due May 19, 2010 convertible flipper	—		6,000,000	3.870%
Due September 29, 2010	5,000,000	5.820%	5,000,000	5.820%
Due October 18, 2010	7,000,000	5.460%	7,000,000	5.460%
Due May 2, 2011	6,000,000	4.800%	6,000,000	4.800%
Due July 23, 2012 convertible flipper	6,000,000	4.850%	6,000,000	3.870%
Due January 27, 2019 convertible flipper	5,000,000	4.850%	—
Due April 22, 2019 convertible flipper	8,000,000	4.874%	—
Due May 22, 2019 flipper	6,000,000	4.871%	—

	$60,000,000		$52,000,000

Total weighted average rate	5.30%		4.75%

The FHLB has the option to convert the fixed-rate advances and convertible advances to three-month, LIBOR-based floating-rate advances at various dates throughout the terms of the advances.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004

The prime rate floater advance maturing on May 18, 2007, is indexed to the prime rate minus 280 basis points. The convertible flipper advance maturing on July 23, 2012, is indexed to the one-month LIBOR-based floating rate minus 50 basis points for the first two years and then converts to a fixed rate of 3.93% for the last five years. The convertible flipper advance maturing on January 27, 2019, is indexed to the one-month LIBOR-based floating rate minus 50 basis points for the first three years and then converts to a fixed rate of 4.10% for the last ten years. The convertible flipper advance maturing on April 22, 2019, is indexed to the three-month LIBOR-based floating rate minus 50 basis points for the first three years and then converts to a fixed rate of 4.75% for the last ten years. The flipper advance maturing on May 22, 2019, is indexed to the three-month LIBOR-based floating rate minus 50 basis points. The convertible flipper advance maturing on January 27, 2010, was called on January 27, 2006. The convertible flipper advance maturing on May 19, 2010, was called on May 19, 2006.

At December 31, 2006, the Company has pledged, under a blanket floating lien, eligible first mortgage loans with unpaid balances which, when discounted at approximately 80% of such unpaid principal balances, total $53,478,260. The Company has also pledged for this lien eligible commercial real estate loans with unpaid balances which, when discounted at approximately 50% of such unpaid principal balances, total $9,831,506.

Other Borrowed Funds

Other borrowed funds at December 31, 2006 and 2005 consist of a treasury, tax, and loan account with the Federal Reserve Bank with a balance of $1,000,000.

(9)	Subordinated Debentures

In December 2005 the Company issued $10,000,000 of unsecured subordinated debentures, which bear interest at three-month LIBOR plus 1.40%, adjusted quarterly, to Southeastern Bank Financial Statutory Trust I. The Company used these funds to capitalize a new federally chartered thrift subsidiary, Southern Bank and Trust. Southeastern Bank Financial Statutory Trust I is a wholly owned subsidiary of the Company which is not consolidated in these financial statements pursuant to FIN 46R. Southeastern Bank Financial Statutory Trust I acquired these debentures using the proceeds of its offerings of $10.0 million of Trust Preferred Securities to outside investors. The Trust Preferred Securities qualify as Tier 1 capital under Federal Reserve Board guidelines and accrue and pay distributions quarterly at a variable per annum rate of interest, reset quarterly, equal to LIBOR plus 1.40% of the stated liquidation amount of $1,000 per Capital Security. The Company has entered into contractual arrangements which constitute a full, irrevocable and unconditional guarantee on a subordinated basis by the Company of the obligations of Southeastern Bank Financial Statutory Trust I under the Trust Preferred Securities.

The Trust Preferred Securities are mandatorily redeemable upon maturity of the debentures on December 15, 2035, or upon earlier redemption as provided in the indenture. The

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004

Company has the right to redeem the debentures purchased by Southeastern Bank Financial Statutory Trust I in whole or in part, on or after December 15, 2010 and in whole or in part at any time within 90 days following the occurrence of a Tax Event, an Investment Company Event or a Capital Treatment Event. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be 100% of their principal amount plus accrued but unpaid interest. Prior to December 15, 2006, the redemption of any debenture following a Tax Event, an Investment Company Event or a Capital Treatment Event, will be an amount in cash equal to 103.525% of the principal amount of the debentures. Thereafter, an amount equal in cash to the percentage of the principal amount of the debentures plus unpaid interest will be redeemed as specified below.

Special Redemption During the 12-Month Period Beginning December 15	Percentage of Principal Amount
2006	103.140%
2007	102.355%
2008	101.570%
2009	100.785%
2010 and thereafter	100.000%

In March 2006 the Company issued $10,000,000 of unsecured subordinated debentures, which bear interest at three-month LIBOR plus 1.40%, adjusted quarterly, to Southeastern Bank Financial Trust II. The Company intends to use the funds to contribute $5,000,000 additional capital to a new federally chartered thrift subsidiary, Southern Bank and Trust, when the second branch is opened. The remaining $5,000,000 will be used to pay dividends or contribute additional capital to Southern Bank & Trust. The Company has temporarily used the proceeds to purchase a short term investment security while it continues the process of applying for regulatory approval for the second branch of Southern Bank & Trust. Southeastern Bank Financial Trust II is a wholly owned subsidiary of the Company which is not consolidated in these financial statements pursuant to FIN 46R. Southeastern Bank Financial Statutory Trust I acquired these debentures using the proceeds of its offerings of $10.0 million of Trust Preferred Securities to outside investors. The Trust Preferred Securities qualify as Tier 1 capital under Federal Reserve Board guidelines and accrue and pay distributions quarterly at a variable per annum rate of interest, reset quarterly, equal to LIBOR plus 1.40% of the stated liquidation amount of $1,000 per Capital Security. The Company has entered into contractual arrangements which constitute a full, irrevocable and unconditional guarantee on a subordinated basis by the Company of the obligations of Southeastern Bank Financial Trust II under the Trust Preferred Securities.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004

The Trust Preferred Securities are mandatorily redeemable upon maturity of the debentures on June 15, 2036, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by Southeastern Bank Financial Trust II in whole or in part, on or after June 15, 2011 and in whole or in part at any time within 90 days following the occurrence of a Tax Event, an Investment Company Event or a Capital Treatment Event. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be 100% of their principal amount plus accrued but unpaid interest. Prior to June 15, 2007, the redemption of any debenture following a Tax Event, an Investment Company Event or a Capital Treatment Event, will be an amount in cash equal to 103.525% of the principal amount of the debentures. Thereafter, an amount equal in cash to the percentage of the principal amount of the debentures plus unpaid interest will be redeemed as specified below.

Special Redemption During the 12-Month Period Beginning June 15	Percentage of Principal Amount
2007	103.140%
2008	102.355%
2009	101.570%
2010	100.785%
2011 and thereafter	100.000%

(10)	Income Taxes

Income tax expense (benefit) for the years ended December 31, 2006, 2005, and 2004 consists of the following:

	2006	2005	2004
Current tax expense:
Federal	$5,966,848	4,965,140	3,858,470
State	591,945	607,227	450,413

Total current	6,558,793	5,572,367	4,308,883

Deferred tax benefit
Federal	(770,379)	(528,723)	(171,820)
State	(115,032)	(88,910)	(32,340)

Total deferred	(885,411)	(617,633)	(204,160)

Total income tax expense	$5,673,382	4,954,734	4,104,723

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004

Income tax expense differed from the amount computed by applying the statutory Federal corporate tax rate of 35% in 2006, 2005 and 2004 to income before income taxes as follows:

	Years ended December 31
	2006	2005	2004
Computed “expected” tax expense	$5,891,569	5,218,130	4,483,150
Increase (decrease) resulting from:
Tax-exempt interest income	(479,376)	(368,910)	(301,705)
Nondeductible interest expense	69,265	46,459	21,184
State income tax, net of Federal tax effect	256,561	340,256	271,747
Earnings on cash surrender value of life insurance	(209,914)	(137,306)	(172,186)
Nondeductible stock option expense	144,144	—	—
Meals, entertainment, and club dues	48,088	40,477	40,042
Impact of graduated rate	(48,925)	(96,369)	(100,000)
Other, net	1,970	(88,003)	(137,509)

	$5,673,382	4,954,734	4,104,723

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005 are presented below:

	2006	2005
Deferred tax assets:
Allowance for loan losses	$3,973,254	3,538,599
Deferred compensation	1,218,350	952,995
Other	216,349	231,618
Unrealized loss on investment securities available for sale	842,265	1,163,680

Total deferred tax assets	6,250,218	5,886,892

Deferred tax liabilities:
Depreciation	(477,599)	(519,124)
Prepaid Assets	(313,981)	(207,235)

Total deferred tax liabilities	(791,580)	(726,359)

Net deferred tax asset	$5,458,638	5,160,533

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004

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

Deposits include accounts with certain directors and executives of the Company, including affiliates, and principal holders of the Company’s securities. As of December 31, 2006 and 2005, these deposits totaled approximately $26,000,000 and $16,000,000, respectively. See note 4 for discussion of related party loans.

(12)	Regulatory Capital Requirements

The Company and its subsidiaries are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2006, that the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 2006, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004

table below. Management is not aware of the existence of any conditions or events occurring subsequent to December 31, 2006 which would affect the Bank’s well capitalized classification.

Actual capital amounts and ratios for the Company are presented in the table below as of December 31, 2006 and 2005, on a consolidated basis and for the Bank and Thrift individually (dollars in thousands):

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Southeastern Bank Financial Corporation and subsidiary consolidated:
As of December 31, 2006:
Total Capital (to risk- weighted assets)	$110,422	13.29%	$66,445	8.00%	N/A	N/A
Tier I Capital - risk-based (to risk-weighted assets)	100,419	12.09%	33,222	4.00%	N/A	N/A
Tier I Capital - leverage (to average assets)	100,419	9.78%	41,065	4.00%	N/A	N/A
As of December 31, 2005:
Total Capital (to risk- weighted assets)	84,236	12.35%	54,573	8.00%	N/A	N/A
Tier I Capital - risk-based (to risk-weighted assets)	75,702	11.10%	27,287	4.00%	N/A	N/A
Tier I Capital - leverage (to average assets)	75,702	9.01%	33,610	4.00%	N/A	N/A

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Georgia Bank & Trust Company:
As of December 31, 2006:
Total Capital (to risk- weighted assets)	$84,173	10.64%	$63,298	8.00%	$79,123	10.00%
Tier I Capital - risk-based (to risk-weighted assets)	74,741	9.45%	31,649	4.00%	47,474	6.00%
Tier I Capital - leverage (to average assets)	74,741	7.57%	44,401	4.50%	49,334	5.00%
As of December 31, 2005:
Total Capital (to risk- weighted assets)	70,584	10.42%	54,172	8.00%	$67,716	10.00%
Tier I Capital - risk-based (to risk-weighted assets)	62,111	9.17%	27,086	4.00%	40,629	6.00%
Tier I Capital - leverage (to average assets)	62,111	7.44%	37,554	4.50%	41,727	5.00%

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Southern Bank & Trust:
As of December 31, 2006:
Total Capital (to risk- weighted assets)	$9,783	30.23%	$2,589	8.00%	$3,237	10.00%
Tier I Capital - risk-based (to risk-weighted assets)	9,438	29.16%	1,295	4.00%	1,942	6.00%
Tier I Capital - leverage (to average assets)	9,438	32.98%	1,145	4.00%	1,431	5.00%

In addition to the capital requirements disclosed in the preceding table, the FDIC requires that the Tier 1 capital to assets leverage ratio for Southern Bank & Trust be maintained at not less than 8% throughout the first three years of operation.

Southeastern Bank Financial Corporation and Georgia Bank and Trust Company are regulated by the Department of Banking and Finance of the State of Georgia (DBF). The DBF requires that state banks in Georgia generally maintain a minimum ratio of Tier 1 capital to total assets of four and one-half percent (4.5%) for banks and four percent (4%) for holding companies. These ratios are shown in the preceding tables as Tier 1 Capital – leverage (to average assets). The Company’s ratio at 9.78% and the Bank’s ratio at 7.57% exceed the minimum required.

The DBF requires its prior approval for a bank to pay dividends in excess of 50% of the preceding year’s earnings. Based on this limitation, the amount of cash dividends available from the Bank for payment in 2007 is approximately $6,057,000, subject to maintenance of the minimum capital requirements.

The Office of Thrift Supervision (OTS) requires a three year business plan to be filed for all new thrifts. Southern Bank and Trust’s business plan does not provide for capital distributions for any of the three years. As a result, prior approval would be required from the OTS before any distributions are made.

(13)	Employee Benefit Plans

The Company has an employee savings plan (the Plan) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. The Company has the option to make discretionary payments to the Plan. For the years ended December 31, 2006, 2005, and 2004, the Company contributed $566,978, $522,903, and $533,243, respectively, to the Plan, which is 5% of the annual salary of all eligible employees for 2006, 2005, and 2004.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004

In 1997, the Company established a nonqualified Long-Term Incentive Plan designed to motivate and sustain high levels of individual performance and align the interests of key officers with those of shareholders by rewarding capital appreciation and earnings growth. Stock appreciation rights may be awarded annually to those key officers whose performance during the year has made a significant contribution to the Company’s growth. Such stock appreciation rights are granted at a strike price equal to the trading price of the Company’s stock at date of grant, and are earned over a five-year appreciation period. Officers vest in such rights over a 10-year period. The Company recognized expense of $127,624, $146,995, and $122,539 during 2006, 2005, and 2004, respectively, related to this plan. The total amount accrued at December 31, 2006 and 2005 was $127,623 and $188,625, respectively.

The Company also has salary continuation agreements in place with certain key officers. Such agreements are structured with differing benefits based on the participants overall position and responsibility. These agreements provide the participants with a supplemental income upon retirement at age 65, additional incentive to remain with the Company in order to receive these deferred retirement benefits and a compensation package that is competitive in the market. These agreements vest over a ten year period, require a minimum number of years service, and contain change of control provisions. All benefits would cease in the event of termination for cause, and if the participant’s employment were to end due to disability, voluntary termination or termination without cause, the participant would be entitled to receive certain reduced benefits based on vesting and other conditions. The estimated cost of an annuity to pay this obligation is being accrued over the vesting period for each officer. The Company recognized expense of $676,173, $526,429, and $506,031 during 2006, 2005, and 2004, respectively, related to these agreements. The total amount accrued at December 31, 2006 and 2005 was $2,855,103 and $2,232,930, respectively.

(14)	Stock Option Plan

During 2000, the Company adopted the 2000 Long-Term Incentive Plan (the 2000 Plan) which allows for stock option awards for up to 253,000 shares of the Company’s common stock to employees, officers, and directors of the Company. The Company believes that such awards better align the interests of its employees with those of its shareholders. Under the provisions of the 2000 Plan, the option price is determined by a committee of the board of directors at the time of grant and may not be less than 100% of the fair value of the common stock on the date of the grant of such option. Generally, when granted, these options vest over a five-year period. However, there were 10,000 options granted in 2005, that vest based on specific loan growth performance targets. All options must be exercised within a ten-year period. As of December 31, 2006, all options under this plan had been issued.

During 2006, the Company adopted the 2006 Long-Term Incentive Plan (the 2006 Plan), approved by shareholders at the annual meeting, which allows for stock options awards for

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004

up to 250,000 shares of the Company’s common stock to key employees, officers, directors and independent contractors providing material services to the Company. The purpose of the Plan is to enhance stockholder investment by attracting, retaining and motivating key employees, officers, directors and independent contractors of the Company, and to encourage stock ownership by such persons by providing them with a means to acquire a proprietary interest in the Company’s success, and to align the interests of management with those of stockholders. Under the provisions of the 2006 Plan, the option price is determined by a committee of the board of directors at the time of grant and may not be less than 100% of the fair value of the common stock on the date of the grant of such option. Notwithstanding the foregoing, in the case of an Incentive Stock Option granted to a Participant who is a Ten Percent Stockholder, the Option Price shall not be less than one hundred and ten percent (110%) of the Fair Market Value of the Common Stock on the Date of Grant. Generally, when granted, these options vest over a five-year period. All options must be exercised within a ten year period from the date of the grant; however, options issued to a ten percent stockholder must be exercised within a five year period from its date of grant. As of December 31, 2006, 44,834 options had been granted under this Plan.

The Company periodically purchases treasury stock and uses it for stock option exercises, when available. If treasury stock is not available, additional stock is issued. The Company repurchased 1,599 shares during the 2006 year.

Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-based Payment, which requires the Company to compute the fair value of options at the date of grant and to recognize such costs as compensation expense ratably over the vesting period of the options. For the year ended December 31, 2006, the Company recognized $415,000 as compensation expense resulting from all stock options. This expense includes $138,000 related to the accelerated stock option vesting period for two key employees.

The fair value of each option is estimated on the date of grant using the Black-Scholes valuation model that uses the assumptions noted in the following table. Expected volatility is the measure of the amount by which the share price is expected to fluctuate during a period. The method used to calculate historical average annualized volatility is based on the closing price of the first trade of each month. Expected dividends are based on the Company’s historical pattern of dividend payments. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The risk-free rate is the U.S. Treasury note at the time of grant for the expected term of the option.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004

The fair value of all options granted was determined using the following weighted average assumptions as of grant date.

	2006	2005	2004
Options granted	55,000	51,500	5,000
Risk-free interest rate	5.01%	4.25%	4.18%
Dividend yield	2.00%	2.00%	2.00%
Expected life at date of grant	7.92 years	8.54 years	10 years
Volatility	38.07%	31.18%	29.45%

A summary of activity for stock options with a specified vesting period follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding - December 31, 2005	205,434	$21.35
Granted in 2006	55,000	39.85
Options exercised in 2006	(22,649)	(10.84)

Options Outstanding - December 31, 2006	237,785	$26.64	7.08	$2,939,023

Exercisable at December 31, 2006	125,065	$19.41	5.88	$2,450,023

Information related to the stock options that vest over a specified period follows:

	2006	2005	2004
Intrinsic value of options exercised	$653,162	$511,417	$108,140
Intrinsic value of options lapsed	—	66,146	—
Cash received from option exercises	176,127	3,017	19,660
Fair market value of stock received from option exercises	69,496	286,932	38,150
Weighted average grant-date fair value	16.23	12.64	10.17

All stock options issued are incentive stock options and therefore, no tax benefit is realized.

As of December 31, 2006, there was $869,000 of total unrecognized compensation cost related to nonvested options that vest over a five year period. That cost is expected to be recognized over a weighted average period of 3.4 years.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004

The following table provides information for stock options that vest based on specific loan growth performance targets.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding - December 31, 2005	10,000	$34.30
Granted in 2006	—	—
Options exercised in 2006	—	—

Options Outstanding - December 31, 2006	10,000	$34.30	8.5	$47,000

Exercisable at December 31, 2006	2,000	$34.30	8.5	$9,400

As of December 31, 2006, there was $53,000 of total unrecognized compensation cost related to nonvested options granted based on performance. That cost is expected to be recognized over a weighted average period of 3.8 years.

(15)	Other Operating Expenses

Components of other operating expenses exceeding 1% of total revenues include the following for the years ended December 31, 2006, 2005, and 2004:

	2006	2005	2004
Marketing and business development	$1,405,308	$1,118,760	1,099,851
Processing expense	1,479,566	1,072,746	1,163,255
Legal and professional fees	1,369,351	1,094,340	846,852
Data processing expense	666,500	532,388	502,808
Loan costs	441,949	395,513	604,389
Office supplies expense	659,740	508,199	484,633

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004

(16)	Fair Value of Financial Instruments

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

The fair value of investment securities is based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. The carrying amount of related accrued interest receivable approximates its fair value and is not disclosed.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004

(c)	Loans

The fair value of loans is calculated using discounted cash flows by loan type. The discount rate used to determine the present value of the loan portfolio is an estimated market rate that reflects the credit and interest rate risk inherent in the loan portfolio. The estimated maturity is based on the Company’s historical experience with repayments adjusted to estimate the effect of current market conditions. The carrying amount of related accrued interest receivable approximates its fair value and is not disclosed. The carrying amount of real estate loans originated for sale approximates their fair value. The allowance for loan losses is considered a reasonable discount for credit risk.

(d)	Deposits

Fair values for certificates of deposit have been determined using discounted cash flows. The discount rate used is based on estimated market rates for deposits of similar remaining maturities. The carrying amounts of all other deposits, due to their short-term nature, approximate their fair values. The carrying amount of related accrued interest payable approximates its fair value and is not disclosed.

(e)	Federal Funds Sold and Securities Sold Under Repurchase Agreements

Fair value approximates the carrying value of such liabilities due to their short-term nature.

(f)	Other Borrowed Funds

Fair value approximates the carrying value of such liabilities as the borrowings are at a variable rate of interest.

(g)	Advances from FHLB

The fair value of the FHLB advances is obtained from the FHLB and is calculated by discounting contractual cash flows using an estimated interest rate based on the current rates available to the Company for debt of similar remaining maturities and collateral terms.

(h)	Subordinated debentures

The fair value approximates the carrying value of the subordinated debentures as the debentures are at a variable rate of interest.

(i)	Commitments

The difference between the carrying values and fair values of commitments to extend credit are not significant.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004

The carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2006 and 2005 are as follows:

	December 31
	2006		2005
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets:
Cash and cash equivalents	$40,910,605	40,910,605	22,563,056	22,563,056
Investment securities	207,042,616	207,120,193	205,615,517	205,736,818
Loans, net	740,192,151	736,229,967	592,109,824	589,674,894
Financial liabilities:
Deposits	801,763,089	801,315,842	663,654,849	663,472,304
Federal funds purchased and securities sold under repurchase agreements	70,019,551	70,019,551	67,013,416	67,013,416
Other borrowed funds	1,000,000	1,000,000	1,000,000	1,000,000
Advances from FHLB	60,000,000	59,245,972	52,000,000	50,762,393
Subordinated debentures	20,000,000	20,000,000	10,000,000	10,000,000

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004

(17)	Condensed Financial Statements of Southeastern Bank Financial Corporation (Parent Only)

The following represents Parent Company only condensed financial information of Southeastern Bank Financial Corporation:

Condensed Balance Sheets

	December 31
	2006	2005
Assets
Cash and due from banks	$5,103,901	739,183
Investment securities available for sale	10,689,160	10,371,733
Investment in subsidiaries	82,358,768	59,998,151
Premises and equipment, net	863,995	2,470,796
Accrued interest receivable	7,167	—
Deferred tax asset, net	—	3,344
Other assets	134,738	—

	$99,157,729	73,583,207

Liabilities and Stockholders’ Equity
Liabilities:
Accrued interest and other liabilities	$233,605	—
Subordinated debentures	20,000,000	10,000,000

Total liabilities	20,233,605	10,000,000

Stockholders’ equity	78,924,124	63,583,207

	$99,157,729	73,583,207

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004

Condensed Statements of Income

	Years ended December 31
	2006	2005	2004
Income:
Dividend income	$535,507	3,500,000	2,000,000
Interest income on investment securities	687,666	30,421	393
Investment securities gains, net	526,313	—	—
Miscellaneous income	107,000	109,831	102,006

	1,856,486	3,640,252	2,102,399

Expense:
Interest expense	1,246,702	—	—
Salaries and other personnel expense	137,773	—	—
Occupancy expense	55,160	44,800	44,800
Other operating expense	375,143	188,162	61,533

	1,814,778	232,962	106,333

Income before equity in undistributed earnings of subsidiaries	41,708	3,407,290	1,996,066
Equity in undistributed earnings of subsidiaries	10,994,869	6,546,919	6,708,210
Income tax benefit	(123,095)	—	—

Net income	$11,159,672	9,954,209	8,704,276

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004

Condensed Statements of Cash Flows

	Year Ended December 31
	2006	2005	2004
Cash flows from operating activities:
Net income	$11,159,672	9,954,209	8,704,276
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation	44,800	44,800	44,800
Equity in undistributed earnings of subsidiaries	(10,994,869)	(6,546,919)	(6,708,210)
Gain on sale of investment securities	(526,313)	—	—
Stock options compensation cost	137,773	—	—
Loss on disposal of premises and equipment	46,989	—	—
Accretion on investment securities	(453,346)	(30,189)	—
Increase in accrued interest receivable	(7,167)	—	—
Increase in accrued interest payable and other liabilities	65,825	—	—
(Increase) decrease in other assets	(134,738)	—	1,000,000

Net cash (used in) provided by operating activities	(661,374)	3,421,901	3,040,866

Cash flows from investing activities:
Proceeds from sales and maturities of investment securities	65,776,313	—	—
Purchase of investment securities	(64,610,775)	(9,851,378)	—
Investment in subsidiary	(10,002,000)	—	—
Additions to premises and equipment	(434,988)	(1,480,927)	—
Proceeds from sale of premises and equipment	1,950,000	—	—

Net cash used in investing activities	(7,321,450)	(11,332,305)	—

Cash flows from financing activities:
Proceeds from subordinated debentures	10,000,000	10,000,000	—
Proceeds from issuance of common stock	4,999,969	—	—
Purchase of treasury stock	(61,983)	—	(62,042)
Payment of cash dividends	(2,766,571)	(2,733,428)	(2,729,118)
Proceeds from stock options exercised, net of stock redeemed	176,127	3,018	19,660

Net cash provided by (used in) financing activities	12,347,542	7,269,590	(2,771,500)

Net increase (decrease) in cash and cash equivalents	4,364,718	(640,814)	269,366
Cash and cash equivalents at beginning of year	739,183	1,379,997	1,110,631

Cash and cash equivalents at end of year	$5,103,901	739,183	1,379,997

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, 2005, and 2004

(18)	Quarterly Financial Data (Unaudited)

The supplemental quarterly financial data for the years ended December 31, 2006 and 2005 is summarized as follows:

	Quarters ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Interest income	$14,426,728	15,770,294	17,114,518	18,314,285
Interest expense	6,449,547	7,330,432	8,402,442	9,240,052
Net interest income	7,977,181	8,439,862	8,712,076	9,074,233
Provision for loan losses	503,792	456,336	666,913	851,457
Noninterest income	3,255,260	3,806,242	3,455,062	3,476,639
Noninterest expense	7,165,887	7,231,689	7,230,664	7,256,763
Net income	2,459,975	2,926,404	2,925,029	2,848,264
Net income per share - basic	0.47	0.55	0.55	0.52
Net income per share - diluted	0.46	0.55	0.55	0.52

	Quarters ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Interest income	$10,066,120	11,310,753	12,486,415	13,413,848
Interest expense	3,425,387	4,149,674	4,814,966	5,495,246
Net interest income	6,640,733	7,161,079	7,671,449	7,918,602
Provision for loan losses	471,694	515,269	589,260	265,212
Noninterest income	2,700,790	3,188,758	3,282,223	3,205,836
Noninterest expense	5,737,238	6,206,784	6,445,479	6,629,591
Net income	2,083,989	2,405,732	2,598,597	2,865,891
Net income per share – basic	0.40	0.46	0.49	0.54
Net income per share – diluted	0.39	0.45	0.48	0.53

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

As of the end of the period covered by this report, our management, including our Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company’s internal controls or, to management’s knowledge, in other factors that could significantly affect those internal controls subsequent to the date management carried out its evaluation, and there have been no corrective actions with respect to significant deficiencies or material weaknesses.

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

Management has assessed the effectiveness of the Southeastern Bank Financial Corporation’s internal control over financial reporting as of December 31, 2006. In making our assessment, management has utilized the framework published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission “Internal Control-Integrated Framework”. Based on our assessment, management has concluded that, as of December 31, 2006, internal control over financial reporting was effective.

Crowe Chizek and Company LLC, an independent registered public accounting firm, has issued an attestation report on management’s assessment, of the Company’s internal control over financial reporting, and a copy of Crowe Chizek’s report is included with this report.

/s/ R. Daniel Blanton
Chief Executive Officer (principal executive officer)

/s/ Ronald L. Thigpen
Chief Operating Officer

/s/ Darrell R. Rains
Chief Financial Officer (principal financial officer)

Date: March 14, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Southeastern Bank Financial Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls over Financial Reporting that Southeastern Bank Financial Corporation (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Southeastern Bank Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Southeastern Bank Financial Corporation maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated

Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Southeastern Bank Financial Corporation as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the years ended December 31, 2006 and 2005 and our report dated March 14, 2007 expressed an unqualified opinion on those consolidated financial statements.

Crowe Chizek and Company LLC

Brentwood, Tennessee

March 14, 2007

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance

The Company has adopted a Code of Ethics applicable to its senior financial officers. A copy is available, without charge, upon telephonic or written request addressed to Ron Thigpen, Executive Vice President, Chief Operating Officer and Assistant Corporate Secretary, Southeastern Bank Financial Corporation, 3530 Wheeler Road, Augusta, Georgia 30909, telephone (706) 738-6990. The remaining information in response to this item is incorporated by reference to the Company’s definitive Proxy Statement for use in connection with the 2007 annual meeting of shareholders (which definitive Proxy Statement shall be filed with the commission not later than April 30, 2007).

Item 11.	Executive Compensation

The remaining information in response to this item is incorporated by reference to the Company’s definitive Proxy Statement for use in connection with the 2007 annual meeting of shareholders (which definitive Proxy Statement shall be filed with the commission not later than April 30, 2007).

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information regarding compensation plans under which equity securities of the Company are authorized for issuance. All data is presented as of December 31, 2006.

Equity Compensation Plan Table

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	247,785	$26.95	205,166
Equity compensation plans not approved by security holders
Total	247,785	$26.95	205,166

Additional information in response to this item is incorporated by reference to the Company’s definitive Proxy Statement for use in connection with the 2007 annual meeting of shareholders (which definitive Proxy Statement shall be filed with the commission not later than April 30, 2007).

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information in response to this item is incorporated by reference to the Company’s definitive Proxy Statement for use in connection with the 2007 annual meeting of shareholders (which definitive Proxy Statement shall be filed with the commission not later than April 30, 2007).

Item 14.	Principal Accounting Fees and Services

Information in response to this item is incorporated by reference to the Company’s definitive Proxy Statement for use in connection with the 2007 annual meeting of shareholders (which definitive Proxy Statement shall be filed with the Commission not later than April 30, 2007).

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	See Item 8 for a list of the financial statements as filed as a part of this report.
(2)	No financial statement schedules are applicable as the required information is included in the financial statements in Item 8.
(3)	The following exhibits are filed as part of this report:

Exhibit No. and Document

3.1	Articles of Incorporation of the Company (Incorporated by reference to the Company’s registration statement on Form SB-2 filed August 20, 1997 (Registration No. 333-34037))

3.2	Bylaws of the Company (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.)

4.1	Indenture dated December 5, 2005 between the Company and U.S. Bank National Association (Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 8, 2005.)

10.1	Key Officer Compensation Agreement dated January 1, 2000 between the Bank & R. Daniel Blanton (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)*

10.2	First Amendment dated October 15, 2003 to Key Officer Compensation Agreement dated January 1, 2000 between the Bank and R. Daniel Blanton.*

10.3	Key Officer Compensation Agreement dated January 1, 2000 between the Bank & Ronald L. Thigpen (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)*

10.4	First Amendment dated October 15, 2003 to Key Officer Compensation Agreement dated January 1, 2000 between the Bank and Ronald L. Thigpen.*

10.5	2006 Long-term Incentive Plan (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)*

10.6	Form of incentive stock option agreement under the 2006 Long-term Incentive Plan (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)*

10.7	Form of non-qualified stock option agreement under the 2006 Long-term Incentive Plan (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)*

10.8	2000 Long Term Incentive Plan (Incorporated by reference to the Company’s definitive Proxy Statement, filed on March 29, 2001)*

10.9	Form of option agreement under 2000 Long Term Incentive Plan. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.)*

10.10	1997 Long-term Incentive Plan. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.)*

10.11	Form of stock appreciation rights agreement under 1997 Long-term Incentive Plan. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.)*

10.12	Non-Qualified Defined Benefit Plan dated October 1, 2000. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.)*

10.13	Salary continuation agreement dated October 1, 2000 between the Company, the Bank and R. Daniel Blanton. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.)*

10.14	First Amendment dated October 15, 2003 to Salary Continuation Agreement dated October 1, 2000 between the Company, the Bank and R. Daniel Blanton.*

10.15	Salary continuation agreement dated October 1, 2000 between the Company, the Bank and Ronald L. Thigpen. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.)*

10.16	First amendment dated October 15, 2006 to Salary Continuation Agreement dated October 1, 2000 between the Company, the Bank and Ronald L. Thigpen.*

10.17	Salary continuation agreement dated October 15, 2003 between the Company, the Bank and R. Daniel Blanton. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.)*

10.18	Salary continuation agreement dated October 15, 2003 between the Company, the Bank and Ronald L. Thigpen. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.)*

10.19	Salary continuation agreement dated October 1, 2005 between the Bank and Darrell R. Rains.*

10.20	Change in Control Agreement dated January 3, 2006 between the Bank and Darrell R. Rains.*

11.1	Statement Re: Computation of Net Income Per Share

14.1	Code of Ethics (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003)

21.1	Subsidiaries of the Company

31.1	Certification by the Chief Executive Officer (principal executive officer)

31.2	Certification by the Chief Financial Officer (principal financial officer)

32.1	Certification by the Chief Executive Officer and Chief Financial Officer

*	Denotes a management compensatory agreement or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHEASTERN BANK FINANCIAL CORPORATION

By:	/s/ Robert W. Pollard, Jr.
Robert W. Pollard, Jr. Chairman of the Board

March 14, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

March 14, 2007

SIGNATURE	TITLE

/s/ Robert W. Pollard, Jr. Robert W. Pollard, Jr.	Chairman of the Board and Director

/s/ Edward G. Meybohm Edward G. Meybohm	Vice Chairman of the Board and Director

/s/ R. Daniel Blanton Daniel Blanton	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Ronald L. Thigpen Ronald L. Thigpen	Executive Vice President, Chief Operating Officer and Director

/s/ Darrell R. Rains Darrell R. Rains	Group Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ William J. Badger	Director
William J. Badger

/s/ Warren A. Daniel	Director
Warren A. Daniel

/s/ Randolph R. Smith, M.D.	Director
Randolph R. Smith, M.D.

/s/ John W. Trulock, Jr.	Director
John W. Trulock, Jr.

EXHIBIT INDEX

(a)	Exhibits

Page

3.1	Articles of Incorporation of the Company (Incorporated by reference to the Company’s registration statement on Form SB-2 filed August 20, 1997 (Registration No. 333-34037))

3.2	Bylaws of the Company (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.)

4.1	Indenture dated December 5, 2005 between the Company and U.S. Bank National Association (Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 8, 2005.)

10.1	Key Officer Compensation Agreement dated January 1, 2000 between the Bank & R. Daniel Blanton (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)*

10.2	First Amendment dated October 15, 2003 to Key Officer Compensation Agreement dated January 1, 2000 between the Bank and R. Daniel Blanton.*	127

10.3	Key Officer Compensation Agreement dated January 1, 2000 between the Bank & Ronald L. Thigpen (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)*

10.4	First Amendment dated October 15, 2003 to Key Officer Compensation Agreement dated January 1, 2000 between the Bank and Ronald L. Thigpen.*	131

10.5	2006 Long-term Incentive Plan (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)*

10.6	Form of incentive stock option agreement under the 2006 Long-term Incentive Plan (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)*

10.7	Form of non-qualified stock option agreement under the 2006 Long-term Incentive Plan (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)*

10.8	2000 Long Term Incentive Plan (Incorporated by reference to the Company’s definitive Proxy Statement, filed on March 29, 2001)*

10.9	Form of option agreement under 2000 Long Term Incentive Plan. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.)*

10.10	1997 Long-term Incentive Plan. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.)*

10.11	Form of stock appreciation rights agreement under 1997 Long-term Incentive Plan. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.)*

10.12	Non-Qualified Defined Benefit Plan dated October 1, 2000. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.)*

10.13	Salary continuation agreement dated October 1, 2000 between the Company, the Bank and R. Daniel Blanton. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.)*

10.14	First Amendment dated October 15, 2003 to Salary Continuation Agreement dated October 1, 2000 between the Company, the Bank and R. Daniel Blanton.*	135

10.15	Salary continuation agreement dated October 1, 2000 between the Company, the Bank and Ronald L. Thigpen. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.)*

10.16	First Amendment dated October 15, 2003 to Salary Continuation Agreement dated October 1, 2000 between the Company, the Bank and Ronald L. Thigpen.*	140

10.17	Salary continuation agreement dated October 15, 2003 between the Company, the Bank and R. Daniel Blanton. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.)*

10.18	Salary continuation agreement dated October 15, 2003 between the Company, the Bank and Ronald L. Thigpen. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.)*

10.19	Salary continuation agreement dated October 1, 2005 between the Bank and Darrell R. Rains.*	145

10.20	Change in Control Agreement dated January 3, 2006 between the Bank and Darrell R. Rains.*	154

11.1	Statement Re: Computation of Net Income Per Share	162

14.1	Code of Ethics (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003)

21.1	Subsidiaries of the Company	163

31.1	Certification by the Chief Executive Officer (principal executive officer)	164

31.2	Certification by the Chief Financial Officer (principal financial officer)	166

32.1	Certification by the Chief Executive Officer and Chief Financial Officer	168

*	Denotes a management compensatory agreement or arrangement.