Form 10-Q
period 2007-03-31
Southeastern Bank Financial CORP
filed 2007-05-09
CIK 880116

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

(Mark  One)

 X   Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act
---  of  1934
     For  the  quarterly  period  ended  March  31,  2007.
                                         ----------------

                                       or

     Transition Report under Section 13 or 15(d) of the Securities Exchange --- Act of 1934
     For  the  transition  period  from                    to                 .
                                          --------------        --------------

                          Commission File No.  0-23980
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

     Indicate  by  check  mark  whether  the  registrant  is a shell company (as
defined  in  Rule  12b-2  of  the  Exchange  Act):  Yes      No  X
                                                        ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     5,432,514 shares of common stock, $3.00 par value per share, outstanding as of April 30, 2007.

                           SOUTHEASTERN BANK FINANCIAL CORPORATION
                                          FORM 10-Q
                                            INDEX
                                                                                 Page
Part I

        Item 1.   Financial Statements (Unaudited)

                  Consolidated Balance Sheets as of March 31, 2007 and
                    December 31, 2006                                              3

                  Consolidated Statements of Income for the Three Months
                    ended March 31, 2007 and 2006                                  4

                  Consolidated Statements of Cash Flows for the Three
                    Months ended March 31, 2007 and 2006                           5

                  Notes to Consolidated Financial Statements                       6

        Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                 13

        Item 3.   Quantitative and Qualitative Disclosures about Market Risk      27

        Item 4.   Controls and Procedures                                         27

Part II   Other Information

        Item 1.   Legal Proceedings                                                *
        Item 1A.  Risk Factors                                                    28
        Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds     28
        Item 3.   Defaults Upon Senior Securities                                  *
        Item 4.   Submission of Matters to a Vote of Security Holders              *
        Item 5.   Other Information                                                *
        Item 6.   Exhibits                                                        29

Signature                                                                         30

* No information submitted under this caption

                                     PART I
                              FINANCIAL INFORMATION

                  SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
                                Consolidated Balance Sheets
                                        (Unaudited)


                                                              March 31,      December 31,
                        ASSETS                                  2007             2006
                                                           ---------------  ---------------
Cash and due from banks                                    $   27,550,298   $   25,709,915
Federal funds sold                                             52,027,000       14,688,000
Interest-bearing deposits in other banks                          512,690          512,690
                                                           ---------------  ---------------
        Cash and cash equivalents                              80,089,988       40,910,605

Investment securities
  Available-for-sale                                          203,052,083      199,135,716
  Held-to-maturity, at cost (fair values of
    $1,988,286 and $3,048,196, respectively)                    1,935,488        2,970,619

Loans held for sale                                             9,870,968       14,857,315

Loans                                                         764,287,169      735,111,615
  Less allowance for loan losses                              (10,273,905)      (9,776,779)
                                                           ---------------  ---------------
        Loans, net                                            754,013,264      725,334,836

Premises and equipment, net                                    23,955,291       23,402,588
Accrued interest receivable                                     5,900,961        5,982,654
Bank-owned life insurance                                      16,146,854       15,982,052
Restricted equity securities                                    5,011,981        4,936,281
Other assets                                                    7,606,427        7,689,596
                                                           ---------------  ---------------

                                                           $1,107,583,305   $1,041,202,262
                                                           ===============  ===============

          LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
    Noninterest-bearing                                    $  111,366,348   $  106,846,160
    Interest-bearing:
      NOW accounts                                            131,914,257      119,334,300
      Savings                                                 282,749,595      255,065,766
      Money management accounts                                50,245,625       45,897,176
      Time deposits over $100,000                             210,766,546      193,860,714
      Other time deposits                                      87,589,731       80,758,973
                                                           ---------------  ---------------
                                                              874,632,102      801,763,089

Federal funds purchased and securities sold
  under repurchase agreements                                  61,328,650       70,019,551
Advances from Federal Home Loan Bank                           60,000,000       60,000,000
Other borrowed funds                                              900,000        1,000,000
Accrued interest payable and other liabilities                  8,925,585        9,495,498
Subordinated debentures                                        20,000,000       20,000,000
                                                           ---------------  ---------------

        Total liabilities                                   1,025,786,337      962,278,138
                                                           ---------------  ---------------

Stockholders' equity:
  Common stock, $3.00 par value; 10,000,000 shares
    authorized; 5,434,045 and 5,433,285 shares issued in
    2007 and 2006, respectively; 5,432,945 and 5,432,854
    shares outstanding in 2007 and 2006, respectively          16,302,135       16,299,855
  Additional paid-in capital                                   39,103,814       38,989,058
  Retained earnings                                            27,339,916       25,287,006
  Treasury stock, at cost; 1100 and 431 shares in
    2007 and 2006, respectively                                   (42,350)         (16,809)
  Accumulated other comprehensive loss, net                      (906,547)      (1,634,986)
                                                           ---------------  ---------------

        Total stockholders' equity                             81,796,968       78,924,124
                                                           ---------------  ---------------

                                                           $1,107,583,305   $1,041,202,262
                                                           ===============  ===============

See accompanying notes to consolidated financial statements.

       SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Income
                           (Unaudited)

                                                  Three Months Ended
                                                       March 31,
                                               ------------------------
                                                  2007         2006
                                               -----------  -----------
Interest income:
  Loans, including fees                        $15,503,670  $11,812,088
  Investment securities                          2,611,334    2,456,072
  Federal funds sold                               366,082      150,593
  Interest-bearing deposits in other banks           6,490        7,975
                                               -----------  -----------
        Total interest income                   18,487,576   14,426,728
                                               -----------  -----------

Interest expense:
  Deposits                                       7,492,193    4,918,651
  Federal funds purchased and securities sold
    under repurchase agreements                    867,145      683,908
  Other borrowings                               1,074,739      846,988
                                               -----------  -----------
        Total interest expense                   9,434,077    6,449,547
                                               -----------  -----------

        Net interest income                      9,053,499    7,977,181

Provision for loan losses                          575,798      503,792
                                               -----------  -----------

        Net interest income after provision
          for loan losses                        8,477,701    7,473,389
                                               -----------  -----------

Noninterest income:
  Service charges and fees on deposits           1,397,016    1,352,144
  Gain on sales of loans                         1,284,278    1,254,345
  Investment securities gains, net                  33,191            -
  Retail investment income                         323,239      167,411
  Trust service fees                               273,536      192,465
  Increase in cash surrender value of
    bank-owned life insurance                      164,802      139,270
  Miscellaneous income                             167,679      149,625
                                               -----------  -----------
        Total noninterest income                 3,643,741    3,255,260
                                               -----------  -----------

Noninterest expense:
  Salaries and other personnel expense           4,795,507    4,439,980
  Occupancy expenses                               760,344      748,736
  Other operating expenses                       2,266,935    1,977,171
                                               -----------  -----------
        Total noninterest expense                7,822,786    7,165,887
                                               -----------  -----------

        Income before income taxes               4,298,656    3,562,762

Income tax expense                               1,539,376    1,102,787
                                               -----------  -----------

        Net income                             $ 2,759,280  $ 2,459,975
                                               ===========  ===========

Basic net income per share                     $      0.51  $      0.47
                                               ===========  ===========

Diluted net income per share                   $      0.50  $      0.46
                                               ===========  ===========

Weighted average common shares outstanding       5,433,639    5,273,688
                                               ===========  ===========

Weighted average number of common and
  common equivalent shares outstanding           5,503,845    5,327,383
                                               ===========  ===========

See accompanying notes to consolidated financial statements.

                            SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
                                     Consolidated Statements of Cash Flows
                                                  (Unaudited)

                                                                                 Three Months Ended March 31,
                                                                                    2007             2006
                                                                               ---------------  ---------------
Cash flows from operating activities:
Net income                                                                     $    2,759,280   $    2,459,975
  Adjustments to reconcile net income to net cash
    provided by operating activities
      Depreciation                                                                    367,394          376,947
      Provision for loan losses                                                       575,798          503,792
      Net accretion of discount on investment securities                              (64,551)         (50,439)
      Increase in CSV of bank owned life insurance                                   (164,802)        (139,270)
      Stock options compensation cost                                                 133,809           69,706
      Loss (Gain) on disposal of premises and equipment                                43,016           (2,941)
      Gain on sales of loans                                                       (1,284,278)      (1,254,345)
      Real estate loans originated for sale                                       (63,281,103)     (60,698,915)
      Proceeds from sales of real estate loans                                     69,551,728       67,629,556
      Decrease in accrued interest receivable                                          81,693           14,230
      Decrease (Increase) in other assets                                              63,720         (707,038)
      (Decrease) Increase in accrued interest payable and other liabilities          (569,913)          36,823
                                                                               ---------------  ---------------
        Net cash provided by operating activities                                   8,211,791        8,238,081
                                                                               ---------------  ---------------

Cash flows from investing activities:
      Proceeds from maturities of available for sale securities                    15,697,534        6,420,409
      Proceeds from maturities of held-to-maturity securities                       1,035,000                -
      Purchase of available for sale securities                                   (18,563,981)     (12,611,248)
      Purchase of Federal Home Loan Bank stock                                        (75,700)               -
      Net increase in loans                                                       (29,491,577)     (31,576,989)
      Purchase of Bank-owned life insurance                                                 -       (3,500,000)
      Additions to premises and equipment                                            (971,313)        (295,887)
      Proceeds from sale of premises and equipment                                      8,200            6,638
                                                                               ---------------  ---------------
        Net cash used in investing activities                                     (32,361,837)     (41,557,077)
                                                                               ---------------  ---------------

Cash flows from financing activities:
      Net increase in deposits                                                     72,869,013       61,448,017
      Net decrease in federal funds purchased and
        securities sold under repurchase agreements                                (8,690,901)     (10,527,362)
      Payments of Federal Home Loan Bank advances                                           -       (5,000,000)
      Proceeds from subordinated debentures                                                 -       10,000,000
      Principal payments on other borrowed funds                                     (100,000)        (650,000)
      Purchase of treasury stock                                                      (42,350)               -
      Payment of cash dividends                                                      (706,370)        (685,853)
      Proceeds from stock options exercised                                                37          164,088
                                                                               ---------------  ---------------
        Net cash provided by financing activities                                  63,329,429       54,748,890
                                                                               ---------------  ---------------

        Net increase in cash and cash equivalents                              $   39,179,383   $   21,429,894

Cash and cash equivalents at beginning of period                                   40,910,605       22,563,056

                                                                               ---------------  ---------------
Cash and cash equivalents at end of period                                     $   80,089,988   $   43,992,950
                                                                               ===============  ===============

Supplemental disclosures of cash paid during the period for:
      Interest                                                                 $    9,763,822   $    6,605,609
                                                                               ===============  ===============

      Income taxes                                                             $      816,891   $      445,000
                                                                               ===============  ===============

See accompanying notes to consolidated financial statements.

             SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                 March 31, 2007

Note  1  -  Basis  of  Presentation

The accompanying consolidated financial statements include the accounts of Southeastern Bank Financial Corporation (the "Company"), and its wholly-owned subsidiaries, Georgia Bank & Trust Company (the "Bank") and Southern Bank & Trust (the "Thrift"). Significant intercompany transactions and accounts are eliminated in consolidation.

The financial statements for the three months ended March 31, 2007 and 2006 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2006.

In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations and cash flows for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results of operations which the Company may achieve for the entire year.

Some items in the prior period financial statements were reclassified to conform to the current presentation.

Note  2  -  Comprehensive  Income

Other comprehensive income for the Company consists of changes in net unrealized gains and losses on investment securities available for sale. Total comprehensive income for the three months ended March 31, 2007 was $2,268,000 compared to $2,845,000 for the three months ended March 31, 2006.

Note  3  -  Stock-based  Compensation

During  2000,  the  Company  adopted the 2000 Long-Term Incentive Plan (the 2000
Plan) which allows for stock option awards for up to 253,000 shares of the Company's common stock to employees, officers, and directors of the Company. The Company believes that such awards better align the interests of its employees with those of its shareholders. Under the provisions of the 2000 Plan, the option price is determined by a committee of the board of directors at the time of grant and may not be less than 100% of the fair value of the common stock on the date of the grant of such option. Generally, when granted, these options vest over a five-year period. However, there were 10,000 options granted in 2005, that vest based on specific loan growth performance targets. All options must be exercised within a ten-year period. As of March 31, 2007, all options under this plan had been issued.

During  2006,  the  Company  adopted the 2006 Long-Term Incentive Plan (the 2006
Plan), approved by shareholders at the annual meeting, which allows for stock options awards for up to 250,000 shares of the Company's common stock to key employees, officers, directors and independent contractors providing material services to the Company. The purpose of the Plan is to enhance stockholder investment by attracting, retaining and motivating key employees, officers, directors and independent contractors of the Company, and to encourage stock ownership by such persons by providing them with a means to acquire a proprietary interest in the Company's success, and to align the interests of management with those of stockholders. Under the provisions of the 2006 Plan, the option price is determined by a committee of the board of directors at the time of grant and may not be less than 100% of the fair value of the common stock on the date of the grant of such option. Notwithstanding the foregoing, in the case of an Incentive Stock Option granted to a Participant who is a Ten Percent Stockholder, the Option Price shall not be less than one hundred and ten percent (110%) of the Fair Market Value of the Common Stock on the Date of Grant. Generally, when granted, these options vest over a five-year period. All options must be exercised within a ten year period from the date of the grant; however, options issued to a ten percent stockholder must be exercised within a five year period from its date of grant. As of March 31, 2007, 62,334 options had been granted under this Plan.

The Company periodically purchases treasury stock and uses it for stock option exercises, when available. If treasury stock is not available, additional stock is issued. The Company estimates it will repurchase 25,000 shares or less during the 2007 year.

The Company will accept as payment for options exercised, at the optionee's discretion, cash or shares of the Company's stock at market value, or a combination of cash and Company stock. For the three months ended March 31, 2007, the Company received $37 in cash and stock with a fair market value of $18,000. For the three months ended March 31, 2006, the Company received $164,088 in cash and additional stock with a fair market value of $22,000. All options issued are incentive stock options and therefore, no tax benefit is realized.

Effective January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004), Accounting for Stock-Based Compensation, which requires the Company to compute the fair value of options at the date of grant and to recognize such costs as compensation expense ratably over the vesting period of the options. For the three months ended March 31, 2007 and March 31, 2006, the Company recognized $134,000 and $70,000, respectively, as compensation expense resulting from all stock options.

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

                                   Three Months Ended
                                         March
                                ------------------------
                                    2007        2006
                                -----------  -----------
Options granted                     17,500        5,000
Risk-free interest rate               4.88%        4.36%
Dividend yield                        2.00%        2.00%
Expected life at date of grant        7.86         7.92
Volatility                           38.83%       33.47%

A summary of activity for stock options with a specified vesting period follows:

                                          For The Three Months Ended March 31, 2007 and 2006
                                         -----------------------------------------------------
                                                                      Weighted
                                                     Weighted         average
                                                      average        remaining      Aggregate
                                                     exercise     contractual life  Intrinsic
                                          Shares    price/share       in years        Value
                                         --------  -------------  ----------------  ----------
Options outstanding - December 31, 2006  237,785   $      26.64

Granted in 2007                           17,500          39.39

Options exercised in 2007                 (1,200)        (15.05)
                                         --------  -------------

Options outstanding - March 31, 2007     254,085   $      27.58               7.04  $2,393,481
                                         ========  =============  ================  ==========

Exercisable at March 31, 2007            139,205   $      19.47               5.61  $2,440,264
                                         ========  =============  ================  ==========


Options outstanding - December 31, 2005  205,434   $      21.35

Granted in 2006                            5,000          39.25

Options exercised in 2006                (16,874)        (11.00)
                                         --------  -------------

Options outstanding - March 31, 2006     193,560   $      22.72               7.11  $2,847,268
                                         ========  =============  ================  ==========

Exercisable at March 31, 2006             96,743   $      17.12               6.25  $2,019,994
                                         ========  =============  ================  ==========

Information related to the stock options that vest over a specified period follows:

                                                               March 31
                                                           -----------------
                                                            2007      2006
                                                           -------  --------
Intrinsic value of options exercised                       $31,085  $455,606
Cash received from option exercises                             37   164,088
Fair market value of stock received from option exercises   18,018    21,567
Weighted average grant-date fair value                       15.97     14.13

All stock options issued are incentive stock options and therefore, no tax benefit is realized.

As of March 31, 2007 and 2006, there was $1,702,000 and $707,000, respectively of total unrecognized compensation cost related to nonvested options that vest over a five year period. That cost is expected to be recognized over a weighted average period of 3.8 years and 3.02 years, respectively.

The following table provides information for stock options that vest based on specific loan growth performance targets.

                                        For the Three Months Ended March 31, 2007 and 2006
                                        --------------------------------------------------
                                                                  Weighted
                                                                  average
                                                                 remaining      Aggregate
                                                 Exercise     contractual life  Intrinsic
                                        Shares  price/share       in years        Value
                                        ------  ------------  ----------------  ----------
Options outstanding- December 31, 2006  10,000  $      34.30

Granted in 2007                              -             -

Options exercised in 2007                    -             -
                                        ------  ------------

Options outstanding - March 31, 2007    10,000  $      34.30               8.3  $   27,000
                                        ======  ============  ================  ==========

Exercisable at March 31, 2007            2,000  $      34.30               8.3  $   54,000
                                        ======  ============  ================  ==========


Options outstanding- December 31, 2005  10,000  $      34.30

Granted in 2006                              -             -

Options exercised in 2006                    -             -
                                        ------  ------------

Options outstanding - March 31, 2006    10,000  $      34.30               9.3  $   87,000
                                        ======  ============  ================  ==========

Exercisable at March 31, 2006                -  $          -                 -  $        -
                                        ======  ============  ================  ==========

As of March 31, 2007 and 2006, there was $83,000 and $66,000 of total unrecognized compensation cost related to nonvested options granted based on performance. That cost is expected to be recognized over a weighted average period of 3.3 years and 4.3years, respectively.

Note 4 - Cash Dividend Declared

On January 17, 2007, the Company declared a quarterly cash dividend of $0.13 per share on outstanding shares. The dividend was paid on February 21, 2007 to shareholders of record as of February 9, 2007.

On April 14, 2007, the Company declared a quarterly cash dividend of $0.13 per share on outstanding shares. The dividend is payable on May 21, 2007 to shareholders of record as of May 9, 2007.

Note 5 - Recently Issued Accounting Standards on the Financial Statements

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

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance). This issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy. This issue is effective for fiscal years beginning after December 15, 2006. The Company does not have any of the above mentioned consideration in the Company's life insurance policies.

The Company does not expect that the following newly issued accounting standards will have a material effect on the financial statements when adopted in future years. In general, these standards revise the accounting for derivatives embedded in other financial instruments for 2007, revise the recognition and accounting for servicing of financial assets for 2007, and revise the accrual of post-retirement benefits associated with providing split-dollar life insurance for 2008. The Company did not have any of these assets or liabilities as of March 31, 2007.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), on January 1, 2007. The adoption of FIN 48 had no affect on the Company's financial statements. The Company has no unrecognized tax benefits and does not anticipate any increase in unrecognized benefits during 2007 relative to any tax positions taken prior to January 1, 2007. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company's policy to record such accruals in its income taxes accounts; no such accruals exist as of January 1, 2007. The Company and its subsidiaries file a consolidated U.S. federal income tax return and files in the state of Georgia. These returns are subject to examination by taxing authorities for all years after 2002.

In February 2007 the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value with an objective of improving financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS No. 159 are effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Management is currently evaluating the impact, if any, that adoption of SFAS No. 159 will have on the Company's financial position, results of operations and liquidity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
--------

Southeastern Bank Financial Corporation (the "Company") operates two wholly-owned subsidiaries in the Augusta-Richmond County, GA-SC metropolitan area. Georgia Bank & Trust Company (the "Bank") was organized by a group of local citizens and commenced business on August 28, 1989, with one branch location. Today, it is Augusta's largest community banking company operating eight full service branches in Augusta, Martinez, and Evans, Georgia, and one branch in Athens, Georgia. Mortgage origination offices are located in Augusta, Savannah and Athens, Georgia. Southern Bank & Trust (the "Thrift"), a federally chartered thrift, opened its main office in Aiken, South Carolina on September 12, 2006. The Company's operations campus is located in Augusta, Georgia and services both subsidiaries.

The Company's primary market area includes Richmond and Columbia Counties in Georgia and Aiken County in South Carolina, all part of the Augusta-Richmond County, GA-SC metropolitan statistical area (MSA). The 2005 population of the Augusta-Richmond County, GA-SC MSA was 520,332, the second largest in Georgia and fourth largest in South Carolina. The Augusta market area has a diversified economy based principally on government, public utilities, health care, manufacturing, construction, and wholesale and retail trade. Augusta is one of the leading medical centers in the Southeast. The Company entered the Athens, GA market in December 2005. The 2005 population for the Athens-Clarke County, GA MSA was 175,085, ranked sixth in the state of Georgia. The Athens market area has a diversified economy based primarily on government, retail services, tourism, manufacturing, other services, and health care, with the largest share of government jobs in the state.

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

The Company's primary source of income is from its lending activities followed by interest income from its investment activities, service charges and fees on deposits, and gain on sales of mortgage loans in the secondary market. Interest income on loans and investment securities increased during the first three months of 2007 as compared to the first three months of 2006 due to rising interest rates and increased volumes. Service charges and fees on deposits increased for the three months of 2007 as compared to the same period in 2006 due to increases in NSF income on retail checking accounts and debit/ATM card income, both the result of new account growth. However, this increase was somewhat offset by the decision to discontinue daily overdraft balance fees and debit card fees in 2007, and a decrease in service charge income primarily due to the increase in the earnings credit applied to average balances maintained in those accounts. Gain on sales of mortgage loans did not change significantly during the first three months of 2007 compared to the same period in 2006. Other significant contributors to income are trust services fees and retail investment income.

                                     Table 1 - Selected Financial Data

                                 March 31,    December 31,    December 31,
                                   2007           2006            2002
                                -----------  --------------  --------------
                                          (Dollars in thousands)
Assets                          $1,107,583   $   1,041,202   $     569,832
Loans                              774,158         749,969         396,699
Deposits                           874,632         801,763         439,557

Return on average total assets        1.06%           1.10%           1.14%
Return on average equity             13.97%          14.69%          13.95%

The Company continues to experience steady growth as evidenced in Table 1 above. The Company has also achieved significant increases in loans and deposits and continues to provide strong returns on assets and equity as noted in the table above. Net income for 2002 was $6.0 million compared to net income of $11.2 million for 2006. Net income for the three months ended March 31, 2007 was $2.8 million. The Company has paid cash dividends of $0.13 per share each quarter since 2004.

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

Performance Overview -- Net Income
----------------------------------

The Company's net income for the first quarter of 2007 was $2.8 million, which was an increase of $299,000 (12.2%) compared to net income of $2.5 million for the first quarter of 2006. Diluted net income per share for the three months ended March 31, 2007 was $0.50 compared to $0.46 for the three months ended March 31, 2006. The increase in net income for the three months ended March 31, 2007 as compared with the three months ended March 31, 2006, was primarily a result of increases in net interest income and noninterest income, somewhat offset by increases in noninterest expense. Interest income on both loans and investment securities increased due to increased volumes and higher interest rates. Interest expense on deposits, securities sold under repurchase agreements and other borrowings increased as a result of rising interest rates and higher volumes. Factors contributing to the increase in noninterest income for the three months ended March 31, 2007 were increases in retail investment income and trust income, primarily due to increased volume. Service charges and fees on deposits increased for the three months of 2007 as compared to the same period in 2006 due to increases in NSF income on retail checking accounts and debit/ATM card income, both the result of new account growth. However, this increase was somewhat offset by the decision to discontinue daily overdraft balance fees and debit card fees in 2007, and a decrease in service charge income primarily due to the increase in the earnings credit applied to average balances maintained in those accounts. Increases in cash surrender value of bank owed life insurance increased due to the purchase of additional policies in February 2006. Noninterest expense increased during the three months ended March 31, 2007 compared to the same period ended March 31, 2006, primarily due to increases in salaries and employee benefits related to company growth and increases in other operating expenses. The increase in other noninterest expenses for the three months ended March 31, 2007 include increases in processing expenses for ATM processing and retail investment services. Data processing expense increased primarily due to software maintenance for Southern Bank & Trust, an increase in the Bank's core software maintenance, the addition of a merchant capture service agreement and additional AS400 disk space. Loss on sale of fixed assets increased for the three-month period for the replacement of ATMs and automobiles.

                                  Table 2 - Selected Balance Sheet Data

                                                                                     Variance
                                                March 31,    December 31,  -----------------------------
                                                 2007           2006           Amount            %
                                             -------------  -------------  --------------  -------------
                                                               (Dollars in thousands)
Cash and due from banks                      $      27,550  $      25,710  $       1,840            7.2%
Federal funds sold                                  52,027         14,688         37,339          254.2%
Investment securities                              204,988        202,106          2,882            1.4%
Loans                                              774,158        749,969         24,189            3.2%
Assets                                           1,107,583      1,041,202         66,381            6.4%
Deposits                                           874,632        801,763         72,869            9.1%
Securities sold under repurchase agreements         61,329         70,020         (8,691)        (12.4%)
Liabilities                                      1,025,786        962,278         63,508            6.6%
Stockholders' equity                                81,797         78,924          2,873            3.6%

Table 2 highlights significant changes in the balance sheet at March 31, 2007 as compared to December 31, 2006. Assets increased $66.4 million, primarily the result of higher balances for loans and federal funds sold. These increases were funded by increases in total deposits of $72.9 million, somewhat offset by decreases in securities sold under repurchase agreements. Net income of $2.8 million less dividends paid of $706,000 also contributed to the funding.

The annualized return on average assets for the Company was 1.06% for the three months ended March 31, 2007, compared to 1.13% for the same period last year. While total assets have increased $185.6 million since first quarter 2006, net income has only increased $299,000 resulting in a decrease in ROA. The annualized return on average stockholders' equity was 13.97% for the three months ended March 31, 2007, compared to 15.42% for the same period last year. The decrease is primarily attributable to the issuance of common stock and the related increase in additional paid in capital, the increase in retained earnings due to net income and decreases in accumulated other comprehensive income.

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

                            Table 3 - Average Balances, Income and Expenses, Yields and Rates

                                              Three Months Ended March 31, 2007        Three Months Ended March 31, 2006
                                            --------------------------------------  -------------------------------------
                                                         Annualized                              Annualized
                                                           Average       Amount                    Average      Amount
                                              Average     Yield or      Paid or       Average     Yield or      Paid or
                                              Amount        Rate         Earned       Amount        Rate        Earned
                                            --------------------------------------  -------------------------------------
                                                                         (Dollars in thousands)
Interest-earning assets:
  Loans                                     $   761,022        8.18%  $     15,504  $   607,873        7.88%  $    11,812
  Investment securities                         199,740        5.23%         2,611      201,813        4.94%        2,456
  Federal funds sold                             29,133        5.10%           366       13,893        4.41%          151
  Interest-bearing deposits in other banks          513        5.07%             6          918        3.49%            8
                                            -----------------------------------------------------------------------------
    Total interest-earning assets           $   990,408        7.49%  $     18,487  $   824,497        7.10%  $    14,427
                                            -----------               ------------  -----------               -----------

Interest-bearing liabilities:
  Deposits                                  $   823,269        3.69%  $      7,492  $   688,661        2.90%  $     4,919
  Federal funds purchased / securities
    sold under repurchase agreements             66,690        5.27%           867       62,895        4.41%          684
  Other borrowings                               80,593        5.41%         1,075       61,975        5.54%          847
                                            -----------               ------------  -----------               -----------
    Total interest-bearing liabilities      $   970,552        3.94%  $      9,434  $   813,531        3.22%  $     6,450
                                            -----------               ------------  -----------               -----------

Net interest margin/income:                                    3.76%  $      9,053                     3.97%  $     7,977
                                                                      ============                            ===========

Net interest income increased $1.1 million (13.5%) during the three-month period as the result of increases in interest income that exceeded increases in interest expense as compared to the same period in 2006. Loan interest income increased $3.7 million in the three month period, while deposit interest expense increased $2.6 million in the three month period, all the result of rising interest rates and the continued growth of account balances. The annual average balance for loans was $761.0 million at March 31, 2007 with an annualized average yield of 8.18% compared to $607.9 million at March 31, 2006 with an annualized average yield of 7.88%. Interest-bearing deposits had an annual average balance of $823.3 million with an annualized average rate of 3.69% at March 31, 2007 compared to $688.7 million and 2.90% at March 31, 2006. Some of the other contributing factors during the three month period included increases in interest income on investment securities, increases in interest expense on federal funds purchased and securities sold under repurchase agreements, all the result of increased volumes and higher interest rates.

The Company's net interest margin for the three months ended March 31, 2007 was 3.76% as compared to 3.97% for the three months ended March 31, 2006. The rate for earning assets increased 39 basis points for the three month period with higher average yields on loans and investment securities accounting for most of the increase. The cost to fund earning assets increased 72 basis points for the three month period primarily due to higher rates on deposits and securities sold under repurchase agreements.

Noninterest  Income
-------------------

                          Table 5 - Noninterest Income

                              Three Months Ended
                                   March 31,             Variance
                            -----------  -----------  ---------------
                               2007         2006       Amount     %
                            -----------  -----------  --------  -----
                                       (Dollars in thousands)
Service charges and fees
  on deposits               $     1,397  $     1,352  $     45   3.3%
Gain on sales of loans            1,284        1,254        30   2.4%
Investment securities
  (losses) gains, net                33            -        33   N/A
Retail investment income            323          167       156  93.4%
Trust services fees                 274          193        81  42.0%
Increase in cash surrender
  value of bank-owned
  life insurance                    165          139        26  18.7%
Miscellaneous income                168          150        18  12.0%
                            -----------  -----------  --------  -----
Total noninterest income    $     3,644  $     3,255  $    389  12.0%
                            ===========  ===========  ========  =====

Noninterest income increased $389,000 (12.0%) during the three-month period as compared to the same period in 2006. The most significant changes for the three month period were an increase in retail investment income due to production by new personnel and increases in trust services fees due to increased sales from the continued development of that area. Service charges and fees on deposits increased for the three months of 2007 as compared to the same period in 2006 due to increases in NSF income on retail checking accounts and debit/ATM card income, both the result of new account growth. However, this increase was somewhat offset by the decision to discontinue daily overdraft balance fees and debit card fees in 2007, and a decrease in service charge income primarily due to the increase in the earnings credit applied to average balances maintained in those accounts.

Noninterest  Expense
--------------------

                          Table 6 - Noninterest Expense

                              Three Months Ended
                                    March 31,           Variance
                           ------------------------  ---------------
                              2007         2006       Amount     %
                           -----------  -----------  --------  -----
                                      (Dollars in thousands)
Salaries and other
  personnel expense        $     4,796  $     4,440  $    356   8.0%
Occupancy expenses                 760          749        11   1.5%
Other operating expenses         2,267        1,977       290  14.7%
                           -----------  -----------  --------  -----
Total noninterest expense  $     7,823  $     7,166  $    657   9.2%
                           ===========  ===========  ========  =====

Noninterest expense increased $657,000 (9.2%) during the three-month period. Salaries and other personnel expense increased for first quarter 2007 compared to first quarter 2006 due to the opening of Southern Bank & Trust in Aiken, South Carolina, new personnel due to continued company growth, expansion of the wealth management area, medical expenses and additional stock options expense, somewhat offset by an increase in the contra salary expense in compliance with SFAS No. 91. Other operating expenses increased $290,000 (14.7%) for the three-month period as compared to the same period in 2006. Increases in processing expenses during the three month period were primarily due to ATM processing and retail investment services. Data processing expense increased primarily due to software maintenance for Southern Bank & Trust, an increase in the Bank's core software maintenance, the addition of a merchant capture service agreement and additional AS400 disk space. Loss on sale of fixed assets increased for the three-month period for the replacement of ATMs and automobiles.

Income  Taxes
-------------

Income tax expense totaled $1.5 million in the first quarter of 2007 as compared to $1.1 million in the first quarter of 2006. The effective tax rate for the three months ended March 31, 2007 and 2006 was 35.8% and 31.0%, respectively. For the three months ended March 31, 2007 as compared to the three months ended March 31, 2006, a decrease in nontaxable interest income, an increase in nondeductible stock option expense and an increase in the federal tax rate due to anticipated higher income for the year, resulted in an increase in income tax expense and the effective income tax rate.

Asset  Quality
--------------

Table 5 which follows shows the current and prior period amounts of non-performing assets. Non-performing assets were $2.5 million at March 31, 2007, compared to $2.4 million at December 31, 2006. Significant changes from December 2006 to March 2007 include a $237,000 increase in other real estate owned, a $41,000 decrease in non-performing assets with balances less than $100,000 and a $23,000 decrease for customers with balances greater than $100,000. The ratio of non-performing assets to total loans and other real estate was 0.30% at March 31, 2007, compared to 0.31% at December 31, 2006. The control and monitoring of non-performing assets continues to be a priority of management.

There were no loans past due 90 days or more and still accruing interest at March 31, 2007 and December 31, 2006.

                         Table 7 - Non-Performing Assets
                             (Dollars in thousands)

                                 March 31,   December 31,
                                    2007         2006
                                 ----------  -------------
Nonaccrual loans                 $    2,287  $       2,351
Other real estate owned                 237              -
                                 ----------  -------------
    Total non-performing assets  $    2,524  $       2,351
                                 ==========  =============

Loans past due 90 days or more
  and still accruing interest    $        -  $           -
                                 ==========  =============

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

When reviewing the allowance for loan losses, it is important to understand to whom the Company lends. The following table sets forth the composition of the Company's loan portfolio as of March 31, 2007 and December 31, 2006.

                      Table 8 - Loan Portfolio Composition

                                      March 31, 2007        December 31, 2006
                                -------------------------  ------------------
                                   Amount          %        Amount       %
                                ------------  -----------  ---------  -------
                                            (Dollars in thousands)
Commercial financial and
agricultural . . . . . . . . .  $    83,589        10.80%  $ 80,823    10.78%
                                ------------  -----------  ---------  -------
Real estate
  Commercial . . . . . . . . .      213,707        27.61%   198,453    26.46%
  Residential. . . . . . . . .      160,335        20.71%   158,543    21.14%
  Residential held for sale. .        9,871         1.28%    14,857     1.98%
  Construction and
    development. . . . . . . .      277,137        35.80%   266,875    35.58%
                                ------------  -----------  ---------  -------
      Total real estate. . . .      661,050        85.39%   638,728    85.17%
                                ------------  -----------  ---------  -------
Lease financing. . . . . . . .           72         0.01%       116     0.02%
Consumer
  Direct . . . . . . . . . . .       23,884         3.09%    24,146     3.22%
  Indirect.. . . . . . . . . .        5,750         0.74%     6,232     0.83%
  Revolving. . . . . . . . . .          752         0.10%       843     0.11%
                                ------------  -----------  ---------  -------
    Total consumer . . . . . .       30,386         3.93%    31,221     4.16%
                                ------------  -----------  ---------  -------
Deferred loan origination fees         (939)       -0.12%      (919)   -0.12%
                                ------------  -----------  ---------  -------
    Total. . . . . . . . . . .      774,158       100.00%  $749,969   100.00%
                                ============  ===========  =========  =======

At March 31, 2007, the loan portfolio is comprised of 85.39% real estate loans. Commercial, financial and agricultural loans comprise 10.80%, and consumer loans comprise 3.93% of the portfolio.

Commercial real estate comprises 27.61% of the loan portfolio and is primarily owner occupied properties where the operations of the commercial entity provide the necessary cash flow to service the debt. For this portion of real estate loan portfolio, repayment is not dependent upon the sale of the real estate held as collateral. Construction and development (35.80%) has been an increasingly important portion of the real estate loan portfolio. The Company carefully monitors the loans in this category since the repayment of these loans is generally dependent upon the sale of the real estate in the normal course of business and can be impacted by national and local economic conditions. The residential category, 20.71% of the portfolio, represents those loans that the Company chooses to maintain in its portfolio rather than selling into the secondary market for marketing and competitive reasons and commercial loans secured by residential real estate. The residential held for sale category, 1.28% of the portfolio, comprises loans that are in the process of being sold into the secondary market. In these loans, the credit has been approved by the investor and the interest rate locked so that the Company minimizes credit and interest rate risk with respect to these loans.

The Company has no large loan concentrations to individual borrowers. Unsecured loans at March 31, 2007 were $11.3 million. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may advise additions to the allowance based on their judgments about information available to them at the time of their examination. Such regulatory guidance is considered, and the Company may recognize additions to the allowance as a result.

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management's analysis of potential risk in the loan portfolio. Loans determined to be uncollectible are charged to the allowance for loan losses and subsequent recoveries are added to the allowance. A provision for losses in the amount of $576,000 was charged to expense for the quarter ended March 31, 2007 compared to $504,000 for the quarter ended March 31, 2006. The increase in the provision for loan losses for the three month period is primarily due to the $187,000 provision related to the new Thrift's loan portfolio, offset by a decrease in classified/ watch loans, a decrease in the unallocated reserve, and slower loan growth at the Bank. Additionally, the Bank determined that the reserve for unfunded lines and commitments and standby letters of credit was not needed at March 31, 2007. The Bank had higher recoveries in the first quarter of 2006 as compared to the first quarter of 2007.

      Table 9 - Allowance for Loan Losses

                                2007     2006
                              --------  -------
Beginning balance, January 1  $ 9,777   $9,125
Provision charged to expense      576      504
Recoveries                        231      259
Loans charged off                (310)    (418)
                              --------  -------
Ending balance, March 31      $10,274   $9,470
                              ========  =======

At March 31, 2007 the ratio of allowance for loan losses to total loans was 1.33% compared to 1.30% at December 31, 2006 and 1.51% at March 31, 2006. Management considers the current allowance for loan losses appropriate based upon its analysis of the potential risk in the portfolio, although there can be no assurance that the assumptions underlying such analysis will continue to be correct.

Liquidity  and  Capital  Resources
----------------------------------

The Company's liquidity remains adequate to meet operating and loan funding requirements. The loan to deposit ratio at March 31, 2007 was 88.5% compared to 93.5% at December 31, 2006 and 86.5% at March 31, 2006. The decrease in the loan to deposit ratio from December 31, 2006 to March 31, 2007 reflects deposit growth at a higher rate than loan growth during the period. The increase in the loan to deposit ratio from March 31, 2006 to December 31, 2006 reflects loan growth at a higher rate than deposit growth during that time period. Deposits at March 31, 2007 and December 31, 2006 include $76.3 million and $67.4 million of brokered certificates of deposit, respectively. GB&T has also utilized borrowings from the Federal Home Loan Bank. GB&T maintains a line of credit with the Federal Home Loan Bank approximating 10% of GB&T's total assets. Federal Home Loan Bank advances are collateralized by eligible first mortgage loans, commercial real estate loans and investment securities. These borrowings totaled $60.0 million at March 31, 2007. GB&T maintains repurchase lines of credit with SunTrust Robinson Humphrey, Atlanta, Georgia, for advances up to $20.0 million and with The Bankers Bank, Atlanta, Georgia, for advances up to $10.0 million of which no amounts were outstanding in either case at March 31, 2007. GB&T has a federal funds purchased accommodation with The Bankers Bank, Atlanta, Georgia, for advances up to $16.7 million and with SunTrust Bank, Atlanta, Georgia for advances up to $10.0 million, while SB&T has a federal funds purchased accommodation with The Bankers Bank, Atlanta, Georgia, for advances up to $3.3 million. Additionally, liquidity needs can be satisfied by the structuring of the maturities of investment securities and the pricing and maturities on loans and deposits offered to customers. The Company also uses retail securities sold under repurchase agreements to fund growth. Retail securities sold under repurchase agreements were $61.3 million at March 31, 2007.

Stockholders' equity to total assets was 7.39% at March 31, 2007 compared to 7.58% at December 31, 2006 and 7.16% at March 31, 2006. Stockholders' equity as of March 31, 2007 includes proceeds of $5.0 million from a private placement stock offering held during the third and fourth quarters of 2006. The capital of the Company exceeded all required regulatory guidelines at March 31, 2007. The Company's Tier 1 risk-based, total risk-based and leverage capital ratios were 11.86%, 13.07%, and 9.67%, respectively, at March 31, 2007. The following table reflects the current regulatory capital levels in more detail, including comparisons to the regulatory minimums.

                               Table 10 - Regulatory Capital Requirements
                                             March 31, 2007
                                         (Dollars in Thousands)

                                                         Required for capital
                                      Actual               adequacy purposes             Excess
                                Amount       Percent      Amount      Percent      Amount      Percent
                              ------------------------  -----------------------  -----------------------
Southeastern Bank Financial
Corporation

Risk-based capital:
  Tier 1 capital              $   102,564       11.86%      34,589        4.00%      67,975        7.86%
  Total capital                   113,054       13.07%      69,179        8.00%      43,875        5.07%
Tier 1 leverage ratio             102,564        9.67%      42,404        4.00%      60,160        5.67%

Georgia Bank & Trust Company

Risk-based capital:
  Tier 1 capital              $    77,908        9.57%      32,549        4.00%      45,359        5.57%
  Total capital                    87,653       10.77%      65,098        8.00%      22,555        2.77%
Tier 1 leverage ratio              77,908        7.77%      40,125        4.00%      37,783        3.77%

Southern Bank & Trust

Risk-based capital:
  Tier 1 capital              $     9,262       18.81%       1,970        4.00%       7,292       14.81%
  Total capital                     9,791       19.88%       3,940        8.00%       5,851       11.88%
Tier 1 leverage ratio               9,262       19.39%       1,911        4.00%       7,351       15.39%

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

Unfunded commitments to extend credit where contract amounts represent potential credit risk totaled $197.6 million at March 31, 2007. These commitments are primarily at variable interest rates.

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

Table 11 - Commitments and                                   More
Contractual Obligations       Less than    1 - 3    3 - 5   than 5
($in thousands)                 1 Year     Years    Years    Years
----------------------------  ----------  -------  -------  -------
Lines of credit               $  197,627        -        -        -
Mortgage loan commitments     $   16,950
Lease agreements                     141      202       73      157
Deposits                         804,371   62,719    3,310    4,232
Securities sold under
  repurchase agreements           61,329        -        -        -
FHLB advances                      5,000        -   30,000   25,000
Other borrowings                     900        -        -        -
                              ----------  -------  -------  -------
  Total commitments and
    contractual obligations   $1,086,318  $62,921  $33,383  $29,389
                              ----------  -------  -------  -------

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

Item  3.  Quantitative  and  Qualitative  Disclosures  About  Market  Risk

As of March 31, 2007, there were no substantial changes in the interest rate sensitivity analysis or the sensitivity of market value of portfolio equity for various changes in interest rates calculated as of December 31, 2006. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company's audited consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2006 included in the Company's 2006 Annual Report on Form 10-K.

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

Item  1A.      Risk  Factors

               In addition to the other information set forth in this report, you should carefully consider the factors discussed in
               Part I, "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect its business, financial condition or future results. The risks described in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to management or that management currently deems to be immaterial also may materially adversely affect the Company's business, financial condition and/or operating results.

Item  2.       Unregistered  Sales  of  Equity Securities and Use of Proceeds

               Issuer  Purchases  of  Equity  Securities

               The following table sets forth information regarding the Company's purchases of its common stock on a monthly basis during the first quarter of 2007.

--------------------------------------------------------------------------------------
                                                                     Maximum Number
                                                                     (or Appropriate
                                               Total Number of      Dollar Value) of
                      Total                   Shares (or Units)     Shares (or Units)
                    Number of    Average    Purchased as Part of    Yet Be Purchased
                     Shares    Price Paid    Publicly Announced    Under the Plans or
Period              Purchased   Per Share     Plans or Programs         Programs
------------------  ---------  -----------  ---------------------  -------------------
January 1 through
January 31, 2007            -            -                  3,799               96,201
------------------  ---------  -----------  ---------------------  -------------------
February 1 through
February 28, 2007           -            -                  3,799               96,201
------------------  ---------  -----------  ---------------------  -------------------
March 1 through
March 31, 2007          1,100        38.50                  4,899               95,101
------------------  ---------  -----------  ---------------------  -------------------
Total                   1,100  $     38.50                  4,899               95,101
--------------------------------------------------------------------------------------

               On April 15, 2004, the Company announced the commencement of a stock repurchase program, pursuant to which it will, from time to time, repurchase up to 100,000 shares of its outstanding stock. The program does not have a stated expiration date. No stock repurchase programs were terminated during the first quarter of 2007.

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

                    SOUTHEASTERN BANK FINANCIAL CORPORATION


Date:  May 10, 2007                    By:   /s/ Darrell R. Rains
       ------------                        ------------------------------------
                                       Darrell R. Rains
                                       Group Vice President, Chief
                                       Financial Officer (Duly Authorized
                                       Officer of Registrant and Principal
                                       Financial Officer)