Form 10-Q
period 2007-06-30
Southeastern Bank Financial CORP
filed 2007-08-09
CIK 880116

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2007.

or

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________ to ________________.

Commission File No.  0-23980

Southeastern Bank Financial Corporation
(Exact name of registrant as specified in its charter)

Georgia	58-2005097
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

5,431,534 shares of common stock, $3.00 par value per share, outstanding as of July 31, 2007.

SOUTHEASTERN BANK FINANCIAL CORPORATION
FORM 10-Q
INDEX
			Page
Part I

	Item 1.	Financial Statements (Unaudited)

		Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006	3

		Consolidated Statements of Income for the Three and Six Months ended June 30, 2007 and 2006	4

		Consolidated Statements of Cash Flows for the Six Months ended June 30, 2007 and 2006	5

		Notes to Consolidated Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24

	Item 4.	Controls and Procedures	24

Part II Other Information

	Item 1.	Legal Proceedings	*

	Item 1A.	Risk Factors	25

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

	Item 3.	Defaults Upon Senior Securities	*

	Item 4.	Submission of Matters to a Vote of Security Holders	26

	Item 5.	Other Information	*

	Item 6.	Exhibits	27

Signature			28

* No information submitted under this caption

Index

PART I
FINANCIAL INFORMATION

Index

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30,
	2007	December 31,
Assets	(Unaudited)	2006

Cash and due from banks	$25,027,050	$25,709,915
Federal funds sold	21,322,000	14,688,000
Interest-bearing deposits in other banks	500,000	512,690
Cash and cash equivalents	46,849,050	40,910,605

Investment securities
Available-for-sale	222,853,031	199,135,716
Held-to-maturity, at cost (fair values of $1,974,288 and $3,048,196, respectively)	1,935,358	2,970,619

Loans held for sale	11,889,620	14,857,315

Loans	797,706,559	735,111,615
Less allowance for loan losses	(11,133,435)	(9,776,779)
Loans, net	786,573,124	725,334,836

Premises and equipment, net	25,768,202	23,402,588
Accrued interest receivable	6,661,129	5,982,654
Bank-owned life insurance	16,307,789	15,982,052
Restricted equity securities	4,879,781	4,936,281
Other assets	9,601,218	7,689,596

	$1,133,318,302	$1,041,202,262

Liabilities and Stockholders' Equity

Deposits
Noninterest-bearing	$110,247,395	$106,846,160
Interest-bearing:
NOW accounts	125,090,049	119,334,300
Savings	295,546,347	255,065,766
Money management accounts	54,700,645	45,897,176
Time deposits over $100,000	216,922,210	193,860,714
Other time deposits	95,604,566	80,758,973
	898,111,212	801,763,089

Federal funds purchased and securities sold under repurchase agreements	69,581,289	70,019,551
Advances from Federal Home Loan Bank	55,000,000	60,000,000
Other borrowed funds	1,000,000	1,000,000
Accrued interest payable and other liabilities	7,782,475	9,495,498
Subordinated debentures	20,000,000	20,000,000

Total liabilities	1,051,474,976	962,278,138

Stockholders' equity:
Common stock, $3.00 par value; 10,000,000 shares authorized; 5,433,614 and 5,433,285 shares issued in 2007 and 2006, respectively; 5,431,734 and 5,432,854 shares outstanding in 2007 and 2006, respectively	16,300,842	16,299,855
Additional paid-in capital	39,238,901	38,989,058
Retained earnings	29,604,629	25,287,006
Treasury stock, at cost; 1,880 and 431 shares in 2007 and 2006, respectively	(70,830)	(16,809)
Accumulated other comprehensive loss, net	(3,230,216)	(1,634,986)

Total stockholders' equity	81,843,326	78,924,124

	$1,133,318,302	$1,041,202,262

See accompanying notes to consolidated financial statements.

Index

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Interest income:
Loans, including fees	$16,399,199	$13,018,274	$31,902,869	$24,830,362
Investment securities	2,921,476	2,702,309	5,532,810	5,158,381
Federal funds sold	315,503	44,036	681,585	194,629
Interest-bearing deposits in other banks	6,980	5,675	13,470	13,650
Total interest income	19,643,158	15,770,294	38,130,734	30,197,022

Interest expense:
Deposits	8,164,890	5,547,283	15,657,083	10,465,934
Federal funds purchased and securities sold under repurchase agreements	802,685	724,846	1,669,830	1,408,754
Other borrowings	1,188,987	1,058,303	2,263,726	1,905,291
Total interest expense	10,156,562	7,330,432	19,590,639	13,779,979

Net interest income	9,486,596	8,439,862	18,540,095	16,417,043

Provision for loan losses	1,030,389	456,336	1,606,187	960,128

Net interest income after provision for loan losses	8,456,207	7,983,526	16,933,908	15,456,915

Noninterest income:
Service charges and fees on deposits	1,581,451	1,539,978	2,978,467	2,892,122
Gain on sales of loans	1,320,377	1,270,992	2,604,655	2,525,337
Investment securities gains, net	-	283,600	33,191	283,600
Retail investment income	275,218	216,562	598,457	383,973
Trust service fees	284,906	198,367	558,442	390,832
Increase in cash surrender value of bank-owned life insurance	160,935	149,973	325,737	289,243
Miscellaneous income	160,861	146,770	328,540	296,395
Total noninterest income	3,783,748	3,806,242	7,427,489	7,061,502

Noninterest expense:
Salaries and other personnel expense	4,628,251	4,505,040	9,423,758	8,945,020
Occupancy expenses	742,442	685,165	1,502,786	1,433,901
Other operating expenses	2,223,365	2,041,484	4,490,300	4,018,655
Total noninterest expense	7,594,058	7,231,689	15,416,844	14,397,576

Income before income taxes	4,645,897	4,558,079	8,944,553	8,120,841

Income tax expense	1,674,956	1,631,675	3,214,332	2,734,462

Net income	$2,970,941	$2,926,404	$5,730,221	$5,386,379

Basic net income per share	$0.55	$0.55	$1.05	$1.02

Diluted net income per share	$0.54	$0.55	$1.04	$1.01

Weighted average common shares outstanding	5,432,476	5,279,333	5,433,054	5,276,526

Weighted average number of common and common equivalent shares outstanding	5,499,666	5,331,632	5,501,470	5,329,007

See accompanying notes to consolidated financial statements.

Index

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$5,730,221	$5,386,379
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	729,628	720,553
Provision for loan losses	1,606,187	960,128
Net investment securities gains	(33,191)	(283,600)
Net (accretion of discount) amortization of premium on investment securities	(110,702)	(167,840)
Increase in CSV of bank owned life insurance	(325,737)	(289,243)
Stock options compensation cost	267,603	258,890
Loss (Gain) on disposal of premises and equipment	42,983	(91,834)
Gain on sales of loans	(2,604,655)	(2,525,337)
Real estate loans originated for sale	(133,166,370)	(136,105,604)
Proceeds from sales of real estate loans	138,738,720	140,676,591
Increase in accrued interest receivable	(678,475)	(151,270)
Increase in other assets	(355,030)	(339,948)
(Decrease) increase in accrued interest payable and other liabilities	(1,713,024)	199,627
Net cash provided by operating activities	8,128,158	8,247,492

Cash flows from investing activities:
Proceeds from sales of available for sale securities	-	15,729,239
Proceeds from maturities of available for sale securities	30,270,483	22,151,932
Proceeds from maturities of held to maturity securities	1,045,350	500,000
Purchase of available for sale securities	(56,713,297)	(44,778,338)
Purchase of Federal Home Loan Bank stock	(168,500)	(873,800)
Proceeds from redemption of FHLB stock	225,000	225,000
Net increase in loans	(63,185,250)	(60,311,450)
Purchase of Bank-owned life insurance	-	(3,500,000)
Additions to premises and equipment	(3,148,243)	(3,061,294)
Proceeds from sale of other real estate	48,256	-
Proceeds from sale of premises and equipment	10,018	1,770,651
Net cash used in investing activities	(91,616,183)	(72,148,060)

Cash flows from financing activities:
Net increase in deposits	96,348,122	65,982,787
Net decrease in federal funds purchased and securities sold under repurchase agreements	(438,262)	(12,609,226)
Advances from Federal Home Loan Bank	-	19,000,000
Payments of Federal Home Loan Bank advances	(5,000,000)	(11,000,000)
Proceeds from subordinated debentures	-	10,000,000
Principal payments on other borrowed funds	-	(600,000)
Purchase of treasury stock	(70,830)	(31,146)
Payment of cash dividends	(1,412,597)	(1,372,090)
Proceeds from stock options exercised	37	176,124
Net cash provided by financing activities	89,426,470	69,546,449

Net increase in cash and cash equivalents	$5,938,445	$5,645,881

Cash and cash equivalents at beginning of period	40,910,605	22,563,056

Cash and cash equivalents at end of period	$46,849,050	$28,208,937

Supplemental disclosures of cash paid during the period for:
Interest	$19,931,087	$13,165,019

Income taxes	$2,491,847	$3,255,000

Supplemental information on noncash investing activities:
Loans transferred to other real estate	$340,775	$-

See accompanying notes to consolidated financial statements.

Index

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2007

Note 1 - Basis of Presentation

The accompanying consolidated financial statements include the accounts of Southeastern Bank Financial Corporation (the “Company”, and its wholly-owned subsidiaries, Georgia Bank & Trust Company (the “Bank”) and Southern Bank & Trust (the “Thrift”).  Significant intercompany transactions and accounts are eliminated in consolidation.

The financial statements for the three and six months ended June 30, 2007 and 2006 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2006.

In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations and cash flows for the interim periods have been made.  All such adjustments are of a normal recurring nature.  The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results of operations which the Company may achieve for the entire year.

Some items in the prior period financial statements were reclassified to conform to the current presentation.

Note 2 – Comprehensive Income

Other comprehensive income for the Company consists of net unrealized gains and losses on investment securities available for sale.  Total comprehensive income for the three months ended June 30, 2007 was $647,000 compared to $806,000 for the three months ended June 30, 2006.  Total comprehensive income for the six months ended June 30, 2007 was $4,135,000 compared to $3,651,000 for the six months ended June 30, 2006.

Note 3 – Cash Dividend Declared

On April 25, 2007, the Company declared a quarterly cash dividend of $0.13 per share on outstanding shares.  The dividend was paid on May 21, 2007 to shareholders of record as of May 9, 2007.

Index

On July 23, 2007, the Company declared a quarterly cash dividend of $0.13 per share on outstanding shares.  The dividend is payable on August 22, 2007 to shareholders of record as of August 10, 2007.

Note 4 – Unrealized Losses on Investment Securities

Available for Sale securities are carried at fair market value with related unrealized gains or losses included in stockholders’ equity as accumulated other comprehensive income.  Unrealized losses have not been recognized into income because the issuers are either obligations of the U.S. government or are of high credit quality.  Also, the decline in fair value is largely due to changes in interest rates and the fair value is expected to recover as the obligations approach maturity.

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

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance). This issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract.  It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis.  Lastly, the issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy.  This issue is effective for fiscal years beginning after December 15, 2006.  The Company does not have any of the above mentioned consideration in the Company’s life insurance policies.

The Company does not expect that the following newly issued accounting standards will have a material effect on the financial statements when adopted in future years.  In general, these standards revise the accounting for derivatives embedded in other financial instruments for 2007, revise the recognition and accounting for servicing of financial assets for 2007, and revise the accrual of post-retirement benefits associated with providing split-dollar life insurance for 2008.  The Company did not have any of these assets or liabilities as of June 30, 2007.

Index

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007.  The adoption of FIN 48 had no affect on the Company’s financial statements. The Company has no unrecognized tax benefits and does not anticipate any increase in unrecognized benefits during 2007 relative to any tax positions taken prior to January 1, 2007.  Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in its income taxes accounts; no such accruals exist as of January 1, 2007.  The Company and its subsidiaries file a consolidated U.S. federal income tax return and files in the state of Georgia.  These returns are subject to examination by taxing authorities for all years after 2002.

In February 2007 the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value with an objective of improving financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS No. 159 are effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Management is currently evaluating the impact, if any, that adoption of SFAS No. 159 will have on the Company’s financial position, results of operations and liquidity.

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Southeastern Bank Financial Corporation (the “Company”) operates two wholly-owned subsidiaries in the Augusta-Richmond County, GA-SC metropolitan area.  Georgia Bank & Trust Company (the “Bank”) was organized by a group of local citizens and commenced business on August 28, 1989, with one branch location.  Today, it is Augusta’s largest community banking company operating nine full service branches in Augusta, Martinez, and Evans, Georgia and one branch in Athens, Georgia.  A new full service branch was opened in Evans, Georgia on July 9, 2007.  Mortgage origination offices are located in Augusta, Savannah and Athens, Georgia.  Southern Bank & Trust (the “Thrift), a federally chartered thrift, opened its main office in Aiken, South Carolina on September 12, 2006.  A new branch has been approved by the Office of the Thrift Supervision and is expected to open on August 13, 2007 in North Augusta, South Carolina.

The Company’s primary market includes Richmond and Columbia Counties in Georgia and Aiken County in South Carolina, all part of the Augusta-Richmond County, GA-SC metropolitan statistical area (MSA).

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

The Company’s primary source of income is from its lending activities followed by interest income from its investment activities, service charges and fees on deposits, and gain on sales of mortgage loans in the secondary market.  Interest income on loans and investment securities increased during the first six months of 2007 as compared to the first six months of 2006 due to higher interest rates and increased volumes.  Retail investment income increased due to higher volume and additional brokers.  Trust service fees increased due to higher volume.

Index

Table 1 - Selected Financial Data

	June 30,	December 31,	December 31,
	2007	2006	2002
	(Dollars in thousands)
Assets	$1,133,318	$1,041,202	$569,832
Loans	809,596	749,969	396,699
Deposits	898,111	801,763	439,557

Return on average total assets	1.06%	1.10%	1.14%
Return on average equity	14.19%	14.69%	13.95%

The Company continues to experience steady growth as evidenced in Table 1 above.  The Company has also achieved significant increases in loans and deposits and continues to provide strong returns on assets and equity as noted in the table above.  Net income for the year ended 2002 was $6.0 million compared to net income of $11.2 million at year end 2006.  Net income for the six months ended June 30, 2007 was $5.7 million.  The Company has paid cash dividends of $0.13 per share paid each quarter since 2004.

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

Forward-Looking Statements

Southeastern Bank Financial Corporation may, from time to time, make written or oral forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission (the “Commission”) and its reports to shareholders.  Statements made in such documents, other than those concerning historical information, should be considered forward-looking and subject to various risks and uncertainties.  Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  The Company’s actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors, including unanticipated changes in the Company’s local economy, the national economy, governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values and securities portfolio values; difficulties in interest rate risk management; the effects of competition in the banking business; difficulties in expanding the Company’s business into new markets; changes in governmental regulation relating to the banking industry, including regulations relating to branching and acquisitions; failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans; and other factors.  The Company cautions that such factors are not exclusive.  The Company does not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, the Company.

Index

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

Index

Performance Overview -- Net Income

The Company’s net income for the second quarter of 2007 was $3.0 million, which was an increase of $45,000 (1.5%) compared to net income of $2.9 million for the second quarter of 2006.  Diluted net income per share for the three months ended June 30, 2007 was $0.54 compared to $0.55 for the three months ended June 30, 2006.  Net income for the first six months of 2007 was $5.7 million, an increase of $344,000 (6.4%) compared with net income of $5.4 million for the first six months of 2006.  The increase in net income for the three and six months ended June 30, 2007 as compared with the three and six months ended June 30, 2006, was primarily a result of increases in net interest income, somewhat offset by increases in noninterest expense and provision for loan losses.  Interest income on both loans and investment securities increased due to increased volumes and higher interest rates.  Interest expense on deposits, securities sold under repurchase agreements and other borrowings increased as a result of higher volumes and increase in interest rates.  The loan loss provision increased primarily due to loan volume growth which was facilitated by the opening of Southern Bank & Trust in September 2006.  Factors contributing to the increase in noninterest income for the six months ended June 30, 2007, were primarily due to an increase in retail investment income and trust services fees resulting from increased staff in the Wealth Management area somewhat offset by a decrease in investment securities (losses) gains, net due to a $526,000 gain recognized on the sale of equity securities in May 2006, partially offset by losses on the sale of agency securities.  Increases in cash surrender value of bank owned life insurance was primarily due to the purchase of additional policies in February 2006 and increases in interest rates.  Noninterest expense increased during the three and six months ended June 30, 2007 compared to the same periods ended June 30, 2006, primarily due to increases in salaries, employee benefits, occupancy expense and other operating expenses.  Significant changes in other operating expenses during the three and six month periods include increases in processing expense, marketing expense, IT maintenance expense, professional fees, contributions, and gain/loss on sale of fixed assets.

Index

Table 2 - Selected Balance Sheet Data

	June 30,	December 31,	Variance
	2007	2006	Amount	%
	(Dollars in thousands)
Cash and due from banks	$25,027	$25,710	$(683)	(2.7%)
Federal funds sold	21,322	14,688	6,634	45.2%
Investment securities	224,789	202,106	22,683	11.2%
Loans	809,596	749,969	59,627	8.0%
Assets	1,133,318	1,041,202	92,116	8.8%
Deposits	898,111	801,763	96,348	12.0%
Securities sold under repurchase agreements	69,581	70,020	(439)	(0.6%)
Liabilities	1,051,475	962,278	89,197	9.3%
Stockholders' equity	81,843	78,924	2,919	3.7%

Table 2 highlights significant changes in the balance sheet at June 30, 2007 as compared to December 31, 2006.  Assets increased $92.1 million, primarily the result of higher balances for loans and investment securities.  The increase in assets was funded by the increase in deposits of $96.3 million somewhat offset by a $5.0 million decrease in Federal Home Loan Bank borrowings.  Net income of $5.7 million less dividends paid of $1.4 million also contributed to the funding.

The annualized return on average assets for the Company was 1.06% for the six months ended June 30, 2007, compared to 1.20% for the same period last year.  While total assets have increased $92.1 million since second quarter 2006, net income has only increased $44,000 resulting in a decrease in ROA.  The annualized return on average stockholders’ equity was 14.19% for the six months ended June 30, 2007, compared to 16.47% for the same period last year.  The decrease is primarily attributable to the issuance of common stock and the related increase in additional paid in capital, the increase in retained earnings due to net income and decreases in accumulated other comprehensive income.

Net Interest Income

The primary source of earnings for the Company is net interest income, which is the difference between income on interest-earning assets, such as loans and investment securities, and interest expense incurred on interest-bearing sources of funds, such as deposits and borrowings.  The following table shows the average balances of interest-earning assets and interest-bearing liabilities, annualized average yields earned and rates paid on those respective balances, and the actual interest income and interest expense for the periods indicated.  Average balances are calculated based on daily balances, yields on non-taxable investments are not reported on a tax equivalent basis and average balances for loans include nonaccrual loans even though interest was not earned.

Index

Table 3 - Average Balances, Income and Expenses, Yields and Rates

	Three Months Ended June 30, 2007			Three Months Ended June 30, 2006
	Average Amount	Annualized Average Yield or Rate	Amount Paid or Earned	Average Amount	Annualized Average Yield or Rate	Amount Paid or Earned
	(Dollars in thousands)
Interest-earning assets:
Loans	$792,449	8.22%	$16,399	$643,862	8.03%	$13,018
Investment securities	227,454	5.14%	2,921	219,279	4.93%	2,702
Federal funds sold	23,177	5.46%	316	3,665	4.83%	44
Interest-bearing deposits in other banks	511	5.48%	7	512	4.49%	6
Total interest-earning assets	$1,043,591	7.48%	$19,643	$867,318	7.23%	$15,770

Interest-bearing liabilities:
Deposits	$769,266	4.26%	$8,165	$608,932	3.65%	$5,547
Federal funds purchased / securities sold under repurchase agreements	61,431	5.24%	803	59,724	4.87%	725
Other borrowings	78,479	6.08%	1,189	76,065	5.58%	1,058
Total interest-bearing liabilities	$909,176	4.48%	$10,157	$744,721	3.95%	$7,330

Net interest margin/income:		3.58%	$9,486		3.84%	$8,440

Table 4 - Average Balances, Income and Expenses, Yields and Rates

	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006
	Average Amount	Annualized Average Yield or Rate	Amount Paid or Earned	Average Amount	Annualized Average Yield or Rate	Amount Paid or Earned
	(Dollars in thousands)
Interest-earning assets:
Loans	$776,823	8.20%	$31,903	$625,967	7.92%	$24,830
Investment securities	216,130	5.12%	5,533	212,726	4.85%	5,158
Federal funds sold	26,138	5.26%	682	8,750	4.48%	195
Interest-bearing deposits in other banks	512	5.27%	13	714	3.92%	14
Total interest-earning assets	$1,019,603	7.47%	$38,131	$848,157	7.11%	$30,197

Interest-bearing liabilities:
Deposits	$744,111	4.24%	$15,657	$599,968	3.52%	$10,466
Federal funds purchased / securities sold under repurchase agreements	64,046	5.26%	1,670	61,300	4.63%	1,409
Other borrowings	79,531	5.74%	2,264	69,059	5.56%	1,905
Total interest-bearing liabilities	$887,688	4.45%	$19,591	$730,327	3.80%	$13,780

Net interest margin/income:		3.59%	$18,540		3.84%	$16,417

Index

Net interest income increased $1.0 million (12.4%) during the three-month period and $2.1 million (12.9%) during the six-month period as compared to the same period in 2006.  Loan interest income increased $3.4 million and $7.1 million in the three and six month periods, respectively, while deposit interest expense increased $2.6 million and $5.2 million in the three and six month periods, respectively, all the result of rising interest rates and the continued growth of account balances.  The annual average balance for loans was $776.8 million at June 30, 2007 with an annualized average yield of 8.20% compared to $626.0 million at June 30, 2006 with an annualized average yield of 7.92%.  Interest-bearing deposits had an annual average balance of $744.1 million with an annualized average rate of 4.24% at June 30, 2007 compared to $600.0 million and 3.52% at June 30, 2006.  Other contributing factors during both the three and six month periods included increases in interest income on investment securities, increases in interest expense on other borrowings, securities sold under repurchase agreements and subordinated debentures, all the result of higher interest rates.

The Company’s net interest margin for the three and six months ended June 30, 2007 was 3.58% and 3.59% respectively as compared to 3.84% for both the three and six months ended June 30, 2006.  The rate for earning assets increased 25 basis points and 36 basis points for the three and six month periods, respectively, with higher average yields on loans and federal funds sold accounting for most of the increase.  The cost to fund earning assets increased 53 basis points and 65 basis points for the three and six month periods, respectively, primarily due to higher rates on deposits, securities sold under repurchase agreements, and subordinated debentures.

Noninterest Income

Table 5 - Noninterest Income

	Three Months Ended				Six Months Ended
	June 30,		Variance		June 30,		Variance
	2007	2006	Amount	%	2007	2006	Amount	%
	(Dollars in thousands)				(Dollars in thousands)
Service charges and fees on deposits	$1,581	$1,540	$41	2.7%	$2,978	$2,892	$86	3.0%
Gain on sales of loans	1,320	1,271	49	3.9%	2,605	2,525	80	3.2%
Investment securities (losses) gains, net	-	284	(284)	N/A	33	284	(251)	N/A
Retail investment income	275	216	59	27.3%	598	384	214	55.7%
Trust services fees	285	198	87	43.9%	558	391	167	42.7%
Increase in cash surrender value of bank-owned life insurance	161	150	11	7.3%	326	289	37	12.8%
Miscellaneous income	162	147	15	10.2%	329	296	33	11.1%
Total noninterest income	$3,784	$3,806	$(22)	(0.6%)	$7,427	$7,061	$366	5.2%

Index

Noninterest income decreased $22,000 (0.6%) during the three-month period and increased $366,000 (5.2%) during the six-month period.  The most significant changes for the three and six month periods were increases in retail investment income, trust income somewhat offset by a decrease in net investment securities gains.  Decreases in net investment securities gains for both the three and six month periods were the result of a $526,000 gain recognized on the sale of equity securities, partially offset by losses on the sale of agency securities in second quarter 2006.  The increase in retail investment income is primarily due to broker production increases.  The increase in trust income is primarily due to volume growth.  Increases in cash surrender value of bank owned life insurance was primarily due to the purchase of additional policies in February 2006 and increases in interest rates.

Noninterest Expense

Table 6 - Noninterest Expense

	Three Months Ended				Six Months Ended
	June 30,		Variance		June 30,		Variance
	2007	2006	Amount	%	2007	2006	Amount	%
	(Dollars in thousands)				(Dollars in thousands)
Salaries and other personnel expense	$4,628	$4,505	$123	2.7%	$9,424	$8,945	$479	5.4%
Occupancy expenses	743	685	58	8.5%	1,503	1,434	69	4.8%
Other operating expenses	2,223	2,042	181	8.9%	4,490	4,019	471	11.7%
Total noninterest expense	$7,594	$7,232	$362	5.0%	$15,417	$14,398	$1,019	7.1%

Noninterest expense increased $362,000 (5.0%) during the three-month period and $1.0 million (7.1%) during the six-month period.  Salary expense increased during the three and six month periods primarily due to opening of Southern Bank and Trust in Aiken, South Carolina, new personnel due to continued company growth and expansion of the wealth management area, somewhat offset by an increase in the deferral of loan production expense in compliance with SFAS No. 91.  Increases in employee benefits during the three and six month periods were for FICA taxes, medical expenses, and employer 401K contributions directly related to salaries.  Increases for occupancy expenses during the three and six month periods were primarily from increases related to opening Southern Bank and Trust.  Additionally, rent expense increased for leased property for ATM’s and parking.  Property taxes increased due to the opening of two branch offices at GB&T and the opening of SB&T.  Depreciation expense increased primarily due to the opening of Southern Bank & Trust somewhat offset by a decrease due to the Company’s core hardware and software systems, which became fully depreciated by the end of the second quarter of 2006.  Other operating expenses increased $181,000 (8.9%) for the three-month period and $471,000 (11.7%) for the six-month period.  Increases in processing expenses during both the three and six month periods were attributable to new account growth for both retail and business checking products and retail investment processing fees related to increased production.  Marketing expenses increased primarily due to Southern Bank and Trust.  Contributions decreased for both the three and six month periods as the result of a $200,000 donation made to Georgia Bank Foundation in June 2006.  Increases in IT maintenance expense during the three and six month periods were due primarily to additional costs in software maintenance for Southern Bank and Trust and Georgia Bank and Trust, and installation and upgrade expense increased primarily from computer upgrades and Merchant Capture.  Professional fees increased for the six-month period due to Southern Bank & Trust’s external audit expense, trust advisory fees due to increased production, somewhat offset by a decrease in consulting fees related to state training tax credits and to the opening of Southern Bank and Trust.

Index

Income Taxes

Income tax expense in the second quarter of 2007 totaled $1.7 million, an increase of $43,000 (2.7%) over the second quarter of 2006.  The effective tax rate for the three months ended June 30, 2007 and 2006 was 36.1% and 35.8%, respectively.  Income tax expense for the six months ended June 30, 2007 totaled $3.2 million for an effective tax rate of 35.9% compared to 33.7% for the six months ended June 30, 2006.  The increase in the effective tax rate for both the three and six month periods is primarily due to lower nontaxable interest income and an increase in the federal tax rate due to anticipated higher income for the year.

Asset Quality

Table 7 which follows shows the current and prior period amounts of non-performing assets.  Non-performing assets were $3.4 million at June 30, 2007, compared to $2.4 million at December 31, 2006 and $3.2 million at June 30, 2006.  Significant changes from December 2006 to June 2007 include a $293,000 increase in other real estate owned,  a $37,000 decrease in non-performing assets with balances less than $100,000, a $60,000 decrease for customers with balances greater than $100,000, and a $864,000 increase for one customer added to nonaccrual status.  The ratio of non-performing assets to total loans and other real estate was 0.38% at June 30, 2007, compared to 0.31% at December 31, 2006 and 0.48% at June 30, 2006.  The control and monitoring of non-performing assets continues to be a priority of management.

There were no loans past due 90 days or more and still accruing at June 30, 2007, December 31, 2006 and June 30, 2006.

Index

Table 7 - Non-Performing Assets
(Dollars in thousands)

	June 30, 2007	December 31, 2006	June 30, 2006

Nonaccrual loans	$3,118	$2,351	$3,185
Other real estate owned	293	-	-
Total non-performing assets	$3,411	$2,351	$3,185

Loans past due 90 days or more and still accruing interest	$-	$-	$-

Total non-performing assets to total loans and other real estate owned	0.38%	0.31%	0.48%

Allowance for Loan Losses

The allowance for loan losses represents an allocation for probable incurred loan losses in the loan portfolio.  The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with particular emphasis on impaired, non-accruing, past due, and other loans that management believes require special attention.  The determination of the allowance for loan losses is considered a critical accounting estimate of the Company.  See “Critical Accounting Estimates.”

When reviewing the allowance for loan losses, it is important to understand to whom the Company lends.  The following table sets forth the composition of the Company’s loan portfolio as of June 30, 2007 and December 31, 2006.

Index

Table 8 - Loan Portfolio Composition

	June 30, 2007		December 31, 2006
	Amount	%	Amount	%
	(Dollars in thousands)
Commercial financial and agricultural	$87,971	10.87%	$80,823	10.78%
Real estate
Commercial	213,794	26.41%	198,453	26.46%
Residential	173,482	21.43%	158,543	21.14%
Residential held for sale	11,890	1.47%	14,857	1.98%
Construction and development	292,880	36.18%	266,875	35.58%
Total real estate	692,046	85.48%	638,728	85.17%
Lease financing	34	0.00%	116	0.02%
Consumer
Direct	24,544	3.03%	24,146	3.22%
Indirect	5,232	0.65%	6,232	0.83%
Revolving	809	0.10%	843	0.11%
Total consumer	30,585	3.78%	31,221	4.16%
Deferred loan origination fees	(1,040)	-0.13%	(919)	-0.12%
Total	809,596	100.00%	$749,969	100.00%

At June 30, 2007, the loan portfolio is comprised of 85.48% real estate loans.  Commercial, financial and agricultural loans comprise 10.87%, and consumer loans comprise 3.78% of the portfolio.

While the Company has 85.48% of its loan portfolio composed of real estate loans, this percentage is not significantly higher than in previous years.  Commercial real estate comprises 26.41% of the loan portfolio and is approximately half owner occupied properties where the operations of the commercial entity provide the necessary cash flow to service the debt.  For this portion of real estate loan portfolio, repayment is not dependent upon the sale of the real estate held as collateral.  Construction and development (36.18%) has been an increasingly important portion of the real estate loan portfolio.  The Company carefully monitors the loans in this category since the repayment of these loans is generally dependent upon the sale of the real estate in the normal course of business and can be impacted by national and local economic conditions.  The residential category, 21.43% of the portfolio, represents those loans that the Company chooses to maintain in its portfolio rather than selling into the secondary market for marketing and competitive reasons and commercial loans secured by residential real estate.  The residential held for sale category, 1.47% of the portfolio, comprises loans that are in the process of being sold into the secondary market.  In these loans, the credit has been approved by the investor and the interest rate locked so that the Company minimizes credit and interest rate risk with respect to these loans.

The Company has no large loan concentrations to individual borrowers.  Unsecured loans at June 30, 2007 were $12.5 million.  While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses.  Such agencies may advise additions to the allowance based on their judgments about information available to them at the time of their examination.  Such regulatory guidance is considered, and the Company may recognize additions to the allowance as a result.

Index

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management’s analysis of potential risk in the loan portfolio.  Loans determined to be uncollectible are charged to the allowance for loan losses and subsequent recoveries are added to the allowance.  A provision for losses in the amount of $1,030,000 was charged to expense for the quarter ended June 30, 2007 compared to $456,000 for the quarter ended June 30, 2006, and $1,606,000 for the six months ended June 30, 2007 compared to $960,000 for the six months ended June 30, 2006.  The increase in provision for loan losses for both three and six month periods is primarily due to the provision related to overall loan growth, including the new Thrift’s loan portfolio, and an increase in classified/watch loans.  The increase in the allowance for loan losses as of June 30, 2007 as compared to June 30, 2006 is primarily due to increases in outstanding loan balances, increases in the allowance applicable to specific loans, and increases to the allowance due to higher levels of Classified and Watch-rated debt.

Table 9 - Allowance for Loan Losses

	2007	2006
Beginning balance, January 1	$9,777	$9,125
Effects of SAB 108	-	$(694)
Provision charged to expense	1,605	504
Recoveries	413	259
Loans charged off	(662)	(418)
Ending balance, June 30	$11,133	$8,776

At June 30, 2007 the ratio of allowance for loan losses to total loans was 1.37% compared to 1.30% at December 31, 2006 and 1.31% at June 30, 2006.  Management considers the current allowance for loan losses appropriate based upon its analysis of the potential risk in the portfolio, although there can be no assurance that the assumptions underlying such analysis will continue to be correct.

Index

Liquidity and Capital Resources

The Company’s liquidity remains adequate to meet operating and loan funding requirements.  The loan to deposit ratio at June 30, 2007 was 90.1% compared to 93.5% at December 31, 2006 and 90.3% at June 30, 2006.  The decrease in the loan to deposit ratio from December 31, 2006 to June 30, 2007 reflects deposit growth at a higher rate than loan growth during the first six months of 2007.  The increase in the loan to deposit ratio from June 30, 2006 to December 31, 2006 reflects loan growth at a higher rate than deposit growth during that time period.  Deposits at June 30, 2007 and December 31, 2006 include $76.2 million and $67.4 million of brokered certificates of deposit, respectively.  GB&T has also utilized borrowings from the Federal Home Loan Bank.  GB&T maintains a line of credit with the Federal Home Loan Bank approximating 10% of GB&T’s total assets.  Federal Home Loan Bank advances are collateralized by eligible first mortgage loans, commercial real estate loans and investment securities.  These borrowings totaled $55.0 million at June 30, 2007.  GB&T maintains repurchase lines of credit with SunTrust Robinson Humphrey, Atlanta, Georgia, for advances up to $20.0 million and with The Bankers Bank, Atlanta, Georgia, for advances up to $10.0 million.  At June 30, 2007, $10.0 million was outstanding with SunTrust Robinson Humphrey.  GB&T has a federal funds purchased accommodation with The Bankers Bank, Atlanta, Georgia, for advances up to $16.7 million and with SunTrust Bank, Atlanta, Georgia for advances up to $10.0 million, while SB&T has a federal funds purchased accommodation with The Bankers Bank, Atlanta, Georgia, for advances up to $3.3 million.  Additionally, liquidity needs can be satisfied by the structuring of the maturities of investment securities and the pricing and maturities on loans and deposits offered to customers.  The Company also uses retail securities sold under repurchase agreements to fund growth.  Retail securities sold under repurchase agreements were $59.6 million at June 30, 2007.

Shareholders’ equity to total assets was 7.22% at June 30, 2007 compared to 7.58% at December 31, 2006 and 7.07% at June 30, 2006.  Stockholders’ equity as of June 30, 2007 includes proceeds of $5.0 million from a private placement stock offering held during the third and fourth quarters of 2006.  The capital of the Company exceeded all required regulatory guidelines at June 30, 2007.  The Company’s Tier 1 risk-based, total risk-based and leverage capital ratios were 12.24%, 13.51%, and 9.44%, respectively, at June 30, 2007.  The following table reflects the current regulatory capital levels in more detail, including comparisons to the regulatory minimums.

Index

Table 10 - Regulatory Capital Requirements
June 30, 2007
(Dollars in Thousands)

	Actual		Required for capital adequacy purposes		Excess
	Amount	Percent	Amount	Percent	Amount	Percent
Southeastern Bank Financial Corporation

Risk-based capital:
Tier 1 capital	$104,934	12.24%	34,305	4.00%	70,629	8.24%
Total capital	115,836	13.51%	68,609	8.00%	47,227	5.51%
Tier 1 leverage ratio	104,934	9.44%	44,474	4.00%	60,460	5.44%

Georgia Bank & Trust Company

Risk-based capital:
Tier 1 capital	$81,288	9.81%	33,151	4.00%	48,137	5.81%
Total capital	91,648	11.06%	66,302	8.00%	25,346	3.06%
Tier 1 leverage ratio	81,288	7.75%	41,962	4.00%	39,326	3.75%

Southern Bank & Trust

Risk-based capital:
Tier 1 capital	$14,219	24.69%	2,304	4.00%	11,915	20.69%
Total capital	14,926	25.92%	4,607	8.00%	10,319	17.92%
Tier 1 leverage ratio	14,219	25.45%	2,235	4.00%	11,984	21.45%

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

Index

Unfunded commitments to extend credit where contract amounts represent potential credit risk totaled $197.9 million at June 30, 2007.  These commitments are primarily at variable interest rates.

The Company’s commitments are funded through internal funding sources of scheduled repayments of loans and sales and maturities of investment securities available for sale or external funding sources through acceptance of deposits from customers or borrowings from other financial institutions.

The following table is a summary of the Company’s commitments to extend credit, commitments under contractual leases as well as the Company’s contractual obligations, consisting of deposits, FHLB advances, which are subject to early termination options, and borrowed funds by contractual maturity date.

Table 11 - Commitments and Contractual Obligations ($ in thousands)	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Lines of credit	$197,926	-	-	-
Mortgage loan commitments	$10,548	-	-	-
Lease agreements	151	206	151	149
Deposits	847,781	42,849	6,427	1,054
Securities sold under repurchase agreements	59,581	-	-	-
FHLB advances	-	12,000	18,000	25,000
Other borrowings	1,000	-	-	-
Subordinated debentures	-	-	-	20,000
Total commitments and contractual obligations	$1,116,987	$55,055	$24,578	$46,203

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

Index

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2007, there were no substantial changes in the interest rate sensitivity analysis or the sensitivity of market value of portfolio equity for various changes in interest rates calculated as of December 31, 2006.  The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company’s audited consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2006 included in the Company’s 2006 Annual Report on Form 10-K.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer (principal executive officer) and its Group Vice President and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, such officers concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s periodic filings with the Securities and Exchange Commission.  There have been no changes in the Company’s internal controls or, to the Company’s knowledge, in other factors during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Index

Part II
OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is subject.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect its business, financial condition or future results. The risks described in the Annual Report on Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to management or that management currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information regarding the Company’s purchases of its common stock on a monthly basis during the second quarter of 2007.  Of the 780 shares repurchased during the second quarter, 180 were privately negotiated and 600 were made in the open market.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares (or Units) Yet Be Purchased Under the Plans or Programs
April 1 through April 30, 2007	-	-	4,899	95,101
May 1 through May 31, 2007	180	38.49	5,079	94,921
June 1 through June 30, 2007	600	35.92	5,679	94,321
Total	780	$36.51	5,679	94,321

Index

On April 15, 2004, the Company announced the commencement of a stock repurchase program, pursuant to which it will, from time to time, repurchase up to 100,000 shares of its outstanding stock.  The program does not have a stated expiration date.  No stock repurchase programs were terminated during the second quarter of 2007.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Shareholders was held on April 25, 2007 at the Company’s Cotton Exchange office located at 32 8th Street, Augusta, Georgia.

(b)	The following directors were elected for a term of one year and until a successor is duly qualified and elected:

William J. Badger
R. Daniel Blanton
Warren Daniel
Edward G. Meybohm
Robert W. Pollard, Jr.
Larry S. Prather, Sr.
Randolph R. Smith
Ronald L. Thigpen
John W. Trulock, Jr.

(c)	The following matters were voted on at the meeting as was previously identified in the Proxy materials forwarded to each shareholder:

1.	Proposal to elect the nine individuals nominated by management as Directors.

Votes were cast as follows:

Director	For	Withhold
William J. Badger	4,866,335	0
R. Daniel Blanton	4,862,835	3,500
Warren Daniel	4,866,335	0
Edward G. Meybohm	4,866,335	0
Robert W. Pollard, Jr.	4,862,835	3,500
Larry S. Prather, Sr.	4,866,335	0
Randolph R. Smith, M.D.	4,862,835	3,500
Ronald L. Thigpen	4,862,835	3,500
John W. Trulock, Jr.	4,866,335	0

Index

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Index

SOUTHEASTERN BANK FINANCIAL CORPORATION
Form 10-Q Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Date:	August 9, 2007	By:	/s/ Darrell R. Rains
Darrell R. Rains
Group Vice President, Chief Financial Officer (Duly Authorized Officer of Registrant and Principal Financial Officer)