Form 10-Q
period 2007-09-30
Southeastern Bank Financial CORP
filed 2007-11-09
CIK 880116

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

(Mark  One)

X    Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act
--   of 1934

     For  the  quarterly  period  ended  September  30,  2007.
                                         --------------------

                                       or

-- Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For  the  transition  period  from  _______________  to  ________________.

                          Commission File No.  0-23980
                                               -------

                    Southeastern Bank Financial Corporation
                   ------------------------------------------
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

     Indicate  by  check  mark  whether  the  registrant  is a shell company (as
defined  in  Rule  12b-2  of  the  Exchange  Act):  Yes    No  X
                                                       ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     5,425,482 shares of common stock, $3.00 par value per share, outstanding as of October 31, 2007.

                            SOUTHEASTERN BANK FINANCIAL CORPORATION
                                           FORM 10-Q
                                             INDEX


                                                                               Page
Part I
       Item 1.   Financial Statements (Unaudited)

                 Consolidated Balance Sheets as of September 30, 2007 and
                 December 31, 2006                                                3

                 Consolidated Statements of Income for the Three and Nine
                 Months ended September 30, 2007 and 2006                         4

                 Consolidated Statements of Cash Flows for the
                 Nine Months ended September 30, 2007 and 2006                    5

                 Notes to Consolidated Financial Statements                       7

       Item 2.   Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                   10

       Item 3.   Quantitative and Qualitative Disclosures about Market Risk      24

       Item 4.   Controls and Procedures                                         24

Part II  Other Information
       Item 1.   Legal Proceedings                                                *
       Item 1A.  Risk Factors                                                    25
       Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds     26
       Item 3.   Defaults Upon Senior Securities                                  *
       Item 4.   Submission of Matters to a Vote of Security Holders              *
       Item 5.   Other Information                                                *
       Item 6.   Exhibits                                                        27

Signature                                                                        28

* No information submitted under this caption

                                     PART I
                              FINANCIAL INFORMATION

                  SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES

                                 Consolidated Balance Sheets

                                                             September 30,
                                                                 2007         December 31,
             Assets                                           (Unaudited)         2006
                                                            ---------------  ---------------
Cash and due from banks                                     $   26,487,084   $   25,709,915
Federal funds sold                                              23,847,000       14,688,000
Interest-bearing deposits in other banks                           500,031          512,690
                                                            ---------------  ---------------
      Cash and cash equivalents                                 50,834,115       40,910,605

Investment securities
  Available-for-sale                                           232,545,144      199,135,716
  Held-to-maturity, at cost (fair values of
    $1,980,734 and $3,048,196, respectively)                     1,935,227        2,970,619

Loans held for sale                                              9,562,760       14,857,315

Loans                                                          839,862,823      735,111,615
  Less allowance for loan losses                               (11,804,686)      (9,776,779)
                                                            ---------------  ---------------
      Loans, net                                               828,058,137      725,334,836

Premises and equipment, net                                     28,140,004       23,402,588
Accrued interest receivable                                      7,424,365        5,982,654
Bank-owned life insurance                                       16,476,922       15,982,052
Restricted equity securities                                     5,059,781        4,936,281
Other assets                                                     7,882,950        7,689,596
                                                            ---------------  ---------------

                                                            $1,187,919,405   $1,041,202,262
                                                            ===============  ===============

  Liabilities and Stockholders' Equity

Deposits
  Noninterest-bearing                                       $  109,053,029   $  106,846,160
  Interest-bearing:
    NOW accounts                                               136,381,664      119,334,300
    Savings                                                    301,562,674      255,065,766
    Money management accounts                                   59,520,051       45,897,176
    Time deposits over $100,000                                238,930,907      193,860,714
    Other time deposits                                        105,779,924       80,758,973
                                                            ---------------  ---------------
                                                               951,228,249      801,763,089

Federal funds purchased and securities sold
  under repurchase agreements                                   61,953,938       70,019,551
Advances from Federal Home Loan Bank                            59,000,000       60,000,000
Other borrowed funds                                               900,000        1,000,000
Accrued interest payable and other liabilities                   8,224,404        9,495,498
Subordinated debentures                                         20,000,000       20,000,000
                                                            ---------------  ---------------

      Total liabilities                                      1,101,306,591      962,278,138
                                                            ---------------  ---------------

Stockholders' equity:
  Common stock, $3.00 par value; 10,000,000 shares
     authorized; 5,433,614 and 5,433,285 shares issued in
     2007 and 2006, respectively; 5,425,982 and 5,432,854
    shares outstanding in 2007 and 2006, respectively           16,300,842       16,299,855
  Additional paid-in capital                                    39,376,328       38,989,058
  Retained earnings                                             32,255,461       25,287,006
  Treasury stock, at cost; 7,632 and 431 shares in
    2007 and 2006, respectively                                   (289,865)         (16,809)
  Accumulated other comprehensive loss, net                     (1,029,952)      (1,634,986)
                                                            ---------------  ---------------

      Total stockholders' equity                                86,612,814       78,924,124
                                                            ---------------  ---------------

                                                            $1,187,919,405   $1,041,202,262
                                                            ===============  ===============

See accompanying notes to consolidated financial statements.

                        SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES

                                    Consolidated Statements of Income

                                               (Unaudited)


                                                    Three Months Ended             Nine Months Ended
                                                       September, 30,                September, 30,
                                               ----------------------------  ---------------------------
                                                   2007           2006           2007           2006
                                               -------------  -------------  -------------  ------------
Interest income:
  Loans, including fees                        $ 17,138,785   $ 14,208,614   $ 49,041,654   $ 39,038,976
  Investment securities                           3,015,836      2,705,083      8,548,646      7,863,464
  Federal funds sold                                220,138        195,013        901,723        389,642
  Interest-bearing deposits in other banks            6,710          5,808         20,180         19,458
                                               -------------  -------------  -------------  ------------
      Total interest income                      20,381,469     17,114,518     58,512,203     47,311,540
                                               -------------  -------------  -------------  ------------

Interest expense:
  Deposits                                        8,688,555      6,479,749     24,345,638     16,945,683
  Federal funds purchased and securities sold
    under repurchase agreements                     829,797        754,106      2,499,627      2,162,860
  Other borrowings                                1,127,128      1,168,587      3,390,854      3,073,878
                                               -------------  -------------  -------------  ------------
      Total interest expense                     10,645,480      8,402,442     30,236,119     22,182,421
                                               -------------  -------------  -------------  ------------

      Net interest income                         9,735,989      8,712,076     28,276,084     25,129,119

Provision for loan losses                         1,001,232        666,913      2,607,419      1,627,041
                                               -------------  -------------  -------------  ------------

      Net interest income after provision
        for loan losses                           8,734,757      8,045,163     25,668,665     23,502,078
                                               -------------  -------------  -------------  ------------

Noninterest income:
  Service charges and fees on deposits            1,675,173      1,422,806      4,653,640      4,314,928
  Gain on sales of loans                          1,349,880      1,328,907      3,954,535      3,854,244
  Gain on sale of fixed assets                    1,094,902          3,210      1,031,764         95,049
  Investment securities (losses) gains, net        (278,206)       (10,000)      (245,015)       273,600
  Retail investment income                          296,025        192,363        894,482        576,336
  Trust service fees                                271,167        214,294        829,609        605,126
  Increase in cash surrender value of
    bank-owned life insurance                       169,133        156,010        494,870        445,253
  Miscellaneous income                              168,453        150,682        496,993        447,077
                                               -------------  -------------  -------------  ------------
      Total noninterest income                    4,746,527      3,458,272     12,110,878     10,611,613
                                               -------------  -------------  -------------  ------------

Noninterest expense:
  Salaries and other personnel expense            4,905,273      4,538,449     14,329,031     13,483,469
  Occupancy expenses                                845,373        637,723      2,348,159      2,071,624
  Other operating expenses                        2,557,612      2,057,702      6,984,774      6,168,196
                                               -------------  -------------  -------------  ------------
      Total noninterest expense                   8,308,258      7,233,874     23,661,964     21,723,289
                                               -------------  -------------  -------------  ------------

      Income before income taxes                  5,173,026      4,269,561     14,117,579     12,390,402

Income tax expense                                1,816,746      1,344,532      5,031,078      4,078,994
                                               -------------  -------------  -------------  ------------

      Net income                               $  3,356,280   $  2,925,029   $  9,086,501   $  8,311,408
                                               =============  =============  =============  ============

Basic net income per share                     $       0.62   $       0.55   $       1.67   $       1.57
                                               =============  =============  =============  ============

Diluted net income per share                   $       0.61   $       0.55   $       1.65   $       1.56
                                               =============  =============  =============  ============

Weighted average common shares outstanding        5,428,409      5,312,831      5,431,489      5,288,760
                                               =============  =============  =============  ============

Weighted average number of common and
  common equivalent shares outstanding            5,492,967      5,361,440      5,499,414      5,329,051
                                               =============  =============  =============  ============

See accompanying notes to consolidated financial statements.

                            SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES

                                      Consolidated Statements of Cash Flows

                                                   (Unaudited)


                                                                               Nine Months Ended September 30,
                                                                                    2007              2006
                                                                              ----------------  ----------------
Cash flows from operating activities:
Net income                                                                    $     9,086,501   $     8,311,408
  Adjustments to reconcile net income to net cash
    provided by operating activities
      Depreciation                                                                  1,113,579         1,013,581
      Provision for loan losses                                                     2,607,419         1,627,041
      Net investment securities losses (gains)                                        245,015          (273,600)
      Net (accretion of discount) amortization of
        premium on investment securities                                             (112,505)         (266,989)
      Increase in CSV of bank owned life insurance                                   (494,870)         (445,253)
      Stock options compensation cost                                                 405,030           331,698
      Gain on disposal of premises and equipment                                   (1,031,764)          (95,050)
      Gain on the sale of other real estate                                            (2,614)                -
      Gain on sales of loans                                                       (3,954,535)       (3,854,244)
      Real estate loans originated for sale                                      (198,634,253)     (200,576,379)
      Proceeds from sales of real estate loans                                    207,883,343       211,288,167
      Increase in accrued interest receivable                                      (1,441,711)         (763,351)
      Increase in other assets                                                       (305,088)       (1,331,854)
      (Decrease) Increase in accrued interest payable and other liabilities        (1,271,094)          835,676
                                                                              ----------------  ----------------
        Net cash provided by operating activities                                  14,092,453        15,800,851
                                                                              ----------------  ----------------

Cash flows from investing activities:
      Proceeds from sales of available for sale securities                          8,309,763        15,729,239
      Proceeds from maturities of available for sale securities                    35,247,859        54,444,673
      Proceeds from maturities of held to maturity securities                       1,045,350           500,000
      Purchase of available for sale securities                                   (76,342,299)      (89,515,360)
      Purchase of Federal Home Loan Bank stock                                       (618,500)         (873,800)
      Proceeds from redemption of FHLB stock                                          495,000           225,000
      Net increase in loans                                                      (105,671,495)      (99,503,380)
      Purchase of Bank-owned life insurance                                                 -        (3,500,000)
      Additions to premises and equipment                                          (7,813,269)       (4,607,619)
      Proceeds from sale of other real estate                                         292,937                 -
      Proceeds from sale of premises and equipment                                  2,994,038         1,791,151
                                                                              ----------------  ----------------
        Net cash used in investing activities                                    (142,060,616)     (125,310,096)
                                                                              ----------------  ----------------


(continued)

Cash flows from financing activities:
      Net increase in deposits                                                    149,465,160       128,943,407
      Net decrease in federal funds purchased and
        securities sold under repurchase agreements                                (8,065,613)       (4,110,635)
      Advances from Federal Home Loan Bank                                         10,000,000        19,000,000
      Payments of Federal Home Loan Bank advances                                 (11,000,000)      (11,000,000)
      Proceeds from subordinated debentures                                                 -        10,000,000
      Proceeds from issuance of common stock                                                -         4,429,166
      Principal payments on other borrowed funds                                     (100,000)                -
      Purchase of treasury stock                                                     (289,865)          (45,174)
      Payment of cash dividends                                                    (2,118,046)       (2,060,300)
      Proceeds from stock options exercised                                                37           176,127
                                                                              ----------------  ----------------
        Net cash provided by financing activities                                 137,891,673       145,332,591
                                                                              ----------------  ----------------

        Net increase in cash and cash equivalents                             $     9,923,510   $    35,823,346

Cash and cash equivalents at beginning of period                                   40,910,605        22,563,056

                                                                              ----------------  ----------------
Cash and cash equivalents at end of period                                    $    50,834,115   $    58,386,402
                                                                              ================  ================

Supplemental disclosures of cash paid during the period for:
    Interest                                                                  $    30,152,761   $    21,506,010
                                                                              ================  ================

    Income taxes                                                              $     6,444,181   $     4,912,075
                                                                              ================  ================

Supplemental information on noncash investing activities:
    Loans transferred to other real estate                                    $       340,775   $             -
                                                                              ================  ================

See accompanying notes to consolidated financial statements.

            SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                               September 30, 2007

Note  1  -  Basis  of  Presentation

The accompanying consolidated financial statements include the accounts of Southeastern Bank Financial Corporation (the "Company", and its wholly-owned subsidiaries, Georgia Bank & Trust Company (the "Bank") and Southern Bank & Trust (the "Thrift"). Significant intercompany transactions and accounts are eliminated in consolidation.

The financial statements for the three and nine months ended September 30, 2007 and 2006 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2006.

In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations and cash flows for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results of operations which the Company may achieve for the entire year.

Some items in the prior period financial statements were reclassified to conform to the current presentation.

Note  2  -  Comprehensive  Income

Other comprehensive income for the Company consists of net unrealized gains and losses on investment securities available for sale. Total comprehensive income for the three months ended September 30, 2007 was $5,557,000 compared to $5,358,000 for the three months ended September 30, 2006. Total comprehensive income for the nine months ended September 30, 2007 was $9,692,000 compared to $9,009,000 for the nine months ended September 30, 2006.

Note  3  -  Cash  Dividend  Declared

On October 17, 2007, the Company declared a quarterly cash dividend of $0.13 per share on outstanding shares. The dividend is payable on November 16, 2007 to shareholders of record as of November 2, 2007.

Note  4  -  Unrealized  Losses  on  Investment  Securities

Available for Sale securities are carried at fair market value with related unrealized gains or losses included in stockholders' equity as accumulated other comprehensive income. Unrealized losses have not been recognized into income because the issuers are either obligations of the U.S. government or are of high credit quality. Also, the decline in fair value is largely due to changes in interest rates and the fair value is expected to recover as the obligations approach maturity.

Note  5  -  Recently  Issued  Accounting  Standards  on the Financial Statements

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), on January 1, 2007. The adoption of FIN 48 had no effect on the Company's financial statements. The Company has no unrecognized tax benefits and does not anticipate any increase in unrecognized benefits during 2007 relative to any tax positions taken prior to January 1, 2007. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company's policy to record such accruals in its income taxes accounts; no such accruals exist as of January 1, 2007. The Company and its subsidiaries file a consolidated U.S. federal income tax return and file in the states of Georgia and South Carolina. These returns are subject to examination by taxing authorities for all years after 2003.


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

The Company has evaluated the impact of the following issued accounting standards and has determined that the impact of adoptions is immaterial to the financial statements. In general, these standards revise the accounting for derivatives embedded in other financial instruments for 2007 and revise the recognition and accounting for servicing of financial assets for 2007.

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

The Company does not expect that the newly issued accounting standard that revises the accrual of post-retirement benefits associated with providing split-dollar life insurance will have a material effect on the financial statements when adopted in future years. The Company did not have any of these assets or liabilities as of September 30, 2007.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
--------

Southeastern Bank Financial Corporation (the "Company") operates two wholly-owned subsidiaries in the Augusta-Richmond County, GA-SC metropolitan area. Georgia Bank & Trust Company (the "Bank") was organized by a group of local citizens and commenced business on August 28, 1989, with one branch location. Today, it is Augusta's largest community banking company operating ten full service branches in Augusta, Martinez, and Evans, Georgia and one branch in Athens, Georgia. A new full service branch was opened in Evans, Georgia on July 9, 2007. Mortgage origination offices are located in Augusta, Savannah and Athens, Georgia. SB&T Capital Corporation (the "LPO") a wholly-owned subsidiary of the Bank, was organized on August 16, 2007 and intends to open an office in Greenville, South Carolina in fourth quarter 2007. Southern Bank & Trust (the "Thrift"), a federally chartered thrift, opened its main office in Aiken, South Carolina on September 12, 2006. A new full service branch of the Thrift was opened on August 23, 2007 in North Augusta, South Carolina. A new branch of the Thrift has been approved by the Office of the Thrift Supervision (the "OTS") and expected to open early December 2007 in Downtown Aiken, South Carolina.

The Company's primary market includes Richmond and Columbia Counties in Georgia and Aiken County in South Carolina, all part of the Augusta-Richmond County, GA-SC metropolitan statistical area (MSA).

The Company's services include the origination of residential and commercial real estate loans, construction and development loans, and commercial and consumer loans. The Company also offers a variety of deposit programs, including noninterest-bearing demand, interest checking, money management, savings, and time deposits. In the primary market area, Augusta-Richmond County, GA-SC metropolitan area, the Company had 13.63% of all deposits and was the second largest depository institution at June 30, 2007, as cited from the Federal Deposit Insurance Corporation's website. Securities sold under repurchase agreements are also offered. Additional services include wealth management, trust, retail investment, and mortgage. As a matter of practice, most mortgage loans are sold in the secondary market; however, some mortgage loans are placed in the portfolio based on asset/liability management strategies. The Company continues to concentrate on increasing its market share through various new deposit and loan products and other financial services and by focusing on the customer relationship management philosophy. The Company is committed to building life-long relationships with its customers, employees, shareholders, and the communities it serves.

The Company's primary source of income is from its lending activities followed by interest income from its investment activities, service charges and fees on deposits, and gain on sales of mortgage loans in the secondary market. Interest income on loans and investment securities increased during the first nine months of 2007 as compared to the first nine months of 2006 due to higher interest rates and increased volumes. Retail investment and Trust service fees income increased due to higher volume.

                          Table 1 - Selected Financial Data

                                 Sept 30,         December 31,         December 31,
                                   2007               2006                 2002
                                -----------  -----------------------  --------------
                                             (Dollars in thousands)
Assets                          $1,187,919   $            1,041,202   $     569,832
Loans                              849,426                  749,969         396,699
Deposits                           951,228                  801,763         439,557

Return on average total assets        1.10%                    1.10%           1.14%
Return on average equity             14.77%                   14.69%          13.95%

The Company continues to experience steady growth as evidenced in Table 1 above. The Company has also achieved significant increases in loans and deposits and continues to provide strong returns on assets and equity as noted in the table above. Net income for the year ended 2002 was $6.0 million compared to net income of $11.2 million at year end 2006. Net income for the nine months ended September 30, 2007 was $9.1 million. The Company has paid cash dividends of $0.13 per share each quarter since 2004.

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

Forward-Looking  Statements
---------------------------

Southeastern Bank Financial Corporation may, from time to time, make written or oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission (the "Commission") and its reports to shareholders. Statements made in such documents, other than those concerning historical information, should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are made based upon management's belief as well as assumptions made by, and information currently available to, management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors, including unanticipated changes in the Company's local economy, the national economy, governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values and securities portfolio values; difficulties in interest rate risk management; the effects of competition in the banking business; difficulties in expanding the Company's business into new markets; changes in governmental regulation relating to the banking industry, including regulations relating to branching and acquisitions; failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans; and other factors. The Company cautions that such factors are not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, the Company.

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

The allowance for loan losses is established through a provision for loan losses charged to expense, which affects the Company's earnings directly. Loans are charged against the allowance for loan losses when management believes that the collectability of the principal is unlikely. Subsequent recoveries are added to the allowance. The allowance is an amount that management believes will be adequate to absorb losses on existing loans that become uncollectible, based on evaluations of the collectability of loans. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, historical loss rates, overall portfolio quality, review of specific problem loans, and current economic conditions and trends that may affect a borrower's ability to repay.

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

Performance Overview
--------------------

The Company's net income for the third quarter of 2007 was $3.4 million, which was an increase of $431,000 (14.7%) compared to net income of $2.9 million for the third quarter of 2006. Diluted net income per share for the three months ended September 30, 2007 was $0.61 compared to $0.55 for the three months ended September 30, 2006. Net income for the first nine months of 2007 was $9.1 million, an increase of $775,000 (9.3%) compared with net income of $8.3 million for the first nine months of 2006. The increase in net income for the three and nine months ended September 30, 2007 as compared with the three and nine months ended September 30, 2006, was primarily a result of increases in net interest income and noninterest income, somewhat offset by increases in noninterest expense and provision for loan losses. Interest income on both loans and investment securities increased due to increased volumes and higher interest rates. Interest expense on deposits, securities sold under repurchase agreements and other borrowings increased as a result of higher volumes and increase in interest rates. The loan loss provision increased primarily due to loan volume growth as well as increases in specifically-reserved loans, higher levels of Classified and Watch-rated debt and management's assessment of current economic environment. Factors contributing to the increase in noninterest income for the nine months ended September 30, 2007, were primarily from an increase in the gain on sale of fixed assets due to a $1,097,000 gain on the sale of property in August 2007, retail investment income and trust services fees increased resulting from increased production in the Wealth Management area, service charges and fees on deposits increased primarily due to increase in NSF fees and ATM/debit card income somewhat offset by a decrease in investment securities (losses) gains, net due to a $278,000 loss recognized in third quarter 2007 for the three month period as well as a $526,000 gain recognized on the sale of agency securities in second quarter 2006 as compared to the $245,000 losses recognized on the sale of agency securities in 2007 for the nine month period. Noninterest expense increased during the three and nine months ended September 30, 2007 compared to the same periods ended September 30, 2006, primarily due to increases in salaries, employee benefits, occupancy expense and other operating expenses. Significant changes in other operating expenses during the three and nine month periods include increases in processing expense, IT maintenance expense, and contributions.

                                  Table 2 - Selected Balance Sheet Data

                                               September 30,   December 31,            Variance
                                                                            -----------------------------
                                                  2007           2006           Amount            %
                                              -------------  -------------  --------------  -------------
                                                                (Dollars in thousands)
Cash and due from banks                       $      26,487  $      25,710  $         777            3.0%
Federal funds sold                                   23,847         14,688          9,159           62.4%
Investment securities                               234,480        202,106         32,374           16.0%
Loans                                               849,426        749,969         99,457           13.3%
Assets                                            1,187,919      1,041,202        146,717           14.1%
Deposits                                            951,228        801,763        149,465           18.6%
Securities sold under repurchase agreements          61,954         70,020         (8,066)        (11.5%)
Liabilities                                       1,101,306        962,278        139,028           14.4%
Stockholders' equity                                 86,613         78,924          7,689            9.7%


Table 2 highlights significant changes in the balance sheet at September 30, 2007 as compared to December 31, 2006. Assets increased $146.7 million, primarily the result of higher balances for fed funds sold, loans and investment securities. The increase in assets was funded by the increase in deposits of $149.5 million somewhat offset by an $8.1 million decrease in securities sold under repurchase agreements. Net income of $9.1 million less dividends paid of $2.1 million also contributed to the funding.

The annualized return on average assets for the Company was 1.10% for the nine months ended September 30, 2007 equal to the return for December 31, 2006. The annualized return on average stockholders' equity was 14.77% for the nine months ended September 30, 2007, compared to 14.69% for December 31, 2006.

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

                               Table 3 - Average Balances, Income and Expenses, Yields and Rates

                                             Three Months Ended September 30, 2007       Three Months Ended September 30, 2006
                                             ----------------------------------------  ----------------------------------------
                                                           Annualized                               Annualized
                                                             Average                                  Average
                                                Average      Yield or     Amount Paid    Average       Yield or    Amount Paid
                                                Amount         Rate       or Earned      Amount         Rate       or Earned
                                             ----------------------------------------  ----------------------------------------
                                                                            (Dollars in thousands)
Interest-earning assets:
  Loans                                      $    826,787         8.14%  $     17,139  $    674,006         8.28%  $     14,208
  Investment securities                           230,689         5.23%         3,016       213,263         5.07%         2,705
  Federal funds sold                               17,325         5.04%           220        15,525         4.99%           195
  Interest-bearing deposits in other banks            500         5.40%             6           513         4.48%             6
                                             ----------------------------------------------------------------------------------
      Total interest-earning assets          $  1,075,301         7.46%  $     20,381  $    903,307         7.46%  $     17,114
                                             ------------                ------------  ------------                ------------

Interest-bearing liabilities:
  Deposits                                   $    803,509         4.29%  $      8,689  $    644,983         3.99%  $      6,480
  Federal funds purchased / securities
    sold under repurchase agreements               63,581         5.18%           830        58,013         5.16%           754
  Other borrowings                                 78,618         5.69%         1,127        80,823         5.73%         1,168
                                             ------------                ------------  ------------                ------------
      Total interest-bearing liabilities     $    945,708         4.47%  $     10,646  $    783,819         4.25%  $      8,402
                                             ------------                ------------  ------------                ------------

Net interest margin/income:                                       3.54%  $      9,735                       3.77%  $      8,712
                                                                         ============                              ============


                               Table 4 - Average Balances, Income and Expenses, Yields and Rates

                                                 Nine Months Ended Sept. 30, 2007          Nine Months Ended Sept. 30, 2006
                                             ---------------------------------------   ----------------------------------------
                                                            Annualized                              Annualized
                                                             Average        Amount                     Average       Amount
                                                Average      Yield or      Paid or       Average       Yield or      Paid or
                                                Amount         Rate         Earned        Amount         Rate         Earned
                                             ------------  ------------  ------------  ------------  ------------  ------------
                                                                             (Dollars in thousands)
Interest-earning assets:
  Loans                                      $    793,660         8.18%  $     49,042  $    642,156         8.05%  $     39,039
  Investment securities                           221,109         5.16%         8,549       212,909         4.93%         7,863
  Federal funds sold                               23,168         5.21%           902        11,034         4.72%           390
  Interest-bearing deposits in other banks            508         5.31%            20           646         4.02%            19
                                             ------------                ------------  ------------                ------------
      Total interest-earning assets          $  1,038,445         7.47%  $     58,513  $    866,745         7.24%  $     47,311
                                             ------------                ------------  ------------                ------------

Interest-bearing liabilities:
  Deposits                                   $    764,128         4.26%  $     24,346  $    615,138         3.68%  $     16,946
  Federal funds purchased / securities
    sold under repurchase agreements               63,889         5.23%         2,500        60,193         4.80%         2,163
  Other borrowings                                 79,223         5.72%         3,391        73,023         5.63%         3,074
                                             ------------                ------------  ------------                ------------
      Total interest-bearing liabilities     $    907,240         4.46%  $     30,237  $    748,354         3.96%  $     22,183
                                             ------------                ------------  ------------                ------------

Net interest margin/income:                                       3.57%  $     28,276                       3.81%  $     25,128
                                                                         ============                              ============

Net interest income increased $1.0 million (11.8%) during the three-month period and $3.1 million (12.5%) during the nine-month period as compared to the same period in 2006. Loan interest income increased $2.9 million and $10.0 million in the three and nine month periods, respectively, while deposit interest expense increased $2.2 million and $7.4 million in the three and nine month periods, respectively, all the result of higher interest rates and continued growth of account balances. The annual average balance for loans was $793.7 million at September 30, 2007 with an annualized average yield of 8.18% compared to $642.2 million at September 30, 2006 with an annualized average yield of 8.05%. Interest-bearing deposits had an annual average balance of $764.1 million with an annualized average rate of 4.26% at September 30, 2007 compared to

$615.1 million and 3.68% at September 30, 2006. Other contributing factors during both the three and nine month periods included increases in interest income on investment securities, increases in interest expense on securities sold under repurchase agreements somewhat offset by decreases in interest expense on other borrowings.

The Company's net interest margin for the three and nine months ended September 30, 2007 was 3.54% and 3.57%, respectively, as compared to 3.77% and 3.81% for the three and nine months ended September 30, 2006, respectively. The rate for earning assets increased 23 basis points for the nine month period, with higher average yields on loans offset by lower average yields on investments and federal funds sold accounting for most of the increase for the nine month period. The cost to fund earning assets increased 22 basis points and 50 basis points for the three and nine month periods, respectively, primarily due to higher rates on deposits somewhat offset by lower rates on other borrowings.

Noninterest  Income
-------------------

                                              Table 5 - Noninterest Income

                               Three Months Ended                             Nine Months Ended
                                  September 30,             Variance             September 30,             Variance
                             ----------------------  ---------------------  ---------------------  ---------------------
                                2007        2006       Amount        %         2007       2006       Amount        %
                             ----------  ----------  ----------  ---------  ----------  ---------  ----------  ---------
                                            (Dollars in thousands)                     (Dollars in thousands)
Service charges and fees
  on deposits                $   1,675   $   1,423   $     252       17.7%  $   4,654   $   4,315  $     339        7.9%
Gain on sales of loans           1,350       1,329          21        1.6%      3,954       3,854        100        2.6%
Gain on sale of fixed
  assets                         1,095           3       1,092    36400.0%      1,032          95        937      986.3%
Investment securities
  (losses) gains, net             (278)        (10)       (268)    2680.0%       (245)        274       (519)   (189.4%)
Retail investment income           296         192         104       54.2%        894         577        317       54.9%
Trust services fees                271         214          57       26.6%        830         605        225       37.2%
Increase in cash surrender
  value of bank-owned
  life insurance                   169         156          13        8.3%        495         445         50       11.2%
Miscellaneous income               169         151          18       11.9%        497         447         50       11.2%
                             ----------  ----------  ----------  ---------  ----------  ---------  ----------  ---------
Total noninterest income     $   4,747   $   3,458   $   1,289       37.3%  $  12,111   $  10,612  $   1,499       14.1%
                             ==========  ==========  ==========  =========  ==========  =========  ==========  =========

Noninterest income increased $1,289,000 (37.3%) during the three-month period and increased $1,499,000 (14.1%) during the nine-month period. The most significant changes for the three and nine month periods were increases in service charge and fees on deposits, retail investment income, trust income, and gain on sale of fixed assets somewhat offset by a decrease in net investment securities gains. A $278,000 investment security loss was recognized in third quarter 2007. The decrease in the nine month period was due to a $526,000 gain recognized on the sale of equity securities somewhat offset by losses on the sale of agency securities in second quarter 2006 as compared to the $245,000 losses recognized on the sale of agency securities in 2007. Service charge and fees on deposits increased primarily due to increase in NSF charges in first quarter 2007, somewhat offset by discontinued fees for daily overdraft and debit card fees. The increase in retail investment income is primarily due to broker production increases from additional staff added in 2006. The increase in trust income is primarily due to increased levels of assets under management. Gain on sale of fixed assets increased due to the sale of the operations campus located in Augusta, Georgia in August 2007.

Noninterest  Expense
--------------------

                                           Table 6 - Noninterest Expense

                              Three Months Ended                         Nine Months Ended
                                 September 30,          Variance            September 30,          Variance
                            --------------------  -------------------   -------------------   --------------------
                              2007       2006      Amount        %        2007       2006      Amount        %
                            ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                       (Dollars in thousands)                       (Dollars in thousands)
Salaries and other
  personnel expense         $   4,905  $   4,538  $     367       8.1%  $  14,329  $  13,483  $     846       6.3%
Occupancy expenses                845        638        207      32.4%      2,348      2,072        276      13.3%
Other operating expenses        2,558      2,058        500      24.3%      6,985      6,168        817      13.2%
                            ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Total noninterest expense   $   8,308  $   7,234  $   1,074      14.8%  $  23,662  $  21,723  $   1,939       8.9%
                            =========  =========  =========  =========  =========  =========  =========  =========

Noninterest expense increased $1,074,000 (14.8%) during the three-month period and $1.9 million (8.9%) during the nine-month period. Salary expense increased during the three and nine month periods primarily due to opening of new branches in North Augusta, South Carolina, and in Evans, Georgia as well as new personnel due to continued company growth, somewhat offset by a decrease in commissions and an increase in the deferral of loan production expense in compliance with SFAS No. 91. Increases in employee benefits during the three and nine month periods were for FICA taxes, medical expenses, employer 401K contributions, all directly related to salaries as well as an increase in stock option expense. Increases for occupancy expenses during the three and nine month periods including miscellaneous equipment purchases, equipment maintenance expense and other occupancy expenses were primarily related to the opening of new branches. Additionally, rent expense increased for leased property for ATM's and parking. Property taxes increased due to the opening of new branch offices at GB&T and SB&T. Depreciation expense increased primarily due to the opening of SB&T and new branches opened for GB&T, somewhat offset by a decrease due to the Company's core hardware and software systems, which became fully depreciated by the end of the second quarter of 2006. Other operating expenses increased $500,000 (24.3%) for the three-month period and $817,000 (13.2%) for the nine-month period. Increases in processing expenses during both the three and nine month periods were attributable to new account growth for both retail and business checking products and retail investment processing fees related to increased production. Contributions increased for the three month period as the result of a $250,000 donation made to Georgia Bank Foundation in August 2007. Increases in IT maintenance expense during the three and nine month periods were due primarily to additional costs in software maintenance for SB&T and GB&T.

Income  Taxes
-------------

Income tax expense in the third quarter of 2007 totaled $1.8 million, an increase of $472,000 (35.1%) over the third quarter of 2006. The effective tax rate for the three months ended September 30, 2007 and 2006 was 35.1% and 31.5%, respectively. Income tax expense for the nine months ended September 30, 2007 totaled $5.0 million for an effective tax rate of 35.6% compared to 32.9% for the nine months ended September 30, 2006. The increase in the effective tax rate for both the three and nine month periods are primarily due to lower nontaxable interest income and an increase in the federal tax rate due to anticipated higher income for the year.

Asset  Quality
--------------

Table 7 which follows shows the current and prior period amounts of non-performing assets. Non-performing assets were $2.6 million at September 30, 2007, compared to $2.4 million at December 31, 2006 and $2.8 million at September 30, 2006. Significant changes from December 2006 to September 2007 include a $50,000 increase in other real estate owned, a $178,000 increase in non-accrual loans primarily due to a $850,000 increase for one customer added to nonaccrual status somewhat offset by a $276,000 decrease in non-accrual loans with balances less than $100,000, and a $396,000 decrease for customers with balances greater than $100,000. The ratio of non-performing assets to total loans and other real estate was 0.30% at September 30, 2007, compared to 0.31% at December 31, 2006 and 0.40% at September 30, 2006. The control and monitoring of non-performing assets continues to be a priority of management.

                                   Table 7 - Non-Performing Assets
                                        (Dollars in thousands)

                                       September 30, 2007    December 31, 2006    September 30, 2006
                                      --------------------  -------------------  --------------------
Nonaccrual loans                      $             2,529   $            2,351   $             2,769
Other real estate owned                                50                    -                     -
                                      --------------------  -------------------  --------------------
    Total non-performing assets       $             2,579   $            2,351   $             2,769
                                      ====================  ===================  ====================


Loans past due 90 days or more
  and still accruing interest         $                 -   $                -   $                 -
                                      ====================  ===================  ====================

Total non-performing assets to total
  loans and other real estate owned                  0.30%                0.31%                 0.40%
                                      ====================  ===================  ====================

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

When reviewing the allowance for loan losses, it is important to understand to whom the Company lends. The following table sets forth the composition of the Company's loan portfolio as of September 30, 2007 and December 31, 2006.

                                        Table 8 - Loan Portfolio Composition


                                                        September 30, 2007           December 31, 2006
                                                  ---------------------------  ---------------------------
                                                     Amount           %           Amount           %
                                                  -------------  ------------  -------------  ------------
                                                                   (Dollars in thousands)
          Commercial financial and agricultural   $     95,571         11.25%  $     80,823         10.78%
                                                  -------------  ------------  -------------  ------------
          Real estate
            Commercial                                 233,868         27.53%       198,453         26.46%
            Residential                                179,135         21.09%       158,543         21.14%
            Residential held for sale                    9,563          1.13%        14,857          1.98%
            Construction and development               300,436         35.37%       266,875         35.58%
                                                  -------------  ------------  -------------  ------------
                Total real estate                      723,002         85.12%       638,728         85.17%
                                                  -------------  ------------  -------------  ------------
          Lease financing                                   71          0.01%           116          0.02%
          Consumer
            Direct                                      25,314          2.98%        24,146          3.22%
            Indirect                                     4,657          0.55%         6,232          0.83%
            Revolving                                    1,840          0.22%           843          0.11%
                                                  -------------  ------------  -------------  ------------
              Total consumer                            31,811          3.75%        31,221          4.16%
                                                  -------------  ------------  -------------  ------------
          Deferred loan origination fees                (1,030)        -0.12%          (919)        -0.12%
                                                  -------------  ------------  -------------  ------------
              Total                                    849,425        100.00%  $    749,969        100.00%
                                                  =============  ============  =============  ============

At September 30, 2007, the loan portfolio is comprised of 85.12% real estate loans. Commercial, financial and agricultural loans comprise 11.25%, and consumer loans comprise 3.75% of the portfolio.

While the Company has 85.12% of its loan portfolio composed of real estate loans, this percentage is not significantly higher than in previous years. Commercial real estate comprises 27.53% of the loan portfolio and is approximately half owner occupied properties where the operations of the commercial entity provide the necessary cash flow to service the debt. For this portion of real estate loan portfolio, repayment is not dependent upon the sale of the real estate held as collateral. Construction and development (35.37%) has been an increasingly important portion of the real estate loan portfolio. The Company carefully monitors the loans in this category since the repayment of these loans is generally dependent upon the sale of the real estate in the normal course of business and can be impacted by national and local economic conditions. The residential category, 21.09% of the portfolio, represents those loans that the Company chooses to maintain in its portfolio rather than selling into the secondary market for marketing and competitive reasons and commercial loans secured by residential real estate. The residential held for sale category, 1.13% of the portfolio, comprises loans that are in the process of being sold into the secondary market. In these loans, the credit has been approved by the investor and the interest rate locked so that the Company minimizes credit and interest rate risk with respect to these loans.

The Company has no large loan concentrations to individual borrowers. Unsecured loans at September 30, 2007 were $14.9 million. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may advise additions to the allowance based on their judgments about information available to them at the time of their examination. Such regulatory guidance is considered, and the Company may recognize additions to the allowance as a result.

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management's analysis of potential risk in the loan portfolio. Loans determined to be uncollectible are charged to the allowance for loan losses and subsequent recoveries are added to the allowance. A provision for losses in the amount of $1,001,000 was charged to expense for the quarter ended September 30, 2007 compared to $667,000 for the quarter ended September 30, 2006, and $2,607,000 for the nine months ended September 30, 2007 compared to $1,627,000 for the nine months ended September 30, 2006. The increase in provision for loan losses for both three and nine month periods is primarily due to the provision related to overall loan growth, including the new Thrift's loan portfolio, an increase in specifically-reserved loans and increased levels of classified/watch loans rated debt as well as management's assessment of current economic environment. The increase in the allowance for loan losses as of September 30, 2007 as compared to September 30, 2006 is primarily due to increases in outstanding loan balances including the Thrift's loan portfolio, increases in the allowance applicable to specific loans, and increases to the allowance due to higher levels of Classified and Watch-rated debt as well as management's assessment of current economic environment.

                                 Table 9 - Allowance For Loan Losses
                                       (Dollars in thousands)

                                                      2007                  2006
                                                    --------              --------
          Beginning balance, January 1              $ 9,777               $ 9,125
          SAB 108 Adjustment                              -                 ($694)
          Provision charged to expense                2,607                 1,627
          Recoveries                                    596                   626
          Loans charged off                          (1,175)               (1,640)
                                                    --------              --------
          Ending balance, June 30                   $11,805               $ 9,044
                                                    ========              ========

The allowance for loan loss was decreased $694,000 as of January 1, 2006 to adjust for over accrual of estimated losses on unfunded lines and commitments and standby letters of credit as required by the release of Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108).

At September 30, 2007 the ratio of allowance for loan losses to total loans was 1.39% compared to 1.30% at December 31, 2006 and 1.31% at September 30, 2006. Management considers the current allowance for loan losses appropriate based upon its analysis of the potential risk in the portfolio, although there can be no assurance that the assumptions underlying such analysis will continue to be correct.

Liquidity  and  Capital  Resources
----------------------------------

The Company's liquidity remains adequate to meet operating and loan funding requirements. The loan to deposit ratio at September 30, 2007 was 89.3% compared to 93.5% at December 31, 2006 and 87.4% at September 30, 2006. The decrease in the loan to deposit ratio from December 31, 2006 to September 30, 2007 reflects deposit growth at a higher rate than loan growth during the first nine months of 2007. The increase in the loan to deposit ratio from September 30, 2006 to December 31, 2006 reflects loan growth at a higher rate than deposit growth during that time period. Deposits at September 30, 2007 and December 31, 2006 include $79.2 million and $67.4 million of brokered certificates of deposit, respectively. GB&T has also utilized borrowings from the Federal Home Loan Bank. GB&T maintains a line of credit with the Federal Home Loan Bank approximating 10% of GB&T's total assets. Federal Home Loan Bank advances are collateralized by eligible first mortgage loans, commercial real estate loans and investment securities. These borrowings totaled $59.0 million at September
30, 2007. GB&T maintains repurchase lines of credit with SunTrust Robinson Humphrey, Atlanta, Georgia, for advances up to $20.0 million and with The Bankers Bank, Atlanta, Georgia, for advances up to $10.0 million of which no amounts where outstanding in either case as of September 30, 2007. GB&T has a federal funds purchased accommodation with The Bankers Bank, Atlanta, Georgia, for advances up to $16.7 million and with SunTrust Bank, Atlanta, Georgia for advances up to $10.0 million, while SB&T has a federal funds purchased accommodation with The Bankers Bank, Atlanta, Georgia, for advances up to $3.3 million. Additionally, liquidity needs can be satisfied by the structuring of the maturities of investment securities and the pricing and maturities on loans and deposits offered to customers. The Company also uses retail securities sold under repurchase agreements to fund growth. Retail securities sold under repurchase agreements were $62.0 million at September 30, 2007.

Stockholders' equity to total assets was 7.29% at September 30, 2007 compared to 7.58% at December 31, 2006 and 7.40% at September 30, 2006. Stockholders' equity as of September 30, 2007 includes proceeds of $5.0 million from a private placement stock offering held during the third and fourth quarters of 2006. The capital of the Company exceeded all required regulatory guidelines at September 30, 2007. The Company's Tier 1 risk-based, total risk-based and leverage capital ratios were 11.46%, 12.72%, and 9.35%, respectively, at September 30, 2007. The following table reflects the current regulatory capital levels in more detail, including comparisons to the regulatory minimums.

                                  Table 10 - Regulatory Capital Requirements
                                              September 30, 2007
                                            (Dollars in Thousands)

                                                           Required for capital
                                       Actual                adequacy purposes               Excess
                                 Amount       Percent       Amount       Percent       Amount       Percent
                              ------------  ------------  -----------  ------------  -----------  ------------
Southeastern Bank Financial
Corporation

Risk-based capital:
  Tier 1 capital              $    107,503        11.46%       37,520         4.00%       69,983         7.46%
  Total capital                    119,350        12.72%       75,040         8.00%       44,310         4.72%
Tier 1 leverage ratio              107,503         9.35%       46,010         4.00%       61,493         5.35%

Georgia Bank & Trust Company

Risk-based capital:
  Tier 1 capital              $     84,982         9.83%       34,589         4.00%       50,393         5.83%
  Total capital                     95,792        11.08%       69,179         8.00%       26,613         3.08%
Tier 1 leverage ratio               84,982         7.90%       43,020         4.00%       41,962         3.90%

Southern Bank & Trust

Risk-based capital:
  Tier 1 capital              $     14,189        20.13%        2,820         4.00%       11,369        16.13%
  Total capital                     15,070        21.37%        5,640         8.00%        9,430        13.37%
Tier 1 leverage ratio               14,189        20.18%        2,812         4.00%       11,377        16.18%

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

Unfunded commitments to extend credit where contract amounts represent potential credit risk totaled $201.0 million at September 30, 2007. These commitments are primarily at variable interest rates.

The Company's commitments are funded through internal funding sources of scheduled repayments of loans and sales and maturities of investment securities available for sale or external funding sources through acceptance of deposits from customers or borrowings from other financial institutions.

The following table is a summary of the Company's commitments to extend credit, commitments under contractual leases as well as the Company's contractual obligations, consisting of deposits, FHLB advances, which are subject to early termination options, and borrowed funds by contractual maturity date.

Table 11 - Commitments and
Contractual Obligations                              Less than    1 - 3    3 - 5   More than
($ in thousands)                                       1 Year     Years    Years    5 Years
---------------------------------------------------  ----------  -------  -------  ----------

Lines of credit                                      $  200,991        -        -           -
Mortgage loan commitments                            $   12,291        -        -           -
Lease agreements                                            173      316      217         204
Deposits                                                898,145   47,256    5,827           -
Securities sold under
  repurchase agreements                                  61,954        -        -           -
FHLB advances                                                 -   17,000   13,000      29,000
Other borrowings                                            900        -        -           -
Subordinated debentures                                       -        -        -      20,000
  Total commitments and
    contractual obligations                          $1,174,454  $64,572  $19,044  $   49,204
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

Effects of Inflation and Changing Prices
----------------------------------------

Inflation generally increases the cost of funds and operating overhead, and to the extent loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on the performance of a financial institution than the effects of general levels of inflation. Although interest rates do not necessarily move in the same direction and to the same extent as the prices of goods and services, increases in inflation generally have resulted in increased interest rates. In addition, inflation can increase a financial institution's cost of goods and services purchased, the cost of salaries and benefits, occupancy expense and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings, and stockholders' equity. Mortgage originations and refinances tend to slow as interest rates increase, and can reduce the Company's earnings from such activities and the income from the sale of residential mortgage loans in the secondary market.


Item  3.  Quantitative  and  Qualitative  Disclosures  About  Market  Risk

As of September 30, 2007, there were no substantial changes in the interest rate sensitivity analysis or the sensitivity of market value of portfolio equity for various changes in interest rates calculated as of December 31, 2006. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company's audited consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2006 included in the Company's 2006 Annual Report on Form 10-K.

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

Item  1A.      Risk  Factors

               Current Trends in the Mortgage Loan Markets Could Adversely Affect our Credit Quality and Profitability.

               Since the beginning of the year, the market has seen several subprime lenders and hedge funds that had invested in loans supported by real estate collateral declare bankruptcy and discontinue operations, while other lenders have continued to put in place more stringent underwriting criteria. Recent losses on mortgage-backed investment securities recorded by some larger financial institutions have resulted in reduced valuations, demand and liquidity for these securities.

               These challenges have affected the mortgage loan marketplace by increasing the borrower's cost of funds for loan supported by real estate. More stringent loan underwriting standards continue to reduce the number of real estate borrowers who can find financing in the marketplace, and this continues to reduce the number of properties sold and refinanced. The number of residential properties on the market has continued to increase, and in certain markets including our own, there has been increasing downward pressure on the selling prices of new and existing homes and also in the sales market values of existing properties, which are utilized as comparisons in valuing real estate collateral. This affects the ability of some borrowers, particularly those in construction and development, to sell the properties securing their loans, which in turn makes it difficult for them to make the scheduled repayments on those loans.

               The impact of the described changes in the economy as a whole, and the real estate marketplace specifically, could have a negative effect on our ability to maintain or grow our loan levels and on the values of the collateral underlying our loans. These changes could limit growth in interest income and could also cause an increase in expenses associated with collecting on loans, foreclosing on real estate collateral, and selling properties that have already been foreclosed. The potential impact on the Company would depend on the duration and depth of the real estate market downturn, which will also be affected by the financial market's response to correcting the problems that have affected the market, including providing accommodations to borrowers in default or who are experiencing financial difficulty.

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

Item  2.       Unregistered Sales of Equity  Securities  and  Use  of  Proceeds

               Issuer  Purchases  of  Equity  Securities

               The following table sets forth information regarding the Company's purchases of its common stock on a monthly basis during the third quarter of 2007. Of the 5752 shares repurchased during the third quarter, 552 were privately negotiated and 5,200 were made in the open market.

----------------------------------------------------------------------------------------------
                                                                           Maximum Number (or
                                                      Total Number of      Appropriate Dollar
                                                     Shares (or Uunits)    Value) of Shares (or
                     Total Number  Average Price   Purchased as Part of      Units) Yet be
                      of Shares       Paid Per      Publicly Announced    Purchased Under the
Period                Purchased        Share         Plans or Programs     Plans or Programs
-------------------  ------------  --------------  ---------------------  --------------------
July 1 through
July 31, 2007                 200           35.57                  5,879                94,121
-------------------  ------------  --------------  ---------------------  --------------------
August 1 through
August 31, 2007             5,000           38.46                 10,879                89,121
-------------------  ------------  --------------  ---------------------  --------------------
September 1 through
September 30, 2007            552           35.50                 11,431                88,569
-------------------  ------------  --------------  ---------------------  --------------------
Total                       5,752  $        38.08                 11,431                88,569
----------------------------------------------------------------------------------------------

               On April 15, 2004, the Company announced the commencement of a stock repurchase program, pursuant to which it will, from time to time, repurchase up to 100,000 shares of its outstanding stock. The program does not have a stated expiration date. No stock repurchase programs were terminated during the third quarter of 2007.

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

                    SOUTHEASTERN BANK FINANCIAL CORPORATION



Date:  November 9, 2007                  By:    /s/ Darrell R. Rains
     ---------------------                  ------------------------------------
                                         Darrell R. Rains
                                         Group Vice President, Chief
                                         Financial Officer (Duly Authorized
                                         Officer of Registrant and Principal
                                         Financial Officer)