Form 10-K
period 2007-12-31
Southeastern Bank Financial CORP
filed 2008-03-17
CIK 880116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-24172

SOUTHEASTERN BANK FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

GEORGIA	58-2005097
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3530 Wheeler Road Augusta, Georgia	30909 (Zip Code)
(Address of principal executive offices)

(706) 738-6990

(Registrant’s telephone number, including area code)

None

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $3.00 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Non-accelerated filer ☐
(do not check if a smaller reporting company)

Accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $106,116,720 based on the closing sale price of $40.00 per share as reported on the Over the Counter Bulletin Board.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 3, 2008
Common Stock, $3 par value per share	5,414,888 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held April 23, 2008	Part III

Item 1.	Description of Business

General

Southeastern Bank Financial Corporation (the “Company”) is a Georgia corporation that is a bank holding company registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “BHCA”). The Company had total consolidated assets of $1.2 billion, total deposits of $952.2 million and total stockholders’ equity of $89.8 million at December 31, 2007. The Company has two wholly-owned subsidiaries that primarily do business in the Augusta-Richmond County, GA-SC metropolitan area-Georgia Bank & Trust Company of Augusta (“GB&T”) and Southern Bank & Trust (“SB&T”). GB&T, a Georgia state bank, operates nine full service branches in Augusta, Martinez, and Evans, Georgia, and one branch in Athens, Georgia, with mortgage origination offices located in Augusta, Savannah and Athens, Georgia. SB&T Capital Corporation (“the LPO”) a wholly owned subsidiary of the Bank, was organized on August 16, 2007 and opened an office in Greenville, South Carolina. On November 1, 2007, GB&T entered into an Operating Agreement with NMF Asset Management LLC (“NMF”) whereby GB&T became a 30% partner. NMF is an investment management firm that provides services to individuals, trusts, pensions, nonprofit organizations as well as other institutions. SB&T, a federally chartered thrift, operates three full service branches in North Augusta and Aiken, South Carolina. The Company’s operations campus is located in Martinez, Georgia and services both subsidiaries.

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

The Company’s internet address is www.georgiabankandtrust.com. It makes available free of charge through its website its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC.

The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The Internet address of the SEC website is www.sec.gov.

History

GB&T was organized by a group of local citizens from Richmond and Columbia Counties and commenced business from the main office location at 3530 Wheeler Road in Augusta on August 28, 1989. GB&T opened its first Augusta branch at 3111 Peach Orchard Road in December 1991 and its second Augusta branch at 1530 Walton Way in December 1992. GB&T became a subsidiary of the Company in February 1992 as a result of its holding company reorganization. The Company acquired FCS Financial Corporation and First Columbia Bank (“First Columbia”) on December 31, 1992. This allowed the Company to expand into neighboring Columbia County. In July 1993, First Columbia merged into GB&T, and GB&T now operates the former main office of First Columbia at 4105 Columbia Road, Martinez, Georgia as a branch. GB&T opened a second branch in Columbia County in November 1994 that is located in Evans, Georgia. In October 1995, GB&T opened its sixth banking office at 3133 Washington Road. GB&T opened a full service branch in May 2001 in Martinez, Georgia, the third Columbia County branch. In September 2004, GB&T opened its eighth banking office located in the Cotton Exchange historic building in downtown Augusta, Georgia. In December 2005, GB&T opened its ninth banking office and first full service branch outside of the Augusta market in Athens, Georgia. GB&T opened a full service branch in July 2007, the fourth branch to be opened in Columbia County. On August 16, 2007, SB&T Capital Corporation, a wholly owned subsidiary of GB&T, was organized in South Carolina and opened their first loan production office November 2007 in Greenville, South Carolina. On November 1, 2007 GB&T entered into an Operating Agreement with NMF Asset Management LLC (“NMF”) whereby GB&T became a 30% partner. The principal office of NMF is located at 815 Colorado Avenue in Stuart, Florida. SB&T was organized by the Company during 2005 and 2006, opening its main office in Aiken, South Carolina on September 12, 2006. SB&T opened its first North Augusta branch at 336 Georgia Avenue in August 2007. SB&T opened its second Aiken branch at 149 Laurens Street on January 10, 2008.

Management Team

GB&T was founded with an experienced management team, and that team has continued to expand with the growth of the bank. GB&T’s President and Chief Executive Officer, R. Daniel Blanton, was involved in the organization of GB&T in 1988 and previously served with a predecessor to First Union National Bank, Georgia State Bank, for over thirteen years. With the acquisition of First Columbia, GB&T obtained its Executive Vice President and Chief Operating Officer, Ronald L. Thigpen, who had served as Chief Executive Officer of First Columbia since 1991, and before that served in various capacities with First Union National Bank and its predecessors. GB&T’s senior loan officer and Group Vice President, Tom C. McLaughlin, has been associated with GB&T for fifteen years, and worked previously with Mr. Blanton at Georgia State Bank. Regina W. Mobley, Group Vice President, Bank Operations, has been with GB&T since the acquisition of First Columbia Bank. With over 30 years of bank operations experience, she previously served First Columbia Bank and C & S National Bank, as predecessor of Bank of America. GB&T’s senior credit officer and Group Vice President, James R. Riordan, Jr., joined the team in 2002. For the prior ten years, he served in various capacities with SunTrust Bank, Augusta, N. A., most recently as senior lending officer. He has 21 years of bank lending and credit administration experience. Jay Forrester, Group Vice President, Retail Banking, has been associated with GB&T since 1995. He previously served as Vice President, Commercial Lending for C & S National Bank and NationsBank, predecessors of Bank of America. In September 2004, Robert C. Osborne, Jr., joined GB&T as Executive Vice President and head of Wealth Management. For the prior 28 years, he was associated with Wachovia Corporation in Atlanta and Augusta, most recently as head of their Wealth Management unit in Augusta.

The Company opened SB&T with a management team that has extensive experience in the Aiken, South Carolina market. In 2005, both Frank Townsend and Darrell Rains joined GB&T with the responsibility of organizing SB&T. Frank Townsend became President and Chief Executive Officer of SB&T upon its opening in September 2006. Prior to joining GB&T, Mr. Townsend spent eleven years with Regions Bank and was the Commercial Sales Manager for the Central Carolina Bank in Aiken. He has 22 years experience in both banking and insurance. Darrell Rains, Group Vice President and Chief Financial Officer, has over 27 years of financial experience, including service at Regions Bank as

Regional Financial Officer for the Mid-Atlantic Region and at Palmetto Federal, a predecessor to Regions Bank in Aiken, S.C., as Chief Financial Officer. He serves as Chief Financial Officer for the Company, GB&T and SB&T.

Market Area

The Company’s primary market area includes Richmond and Columbia Counties in Georgia and Aiken County in South Carolina, all part of the Augusta-Richmond County, GA-SC metropolitan statistical area (MSA). The 2006 population of the Augusta-Richmond County, GA-SC MSA was 523,249, the second largest in Georgia and fourth largest in South Carolina. The Augusta market area has a diversified economy based principally on government, public utilities, health care, manufacturing, construction, and wholesale and retail trade. Augusta is one of the leading medical centers in the Southeast. Significant medical facilities include the Medical College of Georgia, University Hospital, Veteran’s Administration Hospital, Dwight D. Eisenhower Hospital, Gracewood State School and Hospital, Doctors’ Hospital and Trinity Hospital. Other major employers in the Augusta market area include Westinghouse Savannah River Site (nuclear defense), the Fort Gordon military installation, E-Z Go/Textron (golf car manufacturer), the Richmond County school system and the Columbia County school system. Major employers in the Aiken market include Westinghouse Savannah River Site (nuclear defense), Aiken County Board of Education, Bechtel Savannah River Company (engineering construction firm), Wal-Mart Associates Inc., Kimberly Clark Corporation, and BFS North American Tire, LLC. The area is served by Interstate 20, which connects it to Atlanta, 140 miles to the west and Columbia, South Carolina, 70 miles to the east. Augusta is also served by a major commercial airport (Bush Field) and a commuter airport (Daniel Field). The average unemployment rate for the Augusta-Richmond County MSA was 5.9% in 2006. Between June 2006 and June 2007 (the latest date for which FDIC information is available), total commercial bank and thrift deposits in the Augusta-Richmond County, GA-SC MSA increased 10.2% from $5.9 billion to $6.5 billion. Based on data reported as of June 30, 2007, GB&T has 12.87% of all deposits in the Augusta-Richmond County, GA-SC MSA and is the second largest depository institution. The demographic information as presented above is based upon information and estimates provided by the U.S. Census Bureau, U.S. Department of Labor, the Federal Deposit Insurance Corporation (“FDIC”), Augusta Metro Chamber of Commerce, and the South Carolina Employment Security Commission.

The Company entered the Athens, GA market in December 2005. The 2006 population for the Athens-Clarke County, GA MSA was 185,479, ranked sixth in the state of Georgia. The Athens market area has a diversified economy based primarily on government, retail services, tourism, manufacturing, other services, and health care, with the largest share of government jobs in the state. Major employers in the Athens area include the University of Georgia, Athens Regional Medical Center, Pilgrim’s Pride (poultry processing plant), St. Mary’s Hospital, Clarke County School District, Gold Kist, Inc., and the Athens-Clarke County Unified Government. Athens is located 70 miles northeast of Atlanta and 120 miles northwest of Augusta. The average unemployment rate for the Athens-Clarke County MSA was 3.7% in 2006. Total commercial bank and thrift deposits for the Athens-Clarke County MSA increased 7.7% from $2.6 billion to $2.8 billion between June 2006 and June 2007. The demographic information presented above is based upon information and estimates provided by the U.S. Census Bureau, U.S. Department of Labor, the FDIC and the Athens Chamber of Commerce.

In August 2007 the Company entered the Greenville, SC market. The 2006 population for the Greenville-Mauldin-Easley, SC MSA was 601,986, ranked third in the state of South Carolina. The Greenville market area has a diversified economy based primarily on government, manufacturing, construction, retail services, and health care. There are over 250 international firms in the Upstate and Greenville is home to such corporations as Fluor and Michelin. Other major employers in the Greenville area include the Greenville Hospital System, Greenville County School District, General

Electric Co., St. Francis Health System, and the Greenville County Government. Greenville is located approximately halfway between the cities of Atlanta, GA and Charlotte, NC along Interstate I-85. The average unemployment rate for the Greenville-Mauldin-Easley MSA was 5.7% in 2006. The demographic information presented above is based upon information and estimates provided by the U.S. Census Bureau, U.S. Department of Labor, and the Greenville Chamber of Commerce.

Lending Activities

The Company offers a wide range of lending services, including real estate, commercial and consumer loans, to individuals, small to medium-sized businesses and professionals that are located in, or conduct a substantial portion of their business in, the Company’s market area. The Company’s total loans at December 31, 2007, were $882.7 million, or 77.8% of total interest-earning assets. An analysis of the composition of the Company’s loan portfolio is set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Composition of the Loan Portfolio.”

Real Estate Loans. Loans secured by real estate are the primary component of the Company’s loan portfolio, constituting $756.7 million, or 85.7% of the Company’s total loans, at December 31, 2007. These loans consist of commercial real estate loans, construction and development loans, residential real estate loans, and home equity loans.

Commercial Real Estate Loans. At December 31, 2007, the Company held $236.4 million of commercial real estate loans of various sizes secured by office buildings, retail establishments, and other types of property. These commercial real estate loans represented 26.8% of the Company’s total loans at December 31, 2007. Loan terms are generally limited to five years and often do not exceed three years, although the installment payments may be structured on a 20-year amortization basis with a balloon payment at maturity. Interest rates may be fixed or adjustable. The Company generally charges an origination fee. Management attempts to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 80%. In addition, the Company requires personal guarantees from the principal owners of the property supported with an analysis by the Company of the guarantors’ personal financial statements in connection with a substantial majority of such loans. The Company experienced $186,000 in net charge-offs on commercial real estate loans during 2007. A number of the loans classified as commercial real estate loans are, in fact, commercial loans for which a security interest in real estate has been taken as additional collateral. These loans are subject to underwriting as commercial loans as described below.

Construction and Development Loans. Construction and development real estate loans comprise $318.4 million, or 36.1% of the Company’s total loans at December 31, 2007. A construction and development loan portfolio presents special problems and risks, requiring additional administration and monitoring. This is necessary since most loans are originated as lines of credit and draws under the line require specific activities which add value to the asset, such as progress on the completion of a building or the placement of utilities and roads in a development. This requires specialized knowledge on the part of our personnel to appraise and evaluate that progress, hence the higher level of administration and monitoring. The level of construction and development loans are representative of the character of the Company’s market. The Company subjects this type of loan to underwriting criteria that include: certified appraisal and valuation of collateral; loan-to-value margins (typically not exceeding 75%); cash equity requirements; evaluations of borrowers’ cash flows and alternative sources of repayment; and a determination that the market is able to absorb the project on schedule.

To further reduce the risk related to construction and development loans, the Company generally relies upon the long-standing relationships between its loan officers and the developer/contractor borrowers. In most cases, these relationships exceed ten years. The Company targets seasoned developers and contractors who have experience in the local market. Various members of the Company’s Board of Directors have close contacts with the construction industry: Robert W. Pollard, Jr. owns and operates a lumber manufacturing company; E. G. Meybohm owns the largest local real estate brokerage firm; William J. Badger owns and operates a building supply company; and Larry S. Prather owns a utility and grading company. Through these connections to the industry, the Company attempts to monitor current economic conditions in the marketplace for residential real estate, and the financial standing and ongoing reputation of its construction and development borrowers.

Infrastructure development loans are generally made with an initial maturity of one year, although the Company may renew the loan for up to two additional one-year terms to allow the developer to complete the sale of the lots comprising the property before requiring the payment of the related loan. These loans typically bear interest at a floating rate and the Company typically charges an origination fee. These loans are repaid, interest only, on a monthly or quarterly basis until sales of lots begin, and then principal payments are made as each lot is sold at a rate allowing the Company to be repaid in full by the time 75% of the lots have been sold. In order to reduce the credit risk associated with these loans, the Company requires the project’s loan to value ratio (on an as completed basis) to be not more than 75%. The Company experienced $903,000 in net loan charge-offs on construction and development loans during 2007, due to one loan for $915,000 charged off in December 2007.

Residential construction loans are typically made for homes with a completed value in the range of $100,000 to $500,000. Loans are typically made for a term of six months to twelve months. Typically, these loans bear interest at a floating rate and the Company collects an origination fee. The Company may renew these loans for an additional term (up to 24 month’s total) to allow the contractor time to market the home. In order to reduce the credit risk with respect to these loans, the Company restricts the number and dollar amount of loans that are made for homes being built on a speculative basis and carefully manages its aggregate lending relationship with each borrower.

Residential Loans. The Company originates, on a selective basis, residential loans for its portfolio on single and multi-family properties, both owner-occupied and non-owner-occupied. At December 31, 2007, the Company held $190.6 million of such loans, including home equity loans, representing 21.6% of the Company’s loan portfolio, as compared to $158.5 million, or 21.1% of the Company’s loan portfolio at December 31, 2006. This portfolio typically includes 15 or 30-year adjustable rate mortgage loans whose terms mirror those prevalent in the secondary market for mortgage loans or, less typically, floating rate non-amortized term loans for purposes other than acquisition of the underlying residential property. A limited number of fixed rate loans are maintained in the portfolio when there are compelling market reasons to do so. Generally, all fixed rate residential loans are sold into the secondary market. In the case of home equity loans and lines of credit, the underwriting criteria are the same as applied by the Company when making a first mortgage loan, as described above. Home equity lines of credit typically mature ten years after their origination. The Company experienced net loan charge-offs on residential loans of $164,000 during 2007.

The Company also originates residential loans for sale into the secondary market, an activity that began with the acquisition of First Columbia. The Company originates both fixed and variable rate residential mortgage loans for sale with servicing released. Loans originated for sale into the secondary market are approved for purchase by an investor prior to closing. The Company generates loan origination fees, typically ranging from 1.0% to 1.5% of the loan balance, and servicing release fees, generally ranging from 0.25% to 0.75% of the loan balance, both of which are recognized as income when the loan is sold. The Company minimizes interest rate and credit risk on these loans by locking the interest rate for each loan with the secondary investor and receiving the investor’s underwriting approval prior to originating the loan. The Company had $11.3 million of such loans at December 31, 2007, representing 1.3% of the Company’s total loans.

Commercial Loans. The Company makes loans for commercial purposes to various types of businesses. At December 31, 2007, the Company held $93.3 million of these loans, representing 10.6% of the total loan portfolio, excluding for these purposes commercial loans secured by real estate. See “Real Estate Loans.” Equipment loans are made for a term of up to five years (more typically three years) at fixed or variable rates, with the loan being fully amortized over the term and secured by the financed equipment with a loan-to-value ratio based on the overall relationship and creditworthiness of the customer. Working capital loans are made for a term typically not exceeding one year. These loans are usually secured by accounts receivable or inventory, and principal is either repaid as the assets securing the loan are converted into cash, or principal is due at maturity. The Company experienced net loan charge-offs on commercial loans of $391,000 during 2007.

Consumer Loans. The Company makes a variety of loans to individuals for personal and household purposes, including secured and unsecured installment and term loans, and revolving lines of credit such as overdraft protection. At December 31, 2007, the Company held $33.6 million of consumer loans, representing 3.8% of total loans. These loans typically carry balances of less than $25,000 and earn interest at a fixed rate. Non-revolving loans are either amortized over a period generally not exceeding 60 months or are ninety-day term loans. Revolving loans require monthly payments of interest and a portion of the principal balance (typically 2 to 3% of the outstanding balance). The Company entered the indirect lending business in 1997 and currently purchases sales finance contracts from dealers for new and used automobiles and home improvements. At December 31, 2007, indirect loans outstanding totaled $4.2 million. The Company experienced net charge-offs on consumer loans of $108,000 during 2007 and net recoveries of $97,000 during 2006.

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

The Company has a loan review procedure involving multiple officers of the Company which is designed to promote early identification of credit quality problems. All loan officers are charged with the responsibility of rating all their loans and reviewing those loans on a periodic basis, the frequency of which increases as the quality of the loans decreases. The Senior Vice President and Manager of Credit Administration are charged with the responsibility of ensuring that all significant lending relationships are reviewed annually. The Company’s current goal is to annually review lending relationships in excess of $500,000. In addition, the Credit Administration Department is generally involved in the analysis of all loans that require Directors’ Loan Committee approval.

Deposits

The Company offers a variety of deposit programs to individuals and to small to medium-sized businesses and other organizations at interest rates generally consistent with local market conditions. The following table sets forth the mix of depository accounts for the Company as a percentage of total deposits at December 31, 2007.

Deposit Mix

	(Dollars in Thousands)
Noninterest-bearing demand	$101,272	10.64%
Interest checking	132,186	13.88%
Money management	73,609	7.73%
Savings	289,731	30.43%
Time deposits
Under $100,000	111,867	11.75%
$100,000 and over	243,501	25.57%

	$952,166	100.00%

The Company accepts deposits at both main office locations and eleven branch banking offices, twelve of which maintains an automated teller machine. The Company is a member of Mastercard’s Maestro and Cirrus networks, VISA Plus, as well as the “STAR” network of automated teller machines, which permits customers to perform certain transactions in many cities throughout Georgia, South Carolina and other regions. The Company controls deposit volumes primarily through the pricing of deposits and to a certain extent through promotional activities such as “free checking”. The Company also utilizes other sources of funding, specifically repurchase agreements, Federal Home Loan Bank borrowings, Insured Network Deposits and brokered certificates of deposit. Deposit rates are set weekly by executive management of the Company. Management believes that the rates it offers are competitive with, or in some cases, slightly above those offered by other institutions in its market area. The Company does not actively solicit deposits outside of its market area.

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

Employees

The Company had approximately 347 full-time equivalent employees at December 31, 2007. The Company maintains training, educational and affirmative action programs designed to prepare employees for positions of increasing responsibility in both management and operations, and provides a variety of benefit programs, including group life, health, accident and other insurance and retirement plans. None of the Company’s employees are covered by a collective bargaining agreement, and the Company believes its employee relations are generally good.

Supervision and Regulation

The Company, GB&T and SB&T are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws generally are intended to protect depositors and not shareholders.

Legislation and regulations authorized by legislation influences, among other things:

•	how, when and where the Company may expand geographically;

•	into what product or service markets it may enter;

•	how it must manage its assets; and

•	under what circumstances money may or must flow between the Company and its subsidiaries.

Set forth below is a summary of the major pieces of legislation affecting the Company’s industry and how that legislation affects its actions. The following summary is qualified by references to the statutory and regulatory provisions discussed. Changes in applicable laws or regulations may have a material effect on the Company’s business and prospects, and legislative changes and the policies of various regulatory authorities may significantly affect its operations. We cannot predict the effect that fiscal or monetary policies, or new federal or state legislation may have on the Company’s business and earnings in the future.

The Company

The Company owns all of the capital stock of GB&T and SB&T and is a multi-bank holding company under the federal Bank Holding Company Act of 1956. As a result, the Company is primarily subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve. As a bank holding company located in Georgia, the Georgia Department of Banking and Finance (“GDBF”) also regulates and monitors all significant aspects of the Company’s operations. GB&T is a commercial bank regulated by the GDBF, while SB&T is a federally chartered thrift regulated by the Office of Thrift Supervision (“OTS”). Both subsidiaries are regulated by the FDIC.

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

Permitted Activities. The Bank Holding Company Act has generally prohibited a bank holding company from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those determined by the Federal Reserve to be closely related to banking or managing or controlling banks as to be a proper incident thereto. Provisions of the Gramm-Leach-Bliley Act have expanded the permissible activities of a bank holding company that qualifies as a financial holding company. Under the regulations implementing the Gramm-Leach-Bliley Act, a financial holding company may engage in additional activities that are financial in nature or incidental or complementary to financial activity. Those activities include, among other activities, certain insurance and securities activities.

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

Capital Adequacy. The Company, GB&T and SB&T are required to comply with the capital adequacy standards established by the Federal Reserve, in the case of the Company, and the FDIC, in the case of GB&T and SB&T. The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. GB&T and SB&T are also subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stockholders’ equity, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual preferred stock, and notes payable to unconsolidated special purpose entities that issue trust preferred securities, net of investment in the entity, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock and hybrid capital, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. The Company’s ratio of total capital to risk-weighted assets was 12.61% and the ratio of Tier 1 Capital to risk-weighted assets was 11.38% at December 31, 2007.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2007, our leverage ratio was 9.08%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and certain other restrictions on its business. As described in “Prompt Corrective Action” below, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements.

Payment of Dividends

The Company is a legal entity separate and distinct from its subsidiaries. The principal sources of the Company’s cash flow, including cash flow to pay dividends to its shareholders, are dividends paid by the subsidiaries to the Company. Statutory and regulatory limitations apply to GB&T’s and SB&T’s payment of dividends. If, in the opinion of the federal banking regulator, such subsidiaries were engaged in or about to engage in an unsafe or unsound practice, the federal banking regulator could require, after notice and a hearing, that it stop or refrain from engaging in the questioned practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See “The Company—Prompt Corrective Action.”

GB&T and SB&T have additional restrictions for dividends imposed by their respective regulatory agencies. Cash dividends on GB&T’s common stock may be declared and paid only out of its retained earnings, and dividends may not be declared at any time when GB&T’s paid-in capital and appropriated earnings do not, in combination, equal at least 20% of its capital stock account. In addition, the GDBF’s current rules and regulations require prior approval before cash dividends may be declared and paid if: (1) the bank’s ratio of equity capital to adjusted total assets is less than 6%; (ii) the aggregate amount of dividends declared or anticipated to be declared in that calendar year exceeds 50% of the bank’s net profits, after taxes but before dividends, for the previous calendar year; or (iii) the percentage of the bank’s loans classified as adverse as to repayment or recovery by the GDBF at the most recent examination of the bank exceeds 80% of the bank’s equity as reflected at such examination. The OTS must approve any dividend payment made by SB&T during its first three years of operation pursuant to the business plan that was filed as part of its initial charter.

GB&T declared cash dividends payable to the Company of $0 in 2007, $500,000 in 2006 and $3.5 million in 2005. The Company has paid cash dividends of $0.13 per share each quarter since 2004, which totaled $2.8 million in 2007 and 2006, and $2.7 million in 2005.

Restrictions on Transactions with Affiliates

The Company, GB&T and SB&T are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

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

The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank’s capital and surplus and, as to all affiliates combined, to 20% of a bank’s capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. GB&T and SB&T must also comply with other provisions designed to avoid the taking of low-quality assets.

The Company, GB&T and SB&T are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

GB&T and SB&T are also subject to restrictions on extensions of credit to their executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

Support of Subsidiary Institutions. Under Federal Reserve policy, the Company is expected to act as a source of financial strength for its subsidiaries and to commit resources to support them. This support may be required at times when, without this Federal Reserve policy, the Company might not be inclined to provide it. In addition, any capital loans made by the Company to its subsidiaries will be repaid only after the applicable subsidiary’s deposits and various other obligations are repaid in full. In the unlikely event of the Company’s bankruptcy, any commitment by it to a federal bank regulatory agency to maintain the capital of GB&T and SB&T will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of the other categories. At December 31, 2007, both GB&T and SB&T qualified for the well-capitalized category.

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

Allowance for Loan and Lease Losses. The Allowance for Loan and Lease Losses (the “ALLL”) represents one of the most significant estimates in the Company’s financial statements and regulatory reports. Because of its significance, the Company has developed a system by which it develops, maintains and documents a comprehensive, systematic and consistently applied process for determining the amounts of the ALLL and the provision for loan and lease losses. The Interagency Policy Statement on the Allowance for Loan and Lease Losses, issued on December 13, 2006, encourages all banks to ensure controls are in place to consistently determine the ALLL in accordance with GAAP, the bank’s stated policies and procedures, management’s best judgment and relevant supervisory guidance. Consistent with supervisory guidance, the Company maintains a prudent and conservative, but not excessive, ALLL, that is at a level that is appropriate to cover estimated credit losses on individually evaluated loans determined to be impaired as well as estimated credit losses inherent in the remainder of the loan and lease portfolio. The Company’s estimate of credit losses reflects consideration of all significant factors that affect the collectability of the portfolio as of the evaluation date. See “Management’s Discussion and Analysis – Critical Accounting Policies.”

Commercial Real Estate Lending. Our lending operations may be subject to enhanced scrutiny by federal banking regulators based on its concentration of commercial real estate loans. On December 6, 2006, the federal banking regulators issued final guidance to remind financial institutions of the risk posed by commercial real estate (“CRE”) lending concentrations. CRE loans generally include land development, construction loans and loans secured by multifamily property, and nonfarm, nonresidential real property where the primary source of repayment is derived from rental income associated with the property

Other Regulations. Interest and other charges collected or contracted for are subject to state usury laws and federal laws concerning interest rates.

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

•

Soldiers’ and Sailors’ Civil Relief Act of 1940, as amended by the Service members’ Civil Relief Act, governing the repayment terms of, and property rights underlying, secured obligations of persons currently on active duty with the U.S. military;

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

Georgia Bank & Trust Company

Because GB&T is a commercial bank chartered under the laws of the State of Georgia, it is primarily subject to the supervision, examination and reporting requirements of the FDIC and the GDBF. The FDIC and the GDBF regularly examine GB&T’s operations and have the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. Both regulatory agencies also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

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

Southern Bank & Trust

SB&T is a federally chartered thrift subject to the supervision, examination and reporting requirements of the OTS. The OTS regularly examines SB&T’s operations and has the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions, as well as the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

Qualified Thrift Lender Status. To be a Qualified Thrift Lender (QTL), an institution must meet the requirements of the Home Owner’s Loan Act QTL test for nine out of the last twelve months or the taxable year.

Under the QTL test, an institution must hold Qualified Thrift Investments (QTI) equal to at least 65.0% of its portfolio assets. QTI must fall into one of the two following categories: (1) assets that are includable in QTI without limit; or (2) assets limited to 20% of portfolio assets. Portfolio assets are total assets minus goodwill and other identifiable intangible assets, office property, and liquid assets not exceeding 20% of total assets. An institution ceases to be a QTL when its actual thrift investment percentage (the ratio of QTI divided by portfolio assets) falls, at month end, below 65.0% for four months within any 12-month period. At December 31, 2007, the actual thrift investment percentage for SB&T was 80.47%.

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

Unimpaired capital and unimpaired surplus are defined as: core capital and supplementary capital included in total capital, plus any allowance for loan losses not included in supplementary capital, plus the amount of investment in, and advances to, subsidiaries not included in calculating core capital. As of December 31, 2007, the general lending limit for loans to one borrower for SB&T was $2.0 million.

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

Effect of Governmental Monetary Policies

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

We could sustain losses if borrowers, guarantors and related parties fail to perform in accordance with the terms of their loans. We have adopted underwriting and credit monitoring procedures and policies, including the establishment and review of the allowance for credit losses that we believe are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying our credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could materially adversely affect our results of operations. In particular, we face credit quality risks presented by past, current and potential economic and real estate market conditions as more fully described in the risk factors appearing below.

As a community financial institution, we have different lending risks than larger banks.

We provide services to our local communities. Our ability to diversify our economic risks is limited by our own local markets and economies. We lend primarily to small to medium-sized businesses and, to a lesser extent, individuals, which may expose us to greater lending risks than those of banks lending to larger, better-capitalized businesses with longer operating histories.

We manage our credit exposure through careful monitoring of loan applicants and loan concentrations in particular industries, and through loan approval and review procedures. We have established an evaluation process designed to determine the adequacy of our allowance for loan losses. While this evaluation process uses historical and other objective information, the classification of loans and the establishment of loan losses is an estimate based on experience, judgment and expectations regarding our borrowers, the economies in which we and our borrowers operate, as well as the judgment of our regulators. Our loan loss reserves may not be sufficient to absorb future loan losses or prevent a material adverse effect on our business, financial condition, or results of operations. See the disclosure below under “—Our allowance for loan losses may not be adequate to cover actual loan losses, which may require us to take a charge to our earnings and adversely impact our financial condition and results of operations.”

If the value of real estate in our core market were to decline materially, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on our business, financial condition and results of operations.

With most of our loans concentrated in Richmond, Columbia and Clarke Counties in the State of Georgia and Aiken County in the State of South Carolina, a decline in local economic conditions could adversely affect the values of our real estate collateral. Consequently, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse.

In addition to considering the financial strength and cash flow characteristics of borrowers, we often secure loans with real estate collateral. At December 31, 2007, approximately 85.7% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. Our markets and the U.S. generally are experiencing a period of reduced real estate values, and if we are required to liquidate the collateral securing a significant loan or collection of loans to satisfy the debt during such a period, our earnings and capital could be adversely affected. See the disclosure below under “—An economic downturn, especially one affecting our market areas, could adversely affect our financial condition, results of operations, or cash flows.”

We make and hold in our portfolio a significant number of land acquisition and development and construction loans, which pose more credit risk than other types of loans typically made by financial institutions.

We offer land acquisition and development and construction loans for builders and developers. As of December 31, 2007, approximately $318.4 million (36%) of our loan portfolio represented loans for which the related property is neither presold nor preleased. These land acquisition and development and construction loans are considered more risky than other types of residential mortgage loans. The primary credit risks associated with land acquisition and development and construction lending are underwriting, project risks and market risks. Project risks include cost overruns, borrower credit risk, project completion risk, general contractor credit risk, and environmental and other hazard risks. Market risks are risks associated with the sale of the completed residential units. They include affordability risk, which means the risk of affordability of financing by borrowers, product design risk, and risks posed by competing projects. Given the current environment, we expect that in 2008, the non-performing loans in our land acquisition and development and construction portfolio could increase substantially, which would reduce our interest income. These non-performing loans could also result in an increased level of charge-offs, which would negatively impact our capital and earnings.

Our recent results may not be indicative of our future results, and may not provide guidance to assess the risk of an investment in our common stock.

We may not be able to sustain our historical rate of growth or may not even be able to grow our business at all. In addition, our rapid growth in prior years may distort some of our historical financial ratios and statistics. In the future, we may not have the benefit of favorable factors that we have experienced in the past, such as a generally increasing interest rate environment or ability to find suitable expansion opportunities. For example, we experienced in 2007 and are continuing to experience in 2008 a general downturn in the national and local economies and in our local real estate markets. Other factors, such as regulatory and legislative considerations and competition, may also impede or prohibit our ability to expand our market presence. If we experience a significant decrease in our historical rate of growth, our results of operations and financial condition may be adversely affected due to a high percentage of our operating costs being fixed expenses.

Our profitability is vulnerable to interest rate fluctuations.

Our profitability depends substantially upon our net interest income. Net interest income is the difference between the interest earned on assets, such as loans and investment securities, and the interest paid for liabilities, such as savings and time deposits and out-of-market certificates of deposit. Market interest rates for loans, investments and deposits are highly sensitive to many factors beyond our control. Recently, interest rate spreads (the difference between interest rates earned on assets and interest rates paid on liabilities) have generally narrowed as a result of changing market conditions, policies of various government and regulatory authorities and competitive pricing pressures, and we cannot predict whether these rate spreads will narrow even further. This narrowing of interest rate spreads could adversely affect our financial condition and results of operations. In addition, we cannot predict whether interest rates will continue to remain at present levels. Changes in interest rates may cause significant changes, up or down, in our net interest income. Depending on our portfolio of loans and investments, our results of operations may be adversely affected by changes in interest rates. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Asset/Liability Management, Interest Rate Sensitivity and Liquidity.”

Our allowance for loan losses may not be adequate to cover actual loan losses, which may require us to take a charge to our earnings and adversely impact our financial condition and results of operations.

We maintain an allowance for estimated loan losses that we believe is adequate for absorbing any probable losses in our loan portfolio. Management determines the provision for loan losses based upon an analysis of general market conditions, credit quality of our loan portfolio, and performance of our customers relative to their financial obligations with us. We periodically evaluate our loan portfolio for risk grading, which can result in changes in our allowance for estimated loan losses. The amount of future losses is susceptible to changes in economic, operating, and other conditions, including changes in interest rates, that may be beyond our control, and such losses may exceed the allowance for estimated loan losses. Although we believe that the allowance for estimated loan losses is adequate to absorb any probable losses on existing loans that may become uncollectible, there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future. Significant increases to the provision for loan losses may be necessary if material adverse changes in general economic conditions occur or the performance of our loan portfolio deteriorates. Additionally, federal banking regulators, as an integral part of their supervisory function, periodically review the allowance for estimated loan losses. If these regulatory agencies require us to increase the allowance for estimated loan losses, it would have a negative effect on our results of operations and financial condition. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Provision for Loan Losses, Net Charge-Offs and Allowance for Loan Losses.”

An economic downturn, especially one affecting our market areas, could adversely affect our financial condition, results of operations or cash flows.

Our success depends upon the growth in population, income levels, deposits and housing starts in our primary market areas which principally include Richmond, Columbia and Clarke Counties in the State of Georgia and Aiken County in the State of South Carolina. If the communities in which we operate do not grow, or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed. Unpredictable economic conditions may have an adverse effect on the quality of our loan portfolio and our financial performance. Economic recession over a prolonged period or other economic problems in our market areas could have a material adverse impact on the quality of the loan portfolio and the demand for our products and services. We have already experienced a higher percentage of non-performing loans to total loans in 2007 than in past years based in part on general economic conditions in our market areas. Future adverse changes in the economies in our market areas may have a material adverse effect on our financial condition, results of operations or cash flows. Further, the banking industry in Georgia and South Carolina is affected by general economic conditions such as inflation, recession, unemployment and other factors beyond our control. As community financial institutions, we are less able to spread the risk of unfavorable local economic conditions than larger or more regional banks. Moreover, we cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our primary market areas even if they do occur.

Current and anticipated deterioration in the housing market and the homebuilding industry may lead to increased losses and further worsening of delinquencies and non-performing assets in our loan portfolios. Consequently, our results of operations may be adversely impacted.

There has been substantial industry concern and publicity over asset quality among financial institutions due in large part to issues related to subprime mortgage lending, declining real estate values and general economic concerns. As of December 31, 2007, our non-performing assets had increased significantly to $5.5 million, or 0.62%, of our loan portfolio plus other real estate owned. Furthermore, the housing and the residential mortgage markets recently have experienced a variety of difficulties and changed economic conditions. If market conditions continue to deteriorate, they may lead to additional valuation adjustments on our loan portfolios and real estate owned as we continue to reassess the market value of our loan portfolio, the losses associated with the loans in default and the net realizable value of real estate owned.

The homebuilding industry has experienced a significant and sustained decline in demand for new homes and an oversupply of new and existing homes available for sale in various markets, including some of the markets in which we lend. Our customers who are builders and developers face greater difficulty in selling their homes in markets where these trends are more pronounced. Consequently, we are facing increased delinquencies and non-performing assets as these builders and developers are forced to default on their loans with us. We do not know when the housing market will improve, and accordingly, additional downgrades, provisions for loan losses and charge-offs related to our loan portfolio may occur.

We face intense competition in all of our current and planned markets.

The financial services industry, including commercial banking, mortgage banking, consumer lending, and home equity lending, is highly competitive, and we encounter strong competition for deposits, loans, and other financial services in all of our market areas in each of our lines of business. Our principal competitors include other commercial banks, savings banks, savings and loan associations, mutual funds, money market funds, finance companies, trust companies, insurers, credit unions, and mortgage companies. Many of our non-bank competitors are not subject to the same degree of regulation as us and have advantages over us in providing certain services. Many of our competitors are significantly larger than us and have greater access to capital and other resources. Also, our ability to compete effectively in our business is dependent on our ability to adapt successfully to regulatory and technological changes within the banking and financial services industry generally. If we are unable to compete effectively, we will lose market share and our income from loans and other products may diminish.

Our ability to compete successfully depends on a number of factors, including, among other things:

•	the ability to develop, maintain, and build upon long-term customer relationships based on top quality service and high ethical standards;

•	the scope, relevance, and pricing of products and services offered to meet customer needs and demands;

•	the rate at which we introduce new products and services relative to our competitors;

•	customer satisfaction with our level of service; and

•	industry and general economic trends.

Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability, which, in turn, could have a material adverse effect on our financial condition and results of operations.

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

We make no assurances that we will pay any dividends in the future. Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, regulatory restrictions and other factors that our Board of Directors may deem relevant. The holders of our common stock are entitled to receive dividends when, and if declared by our Board of Directors out of funds legally available for that purpose. As part of our consideration to pay cash dividends, we intend to retain adequate funds from future earnings to support the development and growth of our business. In addition, our ability to pay dividends is restricted by federal policies and regulations and by the terms of our existing indebtedness. It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of net income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. Further, our principal source of funds to pay dividends are cash dividends that we receive from our subsidiaries. See “Business — Supervision and Regulation — Payment of Dividends.”

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

We have supported our continued growth by issuing trust preferred securities from special purpose trusts and accompanying subordinated debentures. At December 31, 2007, we had outstanding subordinated debentures totaling $20 million and may issue additional trust preferred securities in the future. We unconditionally guarantee the payment of principal and interest on the trust preferred securities. Also, the debentures we issued to the special purpose trusts that relate to those trust preferred securities are senior to our common stock. As a result, we must make payments on the subordinated debentures before we can pay any dividends on our common stock. In the event of our bankruptcy, dissolution or liquidation, holders of our subordinated debentures must be satisfied before any distributions can be made on our common stock. We have the right to defer distributions on our subordinated debentures (and related trust preferred securities) for up to five years, but during that time we would not be able to pay dividends on our common stock.

If we are unable to increase our share of deposits in our market, we may accept out of market and brokered deposits, the costs of which may be higher than expected.

We can offer no assurance that we will be able to maintain or increase our market share of deposits in our highly competitive service area. If we are unable to do so, we may be forced to accept increased amounts of out of market or brokered deposits. As of December 31, 2007, we had approximately $78.5 Million in out of market deposits, including brokered deposits, which represented approximately 8.24% of our total deposits. At times, the cost of out of market and brokered deposits exceeds the cost of deposits in our local market. In addition, the cost of out of market and brokered deposits can be volatile, and if we are unable to access these markets or if our costs related to out of market and brokered deposits increases, our liquidity and ability to support demand for loans could be adversely affected.

Opening new offices may not result in increased assets or revenues for us.

The investment necessary for branch expansion may negatively impact our efficiency ratio. There is a risk that we will be unable to manage our growth, as the process of opening new branches may divert our time and resources. There is also risk that we may fail to open any additional branches, and a risk that, if we do open these branches, they may not be profitable which would negatively impact our results of operations.

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

Our directors, executive officers and relatives of directors, as a group, beneficially owned approximately 54.0% of our fully diluted outstanding common stock as of March 3, 2008. As a result of their ownership, the directors and executive officers will have the ability, if they voted their shares in concert, to control the outcome of all matters submitted to our shareholders for approval, including the election of directors.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

The Company currently operates two main offices, nine branches and an operations center. The principal administrative offices of the Company are located at 3530 Wheeler Road, Augusta, Georgia. Locations in Georgia include the main office, four branch offices in Augusta, Georgia, two branches in Martinez, Georgia, two branches in Evans, Georgia, and one branch in Athens, Georgia. SB&T locations include the main office in Aiken, South Carolina, and one branch in North Augusta, South Carolina. All banking offices are owned by the Company, are not subject to mortgage, and are covered by appropriate insurance for replacement value.

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

In December 2005, the first branch located outside of metro Augusta was opened in Athens, Georgia. This 4,000 square foot banking office is located on the border of the Athens historic district and includes a teller line, customer service area, and lending offices. The SB&T main office, located in Aiken, South Carolina, opened in September 2006, and consists of a 4,000 square foot banking office with all the facilities of the metro Augusta offices. In July 2007, a 1600 square foot drive-thru facility was opened in Evans, Georgia, and in August 2007, a 4600 square foot full-service branch was opened in North Augusta, South Carolina. In April 2007, the Company purchased land and a building in Aiken, South Carolina, and plans to renovate the property and open a branch facility during the first quarter of 2008.

In 1997, the Company acquired 24,000 square feet of commercial office space located at 3515 Wheeler Road, across the street from the main office. This office space is currently occupied by the mortgage operations and construction lending departments.

Due to continued growth, the Company purchased a commercial building with approximately 45,000 square feet of office space on Columbia Road in Martinez in May 2006. This office space was renovated during 2006-2007, and operational functions including data processing, deposit operations, human resources, loan operations, credit administration and accounting were relocated to this facility in October 2007.

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

There were no matters submitted to a vote of the shareholders of the Company during the fourth quarter of the Company’s fiscal year ended December 31, 2007.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 3, 2008, there were approximately 930 holders of record of the Company’s common stock. As of March 3, 2008, there were 5,414,888 shares of the Company’s common stock outstanding. Transactions in the Company’s common stock are generally negotiated through UBS Financial Services and Robinson-Humphrey/Soloman Smith Barney Company, Inc. Both firms make a market in the common stock of the Company via the over-the-counter bulletin board. The following table reflects the range of high and low bid quotations, adjusted for stock dividends and splits, in the Company’s common stock for the past two years:

Southeastern Bank Financial Corporation Stock Price

Quarter ended	Low	High
March 31, 2006	37.87	40.25
June 30, 2006	35.00	39.50
September 30, 2006	38.00	45.00
December 31, 2006	36.00	42.00

Quarter ended
March 31, 2007	36.25	41.00
June 30, 2007	34.25	40.00
September 30, 2007	33.60	40.00
December 31, 2007	30.00	36.00

Period ended
March 3, 2008	30.00	35.00

The Company declared cash dividends of $0.13 per share on January 17, 2007, April 25, 2007, July 23, 2007, and October 17, 2007. The Company declared cash dividends of $0.13 per share in each quarter of 2006. The Company’s primary sources of income are dividends and other payments received from its subsidiaries. The amount of dividends that may be paid by GB&T and SB&T to the Company depends upon the subsidiaries’ earnings and capital position and is limited by federal and state law, regulations and policies.

Cash dividends on GB&T’s common stock may be declared and paid only out of its retained earnings, and dividends may not be declared at any time when GB&T’s paid-in capital and appropriated earnings do not, in combination, equal at least 20% of its capital stock account. In addition, the GDBF’s current rules and regulations require prior approval before cash dividends may be declared and paid if: (1) the bank’s ratio of equity capital to adjusted total assets is less than 6%; (ii) the aggregate amount of dividends declared or anticipated to be declared in that calendar year exceeds 50% of the bank’s net profits, after taxes but before dividends, for the previous calendar year; or (iii) the percentage of the bank’s loans classified as adverse as to repayment or recovery by the GDBF at the most recent examination of the bank exceeds 80% of the bank’s equity as reflected at such examination. Cash dividends on SB&T’s common stock are not permitted during its first three years of operation without approval from the OTS pursuant to its current business plan.

The Company’s ability to pay cash dividends is further subject to continued payment of interest that is owed on subordinated debentures issued in connection with the Southeastern Bank Financial Statutory Trust I issuance in December 2005 of $10.0 million of trust preferred securities and the Southeastern Bank Financial Trust II issuance in March 2006 of $10.0 million of trust preferred securities. As of December 31, 2007, the Company had approximately $20.0 million of subordinated debentures outstanding. The Company has the right to defer payment of interest on the subordinated debentures for a period not exceeding 20 consecutive quarters. If the Company defers, or fails to make, interest payments on the subordinated debentures, the Company will be prohibited, subject to certain exceptions, from paying cash dividends on common stock until all deferred interest is paid and interest payments on the subordinated debentures resumes.

The Company did not sell any of its equity securities without registration under the Securities Act of 1933, as amended, during the fourth quarter of 2007.

See “Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for a table presenting information on equity securities subject to future issuance under the Company’s equity compensation plans.

The following table sets forth information regarding the Company’s repurchases of its common stock on a monthly basis during the fourth quarter of 2007. Of the 800 shares repurchased during the fourth quarter, 500 were privately negotiated and 300 were made in the open market.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares (or Units) Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2007	500	35.00	11,931	88,069
November 1 through November 30, 2007	—	—	11,931	88,069
December 1 through December 31, 2007	300	31.45	12,231	87,769

Total	800	$33.67	12,231	87,769

Item 6.	Selected Financial Data

The selected consolidated financial data presented on the following page as of December 31, 2007 and 2006 and for each of the years in the three-year period ended December 31, 2007 is derived from the audited consolidated financial statements and related notes included in this report and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected consolidated financial data as of December 31, 2004 and 2003 is derived from audited consolidated financial statements that are not included in this report but that are included in the Annual Reports on Form 10-K filed with the Securities and Exchange Commission for those years

In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), which is effective for fiscal years ending on or after

November 15, 2006. SAB 108 provides guidance on how the effects of prior-year uncorrected financial statement misstatements should be considered in quantifying a current year misstatement. SAB 108 requires public companies to quantify misstatements using both an income statement (rollover) and balance sheet (iron curtain) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. Adjustments considered immaterial in prior years under the method previously used, but now considered material under the dual approach required by SAB 108, are to be recorded upon initial adoption of SAB 108. The amount so recorded is shown as a cumulative effect adjustment is recorded in opening retained earnings as of January 1, 2006. Included in this cumulative effect adjustment are the following items and amounts: The allowance for loan loss was decreased $694,000 to adjust for estimated losses on unfunded lines and commitments and standby letters of credit. This reduction also resulted in a $269,235 decrease in the deferred income tax asset account and a $424,765 increase in retained earnings. Accrued income taxes were decreased by $369,726 to eliminate a tax contingency reserve due to an assumption of taxability of certain federal agency interest for state purposes, subsequently determined to be nontaxable. The reduction in accrued income taxes resulted in an increase in retained earnings of $369,726. Both of these amounts had been recorded in immaterial amounts over the preceding six to seven years.

Proforma disclosures illustrating the effects of SAB 108 on what the allowance for loan loss and the related provision for loan loss and ratios would have been excluding the error are provided in selected financial data and in other related areas of the report.

Selected Consolidated Financial Data	2007	2006	2005	2004	2003
	(Dollars in thousands, except per share data)
Earnings
Total interest income	$79,181	$65,626	$47,277	$35,350	$32,337
Total interest expense	40,932	31,423	17,885	9,670	9,685
Net interest income	38,249	34,203	29,392	25,680	22,652
Provision for loan losses	3,823	2,478	1,842	1,588	1,694
Noninterest income	16,168	14,040	12,371	12,461	14,522
Noninterest expense	32,508	28,932	25,012	23,744	23,564
Net income	11,765	11,160	9,954	8,704	7,933

Per Share Data
Net income—Diluted	$2.14	$2.08	$1.86	$1.63	$1.48
Book value	16.54	14.53	12.08	11.24	10.23
Cash dividends declared per common share	0.52	0.52	0.52	0.52	—
Weighted average common and common equivalent shares outstanding	5,496,389	5,371,656	5,350,384	5,323,924	5,359,815

Selected Average Balances
Assets	$1,133,064	$951,115	$785,081	$673,805	$604,585
Loans (net of unearned income)	811,509	664,101	547,414	464,769	420,023
Deposits	893,959	735,128	611,029	528,167	465,868
Stockholders’ equity	83,850	69,317	61,655	56,162	50,786

Selected Year-End Balances
Assets	$1,212,980	$1,041,202	$864,277	$706,517	$630,633
Loans (net of unearned income)	882,743	749,969	601,235	494,170	432,679
Allowance for loan losses	11,800	9,777	9,125	7,930	7,278
Deposits	952,166	801,763	663,655	556,785	483,952
Short-term borrowings	81,666	76,020	73,013	45,481	57,769
Long-term borrowings	79,000	75,000	57,000	40,000	30,000
Stockholders’ equity	89,758	78,924	63,583	58,980	53,689

Selected Ratios
Return on average total assets	1.04%	1.17%	1.27%	1.29%	1.31%
Return on average equity	14.03%	16.10%	16.15%	15.50%	15.62%
Average earning assets to average total assets	93.66%	93.67%	93.90%	93.56%	94.57%
Average loans to average deposits	90.78%	90.34%	89.59%	88.00%	90.16%
Average equity to average total assets	7.40%	7.29%	7.85%	8.33%	8.40%
Net interest margin	3.60%	3.84%	3.98%	4.08%	3.97%
Operating efficiency	60.64%	60.20%	59.78%	62.09%	63.04%
Net charge-offs to average loans	0.22%	0.17%	0.12%	0.20%	0.23%
Allowance for loan losses to net loans (year-end)	1.34%	1.30%	1.52%	1.60%	1.68%
Risk-based capital
Tier 1 capital	11.38%	12.09%	11.10%	10.33%	10.33%
Total capital	12.61%	13.29%	12.35%	11.58%	11.58%
Tier 1 leverage ratio	9.08%	9.78%	9.01%	8.38%	8.40%
Proforma data to illustrate the effect of SAB 108
Allowance for loan losses to net loans excluding amount applicable to unfunded lines, commitments and standby letters of credit (year-end)			1.40%	1.49%	1.55%
Provision for loan losses excluding amount applicable to unfunded lines, commitments and standby letters of credit			1,723	1,584	1,452
Allowance for loan losses excluding amount applicable to unfunded lines, commitments and standby letters of credit (year-end)			8,431	7,355	6,707

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

The Company’s services include the origination of residential and commercial real estate loans, construction and development loans, and commercial and consumer loans. The Company also offers a variety of deposit programs, including noninterest-bearing demand, interest checking, money management, savings, and time deposits. In the Augusta-Richmond County, GA-SC metropolitan statistical area, GB&T had 12.87% of all deposits and was the second largest depository institution and the largest locally based institution at June 30, 2007 based on deposit levels, as cited from the FDIC’s website. Securities sold under repurchase agreements are also offered. Additional services include wealth management, trust, retail investment, and mortgage. As a matter of practice, most mortgage loans are sold in the secondary market; however, some mortgage loans are placed in the portfolio based on asset/liability management strategies. The Company continues to concentrate on increasing its market share through various new deposit and loan products and other financial services, by adding locations, and by focusing on the customer relationship management philosophy. The Company is committed to building lifelong relationships with its customers, employees, shareholders, and the communities it serves.

The Company’s primary source of income is from its lending activities followed by interest income from its investment activities, service charges and fees on deposits, and gain on sales of mortgage loans in the secondary market. Interest income on loans and investment securities increased primarily due to increased volumes. Service charges and fees on deposits increased due to increases in NSF income on retail and business checking accounts and debit/ATM card income, both the result of new account growth. Gain on sales of mortgage loans for 2007 did not change significantly over 2006. Both trust service fees and retail investment income experienced significant growth this year as the Company continues to focus on the expansion of the wealth management area. With the significant growth that the Company has seen over the year salary and benefit expenses have increased $1.5 Million from 2006 primarily from the opening of new locations, increased in commissions and increase in operational staff personnel somewhat offset by the increase in FAS 91 deferred cost expense. Occupancy expense increased $610,000 from 2006 primarily due to moving and equipment expense for the new operations facility and increased rent expenses on ATM’s. Provision expense increased $1.3 Million primarily due to the increase in downgrades in the loan portfolio.

The Company has experienced steady growth. Over the past four years, assets grew from $630.6 Million at December 31, 2003 to $1.2 Billion at December 31, 2007. From year end 2003 to year end 2007, loans increased $450.0 Million, and deposits increased $468.2 Million. Net income for the year ended 2003 was $7.9 Million compared to net income of $11.8 Million at year end 2007. The Company has paid cash dividends of $0.13 per share each quarter since 2004.

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

Management believes that the allowance for loan losses is adequate. The loan portfolio is comprised of 85.7% real estate loans; 10.6% commercial, financial and agricultural loans; and 3.8% consumer loans. Commercial real estate comprises 26.8% of the loan portfolio, and of these loans 55.0% are owner occupied properties where the operations of the commercial entity provide the necessary cash flow to service the debt. For this portion of the real estate loan portfolio, repayment is not dependent upon the sale of the real estate held as collateral. Construction and development loans, 36.1% of the portfolio, have been an increasingly important portion of the real estate loan portfolio. The Company carefully monitors the loans in this category since the repayment of these loans is generally dependent upon the sale of the real estate in the normal course of business and can be impacted by national and local economic conditions. The residential category, 21.6% of the portfolio, represents those loans that the Company chooses to maintain in its portfolio rather than selling into the secondary market for marketing and competitive reasons and commercial loans secured by residential real estate. The residential held for sale category, 1.3% of the portfolio, comprises loans that are in the process of being sold into the secondary market. In these loans, the credit has been approved by the investor and the interest rate locked so that the Company minimizes credit and interest rate risk with respect to these loans. The Company has no large loan concentrations to individual borrowers. Unsecured loans at December 31, 2007 were $15.7 million. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may advise additions to the allowance based on their judgments about information available to them at the time of their examination. Such regulatory guidance is considered, and the Company may recognize additions to the allowance as a result.

Please see “Provision for Loan Losses, Net Charge-offs, and Allowance for Loan Losses” and “Non-Performing Assets” for a further discussion of the Company’s loans, loss experience, and methodology in determining the allowance.

Results of Operations

Total assets increased $172.0 million, or 16.5% in 2007 compared to year end 2006, primarily due to loan growth and an increase in available for sale investment securities somewhat offset by a decrease in cash and cash equivalents. The Company recorded net income of $11.8 million in 2007, a 5.4% increase over 2006. The increase in net income is attributable to increases in net interest income and noninterest income, somewhat offset by increases in noninterest expense. Interest income increased $13.6 million or 20.7% in 2007. Interest income on loans, including loan fees, was the principal contributor, representing an increase of $11.9 million over 2006. This was primarily the result of $132.8 million in loan growth for the Company in 2007. Interest income on investment securities increased $1.2 million in 2007 as a result of a $13.6 million increase in the annual average balance of the investment portfolio in 2007. Significant changes to noninterest income in 2007 include a $667,000 increase in service charges and fees on deposits related to new account growth, a gain on the sale of fixed assets of $1,002,000, and a $479,000 increase in retail investment income and an $271,000 increase in trust service fees due to the continued expansion of the wealth management area, somewhat offset by a $450,000 loss on the sale of investment securities.

The Company had total deposit growth of $150.4 million, or 18.8% in 2007. Interest expense on deposits increased $9.0 million as a result of this growth and higher interest rates. The most significant increase was in time deposits with an $80.7 million balance increase over 2006 year end with a corresponding $6.6 million increase in interest expense. Brokered CDs totaled $78.5 million at year end 2007 and accounted for $1.3 million of the increase in interest expense. The annual average balance of federal funds purchased and securities sold under repurchase agreements grew $3.3 million in 2007, with related interest expense increasing $266,000 over 2006. The Company was in a $17.5 million federal funds purchase position at 2007 year end, as compared to a $14.7 million federal funds sold position at 2006 year end. Provision for loan loss expense increased $1.3 million from 2006 primarily due to loan volume growth as well as increases in specifically-reserved loans, higher levels of Classified and Watch-rated debt and management’s assessment of current economic environment. Noninterest expense increased $3.6 million or 12.4% in 2007. Salaries and other personnel expense increased $1.5 million primarily as a result of additional employees in 2007 related to the Company’s continued growth and expansion into new markets. Premises and fixed asset expense increased $610,000 or 21.4% from 2006 due to increased depreciation expense and expenses incurred moving the Company’s operational facilities to the new operations center in Martinez, Georgia. Other operating expenses increased $1.4 million with the most significant increases reflected in the processing expense and IT maintenance expense categories. The Company continues to monitor operating expenses and uses responsibility center budgeting to assist in this endeavor. The operating efficiency ratio of 60.64% in 2007 is a 0.44% increase from 2006.

The earnings performance of the Company is reflected in its return on average assets and average equity of 1.04% and 14.03%, respectively, during 2007 compared to 1.17% and 16.10%, respectively, during 2006. Return on equity decreased in 2007 due to 5.4% growth in net income compared to a 20.9% growth in average stockholders equity. The return on average assets and average equity was 1.27% and 16.15%, respectively, in 2005. Basic net income per share on weighted average common shares outstanding improved to $2.17 in 2007 compared to $2.10 in 2006 and $1.89 in 2005. Diluted net income per share on weighted average common and common equivalent shares outstanding improved to $2.14 in 2007 compared to $2.08 in 2006 and $1.86 in 2005. The Company has paid cash dividends of $0.13 per share each quarter since 2004.

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

Average Balances, Income and Expenses, Yields and Rates

	Year Ended Dec. 31, 2007			Year Ended Dec. 31, 2006			Year Ended Dec. 31, 2005
	Average Amount	Average Yield or Rate	Amount Paid or Earned	Average Amount	Average Yield or Rate	Amount Paid or Earned	Average Amount	Average Yield or Rate	Amount Paid or Earned
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans	$811,509	8.16%	$66,219	$664,101	8.18%	$54,338	$547,414	7.11%	$38,898
Investments
Taxable	209,082	5.27%	11,023	189,321	5.09%	9,633	158,017	4.56%	7,206
Tax-exempt	18,734	4.27%	800	24,658	4.18%	1,030	18,765	4.09%	767
Federal funds sold	21,434	5.19%	1,112	12,248	4.90%	600	12,106	3.14%	380
Interest-bearing deposits in other banks	506	5.34%	27	612	4.08%	25	884	2.94%	26

Total interest-earning assets	1,061,265	7.46%	$79,181	890,940	7.37%	$65,626	737,186	6.41%	$47,277

Cash and due from banks	25,624			19,977			17,096
Premises and equipment	26,676			22,242			19,208
Other	30,527			27,486			20,253
Allowance for loan losses	(11,029)			(9,530)			(8,662)

Total assets	$1,133,063			$951,115			$785,081

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW accounts	$127,093	2.30%	$2,926	$114,021	2.00%	$2,277	$87,982	0.89%	$787
Savings and money management accounts	341,097	4.04%	13,788	305,186	3.93%	11,996	288,759	2.98%	8,610
Time deposits	317,298	5.18%	16,433	213,889	4.59%	9,826	145,209	3.08%	4,476
Federal funds purchased / securities sold under repurchase agreements	65,735	5.03%	3,305	62,451	4.93%	3,079	55,658	3.05%	1,697
Other borrowings	79,250	5.65%	4,480	75,034	5.66%	4,245	50,121	4.62%	2,315

Total interest-bearing liabilities	930,473	4.40%	40,932	770,581	4.08%	31,423	627,729	2.85%	17,885

Noninterest-bearing demand deposits	108,470			102,032			89,079
Other liabilities	10,270			9,185			6,618
Stockholders’ equity	83,850			69,317			61,655

Total liabilities and stockholders’ equity	$1,133,063			$951,115			$785,081

Net interest spread		3.06%			3.29%			3.56%
Benefit of noninterest sources		0.54%			0.55%			0.42%
Net interest margin/income		3.60%	$38,249		3.84%	$34,203		3.98%	$29,392

The increase in average loans of $147.4 million and the increase in average investments of $13.8 million were funded by increases in average deposits of $152.4 million, Federal Home Loan Bank borrowings of $4.2 million, and federal funds purchased and securities sold under repurchase agreements of $3.3 million. For 2007, average total assets were $1,133 million, a 19.1% increase over 2005. Average interest-earning assets for 2007 were $1,061 million, or 93.7% of average total assets.

Interest income is the largest contributor to income. Interest income on loans, including loan fees, increased $11.9 million from 2006 to $66.2 million in 2007. The increase in loan interest income resulted from increased loan volume. Investment income increased $1.2 million to $11.8 million as a result of volume and higher investment yields in 2007. Interest income on federal funds sold increased primarily as the result of higher volume and a 0.29% increase in the average yield. Interest expense on deposits increased $9.0 million from 2006 to $33.1 million as the result of deposit growth and higher interest rates. Interest expense on federal funds purchased and securities sold under repurchase agreements increased $1.4 million, again due to growth and rising interest rates. Interest expense on other borrowings increased primarily due to an increase in the annual average balance. The overall result was an increase in net interest income of $4.0 million or 11.8% in 2007 from 2006. Average yields on interest-earning assets increased to 7.46% in 2007, compared to 7.37% in 2005.

Net interest income increased $4.8 million in 2006 compared to 2005 as a result of the growth in the volume of average earning assets and an increase in interest rates. Interest earning assets averaged $890.9 million in 2006, an increase of 16.4%, from the $737.2 million averaged in 2005. Average yields on earning assets increased to 7.37% in 2006, compared to 6.41% in 2005.

A key performance measure for net interest income is the “net interest margin”, or net interest income divided by average interest-earning assets. Unlike the “net interest spread” (the difference between interest rates earned on assets and interest rates paid on liabilities), the net interest margin is affected by the level of non-interest sources of funding used to support interest-earning assets. The Company’s net interest margin decreased to 3.60% in 2007 from 3.84% in 2006. In 2005, the net interest margin was 3.98%. The net interest margin deteriorated in 2007 as the average rate paid on interest-bearing deposits increased more quickly than the average rate on interest-earning assets. The high level of competition in the local market for both loans and deposits continues to influence the net interest margin. The net interest margin continues to be supported by demand deposits which provide a noninterest-bearing source of funds. The Company’s current marketing efforts are focused on increasing demand deposits and NOW accounts to help prevent further deterioration in the net interest margin. The net interest spread measures the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing sources of funds. The net interest spread eliminates the impact of noninterest-bearing funds and gives a direct perspective on the effect of market interest rate movements. As a result of changes in interest rates in 2007, the net interest spread decreased 23 basis points to 3.06% in 2007. The 2006 net interest spread of 3.29% also represented a decrease from 2005’s 3.56%.

Changes in the net interest income from period to period result from increases or decreases in the volume of interest-earning assets and interest-bearing liabilities, increases in the average rates earned and paid on such assets and liabilities, the ability to manage the earning asset portfolio, and the availability of particular sources of funds, such as noninterest-bearing deposits. The following table: “Analysis of Changes in Net Interest Income” indicates the changes in the Company’s net interest income as a result of changes in volume and rate from 2007 to 2006, and 2006 to 2005. The analysis of changes in net interest income included in the following table indicates that on an overall basis in 2007 to 2006, the increase in the balances or volumes of interest-earning assets created a positive impact in net income. This was somewhat offset by the impact of increased volumes of interest-bearing liabilities. The rate environment of 2007 resulted in modest rate increases on interest-earning assets which were more than offset by rate increases on interest-bearing liabilities. In 2006 to 2005, the increase in the balances or volumes of interest-earning assets created a positive impact in net income which was partially offset by the impact of increased volumes of interest-bearing liabilities. Rising rates in 2006 resulted in rate increases on interest-bearing liabilities that exceeded rate increases on interest-earning assets.

Analysis of Changes in Net Interest Income

	2007 vs. 2006 Increase (Decrease)				2006 vs. 2005 Increase (Decrease)
	Average Volume	Average Rate	Combined	Total	Average Volume	Average Rate	Combined	Total
	(Dollars in thousands)				(Dollars in thousands)
Interest income from interest-earning assets:
Loans	$12,058	$(133)	$(44)	$11,881	$8,296	$5,858	$1,286	$15,440
Investments, taxable	1,006	341	43	1,390	1,428	837	162	2,427
Investments, tax-exempt	(248)	42	(24)	(230)	241	17	5	263
Federal funds sold	450	36	26	512	4	213	3	220
Interest-bearing deposits in other banks	(4)	8	(1)	2	(8)	10	(3)	(1)

Total	$13,262	$293	$(0)	$13,555	$9,961	$6,935	$1,453	$18,349

Interest expense on interest-bearing liabilities:
NOW accounts	$261	$342	$45	$649	$232	$976	$282	$1,490
Savings and money management accounts	1,411	336	45	1,792	490	2,743	153	3,386
Time deposits	4,746	1,262	599	6,607	2,115	2,193	1,042	5,350
Federal funds purchased / securities sold under repurchase agreements	162	62	2	226	207	1,047	128	1,382
Other borrowings	239	(8)	4	235	1,151	521	258	1,930

Total	$6,819	$1,995	$695	$9,509	$4,195	$7,480	$1,863	$13,538

Change in net interest income				$4,046				$4,811

The variances for each major category of interest-earning assets and interest-bearing liabilities are attributable to (a) changes in volume (changes in volume times prior year rate), (b) changes in rate (changes in rate times prior year volume) and (c) combined (changes in rate times the change in volume).

Noninterest Income

Noninterest income consists of revenues generated from a broad range of financial services and activities, including service charges on deposit accounts, gain on sales of loans, gain on sale of fixed assets, fee-based services, and products where commissions are earned through sales of products such as real estate mortgages, retail investment services, trust services, and other activities. In addition, the increase in cash surrender value of bank-owned life insurance and gains or losses realized from the sale of investment securities are included in noninterest income.

Noninterest income for 2007 was $16.2 million, an increase of $2.1 million or 15.2% from 2006. Service charges and fees on deposits increased $667,000 in 2007 primarily due to increases in NSF fees for retail checking accounts and debit/ATM card income, both the result of new account growth. The gain on the sale of fixed assets increased $1.0 million from 2006. The Company, in anticipation of moving its operational facilities, sold part of its operations campus which had a book value of $1.8 million resulting in a gain of $1.1 million. These increases were somewhat offset by decreases in service charges on non-personal deposit accounts due to increases in the earnings credit applied to average balances maintained in those accounts. Retail investment income increased $479,000 primarily due to production by new personnel. Other contributing factors include increases in trust services fees due to a $5.5 million increase in assets managed from 2006 and increases in the increase in cash-surrender value of bank-owned life insurance due to an additional purchase of $3.5 million in bank-owned life insurance in February 2007. A $237,000 loss recognized on the sale of agency securities resulted in a decrease in net investment securities gains (losses) from 2006.

Noninterest income for 2006 was $14.0 million, an increase of $1.7 million or 13.5% from 2005. Contributing factors include increases in gain on sales of loans in the secondary mortgage market due to higher mortgage loan volumes. The increase in cash surrender value of life insurance decreased due to reduced interest rates. These decreases were partially offset by increases in service charges and fees on deposits during the period primarily due to increases in NSF fees and ATM income, somewhat offset by decreases in service charges, all a result of new retail checking accounts. The decrease in service charge income was also attributable to increases in the earnings credit applied to average balances maintained in non-personal deposit accounts.

The following table presents the principal components of noninterest income for the last three years:

Noninterest Income

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Service charges and fees on deposit accounts	$6,409	$5,742	$5,363
Gain on sales of loans	5,185	5,154	5,089
Gain on sale of fixed assets	1,049	47	(7)
Investment securities gains (losses), net	(237)	213	(86)
Retail investment income	1,267	788	455
Trust service fees	1,132	860	642
Increase in cash surrender value of life insurance	678	605	400
Other	685	631	515

Total noninterest income	$16,168	$14,040	$12,371

Noninterest income as a percentage of total average assets	1.70%	1.79%	1.84%
Noninterest income as a percentage of total income	19.77%	20.75%	26.06%

Noninterest Expense

Noninterest expense totaled $32.5 million in 2007, an increase of 12.4% from 2006 noninterest expense of $28.9 million. Noninterest expense attributable to the Company’s expansion into new markets totaled $1.0 million for 2007. Salaries and other personnel expense increased $1.5 million due to offices opened in the Aiken and Greenville, South Carolina and Evans, Georgia markets, the expansion of the wealth management area, medical expenses, employer 401K expense, and stock options compensation expense somewhat offset by an increase in FAS 91 deferred cost expense.

Operating expenses, excluding salary and employee benefits, increased $2.0 million in 2007. Processing expenses increased $271,000 primarily due to ATM processing fees related to new account growth of checking products. IT maintenance expense increased $276,000 primarily for increase in core software maintenance agreement and security maintenance. Due to the continued growth of the company, other expensed including communications, postage, and staff development increased $298,000 in 2007. Contributions increased as a result of a $250,000 donation made to Georgia Bank Foundation.

Noninterest expense totaled $28.9 Million in 2006, an increase of 15.5% from 2005 noninterest expense of $25.0 Million. Noninterest expense attributable to the Company’s expansion into new markets totaled $1.9 million for 2006. Salaries and other personnel expense increased $2.3 million due to offices opened in the Aiken, South Carolina and Athens, Georgia markets, the expansion of the wealth management area, medical expenses and stock options compensation expense recognized for the acceleration of the vesting period for two key employees and to comply with SFAS No. 123(R). Other operating expenses increased $1.5 million in 2006. Processing expenses increased $407,000 primarily due to retail investment processing fees related to increased production and fees associated with new account growth for both retail and business checking products. Professional fees increased $275,000 primarily for Sarbanes-Oxley 404 compliance, other advisory services and legal fees. Marketing expense increased $174,000 primarily due to advertising for expansion into the Athens and Aiken markets. Contributions increased as the result of a $200,000 donation made to Georgia Bank Foundation, and supplies expense increased $152,000 due to the continued growth of the Company

The Company continues to monitor expenditures in all organizational units by utilizing specific cost-accounting and reporting methods as well as responsibility center budgeting. The following table presents the principal components of noninterest expense for the years ended December 31, 2007, 2006 and 2005.

Noninterest Expense

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Salaries and employee benefits	$19,343	$17,806	$15,531
Occupancy expense	3,457	2,847	2,731
Marketing & business development expense	1,586	1,405	1,119
Processing expense	1,750	1,480	1,073
Legal and professional fees	1,508	1,369	1,094
Data processing expense	942	667	532
Loan costs	460	442	396
Supplies expense	704	660	508
Other expense	2,758	2,256	2,028

Total noninterest expense	$32,508	$28,932	$25,012

Noninterest expense as a percentage of total average assets	2.87%	3.04%	3.19%
Operating efficiency ratio	60.64%	60.20%	59.78%

The Company’s efficiency ratio (noninterest expense as a percentage of net interest income and noninterest income, excluding gains and losses on the sale of investments) increased to 60.64% in 2007 compared to 60.20% in 2006, and 59.78% in 2005. Although the Company had significant increases in both net interest income and noninterest income, noninterest expense related to continued growth and expansion into new markets led to the deterioration of the efficiency ratio in 2007 and 2006. Expenses for growth and expansion were more than offset by income produced from existing operations.

Income Taxes

Income tax expense increased $648,000 or 11.4% in 2007 from 2006, and increased $718,000 or 14.5% in 2006 from 2005. The effective tax rate as a percentage of pre-tax income was 34.9% in 2007, 33.7% in 2006, and 33.2% in 2005. Higher income in 2007 resulted in taxable income over $15.0 million which was taxed at a higher federal income tax rate. The increase in the effective tax rate is primarily due to the graduated increase in the federal income tax rate from 34% in 2002 to 35% in 2007. Additionally, for federal income tax purposes, increases in nontaxable bank-owned life insurance income and tax-exempt municipals were generally offset by increases in nondeductible stock compensation expense. However, for state income tax purposes, the increase in nontaxable bank-owned life insurance income was significantly offset by Georgia disallowed agency interest income and increases in nondeductible stock compensation expense.

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

For significant problem loans, management’s review consists of the evaluation of the financial condition and strengths of the borrower, cash flows available for debt repayment, the related collateral supporting the loan and the effects of known and expected economic conditions. When the evaluation reflects a greater than normal risk associated with the individual problem loan, management classifies the loan accordingly and allocates a portion of the allowance for loan losses for that loan based on the results of the evaluations described above.

The table below indicates the allocated general allowance for all loans according to loan type determined through the Company’s comprehensive allowance methodology for the years indicated. Because these allocations are based upon estimates and subjective judgment, it is not necessarily indicative of the specific amounts or loan categories in which loan losses may occur.

The allowance for loan losses was decreased $694,000 in 2006 to eliminate the allowance allocated for unfunded lines and commitments and standby letters at December 31, 2005 to comply with SAB 108. This adjustment decreased the allowance for loan losses at January 1, 2006 from $9.1 million to $8.4 million. The allowance for loan losses was $9.8 million at December 31, 2006, a $1.3 million increase after the adjustment. Increases in outstanding loan balances were the primary reason for the increase somewhat offset by decreases in the allowance due to lower levels of Classified and Watch-rated debt, decreased reserves for specific loans and the change in the allowance calculation related to economic and market risk factors. In 2006, the loan loss method discussed under “Critical Accounting Estimates” was revised to include economic and market risk factors as part of the various individual components of the allowance for loan losses and to eliminate unfunded lines and commitments and standby letters of credit from the general allocation. Prior to 2006, economic and market risk factors were specifically identified and recorded as a separate component of the allowance and unfunded lines and commitments and standby letters of credit were included in the general allocation. With the two exceptions noted above, the loan loss method discussed under “Critical Accounting Estimates” was consistently applied to loans in 2007, 2006, 2005, 2004 and 2003.

Allocation of the Allowance for Loan Loss

	December 31,
	2007		2006		2005		2004		2003
	Amount	Percent(1)	Amount	Percent(1)	Amount	Percent(1)	Amount	Percent(1)	Amount	Percent(1)
	(Dollars in thousands)
Balance at end of year
Applicable to:
Commercial, financial, agricultural	$1,760	10.72%	$1,254	10.78%	1,060	10.71%	1,164	12.09%	1,151	13.09%
Real estate-construction	4,344	36.54%	3,139	35.58%	2,288	30.74%	1,648	25.76%	1,249	20.87%
Real estate-mortgage	4,681	49.00%	4,835	49.58%	4,441	52.85%	3,648	53.84%	3,141	54.37%
Consumer loans to
individuals	1,015	3.85%	549	4.16%	642	5.78%	895	8.34%	1,166	11.69%
Lease financing	—	0.00%	—	0.02%	—	0.02%	—	0.00%	—	0.00%
Deferred loan origination fees	—	(0.11)%	—	(0.12)%	—	(0.10)%	—	(0.03)%	—	(0.02)%
Unfunded lines, commitments and standby letters of credit					694	0.00%	575	0.00%	571	0.00%
Other	—	0.00%	—	0.00%	—	0.00%	—	0.00%	—	0.00%

Balance at end of year	$11,800	100.00%	$9,777	100.00%	$9,125	100.00%	$7,930	100.00%	$7,278	100.00%
Proforma excluding unfunded					(694)		(575)		(571)
lines, commitments and standby letters of credit					$8,431		$7,355		$6,707

(1)	Percent of loans in each category to total loans

Additions to the allowance for loan losses, which are expensed on the Company’s income statement as the “provision for loan losses”, are made periodically to maintain the allowance for loan losses at an appropriate level based upon management’s evaluation of the potential risk in the loan portfolio. The Company’s provision for loan losses in 2007 was $3.8 million, an increase of $1.3 million, or 54.2% from the 2006 provision of $2.5 million.

The allocation of allowance for loan losses on real estate-construction loans grew $1.2 million in 2007 due to higher levels of net charge offs in this category coupled with growth of $51.6 million or 19.3% and in 2007.

The decrease in the allowance for commercial, financial, and agricultural loans in 2006 is primarily due to $694,000 for unfunded lines and commitments and standby letters of credit in 2005 which were eliminated in 2006 to comply with SAB 108.

The following table provides details regarding charge-offs and recoveries by loan category during the most recent five year period, as well as supplemental information relating to both net loan losses, the provision and the allowance for loan losses during each of the past five years. Net charge-offs for 2007 represented 0.22% of average loans outstanding, compared to 0.17% for 2006 and 0.12% for 2005.

	Allowances for Loan Losses At December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Total loans outstanding at end of period, net of unearned income	$882,743	$749,969	$601,235	$494,170	$432,679

Average loans outstanding, net of unearned income	$811,509	$664,101	$547,414	$464,769	$420,023

Balance of allowance for loan losses at beginning of year	$9,777	$8,431 (1)	$7,930	$7,278	$6,534
Charge-offs:
Commercial, financial and agricultural	98	648	694	458	439
Real estate – construction	915	100	80	18	25
Real estate – mortgage	477	806	95	52	55
Consumer	1,086	386	736	1,165	1,102

Total charge-offs	2,576	1,940	1,605	1,693	1,621

Recoveries of previous loan losses:
Commercial, financial and agricultural	21	287	307	175	190
Real estate – construction	12	6	5	4	—
Real estate – mortgage	125	31	52	8	3
Consumer	618	484	594	570	478

Total recoveries	776	808	958	757	671

Net loan losses	1,800	1,132	647	936	950
Provision for loan losses	3,823	2,478	1,842	1,588	1,694

Balance of allowance for loan losses at end of period	$11,800	$9,777	$9,125	7,930	7,278

Allowance for loan losses to period end loans	1.34%	1.30%	1.52%	1.60%	1.68%
Net charge-offs to average loans	0.22%	0.17%	0.12%	0.20%	0.23%
Proforma ALLL at end of period (2)			$8,431	$7,355	$6,707
Proforma ALLL to period end loans(2)			1.40%	1.49%	1.55%

(1)	Includes adjustment of $694 for estimated overstatement of allowance for loan loss as of 12/31/05 as required by SAB 108.
(2)	Proforma assumes adjustment to prior periods of amounts corrected pursuant to SAB108 under the iron curtain method.

At December 31, 2007, the allowance for loan losses was 1.34% of outstanding loans, up slightly from the 1.30% level at December 31, 2006 and the 1.52% level at December 31, 2005 (1.40% as adjusted for SAB 108). The Company experienced higher levels of net charge offs in the real estate construction and consumer categories in 2007. Management considers the allowance appropriate based upon its analysis of the potential risk in the portfolio using the methods previously discussed. Management’s judgment is based upon a number of assumptions about events which are believed to be reasonable, but which may or may not prove correct. While it is the Company’s policy to charge off in the current period the loans in which a loss is considered probable, there are additional risks of losses which cannot be quantified precisely or attributed to a particular loan or class of loans. Because these risks include present and forecasted economic conditions, management’s judgment as to the adequacy of the allowance is necessarily approximate and imprecise. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance will not be required. See “Critical Accounting Estimates.”

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

Loans outstanding averaged $811.5 million in 2007 compared to $664.1 million in 2006 and $547.4 million in 2005. At December 31, 2007, loans totaled $882.7 million compared to $750.0 million at December 31, 2006, an increase of $132.8 million (17.7%). This compares to growth in 2006 of $148.8 million (24.8%) and loans outstanding of $601.2 million at December 31, 2005.

The Company continues to experience significant increases in loan volumes and balances. The increases are attributable to a stable local economy and the desire of a segment of the community to do business with a locally-owned and operated financial institution. Commercial real estate loans increased $37.9 million (19.1%) in 2007. Construction and development loans increased $51.6 million (19.3%) from year end 2006. Average loans as a percentage of average interest-earning assets and average total assets were 76.5% and 71.6%, respectively, in 2007. This compares to average loans as a percentage of average interest-earning assets and average total assets of 74.5% and 69.8%, respectively, in 2006.

The following table sets forth the composition of the Company’s loan portfolio as of December 31 for the past five years. The Company’s loan portfolio does not contain any concentrations of loans exceeding 10% of total loans which are not otherwise disclosed as a category of loans in this table. The Company has not invested in loans to finance highly-leveraged transactions (“HLT”), such as leveraged buy-out transactions, as defined by the Federal Reserve and other regulatory agencies. Loans made by a bank for recapitalization or acquisitions (including acquisitions by management or employees) which result in a material change in the borrower’s financial structure to a highly-leveraged condition are considered HLT loans. The Company had no foreign loans or loans to lesser-developed countries as of December 31 of any of the years presented.

Loan Portfolio Composition

At December 31,

	2007		2006		2005		2004		2003
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Commercial financial and agricultural	$93,318	10.57%	$80,823	10.78%	$64,398	10.71%	$59,763	12.09%	$56,626	13.09%

Real estate
Commercial	$236,358	26.78%	$198,453	26.46%	$156,896	26.10%	$139,616	28.25%	$129,223	29.87%
Residential	190,613	21.59%	158,543	21.14%	138,716	23.07%	111,635	22.59%	91,973	21.26%
Residential held for sale	11,303	1.28%	14,857	1.98%	22,147	3.68%	14,779	2.99%	14,047	3.25%
Construction and development	318,438	36.07%	266,875	35.58%	184,826	30.74%	127,303	25.76%	90,303	20.87%

Total real estate	756,712	85.72%	638,728	85.17%	502,585	83.59%	393,333	79.59%	325,546	75.24%

Lease financing	37	0.00%	116	0.02%	111	0.02%	0	0.00%	23	0.01%
Consumer
Direct	25,569	2.90%	24,146	3.22%	24,343	4.05%	24,185	4.89%	25,967	6.00%
Indirect	4,237	0.48%	6,232	0.83%	9,752	1.62%	16,436	3.33%	23,964	5.54%
Revolving	3,819	0.43%	843	0.11%	656	0.11%	600	0.12%	631	0.15%

Total consumer	33,625	3.81%	31,221	4.16%	34,751	5.78%	41,221	8.34%	50,562	11.69%

Deferred loan origination fees	(949)	-0.11%	(919)	-0.12%	(610)	-0.10%	(147)	-0.03%	(78)	-0.02%

Total	$882,743	100.00%	$749,969	100.00%	$601,235	100.00%	$494,170	100.00%	$432,679	100.00%

Loans may be periodically renewed with principal reductions and appropriate interest rate adjustments. Loan maturities as of December 31, 2007 are set forth in the following table based upon contractual terms. Actual cash flows may differ as borrowers generally have the right to prepay without prepayment penalties.

Loan Maturity Schedule

At December 31, 2007

($ in thousands)	Within One Year	One to Five Years	After Five Years	Total
Commercial, financial and agricultural	$47,900	$38,714	$6,704	$93,318
Real Estate
Construction and development	253,413	57,467	7,558	318,438
Mortgage	184,389	201,216	52,669	438,274
Lease financing	37	—	—	37
Consumer	17,615	14,924	1,086	33,625
Deferred loan origination fees	(949)	—	—	(949)

Total loans	$502,405	$312,321	$68,017	$882,743

The following table presents an interest rate sensitivity analysis of the Company’s loan portfolio as of December 31, 2007. The loans outstanding are shown in the time period where they are first subject to repricing.

Sensitivity of Loans to Changes in Interest Rates

At December 31, 2007

($ in thousands)	Within One year	One to Five Years	After Five Years	Total
Loans maturing or repricing with:
Predetermined interest rates	$146,515	$232,857	$26,051	$405,423
Floating or adjustable interest rates	440,881	35,412	1,027	477,320

Total loans	$587,396	$268,269	$27,078	$882,743

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

If non accruing loans had been accruing interest under their original terms, approximately $198,000 in 2007, $118,000 in 2006 and $204,000 in 2005 would have been recognized as earnings.

The Company accounts for impaired loans under the provisions of Statement of Financial Accounting Standards (SFAS) No. 114 “Accounting by Creditors for Impairment of a Loan” as amended by SFAS No. 118 “Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures”, which requires that the Company identify impaired loans and evaluate the collectability of both contractual interest and principal of loans when assessing the need for a loss allowance. The provisions of SFAS No. 114 do not apply to large pools of smaller balance homogeneous loans which are collectively evaluated for impairment, loans that are measured at fair value or at the lower of cost or fair value, and debt securities. A loan is considered impaired, when based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note agreement. The amount of the impairment is measured based on the present value of future cash flows discounted at the loan’s effective interest rate or, if the loan is collateral dependent or foreclosure is probable, the fair value of collateral, less estimated selling expenses. Regulatory guidance is also considered. At December 31, 2007 and 2006, the Company had impaired loans of $14.2 million and $1.5 million, respectively. Allowances for losses on impaired loans totaled $291,000 on balances of $1.7 million and $252,000 on balances of $590,000 respectively at December 31, 2007 and 2006 respectively. The amount of impaired loans for which there is no related allowance for credit losses totaled $12.4 million and $944,000 at December 31, 2007 and 2006 respectively.

Non-performing loans are defined as nonaccrual and renegotiated loans. When other real estate owned is included with non-performing loans, the result is non-performing assets. The following table, “Non-Performing Assets”, presents information on these assets and loans past due 90 days or more and still accruing interest as of December 31, for the past five years. Non-performing assets were $5.5 million at December 31, 2007 or 0.62% of total loans and other real estate owned. This compares to $2.4 million or 0.31% of total loans and other real estate owned at December 31, 2006.

Significant changes in nonaccrual loans during 2007 included an increase in non-performing assets for several large credits on nonaccrual. The largest credit placed on nonaccrual was a $1.7 million secured by commercial real estate. In addition, a loan for $800 thousand secured by residential real estate as well as a $410 unsecured loan to the same borrower were placed on nonaccrual.

Significant changes in nonaccrual loans during 2006 included a decrease in non-performing assets with balances less than $100,000, a $1.4 million decrease for two customers from a combination of collateral sale and charge-off, a $254,000 decrease for one customer removed from nonaccrual status, and an increase of $825,000 for two customers added to nonaccrual status.

At December 31, 2007 and 2006, there were no loans past due 90 days or more and still accruing. At December 31, 2005 and 2004 there were loans past due 90 days or more and still accruing of $1,000 and $29,000, respectively. All loans past due 90 days or more are classified as nonaccrual loans unless the loan officer believes that both principal and interest are collectible, in which case the loan continues to accrue interest.

	Non-Performing Assets Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Nonaccrual loans	$5,495	$2,351	$4,009	$2,972	$3,045
Other real estate owned	—	—	—	53	5

Total nonperforming assets	$5,495	$2,351	$4,009	$3,025	$3,050

Loans past due 90 days or more and still accruing interest	$—	$—	$1	$29	$—

Allowance for loan losses to period end total loans	1.34%	1.30%	1.52%	1.60%	1.68%
Allowance for loan losses to period end nonperforming loans	214.74%	415.87%	227.56%	262.15%	238.62%
Net charge-offs to average loans	0.22%	0.17%	0.12%	0.20%	0.23%
Nonperforming assets to period end loans	0.62%	0.31%	0.67%	0.61%	0.70%
Nonperforming assets to period end loans and other real estate owned	0.62%	0.31%	0.67%	0.61%	0.70%
Proforma data to illustrate the effect of SAB 108
Allowance for loan losses to period end net loans excluding amount applicable to unfunded lines, commitments and standby letters of credit			1.40%	1.49%	1.55%
Allowance for loan losses to period end nonperforming loans excluding amount applicable to unfunded lines, commitments and standby letters of credit			210.30%	243.14%	219.90%

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

Unfunded commitments to extend credit where contractual amounts represent potential credit risk totaled $208.5 million and $202.6 million at December 31, 2007 and 2006, respectively. These commitments are primarily at variable interest rates.

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

Commitments and Contractual Obligations ($ in thousands)	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Lines of credit	$193,883	—	—	—
Mortgage loan commitments	14,616	—	—	—
Lease agreements	336	452	222	156
Deposits	908,283	37,428	5,789	666
Federal funds purchased / Securities sold under repurchase agreements	81,166	—	—	—
FHLB advances	—	24,000	6,000	29,000
Other borrowings	500	—	—	—
Subordinated debentures	—	—	—	20,000

Total commitments and contractual obligations	$1,198,784	61,880	12,011	49,822

Although management regularly monitors the balance of outstanding commitments to fund loans to ensure funding availability should the need arise, management believes that the risk of all customers fully drawing on all these lines of credit at the same time is remote.

Investment Securities

The Company’s investment securities portfolio increased $44.8 million to $246.9 million at year-end 2007 from 2006. The Company maintains an investment strategy of seeking portfolio yields within acceptable risk levels, as well as providing liquidity. The Company maintains two classifications of investments: “Held to Maturity” and “Available for Sale.” “Available for Sale” securities are carried at fair market value with related unrealized gains or losses included in stockholders’ equity as accumulated other comprehensive income, whereas the “Held to Maturity” securities are carried at amortized cost. As a consequence, with a higher percentage of securities being placed in the “Available for Sale” category, the Company’s stockholders’ equity is more volatile than it would be if a larger percentage of investment securities were placed in the “Held to Maturity” category. Although equity is more volatile, management has discretion, with respect to the “Available for Sale” securities, to proactively adjust to favorable market conditions in order to provide liquidity and realize gains on the sales of securities. The changes in values in the investment securities portfolio are not taken into account in determining regulatory capital requirements. (As of December 31, 2007, except for the U.S. Government agencies, there was no issuer who represented 10% or more of stockholders’ equity within the investment portfolio.) As of December 31, 2007 and 2006, the estimated fair value of investment securities as a percentage of their amortized cost was 100.0% and 98.8%, respectively. At December 31, 2007, the investment securities portfolio had gross unrealized gains of $2,097,000 and gross unrealized losses of $2,022,000, for a net unrealized gain of $75,000. As of December 31, 2006 and 2005, the investment securities portfolio had net unrealized losses of $2,400,000 and $3,302,000, respectively. The following table presents the amortized cost of investment securities held by the Company at December 31, 2007, 2006 and 2005.

Investment Securities

	December 31,
(Dollars in thousands)	2007	2006	2005
Available for sale:
U.S. Government Agencies	96,166	77,717	68,646
Obligations of states and political subdivisions	15,755	15,391	19,641
Mortgage-backed securities	118,179	95,910	92,984
Corporate bonds	9,722	5,987	9,071
Trust preferred	5,314	6,358	10,133
Equity securities	250	250	500

Total	$245,386	$201,613	$200,975

	December 31,
	2007	2006	2005
Held to maturity:
Obligations of states and political subdivisions	$1,435	$2,971	$3,776

Total	$1,435	$2,971	$3,776

The following table represents maturities and weighted average yields of debt securities at December 31, 2007. Yields are based on the amortized cost of securities. Maturities are based on the contractual maturities. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Maturity Distribution and Yields of

Investment Securities

(Dollars in thousands)

	December 31, 2007
	Amortized Cost	Yield
Available for Sale
US Government Agencies
Over one through five years	$11,587	4.91%
Over five through ten years	44,324	5.49%
Over ten years	40,255	5.81%

Total U. S. Government Agencies	$96,166	5.55%

Municipal Securities(1)
One year or less	$250	4.51%
Over five through ten years	2,843	5.85%
Over ten years	12,662	6.24%

Total Municipal Securities	$15,755	6.14%

Corporate Bonds
Over one through five years	$1,011	7.31%
Over five through ten years	3,821	6.13%
Over ten years	4,890	6.70%

Total Corporate Bonds	$9,722	6.54%

Trust Preferred
Over one through five years	$1,014	6.39%
Over five through ten years	1,000	6.25%
Over ten years	3,300	7.32%

Total Trust Preferred securities	$5,314	6.94%

Mortgage Backed Securities
Over one through five years	$6,188	4.11%
Over five through ten years	11,493	4.48%
Over ten years	100,498	5.13%

Total Mortgage Backed securities	$118,179	5.01%

Total Equity securities	$250	0.00%

Total Available for Sale	$245,386	5.39%

Held to Maturity
Municipal Securities(1)
Over one through five years	$926	7.22%
Over five through ten years	509	7.73%

Total Municipal Securities	$1,435	7.40%

Total Held to Maturity	$1,435	7.40%

Total Investment Securities	$246,821	5.40%

(1)	Tax-equivalent yield

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

The Company manages its sensitivity to interest rate movements by adjusting the maturity of, and establishing rates on, the interest-earning asset portfolio and interest-bearing liabilities in line with management’s expectations relative to market interest rates. The Company would generally benefit from increasing market interest rates when the balance sheet is asset sensitive and would benefit from decreasing market rates when it is liability sensitive. At December 31, 2007, the Company’s interest rate sensitivity position was liability sensitive within the one-year horizon.

The following table “Interest Sensitivity Analysis” details the interest rate sensitivity of the Company at December 31, 2007. The principal balances of the various interest-earning and interest-bearing balance sheet instruments are shown in the time period where they are first subject to repricing, whether as a result of floating or adjustable rate contracts. Fixed rate time deposits are presented according to their contractual maturity while variable rate time deposits reprice with the prime rate and are presented in the within three months time frame. Prime savings accounts reprice at management’s discretion when prime is below 5% and at 50% of the prime rate when prime is greater than 5%. In the table presented below, prime savings reprices in the within three months time frame. Regular savings, money management and NOW accounts do not have a contractual maturity date and are presented as repricing at the earliest date in which the deposit holder could withdraw the funds. All other borrowings are shown in the first period in which they could reprice. In the one-year time period, the pricing mismatch on a cumulative basis was liability sensitive $351.7 million or 31.1% of total interest-earning assets. Management has procedures in place to carefully monitor the Company’s interest rate sensitivity as the rate environment changes. It should also be noted that all interest rates do not adjust at the same velocity. As an example, the majority of the savings category listed below is priced on an adjustable basis. When prime is greater than 5%, it is fifty percent of the prime rate. Therefore, as the prime rate adjusts 100 basis points, the rate on this liability only adjusts 50 basis points. Moreover, varying interest rate environments can create unexpected changes in prepayment levels of assets and liabilities. Investments prepayments are reflected at their current prepayment speeds in the interest sensitivity analysis report. No other prepayments are reflected in the following interest sensitivity analysis report. Prepayments may have significant effects on the Company’s net interest margin. Hence, gap is only a general indicator of interest rate sensitivity and cannot be interpreted as an absolute measurement of the Company’s interest rate risk.

Interest Sensitivity Analysis

At December 31, 2007

	Within Three Months	After Three Through Six Months	After Six Through Twelve Months	Within One Year	One Year Through Five Years	Over Five Years	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$479,473	$46,336	$62,956	$588,765	$267,321	$26,657	$882,743
Investment securities	8,103	5,789	12,293	26,185	99,041	121,638	246,864
Federal funds sold	—	—	—	—	—	—	—
Interest-bearing deposits in other banks	500	—	—	500	—	—	500

Total interest-earning assets	$488,076	$52,125	$75,249	$615,450	$366,362	$148,295	$1,130,107

Interest-bearing liabilities:
Money management accounts	$73,609	$0	$0	$73,609	$0	$0	$73,609
Savings accounts	289,731	—	—	289,731	—	—	289,731
NOW accounts	132,186	—	—	132,186	—	—	132,186
Time deposits	115,914	72,507	127,199	315,620	39,748	—	355,368
Federal funds purchased / securities sold under repurchase ageements	81,166	—	—	81,166	—	—	81,166
Federal Home Loan Bank advances	19,000	—	—	19,000	24,000	16,000	59,000
Notes and bonds payable	500	—	—	500	—	—	500
Subordinated debentures	20,000	—	—	20,000	—	—	20,000

Total interest-bearing liabilities	$732,106	$72,507	$127,199	$931,812	$63,748	$16,000	$1,011,560

Period gap	$(244,030)	$(20,382)	$(51,950)	$(316,362)	$302,614	$132,295
Cumulative gap	$(244,030)	$(264,412)	$(316,362)	$(316,362)	$(13,748)	$118,547
Ratio of cumulative gap to total interest-earning assets	-21.59%	-23.40%	-27.99%	-27.99%	-1.22%	10.49%

Liquidity

Management of the Company’s liquidity position is closely related to the process of asset/liability management. Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to provide sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. The Company intends to meet its liquidity needs by managing cash and due from banks, federal funds sold and purchased, maturity of investment securities, principal repayments received from mortgage-backed securities and lines of credit as necessary. GB&T maintains a line of credit with the Federal Home Loan Bank at 10% of GB&T’s total assets. Federal Home Loan Bank advances are collateralized by eligible first mortgages, commercial real estate loans and investment securities. GB&T maintains repurchase lines of credit with SunTrust Robinson Humphrey, Atlanta, Georgia, for advances up to $20.0. At December 31, 2007, a $10.0 million repurchase agreement was outstanding with SunTrust Robinson Humphrey. GB&T has a federal funds purchased accommodation with Silverton Bank, Atlanta, Georgia, for advances up to $16.7 million and with SunTrust Bank, Atlanta, Georgia, for advances up to $10.0 million, while SB&T has a federal funds purchased accommodation with Silverton Bank, Atlanta, Georgia, for advances up to $3.3 Million. Additionally, liquidity needs can be satisfied by the structuring of the maturities of investment securities and the pricing and maturities on loans and deposits offered to customers. The Company also uses retail securities sold under repurchase agreements to fund growth. Retail securities sold under repurchase agreements were $48.6 million at December 31, 2007.

Deposits

The Company’s average deposits and other borrowings increased $166.3 million or 19.1% from 2006 to 2007. Average interest-bearing liabilities increased $159.9 million or 20.7% while average noninterest-bearing deposits increased $6.4 million or 6.3% from 2006 to 2007. Average deposits and borrowings increased $155.8 million or 21.7% from 2005 to 2006. Average interest-bearing liabilities increased $142.9 million or 22.8% from 2005 to 2006, while average noninterest-bearing deposits increased $13.0 million or 14.5% during the same period. The majority of the growth in deposits reflects the Company’s strategy of consistently emphasizing deposit growth, as deposits are the primary source of funding for balance sheet growth. Borrowed funds consist of short-term borrowings, securities sold under agreements to repurchase with the Company’s commercial customers and reverse repurchase agreements with SunTrust Robinson Humphrey, federal funds purchased, and borrowings from the Federal Home Loan Bank. Brokered certificates of deposit included in time deposits over $100,000 at December 31, 2007 and 2006 were $78.5 million and $67.4 million, respectively.

The following table presents the average amount outstanding and the average rate paid on deposits and borrowings by the Company for the years 2007, 2006 and 2005:

	Year ended December 31,
	2007		2006		2005
	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate
	(Dollars in thousands)
Noninterest-bearing demand deposits	$108,470	0.00%	$102,032	0.00%	$89,079	0.00%
Interest-bearing liabilities:
NOW accounts	127,093	2.30%	114,021	2.00%	87,982	0.89%
Savings, money management accounts	341,097	4.04%	305,186	3.93%	288,759	2.98%
Time deposits	317,298	5.18%	213,889	4.59%	145,209	3.08%
Federal funds purchased/ securities sold under repurchase agreements	65,735	5.03%	62,451	4.93%	55,658	3.05%
Other borrowings	79,250	5.65%	75,034	5.66%	50,121	4.62%

Total interest-bearing liabilities	$930,473	4.40%	$770,581	4.08%	$627,729	2.85%

Total noninterest & interest-bearing liabilities	$1,038,943		$872,613		$716,808

The following table presents the maturities of the Company’s time deposits over $100,000 at December 31, 2007:

Maturities of Time Deposits

(Dollars in thousands)

Time Certificates of Deposit of $100,000 or More
Months to Maturity
Within 3 months	$75,994
After 3 through 6 months	49,022
After 6 through 12 months	89,100

Within one year	214,116
After 12 months	29,385

Total	$243,501

This table indicates that the majority of time deposits of $100,000 or more have a maturity of less than twelve months. This is reflective of both the Company’s market and recent interest rate environments. Large time deposit customers tend to be extremely rate sensitive, making these deposits a volatile source of funding for liquidity planning purposes. However, dependent upon pricing, these deposits are virtually always available in the Company’s market. At December 31, 2007, the Company had $21.2 million of brokered certificates of deposit that mature after 12 months. The Company does not have any time deposits of $100,000 or more that are not certificates of deposit.

Capital

Total stockholders’ equity was $89.8 million at December 31, 2007, increasing $10.8 million or 13.7% from the previous year. The increase was primarily the combination of retained earnings, earnings less dividends paid, in the amount of $8.9 million and an increase in accumulated other comprehensive income of $1,663,000. The increase in accumulated other comprehensive income represents a decrease in unrealized losses in the available for sale investment portfolio. The Company purchased 8,432 shares of treasury stock in 2007, and 1,600 shares in 2006 at a cost of $317,000 and

$62,000, respectively, which is shown as a reduction of stockholders’ equity. The Company issued 400 shares of treasury stock in 2007, 800 shares in 2006, and 21,400 shares in 2005 at a price of $17,000, $31,000 and $263,000, respectively, for stock options which were exercised.

The Company’s average equity to average total assets was 7.40% in 2007 compared to 7.29% in 2006 and 7.85% in 2005. Capital is considered to be adequate to meet present operating needs and anticipated future operating requirements. Management is not aware of any trends, events or uncertainties that are reasonably likely to have a material effect on the Company’s capital resources or operations. The following table presents the return on equity and assets for the years 2007, 2006 and 2005.

Return on Equity and Assets

	Years ended December 31,
	2007	2006	2005
Return on average total assets	1.04%	1.17%	1.27%
Return on average equity	14.03%	16.10%	16.15%
Average equity to average assets ratio	7.40%	7.29%	7.85%

At December 31, 2007, the Company was well above the minimum capital ratios required under the regulatory risk-based capital guidelines. The following table presents the capital ratios for the Company and its subsidiaries.

ANALYSIS OF CAPITAL

	Required		Actual		Excess
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Southeastern Bank Financial Corporation
12/31/2007
Risk-based capital:
Tier 1 capital	$38,531	4.00%	$109,589	11.38%	$71,058	7.38%
Total capital	77,062	8.00%	121,463	12.61%	44,401	4.61%
Tier 1 leverage ratio	48,307	4.00%	109,589	9.07%	61,282	5.07%
12/31/2006
Risk-based capital:
Tier 1 capital	$33,222	4.00%	$100,419	12.09%	$67,197	8.09%
Total capital	66,445	8.00%	110,422	13.29%	43,977	5.29%
Tier 1 leverage ratio	41,065	4.00%	100,419	9.78%	59,354	5.78%

Georgia Bank & Trust Company
12/31/2007
Risk-based capital:
Tier 1 capital	$35,154	4.00%	$88,095	10.02%	$52,941	6.02%
Total capital	70,308	8.00%	98,790	11.24%	28,482	3.24%
Tier 1 leverage ratio	50,313	4.50%	88,095	7.88%	37,782	3.38%
12/31/2006
Risk-based capital:
Tier 1 capital	$31,649	4.00%	$74,741	9.45%	$43,092	5.45%
Total capital	63,298	8.00%	84,173	10.64%	20,875	2.64%
Tier 1 leverage ratio	44,401	4.50%	74,741	7.57%	30,340	3.07%

Southern Bank & Trust
12/31/2007
Risk-based capital:
Tier 1 capital	$3,248	4.00%	$14,101	17.37%	$10,853	13.37%
Total capital	6,495	8.00%	15,117	18.62%	8,622	10.62%
Tier 1 leverage ratio	3,389	4.00%	14,101	16.64%	10,712	12.64%
12/31/2006 (opened 09/12/2006)
Risk-based capital:
Tier 1 capital	$1,295	4.00%	$9,438	29.16%	$8,143	25.16%
Total capital	2,589	8.00%	9,783	30.23%	7,194	22.23%
Tier 1 leverage ratio	1,145	4.00%	9,438	32.98%	8,293	28.98%

Cash Flows from Operating, Investing and Financing Activities

Net cash provided by operating activities was $17.6 million in 2007, a decrease of $3.2 million from 2006. A reduction in proceeds from sales of real estate loans was the main contributor with a decrease of $16.6 million in 2007, primarily the result of a lower volume of real estate loans originated and sold in the secondary market. Net cash provided by operating activities was $20.9 million in 2006, an increase of $14.7 million from 2005. The increase is primarily attributable to higher volumes of real estate loans originated and sold in the secondary market. In 2006, cash provided by proceeds from sales of real estate loans increased $15.0 million and an increase of $.3 million in cash used for real estate loans originated for sale.

Net cash used in investing activities increased $26.4 million in 2007 to $190.4 million. Loan growth of $132.8 million caused a decrease in cash used of $18.9 million for 2007. These increases were somewhat offset by decreases in cash used of $41.6 million for net changes in the investment securities portfolio. Net cash used in investing activities increased $5.7 million in 2006 to $164.0 million. Net changes in the investment securities portfolio resulted in a $53.6 million increase in cash used in 2006. Loan growth of $157.3 million caused an increase in cash used of $56.8 million for 2006.

Net cash provided by financing activities in 2007 was $157.0 million, a decrease of $4.6 million from 2006. Deposit accounts provided cash flows of $150.4 million in 2007, an increase of $12.3 million over 2006. Cash provided by federal funds purchased and securities sold under repurchase agreements increased $8.1 million in 2007. Repayments of advances from Federal Home Loan Bank increased $6.0 million in 2007, partially offset by increases in new advances of $2.0 million in 2007 compared to 2006. Net cash provided by financing activities in 2006 was $161.5 million, an increase of $12.8 million from 2005. Net cash provided by changes in deposit accounts increased $31.2 million in 2006 to $138.1 million. Federal funds purchased and securities sold under repurchase agreements provided cash flows of $3.0 million in 2006, a decrease of $19.4 million over 2005. Advances from Federal Home Loan Bank increased $7.0 million in 2006, partially offset by repayments of $16.0 million in 2006 compared to repayment of $5.0 million in 2005. A new issuance of subordinated debentures provided $10.0 million in cash flows in 2006.

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

Recent Accounting Pronouncements

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments (SFAS No. 155), which permits fair value remeasurement for hybrid financial instruments that contain an embedded derivative that otherwise would require bifurcation. Additionally, SFAS No. 155 clarifies the accounting guidance for beneficial interests in securitizations. Under SFAS No. 155, all beneficial interests in a securitization will require an assessment in accordance with SFAS No. 133 to determine if an embedded derivative exists within the instrument. In January 2007, the FASB issued Derivatives Implementation Group Issue B40, Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets (DIG Issue B40). DIG Issue B40 provides an exemption from the embedded derivative test of paragraph 13(b) of SFAS

No. 133 for instruments that would otherwise require bifurcation if the test is met solely because of a prepayment feature included within the securitized interest and prepayment is not controlled by the security holder. SFAS No. 155 and DIG Issue B40 are effective for fiscal years beginning after September 15, 2006. The adoption of SFAS No. 155 and DIG Issue B40 did not have a material impact on the Company’s consolidated financial position or results of operations.

In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140. This Statement provides the following: 1) revised guidance on when a servicing asset and servicing liability should be recognized; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) upon initial adoption, permits a onetime reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. This standard is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006 with the effects of initial adoption being reported as a cumulative-effect adjustment to retained earnings. Servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively based on a valuation model that calculates the present value of estimated future net servicing income. The adoption of this statement did not have a material impact on the Company’s consolidated financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48), which prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material effect on the financial statements.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance). This issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy. This issue is effective for fiscal years beginning after December 15, 2006. The adoption of this issue did not have a material impact on the Company’s consolidated financial statements.

On January 1, 2008, the Company adopted FASB Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material to the Company’s consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard is effective for the Company on January 1, 2008. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.

On January 1, 2008, the Company adopted FASB Emerging Issues Task Force Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. The impact of adoption was not material to the Company’s consolidated financial statements.

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

Market Risk at December 31, 2007

(Dollars in thousands)	2008	2009	2010	2011	2012	There after	Total	Fair Value
Rate Sensitive Assets:
Fixed interest rate loans	149,764	99,402	97,257	18,330	19,254	25,654	409,661	406,384
Average interest rate	6.88%	7.65%	7.49%	7.53%	7.41%	7.26%	7.29%

Variable interest rate loans	353,652	46,882	15,806	8,544	5,897	42,300	474,081	474,081
Average interest rate	7.71%	7.16%	7.13%	7.00%	7.01%	6.87%	7.54%

Fixed interest rate securities	20,690	18,936	24,162	20,726	26,603	119,038	230,155	230,186
Average interest rate	5.64%	5.38%	5.03%	4.87%	4.81%	5.40%	5.27%

Variable interest rate securities	2,429,291	2,429	2,429	2,429	2,429	4,564	16,710	16,710
Average interest rate	5.67%	5.58%	5.03%	4.47%	4.15%	5.94%	5.24%

Variable federal funds sold	0	—	—	—	—	—	0	—
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Fixed interest-bearing deposits in other banks	500	—	—	—	—	—	500	500
Average interest rate	5.30%	0.00%	0.00%	0.00%	0.00%	0.00%	4.50%

Rate Sensitive Liabilities:
Noninterest-bearing deposits	101,272	—	—	—	—	—	101,272	101,272
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Money market accounts	73,609	—	—	—	—	—	73,609	73,609
Average interest rate	3.93%	0.00%	0.00%	0.00%	0.00%	0.00%	3.93%

Savings accounts	289,731	—	—	—	—	—	289,731	289,731
Average interest rate	3.58%	0.00%	0.00%	0.00%	0.00%	0.00%	3.58%

NOW accounts	132,186	—	—	—	—	—	132,186	132,186
Average interest rate	2.04%	0.00%	0.00%	0.00%	0.00%	0.00%	2.04%

Fixed interest rate time deposits < $100M	91,348	9,007	1,286	947	434	0	103,022	103,130
Average interest rate	5.01%	4.62%	4.42%	4.73%	4.47%	0.00%	4.97%

Variable interest rate time deposits < $100M	6,686	2,159	—	—	—	—	8,845	8,846
Average interest rate	4.45%	4.45%	0.00%	0.00%	0.00%	0.00%	4.45%

Fixed interest rate time deposits > $100M	208,695	23,249	575	867	3,541	0	236,927	237,188
Average interest rate	5.12%	4.90%	4.84%	5.03%	4.52%	0.00%	5.09%

Variable interest rate time deposits > $100M	5,421	1,153	—	—	—	—	6,574	6,575
Average interest rate	4.47%	4.45%	0.00%	0.00%	0.00%	0.00%	4.47%

Securities sold under repurchase agreements	81,165	—	—	—	—	—	81,165	81,165
Average interest rate	3.54%	0.00%	0.00%	0.00%	0.00%	0.00%	3.54%

Fixed Federal Home Loan Bank borrowings	—	—	24,000	—	—	16,000	40,000	38,136
Average interest rate	0.00%	0.00%	5.86%	0.00%	0.00%	4.55%	5.34%

Variable Federal Home Loan Bank borrowings	—	—	—	—	—	19,000	19,000	18,641
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	4.67%	4.67%

TT&L note borrowings	500	—	—	—	—	—	500	500
Average interest rate	6.47%	0.00%	0.00%	0.00%	0.00%	0.00%	6.47%

Subordinated debentures	—	—	—	—	—	20,000	20,000	20,000
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	7.09%	7.09%

Market Risk at December 31, 2006

(Dollars in thousands)	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
Rate Sensitive Assets:
Fixed interest rate loans	152,899	65,317	33,137	9,730	9,957	34,245	305,285	301,323
Average interest rate	7.26%	7.48%	7.63%	7.54%	7.42%	6.82%	7.31%

Variable interest rate loans	312,995	46,641	15,220	6,894	5,421	57,513	444,684	444,684
Average interest rate	8.48%	8.45%	8.24%	8.14%	8.17%	7.16%	8.29%

Fixed interest rate securities	21,089	14,204	13,957	15,635	12,311	111,349	188,545	188,622
Average interest rate	5.62%	4.78%	5.07%	5.02%	5.13%	5.20%	5.18%

Variable interest rate securities	3,309	2,296	1,593	1,105	767	9,428	18,498	18,498
Average interest rate	4.32%	4.32%	4.32%	4.32%	4.32%	5.92%	5.13%

Variable federal funds sold	14,688	—	—	—	—	—	14,688	14,688
Average interest rate	5.48%	0.00%	0.00%	0.00%	0.00%	0.00%	5.48%

Fixed interest-bearing deposits in other banks	513	—	—	—	—	—	513	513
Average interest rate	4.51%	0.00%	0.00%	0.00%	0.00%	0.00%	4.51%

Rate Sensitive Liabilities:
Noninterest-bearing deposits	106,846	—	—	—	—	—	106,846	106,846
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Money market accounts	45,897	—	—	—	—	—	45,897	45,897
Average interest rate	4.76%	0.00%	0.00%	0.00%	0.00%	0.00%	4.76%

Savings accounts	255,066	—	—	—	—	—	255,066	255,066
Average interest rate	4.03%	0.00%	0.00%	0.00%	0.00%	0.00%	4.03%

NOW accounts	119,334	—	—	—	—	—	119,334	119,334
Average interest rate	2.33%	0.00%	0.00%	0.00%	0.00%	0.00%	2.33%

Fixed interest rate time deposits < $100M	59,020	10,869	1,230	1,231	1,074	427	73,851	73,605
Average interest rate	4.88%	5.04%	3.93%	4.40%	4.71%	1.59%	4.86%

Variable interest rate time deposits < $100M	—	6,908	—	—	—	—	6,908	6,918
Average interest rate	0.00%	5.40%	0.00%	0.00%	0.00%	0.00%	5.40%

Fixed interest rate time deposits > $100M	136,409	45,326	328	561	1,043	4,030	187,697	187,474
Average interest rate	4.98%	5.18%	4.21%	4.84%	4.98%	4.31%	5.01%

Variable interest rate time deposits > $100M	—	6,164	—	—	—	—	6,164	6,176
Average interest rate	0.00%	5.40%	0.00%	0.00%	0.00%	0.00%	5.40%

Securities sold under repurchase agreements	70,020	—	—	—	—	—	70,020	70,020
Average interest rate	5.27%	0.00%	0.00%	0.00%	0.00%	0.00%	5.27%

Fixed Federal Home Loan Bank borrowings	—	—	—	24,000	6,000	—	30,000	29,252
Average interest rate	0.00%	0.00%	0.00%	5.86%	4.80%	0.00%	5.65%

Variable Federal Home Loan Bank borrowings	5,000	—	—	—	—	25,000	30,000	29,994
Average interest rate	5.44%	0.00%	0.00%	0.00%	0.00%	4.85%	4.95%

TT&L note borrowings	1,000	—	—	—	—	—	1,000	1,000
Average interest rate	4.62%	0.00%	0.00%	0.00%	0.00%	0.00%	4.62%

Subordinated debentures	—	—	—	—	—	20,000	20,000	20,000
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	6.76%	6.76%

Item 8.	Financial Statements and Supplementary Data

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Southeastern Bank Financial Corporation

Augusta, Georgia

We have audited the accompanying consolidated balance sheets of Southeastern Bank Financial Corporation and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Southeastern Bank Financial Corporation as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Southeastern Bank Financial Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2008 expressed an unqualified opinion thereon.

/s/ Crowe Chizek and Company LLC

Brentwood, Tennessee

March 14, 2008

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2007 and 2006

	2007	2006
	(Dollars in thousands)
Assets
Cash and due from banks	$24,558	25,710
Federal funds sold	—	14,688
Interest-bearing deposits in other banks	500	513

Cash and cash equivalents	25,058	40,911

Investment securities:
Available-for-sale	245,429	199,136
Held-to-maturity, at cost (fair values of $1,467 and $3,048 at December 31, 2007 and 2006, respectively)	1,435	2,971
Loans held for sale	11,303	14,857
Loans	871,440	735,112
Less allowance for loan losses	11,800	9,777

Loans, net	859,640	725,335

Premises and equipment, net	32,612	23,402
Accrued interest receivable	7,416	5,983
Goodwill, net	140	140
Bank-owned life insurance	16,660	15,982
Restricted equity securities	5,060	4,936
Other assets	8,227	7,549

	$1,212,980	1,041,202

(continued)

See accompanying notes to consolidated financial statements.

(continued)

	2007	2006
Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$101,272	106,846
Interest-bearing:
NOW accounts	132,186	119,334
Savings	289,731	255,066
Money management accounts	73,609	45,897
Time deposits of $100,000 or more	243,501	193,861
Other time deposits	111,867	80,759

	952,166	801,763
Federal funds purchased and securities sold under repurchase agreements	81,166	70,020
Advances from Federal Home Loan Bank	59,000	60,000
Other borrowed funds	500	1,000
Accrued interest payable and other liabilities	10,390	9,495
Subordinated debentures	20,000	20,000

Total liabilities	1,123,222	962,278

Stockholders’ equity
Common stock, $3.00 par value; 10,000,000 shares authorized; 5,433,614 and 5,433,285 shares issued in 2007 and 2006, respectively; 5,425,182 and 5,432,854 shares outstanding in 2007 and 2006, respectively	16,301	16,300
Additional paid-in capital	39,518	38,989
Retained earnings	34,228	25,287
Treasury stock, at cost; 8,432 and 431 shares in 2007 and 2006, respectively	(317)	(17)
Accumulated other comprehensive income (loss), net	28	(1,635)

Total stockholders’ equity	89,758	78,924

	$1,212,980	1,041,202

See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

Years ended December 31, 2007, 2006, and 2005

	2007	2006	2005
	(Dollars in thousands, except per share data)
Interest income:
Loans, including fees	$66,219	54,338	38,898
Investment securities:
Taxable	11,023	9,633	7,206
Tax-exempt	800	1,030	767
Federal funds sold	1,112	600	380
Interest-bearing deposits in other banks	27	25	26

Total interest income	79,181	65,626	47,277

Interest expense:
Deposits (including interest on time deposits over $100 of $11,529, $7,184, and $3,386 in 2007, 2006, and 2005, respectively)	33,147	24,099	13,873
Federal funds purchased and securities sold under repurchase agreements	3,305	3,079	1,697
Other borrowings	4,480	4,245	2,315

Total interest expense	40,932	31,423	17,885

Net interest income	38,249	34,203	29,392
Provision for loan losses	3,823	2,478	1,842

Net interest income after provision for loan losses	34,426	31,725	27,550

Noninterest income:
Service charges and fees on deposits	6,409	5,742	5,363
Gain on sales of loans	5,185	5,154	5,089
Gain (loss) on sale of fixed assets, net	1,049	47	(7)
Investment securities gains (losses), net	(237)	213	(86)
Retail investment income	1,267	788	455
Trust services fees	1,132	860	642
Increase in cash surrender value of bank-owned life insurance	678	605	400
Miscellaneous income	685	631	515

Total noninterest income	16,168	14,040	12,371

Noninterest expense:
Salaries and other personnel expense	19,343	17,806	15,531
Occupancy expenses	3,457	2,847	2,731
Other operating expenses	9,708	8,279	6,750

Total noninterest expense	32,508	28,932	25,012

Income before income taxes	18,086	16,833	14,909
Income tax expense	6,321	5,673	4,955

Net income	$11,765	11,160	9,954

(continued)

(continued)

	2007	2006	2005
Basic net income per share	$2.17	2.10	1.89

Diluted net income per share	2.14	2.08	1.86

Weighted average common shares outstanding	5,429,961	5,324,558	5,257,904

Weighted average number of common and common equivalent shares outstanding	5,496,389	5,371,656	5,350,384

See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

Years ended December 31, 2007, 2006, and 2005

(In thousands, except per share data)	Comprehensive income	Common stock		Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss), net	Total stockholders’ equity
		Number of shares
			Amount
Balance, December 31, 2004		5,287	$15,861	34,376	8,879	(497)	361	58,980

Comprehensive income:
Net income	$9,954				9,954			9,954
Other comprehensive loss – unrealized loss on investment securities available for sale, net of income tax effect of ($1,350)	(2,620)						(2,620)	(2,620)

Total comprehensive income	$7,334

Cash dividends ($0.52 per common share)					(2,733)			(2,733)
Stock options exercised, issued from treasury stock				27		263		290
Retirement of common stock		(8)	(24)	(263)				(287)

Balance, December 31, 2005		5,279	$15,838	34,139	16,099	(234)	(2,259)	63,583

Cumulative catch-up adjustment in accordance with SAB 108					794			794
Comprehensive income:
Net income	$11,160				11,160			11,160
Other comprehensive income – unrealized gain on investment securities available for sale, net of income tax effect of $321	624						624	624

Total comprehensive income	$11,784

Cash dividends ($0.52 per common share)					(2,767)			(2,767)
Stock options exercised, issued from common stock		6	17	46				63
Stock options exercised, issued from treasury stock				(82)		265		183
Stock options compensation cost				415				415
Issuance of common stock		150	450	4,536		14		5,000
Purchase of treasury stock						(62)		(62)
Retirement of common stock		(2)	(5)	(64)				(69)

Balance, December 31, 2006		5,433	$16,300	38,989	25,287	(17)	(1,635)	78,924

Comprehensive income:
Net income	$11,765				11,765			11,765
Other comprehensive income – unrealized gain on investment securities available for sale, net of income tax effect of $857	1,663						1,663	1,663

Total comprehensive income	$13,428

Cash dividends ($0.52 per common share)					(2,824)			(2,824)
Stock options exercised, issued from common stock			1	(17)				(16)
Stock options exercised, issued from treasury stock						17		17
Stock options compensation cost				546				546
Purchase of treasury stock						(317)		(317)

Balance, December 31, 2007		5,434	$16,301	39,518	34,228	(317)	28	89,758

(continued)

(continued)

	Disclosure of reclassification amount
	2007	2006	2005
Unrealized holding gains (losses) arising during period, net of taxes	$1,509	765	(2,677)
Reclassification adjustment for losses (gains) included in net income	237	(214)	86
Tax effect	(83)	73	(29)

Net unrealized gains (losses) in securities	$1,663	624	(2,620)

See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2007, 2006, and 2005

	2007	2006	2005
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$11,765	11,160	9,954
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,606	1,367	1,455
Deferred income tax benefit	(825)	(885)	(618)
Provision for loan losses	3,823	2,478	1,842
Net investment securities (gains) losses	237	(213)	86
Net (accretion of discount) amortization of premium on investment securities	(151)	(368)	312
Increase in cash surrender value of bank-owned life insurance	(678)	(605)	(400)
Stock options compensation cost	546	415	—
(Gain) Loss on disposal of premises and equipment	(1,049)	(47)	7
Loss on the sale of other real estate	29	16	8
Gain on sales of loans	(5,185)	(5,154)	(5,089)
Real estate loans originated for sale	(252,114)	(265,027)	(264,727)
Proceeds from sales of real estate loans	260,853	277,470	262,447
(Increase) decrease in accrued interest receivable	(1,433)	(1,359)	(986)
(Increase) decrease in other assets	(710)	(1,283)	90
Increase in accrued interest payable and other liabilities	895	2,885	1,753

Net cash provided by operating activities	17,609	20,851	6,135

Cash flows from investing activities:
Proceeds from sales of available for sale securities	20,712	42,346	23,853
Proceeds from maturities of available for sale securities	52,200	94,487	24,282
Proceeds from maturities of held to maturity securities	1,555	805	—
Purchase of available for sale securities	(116,790)	(136,889)	(100,960)
Purchase of restricted equity securities	(619)	(874)	(969)
Proceeds from redemption of FHLB stock	495	225	225
Net increase in loans	(138,469)	(157,330)	(100,570)
Purchase of Bank-owned life insurance	—	(3,500)	—
Additions to premises and equipment	(12,783)	(5,185)	(4,403)
Proceeds from sale of other real estate	312	157	272
Proceeds from sale of premises and equipment	3,016	1,791	3

Net cash used in investing activities	(190,371)	(163,966)	(158,268)

(continued)

(continued)

	2007	2006	2005
	(Dollars in thousands)
Cash flows from financing activities:
Net increase in deposits	150,403	138,108	106,870
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	11,146	3,006	22,432
Proceeds from other borrowed funds	—	—	100
Advances from Federal Home Loan Bank	10,000	24,000	17,000
Payments of Federal Home Loan Bank advances	(11,000)	(16,000)	(5,000)
Proceeds from subordinated debentures	—	10,000	10,000
Proceeds from issuance of common stock	—	5,000	—
Principal payments on other borrowed funds	(500)	—	—
Purchase of treasury stock	(317)	(62)	—
Payment of cash dividends	(2,824)	(2,767)	(2,733)
Proceeds from stock options exercised, net of stock redeemed	1	176	3

Net cash provided by financing activities	156,909	161,462	148,672

Net increase (decrease) in cash and cash equivalents	(15,853)	18,347	(3,462)

Cash and cash equivalents at beginning of year	40,911	22,563	26,024

Cash and cash equivalents at end of year	$25,058	40,910	22,563

Supplemental disclosures of cash paid during the year for:
Interest	$40,285	29,988	17,311
Income taxes	7,394	6,265	5,046

Supplemental information on noncash investing activities:
Loans transferred to other real estate	$341	173	226

See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007, 2006, and 2005

(1)	Summary of Significant Accounting Policies

Southeastern Bank Financial Corporation and its wholly owned subsidiaries (collectively the Company), consisting of Southeastern Bank Financial Corporation (the Parent), Georgia Bank & Trust Company of Augusta, Georgia (the Bank), and Southern Bank and Trust Company of Aiken, South Carolina (the Thrift), offer a wide range of lending services, including real estate, commercial, and consumer loans to individuals and small to medium-sized businesses and professionals that are located in, or conduct a substantial portion of their business in, the Richmond, Columbia, and Clarke Counties area of Georgia, and Aiken and Greenville Counties area of South Carolina. On August 16, 2007, Georgia Bank & Trust Company organized SB&T Capital Corporation (the LPO). SB&T Capital Corporation is a loan production office located in Greenville, SC. On November 1, 2007 GB&T entered into an Operating Agreement with NMF Asset Management LLC (“NMF”) whereby GB&T became a 30% partner. NMF Corporation, LLC is a Delaware Limited Liability Corporation and provides investment advisory services. Georgia Bank and Trust Company provides all accounting services and client billings and collection of these billings for NMF Corporation, LLC. NMF reimburses the Bank for the expenses incurred for these services. Georgia Bank & Trust accounts for the NMF investment using the equity method of accounting.

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

The consolidated financial statements include the accounts of Southeastern Bank Financial Corporation and its wholly owned subsidiaries, Georgia Bank & Trust Company of Augusta, Georgia, Southern Bank and Trust Company of Aiken, South Carolina. Significant intercompany transactions and accounts are eliminated in consolidation.

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

December 31, 2007, 2006, and 2005

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties.

A substantial portion of the Company’s loans are secured by real estate in Augusta, Georgia, and the surrounding area. Accordingly, the ultimate collectability of a substantial portion of the Company’s loan portfolio is susceptible to changes in real estate market conditions in the Augusta, Georgia, and surrounding area.

(b)	Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, Federal funds sold, and short-term interest-bearing deposits in other banks. Generally, Federal funds are sold for one-day periods. Net cash flows are reported for loan and deposit transactions and for short term borrowings with an original maturity of 90 days or less.

(c)	Investment Securities

The Company classifies its investment securities into one of two categories: available for sale and held to maturity. Held to maturity securities are those debt securities for which the Company has the ability and intent to hold the security until maturity. All other securities are classified as available for sale.

Held to maturity securities are recorded at cost adjusted for the amortization or accretion of premiums or discounts. Available for sale securities are recorded at fair value. Unrealized holding gains and losses, net of related tax effects, on securities available for sale are excluded from net income and are reported within stockholders’ equity as a component of comprehensive income and accumulated other comprehensive income (loss) until realized.

A decline in the fair value of securities below their cost that are other than temporary are reflected as realized losses. In estimating other-than-temporary losses, management considers: the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuer, and the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

Premiums and discounts are amortized or accreted over the life of the related investment security as an adjustment to yield using a method which approximates the effective interest method and takes into consideration prepayment assumptions.

75	(Continued)

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007, 2006, and 2005

Dividends and interest income are recognized when earned. Realized gains and losses for investment securities available for sale which are sold are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

(d)	Loans and Allowance for Loan Losses

Loans are stated at the amount of unpaid principal outstanding less unearned loan fees, reduced by an allowance for loan losses. Interest on loans is calculated using the simple interest method. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the straight line method without anticipating prepayments. Accrual of interest is generally discontinued on loans that become past due 90 days or more. These loans are classified as nonaccrual, even though the presence of collateral or the borrower’s financial strength may be sufficient to provide for ultimate repayment. All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

76	(Continued)

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007, 2006, and 2005

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

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.

Mortgage loans held for sale are generally sold with servicing rights released. The carrying value of mortgage loans sold is reduced by the amount allocated to the servicing right. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold.

The Company originates mortgages to be held for sale only for loans that have been individually pre-approved by the investor. Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.

Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold.

The Company bears minimal interest rate risk on these loans and only holds the loans temporarily until documentation can be completed to finalize the sale to the investor.

77	(Continued)

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007, 2006, and 2005

Under SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, loan commitments that relate to the origination of mortgage loans that will be held for sale, commonly referred to as interest rate lock commitments, must be accounted for as derivatives by the issuer of the commitment. Forward sales commitments to the investor are made at the same time and have identical terms as the mortgage loan commitments to the customers. These forward sales commitments are also derivatives. Upon closing of the loan with the customer, Georgia Bank & Trust accounts for the forward sales commitments on loans held for sale as a hedge. Once a loan is closed with the customer, it is funded by the investor, generally within fifteen days. We have determined this hedge is effective because the gain that is unrealized, but embedded, upon closing the loan with the customer is highly correlated with the gain realized upon funding from the investor. Fair values of these derivatives as of December 31, 2007 and 2006 were insignificant.

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

Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed. Costs related to the development and improvement of property are capitalized. There were no carrying values of other real estate as of December 31, 2007 and 2006.

(g)	Goodwill

Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified. The Company’s goodwill is not considered impaired at December 31, 2007.

(h)	Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-based Payment, using the modified

78	(Continued)

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007, 2006, and 2005

prospective transition method. Accordingly, the Company has recorded stock-based employee compensation cost using the fair value method starting in 2006. All stock options issued are incentive stock options and therefore, no tax benefit is realized.

Prior to January 1, 2006, employee compensation expense under stock options was reported using the intrinsic value method; therefore, no stock-based compensation cost is reflected in net income for the year ending December 31, 2005 as all options granted had an exercise price equal to the market price of the underlying common stock at date of grant.

The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, for the year ending December 31, 2005.

Dollars in thousands, except per share data	2005
Net income	$9,954
Deduct: Total stock-based compensation expense determined under fair value based method, net of related tax effect	(241)

Pro forma	$9,713

Basic net income per share:
As reported	$1.89
Pro forma	1.85
Diluted net income per share:
As reported	1.86
Pro forma	1.82

(i)	Income Taxes

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

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007, 2006, and 2005

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no material affect on the Company’s consolidated financial statements.

The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other expense.

(j)	Income Per Share

Basic net income per share is net income divided by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by weighted average shares outstanding plus common share equivalents resulting from dilutive stock options, determined using the treasury stock method.

	December 31,
	2007	2006	2005
Weighted average common shares outstanding for basic earnings per common share	5,429,961	5,324,558	5,257,904
Add: Dilutive effects of assumed exercises of stock options	66,428	47,098	92,480

Weighted average number of common and common equivalent shares outstanding	5,496,389	5,371,656	5,350,384

(k)	Other Comprehensive Income (Loss)

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

80	(Continued)

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007, 2006, and 2005

(m)	Recent Accounting Pronouncements

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments (SFAS No. 155), which permits fair value remeasurement for hybrid financial instruments that contain an embedded derivative that otherwise would require bifurcation. Additionally, SFAS No. 155 clarifies the accounting guidance for beneficial interests in securitizations. Under SFAS No. 155, all beneficial interests in a securitization will require an assessment in accordance with SFAS No. 133 to determine if an embedded derivative exists within the instrument. In January 2007, the FASB issued Derivatives Implementation Group Issue B40, Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets (DIG Issue B40). DIG Issue B40 provides an exemption from the embedded derivative test of paragraph 13(b) of SFAS No. 133 for instruments that would otherwise require bifurcation if the test is met solely because of a prepayment feature included within the securitized interest and prepayment is not controlled by the security holder. SFAS No. 155 and DIG Issue B40 are effective for fiscal years beginning after September 15, 2006. The adoption of SFAS No. 155 and DIG Issue B40 did not have a material impact on the Company’s consolidated financial position or results of operations.

In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140. This Statement provides the following: 1) revised guidance on when a servicing asset and servicing liability should be recognized; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) upon initial adoption, permits a onetime reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. This standard is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006 with the effects of initial adoption being reported as a cumulative-effect adjustment to retained earnings. Servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively based on a valuation model that calculates the present value of estimated future net servicing income. The Company does not retain servicing on any loans sold and as such this standard did not have a material impact upon adoption on the Company’s consolidated financial position or results of operations.

81	(Continued)

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007, 2006, and 2005

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48), which prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial statements.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance). This issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy. This issue is effective for fiscal years beginning after December 15, 2006. The adoption of this issue did not have a material impact on the Company’s consolidated financial statements.

On January 1, 2008, the Company adopted FASB Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material to the Company’s consolidated financial statements.

82	(Continued)

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007, 2006, and 2005

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard is effective for the Company on January 1, 2008. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.

On January 1, 2008, the Company adopted FASB Emerging Issues Task Force Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. The impact of adoption was not material to the Company’s consolidated financial statements.

(n)	Bank Owned Life Insurance

The Company has purchased life insurance policies on certain key executives. Upon adoption of EITF 06-5, which is discussed further below, Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. Prior to adoption of EITF 06-5, the Company recorded owned life insurance at its cash surrender value.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance – Determining the amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance){Issue}. This Issue requires that a policy holder consider contractual terms of a life insurance policy to determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the Issue requires disclosure when there are contractual restrictions on the Company’s ability to surrender a policy. The adoption of EITF 06-5 on January 1, 2007 had no material impact on the Company’s consolidated financial condition or results of operations.

83	(Continued)

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007, 2006, and 2005

(o)	Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are reported as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the consolidated financial statements.

(p)	Reclassifications

Some items in the prior period financial statements were reclassified to conform to the current presentation.

(q)	Rounding

Dollar amounts are rounded to thousands except share and per share data.

(2)	Cash and Due From Banks

The subsidiary bank is required by the Federal Reserve Bank to maintain average daily cash balances. These required balances were $945 at December 31, 2007 and $1,985 at December 31, 2006.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007, 2006, and 2005

(3)	Investment Securities

A summary of investment securities as of December 31, 2007 and 2006 is as follows:

	2007
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(Dollars in Thousands)
Held to maturity:
Obligations of states and political subdivisions	$1,435	32		1,467

	$1,435	32		1,467

Available for sale:
Obligations of U.S. Government agencies	$96,166	951	(8)	97,108
Obligations of states and political subdivisions	15,755	96	(223)	15,628
Mortgage-backed securities	118,179	443	(1,061)	117,561
Corporate bonds	9,722	42	(342)	9,422
Trust preferred securities	5,314	31	(50)	5,295
Equity securities	250	165		415

	$245,386	1,728	(1,684)	245,429

	2006
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(Dollars in Thousands)
Held to maturity:
Obligations of states and political subdivisions	$2,971	78		3,048

	$2,971	78		3,048

Available for sale:
Obligations of U.S. Government agencies	$77,717	18	(1,164)	76,571
Obligations of states and political subdivisions	15,391	135	(65)	15,461
Mortgage-backed securities	95,910	50	(1,978)	93,982
Corporate bonds	5,987	45	(8)	6,024
Trust preferred securities	6,358	28	(41)	6,345
Equity securities	250	503		753

	$201,613	779	(3,256)	199,136

As of December 31, 2007, except for the U.S. Government agencies, there was no issuer who represented 10% or more of stockholders’ equity within the investment portfolio.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007, 2006, and 2005

The following tables show securities available for sale with unrealized losses at year-end 2007 and 2006, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	December 31, 2007
	Less than 12 months		12 months or longer		Total
	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss
	(Dollars in Thousands)
Obligations of U.S. Government agencies	$1,500	—	2,876	8	4,375	8
Obligations of states and political subdivisions	10,397	215	838	8	11,235	223
Mortgage-backed securities	16,242	111	49,352	950	65,594	1,061
Corporate bonds	5,397	342	—	—	5,397	342
Trust preferred securities	1,513	50	—	—	1,513	50

	$35,049	718	53,066	966	88,114	1,683

	December 31, 2006
	Less than 12 months		12 months or longer		Total
	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss
	(Dollars in Thousands)
Obligations of U.S. Government agencies	$28,750	236	39,819	928	68,569	1,164
Obligations of states and political subdivisions	7,935	56	866	9	8,801	65
Mortgage-backed securities	18,143	171	66,768	1,807	84,911	1,978
Corporate bonds	4,961	8	—	—	4,961	8
Trust preferred securities	—	—	2,064	41	2,064	41

	$59,789	471	109,516	2,785	169,306	3,256

At December 31, 2007, there was one obligation of U.S. government agencies, fifteen obligations of states and political subdivisions, fifteen mortgage-backed securities, and four corporate bonds and two trust preferred securities with an unrealized loss for less than 12 months. There were three obligations of U.S. government agencies, sixty-eight mortgage-backed securities, and two obligations of states and political subdivisions with an unrealized loss for longer than 12 months. The total estimated fair value of the securities with an unrealized loss at December 31, 2007 represented 98.1% of the book value. Unrealized losses on securities have not been recognized into income because the issuer(s) bonds are of high credit quality, management has the intent and ability to hold for the foreseeable future, and the decline in fair value is largely due to changes in interest rates. The fair value is expected to recover as the bonds approach maturity.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007, 2006, and 2005

The amortized cost and estimated fair value of securities held to maturity and available for sale, other than equity securities, as of December 31, 2007, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities held to maturity		Securities available for sale
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
	Dollars in Thousands
One year or less			250	250
After one year through five years	926	946	13,613	13,674
After five years through ten years	509	521	51,987	52,365
After ten years			61,106	61,163

	1,435	1,467	126,957	127,453

Mortgage-backed securities	—	—	118,179	117,561

	1,435	1,467	245,136	245,014

Proceeds from sales of securities available for sale during 2007, 2006, and 2005 were $20,712, $42,346, and $23,853, respectively. Gross realized gains of $68, $621, and $45, were realized on those sales in 2007, 2006, and 2005, respectively, and gross realized losses of $305, $408, and $131, were realized on those sales in 2007, 2006, and 2005, respectively.

Investment securities with a carrying amount of approximately $186,408 and $154,504 at December 31, 2007 and 2006, respectively, were pledged to secure public and trust deposits, and for other purposes required by law.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007, 2006, and 2005

(4)	Loans

Loans at December 31, 2007 and 2006 are summarized as follows:

	2007	2006
	Dollars in Thousands
Commercial, financial, and agricultural	$93,355	80,938
Real estate:
Construction	318,438	266,875
Residential	190,613	158,543
Commercial	236,358	198,453
Consumer installment	33,625	31,222

	872,389	736,031
Less allowance for loan losses	11,800	9,777
Less deferred loan origination fees	949	919

	$859,640	725,335

As of December 31, 2007 and 2006, the Company had nonaccrual loans aggregating $5,495 and $2,351, respectively. Interest that would have been recorded on nonaccrual loans had they been in accruing status was approximately $198 in 2007, $118 in 2006, and $204 in 2005. At December 31, 2007 and 2006, the Company had impaired loans with an outstanding balance of $14,250 and $1,534, respectively, with an allowance allocation of $291 and $252 at December 31, 2007 and 2006. The amount of impaired loans with an allowance allocation totaled $1,808 and $590 respectively at December 31, 2007 and 2006. The average balance of impaired loans was approximately $5,022, $2,223 and $2,331 for the years ended December 31, 2007, 2006, and 2005, respectively. The interest recognized on such loans in 2007, 2006, and 2005 was $598, $76, and $170 respectively and interest recognized as a cash basis was approximately the same. Loans past due 90 days or more and still accruing interest were $0 at December 31, 2007 and 2006, respectively and interest recognized as a cash basis was approximately the same.

The following is a summary of the activity in the allowance for loan losses for the years ended December 31, 2007, 2006, and 2005:

	2007	2006	2005
	Dollars in Thousands
Balance, beginning of year	$9,777	9,125	7,930
Effects of *SAB 108	—	(694)	—
Provision for loan losses	3,823	2,478	1,842
Charge-offs	(2,576)	(1,940)	(1,605)
Recoveries	776	808	958

Balance, end of year	$11,800	9,777	9,125

*	Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108).

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007, 2006, and 2005

The allowance for loan loss in 2006 was decreased $694 to remove the entire balance of the allowance for unfunded lines and commitments and standby letters of credit. The following table shows the effect of SAB 108 to prior years shown above.

ALLL Balance	2006	2005
	Dollars in Thousands
As Reported	$9,777	9,125

Excluding unfunded lines and standby letters of credit	9,777	8,431

The Company has direct and indirect loans outstanding to certain executive officers and directors, including affiliates, and principal holders of the Company’s securities.

The following is a summary of the activity in loans outstanding to executive officers and directors, including affiliates, and principal holders of the Company’s securities for the year ended December 31, 2007:

Dollars in Thousands
Balance at beginning of year	$24,752
New loans	69,381
Principal repayments	(57,839)

Balance at end of year	$36,294

The Company is also committed to extend credit to certain directors and executives of the Company, including companies in which they are principal owners, through personal lines of credit, letters of credit, and other loan commitments. As of December 31, 2007, available balances on these commitments to these persons aggregated approximately $10,624.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007, 2006, and 2005

(5)	Premises and Equipment

Premises and equipment at December 31, 2007 and 2006 are summarized as follows:

	2007	2006
	Dollars in Thousands
Land	$5,031	3,953
Buildings	26,232	20,132
Furniture and equipment	12,626	9,412

	43,889	33,497

Less accumulated depreciation	11,277	10,095

	$32,612	23,402

Depreciation expense amounted to $1,606, and $1,367, in 2007 and 2006, respectively.

(6)	Commitments

The Company is committed under various operating leases for office space and equipment. At December 31, 2007, minimum future lease payments under non-cancelable real property and equipment operating leases are as follows:

(Dollars in Thousands)
2008	$336
2009	233
2010	219
2011	152
2012	70
2013 & Beyond	156

$1,166

Rent expense for all building, equipment, and furniture rentals totaled $237, $204, and $213, for the years ended December 31, 2007, 2006, and 2005, respectively.

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

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007, 2006, and 2005

Unfunded commitments to extend credit where contract amounts represent potential credit risk totaled $208 and $202, at December 31, 2007 and 2006, respectively. These commitments are primarily at variable interest rates. Fixed Rate commitments totaled $14,573 and $11,740 at December 31, 2007 and 2006, respectively. The rates on these commitments ranged from 6.38% to 16.0% at December 31, 2007, and 4.5% to 16.0% at December 31, 2006. Maturity dates ranged from 1/8/2008 to 12/19/2017, at December 31, 2007, and 1/6/2007 to 4/4/2016 at December 31, 2006.

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

(7)	Deposits

At December 31, 2007, scheduled maturities of certificates of deposit are as follows:

Dollars in Thousands
2008	$312,150
2009	35,568
2010	1,861
2011	1,814
2012	3,975
Thereafter

Total	$355,368

Brokered Deposits as of December 31, 2007 totaled $78,482.

(8)	Borrowings

Securities Sold Under Repurchase Agreements

The securities sold under repurchase agreements are collateralized by obligations of the U.S. Government or its corporations and agencies, state and municipal securities, corporate bonds, or mortgage-backed securities. The aggregate carrying value of such agreements for

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007, 2006, and 2005

corporate customers at December 31, 2007 and 2006 were $16,720 and $10,492, respectively. At December 31, 2007, public funds agreements for deposit accounts and securities sold under repurchase agreements for public funds customers were maintained by the Georgia Bankers Association pooled pledging program. The total carrying value of investments in the pooled pledging program at December 31, 2007 and 2006 was $169,688 and $154,504, respectively. The repurchase agreements at December 31, 2007 mature on demand. Outstanding Federal Funds purchased totaled $17,537 and $0 as of December 31, 2007 and December 31, 2006 respectively. The following table summarizes pertinent data related to the securities sold under the agreements to repurchase as of and for the years ended December 31, 2007, 2006, and 2005.

	2007	2006	2005
	Dollars in Thousands
Securities Sold Under Repurchase Agreements
Weighted average borrowing rate at year-end	4.38%	5.24%	3.93%

Weighted average borrowing rate during the year	5.03%	4.92%	3.04%

Average daily balance during the year	$64,501	60,614	55,168

Maximum month-end balance during the year	74,525	74,772	72,462

Balance at year-end	$63,628	70,020	67,013

Federal Funds Purchased	17,537	—	—

	$81,165	70,020	67,013

Advances from Federal Home Loan Bank

The Company has an available line of credit from the Federal Home Loan Bank of Atlanta (FHLB) in an amount not to exceed 10% of total assets. The line of credit is reviewed annually by the FHLB. The following advances were outstanding under this line at December 31, 2007 and 2006.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007, 2006, and 2005

	2007	Rate	2006	Rate
	Dollars in Thousands
Due May 18, 2007 prime rate floater	$—		$5,000	5.440%
Due March 22, 2010	7,000	6.180%	7,000	6.180%
Due March 30, 2010	5,000	6.020%	5,000	6.020%
Due September 29, 2010	5,000	5.820%	5,000	5.820%
Due October 18, 2010	7,000	5.460%	7,000	5.460%
Due May 2, 2011	6,000	4.800%	6,000	4.800%
Due July 23, 2012 convertible flipper	—		6,000	4.850%
Due January 27, 2019 convertible flipper	5,000	4.355%	$5,000	4.850%
Due April 22, 2019 convertible flipper	8,000	4.680%	$8,000	4.874%
Due May 22, 2019 flipper	6,000	4.515%	$6,000	4.871%
Due July 26, 2017	10,000	4.406%

	$59,000		$60,000

Total weighted average rate	5.08%		5.30%

The FHLB has the option to convert the fixed-rate advances and convertible advances to three-month, LIBOR-based floating-rate advances at various dates throughout the terms of the advances.

The convertible flipper advance maturing on July 23, 2012, was called on July 23, 2007. The convertible flipper advance maturing on January 27, 2019, is indexed to the one-month LIBOR-based floating rate minus 50 basis points for the first three years and then converts to a fixed rate of 4.10% for the last ten years. The convertible flipper advance maturing on April 22, 2019, is indexed to the three-month LIBOR-based floating rate minus 50 basis points for the first three years and then converts to a fixed rate of 4.75% for the last ten years. The flipper advance maturing on May 22, 2019, is indexed to the three-month LIBOR-based floating rate minus 50 basis points. The convertible advance maturing on July 26, 2017 with a rate of 4.406% can be converted from a fixed rate to an adjustable rate on July 26, 2008 or any interest payment date thereafter.

At December 31, 2007, the Company has pledged, under a blanket floating lien, eligible first mortgage loans with unpaid balances which, when discounted at approximately 80% of such unpaid principal balances, total $67,416. The Company has also pledged for this lien eligible commercial real estate loans with unpaid balances which, when discounted at approximately 50% of such unpaid principal balances, total $9,784.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007, 2006, and 2005

Other Borrowed Funds

Other borrowed funds consist of a treasury, tax, and loan account with the Federal Reserve Bank at December 31, 2007 with a balance of $500 and at December 31, 2006 with a balance of $1,000.

(9)	Subordinated Debentures

In December 2005 the Company issued $10.0 million of unsecured subordinated debentures, which bear interest at three-month LIBOR plus 1.40%, adjusted quarterly, to Southeastern Bank Financial Statutory Trust I. The Company used these funds to capitalize a new federally chartered thrift subsidiary, Southern Bank and Trust. Southeastern Bank Financial Statutory Trust I is a wholly owned subsidiary of the Company which is not consolidated in these financial statements pursuant to FIN 46R. Southeastern Bank Financial Statutory Trust I acquired these debentures using the proceeds of its offerings of $10.0 million of Trust Preferred Securities to outside investors. The Trust Preferred Securities qualify as Tier 1 capital under Federal Reserve Board guidelines and accrue and pay distributions quarterly at a variable per annum rate of interest, reset quarterly, equal to LIBOR plus 1.40% of the stated liquidation amount of $1 thousand dollars per Capital Security. The Company has entered into contractual arrangements which constitute a full, irrevocable and unconditional guarantee on a subordinated basis by the Company of the obligations of Southeastern Bank Financial Statutory Trust I under the Trust Preferred Securities.

The Trust Preferred Securities are mandatorily redeemable upon maturity of the debentures on December 15, 2035, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by Southeastern Bank Financial Statutory Trust I in whole or in part, on or after December 15, 2010 and in whole or in part at any time within 90 days following the occurrence of a Tax Event, an Investment Company Event or a Capital Treatment Event. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be 100% of their principal amount plus accrued but unpaid interest. Prior to December 15, 2007, the redemption of any debenture following a Tax Event, an Investment Company Event or a Capital Treatment Event, will be an amount in cash equal to 103.140% of the principal amount of the debentures. Thereafter, an amount equal in cash to the percentage of the principal amount of the debentures plus unpaid interest will be redeemed as specified below.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007, 2006, and 2005

Special Redemption During the 12-Month Period Beginning December 15	Percentage of Principal Amount
2007	102.355%
2008	101.570%
2009	100.785%
2010 and thereafter	100.000%

In March 2006 the Company issued $10.0 million of unsecured subordinated debentures, which bear interest at three-month LIBOR plus 1.40%, adjusted quarterly, to Southeastern Bank Financial Trust II. The Company used $5.0 million of the proceeds to contribute additional capital to Southern Bank & Trust on June 28, 2007. The remaining $5.0 million has been used for general corporate purposes. Southeastern Bank Financial Trust II is a wholly owned subsidiary of the Company which is not consolidated in these financial statements pursuant to FIN 46R. Southeastern Bank Financial Statutory Trust I acquired these debentures using the proceeds of its offerings of $10.0 million of Trust Preferred Securities to outside investors. The Trust Preferred Securities qualify as Tier 1 capital under Federal Reserve Board guidelines and accrue and pay distributions quarterly at a variable per annum rate of interest, reset quarterly, equal to LIBOR plus 1.40% of the stated liquidation amount of $1 thousand dollars per Capital Security. The Company has entered into contractual arrangements which constitute a full, irrevocable and unconditional guarantee on a subordinated basis by the Company of the obligations of Southeastern Bank Financial Trust II under the Trust Preferred Securities.

The Trust Preferred Securities are mandatorily redeemable upon maturity of the debentures on June 15, 2036, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by Southeastern Bank Financial Trust II in whole or in part, on or after June 15, 2011 and in whole or in part at any time within 90 days following the occurrence of a Tax Event, an Investment Company Event or a Capital Treatment Event. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be 100% of their principal amount plus accrued but unpaid interest. Prior to June 15, 2008, the redemption of any debenture following a Tax Event, an Investment Company Event or a Capital Treatment Event, will be an amount in cash equal to 103.140% of the principal amount of the debentures. Thereafter, an amount equal in cash to the percentage of the principal amount of the debentures plus unpaid interest will be redeemed as specified below.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007, 2006, and 2005

Special Redemption During the 12-Month Period Beginning June 15	Percentage of Principal Amount
2008	102.355%
2009	101.570%
2010	100.785%
2011 and thereafter	100.000%

(10)	Income Taxes

Income tax expense for the years ended December 31, 2007, 2006, and 2005 consists of the following:

	2007	2006	2005
	Dollars in Thousands
Current tax expense:
Federal	$6,543	5,966	4,965
State	603	592	607

Total current	7,146	6,558	5,572

Deferred tax benefit
Federal	(681)	(770)	(528)
State	(144)	(115)	(89)

Total deferred	(825)	(885)	(617)

Total income tax expense	$6,321	5,673	4,955

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007, 2006, and 2005

Income tax expense differed from the amount computed by applying the statutory Federal corporate tax rate of 35% in 2007, 2006 and 2005 to income before income taxes as follows:

	Years ended December 31
	2007	2006	2005
	Dollars in Thousands
Computed “expected” tax expense	$6,330	5,892	5,218
Increase (decrease) resulting from:
Tax-exempt interest income	(368)	(479)	(369)
Nondeductible interest expense	53	69	46
State income tax, net of Federal tax effect	298	310	340
Earnings on cash surrender value of life insurance	(237)	(210)	(137)
Nondeductible stock compensation expense	191	144
Meals, entertainment, and club dues	51	48	40
Impact of graduated rate		(49)	(96)
Other, net	3	(52)	(88)

	$6,321	5,673	4,955

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2007 and 2006 are presented below:

	2007	2006
	Dollars in Thousands
Deferred tax assets:
Allowance for loan losses	$4,518	3,973
Deferred compensation	1,356	1,218
Other	578	216
Unrealized loss on investment securities available for sale	—	842

Total deferred tax assets	6,452	6,250

Deferred tax liabilities:
Depreciation	(565)	(478)
Prepaid assets and other	(446)	(314)
Unrealized gain on investment securities available for sale	(15)	—

Total deferred tax liabilities	(1,026)	(792)

Net deferred tax asset	$5,426	5,459

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007, 2006, and 2005

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

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of Georgia. The Company is no longer subject to examination by federal and state taxing authorities for years before 2004.

The amount of the accrued income tax liability for uncertainties related to tax benefits was not material to the Company’s consolidated balance sheets as of December 31, 2007 or 2006. Additionally, the total amount of interest and penalties recorded in the consolidated statements of income for the year ended December 31, 2007, 2006 and 2005 was not material.

(11)	Related Party Transactions

Deposits include accounts with certain directors and executives of the Company, including affiliates, and principal holders of the Company’s securities. As of December 31, 2007 and 2006, these deposits totaled approximately $37,000, and $26,000, respectively. See note 4 for discussion of related party loans.

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

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007, 2006, and 2005

Quantitative measures established by regulation to ensure capital adequacy require minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2007, that the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 2007, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. Management is not aware of the existence of any conditions or events occurring subsequent to December 31, 2007 which would affect the Bank’s well capitalized classification.

Actual capital amounts and ratios for the Company are presented in the table below as of December 31, 2007 and 2006, on a consolidated basis and for the Bank and Thrift individually :

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	Dollars in Thousands
Southeastern Bank Financial Corporation and subsidiaries consolidated:
As of December 31, 2007:
Total Capital (to risk-weighted assets)	$121,463	12.61%	$77,062	8.00%	N/A	N/A
Tier I Capital—risk-based (to risk-weighted assets)	109,589	11.38%	38,531	4.00%	N/A	N/A
Tier I Capital—leverage (to average assets)	109,589	9.07%	48,307	4.00%	N/A	N/A
As of December 31, 2006:
Total Capital (to risk-weighted assets)	110,422	13.29%	66,445	8.00%	N/A	N/A
Tier I Capital—risk-based (to risk-weighted assets)	100,419	12.09%	33,222	4.00%	N/A	N/A
Tier I Capital—leverage (to average assets)	100,419	9.78%	41,065	4.00%	N/A	N/A

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007, 2006, and 2005

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	Dollars in Thousands
Georgia Bank & Trust Company:
As of December 31, 2007:
Total Capital (to risk-weighted assets)	$98,790	11.24%	$70,308	8.00%	$87,885	10.00%
Tier I Capital—risk-based (to risk-weighted assets)	88,095	10.02%	35,154	4.00%	52,731	6.00%
Tier I Capital—leverage (to average assets)	88,095	7.88%	50,313	4.50%	55,904	5.00%
As of December 31, 2006:
Total Capital (to risk-weighted assets)	84,173	10.64%	63,298	8.00%	79,123	10.00%
Tier I Capital—risk-based (to risk-weighted assets)	74,741	9.45%	31,649	4.00%	47,474	6.00%
Tier I Capital—leverage (to average assets)	74,741	7.57%	44,401	4.50%	49,334	5.00%

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	Dollars in Thousands
Southern Bank & Trust:
As of December 31, 2007:
Total Capital (to risk-weighted assets)	$15,117	18.62%	$6,495	8.00%	$8,119	10.00%
Tier I Capital—risk-based (to risk-weighted assets)	14,101	17.37%	3,248	4.00%	4,871	6.00%
Tier I Capital—leverage (to average assets)	14,101	16.64%	3,389	4.00%	4,236	5.00%
As of December 31, 2006:
Total Capital (to risk-weighted assets)	9,783	30.23%	2,589	8.00%	3,237	10.00%
Tier I Capital—risk-based (to risk-weighted assets)	9,438	29.16%	1,295	4.00%	1,942	6.00%
Tier I Capital—leverage (to average assets)	9,438	32.98%	1,145	4.00%	1,431	5.00%

In addition to the capital requirements disclosed in the preceding table, the FDIC requires that the Tier 1 capital to assets leverage ratio for Southern Bank & Trust be maintained at not less than 8% throughout the first three years of operation.

Southeastern Bank Financial Corporation and Georgia Bank and Trust Company are regulated by the Department of Banking and Finance of the State of Georgia (DBF). The DBF requires that state banks in Georgia generally maintain a minimum ratio of Tier 1 capital to total assets of four and one-half percent (4.5%) for banks and four percent (4%) for holding companies. These ratios are shown in the preceding tables as Tier 1 Capital – leverage (to average assets). The Company’s ratio at 9.08% and the Bank’s ratio at 7.88% exceed the minimum required.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007, 2006, and 2005

The DBF requires its prior approval for a bank to pay dividends in excess of 50% of the preceding year’s earnings. Based on this limitation, the amount of cash dividends available from the Bank for payment in 2008 is approximately $6,514, subject to maintenance of the minimum capital requirements.

The Office of Thrift Supervision (OTS) requires a three year business plan to be filed for all new thrifts. Southern Bank and Trust’s business plan does not provide for capital distributions for any of the three years. As a result, prior approval would be required from the OTS before any distributions are made.

(13)	Employee Benefit Plans

The Company has an employee savings plan (the Plan) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. The Company has the option to make discretionary payments to the Plan. For the years ended December 31, 2007, 2006, and 2005, the Company contributed $699, $567, and $523, respectively, to the Plan, which is 5% of the annual salary of all eligible employees for 2007, 2006, and 2005.

In 1997, the Company established a nonqualified Long-Term Incentive Plan designed to motivate and sustain high levels of individual performance and align the interests of key officers with those of shareholders by rewarding capital appreciation and earnings growth. Stock appreciation rights may be awarded annually to those key officers whose performance during the year has made a significant contribution to the Company’s growth. Such stock appreciation rights are granted at a strike price equal to the trading price of the Company’s stock at date of grant, and are earned over a five-year appreciation period. Officers vest in such rights over a 10-year period. The Company recognized expense of $57, $127, and $146, during 2007, 2006, and 2005, respectively, related to this plan. The total amount accrued at December 31, 2007 and 2006 was $57 and $127, respectively.

The Company also has salary continuation agreements in place with certain key officers. Such agreements are structured with differing benefits based on the participants overall position and responsibility. These agreements provide the participants with a supplemental income upon retirement at age 65, additional incentive to remain with the Company in order to receive these deferred retirement benefits and a compensation package that is competitive in the market. These agreements vest over a ten year period, require a minimum number of years service, and contain change of control provisions. All benefits would cease in the event of termination for cause, and if the participant’s employment were to end due to disability, voluntary termination or termination without cause, the participant would be entitled to receive certain reduced benefits based on vesting and other conditions. The estimated cost of an annuity to pay this obligation is being accrued over the vesting

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007, 2006, and 2005

period for each officer. The Company recognized expense of $758, $676, and $526, during 2007, 2006, and 2005, respectively, related to these agreements. The total amount accrued at December 31, 2007 and 2006 was $3,541 and $2,855, respectively.

(14)	Stock Option Plan

During 2000, the Company adopted the 2000 Long-Term Incentive Plan (the 2000 Plan) which allows for stock option awards for up to 253,000 shares of the Company’s common stock to employees, officers, and directors of the Company. The Company believes that such awards better align the interests of its employees with those of its shareholders. Under the provisions of the 2000 Plan, the option price is determined by a committee of the board of directors at the time of grant and may not be less than 100% of the fair value of the common stock on the date of the grant of such option. Generally, when granted, these options vest over a five-year period. However, there were 10,000 options granted in 2005, that vest based on specific loan growth performance targets. All options must be exercised within a ten-year period. As of December 31, 2007, all options under this plan had been issued.

During 2006, the Company adopted the 2006 Long-Term Incentive Plan (the 2006 Plan), approved by shareholders at the annual meeting, which allows for stock options awards for up to 250,000 shares of the Company’s common stock to key employees, officers, directors and independent contractors providing material services to the Company. The purpose of the Plan is to enhance stockholder investment by attracting, retaining and motivating key employees, officers, directors and independent contractors of the Company, and to encourage stock ownership by such persons by providing them with a means to acquire a proprietary interest in the Company’s success, and to align the interests of management with those of stockholders. Under the provisions of the 2006 Plan, the option price is determined by a committee of the board of directors at the time of grant and may not be less than 100% of the fair value of the common stock on the date of the grant of such option. Notwithstanding the foregoing, in the case of an Incentive Stock Option granted to a Participant who is a Ten Percent or more Stockholder, the Option Price shall not be less than one hundred and ten percent (110%) of the Fair Market Value of the Common Stock on the Date of Grant. Generally, when granted, these options vest over a five-year period. All options must be exercised within a ten year period from the date of the grant; however, options issued to a ten percent or more stockholder must be exercised within a five year period from its date of grant. As of December 31, 2007 and 2006, options granted under this Plan were 72,334 and 44,834, respectively. As of December 31, 2007, 177,666 shares remain available for future grants under this Plan.

The Company periodically purchases treasury stock and uses it for stock option exercises, when available. If treasury stock is not available, additional stock is issued. The Company repurchased 8,432 and 1,599 shares during 2007 and 2006 respectively.

Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-based Payment, which requires the Company to compute the fair value of options at the date of grant and to

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007, 2006, and 2005

recognize such costs as compensation expense ratably over the vesting period of the options. For the year ended December 31, 2007 and 2006, the Company recognized $546 and $415, respectively, as compensation expense resulting from all stock options. This expense includes $138 for 2006 related to the accelerated stock option vesting period for two key employees.

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

The fair value of all options granted was determined using the following weighted average assumptions as of grant date.

	2007	2006	2005
Options granted	27,500	57,500	51,500
Risk-free interest rate	4.74%	5.01%	4.25%
Dividend yield	2.00%	2.00%	2.00%
Expected life at date of grant	7.86 years	7.92 years	8.54 years
Volatility	17.50%	17.38%	19.22%

A summary of activity for stock options with a specified vesting period follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding—December 31, 2006	250,285	$26.64

Granted in 2007	27,500	38.82

Options exercised in 2007	(1,200)	15.05

Options Outstanding—December 31, 2007	276,585	$27.90	6.45	1,509

Fully vested or expected to vest	276,585	$27.90	6.45	1,509

Exercisable at December 31, 2007	159,605	$21.75	5.39	1,915

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007, 2006, and 2005

Information related to the stock options that vest over a specified period follows:

	2007	2006	2005
	(dollars in thousands, except per share data)
Intrinsic value of options exercised	$27	$653	$511
Intrinsic value of options lapsed			66
Cash received from option exercises	1	176	3
Fair market value of stock received from option exercises	17	69	287
Weighted average grant-date fair value	15.12	16.23	12.64

All stock options issued are incentive stock options and therefore, no tax benefit is realized.

As of December 31, 2007 and 2006, there was $888 and $1,200, respectively, of total unrecognized compensation cost related to nonvested options that vest over a five year period. That cost is expected to be recognized over a weighted average period of 4.0 years.

The following table provides information for stock options that vest based on specific loan growth performance targets.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding—December 31, 2006	10,000	$34.30

Granted in 2007	—	—

Options exercised in 2007	—	—

Options Outstanding—December 31, 2007	10,000	$34.30	7.5	$5

Exercisable at December 31, 2007	4,000	$34.30	7.5	$2

As of December 31, 2007 and 2006, there was $46 and $53, respectively, of total unrecognized compensation cost related to nonvested options granted based on performance. That cost is expected to be recognized over a weighted average period of 2.8 years.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007, 2006, and 2005

(15)	Other Operating Expenses

Components of other operating expenses exceeding 1% of total revenues include the following for the years ended December 31, 2007, 2006, and 2005:

	2007	2006	2005
	(Dollars in Thousands)
Marketing and business development	$1,586	$1,405	$1,119
Processing expense	1,750	1,480	1,073
Legal and professional fees	1,508	1,370	1,094
Data processing expense	943	667	532
Loan costs	460	442	396
Office supplies expense	704	660	508
Other expense	2,758	2,256	2,028

Total other operating expense	$9,708	$8,279	$6,750

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007, 2006, and 2005

(16)	Fair Value of Financial Instruments

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

December 31, 2007, 2006, and 2005

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

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007, 2006, and 2005

(i)	Commitments

The difference between the carrying values and fair values of commitments to extend credit are not significant and are not disclosed.

The carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2007 and 2006 are as follows:

	December 31
	2007		2006
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$25,058	25,058	40,911	40,911
Investment securities	246,864	246,896	202,107	202,184
Loans, net	870,943	868,603	740,192	736,230
Financial liabilities:
Deposits	952,166	952,537	801,763	801,316
Federal funds purchased and securities sold under repurchase agreements	81,165	81,165	70,020	70,020
Other borrowed funds	500	500	1,000	1,000
Advances from FHLB	59,000	56,777	60,000	59,246
Subordinated debentures	20,000	20,000	20,000	20,000

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007, 2006, and 2005

(17)	Condensed Financial Statements of Southeastern Bank Financial Corporation (Parent Only)

The following represents Parent Company only condensed financial information of Southeastern Bank Financial Corporation:

Condensed Balance Sheets

	December 31
	2007	2006
	(Dollars in Thousands)
Assets
Cash and due from banks	$1,519	5,104
Investment securities available for sale	3,430	10,689
Investment in banking subsidiaries	102,247	82,359
Premises and equipment, net	2,519	864
Accrued interest receivable	40	7
Deferred tax asset, net	—	—
Other assets	130	135

	$109,885	99,158

Liabilities and Stockholders’ Equity
Liabilities:
Accrued interest and other liabilities	$127	234
Subordinated debentures	20,000	20,000

Total liabilities	20,127	20,234

Stockholders’ equity	89,758	78,924

	$109,885	99,158

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007, 2006, and 2005

Condensed Statements of Income

	Years ended December 31
	2007	2006	2005
	(Dollars in Thousands)
Income:
Dividend income	$43	535	3,500
Interest income on investment securities	294	688	30
Investment securities gains, net	23	526	—
Miscellaneous income	102	107	110

	462	1,856	3,640

Expense:
Interest expense	1,435	1,247	—
Salaries and other personnel expense	24	138	—
Occupancy expense	52	55	45
Other operating expense	166	375	188

	1,677	1,815	233

(Loss) / income before equity in undistributed earnings of subsidiaries	(1,215)	41	3,407

Equity in undistributed earnings of subsidiaries	12,494	10,995	6,547

Income tax benefit	(486)	(124)	—

Net income	$11,765	$11,160	9,954

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007, 2006, and 2005

Condensed Statements of Cash Flows

	Year Ended December 31
	2007	2006	2005
	(Dollars in Thousands)
Cash flows from operating activities:
Net income	$11,765	$11,160	$9,954
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation	45	45	45
Equity in undistributed earnings of subsidiaries	(12,494)	(10,995)	(6,547)
Investment securities gains, net	(23)	(526)	—
Stock options compensation cost	24	137	—
Loss on disposal of premises and equipment	—	47	—
Accretion on investment securities	(113)	(453)	(30)
Increase in accrued interest receivable	(33)	(7)	—
(Decrease) / increase in accrued interest payable and other liabilities	(3)	66	—
Decrease / (increase) in other assets	5	(135)	—

Net cash (used in) provided by operating activities	(827)	(661)	3,422

Cash flows from investing activities:
Proceeds from sales and maturities of investment securities	18,023	65,776	—
Purchase of investment securities	(10,941)	(64,611)	(9,852)
Investment in subsidiary	(5,000)	(10,002)	—
Additions to premises and equipment	(1,700)	(434)	(1,481)
Proceeds from sale of premises and equipment	—	1,950	—

Net cash provided by (used in) investing activities	382	(7,321)	(11,333)

Cash flows from financing activities:
Proceeds from subordinated debentures	—	10,000	10,000
Proceeds from issuance of common stock	—	5,000	—
Purchase of treasury stock	(317)	(62)	—
Payment of cash dividends	(2,824)	(2,767)	(2,733)
Proceeds from stock options exercised, net of stock redeemed	1	176	3

Net cash (used in) provided by financing activities	(3,140)	12,347	7,270

Net (decrease) increase in cash and cash equivalents	(3,585)	4,365	(641)
Cash and cash equivalents at beginning of year	5,104	739	1,380

Cash and cash equivalents at end of year	$1,519	$5,104	$739

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007, 2006, and 2005

(18)	Quarterly Financial Data (Unaudited)

The supplemental quarterly financial data for the years ended December 31, 2007 and 2006 is summarized as follows:

	Quarters ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
	(Dollars in Thousands)
Interest income	$18,488	19,643	20,381	20,669
Interest expense	9,434	10,157	10,645	10,696
Net interest income	9,054	9,486	9,736	9,973
Provision for loan losses	576	1,030	1,001	1,216
Noninterest income	3,592	3,773	4,746	4,057
Noninterest expense	7,771	7,583	8,308	8,846
Net income	2,760	2,971	3,356	2,678
Net income per share—basic	0.51	0.55	0.62	0.49
Net income per share—diluted	0.50	0.54	0.61	0.49

	Quarters ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
	(Dollars in Thousands)
Interest income	$14,427	15,770	17,115	18,314
Interest expense	6,450	7,330	8,403	9,240
Net interest income	7,977	8,440	8,712	9,074
Provision for loan losses	504	456	667	851
Noninterest income	3,258	3,895	3,458	3,429
Noninterest expense	7,169	7,320	7,234	7,209
Net income	2,460	2,927	2,925	2,848
Net income per share—basic	0.47	0.55	0.55	0.52
Net income per share—diluted	0.46	0.55	0.55	0.52

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

As of the end of the period covered by this report, our management, including our Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s periodic filings with the Securities and Exchange Commission. During the fourth quarter of 2007, there were no significant changes in the Company’s internal controls that materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting

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

Management has assessed the effectiveness of the Southeastern Bank Financial Corporation’s internal control over financial reporting as of December 31, 2007. In making our assessment, management has utilized the framework published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission “Internal Control-Integrated Framework”. Based on our assessment, management has concluded that, as of December 31, 2007, internal control over financial reporting was effective.

/s/ R. Daniel Blanton
Chief Executive Officer
(principal executive officer)

/s/ Ronald L. Thigpen
Chief Operating Officer

/s/ Darrell R. Rains
Chief Financial Officer
(principal financial officer)

Date: March 14, 2008

Report of Independent Registered Public Accounting Firm on Internal Control

Over Financial Reporting

We have audited Southeastern Bank Financial Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Southeastern Bank Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, including in Item 9.A. of the Company’s Annual Report on Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Southeastern Bank Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Southeastern Bank Financial Corporation and Subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 14, 2008 expressed an unqualified opinion of those consolidated financial statements.

/s/ Crowe Chizek and Company LLC

Brentwood, Tennessee

March 14, 2008

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance

The Company has adopted a Code of Ethics applicable to its senior financial officers. A copy is available, without charge, upon telephonic or written request addressed to Ron Thigpen, Executive Vice President, Chief Operating Officer and Assistant Corporate Secretary, Southeastern Bank Financial Corporation, 3530 Wheeler Road, Augusta, Georgia 30909, telephone (706) 738-6990. The Code of Ethics is also incorporated by reference as an exhibit to this Annual Report on Form 10-K. The remaining information in response to this item is incorporated by reference to the Company’s definitive Proxy Statement for use in connection with the 2008 annual meeting of shareholders (which definitive Proxy Statement shall be filed with the commission not later than April 29, 2008).

Item 11.	Executive Compensation

The remaining information in response to this item is incorporated by reference to the Company’s definitive Proxy Statement for use in connection with the 2008 annual meeting of shareholders (which definitive Proxy Statement shall be filed with the commission not later than April 29, 2008).

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information regarding compensation plans under which equity securities of the Company are authorized for issuance. All data is presented as of December 31, 2007.

Equity Compensation Plan Table
	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	276,585	$27.90	177,666
Equity compensation plans not approved by security holders	0	0	0
Total	276,585	$27.90	177,666

Additional information in response to this item is incorporated by reference to the Company’s definitive Proxy Statement for use in connection with the 2008 annual meeting of shareholders (which definitive Proxy Statement shall be filed with the commission not later than April 29, 2008).

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information in response to this item is incorporated by reference to the Company’s definitive Proxy Statement for use in connection with the 2008 annual meeting of shareholders (which definitive Proxy Statement shall be filed with the commission not later than April 29, 2008).

Item 14.	Principal Accountant Fees and Services

Information in response to this item is incorporated by reference to the Company’s definitive Proxy Statement for use in connection with the 2008 annual meeting of shareholders (which definitive Proxy Statement shall be filed with the Commission not later than April 29, 2008).

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	See Item 8 for a list of the financial statements as filed as a part of this report.

(2)	No financial statement schedules are applicable as the required information is included in the financial statements in Item 8.

(3)	The following exhibits are filed as part of this report. Documents incorporated by reference have been filed with the Securities and Exchange Commission. The Company’s Commission file number is: 0-24172. See “Item 1—Description of Business – General” for additional information regarding the Company’s filings with the Commission.

Exhibit No. and Document

3.1	Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

3.2	Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.)

4.1	Indenture dated December 5, 2005 between the Company and U.S. Bank National Association (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 8, 2005.)

4.2	Indenture dated March 31, 2006 between the Company and La Salle Bank National Association (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 6, 2006.)

10.1	Key Officer Compensation Agreement dated January 1, 2000 between the Bank & R. Daniel Blanton (Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)*

10.2	First Amendment dated October 15, 2003 to Key Officer Compensation Agreement dated January 1, 2000 between the Bank and R. Daniel Blanton. (Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)*

10.3	Key Officer Compensation Agreement dated January 1, 2000 between the Bank & Ronald L. Thigpen (Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)*

10.4	First Amendment dated October 15, 2003 to Key Officer Compensation Agreement dated January 1, 2000 between the Bank and Ronald L. Thigpen. (Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)*

10.5	2006 Long-term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)*

10.6	Form of incentive stock option agreement under the 2006 Long-term Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)*

10.7	Form of non-qualified stock option agreement under the 2006 Long-term Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)*

10.8	2000 Long Term Incentive Plan (Incorporated by reference to Appendix A to the Company’s definitive Proxy Statement, filed on March 29, 2001)*

10.9	Form of option agreement under 2000 Long Term Incentive Plan. (Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.)*

10.10	1997 Long-term Incentive Plan. (Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.)*

10.11	Form of stock appreciation rights agreement under 1997 Long-term Incentive Plan. (Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.)*

10.12	Non-Qualified Defined Benefit Plan dated October 1, 2000. (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.)*

10.13	Salary Continuation Agreement dated October 1, 2000 between the Company, the Bank and R. Daniel Blanton. (Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.)*

10.14	First Amendment dated as of October 15, 2003 to Salary Continuation Agreement dated October 1, 2000 between the Company, the Bank and R. Daniel Blanton. (Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)*

10.15	Salary Continuation Agreement dated October 1, 2000 between the Company, the Bank and Ronald L. Thigpen. (Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.)*

10.16	First amendment dated as of October 15, 2003 to Salary Continuation Agreement dated October 1, 2000 between the Company, the Bank and Ronald L. Thigpen. (Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)*

10.17	Salary continuation agreement dated October 15, 2003 between the Company, the Bank and R. Daniel Blanton. (Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.)*

10.18	Salary continuation agreement dated October 15, 2003 between the Company, the Bank and Ronald L. Thigpen. (Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.)*

10.19	Executive Salary Continuation and Participation Agreement dated October 1, 2005 between the Bank and Darrell R. Rains. (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)*

10.21	Employment Agreement dated April 30, 2007 between the Bank and Darrell R. Rains. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 4, 2007.)*

10.22	Executive Salary Continuation and Participation Agreement dated January 1, 2007 between the Bank and R. Daniel Blanton. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 4, 2007.)*

10.23	Executive Salary Continuation and Participation Agreement dated January 1, 2007 between the Bank and Ronald L. Thigpen. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 4, 2007.)*

10.24	Southeastern Bank Financial Corporation Director Stock Purchase Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 27, 2007).

14.1	Code of Ethics (Incorporated by reference to Exhibit 14.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003)

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification by the Chief Executive Officer (principal executive officer)

31.2	Certification by the Chief Financial Officer (principal financial officer)

32.1	Certification by the Chief Executive Officer and Chief Financial Officer

*	Denotes a management compensatory agreement or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHEASTERN BANK FINANCIAL CORPORATION

By:	/s/ Robert W. Pollard, Jr.
Robert W. Pollard, Jr.
Chairman of the Board

March 14, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

March 14, 2008

SIGNATURE	TITLE

/s/ Robert W. Pollard, Jr.	Chairman of the Board and Director
Robert W. Pollard, Jr.

/s/ Edward G. Meybohm	Vice Chairman of the Board and Director
Edward G. Meybohm

/s/ R. Daniel Blanton	President, Chief Executive Officer and Director
Daniel Blanton	(Principal Executive Officer)

/s/ Ronald L. Thigpen	Executive Vice President,
Ronald L. Thigpen	Chief Operating Officer and Director

/s/ Darrell R. Rains	Group Vice President and Chief Financial Officer
Darrell R. Rains	(Principal Financial Officer)

/s/ William J. Badger	Director
William J. Badger

/s/ Warren A. Daniel	Director
Warren A. Daniel

/s/ Randolph R. Smith, M.D.	Director
Randolph R. Smith, M.D.

/s/ John W. Trulock, Jr.	Director
John W. Trulock, Jr.

EXHIBIT INDEX

Page

(a) Exhibits

3.1	Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

3.2	Bylaws of the Company (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.)

4.1	Indenture dated December 5, 2005 between the Company and U.S. Bank National Association (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 8, 2005.)

4.2	Indenture dated March 31, 2006 between the Company and La Salle Bank National Association (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 6, 2006.)

10.1	Key Officer Compensation Agreement dated January 1, 2000 between the Bank & R. Daniel Blanton (Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)*

10.2	First Amendment dated October 15, 2003 to Key Officer Compensation Agreement dated January 1, 2000 between the Bank and R. Daniel Blanton. (Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)*

10.3	Key Officer Compensation Agreement dated January 1, 2000 between the Bank & Ronald L. Thigpen (Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)*

10.4	First Amendment dated October 15, 2003 to Key Officer Compensation Agreement dated January 1, 2000 between the Bank and Ronald L. Thigpen. (Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)*

10.5	2006 Long-term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)*

10.6	Form of incentive stock option agreement under the 2006 Long-term Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)*

10.7	Form of non-qualified stock option agreement under the 2006 Long-term Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)*

10.8	2000 Long Term Incentive Plan (Incorporated by reference to Appendix A to the Company’s definitive Proxy Statement, filed on March 29, 2001)*

10.9	Form of option agreement under 2000 Long Term Incentive Plan. (Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.)*

10.10	1997 Long-term Incentive Plan. (Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.)*

10.11	Form of stock appreciation rights agreement under 1997 Long-term Incentive Plan. (Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.)*

10.12	Non-Qualified Defined Benefit Plan dated October 1, 2000. (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.)*

10.13	Salary continuation agreement dated October 1, 2000 between the Company, the Bank and R. Daniel Blanton. (Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.)*

10.14	First Amendment dated as of October 15, 2003 to Salary Continuation Agreement dated October 1, 2000 between the Company, the Bank and R. Daniel Blanton. (Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)*

10.15	Salary continuation agreement dated October 1, 2000 between the Company, the Bank and Ronald L. Thigpen. (Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.)*

10.16	First amendment dated as of October 15, 2003 to Salary Continuation Agreement dated October 1, 2000 between the Company, the Bank and Ronald L. Thigpen. (Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)*

10.17	Salary continuation agreement dated October 15, 2003 between the Company, the Bank and R. Daniel Blanton. (Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.)*

10.18	Salary continuation agreement dated October 15, 2003 between the Company, the Bank and Ronald L. Thigpen. (Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.)*

10.19	Executive Salary Continuation and Participation Agreement dated October 1, 2005 between the Bank and Darrell R. Rains. (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)*

10.21	Employment Agreement dated April 30, 2007 between the Bank and Darrell R. Rains. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 4, 2007.)*

10.22	Executive Salary Continuation and Participation Agreement dated January 1, 2007 between the Bank and R. Daniel Blanton. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 4, 2007.)*

10.23	Executive Salary Continuation and Participation Agreement dated January 1, 2007 between the Bank and Ronald L. Thigpen. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 4, 2007.)*

10.24	Southeastern Bank Financial Corporation Director Stock Purchase Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 27, 2007).

14.1	Code of Ethics (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003)

21.1	Subsidiaries of the Company	131

23.1	Consent of Independent Registered Public Accounting Firm	132

31.1	Certification by the Chief Executive Officer (principal executive officer)	133

31.2	Certification by the Chief Financial Officer (principal financial officer)	135

32.1	Certification by the Chief Executive Officer and Chief Financial Officer	137

*	Denotes a management compensatory agreement or arrangement.

SCHEDULE B

BENEFICIARY DESIGNATION

FOR

EXECUTIVE SALARY CONTINUATION AND

PARTICIPATION AGREEMENT

To the Plan Administrator of the Georgia Bank & Trust Company Non-Qualified Defined Benefit Plan for the benefit of Darrell R. Rains:

Pursuant to the Provisions of my Executive Salary Continuation and Participation Agreement with Georgia Bank & Trust Company of Augusta dated October 1, 2005 permitting the designation of a beneficiary or beneficiaries by a participant, I hereby designate the following persons and entities as primary and secondary beneficiaries of any benefit under said Agreement payable by reason of my death:

Primary Beneficiary:

Name	Social Security Number	Relationship

Secondary (Contingent) Beneficiary:

Name	Social Security Number	Relationship

THE RIGHT TO REVOKE OR CHANGE ANY BENEFICIARY DESIGNATION IS HEREBY RESERVED. ALL PRIOR DESIGNATIONS, IF ANY, OF BENEFICIARIES AND SECONDARY BENEFICIARIES ARE HEREBY REVOKED.

The Plan Administrator shall pay all sums payable under the Agreement by reason of my death to the Primary Beneficiary, if he or she survives me, and if no Primary Beneficiary shall survive me, then to the Secondary Beneficiary, and if no named beneficiary survives me, then the Plan Administrator shall pay all amounts in accordance with the terms of the Executive Salary Continuation and Participation Agreement dated October 1, 2005. In the event that a named beneficiary survives me and dies prior to receiving the entire benefit payable under said Agreement, then and in that event, the remaining unpaid benefit, payable according to the terms of the Agreement, shall be payable to the personal representatives of the estate of said deceased beneficiary, who survive me, but die prior to receiving the total benefit.

Date of Designation	Signature of Executive