Form 10-Q
period 2008-03-31
Southeastern Bank Financial CORP
filed 2008-05-09
CIK 880116

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

(Mark  One)

 X     Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act
---    of 1934
       For  the  quarterly  period  ended  March  31,  2008.
                                           ----------------

                                       or

       Transition  Report  under Section 13 or 15(d) of the Securities Exchange
---    Act of 1934
       For  the  transition  period  from  _____________  to  ______________.

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

     Check  whether  the  issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                        ---   --

     Check whether the issuer is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

     Large  accelerated  filer  [ ]        Non-accelerated  filer  [ ]
                                           (do not check if a smaller
                                               reporting company)

     Accelerated filer [X]                 Smaller reporting company [ ]

     Indicate  by  check  mark  whether  the  registrant  is a shell company (as
defined  in  Rule  12b-2  of  the  Exchange  Act):  Yes    No X
                                                       ---   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     5,421,771 shares of common stock, $3.00 par value per share, outstanding as of April 30, 2008.

                         SOUTHEASTERN BANK FINANCIAL CORPORATION
                                      FORM 10-Q
                                        INDEX

                                                                                    Page
Part I

      Item 1.   Financial Statements (Unaudited)

                Consolidated Balance Sheets as of March 31, 2008 and
                  December 31, 2007                                                   3

                Consolidated Statements of Income for the Three
                  Months ended March 31, 2008 and 2007                                4

                Consolidated Statements of Cash Flows for the
                  Three Months ended March 31, 2008 and 2007                          5

                Notes to Consolidated Financial Statements                            6

      Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations                        11

      Item 3.   Quantitative and Qualitative Disclosures about Market Risk           25

      Item 4.   Controls and Procedures                                              25

Part II  Other Information

      Item 1.   Legal Proceedings                                                     *

      Item 1A.  Risk Factors                                                         26

      Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds          26

      Item 3.   Defaults Upon Senior Securities                                       *

      Item 4.   Submission of Matters to a Vote of Security Holders                   *

      Item 5.   Other Information                                                     *

      Item 6.   Exhibits                                                             27

Signature                                                                            28

* No information submitted under this caption

                                     PART I
                              FINANCIAL INFORMATION

                SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES

                              Consolidated Balance Sheets
                                 (Dollars in thousands)

                                                             March 31,
                                                               2008        December 31,
             Assets                                         (Unaudited)       2007
                                                           ------------  --------------
Cash and due from banks                                    $    21,261   $      24,558
Federal funds sold                                               8,027               -
Interest-bearing deposits in other banks                           500             500
                                                           ------------  --------------
      Cash and cash equivalents                                 29,788          25,058

Investment securities
  Available-for-sale                                           254,659         245,429
  Held-to-maturity, at cost (fair values of
    $1,470 and $1,467, respectively)                             1,435           1,435

Loans held for sale                                             19,638          11,303

Loans                                                          907,387         871,440
  Less allowance for loan losses                               (12,808)        (11,800)
                                                           ------------  --------------
      Loans, net                                               894,579         859,640

Premises and equipment, net                                     33,181          32,612
Accrued interest receivable                                      6,783           7,416
Bank-owned life insurance                                       16,825          16,660
Restricted equity securities                                     5,815           5,060
Other assets                                                     8,837           8,367
                                                           ------------  --------------

                                                           $ 1,271,540   $   1,212,980
                                                           ============  ==============

    Liabilities and Stockholders' Equity

Deposits
  Noninterest-bearing                                      $   112,716   $     101,272
  Interest-bearing:
    NOW accounts                                               155,828         132,186
    Savings                                                    292,172         289,731
    Money management accounts                                   80,326          73,609
    Time deposits over $100,000                                260,080         243,501
    Other time deposits                                        114,839         111,867
                                                           ------------  --------------
                                                             1,015,961         952,166

Federal funds purchased and securities sold
  under repurchase agreements                                   62,270          81,166
Advances from Federal Home Loan Bank                            69,000          59,000
Other borrowed funds                                               700             500
Accrued interest payable and other liabilities                  11,261          10,390
Subordinated debentures                                         20,000          20,000
                                                           ------------  --------------

      Total liabilities                                      1,179,192       1,123,222
                                                           ------------  --------------

Stockholders' equity:
  Common stock, $3.00 par value; 10,000,000 shares
    authorized; 5,433,614 and 5,433,614 shares issued in
    2008 and 2007, respectively; 5,421,319 and 5,425,182
    shares outstanding in 2008 and 2007, respectively           16,301          16,301
  Additional paid-in capital                                    39,359          39,518
  Retained earnings                                             36,159          34,228
  Treasury stock, at cost; 12,295 and 8,432 shares in
    2008 and 2007, respectively                                   (403)           (317)
  Accumulated other comprehensive gain, net                        932              28
                                                           ------------  --------------

      Total stockholders' equity                                92,348          89,758
                                                           ------------  --------------

                                                           $ 1,271,540   $   1,212,980
                                                           ============  ==============

See accompanying notes to consolidated financial statements.

            SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES

                        Consolidated Statements of Income
                  (Dollars in thousands, except per share data)

                                   (Unaudited)

                                                  Three Months Ended
                                                      March, 31,
                                               -----------------------
                                                  2008        2007
                                               ----------  -----------
Interest income:
  Loans, including fees                        $   16,393  $   15,504
  Investment securities                             3,261       2,611
  Federal funds sold                                   91         366
  Interest-bearing deposits in other banks              6           6
                                               ----------  -----------
      Total interest income                        19,751      18,487
                                               ----------  -----------

Interest expense:
  Deposits                                          7,877       7,492
  Federal funds purchased and securities sold
    under repurchase agreements                       540         867
  Other borrowings                                  1,069       1,075
                                               ----------  -----------
      Total interest expense                        9,486       9,434
                                               ----------  -----------

      Net interest income                          10,265       9,053

Provision for loan losses                           1,271         576
                                               ----------  -----------

      Net interest income after provision
        for loan losses                             8,994       8,477
                                               ----------  -----------

Noninterest income:
  Service charges and fees on deposits              1,670       1,397
  Gain on sales of loans                            1,260       1,284
  Gain / (loss) on sale of fixed assets                 3         (52)
  Investment securities gains, net                     38          33
  Retail investment income                            289         323
  Trust service fees                                  286         274
  Increase in cash surrender value of
    bank-owned life insurance                         164         165
  Miscellaneous income                                221         168
                                               ----------  -----------
      Total noninterest income                      3,931       3,592
                                               ----------  -----------

Noninterest expense:
  Salaries and other personnel expense              5,171       4,796
  Occupancy expenses                                1,026         760
  Other operating expenses                          2,724       2,215
                                               ----------  -----------
      Total noninterest expense                     8,921       7,771
                                               ----------  -----------

      Income before income taxes                    4,004       4,298

Income tax expense                                  1,369       1,539
                                               ----------  -----------

      Net income                               $    2,635  $    2,759
                                               ==========  ===========

Basic net income per share                     $     0.49  $     0.51
                                               ==========  ===========

Diluted net income per share                   $     0.48  $     0.50
                                               ==========  ===========

Weighted average common shares outstanding      5,417,388   5,433,639
                                               ==========  ===========

Weighted average number of common and
  common equivalent shares outstanding          5,468,606   5,503,845
                                               ==========  ===========

See accompanying notes to consolidated financial statements.

                            SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES

                                     Consolidated Statements of Cash Flows
                                             (Dollars in thousands)

                                                  (Unaudited)

                                                                                Three Months Ended March 31,
                                                                                   2008              2007
                                                                             -----------------  ---------------
Cash flows from operating activities:
Net income                                                                   $          2,635   $        2,759
  Adjustments to reconcile net income to net cash
    provided by operating activities
      Depreciation                                                                        537              367
      Deferred income tax benefit                                                        (393)               -
      Provision for loan losses                                                         1,271              576
      Net investment securities gain                                                      (38)             (33)
      Net accretion of discount on investment securities                                  (20)             (65)
      Increase in CSV of bank owned life insurance                                       (165)            (165)
      Stock options compensation cost                                                      51              134
      (Gain) Loss on disposal of premises and equipment                                    (3)              52
      Gain on sales of loans                                                           (1,260)          (1,284)
      Real estate loans originated for sale                                           (64,977)         (63,281)
      Proceeds from sales of real estate loans                                         57,902           69,552
      Decrease in accrued interest receivable                                             633               82
      (Increase) Decrease in other assets                                                (225)              64
      Increase (Decrease) in accrued interest payable and other liabilities               871             (570)
                                                                             -----------------  ---------------
        Net cash (used) provided by operating activities                               (3,181)           8,188
                                                                             -----------------  ---------------

Cash flows from investing activities:
      Proceeds from sales of available for sale securities                              3,950                -
      Proceeds from maturities of available for sale securities                        26,583           15,698
      Proceeds from maturities of held-to-maturity securities                               -            1,035
      Purchase of available for sale securities                                       (38,241)         (18,564)
      Purchase of Federal Home Loan Bank stock                                           (755)             (76)
      Net increase in loans                                                           (36,623)         (29,492)
      Additions to premises and equipment                                              (1,157)            (971)
      Proceeds from sale of premises and equipment                                         54                8
                                                                             -----------------  ---------------
        Net cash used in investing activities                                         (46,189)         (32,362)
                                                                             -----------------  ---------------


Cash flows from financing activities:
      Net increase in deposits                                                         63,795           72,869
      Net decrease in federal funds purchased and
        securities sold under repurchase agreements                                   (18,896)          (8,691)
      Advances from Federal Home Loan Bank                                             10,000                -
      Proceeds from other borrowed funds                                                  200                -
      Principal payments on other borrowed funds                                            -             (100)
      Purchase of treasury stock                                                         (437)             (42)
      Payment of cash dividends                                                          (704)            (707)
      Proceeds from stock options exercised                                               129                -
      Proceeds from Directors' stock purchase plan                                         13                -
                                                                             -----------------  ---------------
        Net cash provided by financing activities                                      54,100           63,329
                                                                             -----------------  ---------------

        Net increase in cash and cash equivalents                            $          4,730   $       39,155

Cash and cash equivalents at beginning of period                                       25,058           40,911

                                                                             -----------------  ---------------
Cash and cash equivalents at end of period                                   $         29,788   $       80,066
                                                                             =================  ===============

Supplemental disclosures of cash paid during the period for:
    Interest                                                                 $         10,117   $        9,764
                                                                             =================  ===============

    Income taxes                                                             $              -   $          817
                                                                             =================  ===============

Supplemental information on noncash investing activities:
    Loans transferred to other real estate                                   $            412   $            -
                                                                             =================  ===============

See accompanying notes to consolidated financial statements.

             SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                 March 31, 2008

Note  1  -  Basis  of  Presentation

The accompanying consolidated financial statements include the accounts of Southeastern Bank Financial Corporation (the "Company"), and its wholly-owned subsidiaries, Georgia Bank & Trust Company (the "Bank") and Southern Bank & Trust (the "Thrift"). Significant intercompany transactions and accounts are eliminated in consolidation. Dollar amounts are rounded to thousands except share and per share data.

The financial statements for the three months ended March 31, 2008 and 2007 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2007.

In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations and cash flows for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results of operations which the Company may achieve for the entire year.

Some items in the prior period financial statements were reclassified to conform to the current presentation.

Note  2  -  Fair  Value  Measurements

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements." at the beginning of our 2008 fiscal year. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurement. According to SFAS No. 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies to all assets and liabilities that are being measured and reported on a fair value basis. This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. This statement requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level  1:        Quoted  prices  in  active  markets  for  identical  assets  or liabilities.

Level  2:        Significant  other observable inputs other than level 1 prices, such as quoted market prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data. Observable market based inputs or unobservable inputs that are corroborated by market data.

Level  3:        Unobservable  inputs  that are not corroborated by market data.

In determining the appropriate levels, the Company used the following methods and significant assumptions to estimate the fair value of items:

Securities:  The  fair values of trading securities, held-to-maturity securities
-----------
and securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities' relationship to other benchmark quoted securities (Level 2 inputs).

Impaired  Loans: The fair value of impaired loans is determined by reviewing the
---------------
estimated amount realizable from collateral liquidation based upon an appraisal as well as the estimated amounts realizable from borrowers and guarantors (Level 3 inputs).

Investments  in  tax  credits: The fair values for tax credits are measured on a
------------------------------
recurring basis and are based upon total credits and deductions remaining to be allocated and total estimated credits and deductions to be allocated.(Level 3 inputs)

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy:

                                             Quoted
                                            Prices in
                                             Active
                                             Markets     Significant
                                               for          Other       Significant
                                            Identical    Observable     Unobservable
                                             Assets        Inputs          Inputs
                                            (Level 1)     (Level 2)      (Level 3)
                               March 31,
                                 2008               (Dollars in thousands)
                               ------------------------------------------------------
Available-for-sale securities  $  254,659  $      420   $    254,239   $           -

Tax credits                           574           0              0             574

Held-to-maturity securities         1,470           0          1,470               0

                               ----------  -----------  -------------  --------------
Total                          $  256,703  $      420   $    255,709   $         574
                               ==========  ===========  =============  ==============

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended March 31, 2008:

                                             Fair Value Measurements
                                                Using Significant
                                               Unobservable Inputs

                                                    (Level 3)

                                                   Tax Credits
                                            -------------------------
Beginning balance, Jan. 1, 2008             $                    594

Total realized losses included in earnings                       (20)

                                            -------------------------
Ending balance, March 31, 2008              $                    574
                                            =========================

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

                                   Quoted
                                  Prices in
                                   Active
                                   Markets     Significant
                                     for          Other       Significant
                                  Identical    Observable    Unobservable
                      March 31,    Assets        Inputs         Inputs
                        2008     (Level 1)      (Level 2)      (Level 3)
                     -----------------------------------------------------
Assets:
Impaired loans          1,244                                    1,244

The  following  represents  impairment  charges  recognized  during  the period.

Impaired loans, which are measured for impairment using the fair value of collateral for collateral-dependent loans, had a carrying amount of $1,244, with a valuation allowance of $225. There was no additional provision for such loans during the period.

In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company has not fully implemented SFAS 157 for nonfinancial assets and liabilities. Nonfinancial assets at March 31, 2008 consist of other real estate owned, the amount of which was not material to the financial statements.

Note  3  -  Comprehensive  Income

Other comprehensive income for the Company consists of changes in net unrealized gains and losses on investment securities available for sale. Total comprehensive income for the three months ended March 31, 2008 was $3,538 compared to $2,268 for the three months ended March 31, 2007.

Note  4  -  Cash  and  Stock  Dividends  Declared

On January 23, 2008, the Company declared a quarterly cash dividend of $0.13 per share on outstanding shares. The dividend was paid on February 22, 2008 to shareholders of record as of February 8, 2008.

On April 16, 2008, the Company declared a quarterly cash dividend of $0.13 per share on outstanding shares. The dividend is payable on May 14, 2008 to shareholders of record as of May 2, 2008.

On April 23, 2008, the Company declared a 10% stock dividend that will be payable on June 2, 2008 to shareholders of record as of May 22, 2008. No fractional share will be issued. Shareholders entitled to a fractional share will receive cash for the fractional share at the price equal to the closing price of the stock as of the record date, adjusted for the stock dividend.

Note  5  -  Recently  Issued  Accounting  Standards  on the Financial Statements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN
48), which prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material effect on the Company's consolidated financial statements. The Company and its subsidiaries file a consolidated U.S. federal income tax return and files in the state of Georgia and South Carolina. These returns are subject to examination by taxing authorities for all years after 2003.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance). This issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy. This issue is effective for fiscal years beginning after December 15, 2006. The adoption of this issue did not have a material impact on the Company's consolidated financial statements.

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

On January 1, 2008, the Company adopted FASB Emerging Issues Task Force Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefits Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants' employment or retirement. The required accrued liability will be based on either the post-employment benefit depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. The impact of adoption was not material to the Company's consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
(Dollar  amounts  are  expressed  in  thousands  unless  otherwise  noted)

Overview
--------

Southeastern Bank Financial Corporation (the "Company") operates two wholly-owned subsidiaries primarily in the Augusta-Richmond County, GA-SC metropolitan area. Georgia Bank & Trust Company (the "Bank") was organized by a group of local citizens and commenced business on August 28, 1989, with one branch location. Today, it is Augusta's largest community banking company operating nine full service branches in Augusta, Martinez, and Evans, Georgia, and one branch in Athens, Georgia. Mortgage origination offices are located in Augusta, Savannah and Athens, Georgia. SB&T Capital Corporation ("the LPO") a wholly owned subsidiary of the Bank, was organized on August 16, 2007 and opened an office in Greenville, South Carolina. On November 1, 2007 the Bank entered into an Operating Agreement with NMF Asset Management LLC ("NMF") whereby the Bank became a 30% partner. NMF is an investment management firm that provides services to individuals, trusts, pensions, nonprofit organizations as well as other institutions. Southern Bank & Trust (the "Thrift"), a federally chartered thrift, operates three full service branches in North Augusta and Aiken, South Carolina. Effective first quarter 2008 the Thrift began originating mortgage loans to be sold in the secondary market. The Company's operations campus is located in Martinez, Georgia and services both subsidiaries.

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

The Company's services include the origination of residential and commercial real estate loans, construction and development loans, and commercial and consumer loans. The Company also offers a variety of deposit programs, including noninterest-bearing demand, interest checking, money management, savings, and time deposits. In the Augusta-Richmond County, GA-SC metropolitan area, GB&T had 12.87% of all deposits and was the second largest depository institution at June 30, 2007, as cited from the Federal Deposit Insurance Corporation's website. Securities sold under repurchase agreements are also offered. Additional services include wealth management, trust, retail investment, and mortgage. As a matter of practice, most mortgage loans are sold in the secondary market; however, some mortgage loans are placed in the portfolio based on asset/liability management strategies. The Company continues to concentrate on increasing its market share through various new deposit and loan products and other financial services, by adding locations, and by focusing on the customer relationship management philosophy. The Company is committed to building life-long relationships with its customers, employees, shareholders, and the communities it serves.

The Company's primary source of income is from its lending activities followed by interest income from its investment activities, service charges and fees on deposits, and gain on sales of mortgage loans in the secondary market. Interest income on loans increased during the first three months of 2008 as compared to the first three months of 2007 due to increased volumes somewhat offset by decrease in rates. Interest income on investment securities increased due to increase in volume and rates. Interest income on federal funds sold decreased due to both volume and rate decreases. Service charges and fees on deposits increased for the three months of 2008 as compared to the same period in 2007 due to increases in NSF income on both retail and business checking accounts and debit/ATM card income, both the result of new account growth.

                        Table 1 - Selected Financial Data

                                 March 31,    December 31,    December 31,
                                   2008           2007            2003
                                -----------  --------------  --------------
                                          (Dollars in thousands)
Assets                          $1,271,540   $   1,212,980   $     630,633
Loans                              927,025         882,743         432,679
Deposits                         1,015,961         952,166         483,952

Return on average total assets        0.86%           1.04%           1.31%
Return on average equity             11.57%          14.03%          15.62%

The Company continues to experience steady asset growth as evidenced in Table 1 above. The Company has also achieved significant increases in loans and deposits and continues to provide strong returns on assets and equity as noted in the table above. Net income for 2003 was $7.9 million compared to net income of $11.8 million for 2007. Net income for the three months ended March 31, 2008 was $2.6 million. The Company has paid cash dividends of $0.13 per share each quarter since 2004.

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

The provision for loan losses is the charge to operating earnings necessary to maintain an adequate allowance for loan losses. The Company has developed policies and procedures for evaluating the overall quality of its loan portfolio and the timely identification of problem credits. Management continues to review these policies and procedures and makes further improvements as needed. The adequacy of the Company's allowance for loan losses and the effectiveness of the Company's internal policies and procedures are also reviewed periodically by the Company's regulators and the Company's internal loan review personnel. The Company's regulators may advise the Company to recognize additions to the allowance based upon their judgments about information available to them at the time of their examination. Such regulatory guidance is considered, and the Company may recognize additions to the allowance as a result.

The Company's Board of Directors, with the recommendation of management, approves the appropriate level for the allowance for loan losses based upon internal policies and procedures, historical loan loss ratios, loan volume, size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, value of the collateral underlying the loans, specific problem loans and current economic conditions and trends. The Company continues to refine the methodology on which the level of the allowance for loan losses is based, by comparing historical loss ratios utilized to actual experience and by classifying loans for analysis based on similar risk characteristics. Cash receipts for accruing loans are applied to principal and interest under the contractual terms of the loan agreement; however, cash receipts on impaired and nonaccrual loans for which the accrual of interest has been discontinued are generally applied first to principal and then to interest income depending upon the overall risk of principal loss to the Company.

Performance  Overview  --  Net  Income
--------------------------------------

The Company's net income for the first quarter of 2008 was $2,635, which was a decrease of $125 (4.5%) compared to net income of $2,759 for the first quarter of 2007. Diluted net income per share for the three months ended March 31, 2008 was $0.48 compared to $0.50 for the three months ended March 31, 2007. The decrease in net income for the three months ended March 31, 2008 as compared with the three months ended March 31, 2007, was primarily a result of the continued decline in net interest margin due to the Federal Reserve's actions, the substantially higher provision for loan losses due to increased levels of nonperforming assets, and increases in noninterest expense, somewhat offset by increases in loan and investment interest income and noninterest income. Interest income on loans increased due to increased volumes, somewhat offset by decrease in rates. Investment interest income increased primarily due to both volume and rate increases. Interest expense on deposits increased as a result of higher volumes somewhat offset by a lower rates. Interest expense on federal funds purchased and securities sold under repurchase agreements decreased primarily due to lower rates.

Factors contributing to the increase in noninterest income for the three months ended March 31, 2008 were increases in service charges and fees on deposits due to NSF income on retail and business checking accounts and debit/ATM card income, both the result of new account growth. Noninterest expense increased during the three months ended March 31, 2008 compared to the same period ended March 31, 2007, primarily due to increases in salaries and premises and fixed assets expense related to company growth and increases in other operating expenses. The increase in other noninterest expenses for the three months ended March 31, 2008 includes increases in processing, marketing, communication, professional fees, and insurance and taxes expense. Loss on sale of fixed assets decreased for the three-month period due to the replacement of ATMs and automobiles in first quarter 2007.

                          Table 2 - Selected Balance Sheet Data

                                                                            Variance
                                              March 31,  December 31,   -----------------
                                                2008         2007        Amount      %
                                             ----------  -------------  --------  -------
                                                         (Dollars in thousands)
Cash and due from banks                      $   21,261  $      24,558  ($3,297)  (13.4%)
Federal funds sold                                8,027              -    8,027     N/A
Investment securities                           256,094        246,864    9,230      3.7%
Loans                                           927,025        882,743   44,282      5.0%
Assets                                        1,271,540      1,212,980   58,560      4.8%
Deposits                                      1,015,961        952,166   63,795      6.7%
Securities sold under repurchase agreements      62,271         81,165  (18,894)  (23.3%)
Liabilities                                   1,179,192      1,123,222   55,970      5.0%
Stockholders' equity                             92,348         89,758    2,590      2.9%

Table 2 highlights significant changes in the balance sheet at March 31, 2008 as compared to December 31, 2007. Assets increased $58,560, primarily the result of higher balances for loans, investments and federal funds sold. These increases were funded by increases in total deposits of $63,795, somewhat offset by decreases in securities sold under repurchase agreements. Net income of $2,635 less dividends paid of $704 also contributed to the funding.

The annualized return on average assets for the Company was 0.86% for the three months ended March 31, 2008, compared to 1.06% for the same period last year. While total assets have increased $163,957 since first quarter 2007, net income has decreased $124 resulting in a decrease in ROA.

The annualized return on average stockholders' equity was 11.57% for the three months ended March 31, 2008, compared to 13.97% for the same period last year. The decrease is primarily attributable to the decrease in net income coupled with an increase in retained earnings due to net income and increases in accumulated other comprehensive income.

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

                               Table 3 - Average Balances, Income and Expenses, Yields and Rates


                                                Three Months Ended March 31, 2008         Three Months Ended March 31, 2007
                                            -----------------------------------------  ----------------------------------------
                                                           Annualized                               Annualized
                                                             Average        Amount                   Average         Amount
                                              Average       Yield or       Paid or      Average      Yield or        Paid or
                                               Amount         Rate          Earned      Amount         Rate          Earned
                                            -----------------------------------------  ----------------------------------------
                                                                            (Dollars in thousands)
Interest-earning assets:
  Loans                                     $    896,500       7.26%     $     16,393  $ 761,022        8.18%     $      15,504
  Investment securities                          248,618       5.25%            3,261    199,740        5.23%             2,611
  Federal funds sold                              14,977       2.43%               91     29,133        5.10%               366
  Interest-bearing deposits in other banks           500       4.60%                6        513        5.07%                 6
                                            ------------                 ------------  ---------                  -------------
      Total interest-earning assets         $  1,160,595       6.77%     $     19,751  $ 990,408        7.49%     $      18,487
                                            ------------                 ------------  ---------                  -------------

Interest-bearing liabilities:
  Deposits                                  $    874,421       3.61%     $      7,877  $ 718,678        4.23%     $       7,492
  Federal funds purchased / securities
    sold under repurchase agreements              64,306       3.37%              540     66,690        5.27%               867
  Other borrowings                                86,511       4.96%            1,069     80,593        5.41%             1,075
                                            ------------                 ------------  ---------                  -------------
      Total interest-bearing liabilities    $  1,025,238       3.71%     $      9,486  $ 865,961        4.42%     $       9,434
                                            ------------                 ------------  ---------                  -------------

Net interest margin/income:                                    3.49%     $     10,265                   3.61%     $       9,053
                                                                         ============                             =============

Net interest income increased $1,211 (13.4%) during the three-month period as the result of increases in interest income that exceeded increases in interest expense as compared to the same period in 2007. Loan interest income increased $889 in the three month period, while deposit interest expense increased $384 in the three month period, all the result of continued growth of account balances somewhat offset by a decrease in interest rates. The annual average balance for loans was $896,500 at March 31, 2008 with an annualized average yield of 7.26% compared to $761,022 at March 31, 2007 with an annualized average yield of 8.18%. Interest-bearing deposits had an average balance of $874,421 with an annualized average rate of 3.61% at March 31, 2008 compared to $718,678 and 4.23% at March 31, 2007. Some of the other contributing factors during the three month period included increases in interest income on investment securities and a decrease in interest expense on securities sold under agreement to repurchase, somewhat offset by decreases in federal funds sold interest income, all the result of increased volumes and lower interest rates.

The Company's net interest margin for the three months ended March 31, 2008 decreased 12 basis points to 3.49% as compared to 3.61% for the three months ended March 31, 2007. The net interest margin deteriorated in the first quarter as the average rate earned on assets decreased more quickly than the average rate on interest-bearing deposits. The rate for earning assets decreased 73 basis points for the three month period with lower average yields on loans and federal funds sold accounting for most of the decrease. The cost to fund earning assets decreased 23 basis points for the three month period primarily due to lower rates on deposits and securities sold under repurchase agreements. During the first quarter the Federal Reserve decreased its targeted funds rate three times for a total of 2.00%. Among other things, their action caused a significant decrease in the Company's prime based loan yields.

Noninterest  Income
-------------------

                          Table 5 - Noninterest Income

                                Three Months Ended
                                     March 31,             Variance
                              -----------------------  ------------------
                                 2008        2007       Amount      %
                              ----------  -----------  --------  --------
                                          (Dollars in thousands)
Service charges and fees
  on deposits                 $    1,670  $    1,397   $   273      19.5%
Gain on sales of loans             1,260       1,284       (24)    (1.9%)
Gain on sale of fixed assets           3         (52)       55   (105.8%)
Investment securities
  (losses) gains, net                 38          33         5      15.2%
Retail investment income             289         323       (34)   (10.5%)
Trust services fees                  286         274        12       4.4%
Increase in cash surrender
  value of bank-owned
  life insurance                     164         165        (1)    (0.6%)
Miscellaneous income                 221         168        53      31.5%
                              ----------  -----------  --------  --------
Total noninterest income      $    3,931  $    3,592   $   339       9.4%
                              ==========  ===========  ========  ========

Noninterest income increased $339 (9.4%) during the three-month period as compared to the same period in 2007. The most significant change for the three month period was an increase in service charges and fees on deposits due to increases in NSF income on retail and business checking accounts and debit/ATM card income, both the result of new account growth.

Noninterest  Expense
--------------------

                          Table 6 - Noninterest Expense


                             Three Months Ended
                                  March 31,            Variance
                           -----------------------  --------------
                              2008        2007      Amount     %
                           ----------  -----------  -------  -----
                                      (Dollars in thousands)
Salaries and other
  personnel expense        $    5,171  $     4,796  $   375   7.8%
Occupancy expenses              1,026          760      266  35.0%
Other operating expenses        2,724        2,215      509  23.0%
                           ----------  -----------  -------  -----
Total noninterest expense  $    8,921  $     7,771  $ 1,150  14.8%
                           ==========  ===========  =======  ====-

Noninterest expense increased $1.2 million (23.0%) during the three-month period.

Salaries  and  other  personnel  expenses:

Salaries and other personnel expense increased for first quarter 2008 compared to first quarter 2007 due to the opening of new full service branches in North Augusta and Aiken, South Carolina for the Thrift as well as the opening of a new branch in Evans, Georgia and adding of a loan production office in Greenville, South Carolina for the Bank. This continued growth and expansion has resulted in the addition of new personnel, resulting in increased salaries, which were partially offset by decreases in commissions and increases in the contra salary expense in compliance with SFAS No. 91.

Occupancy  expenses:

The most significant changes in occupancy expense were increases in rent / lease expense for both the North Augusta and Greenville, South Carolina offices. Miscellaneous equipment purchases and depreciation expense increased primarily due to opening of new branches as well as the opening of the new Operations Campus in the last quarter of 2007.

Other  operating  expenses:

Other operating expenses increased $509 (14.8%) for the three-month period as compared to the same period in 2007. Processing expenses increased $66 during the three month period and were primarily due to ATM processing, retail checking account expense and payroll processing fees. Marketing expenses increased $85 primarily due to increases in agency fees, and additional expenses for TV and other print media advertising. Communications expense increased $82 due to additional telephone trunk lines installed. Professional fees increased $109 due to the outsourcing of the Sarbanes Oxley testing as well as IT consulting expenses. Insurance and tax expense increased from 2007 due to the FDIC credit of $96 that was used in 2007 and an increase in business and intangible taxes. Loss on sale of fixed assets decreased $55 for the three-month period due to the replacement of ATMs and automobiles in 2007.

Income  Taxes
-------------

Income tax expense totaled $1.4 million in the first quarter of 2008 as compared to $1.5 million in the first quarter of 2007. The effective tax rate for the three months ended March 31, 2008 and 2007 was 34.2% and 35.8%, respectively. For the three months ended March 31, 2008 as compared to the three months ended March 31, 2007, a decrease in nondeductible stock option expense and an increase in general business tax credits from a new Georgia low income housing state tax credit, resulted in a decrease in income tax expense and the effective income tax rate.

Asset  Quality
--------------

Table 5 which follows shows the current and prior period amounts of non-performing assets. Non-performing assets were $8,017 at March 31, 2008, compared to $5,495 at December 31, 2007. Significant changes from December 2007 to March 2008 include a $412 increase in other real estate owned, a $426 increase in non-performing assets with balances less than $100 and a $1,684 increase for customers with balances greater than $100 due to $1,697 from a single new nonaccrual loan, somewhat offset by a $536 foreclosure as well as payments on existing nonaccrual loan balances. The ratio of non-performing assets to total loans and other real estate was 0.86% at March 31, 2008, compared to 0.62% at December 31, 2007. The control and monitoring of non-performing assets continues to be a priority of management.

There were no loans past due 90 days or more and still accruing interest at March 31, 2008 and December 31, 2007.

                              Table 7 - Non-Performing Assets
                                   (Dollars in thousands)

                                                         March 31,2008    December 31,2007
                                                        ---------------  ------------------
Nonaccrual loans                                        $        7,605   $           5,495
Other real estate owned                                            412                   -
                                                        ---------------  ------------------
    Total non-performing assets                         $        8,017   $           5,495
                                                        ===============  ==================

Loans past due 90 days or more
  and still accruing interest                           $            -   $               -
                                                        ===============  ==================

Non-performing assets to total assets                             0.63%               0.45%

Non-performing assets to total loans and ORE                      0.86%               0.62%

Allowance for loan loss to total non-performing assets          159.76%             214.74%

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

When reviewing the allowance for loan losses, it is important to understand to whom the Company lends. The following table sets forth the composition of the Company's loan portfolio as of March 31, 2008 and December 31, 2007.

                      Table 8 - Loan Portfolio Composition

                                   March 31, 2008      December 31, 2007
                                -------------------  ----------------------
                                 Amount       %       Amount         %
                                ---------  --------  ---------  -----------
                                          (Dollars in thousands)
Commercial financial and
  agricultural                  $100,716     10.86%  $ 93,318        10.57%
                                ---------  --------  ---------  -----------
Real estate
  Commercial.                    243,173     26.23%   236,358        26.78%
  Residential.                   196,028     21.15%   190,613        21.59%
  Residential held for sale       19,638      2.12%    11,303         1.28%
  Construction and
    development                  337,765     36.44%   318,438        36.07%
                                ---------  --------  ---------  -----------
      Total real estate          796,604     85.93%   756,712        85.72%
                                ---------  --------  ---------  -----------
Lease financing.                      36      0.00%        37         0.00%
Consumer
  Direct                          25,085      2.71%    25,569         2.90%
  Indirect                         3,831      0.41%     4,237         0.48%
  Revolving                        1,565      0.17%     3,819         0.43%
                                ---------  --------  ---------  -----------
    Total consumer                30,481      3.29%    33,625         3.81%
                                ---------  --------  ---------  -----------
Deferred loan origination fees      (812)    -0.09%      (949)       -0.11%
                                ---------  --------  ---------  -----------
    Total                        927,025    100.00%  $882,743       100.00%
                                =========  ========  =========  ===========

At March 31, 2008, the loan portfolio is comprised of 85.93% real estate loans. Commercial, financial and agricultural loans comprise 10.86%, and consumer loans comprise 3.29% of the portfolio.

Commercial real estate comprises 26.23% of the loan portfolio and is primarily owner occupied properties where the operations of the commercial entity provide the necessary cash flow to service the debt. For this portion of real estate loan portfolio, repayment is not dependent upon the sale of the real estate held as collateral. Construction and development (36.44%) has been an increasingly important portion of the real estate loan portfolio. The Company carefully monitors the loans in this category since the repayment of these loans is generally dependent upon the sale of the real estate in the normal course of business and can be impacted by national and local economic conditions. The residential category, 21.15% of the portfolio, represents those loans that the Company chooses to maintain in its portfolio rather than selling into the secondary market for marketing and competitive reasons and commercial loans secured by residential real estate. The residential held for sale category, 2.12% of the portfolio, comprises loans that are in the process of being sold into the secondary market. In these loans, the credit has been approved by the investor and the interest rate locked so that the Company minimizes credit and interest rate risk with respect to these loans.

The Company has no large loan concentrations to individual borrowers. Unsecured loans at March 31, 2008 were $15.8 million. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may advise additions to the allowance based on their judgments about information available to them at the time of their examination. Such regulatory guidance is considered, and the Company may recognize additions to the allowance as a result.

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management's analysis of risk in the loan portfolio. Loans determined to be uncollectible are charged to the allowance for loan losses and subsequent recoveries are added to the allowance. A provision for losses in the amount of $1,271 was charged to expense for the quarter ended March 31, 2008 compared to $576 for the quarter ended March 31, 2007. This increase is primarily due to an increased level of classified assets and criticized debt as well as economic and environmental factors affecting the portfolio.

                       Table 9 - Allowance for Loan Losses
                             (Dollars In Thousands)

                                2008      2007
                              --------  --------
Beginning balance, January 1  $11,800   $ 9,777
Provision charged to expense    1,271       576
Recoveries                        204       231
Loans charged off                (467)     (310)
                              --------  --------
Ending balance, March 31      $12,808   $10,274
                              ========  ========

At March 31, 2008 the ratio of allowance for loan losses to total loans was 1.41% compared to 1.35% at December 31, 2007 and 1.33% at March 31, 2007. Management considers the current allowance for loan losses appropriate based upon its analysis of risk in the portfolio, although there can be no assurance that the assumptions underlying such analysis will continue to be correct.

Liquidity  and  Capital  Resources
----------------------------------

The Company's liquidity remains adequate to meet operating and loan funding requirements. The loan to deposit ratio at March 31, 2008 was 91.3% compared to 92.7% at December 31, 2007 and 88.5% at March 31, 2007. Deposits at March 31, 2008 and December 31, 2007 include $91.8 million and $78.5 million of brokered certificates of deposit, respectively. GB&T has also utilized borrowings from the Federal Home Loan Bank. GB&T maintains a line of credit with the Federal Home Loan Bank approximating 10% of GB&T's total assets. Federal Home Loan Bank advances are collateralized by eligible first mortgage loans, commercial real estate loans and investment securities. These borrowings totaled $69.0 million at March 31, 2008. GB&T maintains repurchase lines of credit with SunTrust Robinson Humphrey, Atlanta, Georgia, for advances up to $20.0 of which no amounts were outstanding at March 31, 2008. GB&T has a federal funds purchased accommodation with Silverton Bank, Atlanta, Georgia, for advances up to $16.7 million and with SunTrust Bank, Atlanta, Georgia for advances up to $10.0 million, while SB&T has a federal funds purchased accommodation with Silverton Bank, Atlanta, Georgia, for advances up to $3.3 million. Additionally, liquidity needs can be satisfied by the structuring of the maturities of investment securities and the pricing and maturities on loans and deposits offered to customers. The Company also uses retail securities sold under repurchase agreements to fund growth. Retail securities sold under repurchase agreements were $62.3 million at March 31, 2008.

Stockholders' equity to total assets was 7.26% at March 31, 2008 compared to 7.4% at December 31, 2007 and 7.39% at March 31, 2007. The capital of the Company exceeded all required regulatory guidelines at March 31, 2008. The Company's Tier 1 risk-based, total risk-based and leverage capital ratios were 11.04%, 12.30%, and 9.03%, respectively, at March 31, 2008. The following table reflects the current regulatory capital levels in more detail, including comparisons to the regulatory minimums.

                               Table 10 - Regulatory Capital Requirements
                                             March 31, 2008
                                         (Dollars in Thousands)

                                                         Required for capital
                                       Actual              adequacy purposes            Excess
                                Amount       Percent      Amount      Percent      Amount      Percent
                              ------------------------  -----------------------  -----------------------
Southeastern Bank Financial
Corporation

Risk-based capital:
  Tier 1 capital              $   111,276       11.04%      40,325        4.00%      70,951        7.04%
  Total capital                   123,957       12.30%      80,650        8.00%      43,307        4.30%
Tier 1 leverage ratio             111,276        9.03%      49,312        4.00%      61,964        5.03%

Georgia Bank & Trust Company

Risk-based capital:
  Tier 1 capital              $    90,343        9.90%      36,494        4.00%      53,849        5.90%
  Total capital                   101,750       11.15%      72,989        8.00%      28,761        3.15%
Tier 1 leverage ratio              90,343        7.95%      51,106        4.50%      39,237        3.45%

Southern Bank & Trust

Risk-based capital:
  Tier 1 capital              $    14,027       15.21%       3,689        4.00%      10,338       11.21%
  Total capital                    15,181       16.46%       7,379        8.00%       7,802        8.46%
Tier 1 leverage ratio              14,027       15.14%       3,707        4.00%      10,320       11.14%

Southeastern Bank Financial Corporation and Georgia Bank & Trust Company are regulated by the Department of Banking and Finance of the State of Georgia
(DBF). The DBF requires that state banks in Georgia generally maintain a minimum ratio of Tier 1 capital to total assets of four and one-half percent (4.5%) for banks and four percent (4%) for holding companies.

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

Unfunded commitments to extend credit where contract amounts represent potential credit risk totaled $174,788 at March 31, 2008. These commitments are primarily at variable interest rates.

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

Table 11 - Commitments and
Contractual Obligations        Less Than 1                               More than
(Dollars in thousands)            Year      1 - 3 Years   3 - 5 Years     5 Years
----------------------------  ------------  ------------  ------------  ----------

Lines of credit               $    174,788             -             -           -
Lease agreements                       337           640           355         141
Deposits                           823,924       186,266         5,771           -
Securities sold under
  repurchase agreements             62,270             -             -           -
FHLB advances                       19,000        24,000         6,000      20,000
Other borrowings                       700             -             -           -
                              ------------  ------------  ------------  ----------
  Total commitments and
    contractual obligations   $  1,081,019  $    210,906  $     12,126  $   20,141
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

Item  3.  Quantitative  and  Qualitative  Disclosures  About  Market  Risk

As of March 31, 2008, there were no substantial changes in the interest rate sensitivity analysis or the sensitivity of market value of portfolio equity for various changes in interest rates calculated as of December 31, 2007. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company's audited consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2007 included in the Company's 2007 Annual Report on Form 10-K.

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

Item 1a.  Risk  Factors

          In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect its business, financial condition or future results. The risks described in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to management or that management currently deems to be immaterial also may materially adversely affect the Company's business, financial condition and/or operating results.

Item 2.   Unregistered  Sales  of  Equity Securities and Use of Proceeds

          Issuer  Purchases  of  Equity  Securities

          The following table sets forth information regarding the Company's purchases of its common stock on a monthly basis during the first quarter of 2008. Of the 13,318 shares repurchased during the first quarter of 2008, 10,894 were privately negotiated and 2,424 were made in the open market.

-----------------------------------------------------------------------------------------
                                                                      Maximum Number (or
                                                  Total Number of     Appropriate Dollar
                                                 Shares (or Units)     Value) of Shares
                    Total Number    Average    Purchased as Part of    (or Units) Yet Be
                     of Shares    Price Paid    Publicly Announced    Purchased Under the
Period               Purchased     Per Share     Plans or Programs     Plans or Programs
-----------------------------------------------------------------------------------------
January 1 through
January 31, 2008          10,894        33.25                 23,125               76,875
-----------------------------------------------------------------------------------------
February 1 through
February 29, 2008            500        33.71                 23,625               76,375
-----------------------------------------------------------------------------------------
March 1 through
March 31, 2008             1,924        30.24                 25,549               74,451
-----------------------------------------------------------------------------------------
Total                     13,318  $     32.83                 25,549               74,451
-----------------------------------------------------------------------------------------

          On April 15, 2004, the Company announced the commencement of a stock repurchase program, pursuant to which it will, from time to time, repurchase up to 100,000 shares of its outstanding stock. The program does not have a stated expiration date. No stock repurchase programs were terminated during the first quarter of 2008.

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



Date:  May 12, 2008                     By:  /s/ Darrell R. Rains
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