Form 10-Q
period 2008-06-30
Southeastern Bank Financial CORP
filed 2008-08-08
CIK 880116

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark  One)

 X     Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act
---    of  1934
       For  the  quarterly  period  ended  June  30,  2008.
                                           ---------------

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

     Large  accelerated  filer  [ ]     Non-accelerated  filer  [ ]
                                        (do  not  check  if  a smaller
                                             reporting company)

     Accelerated filer [X]              Smaller reporting company [ ]

     Indicate  by  check  mark  whether  the  registrant  is a shell company (as
defined  in  Rule  12b-2  of  the  Exchange  Act):  Yes       No    X
                                                         ---       ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     5,974,850 shares of common stock, $3.00 par value per share, outstanding as of July 31, 2008.

                    SOUTHEASTERN BANK FINANCIAL CORPORATION
                                   FORM 10-Q
                                     INDEX

                                                                                   Page
Part I
      Item 1.   Financial Statements (Unaudited)

                Consolidated Balance Sheets as of June 30, 2008 and
                  December 31, 2007                                                   3

                Consolidated Statements of Income for the Three and Six
                  Months ended June 30, 2008 and 2007                                 4

                Consolidated Statements of Cash Flows for the
                  Six Months ended June 30, 2008 and 2007                             5

                Notes to Consolidated Financial Statements                            6

      Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations                        11

      Item 3.   Quantitative and Qualitative Disclosures about Market Risk           26

      Item 4.   Controls and Procedures                                              26

Part II  Other Information

      Item 1.   Legal Proceedings                                                     *

      Item 1A.  Risk Factors                                                         27

      Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds          27

      Item 3.   Defaults Upon Senior Securities                                       *

      Item 4.   Submission of Matters to a Vote of Security Holders                  28

      Item 5.   Other Information                                                     *

      Item 6.   Exhibits                                                             29

Signature                                                                            30

* No information submitted under this caption.

                                     PART I
                             FINANCIAL INFORMATION

            SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES

                          Consolidated Balance Sheets
                   (Dollars in thousands, except share data)

                                                              June 30,
                                                                2008       December 31,
                             Assets                          (Unaudited)        2007
                                                            ------------  --------------
Cash and due from banks                                     $    30,797   $      24,558
Federal funds sold                                                2,900               -
Interest-bearing deposits in other banks                            500             500
                                                            ------------  --------------
      Cash and cash equivalents                                  34,197          25,058

Investment securities
  Available-for-sale                                            250,230         245,429
  Held-to-maturity, at cost (fair values of
    $700 and $1,467, respectively)                                  689           1,435

Loans held for sale                                              19,372          11,303

Loans                                                           948,745         871,440
  Less allowance for loan losses                                (14,324)        (11,800)
                                                            ------------  --------------
      Loans, net                                                934,421         859,640

Premises and equipment, net                                      34,061          32,612
Accrued interest receivable                                       6,462           7,416
Bank-owned life insurance                                        17,019          16,660
Restricted equity securities                                      6,401           5,060
Other assets                                                     11,132           8,367
                                                            ------------  --------------

                                                            $ 1,313,984   $   1,212,980
                                                            ============  ==============

               Liabilities and Stockholders' Equity

Deposits
  Noninterest-bearing                                       $   115,804   $     101,272
  Interest-bearing:
    NOW accounts                                                156,811         132,186
    Savings                                                     288,859         289,731
    Money management accounts                                    75,518          73,609
    Time deposits over $100,000                                 287,902         243,501
    Other time deposits                                         125,479         111,867
                                                            ------------  --------------
                                                              1,050,373         952,166

Federal funds purchased and securities sold
  under repurchase agreements                                    61,425          81,166
Advances from Federal Home Loan Bank                             81,000          59,000
Other borrowed funds                                                400             500
Accrued interest payable and other liabilities                    9,790          10,390
Subordinated debentures                                          20,000          20,000
                                                            ------------  --------------

      Total liabilities                                       1,222,988       1,123,222
                                                            ------------  --------------

Stockholders' equity:
  Common stock, $3.00 par value; 10,000,000 shares
    authorized; 5,976,811 and 5,976,811 shares issued in
    2008 and 2007, respectively; 5,967,414 and 5,967,536
    shares outstanding in 2008 and 2007, respectively            17,930          16,301
  Additional paid-in capital                                     55,088          39,518
  Retained earnings                                              20,475          34,228
  Treasury stock, at cost; 9,397 and 9,275 shares in
    2008 and 2007, respectively                                    (278)           (317)
  Accumulated other comprehensive (loss) income, net             (2,219)             28
                                                            ------------  --------------

      Total stockholders' equity                                 90,996          89,758
                                                            ------------  --------------

                                                            $ 1,313,984   $    1,212,980
                                                            ===========   ==============

See accompanying notes to consolidated financial statements.

            SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES

                       Consolidated Statements of Income
                 (Dollars in thousands, except per share data)

                                  (Unaudited)

                                                 Three Months Ended        Six Months Ended
                                                       June 30,                June 30,
                                                ----------------------  ---------------------
                                                   2008        2007        2008        2007
                                                ----------  ----------  ----------  ---------
Interest income:
  Loans, including fees                         $   15,087  $  16,399  $   31,480  $   31,903
  Investment securities                              3,337      2,921       6,598       5,533
  Federal funds sold                                    96        316         187         682
  Interest-bearing deposits in other banks               6          7          12          13
                                                ----------  ---------  ----------  ----------
      Total interest income                         18,526     19,643      38,277      38,131
                                                ----------  ---------  ----------  ----------

Interest expense:
  Deposits                                           7,166      8,165      15,042      15,657
  Federal funds purchased and securities sold
    under repurchase agreements                        324        803         864       1,670
  Other borrowings                                     993      1,189       2,063       2,264
                                                ----------  ---------  -----------  ---------
      Total interest expense                         8,483     10,157      17,969      19,591
                                                ----------  ---------  -----------  ---------

      Net interest income                           10,043      9,486      20,308      18,540

Provision for loan losses                            1,652      1,030       2,923       1,606
                                                ----------  ---------  -----------  ---------

      Net interest income after provision
        for loan losses                              8,391      8,456      17,385      16,934
                                                ----------  ---------  -----------  ---------

Noninterest income:
  Service charges and fees on deposits               1,820      1,582       3,491       2,978
  Gain on sales of loans                             1,576      1,320       2,836       2,605
  Investment securities gains, net                      30          -          68          33
  Gain (loss) on sale of fixed assets                    5        (11)          8         (63)
  Retail investment income                             276        275         564         598
  Trust service fees                                   299        285         584         558
  Increase in cash surrender value of
    bank-owned life insurance                          194        161         358         326
  Miscellaneous income                                 252        161         473         329
                                                ----------  ---------  -----------  ---------
      Total noninterest income                       4,452      3,773       8,382       7,364
                                                ----------  ---------  -----------  ---------

Noninterest expense:
  Salaries and other personnel expense               5,383      4,628      10,554       9,424
  Occupancy expenses                                 1,005        743       2,030       1,503
  Other operating expenses                           2,877      2,212       5,601       4,427
                                                ----------  ---------  -----------  ---------
      Total noninterest expense                      9,265      7,583      18,185      15,354
                                                ----------  ---------  -----------  ---------

      Income before income taxes                     3,578      4,646       7,582       8,944

Income tax expense                                   1,170      1,675       2,539       3,214
                                                ----------  ---------  ----------  ----------

      Net income                                $    2,408  $   2,971   $   5,043  $    5,730
                                                ==========  =========  ==========  ==========

Basic net income per share                      $     0.40  $    0.50   $    0.85  $     0.96
                                                ==========  =========  ==========  ==========

Diluted net income per share                    $     0.40  $    0.49   $    0.84  $     0.95
                                                ==========  =========  ==========  ==========

Weighted average common shares outstanding       5,965,978  5,975,559   5,962,471   5,976,195
                                                ==========  =========  ==========  ==========

Weighted average number of common and
  common equivalent shares outstanding           6,020,119  6,049,907   6,021,581   6,051,869
                                                ==========  =========  ==========  ==========

See accompanying notes to consolidated financial statements.

            SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                  (Unaudited)

                                                             Six Months Ended June 30,
                                                                 2008        2007
                                                              ----------  ----------
Cash flows from operating activities:
Net income                                                    $    5,043   $   5,730
  Adjustments to reconcile net income to net cash
   provided by operating activities
    Depreciation                                                   1,094         730
    Deferred income tax benefit                                   (1,003)          -
    Provision for loan losses                                      2,923       1,606
    Net investment securities gains                                  (68)        (33)
    Net accretion of discount on investment securities               (88)       (111)
    Increase in CSV of bank owned life insurance                    (358)       (326)
    Stock options compensation cost                                  102         268
    (Gain) loss on disposal of premises and equipment                 (8)         63
    Loss on the sale of other real estate                              4           -
    Gain on sales of loans                                        (2,836)     (2,605)
    Real estate loans originated for sale                       (135,588)   (133,166)
    Proceeds from sales of real estate loans                     130,355     138,739
    Decrease (Increase) in accrued interest receivable               955        (679)
    Increase in other assets                                        (363)       (355)
    Decrease in accrued interest payable and other liabilities      (600)     (1,713)
                                                              ----------  ----------
      Net cash (used) provided by operating activities              (436)      8,148
                                                              ----------  ----------

Cash flows from investing activities:
    Proceeds from sales of available for sale securities          15,121           -
    Proceeds from maturities of available for sale securities     50,234      30,270
    Proceeds from maturities of held to maturity securities          765       1,045
    Purchase of available for sale securities                    (73,666)    (56,713)
    Purchase of restricted equity securities                      (1,341)       (168)
    Proceeds from redemption of FHLB stock                             -         225
    Net increase in loans                                        (78,117)    (63,185)
    Additions to premises and equipment                           (3,989)     (3,166)
    Proceeds from sale of other real estate                          408          48
    Proceeds from sale of premises and equipment                   1,454           8
                                                              ----------  ----------
      Net cash used in investing activities                      (89,131)    (91,636)
                                                              ----------  ----------

Cash flows from financing activities:
    Net increase in deposits                                      98,206      96,348
    Net decrease in federal funds purchased and
      securities sold under repurchase agreements                (19,741)       (438)
    Advances from Federal Home Loan Bank                          22,000           -
    Payments of Federal Home Loan Bank advances                        -      (5,000)
    Principal payments on other borrowed funds                      (100)          -
    Purchase of treasury stock                                      (437)        (71)
    Payment of cash dividends                                     (1,409)     (1,413)
    Proceeds from stock options exercised                            179           -
    Proceeds from Directors' stock purchase plan                      13           -
    Cash paid for fractional shares                                   (5)          -
                                                              ----------  ----------
      Net cash provided by financing activities                   98,706      89,426
                                                              ----------  ----------

      Net increase in cash and cash equivalents               $    9,139   $   5,938

Cash and cash equivalents at beginning of period                  25,058      40,911

                                                              ----------  ----------
Cash and cash equivalents at end of period                    $   34,197   $  46,849
                                                              ==========  ==========

Supplemental disclosures of cash paid during the period for:
  Interest                                                    $   18,635   $  19,931
                                                              ==========  ==========

  Income taxes                                                $    3,640   $   2,492
                                                              ==========  ==========

Supplemental information on noncash investing activities:
    Loans transferred to other real estate                    $      412   $     341
                                                              ==========  ==========

See accompanying notes to consolidated financial statements.

            SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 June 30, 2008

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

The financial statements for the three and six months ended June 30, 2008 and 2007 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2007.

In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations and cash flows for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results of operations which the Company may achieve for the entire year.

Some items in the prior period financial statements were reclassified to conform to the current presentation.

Note  2  -  Fair  Value  Measurements

 The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" at the beginning of our 2008 fiscal year. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurement. According to SFAS No. 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies to all assets and liabilities that are being measured and reported on a fair value basis. This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. This statement requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

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

Investments in tax credits: The fair values for tax credits are measured on a
---------------------------
recurring basis and are based upon total credits and deductions remaining to be allocated and total estimated credits and deductions to be allocated.(Level 3 inputs)

Assets and Liabilities Measured on a Recurring Basis
----------------------------------------------------
The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy:

                                                  Quoted
                                                Prices in
                                                  Active
                                                 Markets      Significant
                                                   for          Other         Significant
                                                Identical     Observable      Unobservable
                                   June 30,       Assets        Inputs          Inputs
                                     2008       (Level 1)      (Level 2)       (Level 3)
                                                 (Dollars in thousands)
                               ---------------------------------------------------------
Available-for-sale securities  $      250,230  $      291   $    249,939   $           -

Tax credits                               553           0              0             553

Held-to-maturity securities               700           0            700               0

                               --------------  ----------   ------------   -------------
Total                          $      251,483  $      291   $    250,639   $         553
                               ==============  ==========  =============  ==============

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended June 30, 2008:

         Fair Value Measurements Using Significant Unobservable Inputs
                                   (Level 3)

                                            Tax Credits
                                            -------------
Beginning balance, Jan. 1, 2008             $        594

Total realized losses included in earnings           (41)
                                            -------------
Ending balance, June 30, 2008               $        553
                                            =============


Assets  and  Liabilities  Measured  on  a  Non-Recurring  Basis
---------------------------------------------------------------

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

                            Quoted
                          Prices in
                            Active
                           Markets    Significant
                             for         Other       Significant
                June 30,  Identical    Observable   Unobservable
                            Assets       Inputs        Inputs
                  2008    (Level 1)    (Level 2)      (Level 3)
                -------------------------------------------------
Assets:
Impaired loans    14,949                                  14,949

The  following  represents  impairment  charges  recognized  during  the period:

Impaired loans, which are measured for impairment using the fair value of collateral for collateral-dependent loans, had a carrying amount of $14,949, with a valuation allowance of $3,000.

In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company has not fully implemented SFAS 157 for nonfinancial assets and liabilities. Nonfinancial assets at June 30, 2008 consist of other real estate owned, the amount of which was not material to the financial statements.

Note  3  -  Comprehensive  Income

Other comprehensive income for the Company consists of changes in net unrealized gains and losses on investment securities available for sale. Total comprehensive loss for the three months ended June 30, 2008 was $742 compared to total comprehensive income of $647 for the three months ended June 30, 2007.
Total comprehensive income for the six months ended June 30, 2008 was $2,796 compared to $4,135 for the six months ended June 30, 2007.

Note  4  -  Dividends  Declared

On April 16, 2008, the Company declared a quarterly cash dividend of $0.13 per share on outstanding shares. The dividend was paid on May 14, 2008 to shareholders of record as of May 2, 2008.

On April 23, 2008, the Company declared a 10% stock dividend which was paid on June 2, 2008 to shareholders of record as of May 22, 2008. No fractional shares were issued. Shareholders entitled to fractional shares received cash for the fractional shares at a price equal to the closing price of the stock as of the record date, adjusted for the stock dividend. 542,343 additional shares of common stock and 854 shares of treasury stock were issued in connection with the stock dividend. The Company's earnings per share has been adjusted accordingly for all periods presented.

On July 16, 2008, the Company declared a quarterly cash dividend of $0.13 per share on outstanding shares. The dividend is payable on August 18, 2008 to shareholders of record as of August 5, 2008.

Note  5  -  Unrealized  Losses  on  Investment  Securities

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

Note  6  -  Recently  Issued  Accounting  Standards  on the Financial Statements

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(Dollar amounts are expressed in thousands unless otherwise noted)

Overview
--------

Southeastern Bank Financial Corporation (the "Company") operates two wholly-owned subsidiaries in the Augusta-Richmond County, GA-SC metropolitan area. Georgia Bank & Trust Company (the "Bank") was organized by a group of local citizens and commenced business on August 28, 1989, with one branch location. Today, it is Augusta's largest community banking company operating nine full service branches in Augusta, Martinez, and Evans, Georgia and one branch in Athens, Georgia. Mortgage origination offices are located in Augusta, Savannah and Athens, Georgia. SB&T Capital Corporation (the "LPO") a wholly-owned subsidiary of the Bank, was organized on August 16, 2007 and opened an office in Greenville, South Carolina. On November 1, 2007 the Bank entered into an Operating Agreement with NMF Asset Management LLC ("NMF") whereby the Bank became a 30% partner. NMF is an investment management firm that provides services to individuals, trusts, pensions, nonprofit organizations as well as other institutions. Southern Bank & Trust (the "Thrift), a federally chartered thrift, operates three full service branches in North Augusta and Aiken, South Carolina. Effective first quarter 2008 the Thrift began originating mortgage loans to be sold in the secondary market. The Company's operations campus is located in Martinez, Georgia and services both subsidiaries.

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

The Company's primary source of income is from its lending activities followed by interest income from its investment activities, service charges and fees on deposits, and gain on sales of mortgage loans in the secondary market. Interest income on loans decreased during the first six months of 2008 as compared to the first six months of 2007 due to lower interest rates offset in part by increased levels of loans outstanding. Interest income on investment securities increased due to higher interest rates. Service charges and fees on deposits increased due to increases in NSF income on both retail and business checking accounts as a result of new account growth. The introduction of risk based pricing required by Fannie Mae and Freddie Mac which has resulted in higher coupon rates caused the increased gain on sale of loans during the first six months of 2008 as compared to the first six months of 2007.

                            Table 1 - Selected Financial Data

                                    June 30,     December 31,    December 31,
                                      2008           2007            2003
                                   -----------  --------------  --------------
                                             (Dollars in thousands)
Assets                             $1,313,984   $   1,212,980   $     630,633
Loans                                 968,117         882,743         432,679
Deposits                            1,050,373         952,166         483,952

Return on average total assets           0.80%           1.04%           1.31%
Return on average equity                11.53%          14.03%          15.62%

The Company continues to experience steady growth as evidenced in Table 1 above. The Company has also achieved significant increases in loans and deposits and continues to provide strong returns on assets and equity as noted in the table above. Net income for the year ended 2003 was $7.9 million compared to net income of $11.8 million at year end 2007. Net income for the six months ended June 30, 2008 was $5.0 million. The Company has paid cash dividends of $0.13 per share paid each quarter since 2004.

The Company meets its liquidity needs by managing cash and due from banks, federal funds purchased and sold, maturity of investment securities, principal repayments from mortgage-backed securities, and draws on lines of credit. Additionally, liquidity can be managed through structuring deposit and loan maturities. The Company funds loan and investment growth with core deposits, securities sold under repurchase agreements, Federal Home Loan Bank advances and other wholesale funding including brokered certificates of deposit. During inflationary periods, interest rates generally increase and operating expenses generally rise. When interest rates rise, variable rate loans and investments produce higher earnings; however, deposit and other borrowings interest expense also rise. The Company monitors its interest rate risk as it applies to net income in a ramp up and down annually 200 basis points (2%) scenario and as it applies to economic value of equity in a shock up and down 200 (2%) basis points scenario. The Company monitors operating expenses through responsibility center budgeting.

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

The allowance for loan losses is established through a provision for loan losses charged to expense, which affects the Company's earnings directly. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Subsequent recoveries are added to the allowance. The allowance is an amount that reflects management's estimate of the level of inherent losses in the portfolio. Factors considered by management in determining the adequacy of the allowance include, but are not limited to: (1) detailed reviews of individual loans; (2) historical and current trends in loan charge-offs for the various portfolio segments evaluated; (3) the level of the allowance in relation to total loans and to historical loss levels; (4) levels and trends in non-performing and past due loans; (5) collateral values of properties securing loans; (6) management's assessment of economic conditions. The Company's Board of Directors reviews the recommendations of management regarding the appropriate level for the allowance for loan losses based upon these factors.

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

The Company continues to refine the methodology on which the level of the allowance for loan losses is based, by comparing historical loss ratios utilized to actual experience and by classifying loans for analysis based on similar risk characteristics. Cash receipts for accruing loans are applied to principal and interest under the contractual terms of the loan agreement; however, cash receipts on impaired and nonaccrual loans for which the accrual of interest has been discontinued are applied to principal and interest income depending upon the overall risk of principal loss to the Company.

Performance Overview -- Net Income
----------------------------------

The Company's net income for the second quarter of 2008 was $2,408, which was a decrease of $563 (18.9%) compared to net income of $2,971 for the second quarter of 2007. Diluted net income per share for the three months ended June 30, 2008 was $0.40 compared to $0.49 for the three months ended June 30, 2007. Net income for the first six months of 2008 was $5,043, a decrease of $687 (12.0%) compared with net income of $5,730 for the first six months of 2007. The decrease in net income for the three and six months ended June 30, 2008 as compared with the three and six months ended June 30, 2007, was primarily a result of increases in the provision for loan losses due to increased levels of nonperforming assets. Interest income on loans decreased due to lower interest rates somewhat offset by increased volumes. Interest income on investment securities increased due to increased volumes and higher interest rates. Interest expense on deposits, securities sold under repurchase agreements and other borrowings decreased as a result of lower interest rates.

Factors contributing to the increase in noninterest income for the six months ended June 30, 2008, were primarily due to increases in service charges and fees on deposits due to NSF income on retail and business checking accounts as a result of new account growth. Noninterest expense increased during the three and six months ended June 30, 2008 compared to the same periods ended June 30, 2007, due to increases in salaries, employee benefits, occupancy expense and other operating expenses. Significant changes in other operating expenses during the three and six month periods include increases in processing, marketing, communications, professional fees, and insurance and tax expense.

                                    Table 2 - Selected Balance Sheet Data


                                                                                     Variance
                                               June 30,         December 31,   ---------------------
                                                 2008              2007           Amount         %
                                             -------------    -------------    ----------    -------
                                                                (Dollars in thousands)
Cash and due from banks                      $      30,797    $      24,558    $   6,239       25.4%
Federal funds sold                                   2,900                -        2,900         N/A
Investment securities                              250,919          246,864        4,055        1.6%
Loans                                              968,117          882,743       85,374        9.7%
Assets                                           1,313,984        1,212,980      101,004        8.3%
Deposits                                         1,050,373          952,166       98,207       10.3%
Securities sold under repurchase agreements         61,425           81,166      (19,741)    (24.3%)
Advances from Federal Home Loan Bank                81,000           59,000       22,000       37.3%
Liabilities                                      1,222,988        1,123,222       99,766        8.9%
Stockholders' equity                                90,996           89,758        1,238        1.4%

Table 2 highlights significant changes in the balance sheet at June 30, 2008 as compared to December 31, 2007. Assets increased $101,004, primarily the result of higher balances for loans and investment securities as well as increases in cash and due from banks. These increases were funded by increases in total deposits of $98,207 along with increases in Federal Home Loan Bank advances, somewhat offset by decreases in securities sold under repurchase agreements. Net income of $5,043 less cash dividends paid of $1,409 also contributed to the funding.

The annualized return on average assets for the Company was 0.80% for the six months ended June 30, 2008, compared to 1.06% for the same period last year. While total assets have increased $180,666 since second quarter 2007, net income has decreased $563 resulting in a decrease in ROA.

The annualized return on average stockholders' equity was 11.53% for the six months ended June 30, 2008, compared to 14.19% for the same period last year. The decrease is primarily attributable to the decrease in net income and increases in accumulated other comprehensive income.

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

                             Table 3 - Average Balances, Income and Expenses, Yields and Rates


                                               Three Months Ended June 30, 2008           Three Months Ended June 30, 2007
                                               --------------------------------           --------------------------------
                                                           Annualized                               Annualized
                                                            Average        Amount                    Average       Amount
                                              Average       Yield or       Paid or     Average       Yield or      Paid or
                                               Amount         Rate         Earned       Amount         Rate        Earned
                                             ---------------------------------------  -------------------------------------
                                                                         (Dollars in thousands)
Interest-earning assets:
  Loans                                      $  946,386           6.33%  $    15,087  $  792,449           8.22%  $  16,399
  Investment securities                         251,467           5.31%        3,337     227,454           5.14%      2,921
  Federal funds sold                             19,628           1.96%           96      23,177           5.46%        316
  Interest-bearing deposits in other
    banks                                           500           4.60%            6         511           5.48%          7
                                             ----------                  -----------  ----------                  ---------
      Total interest-earning assets          $1,217,981           6.05%  $    18,526  $1,043,591           7.48%  $  19,643
                                             ----------                  -----------  ----------                  ---------

Interest-bearing liabilities:
  Deposits                                   $  918,522           3.13%  $     7,166  $  769,266           4.26%  $   8,165
  Federal funds purchased / securities
    sold under repurchase agreements             62,589           2.08%          324      61,431           5.24%        803
  Other borrowings                              100,145           3.98%          993      78,479           6.08%      1,189
                                             ----------                  -----------  ----------                  ---------
      Total interest-bearing liabilities     $1,081,256           3.15%  $     8,483  $  909,176           4.48%  $  10,157
                                             ----------                  -----------  ----------                  ---------

Net interest margin/income:                                       3.25%  $    10,043                       3.58%  $   9,486
                                                                         ===========                              =========

                             Table 4 - Average Balances, Income and Expenses, Yields and Rates

                                               Six Months Ended June 30, 2008             Six Months Ended June 30, 2007
                                               ------------------------------             ------------------------------
                                                           Annualized                               Annualized
                                                            Average        Amount                    Average       Amount
                                              Average       Yield or       Paid or     Average       Yield or      Paid or
                                               Amount         Rate         Earned       Amount         Rate        Earned
                                             ---------------------------------------  -------------------------------------
                                                                         (Dollars in thousands)
Interest-earning assets:
  Loans                                      $  921,443           6.78%  $    31,480  $  776,823           8.20%  $  31,903
  Investment securities                         250,042           5.28%        6,598     216,130           5.12%      5,533
  Federal funds sold                             17,303           2.16%          187      26,138           5.26%        682
  Interest-bearing deposits in other
    banks                                           500           4.60%           12         512           5.27%         13
                                             ----------                  -----------  ----------                  ---------
      Total interest-earning assets          $1,189,288           6.40%  $    38,277  $1,019,603           7.47%  $  38,131
                                             ----------                  -----------  ----------                  ---------

Interest-bearing liabilities:
  Deposits                                   $  896,472           3.37%  $    15,042  $  744,111           4.24%  $  15,657
  Federal funds purchased / securities
    sold under repurchase agreements             63,447           2.73%          864      64,046           5.26%      1,670
  Other borrowings                               93,328           4.43%        2,063      79,531           5.74%      2,264
                                             ----------                  -----------  ----------                  ---------
      Total interest-bearing liabilities     $1,053,247           3.42%  $    17,969  $  887,688           4.45%  $  19,591
                                             ----------                  -----------  ----------                  ---------

Net interest margin/income:                                       3.37%  $    20,308                       3.59%  $  18,540
                                                                         ===========                              =========


Net interest income increased $556 (5.9%) during the three-month period and $1,768 (9.5%) during the six-month period as compared to the same period in 2007. Loan interest income decreased $1,312 and $423 in the three and six month periods, respectively, while deposit interest expense decreased $999 and $615 in the three and six month periods, respectively, all the result of decreasing interest rates offset in part by the continued growth of account balances. The annual average balance for loans was $921,443 at June 30, 2008 with an annualized average yield of 6.78% compared to $776,823 at June 30, 2007 with an annualized average yield of 8.20%. Interest-bearing deposits had an annual average balance of $896,472 with an annualized average rate of 3.37% at June 30, 2008 compared to $744,111 and 4.24% at June 30, 2007. Other contributing factors during both the three and six month periods included increases in interest income on investment securities, decreases in interest expense on other borrowings, securities sold under repurchase agreements and subordinated debentures, all the result of lower interest rates.

The Company's net interest margin for the three and six months ended June 30, 2008 was 3.25% and 3.37% respectively as compared to 3.58% and 3.59% for the three and six months ended June 30, 2007. The rate for earning assets decreased 143 basis points and 107 basis points for the three and six month periods, respectively, with lower average yields on loans and federal funds sold accounting for most of the decrease. The cost to fund earning assets decreased 133 basis points and 103 basis points for the three and six month periods, respectively, primarily due to lower rates on deposits and securities sold under repurchase agreements.

Noninterest  Income
-------------------

                                              Table 5 - Noninterest Income

                                Three Months Ended                              Six Months Ended
                                     June 30,               Variance               June 30,               Variance
                              -----------------------  -------------------  ----------------------  --------------------
                                   2008        2007     Amount       %          2008        2007      Amount       %
                              --------------  -------  ---------  --------  -------------  -------  ----------  --------
                                           (Dollars in thousands)                        (Dollars in thousands)

Service charges and fees
  on deposits                 $        1,820  $1,581   $     239     15.1%  $       3,491  $2,978   $     513      17.2%
Gain on sales of loans                 1,576   1,320         256     19.4%          2,836   2,605         231       8.9%
Investment securities
  (losses) gains, net                     30       -          30       N/A             68      33          35     104.2%
Gain on sale of fixed assets               5     (11)         16  (144.6%)              8     (63)         71   (112.2%)
Retail investment income                 276     275           1      0.2%            564     598         (34)    (5.7%)
Trust services fees                      299     285          14      4.9%            584     558          26       4.7%
Increase in cash surrender
  value of bank-owned
  life insurance                         194     161          33     20.6%            358     326          32       9.9%
Miscellaneous income                     252     162          90     55.7%            473     329         144      43.7%
                              --------------  -------  ---------  --------  -------------  -------  ----------  --------
Total noninterest income      $        4,452  $3,773   $     679     18.0%  $       8,382  $7,364   $   1,018      13.8%
                              ==============  =======  =========  ========  =============  =======  ==========  ========

Noninterest income increased $679 (18.0%) during the three-month period and increased $1,018 (13.8%) during the six-month period. The most significant changes for the three and six month periods were increases in service charges and fees on deposits and gain on sale of loans. Service charges and fees on deposits increased primarily due to increases in NSF income on both retail and business checking accounts as a result of new account growth. The increased gain on sale of loans is due to the introduction of risk based pricing required by Fannie Mae and Freddie Mac which has resulted in higher coupon rates.

Noninterest  Expense
--------------------

                                       Table 6 - Noninterest Expense

                                Three Months Ended                      Six Months Ended
                                     June 30,           Variance             June 30,           Variance
                           ----------------------  ----------------  ---------------------  ----------------
                                2008        2007     Amount     %       2008        2007      Amount     %
                           --------------  ------  ---------  -----  -----------   -------  ---------  -----
                                       (Dollars in thousands)                 (Dollars in thousands)
Salaries and other
  personnel expense        $        5,383  $4,628  $     755  16.3%  $     10,554  $ 9,424  $   1,130  12.0%
Occupancy expenses                  1,005     743        262  35.3%         2,030    1,503        527  35.1%
Other operating expenses            2,877   2,212        665  30.1%         5,601    4,427      1,174  26.5%
                           --------------  ------  ---------  -----  ------------  -------  ---------  -----
Total noninterest expense  $        9,265  $7,583  $   1,682  22.2%  $     18,185  $15,354  $   2,831  18.4%
                           ==============  ======  =========  =====  ============  =======  =========  =====

Noninterest expense increased $1,682 (22.2%) during the three-month period and $2,831 (18.4%) during the six-month period.

Salaries  and  other  personnel  expenses:

Salaries and other personnel expense increased $755 (16.3%) during the three-month period and $1,130 (12.0%) during the six-month period as compared to the same period in 2007. This increase is primarily due to the opening of new full service branches in North Augusta and Aiken, South Carolina and in Evans, Georgia as well as the addition of a loan production office in Greenville, South Carolina. The Company's continued growth and expansion has resulted in the addition of new personnel, resulting in increased salaries, somewhat offset by increases in contra salary expense in compliance with SFAS No. 91.

Occupancy  expenses:

Increases in occupancy expenses during the three and six month periods were primarily due to rent and lease expense for the North Augusta and Greenville, South Carolina offices. Additionally, miscellaneous equipment purchases and depreciation expense increased as a result of opening new branches and the new Operations Campus in the last quarter of 2007.

Other  operating  expenses:

Other operating expenses increased $665 (30.1%) for the three-month period and $1,174 (26.5%) for the six-month period. Increases in processing expenses during both the three and six month periods were attributable to increases in retail checking account expense, ATM processing and payroll processing fees. Marketing expenses increased primarily due to additional expenses for TV and other print media advertising. Communications expense increased as a result of additional telephone expense. Increases in professional fees were attributable to outsourcing of the Sarbanes Oxley testing as well as increased legal and consulting fees. Insurance and tax expense increased for both the three-month and six-month periods due to the FDIC credit of $96 that was used in 2007.

Income  Taxes
-------------

Income tax expense in the second quarter of 2008 totaled $1,170, a decrease of $505 (30.2%) over the second quarter of 2007. The effective tax rate for the three months ended June 30, 2008 and 2007 was 32.7% and 36.1%, respectively. Income tax expense for the six months ended June 30, 2008 totaled $2,539 for an effective tax rate of 33.5% compared to 35.9% for the six months ended June 30, 2007. The decrease in the effective tax rate for both the three and six month periods is primarily due to the increased estimate of state tax credits and lower pretax income while tax exempt income has remained consistent.

Asset  Quality
--------------

Table 7 which follows shows the current and prior period amounts of non-performing assets. Non-performing assets were $27,689 at June 30, 2008, compared to $5,495 at December 31, 2007 and $3,411 at June 30, 2007. Significant changes from December 2007 to June 2008 include a $224 increase in non-performing assets with balances less than $100, a $21,970 increase for customers with balances greater than $100 due to $22,511 from new nonaccrual loans, somewhat offset by a $536 foreclosure as well as payments on existing nonaccrual loan balances. The ratio of non-performing assets to total loans and other real estate was 2.86% at June 30, 2008, compared to 0.62% at December 31, 2007 and 0.42% at June 30, 2007. The control and monitoring of non-performing assets continues to be a priority of management.

The increase in non-performing assets is comprised mainly of several loan relationships in the ADC, commercial real estate and 1-4 family residential mortgage categories, including certain participations purchased. The primary reason for the increase is due to current market conditions which have slowed the absorption of builders' completed homes and developed lots along with some decline in property values.

There were no loans past due 90 days or more and still accruing at June 30, 2008, December 31, 2007 and June 30, 2007.

                               Table 7 - Non-Performing Assets
                                    (Dollars in thousands)

                                                         June 30,    December 31,    June 30,
                                                           2008          2007          2007
                                                        ----------  --------------  ----------
Nonaccrual loans                                        $  27,689   $       5,495   $   3,118
Other real estate owned                                         -               -         293
                                                        ----------  --------------  ----------
    Total non-performing assets                         $  27,689   $       5,495   $   3,411
                                                        ==========  ==============  ==========

Loans past due 90 days or more
  and still accruing interest                           $       -   $           -   $       -
                                                        ==========  ==============  ==========

Non-performing assets to total assets                        2.11%           0.45%       0.30%

Non-performing assets to total loans and ORE                 2.86%           0.62%       0.42%

Allowance for loan loss to total non-performing assets      51.73%         214.74%     326.39%


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

When reviewing the allowance for loan losses, it is important to understand to whom the Company lends. The following table sets forth the composition of the Company's loan portfolio as of June 30, 2008 and December 31, 2007.

                       Table 8 - Loan Portfolio Composition

                                           June 30,2008        December 31, 2007
                                       ---------------------  -------------------
                                        Amount        %         Amount       %
                                       ---------  ----------  ----------  -------
                                                 (Dollars in thousands)
Commercial financial and agricultural  $100,096       10.34%  $  93,318    10.57%
                                       ---------  ----------  ----------  -------
Real estate
  Commercial                            262,846       27.15%    236,358    26.78%
  Residential                           197,902       20.44%    190,613    21.59%
  Residential held for sale              19,372        2.00%     11,303     1.28%
  Construction and
    development                         356,900       36.87%    318,438    36.07%
                                       ---------  ----------  ----------  -------
      Total real estate                 837,020       86.46%    756,712    85.72%
                                       ---------  ----------  ----------  -------
Lease financing                              35        0.00%         37     0.00%
Consumer
  Direct                                 25,521        2.64%     25,569     2.90%
  Indirect                                3,728        0.39%      4,237     0.48%
  Revolving                               2,460        0.25%      3,819     0.43%
                                       ---------  ----------  ----------  -------
      Total consumer                     31,709        3.28%     33,625     3.81%
                                       ---------  ----------  ----------  -------
Deferred loan origination fees             (743)      -0.08%       (949)   -0.11%
                                       ---------  ----------  ----------  -------
      Total                             968,117      100.00%  $ 882,743   100.00%
                                       =========  ==========  ==========  =======

At June 30, 2008, the loan portfolio is comprised of 86.46% real estate loans. Commercial, financial and agricultural loans comprise 10.34%, and consumer loans comprise 3.28% of the portfolio.

Commercial real estate comprises 27.15% of the loan portfolio and is approximately half owner occupied properties where the operations of the commercial entity provide the necessary cash flow to service the debt. For this portion of real estate loan portfolio, repayment is not dependent upon the sale of the real estate held as collateral. Construction and development (36.87%) has been an increasingly important portion of the real estate loan portfolio. The Company carefully monitors the loans in this category since the repayment of these loans is generally dependent upon the sale of the real estate in the normal course of business and can be impacted by national and local economic conditions. The residential category, 20.44% of the portfolio, represents those loans that the Company chooses to maintain in its portfolio rather than selling into the secondary market for marketing and competitive reasons and commercial loans secured by residential real estate. The residential held for sale category, 2.00% of the portfolio, comprises loans that are in the process of being sold into the secondary market. In these loans, the credit has been approved by the investor and the interest rate locked so that the Company minimizes credit and interest rate risk with respect to these loans.

The Company has no large loan concentrations to individual borrowers. Unsecured loans at June 30, 2008 were $17.9 million. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may advise additions to the allowance based on their judgments about information available to them at the time of their examination. Such regulatory guidance is considered, and the Company may recognize additions to the allowance as a result.

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management's analysis of risk in the loan portfolio. Loans determined to be uncollectible are charged to the allowance for loan losses and subsequent recoveries are added to the allowance. A provision for losses in the amount of $1,650 was charged to expense for the quarter ended June 30, 2008 compared to $1,030 for the quarter ended June 30, 2007, and $2,921 for the six months ended June 30, 2008 compared to $1,605 for the six months ended June 30, 2007. The increase in provision for loan losses for both three and six month periods is primarily due to an increase in classified/watch loans, weaknesses in a few residential development loans participated with other banks as well as the provision related to overall loan growth, including the new Thrift's loan portfolio. The increase in the allowance for loan losses as of June 30, 2008 as compared to June 30, 2007 is primarily due to increases in outstanding loan balances, increases in the allowance applicable to specific loans, and increases to the allowance due to higher levels of Classified and Watch-rated debt as well as management's assessment of current economic environment.

                      Table 9 - Allowance for Loan Losses
                             (Dollars in Thousands)

                                2008      2007
                              --------  --------
Beginning balance, January 1  $11,800   $ 9,777
Provision charged to expense    2,921     1,605
Recoveries                        387       413
Loans charged off                (784)     (662)
                              --------  --------
Ending balance, June 30       $14,324   $11,133
                              ========  ========

At June 30, 2008 the ratio of allowance for loan losses to total loans was 1.48% compared to 1.34% at December 31, 2007 and 1.37% at June 30, 2007. Management considers the current allowance for loan losses appropriate based upon its analysis of risk in the portfolio, although there can be no assurance that the assumptions underlying such analysis will continue to be correct.

Liquidity  and  Capital  Resources
----------------------------------

The Company's liquidity remains adequate to meet operating and loan funding requirements. The loan to deposit ratio at June 30, 2008 was 92.2% compared to 92.7% at December 31, 2007 and 90.1% at June 30, 2007. Deposits at June 30, 2008 and December 31, 2007 include $104,609 and $78,482 of brokered certificates of deposit, respectively. The Bank and the Thrift have also utilized borrowings from the Federal Home Loan Bank. They each maintain a line of credit with the Federal Home Loan Bank approximating 10% of their total assets. Federal Home Loan Bank advances are collateralized by eligible first mortgage loans, commercial real estate loans and investment securities. These borrowings totaled $81,000 at June 30, 2008. GB&T maintains repurchase lines of credit with SunTrust Robinson Humphrey, Atlanta, Georgia, for advances up to $20,000 of which no amounts were outstanding at June 30, 2008. GB&T has a federal funds purchased accommodation with Silverton Bank, Atlanta, Georgia, for advances up to $16,700 and with SunTrust Bank, Atlanta, Georgia for advances up to $10,000, while SB&T has a federal funds purchased accommodation with Silverton Bank, Atlanta, Georgia, for advances up to $3,300. Additionally, liquidity needs can be satisfied by the structuring of the maturities of investment securities and the pricing and maturities on loans and deposits offered to customers. The Company also uses retail securities sold under repurchase agreements to fund growth. Retail securities sold under repurchase agreements were $57,911 at June 30, 2008.

Shareholders' equity to total assets was 6.93% at June 30, 2008 compared to 7.40% at December 31, 2007 and 7.22% at June 30, 2007. The capital of the Company exceeded all required regulatory guidelines at June 30, 2008. The Company's Tier 1 risk-based, total risk-based and leverage capital ratios were 10.73%, 11.98%, and 8.74%, respectively, at June 30, 2008. The following table reflects the current regulatory capital levels in more detail, including comparisons to the regulatory minimums.

                        Table 10 - Regulatory Capital Requirements
                                      June 30, 2008
                                  (Dollars in Thousands)



                                                     Required for capital
                                   Actual              adequacy purposes       Excess
                               Amount   Percent      Amount     Percent   Amount  Percent
                              ------------------  ----------------------  ----------------
Southeastern Bank Financial
Corporation

Risk-based capital:
  Tier 1 capital              $113,075    10.73%        42,158     4.00%  70,917     6.73%
  Total capital                126,281    11.98%        84,315     8.00%  41,966     3.98%
Tier 1 leverage ratio          113,075     8.74%        51,768     4.00%  61,307     4.74%

Georgia Bank & Trust Company

Risk-based capital:
  Tier 1 capital              $ 93,122     9.87%        37,746     4.00%  55,376     5.87%
  Total capital                104,931    11.12%        75,493     8.00%  29,438     3.12%
Tier 1 leverage ratio           93,122     7.86%        53,307     4.50%  39,815     3.36%

Southern Bank & Trust

Risk-based capital:
  Tier 1 capital              $ 14,052    13.16%         4,270     4.00%   9,782     9.16%
  Total capital                 15,388    14.41%         8,540     8.00%   6,848     6.41%
Tier 1 leverage ratio           14,052    13.30%         4,226     4.00%   9,826     9.30%

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

Unfunded commitments to extend credit where contract amounts represent potential credit risk totaled $178,966 at June 30, 2008. These commitments are primarily at variable interest rates.

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

Table 11 - Commitments                                        More
and Contractual Obligations     Less than    1 - 3   3 - 5   than 5
($in thousands)                   1 Year     Years   Years    Years
------------------------------  ----------  -------  ------  -------
Lines of credit                 $  178,966        -       -        -
Lease agreements                       338      623     291      113
Deposits                         1,005,259   39,213   5,449      452
Securities sold under
  repurchase agreements             57,911        -       -        -
FHLB advances                       29,000   32,000       -   20,000
Other borrowings                       400        -       -        -
                                ----------  -------  ------  -------
    Total commitments and
      contractual obligations   $1,271,874  $71,836  $5,740  $20,565
                                ==========  =======  ======  =======

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

Item  3.  Quantitative  and  Qualitative  Disclosures  About  Market  Risk

As of June 30, 2008, there were no substantial changes in the interest rate sensitivity analysis or the sensitivity of market value of portfolio equity for various changes in interest rates calculated as of December 31, 2007. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company's audited consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2007 included in the Company's 2007 Annual Report on Form 10-K.

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

Item  2.       Unregistered  Sales  of  Equity Securities and Use of Proceeds

               Issuer Purchases of Equity Securities

               The following table sets forth information regarding the Company's purchases of its common stock on a monthly basis during the second quarter of 2008. No shares were repurchased during the second quarter.

                                                                  Maximum Number
                                           Total Number of        (or Appropriate
                   Total                  Shares (or Units)      Dollar Value) of
                 Number of   Average    Purchased as Part of   Shares (or Units) Yet
                  Shares    Price Paid   Publicly Announced     Be Purchased Under
Period           Purchased  Per Share     Plans or Programs    the Plans or Programs
---------------  ---------  ----------  ---------------------  ---------------------
April 1 through
April 30, 2008           -           -                 25,549                 74,451
---------------  ---------  ----------  ---------------------  ---------------------
May 1 through
May 31, 2008             -           -                 25,549                 74,451
---------------  ---------  ----------  ---------------------  ---------------------
June 1 through
June 30, 2008            -           -                 25,549                 74,451
---------------  ---------  ----------  ---------------------  ---------------------
Total                    -           -                 25,549                 74,451
---------------  ---------  ----------  ---------------------  ---------------------

               On April 15, 2004, the Company announced the commencement of a stock repurchase program, pursuant to which it will, from time to time, repurchase up to 100,000 shares of its outstanding stock. The program does not have a stated expiration date. No stock repurchase programs were terminated during the second quarter of 2008.

Item  3.       Defaults  Upon  Senior  Securities

               Not  applicable

Item  4.       Submission  of  Matters  to  a  Vote  of  Security  Holders

          (a) The Annual Meeting of Shareholders was held on April 23, 2008 at the Company's Cotton Exchange office located at 32 8th Street, Augusta, Georgia.

          (b) The following directors were elected for a term of one year and until a successor is duly qualified and elected:

                   William  J.  Badger
                   R.  Daniel  Blanton
                   Warren  Daniel
                   Edward  G.  Meybohm
                   Robert  W.  Pollard,  Jr.
                   Larry  S.  Prather,  Sr.
                   Randolph  R.  Smith
                   Ronald  L.  Thigpen
                   John  W.  Trulock,  Jr.
                   W.  Marshall  Brown
                   Patrick  D.  Cunning

          (c) The following matters were voted on at the meeting as was previously identified in the Proxy materials forwarded to each shareholder:

               1. Proposal to elect the eleven individuals nominated by management as Directors.

                    Votes  were  cast  as  follows:

               Director                 For        Withhold
               --------                 ---        --------
               William J. Badger        4,799,407     3,355
               R. Daniel Blanton        4,796,907     5,855
               Warren Daniel            4,799,407     3,355
               Edward G. Meybohm        4,799,407     3,355
               Robert W. Pollard, Jr.   4,796,907     5,855
               Larry S. Prather, Sr.    4,799,407     3,355
               Randolph R. Smith, M.D.  4,796,907     5,855
               Ronald L. Thigpen        4,794,391     8,371
               John W. Trulock, Jr.     4,799,407     3,355
               W. Marshall Brown        4,799,407     3,355
               Patrick D. Cunning       4,799,407     8,371

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

                    SOUTHEASTERN BANK FINANCIAL CORPORATION



Date:  August 11, 2008                       By: /s/ Darrell R. Rains
       ---------------                           --------------------
                                             Darrell R. Rains
                                             Group Vice President, Chief
                                             Financial Officer (Duly Authorized
                                             Officer of Registrant and Principal
                                             Financial Officer)