Form 10-Q
period 2008-09-30
Southeastern Bank Financial CORP
filed 2008-11-10
CIK 880116

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008.
or

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to                     .
Commission File No. 000-24172
Southeastern Bank Financial Corporation
(Exact name of registrant as specified in its charter)

Georgia	58-2005097

(State of Incorporation)	(I.R.S. Employer Identification No.)
3530 Wheeler Road, Augusta, Georgia 30909
(Address of principal executive offices)
(706) 738-6990
(Issuer’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Check whether the issuer is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Non-accelerated filer ☐
*(do not check if a smaller reporting company)

Accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
5,987,674 shares of common stock, $3.00 par value per share, outstanding as of October 31, 2008.

SOUTHEASTERN BANK FINANCIAL CORPORATION
FORM 10-Q
INDEX

PART I
FINANCIAL INFORMATION

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	September 30,	December 31,
	2008	2007
	(Unaudited)
Assets

Cash and due from banks	$28,712	$24,558
Federal funds sold	43,210	—
Interest-bearing deposits in other banks	500	500

Cash and cash equivalents	72,422	25,058

Investment securities
Available-for-sale	240,916	245,429
Held-to-maturity, at cost (fair values of $698 and $1,467, respectively)	689	1,435

Loans held for sale	15,187	11,303

Loans	985,239	871,440
Less allowance for loan losses	(13,516)	(11,800)

Loans, net	971,723	859,640

Premises and equipment, net	34,263	32,612
Accrued interest receivable	6,436	7,416
Bank-owned life insurance	17,209	16,660
Restricted equity securities	6,595	5,060
Other assets	12,690	8,367

	$1,378,130	$1,212,980

Liabilities and Stockholders’ Equity

Deposits
Noninterest-bearing	$109,742	$101,272
Interest-bearing:
NOW accounts	151,886	132,186
Savings	280,699	289,731
Money management accounts	70,237	73,609
Time deposits over $100,000	366,536	243,501
Other time deposits	146,685	111,867

	1,125,785	952,166

Federal funds purchased and securities sold under repurchase agreements	48,607	81,166
Advances from Federal Home Loan Bank	84,000	59,000
Other borrowed funds	400	500
Accrued interest payable and other liabilities	8,777	10,390
Subordinated debentures	20,000	20,000

Total liabilities	1,287,569	1,123,222

Stockholders’ equity:
Common stock, $3.00 par value; 10,000,000 shares authorized; 5,987,451 and 5,976,811 shares issued in 2008 and 2007, respectively; 5,987,169 and 5,967,536 shares outstanding in 2008 and 2007, respectively	17,962	16,301
Additional paid-in capital	55,130	39,518
Retained earnings	21,573	34,228
Treasury stock, at cost; 282 and 9,275 shares in 2008 and 2007, respectively	(7)	(317)
Accumulated other comprehensive (loss) income, net	(4,097)	28

Total stockholders’ equity	90,561	89,758

	$1,378,130	$1,212,980

See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
(Dollars in thousands, except share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Interest income:
Loans, including fees	$15,003	$17,139	$46,483	$49,042
Investment securities	3,345	3,016	9,944	8,548
Federal funds sold	188	220	375	902
Interest-bearing deposits in other banks	7	6	18	20

Total interest income	18,543	20,381	56,820	58,512

Interest expense:
Deposits	7,497	8,688	22,539	24,346
Federal funds purchased and securities sold under repurchase agreements	295	830	1,160	2,499
Other borrowings	1,009	1,127	3,072	3,391

Total interest expense	8,801	10,645	26,771	30,236

Net interest income	9,742	9,736	30,049	28,276

Provision for loan losses	2,073	1,001	4,996	2,607

Net interest income after provision for loan losses	7,669	8,735	25,053	25,669

Noninterest income:
Service charges and fees on deposits	1,955	1,675	5,446	4,654
Gain on sales of loans	1,529	1,350	4,365	3,954
(Loss) gain on sale of fixed assets	(1)	1,095	7	1,032
Investment securities gains (losses), net	21	(278)	88	(245)
Retail investment income	277	296	841	894
Trust service fees	288	271	873	830
Increase in cash surrender value of bank-owned life insurance	190	169	548	495
Miscellaneous income	178	168	652	497

Total noninterest income	4,437	4,746	12,820	12,111

Noninterest expense:
Salaries and other personnel expense	5,202	4,905	15,755	14,329
Occupancy expenses	1,122	845	3,153	2,348
Other operating expenses	3,041	2,558	8,642	6,985

Total noninterest expense	9,365	8,308	27,550	23,662

Income before income taxes	2,741	5,173	10,323	14,118

Income tax expense	866	1,817	3,405	5,031

Net income	$1,875	$3,356	$6,918	$9,087

Basic net income per share	$0.31	$0.56	$1.16	$1.52

Diluted net income per share	$0.31	$0.56	$1.15	$1.50

Weighted average common shares outstanding	5,976,883	5,971,086	5,967,310	5,974,473

Weighted average number of common and common equivalent shares outstanding	6,018,584	6,042,428	6,010,367	6,048,633

See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$6,918	$9,087
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,685	1,114
Deferred income tax benefit	(1,003)	—
Provision for loan losses	4,996	2,607
Net investment securities (gains) losses	(88)	245
Net accretion of discount on investment securities	(133)	(113)
Increase in CSV of bank owned life insurance	(548)	(495)
Stock options compensation cost	155	405
Gain on disposal of premises and equipment	(7)	(1,032)
Loss (gain) on the sale of other real estate	4	(3)
Gain on sales of loans	(4,365)	(3,954)
Real estate loans originated for sale	(197,388)	(198,634)
Proceeds from sales of real estate loans	197,869	207,883
Decrease (increase) in accrued interest receivable	980	(1,442)
Increase in other assets	(326)	(305)
Decrease in accrued interest payable and other liabilities	(1,613)	(1,271)

Net cash provided by operating activities	7,136	14,092

Cash flows from investing activities:
Proceeds from sales of available for sale securities	27,285	8,310
Proceeds from maturities of available for sale securities	59,853	35,248
Proceeds from maturities of held to maturity securities	765	1,045
Purchase of available for sale securities	(89,165)	(76,342)
Purchase of restricted equity securities	(1,535)	(619)
Proceeds from redemption of FHLB stock	—	495
Net increase in loans	(117,943)	(105,672)
Additions to premises and equipment	(4,841)	(7,813)
Proceeds from sale of other real estate	482	293
Proceeds from sale of premises and equipment	1,512	2,994

Net cash used in investing activities	(123,587)	(142,061)

Cash flows from financing activities:
Net increase in deposits	173,618	149,465
Net decrease in federal funds purchased and securities sold under repurchase agreements	(32,558)	(8,065)
Advances from Federal Home Loan Bank	25,000	10,000
Payments of Federal Home Loan Bank advances	—	(11,000)
Principal payments on other borrowed funds	(100)	(100)
Purchase of treasury stock	(445)	(290)
Payment of cash dividends	(2,186)	(2,118)
Proceeds from stock options exercised	466	—
Proceeds from Directors’ stock purchase plan	25	—
Cash paid for fractional shares	(5)	—

Net cash provided by financing activities	163,815	137,892

Net increase in cash and cash equivalents	$47,364	$9,923

Cash and cash equivalents at beginning of period	25,058	40,911

Cash and cash equivalents at end of period	$72,422	$50,834

Supplemental disclosures of cash paid during the period for:
Interest	$27,661	$30,153

Income taxes	$5,190	$6,444

Supplemental information on noncash investing activities:
Loans transferred to other real estate	$863	$341

See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2008
Note 1 — Basis of Presentation
The accompanying consolidated financial statements include the accounts of Southeastern Bank Financial Corporation (the “Company”), and its wholly-owned subsidiaries, Georgia Bank & Trust Company of Augusta (the “Bank”) and Southern Bank & Trust (the “Thrift”). Significant intercompany transactions and accounts are eliminated in consolidation. Dollar amounts are rounded to thousands except share and per share data.
The financial statements for the three and nine months ended September 30, 2008 and 2007 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.
In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations and cash flows for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results of operations which the Company may achieve for the entire year.
Some items in the prior period financial statements were reclassified to conform to the current presentation.

Note 2 — Fair Value Measurements
The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” at the beginning of our 2008 fiscal year. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurement. According to SFAS No. 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies to all assets and liabilities that are being measured and reported on a fair value basis. This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. This statement requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

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
In determining the appropriate levels, the Company used the following methods and significant assumptions to estimate the fair value of items:
Securities: The fair values of trading securities, held-to-maturity securities and substantially all securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).
At September 30, 2008, the fair values of four available-for-sale securities totaling $4,412 were measured using discounted cash flows (Level 3 inputs). Prior to this date, the fair values for these securities were measured using the Level 2 inputs described above. These securities, all of which are subordinated debentures issued by financial institutions, were measured using Level 3 inputs because the market for them has become illiquid, as indicated by few, if any, trades during the third quarter. The discount rates used in the valuation model were based on current spreads to U.S. Treasury rates of long-term corporate debt obligations with maturities and risk characteristics similar to the subordinated debentures. Based on the reduced level of liquidity in the market for long-term corporate debt obligations, we believe that adjustments to the valuation model discount rates for the illiquidity in the subordinated debentures market are not necessary.
Each of these securities is rated A2 by Moody’s, A- by Standard & Poor’s and A by Fitch. As with our other investment securities, we expect the fair value of these subordinated debentures to recover as liquidity returns to the market and we have the ability and intent to hold the subordinated debentures during the recovery period.
Impaired Loans: The fair value of impaired loans is determined by reviewing the estimated amount realizable from collateral liquidation based upon an appraisal as well as the estimated amounts realizable from borrowers and guarantors (Level 3 inputs).

Investments in tax credits: The fair values for tax credits are measured on a recurring basis and are based upon total credits and deductions remaining to be allocated and total estimated credits and deductions to be allocated (Level 3 inputs).
Assets and Liabilities Measured on a Recurring Basis
The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy:

		Quoted
		Prices in
		Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Available-for-sale securities	$240,916	$101	$236,403	$4,412

Tax credits	534	—	—	534

Held-to-maturity securities	698	—	698	—

Total	$242,148	$101	$237,101	$4,946

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended September 30, 2008:
Fair Value Measurements Using Significant Unobservable Inputs
(Level 3)

Tax Credits, Jan. 1, 2008	$594
Total realized losses included in earnings	(60)

Tax Credits, September 30, 2008	$534

Available-for-sale securities	$4,412

Total	$4,946

Assets and Liabilities Measured on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

Quoted
Prices in
Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	18,011	—	—	18,011
The following represents impairment charges recognized during the period:
Impaired loans, which are measured for impairment using the fair value of collateral for collateral-dependent loans, had a carrying amount of $18,011, with a valuation allowance of $1,749.
In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company has not fully implemented SFAS 157 for nonfinancial assets and liabilities. Nonfinancial assets at September 30, 2008 consist of other real estate owned, the amount of which was not material to the financial statements.
Note 3 — Comprehensive Income
Other comprehensive income for the Company consists of changes in net unrealized gains and losses on investment securities available for sale. Net income of $1,875 coupled with a $1,879 change in other comprehensive income for the quarter resulted in total comprehensive loss of $4 for the three months ended September 30, 2008 compared to total comprehensive income of $5,557 for the three months ended September 30, 2007. Net income of $6,918 coupled with a $4,126 change in other comprehensive income for the year resulted in total comprehensive income of $2,792 for the nine months ended September 30, 2008 compared to $9,692 for the nine months ended September 30, 2007.
Note 4 — Dividends Declared
On April 23, 2008, the Company declared a 10% stock dividend which was paid on June 2, 2008 to shareholders of record as of May 22, 2008. No fractional shares were issued. Shareholders entitled to fractional shares received cash for the fractional shares at a price equal to the closing price of the stock as of the record date, adjusted for the stock dividend. 542,343 additional shares of common stock and 854 shares of treasury stock were issued in connection with the stock dividend. The Company’s earnings per share has been adjusted accordingly for all periods presented.

On July 16, 2008, the Company declared a quarterly cash dividend of $0.13 per share on outstanding shares. The dividend was paid on August 18, 2008 to shareholders of record as of August 5, 2008.
On October 8, 2008, the Company declared a quarterly cash dividend of $0.13 per share on outstanding shares. The dividend is payable on November 20, 2008 to shareholders of record as of November 5, 2008.
Note 5 — Unrealized Losses on Investment Securities
Available for Sale securities are carried at fair market value with related unrealized gains or losses included in stockholders’ equity as accumulated other comprehensive income. Unrealized losses have not been recognized into income because the decline in value is considered temporary and the issuers are either obligations of the U.S. government or are of high credit quality and the value is expected to recover as the obligations approach maturity.
Note 6 — Recently Issued Accounting Standards on the Financial Statements
In February 2007 the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value with an objective of improving financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The new standard is effective for the Company on January 1, 2008. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.
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

Note 7 — Participation in the Treasury Capital Purchase Program
On October 3, 2008, Congress passed the Emergency Economic Stabilization Act of 2008 (EESA), which provides the U. S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. One of the provisions resulting from the Act is the Treasury Capital Purchase Program (CPP), which provides direct equity investment of perpetual preferred stock by the Treasury in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. Applications must be submitted by November 14, 2008 and are subject to approval by the Treasury. The CPP provides for a minimum investment of 1% of Risk-Weighted Assets, with a maximum investment equal to the lesser of 3 percent of Total Risk-Weighted Assets or $25 billion. The perpetual preferred stock investment will have a dividend rate of 5% per year, until the fifth anniversary of the Treasury investment, and a dividend of 9%, thereafter. The CPP also requires the Treasury to receive warrants for common stock equal to 15% of the capital invested by the Treasury. The Company is evaluating its participation in the CPP. Participation in the program is not automatic and subject to approval by the Company’s principal regulator, the Federal Reserve, and the Treasury.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollar amounts are expressed in thousands unless otherwise noted)
Overview
Southeastern Bank Financial Corporation (the “Company”) operates two wholly-owned subsidiaries in the Augusta-Richmond County, GA-SC metropolitan area. Georgia Bank & Trust Company (the “Bank”) was organized by a group of local citizens and commenced business on August 28, 1989, with one branch location. Today, it is Augusta’s largest community banking company operating nine full service branches in Augusta, Martinez, and Evans, Georgia and one branch in Athens, Georgia. Mortgage origination offices are located in Augusta, Savannah and Athens, Georgia. SB&T Capital Corporation (the “LPO”) a wholly-owned subsidiary of the Bank, was organized on August 16, 2007 and opened an office in Greenville, South Carolina. On November 1, 2007 the Bank entered into an Operating Agreement with NMF Asset Management LLC (“NMF”) whereby the Bank became a 30% partner. NMF is an investment management firm that provides services to individuals, trusts, pensions, nonprofit organizations as well as other institutions. Southern Bank & Trust (the “Thrift”), a federally chartered thrift, operates three full service branches in North Augusta and Aiken, South Carolina. Effective first quarter 2008 the Thrift began originating mortgage loans to be sold in the secondary market. The Company’s Operations Center is located in Martinez, Georgia and services both subsidiaries.
The Company’s primary market includes Richmond and Columbia Counties in Georgia and Aiken County in South Carolina, all part of the Augusta-Richmond County, GA-SC metropolitan statistical area (MSA).
The Company’s services include the origination of residential and commercial real estate loans, construction and development loans, and commercial and consumer loans. The Company also offers a variety of deposit programs, including noninterest-bearing demand, interest checking, money management, savings, and time deposits. In the primary market area, Augusta-Richmond County, GA-SC metropolitan area, the Company had 15.62% of all deposits and was the second largest depository institution at June 30, 2008, as cited from the Federal Deposit Insurance Corporation’s website. Securities sold under repurchase agreements are also offered. Additional services include wealth management, trust, retail investment, and mortgage. As a matter of practice, most mortgage loans are sold in the secondary market; however, some mortgage loans are placed in the portfolio based on asset/liability management strategies. The Company continues to concentrate on increasing its market share through various new deposit and loan products and other financial services and by focusing on the customer relationship management philosophy. The Company is committed to building life-long relationships with its customers, employees, shareholders, and the communities it serves.

The Company’s primary source of income is from its lending activities followed by interest income from its investment activities, service charges and fees on deposits, and gain on sales of mortgage loans in the secondary market. Interest income on loans decreased for the three and nine months ended September 30, 2008 as compared with the three and nine months ended September 30, 2007 due to lower interest rates and increased nonaccruals offset in part by increased volumes. Interest income on investment securities increased due to higher interest rates and increased volumes. Service charges and fees on deposits increased as a result of increases in NSF income on both retail and business checking accounts and ATM/Debit card income. The introduction of risk based pricing, which has resulted in higher coupon rates, resulted in an increase in gain on sales of loans for the three and nine months ended September 30, 2008 as compared with the three and nine months ended September 30, 2007.
Table 1 — Selected Financial Data

	September 30,	December 31,	December 31,
	2008	2007	2003
	(Dollars in thousands)

Assets	$1,378,130	$1,212,980	$630,633
Loans	1,000,426	882,743	432,679
Deposits	1,125,785	952,166	483,952

Annualized return on average total assets	0.71%	1.04%	1.31%
Annualized return on average equity	10.39%	14.03%	15.62%
The Company continues to experience steady growth as evidenced in Table 1 above. The Company has also achieved significant increases in loans and deposits and continues to provide returns on assets and equity as noted in the table above. Annualized return on average total assets and annualized return on average equity have declined recently due primarily to increased levels of non-performing assets which have resulted in higher loan loss provision. Net income for the year ended 2003 was $7.9 million compared to net income of $11.8 million at year end 2007. Net income for the nine months ended September 30, 2008 was $6.9 million. Current market conditions along with increases to the provision for loan losses had a significant affect on net income for the third quarter 2008. The Company has paid cash dividends of $0.13 per share each quarter since 2004.
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

Forward-Looking Statements
Southeastern Bank Financial Corporation may, from time to time, make written or oral forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission (the “Commission”) and its reports to shareholders. Statements made in such documents, other than those concerning historical information, should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The Company’s actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors, including unanticipated changes in the Company’s local economies, the national economy, governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values and securities portfolio values; difficulties in interest rate risk management; the effects of competition in the banking business; difficulties in expanding the Company’s business into new markets; changes in governmental regulation relating to the banking industry, including regulations relating to branching and acquisitions; failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans; and other factors. The Company cautions that such factors are not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, the Company.
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
The allowance for loan losses is established through a provision for loan losses charged to expense, which affects the Company’s earnings directly. Loans are charged against the allowance for loan losses when management believes that the collectability of the principal is unlikely. Subsequent recoveries are added to the allowance. The allowance is an amount that reflects management’s estimate of the level of inherent losses in the portfolio. Factors considered by management in determining the adequacy of the allowance include, but are not limited to: (1) detailed reviews of individual loans; (2) historical and current trends in loan charge-offs for the various portfolio segments evaluated; (3) the level of the allowance in relation to total loans and to historical loss levels; (4) levels and trends in non-performing and past due loans; (5) collateral values of properties securing loans; (6) management’s assessment of economic conditions. The Company’s Board of Directors reviews the recommendations of management regarding the appropriate level for the allowance for loan losses based upon these factors.

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
Performance Overview
The Company’s net income for the third quarter of 2008 was $1,875, which was a decrease of $1,481 (44.12%) compared to net income of $3,356 for the third quarter of 2007. Diluted net income per share for the three months ended September 30, 2008 was $0.31 compared to $0.56 for the three months ended September 30, 2007. Net income for the first nine months of 2008 was $6,918, a decrease of $2,169 (23.86%) compared with net income of $9,087 for the first nine months of 2007. The decrease in net income for the three and nine months ended September 30, 2008 as compared with the three and nine months ended September 30, 2007, was primarily a result of increases in the provision for loan losses due to increased levels of nonperforming assets. Interest income on loans decreased due to lower interest rates and increased levels of nonaccrual loans somewhat offset by increased volumes. Interest income on investment securities increased due to increased volumes and higher interest rates. Interest expense on deposits, securities sold under repurchase agreements and other borrowings decreased as a result of lower interest rates.
Factors contributing to the increase in noninterest income for the nine months ended September 30, 2008, were increases in service charges and fees on deposits, gain on sales of loans, and net investment securities gains somewhat offset by a decrease in gain on sale of fixed assets. Service charges and fees on deposits increased primarily due to increases in NSF income and ATM/Debit card income. The increased gain on sales of loans was due to the introduction of risk based pricing. Gain on sale of fixed assets decreased from 2007 due to a $1,097 gain on the sale of property recorded in August 2007. Noninterest expense increased during the three and nine months ended September 30, 2008 compared to the same periods ended September 30, 2007, primarily due to increases in salaries and occupancy expense related to Company growth and other operating expenses. Significant changes in other operating expenses during the three and nine month periods include increases in processing, marketing, IT maintenance expense, communications, professional fees, and insurance and tax expense.

Table 2 — Selected Balance Sheet Data

	September 30,	December 31,	Variance
	2008	2007	Amount	%
	(Dollars in thousands)
Cash and due from banks	$28,712	$24,558	$4,154	16.9%
Federal funds sold	43,210	—	43,210	N/A
Investment securities	241,605	246,864	(5,259)	(2.1%)
Loans	1,000,426	882,743	117,683	13.3%
Assets	1,378,130	1,212,980	165,150	13.6%
Deposits	1,125,785	952,166	173,619	18.2%
Securities sold under repurchase agreements	48,607	81,166	(32,559)	(40.1%)
Advances from Federal Home Loan Bank	84,000	59,000	25,000	42.4%
Liabilities	1,287,569	1,123,222	164,347	14.6%
Stockholders’ equity	90,561	89,758	803	0.9%
Table 2 highlights significant changes in the balance sheet at September 30, 2008 as compared to December 31, 2007. Assets increased $165,150, primarily the result of higher balances for fed funds sold and loans. The $117,683 increase in loans included the purchase of a $29,000 loan portfolio. The increase in assets was funded by an increase in deposits of $173,619 along with increases in Federal Home Loan Bank advances, somewhat offset by decreases in securities sold under repurchase agreements. Net income of $6,918 less dividends paid of $2,185 also contributed to the funding. The bank enhanced its liquidity position by increasing cash and cash equivalents $47,000 in light of current economic conditions and volatility in the banking industry.
The annualized return on average assets for the Company was 0.71% for the nine months ended September 30, 2008, compared to 1.10% for the same period last year. While total assets have increased $190,210 since third quarter 2007, net income has decreased $2,169 resulting in a decrease in ROA.
The annualized return on average stockholders’ equity was 10.39% for the nine months ended September 30, 2008, compared to 14.77% for the same period last year. The decrease is primarily attributable to the decrease in net income and increases in accumulated other comprehensive income.

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
Table 3 — Average Balances, Income and Expenses, Yields and Rates

	Three Months Ended Sept. 30, 2008			Three Months Ended Sept. 30, 2007
		Annualized			Annualized
		Average			Average
	Average	Yield or	Amount Paid	Average	Yield or	Amount Paid
	Amount	Rate	or Earned	Amount	Rate	or Earned
	(Dollars in thousands)
Interest-earning assets:
Loans	$968,298	6.09%	$15,003	$826,787	8.14%	$17,139
Investment securities	248,398	5.39%	3,345	230,660	5.23%	3,016
Federal funds sold	39,133	1.91%	188	16,237	5.38%	220
Interest-bearing deposits in other banks	500	5.40%	7	500	5.40%	6

Total interest-earning assets	$1,256,329	5.82%	$18,543	$1,074,184	7.47%	$20,381

Interest-bearing liabilities:
Deposits	$962,011	3.09%	$7,497	$803,509	4.29%	$8,688
Federal funds purchased / securities sold under repurchase agreements	59,266	1.97%	295	63,581	5.18%	830
Other borrowings	104,171	3.84%	1,009	78,618	5.69%	1,127

Total interest-bearing liabilities	$1,125,448	3.10%	$8,801	$945,708	4.47%	$10,645

Net interest margin/income:		3.04%	$9,742		3.54%	$9,736

Table 4 — Average Balances, Income and Expenses, Yields and Rates

	Nine Months Ended Sept. 30, 2008			Nine Months Ended Sept. 30, 2007
		Annualized			Annualized
		Average			Average
	Average	Yield or	Amount Paid	Average	Yield or	Amount Paid
	Amount	Rate	or Earned	Amount	Rate	or Earned
	(Dollars in thousands)
Interest-earning assets:
Loans	$937,175	6.54%	$46,483	$793,660	8.18%	$49,042
Investment securities	249,490	5.31%	9,944	221,027	5.16%	8,548
Federal funds sold	24,632	2.03%	375	22,802	5.29%	902
Interest-bearing deposits in other banks	500	5.00%	18	508	5.31%	20

Total interest-earning assets	$1,211,797	6.20%	$56,820	$1,037,997	7.47%	$58,512

Interest-bearing liabilities:
Deposits	$918,478	3.27%	$22,539	$764,128	4.26%	$24,346
Federal funds purchased / securities sold under repurchase agreements	62,043	2.49%	1,160	63,889	5.23%	2,499
Other borrowings	96,969	4.22%	3,072	79,223	5.72%	3,391

Total interest-bearing liabilities	$1,077,490	3.31%	$26,771	$907,240	4.46%	$30,236

Net interest margin/income:		3.25%	$30,049		3.57%	$28,276

Net interest income increased $6 (0.06%) during the three month period and $1,773 (6.27%) during the nine month period as compared to the same period in 2007. Loan interest income decreased $2,136 and $2,559 in the three and nine month periods as a result of decreasing interest rates and increased nonaccruals offset in part by the continued growth of account balances. Deposit interest expense decreased $1,191 and $1,807 in the three and nine month periods as a result of decreasing interest rates offset in part by the continued growth of account balances. The annual average balance for loans was $937,175 at September 30, 2008 with an annualized average yield of 6.54% compared to $793,660 at September 30, 2007 with an annualized average yield of 8.18%. Interest-bearing deposits had an annual average balance of $918,478 with an annualized average rate of 3.27% at September 30, 2008 compared to $764,128 and 4.26% at September 30, 2007. Other contributing factors during both the three and nine month periods included increases in interest income on investment securities and decreases in interest expense on securities sold under repurchase agreements.
The Company’s net interest margin for the three and nine months ended September 30, 2008 was 3.04% and 3.25%, respectively, as compared to 3.54% and 3.57% for the three and nine months ended September 30, 2007, respectively. This decrease in the net interest margin for the three and nine month periods was impacted by increased levels of nonaccrual loans which resulted in the reversal of $365 in interest income. The Company presently expects this trend of increasing nonaccrual loans and the resultant impact on net interest income to continue until property values in the Company’s primary market stabilize. The rate for earning assets decreased 165 basis points and 127 basis points for the three and nine month periods, with lower average yields on loans and federal funds sold accounting for most of the decrease. The cost to fund earning assets decreased 137 basis points and 115 basis points for the three and nine month periods, respectively, primarily due to lower rates on deposits and securities sold under repurchase agreements.

Noninterest Income
Table 5 — Noninterest Income

	Three Months Ended				Nine Months Ended
	September 30,		Variance		September 30,		Variance
	2008	2007	Amount	%	2008	2007	Amount	%
	(Dollars in thousands)				(Dollars in thousands)
Service charges and fees on deposits	$1,955	$1,675	$280	16.7%	$5,446	$4,654	$792	17.0%
Gain on sales of loans	1,529	1,350	179	13.3%	4,365	3,954	411	10.4%
Gain on sale of fixed assets	(1)	1,095	(1,096)	(100.1%)	7	1,032	(1,025)	(99.3%)
Investment securities gains (losses), net	21	(278)	299	(107.6%)	88	(245)	333	(135.9%)
Retail investment income	277	296	(19)	(6.4%)	841	894	(53)	(5.9%)
Trust services fees	288	271	17	6.3%	873	830	43	5.2%
Increase in cash surrender value of bank-owned life insurance	190	169	21	12.4%	548	495	53	10.7%
Miscellaneous income	178	168	10	6.0%	652	497	155	31.2%

Total noninterest income	$4,437	$4,746	$(309)	(6.5%)	$12,820	$12,111	$709	5.9%

Noninterest income decreased $309 (6.51%) during the three month period and increased $709 (5.85%) during the nine month period. The most significant changes for the three and nine month periods were a decrease in gain on sale of fixed assets offset by increases in service charges and fees on deposits, gain on sales of loans, and net investment securities gains. Gain on sale of fixed assets is down in 2008 as compared to 2007 due to a $1,097 gain on the sale of the Operations Campus located in Augusta, Georgia in August 2007. Service charges and fees on deposits increased primarily due to increases in NSF income on retail and business checking accounts and ATM/Debit card income. The increased gain on sales of loans was due to the introduction of risk based pricing which has resulted in higher coupon rates. Net investment securities gains were up in 2008 as compared to 2007 due to a $278 investment security loss recognized in third quarter 2007.

Noninterest Expense
Table 6 — Noninterest Expense

	Three Months Ended				Nine Months Ended
	September 30,		Variance		September 30,		Variance
	2008	2007	Amount	%	2008	2007	Amount	%
	(Dollars in thousands)				(Dollars in thousands)
Salaries and other personnel expense	$5,202	$4,905	$297	6.1%	$15,755	$14,329	$1,426	10.0%
Occupancy expenses	1,122	845	277	32.8%	3,153	2,348	805	34.3%
Other operating expenses	3,041	2,558	483	18.9%	8,642	6,985	1,657	23.7%

Total noninterest expense	$9,365	$8,308	$1,057	12.7%	$27,550	$23,662	$3,888	16.4%

Noninterest expense increased $1,057 (12.72%) during the three-month period and $3,888 (16.43%) during the nine-month period.
Salaries and other personnel expenses:
Salaries and other personnel expense increased $297 (6.1%) during the three month period and $1,426 (10.0%) during the nine month period as compared to the same period in 2007. This increase was primarily due to the opening of new branches in North Augusta and Aiken, South Carolina, and in Evans, Georgia as well as the addition of a loan production office in Greenville, South Carolina. The Company’s continued growth has resulted in the addition of new personnel, resulting in increased salaries, somewhat offset by increases in the deferral of loan production expense in compliance with SFAS No. 91.
Occupancy expenses:
Increases in occupancy expenses during the three and nine month periods were primarily due to increased depreciation expense as a result of the opening of new branches and the new Operations Center. Additionally, rent and lease expense increased due to the opening of the North Augusta branch as well as the loan production office in Greenville, South Carolina.
Other operating expenses:
Other operating expenses increased $483 (18.9%) during the three month period and $1,657 (23.7%) during the nine month period. Increases in processing expenses were attributable to increases in ATM processing and retail checking account expense due to higher levels of transaction accounts, and payroll processing fees related to Company growth. Marketing expenses increased as a result of agency fees and additional expenses for TV and other print media advertising due to a new branding campaign. Increases in IT maintenance expense during the three and nine month periods were primarily due to additional costs in software maintenance for SB&T and GB&T as a result of Company growth. Communications expense increased as a result of additional telephone expense due to the opening of new branches. Professional fees increased from 2007 as a result of outsourcing the Sarbanes Oxley testing. Increases in insurance and tax expenses were attributable to the FDIC credit of $96 that was used in 2007.

Income Taxes
Income tax expense in the third quarter of 2008 totaled $866, a decrease of $951 (52.34%) over the third quarter of 2007. The effective tax rate for the three months ended September 30, 2008 and 2007 was 31.6% and 35.1%, respectively. Income tax expense for the nine months ended September 30, 2008 totaled $3,405 for an effective tax rate of 33.0% compared to 35.6% for the nine months ended September 30, 2007. A decrease in pretax income coupled with a higher proportion of nontaxable interest income resulted in a decrease in income tax expense and the effective income tax rate for both the three and nine month periods.
Asset Quality
Table 7 which follows shows the current and prior period amounts of non-performing assets. Non-performing assets were $38,282 at September 30, 2008, compared to $5,495 at December 31, 2007 and $2,579 at September 30, 2007. Significant changes from December 2007 to September 2008 include a $377 increase in other real estate owned, a $265 increase in non-accrual loans with balances less than $100, and a $32,127 increase for customers with balances greater than $100 due to $33,136 from new nonaccrual loans, somewhat offset by a $536 foreclosure as well as payments on existing nonaccrual loan balances. The ratio of non-performing assets to total loans and other real estate was 3.82% at September 30, 2008, compared to 0.62% at December 31, 2007 and 0.30% at September 30, 2007. The control and monitoring of non-performing assets continues to be a priority of management.
The increase in non-performing assets is comprised mainly of several loan relationships in the ADC, commercial real estate and 1-4 family residential mortgage categories, including certain participations purchased. The primary reasons for the increases in non-performing assets are national economic conditions and local real estate market conditions in several of the markets in which the Bank operates. These factors have combined to slow the rates of absorption for developers’ residential lots and builders’ completed homes.
There were no loans past due 90 days or more and still accruing at September 30, 2008, December 31, 2007 and September 30, 2007.

Table 7 — Non-Performing Assets
(Dollars in thousands)

	September 30, 2008	December 31, 2007	September 30, 2007

Nonaccrual loans	$37,905	$5,495	$2,529
Other real estate owned	377	—	50

Total non-performing assets	$38,282	$5,495	$2,579

Loans past due 90 days or more and still accruing interest	$—	$—	$—

Non-performing assets to total assets	2.78%	0.45%	0.22%

Non-performing assets to total loans and ORE	3.82%	0.62%	0.30%

Allowance for loan loss to total non-performing assets	35.33%	214.74%	457.74%
Allowance for Loan Losses
The allowance for loan losses represents an allocation for the estimated amount of losses inherent in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with particular emphasis on impaired, non-accruing, past due, and other loans that management believes require special attention. The determination of the allowance for loan losses is considered a critical accounting estimate of the Company. See “Critical Accounting Estimates.”
When reviewing the allowance for loan losses, it is important to understand to whom the Company lends. The following table sets forth the composition of the Company’s loan portfolio as of September 30, 2008 and December 31, 2007.

Table 8 — Loan Portfolio Composition

	September 30, 2008		December 31, 2007
	Amount	%	Amount	%
	(Dollars in thousands)

Commercial financial and agricultural	$107,122	10.71%	$93,318	10.57%

Real estate
Commercial	273,564	27.34%	236,358	26.78%
Residential	208,587	20.85%	190,613	21.59%
Residential held for sale	15,187	1.52%	11,303	1.28%
Construction and development	365,944	36.58%	318,438	36.07%

Total real estate	863,282	86.29%	756,712	85.72%

Lease financing	34	0.00%	37	0.00%
Consumer
Direct	24,644	2.46%	25,569	2.90%
Indirect	3,515	0.35%	4,237	0.48%
Revolving	2,403	0.24%	3,819	0.43%

Total consumer	30,562	3.05%	33,625	3.81%

Deferred loan origination fees	(574)	-0.06%	(949)	-0.11%

Total	1,000,426	100.00%	$882,743	100.00%

At September 30, 2008, the loan portfolio is comprised of 86.29% real estate loans. Commercial, financial and agricultural loans comprise 10.71%, and consumer loans comprise 3.05% of the portfolio.
While the Company has 86.29% of its loan portfolio composed of real estate loans, this percentage is not significantly higher than in previous years. Commercial real estate comprises 27.34% of the loan portfolio and is primarily owner occupied properties where the operations of the commercial entity provide the necessary cash flow to service the debt. For this portion of real estate loan portfolio, repayment is not dependent upon the sale of the real estate held as collateral. Construction and development (36.58%) has been an increasingly important portion of the real estate loan portfolio. The Company carefully monitors the loans in this category since the repayment of these loans is generally dependent upon the sale of the real estate in the normal course of business and can be impacted by national and local economic conditions. New construction and absorption of existing real estate inventory in the Company’s primary market area of the Augusta-Richmond County, GA-SC MSA have slowed and prices have declined but less so than the national rate. The residential category, 20.85% of the portfolio, represents those loans that the Company chooses to maintain in its portfolio rather than selling into the secondary market for marketing and competitive reasons and commercial loans secured by residential real estate. The residential held for sale category, 1.52% of the portfolio, comprises loans that are in the process of being sold into the secondary market. In these loans, the credit has been approved by the investor and the interest rate locked so that the Company minimizes credit and interest rate risk with respect to these loans.

The Company has no large loan concentrations to individual borrowers. Unsecured loans at September 30, 2008 were $44.4 million. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may advise additions to the allowance based on their judgments about information available to them at the time of their examination. Such regulatory guidance is considered, and the Company may recognize additions to the allowance as a result.
Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management’s analysis of risk in the loan portfolio. Loans determined to be uncollectible are charged to the allowance for loan losses and subsequent recoveries are added to the allowance. A provision for losses in the amount of $2,073 was charged to expense for the quarter ended September 30, 2008 compared to $1,001 for the quarter ended September 30, 2007, and $4,996 for the nine months ended September 30, 2008 compared to $2,607 for the nine months ended September 30, 2007. The increase in provision for loan losses for both three and nine month periods is primarily due to the provision related to overall loan growth coupled with an increase in impaired loans and increased levels of classified/watch loans rated debt as well as management’s assessment of current economic environment. The increase in the allowance for loan losses as of September 30, 2008 as compared to September 30, 2007 is primarily due to increases in outstanding loan balances, increases in the allowance applicable to specific loans, and increases to the allowance due to higher levels of classified and watch-rated debt as well as management’s assessment of current economic environment. Also impacting the allowance were charge-offs of $3,808 of which $3,021 occurred in the current quarter. $1,775 or 59% of the charge-offs were related to three collateral dependent ADC (acquisition development and construction) loan participations which are considered impaired. A significant portion of the charge off experience has been in this segment of the portfolio which totaled approximately $40,000 at September 30, 2008. The charge-off of these loans during the quarter contributed to the decrease in the ratio of allowance for loan losses to total loans as noted in the table below. Also during the third quarter the Company purchased approximately $30,000 in loans which were recorded at fair value upon acquisition and did not require an addition to the allowance for loan losses.
Table 9 — Allowance for Loan Losses
(Dollars in thousands)

	2008	2007
Beginning balance, January 1	$11,800	$9,777
Provision charged to expense	4,996	2,607
Recoveries	528	596
Loans charged off	(3,808)	(1,175)

Ending balance, September 30	$13,516	$11,805

Allowance for loan loss to total loans	1.35%	1.39%

At September 30, 2008 the ratio of allowance for loan losses to total loans was 1.35% compared to 1.34% at December 31, 2007 and 1.39% at September 30, 2007. Management considers the current allowance for loan losses appropriate based upon its analysis of risk in the portfolio, although there can be no assurance that the assumptions underlying such analysis will continue to be correct.
Liquidity and Capital Resources
The Company has maintained adequate liquidity to meet operating and loan funding requirements despite current market conditions. The loan to deposit ratio at September 30, 2008 was 88.86% compared to 92.71% at December 31, 2007 and 89.30% at September 30, 2007. The decrease in the loan to deposit ratio from December 31, 2007 to September 30, 2008 reflects deposit growth at a higher rate than loan growth during the first nine months of 2008. The increase in the loan to deposit ratio from September 30, 2007 to December 31, 2007 reflects loan growth at a higher rate than deposit growth during that time period. Deposits at September 30, 2008 and December 31, 2007 include $163,614 and $78,482 of brokered certificates of deposit, respectively. The Bank and the Thrift have also utilized borrowings from the Federal Home Loan Bank. They each maintain a line of credit with the Federal Home Loan Bank approximating 10% of their total assets. Federal Home Loan Bank advances are collateralized by eligible first mortgage loans, commercial real estate loans and investment securities. These borrowings totaled $84,000 at September 30, 2008. GB&T maintains repurchase lines of credit with SunTrust Robinson Humphrey, Atlanta, Georgia, for advances up to $20,000 of which no amounts were outstanding at September 30, 2008. GB&T has a federal funds purchased accommodation with Silverton Bank, Atlanta, Georgia, for advances up to $16,700 and with SunTrust Bank, Atlanta, Georgia for advances up to $10,000, while SB&T has a federal funds purchased accommodation with Silverton Bank, Atlanta, Georgia, for advances up to $4,600. Additionally, liquidity needs can be satisfied by the structuring of the maturities of investment securities and the pricing and maturities on loans and deposits offered to customers. The Company also uses retail securities sold under repurchase agreements to fund growth. Retail securities sold under repurchase agreements were $48,607 at September 30, 2008.
Stockholders’ equity to total assets was 6.51% at September 30, 2008 compared to 7.40% at December 31, 2007 and 7.29% at September 30, 2007. The capital of the Company exceeded all required regulatory guidelines at September 30, 2008. The Company’s Tier 1 risk-based, total risk-based and leverage capital ratios were 10.42%, 11.66%, and 8.54%, respectively, at September 30, 2008. The following table reflects the current regulatory capital levels in more detail, including comparisons to the regulatory minimums.

Table 10 — Regulatory Capital Requirements
September 30, 2008
(Dollars in Thousands)

			Required for capital
	Actual		adequacy purposes		Excess
	Amount	Percent	Amount	Percent	Amount	Percent
Southeastern Bank Financial Corporation

Risk-based capital:
Tier 1 capital	$114,369	10.42%	43,890	4.00%	70,479	6.42%
Total capital	127,886	11.66%	87,780	8.00%	40,106	3.66%
Tier 1 leverage ratio	114,369	8.54%	53,561	4.00%	60,808	4.54%

Georgia Bank & Trust Company

Risk-based capital:
Tier 1 capital	$95,286	9.66%	39,449	4.00%	55,837	5.66%
Total capital	107,280	10.88%	78,897	8.00%	28,383	2.88%
Tier 1 leverage ratio	95,286	7.83%	54,785	4.50%	40,501	3.33%

Southern Bank & Trust

Risk-based capital:
Tier 1 capital	$13,943	12.33%	4,522	4.00%	9,421	8.33%
Total capital	15,358	13.58%	9,045	8.00%	6,313	5.58%
Tier 1 leverage ratio	13,943	11.69%	4,772	4.00%	9,171	7.69%
Georgia Bank & Trust Company is regulated by the Department of Banking and Finance of the State of Georgia (DBF). The DBF requires that state banks in Georgia generally maintain a minimum ratio of Tier 1 capital to total assets of four and one-half percent (4.50%).
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

Unfunded commitments to extend credit where contract amounts represent potential credit risk totaled $198,252 at September 30, 2008. These commitments are primarily at variable interest rates.
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
Table 11 — Commitments and Contractual Obligations

	Less than			More than
($ in thousands)	1 Year	1 - 3 Years	3 - 5 Years	5 Years
Lines of credit	$198,252	—	—	—
Lease agreements	339	605	233	105
Deposits	1,017,994	101,563	6,228	—
Securities sold under repurchase agreements	48,607	—	—	—
FHLB advances	32,000	32,000	—	20,000
Other borrowings	400	—	—	—

Total commitments and contractual obligations	$1,297,592	$134,168	$6,461	$20,105

Although management regularly monitors the balance of outstanding commitments to fund loans to ensure funding availability should the need arise, management believes that the risk of all customers fully drawing on all these lines of credit at the same time is remote.
Effects of Inflation and Changing Prices
Inflation generally increases the cost of funds and operating overhead, and to the extent loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on the performance of a financial institution than the effects of general levels of inflation. Although interest rates do not necessarily move in the same direction and to the same extent as the prices of goods and services, increases in inflation generally have resulted in increased interest rates. In addition, inflation can increase a financial institution’s cost of goods and services purchased, the cost of salaries and benefits, occupancy expense and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings, and stockholders’ equity. Mortgage originations and refinances tend to slow as interest rates increase, and can reduce the Company’s earnings from such activities and the income from the sale of residential mortgage loans in the secondary market.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2008, there were no substantial changes in the interest rate sensitivity analysis or the sensitivity of market value of portfolio equity for various changes in interest rates calculated as of December 31, 2007. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company’s audited consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2007 included in the Company’s 2007 Annual Report on Form 10-K.
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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect its business, financial condition or future results. The risks described in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to management or that management currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information regarding the Company’s purchases of its common stock on a monthly basis during the third quarter of 2008. All of the 282 shares repurchased during the third quarter were privately negotiated.

			Total Number of	Maximum Number (or
			Shares (or Units)	Appropriate Dollar Value)
	Total Number	Average Price	Purchased as Part of	of Shares (or Units) Yet To
	of Shares	Paid Per	Publicly Announced	Be Purchased Under the
Period	Purchased	Share	Plans or Programs	Plans or Programs
July 1 through July 31, 2008	—	—	25,549	74,451
August 1 through August 31, 2008	—	—	25,549	74,451
September 1 through September 30, 2008	282	26.00	25,831	74,169

Total	282	$26.00	25,831	74,169

On April 15, 2004, the Company announced the commencement of a stock repurchase program, pursuant to which it will, from time to time, repurchase up to 100,000 shares of its outstanding stock. The program does not have a stated expiration date. No stock repurchase programs were terminated during the third quarter of 2008.

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

SOUTHEASTERN BANK FINANCIAL CORPORATION
Date: November 10, 2008	By:	/s/ Darrell R. Rains
Darrell R. Rains
Group Vice President, Chief Financial Officer (Duly Authorized Officer of Registrant and Principal Financial Officer)

SOUTHEASTERN BANK FINANCIAL CORPORATION
Form 10-Q Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.