Form 10-K
period 2008-12-31
Southeastern Bank Financial CORP
filed 2009-03-16
CIK 880116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-24172
SOUTHEASTERN BANK FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

GEORGIA (State or other jurisdiction of incorporation or organization)	58-2005097 (I.R.S. Employer Identification No.)

3530 Wheeler Road Augusta, Georgia (Address of principal executive offices)	30909 (Zip Code)
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
Yes ☐     No ☑
          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐     No ☑
          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
          As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $90,774,454 based on the closing sale price of $28.25 per share as reported on the Over the Counter Bulletin Board.
          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 2, 2009

Common Stock, $3 par value per share	5,987,785 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Proxy Statement for the Annual Meeting of Shareholders to be held April 22, 2009	Part III

Item 1. Description of Business
General
          Southeastern Bank Financial Corporation (the “Company”) is a Georgia corporation that is a bank holding company registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “BHCA”). The Company had total consolidated assets of $1.4 billion, total deposits of $1.1 billion and total stockholders’ equity of $94.7 million at December 31, 2008. The Company has two wholly-owned subsidiaries that primarily do business in the Augusta-Richmond County, GA-SC metropolitan area-Georgia Bank & Trust Company of Augusta (“GB&T”) and Southern Bank & Trust (“SB&T” or “Thrift”). GB&T, a Georgia state bank, operates nine full service branches in Augusta, Martinez, and Evans, Georgia, and one branch in Athens, Georgia, with mortgage origination offices located in Augusta, Savannah and Athens, Georgia. SB&T Capital Corporation (“the LPO”) a wholly owned subsidiary of the Bank, was organized on August 16, 2007 and opened an office in Greenville, South Carolina. On November 1, 2007, GB&T entered into an Operating Agreement with NMF Asset Management LLC (“NMF”) whereby the Bank became a 30% partner. NMF is an investment management firm that provides services to individuals, trusts, pensions, nonprofit organizations as well as other institutions. SB&T, a federally chartered thrift, operates three full service branches in North Augusta and Aiken, South Carolina. Effective first quarter 2008 the Thrift began originating mortgage loans to be sold in the secondary market. The Company’s operations campus is located in Martinez, Georgia and services both subsidiaries.
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
History
          GB&T was organized by a group of local citizens from Richmond and Columbia Counties and commenced business from the main office location at 3530 Wheeler Road in Augusta on August 28,

1989. GB&T operates eight full service branches in Augusta, Georgia, one full service branch in Athens, Georgia and a loan production office in Savannah, Georgia. On August 16, 2007, SB&T Capital Corporation, a wholly owned subsidiary of GB&T, was organized in South Carolina and opened their first loan production office November 2007 in Greenville, South Carolina. On November 1, 2007 GB&T entered into an Operating Agreement with NMF Asset Management LLC (“NMF”) whereby GB&T became a 30% partner. The principal office of NMF is located at 815 Colorado Avenue in Stuart, Florida. The Thrift was organized by the Company during 2005 and 2006, opening its main office in Aiken, South Carolina on September 12, 2006. SB&T opened its first North Augusta branch at 336 Georgia Avenue in August 2007. The Thrift opened its second Aiken branch at 149 Laurens Street on January 10, 2008.
Management Team
          GB&T was founded with an experienced management team, and that team has continued to expand with the growth of the bank. GB&T’s President and Chief Executive Officer, R. Daniel Blanton, was involved in the organization of GB&T in 1988 and previously served with a predecessor to First Union National Bank, Georgia State Bank, for over 13 years. With the acquisition of First Columbia, GB&T obtained its Executive Vice President and Chief Operating Officer, Ronald L. Thigpen, who had served as Chief Executive Officer of First Columbia since 1991, and before that served in various capacities with First Union National Bank and its predecessors. GB&T’s senior loan officer and Group Vice President, Jay Forrester, has been associated with GB&T since 1995. He previously served as Vice President, Commercial Lending for C & S National Bank and NationsBank, predecessors of Bank of America. Regina W. Mobley, Group Vice President, Bank Operations, has been with GB&T since the acquisition of First Columbia Bank. With over 31 years of bank operations experience, she previously served First Columbia Bank and C & S National Bank, as predecessor of Bank of America. GB&T’s senior credit officer and Group Vice President, James R. Riordan, Jr., joined the team in 2002. For the prior ten years, he served in various capacities with SunTrust Bank, Augusta, N. A., most recently as senior lending officer. He has 22 years of bank lending and credit administration experience. Paula Tankersley, Group Vice President, Retail Banking, has been associated with GB&T since 1992. Prior to joining GB&T, she was associated with the Bank of Columbia County and its successor, Allied Bank of Georgia. In September 2004, Robert C. Osborne, Jr., joined GB&T as Executive Vice President and head of Wealth Management.  For the prior 28 years, he was associated with Wachovia Corporation in Atlanta and Augusta, most recently as head of their Wealth Management unit in Augusta.
          The Company opened SB&T with a management team that has extensive experience in the Aiken, South Carolina market. In 2005, both Frank Townsend and Darrell Rains joined GB&T with the responsibility of organizing SB&T.  Frank Townsend became President and Chief Executive Officer of SB&T upon its opening in September 2006.  Prior to joining GB&T, Mr. Townsend spent 11 years with Regions Bank and was the Commercial Sales Manager in Aiken.  He has 23 years experience in both banking and insurance.  Darrell Rains, Group Vice President and Chief Financial Officer, has over 28 years of financial experience, including service at Regions Bank as Regional Financial Officer for the Mid-Atlantic Region and at Palmetto Federal, a predecessor to Regions Bank in Aiken, S.C., as Chief Financial Officer. He serves as Chief Financial Officer for the Company, GB&T and SB&T.
Market Area
          The Company’s primary market area includes Richmond and Columbia Counties in Georgia and Aiken County in South Carolina, all part of the Augusta-Richmond County, GA-SC metropolitan statistical area (MSA). The 2007 population of the Augusta-Richmond County, GA-SC MSA was 528,519, the second largest in Georgia and fourth largest in South Carolina. The Augusta market area has a diversified economy based principally on government, public utilities, health care, manufacturing, construction, and wholesale and retail trade. Augusta is one of the leading medical centers in the Southeast. Significant medical facilities include the Medical College of Georgia, University Hospital, Veteran’s Administration Hospital, Dwight D. Eisenhower Hospital, Gracewood State School and Hospital, Doctors’ Hospital and Trinity Hospital. Other major employers in the Augusta market area include Westinghouse Savannah River Site (nuclear defense), the Fort Gordon military installation, E-Z Go/Textron (golf car manufacturer), the Richmond County school system and the Columbia County school system. Major employers in the Aiken market include Westinghouse Savannah River Site (nuclear defense), Aiken County Board of Education, Bechtel Savannah River Company (engineering construction firm), Wal-Mart Associates Inc., Kimberly Clark Corporation, and BFS North American Tire, LLC. The area is served by Interstate 20, which connects it to Atlanta, 140 miles to the west and Columbia, South Carolina, 70 miles to the east. Augusta is also served by a major commercial airport (Bush Field) and a commuter airport (Daniel Field). The average unemployment rate for the Augusta-Richmond County MSA was 5.4% in 2007. Between June 2007 and June 2008 (the latest date for which FDIC information is available), total commercial bank and thrift deposits in the Augusta-Richmond County, GA-SC MSA increased 1.5% from $6.5 billion to $6.6 billion. Based on data reported as of June 30, 2008, the Company has 15.62% of all deposits in the Augusta-Richmond County, GA-SC MSA and is the second largest depository institution. The demographic information as presented above is based upon information and estimates provided by the U.S. Census Bureau, U.S. Department of Labor, the Federal Deposit Insurance Corporation (“FDIC”), Augusta Metro Chamber of Commerce, and the South Carolina Employment Security Commission.
          The Company entered the Athens, GA market in December 2005. The 2007 population for the Athens-Clarke County, GA MSA was 187,405, ranked fifth in the state of Georgia. The Athens market area has a diversified economy based primarily on government, retail services, tourism, manufacturing, other services, and health care, with the largest share of government jobs in the state. Major employers in the Athens area include the University of Georgia, Athens Regional Medical Center, Pilgrim’s Pride (poultry processing plant), St. Mary’s Hospital, Clarke County School District, Gold Kist, Inc., Wal-Mart Associates Inc., and the Athens-Clarke County Unified Government. Athens is located 70 miles northeast of Atlanta and 120 miles northwest of Augusta. The average unemployment rate for the Athens-Clarke County MSA was 3.8% in 2007. Total commercial bank and thrift deposits for the Athens-Clarke County MSA increased 7.1% from $2.8 billion to $3.0 billion between June 2007 and June 2008. The demographic information presented above is based upon information and estimates provided by the U.S. Census Bureau, U.S. Department of Labor, the FDIC and the Athens Chamber of Commerce.
          In August 2007, the Company entered the Greenville, SC market. The 2007 population for the Greenville-Mauldin-Easley, SC MSA was 613,828, ranked third in the state of South Carolina. The Greenville market area has a diversified economy based primarily on government, manufacturing, construction, retail services, and health care. There are over 250 international firms in the Upstate and Greenville is home to such corporations as Fluor and Michelin. Other major employers in the Greenville area include the Greenville Hospital System, Greenville County School District, General Electric Co., St. Francis Health System, and the Greenville County Government. Greenville is located approximately halfway between the cities of Atlanta, GA and Charlotte, NC along Interstate I-85. The average unemployment rate for the Greenville-Mauldin-Easley MSA was 5.2% in 2007. The demographic information presented above is based upon information and estimates provided by the U.S. Census Bureau, U.S. Department of Labor, and the Greenville Chamber of Commerce.

Lending Activities
          The Company offers a wide range of lending services, including real estate, commercial and consumer loans, to individuals, small to medium-sized businesses and professionals that are located in, or conduct a substantial portion of their business in, the Company’s market area. The Company’s total loans at December 31, 2008, were $1.0 billion, or 75.9% of total interest-earning assets. An analysis of the composition of the Company’s loan portfolio is set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Composition of the Loan Portfolio.”
          Real Estate Loans. Loans secured by real estate are the primary component of the Company’s loan portfolio, constituting $867.9 million, or 86.3% of the Company’s total loans, at December 31, 2008. These loans consist of commercial real estate loans, construction and development loans, residential real estate loans, and home equity loans.
          Commercial Real Estate Loans. At December 31, 2008, the Company held $266.4 million of commercial real estate loans of various sizes secured by office buildings, retail establishments, and other types of property. These commercial real estate loans represented 26.5% of the Company’s total loans at December 31, 2008. Loan terms are generally limited to five years and often do not exceed three years, although the installment payments may be structured on a 20-year amortization basis with a balloon payment at maturity. Interest rates may be fixed or adjustable. The Company generally charges an origination fee. Management attempts to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 80%. In addition, the Company requires personal guarantees from the principal owners of the property supported with an analysis by the Company of the guarantors’ personal financial statements in connection with a substantial majority of such loans. The Company experienced $279 thousand in net charge-offs on commercial real estate loans during 2008. A number of the loans classified as commercial real estate loans are, in fact, commercial loans for which a security interest in real estate has been taken as additional collateral. These loans are subject to underwriting as commercial loans as described below.
          Construction and Development Loans. Construction and development real estate loans comprise $369.7 million, or 36.8% of the Company’s total loans at December 31, 2008. A construction and development loan portfolio presents special problems and risks, requiring additional administration and monitoring.  This is necessary since most loans are originated as lines of credit and draws under the line require specific activities which add value to the asset, such as progress on the completion of a building or the placement of utilities and roads in a development.  This requires specialized knowledge on the part of our personnel to appraise and evaluate that progress, hence the higher level of administration and monitoring. The level of construction and development loans are representative of the character of the Company’s market. The Company subjects this type of loan to underwriting criteria that include: certified appraisal and valuation of collateral; loan-to-value margins (typically not exceeding 75%); cash equity requirements; evaluations of borrowers’ cash flows and alternative sources of repayment; and a determination that the market is able to absorb the project on schedule.
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
          Infrastructure development loans are generally made with an initial maturity of one year, although the Company may renew the loan for up to two additional one-year terms to allow the developer to complete the sale of the lots comprising the property before requiring the payment of the related loan. These loans typically bear interest at a floating rate and the Company typically charges an origination fee. These loans are repaid, interest only, on a monthly or quarterly basis until sales of lots begin, and then principal payments are made as each lot is sold at a rate allowing the Company to be repaid in full by the time 75% of the lots have been sold. In order to reduce the credit risk associated with these loans, the Company requires the project’s loan to value ratio (on an as completed basis) to be not more than 75%. The Company experienced $3.1 million in net loan charge-offs on construction and development loans during 2008.
          Residential construction loans are typically made for homes with a completed value in the range of $100 to $500 thousand. Loans are typically made for a term of six months to twelve months. Typically, these loans bear interest at a floating rate and the Company collects an origination fee. The Company may renew these loans for an additional term (up to 24 months total) to allow the contractor time to market the home. In order to reduce the credit risk with respect to these loans, the Company restricts the number and dollar amount of loans that are made for homes being built on a speculative basis and carefully manages its aggregate lending relationship with each borrower. The Company experienced $1.1 million in net loan charge-offs on residential construction loans during 2008.
          Residential Loans. The Company originates, on a selective basis, residential loans for its portfolio on single and multi-family properties, both owner-occupied and non-owner-occupied. At December 31, 2008, the Company held $212.9 million of such loans, including home equity loans, representing 21.2% of the Company’s loan portfolio. This portfolio typically includes 15 or 30-year adjustable rate mortgage loans whose terms mirror those prevalent in the secondary market for mortgage loans or, less typically, floating rate non-amortized term loans for purposes other than acquisition of the underlying residential property. A limited number of fixed rate loans are maintained in the portfolio when there are compelling market reasons to do so. Generally, all fixed rate residential loans are sold into the secondary market. In the case of home equity loans and lines of credit, the underwriting criteria are the same as applied by the Company when making a first mortgage loan, as described above. Home equity lines of credit typically mature ten years after their origination. The Company experienced net loan charge-offs on residential loans of $624 thousand during 2008.
               The Company also originates both fixed and variable rate residential loans for sale into the secondary market, servicing released. Loans originated for sale into the secondary market are approved for purchase by an investor prior to closing. The Company generates loan origination fees, typically ranging from 1.0% to 1.5% of the loan balance, and servicing release fees, generally ranging from 0.25% to 0.75% of the loan balance. The Company bears minimal interest rate risk on these loans and only holds the loans temporarily until documentation can be completed to finalize the sale to the investor. Under SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, loan commitments that relate to the origination of mortgage loans that will be held for sale, commonly referred to as interest rate lock commitments, must be accounted for as derivatives by the issuer of the commitment. SEC Staff Accounting Bulletin No. 109 Written Loan Commitments Recorded at Fair Value through Earnings (SAB 109) became effective in 2008 and requires that fair value of these include the net future cash flows associated with the servicing of the loan. These net future cash flows include the servicing premium received by the Company when the servicing is sold with the loan, as is customary in the Company’s sale transactions. Forward sales commitments to the investor are made at the same time as the loan commitment and have identical terms as the mortgage loan commitments to the customers. These forward sales commitments are also derivatives. Upon closing of the loan with the customer, Georgia Bank & Trust accounts for the forward sales commitments on loans held for sale as a hedge. Once a loan is closed with the customer, it is funded by the investor, generally within fifteen days. We have determined this hedge is effective because the gain that is unrealized, but embedded, upon closing the loan with the customer is highly correlated with the gain realized upon funding from the investor. Fair values of these derivatives as of December 31, 2008 and 2007 were insignificant and have not been recorded. The Company had $19.0 million of such loans at December 31, 2008, representing 1.9% of the Company’s total loans.
          Commercial Loans. The Company makes loans for commercial purposes to various types of businesses. At December 31, 2008, the Company held $109.8 million of these loans, representing 10.9% of the total loan portfolio, excluding for these purposes commercial loans secured by real estate. See “Real Estate Loans.” Equipment loans are made for a term of up to five years (more typically three years) at fixed or variable rates, with the loan being fully amortized over the term and secured by the financed equipment with a loan-to-value ratio based on the overall relationship and creditworthiness of the customer. Working capital loans are made for a term typically not exceeding one year. These loans are usually secured by accounts receivable or inventory, and principal is either repaid as the assets securing the loan are converted into cash, or principal is due at maturity. The Company experienced net loan charge-offs on commercial loans of $468 thousand during 2008.
          Consumer Loans. The Company makes a variety of loans to individuals for personal and household purposes, including secured and unsecured installment and term loans, and revolving lines of credit such as overdraft protection. At December 31, 2008, the Company held $28.5 million of consumer loans, representing 2.8% of total loans. These loans typically carry balances of less than $25,000 and earn interest at a fixed rate. Non-revolving loans are either amortized over a period generally not exceeding 60 months or are ninety-day term loans. Revolving loans require monthly payments of interest and a portion of the principal balance (typically 2 to 3% of the outstanding balance). The Company entered the indirect lending business in 1997 and currently purchases sales finance contracts from dealers for new and used automobiles and home improvements. At December 31, 2008, indirect loans outstanding totaled $3.3 million. The Company experienced net charge-offs on consumer loans of $479 thousand during 2008.
          Loan Approval and Review. The Company’s loan approval policies provide for various levels of officer lending authority. When the aggregate amount of outstanding loans to a single borrower exceeds that individual officer’s lending authority, the loan request must be considered and approved by an officer with a higher lending limit or by the Directors’ Loan Committee. Individual officers’ lending limits range from $15 thousand to $2.0 million depending on seniority and the type of loan. Any loan in excess of the lending limit of senior bank officers must be approved by the Directors’ Loan Committee.
          The Company has a loan review procedure involving multiple officers of the Company which is designed to promote early identification of credit quality problems. All loan officers are charged with the responsibility of rating all their loans and reviewing those loans on a periodic basis, the frequency of which increases as the quality of the loans decreases. The Senior Vice President and Manager of Credit Administration are charged with the responsibility of ensuring that all significant lending relationships are reviewed annually. The Company’s current goal is to annually review lending relationships in excess of $500 thousand. In addition, the Credit Administration Department is generally involved in the analysis of all loans that require Directors’ Loan Committee approval.

Deposits
          The Company offers a variety of deposit programs to individuals and to small to medium-sized businesses and other organizations at interest rates generally consistent with local market conditions. The following table sets forth the mix of depository accounts for the Company as a percentage of total deposits at December 31, 2008.
Deposit Mix

	(Dollars in Thousands)
Noninterest-bearing	$111,291	9.77%
NOW accounts	166,561	14.62%
Money management accounts	50,404	4.42%
Savings	247,249	21.70%
Time deposits		0.00%
Under $100	178,608	15.67%
$100 and over	385,439	33.82%

	$1,139,552	100.00%

          The Company accepts deposits at both main office locations and eleven branch banking offices, all of which maintain an automated teller machine. The Company is a member of Mastercard’s Maestro and Cirrus networks, VISA Plus, as well as the “STAR” network of automated teller machines, which permits customers to perform certain transactions in many cities throughout Georgia, South Carolina and other regions. The Company controls deposit volumes primarily through the pricing of deposits and to a certain extent through promotional activities such as “free checking”. The Company also utilizes other sources of funding, specifically repurchase agreements, Federal Home Loan Bank borrowings, Insured Network Deposits and brokered certificates of deposit. Deposit rates are set weekly by executive management of the Company. Management believes that the rates it offers are competitive with, or in some cases, slightly above those offered by other institutions in its market area. The Company does not actively solicit deposits outside of its market area.
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

Employees
          The Company had approximately 367 full-time equivalent employees at December 31, 2008. The Company maintains training, educational and affirmative action programs designed to prepare employees for positions of increasing responsibility in both management and operations, and provides a variety of benefit programs, including group life, health, accident and other insurance and retirement plans. None of the Company’s employees are covered by a collective bargaining agreement, and the Company believes its employee relations are generally good.
Supervision and Regulation
          The Company, GB&T and SB&T are subject to extensive state and federal banking laws and regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws and regulations generally are intended to protect depositors and not shareholders.
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
The Company
          The Company owns all of the capital stock of GB&T and SB&T and is a multi-bank holding company under the federal Bank Holding Company Act of 1956. As a result, the Company is primarily subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Board of Governors of the Federal Reserve System. As a bank holding company located in Georgia, the Georgia Department of Banking and Finance (“GDBF”) also regulates and monitors all significant aspects of the Company’s operations. GB&T is a commercial bank regulated by the GDBF, while SB&T is a federally chartered thrift regulated by the Office of Thrift Supervision (“OTS”). Both subsidiaries are regulated by the FDIC.
          Acquisitions of Banks. The Bank Holding Company Act requires every bank holding company to obtain the Federal Reserve Board’s prior approval before:
•	acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank’s voting shares;

•	acquiring all or substantially all of the assets of any bank; or

•	merging or consolidating with any other bank holding company.
          Additionally, the Bank Holding Company Act provides that the Federal Reserve Board may not approve any of these transactions if it would result in or tend to create a monopoly or, substantially lessen competition or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve Board is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve Board’s consideration of financial resources generally focuses on capital adequacy, which is discussed below.
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
          Change in Bank Control. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is also presumed to exist although rebuttable if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:
•	the bank holding company has registered securities under Section 12 of the Securities Act of 1934; or

•	no other person owns a greater percentage of that class of voting securities immediately after the transaction.
The Company’s common stock is registered under the Securities Exchange Act of 1934. The regulations provide a procedure for challenging the rebuttable presumption of control.
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
          To qualify to become a financial holding company, any depository institution subsidiary of the Company must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least “satisfactory.” Additionally, the Company must file an election with the Federal

Reserve Board to become a financial holding company and must provide the Federal Reserve Board with 30 days’ written notice prior to engaging in a permitted financial activity. While the Company meets the qualification standards applicable to financial holding companies, the Company has not elected to become a financial holding company at this time.
          Capital Adequacy. The Company, GB&T and SB&T are required to comply with the capital adequacy standards established by the Federal Reserve Board, in the case of the Company, and the FDIC, in the case of GB&T and SB&T. The Federal Reserve Board has established a risk-based and a leverage measure of capital adequacy for bank holding companies. GB&T and SB&T are also subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve Board for bank holding companies.
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
          The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components: Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stockholders’ equity, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual preferred stock, and notes payable to unconsolidated special purpose entities that issue trust preferred securities, net of investment in the entity, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock and hybrid capital, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. The Company’s ratio of total capital to risk-weighted assets was 11.70% and the ratio of Tier 1 Capital to risk-weighted assets was 10.45% at December 31, 2008.
          In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve Board’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2008, our leverage ratio was 8.14%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.
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

Payment of Dividends
          The Company is a legal entity separate and distinct from its subsidiaries. The principal sources of the Company’s cash flow, including cash flow to pay dividends to its shareholders, are dividends paid by the subsidiaries to the Company. Statutory and regulatory limitations apply to GB&T’s and SB&T’s payment of dividends. If, in the opinion of the federal banking regulator, such subsidiaries were engaged in or about to engage in an unsafe or unsound practice, the federal banking agencies could require, after notice and a hearing, that it stop or refrain from engaging in the questioned practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See “The Company—Prompt Corrective Action.”
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
          GB&T declared cash dividends payable to the Company of $1.5 million in 2008, $0 in 2007 and $0.5 million in 2006. The Company has paid cash dividends of $0.13 per share each quarter since 2004, which totaled $3.0 million in 2008 and $2.8 million in 2007 and 2006.
Restrictions on Transactions with Affiliates
          The Company, GB&T and SB&T are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:
•	a bank’s loans or extensions of credit to affiliates;

•	a bank’s investment in affiliates;

•	assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve Board;

•	loans or extensions of credit made by a bank to third parties collateralized by the securities or obligations of affiliates; and

•	a bank’s guarantee, acceptance or letter of credit issued on behalf of an affiliate.

          The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank’s capital and surplus and, as to all affiliates combined, to 20% of a bank’s capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. GB&T and SB&T must also comply with other provisions designed to avoid taking low-quality assets.
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
          GB&T and SB&T are also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.
Limitations on Senior Executive Compensation
          The Company has applied for a capital investment from the United States Department of the Treasury under the Troubled Assets Relief Program (“TARP”) Capital Purchase Program. Should the request be approved and the Company accepts the investment, the Company will be subject to executive compensation limitations. For example, the Company must meet the following standards:
•	Ensure that senior executive incentive compensation packages do not encourage excessive risk;

•	Subject senior executive compensation to “clawback” if the compensation was based on inaccurate financial information or performance metrics;

•	Prohibit any golden parachute payments to senior executive officers; and

•	Agree not to deduct more than $500,000 for a senior executive officer’s compensation.
          Support of Subsidiary Institutions. Under Federal Reserve Board policy, the Company is expected to act as a source of financial strength for its subsidiaries and to commit resources to support them. This support may be required at times when, without this Federal Reserve Board policy, the Company might not be inclined to provide it. In addition, any capital loans made by the Company to its subsidiaries will be repaid only after the applicable subsidiary’s deposits and various other obligations are repaid in full. In the unlikely event of the Company’s bankruptcy, any commitment by it to a federal bank regulatory agency to maintain the capital of GB&T and SB&T will be assumed by the bankruptcy trustee and entitled to a priority of payment.
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

          Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. The other capital categories are well capitalized, adequately capitalized, and undercapitalized. As of December 31, 2008, the Bank qualified for the well capitalized category. A “well-capitalized” bank is one that significantly exceeds all of its capital requirements, which include maintaining a total risk-based capital ratio of at least 10%, a tier 1 risk-based capital ratio of at least 6%, and a tier 1 leverage ratio of at least 5%. Generally, a classification as well capitalized will place a bank outside of the regulatory zone for purposes of prompt corrective action. However, a well-capitalized bank may be reclassified as “adequately capitalized” based on criteria other than capital, if the federal regulator determines that a bank is in an unsafe or unsound condition, or is engaged in unsafe or unsound practices and has not corrected the deficiency.
          FDIC Insurance Assessments. The FDIC has adopted a risk-based assessment system for insured depository institutions that accounts for the risks attributable to different categories and concentrations of assets and liabilities. The system assesses higher rates on those institutions that pose greater risks to the Deposit Insurance Fund (the “DIF”). The FDIC places each institution in one of four risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory group assignment). Within the lower risk category, Risk Category I, rates will vary based on each institution’s CAMELS component ratings, certain financial ratios, and long-term debt issuer ratings.
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
          Assessments range from 5 to 43 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup. Institutions that are well capitalized will be charged a rate between 5 and 7 cents per $100 of deposits. However, on February 27, 2009, the FDIC adopted a final rule modifying the risk-based assessment system and setting initial base assessment rates beginning April 1, 2009, at 12 to 45 basis points and extended the period of the Restoration Plan to seven years. The FDIC also adopted an interim rule with request for comments imposing an emergency 20 basis point special assessment on June 30, 2009, which will be collected on September 30, 2009, and allowing the Board to impose possible additional special assessments of up to 10 basis points thereafter to maintain public confidence in the Deposit Insurance Fund.
          The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.
          FDIC Temporary Liquidity Guarantee Program. On October 14, 2008, the FDIC announced that its Board of Directors, under the authority to prevent “systemic risk” in the U.S. banking system, approved the Temporary Liquidity Guarantee Program (“TLGP”). The purpose of the TLGP is to strengthen confidence and encourage liquidity in the banking system. The TLGP is composed of two components, the Debt Guarantee Program and the Transaction Account Guarantee Program, and

institutions had the opportunity, prior to December 5, 2008, to opt-out of either or both components of the TLGP.
          The Debt Guarantee Program: Under the TLGP, the FDIC is permitted to guarantee certain newly issued senior unsecured debt issued by participating financial institutions. The annualized fee that the FDIC will assess to guarantee the senior unsecured debt varies by the length of maturity of the debt. For debt with a maturity of 180 days or less (excluding overnight debt), the fee is 50 basis points; for debt with a maturity between 181 days and 364 days, the fee is 75 basis points, and for debt with a maturity of 365 days or longer, the fee is 100 basis points. The Bank did not opt-out of the Debt Guarantee component of the TLGP.
          The Transaction Account Guarantee Program: Under the TLGP, the FDIC is permitted to fully insure non-interest bearing deposit accounts held at participating FDIC-insured institutions, regardless of dollar amount. The temporary guarantee will expire at the end of 2009. For the eligible noninterest-bearing transaction deposit accounts (including accounts swept from a noninterest bearing transaction account into an noninterest bearing savings deposit account), a 10 basis point annual rate surcharge will be applied to noninterest-bearing transaction deposit amounts over $250,000. Institutions will not be assessed on amounts that are otherwise insured. The Bank did not opt-out of the Transaction Account Guarantee component of the TLGP.
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
          Allowance for Loan and Lease Losses. The Allowance for Loan and Lease Losses (the “ALLL”) represents one of the most significant estimates in the Company’s financial statements and regulatory reports. Because of its significance, the Company has developed a system by which it develops, maintains and documents a comprehensive, systematic and consistently applied process for determining the amounts of the ALLL and the provision for loan and lease losses. The Interagency Policy Statement on the Allowance for Loan and Lease Losses, issued on December 13, 2006, encourages all banks to ensure controls are in place to consistently determine the ALLL in accordance with generally accepted accounting principles, the bank’s stated policies and procedures, management’s best judgment and relevant supervisory guidance. Consistent with supervisory guidance, the Company maintains a prudent and conservative, but not excessive, ALLL, that is at a level that is appropriate to cover estimated credit losses on individually evaluated loans determined to be impaired as well as estimated credit losses inherent in the remainder of the loan and lease portfolio. The Company’s estimate of credit losses reflects consideration of all significant factors that affect the collectability of the portfolio as of the evaluation date. See “Management’s Discussion and Analysis – Critical Accounting Policies.”
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
•	total reported loans for construction, land development and other land represent 100% or more of the institutions total capital, or

•	total commercial real estate loans represent 300% or more of the institution’s total capital, and the outstanding balance of the institution’s commercial real estate loan portfolio has increased by 50% or more.
          Other Regulations. Interest and other charges collected or contracted for are subject to state usury laws and federal laws concerning interest rates.
          Our loan operations are also subject to federal laws applicable to credit transactions, such as the:
•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies, certain identity theft protections, and certain credit and other disclosures;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Soldiers’ and Sailors’ Civil Relief Act of 1940, as amended, governing the repayment terms of, and property rights underlying, secured obligations of persons currently on active duty with the U.S. military;

•	Talent Amendment in the 2007 Defense Authorization Act, establishing a 36% annual percentage rate ceiling, which includes a variety of charges including late fees, for certain types of consumer loans to military service members and their dependents; and

•	rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.
Our deposit operations are subject to federal laws applicable to depository accounts, such as the following:
•	Truth-In-Savings Act, requiring certain disclosures for consumer deposit accounts;

•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•	Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and,

•	rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.
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
          Branching. Under current Georgia law, GB&T may open branch offices throughout Georgia with the prior approval of the GDBF. In addition, with prior regulatory approval, GB&T may acquire branches of existing banks located in Georgia. GB&T and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the applicable states’ laws. Georgia law, with limited exceptions, currently permits branching across state lines through interstate mergers.
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
          Under the QTL test, an institution must hold Qualified Thrift Investments (QTI) equal to at least 65.0% of its portfolio assets. QTI must fall into one of the two following categories: (1) assets that are includable in QTI without limit; or (2) assets limited to 20% of portfolio assets. Portfolio assets are total assets minus goodwill and other identifiable intangible assets, office property, and liquid assets not exceeding 20% of total assets. An institution ceases to be a QTL when its actual thrift investment percentage (the ratio of QTI divided by portfolio assets) falls, at month end, below 65.0% for four months within any 12-month period. At December 31, 2008, the actual thrift investment percentage for SB&T was 72.78%.

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
          Unimpaired capital and unimpaired surplus are defined as: core capital and supplementary capital included in total capital, plus any allowance for loan losses not included in supplementary capital, plus the amount of investment in, and advances to, subsidiaries not included in calculating core capital. As of December 31, 2008, the general lending limit for loans to one borrower for SB&T was $2.3 million.
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
Effect of Governmental Monetary Policies
          Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank Board’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks and thrifts through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.
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
The amount of “other real estate owned” (“OREO”) may increase significantly, resulting in additional losses, and costs and expenses that will negatively affect our operations
          At December 31, 2008, we had a total of $5.7 million of OREO as compared to none at December 31, 2007. This increase in OREO is due, among other things, to the continued deterioration of the residential real estate market and the tightening of the credit market. As the amount of OREO increases, our losses and the costs and expenses of maintaining the real estate likewise increase. Due to the on-going economic crisis, the amount of OREO may continue to increase throughout 2009. Any additional increase in losses, and maintenance costs and expenses due to OREO may have material adverse effects on our business, financial condition, and results of operations. Such effects may be particularly pronounced in a market of reduced real estate values and excess inventory, which may make the disposition of OREO properties more difficult, increase maintenance costs and expenses, and reduce our ultimate realization from any OREO sales.
The deterioration in the residential mortgage market may continue to spread to commercial credits, which may result in greater losses and non-performing assets, adversely affecting our business operations.
          The losses that were initially associated with subprime residential mortgages rapidly spread into the residential mortgage market generally. If the losses in the residential mortgage market continue to spread to commercial credits, then we may be forced to take greater losses or to hold more non-performing assets. Our business operations and financial results could be adversely affected if we continue to experience losses from our commercial loan portfolio.
The FDIC Deposit Insurance assessments that we are required to pay may materially increase in the future, which would have an adverse effect on our earnings.
          As an insured depository institution, we are required to pay quarterly deposit insurance premium assessments to the FDIC. These assessment are required to ensure that FDIC deposit insurance reserve ratio is at least 1.15% of insured deposits. Under the Federal Deposit Insurance Act, the FDIC, absent extraordinary circumstances, must establish and implement a plan to restore the deposit insurance reserve ratio to 1.15% of insured deposits, over a five-year period, when the reserve ratio falls below 1.15%. The recent failures of several financial institutions have significantly increased the Deposit Insurance Fund’s loss provisions, resulting in a decline in the reserve ratio. The FDIC expects a higher rate of insured institution failures in the next few years, which may result in a continued decline in the reserve ratio.
          Beginning on January 1, 2009, there was a uniform seven basis points (annualized) increase to the assessments that banks pay for deposit insurance. The increased assessment rates range from 12 to 50 basis points (annualized) for the first quarter 2009 assessment, which will be owed on June 30, 2009. Beginning on April 1, 2009, the FDIC will modify the risk-based assessments to account for each institution’s unsecured debt, secured liabilities and use of brokered deposits. Assessment rates will range from 7 to 77.5 basis points (annualized) starting with the second quarter 2009 assessments, which will be owed on September 30, 2009. In addition, the FDIC has adopted an interim rule to impose an emergency assessment of 20 basis points as of June 30, 2009, which will be owed on September 30, 2009. The FDIC may also impose additional emergency special assessments of up to 10 basis points thereafter if the reserve ratio is estimated to fall to a level that the FDIC believes would adequately affect public confidence or to a level that shall be close to zero or negative at the end of a calendar quarter.
          During the year ended December 31, 2008, we expensed $898 thousand in deposit insurance assessments. Due to the recent failure of several unaffiliated FDIC insurance depository institutions and the corresponding increase in assessments, we will be required to pay additional amounts to the Deposit Insurance Fund throughout 2009, which could have an adverse effect on our earnings. If the deposit insurance premium assessment rate applicable to us increases again, either because of our risk classification or because of another uniform increase, our earnings could be further adversely impacted.
Future impairment losses could be required on various investment securities, which may materially reduce the Company’s and the Bank’s regulatory capital levels.
          The Company establishes fair value estimates of securities available-for-sale in accordance with generally accepted accounting principles. The Company’s estimates can change from reporting period to reporting period, and we cannot provide any assurance that the fair value estimates of our investment securities would be the realizable value in the event of a sale of the securities.
          A number of factors could cause the Company to conclude in one or more future reporting periods that any difference between the fair value and the amortized cost of one or more of the securities that we own constitutes an other-than-temporary impairment. These factors include, but are not limited to, an increase in the severity of the unrealized loss on a particular security, an increase in the length of time unrealized losses continue without an improvement in value, a change in our intent or ability to hold the security for a period of time sufficient to allow for the forecasted recovery, or changes in market conditions or industry or issuer specific factors that would render us unable to forecast a full recovery in value, including adverse developments concerning the financial condition of the companies in which we have invested.
          The Company may be required to take other-than-temporary impairment charges on various securities in its investment portfolio. In addition, depending on various factors, including the fair values of other securities that we hold, we may be required to take additional other-than-temporary impairment charges on other investment securities. Any other-than-temporary impairment charges would negatively affect our regulatory capital levels, and may result in a change to our capitalization category, which could limit certain corporate practices and could compel us to take specific actions.

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
          In addition to considering the financial strength and cash flow characteristics of borrowers, we often secure loans with real estate collateral. At December 31, 2008, approximately 86.3% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. Our markets and the U.S. generally are experiencing a period of reduced real estate values, and if we are required to liquidate the collateral securing a significant loan or collection of loans to satisfy the debt during such a period, our earnings and capital could be adversely affected. See the disclosure below under “—An economic downturn, especially one affecting our market areas, could adversely affect our financial condition, results of operations, or cash flows.”
We make and hold in our portfolio a significant number of land acquisition and development and construction loans, which pose more credit risk than other types of loans typically made by financial institutions.
          We offer land acquisition and development and construction loans for builders and developers. As of December 31, 2008, approximately $369.7 million (36.8%) of our loan portfolio represented loans for which the related property is neither presold nor preleased. These land acquisition and development and construction loans are considered more risky than other types of residential mortgage loans. The primary credit risks associated with land acquisition and development and construction lending are underwriting, project risks and market risks. Project risks include cost overruns, borrower credit risk, project completion risk, general contractor credit risk, and environmental and other hazard risks. Market risks are risks associated with the sale of the completed residential units. They include affordability risk, which means the risk of affordability of financing by borrowers, product design risk, and risks posed by competing projects. Given the current environment, we expect that in 2009, the non-performing loans in our land acquisition and development and construction portfolio could increase substantially, which would reduce our interest income. These non-performing loans could also result in an increased level of charge-offs, which would negatively impact our capital and earnings.
Our recent results may not be indicative of our future results, and may not provide guidance to assess the risk of an investment in our common stock.
          We may not be able to sustain our historical rate of growth or may not even be able to grow our business at all. In addition, our rapid growth in prior years may distort some of our historical financial ratios and statistics. In the future, we may not have the benefit of favorable factors that we have experienced in the past, such as a generally increasing interest rate environment or ability to find suitable expansion opportunities. For example, we experienced in 2008 and are continuing to experience in 2009 a general downturn in the national and local economies and in our local real estate markets. Other factors, such as regulatory and legislative considerations and competition, may also impede or prohibit our ability to expand our market presence. If we experience a significant decrease in our historical rate of growth, our results of operations and financial condition may be adversely affected due to a high percentage of our operating costs being fixed expenses.
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
          We maintain an allowance for estimated loan losses that we believe is adequate for absorbing any probable losses in our loan portfolio. Management determines the provision for loan losses based upon an analysis of general market conditions, credit quality of our loan portfolio, and performance of our customers relative to their financial obligations with us. We periodically evaluate our loan portfolio for risk grading, which can result in changes in our allowance for estimated loan losses. The amount of future losses is susceptible to changes in economic, operating, and other conditions, including changes in interest rates that may be beyond our control and such losses may exceed the allowance for estimated loan losses. Significant increases to the provision for loan losses may be necessary if material adverse changes in general economic conditions occur or the performance of our loan portfolio deteriorates. Additionally, federal banking regulators, as an integral part of their supervisory function, periodically review the allowance for estimated loan losses. Consultations with these regulatory agencies may lead us to conclude that an increase in the allowance for loan losses is necessary. Such an increase would have a negative effect on our results of operations and financial condition. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Provision for Loan Losses, Net Charge-Offs and Allowance for Loan Losses.”
An economic downturn, especially one affecting our market areas, could adversely affect our financial condition, results of operations or cash flows.
          Our success depends upon the growth in population, income levels, deposits and housing starts in our primary market areas which principally include Richmond, Columbia and Clarke Counties in the State of Georgia and Aiken County in the State of South Carolina. If the communities in which we operate do not grow, or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed. Unpredictable economic conditions may have an adverse effect on the quality of our loan portfolio and our financial performance. Economic recession over a prolonged period or other economic problems in our market areas could have a material adverse impact on the quality of the loan portfolio and the demand for our products and services. We have already experienced a higher percentage of non-performing loans to total loans in 2008 than in past years based in part on general economic conditions in our market areas. Future adverse changes in the economies in our market areas may have a material adverse effect on our financial condition, results of operations or cash flows. Further, the banking industry in Georgia and South Carolina is affected by general economic conditions such as inflation, recession, unemployment and other factors beyond our control. As community financial institutions, we are less able to spread the risk of unfavorable local economic conditions than larger or more regional banks. Moreover, we cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our primary market areas even if they do occur.
Ongoing deterioration in the housing market and the homebuilding industry may lead to increased losses and further worsening of delinquencies and non-performing assets in our loan portfolios. Consequently, our results of operations may be adversely impacted.
          There has been substantial industry concern and publicity over asset quality among financial institutions due in large part to issues related to subprime mortgage lending, declining real estate values and general economic concerns. As of December 31, 2008, our non-performing assets had increased significantly to $40.5 million, or 4.1%, of our loan portfolio plus other real estate owned. Furthermore, the housing and the residential mortgage markets recently have experienced a variety of difficulties and changed economic conditions. If market conditions continue to deteriorate, they may lead to additional valuation adjustments on our loan portfolios and real estate owned as we continue to reassess the market value of our loan portfolio, the losses associated with the loans in default and the net realizable value of real estate owned.
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
          As a bank holding company, we are primarily regulated by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). Our subsidiary bank is primarily regulated by the Federal Deposit Insurance Corporation (the “FDIC”) and the GDBF. Our subsidiary thrift is primarily regulated by the Office of Thrift Supervision (“OTS”). Our compliance with Federal Reserve Board, FDIC, Department of Banking and Finance and OTS regulations is costly and may limit our growth and restrict certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. We are also subject to capital requirements of our regulators.
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
          We have supported our continued growth by issuing trust preferred securities from special purpose trusts and accompanying subordinated debentures. At December 31, 2008, we had outstanding subordinated debentures totaling $20.0 million and may issue additional trust preferred securities in the future. We unconditionally guarantee the payment of principal and interest on the trust preferred securities. Also, the debentures we issued to the special purpose trusts that relate to those trust preferred securities are senior to our common stock. As a result, we must make payments on the subordinated debentures before we can pay any dividends on our common stock. In the event of our bankruptcy, dissolution or liquidation, holders of our subordinated debentures must be satisfied before any distributions can be made on our common stock. We have the right to defer distributions on our subordinated debentures (and related trust preferred securities) for up to five years, but during that time we would not be able to pay dividends on our common stock.
If we are unable to increase our share of deposits in our market, we may accept out of market and brokered deposits, the costs of which may be higher than expected.
          We can offer no assurance that we will be able to maintain or increase our market share of deposits in our highly competitive service area. If we are unable to do so, we may be forced to accept increased amounts of out of market or brokered deposits. As of December 31, 2008, we had approximately $198.2 million in out of market deposits, including brokered deposits, which represented approximately 17.4% of our total deposits. At times, the cost of out of market and brokered deposits exceeds the cost of deposits in our local market. In addition, the cost of out of market and brokered deposits can be volatile, and if we are unable to access these markets or if our costs related to out of market and brokered deposits increases, our liquidity and ability to support demand for loans could be adversely affected.

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
          Our directors, executive officers and relatives of directors, as a group, beneficially owned approximately 54.2% of our fully diluted outstanding common stock as of March 2, 2009. As a result of their ownership, the directors and executive officers will have the ability, if they voted their shares in concert, to control the outcome of all matters submitted to our shareholders for approval, including the election of directors.
Item 1B. Unresolved Staff Comments
None

Item 2. Properties
          The Company currently operates two main offices, eleven branches and an operations center. The principal administrative offices of the Company are located at 3530 Wheeler Road, Augusta, Georgia. Locations in Georgia include the main office, four branch offices in Augusta, Georgia, two branches in Martinez, Georgia, two branches in Evans, Georgia, and one branch in Athens, Georgia. SB&T locations include the main office and one additional branch in Aiken, South Carolina, and one leased facility in North Augusta, South Carolina. All banking offices except the leased facility are owned by the Company, are not subject to mortgage, and are covered by appropriate insurance for replacement value.
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
          In December 2005, the first branch located outside of metro Augusta was opened in Athens, Georgia. This 4,000 square foot banking office is located on the border of the Athens historic district and includes a teller line, customer service area, and lending offices. The Pine Log Road office, located in Aiken, South Carolina, opened in September 2006, and consists of a 4,000 square foot banking office with all the facilities of the metro Augusta offices. In July 2007, a 1,600 square foot drive-thru facility was opened in Evans, Georgia, and in August 2007, a 4,600 square foot full-service branch was opened in North Augusta, South Carolina. On January 10, 2008, the Thrift opened its second branch in Aiken, South Carolina and relocated its main office to a 3,168 square foot wood frame historic home on Laurens Street.
          In 1997, the Company acquired 24,000 square feet of commercial office space located at 3515 Wheeler Road, across the street from the main office. This office space is currently occupied by the mortgage operations and construction lending departments.
          Due to continued growth, the Company purchased a commercial building with approximately 45,000 square feet of office space on Columbia Road in Martinez in May 2006. This office space was renovated during 2006 and 2007, and operational functions including data processing, deposit operations, human resources, loan operations, credit administration and accounting were relocated to this facility in October 2007.
          The Company’s automated teller machine network includes three drive-up machines located in major retail shopping areas as well as machines located at twelve of the thirteen branch offices.
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

Item 4. Submission of Matters to a Vote of Shareholders
(a)	A special meeting of shareholders was held December 17, 2008 at the Company’s Cotton Exchange office located at 32 8th Street, Augusta, GA.

(b)	No election of directors took place during this meeting.

(c)	The following matters were voted on at the meeting as was previously identified in the proxy materials forwarded to each shareholder:
1.	Proposal to approve a proposed amendment to the Company’s Articles of Incorporation authorizing a class of 10,000,000 shares of preferred stock, no par value, as set forth in Appendix A to the proxy statement.

Votes were cast as follows:

For: 4,418,418 Against: 143,665 Abstain: 82 Broker non-votes: 0

2.	Proposal to authorize management of the Company to adjourn the meeting to another time and date in order to allow the Board of Directors to solicit additional proxies or attendance at the meeting.

Votes were cast as follows:

For: 4,441,411 Against: 120,754 Abstain: 0 Broker non-votes: 0

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
          As of March 2, 2009, there were approximately 943 holders of record of the Company’s common stock. As of March 2, 2009, there were 5,987,785 shares of the Company’s common stock outstanding. The Company’s common stock is traded via the Over-the-Counter Bulletin Board under the trading symbol “SBFC”. The following table reflects the range of high and low bid quotations, adjusted for stock dividends and splits, in the Company’s common stock for the past two years:
Southeastern Bank Financial Corporation Stock Price

	Low	High
Quarter ended
March 31, 2007	32.95	37.27
June 30, 2007	31.14	36.36
September 30, 2007	30.55	36.36
December 31, 2007	27.27	32.73

Quarter ended
March 31, 2008	23.64	31.82
June 30, 2008	24.68	32.05
September 30, 2008	25.55	30.00
December 31, 2008	14.55	28.00

Period ended
March 2, 2009	15.15	19.50
          The Company declared cash dividends of $0.13 per share on January 23, 2008, April 16, 2008, July 16, 2008, October 08, 2008 and January 21, 2009. The Company declared cash dividends of $0.13 per share in each quarter of 2007. The Company’s primary sources of income are dividends and other payments received from its subsidiaries. The amount of dividends that may be paid by GB&T and SB&T to the Company depends upon the subsidiaries’ earnings and capital position and is limited by federal and state law, regulations and policies.
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
          The Company’s ability to pay cash dividends is further subject to continued payment of interest that is owed on subordinated debentures issued in connection with the Southeastern Bank Financial Statutory Trust I issuance in December 2005 of $10.0 million of trust preferred securities and the

Southeastern Bank Financial Trust II issuance in March 2006 of $10.0 million of trust preferred securities. As of December 31, 2008, the Company had approximately $20.0 million of subordinated debentures outstanding. The Company has the right to defer payment of interest on the subordinated debentures for a period not exceeding 20 consecutive quarters. If the Company defers, or fails to make, interest payments on the subordinated debentures, the Company will be prohibited, subject to certain exceptions, from paying cash dividends on common stock until all deferred interest is paid and interest payments on the subordinated debentures resumes.
          There were no shares repurchased under an existing stock repurchase plan or otherwise during the fourth quarter of 2008.
          The Company has applied for a capital investment from the United States Department of the Treasury under the Troubled Assets Relief Program (“TARP”) Capital Purchase Program. Should the request be approved and the Company accepts the investment, the Company will be subject to additional limitations on the payment of dividends. These limitations require, among other things, that (i) all dividends for the securities purchased under the TARP Capital Purchase Program be paid before other dividends can be paid and (ii) the Treasury must approve any increases in common dividends for three years following the Treasury’s investment.
          The Company did not sell any of its equity securities without registration under the Securities Act of 1933, as amended, during the fourth quarter of 2008.
          See “Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for a table presenting information on equity securities subject to future issuance under the Company’s equity compensation plans.

Item 6. Selected Financial Data
          The selected consolidated financial data presented on the following page as of December 31, 2008 and 2007 and for each of the years in the three-year period ended December 31, 2008 is derived from the audited consolidated financial statements and related notes included in this report and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected consolidated financial data as of December 31, 2005 and 2004 is derived from audited consolidated financial statements that are not included in this report but that are included in the Annual Reports on Form 10-K filed with the Securities and Exchange Commission for those years. The per share data presented on the following page has been adjusted accordingly for the 10% stock dividend paid June 2, 2008.
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

Selected Consolidated Financial Data	2008	2007	2006	2005	2004
	(Dollars in thousands, except per share data)
Earnings
Total interest income	$75,675	$79,181	$65,626	$47,277	$35,350
Total interest expense	35,489	40,932	31,423	17,885	9,670
Net interest income	40,186	38,249	34,203	29,392	25,680
Provision for loan losses	9,055	3,823	2,478	1,842	1,588
Noninterest income	16,705	16,168	14,040	12,371	12,461
Noninterest expense	36,752	32,508	28,932	25,012	23,744
Net income	7,578	11,765	11,160	9,954	8,704

Per Share Data
Net income — Diluted	$1.26	$1.95	$1.89	$1.69	$1.49
Book value	15.81	15.04	13.21	10.98	10.21
Cash dividends declared per common share	0.52	0.52	0.52	0.52	0.52
Weighted average common and common equivalent shares outstanding	6,011,689	6,044,871	5,908,659	5,885,261	5,856,155

Selected Average Balances
Assets	$1,318,384	$1,133,064	$951,115	$785,081	$673,805
Loans (net of unearned income)	952,800	811,509	664,101	547,414	464,769
Deposits	1,057,198	893,959	735,128	611,029	528,167
Stockholders’ equity	89,337	83,850	69,317	61,655	56,162

Selected Year-End Balances
Assets	$1,411,039	$1,212,980	$1,041,202	$864,277	$706,517
Loans (net of unearned income)	1,005,786	882,743	749,969	601,235	494,170
Allowance for loan losses	14,742	11,800	9,777	9,125	7,930
Deposits	1,139,552	952,166	801,763	663,655	556,785
Short-term borrowings	62,553	81,666	76,020	73,013	45,481
Long-term borrowings	104,000	79,000	75,000	57,000	40,000
Stockholders’ equity	94,651	89,758	78,924	63,583	58,980

Selected Ratios
Return on average total assets	0.57%	1.04%	1.17%	1.27%	1.29%
Return on average equity	8.48%	14.03%	16.10%	16.15%	15.50%
Average earning assets to average total assets	94.11%	93.66%	93.67%	93.90%	93.56%
Average loans to average deposits	90.13%	90.78%	90.34%	89.59%	88.00%
Average equity to average total assets	6.78%	7.40%	7.29%	7.85%	8.33%
Net interest margin	3.24%	3.60%	3.84%	3.98%	4.08%
Operating efficiency	64.52%	60.64%	60.20%	59.78%	62.09%
Net charge-offs to average loans	0.64%	0.22%	0.17%	0.12%	0.20%
Allowance for loan losses to net loans (year-end)	1.47%	1.34%	1.30%	1.52%	1.60%
Risk-based capital
Tier 1 capital	10.45%	11.38%	12.09%	11.10%	10.33%
Total capital	11.70%	12.61%	13.29%	12.35%	11.58%
Tier 1 leverage ratio	8.14%	9.08%	9.78%	9.01%	8.38%

Proforma data to illustrate the effect of SAB 108
Allowance for loan losses to net loans excluding amount applicable to unfunded lines, commitments and standby letters of credit(year-end)				1.40%	1.49%
Provision for loan losses excluding amount applicable to unfunded lines, commitments and standby letters of credit				1,723	1,584
Allowance for loan losses excluding amount applicable to unfunded lines, commitments and standby letters of credit(year- end)				8,431	7,355

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
Overview
          The Company’s services include the origination of residential and commercial real estate loans, construction and development loans, and commercial and consumer loans. The Company also offers a variety of deposit programs, including noninterest-bearing demand, interest checking, money management, savings, and time deposits. In the Augusta-Richmond County, GA-SC metropolitan statistical area, GB&T had 14.2% of all deposits and was the second largest depository institution and the largest locally based institution at June 30, 2008 based on deposit levels, as cited from the FDIC’s website. Securities sold under repurchase agreements are also offered. Additional services include wealth management, trust, retail investment, and mortgage. As a matter of practice, most mortgage loans are sold in the secondary market; however, some mortgage loans are placed in the portfolio based on asset/liability management strategies. The Company continues to concentrate on increasing its market share through various new deposit and loan products and other financial services, by adding locations, and by focusing on the customer relationship management philosophy. The Company is committed to building lifelong relationships with its customers, employees, shareholders, and the communities it serves.
          Net income in 2008 was $7.6 million compared to $11.8 million in 2007. National economic conditions contributed to problems with loan quality. As a result the provision for loan loss expense increased $5.2 million primarily due to the increase in nonperforming assets and downgrades in the loan portfolio. Also impacting the provision for loan loss expense was a $115.4 million growth in loans during 2008.
          The Company’s primary source of income is from its lending activities followed by interest income from its investment activities, service charges and fees on deposits, and gain on sales of mortgage loans in the secondary market. Interest income on loans decreased primarily due to lower rates somewhat offset by increased volumes. Service charges and fees on deposits increased due to increases in NSF income on retail and business checking accounts and debit/ATM card income, both the result of new account growth. Gain on sales of mortgage loans for 2008 increased over 2007 due to higher production levels from adding lending personnel at the Thrift and due to increased mortgage refinance activity resulting from declining interest rates. Retail investment income experienced a decrease due to significant adverse changes in the stock market. Trust service fees were relatively unchanged as growth in assets under management offset declines in fees due to declining portfolio balances. With the significant growth that the Company has seen over the year, salary and benefit expenses have increased $1.5 million from 2007 primarily from the opening of new locations, increase in commissions and increase in operational staff personnel somewhat offset by the increase in FAS 91 deferred cost expense. Occupancy expense increased $916 from 2007 primarily due to full years expense associated with the Company’s new operations facility and the full year operations of two branches and one loan production office.

          The Company has experienced steady growth. Over the past four years, assets grew from $706.5 million at December 31, 2004 to $1.4 billion at December 31, 2008. From year end 2004 to year end 2008, loans increased $511.6 million, and deposits increased $582.8 million. Net interest income for the year ended 2004 was $25.7 million compared to net interest income of $40.2 million in 2008. The Company has paid cash dividends of $0.13 per share each quarter since 2004.
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
          The allowance for loan losses is established through a provision for loan losses charged to expense, which affects the Company’s earnings directly. Loans are charged against the allowance for loan losses when management believes that the collectability of the principal is unlikely. Subsequent recoveries are added to the allowance. The allowance is an amount that management believes will be adequate to absorb probable incurred losses in the portfolio at the reporting date, based on evaluations of the collectability of loans. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, historical loss rates, overall portfolio quality, review of specific problem loans, and current economic conditions and trends that may affect a borrower’s ability to repay.
          The Company segments its allowance for loan losses into the following three major categories: 1) identified losses for impaired loans; 2) general allocation for Classified/Watch rated loans; and 3) general allocation for loans with satisfactory ratings. Risk ratings are initially assigned in accordance with the Company’s loan and collection policy. An organizationally independent department reviews grade assignments on an ongoing basis. Management reviews current information and events regarding a borrowers’ financial condition and strengths, cash flows available for debt repayment, the related collateral supporting the loan and the effects of known and expected economic conditions. When the evaluation reflects a greater than normal risk associated with the individual loan, management classifies the loan accordingly. If the loan is determined to be impaired, management allocates a portion of the allowance for loan losses for that loan based upon the present value of future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if collection of the loan is deemed to be dependent upon the collateral. Regulatory guidance is also considered. Cash receipts for accruing loans are applied to principal and interest under the contractual terms of the loan agreement; however, cash receipts on impaired and nonaccrual loans for which the accrual of interest has been discontinued are generally applied first to principal and then to interest income depending upon the overall risk of principal loss to the Company. Impaired and Classified/Watch rated loans are aggressively monitored. The allocation for loans rated satisfactory is further subdivided into various types of loans as defined by regulatory reporting codes. The Company’s management also gives consideration to subjective factors such as, national and local economic conditions, bankruptcy trends, unemployment trends, loan concentrations, and competitive factors in the local market. These factors represent uncertainties in the Company’s business environment and are included in the various individual components of the allowance for loan losses.
          Management believes that the allowance for loan losses is adequate. The loan portfolio is comprised of 86.3% real estate loans; 10.9% commercial, financial and agricultural loans; and 2.8% consumer loans. Commercial real estate comprises 26.5% of the loan portfolio, and of these loans 53.9% are owner occupied properties where the operations of the commercial entity provide the necessary cash flow to service the debt. For this portion of the real estate loan portfolio, repayment is not dependent upon the sale of the real estate held as collateral. Construction and development loans, 36.8% of the portfolio, have been an increasingly important portion of the real estate loan portfolio. The Company carefully monitors the loans in this category since the repayment of these loans is generally dependent upon the sale of the real estate in the normal course of business and can be impacted by national and local economic conditions. The residential category, 21.2% of the portfolio, represents those loans that the Company chooses to maintain in its portfolio rather than selling into the secondary market for marketing and competitive reasons and commercial loans secured by residential real estate. The residential held for sale category, 1.9% of the portfolio, comprises loans that are in the process of being sold into the secondary market. In these loans, the credit has been approved by the investor and the interest rate locked so that the Company minimizes credit and interest rate risk with respect to these loans. The Company has no large loan concentrations to individual borrowers. Unsecured loans at December 31, 2008 were $17.2 million. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may advise additions to the allowance based on their judgments about information available to them at the time of their examination. Such regulatory guidance is considered, and the Company may recognize additions to the allowance as a result.
          Please see “Provision for Loan Losses, Net Charge-offs, and Allowance for Loan Losses” and “Non-Performing Assets” for a further discussion of the Company’s loans, loss experience, and methodology in determining the allowance.
Results of Operations
          Total assets increased $198.1 million, or 16.3% in 2008 compared to year end 2007, primarily due to growth in loans, available for sale investment securities and federal funds sold. Asset growth included the purchase of a $29.7 million portfolio of loans in the Athens, Georgia market. The Company recorded net income of $7.6 million in 2008, a 35.6% decrease over 2007. The decrease in net income is primarily attributable to a $5.2 million increase in provision for loan losses associated with increased levels of nonperforming assets and loan chargeoffs. Loan chargeoffs increased $4.2 million and resulted primarily from segments of the Company’s acquisition development and construction loan portfolio (“ADC”) outside of its primary market. In particular, loans participated with other banks on properties in the metro Atlanta market as well as ADC loans in the Athens and Savannah Georgia markets experienced a level of charge offs higher than that experienced in the

Company’s primary market area of the Augusta-Richmond County, GA-SC metropolitan statistical area (MSA).
          Interest income decreased $3.5 million or 4.4% to $75.7 million in 2008. Interest income on loans, including loan fees, was the principal contributor, representing a decrease of $4.7 million over 2007. This was primarily the result of a decline in average yield on loans from 8.16% in 2007 to 6.46% in 2008. During 2008, the Federal Reserve reduced rates by 400bp causing a corresponding reduction in the prime lending rate from 7.25% to 3.25%. Declining yields more than offset the $123.0 million in loan growth for the Company in 2008. Interest income on investment securities increased $1.8 million in 2008 as a result of a $27.7 million increase in the annual average balance of the investment portfolio in 2008. Noninterest income increased $537 in 2008. Significant changes to noninterest income in 2008 include an $882 increase in service charges and fees on deposits related to new account growth, a $562 increase in gain in sale of loans somewhat offset by a decrease in gain on sale of fixed assets of $1.0 million.
          Interest expense decreased $5.4 million to $35.5 million in 2008. The Company had total deposit growth of $187.4 million, or 19.7% in 2008. Interest expense on deposits decreased $3.1 million to $30.0 million primarily due to significantly lower interest rates somewhat offset by the growth of deposits. The most significant increase was in time deposits with a $208.7 million balance increase over 2007 year end with a corresponding $2.5 million increase in interest expense. Included in this category are brokered CDs which increased from $78.5 million at year end 2007 to $244.5 million at year end 2008. Noninterest expense increased $4.2 million or 13.1% in 2008. Salaries and other personnel expense increased $1.5 million primarily as a result of additional employees in 2008 related to the Company’s continued growth and expansion into new markets. Premises and equipment expense increased $916 or 26.5% from 2007 due to increased depreciation expense and expenses associated with the Company’s new operations center in Martinez, Georgia and the full year operation of two branch offices and a loan production office in Greenville, South Carolina. Other operating expenses increased $1.8 million with the most significant increases reflected in FDIC insurance premiums, data processing expense and professional fees. The Company continues to monitor operating expenses and uses responsibility center budgeting to assist in this endeavor. The operating efficiency ratio of 64.52% in 2008 is a 3.88% increase from 2007.
          The earnings performance of the Company is reflected in its return on average assets and average equity of 0.57% and 8.48%, respectively, during 2008 compared to 1.04% and 14.03%, respectively, during 2007. Basic net income per share on weighted average common shares outstanding declined to $1.27 in 2008 compared to $1.97 in 2007 and $1.91 in 2006. Diluted net income per share on weighted average common and common equivalent shares outstanding declined to $1.26 in 2008 compared to $1.95 in 2007 and $1.89 in 2006. The Company has paid cash dividends of $0.13 per share each quarter since 2004.
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

	Average Balances, Income and Expenses, Yields and Rates

	Year Ended Dec. 31, 2008			Year Ended Dec. 31, 2007			Year Ended Dec. 31, 2006
		Average	Amount		Average	Amount		Average	Amount
	Average	Yield or	Paid or	Average	Yield or	Paid or	Average	Yield or	Paid or
	Amount	Rate	Earned	Amount	Rate	Earned	Amount	Rate	Earned
				(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans	$952,800	6.46%	$61,568	$811,509	8.16%	$66,219	$664,101	8.18%	$54,338
Investments
Taxable	239,253	5.38%	12,875	209,082	5.27%	11,023	189,321	5.09%	9,633
Tax-exempt	16,266	4.40%	716	18,734	4.27%	800	24,658	4.18%	1,030
Federal funds sold	29,916	1.57%	470	21,434	5.19%	1,112	12,248	4.90%	600
Interest-bearing deposits in other banks	2,557	1.80%	46	506	5.34%	27	612	4.08%	25

Total interest-earning assets	1,240,792	6.10%	$75,675	1,061,265	7.46%	$79,181	890,940	7.37%	$65,626

Cash and due from banks	22,846			25,624			19,977
Premises and equipment	33,584			26,676			22,242
Other	34,581			30,527			27,486
Allowance for loan losses	(13,419)			(11,029)			(9,530)

Total assets	$1,318,384			$1,133,063			$951,115

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW accounts	$147,227	1.46%	$2,149	$127,093	2.30%	$2,926	$114,021	2.00%	$2,277
Savings and money management accounts	353,719	2.52%	8,912	341,097	4.04%	13,788	305,186	3.93%	11,996
Time deposits	446,434	4.25%	18,956	317,298	5.18%	16,433	213,889	4.59%	9,826
Federal funds purchased / securities sold under repurchase agreements	60,629	2.17%	1,317	65,735	5.03%	3,305	62,451	4.93%	3,079
Other borrowings	98,741	4.21%	4,155	79,250	5.65%	4,480	75,034	5.66%	4,245

Total interest-bearing liabilities	1,106,750	3.21%	35,489	930,473	4.40%	40,932	770,581	4.08%	31,423

Noninterest-bearing demand deposits	109,818			108,470			102,032
Other liabilities	12,479			10,270			9,185
Stockholders’ equity	89,337			83,850			69,317

Total liabilities and stockholders’ equity	$1,318,384			$1,133,063			$951,115

Net interest spread		2.89%			3.06%			3.29%
Benefit of noninterest sources		0.35%			0.54%			0.55%
Net interest margin/income		3.24%	$40,186		3.60%	$38,249		3.84%	$34,203

          Comparing 2008 to 2007, interest earning asset yields declined sharply, decreasing 136 basis points while interest bearing liability rates declined only 119 basis points. As a result the Company’s average interest rate spread declined to 2.89% in 2008 as compared to 3.06% in 2007. The year over year decline in asset yields and liability costs were a result of decreased market interest rates. The Federal Reserve Board decreased its target Federal Funds rate seven times totaling 400 basis points during 2008. As a result, the prime interest rate dropped from 7.25% at year end 2007 to 3.25% at year end 2008. A significant portion of the Company’s loan portfolio adjusts immediately to these changes in rates while deposit liabilities typically lag. In addition, the yield on federal funds sold declined 362 basis points and negatively impacted overall asset yields. These factors contributed to the net interest margin declining from 3.60% in 2007 to 3.24% in 2008.
          The increase in average loans of $141.3 million, average investments of $27.7 million and average federal funds sold of $8.5 million were funded by increases in average interest bearing deposits of $161.9 million and Federal Home Loan Bank borrowings of $19.5 million, offset in part by decreases in federal funds purchased and securities sold under repurchase agreements of $5.1 million. For 2008, average total assets were $1.3 billion, a 16.4% increase over 2007. Average interest-earning assets for 2008 were $1.2 billion, or 94.1% of average total assets.
          Interest income is the largest contributor to income. Interest income on loans, including loan fees, decreased $4.7 million from 2007 to $61.6 million in 2008. Declining interest rates on variable rate loans accounted for approximately $14 million reduction in interest but was offset by approximately $12.0 million due to increased balances of loans. Affecting the overall yield on loans was $29.2 million increase in non accrual loans which resulted in reversal of interest income of $1.0 million for the year ended 2008. Investment income increased $1.8 million to $13.6 million primarily as a result of higher volume and slightly higher investment yields in 2008. Interest income on federal funds sold decreased as the result of a 400 basis point decrease in the Federal Funds rate during 2008. Interest expense on deposits decreased $3.1 million from 2007 to $30.0 million in 2008. Declining interest rates paid on deposits more than offset the additional interest due to growth. The mix of interest bearing deposits also affects the interest rate spread. During 2008 the proportion of higher cost time deposits as a percent of interest bearing liabilities increased from 34% to 40% while lower cost money management and savings accounts decreased from 37% to 32%. The overall result was an increase in net interest income of $1.9 million or 5.1% in 2008 from 2007. Average yields on interest-earning assets were 6.10% in 2008, compared to 7.46% in 2007.
          Net interest income increased $4.0 million in 2007 compared to 2006 as a result of the growth in the volume of average earning assets and an increase in interest rates. Interest earning assets averaged $1.1 billion in 2007, an increase of 19.1%, from the $890.9 million averaged in 2006. Average yields on earning assets increased to 7.46% in 2007, compared to 7.37% in 2006.
          A key performance measure for net interest income is the “net interest margin”, or net interest income divided by average interest-earning assets. Unlike the “net interest spread” (the difference between interest rates earned on assets and interest rates paid on liabilities), the net interest margin is affected by the level of non-interest sources of funding used to support interest-earning assets. The Company’s net interest margin decreased to 3.24% in 2008 from 3.60% in 2007. In 2006, the net interest margin was 3.84%. The net interest margin deteriorated in 2008 as the average rate paid on interest-bearing deposits decreased less than the average rate on interest-earning assets. The high level of competition in the local market for both loans and particularly deposits continues to influence the net interest margin. The net interest margin continues to be supported by demand deposits which provide a noninterest-bearing source of funds. The Company’s marketing efforts continue to be focused on increasing demand deposits and NOW accounts to help prevent further deterioration in the net interest margin. The net interest spread measures the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing sources of funds. The net interest spread eliminates the impact of noninterest-bearing funds and gives a direct perspective on the effect of market interest rate movements. As a result of changes in interest rates in 2008, the net interest spread decreased 17 basis points to 2.89% in 2008. The 2007 net interest spread of 3.06% also represented a decrease from 2006’s 3.29%.
          Changes in the net interest income from period to period result from increases or decreases in the volume of interest-earning assets and interest-bearing liabilities, increases in the average rates earned and paid on such assets and liabilities, the ability to manage the earning asset portfolio, and the availability of particular sources of funds, such as noninterest-bearing deposits. The following table: “Analysis of Changes in Net Interest Income” indicates the changes in the Company’s net interest income as a result of changes in volume and rate from 2008 to 2007, and 2007 to 2006. The analysis of changes in net interest income included in the following table indicates that on an overall basis in 2008 to 2007, the increase in the balances or volumes of interest-earning assets created a positive impact in net income. This was somewhat offset by the impact of increased volumes of interest-bearing liabilities. The rate environment of 2008 resulted in significant rate decreases on interest-earning assets and interest-bearing liabilities. In 2007 to 2006, the increase in the balances or volumes of interest-earning assets created a positive impact in net income which was partially offset by the impact of increased volumes of interest-bearing liabilities. Rising rates in 2007 resulted in rate increases on interest-bearing liabilities that exceeded rate increases on interest-earning assets.

	Analysis of Changes in Net Interest Income

	2008 vs. 2007				2007 vs. 2006
	Increase (Decrease)				Increase (Decrease)
	Average	Average			Average	Average
	Volume	Rate	Combined	Total	Volume	Rate	Combined	Total
	(Dollars in thousands)				(Dollars in thousands)
Interest income from in terest-earning assets:

Loans	$11,529	$(13,781)	$(2,399)	$(4,651)	$12,058	$(133)	$(44)	$11,881
Investments, taxable	1,590	233	29	1,852	1,006	341	43	1,390
Investments, tax-exempt	(105)	24	(3)	(84)	(248)	42	(24)	(230)
Federal funds sold	440	(726)	(356)	(642)	450	36	26	512
Interest-bearing deposits in other banks	109	(19)	(71)	19	(4)	7	(1)	2

Total	$13,563	$(14,269)	$(2,800)	$(3,506)	$13,262	$293	$0	$13,555

Interest expense on interest- bearing liabilities:

NOW accounts	$463	$(1,068)	$(172)	$(777)	$261	$343	$45	$649
Savings and money management accounts	510	(5,186)	(200)	(4,876)	1,411	336	45	1,792
Time deposits	6,689	(2,963)	(1,203)	2,523	4,746	1,262	599	6,607
Federal funds purchased / securities sold under repurchase agreements	(257)	(1,878)	147	(1,988)	162	62	2	226
Other borrowings	1,101	(1,143)	(283)	(325)	239	(8)	4	235

Total	$8,506	$(12,238)	$(1,711)	$(5,443)	$6,819	$1,995	$695	$9,509

Change in net interest income				$1,937				$4,046

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
          Noninterest income for 2008 was $16.7 million, an increase of $537 or 3.3% from 2007. Service charges and fees on deposits increased $882 in 2008 primarily due to increases in NSF fees for retail checking accounts and debit/ATM card income, both the result of new account growth. The gain on the sale of fixed assets decreased $1.0 million from 2007. Gain on sale of loans increased $562 as falling rates caused an increase in mortgage refinance activity coupled with improved pricing. These increases were somewhat offset by decreases in retail investment income of $171 which was impacted by the declining stock market. Investment securities losses decreased $160 from 2007.
          Noninterest income for 2007 was $16.2 million, an increase of $2.1 million or 15.2% from 2006. Service charges and fees on deposits increased $667 in 2007 primarily due to increases in NSF fees for retail checking accounts and debit/ATM card income, both the result of new account growth. The gain on the sale of fixed assets increased $1.0 million from 2006. The Company, in anticipation of moving its operational facilities, sold part of its operations campus which had a book value of $1.8 million resulting in a gain of $1.1 million. These increases were somewhat offset by decreases in service charges on non-personal deposit accounts due to increases in the earnings credit applied to average balances maintained in those accounts. Retail investment income increased $479 primarily due to production by new personnel. Other contributing factors include increases in trust services fees due to a $5.5 million increase in assets managed from 2006 and increases in the increase in cash-surrender value of bank-owned life insurance due to an additional purchase of $3.5 million in bank-owned life insurance in February 2007. A $237 loss recognized on the sale of agency securities resulted in a decrease in net investment securities gains (losses) from 2006.
          The following table presents the principal components of noninterest income for the last three years:
Noninterest Income

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Service charges and fees on deposit accounts	$7,291	$6,409	$5,742
Gain on sales of loans	5,747	5,185	5,154
Gain on sale of fixed assets	8	1,049	47
Investment securities gains (losses), net	(77)	(237)	213
Retail investment income	1,096	1,267	788
Trust service fees	1,134	1,132	860
Increase in cash surrender value of life insurance	708	678	605
Other	798	685	631

Total noninterest income	$16,705	$16,168	$14,040

Noninterest income as a percentage of total average assets	1.27%	1.43%	1.48%

Noninterest income as a percentage of total income	18.08%	16.96%	17.62%
Noninterest Expense
          Noninterest expense totaled $36.8 million in 2008, an increase of $4.2 million or 13.1% from 2007 noninterest expense of $32.5 million. Salaries and other personnel expense increased $1.5 million or 7.8% due to full year expense of offices opened in the Aiken and Greenville, South Carolina and Evans, Georgia markets, the expansion of the wealth management area, medical expenses, employer

401K expense, and stock options compensation expense somewhat offset by an increase in FAS 91 deferred cost expense. Occupancy expense increased $916 in 2008 due primarily to a full years expense associated with the Company’s new Operation center which was occupied in October 2007. In addition, the full year effect of two new branches and a loan production office impacted the increase. FDIC insurance expense increased $785 due primarily to credits which expired in 2007, increased assessments and growth in deposits. Processing expenses increased $167 primarily due to ATM processing fees related to new account growth of checking products, payroll processing fees related to employee growth, disaster recovery fee increases and CDAR account fees related to new account growth. IT maintenance expense increased $261 primarily for increase in core software maintenance agreement and security maintenance. Professional fees increased $255 due in part to the Company outsourcing a portion of the Company’s routine Sarbanes Oxley testing. Contribution expense decreased from 2007 primarily due to a donation to Georgia Bank Foundation in 2007. Loan costs increased $135 primarily related to the increase in expense from foreclosed properties.
          Noninterest expense totaled $32.5 million in 2007, an increase of 12.4% from 2006 noninterest expense of $28.9 million. Noninterest expense attributable to the Company’s expansion into new markets totaled $1.0 million for 2007. Salaries and other personnel expense increased $1.5 million due to offices opened in the Aiken and Greenville, South Carolina and Evans, Georgia markets, the expansion of the wealth management area, medical expenses, employer 401K expense, and stock options compensation expense somewhat offset by an increase in FAS 91 deferred cost expense. Operating expenses, excluding salary and employee benefits, increased $2.0 million in 2007. Processing expenses increased $271 primarily due to ATM processing fees related to new account growth of checking products. IT maintenance expense increased $276 primarily for increase in core software maintenance agreement and security maintenance. Due to the continued growth of the company, other expenses including communications, postage, and staff development increased $298 in 2007. Contributions increased as a result of a $250 donation made to Georgia Bank Foundation.
          The Company continues to monitor expenditures in all organizational units by utilizing specific cost-accounting and reporting methods as well as responsibility center budgeting. The following table presents the principal components of noninterest expense for the years ended December 31, 2008, 2007 and 2006.

Noninterest Expense

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Salaries and employee benefits	$20,852	$19,343	$17,806
Occupancy expense	4,373	3,457	2,847
Marketing & business development expense	1,668	1,586	1,405
Processing expense	1,917	1,750	1,480
Legal and professional fees	1,763	1,508	1,369
Data processing expense	1,203	942	667
FDIC insurance	898	113	87
Loan costs	595	460	442
Supplies expense	763	704	660
Other expense	2,720	2,645	2,169

Total noninterest expense	$36,752	$32,508	$28,932

Noninterest expense as a percentage of total average assets	2.79%	2.87%	3.04%

Operating efficiency ratio	64.52%	60.64%	60.20%
          The Company’s efficiency ratio (noninterest expense as a percentage of net interest income and noninterest income, excluding gains and losses on the sale of investments) increased to 64.52% in 2008 compared to 60.64% in 2007, and 60.20% in 2006. Although the Company had significant increases in both net interest income and noninterest income, noninterest expense related to continued growth and expansion into new markets led to the deterioration of the efficiency ratio in 2007 and 2006.
Income Taxes
          Income tax expense decreased $2.8 million or 44.5% in 2008 from 2007, and increased $648 or 11.4% in 2007 from 2006. The effective tax rate as a percentage of pre-tax income was 31.6% in 2008, 34.9% in 2007, and 33.7% in 2006. A significant driver in the lower effective tax rate in 2008 were loan loss provisions which lowered pre-tax income and thereby increased the proportion of tax exempt income to taxable income resulting in a lower effective tax rate.
In 2007, higher income resulted in taxable income over $15.0 million which was taxed at a higher federal income tax rate. The increase in the effective tax rate is primarily due to the graduated increase in the federal income tax rate from 34% in 2002 to 35% in 2007. Additionally, for federal income tax purposes, increases in nontaxable bank-owned life insurance income and tax-exempt municipals were generally offset by increases in nondeductible stock compensation expense. However, for state income tax purposes, training tax credits reduced the overall effective tax rate by 3.0%.
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
          The allowance for loan losses was decreased $694 in 2006 to eliminate the allowance allocated for unfunded lines and commitments and standby letters at December 31, 2005 to comply with SAB 108. This adjustment decreased the allowance for loan losses at January 1, 2006 from $9.1 million to $8.4 million. The allowance for loan losses was $9.8 million at December 31, 2006, a $1.3 million increase after the adjustment. Increases in outstanding loan balances were the primary reason for the increase somewhat offset by decreases in the allowance due to lower levels of Classified and Watch-rated debt, decreased reserves for specific loans and the change in the allowance calculation related to economic and market risk factors. In 2006, the loan loss method discussed under “Critical Accounting Estimates” was revised to include economic and market risk factors as part of the various individual components of the allowance for loan losses and to eliminate unfunded lines and commitments and standby letters of credit from the general allocation. Prior to 2006, economic and market risk factors were specifically identified and recorded as a separate component of the allowance and unfunded lines and commitments and standby letters of credit were included in the general allocation. With the two exceptions noted above, the loan loss method discussed under “Critical Accounting Estimates” was consistently applied to loans in 2008, 2007, 2006, 2005 and 2004.

	Allocation of the Allowance for Loan Loss

	December 31,
	2008		2007		2006		2005		2004
	Amount	Percent(1)	Amount	Percent(1)	Amount	Percent(1)	Amount	Percent(1)	Amount	Percent(1)
	(Dollars in thousands)
Balance at end of year
Applicable to:
Commercial, financial, agricultural	$4,529	10.91%	$1,760	10.72%	$1,254	10.78%	1,060	10.71%	1,164	12.09%
Real estate-construction	7,050	36.76%	4,344	36.54%	3,139	35.58%	2,288	30.74%	1,648	25.76%
Real estate-mortgage	2,048	49.54%	4,681	49.00%	4,835	49.58%	4,441	52.85%	3,648	53.84%
Consumer loans to individuals	1,115	2.83%	1,015	3.85%	549	4.16%	642	5.78%	895	8.34%
Lease financing	—	0.00%	—	0.00%	—	0.02%	—	0.02%	—	0.00%
Deferred loan origination fees	—	(0.02%)	—	(0.11%)	—	(0.12%)	—	(0.10%)	—	(0.03%)
Unfunded lines, commitments and standby letters of credit	—	0.00%	—	0.00%	—	0.00%	694	0.00%	575	0.00%
Other	—	0.00%	—	0.00%	—	0.00%	—	0.00%	—	0.00%

Balance at end of year	$14,742	100.00%	$11,800	100.00%	$9,777	100.00%	$9,125	100.00%	$7,930	100.00%

Proforma excluding unfunded							(694)		(575)
lines, commitments and standby letters of credit							$8,431		$7,355

(1)	Percent of loans in each category to total loans
          Additions to the allowance for loan losses, which are expensed on the Company’s income statement as the “provision for loan losses”, are made periodically to maintain the allowance for loan losses at an appropriate level based upon management’s analysis of risk in loan portfolio. The Company’s provision for loan losses in 2008 was $9.1 million, an increase of $5.2 million, or 136.9% from the 2007 provision of $3.8 million.
          The allocation of allowance for loan losses on real estate-construction loans grew $2.7 million in 2008 due to higher levels of net charge offs particularly in acquisition development and construction loan participations and in these type of loans primarily in the Atlanta, Savannah and Athens markets. Also affecting the allocation was growth in this portfolio of $51.2 million or 16.1% in 2008. The following table provides selected asset quality information related to the acquisition development and construction loan portfolio as of December 31, 2008 and 2007.

(Dollars in thousands)	2008	2007
Acquisition Development and Construction Loans	355,943	282,989

CSRA — primary market area
Period-end loans	266,156	191,506
FAS 114 Impaired loans	5,187	1,858
Classified/watch rated loans	9,879	2,569
Charge-offs % (annual)	0.19%	-0.01%
FAS 114 allowance / Impaired loans	0.00%
FAS 5 Allowance / Loans not impaired %	0.67%	n/a
Allowance / Charge-offs	4.78	n/a

Savannah, Georgia
Period-end loans	28,300	32,031
FAS 114 Impaired loans	2,645	536
Classified/watch rated loans	5,060	2,277
Charge-offs % (annual)	3.18%	0.00%
FAS 114 allowance / Impaired loans	6.62%
FAS 5 Allowance / Loans not impaired %	4.20%	n/a
Allowance / Charge-offs	1.39	n/a

Athens, Georgia
Period-end loans	31,806	30,883
FAS 114 Impaired loans	8,772	—
Classified/watch rated loans	13,667	3,628
Charge-offs % (annual)	1.78%	0.00%
FAS 114 allowance / Impaired loans	12.04%
FAS 5 Allowance / Loans not impaired %	3.97%	n/a
Allowance / Charge-offs	2.55	n/a

ADC Participations — Georgia
Period-end loans	21,676	20,730
FAS 114 Impaired loans	10,637	—
Classified/watch rated loans	48	89
Charge-offs % (annual)	8.88%	4.41%
FAS 114 allowance / Impaired loans	4.09%
FAS 5 Allowance / Loans not impaired %	9.55%	n/a
Allowance / Charge-offs	0.77	n/a

ADC Participations — Florida
Period-end loans	8,005	7,839
FAS 114 Impaired loans	3,650	—
Classified/watch rated loans	704	2,979
Charge-offs % (annual)	0.19%	0.00%
FAS 114 allowance / Impaired loans	11.34%
FAS 5 Allowance / Loans not impaired %	4.27%	n/a
Allowance / Charge-offs	2.00	n/a
          The following table provides details regarding charge-offs and recoveries by loan category during the most recent five year period, as well as supplemental information relating to both net loan losses, the provision and the allowance for loan losses during each of the past five years. Net charge-offs for 2008 represented 0.64% of average loans outstanding, compared to 0.22% for 2007 and 0.17% for 2006.

	Allowances for Loan Losses

	At December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Total loans outstanding at end of period, net of unearned income	$1,005,786	$882,743	$749,969	$601,235	$494,170

Average loans outstanding, net of unearned income	$952,800	$811,509	$664,101	$547,414	$464,769

Balance of allowance for loan losses at beginning of year	$11,800	$9,777	$8,431 (1)	$7,930	$7,278

Charge-offs:
Commercial, financial and agricultural	816	98	648	694	458
Real estate — construction	4,265	915	100	80	18
Real estate — mortgage	944	477	806	95	52
Consumer	711	1,086	386	736	1,165

Total charge-offs	6,736	2,576	1,940	1,605	1,693

Recoveries of previous loan losses:
Commercial, financial and agricultural	348	21	287	307	175
Real estate — construction	2	12	6	5	4
Real estate — mortgage	41	125	31	52	8
Consumer	232	618	484	594	570

Total recoveries	623	776	808	958	757

Net loan losses	6,113	1,800	1,132	647	936
Provision for loan losses	9,055	3,823	2,478	1,842	1,588

Balance of allowance for loan losses at end of period	$14,742	$11,800	$9,777	9,125	7,930

Allowance for loan losses to period end loans	1.47%	1.34%	1.30%	1.52%	1.60%
Net charge-offs to average loans	0.64%	0.22%	0.17%	0.12%	0.20%
Proforma ALLL at end of period (2)				$8,431	$7,355
Proforma ALLL to period end loans(2)				1.40%	1.49%

(1)	Includes adjustment of $694 for estimated overstatement of allowance for loan loss as of 12/31/05 as required by SAB 108.

(2)	Proforma assumes adjustment to prior periods of amounts corrected pursuant to SAB108 under the iron curtain method.
          At December 31, 2008, the allowance for loan losses was 1.47% of outstanding loans, up from the 1.34% level at December 31, 2007 and the 1.30% level at December 31, 2006. The Company experienced significantly higher levels of net charge offs in the real estate construction and real estate mortgage categories in 2008. Due to the deterioration in the real estate markets and the growing number of loans determined to be collateral dependent under SFAS 114, charge-offs of such loans have increased. Impaired loans are evaluated based on recent appraisals of the collateral. Collateral values are monitored and further charge-offs are taken if its determined collateral values have continued to decline.
          Management considers the allowance appropriate based upon its analysis of risk in the portfolio using the methods previously discussed. Management’s judgment is based upon a number of assumptions about events which are believed to be reasonable, but which may or may not prove correct. While it is the Company’s policy to charge off in the current period the loans in which a loss is considered probable, there are additional risks of losses which cannot be quantified precisely or attributed to a particular loan or class of loans. Because Management evaluates such factors as changes in the nature and volume of the loan portfolio, historical loss rates, overall portfolio quality, review of specific problem loans, and current economic conditions and trends that may affect a borrower’s ability to repay, management’s judgment as to the adequacy of the allowance is necessarily approximate and imprecise. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance will not be required. See “Critical Accounting Estimates.”
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
          Loans outstanding averaged $952.8 million in 2008 compared to $811.5 million in 2007 and $664.1 million in 2006. At December 31, 2008, loans totaled $1.0 billion compared to $882.7 million at December 31, 2007, an increase of $123.1 million (13.9%).
          The Company continued to experience significant increases in loan volumes and balances. The increases have been attributable to a stable local economy and the desire of a segment of the community to do business with a locally-owned and operated financial institution. Beginning in the fourth quarter of 2008 loan demand began to decrease and has continued to decline. Commercial real estate loans increased $30.0 million (12.7%) in 2008. Construction and development loans increased $51.3 million (16.1%) from year end 2007. Impacting loan growth in 2008 was the purchase of a $29.7 million portfolio in the Athens, Georgia market.
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

	Loan Portfolio Composition

	At December 31,
	2008		2007		2006		2005		2004
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Commercial financial and agricultural	109,751	10.91%	$93,318	10.57%	$80,823	10.78%	$64,398	10.71%	$59,763	12.09%

Real estate
Commercial	$266,362	26.49%	$236,358	26.78%	$198,453	26.46%	$156,896	26.10%	$139,616	28.25%
Residential	212,856	21.16%	190,613	21.59%	158,543	21.14%	138,716	23.07%	111,635	22.59%
Residential held for sale	18,955	1.88%	11,303	1.28%	14,857	1.98%	22,147	3.68%	14,779	2.99%
Construction and development	369,731	36.76%	318,438	36.07%	266,875	35.58%	184,826	30.74%	127,303	25.76%

Total real estate	867,904	86.29%	756,712	85.72%	638,728	85.17%	502,585	83.59%	393,333	79.59%

Lease financing	33	0.00%	37	0.00%	116	0.02%	111	0.02%	0	0.00%
Consumer
Direct	24,272	2.41%	25,569	2.90%	24,146	3.22%	24,343	4.05%	24,185	4.89%
Indirect	3,319	0.33%	4,237	0.48%	6,232	0.83%	9,752	1.62%	16,436	3.33%
Revolving	905	0.09%	3,819	0.43%	843	0.11%	656	0.11%	600	0.12%

Total consumer	28,496	2.83%	33,625	3.81%	31,221	4.16%	34,751	5.78%	41,221	8.34%

Deferred loan origination fees	(398)	-0.03%	(949)	-0.11%	(919)	-0.12%	(610)	-0.10%	(147)	-0.03%

Total	$1,005,786	100.00%	$882,743	100.00%	$749,969	100.00%	$601,235	100.00%	$494,170	100.00%

          Loans may be periodically renewed with principal reductions and appropriate interest rate adjustments. Loan maturities as of December 31, 2008 are set forth in the following table based upon contractual terms. Actual cash flows may differ as borrowers generally have the right to prepay without prepayment penalties.
Loan Maturity Schedule
At December 31, 2008

	Within	One to Five	After Five
($ in thousands)	One Year	Years	Years	Total
Commercial, financial and agricultural	$55,156	$52,449	$1,904	$109,509
Real Estate
Construction and development	268,898	90,826	10,229	369,953
Mortgage	206,126	256,140	35,446	497,712
Lease financing	33	—	—	33
Consumer	14,918	13,508	551	28,977
Deferred loan origination fees	(398)	—	—	(398)

Total loans	$544,733	$412,923	$48,130	$1,005,786

          The following table presents an interest rate sensitivity analysis of the Company’s loan portfolio as of December 31, 2008. The loans outstanding are shown in the time period where they are first subject to repricing.

Sensitivity of Loans to Changes in Interest Rates
At December 31, 2008

	Within	One to Five	After Five
($ in thousands)	One year	Years	Years	Total
Loans maturing or repricing with:
Predetermined interest rates	$172,402	$272,203	$22,167	$466,772
Floating or adjustable interest rates	506,002	32,847	165	539,014

Total loans	$678,404	$305,050	$22,332	$1,005,786

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
          If non accruing loans had been accruing interest under their original terms, approximately $1.6 million in 2008, $198 in 2007, and $118 in 2006 would have been recognized as earnings.
          The Company accounts for impaired loans under the provisions of Statement of Financial Accounting Standards (SFAS) No. 114 “Accounting by Creditors for Impairment of a Loan” as amended by SFAS No. 118 “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures”, which requires that the Company identify impaired loans and evaluate the collectability of both contractual interest and principal of loans when assessing the need for a loss allowance. The provisions of SFAS No. 114 do not apply to large pools of smaller balance homogeneous loans which are collectively evaluated for impairment, loans that are measured at fair value or at the lower of cost or fair value, and debt securities. A loan is considered impaired, when based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note agreement. The amount of the impairment is measured based on the present value of future cash flows discounted at the loan’s effective interest rate or, if the loan is collateral dependent or foreclosure is probable, the fair value of collateral, less estimated selling expenses. Regulatory guidance is also considered. At December 31, 2008 and 2007, the Company had impaired loans of $33.8 million and $14.2 million, respectively. Allowances for losses on impaired loans totaled $2.2 million on balances of $16.9 million and $291 on balances of $1.8 million respectively at December 31, 2008 and 2007. The amount of impaired loans for which there is no related allowance for credit losses totaled $16.8 million and $12.4 million at December 31, 2008 and 2007 respectively. Impaired loans for which there is no related allowance for credit losses have a fair value less estimated selling expenses in excess of the carrying amount of the loan.
          Non-performing loans are defined as nonaccrual and renegotiated loans. When other real estate owned is included with non-performing loans, the result is non-performing assets. The following table,

“Non-Performing Assets”, presents information on these assets and loans past due 90 days or more and still accruing interest as of December 31, for the past five years. Non-performing assets were $40.5 million at December 31, 2008 or 4.11% of total loans and other real estate owned. This compares to $5.5 million or 0.62% of total loans and other real estate owned at December 31, 2007.
          Significant changes in nonaccrual loans during 2008 included an increase in non-performing assets for several large credits on nonaccrual in the ADC category described above.
          Significant changes in nonaccrual loans during 2007 included an increase in non-performing assets for several large credits on nonaccrual. The largest credit placed on nonaccrual was a $1.7 million loan secured by commercial real estate. In addition, a loan for $800 secured by residential real estate as well as a $410 unsecured loan to the same borrower were placed on nonaccrual.
          At December 31, 2007 and 2006, there were no loans past due 90 days or more and still accruing. At December 31, 2008, 2005 and 2004 there were loans past due 90 days or more and still accruing of $7.3 million, $1 and $29, respectively. All loans past due 90 days or more are classified as nonaccrual loans unless the loan officer believes that both principal and interest are collectible, in which case the loan continues to accrue interest.

	Non-Performing Assets

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Nonaccrual loans	$34,781	$5,495	$2,351	$4,009	$2,972
Other real estate owned	5,734	—	—	—	53

Total nonperforming assets	$40,515	$5,495	$2,351	$4,009	$3,025

Loans past due 90 days or more and still accruing interest	$7,298	$—	$—	$1	$29

Allowance for loan losses to period end total loans	1.49%	1.34%	1.30%	1.52%	1.60%
Allowance for loan losses to period end nonperforming loans	42.39%	214.74%	415.87%	227.56%	262.15%
Net charge-offs to average loans	0.64%	0.22%	0.17%	0.12%	0.20%
Nonperforming assets to period end loans	4.11%	0.62%	0.31%	0.67%	0.61%
Nonperforming assets to period end loans and other real estate owned	4.08%	0.62%	0.31%	0.67%	0.61%

Proforma data to illustrate the effect of SAB 108
Allowance for loan losses to period end net loans excluding amount applicable to unfunded lines, commitments and standby letters of credit				1.40%	1.49%
Allowance for loan losses to period end nonperforming loans excluding amount applicable to unfunded lines, commitments and standby letters of credit				210.30%	243.14%

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
          Unfunded commitments to extend credit where contractual amounts represent potential credit risk totaled $202.6 million and $208.5 million at December 31, 2008 and 2007, respectively. These commitments are primarily at variable interest rates.
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

Commitments and
Contractual Obligations	Less than	1 - 3	3 - 5	More than
($ in thousands)	1 Year	Years	Years	5 Years
Lines of credit	$189,245	—	—	—
Mortgage loan commitments	13,335	—	—	—
Lease agreements	340	577	186	96
Deposits	1,057,129	74,135	6,209	2,079
Federal funds purchased / Securities sold under repurchase agreements	62,553	—	—	—
FHLB advances	32,000	32,000	—	20,000
Other borrowings	—	—	—	—
Subordinated debentures	—	—	—	20,000

Total commitments and contractual obligations	$1,354,602	106,712	6,395	42,175

          Although management regularly monitors the balance of outstanding commitments to fund loans to ensure funding availability should the need arise, management believes that the risk of all customers fully drawing on all these lines of credit at the same time is remote.

Investment Securities
          The Company’s investment securities portfolio increased $53.2 million to $300.0 million at year-end 2008 from 2007. The Company maintains an investment strategy of seeking portfolio yields within acceptable risk levels, as well as providing liquidity. The Company maintains two classifications of investments: “Held to Maturity” and “Available for Sale.” “Available for Sale” securities are carried at fair market value with related unrealized gains or losses included in stockholders’ equity as accumulated other comprehensive income, whereas the “Held to Maturity” securities are carried at amortized cost. As a consequence, with a higher percentage of securities being placed in the “Available for Sale” category, the Company’s stockholders’ equity is more volatile than it would be if a larger percentage of investment securities were placed in the “Held to Maturity” category. Although equity is more volatile, management has discretion, with respect to the “Available for Sale” securities, to proactively adjust to favorable market conditions in order to provide liquidity and realize gains on the sales of securities. The changes in values in the investment securities portfolio are not taken into account in determining regulatory capital requirements. As of December 31, 2008, except for the U.S. Government agencies, there was no issuer who represented 10% or more of stockholders’ equity within the investment portfolio. As of December 31, 2008 and 2007, the estimated fair value of investment securities as a percentage of their amortized cost was 99.9% and 100.0%, respectively. At December 31, 2008, the investment securities portfolio had gross unrealized gains of $5,374 and gross unrealized losses of $5,293, for a net unrealized gain of $81. As of December 31, 2007 and 2006, the investment securities portfolio had a net unrealized gain of $75 and net unrealized loss of $2,400, respectively. The following table presents the amortized cost of investment securities held by the Company at December 31, 2008, 2007 and 2006.
Investment Securities

	December 31,
	2008	2007	2006
	(Dollars in thousands)
Available for sale:
U.S. Government Agencies	$109,256	$96,166	$77,717
Obligations of states and political subdivisions	17,384	15,755	15,391
Mortgage-backed securities	157,549	118,179	95,910
Corporate bonds	15,032	15,036	12,345
Equity securities	46	250	250

Total	$299,267	$245,386	$201,613

	December 31,
	2008	2007	2006
Held to maturity:
Obligations of states and political subdivisions	$689	$1,435	$2,971

Total	$689	$1,435	$2,971

          The Company’s equity securities include 62.5 thousand common shares of Nexity Corporation. For the year ended December 31, 2008, the Company recognized a $204 pre-tax charge for the other-than-temporary decline in fair value in this investment. As required by SFAS 115, when a decline in fair value below cost is deemed to be other than temporary, the unrealized loss must be recognized as a charge to earnings.
          The following table represents maturities and weighted average yields of debt securities at December 31, 2008. Yields are based on the amortized cost of securities. Maturities are based on the contractual maturities. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
Maturity Distribution and Yields of Investment Securities

	December 31, 2008
	Amortized Cost	Yield
	(Dollars in thousands)
Available for Sale
U.S. Government Agencies
One year or less	$1,000	3.75%
Over one through five years	1,456	5.14%
Over five through ten years	28,673	5.02%
Over ten years	78,127	5.70%

Total U. S. Government Agencies	$109,256	5.49%

Municipal Securities(1)
Over one through five years	$1,042	5.53%
Over five through ten years	3,116	6.13%
Over ten years	13,226	6.35%

Total Municipal Securities	$17,384	6.26%

Corporate
Over one through five years	$1,011	6.41%
Over five through ten years	4,840	6.13%
Over ten years	9,181	6.82%

Total Corporate Securities	$15,032	6.57%

Mortgage Backed Securities
Over one through five years	$4,723	4.12%
Over five through ten years	16,177	4.59%
Over ten years	136,649	5.36%

Total Mortgage Backed securities	$157,549	5.25%

Total Equity securities	$46	0.00%

Total Available for Sale	$299,267	5.46%

Held to Maturity
Municipal Securities(1)
Over one through five years	$490	8.30%
Over five through ten years	199	6.84%

Total Municipal Securities	$689	7.88%

Total Held to Maturity	$689	7.88%

Total Investment Securities	$299,956	5.47%

(1)	Tax-equivalent yield
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
          The Company manages its sensitivity to interest rate movements by adjusting the maturity of, and establishing rates on, the interest-earning asset portfolio and interest-bearing liabilities in line with management’s expectations relative to market interest rates. The Company would generally benefit from increasing market interest rates when the balance sheet is asset sensitive and would benefit from decreasing market rates when it is liability sensitive. At December 31, 2008, the Company’s interest rate sensitivity position was liability sensitive within the one-year horizon.
          The following table “Interest Sensitivity Analysis” details the interest rate sensitivity of the Company at December 31, 2008. The principal balances of the various interest-earning and interest-bearing balance sheet instruments are shown in the time period where they are first subject to repricing, whether as a result of floating or adjustable rate contracts. At December 31, 2008 the Company has instituted floors on various categories of its variable rate loan portfolio. In most cases the floors are between 5.5% and 6.0% and based upon the prime interest rate plus a margin. The prime interest rate at December 31, 2008 was 3.25%. At this level the prime based variable rate loans will essentially have the characteristics of fixed rate loans until the prime rate increases above 5.5% to 6.0%. Fixed rate time deposits are presented according to their contractual maturity while variable rate time deposits reprice with the prime rate and are presented in the within three months time frame. Prime savings accounts reprice at management’s discretion when prime is below 5% and at 50% of the prime rate when prime is greater than 5%. In the table presented below, prime savings reprices in the within three months time frame. Regular savings, money management and NOW accounts do not have a contractual maturity date and are presented as repricing at the earliest date in which the deposit holder could withdraw the funds. All other borrowings are shown in the first period in which they could reprice. In the one-year time period, the pricing mismatch on a cumulative basis was liability sensitive $336.8 million or 25.4% of total interest-earning assets. Management has procedures in place to carefully monitor the Company’s interest rate sensitivity as the rate environment changes. It should also be noted that all interest rates do not adjust at the same velocity. As an example, the majority of the savings category listed below is priced on an adjustable basis. When prime is greater than 5%, it is fifty percent of the prime rate. Therefore, as the prime rate adjusts 100 basis points, the rate on this liability only adjusts 50 basis points. Moreover, varying interest rate environments can create unexpected changes in prepayment levels of assets and liabilities. Investments prepayments are reflected at their current prepayment speeds in the interest sensitivity analysis report. No other prepayments are reflected in the following interest sensitivity analysis report. Prepayments may have significant effects on the Company’s net interest margin. Hence, gap is only a general indicator of interest rate sensitivity and cannot be interpreted as an absolute measurement of the Company’s interest rate risk.

	Interest Sensitivity Analysis
	At December 31, 2008

			After Six
		After Three	Through		One Year
	Within Three	Through Six	Twelve	Within	Through Five	Over Five
	Months	Months	Months	One Year	Years	Years	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$561,270	$36,989	$80,145	$678,404	$305,050	$22,332	$1,005,786
Investment securities (including restricted equity securities)	15,447	6,617	14,485	36,549	142,696	127,317	306,562
Federal funds sold	9,780	—	—	9,780	—	—	9,780
Interest-bearing deposits in other banks	3,128	—	—	3,128	—	—	3,128

Total interest-earning assets	$589,625	$43,606	$94,630	$727,861	$447,746	$149,649	$1,325,256

Interest-bearing liabilities:
Money management accounts	$50,404	$0	$0	$50,404	$0	$0	$50,404
Savings accounts	247,249	—	—	247,249	—	—	247,249
NOW accounts	166,561	—	—	166,561	—	—	166,561
Time deposits	224,535	103,596	157,736	485,867	78,180	—	564,047
Federal funds purchased / securities sold under repurchase ageements	62,553	—	—	62,553	—	—	62,553
Federal Home Loan Bank advances	32,000	—	—	32,000	32,000	20,000	84,000
Notes and bonds payable	—	—	—	—	—	—	—
Subordinated debentures	20,000	—	—	20,000	—	—	20,000

Total interest-bearing liabilities	$803,302	$103,596	$157,736	$1,064,634	$110,180	$20,000	$1,194,814

Period gap	($213,677)	($59,990)	($63,106)	($336,773)	$337,566	$129,649
Cumulative gap	($213,677)	($273,667)	($336,773)	($336,773)	$793	$130,442
Ratio of cumulative gap to total interest-earning assets	-16.12%	-20.65%	-25.41%	-25.41%	0.06%	9.84%

Liquidity
          Management of the Company’s liquidity position is closely related to the process of asset/liability management. Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to provide sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. The Company intends to meet its liquidity needs by managing cash and due from banks, federal funds sold and purchased, maturity of investment securities, principal repayments received from mortgage-backed securities and lines of credit as necessary. GB&T maintains a line of credit with the Federal Home Loan Bank at 10% of GB&T’s total assets. Federal Home Loan Bank advances are collateralized by eligible first mortgages, commercial real estate loans and investment securities. GB&T maintains repurchase lines of credit with SunTrust Robinson Humphrey, Atlanta, Georgia, for advances up to $20.0. At December 31, 2008, a $20.0 million repurchase agreement was outstanding with SunTrust Robinson Humphrey. GB&T has a federal funds purchased accommodation with Silverton Bank, Atlanta, Georgia, for advances up to $16.7 million and with SunTrust Bank, Atlanta, Georgia, for advances up to $10.0 million, while SB&T has a federal funds purchased accommodation with Silverton Bank, Atlanta, Georgia, for advances up to $4.6 million. Additionally, liquidity needs can be satisfied by the structuring of the maturities of investment securities and the pricing and maturities on loans and deposits offered to customers. The Company also uses retail securities sold under repurchase agreements to fund growth. Retail securities sold under repurchase agreements were $42.6 million at December 31, 2008.
Deposits
          The Company’s average deposits and other borrowings increased $177.6 million or 17.1% from 2007 to 2008. Average interest-bearing liabilities increased $176.3 million or 18.9% while average noninterest-bearing deposits increased $1.3 million or 1.2% from 2007 to 2008. Average deposits increased $163.2 million or 18.3% over 2007 of which $75.0 million or 8.4% were brokered deposits. Borrowings increased $14.4 million or 9.9% from 2007 to 2008. The majority of the growth in deposits reflects the Company’s strategy of consistently emphasizing deposit growth, as deposits are the primary source of funding for balance sheet growth. Brokered deposits were used as a supplemental source of funds to a greater degree in 2008. Borrowed funds consist of short-term borrowings, securities sold under agreements to repurchase with the Company’s commercial customers and reverse repurchase agreements with SunTrust Robinson Humphrey, federal funds purchased, and borrowings from the Federal Home Loan Bank
Average interest-bearing liabilities increased $159.9 million or 20.7% from 2006 to 2007, while average noninterest-bearing deposits increased $6.4 million or 6.3% during the same period.
          The following table presents the average amount outstanding and the average rate paid on deposits and borrowings by the Company for the years 2008, 2007 and 2006:

	Average Deposit and Borrowing Balances and Rates

	Year ended December 31,
	2008		2007		2006
	Average	Average	Average	Average	Average	Average
	Amount	Rate	Amount	Rate	Amount	Rate
			(Dollars in thousands)
Noninterest-bearing demand deposits	$109,818	0.00%	$108,470	0.00%	$102,032	0.00%
Interest-bearing liabilities:
NOW accounts	147,227	1.46%	127,093	2.30%	114,021	2.00%
Savings, money management accounts	353,719	2.52%	341,097	4.04%	305,186	3.93%
Time deposits	446,434	4.25%	317,298	5.18%	213,889	4.59%
Federal funds purchased / securities sold under repurchase agreements	60,629	2.17%	65,735	5.03%	62,451	4.93%
Other borrowings	98,741	4.21%	79,250	5.65%	75,034	5.66%

Total interest-bearing liabilities	$1,106,750	3.21%	$930,473	4.40%	$770,581	4.08%

Total noninterest & interest-bearing liabilities	$1,216,568		$1,038,943		$872,613

          The following table presents the maturities of the Company’s time deposits over $100,000 at December 31, 2008:
Maturities of Time Deposits
(Dollars in thousands)

Time Certificates
of Deposit of
$100,000 or More
Months to Maturity
Within 3 months	$126,350
After 3 through 6 months	78,293
After 6 through 12 months	117,754

Within one year	322,397
After 12 months	63,042

Total	$385,439

          This table indicates that the majority of time deposits of $100,000 or more have a maturity of less than twelve months. This is reflective of both the Company’s market and recent interest rate environments. Large time deposit customers tend to be extremely rate sensitive, making these deposits a volatile source of funding for liquidity planning purposes. However, dependent upon pricing, these deposits are virtually always available in the Company’s market. At December 31, 2008, the Company had $47.2 million of brokered certificates of deposit that mature after 12 months. The Company does not have any time deposits of $100,000 or more that are not certificates of deposit.
Capital
          Total stockholders’ equity was $94.7 million at December 31, 2008, increasing $4.9 million or 5.5% from the previous year. The increase was primarily the combination of retained earnings, earnings less dividends paid, in the amount of $4.6 million. The Company purchased 13,600 shares of treasury stock in 2008, and 8,432 shares in 2007 at a cost of $445 and $317, respectively, which is shown as a reduction of stockholders’ equity. The Company issued 22,000 shares of treasury stock in 2008, 400 shares in 2007, and 800 shares in 2006 at a price of $726, $17 and $31, respectively, for stock options which were exercised.
          The Company’s average equity to average total assets was 6.78% in 2008 compared to 7.40% in 2007 and 7.29% in 2006. Capital is considered to be adequate to meet present operating needs and anticipated future operating requirements. The Company has applied for a minimum of $10.0 million and a maximum of $30.0 million of additional capital under the U.S. Treasury’s Troubled Asset Relief (“TARP”) Capital Purchase Program, but has not yet been informed of the Treasury’s determination in its case. The Company has been notified that its application is being processed as a “private company” application because its common stock, although publically traded on the Over-the-Counter Bulletin Board, is not listed on an “exchange,” as defined under federal securities laws. As a result, if the Company ultimately receives TARP capital, it will have the following terms:
Series A Preferred Stock: Preferred stock issued directly to the Treasury at closing pursuant to this program (“Series A Preferred Stock”) would pay a cumulative dividend rate of 5 % per annum for the first five years and reset to a rate of 9% per annum after year five. The Series A Preferred stock would be non-voting, other than class voting rights on the issuance or authorization of senior securities, amendments to its terms, and transactions that could adversely affect the Series A Preferred Stock. The Series A Preferred Stock would be callable at par (plus any accrued and unpaid dividends) after three years. Prior to the end of three years, the Preferred Shares could be redeemed with the proceeds from an offering of Tier 1 perpetual preferred or common stock resulting in gross proceeds of at least 25% of the issue price of the Series A Preferred Stock. All redemptions would be subject to prior regulatory approval. Treasury would be able to transfer the Series A Preferred Stock to a third party at any time, provided that no transfer may result in the Company becoming required to file periodic reports with the Securities and Exchange Commission if it were not otherwise required to do so.
Series B Preferred Stock and Warrant:: In conjunction with the purchase of the Series A Preferred Stock, Treasury would receive warrants to purchase a separate series of preferred stock (“Series B Preferred Stock”) with an aggregate liquidation preference equal to 5% of the dollar amount of the Series A Preferred Stock on the date of investment. The Series B Preferred Stock would have the same rights, preferences, privileges, voting rights and other terms as the Series A Preferred Stock, except that the Series B Preferred Stock would pay dividends at a rate of 9% per annum and could not be redeemed until the Series A Preferred Stock had been redeemed. The warrants would be immediately exercisable at an exercise price of $0.01 per share, and Treasury would plan to exercise them in full immediately upon issuance.
Provisions Applicable to Common Stock: Treasury’s consent would be required for any increase in common dividends per share until the third anniversary of the date of its investment unless prior to such third anniversary, either the Series A and B Preferred Stock had been redeemed in whole or Treasury had transferred all of the Series A B Preferred Stock to third parties. After the third anniversary and prior to the tenth anniversary, provided any Series A or Series B Preferred Stock continued to be held by Treasury, Treasury’s consent would be required for any increase in aggregate common dividends per share greater than 3% per annum, provided that no increase in common dividends could be made as a result of any dividend paid in common stock, any stock split or similar transaction. From and after the tenth anniversary of the date of the investment, there would be a prohibition on paying common dividends or repurchasing equity and trust preferred securities until all Series A and Series B Preferred Stock is redeemed in whole or transferred to third parties.

Treasury’s consent would also be required for repurchases of equity securities or trust preferred securities (other than repurchases of junior preferred or common shares in connection with benefit plans in the ordinary course of business consistent with past practice and repurchases of the Series A Preferred Stock) until the tenth anniversary of the investment unless the Series A and B Preferred Stock had previously been redeemed or transferred to third parties. No equity securities ranking pari passu with or junior to the Series A Preferred Stock could be repurchased, and generally no dividends on such securities could be paid, if all accrued and unpaid dividends for past periods on the Series A Preferred Stock had not been paid in full. If dividends on the Series A or Series B Preferred Stock were not paid in full for six dividend periods (consecutive or otherwise), the holder(s) of the Series A or Series B Preferred Stock, as the case may be, would have the right to elect two directors until all prior dividends had been paid in full.
Except as otherwise disclosed in this report, management is not aware of any trends, events or uncertainties that are reasonably likely to have a material effect on the Company’s capital resources or operations. The following table presents the return on equity and assets for the years 2008, 2007 and 2006.
Return on Equity and Assets

	Years ended December 31,
	2008	2007	2006
Return on average total assets	0.57%	1.04%	1.17%

Return on average equity	8.48%	14.03%	16.10%

Average equity to average assets ratio	6.78%	7.40%	7.29%
          At December 31, 2008, the Company was well above the minimum capital ratios required under the regulatory risk-based capital guidelines. The following table presents the capital ratios for the Company and its subsidiaries.

ANALYSIS OF CAPITAL

	Required		Actual		Excess
	Amount	%	Amount	%	Amount	%

			(Dollars in thousands)
Southeastern Bank Financial Corporation
12/31/2008
Risk-based capital:
Tier 1 capital	$43,829	4.00%	$114,467	10.45%	$70,638	6.45%
Total capital	87,658	8.00%	128,177	11.70%	40,519	3.70%
Tier 1 leverage ratio	56,231	4.00%	114,467	8.14%	58,236	4.14%
12/31/2007
Risk-based capital:
Tier 1 capital	$38,531	4.00%	$109,589	11.38%	$71,058	7.38%
Total capital	77,062	8.00%	121,463	12.61%	44,401	4.61%
Tier 1 leverage ratio	48,307	4.00%	109,589	9.07%	61,282	5.07%

Georgia Bank & Trust Company
12/31/2008
Risk-based capital:
Tier 1 capital	$39,246	4.00%	$95,546	9.74%	$56,300	5.74%
Total capital	78,491	8.00%	107,821	10.99%	29,330	2.99%
Tier 1 leverage ratio	51,156	4.50%	95,546	7.47%	44,390	2.97%
12/31/2007
Risk-based capital:
Tier 1 capital	$35,154	4.00%	$88,095	10.02%	$52,941	6.02%
Total capital	70,308	8.00%	98,790	11.24%	28,482	3.24%
Tier 1 leverage ratio	50,313	4.50%	88,095	7.88%	37,782	3.38%

Southern Bank & Trust
12/31/2008
Risk-based capital:
Tier 1 capital	$4,528	4.00%	$13,939	12.31%	$9,411	8.31%
Total capital	9,055	8.00%	15,356	13.57%	6,301	5.57%
Tier 1 leverage ratio	4,943	4.00%	13,939	11.28%	8,996	7.28%
12/31/2007
Risk-based capital:
Tier 1 capital	$3,248	4.00%	$14,101	17.37%	$10,853	13.37%
Total capital	6,495	8.00%	15,117	18.62%	8,622	10.62%
Tier 1 leverage ratio	3,389	4.00%	14,101	16.64%	10,712	12.64%
Cash Flows from Operating, Investing and Financing Activities
          Net cash provided by operating activities was $7.8 million in 2008, a decrease of $9.8 million from 2007. A reduction in proceeds from sales of real estate loans of $3.8 million as well as an increase in real estate loans originated for sale of $6.8 million contributed to the decrease. Net cash provided by operating activities was $17.6 million in 2007, a decrease of $3.2 million from 2006. A reduction in proceeds from sales of real estate loans was the main contributor with a decrease of $16.6 million in 2007, primarily the result of a lower volume of real estate loans originated and sold in the secondary market.

          Net cash used in investing activities decreased $4.9 million in 2008 to $185.4 million. Loan growth of $123.0 million caused a decrease in cash used of $10.6 million for 2008, a $7.6 million decrease in cash used to purchase new additions to premises and equipment as well as a $1.5 million decrease in cash provided by proceeds from the sale of premises and equipment as compared to 2007. These decreases were somewhat offset by increases in cash used of $10.7 million for net changes in the investment securities portfolio. Net cash used in investing activities increased $26.4 million in 2007 to $190.4 million. Loan growth of $132.8 million caused a decrease in cash used of $18.9 million for 2007 somewhat offset by a decrease in cash used for net changes in the investment securities portfolio of $41.6 million in 2007.
          Net cash provided by financing activities in 2008 was $190.4 million, an increase of $33.5 million from 2007. Deposit accounts provided cash flows of $187.4 million in 2008, an increase of $37.0 million over 2007. Cash provided by federal funds purchased and securities sold under repurchase agreements decreased $29.8 million in 2008. Cash provided by new advances from Federal Home Loan Bank increased $15.0 million somewhat offset by a decrease of $11.0 million in cash used for repayment of Federal Home Loan Bank advances from 2007. Net cash provided by financing activities in 2007 was $157.0 million, a decrease of $4.6 million from 2006. Deposit accounts provided cash flows of $150.4 million in 2007, an increase of $12.3 million over 2006. Cash provided by federal funds purchased and securities sold under repurchase agreements increased $8.1 million in 2007. Repayments of advances from Federal Home Loan Bank increased $6.0 million in 2007, partially offset by increases in new advances of $2.0 million in 2007 compared to 2006.
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
Recent Accounting Pronouncements
          In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (FAS 157). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material. In October 2008, the FASB issued Staff Position (FSP) 157-3, Determining the Fair Value of a Financial Asset when the Market for That Asset Is Not Active. This FSP clarifies the application of FAS 157 in a market that is not active. The impact of adoption was not material.
          In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard was effective for the Company on January 1, 2008. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.
          In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue was effective for fiscal years beginning after December 15, 2007. The impact of adoption was not material.
          On November 5, 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value through Earnings (“SAB 109”). Previously, SAB 105, Application of Accounting Principles to Loan Commitments, stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. SAB 109 was effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The impact of adoption was not material.
          In December 2007, the SEC issued SAB No. 110, which expresses the views of the SEC regarding the use of a “simplified” method, as discussed in SAB No. 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R), Share-Based Payment. The SEC concluded that a company could, under certain circumstances, continue to use the simplified method for share option grants after December 31, 2007. The Company does not use the simplified method for share options and therefore SAB No. 110 has no impact on the Company’s consolidated financial statements.
Effect of Newly Issued But Not Yet Effective Accounting Standards
          In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations (“FAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. FAS No. 141(R) is effective for fiscal years beginning on or after December

15, 2008. Earlier adoption is prohibited. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.
          In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. FAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. The adoption of FAS No. 160 did not have a significant impact on its results of operations or financial position.
          In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”. FAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 for derivative instruments and hedging activities. FAS No. 161 requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. FAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.
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

Market Risk at December 31, 2008
(Dollars in thousands)

								Fair
	2009	2010	2011	2012	2013	Thereafter	Total	Value
Rate Sensitive Assets:
Fixed interest rate loans	172,617	96,837	113,054	23,316	27,549	33,105	466,478	472,771
Average interest rate	6.36%	7.01%	6.46%	7.13%	6.56%	7.02%	6.61%

Variable interest rate loans	505,786	15,774	7,869	6,474	2,656	749	539,308	539,308
Average interest rate	5.30%	5.48%	6.43%	5.64%	5.04%	5.86%	5.32%

Fixed interest rate securities	26,037	27,086	25,713	27,443	28,628	154,353	289,260	289,268
Average interest rate	5.64%	5.39%	5.23%	5.30%	5.03%	5.37%	5.34%

Variable interest rate securities	3,932	1,431	2,453	1,431	1,431	90	10,768	10,768
Average interest rate	5.93%	5.00%	4.87%	5.61%	5.54%	5.54%	5.47%

Variable federal funds sold	9,780	—	—	—	—	—	9,780	9,780
Average interest rate	0.04%	0.00%	0.00%	0.00%	0.00%	0.00%	0.04%

Fixed interest-bearing deposits in other banks	3,128	—	—	—	—	—	3,128	3,124
Average interest rate	1.48%	0.00%	0.00%	0.00%	0.00%	0.00%	1.48%

Rate Sensitive Liabilities:
Noninterest-bearing deposits	111,291	—	—	—	—	—	111,291	111,291
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Money market accounts	50,404	—	—	—	—	—	50,404	50,404
Average interest rate	2.70%	0.00%	0.00%	0.00%	0.00%	0.00%	2.70%

Savings accounts	247,249	—	—	—	—	—	247,249	247,249
Average interest rate	1.94%	0.00%	0.00%	0.00%	0.00%	0.00%	1.94%

NOW accounts	166,561	—	—	—	—	—	166,561	166,561
Average interest rate	1.18%	0.00%	0.00%	0.00%	0.00%	0.00%	1.18%

Fixed interest rate time deposits < $100M	161,189	11,185	1,920	567	1,465	—	176,326	176,474
Average interest rate	3.38%	3.53%	4.51%	4.21%	3.61%	0.00%	3.41%

Variable interest rate time deposits < $100M	2,282	—	—	—	—	—	2,282	2,282
Average interest rate	4.16%	0.00%	0.00%	0.00%	0.00%	0.00%	4.16%

Fixed interest rate time deposits > $100M	321,219	57,354	1,511	3,552	626	—	384,262	384,347
Average interest rate	3.60%	3.97%	4.88%	4.48%	4.47%	0.00%	3.67%

Variable interest rate time deposits > $100M	1,177	—	—	—	—	—	1,177	1,177
Average interest rate	4.16%	0.00%	0.00%	0.00%	0.00%	0.00%	4.16%

Securities sold under repurchase agreements	62,553	—	—	—	—	—	62,553	62,553
Average interest rate	0.54%	0.00%	0.00%	0.00%	0.00%	0.00%	0.54%

Fixed Federal Home Loan Bank borrowings	—	24,000	8,000	—	—	20,000	52,000	47,720
Average interest rate	0.00%	5.86%	4.47%	0.00%	0.00%	3.44%	4.72%

Variable Federal Home Loan Bank borrowings	32,000	—	—	—	—	—	32,000	28,370
Average interest rate	2.73%	0.00%	0.00%	0.00%	0.00%	0.00%	2.73%

TT&L note borrowings	—	—	—	—	—	—	—	—
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Subordinated debentures	—	—	—	—	—	20,000	20,000	20,000
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	3.40%	3.40%

Market Risk at December 31, 2007
(Dollars in thousands)

								Fair
	2008	2009	2010	2011	2012	Thereafter	Total	Value
Rate Sensitive Assets:
Fixed interest rate loans	149,764	99,402	97,257	18,330	19,254	25,654	409,661	406,384
Average interest rate	6.88%	7.65%	7.49%	7.53%	7.41%	7.26%	7.29%

Variable interest rate loans	353,652	46,882	15,806	8,544	5,897	42,300	474,081	474,081
Average interest rate	7.71%	7.16%	7.13%	7.00%	7.01%	6.87%	7.54%

Fixed interest rate securities	20,690	18,936	24,162	20,726	26,603	119,038	230,155	230,186
Average interest rate	5.64%	5.38%	5.03%	4.87%	4.81%	5.40%	5.27%

Variable interest rate securities	2,429,291	2,429	2,429	2,429	2,429	4,564	16,710	16,710
Average interest rate	5.67%	5.58%	5.03%	4.47%	4.15%	5.94%	5.24%

Variable federal funds sold	0	—	—	—	—	—	0	—
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Fixed interest-bearing deposits in other banks	500	—	—	—	—	—	500	500
Average interest rate	5.30%	0.00%	0.00%	0.00%	0.00%	0.00%	4.50%

Rate Sensitive Liabilities:
Noninterest-bearing deposits	101,272	—	—	—	—	—	101,272	101,272
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Money market accounts	73,609	—	—	—	—	—	73,609	73,609
Average interest rate	3.93%	0.00%	0.00%	0.00%	0.00%	0.00%	3.93%

Savings accounts	289,731	—	—	—	—	—	289,731	289,731
Average interest rate	3.58%	0.00%	0.00%	0.00%	0.00%	0.00%	3.58%

NOW accounts	132,186	—	—	—	—	—	132,186	132,186
Average interest rate	2.04%	0.00%	0.00%	0.00%	0.00%	0.00%	2.04%

Fixed interest rate time deposits < $100M	91,348	9,007	1,286	947	434	0	103,022	103,130
Average interest rate	5.01%	4.62%	4.42%	4.73%	4.47%	0.00%	4.97%

Variable interest rate time deposits < $100M	6,686	2,159	—	—	—	—	8,845	8,846
Average interest rate	4.45%	4.45%	0.00%	0.00%	0.00%	0.00%	4.45%

Fixed interest rate time deposits > $100M	208,695	23,249	575	867	3,541	0	236,927	237,188
Average interest rate	5.12%	4.90%	4.84%	5.03%	4.52%	0.00%	5.09%

Variable interest rate time deposits > $100M	5,421	1,153	—	—	—	—	6,574	6,575
Average interest rate	4.47%	4.45%	0.00%	0.00%	0.00%	0.00%	4.47%

Securities sold under repurchase agreements	81,165	—	—	—	—	—	81,165	81,165
Average interest rate	3.54%	0.00%	0.00%	0.00%	0.00%	0.00%	3.54%

Fixed Federal Home Loan Bank borrowings	—	—	24,000	—	—	16,000	40,000	38,136
Average interest rate	0.00%	0.00%	5.86%	0.00%	0.00%	4.55%	5.34%

Variable Federal Home Loan Bank borrowings	—	—	—	—	—	19,000	19,000	18,641
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	4.67%	4.67%

TT&L note borrowings	500	—	—	—	—	—	500	500
Average interest rate	6.47%	0.00%	0.00%	0.00%	0.00%	0.00%	6.47%

Subordinated debentures	—	—	—	—	—	20,000	20,000	20,000
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	7.09%	7.09%

Item 8. Financial Statements and Supplementary Data

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Southeastern Bank Financial Corporation
Augusta, Georgia
We have audited the accompanying consolidated balance sheets of Southeastern Bank Financial Corporation and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Southeastern Bank Financial Corporation as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Southeastern Bank Financial Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2009 expressed an unqualified opinion thereon.
/s/ Crowe Horwath LLP
Brentwood, Tennessee
March 13, 2009

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2008 and 2007

	2008	2007
	(Dollars in thousands)
Assets
Cash and due from banks	$24,860	24,558
Federal funds sold	9,780	—
Interest-bearing deposits in other banks	3,128	500

Cash and cash equivalents	37,768	25,058

Investment securities:
Available-for-sale	299,339	245,429
Held-to-maturity, at cost (fair values of $698 and $1,467 at December 31, 2008 and 2007, respectively)	689	1,435
Loans held for sale	18,955	11,303
Loans	986,831	871,440
Less allowance for loan losses	14,742	11,800

Loans, net	972,089	859,640

Premises and equipment, net	33,960	32,612
Accrued interest receivable	7,085	7,416
Goodwill, net	140	140
Bank-owned life insurance	17,368	16,660
Restricted equity securities	6,571	5,060
Other real estate owned	5,734	—
Other assets	11,341	8,227

	$1,411,039	1,212,980

(continued)
See accompanying notes to consolidated financial statements.

(continued)

	2008	2007
Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$111,291	101,272
Interest-bearing:
NOW accounts	166,561	132,186
Savings	247,249	289,731
Money management accounts	50,404	73,609
Time deposits of $100 or more	385,439	243,501
Other time deposits	178,608	111,867

	1,139,552	952,166
Federal funds purchased and securities sold under repurchase agreements	62,553	81,166
Advances from Federal Home Loan Bank	84,000	59,000
Other borrowed funds	—	500
Accrued interest payable and other liabilities	10,283	10,390
Subordinated debentures	20,000	20,000

Total liabilities	1,316,388	1,123,222

Stockholders’ equity:
Common stock, $3.00 par value; 10,000,000 shares authorized; 5,987,674 and 5,433,614 shares issued in 2008 and 2007, respectively; 5,987,674 and 5,425,182 shares outstanding in 2008 and 2007, respectively	17,963	16,301
Preferred stock, no par value; 10,000,000 and 0 shares authorized in 2008 and 2007, respectively; 0 shares outstanding in 2008 and 2007	—	—
Additional paid-in capital	55,189	39,518
Retained earnings	21,455	34,228
Treasury stock, at cost; 0 and 8,432 shares in 2008 and 2007, respectively	—	(317)
Accumulated other comprehensive income, net	44	28

Total stockholders’ equity	94,651	89,758

	$1,411,039	1,212,980

See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
Years ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(Dollars in thousands, except per share data)
Interest income:
Loans, including fees	$61,568	66,219	54,338
Investment securities:
Taxable	12,875	11,023	9,633
Tax-exempt	716	800	1,030
Federal funds sold	470	1,112	600
Interest-bearing deposits in other banks	46	27	25

Total interest income	75,675	79,181	65,626

Interest expense:
Deposits (including interest on time deposits over $100 of $13,342, $11,529, and $7,184 in 2008, 2007, and 2006, respectively)	30,017	33,147	24,099
Federal funds purchased and securities sold under repurchase agreements	1,317	3,305	3,079
Other borrowings	4,155	4,480	4,245

Total interest expense	35,489	40,932	31,423

Net interest income	40,186	38,249	34,203
Provision for loan losses	9,055	3,823	2,478

Net interest income after provision for loan losses	31,131	34,426	31,725

Noninterest income:
Service charges and fees on deposits	7,291	6,409	5,742
Gain on sales of loans	5,747	5,185	5,154
Gain on sale of fixed assets, net	8	1,049	47
Investment securities (losses) gains, net	(77)	(237)	213
Retail investment income	1,096	1,267	788
Trust services fees	1,134	1,132	860
Increase in cash surrender value of bank-owned life insurance	708	678	605
Miscellaneous income	798	685	631

Total noninterest income	16,705	16,168	14,040

Noninterest expense:
Salaries and other personnel expense	20,852	19,343	17,806
Occupancy expenses	4,373	3,457	2,847
Other operating expenses	11,527	9,708	8,279

Total noninterest expense	36,752	32,508	28,932

Income before income taxes	11,084	18,086	16,833
Income tax expense	3,506	6,321	5,673

Net income	$7,578	11,765	11,160

Basic net income per share	$1.27	1.97	1.91
Diluted net income per share	1.26	1.95	1.89
Weighted average common shares outstanding	5,972,429	5,972,793	5,856,853
Weighted average number of common and common equivalent shares outstanding	6,011,689	6,044,871	5,908,659
See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
Years ended December 31, 2008, 2007 and 2006

							Accumulated
		Common stock		Additional			other	Total
	Comprehensive	Number		paid-in	Retained	Treasury	comprehensive	stockholders’
	income	of shares	Amount	capital	earnings	stock	income (loss), net	equity
Balance, December 31, 2005		5,279	$15,838	34,138	16,100	(234)	(2,259)	63,583
Cumulative catch-up adjustment in accordance with SAB 108					794			794
Comprehensive income:
Net income	$11,160	—	—	—	11,160	—	—	11,160
Other comprehensive loss — unrealized loss on investment securities available for sale, net of income tax effect of $321	624	—	—	—	—	—	624	624

Total comprehensive income	$11,784

Cash dividends ($0.52 per common share)		—	—	—	(2,767)	—	—	(2,767)
Stock options exercised		6	17	(36)	—	265	—	246
Stock options compensation cost				415				415
Issuance of common stock		150	450	4,536	—	14	—	5,000
Purchase of treasury stock		—	—	—	—	(62)	—	(62)
Retirement of common stock		(2)	(5)	(64)	—	—	—	(69)

Balance, December 31, 2006		5,433	$16,300	38,989	25,287	(17)	(1,635)	78,924

Comprehensive income:
Net income	$11,765	—	—	—	11,765	—	—	11,765
Other comprehensive loss — unrealized loss on investment securities available for sale, net of income tax effect of $857	1,663	—	—	—	—	—	1,663	1,663

Total comprehensive income	$13,428

Cash dividends ($0.52 per common share)		—	—	—	(2,824)	—	—	(2,824)
Stock options exercised		1	1	(17)	—	17	—	1
Stock options compensation cost				546				546
Purchase of treasury stock						(317)	—	(317)

Balance, December 31, 2007		5,434	$16,301	39,518	34,228	(317)	28	89,758

Comprehensive income:
Net income	$7,578	—	—	—	7,578	—	—	7,578
Other comprehensive income — unrealized gain on investment securities available for sale, net of income tax effect of $13	16	—	—	—	—	—	16	16

Total comprehensive income	$7,594

Cash dividends ($0.52 per common share)		—	—	—	(2,968)	—	—	(2,968)
Stock options exercised		11	32	(291)		726		467
Stock options compensation cost				209				209
Stock dividend		543	1,630	15,753	(17,383)			—
Issuance of common stock						36		36
Purchase of treasury stock						(445)		(445)

Balance, December 31, 2008		5,988	$17,963	55,189	21,455	—	44	94,651

(continued)

(continued)

	Disclosure of reclassification amount
	2008	2007	2006
Unrealized holding gains (losses) arising during period, net of taxes	$(32)	1,509	765
Reclassification adjustment for (gains) losses included in net income	77	237	(213)
Tax effect	(29)	(83)	72

Net unrealized gains (losses) in securities	$16	1,663	624

See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$7,578	11,765	11,160
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,343	1,606	1,367
Deferred income tax benefit	(929)	(825)	(885)
Provision for loan losses	9,055	3,823	2,478
Net investment securities (gains) losses	77	237	(213)
Net (accretion of discount) amortization of premium on investment securities	(147)	(151)	(368)
Increase in cash surrender value of bank-owned life insurance	(708)	(678)	(605)
Stock options compensation cost	209	546	415
Gain on disposal of premises and equipment	(8)	(1,049)	(47)
(Gain) loss on the sale of other real estate	(63)	29	16
Gain on sales of loans	(5,747)	(5,185)	(5,154)
Real estate loans originated for sale	(258,946)	(252,114)	(265,026)
Proceeds from sales of real estate loans	257,042	260,853	277,470
Decrease (increase) in accrued interest receivable	331	(1,433)	(1,359)
Increase in other assets	(2,199)	(710)	(1,283)
(Decrease) increase in accrued interest payable and other liabilities	(107)	895	2,885

Net cash provided by operating activities	7,781	17,609	20,851

Cash flows from investing activities:
Proceeds from sales of available for sale securities	27,285	20,712	42,346
Proceeds from maturities of available for sale securities	68,665	52,200	94,487
Proceeds from maturities of held to maturity securities	765	1,555	805
Purchase of available for sale securities	(149,781)	(116,790)	(136,887)
Purchase of restricted equity securities	(1,511)	(619)	(874)
Proceeds from redemption of FHLB stock	—	495	225
Net increase in loans	(127,889)	(138,469)	(157,330)
Purchase of Bank-owned life insurance	—	—	(3,500)
Additions to premises and equipment	(5,196)	(12,783)	(5,185)
Proceeds from sale of other real estate	715	312	157
Proceeds from sale of premises and equipment	1,513	3,016	1,791

Net cash used in investing activities	(185,434)	(190,371)	(163,965)

(continued)

(continued)

	2008	2007	2006
	(Dollars in thousands)
Cash flows from financing activities:
Net increase in deposits	187,386	150,403	138,109
Net (decrease) increase in federal funds purchased and securities sold under repurchase agreements	(18,613)	11,146	3,006
Advances from Federal Home Loan Bank	25,000	10,000	24,000
Payments of Federal Home Loan Bank advances	—	(11,000)	(16,000)
Proceeds from subordinated debentures	—	—	10,000
Proceeds from issuance of common stock	36	—	5,000
Principal payments on other borrowed funds	(500)	(500)	—
Purchase of treasury stock	(445)	(317)	(62)
Payment of cash dividends	(2,968)	(2,824)	(2,767)
Proceeds from stock options exercised, net of stock redeemed	467	1	176

Net cash provided by financing activities	190,363	156,909	161,462

Net increase (decrease) in cash and cash equivalents	12,710	(15,853)	18,348

Cash and cash equivalents at beginning of year	25,058	40,911	22,563

Cash and cash equivalents at end of year	$37,768	25,058	40,911

Supplemental disclosures of cash paid during the year for:
Interest	$35,729	40,285	29,988
Income taxes	4,092	7,394	6,265

Supplemental information on noncash investing activities:
Loans transferred to other real estate	$6,386	341	173
See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
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
December 31, 2008, 2007 and 2006
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
December 31, 2008, 2007 and 2006
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

Concentration of Credit Risk:

Most of the Company’s business activity is with customers located within the Augusta-Richmond County, GA-SC metropolitan statistical area. Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy in this area. The Company also has a significant concentration of loans with real estate developers.

Allowance for Loan Losses:

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
December 31, 2008, 2007 and 2006
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

The process of assessing the adequacy of the allowance is necessarily subjective. Further, and particularly in terms of economic downturns, it is reasonably possible that future credit losses may exceed historical loss levels and may also exceed management’s current estimates of incurred credit losses inherent within the loan portfolio. As such, there can be no assurance that future loan charge-offs will not exceed management’s current estimate of what constitutes a reasonable allowance for loan losses.

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
December 31, 2008, 2007 and 2006
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

The Company bears minimal interest rate risk on these loans and only holds the loans temporarily until documentation can be completed to finalize the sale to the investor. Under SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, loan commitments that relate to the origination of mortgage loans that will be held for sale, commonly referred to as interest rate lock commitments, must be accounted for as derivatives by the issuer of the commitment. SEC Staff Accounting Bulletin No. 109 Written Loan Commitments Recorded at Fair Value through Earnings (SAB 109) became effective during 2008 and requires that fair value of these include the net future cash flows associated with the servicing of the loan. These net future cash flows include the servicing premium received by the Company when the servicing is sold with the loan, as is customary in the Company’s sale transactions.

Forward sales commitments to the investor are made at the same time as the loan commitment and have identical terms as the mortgage loan commitments to the customers. These forward sales commitments are also derivatives. Upon closing of the loan with the customer, Georgia Bank & Trust accounts for the forward sales commitments on loans held for sale as a hedge. Once a loan is closed with the customer, it is funded by the investor, generally within fifteen days. We have determined this hedge is effective because the gain that is unrealized, but embedded, upon closing the loan with the customer is highly correlated with the gain realized upon funding from the investor. Fair values of these derivatives as of December 31, 2008 and 2007 were insignificant and have not been recorded.
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
December 31, 2008, 2007 and 2006
(f)	Other Real Estate

Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed. Costs related to the development and improvement of property are capitalized. Other real estate totaled $5,734 and $0 as of December 31, 2008 and 2007, respectively.

(g)	Goodwill

Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified. The Company’s goodwill is not considered impaired at December 31, 2008.

(h)	Stock-Based Compensation

Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Corporation’s common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

(i)	Income Taxes

Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

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
December 31, 2008, 2007 and 2006
test, no tax benefit is recorded. The adoption had no material affect on the Company’s consolidated financial statements.

The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other expense.
(j)	Income Per Share

Basic net income per share is net income divided by the weighted average number of common shares outstanding during the period. Diluted net income per share includes the dilutive effect of additional potential common shares issuable under stock options. Income per share is restated for all stock dividends through the date of issuance of the financial statements.

	December 31,
	2008	2007	2006
Weighted average common shares outstanding for basic earnings per common share	5,972,429	5,972,793	5,856,853
Add: Dilutive effects of assumed exercises of stock options	39,260	72,078	51,806

Weighted average number of common and common equivalent shares outstanding	6,011,689	6,044,871	5,908,659

(k)	Other Comprehensive Income (Loss)

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

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (FAS 157). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement
(Continued)

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material. In October 2008, the FASB issued Staff Position (FSP) 157-3, Determining the Fair Value of a Financial Asset when the Market for That Asset Is Not Active. This FSP clarifies the application of FAS 157 in a market that is not active. The impact of adoption was not material.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard was effective for the Company on January 1, 2008. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue was effective for fiscal years beginning after December 15, 2007. The impact of adoption was not material.

On November 5, 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value through Earnings (“SAB 109”). Previously, SAB 105, Application of Accounting Principles to Loan Commitments, stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan
(Continued)

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
commitment, and SAB 109 retains that view. SAB 109 was effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The impact of adoption was not material.

In December 2007, the SEC issued SAB No. 110, which expresses the views of the SEC regarding the use of a “simplified” method, as discussed in SAB No. 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R), Share-Based Payment. The SEC concluded that a company could, under certain circumstances, continue to use the simplified method for share option grants after December 31, 2007. The Company does not use the simplified method for share options and therefore SAB No. 110 has no impact on the Company’s consolidated financial statements.

Effect of Newly Issued But Not Yet Effective Accounting Standards:

In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations (“FAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. FAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. FAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. The adoption of FAS No. 160 did not have a significant impact on its results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”. FAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 for derivative instruments and hedging activities. FAS No. 161 requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. FAS No. 161 is effective for financial statements issued for fiscal years and interim
(Continued)

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
periods beginning after November 15, 2008, with early application encouraged. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.
(n)	Bank Owned Life Insurance
The Company has purchased life insurance policies on certain key executives. In accordance with EITF 06-5, Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.
(o)	Loss Contingencies
Loss contingencies, including claims and legal actions arising in the ordinary course of business, are reported as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the consolidated financial statements.
(p)	Reclassifications
Some items in the prior period financial statements were reclassified to conform to the current presentation.
(q)	Rounding
Dollar amounts are rounded to thousands except share and per share data unless otherwise noted.
(2)	Cash and Due From Banks
The Company’s subsidiaries are required by the Federal Reserve Bank to maintain average daily cash balances. These required balances were $1,375 at December 31, 2008 and $945 at December 31, 2007.
(Continued)

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(3)	Investment Securities
A summary of investment securities as of December 31, 2008 and 2007 is as follows:

	2008
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
	(Dollars in Thousands)
Held to maturity:
Obligations of states and political subdivisions	$689	9	—	698

	$689	9	—	698

Available for sale:
Obligations of U.S. Government agencies	$109,256	1,448	(29)	110,675
Obligations of states and political subdivisions	17,384	131	(559)	16,956
Mortgage-backed securities	157,549	3,786	(1,300)	160,035
Corporate bonds	15,032	—	(3,405)	11,627
Equity securities	46	—	—	46

	$299,267	5,365	(5,293)	299,339

	2007
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
	(Dollars in Thousands)
Held to maturity:
Obligations of states and political subdivisions	$1,435	32	—	1,467

	$1,435	32	—	1,467

Available for sale:
Obligations of U.S. Government agencies	$96,166	950	(8)	97,108
Obligations of states and political subdivisions	15,755	96	(223)	15,628
Mortgage-backed securities	118,179	443	(1,061)	117,561
Corporate bonds	15,036	73	(392)	14,717
Equity securities	250	165	—	415

	$245,386	1,727	(1,684)	245,429

As of December 31, 2008, except for the U.S. Government agencies, there was no issuer who represented 10% or more of stockholders’ equity within the investment portfolio.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
The following tables show securities available for sale with unrealized losses at year-end 2008 and 2007, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	December 31, 2008
	Less than 12 months		12 months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
	(Dollars in Thousands)
Obligations of U.S. Government agencies	$6,462	29	—	—	6,462	29
Obligations of states and political subdivisions	5,556	112	5,619	447	11,175	559
Mortgage-backed securities	23,102	753	4,608	547	27,710	1,300
Corporate bonds	6,995	1,912	4,632	1,493	11,627	3,405

	$42,115	2,806	14,859	2,487	56,974	5,293

	December 31, 2007
	Less than 12 months		12 months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
	(Dollars in Thousands)
Obligations of U.S. Government agencies	$1,500	—	2,876	8	4,376	8
Obligations of states and political subdivisions	10,397	215	838	8	11,235	223
Mortgage-backed securities	16,242	111	49,352	950	65,594	1,061
Corporate bonds	6,910	392	—	—	6,910	392

	$35,049	718	53,066	966	88,115	1,684

At December 31, 2008, there were four obligations of U.S. government agencies, eleven obligations of states and political subdivisions, twenty-three mortgage-backed securities, and nine corporate bonds with an unrealized loss for less than 12 months. There were nine mortgage-backed securities, six corporate bonds, and eight obligations of states and political subdivisions with an unrealized loss for longer than 12 months. The total estimated fair value of the securities with an unrealized loss at December 31, 2008 represented 91.50% of the book value. Unrealized losses on securities have not been recognized into income because the issuer(s) bonds are of high credit quality, management has the intent and ability to hold for the foreseeable future, and the decline in fair value is largely due to changes in interest rates. The fair value is expected to recover as the bonds approach maturity. The Company’s equity securities include 62.5 thousand common shares of Nexity Corporation. For the year ended December 31, 2008, the Company recognized a $204 pre-tax charge for the other-than-temporary decline in fair value in this investment.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
As required by SFAS 115, when a decline in fair value below cost is deemed to be other than temporary, the unrealized loss must be recognized as a charge to earnings.
The amortized cost and estimated fair value of securities held to maturity and available for sale, other than equity securities, as of December 31, 2008, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities		Securities
	held to maturity		available for sale
	Amortized	Estimated	Amorized	Estimated
	cost	fair value	cost	fair value
	Dollars in Thousands
One year or less	$—	—	1,000	1,000
After one year through five years	490	496	3,509	3,535
After five years through ten years	199	202	36,629	36,453
After ten years	—	—	100,534	98,271

	689	698	141,672	139,259

Mortgage-backed securities	—	—	157,549	160,034

	$689	698	299,221	299,293

Proceeds from sales of securities available for sale during 2008, 2007 and 2006 were $27,285, $20,712 and $42,346, respectively. Gross realized gains of $211, $68 and $621, were realized on those sales in 2008, 2007 and 2006, respectively, and gross realized losses of $288, $305 and $408, were realized on those sales in 2008, 2007 and 2006, respectively.
Investment securities with a carrying amount of approximately $214,358 and $186,408 at December 31, 2008 and 2007, respectively, were pledged to secure public and trust deposits, and for other purposes required by law.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(4)	Loans
Loans at year end were as follows:

	2008	2007
	Dollars in Thousands
Commercial, financial, and agricultural	$109,784	$93,355
Real estate:
Construction	369,731	318,438
Residential	212,856	190,613
Commercial	266,362	236,358
Consumer installment	28,496	33,625

	987,229	872,389
Less allowance for loan losses	14,742	11,800
Less deferred loan origination fees	398	949

	$972,089	$859,640

Activity in the allowance for loan losses was as follows:

	2008	2007	2006
	Dollars in Thousands
Balance, beginning of year	$11,800	9,777	9,125
Effects of *SAB 108	—	—	(694)
Provision for loan losses	9,055	3,823	2,478
Charge-offs	(6,736)	(2,576)	(1,940)
Recoveries	623	776	808

Balance, end of year	$14,742	11,800	9,777

*	Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). The allowance for loan loss in 2006 was decreased $694 to remove the entire balance of the allowance for unfunded lines and commitments and standby letters of credit.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
     Individually impaired loans were as follows:

	2008	2007
	Dollars in Thousands
Year end loans with no allocated allowance for loan losses	$16,836	$12,442
Year end loans with allocated allowance for loan losses	16,944	1,808

	$33,780	$14,250

Amount of the allowance for loan loss allocated	$2,201	$291

	2008	2007	2006
	Dollars in Thousands
Arverage of individually impaired loans during year	$29,397	$5,022	$2,223
Interest income recognized during impairment	702	598	76
Cash-basis interest income recognized	702	598	76
     Nonaccrual loans and loans past due 90 days still on accrual were as follows:

	2008	2007
	Dollars in Thousands
Loans past due over 90 days still on accrual	$7,298	$—

Nonaccrual loans	34,781	5,495
Interest that would have been recorded on nonaccrual loans had they been in accruing status was approximately $1,561 in 2008, $198 in 2007, and $118 in 2006.
The Company has direct and indirect loans outstanding to certain executive officers and directors, including affiliates, and principal holders of the Company’s securities.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
The following is a summary of the activity in loans outstanding to executive officers and directors, including affiliates, and principal holders of the Company’s securities for the year ended December 31, 2008:

Dollars in Thousands
Balance at beginning of year	$36,294
New loans	65,493
Principal repayments	(62,427)

Balance at end of year	$39,360

The Company is also committed to extend credit to certain directors and executives of the Company, including companies in which they are principal owners, through personal lines of credit, letters of credit, and other loan commitments. As of December 31, 2008, available balances on these commitments to these persons aggregated approximately $11,967.
(5)	Fair Value Measurements
The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” at the beginning of 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurement. According to SFAS No. 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies to all assets and liabilities that are being measured and reported on a fair value basis. This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. This statement requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

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
December 31, 2008, 2007 and 2006
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
At December 31, 2008, the fair values of four available-for-sale securities totaling $4,130 were measured using discounted cash flows (Level 3 inputs). These securities, all of which are subordinated debentures issued by financial institutions, were measured using Level 3 inputs because the market for them has become illiquid. The discount rates used in the valuation model were based on current spreads to U.S. Treasury rates of long-term corporate debt obligations with maturities and risk characteristics similar to the subordinated debentures. Based on the reduced level of liquidity in the market for long-term corporate debt obligations, we believe that further adjustments to the valuation model discount rates for the illiquidity in the subordinated debentures market are not necessary.
Two of these securities are rated A2 by Moody’s, A- by Standard & Poor’s and AA- by Fitch. One security was rated A2 by Moody’s, BBB by Standard & Poor’s and A- by Fitch and the last security was rated A2 by Moody’s, A- by Standard & Poor’s and A by Fitch. As with other investment securities, the Company expects the fair value of these subordinated debentures to recover as liquidity returns to the market. The Company has the ability and intent to hold the subordinated debentures during the recovery period.
Impaired Loans: The fair value of impaired loans with specific reserves is determined by reviewing the estimated amount realizable from collateral liquidation based upon an appraisal as well as the estimated amounts realizable from borrowers and guarantors (Level 3 inputs).
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

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)

Available-for-sale securities	$299,339	46	295,163	4,130

Tax credits	515	—		515

Held-to-maturity securities	698	—	698	—

Total	$300,552	46	295,861	4,645

     The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2008:

	Fair Value Measurements Using Significant Unobservable Inputs
	(Level 3)
		Available-for-sale
	Tax credits	Securities	Total
Beginning balance, January 1, 2008	$594	$—	$594
Total gains or losses (realized/unrealized) Included in earnings
Amortization of tax credit investment	(79)	—	(79)
Included in other comprehensive income	—	(282)	(282)
Transfers in and/or out of Level 3	—	4,412	4,412

Ending balance, December 31, 2008	$515	$4,130	$4,645

Assets and Liabilities Measured on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	14,743	—	—	14,743
Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $16,944, with a valuation allowance of $2,201, resulting in an additional provision for loan losses of $2,201.
(6)	Premises and Equipment
Premises and equipment at December 31, 2008 and 2007 are summarized as follows:

	2008	2007
	Dollars in Thousands
Land	$7,868	5,031
Buildings	24,289	26,232
Furniture and equipment	15,251	12,626

	47,408	43,889

Less accumulated depreciation	13,448	11,277

	$33,960	32,612

Depreciation expense amounted to $2,343, $1,606 and $1,367, in 2008, 2007 and 2006, respectively.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(7)	Commitments
The Company is committed under various operating leases for office space and equipment. At December 31, 2008, minimum future lease payments under non-cancelable real property and equipment operating leases are as follows:

(Dollars in Thousands)
2009	$340
2010	322
2011	255
2012	151
2013	35
2014 & Beyond	96

$1,199

Rent and lease expense for all building, equipment, and furniture rentals totaled $317, $163, and $111, for the years ended December 31, 2008, 2007, and 2006, respectively.
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
Unfunded commitments to extend credit where contract amounts represent potential credit risk totaled $202,580 and $208,499, at December 31, 2008 and 2007, respectively. These commitments are primarily at variable interest rates. Fixed rate commitments totaled $18,265 and $14,573 at December 31, 2008 and 2007, respectively. The rates on these commitments ranged from 5.0% to 16.0% at December 31, 2008, and 6.38% to 16.0% at December 31, 2007. Maturity dates ranged from 1/2/2009 to 12/19/2017, at December 31, 2008, and 1/8/2008 to 12/19/2017 at December 31, 2007.
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

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(8)	Deposits
At December 31, 2008, scheduled maturities of certificates of deposit are as follows:

Dollars in Thousands
2009	$481,624
2010	70,704
2011	3,431
2012	4,119
2013	2,090
Thereafter	2,079

Total	$564,047

Brokered Deposits as of December 31, 2008 totaled $244,540.
(9) Borrowings
Securities Sold Under Repurchase Agreements
The securities sold under repurchase agreements are collateralized by obligations of the U.S. Government or its corporations and agencies, state and municipal securities, corporate bonds, or mortgage-backed securities. The aggregate carrying value of such agreements for corporate customers at December 31, 2008 and 2007 were $20,000 and $16,720, respectively. At December 31, 2008, public funds agreements for deposit accounts and securities sold under repurchase agreements for public funds customers were maintained by the Georgia Bankers Association pooled pledging program. The total carrying value of investments in the pooled pledging program at December 31, 2008 and 2007 was $192,761 and $169,688, respectively. The repurchase agreements at December 31, 2008 mature on demand. Outstanding federal funds purchased totaled $0 and $17,537 as of December 31, 2008 and December 31, 2007 respectively. The following table summarizes pertinent data related to the securities sold under the agreements to repurchase as of and for the years ended December 31, 2008, 2007, and 2006.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

	2008	2007	2006
	Dollars in Thousands
Securities Sold Under Repurchase Agreements Weighted average borrowing rate at year-end	0.96%	4.38%	5.24%

Weighted average borrowing rate during the year	2.15%	5.03%	4.92%

Average daily balance during the year	$59,925	64,501	60,614

Maximum month-end balance during the year	64,734	74,525	74,772

Balance at year-end	$62,553	63,629	70,020

Federal Funds Purchased	—	17,537	—

	$62,553	81,166	70,020

Advances from Federal Home Loan Bank

The Company has an available line of credit from the Federal Home Loan Bank of Atlanta (FHLB) in an amount not to exceed 10% of total assets. The line of credit is reviewed annually by the FHLB. The following advances were outstanding under this line at December 31, 2008 and 2007.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

	2008	Rate	2007	Rate
	Dollars in Thousands
Due March 22, 2010	$7,000	6.180%	$7,000	6.180%
Due March 30, 2010	5,000	6.020%	5,000	6.020%
Due September 29, 2010	5,000	5.820%	5,000	5.820%
Due October 18, 2010	7,000	5.460%	7,000	5.460%
Due May 2, 2011	6,000	4.800%	6,000	4.800%
Due April 4, 2013 convertible flipper	10,000	3.708%	—
Due January 27, 2019 convertible flipper	5,000	0.000%	5,000	4.355%
Due April 22, 2019 convertible flipper	8,000	3.559%	8,000	4.680%
Due May 22, 2019 flipper	6,000	1.653%	6,000	4.515%
Due July 26, 2017	10,000	4.406%
Due July 31, 2018	10,000	2.475%	10,000	4.406%
Due April 29, 2011	2,000	3.455%
Due July 18, 2013 convertible flipper	3,000	4.003%

	$84,000		$59,000

Total weighted average rate	3.96%		5.08%

The FHLB has the option to convert the fixed-rate advances and convertible advances to three-month, LIBOR-based floating-rate advances at various dates throughout the terms of the advances.

The convertible flipper advance maturing on April 4, 2013 is indexed to the three month LIBOR based floating rate minus 50 basis points and may be converted to a fixed rate of 2.90% or an adjustable rate credit on April 4, 2009. The convertible flipper advance maturing on January 27, 2019, is indexed to the one-month LIBOR-based floating rate minus 50 basis points for the first three years and then converts to a fixed rate of 4.10% on January 27, 2009 for the last ten years. The convertible flipper advance maturing on April 22, 2019, is indexed to the three-month LIBOR-based floating rate minus 50 basis points for the first three years and then converts to a fixed rate of 4.75% for the last ten years. The flipper advance maturing on May 22, 2019, is indexed to the three-month LIBOR-based floating rate minus 50 basis points. The convertible flipper advance maturing on July 18, 2013 is indexed to the three month LIBOR based floating rate minus 50 basis points and may be converted to a fixed rate of 2.72% or an adjustable rate credit on July 18, 2009. At December 31, 2008, the Company has pledged, under a blanket floating lien,

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
eligible first mortgage loans with unpaid balances which, when discounted at approximately 75% of such unpaid principal balances, total $77,044. The Company has also pledged for this lien eligible commercial real estate loans with unpaid balances which, when discounted at approximately 50% of such unpaid principal balances, total $12,998.

Other Borrowed Funds

Other borrowed funds consist of a treasury, tax, and loan account with the Federal Reserve Bank of $0 and $500 at December 31, 2008 and December 31, 2007 respectively.

(10)	Subordinated Debentures

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

The Trust Preferred Securities are mandatorily redeemable upon maturity of the debentures on December 15, 2035, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by Southeastern Bank Financial Statutory Trust I in whole or in part, on or after December 15, 2010 and in whole or in part at any time within 90 days following the occurrence of a Tax Event, an Investment Company Event or a Capital Treatment Event. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be 100% of their principal amount plus accrued but unpaid interest. Prior to December 15, 2008, the redemption of any debenture following a Tax Event, an Investment Company Event or a Capital Treatment Event, will be an amount in cash equal to 102.355% of the principal amount of the debentures. Thereafter, an amount equal in cash to the percentage of the principal amount of the debentures plus unpaid interest will be redeemed as specified below.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

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

The Trust Preferred Securities are mandatorily redeemable upon maturity of the debentures on June 15, 2036, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by Southeastern Bank Financial Trust II in whole or in part, on or after June 15, 2011 and in whole or in part at any time within 90 days following the occurrence of a Tax Event, an Investment Company Event or a Capital Treatment Event. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be 100% of their principal amount plus accrued but unpaid interest. Prior to June 15, 2009, the redemption of any debenture following a Tax Event, an Investment Company Event or a Capital Treatment Event, will be an amount in cash equal to 102.355% of the principal amount of the debentures. Thereafter, an amount equal in cash to the percentage of the principal amount of the debentures plus unpaid interest will be redeemed as specified below.

Special Redemption During the
12-Month Period Beginning June 15	Percentage of Principal Amount
2009	101.570%
2010	100.785%
2011 and thereafter	100.000%

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(11)	Income Taxes

Income tax expense for the years ended December 31, 2008, 2007 and 2006 consists of the following:

	2008	2007	2006
	Dollars in Thousands
Current tax expense:
Federal	$4,268	6,543	5,966
State	167	603	592

Total current	4,435	7,146	6,558

Deferred tax benefit
Federal	(800)	(681)	(770)
State	(129)	(144)	(115)

Total deferred	(929)	(825)	(885)

Total income tax expense	$3,506	6,321	5,673

Income tax expense differed from the amount computed by applying the statutory Federal corporate tax rate of 35% in 2008, 2007 and 2006 to income before income taxes as follows:

	Years ended December 31
	2008	2007	2006
	Dollars in Thousands
Computed “expected” tax expense	$3,879	6,330	5,892
Increase (decrease) resulting from:
Tax-exempt interest income	(326)	(368)	(479)
Nondeductible interest expense	40	53	69
State income tax, net of Federal tax effect	25	298	310
Earnings on cash surrender value of life insurance	(248)	(237)	(210)
Nondeductible stock compensation expense	73	191	144
Meals, entertainment, and club dues	59	51	48
Impact of graduated rate	—	—	(49)
Other, net	4	3	(52)

	$3,506	6,321	5,673

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2008 and 2007 are presented below:

	2008	2007
		Dollars in Thousands
Deferred tax assets:
Allowance for loan losses	$5,678	4,518
Deferred compensation	1,611	1,356
Other	911	578

Total deferred tax assets	8,200	6,452

Deferred tax liabilities:
Depreciation	(1,225)	(565)
Prepaid assets and other	(605)	(446)
Unrealized gain on investment securities available for sale	(28)	(15)

Total deferred tax liabilities	(1,858)	(1,026)

Net deferred tax asset	$6,342	5,426

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

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of Georgia. The Company is no longer subject to examination by federal and state taxing authorities for years before 2005.

The amount of the accrued income tax liability for uncertainties related to tax benefits was not material to the Company’s consolidated balance sheets as of December 31, 2008 or 2007. Additionally, the total amount of interest and penalties recorded in the consolidated statements of income for the year ended December 31, 2008, 2007 and 2006 was not material.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(12)	Related Party Transactions

Deposits include accounts with certain directors and executives of the Company, including affiliates, and principal holders of the Company’s securities. As of December 31, 2008 and 2007, these deposits totaled approximately $21,571, and $36,889, respectively. See note 4 for discussion of related party loans.

(13)	Regulatory Capital Requirements

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

Quantitative measures established by regulation to ensure capital adequacy require minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2008, that the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 2008, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. Management is not aware of the existence of any conditions or events occurring subsequent to December 31, 2008 which would affect the Bank’s well capitalized classification.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
Actual capital amounts and ratios for the Company are presented in the table below as of December 31, 2008 and 2007, on a consolidated basis and for the Bank and Thrift individually :

					To be well capitalized
			For capital adequacy		under prompt corrective
	Actual		purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	Dollars in Thousands
Southeastern Bank Financial Corporation and subsidiaries consolidated:
As of December 31, 2008:
Total Capital (to risk - weighted assets)	$128,177	11.70%	$87,658	8.00%	N/A	N/A
Tier I Capital — risk-based (to risk-weighted assets)	114,467	10.45%	43,829	4.00%	N/A	N/A
Tier I Capital — leverage (to average assets)	114,467	8.14%	56,231	4.00%	N/A	N/A
As of December 31, 2007:
Total Capital (to risk - weighted assets)	121,463	12.61%	$77,062	8.00%	N/A	N/A
Tier I Capital — risk-based (to risk-weighted assets)	109,589	11.38%	38,531	4.00%	N/A	N/A
Tier I Capital — leverage (to average assets)	109,589	9.07%	48,307	4.00%	N/A	N/A

					To be well capitalized
			For capital adequacy		under prompt corrective
	Actual		purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	Dollars in Thousands
Georgia Bank & Trust Company:
As of December 31, 2008:
Total Capital (to risk - weighted assets)	$107,821	10.99%	$78,491	8.00%	$98,114	10.00%
Tier I Capital — risk-based (to risk-weighted assets)	95,546	9.74%	39,246	4.00%	58,869	6.00%
Tier I Capital — leverage (to average assets)	95,546	7.47%	51,156	4.50%	63,945	5.00%
As of December 31, 2007:
Total Capital (to risk - weighted assets)	98,790	11.24%	$70,308	8.00%	$87,885	10.00%
Tier I Capital — risk-based (to risk-weighted assets)	88,095	10.02%	35,154	4.00%	52,731	6.00%
Tier I Capital — leverage (to average assets)	88,095	7.88%	50,313	4.50%	55,904	5.00%

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

					To be well capitalized
			For capital adequacy		under prompt corrective
	Actual		purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			Dollars in Thousands
Southern Bank & Trust:
As of December 31, 2008:
Total Capital (to risk - weighted assets)	$15,356	13.57%	$9,055	8.00%	$11,319	10.00%
Tier I Capital — risk-based (to risk-weighted assets)	13,939	12.31%	4,528	4.00%	6,792	6.00%
Tier I Capital — leverage (to average assets)	13,939	11.28%	4,943	4.00%	6,179	5.00%
As of December 31, 2007:
Total Capital (to risk - weighted assets)	15,117	18.62%	$6,495	8.00%	$8,119	10.00%
Tier I Capital — risk-based (to risk-weighted assets)	14,101	17.37%	3,248	4.00%	4,871	6.00%
Tier I Capital — leverage (to average assets)	14,101	16.64%	3,389	4.00%	4,236	5.00%
In addition to the capital requirements disclosed in the preceding table, the FDIC requires that the Tier 1 capital to assets leverage ratio for Southern Bank & Trust be maintained at not less than 8% throughout the first three years of operation.
Southeastern Bank Financial Corporation and Georgia Bank and Trust Company are regulated by the Department of Banking and Finance of the State of Georgia (DBF). The DBF requires that state banks in Georgia generally maintain a minimum ratio of Tier 1 capital to total assets of four and one-half percent (4.5%) for banks and four percent (4%) for holding companies. These ratios are shown in the preceding tables as Tier 1 Capital — leverage (to average assets). The Company’s ratio at 8.14% and the Bank’s ratio at 7.47% exceed the minimum required.
The DBF requires its prior approval for a bank to pay dividends in excess of 50% of the preceding year’s earnings. Based on this limitation, the amount of cash dividends available from the Bank for payment in 2009 is approximately $4,367, subject to maintenance of the minimum capital requirements.
The Office of Thrift Supervision (OTS) requires a three year business plan to be filed for all new thrifts. Southern Bank and Trust’s business plan does not provide for capital distributions for any of the three years. As a result, prior approval would be required from the OTS before any distributions are made.
(14) Employee Benefit Plans
The Company has an employee savings plan (the Plan) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Plan,

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. The Company has the option to make discretionary payments to the Plan. For the years ended December 31, 2008, 2007 and 2006, the Company contributed $753, $699 and $567, respectively, to the Plan, which is 5% of the annual salary of all eligible employees for 2008, 2007 and 2006.
In 1997, the Company established a nonqualified Long-Term Incentive Plan designed to motivate and sustain high levels of individual performance and align the interests of key officers with those of shareholders by rewarding capital appreciation and earnings growth. Stock appreciation rights may be awarded annually to those key officers whose performance during the year has made a significant contribution to the Company’s growth. Such stock appreciation rights are granted at a strike price equal to the trading price of the Company’s stock at date of grant, and are earned over a five-year appreciation period. Officers vest in such rights over a 10-year period. The Company recognized expense of $57, $57 and $127, during 2008, 2007 and 2006, respectively, related to this plan. The total amount accrued for both December 31, 2008 and 2007 was $57.
The Company also has salary continuation agreements in place with certain key officers. Such agreements are structured with differing benefits based on the participants overall position and responsibility. These agreements provide the participants with a supplemental income upon retirement at age 65, additional incentive to remain with the Company in order to receive these deferred retirement benefits and a compensation package that is competitive in the market. These agreements vest over a ten year period, require a minimum number of years service, and contain change of control provisions. All benefits would cease in the event of termination for cause, and if the participant’s employment were to end due to disability, voluntary termination or termination without cause, the participant would be entitled to receive certain reduced benefits based on vesting and other conditions. The estimated cost of an annuity to pay this obligation is being accrued over the vesting period for each officer. The Company recognized expense of $717, $758, and $676, during 2008, 2007 and 2006, respectively, related to these agreements. The total amount accrued at December 31, 2008 and 2007 was $4,187 and $3,541, respectively.
(15) Stock Option Plan
During 2000, the Company adopted the 2000 Long-Term Incentive Plan (the 2000 Plan) which allows for stock option awards for up to 253,000 shares of the Company’s common stock to employees, officers, and directors of the Company. The Company believes that such awards better align the interests of its employees with those of its shareholders. Under the provisions of the 2000 Plan, the option price is determined by a committee of the board of directors at the time of grant and may not be less than 100% of the fair value of the common stock on the date of the grant of such option. Generally, when granted, these options vest over a five-year period. However, there were 11,000 options granted in 2005, that vest based on specific loan growth performance targets. All options must be exercised

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
within a ten-year period. As of December 31, 2007, all options under this plan had been issued.
During 2006, the Company adopted the 2006 Long-Term Incentive Plan (the 2006 Plan), approved by shareholders at the annual meeting, which allows for stock options awards for up to 250,000 shares of the Company’s common stock to key employees, officers, directors and independent contractors providing material services to the Company. The purpose of the Plan is to enhance stockholder investment by attracting, retaining and motivating key employees, officers, directors and independent contractors of the Company, and to encourage stock ownership by such persons by providing them with a means to acquire a proprietary interest in the Company’s success, and to align the interests of management with those of stockholders. Under the provisions of the 2006 Plan, the option price is determined by a committee of the board of directors at the time of grant and may not be less than 100% of the fair value of the common stock on the date of the grant of such option. Notwithstanding the foregoing, in the case of an Incentive Stock Option granted to a Participant who is a Ten Percent or more Stockholder, the Option Price shall not be less than one hundred and ten percent (110%) of the Fair Market Value of the Common Stock on the Date of Grant. Generally, when granted, these options vest over a five-year period. All options must be exercised within a ten year period from the date of the grant; however, options issued to a ten percent or more stockholder must be exercised within a five year period from its date of grant. As of December 31, 2008 and 2007, options granted under this Plan were 92,834 and 72,334, respectively. As of December 31, 2008, 157,166 shares remain available for future grants under this Plan.
The Company periodically purchases treasury stock and uses it for stock option exercises, when available. If treasury stock is not available, additional stock is issued. The Company repurchased 13,600 and 8,432 shares during 2008 and 2007 respectively.
Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-based Payment, which requires the Company to compute the fair value of options at the date of grant and to recognize such costs as compensation expense ratably over the vesting period of the options. For the year ended December 31, 2008, 2007 and 2006, the Company recognized $209, $546 and $415, respectively, as compensation expense resulting from all stock options.
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

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
The fair value of all options granted was determined using the following weighted average assumptions as of grant date.

	2008	2007	2006
Options granted	19,300	30,250	63,250
Risk-free interest rate	3.23%	4.74%	5.01%
Dividend yield	2.00%	2.00%	2.00%
Expected life at date of grant	8.01 years	7.86 years	7.92 years
Volatility	21.96%	17.50%	17.38%
A summary of activity for stock options with a specified vesting period follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Options outstanding — December 31, 2007	293,245	$25.36
Granted in 2008	19,300	31.24
Options exercised in 2008	(33,632)	14.40
Options lapsed in 2008	(1,650)	14.40

Options Outstanding — December 31, 2008	277,263	$27.02	5.99	(2,086)

Fully vested or expected to vest	177,553	$23.17	5.11	(651)

Exercisable at December 31, 2008	177,553	$23.17	5.11	(651)

Information related to the stock options that vest over a specified period follows:

	(Dollars in Thousands, except per share data)
	2008	2007	2006
Intrinsic value of options exercised	$423	$27	$653
Intrinsic value of options lapsed	(25)	—	—
Cash received from option exercises	466	1	176
Fair market value of stock received from option exercises	—	17	69

Weighted average grant-date fair value	7.36	15.12	16.23
All stock options issued are incentive stock options and therefore, no tax benefit is realized.
As of December 31, 2008 and 2007, there was $577 and $888, respectively, of total unrecognized compensation cost related to nonvested options that vest over a five year period. That cost is expected to be recognized over a weighted average period of 2.82 years.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
The following table provides information for stock options that vest based on specific loan growth performance targets.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Options outstanding — December 31, 2007	11,000	$34.30
Granted in 2008	—	—
Options exercised in 2008	—	—

Options Outstanding — December 31, 2008	11,000	$34.30	6.5	$(163)

Exercisable at December 31, 2008	8,250	$34.30	6.5	$(122)

As of December 31, 2008 and 2007, there was $25 and $46, respectively, of total unrecognized compensation cost related to nonvested options granted based on performance. That cost is expected to be recognized over a weighted average period of 1.8 years.
(16) Other Operating Expenses
Components of other operating expenses exceeding 1% of total revenues include the following for the years ended December 31, 2008, 2007, and 2006:

	2008	2007	2006
		(Dollars in Thousands)
Marketing and business development	$1,668	$1,586	$1,405
Processing expense	1,917	1,750	1,480
Legal and professional fees	1,763	1,508	1,370
Data processing expense	1,203	942	667
Other expense	4,976	3,922	3,357

Total other operating expense	$11,527	$9,708	$8,279

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
December 31, 2008, 2007 and 2006
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
(b) Investment Securities
As discussed in more detail in Note 5, the fair value of investment securities is based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. The carrying amount of related accrued interest receivable approximates its fair value and is not disclosed.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(c) Loans
The fair value of loans is calculated using discounted cash flows by loan type as described in paragraph 31 of SFAS 109, Disclosures about Fair Values of Financial Instruments. The discount rate used to determine the present value of the loan portfolio is an estimated market rate that reflects the credit and interest rate risk inherent in the loan portfolio without considering widening credit spreads due to market illiquidity. The estimated maturity is based on the Company’s historical experience with repayments adjusted to estimate the effect of current market conditions. The carrying amount of related accrued interest receivable approximates its fair value and is not disclosed. The carrying amount of real estate loans originated for sale approximates their fair value. The allowance for loan losses is considered a reasonable discount for credit risk.
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

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
The carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2008 and 2007 are as follows:

	December 31
	2008		2007
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$37,768	37,768	$25,058	25,058
Investment securities	300,028	300,037	246,864	246,896
Loans, net	991,044	997,338	870,943	868,603
Financial liabilities:
Deposits	1,139,552	1,141,627	952,166	952,537
Federal funds purchased and securities sold under repurchase agreements	62,553	62,553	81,166	81,166
Other borrowed funds	—	—	500	500
Advances from FHLB	84,000	76,090	59,000	56,777
Subordinated debentures	20,000	20,000	20,000	20,000

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(18) Condensed Financial Statements of Southeastern Bank Financial Corporation (Parent Only)
The following represents Parent Company only condensed financial information of Southeastern Bank Financial Corporation:
Condensed Balance Sheets

	December 31
	2008	2007
	(Dollars in Thousands)
Assets
Cash and due from banks	$1,921	1,519
Investment securities available for sale	2,042	3,430
Investment in banking subsidiaries	109,671	102,247
Premises and equipment, net	856	2,519
Accrued interest receivable	20	40
Deferred tax asset, net	2	—
Other assets	172	130

	$114,684	109,885

Liabilities and Stockholders’ Equity

Liabilities:
Accrued interest and other liabilities	$33	127
Subordinated debentures	20,000	20,000

Total liabilities	20,033	20,127

Stockholders’ equity	94,651	89,758

	$114,684	109,885

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
Condensed Statements of Income

	Years ended December 31
	2008	2007	2006
	(Dollars in Thousands)
Income:
Dividend income	$1,481	43	535
Interest income on investment securities	143	294	688
Investment securities (losses) gains, net	(204)	23	526
Miscellaneous income	102	102	107

	1,522	462	1,856

Expense:
Interest expense	960	1,435	1,247
Salaries and other personnel expense	(6)	24	138
Occupancy expense	60	52	55
Other operating expense	187	166	375

	1,201	1,677	1,815

Income (loss) before equity in undistributed earnings of subsidiaries	321	(1,215)	41

Equity in undistributed earnings of subsidiaries	6,818	12,494	10,995

Income tax benefit	(439)	(486)	(124)

Net income	$7,578	$11,765	$11,160

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
Condensed Statements of Cash Flows

	Year Ended December 31
	2008	2007	2006
	(Dollars in Thousands)
Cash flows from operating activities:
Net income	$7,578	$11,765	$11,160
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	45	45	45
Equity in undistributed earnings of subsidiaries	(6,818)	(12,494)	(10,995)
Investment securities losses (gains), net	204	(23)	(526)
Stock options compensation cost	(6)	24	137
Loss on disposal of premises and equipment	—	—	47
Accretion on investment securities	—	(113)	(453)
Decrease (increase) in accrued interest receivable	20	(33)	(7)
(Decrease) increase in accrued interest payable and other liabilities	(31)	(3)	66
(Increase) decrease in other assets	(42)	5	(135)

Net cash provided by (used in) operating activities	950	(827)	(661)

Cash flows from investing activities:
Proceeds from sales and maturities of investment securities	4,000	18,023	65,776
Purchase of investment securities	(3,000)	(10,941)	(64,611)
Investment in subsidiary	—	(5,000)	(10,002)
Additions to premises and equipment	—	(1,700)	(434)
Proceeds from sale of premises and equipment	1,400	—	1,950

Net cash provided by (used in) investing activities	2,400	382	(7,321)

Cash flows from financing activities:
Proceeds from subordinated debentures	—	—	10,000
Proceeds from issuance of common stock	—	—	5,000
Purchase of treasury stock	(445)	(317)	(62)
Payment of cash dividends	(2,964)	(2,824)	(2,767)
Payment of cash for fractional shares	(5)	—	—
Proceeds from stock options exercised, net of stock redeemed	466	1	176

Net cash (used in) provided by financing activities	(2,948)	(3,140)	12,347

Net increase (decrease) in cash and cash equivalents	402	(3,585)	4,365

Cash and cash equivalents at beginning of year	1,519	5,104	739

Cash and cash equivalents at end of year	$1,921	$1,519	$5,104

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(19) Quarterly Financial Data (Unaudited)
The supplemental quarterly financial data for the years ended December 31, 2008 and 2007 is summarized as follows:

	Quarters ended
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008
	(Dollars in Thousands)
Interest income	$19,751	18,526	18,543	18,855
Interest expense	9,486	8,483	8,801	8,719
Net interest income	10,265	10,043	9,742	10,136
Provision for loan losses	1,271	1,652	2,073	4,059
Noninterest income	3,931	4,452	4,437	3,886
Noninterest expense	8,921	9,265	9,365	9,201
Net income	2,635	2,408	1,875	660
Net income per share — basic	0.45	0.40	0.31	0.11
Net income per share — diluted	0.44	0.40	0.31	0.11
In the fourth quarter of 2008 deteriorating economic conditions contributed to increased problems with loan quality which resulted in a large increase in the provision for loan losses.

	Quarters ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007
	(Dollars in Thousands)
Interest income	$18,488	19,643	20,381	20,669
Interest expense	9,434	10,157	10,645	10,696
Net interest income	9,054	9,486	9,736	9,973
Provision for loan losses	576	1,030	1,001	1,216
Noninterest income	3,592	3,773	4,746	4,057
Noninterest expense	7,771	7,583	8,308	8,846
Net income	2,760	2,971	3,356	2,678
Net income per share — basic	0.46	0.50	0.56	0.45
Net income per share — diluted	0.45	0.49	0.56	0.45

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Not applicable.
Item 9A. Controls and Procedures
          As of the end of the period covered by this report, our management, including our Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s periodic filings with the Securities and Exchange Commission. During the fourth quarter of 2008, there were no significant changes in the Company’s internal controls that materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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
          Management has assessed the effectiveness of the Southeastern Bank Financial Corporation’s internal control over financial reporting as of December 31, 2008. In making our assessment, management has utilized the framework published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission “Internal Control-Integrated Framework". Based on our assessment, management has concluded that, as of December 31, 2008, internal control over financial reporting was effective.

/s/ R. Daniel Blanton Chief Executive Officer
(principal executive officer)

/s/ Ronald L. Thigpen Chief Operating Officer

/s/ Darrell R. Rains Chief Financial Officer
(principal financial officer)

Date: March 13, 2009

Report of Independent Registered Public Accounting Firm on Internal Control Over
Over Financial Reporting
We have audited Southeastern Bank Financial Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Southeastern Bank Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, including Item 9.A. of the Company’s Annual Report on Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Southeastern Bank Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Southeastern Bank Financial Corporation and Subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 13, 2009 expressed an unqualified opinion of those consolidated financial statements.

/s/ Crowe Horwath LLP
Brentwood, Tennessee
March 13, 2009

Item 9B. Other Information
          None.
PART III
Item 10. Directors and Executive Officers and Corporate Governance
          The Company has adopted a Code of Ethics applicable to its senior financial officers. A copy is available, without charge, upon telephonic or written request addressed to Ron Thigpen, Executive Vice President, Chief Operating Officer and Assistant Corporate Secretary, Southeastern Bank Financial Corporation, 3530 Wheeler Road, Augusta, Georgia 30909, telephone (706) 738-6990. The Code of Ethics is also incorporated by reference as an exhibit to this Annual Report on Form 10-K. The remaining information in response to this item is incorporated by reference to the Company’s definitive Proxy Statement for use in connection with the 2008 annual meeting of shareholders (which definitive Proxy Statement shall be filed with the commission not later than April 30, 2009).
Item 11. Executive Compensation
          The remaining information in response to this item is incorporated by reference to the Company’s definitive Proxy Statement for use in connection with the 2009 annual meeting of shareholders (which definitive Proxy Statement shall be filed with the commission not later than April 30, 2009).
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
          The following table provides information regarding compensation plans under which equity securities of the Company are authorized for issuance. All data is presented as of December 31, 2008.

Equity Compensation Plan Table
	(a)	(b)	(c)
			Number of securities remaining
	Number of securities to	Weighted average	available for future issuance
	be issued upon exercise	exercise price of	under equity compensation
	of outstanding options,	outstanding options,	plans (excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
Equity compensation plans approved by security holders	276,585	$27.90	177,666
Equity compensation plans not approved by security holders	0	0	0
Total	276,585	$27.90	177,666
          Additional information in response to this item is incorporated by reference to the Company’s definitive Proxy Statement for use in connection with the 2009 annual meeting of shareholders (which definitive Proxy Statement shall be filed with the commission not later than April 30, 2009).
Item 13. Certain Relationships and Related Transactions, and Director Independence
          Information in response to this item is incorporated by reference to the Company’s definitive Proxy Statement for use in connection with the 2009 annual meeting of shareholders (which definitive Proxy Statement shall be filed with the commission not later than April 30, 2009).
Item 14. Principal Accountant Fees and Services
          Information in response to this item is incorporated by reference to the Company’s definitive Proxy Statement for use in connection with the 2009 annual meeting of shareholders (which definitive Proxy Statement shall be filed with the Commission not later than April 30, 2009).

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1)	See Item 8 for a list of the financial statements as filed as a part of this report.

(2)	No financial statement schedules are applicable as the required information is included in the financial statements in Item 8.

(3)	The following exhibits are filed as part of this report. Documents incorporated by reference have been filed with the Securities and Exchange Commission. The Company’s Commission file number is: 0-24172. See “Item 1 — Description of Business — General” for additional information regarding the Company’s filings with the Commission.
Exhibit No. and Document
3.1	Articles of Incorporation of the Company

3.2	Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.)

4.1	Indenture dated December 5, 2005 between the Company and U.S. Bank National Association (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 8, 2005.)

4.2	Indenture dated March 31, 2006 between the Company and La Salle Bank National Association (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 6, 2006.)

10.1	Key Officer Compensation Agreement dated January 1, 2000 between the Bank & R. Daniel Blanton (Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)*

10.2	First Amendment dated October 15, 2003 to Key Officer Compensation Agreement dated January 1, 2000 between the Bank and R. Daniel Blanton. (Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)*

10.3	Second Amendment dated December 31, 2008 to Key Officer Compensation Agreement dated January 1, 2000 between the Bank and R. Daniel Blanton*

10.4	Key Officer Compensation Agreement dated January 1, 2000 between the Bank & Ronald L. Thigpen (Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)*

10.5	First Amendment dated October 15, 2003 to Key Officer Compensation Agreement dated January 1, 2000 between the Bank and Ronald L. Thigpen. (Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)*

10.6	Second Amendment dated December 31, 2008 to Key Officer Compensation Agreement dated January 1, 2000 between the Bank and Ronald L. Thigpen*

10.7	2006 Long-term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)*

10.8	Form of incentive stock option agreement under the 2006 Long-term Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)*

10.9	Form of non-qualified stock option agreement under the 2006 Long-term Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)*

10.10	2000 Long Term Incentive Plan (Incorporated by reference to Appendix A to the Company’s definitive Proxy Statement, filed on March 29, 2001.)*

10.11	Form of option agreement under 2000 Long Term Incentive Plan. (Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.)*

10.12	1997 Long-term Incentive Plan. (Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.)*

10.13	Form of stock appreciation rights agreement under 1997 Long-term Incentive Plan. (Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.)*

10.14	Non-Qualified Defined Benefit Plan dated October 1, 2000. (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.)*

10.15	Salary Continuation Agreement dated October 1, 2000 between the Company, the Bank and R. Daniel Blanton. (Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.)*

10.16	First Amendment dated as of October 15, 2003 to Salary Continuation Agreement dated October 1, 2000 between the Company, the Bank and R. Daniel Blanton. (Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)*

10.17	Salary continuation agreement dated October 15, 2003 between the Company, the Bank and Ronald L. Thigpen. (Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.)*

10.18	Supplemental Executive Retirement Benefits Agreement dated December 31, 2008 between the Bank and R. Daniel Blanton*

10.19	Supplemental Executive Retirement Benefits Agreement dated December 31, 2008 between the Bank and Ronald L. Thigpen*

10.20	Supplemental Executive Retirement Benefits Agreement dated December 31, 2008 between the Bank and Darrell R. Rains*

10.21	Employment Agreement dated April 30, 2007 between the Bank and Darrell R. Rains. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 4, 2007.)*

10.22	First Amendment dated December 31, 2008 to Employment Agreement dated April 30, 2007 between the Bank and Darrell R. Rains*

10.23	Southeastern Bank Financial Corporation Director Stock Purchase Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 27, 2007.)

14.1	Code of Ethics (Incorporated by reference to Exhibit 14.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.)

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification by the Chief Executive Officer (principal executive officer)

31.2	Certification by the Chief Financial Officer (principal financial officer)

32.1	Certification by the Chief Executive Officer and Chief Financial Officer

*	Denotes a management compensatory agreement or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHEASTERN BANK FINANCIAL CORPORATION
By:	/s/ Robert W. Pollard, Jr.
Robert W. Pollard, Jr.
Chairman of the Board

March 13, 2009
          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.
March 13, 2009

SIGNATURE	TITLE

/s/ Robert W. Pollard, Jr.	Chairman of the Board
Robert W. Pollard, Jr.	and Director

/s/ Edward G. Meybohm	Vice Chairman of the Board
Edward G. Meybohm	and Director

/s/ R. Daniel Blanton	President, Chief Executive Officer and Director
Daniel Blanton	(Principal Executive Officer)

/s/ Ronald L. Thigpen	Executive Vice President, Chief Operating Officer
Ronald L. Thigpen	and Director

/s/ Darrell R. Rains	Group Vice President and Chief Financial Officer
Darrell R. Rains	(Principal Financial Officer)

SIGNATURE	TITLE

/s/ William J. Badger	Director
William J. Badger

/s/ Warren A. Daniel	Director
Warren A. Daniel

/s/ Randolph R. Smith, M.D.	Director
Randolph R. Smith, M.D.

/s/ John W. Trulock, Jr.	Director
John W. Trulock, Jr.

/s/ Patrick D. Cunning	Director
Patrick D. Cunning

/s/ Larry S. Prather, Sr.	Director
Larry S. Prather, Sr.

/s/ W. Marshall Brown	Director
W. Marshall Brown

EXHIBIT INDEX

(a) Exhibits	Page

3.1	Articles of Incorporation of the Company

3.2	Bylaws of the Company (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.)

4.1	Indenture dated December 5, 2005 between the Company and U.S. Bank National Association (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 8, 2005.)

4.2	Indenture dated March 31, 2006 between the Company
and La Salle Bank National Association (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 6, 2006.)

10.1	Key Officer Compensation Agreement dated January 1, 2000 between the Bank & R. Daniel Blanton (Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)*

10.2	First Amendment dated October 15, 2003 to Key Officer Compensation Agreement dated January 1, 2000 between the Bank and R. Daniel Blanton. (Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)*

10.3	Second Amendment dated December 31, 2008 to Key Officer Compensation Agreement dated January 1, 2000 between the Bank and R. Daniel Blanton*

10.4	Key Officer Compensation Agreement dated January 1, 2000 between the Bank & Ronald L. Thigpen (Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)*

10.5	First Amendment dated October 15, 2003 to Key Officer Compensation Agreement dated January 1, 2000 between the Bank and Ronald L. Thigpen. (Incorporated by reference to Exhibit 10.4 to the

Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)*

10.6	Second Amendment dated December 31, 2008 to Key Officer Compensation Agreement dated January 1, 2000 between the Bank and Ronald L. Thigpen*

10.7	2006 Long-term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)*

10.8	Form of incentive stock option agreement under the 2006 Long-term Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)*

10.9	Form of non-qualified stock option agreement under the 2006 Long-term Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)*

10.10	2000 Long Term Incentive Plan (Incorporated by reference to Appendix A to the Company’s definitive Proxy Statement, filed on March 29, 2001)*

10.11	Form of option agreement under 2000 Long Term Incentive Plan. (Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.)*

10.12	1997 Long-term Incentive Plan. (Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.)*

10.13	Form of stock appreciation rights agreement under 1997 Long-term Incentive Plan. (Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.)*

10.14	Non-Qualified Defined Benefit Plan dated October 1, 2000. (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.)*

10.15	Salary continuation agreement dated October 1, 2000 between the Company, the Bank and R. Daniel Blanton. (Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.)*

10.16	First Amendment dated as of October 15, 2003 to Salary Continuation Agreement dated October 1, 2000 between the Company, the Bank and R. Daniel Blanton. (Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)*

10.17	Salary continuation agreement dated October 15, 2003 between the Company, the Bank and Ronald L. Thigpen. (Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.)*

10.18	Supplemental Executive Retirement Benefits Agreement dated December 31, 2008 between the Bank and R. Daniel Blanton*

10.19	Supplemental Executive Retirement Benefits Agreement dated December 31, 2008 between the Bank and Ronald L. Thigpen*

10.20	Supplemental Executive Retirement Benefits Agreement dated December 31, 2008 between the Bank and Darrell R. Rains*

10.21	Employment Agreement dated April 30, 2007 between the Bank and Darrell R. Rains. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 4, 2007.)*

10.22	First Amendment dated December 31, 2008 to Employment Agreement dated April 30, 2007 between the Bank and Darrell R. Rains*

10.23	Southeastern Bank Financial Corporation Director Stock Purchase Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 27, 2007).

14.1	Code of Ethics (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003)

21.1	Subsidiaries of the Company	137

23.1	Consent of Independent Registered Public Accounting Firm	138

31.1	Certification by the Chief Executive Officer (principal executive officer)	139

31.2	Certification by the Chief Financial Officer (principal financial officer)	141

32.1	Certification by the Chief Executive Officer and Chief Financial Officer	143

* Denotes a management compensatory agreement or arrangement.