Form 10-Q
period 2009-03-31
Southeastern Bank Financial CORP
filed 2009-05-11
CIK 880116

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009.
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
Indicate by check mark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the issuer is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
5,988,237 shares of common stock, $3.00 par value per share, outstanding as of April 30, 2009.

SOUTHEASTERN BANK FINANCIAL CORPORATION
FORM 10-Q
INDEX

*	No information submitted under this caption.

PART I
FINANCIAL INFORMATION
SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	March 31,	December 31,
	2009	2008
	(Unaudited)
Assets
Cash and due from banks	$33,763	$24,860
Federal funds sold	61,664	9,780
Interest-bearing deposits in other banks	23,949	3,128

Cash and cash equivalents	119,376	37,768

Investment securities
Available-for-sale	300,295	299,339
Held-to-maturity, at cost (fair values of $676 and $698, respectively)	689	689

Loans held for sale	20,809	18,955

Loans	976,838	986,831
Less allowance for loan losses	(15,186)	(14,742)

Loans, net	961,652	972,089

Premises and equipment, net	33,254	33,960
Accrued interest receivable	6,343	7,085
Bank-owned life insurance	17,548	17,368
Restricted equity securities	6,390	6,571
Other real estate owned	6,990	5,734
Other assets	11,336	11,481

	$1,484,682	$1,411,039

Deposits
Noninterest-bearing	$117,921	$111,291
Interest-bearing:
NOW accounts	181,130	166,561
Savings	271,987	247,249
Money management accounts	46,335	50,404
Time deposits over $100	428,636	385,439
Other time deposits	180,674	178,608

	1,226,683	1,139,552

Federal funds purchased and securities sold under repurchase agreements	48,764	62,553
Advances from Federal Home Loan Bank	84,000	84,000
Other borrowed funds	900	—
Accrued interest payable and other liabilities	9,406	10,283
Subordinated debentures	20,000	20,000

Total liabilities	1,389,753	1,316,388

Stockholders’ equity:
Common stock, $3.00 par value; 10,000,000 shares authorized; 5,988,087 and 5,987,674 shares issued in 2009 and 2008, respectively; 5,987,785 and 5,987,674 shares outstanding in 2009 and 2008, respectively	17,964	17,963
Preferred stock, no par value; 10,000,000 shares authorized; 0 shares outstanding in 2009 and 2008, respectively	—	—
Additional paid-in capital	55,242	55,189
Retained earnings	20,733	21,455
Treasury stock, at cost; 302 and 0 shares in 2009 and 2008, respectively	(5)	—
Accumulated other comprehensive income, net	995	44

Total stockholders’ equity	94,929	94,651

	$1,484,682	$1,411,039

See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
(Dollars in thousands, except share data)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Interest income:
Loans, including fees	$13,805	$16,393
Investment securities	4,074	3,261
Federal funds sold	24	91
Interest-bearing deposits in other banks	4	6

Total interest income	17,907	19,751

Interest expense:
Deposits	6,801	7,877
Federal funds purchased and securities sold under repurchase agreements	111	540
Other borrowings	896	1,069

Total interest expense	7,808	9,486

Net interest income	10,099	10,265

Provision for loan losses	4,749	1,271

Net interest income after provision for loan losses	5,350	8,994

Noninterest income:
Service charges and fees on deposits	1,641	1,670
Gain on sales of loans	2,237	1,260
Gain on sale of fixed assets	26	3
Investment securities (losses) gains, net	(164)	38
Retail investment income	209	289
Trust service fees	253	286
Increase in cash surrender value of bank-owned life insurance	180	164
Miscellaneous income	163	221

Total noninterest income	4,545	3,931

Noninterest expense:
Salaries and other personnel expense	5,658	5,171
Occupancy expenses	1,141	1,026
Other operating expenses	3,034	2,724

Total noninterest expense	9,833	8,921

Income before income taxes	62	4,004

Income tax expense	6	1,369

Net income	$56	$2,635

Basic net income per share	$0.01	$0.45

Diluted net income per share	$0.01	$0.44

Weighted average common shares outstanding	5,987,948	5,958,963

Weighted average number of common and common equivalent shares outstanding	5,998,578	6,015,301

See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$56	$2,635
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	671	537
Deferred income tax benefit	—	(393)
Provision for loan losses	4,749	1,271
Net investment securities losses (gains)	164	(38)
Net accretion of discount on investment securities	(161)	(20)
Increase in CSV of bank owned life insurance	(180)	(164)
Stock options compensation cost	47	51
Gain on disposal of premises and equipment	(26)	(3)
Loss on the sale of other real estate	112	—
Gain on sales of loans	(2,237)	(1,260)
Real estate loans originated for sale	(103,376)	(64,977)
Proceeds from sales of real estate loans	103,759	57,902
Decrease in accrued interest receivable	742	633
Increase in other assets	(462)	(225)
(Decrease) increase in accrued interest payable and other liabilities	(877)	871

Net cash provided (used) by operating activities	2,981	(3,180)

Cash flows from investing activities:
Proceeds from sales of available for sale securities	15,874	3,950
Proceeds from maturities of available for sale securities	44,161	26,583
Purchase of available for sale securities	(58,904)	(38,241)
Purchase of restricted equity securities	(352)	(755)
Net decrease (increase) in loans	3,078	(36,623)
Additions to premises and equipment	(188)	(1,157)
Proceeds from sale of other real estate	1,241	—
Proceeds from sale of premises and equipment	250	54

Net cash provided (used) in investing activities	5,160	(46,189)

Cash flows from financing activities:
Net increase in deposits	87,131	63,795
Net decrease in federal funds purchased and securities sold under repurchase agreements	(13,789)	(18,896)
Advances from Federal Home Loan Bank	—	10,000
Proceeds from other borrowed funds	900	200
Purchase of treasury stock	(5)	(437)
Payment of cash dividends	(778)	(704)
Proceeds from stock options exercised	—	129
Proceeds from Directors’ stock purchase plan	8	13

Net cash provided by financing activities	73,467	54,100

Net increase in cash and cash equivalents	$81,608	$4,731

Cash and cash equivalents at beginning of period	37,768	25,057

Cash and cash equivalents at end of period	$119,376	$29,788

Supplemental disclosures of cash paid during the period for:
Interest	$8,582	$10,117

Income taxes	$10	$—

Supplemental information on noncash investing activities:
Loans transferred to other real estate	$2,609	$412

See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2009
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
The financial statements for the three months ended March 31, 2009 and 2008 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.
In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations and cash flows for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results of operations which the Company may achieve for the entire year.
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
At March 31, 2009, the fair values of nine available-for-sale securities totaling $11,281 were measured using discounted cash flows (Level 3 inputs). These securities, which include six subordinated debentures issued by financial institutions and three collateralized mortgage obligations, were measured using Level 3 inputs because the market for them has become illiquid, as indicated by few, if any, trades during the first quarter. Five of these securities, which included two subordinated debentures totaling $3,363 and three collateralized mortgage obligations totaling $2,781, were measured in prior quarters using Level 2 inputs. The discount rates used in the valuation model were based on current spreads to U.S. Treasury rates of long-term corporate debt obligations with maturities and risk characteristics similar to the subordinated debentures and collateralized mortgage obligations being measured. An additional adjustment to the discount rate for illiquidity in the market for subordinated debentures and collateralized mortgage obligations was not considered necessary based on the illiquidity premium already present in the spreads used to estimate the discount rate.
All of the subordinated debentures are rated Investment Grade by Moody’s, Standard & Poor’s and Fitch. The three collateralized mortgage obligations have been rated Speculative by at least one of these rating agencies. As with our other investment securities, we expect the fair value of these securities to recover as liquidity returns to the market and we have the ability and intent to hold the securities during the recovery period.

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
Assets and Liabilities Measured on a Recurring Basis
The tables below present the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as of March 31, 2009 and December 31, 2008:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Available-for-sale securities	$300,295	$24	$288,990	$11,281

Tax credits	494	—	—	494

Held-to-maturity securities	676	—	676	—

Total	$301,465	$24	$289,666	$11,775

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Available-for-sale securities	$299,339	$46	$295,163	$4,130

Tax credits	515	—	—	515

Held-to-maturity securities	698	—	698	—

Total	$300,552	$46	$295,861	$4,645

The tables below present a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended March 31, 2009 and March 31, 2008:
Fair Value Measurements Using Significant Unobservable Inputs
(Level 3)

		Available-for-sale
	Tax credits	Securities	Total

Beginning balance, January 1, 2009	$515	$4,130	$4,645

Total gains or losses (realized/unrealized)
Included in earnings
Amortization of tax credit investment	(21)	—	(21)
Included in other comprehensive income	—	1,007	1,007
Transfers in and/or out of Level 3	—	6,144	6,144

Ending balance, M arch 31, 2009	$494	$11,281	$11,775

Fair Value Measurements Using Significant Unobservable Inputs
(Level 3)

		Available-for-sale
	Tax credits	Securities	Total

Beginning balance, January 1, 2008	$594	$—	$594

Total gains or losses (realized/unrealized)
Included in earnings
Amortization of tax credit investment	(20)	—	(20)
Included in other comprehensive income	—	—	—
Transfers in and/or out of Level 3	—	—	—

Ending balance, March 31, 2008	$574	$—	$574

Assets and Liabilities Measured on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2009 and December 31, 2008 are summarized below:

Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Imp aired loans	$19,566	—	—	$19,566
Other real estate owned	6,990	—	—	6,990

Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	$14,743	—	—	$14,743
Other real estate owned	5,734	—	—	5,734
The following represents impairment charges recognized during the period:
Impaired loans, which are measured for impairment using the fair value of collateral for collateral-dependent loans, had a carrying amount of $22,056, with a valuation allowance of $2,490.
Other real estate owned, which is carried at lower of cost or fair value, was written down to fair value of $6,990.
In April 2009, the FASB issued Staff Position (FSP) No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends existing guidance for determining whether impairment is other-than-temporary for debt securities. The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, the FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company plans to adopt this FSP in the second quarter, however, does not expect the adoption to have a material effect on the results of operations or financial position.
In April 2009, the FASB issued Staff Position (FSP) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The FSP also requires increased disclosures. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The Company plans to adopt this FSP in the second quarter, however, does not expect the adoption to have a material effect on the results of operations or financial position.

In April 2009, the FASB issued Staff Position (FSP) No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company plans to adopt this FSP in the second quarter.
Note 3 — Comprehensive Income
Other comprehensive income for the Company consists of changes in net unrealized gains and losses on investment securities available for sale. Net income of $56 coupled with a $951 change in other comprehensive income for the quarter resulted in total comprehensive income of $1,007 for the three months ended March 31, 2009 compared to total comprehensive income of $3,538 for the three months ended March 31, 2008.
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
On January 21, 2009, the Company declared a quarterly cash dividend of $0.13 per share on outstanding shares. The dividend was paid on February 18, 2009 to shareholders of record as of February 5, 2009.
The Company suspended the payment of quarterly cash dividends on the company’s common stock effective April 24, 2009. The Company considered the action prudent in order to maintain its capital position in the current state of the economy. The suspension of the dividend will conserve approximately $3.2 million of capital per year. The Company plans to reinstate the dividend payment at an appropriate time once economic conditions improve and stabilize.

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
Note 6 — Participation in the Treasury Capital Purchase Program
On October 3, 2008, Congress passed the Emergency Economic Stabilization Act of 2008 (EESA), which provides the U. S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. One of the provisions resulting from the Act is the Treasury Capital Purchase Program (CPP), which provides direct equity investment of perpetual preferred stock by the Treasury in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. The Company applied for but withdrew its application for a capital investment from the United States Department of the Treasury under the Troubled Assets Relief Program (“TARP”) Capital Purchase Program. The Company is currently evaluating other sources of capital.
Note 7 — Subsequent Event Receivership of Silverton Bank, National Association
On May 1, 2009, Silverton Bank, N.A. was closed by the Office of the Comptroller of the Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”). The FDIC created a bridge bank to take over the operations of Silverton Bank. The creation of the bridge bank allows former client banks of Silverton Bank to transition their correspondent banking needs to other providers. The Company has used Silverton Bank to provide certain correspondent services to the Bank and Thrift. Effective May 1, the Bank and Thrift moved the majority of its operational correspondent services to Federal Reserve Financial Services. Further, the Bank and the Thrift continue to have federal funds purchased accommodation with the bridge bank in the amount of $16,700 and $4,600 respectively until July 29, 2009. Management is evaluating its alternatives regarding these lines of credit.
In addition, the Company holds investments in the common stock and senior debt of Silverton Bank’s holding company, Silverton Financial Services, Inc. Based on Silverton Bank being placed into receivership, the Company concluded that its investment in the securities of Silverton Financial Services, Inc. were impaired and accordingly recorded an estimated other-than-temporary-impairment charge of $908.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollar amounts are expressed in thousands unless otherwise noted)
Overview
Southeastern Bank Financial Corporation (the “Company”) operates two wholly-owned subsidiaries in the Augusta-Richmond County, GA-SC metropolitan area. Georgia Bank & Trust Company (the “Bank”) was organized by a group of local citizens and commenced business on August 28, 1989, with one branch location. Today, it is Augusta’s largest community banking company operating nine full service branches in Augusta, Martinez, and Evans, Georgia and one branch in Athens, Georgia. Mortgage origination offices are located in Augusta, Savannah and Athens, Georgia. SB&T Capital Corporation (the “LPO”) a wholly-owned subsidiary of the Bank, was organized on August 16, 2007 and opened an office in Greenville, South Carolina. Southern Bank & Trust (the “Thrift”), a federally chartered thrift, was organized by the Company during 2005 and 2006 and opened its main office on September 12, 2006. Today it operates three full service branches in North Augusta and Aiken, South Carolina. The Company’s Operations Center is located in Martinez, Georgia and services both subsidiaries.
The Company’s primary market includes Richmond and Columbia Counties in Georgia and Aiken County in South Carolina, all part of the Augusta-Richmond County, GA-SC metropolitan statistical area (MSA). The 2007 population of the Augusta-Richmond County, GA-SA MSA was 528,519, the second largest in Georgia and fourth largest in South Carolina. The Augusta market area has a diversified economy based principally on government, public utilities, health care, manufacturing, construction, and wholesale and retail trade. Augusta is one of the leading medical centers in the Southeast. The Company entered the Athens, GA market in December 2005. The 2007 population for the Athens-Clarke County, GA MSA was 187,405, ranked fifth in the state of Georgia. The Athens market area has a diversified economy based primarily on government, retail services, tourism, manufacturing, other services, and health care, with the largest share of government jobs in the state. In August 2007, the Company entered the Greenville, SC market. The 2007 population for the Greenville-Mauldin-Easley, SC MSA was 613,828, ranked third in the state of South Carolina. The Greenville market area has a diversified economy based primarily on government, manufacturing, construction, retail services, and health care.
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

The Company’s primary source of income is from its lending activities followed by interest income from its investment activities, service charges and fees on deposits, and gain on sales of mortgage loans in the secondary market. Interest income on loans decreased during the first three months of 2009 as compared to the first three months of 2008 due to lower interest rates and increased levels of loans placed on nonaccrual offset in part by increased volumes. Interest income on investment securities increased primarily due to increased volumes as well as slightly higher yields over 2008. The yield on the investment portfolio increased slightly due to the accretion of discount on certain agency securities called during the quarter. Service charges and fees on deposits decreased as a result of decreases in NSF income on both retail and business checking accounts due primarily to decreased economic activity and was partially offset by increases in ATM/Debit card income. Declining mortgage rates and a significant increase in mortgage refinancing activity resulted in an increase in gain on sales of loans for the first three months of 2009 as compared to the same period in 2008. Investment securities (losses) gains decreased due to a $908 impairment charge related to investments in the common stock and trust preferred securities of Silverton Financial Services, Inc., parent holding company of Silverton Bank, N.A., which was placed in receivership on May 1, 2009.
Table 1 — Selected Financial Data

	March 31,	December 31,	December 31,
	2009	2008	2004
	(Dollars in thousands)
Assets	$1,484,682	$1,411,039	$706,517
Loans	997,647	1,005,786	494,170
Deposits	1,226,683	1,139,552	556,785

Annualized return on average total assets	0.02%	0.57%	1.29%
Annualized return on average equity	0.24%	8.48%	15.50%
The Company continues to experience growth although at a slower rate as evidenced in Table 1 above. The Company has also achieved increases in deposits and continues to provide returns on assets and equity although on a reduced level as noted in the table above. Annualized return on average total assets and annualized return on average equity have declined recently due primarily to increased levels of non-performing assets which have resulted in higher loan loss provisions. Net income for the year ended 2004 was $8.7 million compared to net income of $7.6 million at year end 2008. Net income for the three months ended March 31, 2009 was $56 thousand compared to $2.6 million for the same period in 2008. Current market conditions along with increases to the provision for loan losses and impairment charges had a significant affect on net income for the quarter. The Company has paid cash dividends of $0.13 per share each quarter since 2004 but has elected to suspend dividends effective April 24, 2009 to conserve capital.

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

Performance Overview
The Company’s net income for the first quarter of 2009 was $56, which was a decrease of $2,579 (97.9%) compared to net income of $2,635 for the first quarter of 2008. Diluted net income per share for the three months ended March 31, 2009 was $0.01 compared to $0.44 for the three months ended March 31, 2008. The decrease in net income for the three months ended March 31, 2009 as compared with the three months ended March 31, 2008, was primarily a result of increases in the provision for loan losses due to increased levels of nonperforming assets and an impairment loss on certain investments related to Silverton Financial Services. Interest income on loans decreased due to lower interest rates and increased levels of nonaccrual loans somewhat offset by increased volumes. Interest income on investment securities increased due to increased volumes and higher yields. Interest expense on deposits, securities sold under repurchase agreements and other borrowings decreased as a result of lower interest rates offset in part by higher volumes of interest bearing liabilities.
Factors contributing to the increase in noninterest income for the three months ended March 31, 2009, were increases in gain on sales of loans somewhat offset by a decrease in net investment securities gains, retail investment income, trust service fees and service charges and fees on deposits. Gain on sales of loans increased substantially as mortgage rates declined and mortgage refinancing activity increased. Investment securities gains decreased $202 over 2008 primarily due to an impairment charge for the investment in Silverton Financial Services, and were somewhat offset by the Company taking advantage of favorable market conditions to liquidate and reinvest certain US Agency securities. Service charges and fees on deposits decreased primarily due to decreases in NSF income. The decline in NSF income was primarily due to reduced consumer activity. Noninterest expense increased during the three months ended March 31, 2009 compared to the same period ended March 31, 2008, primarily due to increases in salaries due to increased commissions paid on mortgage production, occupancy expense related to Company growth and increased accruals for FDIC deposit insurance.
Table 2 — Selected Balance Sheet Data

	March 31,	December 31,	Variance
	2009	2008	Amount	%
	(Dollars in thousands)
Cash, due from banks and interest-bearing deposits	$57,712	$27,988	$29,724	106.2%
Federal funds sold	61,664	9,780	51,884	530.5%
Investment securities	300,984	300,028	956	0.3%
Loans	997,647	1,005,786	(8,139)	(0.8%)
Assets	1,484,682	1,411,039	73,643	5.2%
Deposits	1,226,683	1,139,552	87,131	7.6%
Securities sold under repurchase agreements	48,764	62,553	(13,789)	(22.0%)
Advances from Federal Home Loan Bank	84,000	84,000	0	0.0%
Liabilities	1,389,753	1,316,388	73,365	5.6%
Stockholders’ equity	94,929	94,651	278	0.3%

Table 2 highlights significant changes in the balance sheet at March 31, 2009 as compared to December 31, 2008. Assets increased $73,643, primarily the result of higher balances in cash, due from banks, interest-bearing deposits and fed funds sold which increased $81,608. Management increased the level of liquid funds in light of current economic conditions and volatility in the banking industry. Gross loans decreased $8,139 due primarily to decreased demand resulting from the slowing economy. The decreased demand caused normal principal repayments to exceed the originations of new loans during the quarter. In addition, loans decreased due to real estate acquired through foreclosure which increased $1,256. The increase in assets was funded by an increase in deposits of $87,131, somewhat offset by decreases in securities sold under repurchase agreements of $13,789.
The annualized return on average assets for the Company was 0.02% for the three months ended March 31, 2009, compared to 0.86% for the same period last year. While total assets have increased $73,643 since March 31, 2008, net income has decreased $2,579 resulting in a decrease in ROA.
The annualized return on average stockholders’ equity was 0.24% for the three months ended March 31, 2009, compared to 11.57% for the same period last year. The decrease is primarily attributable to the decrease in net income.
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

Table 3 — Average Balances, Income and Expenses, Yields and Rates

	Three Months Ended March 31, 2009			Three Months Ended March 31, 2008
		Annualized			Annualized
		Average	Amount		Average	Amount
	Average	Yield or	Paid or	Average	Yield or	Paid or
	Amount	Rate	Earned	Amount	Rate	Earned
	(Dollars in thousands)
Interest-earning assets:
Loans	$1,000,570	5.54%	$13,805	$896,500	7.26%	$16,393
Investment securities	295,419	5.52%	4,074	248,618	5.25%	3,261
Federal funds sold	55,401	0.18%	24	14,977	2.43%	91
Interest-bearing deposits in other banks	6,029	0.27%	4	500	4.60%	6

Total interest-earning assets	$1,357,419	5.29%	$17,907	$1,160,595	6.77%	$19,751

Interest-bearing liabilities:
Deposits	$1,077,012	2.56%	$6,801	$874,421	3.61%	$7,877
Federal funds purchased / securities sold under repurchase agreements	55,476	0.81%	111	64,306	3.37%	540
Other borrowings	104,547	3.48%	896	86,511	4.96%	1,069

Total interest-bearing liabilities	$1,237,035	2.56%	$7,808	$1,025,238	3.71%	$9,486

Net interest margin/income:		2.96%	$10,099		3.49%	$10,265

Net interest income decreased $166 (1.62%) during the three month period as compared to the same period in 2008. Loan interest income decreased $2,588 in the three month period as a result of decreasing interest rates and increased levels of nonaccrual loans offset in part by growth in account balances. Deposit interest expense decreased $1,076 in the three month period as a result of decreasing interest rates offset in part by the continued growth of account balances. The annual average balance for loans was $1,000,570 at March 31, 2009 with an annualized average yield of 5.54% compared to $896,500 at March 31, 2008 with an annualized average yield of 7.26%. Loan yields were impacted by decreases in market interest rates as well as increased levels of nonaccrual loans. Since March 31, 2008 the federal funds target rate declined from 2.25% to 0.25% which resulted in a decrease of 2.00% in the Bank’s prime rate from 5.25% to 3.25%. In addition, nonaccrual loans increased $11,099 from December 2008 and resulted in the reversal of $661 in interest income which reduced the average loan yield by approximately 7 basis points. Interest-bearing deposits had an annual average balance of $1,077,012 with an annualized average rate of 2.56% at March 31, 2009 compared to $874,421 and 3.61% at March 31, 2008. Other contributing factors during the three month period included increases in interest income on investment securities and decreases in interest expense on securities sold under repurchase agreements.
The Company’s net interest margin for the three months ended March 31, 2009 decreased 53 basis points to 2.96% as compared to 3.49% for the three months ended March 31, 2008. This decrease in the net interest margin for the first quarter was impacted by increased levels of nonaccrual loans which resulted in the reversal of $661 in interest income. This trend of increasing nonaccrual loans and the resultant impact on net interest income could continue as long as regional and national economic trends remain negative. The rate for earning assets decreased 148 basis points for the three month period with lower average yields on loans and federal funds sold accounting for most of the decrease. The cost to fund earning assets decreased 115 basis points for the three month period primarily due to lower rates on deposits and securities sold under repurchase agreements.

Noninterest Income
Table 4 — Noninterest Income

	Three Months Ended
	March 31,		Variance
	2009	2008	Amount	%
	(Dollars in thousands)
Service charges and fees on deposits	$1,641	$1,670	$(29)	(1.7%)
Gain on sales of loans	2,237	1,260	977	77.5%
Gain on sale of fixed assets	26	3	23	766.7%
Investment securities (losses) gains, net	(164)	38	(202)	(531.6%)
Retail investment income	209	289	(80)	(27.7%)
Trust services fees	253	286	(33)	(11.5%)
Increase in cash surrender value of bank-owned life insurance	180	164	16	9.8%
Miscellaneous income	163	221	(58)	(26.2%)

Total noninterest income	$4,545	$3,931	$614	15.6%

Noninterest income increased $614 (15.6%) during the three month period as compared to the same period in 2008. The most significant changes for the three month period were an increase in gain on sales of loans somewhat offset by decreases in net investment securities gains (losses), retail investment income, trust services fees and service charges and fees on deposits. The increased gain on sales of loans was due to a significant increase in refinancing volume. Net investment securities gains were down in 2009 as compared to 2008 due primarily to the impairment loss on the common stock and trust preferred securities of Silverton Financial Services, Inc., parent holding company of Silverton Bank, N.A. Silverton Bank was placed in receivership on May 1, 2009, and other-than-temporary-impairment losses associated with our Silverton holdings totaled approximately $908, and were somewhat offset by the sale of certain US Agency securities which generated approximately $765 in gains.

Noninterest Expense
Table 5 — Noninterest Expense

	Three Months Ended
	March 31,		Variance
	2009	2008	Amount	%
	(Dollars in thousands)
Salaries and other personnel expense	$5,658	$5,171	$487	9.4%
Occupancy expenses	1,141	1,026	115	11.2%
Other operating expenses	3,034	2,724	310	11.4%

Total noninterest expense	$9,833	$8,921	$912	10.2%

Noninterest expense increased $912 (10.2%) during the three-month period.
Salaries and other personnel expenses:
Salaries and other personnel expense increased $487 (9.4%) for the first quarter 2009 as compared to the same period in 2008. This increase was primarily due to additional commission expense related to the increased level of mortgage originations and the addition of new personnel due to the Company’s growth.
Occupancy expenses:
Increases in occupancy expenses during the three month period were primarily due to increased depreciation expense as a result of the purchase of an upgraded mainframe computer and related software.
Other operating expenses:
Other operating expenses increased $310 (11.4%) for the three month period as compared to the same period in 2008. The increase was due primarily to increased accrual rates for FDIC insurance, expenses and loss on sale associated with real estate acquired through foreclosure offset in part by decreases in professional services.
Income Taxes
Income tax expense in the first quarter of 2009 totaled $6, a decrease of $1,364 (99.6%) over the first quarter of 2008. The effective tax rate for the three months ended March 31, 2009 and 2008 was 9.1% and 34.2%, respectively. The significant decrease in pretax income coupled with a higher proportion of nontaxable interest income resulted in a decrease in income tax expense and the effective income tax rate for the three month period.

Asset Quality
Table 6, which follows, shows the current and prior period amounts of non-performing assets. Non-performing assets were $52,870 at March 31, 2009, compared to $40,515 at December 31, 2008. Significant changes from December 2008 to March 2009 include a $1,256 increase in other real estate owned and an $11,099 increase in non-accrual loans. The ratio of non-performing assets to total loans and other real estate was 5.26% at March 31, 2009 compared to 4.01% at December 31, 2008. The control and monitoring of non-performing assets continues to be a priority of management.
The increase in non-performing assets is due primarily to an increase in impaired loans from several large loan relationships in the ADC category, which increased $6,601 during the first quarter. National economic conditions and real estate market conditions in several of the markets in which the Bank has outstanding loans contributed to the increase. These factors have combined to slow the rates of absorption for developers’ residential lots and builders’ completed homes. Significant portions of the overall level of impaired loans are in the Atlanta, Savannah and Athens markets. The following table provides selected asset quality information related to the acquisition development and construction loan portfolio as of March 31, 2009 and December 31, 2008.

	March 31,	December 31,
(Dollars in thousands)	2009	2008

Acquisition Development and Construction Loans	344,821	355,943

CSRA — primary market area
Period-end loans	262,749	266,156
FAS 114 Impaired loans	621	5,187
Classified/watch rated loans	19,258	9,879
Charge-offs % (annual)	0.05%	0.19%
FAS 114 allowance / Impaired loans	0.00%	0.00%
FAS 5 Allowance / Loans not impaired %	0.90%	0.67%
Allowance / Charge-offs	24.67	4.78

Savannah, Georgia
Period-end loans	25,666	28,300
FAS 114 Impaired loans	5,257	2,645
Classified/watch rated loans	6,365	5,060
Charge-offs % (annual)	2.82%	3.18%
FAS 114 allowance / Impaired loans	13.98%	6.62%
FAS 5 Allowance / Loans not impaired %	7.42%	4.20%
Allowance / Charge-offs	2.91	1.39

Athens, Georgia
Period-end loans	29,317	31,806
FAS 114 Impaired loans	15,584	8,772
Classified/watch rated loans	2,280	13,667
Charge-offs % (annual)	16.54%	1.78%
FAS 114 allowance / Impaired loans	8.53%	12.04%
FAS 5 Allowance / Loans not impaired %	10.57%	3.97%
Allowance / Charge-offs	0.57	2.55

ADC Participations — Georgia
Period-end loans	19,294	21,676
FAS 114 Impaired loans	12,794	10,637
Classified/watch rated loans	—	48
Charge-offs % (annual)	40.66%	8.88%
FAS 114 allowance / Impaired loans	2.27%	4.09%
FAS 5 Allowance / Loans not impaired %	1.51%	9.55%
Allowance / Charge-offs	0.05	0.77

ADC Participations — Florida
Period-end loans	7,795	8,005
FAS 114 Impaired loans	3,236	3,650
Classified/watch rated loans	704	704
Charge-offs % (annual)	21.24%	0.19%
FAS 114 allowance / Impaired loans	0.00%	11.34%
FAS 5 Allowance / Loans not impaired %	3.11%	4.27%
Allowance / Charge-offs	0.09	2.00

Total ADC Impaired Loans	37,492	30,891
Total ADC Classified/Watch Loans	28,607	29,358
There were no loans past due 90 days or more and still accruing at March 31, 2009 as compared to $7,298 at December 31, 2008.

Table 6 — Non-Performing Assets
(Dollars in thousands)

	March 31, 2009	December 31, 2008

Nonaccrual loans	$45,880	$34,781
Other real estate owned	6,990	5,734

Total non-performing assets	$52,870	$40,515

Loans past due 90 days or more and still accruing interest	$—	$7,298

Non-performing assets to total assets	3.56%	2.87%

Non-performing assets to total loans and ORE	5.26%	4.01%

Allowance for loan loss to total non-performing assets	28.72%	36.39%
Allowance for Loan Losses
The allowance for loan losses represents an allocation for the estimated amount of incurred losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with particular emphasis on impaired, non-accruing, past due, and other loans that management believes require special attention. The determination of the allowance for loan losses is considered a critical accounting estimate of the Company. See “Critical Accounting Estimates.”
When reviewing the allowance for loan losses, it is important to understand to whom the Company lends. The following table sets forth the composition of the Company’s loan portfolio as of March 31, 2009 and December 31, 2008.

Table 7 — Loan Portfolio Composition

	March 31, 2009		December 31, 2008
	Amount	%	Amount	%
	(Dollars in thousands)

Commercial financial and agricultural	$100,011	10.02%	$109,751	10.91%

Real estate
Commercial	273,578	27.42%	266,362	26.49%
Residential	214,283	21.48%	212,856	21.16%
Residential held for sale	20,809	2.09%	18,955	1.88%
Construction and development	356,815	35.77%	369,731	36.76%

Total real estate	865,485	86.75%	867,904	86.29%

Lease financing	0	0.00%	33	0.00%
Consumer
Direct	25,184	2.52%	24,272	2.41%
Indirect	3,075	0.31%	3,319	0.33%
Revolving	4,214	0.42%	905	0.09%

Total consumer	32,473	3.25%	28,496	2.83%

Deferred loan origination fees	(322)	-0.03%	(398)	-0.03%

Total	$997,647	100.00%	$1,005,786	100.00%

At March 31, 2009, the loan portfolio is comprised of 86.75% real estate loans. Commercial, financial and agricultural loans comprise 10.02%, and consumer loans comprise 3.25% of the portfolio.
While the Company has 86.75% of its loan portfolio composed of real estate loans, this percentage is not significantly higher than in previous years. Commercial real estate comprises 27.42% of the loan portfolio and is primarily owner occupied properties where the operations of the commercial entity provide the necessary cash flow to service the debt. For this portion of real estate loan portfolio, repayment is not dependent upon the sale of the real estate held as collateral. Construction and development (35.77%) has been an increasingly important portion of the real estate loan portfolio. The Company carefully monitors the loans in this category since the repayment of these loans is generally dependent upon the sale of the real estate in the normal course of business and can be impacted by national and local economic conditions. New construction and absorption of existing real estate inventory in the Company’s primary market area of the Augusta-Richmond County, GA-SC MSA have slowed and prices have declined but less so than the national rate. The residential category, 21.48% of the portfolio, represents those loans that the Company chooses to maintain in its portfolio rather than selling into the secondary market for marketing and competitive reasons and commercial loans secured by residential real estate. The residential held for sale category, 2.09% of the portfolio, comprises loans that are in the process of being sold into the secondary market. In these loans, the credit has been approved by the investor and the interest rate locked so that the Company minimizes credit and interest rate risk with respect to these loans.

The Company has no large loan concentrations to individual borrowers. Unsecured loans at March 31, 2009 were $20.7 million. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may advise additions to the allowance based on their judgments about information available to them at the time of their examination. Such regulatory guidance is considered, and the Company may recognize additions to the allowance as a result.
Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management’s analysis of risk in the loan portfolio. Loans determined to be uncollectible are charged to the allowance for loan losses and subsequent recoveries are added to the allowance. A provision for losses in the amount of $4,749 was charged to expense for the quarter ended March 31, 2009 compared to $1,271 for the quarter ended March 31, 2008. The increase in provision for loan losses is primarily due to an increase in impaired loans and increased levels of classified/watch loans rated debt as well as management’s assessment of current economic environment. The increase in the allowance for loan losses as of March 31, 2009 as compared to March 31, 2008 is primarily due to increases in the allowance applicable to specific loans and increases to the allowance due to higher levels of classified and watch-rated debt as well as management’s assessment of current economic environment. Also impacting the allowance were charge-offs of $4,466 of which $3,804 or 85% are related to ADC (acquisition development and construction) loans. Of these charge-offs $2,375 or 53% are related to collateral dependent ADC loan participations, $1,212 or 27% are related to ADC loans in the Athens, Georgia market and $193 or 4% are related to ADC loans in the Savannah, Georgia market. The provision for loan losses exceeded charge-offs during the quarter which contributed to an increase in the ratio of allowance for loan losses to total loans as noted in the table below.
Table 8 — Allowance for Loan Losses
(Dollars in thousands)

	2009	2008
Beginning balance, January 1	$14,742	$11,800
Provision charged to expense	4,749	1,271
Recoveries	161	204
Loans charged off	(4,466)	(467)

Ending balance, March 31	$15,186	$12,808

Allowance for loan loss to total loans	1.52%	1.38%
At March 31, 2009 the ratio of allowance for loan losses to total loans was 1.52% compared to 1.38% at March 31, 2008. Management considers the current allowance for loan losses appropriate based upon its analysis of risk in the portfolio, although there can be no assurance that the assumptions underlying such analysis will continue to be correct.

Liquidity and Capital Resources
The Company has maintained adequate liquidity to meet operating and loan funding requirements despite current market conditions. The loan to deposit ratio at March 31, 2009 was 81.33% compared to 88.26% at December 31, 2008 and 91.25% at March 31, 2008. The decrease in the loan to deposit ratio from December 31, 2008 to March 31, 2009 reflects deposit growth at a higher rate than loan growth during the first three months of 2009. Deposits at March 31, 2009 and December 31, 2008 include $286,213 and $244,540 of brokered certificates of deposit, respectively. The Bank and the Thrift have also utilized borrowings from the Federal Home Loan Bank. They each maintain a line of credit with the Federal Home Loan Bank approximating 10% of their total assets. Federal Home Loan Bank advances are collateralized by eligible first mortgage loans, commercial real estate loans and investment securities. These borrowings totaled $84,000 at March 31, 2009. The Bank maintains repurchase lines of credit with SunTrust Robinson Humphrey, Atlanta, Georgia, for advances up to $20,000 of which no amounts were outstanding at March 31, 2009. The Bank has a federal funds purchased accommodation with Silverton Bridge Bank, Atlanta, Georgia, for advances up to $16,700 and with SunTrust Bank, Atlanta, Georgia for advances up to $10,000, while the Thrift has a federal funds purchased accommodation with Silverton Bridge Bank, Atlanta, Georgia, for advances up to $4,600. Effective May 1, 2009 Silverton Bank, N.A. was closed by the Office of the Comptroller of the Currency (OCC). The Federal Deposit Insurance Corporation (FDIC) created a bridge bank to take over the operations of Silverton Bank and the FDIC was appointed receiver. The bridge bank will continue operations and will honor the federal funds purchase lines until July 29, 2009. Management is currently evaluating its alternatives regarding these lines of credit. Additionally, liquidity needs can be satisfied by the structuring of the maturities of investment securities and the pricing and maturities on loans and deposits offered to customers. The Company also uses retail securities sold under repurchase agreements to fund growth. Retail securities sold under repurchase agreements were $48,764 at March 31, 2009.
Stockholders’ equity to total assets was 6.39% at March 31, 2009 compared to 6.71% at December 31, 2008 and 7.26% at March 31, 2008. The capital of the Company exceeded all required regulatory guidelines at March 31, 2009. The Company’s Tier 1 risk-based, total risk-based and leverage capital ratios were 10.34%, 11.60%, and 7.84%, respectively, at March 31, 2009. The following table reflects the current regulatory capital levels in more detail, including comparisons to the regulatory minimums.

Table 9 — Regulatory Capital Requirements
March 31, 2009
(Dollars in Thousands)

			Required for capital
	Actual		adequacy purposes		Excess
	Amount	Percent	Amount	Percent	Amount	Percent
Southeastern Bank Financial Corporation

Risk-based capital:
Tier 1 capital	$113,804	10.34%	44,005	4.00%	69,799	6.34%
Total capital	127,573	11.60%	88,010	8.00%	39,563	3.60%
Tier 1 leverage ratio	113,804	7.84%	58,080	4.00%	55,724	3.84%

Georgia Bank & Trust Company

Risk-based capital:
Tier 1 capital	$95,742	9.79%	39,109	4.00%	56,633	5.79%
Total capital	107,979	11.04%	78,218	8.00%	29,761	3.04%
Tier 1 leverage ratio	95,742	7.32%	58,863	4.50%	36,879	2.82%

Southern Bank & Trust

Risk-based capital:
Tier 1 capital	$13,953	11.43%	4,885	4.00%	9,068	7.43%
Total capital	15,482	12.68%	9,769	8.00%	5,713	4.68%
Tier 1 leverage ratio	13,953	9.34%	5,975	4.00%	7,978	5.34%
Georgia Bank & Trust Company is regulated by the Department of Banking and Finance of the State of Georgia (DBF). The DBF requires that state banks in Georgia generally maintain a minimum ratio of Tier 1 capital to total assets of four and one-half percent (4.50%).
Management is not aware of any other events or uncertainties that are reasonably likely to have a material effect on the Company’s liquidity, capital resources or operations.
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

Unfunded commitments to extend credit where contract amounts represent potential credit risk totaled $209,423 at March 31, 2009. These commitments are primarily at variable interest rates.
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
Table 10 — Commitments and Contractual Obligations

	Less than	1 – 3	3 – 5	More than
($ in thousands)	1 Year	Years	Years	5 Years
Lines of credit	$209,423	—	—	—
Lease agreements	364	594	159	87
Deposits	1,101,820	117,305	7,403	155
Securities sold under repurchase agreements	48,764	—	—	—
FHLB advances	27,000	32,000	—	25,000
Other borrowings	900	—	—	—

Total commitments and contractual obligations	$1,388,271	$149,899	$7,562	$25,242

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2009, there were no substantial changes in the interest rate sensitivity analysis or the sensitivity of market value of portfolio equity for various changes in interest rates calculated as of December 31, 2008. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company’s audited consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2008 included in the Company’s 2008 Annual Report on Form 10-K.
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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect its business, financial condition or future results. The risks described in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to management or that management currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table sets forth information regarding the Company’s purchases of its common stock on a monthly basis during the first quarter of 2009. All of the 302 shares repurchased during the first quarter were privately negotiated.

			Total Number of	Maximum Number (or
			Shares (or Units)	Appropriate Dollar Value ) of
	Total Number	Average	Purchased as Part of	Shares (or Units) Yet To Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the Plans
Period	Purchased	Per Share	Plans or Programs	or Programs
January 1 through January 31, 2009	—	—	25,831	74,169

February 1 through February 28, 2009	302	16.00	26,133	73,867

March 1 through March 31, 2009	—	—	26,133	73,867

Total	302	$16.00	26,133	73,867
On April 15, 2004, the Company announced the commencement of a stock repurchase program, pursuant to which it will, from time to time, repurchase up to 100,000 shares of its outstanding stock. The program does not have a stated expiration date. No stock repurchase programs were terminated during the first quarter of 2009.

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
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

SOUTHEASTERN BANK FINANCIAL CORPORATION
Date: May 11, 2009	By:	/s/ Darrell R. Rains
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