Form 10-Q
period 2009-06-30
Southeastern Bank Financial CORP
filed 2009-07-31
CIK 880116

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009.
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

Large accelerated filer ☐	Non-accelerated filer ☐	Accelerated filer ☑	Smaller reporting company ☐
(do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
6,672,118 shares of common stock, $3.00 par value per share, outstanding as of July 29, 2009.

SOUTHEASTERN BANK FINANCIAL CORPORATION
FORM 10-Q

*	No information submitted under this caption

PART I
FINANCIAL INFORMATION

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	June 30,	December 31,
	2009	2008
	(Unaudited)
Assets

Cash and due from banks	$91,490	$24,860
Federal funds sold	7,300	9,780
Interest-bearing deposits in other banks	25,407	3,128

Cash and cash equivalents	124,197	37,768

Investment securities
Available-for-sale	276,905	299,339
Held-to-maturity, at cost (fair values of $485 and $698, respectively)	490	689

Loans held for sale	23,975	18,955

Loans	957,727	986,831
Less allowance for loan losses	(16,031)	(14,742)

Loans, net	941,696	972,089

Premises and equipment, net	32,908	33,960
Accrued interest receivable	6,266	7,085
Bank-owned life insurance	22,762	17,368
Restricted equity securities	6,338	6,571
Other real estate owned	13,786	5,734
Other assets	12,552	11,481

	$1,461,875	$1,411,039

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	June 30,	December 31,
	2009	2008
	(Unaudited)
Liabilities and Stockholders’ Equity

Deposits
Noninterest-bearing	$116,805	$111,291
Interest-bearing:
NOW accounts	173,262	166,561
Savings	285,819	247,249
Money management accounts	42,858	50,404
Time deposits over $100	404,173	385,439
Other time deposits	168,360	178,608

	1,191,277	1,139,552

Federal funds purchased and securities sold under repurchase agreements	49,361	62,553
Advances from Federal Home Loan Bank	84,000	84,000
Other borrowed funds	700	—
Accrued interest payable and other liabilities	10,739	10,283
Subordinated debentures	22,947	20,000

Total liabilities	1,359,024	1,316,388

Stockholders’ equity:
Common stock, $3.00 par value; 10,000,000 shares authorized; 6,671,509 and 5,987,674 shares issued in 2009 and 2008, respectively; 6,671,509 and 5,987,674 shares outstanding in 2009 and 2008, respectively	20,014	17,963
Preferred stock, no par value; 10,000,000 shares authorized; 0 shares outstanding in 2009 and 2008, respectively	—	—
Additional paid-in capital	62,251	55,189
Retained earnings	21,370	21,455
Accumulated other comprehensive (loss) income, net	(784)	44

Total stockholders’ equity	102,851	94,651

	$1,461,875	$1,411,039

See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
(Dollars in thousands, except share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Interest income:
Loans, including fees	$14,206	$15,087	$28,010	$31,480
Investment securities	3,595	3,337	7,669	6,598
Federal funds sold	16	96	41	187
Interest-bearing deposits in other banks	18	6	22	12

Total interest income	17,835	18,526	35,742	38,277

Interest expense:
Deposits	6,009	7,166	12,810	15,042
Federal funds purchased and securities sold under repurchase agreements	95	324	206	864
Other borrowings	1,023	993	1,919	2,063

Total interest expense	7,127	8,483	14,935	17,969

Net interest income	10,708	10,043	20,807	20,308

Provision for loan losses	5,114	1,652	9,863	2,923

Net interest income after provision for loan losses	5,594	8,391	10,944	17,385

Noninterest income:
Service charges and fees on deposits	1,737	1,820	3,378	3,491
Gain on sales of loans	2,461	1,576	4,697	2,836
(Loss) gain on sale of fixed assets	(42)	5	(16)	8
Investment securities gains, net	1,101	30	1,312	68
Other-than-temporary impairment losses (less $572 recognized in other comprehensive income, before taxes)	(244)	—	(619)	—
Retail investment income	318	276	527	564
Trust service fees	245	299	498	584
Increase in cash surrender value of bank-owned life insurance	213	194	394	358
Miscellaneous income	123	252	286	473

Total noninterest income	5,912	4,452	10,457	8,382

Noninterest expense:
Salaries and other personnel expense	5,800	5,383	11,458	10,554
Occupancy expenses	1,140	1,005	2,281	2,030
Other operating expenses	3,868	2,877	6,903	5,601

Total noninterest expense	10,808	9,265	20,642	18,185

Income before income taxes	698	3,578	759	7,582

Income tax expense	61	1,170	66	2,539

Net income	$637	$2,408	$693	$5,043

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
(Dollars in thousands, except share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Basic net income per share	$0.10	$0.40	$0.11	$0.85

Diluted net income per share	$0.10	$0.40	$0.11	$0.84

Weighted average common shares outstanding	6,348,312	5,965,978	6,169,125	5,962,471

Weighted average number of common and common equivalent shares outstanding	6,354,344	6,020,119	6,177,569	6,021,581

See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$693	$5,043
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,336	1,094
Deferred income tax benefit	—	(1,003)
Provision for loan losses	9,863	2,923
Net investment securities gains	(693)	(68)
Net accretion of discount on investment securities	(90)	(88)
Increase in CSV of bank owned life insurance	(394)	(358)
Stock options compensation cost	94	102
Loss (gain) on disposal of premises and equipment	16	(8)
Loss on the sale of other real estate	291	4
Gain on sales of loans	(4,697)	(2,836)
Real estate loans originated for sale	(219,406)	(135,588)
Proceeds from sales of real estate loans	219,083	130,355
Decrease in accrued interest receivable	820	955
Increase in other assets	(545)	(363)
Increase (decrease) in accrued interest payable and other liabilities	456	(600)

Net cash provided (used) by operating activities	6,827	(436)

Cash flows from investing activities:
Proceeds from sales of available for sale securities	58,439	15,121
Proceeds from maturities of available for sale securities	90,467	50,234
Proceeds from maturities of held to maturity securities	203	765
Purchase of available for sale securities	(126,515)	(73,666)
Purchase of restricted equity securities	(299)	(1,341)
Net decrease (increase) in loans	9,225	(78,117)
Purchase of Bank-owned life insurance	(5,000)	—
Additions to premises and equipment	(570)	(3,989)
Proceeds from sale of other real estate	2,961	408
Proceeds from sale of premises and equipment	270	1,454

Net cash provided (used) in investing activities	29,181	(89,131)

Cash flows from financing activities:
Net increase in deposits	51,724	98,206
Net decrease in federal funds purchased and securities sold under repurchase agreements	(13,192)	(19,741)
Advances from Federal Home Loan Bank	—	22,000
Proceeds from subordinated debentures	2,947	—
Proceeds from other borrowed funds	700	—
Principal payments on other borrowed funds	—	(100)
Purchase of treasury stock	(5)	(437)
Proceeds from issuance of common stock	9,010	—
Payment of cash dividends	(778)	(1,414)
Proceeds from stock options exercised	—	179
Proceeds from Directors’ stock purchase plan	15	13

Net cash provided by financing activities	50,421	98,706

Net increase in cash and cash equivalents	$86,429	$9,139

Cash and cash equivalents at beginning of period	37,768	25,058

Cash and cash equivalents at end of period	$124,197	$34,197

Supplemental disclosures of cash paid during the period for:
Interest	$15,879	$18,635

Income taxes	$336	$3,640

Supplemental information on noncash investing activities:
Loans transferred to other real estate	$11,305	$412

See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2009
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
The financial statements for the three and six months ended June 30, 2009 and 2008 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.
In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations and cash flows for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results of operations which the Company may achieve for the entire year.
Some items in the prior period financial statements were reclassified to conform to the current presentation.

Note 2 — Recent Accounting Pronouncements
In April 2009, the FASB issued Staff Position (FSP) No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends existing guidance for determining whether impairment is other-than-temporary (OTTI) for debt securities. The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, the FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Through the period ended March 31, 2009, the Company recognized cumulative other-than-temporary impairment charges of $908 for various securities. The Company adopted the FSP effective April 1, 2009. As a result of implementing the new standard, the amount of OTTI recognized in income for the period was $119. Had the standard not been issued, the amount of OTTI that would have been recognized in income for the period would have been $691.
In April 2009, the FASB issued Staff Position (FSP) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The FSP also requires increased disclosures. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The adoption of this FSP at June 30, 2009 did not have a material impact on the results of operations or financial position.
In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009. The adoption of this FSP at June 30, 2009 did not have a material impact on the results of operations or financial position as it only required disclosures which are included in Note 4.

Note 3 — Investment Securities
The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio at June 30, 2009 and the corresponding amounts of unrealized gains and losses therein:

	June 30, 2009
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
	(Dollars in Thousands)
Available for sale
Mortgage backed securities
U.S. Agency MBS — residential	$103,114	2,355	(146)	105,323
U.S. Agency CMO	47,104	689	(204)	47,589
Other CMO	10,433	—	(965)	9,468

Total MBS	$160,651	3,044	(1,315)	162,380

Obligations of U.S. Government agencies	$77,181	295	(1,086)	76,390
Obligations of states and political subdivisions	24,400	237	(861)	23,776
Corporate bonds	15,943	119	(1,710)	14,352
Equity securities	14	—	(7)	7

	$278,189	3,695	(4,979)	276,905

Held to maturity
Obligations of states and political subdivisions	$490	1	(6)	485

	$490	1	(6)	485

The amortized cost and fair value of the investment securities portfolio excluding equity securities are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2009
	Amortized	Estimated
	cost	fair value
	Dollars in Thousands

Available for sale:
One year or less	$1,405	1,405
After one year through five years	8,053	7,988
After five years through ten years	44,013	43,646
After ten years	224,704	223,859

	$278,175	276,898

Held to maturity:
One year or less	180	181
After one year through five years	310	304

	490	485

The following table summarizes the investment securities with unrealized losses at June 30, 2009 by aggregated major security type and length of time in a continuous unrealized loss position:

			June 30, 2009
	Less than 12 months		12 months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
	(Dollars in Thousands)
Temporarily impaired
Mortgage backed securities
U.S. Agency MBS — residential	$14,803	146	—	—	14,803	146
U.S. Agency CMO	14,663	193	891	11	15,554	204
Other CMO	583	68	6,905	325	7,488	393

Total MBS	$30,049	407	7,796	336	37,845	743

Obligations of U.S. Government agencies	$47,084	1,086	—	—	47,084	1,086
Obligations of states and political subdivisions	6,838	211	7,248	650	14,086	861
Corporate bonds	3,293	405	8,473	1,305	11,766	1,710
Equity securities	7	7	—	—	7	7

	$87,271	2,116	23,517	2,291	110,788	4,407

Other-than-temporarily impaired
Mortgage backed securities
Other CMO	$—	—	1,981	572	1,981	572

Total temporarily impaired and other-than-temporarily impaired	$87,271	2,116	25,498	2,863	112,769	4,979

Proceeds from sales and calls of securities available for sale were $148,906 and $65,355 for the six months ended June 30, 2009 and 2008, respectively. Gross gains of $1,879 and $118 and gross losses of $569 and $65 were realized on these sales during 2009 and 2008, respectively.
Proceeds from sales and calls of securities available for sale were $88,871 and $34,822 for the three months ended June 30, 2009 and 2008, respectively. Gross gains of $1,114 and $51 and gross losses of $15 and $36 were realized on these sales during 2009 and 2008, respectively.
Other-Than-Temporary-Impairment
Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities classified as available for sale or held-to-maturity are generally evaluated for OTTI under Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. However, certain purchased beneficial interests, including non-agency mortgage-backed securities, asset-backed securities, and collateralized debt obligations, that had credit ratings at the time of purchase of below AA are evaluated using the model outlined in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transfer in Securitized Financial Assets.
In determining OTTI under the SFAS No. 115 model, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.
The second segment of the portfolio uses the OTTI guidance provided by EITF 99-20 that is specific to purchased beneficial interests that, on the purchase date, were rated below AA. Under the EITF 99-20 model, the Company compares the present value of the remaining cash flows as estimated at the preceding evaluation date to the current expected remaining cash flows. An OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.

When OTTI occurs under either model, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If an entity intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.
As of June 30, 2009, the Company’s security portfolio consisted of 247 securities, 95 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s mortgage-backed and corporate securities, as discussed below:
Mortgage-backed Securities
At June 30, 2009, approximately 92% of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2009.
The Company’s mortgage-backed securities portfolio also includes twelve non-agency collateralized mortgage obligations with a market value of $9,468 which had unrealized losses of approximately $965 at June 30, 2009. These non-agency securities were rated AAA at purchase and are not within the scope of EITF 99-20.
At June 30, 2009 four of these non-agency securities were rated below investment grade and a cash flow analysis was performed to evaluate OTTI. The assumptions used in the model include expected future default rates, loss severity and prepayments. The model also takes into account the structure of the security including credit support. Based on these assumptions the model calculates and projects the timing and amount of interest and principal payments expected for the security. In addition the model was used to “stress” each security, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the security could no longer fully support repayment. Upon completion of the June 30, 2009 analysis, our model indicated other-than-temporary impairment on two of these securities. These two securities had OTTI losses of $691, of which $119 was recorded as expense and $572 was recorded in other comprehensive income. These two securities remained classified as available for sale at June 30, 2009.

At June 30, 2009, the fair values of four collateralized mortgage obligations totaling $4,721 were measured using Level 3 inputs because the market for them has become illiquid, as indicated by few, if any, trades during the period. These securities were previously measured using Level 2 inputs. The discount rates used in the valuation model were based on a yield that the market would require for collateralized mortgage obligations with maturities and risk characteristics similar to the securities being measured.
Corporate Securities
The Company holds fifteen corporate securities to ten issuers totaling $14,352 with an unrealized loss of $1,710. The Company’s unrealized losses on corporate securities relate primarily to its investment in single issuer corporate and corporate trust preferred securities. At June 30, 2009 three of the corporate securities were rated Speculative and seven were rated Investment grade by at least one of the rating agencies, Moody’s, S&P and Fitch. Five of the securities to two issuers were not rated. None of the issuers were in default and all interest payments have been made as contracted. We considered several factors including the financial condition and near term prospects of the issuers and concluded that the decline in fair value was primarily attributable to temporary illiquidity and the financial crisis affecting these markets and not necessarily the expected cash flows of the individual securities. Because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2009.
At June 30, 2009, the fair values of twelve corporate securities totaling $10,065 were measured using discounted cash flows (Level 3 inputs) because the market for them has become illiquid, as indicated by few, if any, trades during the period. These securities, seven of which totaled $4,774 were previously measured using Level 2 inputs. The discount rates used in the valuation model were based on current spreads to U.S. Treasury rates of long-term corporate debt obligations with maturities and risk characteristics similar to the subordinated debentures being measured. An additional adjustment to the discount rate for illiquidity in the market for subordinated debentures was not considered necessary based on the illiquidity premium already present in the spreads used to estimate the discount rate.
In addition to the securities discussed above the Company had an investment in the senior debt of Silverton Financial Services, Inc. of $500 for which an estimated other-than-temporary impairment charge was taken of $375 in the first quarter of 2009. During the second quarter it became apparent that a buyer for the entity would not materialize and the remaining investment of $125 was written off.

The table below presents a rollforward of the credit losses recognized in earnings for the three month period ended June 30, 2009:

Beginning balance, April 1, 2009	$375
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	119
Additions/Subtractions
Amounts realized for securities sold during the period	—
Amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	—
Reductions for increase in cash flows expected to be collected that are recognized over the remaining life of the security	—
Increases to the amount related to the credit loss for which other-than-temporary was previously recognized	125

Ending balance, June 30, 2009	619

The following details the two mortgage backed securities and one single issuer corporate debt security with OTTI at June 30, 2009 and the related credit losses recognized in earnings:

	Silverton
	Financial
	Services, Inc	CMO 1	CMO 2	Total
	(dollars in thousands)
Amount of other-than temporary-impairment related to credit losses at April 1, 2009	$375	$—	$—	$375

Addition for credit losses recognized in earnings	125	57	62	244

Amount of other-than temporary-impairment related to credit losses at June 30, 2009	$500	$57	$62	$619

Further deterioration in economic conditions could cause the Company to record additional impairment charges related to credit losses of up to $2,553 which is the carrying amount of these securities.

The following table details the credit ratings and the total impairment loss related to “all other factors” recorded as a component of accumulated other comprehensive income for the Company’s mortgage backed securities.

		Estimated
	Amortized	Fair	Unrealized	Ratings as of June 30, 2009
(dollars in thousands)	cost	Value	Losses	S&P	Fitch	Moodys
Silverton Financial Services, Inc.	$—	$—	$—	NR	NR	NR
CMO 1	925	720	(205)	B*-	CCC	NR
CMO 2	1,628	1,260	(368)	AAA*-	NR	Caa2

Total	$2,553	$1,980	$(573)

Note 4 — Fair Value Measurements
SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair values:
Level 1 — Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.
Level 2 — Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.
Level 3 — Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.
The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:
Investment Securities : The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Discounted cash flows are calculated using spread to swap and LIBOR curves that are updated to incorporate loss severities, volatility, credit spread and optionality. During times when trading is more liquid, broker quotes are used (if available) to validate the model. Rating agency and industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into the calculations.

Impaired Loans : The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.
Investments in tax credits: The fair values for tax credits are measured on a recurring basis and are based upon total credits and deductions remaining to be allocated and total estimated credits and deductions to be allocated (Level 3 inputs).
Other Real Estate Owned : The fair value of other real estate owned is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Management may adjust the appraised value for estimated costs to sell. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.
Assets and Liabilities Measured on a Recurring Basis
The tables below present the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as of June 30, 2009 and December 31, 2008:

		Quoted
		Prices in
		Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Available-for-sale securities	$276,905	$16,675	$245,443	$14,787

Tax credits	474	—	—	474

Held-to-maturity securities	485	—	485	—

Total	$277,864	$16,675	$245,928	$15,261

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Available-for-sale securities	$299,339	$46	$295,163	$4,130

Tax credits	515	—	—	515

Held-to-maturity securities	698	—	698	—

Total	$300,552	$46	$295,861	$4,645

The tables below present a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended June 30, 2009 and June 30, 2008:
Fair Value Measurements Using Significant Unobservable Inputs
(Level 3)

		Available-for-sale
	Tax credits	Securities	Total
	(dollars in thousands)
Beginning balance, January 1, 2009	$515	$4,130	$4,645

Total gains or losses (realized/unrealized)
Included in earnings
Other-than-temporary impairment	—	(119)	(119)
Amortization of tax credit investment	(41)	—	(41)
Included in other comprehensive income	—	1,162	1,162
Transfers in and/or out of Level 3	—	9,614	9,614

Ending balance, June 30, 2009	$474	$14,787	$15,261

Fair Value Measurements Using Significant Unobservable Inputs
(Level 3)

		Available-for-sale
	Tax credits	Securities	Total
	(dollars in thousands)
Beginning balance, January 1, 2008	$594	$—	$594
Total gains or losses (realized/unrealized)
Included in earnings
Other-than-temporary impairment	—	—	—
Amortization of tax credit investment	(41)	—	(41)
Included in other comprehensive income	—	—	—
Transfers in and/or out of Level 3	—	—	—

Ending balance, June 30, 2008	$553	$—	$553

Assets and Liabilities Measured on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2009 and December 31, 2008 are summarized below:

Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Assets:
Impaired loans	$14,007	—	—	$14,007
Other real estate owned	13,786	—	—	13,786

Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Assets:
Impaired loans	$14,743	—	—	$14,743
Other real estate owned	5,734	—	—	5,734

The following represents impairment charges recognized during the period:
Impaired loans, which are measured for impairment using the fair value of collateral for collateral-dependent loans, had a carrying amount of $17,177, with a valuation allowance of $3,170, resulting in an additional provision for loan losses of $3,119 during second quarter.
Other real estate owned, which is carried at lower of cost or fair value, was $13,786.
SFAS No. 107 requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument.
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
The fair values of investment securities are determined as discussed above.
(c)	Loans

The fair value of loans is calculated using discounted cash flows by loan type as described in paragraph 31 of SFAS 107, Disclosures about Fair Values of Financial Instruments. The discount rate used to determine the present value of the loan portfolio is an estimated market rate that reflects the credit and interest rate risk inherent in the loan portfolio without considering widening credit spreads due to market illiquidity. The estimated maturity is based on the Company’s historical experience with repayments adjusted to estimate the effect of current market conditions. The carrying amount of related accrued interest receivable approximates its fair value and is not disclosed. The carrying amount of real estate loans originated for sale approximates their fair value. The allowance for loan losses is considered a reasonable discount for credit risk.

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
The carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2009 and December 31, 2008 are as follows:

	June 30
	2009
	Carrying	Estimated
	amount	fair value
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$124,197	124,197
Investment securities	277,395	277,390
Loans, net	965,671	968,103
Financial liabilities:
Deposits	1,191,277	1,194,523
Federal funds purchased and securities sold under repurchase agreements	49,361	49,361
Other borrowed funds	700	700
Advances from FHLB	84,000	88,555
Subordinated debentures	22,947	22,947

	December 31
	2008
	Carrying	Estimated
	amount	fair value
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$37,768	37,768
Investment securities	300,028	300,037
Loans, net	991,044	997,338
Financial liabilities:
Deposits	1,139,552	1,141,627
Federal funds purchased and securities sold under repurchase agreements	62,553	62,553
Other borrowed funds	—	—
Advances from FHLB	84,000	76,090
Subordinated debentures	20,000	20,000

Note 5 — Comprehensive Income
Other comprehensive income for the Company consists of changes in net unrealized gains and losses on investment securities available for sale. Net income of $637 coupled with a $1,779 change in other comprehensive income for the quarter resulted in a total comprehensive loss of $1,142 for the three months ended June 30, 2009 compared to total comprehensive loss of $742 for the three months ended June 30, 2008. Net income of $693 coupled with a year to date $828 change in other comprehensive income resulted in a total comprehensive loss of $134 for the six months ended June 30, 2009 compared to total comprehensive income of $2,796 for the six months ended June 30, 2008.
Note 6 — Dividends Declared
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
Note 7 — Participation in the Treasury Capital Purchase Program
On October 3, 2008, Congress passed the Emergency Economic Stabilization Act of 2008 (EESA), which provides the U. S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. The Company applied for but withdrew its application for a capital investment from the United States Department of the Treasury under the Troubled Assets Relief Program (“TARP”) Capital Purchase Program and instead elected to issue common stock and subordinated debentures totaling approximately $12 million during the second quarter.
Note 8 — Subsequent Events
The Company evaluated subsequent events up and through July 31, 2009. As a result of that evaluation no subsequent events were identified that required recognition or disclosure in the financial statements.

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
During the second quarter the Company made the decision to cease originations of new loans in its Greenville, South Carolina office and allow the portfolio to decline over the life of the remaining loans. No exit costs were incurred as a result of the decision.
During the second quarter Georgia Bank & Trust withdrew from its partnership of 30% interest with NMF Asset Management, LLC. As a result the Bank wrote off its investment of $20 in the partnership in the second quarter.
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
The Company’s primary source of income is from its lending activities followed by interest income from its investment activities, service charges and fees on deposits, and gain on sales of mortgage loans in the secondary market. Interest income on loans decreased during the first six months of 2009 as compared to the first six months of 2008 due to lower interest rates and increased levels of loans placed on nonaccrual offset in part by increased volumes. Interest income on investment securities increased primarily due to increased volumes. Service charges and fees on deposits decreased as a result of decreases in NSF income on both retail and business checking accounts due primarily to decreased economic activity and was partially offset by increases in ATM/Debit card income. Declining mortgage rates and a significant increase in mortgage refinancing activity resulted in an increase in gain on sales of loans for the first six months of 2009 as compared to the same period in 2008. Investment securities gains increased due to $1,856 in gains on sales of securities somewhat offset by a $119 impairment charge on two securities deemed to be other-than-temporarily impaired and a $1,033 impairment charge related to investments in the common stock and trust preferred securities of Silverton Financial Services, Inc., parent holding company of Silverton Bank, N.A., which was placed in receivership on May 1, 2009.
Table 1 — Selected Financial Data

	June 30,	December 31,	December 31,
	2009	2008	2004
	(Dollars in thousands)

Assets	$1,461,875	$1,411,039	$706,517
Loans	981,702	1,005,786	494,170
Deposits	1,191,277	1,139,552	556,785

Annualized return on average total assets	0.10%	0.57%	1.29%
Annualized return on average equity	1.44%	8.48%	15.50%

The Company continues to experience growth although at a slower rate as evidenced in Table 1 above. The Company has also achieved increases in deposits and continues to provide returns on assets and equity although on a reduced level as noted in the table above. Annualized return on average total assets and annualized return on average equity have declined recently due primarily to increased levels of non-performing assets which have resulted in higher loan loss provisions. Net income for the year ended 2004 was $8.7 million compared to net income of $7.6 million at year end 2008. Net income for the six months ended June 30, 2009 was $693 thousand compared to $5.0 million for the same period in 2008. Current market conditions along with increases to the provision for loan losses and impairment charges had a significant affect on net income for the year. The Company has paid cash dividends of $0.13 per share each quarter since 2004 but has elected to suspend dividends effective April 24, 2009 to conserve capital. The suspension of the dividend will conserve approximately $3.5 million of capital per year.
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

Critical Accounting Estimates
The accounting and financial reporting policies of the Company and its subsidiaries conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Of these policies, management has identified the allowance for loan losses, determining the fair values of financial instruments, investment securities, and other-than-temporary impairment as critical accounting estimates that requires difficult, subjective judgment and are important to the presentation of the financial condition and results of operations of the Company.
Allowance for Loan Losses
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

Fair Value of Financial Instruments
A significant portion of the Company’s assets are financial instruments carried at fair value. This includes securities available for sale and certain loans held for sale. At June 30, 2009 and December 31, 2008 the percentage of total assets measured at fair value was 20.6% and 22.6% respectively. The majority of assets carried at fair value are based on either quoted market prices or market prices for similar instruments. At June 30, 2009 5.1% of assets measured at fair value were based on significant unobservable inputs. This represents 1.0% of the Company’s total assets. See Note 4 “Fair Value Measurements” in the “Notes to Consolidated Financial Statements” herein for additional disclosures regarding the fair value of financial instruments.
Investment Securities
The fair values for available-for-sale securities are generally based upon quoted market prices or observable market prices for similar instruments. These values take into account recent market activity as well as other market observable data such as interest rate, spread and prepayment information. When market observable data is not available, which generally occurs due to the lack of liquidity for certain securities, the valuation of the security is subjective and may involve substantial judgment. The Company conducts periodic reviews to identify and evaluate each available-for-sale security that has an unrealized loss for other-than-temporary impairment. An unrealized loss exists when the fair value of an individual security is less than its amortized cost basis. The primary factors the Company considers in determining whether an impairment is other-than-temporary are the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the Company’s intent and ability to retain its investment in the issuer for a period of time to allow for any anticipated recovery in market value. As of June 30, 2009 the Company had approximately $14,786 of available-for-sale securities, which is 1.01% of total assets, valued using unobservable inputs (Level 3). These securities were primarily non-agency mortgage-backed securities and subordinated debentures issued by financial institutions.
Performance Overview
The Company’s net income for the second quarter of 2009 was $637, which was a decrease of $1,771 (73.5%) compared to net income of $2,408 for the second quarter of 2008. Diluted net income per share for the three months ended June 30, 2009 was $0.10 compared to $0.40 for the three months ended June 30, 2008. Net income for the first six months of 2009 was $693, a decrease of $4,350 (86.3%) compared with net income of $5,043 for the first six months of 2008. The decrease in net income for the three and six months ended June 30, 2009 as compared with the three and six months ended June 30, 2008, was primarily a result of increases in the provision for loan losses due to increased levels of nonperforming assets. Interest income on loans decreased due to lower interest rates and increased levels of nonaccrual loans somewhat offset by increased volumes. Interest income on investment securities increased due to increased volumes. Interest expense on deposits, securities sold under repurchase agreements and other borrowings decreased as a result of lower interest rates offset in part by higher volumes of interest bearing liabilities.

Factors contributing to the increase in noninterest income for the six months ended June 30, 2009, were increases in gain on sales of loans and in net investment securities gains somewhat offset by a decrease in trust service fees and service charges and fees on deposits.
Gain on sales of loans increased substantially as mortgage rates declined and mortgage refinancing activity increased. For the quarter gain on sales of loans increased from $1,576 to $2,461 or 56.2%. Year-to-date gains increased from $2,836 to $4,697 or 65.6%.
Net investment securities gains for the quarter were $857 which increased $827 over 2008. Year to date net investment gains were $693, an increase of $625 over 2008. The increases are primarily due to $1,856 in gains recognized on sales of investment securities somewhat offset by losses recognized due to the failure of Silverton Bank National Association of $1,033 and other than temporary impairment charges for two securities which totaled $119.
Service charges and fees on deposits for the quarter were $1,737, a decrease of $83 or 4.6%. Year to date service charges were $3,378, a decrease of $113 or 3.2%. The decreases were primarily due to decreases in consumer NSF fees. The decline in NSF income was primarily due to reduced consumer activity which the Company attributes to the economic environment.
Noninterest expense totaled $10,808 for the quarter, an increase of $1,543 or 16.7%. Year-to-date noninterest expense totaled $20,642, an increase of $2,457 or 13.5%. The increases during the three and six months ended June 30, 2009 compared to the same periods ended June 30, 2008 were primarily due to increased FDIC insurance expenses and increased commissions paid on mortgage production. FDIC insurance expense increased approximately $1,400 due an accrual for a special assessment announced in the second quarter of $670 as well as an increase in the insurance rate over prior year which increased from approximately 6bp to 14bp of insured deposits during the comparable periods. Commissions paid on mortgage production increased approximately $549 as a result of increased mortgage production.

Table 2 — Selected Balance Sheet Data

	June 30,	December 31,	Variance
	2009	2008	Amount	%
	(Dollars in thousands)

Cash, due from banks and interest-bearing deposits	$116,897	$27,988	$88,909	317.7%
Federal funds sold	7,300	9,780	(2,480)	(25.4%)
Investment securities	277,395	300,028	(22,633)	(7.5%)
Loans	981,702	1,005,786	(24,084)	(2.4%)
Assets	1,461,875	1,411,039	50,836	3.6%
Deposits	1,191,277	1,139,552	51,725	4.5%
Securities sold under repurchase agreements	49,361	62,553	(13,192)	(21.1%)
Advances from Federal Home Loan Bank	84,000	84,000	0	0.0%
Liabilities	1,359,024	1,316,388	42,636	3.2%
Stockholders’ equity	102,851	94,651	8,200	8.7%
Table 2 highlights significant changes in the balance sheet at June 30, 2009 as compared to December 31, 2008. Assets increased $50,836, primarily the result of higher balances in cash, due from banks and interest-bearing deposits which increased $88,909. Management increased the level of liquid funds in light of current economic conditions and volatility in the banking industry. Gross loans decreased $24,084 due primarily to decreased demand resulting from the slowing economy. The decreased demand caused normal principal repayments to exceed the originations of new loans during the year. In addition, loans decreased due to real estate acquired through foreclosure which increased $8,052. Investment securities decreased $22,633 due to in part to increase the level of liquidity and for the purpose of managing the Company’s interest rate risk profile. Proceeds from sales and maturities were partially reinvested in instruments that required a lower level of regulatory capital and that have lower levels of interest rate risk. The increase in assets was funded by an increase in deposits of $51,725, somewhat offset by decreases in securities sold under repurchase agreements of $13,192.
The annualized return on average assets for the Company was 0.10% for the six months ended June 30, 2009, compared to 0.80% for the same period last year. While total assets have increased $147,891 since second quarter 2008, net income has decreased $4,350 resulting in a decrease in ROA.
The annualized return on average stockholders’ equity was 1.44% for the six months ended June 30, 2009, compared to 11.53% for the same period last year. The decrease is primarily attributable to the decrease in net income.

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
Table 3 — Average Balances, Income and Expenses, Yields and Rates

	Three Months Ended June 30, 2009			Three Months Ended June 30, 2008
		Annualized			Annualized
		Average			Average
	Average	Yield or	Amount Paid	Average	Yield or	Amount Paid
	Amount	Rate	or Earned	Amount	Rate	or Earned
	(Dollars in thousands)
Interest-earning assets:
Loans	$986,570	5.72%	$14,206	$946,386	6.33%	$15,087
Investment securities	289,123	4.97%	3,595	251,467	5.31%	3,337
Federal funds sold	19,980	0.32%	16	19,628	1.96%	96
Interest-bearing deposits in other banks	36,181	0.20%	18	500	4.60%	6

Total interest-earning assets	$1,331,854	5.33%	$17,835	$1,217,981	6.05%	$18,526

Interest-bearing liabilities:
Deposits	$1,072,863	2.25%	$6,009	$918,522	3.13%	$7,166
Federal funds purchased / securities sold under repurchase agreements	48,389	0.79%	95	62,589	2.08%	324
Other borrowings	106,153	3.87%	1,023	100,145	3.98%	993

Total interest-bearing liabilities	$1,227,405	2.33%	$7,127	$1,081,256	3.15%	$8,483

Net interest margin/income:		3.18%	$10,708		3.25%	$10,043

Table 4 — Average Balances, Income and Expenses, Yields and Rates

	Six Months Ended June 30, 2009			Six Months Ended June 30, 2008
		Annualized			Annualized
		Average			Average
	Average	Yield or	Amount Paid	Average	Yield or	Amount Paid
	Amount	Rate	or Earned	Amount	Rate	or Earned
	(Dollars in thousands)
Interest-earning assets:
Loans	$993,531	5.63%	$28,010	$921,443	6.78%	$31,480
Investment securities	292,253	5.25%	7,669	250,042	5.28%	6,598
Federal funds sold	37,593	0.22%	41	17,303	2.16%	187
Interest-bearing deposits in other banks	21,188	0.21%	22	500	4.60%	12

Total interest-earning assets	$1,344,565	5.31%	$35,742	$1,189,288	6.40%	$38,277

Interest-bearing liabilities:
Deposits	$1,074,926	2.40%	$12,810	$896,472	3.37%	$15,042
Federal funds purchased / securities sold under repurchase agreements	51,913	0.80%	206	63,447	2.73%	864
Other borrowings	105,354	3.67%	1,919	93,328	4.43%	2,063

Total interest-bearing liabilities	$1,232,193	2.44%	$14,935	$1,053,247	3.42%	$17,969

Net interest margin/income:		3.07%	$20,807		3.37%	$20,308

Net interest income increased $665 (6.62%) during the three month period and $499 (2.46%) during the six month period as compared to the same period in 2008. Loan interest income decreased $881 and $3,470 in the three and six month periods, respectively, as a result of decreasing interest rates and increased levels of nonaccrual loans offset in part by growth in account balances. Deposit interest expense decreased $1,157 and $2,232 in the three and six month periods, respectively, as a result of decreasing interest rates offset in part by the continued growth of account balances. The annual average balance for loans was $993,531 at June 30, 2009 with an annualized average yield of 5.63% compared to $921,443 at June 30, 2008 with an annualized average yield of 6.78%. Loan yields were impacted by decreases in market interest rates as well as increased levels of nonaccrual loans. Since June 30, 2008 the federal funds target rate declined from 2.25% to 0.25% which resulted in a decrease of 2.00% in the Bank’s prime rate from 5.25% to 3.25%. In addition, nonaccrual loans increased $4,783 from December 2008 and resulted in the reversal of $766 in interest income which reduced the average loan yield by approximately 8 basis points. Interest-bearing deposits had an annual average balance of $1,074,926 with an annualized average rate of 2.40% at June 30, 2009 compared to $896,472 and 3.37% at June 30, 2008. Other contributing factors during both the three and six month periods included increases in interest income on investment securities and decreases in interest expense on securities sold under repurchase agreements.

The Company’s net interest margin for the three and six months ended June 30, 2009 was 3.18% and 3.07% respectively as compared to 3.25% and 3.37% for the three and six months ended June 30, 2008. This decrease in the net interest margin for both periods was impacted by increased levels of nonaccrual loans which resulted in the reversal of interest income of $105 and $766 for the three months and six months periods respectively. This trend of increasing nonaccrual loans and the resultant impact on net interest income could continue as long as regional and national economic trends remain negative. The rate for earning assets decreased 72 basis points and 109 basis points for the three and six month periods, respectively, with lower average yields on loans, interest-bearing deposits and federal funds sold accounting for most of the decrease. The cost to fund earning assets decreased 82 basis points and 98 basis points for the three and six month periods, respectively, primarily due to lower rates on deposits and securities sold under repurchase agreements.
Noninterest Income
Table 5 — Noninterest Income

	Three Months Ended				Six Months Ended
	June 30,		Variance		June 30,		Variance
	2009	2008	Amount	%	2009	2008	Amount	%
	(Dollars in thousands)				(Dollars in thousands)
Service charges and fees on deposits	$1,737	$1,820	$(83)	(4.6%)	$3,378	$3,491	$(113)	(3.2%)
Gain on sales of loans	2,461	1,576	885	56.2%	4,697	2,836	1,861	65.6%
(Loss) gain on sale of fixed assets	(42)	5	(47)	(940.0%)	(16)	8	(24)	(300.0%)
Investment securities gains, net	857	30	827	2756.7%	693	68	625	919.1%
Retail investment income	318	276	42	15.2%	527	564	(37)	(6.6%)
Trust services fees	245	299	(54)	(18.1%)	498	584	(86)	(14.7%)
Increase in cash surrender value of bank-owned life insurance	213	194	19	9.8%	394	358	36	10.1%
Miscellaneous income	123	252	(129)	(51.2%)	286	473	(187)	(39.5%)

Total noninterest income	$5,912	$4,452	$1,460	32.8%	$10,457	$8,382	$2,075	24.8%

Noninterest income increased $1,460 (32.8%) during the three month period and increased $2,075 (24.8%) during the six month period as compared to the same periods in 2008. The most significant changes for the three and six month periods were increases in gain on sales of loans and net investment securities gains somewhat offset by decreases in trust services fees and service charges and fees on deposits. The increased gain on sales of loans was due to a significant increase in refinancing volume. Net investment securities gains increased during the six month period as compared to the same period in 2008 due primarily to $1,856 in gains on sales of securities offset by a $119 impairment charge for two securities deemed to be other-than-temporarily impaired and the $1,033 impairment loss on the common stock and trust preferred securities of Silverton Financial Services, Inc., parent holding company of Silverton Bank, N.A.

Noninterest Expense
Table 6 — Noninterest Expense

	Three Months Ended				Six Months Ended
	June 30,		Variance		June 30,		Variance
	2009	2008	Amount	%	2009	2008	Amount	%
	(Dollars in thousands)				(Dollars in thousands)
Salaries and other personnel expense	$5,800	$5,383	$417	7.7%	$11,458	$10,554	$904	8.6%
Occupancy expenses	1,140	1,005	135	13.4%	2,281	2,030	251	12.4%
Other operating expenses	3,868	2,877	991	34.4%	6,903	5,601	1,302	23.2%

Total noninterest expense	$10,808	$9,265	$1,543	16.7%	$20,642	$18,185	$2,457	13.5%

Noninterest expense increased $1,543 (16.7%) during the three-month period and $2,457 (13.5%) during the six month period.
Salaries and other personnel expenses:
Salaries and other personnel expense increased $417 (7.7%) during the three month period and $904 (8.6%) during the six month period as compared to the same periods in 2008. This increase was primarily due to additional commission expense related to the increased level of mortgage originations.
Occupancy expenses:
Increases in occupancy expenses during the three and six month periods were primarily due to increased depreciation expense as a result of the purchase of an upgraded mainframe computer and related software.
Other operating expenses:
Other operating expenses increased $991 (34.4%) for the three month period and $1,302 (23.2%) for the six month period as compared to the same periods in 2008. The increase was due primarily to increased accrual rates and a one time special assessment for FDIC insurance, expenses and loss on sale associated with real estate acquired through foreclosure offset in part by decreases in professional services.
Income Taxes
Income tax expense in the second quarter of 2009 totaled $61, a decrease of $1,109 (94.8%) over the second quarter of 2008. The effective tax rate for the three months ended June 30, 2009 and 2008 was 8.7% and 32.7%, respectively. Income tax expense for the six months ended June 30, 2009 totaled $66 for an effective tax rate of 8.7% compared to 33.5% for the six months ended June 30, 2008. The significant decrease in pretax income coupled with a higher proportion of nontaxable interest income resulted in a decrease in income tax expense and the effective income tax rate for the three and six month periods.

Asset Quality
Table 8 shows the current and prior period amounts of non-performing assets. Non-performing assets were $53,350 at June 30, 2009, compared to $40,515 at December 31, 2008 and $27,689 at June 30, 2008. Significant changes from December 2008 to June 2009 include a $8,052 increase in other real estate owned and an $4,783 increase in non-accrual loans. The increase in other real estate owned is primarily due to the foreclosure of impaired loans from several large loan relationships in the ADC category which totaled approximately $5,370. The net increase in non-accrual loans reflects increased levels of such loans offset by foreclosures and loans returned to accrual status due to improved performance. A significant portion of the increases were in ADC loans. The ratio of non-performing assets to total loans and other real estate was 5.36% at June 30, 2009 compared to 4.01% at December 31, 2008 and 2.86% at June 30, 2008. The control and monitoring of non-performing assets continues to be a priority of management.
National economic conditions and real estate market conditions in several of the markets in which the Bank has outstanding loans contributed to the increase. These factors have combined to slow the rates of absorption for developers’ residential lots and builders’ completed homes. Significant portions of the overall level of impaired loans are in the Atlanta, Savannah and Athens markets. The following table provides selected asset quality information related to the acquisition development and construction loan portfolio as of June 30, 2009 and December 31, 2008.

Table 7 — Acquisition Development and Construction Loans

	June 30,	December 31,
	2009	2008
	(Dollars in thousands)

CSRA — primary market area
Period-end loans	257,372	266,156
FAS 114 Impaired loans	619	5,187
Classified/watch rated loans	22,473	9,879
Charge-offs % (annualized)	0.11%	0.19%
FAS 114 allowance / Impaired loans	0.00%	0.00%
FAS 5 Allowance / Loans not impaired %	0.92%	0.67%
Allowance / Charge-offs	8.12	4.78

Savannah, Georgia
Period-end loans	21,270	28,300
FAS 114 Impaired loans	3,306	2,645
Classified/watch rated loans	5,155	5,060
Charge-offs % (annualized)	10.12%	3.18%
FAS 114 allowance / Impaired loans	19.57%	6.62%
FAS 5 Allowance / Loans not impaired %	5.68%	4.20%
Allowance / Charge-offs	0.78	1.39

Athens, Georgia
Period-end loans	29,278	31,806
FAS 114 Impaired loans	13,913	8,772
Classified/watch rated loans	2,789	13,667
Charge-offs % (annualized)	16.42%	1.78%
FAS 114 allowance / Impaired loans	14.30%	12.04%
FAS 5 Allowance / Loans not impaired %	7.72%	3.97%
Allowance / Charge-offs	0.66	2.55

ADC Participations — Georgia
Period-end loans	17,415	21,676
FAS 114 Impaired loans	10,915	10,637
Classified/watch rated loans	—	48
Charge-offs % (annualized)	35.13%	8.88%
FAS 114 allowance / Impaired loans	0.00%	4.09%
FAS 5 Allowance / Loans not impaired %	1.50%	9.55%
Allowance / Charge-offs	0.02	0.77

ADC Participations — Florida
Period-end loans	4,923	8,005
FAS 114 Impaired loans	1,034	3,650
Classified/watch rated loans	—	704
Charge-offs % (annualized)	16.78%	0.19%
FAS 114 allowance / Impaired loans	0.00%	11.34%
FAS 5 Allowance / Loans not impaired %	3.00%	4.27%
Allowance / Charge-offs	0.14	2.00

Total ADC Impaired Loans	29,787	30,891
Total ADC Classified/Watch Loans	30,417	29,358

There were $3,478 loans past due 90 days or more and still accruing at June 30, 2009 as compared to $7,298 at December 31, 2008 and none at June 30, 2008.
Table 8 — Non-Performing Assets
(Dollars in thousands)

	June 30, 2009	December 31, 2008	June 30, 2008

Nonaccrual loans	$39,564	$34,781	$27,689
Other real estate owned	13,786	5,734	—

Total non-performing assets	$53,350	$40,515	$27,689

Loans past due 90 days or more and still accruing interest	$3,478	$7,298	$—

Non-performing assets to total assets	3.65%	2.87%	2.11%

Non-performing assets to total loans and ORE	5.36%	4.01%	2.86%

Allowance for loan loss to total non-performing loans	40.52%	42.39%	51.73%
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
When reviewing the allowance for loan losses, it is important to understand to whom the Company lends. The following table sets forth the composition of the Company’s loan portfolio as of June 30, 2009 and December 31, 2008.

Table 9 — Loan Portfolio Composition

	June 30, 2009		December 31, 2008
	Amount	%	Amount	%
	(Dollars in thousands)
Commercial financial and agricultural	$100,139	10.20%	$109,751	10.91%

Real estate
Commercial	282,095	28.74%	266,362	26.49%
Residential	209,836	21.37%	212,856	21.16%
Residential held for sale	23,975	2.44%	18,955	1.88%
Construction and development	339,944	34.63%	369,731	36.76%

Total real estate	855,850	87.18%	867,904	86.29%

Lease financing	—	0.00%	33	0.00%
Consumer
Direct	22,527	2.29%	24,272	2.41%
Indirect	2,634	0.27%	3,319	0.33%
Revolving	784	0.08%	905	0.09%

Total consumer	25,945	2.64%	28,496	2.83%

Deferred loan origination fees	(232)	-0.02%	(398)	-0.03%

Total	$981,702	100.00%	$1,005,786	100.00%

At June 30, 2009, the loan portfolio is comprised of 87.18% real estate loans. Commercial, financial and agricultural loans comprise 10.20%, and consumer loans comprise 2.64% of the portfolio.
While the Company has 87.18% of its loan portfolio composed of real estate loans, this percentage is not significantly higher than in previous years. Commercial real estate comprises 28.50% of the loan portfolio and is primarily owner occupied properties where the operations of the commercial entity provide the necessary cash flow to service the debt. For this portion of real estate loan portfolio, repayment is not dependent upon the sale of the real estate held as collateral. Construction and development (34.97%) has been an increasingly important portion of the real estate loan portfolio. The Company carefully monitors the loans in this category since the repayment of these loans is generally dependent upon the sale of the real estate in the normal course of business and can be impacted by national and local economic conditions. New construction and absorption of existing real estate inventory in the Company’s primary market area of the Augusta-Richmond County, GA-SC MSA have slowed and prices have declined but less than the national rate. Conditions on certain loans the Company has made in markets outside the Company’s primary market area are outlined in the table on page 37. The residential category, 21.27% of the portfolio, represents those loans that the Company chooses to maintain in its portfolio rather than selling into the secondary market for marketing and competitive reasons and commercial loans secured by residential real estate. The residential held for sale category, 2.44% of the portfolio, comprises loans that are in the process of being sold into the secondary market. In these loans, the credit has been approved by the investor and the interest rate locked so that the Company minimizes credit and interest rate risk with respect to these loans.

The Company has no large loan concentrations to individual borrowers. Unsecured loans at June 30, 2009 were $20.6 million. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may advise additions to the allowance based on their judgments about information available to them at the time of their examination. Such regulatory guidance is considered, and the Company may recognize additions to the allowance as a result.
Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management’s analysis of risk in the loan portfolio. Loans determined to be uncollectible are charged to the allowance for loan losses and subsequent recoveries are added to the allowance. A provision for losses in the amount of $5,114 was charged to expense for the quarter ended June 30, 2009 compared to $1,652 for the quarter ended June 30, 2008, and $9,863 for the six months ended June 30, 2009 compared to $2,923 for the six months ended June 30, 2008. The increase in provision for loan losses for both three and six month periods is primarily due to an increase in impaired loans and increased levels of classified/watch loans rated debt as well as management’s assessment of the current economic environment. The increase in the allowance for loan losses as of June 30, 2009 as compared to June 30, 2008 is primarily due to increases in the allowance applicable to specific loans and increases to the allowance due to higher levels of classified and watch-rated debt as well as management’s assessment of current economic environment. Also impacting the allowance were charge-offs of $9,074 of which $7,100, or 78%, were related to ADC (acquisition development and construction) loans. Of these charge-offs $3,472, or 38%, are related to collateral dependent ADC loan participations, $2,404 or 26% are related to ADC loans in the Athens, Georgia market and $1,076 or 12% are related to ADC loans in the Savannah, Georgia market. The provision for loan losses exceeded charge-offs during the quarter which contributed to an increase in the ratio of allowance for loan losses to total loans as noted in the table below.

Table 10 — Allowance for Loan Losses

	At June 30,
	2009	2008
	(Dollars in thousands)

Total loans outstanding at end of period, net of unearned income	$981,702	$968,117

Average loans outstanding, net of unearned income	$993,531	$921,443

Balance of allowance for loan losses at beginning of year	$14,742	$11,800

Charge-offs:
Commercial, financial and agricultural	429	399
Real estate — acquisition, development and construction	7,100	125
Real estate — mortgage	1,213	118
Consumer	332	144

Total charge-offs	9,074	786

Recoveries of previous loan losses:
Commercial, financial and agricultural	207	200
Real estate — acquisition, development and construction	1	21
Real estate — mortgage	168	26
Consumer	124	140

Total recoveries	500	387

Net loan losses	8,574	399
Provision for loan losses	9,863	2,923

Balance of allowance for loan losses at end of period	$16,031	$14,324

Allowance for loan losses to period end loans	1.63%	1.48%
Net charge-offs to average loans	0.86%	0.04%
At June 30, 2009 the ratio of allowance for loan losses to total loans was 1.63% compared to 1.47% at December 31, 2008 and 1.48% at June 30, 2008. Management considers the current allowance for loan losses appropriate based upon its analysis of risk in the portfolio, although there can be no assurance that the assumptions underlying such analysis will continue to be correct.

Liquidity and Capital Resources
The Company has maintained adequate liquidity to meet operating and loan funding requirements despite current market conditions. The loan to deposit ratio at June 30, 2009 was 82.41% compared to 88.26% at December 31, 2008 and 92.17% at June 30, 2008. The decrease in the loan to deposit ratio from December 31, 2008 to June 30, 2009 reflects the decreased demand for loans resulting from the slowing economy. Deposits at June 30, 2009 and December 31, 2008 include $268,595 and $244,540 of brokered certificates of deposit, respectively. The Bank and the Thrift have also utilized borrowings from the Federal Home Loan Bank. They each maintain a line of credit with the Federal Home Loan Bank approximating 10% of their total assets. Federal Home Loan Bank advances are collateralized by eligible first mortgage loans, commercial real estate loans and investment securities. These borrowings totaled $84,000 at June 30, 2009. The Bank maintains repurchase lines of credit with SunTrust Robinson Humphrey, Atlanta, Georgia, for advances up to $20,000 of which no amounts were outstanding at June 30, 2009. The Bank has a federal funds purchased accommodation with SunTrust Bank, Atlanta, Georgia for advances up to $10,000. Effective May 1, 2009 Silverton Bank, N.A. was closed by the Office of the Comptroller of the Currency (OCC). The Federal Deposit Insurance Corporation (FDIC) created a bridge bank to take over the operations of Silverton Bank and the FDIC was appointed receiver. On July 29, 2009 federal funds purchased accommodations with the bridge bank in the amount of $16,700 for the Bank and $4,600 for the Thrift were discontinued. Management is in the process of establishing another correspondent relationship to replace these lines of credit. Additionally, liquidity needs can be satisfied by the structuring of the maturities of investment securities and the pricing and maturities on loans and deposits offered to customers. The Company also uses retail securities sold under repurchase agreements to fund growth. Retail securities sold under repurchase agreements were $49,361 at June 30, 2009.
During the second quarter of 2009, the Company issued to a related party, R.W. Pollard Enterprises, LLP a $2.9 million unsecured subordinated debenture in a private placement exempt from registration under Rule 506 of the Act, as amended. The proceeds were used to increase capital at Georgia Bank & Trust Company.
Stockholders’ equity to total assets was 7.04% at June 30, 2009 compared to 6.71% at December 31, 2008 and 6.93% at June 30, 2008. During the second quarter of 2009, the Company issued and sold 683,272 shares of common stock at a purchase price of $13.25 per share (representing aggregate proceeds of approximately $9.0 million) in a private placement pursuant to Rule 506 under the Securities Act of 1933, as amended (the “Act”). The proceeds were used to increase capital at Georgia Bank & Trust Company.
The capital of the Company exceeded all required regulatory guidelines at June 30, 2009. The Company’s Tier 1 risk-based, total risk-based and leverage capital ratios were 11.40%, 12.65%, and 8.48%, respectively, at June 30, 2009.
The following table reflects the current regulatory capital levels in more detail, including comparisons to the regulatory minimums.

Table 11 — Regulatory Capital Requirements
June 30, 2009
(Dollars in Thousands)

			Required for capital
	Actual		adequacy purposes		Excess
	Amount	Percent	Amount	Percent	Amount	Percent
Southeastern Bank Financial Corporation
Risk-based capital:
Tier 1 capital	$123,489	11.40%	43,328	4.00%	80,161	7.40%
Total capital	137,060	12.65%	86,655	8.00%	50,405	4.65%
Tier 1 leverage ratio	123,489	8.48%	58,215	4.00%	65,274	4.48%

Georgia Bank & Trust Company

Risk-based capital:
Tier 1 capital	$108,548	11.41%	38,042	4.00%	70,506	7.41%
Total capital	120,464	12.67%	76,085	8.00%	44,379	4.67%
Tier 1 leverage ratio	108,548	8.31%	58,756	4.50%	49,792	3.81%

Southern Bank & Trust

Risk-based capital:
Tier 1 capital	$13,969	10.77%	5,187	4.00%	8,782	6.77%
Total capital	15,593	12.03%	10,373	8.00%	5,220	4.03%
Tier 1 leverage ratio	13,969	9.06%	6,169	4.00%	7,800	5.06%
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

Unfunded commitments to extend credit where contract amounts represent potential credit risk totaled $186,314 at June 30, 2009. These commitments are primarily at variable interest rates.
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
Table 12 — Commitments and Contractual Obligations

	Less than 1			More than
($ in thousands)	Year	1 - 3 Years	3 - 5 Years	5 Years
Lines of credit	$186,314	—	—	—
Lease agreements	360	558	115	79
Deposits	1,084,014	98,276	8,192	795
Securities sold under repurchase agreements	49,361	—	—	—
FHLB advances	13,000	32,000	—	39,000
Other borrowings	700	—	—	—

Total commitments and contractual obligations	$1,333,749	$130,834	$8,307	$39,874

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2009, there were no substantial changes in the interest rate sensitivity analysis or the sensitivity of market value of portfolio equity for various changes in interest rates calculated as of December 31, 2008. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company’s audited consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2008 included in the Company’s 2008 Annual Report on Form 10-K.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the second quarter of 2009, the Company issued and sold 683,272 shares of common stock at a purchase price of $13.25 per share (representing aggregate proceeds of approximately $9.0 million) in a private placement pursuant to Rule 506 under the Securities Act of 1933, as amended (the “Act”).
No underwriting or placement agency fees were incurred in connection with the offering. The offering was conducted without general solicitation and directed only to accredited investors as such term is defined in Rule 501 under the Act.
Issuer Purchases of Equity Securities
On April 15, 2004, the Company announced the commencement of a stock repurchase program, pursuant to which it will, from time to time, repurchase up to 100,000 shares of its outstanding stock. The program does not have a stated expiration date. No stock repurchase programs were terminated during the second quarter of 2009 and there were no shares repurchased under the existing stock repurchase plan or otherwise during the second quarter.

Item 3. Defaults Upon Senior Securities
Not applicable
Item 4. Submission of Matters to a Vote of Security Holders
(a)	The Annual Meeting of Shareholders was held on April 22, 2009 at the Company’s Cotton Exchange office located at 32 8th Street, Augusta, Georgia.

(b)	The following directors were elected for a term of one year or until a successor is duly qualified and elected:
William J. Badger
R. Daniel Blanton
Warren A. Daniel
Edward G. Meybohm
Robert W. Pollard, Jr.
Larry S. Prather, Sr.
Randolph R. Smith
Ronald L. Thigpen
John W. Trulock, Jr.
W. Marshall Brown
Patrick D. Cunning
(c)	The following matters were voted on at the meeting as was previously identified in the Proxy materials forwarded to each shareholder:
1.	Proposal to elect the eleven individuals nominated by management as Directors.

Votes were cast as follows:

Director	For	Withhold
William J. Badger	5,485,293	1,345
R. Daniel Blanton	5,481,934	4,704
Warren Daniel	5,485,293	1,345
Edward G. Meybohm	5,481,934	1,854
Robert W. Pollard, Jr.	5,848,693	1,945
Larry S. Prather, Sr.	5,485,293	1,345
Randolph R. Smith, M.D.	5,467,972	18,666
Ronald L. Thigpen	5,478,167	8,471
John W. Trulock, Jr.	5,485,293	1,345
W. Marshall Brown	5,484,793	1,845
Patrick D. Cunning	5,485,293	1,345

Item 5. Other Information
None
Item 6. Exhibits
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SOUTHEASTERN BANK FINANCIAL CORPORATION
Form 10-Q Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHEASTERN BANK FINANCIAL CORPORATION
Date: July 31, 2009	By:	/s/ Darrell R. Rains
Darrell R. Rains
Group Vice President, Chief Financial Officer (Duly Authorized Officer of Registrant and Principal Financial Officer)

Exhibit Index
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.