Form 10-Q
period 2009-09-30
Southeastern Bank Financial CORP
filed 2009-10-30
CIK 880116

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009.
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
6,672,826 shares of common stock, $3.00 par value per share, outstanding as of October 29, 2009.

SOUTHEASTERN BANK FINANCIAL CORPORATION
FORM 10-Q
INDEX

*	No information submitted under this caption

PART I
FINANCIAL INFORMATION

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	September 30,	December 31,
	2009	2008
	(Unaudited)
Assets

Cash and due from banks	$74,172	$24,860
Federal funds sold	7,300	9,780
Interest-bearing deposits in other banks	18,046	3,128

Cash and cash equivalents	99,518	37,768

Investment securities
Available-for-sale	313,461	299,339
Held-to-maturity, at cost (fair values of $491 and $698, respectively)	490	689

Loans held for sale	20,835	18,955

Loans	963,016	986,831
Less allowance for loan losses	16,826	14,742

Loans, net	946,190	972,089

Premises and equipment, net	32,331	33,960
Accrued interest receivable	6,369	7,085
Bank-owned life insurance	23,017	17,368
Restricted equity securities	6,338	6,571
Other real estate owned	15,619	5,734
Other assets	11,637	11,481

	$1,475,805	$1,411,039

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	September 30,	December 31,
	2009	2008
	(Unaudited)
Liabilities and Stockholders’ Equity

Deposit
Noninterest-bearing	$116,425	$111,291
Interest-bearing:
NOW accounts	242,624	166,561
Savings	331,408	247,249
Money management accounts	42,846	50,404
Time deposits over $100	373,029	385,439
Other time deposits	152,416	178,608

	1,258,748	1,139,552

Federal funds purchased and securities sold under repurchase agreements	860	62,553
Advances from Federal Home Loan Bank	77,000	84,000
Other borrowed funds	600	—
Accrued interest payable and other liabilities	10,163	10,283
Subordinated debentures	22,947	20,000

Total liabilities	1,370,318	1,316,388

Stockholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; 0 shares outstanding in 2009 and 2008, respectively	—	—
Common stock, $3.00 par value; 10,000,000 shares authorized; 6,672,118 and 5,987,674 shares issued and outstanding in 2009 and 2008, respectively	20,016	17,963
Additional paid-in capital	62,306	55,189
Retained earnings	22,110	21,455
Accumulated other comprehensive income, net	1,055	44

Total stockholders’ equity	105,487	94,651

	$1,475,805	$1,411,039

See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
(Dollars in thousands, except share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Interest income:
Loans, including fees	$14,218	$15,003	$42,228	$46,483
Investment securities	3,294	3,345	10,964	9,944
Federal funds sold	22	188	62	375
Interest-bearing deposits in other banks	68	7	90	18

Total interest income	17,602	18,543	53,344	56,820

Interest expense:
Deposits	5,658	7,497	18,469	22,539
Federal funds purchased and securities sold under repurchase agreements	114	295	320	1,160
Other borrowings	1,009	1,009	2,928	3,072

Total interest expense	6,781	8,801	21,717	26,771

Net interest income	10,821	9,742	31,627	30,049

Provision for loan losses	4,879	2,073	14,741	4,996

Net interest income after provision for loan losses	5,942	7,669	16,886	25,053

Noninterest income:
Service charges and fees on deposits	1,846	1,955	5,224	5,446
Gain on sales of loans	1,945	1,529	6,643	4,365
(Loss) gain on sale of fixed assets	—	(1)	(16)	7
Investment securities gains, net	381	21	1,693	88
Other-than-temporary impairment losses (less $263 and $835 for the three and nine months ended, respectively, recognized in other comprehensive income, before taxes)	(356)	—	(975)	—
Retail investment income	326	277	854	841
Trust service fees	268	288	766	873
Increase in cash surrender value of bank-owned life insurance	256	190	649	548
Miscellaneous income	142	178	428	652

Total noninterest income	4,808	4,437	15,266	12,820

Noninterest expense:
Salaries and other personnel expense	5,469	5,202	16,927	15,755
Occupancy expenses	1,213	1,122	3,495	3,153
Other operating expenses	3,582	3,041	10,484	8,642

Total noninterest expense	10,264	9,365	30,906	27,550

Income before income taxes	486	2,741	1,246	10,323

Income tax (benefit) expense	(254)	866	(187)	3,405

Net income	$740	$1,875	$1,433	$6,918

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
(Dollars in thousands, except share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Basic net income per share	$0.11	$0.31	$0.23	$1.16

Diluted net income per share	$0.11	$0.31	$0.23	$1.15

Weighted average common shares outstanding	6,672,118	5,976,883	6,338,632	5,967,310

Weighted average number of common and common equivalent shares outstanding	6,672,388	6,018,584	6,344,275	6,010,367

See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net income	$1,433	$6,918
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	2,027	1,685
Provision for loan losses	14,741	4,996
Net investment securities gains	(718)	(88)
Net amortization of premium (accretion of discount) on investment securities	146	(133)
Increase in CSV of bank-owned life insurance	(649)	(548)
Stock options compensation cost	141	155
Loss (gain) on disposal of premises and equipment	16	(7)
Loss on the sale of other real estate	516	4
Gain on sales of loans	(6,643)	(4,365)
Real estate loans originated for sale	(289,322)	(197,388)
Proceeds from sales of real estate loans	294,086	197,869
Decrease in accrued interest receivable	716	980
Increase in other assets	(800)	(1,329)
Decrease in accrued interest payable and other liabilities	(120)	(1,613)

Net cash provided by operating activities	15,570	7,136

Cash flows from investing activities:
Proceeds from sales of available for sale securities	79,533	27,285
Proceeds from maturities of available for sale securities	111,070	59,853
Proceeds from maturities of held to maturity securities	203	765
Purchase of available for sale securities	(201,968)	(89,165)
Purchase of restricted equity securities	(322)	(1,535)
Proceeds from redemption of FHLB stock	23	—
Net increase in loans	(5,675)	(117,943)
Purchase of bank-owned life insurance	(5,000)	—
Additions to premises and equipment	(685)	(4,841)
Proceeds from sale of other real estate	6,430	482
Proceeds from sale of premises and equipment	270	1,512

Net cash used in investing activities	(16,121)	(123,587)

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008

Cash flows from financing activities:
Net increase in deposits	119,196	173,618
Net decrease in federal funds purchased and securities sold under repurchase agreements	(61,693)	(32,558)
Advances from Federal Home Loan Bank	—	25,000
Payments of Federal Home Loan Bank advances	(7,000)	—
Proceeds from subordinated debentures	2,947	—
Proceeds from other borrowed funds	600	—
Principal payments on other borrowed funds	—	(100)
Purchase of treasury stock	(5)	(445)
Proceeds from issuance of common stock	9,010	—
Payment of cash dividends	(778)	(2,191)
Proceeds from stock options exercised	—	466
Proceeds from Directors’ stock purchase plan	24	25

Net cash provided by financing activities	62,301	163,815

Net increase in cash and cash equivalents	$61,750	$47,364

Cash and cash equivalents at beginning of period	37,768	25,058

Cash and cash equivalents at end of period	$99,518	$72,422

Supplemental disclosures of cash paid during the period for:
Interest	$23,043	$27,661

Income taxes	$351	$5,190

Supplemental information on noncash investing activities:
Loans transferred to other real estate	$16,831	$863

See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2009
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
The financial statements for the three and nine months ended September 30, 2009 and 2008 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.
In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations and cash flows for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results of operations which the Company may achieve for the entire year.
Some items in the prior period financial statements were reclassified to conform to the current presentation.
Note 2 — Recent Accounting Pronouncements
In April 2009, the FASB amended existing guidance for determining whether impairment is other-than-temporary (OTTI) for debt securities. According to the amendment, an entity is required to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, the standard expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This standard is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Through the period ended March 31, 2009, the Company recognized cumulative other-than-temporary impairment charges of $908 for various securities. The Company adopted the standard effective April 1, 2009. As a result of implementing the new standard, the amount of OTTI recognized in income for the quarter ended September 30, 2009 was $356. Had the standard not been issued, the amount of OTTI that would have been recognized in income for the period would have been $619.
In April 2009, ASC 820-10, Fair Value Measurements and Disclosures, was issued. This standard emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The standard provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The standard also requires increased disclosures. This standard is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The adoption of this standard at June 30, 2009 did not have a material impact on the results of operations or financial position.
In April 2009, the FASB amended existing guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This standard is effective for interim reporting periods ending after June 15, 2009. The adoption of this standard at June 30, 2009 did not have a material impact on the results of operations or financial position as it only required disclosures which are included in Note 4.

Note 3 — Investment Securities
The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio at September 30, 2009 and the corresponding amounts of unrealized gains and losses therein:

	September 30, 2009
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
	(Dollars in Thousands)
Available for sale
Mortgage backed securities
U.S. GSE’s MBS — residential*	$103,443	3,251	(16)	106,678
U.S. GSE’s CMO	86,820	1,200	(208)	87,812
Other CMO	9,254	—	(755)	8,499

Total MBS	$199,517	4,451	(979)	202,989

Obligations of U.S. Government agencies	$73,490	424	(266)	73,648
Obligations of states and political subdivisions	26,122	658	(273)	26,507
Corporate bonds	12,591	93	(2,377)	10,307
Equity securities	14	—	(4)	10

	$311,734	5,626	(3,899)	313,461

Held to maturity
Obligations of states and political subdivisions	$490	1	—	491

	$490	1	—	491

*	Government sponsored entities
The amortized cost and fair value of the investment securities portfolio excluding equity securities are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2009
	Amortized	Estimated
	cost	fair value
	Dollars in Thousands
Available for sale:
One year or less	$654	657
After one year through five years	6,366	6,367
After five years through ten years	46,528	46,670
After ten years	258,172	259,757

	$311,720	313,451

Held to maturity:
One year or less	180	181
After one year through five years	310	310

	490	491

The following table summarizes the investment securities with unrealized losses at September 30, 2009 by aggregated major security type and length of time in a continuous unrealized loss position:

	September 30, 2009
	Less than 12 months		12 months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
	(Dollars in Thousands)
Temporarily impaired
Mortgage backed securities
U.S. GSE’s MBS — residential	$10,230	16	—	—	10,230	16
U.S. GSE’s CMO	21,586	202	808	6	22,394	208
Other CMO	458	192	6,195	300	6,653	492

Total MBS	$32,274	410	7,003	306	39,277	716

Obligations of U.S. Government agencies	$30,839	266	—	—	30,839	266
Obligations of states and political subdivisions	1,572	62	4,549	211	6,121	273
Corporate bonds	505	1,528	6,950	849	7,455	2,377
Equity securities	10	4	—	—	10	4

	$65,200	2,270	18,502	1,366	83,702	3,636

Other-than-temporarily impaired
Mortgage backed securities
Other CMO	$—	—	1,846	263	1,846	263

Total temporarily impaired and other-than-temporarily impaired	$65,200	2,270	20,348	1,629	85,548	3,899

Proceeds from sales and calls of securities available for sale were $190,603 and $87,138 for the nine months ended September 30, 2009 and 2008, respectively. Gross gains of $2,265 and $157 and gross losses of $575 and $84 were realized on these sales during 2009 and 2008, respectively.
Proceeds from sales and calls of securities available for sale were $41,697 and $21,783 for the three months ended September 30, 2009 and 2008, respectively. Gross gains of $386 and $40 and gross losses of $5 and $19 were realized on these sales during 2009 and 2008, respectively.
Other-Than-Temporary-Impairment
Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. Investment securities classified as available for sale or held-to-maturity are generally evaluated for OTTI under the provisions of ASC 320-10, Investments — Debt and Equity Securities. In determining OTTI, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.
When OTTI occurs, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If an entity intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.

As of September 30, 2009, the Company’s security portfolio consisted of 257 securities, 69 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s mortgage-backed and corporate securities, as discussed below:
Mortgage-backed Securities
At September 30, 2009, approximately 95.81% of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2009.
The Company’s mortgage-backed securities portfolio also includes twelve non-agency collateralized mortgage obligations with a market value of $8,499 which had unrealized losses of approximately $755 at September 30, 2009. These non-agency securities were rated AAA at purchase.
At September 30, 2009 five of these non-agency securities were rated below investment grade and a cash flow analysis was performed to evaluate OTTI. The assumptions used in the model include expected future default rates, loss severity and prepayments. The model also takes into account the structure of the security including credit support. Based on these assumptions the model calculates and projects the timing and amount of interest and principal payments expected for the security. In addition the model was used to “stress” each security, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the security could no longer fully support repayment. Upon completion of the September 30, 2009 analysis, our model indicated other-than-temporary impairment on two of these securities. These securities had third quarter OTTI losses of $619, of which $356 was recorded as expense and $263 was recorded in other comprehensive income. Year to date these securities had OTTI losses of $1,310, of which $475 was recorded as expense and $835 was recorded in other comprehensive income. These two securities remained classified as available for sale at September 30, 2009.
At September 30, 2009, the fair values of four collateralized mortgage obligations totaling $4,197 were measured using Level 3 inputs because the market for them has become illiquid, as indicated by few, if any, trades during the period. These securities were previously measured using Level 2 inputs. The discount rates used in the valuation model were based on a yield that the market would require for collateralized mortgage obligations with maturities and risk characteristics similar to the securities being measured.

Corporate Securities
The Company holds thirteen corporate securities to eight issuers totaling $10,307 with an unrealized loss of $2,377. The Company’s unrealized losses on corporate securities relate primarily to its investment in single issuer corporate and corporate trust preferred securities. At September 30, 2009 three of the corporate securities were rated Speculative and five were rated Investment grade by at least one of the rating agencies, Moody’s, S&P and Fitch. Five of the securities to two issuers were not rated. None of the issuers were in default and to date all interest payments have been made as contracted. The Company considered several factors including the financial condition and near term prospects of the issuers and concluded that the decline in fair value was primarily attributable to temporary illiquidity and the financial crisis affecting these markets and not necessarily the expected cash flows of the individual securities. Because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2009.
At September 30, 2009, the fair values of all thirteen corporate securities were measured using Level 3 inputs because the market for them has become illiquid, as indicated by few, if any, trades during the period. These securities, eight of which totaled $4,580 were previously measured using Level 2 inputs. The discount rates used in the valuation model were based on current spreads to U.S. Treasury rates of long-term corporate debt obligations with maturities and risk characteristics similar to the subordinated debentures being measured. An additional adjustment to the discount rate for illiquidity in the market for subordinated debentures was not considered necessary based on the illiquidity premium already present in the spreads used to estimate the discount rate.
In addition to the securities discussed above, the Company had an investment in the senior debt of Silverton Financial Services, Inc. of $500 for which an other-than-temporary impairment charge was taken in the first half of 2009.
The table below presents a rollforward of the credit losses recognized in earnings for the three month period ended September 30, 2009:

Beginning balance, July 1, 2009	$619
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	—
Additions/Subtractions
Amounts realized for securities sold during the period	—
Amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	—
Reductions for increase in cash flows expected to be collected that are recognized over the remaining life of the security	—
Increases to the amount related to the credit loss for which other-than-temporary was previously recognized	356

Ending balance, September 30, 2009	975

The following details the two mortgage backed securities and one single issuer corporate debt security with OTTI at September 30, 2009 and the related credit losses recognized in earnings:

	Silverton
	Financial
	Services, Inc	CMO 1	CMO 2	Total
	(dollars in thousands)
Amount of other-than temporary-impairment related to credit losses at July 1, 2009	$500	$57	$62	$619

Addition for credit losses recognized in earnings	—	98	258	356

Amount of other-than temporary-impairment related to credit losses at September 30, 2009	$500	$155	$320	$975

Further deterioration in economic conditions could cause the Company to record additional impairment charges related to credit losses of up to $2,109 which is the carrying amount of these securities.
The following table details the credit ratings and the total impairment loss related to “all other factors” recorded as a component of accumulated other comprehensive income for the Company’s mortgage backed securities.

		Estimated
	Amortized	Fair	Unrealized	Ratings as of September 30, 2009
(dollars in thousands)	cost	Value	Losses	S&P	Fitch	Moodys
Silverton Financial Services, Inc.	$—	$—	$—	NR	NR	NR
CMO 1	793	702	(91)	CCC	C	NR
CMO 2	1,316	1,144	(172)	CCC	NR	Caa2

Total	$2,109	$1,846	$(263)

Note 4 — Fair Value Measurements
Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair values:
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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:
Investment Securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Discounted cash flows are calculated using spread to swap and LIBOR curves that are updated to incorporate loss severities, volatility, credit spread and optionality. During times when trading is more liquid, broker quotes are used (if available) to validate the model. Rating agency and industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into the calculations.
Loans Held for Sale: The fair value of loans held for sale is determined by individual third party sales contract prices for the specific loans held at each reporting period end (Level 2 inputs). The fair value adjustment is included in other assets.
Impaired Loans: The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.
Investments in Tax Credits: The fair values for tax credits are measured on a recurring basis and are based upon total credits and deductions remaining to be allocated and total estimated credits and deductions to be allocated (Level 3 inputs).
Other Real Estate Owned: The fair value of other real estate owned is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Management may adjust the appraised value for estimated costs to sell. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

Assets and Liabilities Measured on a Recurring Basis
The tables below present the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as of September 30, 2009 and December 31, 2008:

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Available-for-sale securities	$313,461	$30,351	$268,605	$14,505

Tax credits	455	—	—	455

Loans held for sale	20,835	—	20,835	—

Total	$334,751	$30,351	$289,440	$14,960

		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 30,	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Available-for-sale securities	$299,339	$46	$295,163	$4,130

Tax credits	515	—	—	515

Loans held for sale	18,955	—	18,955	—

Total	$318,809	$46	$314,118	$4,645

The tables below present a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of September 30, 2009 and September 30, 2008:
Fair Value Measurements Using Significant Unobservable Inputs
(Level 3)

		Available-for-sale
	Tax credits	Securities	Total
	(dollars in thousands)

Beginning balance, January 1, 2009	$515	$4,130	$4,645

Total gains or losses (realized/unrealized)
Included in earnings
Other-than-temporary impairment	—	(356)	(356)
Amortization of tax credit investment	(60)	—	(60)
Included in other comprehensive income	—	1,598	1,598
Transfers in and/or out of Level 3	—	9,133	9,133

Ending balance, September 30, 2009	$455	$14,505	$14,960

Fair Value Measurements Using Significant Unobservable Inputs
(Level 3)

		Available-for-sale
	Tax credits	Securities	Total
	(dollars in thousands)

Beginning balance, January 1, 2008	$594	$—	$594

Total gains or losses (realized/unrealized)
Included in earnings
Other-than-temporary impairment	—	—	—
Amortization of tax credit investment	(60)	—	(60)
Included in other comprehensive income	—	—	—
Transfers in and/or out of Level 3	—	4,412	4,412

Ending balance, September 30, 2008	$534	$4,412	$4,946

Assets and Liabilities Measured on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2009 and December 31, 2008 are summarized below:

Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Assets:
Impaired loans	$11,160	—	—	$11,160
Other real estate owned	15,619	—	—	15,619

Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Assets:
Impaired loans	$14,743	—	—	$14,743
Other real estate owned	5,734	—	—	5,734
The following represents impairment charges recognized during the period:
Impaired loans, which are measured for impairment using the fair value of collateral for collateral-dependent loans, had a carrying amount of $14,069, with a valuation allowance of $2,909, resulting in an additional provision for loan losses of $3,181 and $10,827 for the three and nine months ended September 30, 2009, respectively. Impaired loans for which there is no specific allowance for credit losses had a carrying amount of $20,481 at September 30, 2009.
As of December 31, 2008 impaired loans had a carrying amount of $16,944, with a valuation allowance of $2,201. Impaired loans for which there is no specific allowance for credit losses had a carrying amount of $16,836 at December 31, 2008.
Other real estate owned, which is carried at lower of cost or fair value, was $15,619.
Disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value is required. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument.
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

The assumptions used in the estimation of the fair value of the Company’s financial instruments are explained below. Where quoted market prices are not available, fair values are based on estimates using discounted cash flow and other valuation techniques. Discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following fair value estimates cannot be substantiated by comparison to independent markets and should not be considered representative of the liquidation value of the Company’s financial instruments, but rather a good-faith estimate of the fair value of financial instruments held by the Company. Certain financial instruments and all nonfinancial instruments are excluded from disclosure requirements.
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

The fair value for subordinated debentures is calculated based upon current market spreads to LIBOR for debt of similar remaining maturities and collateral terms.

(i)	Commitments

The difference between the carrying values and fair values of commitments to extend credit are not significant and are not disclosed.
The carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2009 and December 31, 2008 are as follows:

	September 30,
	2009
	Carrying	Estimated
	amount	fair value
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$99,518	99,518
Investment securities	313,951	313,952
Loans, net	967,025	975,700
Financial liabilities:
Deposits	1,258,748	1,240,933
Federal funds purchased and securities sold under repurchase agreements	860	860
Other borrowed funds	600	600
Advances from FHLB	77,000	78,560
Subordinated debentures	22,947	14,760

	December 31,
	2008
	Carrying	Estimated
	amount	fair value
	(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$37,768	37,768
Investment securities	300,028	300,037
Loans, net	991,044	997,338
Financial liabilities:
Deposits	1,139,552	1,141,627
Federal funds purchased and securities sold under repurchase agreements	62,553	62,553
Other borrowed funds	—	—
Advances from FHLB	84,000	76,090
Subordinated debentures	20,000	11,814
Note 5 — Comprehensive Income
Other comprehensive income for the Company consists of changes in net unrealized gains and losses on investment securities available for sale. Net income of $740 coupled with a $1,839 change in other comprehensive income for the quarter resulted in a total comprehensive income of $2,579 for the three months ended September 30, 2009 compared to total comprehensive loss of $4 for the three months ended September 30, 2008. Net income of $1,433 coupled with a year to date $1,011 change in other comprehensive income resulted in a total comprehensive income of $2,444 for the nine months ended September 30, 2009 compared to total comprehensive income of $2,792 for the nine months ended September 30, 2008.
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
Note 7 — Subsequent Events
The Company evaluated subsequent events up and through October 30, 2009, which is the date the financial statements were issued. As a result of that evaluation no subsequent events were identified that required recognition or disclosure in the financial statements.

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
During the second quarter the Company made the decision to cease originations of new loans in its Greenville, South Carolina office and allow the portfolio, primarily real estate loans, to decline over the life of the remaining loans. No exit costs were incurred as a result of the decision.
During the second quarter Georgia Bank & Trust withdrew from its partnership of 30% interest with NMF Asset Management, LLC. As a result the Bank wrote off its investment of $20 in the partnership in the second quarter.
The Company’s primary market includes Richmond and Columbia Counties in Georgia and Aiken County in South Carolina, all part of the Augusta-Richmond County, GA-SC metropolitan statistical area (MSA). The 2008 population of the Augusta-Richmond County, GA-SA MSA was 534,218, the second largest in Georgia and fourth largest in South Carolina. The Augusta market area has a diversified economy based principally on government, public utilities, health care, manufacturing, construction, and wholesale and retail trade. Augusta is one of the leading medical centers in the Southeast. The Company entered the Athens, GA market in December 2005. The 2008 population for the Athens-Clarke County, GA MSA was 189,264, ranked fifth in the state of Georgia. The Athens market area has a diversified economy based primarily on government, retail services, tourism, manufacturing, other services, and health care, with the largest share of government jobs in the state.

The Company’s services include the origination of residential and commercial real estate loans, construction and development loans, and commercial and consumer loans. The Company also offers a variety of deposit programs, including noninterest-bearing demand, interest checking, money management, savings, and time deposits. In the primary market area, Augusta-Richmond County, GA-SC metropolitan area, the Company had 16.70% of all deposits and was the second largest depository institution at June 30, 2009, as cited from the Federal Deposit Insurance Corporation’s website. Securities sold under repurchase agreements are also offered. Additional services include wealth management, trust, retail investment, and mortgage. As a matter of practice, most mortgage loans are sold in the secondary market; however, some mortgage loans are placed in the portfolio based on asset/liability management strategies. The Company continues to concentrate on increasing its market share through various new deposit and loan products and other financial services and by focusing on the customer relationship management philosophy. The Company is committed to building life-long relationships with its customers, employees, shareholders, and the communities it serves.
The Company’s primary source of income is from its lending activities followed by interest income from its investment activities, service charges and fees on deposits, and gain on sales of mortgage loans in the secondary market. Interest income on loans decreased during the first nine months of 2009 as compared to the first nine months of 2008 due to lower interest rates and increased levels of loans placed on nonaccrual offset in part by increased volumes. Interest income on investment securities increased primarily due to increased volumes. Service charges and fees on deposits decreased as a result of decreases in NSF income on retail checking accounts due primarily to decreased economic activity and was partially offset by increases in ATM/Debit card income. Declining mortgage rates and a significant increase in mortgage refinancing activity resulted in an increase in gain on sales of loans for the first nine months of 2009 as compared to the same period in 2008. Investment securities gains increased due to $2,268 in gains on sales of securities somewhat offset by an other-than-temporary impairment charge of $475 recognized on two mortgage-backed securities and a $1,033 impairment charge related to investments in the common stock and trust preferred securities of Silverton Financial Services, Inc., parent holding company of Silverton Bank, N.A., which was placed in receivership on May 1, 2009.
Table 1 — Selected Financial Data

	September 30,	December 31,	December 31,
	2009	2008	2004
	(Dollars in thousands)
Assets	$1,475,805	$1,411,039	$706,517
Loans	983,851	1,005,786	494,170
Deposits	1,258,748	1,139,552	556,785

Annualized return on average total assets	0.13%	0.57%	1.29%
Annualized return on average equity	1.93%	8.48%	15.50%

The Company continues to experience growth although at a slower rate as evidenced in Table 1 above. The Company has also achieved increases in deposits and continues to provide returns on assets and equity although on a reduced level as noted in the table above. Annualized return on average total assets and annualized return on average equity have declined recently due primarily to increased levels of non-performing assets which have resulted in higher loan loss provisions. Net income for the year ended 2004 was $8.7 million compared to net income of $7.6 million at year end 2008. Net income for the nine months ended September 30, 2009 was $1.4 million compared to $6.9 million for the same period in 2008. Current market conditions along with increases to the provision for loan losses and impairment charges had a significant effect on net income for the year. The Company has paid cash dividends of $0.13 per share each quarter since 2004 but has elected to suspend dividends effective April 24, 2009 to conserve capital. The suspension of the dividend conserves approximately $3.5 million of capital per year.
The Company meets its liquidity needs by managing cash and due from banks, federal funds purchased and sold, maturity of investment securities, principal repayments from mortgage-backed securities, and draws on lines of credit. Additionally, liquidity can be managed through structuring deposit and loan maturities. The Company funds loan and investment growth with core deposits, securities sold under repurchase agreements, Federal Home Loan Bank advances and other wholesale funding including brokered certificates of deposit. During inflationary periods, interest rates generally increase and operating expenses generally rise. When interest rates rise, variable rate loans and investments produce higher earnings; however, deposit and other borrowings interest expense also rise. The Company monitors its interest rate risk as it applies to net income in a ramp up and down annually 200 basis points (2.00%) scenario and as it applies to economic value of equity in a shock up and down 200 (2.00%) basis points scenario. The Company monitors operating expenses through responsibility center budgeting.
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

Critical Accounting Estimates
The accounting and financial reporting policies of the Company and its subsidiaries conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Of these policies, management has identified the allowance for loan losses, determining the fair values of financial instruments, investment securities, income taxes, and other-than-temporary impairment as critical accounting estimates that requires difficult, subjective judgment and are important to the presentation of the financial condition and results of operations of the Company.
Allowance for Loan Losses
The allowance for loan losses is established through a provision for loan losses charged to expense, which affects the Company’s earnings directly. Loans are charged against the allowance for loan losses when management believes that the collectability of the principal is unlikely. Subsequent recoveries are added to the allowance. The allowance is an amount that reflects management’s estimate of the level of incurred losses in the portfolio. Factors considered by management in determining the adequacy of the allowance include, but are not limited to: (1) detailed reviews of individual loans; (2) historical and current trends in loan charge-offs for the various portfolio segments evaluated; (3) the level of the allowance in relation to total loans and to historical loss levels; (4) levels and trends in non-performing and past due loans; (5) collateral values of properties securing loans; (6) management’s assessment of economic conditions. The Company’s Board of Directors reviews the recommendations of management regarding the appropriate level for the allowance for loan losses based upon these factors.
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

Fair Value of Financial Instruments
A significant portion of the Company’s assets are financial instruments carried at fair value. This includes securities available for sale and certain loans held for sale. At September 30, 2009 and December 31, 2008 the percentage of total assets measured at fair value was 22.65% and 22.56% respectively. The majority of assets carried at fair value are based on either quoted market prices or market prices for similar instruments. At September 30, 2009, 4.48% of assets measured at fair value were based on significant unobservable inputs. This represents approximately 1.01% of the Company’s total assets. See Note 4 “Fair Value Measurements” in the “Notes to Consolidated Financial Statements” herein for additional disclosures regarding the fair value of financial instruments.
Investment Securities
The fair values for available-for-sale securities are generally based upon quoted market prices or observable market prices for similar instruments. These values take into account recent market activity as well as other market observable data such as interest rate, spread and prepayment information. When market observable data is not available, which generally occurs due to the lack of liquidity for certain securities, the valuation of the security is subjective and may involve substantial judgment. The Company conducts periodic reviews to identify and evaluate each available-for-sale security that has an unrealized loss for other-than-temporary impairment. An unrealized loss exists when the fair value of an individual security is less than its amortized cost basis. The primary factors the Company considers in determining whether an impairment is other-than-temporary are the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the Company’s intent and ability to retain its investment in the issuer for a period of time to allow for any anticipated recovery in market value. As of September 30, 2009 the Company had approximately $14,505 of available-for-sale securities, which is approximately 0.981% of total assets, valued using unobservable inputs (Level 3). These securities were primarily non-agency mortgage-backed securities and subordinated debentures issued by financial institutions.
Results of Operations
The Company’s net income for the third quarter of 2009 was $740, which was a decrease of $1,135 (60.53%) compared to net income of $1,875 for the third quarter of 2008. Diluted net income per share for the three months ended September 30, 2009 was $0.11 compared to $0.31 for the three months ended September 30, 2008. Net income for the first nine months of 2009 was $1,433, a decrease of $5,485 (79.29%) compared with net income of $6,918 for the first nine months of 2008. The decrease in net income for the three and nine months ended September 30, 2009 as compared with the three and nine months ended September 30, 2008, was primarily a result of increases in the provision for loan losses due to increased levels of nonperforming assets. Interest income on loans decreased due to lower interest rates and increased levels of nonaccrual loans somewhat offset by increased volumes. Interest income on investment securities increased due to increased volumes. Interest expense on deposits, securities sold under repurchase agreements and other borrowings decreased as a result of lower interest rates offset in part by higher volumes of interest bearing liabilities.

Factors contributing to the increase in noninterest income for the nine months ended September 30, 2009, were increases in gain on sales of loans and in net investment securities gains somewhat offset by a decrease in trust service fees and service charges and fees on deposits.
Gain on sales of loans increased substantially as mortgage rates declined and mortgage refinancing activity increased. For the quarter gain on sales of loans increased from $1,529 to $1,945 or 27.21%. Year-to-date gains increased from $4,365 to $6,643 or 52.19%.
Net investment securities gains including OTTI losses for the quarter were $25 which increased $4 over 2008. Year to date net investment gains were $718, an increase of $630 over 2008. The increases are primarily due to $2,268 in gains recognized on sales of investment securities somewhat offset by losses recognized due to the failure of Silverton Bank National Association of $1,033 and other than temporary impairment charges for two securities which totaled $475.
Service charges and fees on deposits for the quarter were $1,846, a decrease of $109 or 5.58%. Year to date service charges were $5,224, a decrease of $222 or 4.08%. The decreases were primarily due to decreases in consumer NSF fees. The decline in NSF income was primarily due to reduced consumer activity which the Company attributes to the economic environment.
Noninterest expense totaled $10,264 for the quarter, an increase of $899 or 9.60%. Year-to-date noninterest expense totaled $30,906, an increase of $3,356 or 12.18%. The increases during the three and nine months ended September 30, 2009 compared to the same periods ended September 30, 2008 were primarily due to increased FDIC insurance expenses and increased commissions paid on mortgage production. For the nine month period FDIC insurance expense increased approximately $1,610 due a special assessment of $670 as well as an increase in the insurance rate over prior year which increased from approximately 7bp to 16bp of insured deposits during the comparable periods. Commissions paid on mortgage production increased approximately $639 as a result of increased mortgage production.

Table 2 — Selected Balance Sheet Data

	September 30,	December 31,	Variance
	2009	2008	Amount	%
	(Dollars in thousands)
Cash, due from banks and interest-bearing deposits	$92,218	$27,988	$64,230	229.5%
Federal funds sold	7,300	9,780	(2,480)	(25.4%)
Investment securities	313,951	300,028	13,923	4.6%
Loans	983,851	1,005,786	(21,935)	(2.2%)
Other real estate owned	15,619	5,734	9,885	172.4%
Assets	1,475,805	1,411,039	64,766	4.6%
Deposits	1,258,748	1,139,552	119,196	10.5%
Securities sold under repurchase agreements	860	62,553	(61,693)	(98.6%)
Advances from Federal Home Loan Bank	77,000	84,000	(7,000)	(8.3%)
Liabilities	1,370,318	1,316,388	53,930	4.1%
Stockholders’ equity	105,487	94,651	10,836	11.4%
Table 2 highlights significant changes in the balance sheet at September 30, 2009 as compared to December 31, 2008. Assets increased $64,766, primarily the result of higher balances in cash, due from banks and interest-bearing deposits in other banks which increased $64,230 from December 31, 2008 to $92,218 at September 30, 2009, $64,186 of which was held at the Federal Reserve Bank. Management has maintained an increased level of liquid funds in light of current economic conditions and volatility in the banking industry. Gross loans decreased $21,935 due primarily to decreased demand resulting from the slowing economy. The decreased demand caused normal principal repayments to exceed the originations of new loans during the year. In addition, loans decreased due to real estate acquired through foreclosure which increased $9,885. Investment securities increased $13,923 due to in part to the decrease in loans, the growth in deposits and for the purpose of managing the Company’s interest rate risk profile. Proceeds from sales and maturities and other purchases were partially reinvested in instruments that required a lower level of regulatory capital and that have lower levels of interest rate risk. The increase in assets was funded by an increase in deposits of $119,196, somewhat offset by decreases in securities sold under repurchase agreements of $61,693. The large increase in deposits included approximately $60,000 in public funds which moved from securities sold under repurchase agreements to NOW accounts.
The annualized return on average assets for the Company was 0.13% for the nine months ended September 30, 2009, compared to 0.71% for the same period last year. While total assets have increased $97,675 since third quarter 2008, net income has decreased $5,485 resulting in a decrease in ROA.
The annualized return on average stockholders’ equity was 1.93% for the nine months ended September 30, 2009, compared to 10.39% for the same period last year. The decrease is primarily attributable to the decrease in net income.

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
Table 3 — Average Balances, Income and Expenses, Yields and Rates

	Three Months Ended Sept. 30, 2009			Three Months Ended Sept. 30, 2008
		Annualized			Annualized
		Average	Amount		Average	Amount
	Average	Yield or	Paid or	Average	Yield or	Paid or
	Amount	Rate	Earned	Amount	Rate	Earned
	(Dollars in thousands)
Interest-earning assets:
Loans	$981,976	5.69%	$14,218	$968,298	6.09%	$15,003
Investment securities
Taxable	265,590	4.60%	3,052	232,366	5.46%	3,171
Tax-exempt	22,123	4.38%	242	16,032	4.34%	174
Federal funds sold	7,300	1.19%	22	39,133	1.91%	188
Interest-bearing deposits in other banks	61,940	0.43%	68	500	5.40%	7

Total interest-earning assets	$1,338,929	5.18%	$17,602	$1,256,329	5.82%	$18,543

Interest-bearing liabilities:
Deposits	$1,079,093	2.08%	$5,658	$962,011	3.09%	$7,497
Federal funds purchased / securities sold under repurchase agreements	57,907	0.78%	114	59,266	1.97%	295
Other borrowings	101,764	3.93%	1,009	104,171	3.84%	1,009

Total interest-bearing liabilities	$1,238,764	2.17%	$6,781	$1,125,448	3.10%	$8,801

Net interest margin/income:		3.17%	$10,821		3.04%	$9,742

Table 4 — Average Balances, Income and Expenses, Yields and Rates

	Nine Months Ended Sept. 30, 2009			Nine Months Ended Sept. 30, 2008
		Annualized			Annualized
		Average	Amount		Average	Amount
	Average	Yield or	Paid or	Average	Yield or	Paid or
	Amount	Rate	Earned	Amount	Rate	Earned
	(Dollars in thousands)
Interest-earning assets:
Loans	$989,637	5.65%	42,228 $	$937,175	6.54%	$46,483
Investment securities
Taxable	270,247	5.08%	10,301	233,035	5.38%	9,406
Tax-exempt	20,476	4.32%	663	16,455	4.36%	538
Federal funds sold	27,384	0.31%	62	24,632	2.03%	375
Interest-bearing deposits in other banks	34,921	0.34%	90	500	5.00%	18

Total interest-earning assets	$1,342,665	5.27%	$53,344	$1,211,797	6.20%	$56,820

Interest-bearing liabilities:
Deposits	$1,076,330	2.29%	$18,469	$918,478	3.27%	$22,539
Federal funds purchased / securities sold under repurchase agreements	53,933	0.79%	320	62,043	2.49%	1,160
Other borrowings	104,144	3.75%	2,928	96,969	4.22%	3,072

Total interest-bearing liabilities	$1,234,407	2.35%	$21,717	$1,077,490	3.31%	$26,771

Net interest margin/income:		3.11%	$31,627		3.25%	$30,049

Net interest income increased $1,079 (11.08%) during the three month period and $1,578 (5.25%) during the nine month period as compared to the same period in 2008. Loan interest income decreased $785 and $4,255 in the three and nine month periods, respectively, as a result of decreasing interest rates and increased levels of nonaccrual loans offset in part by growth in account balances. Deposit interest expense decreased $1,839 and $4,070 in the three and nine month periods, respectively, as a result of decreasing interest rates offset in part by the continued growth of account balances. Annualized loan yields for the quarter decreased from 6.09% to 5.69% and were impacted by decreases in market interest rates as well as increased levels of nonaccrual loans. Since September 30, 2008 the federal funds target rate declined from 2.00% to 0.25% which resulted in a decrease of 1.75% in the Bank’s prime rate from 5.00% to 3.25%. In addition, the level of nonaccrual loans resulted in the reversal of $908 in interest income which reduced the average loan yield by approximately 9 basis points. Due to the declining interest rate environment, the quarterly annualized average rate of interest bearing liabilities decreased from 3.10% to 2.17%. at September 30, 2009 compared to September 30, 2008. Other contributing factors during the nine month period included increases in interest income on investment securities and decreases in interest expense on securities sold under repurchase agreements.

The Company’s net interest margin for the three and nine months ended September 30, 2009 was 3.17% and 3.11% respectively as compared to 3.04% and 3.25% for the three and nine months ended September 30, 2008. This decrease in the net interest margin for the nine month period was impacted by increased levels of nonaccrual loans which resulted in the reversal of interest income of $142 and $908 for the three months and nine months periods respectively. This trend of increasing nonaccrual loans and the resultant impact on net interest income could continue as long as regional and national economic trends remain negative. The rate for earning assets decreased 64 basis points and 93 basis points for the three and nine month periods, respectively, with lower average yields on loans, interest-bearing deposits and federal funds sold accounting for most of the decrease. The cost to fund earning assets decreased 93 basis points and 96 basis points for the three and nine month periods, respectively, primarily due to lower rates on deposits and securities sold under repurchase agreements.
Changes in the net interest income from period to period result from increases or decreases in the volume of interest-earning assets and interest-bearing liabilities, increases or decreases in the average rates earned and paid on such assets and liabilities, the ability to manage the earning asset portfolio, and the availability of particular sources of funds, such as noninterest-bearing deposits. The following tables present the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have impacted the Company’s interest income and interest expense during the periods indicated. Information is provided in each category with respect to changes attributable to change in volume (change in volume multiplied by prior rate), changes attributable to change in rate (change in rate multiplied by prior volume), and changes in rate/volume (change in rate multiplied by change in volume).
Table 5 — Rate/Volume Analysis

	Three Months Ended
	September 30, 2009 compared to September 30, 2008
	Increase (Decrease) due to
	Volume	Rate	Combined	Total
Interest-earning assets:
Loans	212	(983)	(14)	(785)
Investment securities	529	(501)	(79)	(51)
Federal funds sold	(153)	(70)	57	(166)
Interest-bearing deposits in other banks	860	(6)	(793)	61

Total interest-earning assets	1,448	(1,560)	(829)	(941)

Interest-bearing liabilities:
Deposits	912	(2,453)	(298)	(1,839)
Federal funds purchased / securities sold under repurchase agreements	(7)	(178)	4	(181)
Other borrowings	(23)	24	(1)	—

Total interest-bearing liabilities	882	(2,607)	(295)	(2,020)

Net change in net interest income	$566	$1,047	$(534)	$1,079

Table 6 — Rate/Volume Analysis

	Nine Months Ended
	September 30, 2009 compared to September 30, 2008
	Increase (Decrease) due to
	Volume	Rate	Combined	Total
Interest-earning assets:
Loans	2,602	(6,494)	(363)	(4,255)
Investment securities	1,643	(535)	(88)	1,020
Federal funds sold	42	(319)	(36)	(313)
Interest-bearing deposits in other banks	1,239	(17)	(1,150)	72

Total interest-earning assets	5,526	(7,365)	(1,637)	(3,476)

Interest-bearing liabilities:
Deposits	3,873	(6,778)	(1,165)	(4,070)
Federal funds purchased / securities sold under repurchase agreements	(152)	(793)	105	(840)
Other borrowings	227	(346)	(25)	(144)

Total interest-bearing liabilities	3,948	(7,917)	(1,085)	(5,054)

Net change in net interest income	$1,578	$552	$(552)	$1,578

Provision for Loan Losses
The provision for loan losses is the charge to operating earnings necessary to maintain the allowance for loan losses at a level which, in management’s estimate, is adequate to cover the estimated amount of incurred losses in the loan portfolio. The provision for loan losses totaled $4,879 for the three months ended September 30, 2009 compared to $2,073 for the three months ended September 30, 2008 and $14,741 for the nine months ended September 30, 2009 compared to $4,996 for the same period in 2008. See “Allowance for Loan Losses” for further analysis of the provision for loan losses.

Noninterest Income
Table 7 — Noninterest Income

	Three Months Ended				Nine Months Ended
	September 30,		Variance		September 30,		Variance
	2009	2008	Amount	%	2009	2008	Amount	%
	(Dollars in thousands)				(Dollars in thousands)
Service charges and fees on deposits	$1,846	$1,955	$(109)	(5.6%)	$5,224	$5,446	$(222)	(4.1%)
Gain on sales of loans	1,945	1,529	416	27.2%	6,643	4,365	2,278	52.2%
(Loss) gain on sale of fixed assets	—	(1)	1	100.0%	(16)	7	(23)	(328.6%)
Investment securities gains, net of OTTI	25	21	4	19.0%	718	88	630	715.9%
Retail investment income	326	277	49	17.7%	854	841	13	1.5%
Trust services fees	268	288	(20)	(6.9%)	766	873	(107)	(12.3%)
Increase in cash surrender value of bank-owned life insurance	256	190	66	34.7%	649	548	101	18.4%
Miscellaneous income	142	178	(36)	(20.2%)	428	652	(224)	(34.4%)

Total noninterest income	$4,808	$4,437	$371	8.4%	$15,266	$12,820	$2,446	19.1%

Noninterest income increased $371 (8.36%) during the three month period and increased $2,446 (19.08%) during the nine month period as compared to the same periods in 2008. The most significant changes for the three and nine month periods were increases in gain on sales of loans and net investment securities gains somewhat offset by decreases in trust services fees and service charges and fees on deposits. The increased gain on sales of loans was due to a significant increase in refinancing volume. Net investment securities gains of $718 increased during the nine month period as compared to the same period in 2008 due primarily to $2,268 in gains on sales of securities offset by a $475 impairment charge for two securities deemed to be other-than-temporarily impaired and the $1,033 impairment loss on the common stock and trust preferred securities of Silverton Financial Services, Inc., parent holding company of Silverton Bank, N.A.

Noninterest Expense
Table 8 — Noninterest Expense

	Three Months Ended				Nine Months Ended
	September 30,		Variance		September 30,		Variance
	2009	2008	Amount	%	2009	2008	Amount	%
		(Dollars in thousands)				(Dollars in thousands)
Salaries and other personnel expense	$5,469	$5,202	$267	5.1%	$16,927	$15,755	$1,172	7.4%
Occupancy expenses	1,213	1,122	91	8.1%	3,495	3,153	342	10.8%
Other operating expenses	3,582	3,041	541	17.8%	10,484	8,642	1,842	21.3%

Total noninterest expense	$10,264	$9,365	$899	9.6%	$30,906	$27,550	$3,356	12.2%

Salaries and other personnel expenses:
Salaries and other personnel expense increased $267 (5.13%) during the three month period and $1,172 (7.44%) during the nine month period as compared to the same periods in 2008. This increase was primarily due to additional commission expense related to the increased level of mortgage originations.
Occupancy expenses:
Increases in occupancy expenses during the three and nine month periods were primarily due to increased depreciation expense as a result of the purchase of an upgraded mainframe computer and related software.
Other operating expenses:
Other operating expenses increased $541 (17.79%) for the three month period and $1,842 (21.31%) for the nine month period as compared to the same periods in 2008. The increase was due primarily to expenses and loss on sales associated with real estate acquired through foreclosure, a $276 prepayment penalty on an FHLB advance and a $1,610 increase in FDIC insurance expense as a result of increased accrual rates and a one time special assessment for FDIC insurance.
Income Taxes
The Company recognized an income tax benefit of $254 and $187 for the three and nine months ended September 30, 2009 respectively as compared to income tax expense of $866 and $3,405 for the same periods in 2008. The significant decrease in pretax income coupled with a higher proportion of nontaxable interest income resulted in a decrease in income tax expense and the effective income tax rate for the three and nine month periods.

Loans
The following table presents the composition of the Company’s loan portfolio as of September 30, 2009 and December 31, 2008.
Table 9 — Loan Portfolio Composition

	September 30, 2009		December 31, 2008
	Amount	%	Amount	%
		(Dollars in thousands)
Commercial financial and agricultural	$97,743	10.15%	$109,751	11.12%

Real estate
Commercial	311,930	32.39%	266,362	26.49%
Residential	215,546	22.38%	212,856	21.57%
Construction and development	313,550	32.56%	369,731	37.47%

Total real estate	841,026	87.33%	848,949	86.29%

Lease financing	—	0.00%	33	0.00%
Consumer
Direct	21,363	2.22%	24,272	2.46%
Indirect	2,250	0.23%	3,319	0.34%
Revolving	797	0.08%	905	0.09%

Total consumer	24,410	2.53%	28,496	2.89%

Deferred loan origination fees	(163)	(0.02%)	(398)	(0.03%)

Total	$963,016	100.00%	$986,831	100.00%

At September 30, 2009, the loan portfolio is comprised of 87.33% real estate loans. Commercial, financial and agricultural loans comprise 10.15%, and consumer loans comprise 2.53% of the portfolio.
While the Company has 87.33% of its loan portfolio composed of real estate loans, this percentage is not significantly higher than in previous years. Commercial real estate comprises 32.39% of the loan portfolio and consist of both non-owner occupied and owner occupied properties where the operations of the commercial entity provide the necessary cash flow to service the debt. For this portion of real estate loan portfolio, repayment is not dependent upon the sale of the real estate held as collateral. Construction and development (32.56%) has been an increasingly important portion of the real estate loan portfolio. The Company carefully monitors the loans in this category since the repayment of these loans is generally dependent upon the sale of the real estate in the normal course of business and can be impacted by national and local economic conditions. New construction and absorption of existing real estate inventory in the Company’s primary market area of the Augusta-Richmond County, GA-SC MSA have slowed and prices have declined but less than the national rate. Conditions on certain loans the Company has made in markets outside the Company’s primary market area are outlined in the table on page 45. The residential category, 22.38% of the portfolio, represents those loans that the Company chooses to maintain in its portfolio rather than selling into the secondary market for marketing and competitive reasons and commercial loans secured by residential real estate.

The Company has no large loan concentrations to individual borrowers. Unsecured loans at September 30, 2009 were $18.8 million.
Interest reserves are established for certain ADC (acquisition development and construction) loans based on the feasibility of the project, the timeframe for completion, the creditworthiness of the borrower and guarantors, and collateral. An interest reserve allows the borrower’s interest cost to be capitalized and added to the loan balance. As a matter of practice the Bank does not generally establish loan funded interest reserves on ADC loans; however, the Company’s loan portfolio includes six loans with interest reserves at September 30, 2009. The following tables detail the loans and accompanying interest reserves as of September 30, 2009 and December 31, 2008.

	September 30, 2009
		Reserves
	Balance	Original	Advanced	Remaining
		(Dollars in thousands)

Loan 1	$4,246	138	138	—
Loan 2	8,498	300	117	183
Loan 3	2,546	255	255	—
Loan 4	455	30	30	—
Loan 5	167	10	10	—
Loan 6	1,175	81	78	3

	December 31, 2008
		Reserves
	Balance	Original	Advanced	Remaining
		(Dollars in thousands)

Loan 1	$1,245	138	16	122
Loan 2	—	300	—	300
Loan 3	2,088	255	192	63
Loan 4	440	30	15	15
Loan 5	163	10	5	5
Loan 6	1,113	81	19	62
Underwriting for ADC loans with interest reserves follows the same process as those loans without reserves. In order for the bank to establish a loan-funded interest reserve, the borrower must have the ability to repay without the use of a reserve and a history of developing and stabilizing similar properties. All ADC loans, including those with interest reserves, are carefully monitored through periodic construction site inspections by Bank employees or third party inspectors to ensure projects are moving along as planned. The Bank assesses the appropriateness of the use of interest reserves during the entire term of the loan as well as the adequacy of the reserve. Collateral inspections are completed before approval of advances. Two of these loans have been extended; one due to delays and time needed to obtain current financial information on the guarantors and another to allow for completion of the final punch list and negotiation of the permanent loan. None of these loans have been restructured or are currently on nonaccrual.

Loan Review and Classification Process
The Company maintains a loan review and classification process which involves multiple officers of the Company and is designed to assess the general quality of credit underwriting and to promote early identification of potential problem loans. All loan officers are charged with the responsibility of risk rating all loans in their portfolios and updating the ratings, positively or negatively, on an ongoing basis as conditions warrant. Risk ratings are selected from an 8-point scale with ratings as follows: ratings 1- 4 Satisfactory (pass), rating 5 Watch (potential weakness), rating 6 Substandard (well-defined weakness), rating 7 Doubtful and rating 8 Loss.
When a loan officer originates a new loan, he documents the credit file with an offering sheet summary, supplemental underwriting analyses, relevant financial information and collateral evaluations. All of this information is used in the determination of the initial loan risk rating. Then, the Company’s Credit Administration department undertakes an independent credit review of that relationship in order to validate the lending officer’s rating. Lending relationships with total related exposure of $500 or greater are also placed into a tracking database and reviewed by Credit Administration personnel on an annual basis in conjunction with the receipt of updated borrower and guarantor financial information. The individual loan reviews analyze such items as: loan type; nature, type and estimated value of collateral; borrower and/or guarantor estimated financial strength; most recently available financial information; related loans and total borrower exposure; and current/anticipated performance of the loan. The results of such reviews are presented to Executive Management.
Through the review of delinquency reports, updated financial statements or other relevant information in the normal course of business, the lending officer and/or Credit Administration review personnel may determine that a loan relationship has weakened to the point that a criticized (loan grade 5) or classified (loan grade 6 through 8) status is warranted. When a loan relationship with total related exposure of $200 or greater is adversely graded (5 or 6), the lending officer is then charged with preparing a Classified/Watch report which outlines the background of the credit problem, current repayment status of the loans, current collateral evaluation and a workout plan of action. This plan may include goals to improve the credit rating, assisting the borrower in moving the loans to another institution and/or collateral liquidation. All such Classified/Watch reports are reviewed on a quarterly basis by members of Executive Management at a regularly scheduled meeting in which each lending officer presents the workout plans for his criticized credit relationships.

Depending upon the individual facts, circumstances and the result of the Classified/Watch review process, Executive Management may categorize the loan relationship as impaired. Once that determination has occurred, Executive Management in conjunction with Credit Administration personnel, will complete an evaluation of the collateral (for collateral-dependent loans) based upon appraisals in file adjusting for current market conditions and other local factors that may affect collateral value. This judgmental evaluation may produce an initial specific allowance for placement in the Company’s Allowance for Loan & Lease Losses calculation. As soon as practical, updated appraisals on the collateral backing that impaired loan relationship are ordered. When the updated appraisals are received, Executive Management with assistance from Credit Administration department personnel reviews the appraisal, and updates the specific allowance analysis for each loan relationship accordingly. The Director’s Loan Committee reviews on a quarterly basis the Classified/Watch reports including changes in credit grades of 5 or higher as well as all impaired loans, the related allowances and OREO.
In general, once the specific allowance has been finalized, Executive Management will authorize a charge-off prior to the following calendar quarter-end in which that reserve calculation is finalized.
The review process also provides for the upgrade of loans that show improvement since the last review.
Nonperforming Assets
Non-performing assets include nonaccrual loans, loans past due 90 days or more, restructured loans and other real estate owned. Table 10 shows the current and prior period amounts of non-performing assets. Non-performing assets were $56,579 at September 30, 2009, compared to $40,515 at December 31, 2008 and $38,282 at September 30, 2008. Significant changes from December 2008 to September 2009 include an $9,885 increase in other real estate owned and a $4,199 increase in nonaccrual loans.
There were $3,168 loans past due 90 days or more and still accruing at September 30, 2009 as compared to $7,298 at December 31, 2008 and none at September 30, 2008.
Restructured loans are loans on which the original terms have been modified in favor of the borrower or either principal or interest has been forgiven due to deterioration in the borrower’s financial condition. Restructured loans totaled $3,339 at September 30, 2009.

Table 10 — Non-Performing Assets
(Dollars in thousands)

	September 30, 2009	December 31, 2008	September 30, 2008
Nonaccrual loans:
Commercial financial and agricultural	$602	$261	$181
Real Estate:
Commercial	2,299	3,491	3,734
Residential	4,383	2,815	3,002
Construction and development	31,299	27,908	30,795
Consumer:
Direct	397	306	192
Revolving	—	—	1

Total Nonaccrual loans	38,980	34,781	37,905

Restructured loans (1)	1,980	—	—
Other real estate owned	15,619	5,734	377

Total Non-performing assets	$56,579	$40,515	$38,282

Loans past due 90 days or more and still accruing interest	$3,168	$7,298	$—

Non-performing assets to total assets	3.83%	2.87%	2.78%

Non-performing assets to total loans and OREO	5.78%	4.08%	3.88%

Allowance for loan loss to total non-performing loans	43.17%	42.39%	35.66%

(1)	One restructured loan was on nonaccrual status as of 09/30/09 and is included in nonaccrual loans in the table.
The table below presents a roll forward of other real estate owned for the nine month period ended September 30, 2009 and September 30, 2008.
Table 11 — Other Real Estate Owned
(Dollars in thousands)

	2009	2008
Beginning balance, January 1	$5,734	$0
Additions	16,831	863
Sales	(6,430)	(482)
(Loss) gain on sale of OREO	(516)	(4)

Ending balance, September 30	$15,619	$377

The increase in other real estate owned is primarily due to the foreclosure of impaired loans, the most significant of which are included in the table below. The net increase in nonaccrual loans reflects increased levels of such loans offset by foreclosures and loans returned to accrual status due to improved performance. A significant portion of the increases were in ADC loans.

				Nonaccrual			($000s)		Appraisal
			Originated	Date	Trigger	Collateral	Allowance	Method	Date

ADC Loan — Georgia Loan Participation	$1,076		04/02/07	11/06/08	delinquency	lots	—	collateral value	12/08
ADC Loan — Georgia Loan Participation	3,277		12/13/06	02/09/09	delinquency	land	—	collateral value	04/01/09
ADC Loan — Athens, Georgia	1,128		07/31/06-10/11/06	01/28/09	delinquency	houses	—	collateral value	05/22/09
ADC Loan — Georgia Loan Participation	1,793		12/06/06	09/17/08	delinquency	lots	—	collateral value	12/08
ADC Loan — Georgia Loan Participation	1,727		04/13/06	09/17/08	delinquency	lots	—	collateral value	In Process
CRE, 1-4 family lots, Consumer loans — CSRA	1,359		06/17/08-06/01/09	04/10/09	delinquency	various	351	collateral value	In Process
ADC Loan — Athens, Georgia	3,600		03/29/06	06/11/09	delinquency	condominums	1,400	collateral value	06/09
ADC Loan — CSRA	3,569		08/25/06	08/17/09	delinquency	lots	—	collateral value	09/09
ADC Loan — Athens, Georgia	3,350		01/12/05-07/26/06	4/08-6/08	delinquency	lots & land	—	collateral value	In Process
ADC Loan — Athens, Georgia	883		03/26/08	06/02/08	delinquency	lots	—	collateral value	In Process
ADC Loan — Athens, Georgia	4,279		08/18/06-01/10/07	01/28/09	delinquency	land & townhomes	515	collateral value	03/01/09
		$26,041
Other, net		12,939

Nonaccrual loans at September 30, 2009		$38,980

The ratio of non-performing assets to total loans and other real estate was 5.78% at September 30, 2009 compared to 4.08% at December 31, 2008 and 3.88% at September 30, 2008. The ratio of allowance for loan losses to total non-performing loans was 43.17% at September 30, 2009 compared to 42.39% at December 31, 2008 and 35.66% at September 30, 2008. The resolution of non-performing assets continues to be a priority of management.
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

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management’s analysis of risk in the loan portfolio. Loans determined to be uncollectible are charged to the allowance for loan losses and subsequent recoveries are added to the allowance. A provision for losses in the amount of $4,879 was charged to expense for the quarter ended September 30, 2009 compared to $2,073 for the quarter ended September 30, 2008, and $14,741 for the nine months ended September 30, 2009 compared to $4,996 for the nine months ended September 30, 2008. The increase in provision for loan losses for both three and nine month periods is primarily due to an increase in impaired loans and increased levels of classified/watch rated debt as well as management’s assessment of the current economic environment.
National economic conditions and real estate market conditions in several of the markets in which the Bank has outstanding loans contributed to the increase in impaired loans. These factors have combined to slow the rates of absorption for developers’ residential lots and builders’ completed homes. Significant portions of the overall level of impaired loans are in the Atlanta, Savannah and Athens markets. The following table provides selected asset quality information related to the acquisition development and construction loan portfolio as of September 30, 2009 and December 31, 2008.

Table 12 — Acquisition Development and Construction Loans

	September 30,	December 31,
	2009	2008
	(Dollars in thousands)

CSRA — primary market area
Period-end loans	242,171	266,156
FAS 114 Impaired loans	4,292	5,187
Classified/watch rated loans	27,000	9,879
Charge-offs % (annualized)	0.28%	0.19%
FAS 114 allowance / Impaired loans	0.91%	0.00%
FAS 5 Allowance / Loans not impaired %	1.13%	0.67%
Allowance / Charge-offs	4.09	4.78

Savannah, Georgia
Period-end loans	20,576	28,300
FAS 114 Impaired loans	1,464	2,645
Classified/watch rated loans	4,801	5,060
Charge-offs % (annualized)	12.16%	3.18%
FAS 114 allowance / Impaired loans	11.95%	6.62%
FAS 5 Allowance / Loans not impaired %	5.60%	4.20%
Allowance / Charge-offs	0.50	1.39

Athens, Georgia
Period-end loans	27,514	31,806
FAS 114 Impaired loans	13,216	8,772
Classified/watch rated loans	2,037	13,667
Charge-offs % (annualized)	19.42%	1.78%
FAS 114 allowance / Impaired loans	14.49%	12.04%
FAS 5 Allowance / Loans not impaired %	7.54%	3.97%
Allowance / Charge-offs	0.56	2.55

ADC Participations — Georgia
Period-end loans	14,956	21,676
FAS 114 Impaired loans	8,456	10,637
Classified/watch rated loans	6,500	48
Charge-offs % (annualized)	31.17%	8.88%
FAS 114 allowance / Impaired loans	0.67%	4.09%
FAS 5 Allowance / Loans not impaired %	3.00%	9.55%
Allowance / Charge-offs	0.05	0.77

ADC Participations — Florida
Period-end loans	4,927	8,005
FAS 114 Impaired loans	1,034	3,650
Classified/watch rated loans	—	704
Charge-offs % (annualized)	11.20%	0.19%
FAS 114 allowance / Impaired loans	0.00%	11.34%
FAS 5 Allowance / Loans not impaired %	3.01%	4.27%
Allowance / Charge-offs	0.21	2.00

Total ADC Impaired Loans	28,462	30,891
Total ADC Classified/Watch Loans	40,338	29,358

The increase in the allowance for loan losses as of September 30, 2009 as compared to September 30, 2008 is primarily due to increases in the allowance applicable to specific loans and increases to the allowance due to higher levels of classified and watch-rated debt as well as management’s assessment of current economic environment. Also impacting the allowance were charge-offs of $13,313 of which $10,299, or 77.36%, were related to ADC loans. Of the ADC charge-offs $3,910, or 37.96%, are related to collateral dependent ADC loan participations, $4,007 or 38.91% are related to ADC loans in the Athens, Georgia market and $1,877 or 18.23% are related to ADC loans in the Savannah, Georgia market. The provision for loan losses exceeded charge-offs during the quarter which contributed to an increase in the ratio of allowance for loan losses to total loans as noted in the table below.
Table 13 — Allowance for Loan Losses

	September 30,
	2009	2008
	(Dollars in thousands)

Total loans outstanding at end of period, net of unearned income	$963,016	$985,239

Average loans outstanding, net of unearned income	$967,764	$937,175

Balance of allowance for loan losses at beginning of year	$14,742	$11,800

Charge-offs:
Commercial, financial and agricultural	640	586
Real estate — acquisition, development and construction	10,299	2,301
Real estate — mortgage	1,874	340
Consumer	500	581

Total charge-offs	13,313	3,808

Recoveries of previous loan losses:
Commercial, financial and agricultural	317	276
Real estate — acquisition, development and construction	2	22
Real estate — mortgage	183	43
Consumer	154	187

Total recoveries	656	528

Net loan losses	12,657	3,280
Provision for loan losses	14,741	4,996

Balance of allowance for loan losses at end of period	$16,826	$13,516

Allowance for loan losses to period end loans	1.75%	1.37%
Net charge-offs to average loans	1.31%	0.35%

At September 30, 2009 the ratio of allowance for loan losses to total loans was 1.75% compared to 1.49% at December 31, 2008 and 1.37% at September 30, 2008. Management considers the current allowance for loan losses appropriate based upon its analysis of risk in the portfolio, although there can be no assurance that the assumptions underlying such analysis will continue to be correct.
Liquidity and Capital Resources
The Company has maintained adequate liquidity to meet operating and loan funding requirements despite current market conditions. The loan to deposit ratio at September 30, 2009 was 78.16% compared to 88.26% at December 31, 2008 and 88.86% at September 30, 2008. The decrease in the loan to deposit ratio from December 31, 2008 to September 30, 2009 reflects the decreased demand for loans resulting from the slowing economy coupled with an increased level of deposits. Deposits at September 30, 2009 and December 31, 2008 include $246,627 and $244,540 of brokered certificates of deposit, respectively. The Bank and the Thrift have also utilized borrowings from the Federal Home Loan Bank. They each maintain a line of credit with the Federal Home Loan Bank approximating 10% of their total assets. Federal Home Loan Bank advances are collateralized by eligible first mortgage loans, commercial real estate loans and investment securities. These borrowings totaled $77,000 at September 30, 2009. The Bank maintains repurchase lines of credit with SunTrust Robinson Humphrey, Atlanta, Georgia, for advances up to $20,000 of which no amounts were outstanding at September 30, 2009. The Bank has a federal funds purchased accommodation with SunTrust Bank, Atlanta, Georgia for advances up to $10,000. Effective May 1, 2009 Silverton Bank, N.A. was closed by the Office of the Comptroller of the Currency (OCC). The Federal Deposit Insurance Corporation (FDIC) created a bridge bank to take over the operations of Silverton Bank and the FDIC was appointed receiver. On July 29, 2009 federal funds purchased accommodations with the bridge bank in the amount of $16,700 for the Bank and $4,600 for the Thrift were discontinued. Management established another correspondent relationship with Center State Bank, Orlando, Florida, for a $10,000 repurchase line of credit. Additionally, liquidity needs can be supplemented by the structuring of the maturities of investment securities and the pricing and maturities on loans and deposits offered to customers. The Company also uses retail securities sold under repurchase agreements to fund growth. Retail securities sold under repurchase agreements were $860 at September 30, 2009.
During the second quarter of 2009, the Company issued to a related party, R.W. Pollard Enterprises, LLP a $2.9 million unsecured subordinated debenture in a private placement exempt from registration under Rule 506 of the Act, as amended. The proceeds were used to increase capital at Georgia Bank & Trust Company.
Stockholders’ equity to total assets was 7.15% at September 30, 2009 compared to 6.71% at December 31, 2008 and 6.57% at September 30, 2008. During the second quarter of 2009, the Company issued and sold 683,272 shares of common stock at a purchase price of $13.25 per share (representing aggregate proceeds of approximately $9.0 million) in a private placement pursuant to Rule 506 under the Securities Act of 1933, as amended (the “Act”). The proceeds were used to increase capital at Georgia Bank & Trust Company.

The capital of the Company exceeded all required regulatory guidelines at September 30, 2009. The Company’s Tier 1 risk-based, total risk-based and leverage capital ratios were 11.56%, 13.03%, and 8.46%, respectively, at September 30, 2009.
The following table reflects the current regulatory capital levels in more detail, including comparisons to the regulatory minimums.
Table 14 — Regulatory Capital Requirements
September 30, 2009
(Dollars in Thousands)

			Required for capital
	Actual		adequacy purposes		Excess
	Amount	Percent	Amount	Percent	Amount	Percent
Southeastern Bank Financial Corporation

Risk-based capital:
Tier 1 capital	$124,288	11.56%	43,003	4.00%	81,285	7.56%
Total capital	140,126	13.03%	86,005	8.00%	54,121	5.03%
Tier 1 leverage ratio	124,288	8.46%	58,771	4.00%	65,517	4.46%

Georgia Bank & Trust Company

Risk-based capital:
Tier 1 capital	$109,276	11.55%	37,841	4.00%	71,435	7.55%
Total capital	121,138	12.81%	75,682	8.00%	45,456	4.81%
Tier 1 leverage ratio	109,276	8.31%	59,142	4.50%	50,134	3.81%

Southern Bank & Trust

Risk-based capital:
Tier 1 capital	$14,126	11.14%	5,070	4.00%	9,056	7.14%
Total capital	15,716	12.40%	10,140	8.00%	5,576	4.40%
Tier 1 leverage ratio	14,126	8.58%	6,586	4.00%	7,540	4.58%
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
Unfunded commitments to extend credit where contract amounts represent potential credit risk totaled $193,877 at September 30, 2009. These commitments are primarily at variable interest rates.
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
Table 15 — Commitments and Contractual Obligations
($ in thousands)

	Less than	1 – 3	3 – 5	More than
	1 Year	Years	Years	5 Years
Lines of credit	$193,877	—	—	—
Lease agreements	362	506	88	70
Deposits	1,120,753	130,749	6,693	553
Securities sold under repurchase agreements	860	—	—	—
FHLB advances	10,000	15,000	13,000	39,000
Other borrowings	600	—	—	—

Total commitments and contractual obligations	$1,326,452	$146,255	$19,781	$39,623

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2009, there were no substantial changes in the interest rate sensitivity analysis or the sensitivity of market value of portfolio equity for various changes in interest rates calculated as of December 31, 2008. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company’s audited consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2008 included in the Company’s 2008 Annual Report on Form 10-K.
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
Item 1A. Risk Factors
In addition to the other information set forth in this report and the additional risk factor set forth below, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect its business, financial condition or future results. The risks described below and in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to management or that management currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.
Oversupply of assets and declining real estate values in our markets has led, and may continue to lead, to a reduction of asset values resulting in significant write-downs that negatively affect our capital.
Many banks in our core markets and in the markets in which we hold participations are addressing capital and earnings issues by reducing significantly their asset bases. The resulting oversupply of assets, coupled with declining real estate and asset values based on general economic conditions, have resulted and may continue to result in steeply discounted market prices. Because these prices are then used as a reference in appraisals, the appraised values of the assets we hold, and therefore the value we must reflect in preparing our financial statements, is required to be written down to reflect these prices. This in turn reduces our asset and capital levels. If this oversupply continues and market conditions deteriorate or do not improve, our capital levels could decrease to a level that would materially impair our financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
On April 15, 2004, the Company announced the commencement of a stock repurchase program, pursuant to which it will, from time to time, repurchase up to 100,000 shares of its outstanding stock. The program does not have a stated expiration date. No stock repurchase programs were terminated during the third quarter of 2009 and there were no shares repurchased under the existing stock repurchase plan or otherwise during the third quarter.

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

SOUTHEASTERN BANK FINANCIAL CORPORATION

Date: October 30, 2009	By:	/s/ Darrell R. Rains

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