Form 10-K
period 2009-12-31
Southeastern Bank Financial CORP
filed 2010-02-25
CIK 880116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-24172
SOUTHEASTERN BANK FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

GEORGIA	58-2005097
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3530 Wheeler Road
Augusta, Georgia	30909
(Address of principal executive offices)	(Zip Code)
(706) 738-6990
(Registrant’s telephone number, including area code)
None
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $3.00 par value per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
(do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $47,606,003 based on the closing sale price of $15.50 per share as reported on the Over the Counter Bulletin Board.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 17, 2010

Common Stock, $3 par value per share	6,673,352 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Proxy Statement for the Annual Meeting of Shareholders to be held April 28, 2010	Part III

Introductory Note: Due to market conditions affecting the financial services industry and the Registrant during 2009, the aggregate market value of the Registrant’s common stock held by non-affiliates (its “public float”) fell below $50 million as of June 30, 2009. As a result, the Company has exited “accelerated filer” status and is now classified as a “smaller reporting company” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended. The Company has elected, however, to file a report and attestation as to its internal controls over financial reporting and otherwise comply voluntarily, as to the disclosure contained in this Annual Report on Form 10-K, with the requirements applicable to an accelerated filer.
Item 1. Description of Business
General
Southeastern Bank Financial Corporation (the “Company”) is a Georgia corporation that is a bank holding company registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “BHCA”). The Company had total consolidated assets of $1.5 billion, total deposits of $1.3 billion and total stockholders’ equity of $93.7 million at December 31, 2009. The Company has two wholly-owned subsidiaries that primarily do business in the Augusta-Richmond County, GA-SC metropolitan area-Georgia Bank & Trust Company of Augusta (“GB&T”) and Southern Bank & Trust (“SB&T” or “Thrift”). GB&T, a Georgia state bank, operates its main office and eight full service branches in Augusta, Martinez, and Evans, Georgia, and one branch in Athens, Georgia, with mortgage origination offices located in Augusta, Savannah and Athens, Georgia. SB&T Capital Corporation (“the LPO”) a wholly owned subsidiary of the Bank, was organized on August 16, 2007 and opened an office in Greenville, South Carolina. During the second quarter of 2009 the Company made the decision to cease originations of new loans in the Greenville office and allow the portfolio, primarily real estate loans, to decline over the life of the remaining loans. No exit costs were incurred as a result of the decision. On November 1, 2007, GB&T entered into an Operating Agreement with NMF Asset Management LLC (“NMF”) whereby the Bank became a 30% partner. NMF is an investment management firm that provides services to individuals, trusts, pensions, nonprofit organizations as well as other institutions. During the second quarter of 2009, GB&T withdrew from its partnership and expensed its investment of $20 thousand. SB&T, a federally chartered thrift, operates three full service branches in North Augusta and Aiken, South Carolina. The Company’s operations campus is located in Martinez, Georgia and services both subsidiaries.
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
The Company’s internet address is www.georgiabankandtrust.com. It makes available free of charge through its website its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the Securities and Exchange Commission (“SEC”).

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
History
GB&T was organized by a group of local citizens from Richmond and Columbia Counties and commenced business from the main office location at 3530 Wheeler Road in Augusta on August 28, 1989. GB&T also operates eight full service branches in Augusta, Martinez and Evans, Georgia, one full service branch in Athens, Georgia and a loan production office in Savannah, Georgia. The Thrift was organized by the Company during 2005 and 2006, opening its main office in Aiken, South Carolina on September 12, 2006. SB&T opened its first North Augusta branch at 336 Georgia Avenue in August 2007. The Thrift opened its second Aiken branch at 149 Laurens Street on January 10, 2008.
Employees
The Company had approximately 353 full-time equivalent employees at December 31, 2009. The Company maintains training, educational and affirmative action programs designed to prepare employees for positions of increasing responsibility in both management and operations, and provides a variety of benefit programs, including group life, health, accident and other insurance and retirement plans. None of the Company’s employees are covered by a collective bargaining agreement, and the Company believes its employee relations are generally good.
Management Team
GB&T was founded with an experienced management team, and that team has continued to expand with the growth of the bank. GB&T’s President and Chief Executive Officer, R. Daniel Blanton, was involved in the organization of GB&T in 1988 and previously served with a predecessor to Wachovia, Georgia State Bank, for over 13 years. With the acquisition of First Columbia, GB&T obtained its Executive Vice President and Chief Operating Officer, Ronald L. Thigpen, who had served as Chief Executive Officer of First Columbia since 1991, and before that served in various capacities with Wachovia and its predecessors. GB&T’s senior loan officer and Group Vice President, Jay Forrester, has been associated with GB&T since 1995. He previously served as Vice President, Commercial Lending for C & S National Bank and NationsBank, predecessors of Bank of America. Regina W. Mobley, Group Vice President, Bank Operations, has been with GB&T since the acquisition of First Columbia Bank. With over 32 years of bank operations experience, she previously served First Columbia Bank and C & S National Bank, as predecessor of Bank of America. GB&T’s Senior Credit Officer and Group Vice President, James R. Riordan, Jr., joined the team in 2002. For the prior ten years, he served in various capacities with SunTrust Bank, Augusta, N. A., most recently as senior lending officer. He has 22 years of bank lending and credit administration experience. Paula Tankersley, Group Vice President, Retail Banking, has been associated with GB&T since 1992. Prior to joining GB&T, she was associated with the Bank of Columbia County and its successor, Allied Bank of Georgia. In September 2004, Robert C. Osborne, Jr., joined GB&T as Executive Vice President and head of Wealth Management. For the prior 28 years, he was associated with Wachovia Corporation in Atlanta and Augusta, most recently as head of their Wealth Management unit in Augusta.

The Company opened SB&T with a management team that has extensive experience in the Aiken, South Carolina market. In 2005, both Frank Townsend and Darrell Rains joined GB&T with the responsibility of organizing SB&T. Frank Townsend became President and Chief Executive Officer of SB&T upon its opening in September 2006. Prior to joining GB&T, Mr. Townsend spent 11 years with Regions Bank and was the Commercial Sales Manager in Aiken. He has 23 years experience in both banking and insurance. Darrell Rains, Group Vice President and Chief Financial Officer, has over 28 years of financial experience, including service at Regions Bank as Regional Financial Officer for the Mid-Atlantic Region and at Palmetto Federal, a predecessor to Regions Bank in Aiken, S.C., as Chief Financial Officer. He serves as Chief Financial Officer for the Company, GB&T and SB&T. Mark Wills, Executive Vice President and Senior Credit Officer, first joined GB&T in 2005 and was one of the original employees of SB&T upon its opening in 2006. With over 28 years of banking experience, he previously served Bank of America and Regions Bank. In September 2007, Susan Yarborough joined SB&T as Executive Vice President and Business Development Officer. Prior to joining SB&T, she spent 13 years with Carolina First Bank in Aiken as Senior Vice President and City Executive and served in various capacities with Bank of America and its predecessors for 15 years.
Market Area
The Company’s primary market area includes Richmond and Columbia Counties in Georgia and Aiken County in South Carolina, all part of the Augusta-Richmond County, GA-SC metropolitan statistical area (MSA). The 2008 population of the Augusta-Richmond County, GA-SC MSA was 534,218, the second largest in Georgia and fourth largest in South Carolina. The Augusta market area has a diversified economy based principally on government, public utilities, health care, manufacturing, construction, and wholesale and retail trade. Augusta is one of the leading medical centers in the Southeast. Significant medical facilities include the Medical College of Georgia, University Hospital, Veteran’s Administration Hospital, Dwight D. Eisenhower Hospital, Gracewood State School and Hospital, Doctors’ Hospital and Trinity Hospital. Other major employers in the Augusta market area include Westinghouse Savannah River Site (nuclear defense), the Fort Gordon military installation, E-Z Go/Textron (golf car manufacturer), the Richmond County school system and the Columbia County school system. Major employers in the Aiken market include Westinghouse Savannah River Site (nuclear defense), Aiken County Board of Education, Bechtel Savannah River Company (engineering construction firm), Wal-Mart Associates Inc., Kimberly Clark Corporation, and BFS North American Tire, LLC. The area is served by Interstate 20, which connects it to Atlanta, 140 miles to the west and Columbia, South Carolina, 70 miles to the east. Augusta is also served by a major commercial airport (Bush Field) and a commuter airport (Daniel Field). The average unemployment rate for the Augusta-Richmond County MSA was 6.3% in 2008. Between June 2008 and June 2009 (the latest date for which FDIC information is available), total commercial bank and thrift deposits in the Augusta-Richmond County, GA-SC MSA increased 7.6% from $6.6 billion to $7.1 billion. Based on data reported as of June 30, 2009, the Company has 16.70% of all deposits in the Augusta-Richmond County, GA-SC MSA and is the second largest depository institution. The demographic information as presented above is based upon information and estimates provided by the U.S. Census Bureau, U.S. Department of Labor, the Federal Deposit Insurance Corporation (“FDIC”), Augusta Metro Chamber of Commerce, and the South Carolina Employment Security Commission.
The Company entered the Athens, GA market in December 2005. The 2008 population for the Athens-Clarke County, GA MSA was 189,264, ranked fifth in the state of Georgia. The Athens market area has a diversified economy based primarily on government, retail services, tourism, manufacturing, other services, and health care, with the largest share of government jobs in the state. Major employers in the Athens area include the University of Georgia, Athens Regional Medical Center, Pilgrim’s Pride (poultry processing plant), St. Mary’s Hospital, Clarke County School District, Gold Kist, Inc., Wal-Mart Associates Inc., and the Athens-Clarke County Unified Government. Athens is located 70 miles northeast of Atlanta and 120 miles northwest of Augusta. The average unemployment rate for the Athens-Clarke County MSA was 4.9% in 2008. Total commercial bank and thrift deposits for the Athens-Clarke County MSA increased 6.7% from $3.0 billion to $3.2 billion between June 2008 and June 2009. The demographic information presented above is based upon information and estimates provided by the U.S. Census Bureau, U.S. Department of Labor, the FDIC and the Athens Chamber of Commerce.

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
Lending Activities
The Company offers a wide range of lending services, including real estate, commercial and consumer loans, to individuals, small to medium-sized businesses and professionals that are located in, or conduct a substantial portion of their business in, the Company’s market area. The Company’s total loans at December 31, 2009, were $937.5 million, or 73.5% of total interest-earning assets. An analysis of the composition of the Company’s loan portfolio is set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Composition of the Loan Portfolio.”
Real Estate Loans. Loans secured by real estate are the primary component of the Company’s loan portfolio, constituting $812.1 million, or 86.6% of the Company’s total loans, at December 31, 2009. These loans consist of commercial real estate loans, construction and development loans, residential real estate loans, and home equity loans.
Commercial Real Estate Loans. At December 31, 2009, the Company held $322.9 million of commercial real estate loans of various sizes secured by office buildings, retail establishments, and other types of property. These commercial real estate loans represented 34.4% of the Company’s total loans at December 31, 2009. Loan terms are generally limited to five years and often do not exceed three years, although the installment payments may be structured on a 20-year amortization basis with a balloon payment at maturity. Interest rates may be fixed or adjustable. The Company generally charges an origination fee. Management attempts to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 80%. In addition, the Company requires personal guarantees from the principal owners of the property supported with an analysis by the Company of the guarantors’ personal financial statements in connection with a substantial majority of such loans. The Company experienced $1.1 million in net charge-offs on commercial real estate loans during 2009. A number of the loans classified as commercial real estate loans are, in fact, commercial loans for which a security interest in real estate has been taken as additional collateral. These loans are subject to underwriting as commercial loans as described below.

Construction and Development Loans. Construction and development real estate loans comprise $270.1 million, or 28.8% of the Company’s total loans at December 31, 2009. A construction and development loan portfolio presents special problems and risks, requiring additional administration and monitoring. This is necessary since most loans are originated as lines of credit and draws under the line require specific activities which add value to the asset, such as progress on the completion of a building or the placement of utilities and roads in a development. This requires specialized knowledge on the part of our personnel to appraise and evaluate that progress, hence the higher level of administration and monitoring. The level of construction and development loans are representative of the character of the Company’s market. The Company subjects this type of loan to underwriting criteria that include: certified appraisal and valuation of collateral; loan-to-value margins (typically not exceeding 75%); cash equity requirements; evaluations of borrowers’ cash flows and alternative sources of repayment; and a determination that the market is able to absorb the project on schedule.
To further reduce the risk related to construction and development loans, the Company generally relies upon the long-standing relationships between its loan officers and the developer/contractor borrowers. In most cases, these relationships exceed ten years. The Company targets seasoned developers and contractors who have experience in the local market. Various members of the Company’s Board of Directors have close contacts with the construction industry: Robert W. Pollard, Jr. owns and operates a lumber manufacturing company; E. G. Meybohm owns the largest local real estate brokerage firm; William J. Badger owns and operates a building supply company; Larry S. Prather owns a utility and grading company; and Patrick D. Cunning, an experienced real estate developer. Through these connections to the industry, the Company attempts to monitor current economic conditions in the marketplace for residential real estate, and the financial standing and ongoing reputation of its construction and development borrowers.
Infrastructure development loans are generally made with an initial maturity of one year, although the Company may renew the loan for up to two additional one-year terms to allow the developer to complete the sale of the lots comprising the property before requiring the payment of the related loan. These loans typically bear interest at a floating rate and the Company typically charges an origination fee. These loans are repaid, interest only, on a monthly or quarterly basis until sales of lots begin, and then principal payments are made as each lot is sold at a rate allowing the Company to be repaid in full by the time 75% of the lots have been sold. In order to reduce the credit risk associated with these loans, the Company requires the project’s loan to value ratio (on an as completed basis) to be not more than 75%. The Company experienced $11.4 million in net loan charge-offs on construction and development loans during 2009.
Residential construction loans are typically made for homes with a completed value in the range of $100 to $500 thousand. Loans are typically made for a term of six months to twelve months. Typically, these loans bear interest at a floating rate and the Company collects an origination fee. The Company may renew these loans for an additional term (up to 24 months total) to allow the contractor time to market the home. In order to reduce the credit risk with respect to these loans, the Company restricts the number and dollar amount of loans that are made for homes being built on a speculative basis and carefully manages its aggregate lending relationship with each borrower. The Company experienced $6.2 million in net loan charge-offs on residential construction loans during 2009.

Interest reserves are established for certain ADC (acquisition, development and construction) loans based on the feasibility of the project, the timeframe for completion, the creditworthiness of the borrower and guarantors, and collateral. An interest reserve allows the borrower’s interest cost to be capitalized and added to the loan balance. As a matter of practice the Bank does not generally establish loan funded interest reserves on ADC loans; however, the Company’s loan portfolio includes six loans with interest reserves at December 31, 2009. The following table details the loans and accompanying interest reserves as of December 31, 2009 and 2008.

	December 31, 2009
		Reserves
	Balance	Original	Advanced	Remaining
		(Dollars in thousands)

Loan 1	$4,278	179	179	—
Loan 2	9,666	300	77	223
Loan 3	2,598	255	255	—
Loan 4	455	30	30	—
Loan 5	166	10	10	—
Loan 6	1,133	81	81	—

	December 31, 2008
		Reserves
	Balance	Original	Advanced	Remaining
		(Dollars in thousands)

Loan 1	$1,245	138	16	122
Loan 2	—	300	—	300
Loan 3	2,088	255	192	63
Loan 4	440	30	15	15
Loan 5	163	10	5	5
Loan 6	1,113	81	19	62
Underwriting for ADC loans with interest reserves follows the same process as those loans without reserves. In order for the Bank to establish a loan funded interest reserve, the borrower must have the ability to repay without the use of a reserve and a history of developing and stabilizing similar properties. All ADC loans, including those with interest reserves, are carefully monitored through periodic construction site inspections by Bank employees or third party inspectors to ensure projects are moving along as planned. The Bank assesses the appropriateness of the use of interest reserves during the entire term of the loan as well as the adequacy of the reserve. Collateral inspections are completed before approval of advances. Two of these loans have been extended; one due to delays and time needed to obtain current financial information on the guarantors and another to allow for completion of the final punch list and negotiation of the permanent loan. None of these loans have been restructured or are currently on nonaccrual.
Residential Loans. The Company originates, on a selective basis, residential loans for its portfolio on single and multi-family properties, both owner-occupied and non-owner-occupied. At December 31, 2009, the Company held $219.2 million of such loans, including home equity loans, representing 23.4% of the Company’s loan portfolio. This portfolio typically includes 15 or 30-year adjustable rate mortgage loans whose terms mirror those prevalent in the secondary market for mortgage loans or, less typically, floating rate non-amortized term loans for purposes other than acquisition of the underlying residential property. A limited number of fixed rate loans are maintained in the portfolio when there are compelling market reasons to do so. Generally, all fixed rate residential loans are sold into the secondary market. In the case of home equity loans and lines of credit, the underwriting criteria are the same as applied by the Company when making a first mortgage loan, as described above. Home equity lines of credit typically mature ten years after their origination. The Company experienced net loan charge-offs on residential loans of $3.6 million during 2009.

The Company also originates both fixed and variable rate residential loans for sale into the secondary market, servicing released. Loans originated for sale into the secondary market are approved for purchase by an investor prior to closing. The Company generates loan origination fees, typically ranging from 1.0% to 1.5% of the loan balance, and servicing release fees, generally ranging from 0.25% to 0.75% of the loan balance. The Company bears minimal interest rate risk on these loans and only holds the loans temporarily until documentation can be completed to finalize the sale to the investor. Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives. Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest on the loan is locked. The Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into, in order to hedge the change in interest rates resulting from its commitments to fund the loans. Changes in the fair values of these derivatives are included in net gains on sales of loans. Fair values of these derivatives were $182 and$8 as of December 31, 2009 and 2008, respectively. The Company had $19.2 million of such loans at December 31, 2009.
Commercial Loans. The Company makes loans for commercial purposes to various types of businesses. At December 31, 2009, the Company held $102.2 million of these loans, representing 10.9% of the total loan portfolio, excluding for these purposes commercial loans secured by real estate. See “Real Estate Loans.” Equipment loans are made for a term of up to five years (more typically three years) at fixed or variable rates, with the loan being fully amortized over the term and secured by the financed equipment with a loan-to-value ratio based on the overall relationship and creditworthiness of the customer. Working capital loans are made for a term typically not exceeding one year. These loans are usually secured by accounts receivable or inventory, and principal is either repaid as the assets securing the loan are converted into cash, or principal is due at maturity. The Company experienced net loan charge-offs on commercial loans of $701 thousand during 2009.
Consumer Loans. The Company makes a variety of loans to individuals for personal and household purposes, including secured and unsecured installment and term loans, and revolving lines of credit such as overdraft protection. At December 31, 2009, the Company held $23.2 million of consumer loans, representing 2.5% of total loans. These loans typically carry balances of less than $25,000 and earn interest at a fixed rate. Non-revolving loans are either amortized over a period generally not exceeding 60 months or are ninety-day term loans. Revolving loans require monthly payments of interest and a portion of the principal balance (typically 2 to 3% of the outstanding balance). The Company entered the indirect lending business in 1997 and currently purchases sales finance contracts from dealers for new and used automobiles and home improvements. At December 31, 2009, indirect loans outstanding totaled $1.9 million. The Company experienced net charge-offs on consumer loans of $344 during 2009.
Loan Approval and Review. The Company’s loan approval policies provide for various levels of officer lending authority. When the aggregate amount of outstanding loans to a single borrower exceeds that individual officer’s lending authority, the loan request must be considered and approved by an officer with a higher lending limit or by the Directors’ Loan Committee. Individual officers’ lending limits range from $15 to $2.0 million for GB&T and $5 to $300 for SB&T depending on seniority and the type of loan. Any loan in excess of the lending limit of senior bank officers must be approved by the Directors’ Loan Committee.

The Company maintains a loan review and classification process which involves multiple officers of the Company and is designed to assess the general quality of credit underwriting and to promote early identification of potential problem loans. All loan officers are charged with the responsibility of risk rating all loans in their portfolios and updating the ratings, positively or negatively, on an ongoing basis as conditions warrant. Risk ratings are selected from an 8-point scale with ratings as follows: ratings 1 — 4 Satisfactory (pass), rating 5 Watch (potential weakness), rating 6 Substandard (well-defined weakness), rating 7 Doubtful and rating 8 Loss.
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
Through the review of delinquency reports, updated financial statements or other relevant information in the normal course of business, the lending officer and/or Credit Administration review personnel may determine that a loan relationship has weakened to the point that a criticized (loan grade 5) or classified (loan grade 6 through 8) status is warranted. When a loan relationship with total related exposure of $200 or greater is adversely graded (5 or above), the lending officer is then charged with preparing a Classified/Watch report which outlines the background of the credit problem, current repayment status of the loans, current collateral evaluation and a workout plan of action. This plan may include goals to improve the credit rating, assisting the borrower in moving the loans to another institution and/or collateral liquidation. All such Classified/Watch reports are reviewed on a quarterly basis by members of Executive Management at a regularly scheduled meeting in which each lending officer presents the workout plans for his criticized credit relationships.
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
Deposits
The Company offers a variety of deposit programs to individuals and to small to medium-sized businesses and other organizations at interest rates generally consistent with local market conditions. The following table sets forth the mix of depository accounts for the Company as a percentage of total deposits at December 31, 2009.
Deposit Mix

	(Dollars in Thousands)

Noninterest-bearing	$114,780	8.96%
NOW accounts	210,438	16.44%
Money management accounts	44,781	3.50%
Savings	343,740	26.84%
Time deposits
Under $100	148,044	11.56%

$100 and over	418,751	32.70%
	$1,280,534	100.00%
The Company accepts deposits at both main office locations and eleven branch banking offices, twelve of which maintain an automated teller machine. The Company is a member of Mastercard’s Maestro and Cirrus networks, VISA Plus, as well as the “STAR” network of automated teller machines, which permits customers to perform certain transactions in many cities throughout Georgia, South Carolina and other regions. The Company controls deposit volumes primarily through the pricing of deposits and to a certain extent through promotional activities such as “free checking”. The Company also utilizes other sources of funding, specifically repurchase agreements, Federal Home Loan Bank borrowings, Insured Network Deposits and brokered certificates of deposit. Deposit rates are set weekly by executive management of the Company. Management believes that the rates it offers are competitive with, or in some cases, slightly above those offered by other institutions in its market area. The Company does not actively solicit deposits outside of its market area.
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
Under the Bank Holding Company Act, if adequately capitalized and adequately managed, the Company or any other bank holding company located in Georgia may purchase a bank located outside of Georgia. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Georgia may purchase a bank located inside Georgia. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. Currently, Georgia law prohibits acquisitions of banks that have been incorporated for less than three years. Because GB&T has been chartered for more than three years, this restriction would not limit its ability to sell.

Change in Bank Control. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is also presumed to exist although rebuttable if a person or company acquires 15% or more, but less than 25%, of any class of voting securities and either:
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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components: Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stockholders’ equity, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual preferred stock, and notes payable to unconsolidated special purpose entities that issue trust preferred securities, net of investment in the entity, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock and hybrid capital, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. The Company’s ratio of total capital to risk-weighted assets was 12.55% and the ratio of Tier 1 Capital to risk-weighted assets was 11.06% at December 31, 2009.
In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve Board’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2009, our leverage ratio was 7.51%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.
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

GB&T declared cash dividends payable to the Company of $0 in 2009, $1.5 million in 2008 and $0 in 2007. The Company suspended the payment of quarterly cash dividends on its common stock effective April 22, 2009. The Company considered the action prudent in order to maintain its capital position in the current state of the economy. The Company plans to reinstate the dividend payment at an appropriate time once economic conditions improve and stabilize.
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
Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. The other capital categories are well capitalized, adequately capitalized, and undercapitalized. As of December 31, 2009, the Bank qualified for the well capitalized category. A “well-capitalized” bank is one that significantly exceeds all of its capital requirements, which include maintaining a total risk-based capital ratio of at least 10%, a tier 1 risk-based capital ratio of at least 6%, and a tier 1 leverage ratio of at least 5%. Generally, a classification as well capitalized will place a bank outside of the regulatory zone for purposes of prompt corrective action. However, a well-capitalized bank may be reclassified as “adequately capitalized” based on criteria other than capital, if the federal regulator determines that a bank is in an unsafe or unsound condition, or is engaged in unsafe or unsound practices and has not corrected the deficiency.
FDIC Insurance Assessments. The FDIC has adopted a risk-based assessment system for insured depository institutions that accounts for the risks attributable to different categories and concentrations of assets and liabilities. The system assesses higher rates on those institutions that pose greater risks to the Deposit Insurance Fund (the “DIF”). The FDIC places each institution in one of four risk categories based on three primary sources of information: supervisory risk ratings for all institutions, financial ratios for most institutions, and long-term debt issuer ratings for institutions that have such ratings.
In February 2009, the FDIC issued new risk based assessment rates that took effect April 1, 2009. For insured depository institutions in the lowest risk category, the annual assessment rate ranges from 7 to 77.5 cents for every $100 of domestic deposits. For institutions assigned to higher risk categories, the new assessment rates range from 17 to 43 cents per $100 of domestic deposits. These ranges reflect a possible downward adjustment for unsecured debt outstanding and possible upward adjustments for secured liabilities and, in the case of institutions outside the lowest risk category, brokered deposits.
The FDIC’s assessment rates are intended to result in a reserve ratio of at least 1.15%. As of December 31, 2008, the ratio had fallen well below this floor. The FDIC is required to return the DIF to its statutorily mandated minimum reserve ratio of 1.15 percent within eight years, and has undertaken several initiatives to satisfy this requirement.
On September 30, 2009, the FDIC collected a one-time special assessment of five basis points of an institution’s assets minus tier 1 capital as of June 30, 2009. The amount of the special assessment could not exceed ten basis points times the institution’s assessment base for the second quarter 2009. In addition, on November 12, 2009, the FDIC adopted a rule that required nearly all FDIC-insured depository institutions to prepay their DIF assessments for the fourth quarter of 2009 and for the next three years. The FDIC has indicated that the prepayment of DIF assessments will be in lieu of additional special assessments, although there can be no guarantee that continued pressures on the DIF will not result in additional special assessments being collected by the FDIC in the future.

The FDIC also collects a deposit-based assessment from insured financial institutions on behalf of The Financing Corporation (“FICO”). The funds from these assessments are used to service debt issued by FICO in its capacity as a financial vehicle for the Federal Savings & Loan Insurance Corporation. The FICO assessment rate is set quarterly and in 2009 ranged from 1.14 cents to 1.02 cents per $100 of assessable deposits. These assessments will continue until the debt matures in 2017 through 2019.
The FDIC may, without further notice-and-comment rulemaking, adopt rates that are higher or lower than the stated base assessment rates, provided that the FDIC cannot (i) increase or decrease the total rates from one quarter to the next by more than three basis points, or (ii) deviate by more than three basis points from the stated assessment rates. The FDIC has proposed maintaining current assessment rates through December 31, 2010, followed by a uniform increase in risk-based assessment rates of three basis points effective January 1, 2011.
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
The Transaction Account Guarantee Program: Under the TLGP, the FDIC is permitted to fully insure non-interest bearing deposit accounts held at participating FDIC-insured institutions, regardless of dollar amount. The temporary guarantee will expire on June 30, 2010. For the eligible noninterest-bearing transaction deposit accounts (including accounts swept from a noninterest bearing transaction account into an noninterest bearing savings deposit account), a 10 basis point annual rate surcharge will be applied to noninterest-bearing transaction deposit amounts over $250,000. Institutions will not be assessed on amounts that are otherwise insured. The Bank did not opt-out of the Transaction Account Guarantee component of the TLGP.
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
Georgia Bank & Trust Company
Because GB&T is a commercial bank chartered under the laws of the State of Georgia, it is primarily subject to the supervision, examination and reporting requirements of the FDIC and the GDBF. The FDIC and the GDBF regularly examine GB&T’s operations and have the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. Both regulatory agencies also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. In addition to the matters identified above, the following requirements apply specifically to GB&T.
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
Under the QTL test, an institution must hold Qualified Thrift Investments (QTI) equal to at least 65.0% of its portfolio assets. QTI must fall into one of the two following categories: (1) assets that are includable in QTI without limit; or (2) assets limited to 20% of portfolio assets. Portfolio assets are total assets minus goodwill and other identifiable intangible assets, office property, and liquid assets not exceeding 20% of total assets. An institution ceases to be a QTL when its actual thrift investment percentage (the ratio of QTI divided by portfolio assets) falls, at month end, below 65.0% for four months within any 12-month period. At December 31, 2009, the actual thrift investment percentage for SB&T was 69.75% compared to 72.78% at December 31, 2008.
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
Unimpaired capital and unimpaired surplus are defined as: core capital and supplementary capital included in total capital, plus any allowance for loan losses not included in supplementary capital, plus the amount of investment in, and advances to, subsidiaries not included in calculating core capital. As of December 31, 2009, the general lending limit for loans to one borrower for SB&T was $2.4 million.
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
The amount of “other real estate owned” (“OREO”) may increase significantly, resulting in additional losses, and costs and expenses that will negatively affect our operations
At December 31, 2009, we had a total of $8.0 million of OREO as compared to $5.7 million at December 31, 2008. This increase in OREO is due, among other things, to the continued deterioration of the residential real estate market and the tightening of the credit market. As the amount of OREO increases, our losses and the costs and expenses of maintaining the real estate will likewise increase. Due to the on-going economic crisis, the amount of OREO may continue to increase throughout 2010. Any additional increase in losses, and maintenance costs and expenses due to OREO may have material adverse effects on our business, financial condition, and results of operations. Such effects may be particularly pronounced in a market of reduced real estate values and excess inventory, which may make the disposition of OREO properties more difficult, increase maintenance costs and expenses, and reduce our ultimate realization from any OREO sales.
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
As an insured depository institution, we are required to pay quarterly deposit insurance premium assessments to the FDIC. These assessments are required to ensure that the FDIC deposit insurance reserve ratio is at least 1.15% of insured deposits. Under the Federal Deposit Insurance Act, the FDIC, absent extraordinary circumstances, must establish and implement a plan to restore the deposit insurance reserve ratio to 1.15% of insured deposits, over a five-year period, when the reserve ratio falls below 1.15%. The recent failures of several financial institutions have significantly increased the Deposit Insurance Fund’s loss provisions, resulting in a decline in the reserve ratio. The FDIC expects a higher rate of insured institution failures in the next few years, which may result in a continued decline in the reserve ratio.

On September 30, 2009, the FDIC collected a one-time special assessment of five basis points of an institution’s assets minus tier 1 capital as of June 30, 2009. The amount of the special assessment could not exceed ten basis points times the institution’s assessment base for the second quarter 2009. In addition, on November 12, 2009, the FDIC adopted a final rule that required nearly all FDIC-insured depository institutions to prepay their DIF assessments for the fourth quarter of 2009 and for the next three years. This rule did not affect our net income, although it has had a negative effect on cash flow. The FDIC has indicated that the prepayment of DIF assessments will be in lieu of additional special assessments, although there can be no guarantee that continued pressures on the DIF will not result in additional special assessments being collected by the FDIC in the future. If we are required to pay significantly higher premiums or additional special assessments in the future, our earnings could be adversely affected. A downgrade in our regulatory condition could also cause our assessment to materially increase.
During the year ended December 31, 2009, we expensed $2.7 million in deposit insurance assessments. On December 31, 2009 we prepaid three years deposit insurance in the amount of $6,886.
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
A number of factors could cause the Company to conclude in one or more future reporting periods that any difference between the fair value and the amortized cost of one or more of the securities that we own constitutes an other-than-temporary impairment. These factors include, but are not limited to, an increase in the severity of the unrealized loss on a particular security, an increase in the length of time unrealized losses continue without an improvement in value, a change in our intent or whether the Company has the intent to sell the security or more likely than not will be required to sell the security before its anticipated recovery, or changes in market conditions or industry or issuer specific factors that would render us unable to forecast a full recovery in value, including adverse developments concerning the financial condition of the companies in which we have invested.
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
The Company recognized an other-than-temporary impairment charge of $975 for the year ended December 31, 2009.
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
We manage our credit exposure through careful monitoring of loan applicants and loan concentrations in particular industries, and through loan approval and review procedures. We have established an evaluation process designed to determine the adequacy of our allowance for loan losses. While this evaluation process uses historical and other objective information, the classification of loans and the establishment of loan losses is an estimate based on experience, judgment and expectations regarding our borrowers, the economies in which we and our borrowers operate, as well as the judgment of our regulators. Our loan loss reserves may not be sufficient to absorb future loan losses or prevent a material adverse effect on our business, financial condition, or results of operations. See the disclosure below under “Our allowance for loan losses may not be adequate to cover actual loan losses, which may require us to take a charge to our earnings and adversely impact our financial condition and results of operations.”
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
In addition to considering the financial strength and cash flow characteristics of borrowers, we often secure loans with real estate collateral. At December 31, 2009, approximately 86.6% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. Our markets and the U.S. generally are experiencing a period of reduced real estate values, and if we are required to liquidate the collateral securing a significant loan or collection of loans to satisfy the debt during such a period, our earnings and capital could be adversely affected. See the disclosure below under “An economic downturn, especially one affecting our market areas, could adversely affect our financial condition, results of operations, or cash flows.”

We make and hold in our portfolio a significant number of land acquisition and development and construction loans, which pose more credit risk than other types of loans typically made by financial institutions.
We offer land acquisition and development and construction loans for builders and developers. As of December 31, 2009, approximately $270.1 million (28.8%) of our loan portfolio represented loans for which the related property is neither presold nor preleased. These land acquisition and development and construction loans are considered more risky than other types of residential mortgage loans. The primary credit risks associated with land acquisition and development and construction lending are underwriting, project risks and market risks. Project risks include cost overruns, borrower credit risk, project completion risk, general contractor credit risk, and environmental and other hazard risks. Market risks are risks associated with the sale of the completed residential units. They include affordability risk, which means the risk of affordability of financing by borrowers, product design risk, and risks posed by competing projects. Given the current environment, we expect that in 2010, the non-performing loans in our land acquisition and development and construction portfolio could increase substantially, which would reduce our interest income. These non-performing loans could also result in an increased level of charge-offs, which would negatively impact our capital and earnings.
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
Our success depends upon the growth in population, income levels, deposits and housing starts in our primary market areas which principally include Richmond, Columbia and Clarke counties in the state of Georgia and Aiken County in the state of South Carolina. If the communities in which we operate do not grow, or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed. Unpredictable economic conditions may have an adverse effect on the quality of our loan portfolio and our financial performance. Economic recession over a prolonged period or other economic problems in our market areas could have a material adverse impact on the quality of the loan portfolio and the demand for our products and services. We experienced a higher percentage of non-performing loans to total loans in 2009 than in past years based in part on general economic conditions in our market areas. Future adverse changes in the economies in our market areas may have a material adverse effect on our financial condition, results of operations or cash flows. Further, the banking industry in Georgia and South Carolina is affected by general economic conditions such as inflation, recession, unemployment and other factors beyond our control. As community financial institutions, we are less able to spread the risk of unfavorable local economic conditions than larger or more regional banks. Moreover, we cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our primary market areas even if they do occur.
Ongoing deterioration in the housing market and the homebuilding industry may lead to increased losses and further worsening of delinquencies and non-performing assets in our loan portfolios. Consequently, our results of operations may be adversely impacted.
There has been substantial industry concern and publicity over asset quality among financial institutions due in large part to issues related to subprime mortgage lending, declining real estate values and general economic concerns. As of December 31, 2009, our non-performing assets had increased significantly to $40.2 million, or 4.3%, of our loan portfolio plus other real estate owned. Furthermore, the housing and the residential mortgage markets recently have experienced a variety of difficulties and changed economic conditions. If market conditions continue to deteriorate, they may lead to additional valuation adjustments on our loan portfolios and real estate owned as we continue to reassess the market value of our loan portfolio, the losses associated with the loans in default and the net realizable value of real estate owned.
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
We will realize additional future losses if the proceeds we receive upon liquidation of non-performing assets are less than the fair value of such assets.
Non-performing assets are recorded on our financial statements at our best estimate of fair value, as required under GAAP. If the proceeds we receive upon dispositions of non-performing assets are less than the recorded fair value of such assets then additional losses will be recognized.

Our use of appraisals in deciding whether to make a loan on or secured by real property or how to value such loan in the future may not accurately describe the net value of the real property collateral that we can realize.
In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made, and, as real estate values in our market area have experienced changes in value in relatively short periods of time, this estimate might not accurately describe the net value of the real property collateral after the loan has been closed. If the appraisal does not reflect the amount that may be obtained upon any sale or foreclosure of the property, we may not realize an amount equal to the indebtedness secured by the property. The valuation of the property may negatively impact the continuing value of such loan and could adversely affect our operating results and financial condition.
Confidential customer information transmitted through our online banking service is vulnerable to security breaches and computer viruses, which could expose us to litigation and adversely affect our reputation and ability to generate deposits.
We provide our customers with the ability to bank online. The secure transmission of confidential information over the Internet is a critical element of online banking. Our network could be vulnerable to unauthorized access, computer viruses, phishing schemes, and other security problems. We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. To the extent that our activities or the activities of our clients involve the storage and transmission of confidential information, security breaches and viruses could expose us to claims, litigation and other possible liabilities. Any inability to prevent security breaches or computer viruses could also cause existing clients to lose confidence in our systems and could adversely affect our reputation and ability to generate deposits.
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
Our ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital on terms that are acceptable to us or that are not dilutive to existing shareholders. If we cannot raise additional capital when needed, our ability to further expand our operations could be materially impaired.
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
As a bank holding company, we are primarily regulated by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). Our subsidiary bank is primarily regulated by the Federal Deposit Insurance Corporation (the “FDIC”) and the GDBF. Our subsidiary thrift is primarily regulated by the Office of Thrift Supervision (“OTS”). Our compliance with Federal Reserve Board, FDIC, Georgia Department of Banking and Finance and OTS regulations is costly and may limit our growth and restrict certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. We are also subject to capital requirements of our regulators.
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
We have supported our continued growth by issuing trust preferred securities from special purpose trusts and accompanying subordinated debentures. At December 31, 2009, we had outstanding subordinated debentures totaling $22.9 million and may issue additional trust preferred securities in the future. We unconditionally guarantee the payment of principal and interest on the trust preferred securities. Also, the debentures we issued to the special purpose trusts that relate to those trust preferred securities are senior to our common stock. As a result, we must make payments on the subordinated debentures before we can pay any dividends on our common stock. In the event of our bankruptcy, dissolution or liquidation, holders of our subordinated debentures must be satisfied before any distributions can be made on our common stock. We have the right to defer distributions on our subordinated debentures (and related trust preferred securities) for up to five years, but during that time we would not be able to pay dividends on our common stock.
If we are unable to increase our share of deposits in our market, we may accept out of market and brokered deposits, the costs of which may be higher than expected.
We can offer no assurance that we will be able to maintain or increase our market share of deposits in our highly competitive service area. If we are unable to do so, we may be forced to accept increased amounts of out of market or brokered deposits. As of December 31, 2009, we had approximately $216.2 million in out of market deposits, including brokered deposits, which represented approximately 16.9% of our total deposits. At times, the cost of out of market and brokered deposits exceeds the cost of deposits in our local market. In addition, the cost of out of market and brokered deposits can be volatile, and if we are unable to access these markets or if our costs related to out of market and brokered deposits increases, our liquidity and ability to support demand for loans could be adversely affected.
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
Our directors, executive officers and relatives of directors, as a group, beneficially owned approximately 53.4% of our fully diluted outstanding common stock as of February 17, 2010. As a result of their ownership, the directors and executive officers will have the ability, if they voted their shares in concert, to control the outcome of all matters submitted to our shareholders for approval, including the election of directors.
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
In 1997, the Company acquired 24,000 square feet of commercial office space located at 3515 Wheeler Road, across the street from the main office. This office space is partially leased but mainly occupied by the Company’s mortgage operations, wealth management and construction lending departments.
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
See Note 7 to the Consolidated Financial Statements for additional information concerning the Company’s premises and equipment and Note 8 to the Consolidated Financial Statements for additional information concerning the Company’s commitments under various equipment leases.

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
There were no matters submitted to a vote of the shareholders of the Company during the fourth quarter of the Company’s fiscal year ended December 31, 2009.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
As of February 17, 2010, there were approximately 989 holders of record of the Company’s common stock. As of February 17, 2010, there were 6,673,352 shares of the Company’s common stock outstanding. The Company’s common stock is traded via the Over-the-Counter Bulletin Board under the trading symbol “SBFC”. The following table reflects the range of high and low bid quotations, adjusted for stock dividends and splits, in the Company’s common stock for the past two years:
Southeastern Bank Financial Corporation Stock Price

	Low	High
Quarter ended
March 31, 2008	23.64	31.82
June 30, 2008	24.68	32.05
September 30, 2008	25.55	30.00
December 31, 2008	14.55	28.00

Quarter ended
March 31, 2009	12.00	19.50
June 30, 2009	13.05	18.00
September 30, 2009	11.00	15.50
December 31, 2009	10.00	13.00

Period ended
February 17, 2010	9.17	11.75
The Company declared cash dividends of $0.13 per share on January 21, 2009, but suspended cash dividends as of April 22, 2009. The Company declared cash dividends of $0.13 per share in each quarter of 2008 and 2007. The Company’s primary sources of income are dividends and other payments received from its subsidiaries. The amount of dividends that may be paid by GB&T and SB&T to the Company depends upon the subsidiaries’ earnings and capital position and is limited by federal and state law, regulations and policies.
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

The Company’s ability to pay cash dividends is further subject to continued payment of interest that is owed on subordinated debentures issued in connection with the Southeastern Bank Financial Statutory Trust I issuance in December 2005 of $10.0 million of trust preferred securities and the Southeastern Bank Financial Trust II issuance in March 2006 of $10.0 million of trust preferred securities. As of December 31, 2009, the Company had approximately $22.9 million of subordinated debentures outstanding. On $20 million of subordinated debt the Company has the right to defer payment of interest for a period not exceeding 20 consecutive quarters. If the Company defers, or fails to make, interest payments on the subordinated debentures, the Company will be prohibited, subject to certain exceptions, from paying cash dividends on common stock until all deferred interest is paid and interest payments on the subordinated debentures resumes.
There were no shares repurchased under an existing stock repurchase plan or otherwise during the fourth quarter of 2009.
The Company did not sell any of its equity securities without registration under the Securities Act of 1933, as amended, during the fourth quarter of 2009.
See “Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for a table presenting information on equity securities subject to future issuance under the Company’s equity compensation plans.

Item 6.	Selected Financial Data
The selected consolidated financial data presented on the following page as of December 31, 2009 and 2008 and for each of the years in the three-year period ended December 31, 2009 is derived from the audited consolidated financial statements and related notes included in this report and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected consolidated financial data as of December 31, 2006 and 2005 is derived from audited consolidated financial statements that are not included in this report but that are included in the Annual Reports on Form 10-K filed with the Securities and Exchange Commission for those years. The per share data presented on the following page has been adjusted accordingly for the 10% stock dividend paid June 2, 2008.
In September 2006, the SEC issued guidance on how the effects of prior-year uncorrected financial statement misstatements should be considered in quantifying a current year misstatement. Public companies are required to quantify misstatements using both an income statement (rollover) and balance sheet (iron curtain) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. Adjustments considered immaterial in prior years under the method previously used, but now considered material under the dual approach, are to be recorded upon initial adoption. The amount so recorded is shown as a cumulative effect adjustment is recorded in opening retained earnings as of January 1, 2006. Included in this cumulative effect adjustment are the following items and amounts: The allowance for loan loss was decreased $694,000 to adjust for estimated losses on unfunded lines and commitments and standby letters of credit. This reduction also resulted in a $269,235 decrease in the deferred income tax asset account and a $424,765 increase in retained earnings. Accrued income taxes were decreased by $369,726 to eliminate a tax contingency reserve due to an assumption of taxability of certain federal agency interest for state purposes, subsequently determined to be nontaxable. The reduction in accrued income taxes resulted in an increase in retained earnings of $369,726. Both of these amounts had been recorded in immaterial amounts over the preceding six to seven years.
Proforma disclosures illustrating the effects of this guidance on what the allowance for loan loss and the related provision for loan loss and ratios would have been excluding the error are provided in selected financial data and in other related areas of the report.

Selected Consolidated Financial Data	2009	2008	2007	2006	2005
	(Dollars in thousands, except per share data)
Earnings
Total interest income	$70,760	$75,675	$79,181	$65,626	$47,277
Total interest expense	28,483	35,489	40,932	31,423	17,885
Net interest income	42,277	40,186	38,249	34,203	29,392
Provision for loan losses	30,904	9,055	3,823	2,478	1,842
Noninterest income	20,739	16,705	16,168	14,040	12,371
Noninterest expense	46,511	36,752	32,508	28,932	25,012
Net income (loss)	(7,985)	7,578	11,765	11,160	9,954

Per Share Data
Net income (loss)- Diluted	$(1.24)	$1.26	$1.95	$1.89	$1.69
Book value	14.05	15.81	15.04	13.21	10.98
Cash dividends declared per common share	0.13	0.52	0.52	0.52	0.52
Weighted average common and common equivalent shares outstanding	6,422,867	6,011,689	6,044,871	5,908,659	5,885,261

Selected Average Balances
Assets	$1,476,887	$1,318,384	$1,133,064	$951,115	$785,081
Total loans (net of unearned income)	965,111	934,512	800,852	647,421	530,662
Deposits	1,221,100	1,057,198	893,959	735,128	611,029
Stockholders’ equity	100,760	89,337	83,850	69,317	61,655

Selected Year-End Balances
Assets	$1,491,119	$1,411,039	$1,212,980	$1,041,202	$864,277
Loans (net of unearned income)	937,489	986,831	871,440	735,112	579,088
Allowance for loan losses	22,338	14,742	11,800	9,777	9,125
Deposits	1,280,534	1,139,552	952,166	801,763	663,655
Short-term borrowings	20,788	62,553	81,666	76,020	73,013
Long-term borrowings	82,947	104,000	79,000	75,000	57,000
Stockholders’ equity	93,744	94,651	89,758	78,924	63,583

Selected Ratios
Return on average total assets	(0.54%)	0.57%	1.04%	1.17%	1.27%
Return on average equity	(7.92%)	8.48%	14.03%	16.10%	16.15%
Average earning assets to average total assets	91.54%	94.11%	93.66%	93.67%	93.90%
Average loans to average deposits	79.04%	88.40%	89.58%	88.07%	86.85%
Average equity to average total assets	6.82%	6.78%	7.40%	7.29%	7.85%
Net interest margin	3.12%	3.24%	3.60%	3.84%	3.98%
Operating efficiency	75.66%	64.52%	60.64%	60.20%	59.78%
Net charge-offs to average loans	2.42%	0.65%	0.22%	0.17%	0.12%
Allowance for loan losses to net loans (year-end)	2.38%	1.49%	1.35%	1.33%	1.58%
Risk-based capital
Tier 1 capital	11.06%	10.45%	11.38%	12.09%	11.10%
Total capital	12.55%	11.70%	12.61%	13.29%	12.35%
Tier 1 leverage ratio	7.51%	8.14%	9.08%	9.78%	9.01%

Proforma data to illustrate the effect of SAB 108
Allowance for loan losses to net loans excluding amount applicable to unfunded lines, commitments and standby letters of credit (year-end)					1.40%

Provision for loan losses excluding amount applicable to unfunded lines, commitments and standby letters of credit					1,723
Allowance for loan losses excluding amount applicable to unfunded lines, commitments and standby letters of credit (year- end)					8,431

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
The Company’s services include the origination of residential and commercial real estate loans, construction and development loans, and commercial and consumer loans. The Company also offers a variety of deposit programs, including noninterest-bearing demand, interest checking, money management, savings, and time deposits. In the Augusta-Richmond County, GA-SC metropolitan statistical area, the Company had 16.70% of all deposits and was the second largest depository institution and the largest locally based institution at June 30, 2009 based on deposit levels, as cited from the FDIC’s website. Securities sold under repurchase agreements are also offered. Additional services include wealth management, trust, retail investment, and mortgage. As a matter of practice, most mortgage loans are sold in the secondary market; however, some mortgage loans are placed in the portfolio based on asset/liability management strategies. The Company continues to concentrate on increasing its market share through various new deposit and loan products and other financial services, by adding locations, and by focusing on the customer relationship management philosophy. The Company is committed to building lifelong relationships with its customers, employees, shareholders, and the communities it serves.
Net loss in 2009 was $8.0 million compared to net income of $7.6 million in 2008. National economic conditions contributed to problems with loan quality. As a result the provision for loan loss expense increased $21.8 million primarily due to increased losses on nonperforming assets and downgrades in the loan portfolio.
The Company’s primary source of income is from its lending activities followed by interest income from its investment activities, service charges and fees on deposits, and gain on sales of mortgage loans in the secondary market. Interest income on loans decreased primarily due to lower rates, decreased volumes and higher levels of nonaccrual loans. Service charges and fees on deposits decreased due to decreases in NSF income on retail and business checking accounts and debit/ATM card income, both the result of decreased economic activity. Gain on sales of mortgage loans for 2009 increased over 2008 due to higher production levels from adding lending personnel at the Thrift and due to increased mortgage refinance activity resulting from declining interest rates. Retail investment income experienced a slight increase due to increased bond trading. Trust service fees were relatively unchanged as growth in assets under management offset declines in fees due to declining portfolio balances. Salary and benefit expenses have increased $1.7 million from 2008 primarily due to increased commissions related to mortgage originations and expenses related to salary continuation agreements. Occupancy expense increased $318 from 2008 primarily due to depreciation expense associated with the Company’s purchase of upgraded data processing equipment and software programs in late 2008 and in 2009.

The Company continues to experience growth, although at a slower rate, due to economic conditions. Over the past four years, assets grew from $864.3 million at December 31, 2005 to $1.5 billion at December 31, 2009. From year end 2005 to year end 2009, loans increased $358 million, and deposits increased $617 million. Net interest income for the year ended 2005 was $29.4 million compared to net interest income of $42.3 million in 2009. The Company has paid cash dividends of $0.13 per share each quarter since 2004 but elected to suspend dividends effective April 22, 2009 to conserve capital.
The Company meets its liquidity needs by managing cash and due from banks, federal funds purchased and sold, maturity of investment securities, principal repayments received from mortgage backed securities, and draws on lines of credit. Additionally, liquidity can be managed through structuring deposit and loan maturities. The Company funds loan and investment growth with core deposits, securities sold under repurchase agreements, Federal Home Loan Bank advances and other wholesale funding including brokered certificates of deposit. During inflationary periods, interest rates generally increase and operating expenses generally rise. When interest rates rise, variable rate loans and investments produce higher earnings; however, deposit and other borrowings interest expense also rise. The Company monitors its interest rate risk as it applies to net income in a ramp up and down annually 200 basis points (2.0%) scenario and as it applies to economic value of equity in a shock up and down 200 (2.0%) basis points scenario. The Company monitors operating expenses through responsibility center budgeting. See “Interest Rate Sensitivity” below.
Critical Accounting Estimates
The accounting and financial reporting policies of the Company and its subsidiaries conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Of these policies, management has identified the allowance for loan losses, determining the fair values of financial instruments including other real estate owned, investment securities, income taxes and other-than-temporary impairment as critical accounting estimates that requires difficult, subjective judgment and are important to the presentation of the financial condition and results of operations of the Company.
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
Please see “Allowance for Loan Losses” and “Non-Performing Assets” for a further discussion of the Company’s loans, loss experience, and methodology in determining the allowance.
Fair Value of Financial Instruments
A significant portion of the Company’s assets are financial instruments carried at fair value. This includes securities available for sale, loans held for sale, certain impaired loans, tax credits and other real estate owned. At December 31, 2009 and December 31, 2008 the percentage of total assets measured at fair value was 23.04% and 24.05% respectively. The majority of assets carried at fair value are based on either quoted market prices or market prices for similar instruments. At December 31, 2009, 9.47% of assets measured at fair value were based on significant unobservable inputs. This represents approximately 2.18% of the Company’s total assets. See Note 6 “Fair Value Measurements” in the “Notes to Consolidated Financial Statements” herein for additional disclosures regarding the fair value of financial instruments.
Other Real Estate Owned
Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at the lesser of the outstanding loan balance or the fair value at the date of foreclosure minus estimated costs to sell. Any valuation adjustments required at the time of foreclosure are charged to the allowance for loan losses. After foreclosure, the properties are carried at the lower of carrying value or fair value less estimated costs to sell. Any subsequent valuation adjustments, operating expenses or income, and gains and losses on disposition of such properties are recognized in current operations. The valuation allowance is established based on our historical realization of losses and adjusted for current market trends.
Investment Securities
The fair values for available-for-sale securities are generally based upon quoted market prices or observable market prices for similar instruments. These values take into account recent market activity as well as other market observable data such as interest rate, spread and prepayment information. When market observable data is not available, which generally occurs due to the lack of liquidity for certain securities, the valuation of the security is subjective and may involve substantial judgment. The Company conducts periodic reviews to identify and evaluate each available-for-sale security that has an unrealized loss for other-than-temporary impairment. An unrealized loss exists when the fair value of an individual security is less than its amortized cost basis. The primary factors the Company considers in determining whether an impairment is other-than-temporary are the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and whether the Company intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. As of December 31, 2009 the Company had approximately $14.4 million of available-for-sale securities, which is approximately 0.96% of total assets, valued using unobservable inputs (Level 3). These securities were primarily non-agency mortgage-backed securities and subordinated debentures issued by financial institutions.

Results of Operations
Total assets increased $80.1 million, or 5.68% in 2009 compared to year end 2008, primarily due to growth in cash and cash equivalents resulting from decreased levels of loans coupled with increased levels of deposits. The Company recorded a net loss of $8.0 million in 2009 compared to net income of $7.6 million in 2008. The decrease in net income is primarily attributable to a $21.8 million increase in provision for loan losses associated with increased levels of nonperforming assets and loan charge-offs. Loan charge-offs increased from $6.7 million in 2008 to $24.1 million in 2009 and resulted primarily from segments of the Company’s acquisition development and construction loan portfolio (“ADC”) outside of its primary market. Loans participated with other banks on properties in the metro Atlanta market as well as ADC loans in the Athens and Savannah, Georgia markets experienced a level of charge offs higher than that experienced in the Company’s primary market area of the Augusta-Richmond County, GA-SC metropolitan statistical area (MSA).
Interest income decreased $4.9 million or 6.49% to $70.8 million in 2009. Interest income on loans decreased $5.4 million from 2008 and was primarily the result of a decline in average yield on loans from 6.46% in 2008 to 5.70% in 2009. Loan yields were impacted by the reduction in the prime lending rate during 2008 when the Federal Reserve Board reduced its target funds rate by 400bp causing a corresponding reduction in the prime lending rate from 7.25% to 3.25%. Interest income on investment securities increased $691 in 2009 primarily as a result of a $39.3 million increase in the average balance of the investment portfolio in 2009. The yield on the taxable investment portfolio declined from 5.38% in 2008 to 4.88% in 2009.
Noninterest income increased $4.0 million in 2009 and was due primarily to increased gain on sale of mortgage loans of $2.7 million and increased gains on sales of investment securities of $2.6 million. Partially offsetting the increase were other-than-temporary impairment losses of $975 and a decrease in service charges and fees on deposits.
Interest expense decreased $7.0 million to $28.5 million in 2009. The Company had total deposit growth of $141.0 million, or 12.37% in 2009. Interest expense on deposits decreased $5.8 million to $24.2 million primarily due to continuing declines in cost of funds somewhat offset by the growth of deposits. The most significant increases were in savings accounts, NOW accounts and time deposits over $100. Savings accounts increased $96.5 million, a significant portion of which resulted from funds moving from securities sold under repurchase agreements. NOW accounts increased $43.9 million and resulted from increased public funds of $23.8 million and a $22.8 million increase in the Bank’s premium interest checking product. Time deposits over $100 increased $33.3 million due primarily to increased balances of brokered CDs which increased from $183.2 million at year end 2008 to $216.2 million at year end 2009.
Noninterest expense increased $9.8 million or 26.55% in 2009. The principal reasons for the increased expense were due to losses on sale of other real estate of $6.3 million, $1.8 million increase in FDIC insurance premiums, $786 increase in commissions and $795 increase in accruals for the Company’s non-qualified defined benefit plan. The operating efficiency ratio of 75.66% in 2009 is an 11.14% increase from 2008.

The earnings performance of the Company is reflected in its return on average assets and average equity of (0.54%) and (7.92%), respectively, during 2009 compared to 0.57% and 8.48%, respectively, during 2008. Basic net income (loss) per share on weighted average common shares outstanding declined to ($1.24) in 2009 compared to $1.27 in 2008 and $1.97 in 2007. Diluted net income (loss) per share on weighted average common and common equivalent shares outstanding declined to ($1.24) in 2009 compared to $1.26 in 2008 and $1.95 in 2007.
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

Average Balances, Income and Expenses, Yields and Rates

	Year Ended Dec. 31, 2009			Year Ended Dec. 31, 2008			Year Ended Dec. 31, 2007
		Average	Amount		Average	Amount		Average	Amount
	Average	Yield or	Paid or	Average	Yield or	Paid or	Average	Yield or	Paid or
	Amount	Rate	Earned	Amount	Rate	Earned	Amount	Rate	Earned
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans	$986,305	5.70%	$56,196	$952,800	6.46%	$61,568	$811,509	8.16%	$66,219
Investments
Taxable	273,834	4.88%	13,376	239,253	5.38%	12,875	209,082	5.27%	11,023
Tax-exempt	20,969	4.32%	906	16,266	4.40%	716	18,734	4.27%	800
Federal funds sold	22,322	0.43%	95	29,916	1.57%	470	21,434	5.19%	1,112
Interest-bearing deposits in other banks	48,509	0.39%	187	2,557	1.80%	46	506	5.34%	27

Total interest-earning assets	1,351,939	5.23%	$70,760	1,240,792	6.10%	$75,675	1,061,265	7.46%	$79,181

Cash and due from banks	49,848			22,846			25,624
Premises and equipment	32,894			33,584			26,676
Other	58,036			34,581			30,527
Allowance for loan losses	(15,830)			(13,419)			(11,029)

Total assets	$1,476,887			$1,318,384			$1,133,063

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW accounts	$187,250	0.95%	$1,777	$147,227	1.46%	$2,149	$127,093	2.30%	$2,926
Savings and money management accounts	341,118	1.71%	5,842	353,719	2.52%	8,912	341,097	4.04%	13,788
Time deposits	577,897	2.88%	16,630	446,434	4.25%	18,956	317,298	5.18%	16,433
Federal funds purchased / securities sold under repurchase agreements	40,823	0.80%	327	60,629	2.17%	1,317	65,735	5.03%	3,305
Other borrowings	103,238	3.78%	3,907	98,741	4.21%	4,155	79,250	5.65%	4,480

Total interest-bearing liabilities	1,250,326	2.28%	28,483	1,106,750	3.21%	35,489	930,473	4.40%	40,932

Noninterest-bearing demand deposits	114,835			109,818			108,470
Other liabilities	10,966			12,479			10,270
Stockholders’ equity	100,760			89,337			83,850

Total liabilities and stockholders’ equity	$1,476,887			$1,318,384			$1,133,063

Net interest spread		2.95%			2.89%			3.06%
Benefit of noninterest sources		0.17%			0.35%			0.54%
Net interest margin/income		3.12%	$42,277		3.24%	$40,186		3.60%	$38,249

2009 compared with 2008:
Interest earning asset yields declined sharply in 2009 compared to 2008, decreasing 87 basis points while interest bearing liability rates declined 93 basis points. As a result the Company’s average interest rate spread improved slightly to 2.95% in 2009 as compared to 2.89% in 2008. The year over year decline in asset yields and liability costs were a result of decreased market interest rates coupled with an increased level of liquidity. The Federal Reserve Board decreased its target Federal Funds rate seven times totaling 400 basis points during 2008. As a result, the prime interest rate dropped from 7.25% at year end 2007 to 3.25% at year end 2008. A significant portion of the Company’s loan portfolio adjusts immediately to these changes in rates while deposit liabilities typically lag. In addition, the yield on federal funds sold declined 114 basis points and negatively impacted overall asset yields. These factors contributed to the net interest margin declining from 3.24% in 2008 to 3.12% in 2009.

The increase in average loans of $33.5 million, average investments of $39.3 million, average interest bearing deposits in other banks of $46.0 million and average cash and due from banks of $27.0 million were funded by increases in average interest bearing deposits of $158.9 million and other borrowings of $4.5 million, offset in part by decreases in federal funds purchased and securities sold under repurchase agreements of $19.8 million. For 2009, average total assets were $1.5 billion, a 12.02% increase over 2008. Average interest-earning assets for 2009 were $1.4 billion, or 91.5% of average total assets.
Interest income is the largest contributor to income. Interest income on loans, including loan fees, decreased $5.4 million from 2008 to $56.2 million in 2009. Declining interest rates accounted for approximately $7.3 million reduction in interest but was offset by approximately $2.2 million due to increased average balances of loans. Also affecting the overall yield on loans was an increase in average non-accrual loans from $22.7 million in 2008 to $38.3 million in 2009. Loans placed on non-accrual resulted in the reversal of interest income of $1.3 million for the year ended 2009 and $1.0 in 2008. If these non-accrual loans had been accruing interest under their original terms, approximately $2.4 million in 2009 and $1.6 million in 2008 would have been recognized in earnings. Interest income on investments increased $691 to $14.3 million primarily as a result of higher average balances partially offset by lower investment yields in 2009. The average yield on the taxable investment portfolio declined from 5.38% in 2008 to 4.88% in 2009 and accounted for $1.2 million in decreased interest in 2009. Market yields available on high quality investments made during the year were lower in 2009 and were impacted by the investment of funds from increased deposits, maturities of investments coupled with funds reinvested from the liquidation of certain securities based on asset liability strategies. Interest income on federal funds sold decreased as the average yield declined from 1.57% in 2008 to 0.43% in 2009. Average yields on interest-earning assets were 5.23% in 2009, compared to 6.10% in 2008.
Interest expense on deposits decreased $5.8 million from 2008 to $24.2 million in 2009. Declining interest rates paid on deposits more than offset the additional interest due to growth. The mix of interest bearing deposits also affects the interest rate spread. During 2009 the proportion of higher cost time deposits as a percent of interest bearing liabilities increased from 40% to 46% while lower cost money management and savings accounts decreased from 32% to 27%. The overall result was an increase in net interest income of $2.1 million or 5.2% in 2009 from 2008.
A key performance measure for net interest income is the “net interest margin”, or net interest income divided by average interest-earning assets. Unlike the “net interest spread” (the difference between interest rates earned on assets and interest rates paid on liabilities), the net interest margin is affected by the level of non-interest sources of funding used to support interest-earning assets. The Company’s net interest margin decreased to 3.12% in 2009 from 3.24% in 2008. The net interest margin deteriorated in 2009 as the benefit of noninterest sources decreased from 0.35% in 2008 to 0.17% in 2009 reflecting the reduced benefit of such balances in the net interest margin. The high level of competition in the local market for both loans and particularly deposits continues to influence the net interest margin. The net interest margin continues to be supported by demand deposits which provide a noninterest-bearing source of funds. The Company’s marketing efforts continue to be focused on demand deposits and NOW accounts to help prevent further deterioration in the net interest margin. The net interest spread measures the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing sources of funds. The net interest spread eliminates the impact of noninterest-bearing funds and gives a direct perspective on the effect of market interest rate movements. As a result of changes in interest rates in 2009, the net interest spread increased 6 basis points to 2.95% in 2009.

2008 compared with 2007:
Despite declining yields, net interest income increased $1.9 million in 2008 compared to 2007 as a result of the growth in the volume of average earning assets. Interest earning assets averaged $1.2 billion in 2008, an increase of 16.9%, from the $1.1 billion averaged in 2007. Average yields on earning assets decreased to 6.10% in 2008, compared to 7.46% in 2007 as a result of decreased market interest rates. The Federal Reserve Board decreased its target Federal Funds rate seven times totaling 400 basis points during 2008. As a result, the prime interest rate dropped from 7.25% at year end 2007 to 3.25% at year end 2008.
In 2008, the Company’s net interest margin decreased to 3.24% from 3.60% in 2007 as the average rate paid on interest-bearing deposits decreased less than the average rate on interest-earning assets. The 2008 net interest spread of 2.89% decreased 17 basis points from 2007’s 3.06% due to changes in interest rates.
Changes in the net interest income from period to period result from increases or decreases in the volume of interest-earning assets and interest-bearing liabilities, increases in the average rates earned and paid on such assets and liabilities, the ability to manage the earning asset portfolio, and the availability of particular sources of funds, such as noninterest-bearing deposits. The following table: “Analysis of Changes in Net Interest Income” indicates the changes in the Company’s net interest income as a result of changes in volume and rate from 2009 to 2008, and 2008 to 2007. The analysis of changes in net interest income included in the following table indicates that on an overall basis in 2009 to 2008, the increase in the balances or volumes of interest-earning assets created a positive impact in net income. This was somewhat offset by the impact of increased volumes of interest-bearing liabilities. The rate environment of 2009 resulted in significant rate decreases on interest-earning assets and interest-bearing liabilities. In 2008 to 2007, the increase in the balances or volumes of interest-earning assets created a positive impact in net income which was partially offset by the impact of increased volumes of interest-bearing liabilities. Declining rates in 2008 resulted in rate decreases on interest-earning assets and interest-bearing liabilities.

Analysis of Changes in Net Interest Income

	2009 vs. 2008				2008 vs. 2007
	Increase (Decrease)				Increase (Decrease)
	Average	Average			Average	Average
	Volume	Rate	Combined	Total	Volume	Rate	Combined	Total
	(Dollars in thousands)				(Dollars in thousands)
Interest income from interest-earning assets:

Loans	$2,164	$(7,264)	$(272)	$(5,372)	$11,529	$(13,781)	$(2,399)	$(4,651)
Investments, taxable	1,860	(1,185)	(174)	501	1,590	233	29	1,852
Investments, tax-exempt	207	(13)	(4)	190	(105)	24	(3)	(84)
Federal funds sold	(119)	(342)	86	(375)	440	(726)	(356)	(642)
Interest-bearing deposits in other banks	827	(36)	(650)	141	109	(19)	(71)	19

Total	$4,939	$(8,840)	$(1,014)	$(4,915)	$13,563	$(14,269)	$(2,800)	$(3,506)

Interest expense on interest-bearing liabilities:
NOW accounts	$584	$(752)	$(204)	$(372)	$463	$(1,068)	$(172)	$(777)
Savings and money management accounts	(318)	(2,857)	104	(3,071)	510	(5,186)	(200)	(4,876)
Time deposits	5,587	(6,127)	(1,785)	(2,325)	6,689	(2,963)	(1,203)	2,523
Federal funds purchased / securities sold under repurchase agreements	(430)	(829)	269	(990)	(257)	(1,878)	147	(1,988)
Other borrowings	189	(420)	(17)	(248)	1,101	(1,143)	(283)	(325)

Total	$5,612	$(10,985)	$(1,633)	$(7,006)	$8,506	$(12,238)	$(1,711)	$(5,443)

Change in net interest income				$2,091				$1,937

The variances for each major category of interest-earning assets and interest-bearing liabilities are attributable to (a) changes in volume (changes in volume times prior year rate), (b) changes in rate (changes in rate times prior year volume) and (c) combined (changes in rate times the change in volume).
Provision for Loan Losses
The provision for loan losses is the charge to operating earnings necessary to maintain the allowance for loan losses at a level which, in management’s estimate, is adequate to cover the estimated amount of incurred losses in the loan portfolio. The provision for loan losses totaled $30.9 million for the year ended December 31, 2009 compared to $9.1 million for the year ended December 31, 2008. See “Allowance for Loan Losses” for further analysis of the provision for loan losses.
Noninterest Income
Noninterest income consists of revenues generated from a broad range of financial services and activities, including service charges on deposit accounts, gain on sales of loans, gain on sale of fixed assets, fee-based services, and products where commissions are earned through sales of products such as real estate mortgages, retail investment services, trust services, and other activities. In addition, the increases in cash surrender value of bank-owned life insurance and gains or losses realized from the sale of investment securities are included in noninterest income.

2009 compared with 2008:
Noninterest income for 2009 was $20.7 million, an increase of $4.0 million or 24.15% from 2008. Gain on sales of loans increased $2.7 million as falling rates caused an increase in mortgage refinance activity coupled with improved pricing. Investment securities gains increased $2.6 million due to increased sales of investments which occurred in part to asset liability strategies during the year. These increases were partially offset by other-than-temporary impairment losses of $975 and reduced service charges and fees on deposits of $240. The reduced level of service charges was primarily due to lower returned check fees resulting from decreased economic activity.
2008 compared with 2007:
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
The following table presents the principal components of noninterest income for the last three years:
Noninterest Income

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Service charges and fees on deposits	$7,051	$7,291	$6,409
Gain on sales of loans	8,493	5,747	5,185
(Loss) gain on sale of fixed assets, net	(15)	8	1,049
Investment securities gains (losses), net of OTTI	1,557	(77)	(237)
Retail investment income	1,175	1,096	1,267
Trust service fees	1,040	1,134	1,132
Increase in cash surrender value of bank-owned life insurance	880	708	678
Miscellaneous income	558	798	685

Total noninterest income	$20,739	$16,705	$16,168

Noninterest income as a percentage of total average assets	1.40%	1.27%	1.43%

Noninterest income as a percentage of total income	22.67%	18.08%	16.96%

Noninterest Expense
2009 compared with 2008:
Noninterest expense totaled $46.5 million in 2009, an increase of $9.8 million or 26.55% over 2008.
The significant increase in noninterest expense in 2009 was from losses on sales of other real estate which increased $5.8 million and a $588 valuation allowance established based on recent appraisals. The increase was due primarily to aggressive liquidation of such assets in the fourth quarter. During the fourth quarter, management became concerned with declining real estate values on foreclosed properties and concluded that liquidation of a significant portion of such assets was necessary to avoid further value declines. Proceeds from sales of other real estate totaled $5.8 million during the fourth quarter and a loss of $5.2 million was recorded on those sales.
Salaries and other personnel expense increased $1.7 million or 8.06% due primarily to a $787 increase in commissions paid due to higher mortgage production and a $795 increase in accruals to the Company’s non-qualified defined benefit plan due to a reduction in the discount rate and newly added participants.
FDIC insurance expense increased $1.8 million or 203.14% due primarily to a special assessment of $670 and increased assessment rates. Occupancy expense increased $317 in 2009 due primarily to depreciation expense on purchases of upgraded computer systems and software. Loan costs increased $322 primarily related to the increase in expense from foreclosed properties.
2008 compared with 2007:
Noninterest expense totaled $36.8 million in 2008, an increase of $4.2 million or 13.1% from 2007 noninterest expense of $32.5 million. Salaries and other personnel expense increased $1.5 million or 7.8% due to full year expense of offices opened in the Aiken and Greenville, South Carolina and Evans, Georgia markets, the expansion of the wealth management area, medical expenses, employer 401K expense, and stock options compensation expense somewhat offset by an increase in FAS 91 deferred cost expense. Occupancy expense increased $916 in 2008 due primarily to a full years expense associated with the Company’s new Operation center which was occupied in October 2007. In addition, the full year effect of two new branches and a loan production office impacted the increase. FDIC insurance expense increased $785 due primarily to credits which expired in 2007, increased assessments and growth in deposits. Processing expenses increased $167 primarily due to ATM processing fees related to new account growth of checking products, payroll processing fees related to employee growth, disaster recovery fee increases and CDARS account fees related to new account growth. IT maintenance expense increased $261 primarily for increase in core software maintenance agreement and security maintenance. Professional fees increased $255 due in part to the Company outsourcing a portion of the Company’s routine Sarbanes Oxley testing. Contribution expense decreased from 2007 primarily due to a donation to Georgia Bank Foundation in 2007. Loan costs increased $135 primarily related to the increase in expense from foreclosed properties.
The Company continues to monitor expenditures in all organizational units by utilizing specific cost-accounting and reporting methods as well as responsibility center budgeting. The following table presents the principal components of noninterest expense for the years ended December 31, 2009, 2008 and 2007.

Noninterest Expense

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Salaries and other personnel expense	$22,534	$20,852	$19,343
Occupancy expense	4,691	4,373	3,457
Marketing & business development	1,451	1,668	1,586
Processing expense	1,733	1,917	1,750
Legal and professional fees	1,552	1,763	1,508
Data processing expense	1,265	1,203	942
FDIC insurance	2,723	898	113
Loss (gain) on sale of other real estate	5,741	(63)	29
Other real estate valuation allowance	588	—	—
Loan costs	917	658	460
Supplies expense	604	763	704
Other expense	2,712	2,720	2,616

Total noninterest expense	$46,511	$36,752	$32,508

Noninterest expense as a percentage of total average assets	3.15%	2.79%	2.87%

Operating efficiency ratio	75.66%	64.52%	60.64%
The Company’s efficiency ratio (noninterest expense as a percentage of net interest income and noninterest income, excluding gains and losses on the sale of investments) increased to 75.66% in 2009 compared to 64.52% in 2008, and 60.64% in 2007.
Income Taxes
Income tax expense decreased $9.9 million to a net tax benefit of $6.4 million in 2009 from 2008, and decreased $2.8 million or 44.5% in 2008 from 2007. The effective tax rate as a percentage of pre-tax income was 44.5% in 2009, 31.6% in 2008, and 34.9% in 2007. A significant driver in the effective tax rate in 2008 was the loan loss provision which lowered pre-tax income and thereby increased the proportion of tax exempt income to taxable income. In 2009, the effective tax rate exceeded the combined statutory rate due to the coupling of the net loss while maintaining existing levels of tax exempt income.
At December 31, 2009, the Company maintains net deferred tax assets of $11.2 million. In evaluating the need for a valuation allowance against the deferred tax asset, management has considered primarily existing carryback potential of $22.8 million. Furthermore, management has considered the severity and number of consecutive quarterly losses and has determined that a valuation allowance is not necessary based on a single quarterly loss.

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
Loans outstanding averaged $965.1 million in 2009 compared to $934.5 million in 2008 and $800.9 million in 2007. At December 31, 2009, loans totaled $937.5 million compared to $986.8 million at December 31, 2008, a decrease of $49.3 million or 5.0%.
The Company experienced significant increases in loan volumes and balances during 2008 but has experienced decreased balances during 2009 as the economy continued to worsen. Beginning in the fourth quarter of 2008 loan demand began to decrease and has continued to decline through 2009. Commercial real estate loans increased $56.5 million or 21.2% in 2009. Construction and development loans decreased $99.7 million or 27.0% from year end 2008. Loan growth in 2008 was impacted by the purchase of a $29.7 million portfolio in the Athens, Georgia market.
The following table sets forth the composition of the Company’s loan portfolio as of December 31st for the past five years. The Company’s loan portfolio does not contain any concentrations of loans exceeding 10% of total loans which are not otherwise disclosed as a category of loans in this table. The Company has not invested in loans to finance highly-leveraged transactions (“HLT”), such as leveraged buy-out transactions, as defined by the Federal Reserve and other regulatory agencies. Loans made by a bank for recapitalization or acquisitions (including acquisitions by management or employees) which result in a material change in the borrower’s financial structure to a highly-leveraged condition are considered HLT loans. The Company had no foreign loans or loans to lesser-developed countries as of December 31st of any of the years presented.
Loan Portfolio Composition

	December 31,
	2009		2008		2007		2006		2005
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Commercial financial and agricultural	$102,160	10.90%	$109,751	11.12%	$93,318	10.71%	$80,823	10.99%	$64,398	11.12%

Real estate
Commercial	322,864	34.44%	266,362	26.99%	236,358	27.12%	198,453	27.00%	156,896	27.09%
Residential	219,217	23.38%	212,856	21.57%	190,613	21.88%	158,543	21.57%	138,716	23.95%
Acquisition, development and construction	270,062	28.81%	369,731	37.47%	318,438	36.54%	266,875	36.30%	184,826	31.92%

Total real estate	812,143	86.63%	848,949	86.03%	745,409	85.54%	623,871	84.87%	480,438	82.96%

Lease financing	0	0.00%	33	0.00%	37	0.00%	116	0.02%	111	0.02%
Consumer
Direct	20,507	2.19%	24,272	2.46%	25,569	2.93%	24,146	3.28%	24,343	4.20%
Indirect	1,898	0.20%	3,319	0.34%	4,237	0.49%	6,232	0.85%	9,752	1.69%
Revolving	836	0.09%	905	0.09%	3,819	0.44%	843	0.12%	656	0.11%

Total consumer	23,241	2.48%	28,496	2.89%	33,625	3.86%	31,221	4.25%	34,751	6.00%

Deferred loan origination fees	(55)	(0.01%)	(398)	(0.04%)	(949)	(0.11%)	(919)	(0.13%)	(610)	(0.10%)

Total	$937,489	100.00%	$986,831	100.00%	$871,440	100.00%	$735,112	100.00%	$579,088	100.00%

Loans may be periodically renewed with principal reductions and appropriate interest rate adjustments. Loan maturities as of December 31, 2009 are set forth in the following table based upon contractual terms. Actual cash flows may differ as borrowers generally have the right to prepay without prepayment penalties.
Loan Maturity Schedule At
December 31, 2009

	Within	One to Five	After Five
	One Year	Years	Years	Total
	(Dollars in thousands)

Commercial, financial and agricultural	$59,443	$41,369	$1,348	$102,160
Real Estate
Commercial	94,632	219,457	8,775	322,864
Residential	103,825	91,765	23,627	219,217
Acquisition, development and construction	202,139	62,707	5,216	270,062
Consumer	12,573	10,343	325	23,241
Deferred loan origination fees	(55)	—	—	(55)

Total loans	$472,557	$425,641	$39,291	$937,489

The following table presents an interest rate sensitivity analysis of the Company’s loan portfolio as of December 31, 2009. The loans outstanding are shown in the time period where they are first subject to repricing.
Sensitivity of Loans to Changes in Interest Rates
At December 31, 2009

	Within	One to Five	After Five
($ in thousands)	One year	Years	Years	Total

Loans maturing or repricing with:
Predetermined interest rates	$152,143	$208,857	$10,914	$371,914
Floating or adjustable interest rates	405,149	157,026	3,400	565,575

Total loans	$557,292	$365,883	$14,314	$937,489

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

If non accruing loans had been accruing interest under their original terms, approximately $2.4 million in 2009, $1.6 million in 2008, and $198 in 2007 would have been recognized as earnings.
The Company is required to identify impaired loans and evaluate the collectability of both contractual interest and principal of loans when assessing the need for a loss allowance. Large pools of smaller balance homogeneous loans are collectively evaluated for impairment. A loan is considered impaired, when based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note agreement. The amount of the impairment is measured based on the present value of future cash flows discounted at the loan’s effective interest rate or, if the loan is collateral dependent or foreclosure is probable, the fair value of collateral, less estimated selling expenses. Regulatory guidance is also considered. At December 31, 2009 and 2008, the Company had impaired loans of $34.7 million and $33.8 million, respectively. Allowances for losses on impaired loans totaled $2.0 million on balances of $11.7 million and $2.2 million on balances of $16.9 million respectively at December 31, 2009 and 2008. Charge-offs of $19.6 million were taken on these impaired loans during 2009. The amount of impaired loans for which there is no related allowance for credit losses totaled $22.9 million and $16.8 million at December 31, 2009 and 2008, respectively. Impaired loans for which there is no related allowance for credit losses are secured by collateral with fair value less estimated selling expenses in excess of the carrying amount of the loan.
Non-performing assets include nonaccrual loans, loans past due 90 days or more, restructured loans and other real estate owned. The following table, “Non-Performing Assets”, presents information on these assets as of December 31st, for the past five years. Non-performing assets were $40.2 million at December 31, 2009 or 4.26% of period end loans and other real estate owned. This compares to $40.5 million or 4.08% of total loans and other real estate owned at December 31, 2008.
At December 31, 2009, 2007 and 2006 there were no loans past due 90 days or more and still accruing. At December 31, 2008 and 2005, there were loans past due 90 days or more and still accruing of $7.3 million and $1, respectively. All loans past due 90 days or more are classified as nonaccrual loans unless the loan officer believes that both principal and interest are collectible, in which case the loan continues to accrue interest.
Restructured loans are loans on which the original terms have been modified in favor of the borrower or either principal or interest has been forgiven due to deterioration in the borrower’s financial condition. Restructured loans totaled $1.7 million at December 31, 2009.

Non-Performing Assets

	Year Ended December 31,
	2009	2008	2007	2006	2005
		(Dollars in thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$616	$261	$253	$101	$87
Real Estate:
Commercial	2,932	3,491	1,440	1,028	1,022
Residential	4,623	2,815	993	787	1,735
Acquisition, development and construction	23,755	27,908	2,261	205	674
Consumer:
Direct	331	306	548	230	491
Revolving	—	—	—	—	—

Total Nonaccrual loans	$32,257	$34,781	$5,495	$2,351	$4,009

Restructured loans (1)	$—	$—	$—	$—	$—
Other real estate owned	7,974	5,734	—	—	—

Total Nonperforming assets	$40,231	$40,515	$5,495	$2,351	$4,009

Loans past due 90 days or more and still accruing interest	$—	$7,298	$—	$—	$1

Allowance for loan losses to period end total loans	2.38%	1.49%	1.35%	1.33%	1.58%
Allowance for loan losses to period end nonperforming loans	69.25%	42.39%	214.74%	415.87%	227.61%
Net charge-offs to average loans	2.42%	0.65%	0.22%	0.17%	0.12%
Nonperforming assets to period end loans	4.29%	4.11%	0.63%	0.32%	0.69%
Nonperforming assets to period end loans and other real estate owned	4.26%	4.08%	0.63%	0.32%	0.69%

Proforma data to illustrate the effect of SAB 108
Allowance for loan losses to period end net loans excluding amount applicable to unfunded lines, commitments and standby letters of credit					1.40%
Allowance for loan losses to period end nonperforming loans excluding amount applicable to unfunded lines, commitments and standby letters of credit					210.30%

(1)	Restructured loans on nonaccrual status at year end are included under nonaccrual loans in the table.

The table below presents a roll forward of other real estate owned for the twelve month period ended December 31, 2009 and 2008, respectively.
Other Real Estate Owned
(Dollars in thousands)

	2009	2008
Beginning balance, January 1	$5,734	$—
Additions	20,752	6,386
Valuation allowance	(588)	—
Sales	(12,183)	(715)
(Loss) gain on sale of OREO	(5,741)	63

Ending balance, December 31	$7,974	$5,734

The following table provides details of other real estate owned as of December 31, 2009 and 2008, respectively.

	2009	2008
Other Real Estate:
Single family developed lots	$724	$1,636
Single family undeveloped land	—	1,050
1-4 Family residential	484	1,848
Commercial land	4,468	1,200
Condominums	2,886	—

	8,562	5,734

Valuation allowance	(588)	—

	$7,974	$5,734

The increase in other real estate owned is primarily due to the foreclosure of impaired loans, the most significant of which are included in the table below. The net increase in nonaccrual loans reflects increased levels of such loans offset by foreclosures and loans returned to accrual status due to improved performance. A significant portion of the increases were in ADC loans.

			Nonaccrual			($000s)		Appraisal	Appraised
	Balance	Originated	Date	Trigger	Collateral	Allowance	Method	Date	Value

ADC Loan — Athens, Georgia	$856	07/31/06-10/11/06	01/28/09	delinquency	houses	—	collateral value	05/09	$1,580
ADC Loan — CSRA	1,814	12/16/05-04/11/08	11/30/09	delinquency	lots & land	—	collateral value	In Process	2,682
1-4 Family Residential	1,265	09/22/06-09/04/08	11/30/09	delinquency	houses & lots	—	collateral value	In Process	1,733
ADC Loan — Georgia Loan Participation	1,272	12/06/06	09/17/08	delinquency	lots	—	collateral value	12/09	2,000
ADC Loan — Georgia Loan Participation	1,727	04/13/06	09/17/08	delinquency	lots	706	collateral value	03/09	1,330
ADC Loan — CSRA	1,222	08/17/07-05/02/08	12/30/09	delinquency	lots	124	collateral value	12/09	1,220
ADC Loan — Athens, Georgia	1,611	03/29/06	06/11/09	delinquency	condominums	—	collateral value	10/09	1,790
ADC Loan — CSRA	3,514	08/25/06	08/17/09	delinquency	lots	—	collateral value	09/09	6,333
ADC Loan — Athens, Georgia	1,638	01/12/05-07/26/06	4/08-6/08	delinquency	lots & land	—	collateral value	12/09	1,880
ADC Loan — Athens, Georgia	657	03/26/08	06/02/08	delinquency	lots	—	collateral value	12/09	730
ADC Loan — Athens, Georgia	2,747	08/18/06-01/10/07	01/28/09	delinquency	land & townhomes	—	collateral value	02/09	3,526

	$18,323

Other, net	13,934

Nonaccrual loans at December 31, 2009	$32,257

In addition to loans disclosed above as past due, nonaccrual and restructured as of December 31, 2009, management also identified further weaknesses in $20.4 million of already classified loans. These loans, principally classified for regulatory purposes as substandard, are principally commercial real estate and ADC loans in the company’s primary market area. Estimated potential losses from these potential credit weaknesses have been provided for in determining the allowance for loan losses at December 31, 2009.
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
Additions to the allowance for loan losses, which are expensed on the Company’s income statement as the “provision for loan losses”, are made periodically to maintain the allowance for loan losses at an appropriate level based upon management’s analysis of risk in loan portfolio. The Company’s provision for loan losses in 2009 was $30.9 million, an increase of $21.8 million, or 241% from the 2008 provision of $9.1 million.

The table below indicates the allocated general allowance for all loans according to loan type determined through the Company’s comprehensive allowance methodology for the years indicated. Because these allocations are based upon estimates and subjective judgment, it is not necessarily indicative of the specific amounts or loan categories in which loan losses may occur.
Allocation of the Allowance for Loan Loss

	December 31,
	2009		2008		2007		2006		2005
	Amount	Percent(1)	Amount	Percent(1)	Amount	Percent(1)	Amount	Percent(1)	Amount	Percent(1)
	(Dollars in thousands)
Balance at end of year Applicable to:
Commercial, financial, agricultural	$1,442	18.21%	$1,964	18.93%	$1,760	17.73%	$1,713	18.91%	$1,550	22.66%
Real estate-commercial	$5,709	33.10%	$2,565	26.92%	$2,483	28.67%	$2,547	25.04%	$2,494	26.32%
Real estate-acquisition, development and construction	8,876	29.51%	7,050	37.13%	4,344	34.38%	3,191	36.33%	2,521	32.99%
Real estate — residential mortgage	5,322	16.68%	2,048	14.11%	2,198	15.37%	1,382	16.42%	82	13.69%
Consumer loans to individuals	989	2.50%	1,115	2.91%	1,015	3.85%	944	3.30%	1,784	4.34%
Unfunded lines, commitments and standby letters of credit	—	0.00%	—	0.00%	—	0.00%	—	0.00%	694	0.00%
Other	—	0.00%	—	0.00%	—	0.00%	—	0.00%	—	0.00%
					Amount
Balance at end of year	$22,338	100.00%	$14,742	100.00%	$11,800	100.00%	$9,777	100.00%	$9,125	100.00%
Proforma excluding unfunded lines, commitments and standby letters of credit									(694)
									$8,431

(1)	Percent of gross loans in each category to total loans adjusted for loans recorded at fair value
In response to the prospect of further declines in real estate values in metro Atlanta, Athens and Savannah, Georgia to which the company has already been severely impacted, the Company aggressively liquidated loans and other real estate owned in the fourth quarter and took similarly aggressive write downs on remaining problem assets to reflect management’s anticipated disposition of such assets.
The allocation of the allowance for loan losses on the acquisition development and construction segment grew $1.8 million in 2009, despite an overall decrease in the portfolio of $99.7 million. At December 31, 2009, the $8.9 million allowance allocated to this portfolio consisted of $6.9 million allocated as general reserves and $2.0 million allocated as specific reserves, as compared to $5.0 million allocated to general reserves and $2.1 million allocated as specific reserves at year end 2008. The allocation of general reserves to the performing portfolio was 2.72%, as compared to 1.47% at December 31, 2008. This increase in general reserves reflects the ongoing risk of this portfolio in an prolonged weakened economy with high inventory levels and extremely slow absorption rates on these types of properties.
In response to the economic environment, management ceased originating and participating in new out of market ADC lending opportunities, has curtailed ADC lending in its primary market and is allowing the portfolio segment to contract to reduce the Company’s near term exposure. Accordingly, in 2009, the portfolio declined $99.7 million or 27.0%. In the CSRA, demand for origination of ADC loans was slow during 2009, and new loans were granted generally in pre-sold situations, or with those borrowers with longstanding superior credit relationships with the bank, having a limited number of speculative houses in inventory.

Charge offs were elevated and more pronounced in the Atlanta, Savannah and Athens markets which accounted for 95.9% of the $17.6 million in gross charge offs in 2009. The Savannah segment declined $8.6 million from $28.3 to $19.7 million and included charge offs of $2.2 million. 40% of the remaining performing loans were outstanding to three of the area’s strongest builders. The Athens segment declined $11.8 million from $31.8 to $20.0 million and included charge offs of $9.5 million. Approximately 37% of the remaining performing loans represented residential construction loans to stronger builders with the balance being in loans secured by residential or commercial lots and land. The Georgia and Florida participations declined $11.8 million from $21.7 to $9.9 million including charge offs of $4.7 million. A total of four relationships remain in these portfolios. Management has carefully evaluated the remaining portfolio’s and has provided general reserves which have increased signficantly in comparision to long-term historicial losses. Management believes the allocations are appropriate due to the significant detrioration of the market and prospect of further deterioation, despite the relative strength of the remaining borrowers.
The majority of the remaining ADC portfolio is the CSRA which has experienced significantly less loss. Only 4.1%, or $720 of the $17.6 million in charge-offs incurred in the ADC portfolio, were derived from the CSRA portfolio. Although the CSRA market is not entirely immune to the current national recession, it has performed better due to several factors, including: (1) the level of military spending due to the ongoing expansion of the Army’s Fort Gordon and its missions, (2) the ongoing expansion and economic opportunities provided by the medical community around the state’s Medical College of Georgia, and (3) the reduced level of volatility shown in the Augusta/CSRA residential housing market. However, the CSRA has experienced an increase in classified/watch rated loans as well as loans considered impaired which resulted in an increase in the allowance. Consequently, management has increased the general reserves on this portfolio to $3.8 million at December 31, 2009, as compared to $1.7 million at December 31, 2008.

The following table provides selected asset quality information related to the acquisition development and construction loan portfolio as of December 31, 2009 and 2008.
Acquisition Development and Construction Loans

	2009	2008
	(Dollars in thousands)
CSRA — primary market area
Period-end loans	195,394	266,156
Specific reserve impaired loans	11,278	5,187
Classified/watch rated loans	27,237	9,879
Charge-offs % (annual)	0.44%	0.19%
Specific reserve allowance / Impaired loans	10.29%	0.00%
General reserve allowance / Loans not impaired %	2.10%	0.67%
Allowance / Charge-offs	6.94	4.78

Savannah, Georgia
Period-end loans	19,666	28,300
Specific reserve impaired loans	1,300	2,645
Classified/watch rated loans	4,064	5,060
Charge-offs % (annual)	11.21%	3.18%
Specific reserve allowance / Impaired loans	8.62%	6.62%
General reserve allowance / Loans not impaired %	3.42%	4.20%
Allowance / Charge-offs	0.34	1.39

Athens, Georgia
Period-end loans	20,031	31,806
Specific reserve impaired loans	8,457	8,772
Classified/watch rated loans	2,742	13,667
Charge-offs % (annual)	47.59%	1.78%
Specific reserve allowance / Impaired loans	0.00%	12.04%
General reserve allowance / Loans not impaired %	10.68%	3.97%
Allowance / Charge-offs	0.13	2.55

ADC Participations — Georgia
Period-end loans	9,893	21,676
Specific reserve impaired loans	3,393	10,637
Classified/watch rated loans	6,500	48
Charge-offs % (annual)	47.41%	8.88%
Specific reserve allowance / Impaired loans	20.81%	4.09%
General reserve allowance / Loans not impaired %	9.50%	9.55%
Allowance / Charge-offs	0.28	0.77

ADC Participations — Florida
Period-end loans	4,034	8,005
Specific reserve impaired loans	1,034	3,650
Classified/watch rated loans	—	704
Charge-offs % (annual)	10.26%	0.19%
Specific reserve allowance / Impaired loans	0.00%	11.34%
General reserve allowance / Loans not impaired %	10.00%	4.27%
Allowance / Charge-offs	0.72	2.00
The allocation of allowance for loan losses on Commercial real estate increased $3.1 million and was due in part to an increased level of classified/watch rated loans coupled with an increase in balances. The allocation of allowance for loan losses for Residential real estate increased $3.2 million and was due in part to an increased level of classified/watch rated loans coupled with an increase in balances and charge offs during 2009.

The following table provides details regarding charge-offs and recoveries by loan category during the most recent five year period, as well as supplemental information relating to both net loan losses, the provision and the allowance for loan losses during each of the past five years. Net charge-offs for 2009 represented 2.42% of average loans outstanding, compared to 0.65% for 2008 and 0.22% for 2007.
Allowances for Loan Losses

	At December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)

Total loans outstanding at end of period, net of unearned income	$937,489	$986,831	$871,440	$735,112	$579,088

Average loans outstanding, net of unearned income	$965,111	$934,512	$800,852	$647,421	$530,662

Balance of allowance for loan losses at beginning of year	$14,742	$11,800	$9,777	$8,431 (1)	$7,930

Charge-offs:
Commercial, financial and agricultural	1,061	816	98	648	694
Real estate — commercial	1,082	279	219	130	65
Real estate — acquisition, development and construction	17,573	4,265	915	100	80
Real estate — residential mortgage	3,801	665	258	676	30
Consumer	616	711	1,086	386	736

Total charge-offs	24,133	6,736	2,576	1,940	1,605

Recoveries of previous loan losses:
Commercial, financial and agricultural	360	348	21	287	307
Real estate — commercial	15	—	32	20	45
Real estate — acquisition, development and construction	6	2	12	6	5
Real estate — residential mortgage	172	41	93	11	7
Consumer	272	232	618	484	594

Total recoveries	825	623	776	808	958

Net loan losses	23,308	6,113	1,800	1,132	647
Provision for loan losses	30,904	9,055	3,823	2,478	1,842

Balance of allowance for loan losses at end of period	$22,338	$14,742	$11,800	9,777	9,125

Allowance for loan losses to period end loans	2.38%	1.49%	1.35%	1.33%	1.58%
Net charge-offs to average loans	2.42%	0.65%	0.22%	0.17%	0.12%
Proforma ALLL at end of period (2)					$8,431
Proforma ALLL to period end loans (2)					1.40%

(1)	Includes adjustment of $694 for estimated overstatement of allowance for loan loss as of 12/31/05 as required by SAB 108.

(2)	Proforma assumes adjustment to prior periods of amounts corrected pursuant to SAB108 under the iron curtain method.

At December 31, 2009, the allowance for loan losses was 2.38% of outstanding loans, up from 1.49% at December 31, 2008 and 1.35% at December 31, 2007. The Company experienced significantly higher levels of net charge-offs in the real estate construction and real estate mortgage categories in 2009. Due to declining real estate values in the Company’s acquisition development and construction portfolio coupled with the amount of such loans determined to be both impaired and collateral dependent, charge-offs of such loans have increased. Impaired loans are evaluated based on recent appraisals of the collateral. Collateral values are monitored and further charge-offs are taken if its determined collateral values have continued to decline.
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
Investment Securities
The Company’s investment securities portfolio increased $6.7 million to $306.7 million at year-end 2009 from 2008. The Company maintains an investment strategy of seeking portfolio yields within acceptable risk levels, as well as providing liquidity. The Company maintains two classifications of investments: “Held to Maturity” and “Available for Sale.” “Available for Sale” securities are carried at fair market value with related unrealized gains or losses included in stockholders’ equity as accumulated other comprehensive income, whereas the “Held to Maturity” securities are carried at amortized cost. As a consequence, with a higher percentage of securities being placed in the “Available for Sale” category, the Company’s stockholders’ equity is more volatile than it would be if a larger percentage of investment securities were placed in the “Held to Maturity” category. Although equity is more volatile, management has discretion, with respect to the “Available for Sale” securities, to proactively adjust to favorable market conditions in order to provide liquidity and realize gains on the sales of securities. The changes in values in the investment securities portfolio are not taken into account in determining regulatory capital requirements. As of December 31, 2009, except for the U.S. Government agencies and government sponsored entities, there was no issuer who represented 10% or more of stockholders’ equity within the investment portfolio. As of December 31, 2009 and 2008, the estimated fair value of investment securities as a percentage of their amortized cost was 99.3% and 99.9%, respectively. At December 31, 2009, the investment securities portfolio had gross unrealized gains of $3.9 million and gross unrealized losses of $6.1 million, for a net unrealized loss of $2.2 million. As of December 31, 2008 and 2007, the investment securities portfolio had a net unrealized gain of $81 and $75, respectively. The following table presents the amortized cost of investment securities held by the Company at December 31, 2009, 2008 and 2007.

Investment Securities

	December 31,
	2009	2008	2007
	(Dollars in thousands)
Available for sale:
U.S. Government Agencies	$55,086	$109,256	$96,166
Obligations of states and political subdivisions	26,402	17,384	15,755
Mortgage-backed securities
U.S. GSE’s MBS — residential	98,667	117,373	82,921
U.S. GSE’s CMO	107,153	28,179	24,704
Other CMO	8,484	11,997	10,554
Corporate bonds	12,591	15,032	15,036
Equity securities	4	46	250

Total	$308,387	$299,267	$245,386

	December 31,
	2009	2008	2007
Held to maturity:
Obligations of states and political subdivisions	$490	$689	$1,435

Total	$490	$689	$1,435

The Company’s equity securities include 35 thousand common shares of Nexity Corporation. For the year ended December 31, 2009, the Company recognized a $31 pre-tax charge for the other-than-temporary decline in fair value in this investment. When a decline in fair value below cost is deemed to be other than temporary, the unrealized loss must be recognized as a charge to earnings.
The following table represents maturities and weighted average yields of debt securities at December 31, 2009. Yields are based on the amortized cost of securities. Maturities are based on the contractual maturities. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Maturity Distribution and Yields of Investment Securities

	December 31, 2009
	Amortized Cost	Yield
	(Dollars in thousands)
Available for Sale
Obligations of U.S. Government agencies
Over five through ten years	5,996	3.77%
Over ten years	49,090	4.72%

Total	$55,086	4.62%

Obligations of states and political subdivisions(1)
Over one through five years	$1,790	4.27%
Over five through ten years	5,891	5.37%
Over ten years	18,721	6.17%

Total	$26,402	5.86%

Corporate bonds
Over one through five years	$1,008	6.44%
Over five through ten years	2,909	6.01%
Over ten years	8,674	5.34%

Total	$12,591	5.59%

U.S. GSE’s MBS — residential
One year or less	$1,181	3.50%
Over one through five years	1,819	4.13%
Over five through ten years	16,750	3.47%
Over ten years	78,917	3.78%

Total	$98,667	3.73%

U.S. GSE’s CMO
Over five through ten years	$8,250	4.35%
Over ten years	98,903	4.05%

Total	$107,153	4.07%

Other CMO
Over five through ten years	$721	4.98%
Over ten years	7,763	7.30%

Total	$8,484	7.10%

Equity securities	$4	0.00%

Total Available for Sale	$308,387	4.36%

Held to Maturity
Obligations of states and political subdivisions(1)
One year or less	$180	7.87%
Over one through five years	$310	7.87%

Total	$490	7.87%

Total Held to Maturity	$490	7.87%

Total Investment Securities	$308,877	4.36%

(1)	Tax-equivalent yield

Deposits
The Company’s average deposits and other borrowings increased $148.6 million or 12.21% from 2008 to 2009. Average interest-bearing liabilities increased $143.6 million or 12.97% while average noninterest-bearing deposits increased $5.0 million or 4.57% from 2008 to 2009. Average deposits increased $163.9 million or 15.50% over 2008 of which $11.3 million or 1.07% were brokered deposits. Average borrowings decreased $15.3 million or 9.61% from 2008 to 2009. The majority of the growth in deposits reflects the Company’s strategy of consistently emphasizing deposit growth, as deposits are the primary source of funding for balance sheet growth. Borrowed funds consist of short-term borrowings, securities sold under agreements to repurchase with the Company’s commercial customers and reverse repurchase agreements with SunTrust Robinson Humphrey, federal funds purchased, subordinated debentures and borrowings from the Federal Home Loan Bank.
Average interest-bearing liabilities increased $176.3 million or 18.9% from 2007 to 2008, while average noninterest-bearing deposits increased $1.3 million or 1.2% during the same period.
The following table presents the average amount outstanding and the average rate paid on deposits and borrowings by the Company for the years 2009, 2008 and 2007:
Average Deposit and Borrowing Balances and Rates

	Year ended December 31,
	2009		2008		2007
	Average	Average	Average	Average	Average	Average
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)

Noninterest-bearing demand deposits	$114,835	0.00%	$109,818	0.00%	$108,470	0.00%
Interest-bearing liabilities:
NOW accounts	187,250	0.95%	147,227	1.46%	127,093	2.30%
Savings, money management accounts	341,118	1.71%	353,719	2.52%	341,097	4.04%
Time deposits	577,897	2.88%	446,434	4.25%	317,298	5.18%
Federal funds purchased / securities sold under repurchase agreements	40,823	0.80%	60,629	2.17%	65,735	5.03%
Other borrowings	103,238	3.78%	98,741	4.21%	79,250	5.65%

Total interest-bearing liabilities	$1,250,326	2.28%	$1,106,750	3.21%	$930,473	4.40%

Total noninterest & interest-bearing liabilities	$1,365,161		$1,216,568		$1,038,943

The following table presents the maturities of the Company’s time deposits over $100 at December 31, 2009:
Maturities of Time Deposits
(Dollars in thousands)

Time Certificates
of Deposit of
$100 or More
Months to Maturity
Within 3 months	$119,439
After 3 through 6 months	39,076
After 6 through 12 months	115,227

Within one year	273,742
After 12 months	145,009

Total	$418,751

This table indicates that the majority of time deposits of $100 or more have a maturity of less than twelve months. This is reflective of both the Company’s market and recent interest rate environments. Large time deposit customers tend to be extremely rate sensitive, making these deposits a volatile source of funding for liquidity planning purposes. However, dependent upon pricing, these deposits are virtually always available in the Company’s market. At December 31, 2009, the Company had $102.1 million of brokered certificates of deposit that mature after 12 months. The Company does not have any time deposits of $100 or more that are not certificates of deposit.
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
Unfunded commitments to extend credit where contractual amounts represent potential credit risk totaled $174.9 million and $202.6 million at December 31, 2009 and 2008, respectively. These commitments are primarily at variable interest rates.
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
Commitments and Contractual Obligations

	Less than	1 - 3	3 - 5	More than
(Dollars in thousands)	1 Year	Years	Years	5 Years
Lines of credit	$146,874	—	—	—
Mortgage loan commitments	28,020	—	—	—
Lease agreements	361	459	72	61
Deposits	1,093,122	173,438	11,750	2,224
Securities sold under repurchase agreements	3,188	—	—	—
FHLB advances	17,000	8,000	13,000	39,000
Other borrowings	600	—	—	—
Subordinated debentures	—	—	2,947	20,000

Total commitments and contractual obligations	$1,289,165	181,897	27,769	61,285

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
The Company manages its sensitivity to interest rate movements by adjusting the maturity of, and establishing rates on, the interest-earning asset portfolio and interest-bearing liabilities in line with management’s expectations relative to market interest rates. The Company would generally benefit from increasing market interest rates when the balance sheet is asset sensitive and would benefit from decreasing market rates when it is liability sensitive. At December 31, 2009, the Company’s interest rate sensitivity position was liability sensitive within the one-year horizon.

The following table “Interest Sensitivity Analysis” details the interest rate sensitivity of the Company at December 31, 2009. The principal balances of the various interest-earning and interest-bearing balance sheet instruments are shown in the time period where they are first subject to repricing, whether as a result of floating or adjustable rate contracts. At December 31, 2008 the Company has instituted floors on various categories of its variable rate loan portfolio. In most cases the floors are between 5.5% and 6.0% and based upon the prime interest rate plus a margin. The prime interest rate at December 31, 2009 was 3.25%. At this level the prime based variable rate loans will essentially have the characteristics of fixed rate loans until the prime rate increases above 5.5% to 6.0%. Fixed rate time deposits are presented according to their contractual maturity while variable rate time deposits reprice with the prime rate and are presented in the within three months time frame. Prime savings accounts reprice at management’s discretion when prime is below 5% and at 50% of the prime rate when prime is greater than 5%. In the table presented below, prime savings reprices in the within three months time frame. Regular savings, money management and NOW accounts do not have a contractual maturity date and are presented as repricing at the earliest date in which the deposit holder could withdraw the funds. All other borrowings are shown in the first period in which they could reprice. In the one-year time period, the pricing mismatch on a cumulative basis was liability sensitive $366.7 million or 28.8% of total interest-earning assets. Management has procedures in place to carefully monitor the Company’s interest rate sensitivity as the rate environment changes. It should also be noted that all interest rates do not adjust at the same velocity. As an example, the majority of the savings category listed below is priced on an adjustable basis. When prime is greater than 5%, it is fifty percent of the prime rate. Therefore, as the prime rate adjusts 100 basis points, the rate on this liability only adjusts 50 basis points. Moreover, varying interest rate environments can create unexpected changes in prepayment levels of assets and liabilities. Investments prepayments are reflected at their current prepayment speeds in the interest sensitivity analysis report. No other prepayments are reflected in the following interest sensitivity analysis report. Prepayments may have significant effects on the Company’s net interest margin. Hence, gap is only a general indicator of interest rate sensitivity and cannot be interpreted as an absolute measurement of the Company’s interest rate risk.

Interest Sensitivity Analysis
At December 31, 2009

			After Six
		After Three	Through		One Year
	Within Three	Through Six	Twelve	Within	Through Five	Over Five
	Months	Months	Months	One Year	Years	Years	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$386,803	71,481	99,008	557,292	365,883	14,314	937,489
Investment securities (including restricted equity securities)	27,867	24,632	20,533	73,032	160,401	79,611	313,044
Federal funds sold	7,300	—	—	7,300	—	—	7,300
Interest-bearing deposits in other banks	17,033	—	—	17,033	—	—	17,033

Total interest-earning assets	$439,003	$96,113	$119,541	$654,657	$526,284	$93,925	$1,274,866

Interest-bearing liabilities:
Money management accounts	$44,781	—	—	44,781	—	—	44,781
Savings accounts	343,740	—	—	343,740	—	—	343,740
NOW accounts	210,438	—	—	210,438	—	—	210,438
Time deposits	169,107	68,734	143,752	381,593	185,202	—	566,795
Federal funds purchased / securities sold under repurchase ageements	3,188	—	—	3,188	—	—	3,188
Federal Home Loan Bank advances	5,000	—	12,000	17,000	21,000	39,000	77,000
Notes and bonds payable	600	—	—	600	—	—	600
Subordinated debentures	20,000	—	—	20,000	2,947	—	22,947

Total interest-bearing liabilities	$796,854	$68,734	$155,752	$1,021,340	$209,149	$39,000	$1,269,489

Period gap	$(357,851)	$27,379	$(36,211)	$(366,683)	$317,135	$54,925
Cumulative gap	$(357,851)	$(330,472)	$(366,683)	$(366,683)	$(49,548)	$5,377
Ratio of cumulative gap to total interest-earning assets	(28.07%)	(25.92%)	(28.76%)	(28.76%)	(3.89%)	0.42%
Liquidity
Management of the Company’s liquidity position is closely related to the process of asset/liability management. Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to provide sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. The Company intends to meet its liquidity needs by managing cash and due from banks, federal funds sold and purchased, maturity of investment securities, principal repayments received from mortgage-backed securities and lines of credit as necessary. The Bank and the Thrift each maintain a line of credit with the Federal Home Loan Bank approximating 10% of their total assets. Federal Home Loan Bank advances are collateralized by eligible first mortgages, commercial real estate loans and investment securities. The Bank maintains repurchase lines of credit with SunTrust Robinson Humphrey, Atlanta, Georgia, for advances up to $20.0 million of which no amounts were outstanding at December 31, 2009. The Bank has a federal funds purchased accommodation with SunTrust Bank, Atlanta, Georgia, for advances up to $10.0 million. Effective May 1, 2009 Silverton Bank, N.A. was closed by the Office of the Comptroller of the Currency (“OCC”). The FDIC created a bridge bank to take over the operations of Silverton Bank and the FDIC was appointed receiver. On July 29, 2009 federal funds purchased accommodations with the bridge bank in the amount of $16.7 million for the Bank and $4.6 million for the Thrift were discontinued. Management established another correspondent relationship with Center State Bank, Orlando, Florida, for a $10.0 million repurchase line of credit. Additionally, liquidity needs can be supplemented by the structuring of the maturities of investment securities and the pricing and maturities on loans and deposits offered to customers. The Company also uses retail securities sold under repurchase agreements to fund growth. Retail securities sold under repurchase agreements were $3.2 million at December 31, 2009.

Capital
Total stockholders’ equity was $93.7 million at December 31, 2009, a decrease of $907 or 0.96% from the previous year. The decrease in capital was the result of the net loss of $8.0 million coupled with the payment of dividends of $778 offset by $9.0 million in proceeds from the issuance of common stock. The Company purchased 302 shares of treasury stock in 2009, and 13,600 shares in 2008 at a cost of $5 and $445, respectively, which is shown as a reduction of stockholders’ equity. The Company issued 302 shares of treasury stock in 2009 and 1,170 shares in 2008 at a price of $5 and $35, respectively, for the Director Stock Purchase Plan and 22,000 shares in 2008, and 400 shares in 2007 at a price of $726 and $17, respectively, for stock options which were exercised.
The Company’s average equity to average total assets was 6.82% in 2009 compared to 6.78% in 2008 and 7.40% in 2007. Capital is considered to be adequate to meet present operating needs and anticipated future operating requirements. The Company applied for but withdrew its application for a capital investment from the United States Department of the Treasury under the Troubled Assets Relief Program (“TARP”) Capital Purchase Program and instead elected to issue common stock and subordinated debentures during the second quarter of 2009. 683,272 shares of common stock were issued at a purchase price of $13.25 per share (representing aggregate proceeds of approximately $9.0 million) in a private placement pursuant to Rule 506 under the Securities Act of 1933, as amended (the “Act”). A $2.9 million unsecured subordinated debenture was issued to a related party, R.W. Pollard Enterprises, LLP, in a private placement exempt from registration under Rule 506 of the Act, as amended. The proceeds of each were used to increase capital at the Bank.
Management is not aware of any trends, events or uncertainties that are reasonably likely to have a material effect on the Company’s capital resources or operations. The following table presents the return on equity and assets for the years 2009, 2008 and 2007.
Return on Equity and Assets

	Years ended December 31,
	2009	2008	2007

Return on average total assets	(0.54%)	0.57%	1.04%

Return on average equity	(7.92%)	8.48%	14.03%

Average equity to average assets ratio	6.82%	6.78%	7.40%
At December 31, 2009, the Company was well above the minimum capital ratios required under the regulatory risk-based capital guidelines and was considered well capitalized. The following table presents the capital ratios for the Company and its subsidiaries.

ANALYSIS OF CAPITAL

	Required		Actual		Excess
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Southeastern Bank Financial Corporation
12/31/2009
Risk-based capital:
Tier 1 capital	$41,573	4.00%	$114,930	11.06%	$73,357	7.06%
Total capital	83,146	8.00%	130,395	12.55%	47,249	4.55%
Tier 1 leverage ratio	61,177	4.00%	114,930	7.51%	53,753	3.51%
12/31/2008
Risk-based capital:
Tier 1 capital	$43,829	4.00%	$114,467	10.45%	$70,638	6.45%
Total capital	87,658	8.00%	128,177	11.70%	40,519	3.70%
Tier 1 leverage ratio	56,231	4.00%	114,467	8.14%	58,236	4.14%

Georgia Bank & Trust Company
12/31/2009
Risk-based capital:
Tier 1 capital	$36,391	4.00%	$99,984	10.99%	$63,593	6.99%
Total capital	72,782	8.00%	111,465	12.25%	38,683	4.25%
Tier 1 leverage ratio	61,301	4.50%	99,984	7.34%	38,683	2.84%
12/31/2008
Risk-based capital:
Tier 1 capital	$39,246	4.00%	$95,546	9.74%	$56,300	5.74%
Total capital	78,491	8.00%	107,821	10.99%	29,330	2.99%
Tier 1 leverage ratio	57,551	4.50%	95,546	7.47%	37,995	2.97%

Southern Bank & Trust
12/31/2009
Risk-based capital:
Tier 1 capital	$5,091	4.00%	$14,136	11.11%	$9,045	7.11%
Total capital	10,183	8.00%	15,734	12.36%	5,551	4.36%
Tier 1 leverage ratio	6,640	4.00%	14,136	8.52%	7,496	4.52%
12/31/2008
Risk-based capital:
Tier 1 capital	$4,528	4.00%	$13,939	12.31%	$9,411	8.31%
Total capital	9,055	8.00%	15,356	13.57%	6,301	5.57%
Tier 1 leverage ratio	4,943	4.00%	13,939	11.28%	8,996	7.28%
Cash Flows from Operating, Investing and Financing Activities
Net cash provided by operating activities was $19.3 million in 2009, an increase of $11.5 million from 2008. An increase in net proceeds from sales of real estate loans over real estate loans originated for sale of $6.4 million contributed to the increase. Net cash provided by operating activities was $7.8 million in 2008, a decrease of $9.8 million from 2007. A reduction in proceeds from sales of real estate loans of $3.8 million as well as an increase in real estate loans originated for sale of $6.8 million contributed to the decrease.
Net cash provided by investing activities increased $189.9 million in 2009 to $4.5 million. Loans decreased $5.3 million in 2009 compared to an increase in loans of $127.9 million in 2008. In addition, the Company received proceeds from sale of other real estate of $12.2 million. Net cash used in investing activities decreased $4.9 million in 2008 to $185.4 million. Loan growth of $123.0 million caused a decrease in cash used of $10.6 million for 2008, a $7.6 million decrease in cash used to purchase new additions to premises and equipment as well as a $1.5 million decrease in cash provided by proceeds from the sale of premises and equipment as compared to 2007. These decreases were somewhat offset by increases in cash used of $10.7 million for net changes in the investment securities portfolio.

Net cash provided by financing activities in 2009 was $86.4 million, a decrease of $103.9 million from 2008. The primary reason for the decrease was slower deposit growth of $46.4 million compared to 2008 coupled with a decrease in federal funds purchased and securities sold under repurchase agreements. In addition cash from financing activities included the issuance of common stock of $9.0 million and proceeds of issuance of subordinated debt of $2.9 million. Deposit accounts provided cash flows of $141.9 million in 2009, a decrease of $46.4 million over 2008. Cash provided by federal funds purchased and securities sold under repurchase agreements decreased $40.8 million in 2009. Cash was used to repay $7.0 million in advances from Federal Home Loan Bank. Net cash provided by financing activities in 2008 was $190.4 million, an increase of $33.5 million from 2007. Deposit accounts provided cash flows of $187.4 million in 2008, an increase of $37.0 million over 2007. Cash provided by federal funds purchased and securities sold under repurchase agreements decreased $29.8 million in 2008. Cash provided by new advances from Federal Home Loan Bank increased $15.0 million and was somewhat offset by a decrease of $11.0 million in cash used for repayment of Federal Home Loan Bank advances from 2007.
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
Adoption of New Accounting Standards
In April 2009, the FASB amended existing guidance for determining whether impairment is other-than-temporary (OTTI) for debt securities. According to the amendment, an entity is required to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, the standard expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This standard is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted the standard effective April 1, 2009. As a result of implementing the new standard, the amount of OTTI recognized in income for the year ended December 31, 2009 was $975. Had the standard not been issued, the amount of OTTI that would have been recognized in income for the year would have been $1.8 million.

In April 2009, the FASB issued guidance that emphasizes that the objective of a fair value measurement does not change even when market activity for the asset or liability has decreased significantly. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The standard provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The standard also requires increased disclosures. This standard is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The adoption of this standard at June 30, 2009 did not have a material impact on the results of operations or financial position.
In May 2009, the FASB issued guidance which requires the effects of events that occur subsequent to the balance-sheet date be evaluated through the date the financial statements are either issued or available to be issued. Companies should disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. Companies are required to reflect in their financial statements the effects of subsequent events that provide additional evidence about conditions at the balance-sheet date (recognized subsequent events). Companies are also prohibited from reflecting in their financial statements the effects of subsequent events that provide evidence about conditions that arose after the balance-sheet date (nonrecognized subsequent events), but requires information about those events to be disclosed if the financial statements would otherwise be misleading. This guidance was effective for interim and annual financial periods ending after June 15, 2009 with prospective application. The adoption had no impact on the Company’s consolidated financial statements.
In June 2009, the FASB replaced The Hierarchy of Generally Accepted Accounting Principles, with the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification was effective for financial statements issued for periods ending after September 15, 2009.
In August 2009, the FASB amended existing guidance for the fair value measurement of liabilities by clarifying that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or that is consistent with existing fair value guidance. The amendments in this guidance also clarify that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance was effective for the first reporting period beginning after issuance. The adoption had no impact on the Company’s consolidated financial statements.

Newly Issued Not Yet Effective Standards
In June 2009, the FASB amended previous guidance relating to transfers of financial assets and eliminates the concept of a qualifying special purpose entity. This guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This guidance must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. The disclosure provisions were also amended and apply to transfers that occurred both before and after the effective date of this guidance. The effect of adopting this new guidance is expected to be immaterial.
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

Market Risk at December 31, 2009
(Dollars in thousands)

								Fair
	2010	2011	2012	2013	2014	Thereafter	Total	Value
Rate Sensitive Assets:
Fixed interest rate loans	158,913	95,003	75,387	21,144	9,280	31,344	391,071	504,030
Average interest rate	5.90%	6.29%	6.25%	6.51%	6.35%	5.82%	6.10%

Variable interest rate loans	397,982	65,407	54,511	19,583	7,911	20,181	565,575	462,193
Average interest rate	5.59%	6.20%	6.15%	5.60%	6.20%	4.74%	5.69%

Fixed interest rate securities	31,425	30,472	31,854	30,621	30,704	109,219	264,295	264,297
Average interest rate	4.22%	4.14%	4.66%	4.49%	4.41%	4.67%	4.50%

Variable interest rate securities	35,266	6,873	272	—	—	—	42,411	42,411
Average interest rate	2.32%	4.83%	4.95%	0.00%	0.00%	0.00%	2.75%

Variable federal funds sold	7,300	—	—	—	—	—	7,300	7,300
Average interest rate	0.02%	0.00%	0.00%	0.00%	0.00%	0.00%	0.02%

Fixed interest-bearing deposits in other banks	17,033	—	—	—	—	—	17,033	17,027
Average interest rate	0.19%	0.00%	0.00%	0.00%	0.00%	0.00%	0.19%

Rate Sensitive Liabilities:
Noninterest-bearing deposits	114,780	—	—	—	—	—	114,780	107,692
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Money market accounts	44,781	—	—	—	—	—	44,781	44,936
Average interest rate	1.59%	0.00%	0.00%	0.00%	0.00%	0.00%	1.59%

Savings accounts	343,740	—	—	—	—	—	343,740	337,505
Average interest rate	1.70%	0.00%	0.00%	0.00%	0.00%	0.00%	1.70%

NOW accounts	210,438	—	—	—	—	—	210,438	202,212
Average interest rate	0.89%	0.00%	0.00%	0.00%	0.00%	0.00%	0.91%

Fixed interest rate time deposits < $100M	107,782	32,023	2,245	2,106	3,819	4	147,979	148,256
Average interest rate	2.01%	2.68%	3.36%	3.50%	3.05%	3.44%	2.22%

Variable interest rate time deposits < $100M	65	—	—	—	—	—	65	66
Average interest rate	4.16%	0.00%	0.00%	0.00%	0.00%	0.00%	4.16%

Fixed interest rate time deposits > $100M	273,741	74,178	65,011	2,851	2,970	—	418,751	422,470
Average interest rate	2.36%	2.38%	2.46%	3.41%	3.03%	0.00%	2.38%

Variable interest rate time deposits > $100M	—	—	—	—	—	—	—	—
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Securities sold under repurchase agreements	3,188	—	—	—	—	—	3,188	3,188
Average interest rate	1.50%	0.00%	0.00%	0.00%	0.00%	0.00%	1.50%

Fixed Federal Home Loan Bank borrowings	17,000	8,000	—	13,000	—	39,000	77,000	80,670
Average interest rate	5.73%	4.47%	0.00%	2.86%	0.00%	3.98%	4.23%

Variable Federal Home Loan Bank borrowings	—	—	—	—	—	—	—	—
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

TT&L note borrowings	600	—	—	—	—	—	600	600
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Fixed subordinated debentures	—	—	—	—	2,947	—	2,947	2,947
Average interest rate	0.00%	0.00%	0.00%	0.00%	8.00%	0.00%	1.65%

Variable subordinated debentures	—	—	—	—	—	20,000	20,000	11,846
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	1.65%	1.65%

Market Risk at December 31, 2008
(Dollars in thousands)

								Fair
	2009	2010	2011	2012	2013	Thereafter	Total	Value
Rate Sensitive Assets:
Fixed interest rate loans	172,617	96,837	113,054	23,316	27,549	33,105	466,478	472,771
Average interest rate	6.36%	7.01%	6.46%	7.13%	6.56%	7.02%	6.61%

Variable interest rate loans	505,786	15,774	7,869	6,474	2,656	749	539,308	539,308
Average interest rate	5.30%	5.48%	6.43%	5.64%	5.04%	5.86%	5.32%

Fixed interest rate securities	26,037	27,086	25,713	27,443	28,628	154,353	289,260	289,268
Average interest rate	5.64%	5.39%	5.23%	5.30%	5.03%	5.37%	5.34%

Variable interest rate securities	3,932	1,431	2,453	1,431	1,431	90	10,768	10,768
Average interest rate	5.93%	5.00%	4.87%	5.61%	5.54%	5.54%	5.47%

Variable federal funds sold	9,780	—	—	—	—	—	9,780	9,780
Average interest rate	0.04%	0.00%	0.00%	0.00%	0.00%	0.00%	0.04%

Fixed interest-bearing deposits in other banks	3,128	—	—	—	—	—	3,128	3,124
Average interest rate	1.48%	0.00%	0.00%	0.00%	0.00%	0.00%	1.48%

Rate Sensitive Liabilities:
Noninterest-bearing deposits	111,291	—	—	—	—	—	111,291	111,291
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Money market accounts	50,404	—	—	—	—	—	50,404	50,404
Average interest rate	2.70%	0.00%	0.00%	0.00%	0.00%	0.00%	2.70%

Savings accounts	247,249	—	—	—	—	—	247,249	247,249
Average interest rate	1.94%	0.00%	0.00%	0.00%	0.00%	0.00%	1.94%

NOW accounts	166,561	—	—	—	—	—	166,561	166,561
Average interest rate	1.18%	0.00%	0.00%	0.00%	0.00%	0.00%	1.18%

Fixed interest rate time deposits < $100M	161,189	11,185	1,920	567	1,465	—	176,326	176,474
Average interest rate	3.38%	3.53%	4.51%	4.21%	3.61%	0.00%	3.41%

Variable interest rate time deposits < $100M	2,282	—	—	—	—	—	2,282	2,282
Average interest rate	4.16%	0.00%	0.00%	0.00%	0.00%	0.00%	4.16%

Fixed interest rate time deposits > $100M	321,219	57,354	1,511	3,552	626	—	384,262	384,347
Average interest rate	3.60%	3.97%	4.88%	4.48%	4.47%	0.00%	3.67%

Variable interest rate time deposits > $100M	1,177	—	—	—	—	—	1,177	1,177
Average interest rate	4.16%	0.00%	0.00%	0.00%	0.00%	0.00%	4.16%

Securities sold under repurchase agreements	62,553	—	—	—	—	—	62,553	62,553
Average interest rate	0.54%	0.00%	0.00%	0.00%	0.00%	0.00%	0.54%

Fixed Federal Home Loan Bank borrowings	—	24,000	8,000	—	—	20,000	52,000	47,720
Average interest rate	0.00%	5.86%	4.47%	0.00%	0.00%	3.44%	4.72%

Variable Federal Home Loan Bank borrowings	32,000	—	—	—	—	—	32,000	28,370
Average interest rate	2.73%	0.00%	0.00%	0.00%	0.00%	0.00%	2.73%

TT&L note borrowings	—	—	—	—	—	—	—	—
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Subordinated debentures	—	—	—	—	—	20,000	20,000	11,814
Average interest rate	0.00%	0.00%	0.00%	0.00%	0.00%	3.40%	3.40%

Item 8. Financial Statements and Supplementary Data

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Southeastern Bank Financial Corporation
Augusta, Georgia
We have audited the accompanying consolidated balance sheets of Southeastern Bank Financial Corporation and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income (loss), stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Southeastern Bank Financial Corporation and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Southeastern Bank Financial Corporation and Subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2010 expressed an unqualified opinion thereon.
/s/ Crowe Horwath LLP
Brentwood, Tennessee
February 25, 2010

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2009 and 2008

	2009	2008
	(Dollars in thousands)
Assets
Cash and due from banks	$123,661	24,860
Federal funds sold	7,300	9,780
Interest-bearing deposits in other banks	17,033	3,128

Cash and cash equivalents	147,994	37,768

Investment securities:
Available-for-sale	306,216	299,339
Held-to-maturity, at cost (fair values of $492 and $698 at December 31, 2009 and 2008, respectively)	490	689
Loans held for sale	19,157	18,955
Loans	937,489	986,831
Less allowance for loan losses	22,338	14,742

Loans, net	915,151	972,089

Premises and equipment, net	31,702	33,960
Accrued interest receivable	6,091	7,085
Goodwill, net	140	140
Bank-owned life insurance	23,248	17,368
Restricted equity securities	6,338	6,571
Other real estate owned	7,974	5,734
Prepaid FDIC assessment	6,886	32
Deferred tax asset	11,160	6,342
Other assets	8,572	4,967

	$1,491,119	1,411,039

(continued)

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2009 and 2008

	2009	2008
Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$114,780	111,291
Interest-bearing:
NOW accounts	210,438	166,561
Savings	343,740	247,249
Money management accounts	44,781	50,404
Time deposits of $100 or more	418,751	385,439
Other time deposits	148,044	178,608

	1,280,534	1,139,552

Securities sold under repurchase agreements	3,188	62,553
Advances from Federal Home Loan Bank	77,000	84,000
Other borrowed funds	600	—
Accrued interest payable and other liabilities	13,106	10,283
Subordinated debentures	22,947	20,000

Total liabilities	1,397,375	1,316,388

Stockholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; 0 shares outstanding in 2009 and 2008, respectively	—	—
Common stock, $3.00 par value; 10,000,000 shares authorized; 6,672,826 and 5,987,674 shares issued and outstanding in 2009 and 2008, respectively	20,018	17,963
Additional paid-in capital	62,360	55,189
Retained earnings	12,692	21,455
Accumulated other comprehensive (loss) income, net	(1,326)	44

Total stockholders’ equity	93,744	94,651

	$1,491,119	1,411,039

See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Loss)
Years ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(Dollars in thousands, except per share data)
Interest income:
Loans, including fees	$56,196	61,568	66,219
Investment securities:
Taxable	13,376	12,875	11,023
Tax-exempt	906	716	800
Federal funds sold	95	470	1,112
Interest-bearing deposits in other banks	187	46	27

Total interest income	70,760	75,675	79,181

Interest expense:
Deposits (including interest on time deposits over $100 of $12,135, $13,342 and $11,529 in 2009, 2008 and 2007, respectively)	24,249	30,017	33,147
Federal funds purchased and securities sold under repurchase agreements	327	1,317	3,305
Other borrowings	3,907	4,155	4,480

Total interest expense	28,483	35,489	40,932

Net interest income	42,277	40,186	38,249
Provision for loan losses	30,904	9,055	3,823

Net interest income after provision for loan losses	11,373	31,131	34,426

Noninterest income:
Service charges and fees on deposits	7,051	7,291	6,409
Gain on sales of loans	8,493	5,747	5,185
(Loss) gain on sale of fixed assets, net	(15)	8	1,049
Investment securities gains (losses), net	2,532	(77)	(237)
Other-than-temporary loss
Total impairment loss	(991)	—	—
Loss recognized in other comprehensive loss	16	—	—

Net impairment loss recognized in earnings	(975)	—	—
Retail investment income	1,175	1,096	1,267
Trust services fees	1,040	1,134	1,132
Increase in cash surrender value of bank-owned life insurance	880	708	678
Miscellaneous income	558	798	685

Total noninterest income	20,739	16,705	16,168

Noninterest expense:
Salaries and other personnel expense	22,534	20,852	19,343
Occupancy expenses	4,691	4,373	3,457
Other real estate losses (gains)	6,329	(63)	29
Other operating expenses	12,957	11,590	9,679

Total noninterest expense	46,511	36,752	32,508

Income (loss) before income taxes	(14,399)	11,084	18,086
Income tax (benefit) expense	(6,414)	3,506	6,321

Net income (loss)	$(7,985)	7,578	11,765

(continued)

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Loss)
Years ended December 31, 2009, 2008 and 2007

	2009	2008	2007

Basic net income (loss) per share	$(1.24)	1.27	1.97
Diluted net income (loss) per share	(1.24)	1.26	1.95
Weighted average common shares outstanding	6,422,867	5,972,429	5,972,793
Weighted average number of common and common equivalent shares outstanding	6,422,867	6,011,689	6,044,871
See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)
Years ended December 31, 2009, 2008 and 2007
(Dollars in thousands, except per share data)

							Accumulated
		Common stock		Additional			other	Total
	Comprehensive	Number		paid-in	Retained	Treasury	comprehensive	stockholders’
	income (loss)	of shares	Amount	capital	earnings	stock	income (loss), net	equity
Balance, December 31, 2006		5,433	$16,300	38,989	25,287	(17)	(1,635)	78,924
Comprehensive income:
Net income	$11,765	—	—	—	11,765	—	—	11,765
Other comprehensive income – unrealized gain on investment securities available for sale, net of income tax effect of $857	1,663	—	—	—	—	—	1,663	1,663

Total comprehensive income	$13,428

Cash dividends ($0.52 per common share)		—	—	—	(2,824)	—	—	(2,824)
Stock options exercised		1	1	(17)	—	17	—	1
Stock options compensation cost		—	—	546	—	—	—	546
Purchase of treasury stock		—	—	—	—	(317)	—	(317)

Balance, December 31, 2007		5,434	$16,301	39,518	34,228	(317)	28	89,758

Comprehensive income:
Net income	$7,578	—	—	—	7,578	—	—	7,578
Other comprehensive income – unrealized gain on investment securities available for sale, net of income tax effect of $13	16	—	—	—	—	—	16	16

Total comprehensive income	$7,594

Cash dividends ($0.52 per common share)		—	—	—	(2,968)	—	—	(2,968)
Stock options exercised		11	32	(291)	—	726	—	467
Stock options compensation cost		—	—	209	—	—	—	209
Stock dividend		543	1,630	15,753	(17,383)	—	—	—
Directors’ stock purchase plan		—	—	—	—	36	—	36
Purchase of treasury stock		—	—	—	—	(445)	—	(445)

Balance, December 31, 2008		5,988	$17,963	55,189	21,455	—	44	94,651

Comprehensive income (loss):
Net loss	$(7,985)	—	—	—	(7,985)	—	—	(7,985)
Other comprehensive loss – unrealized loss on investment securities available for sale, net of income tax effect of $873	(1,370)	—	—	—	—	—	(1,370)	(1,370)

Total comprehensive loss	$(9,355)

Cash dividends ($0.13 per common share)		—	—	—	(778)	—	—	(778)
Stock options compensation cost		—	—	188	—	—	—	188
Issuance of common stock		683	2,049	6,961	—	—	—	9,010
Directors’ stock purchase plan		2	6	22	—	5	—	33
Purchase of treasury stock		—	—	—	—	(5)	—	(5)

Balance, December 31, 2009		6,673	$20,018	62,360	12,692	—	(1,326)	93,744

(continued)

(continued)

	Disclosure of reclassification amount
	2009	2008	2007
Unrealized holding (losses) gains arising during period, net of taxes	$(686)	(48)	2,283
Reclassification adjustment for (gains) losses included in net income (loss)	(1,557)	77	237
Tax effect	873	(13)	(857)

Net unrealized (losses) gains in securities	$(1,370)	16	1,663

See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$(7,985)	7,578	11,765
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,718	2,343	1,606
Deferred income tax benefit	(3,945)	(929)	(825)
Provision for loan losses	30,904	9,055	3,823
Investment securities (gains) losses, net	(2,532)	77	237
Other-than-temporary impairment losses	975	—	—
Net amortization of premium (accretion of discount) on investment securities	366	(147)	(151)
Increase in cash surrender value of bank-owned life insurance	(880)	(708)	(678)
Stock options compensation cost	188	209	546
Loss (gain) on disposal of premises and equipment	15	(8)	(1,049)
Loss (gain) on the sale of other real estate	5,741	(63)	29
Other real estate valuation allowance	588	—	—
Gain on sales of loans	(8,493)	(5,747)	(5,185)
Real estate loans originated for sale	(367,532)	(258,946)	(252,114)
Proceeds from sales of real estate loans	375,823	257,042	260,853
Decrease (increase) in accrued interest receivable	994	331	(1,433)
Increase in other assets	(10,458)	(2,199)	(710)
Increase (decrease) in accrued interest payable and other liabilities	2,823	(107)	895

Net cash provided by operating activities	19,310	7,781	17,609

Cash flows from investing activities:
Proceeds from sales of available for sale securities	127,524	27,285	20,712
Proceeds from maturities of available for sale securities	128,193	68,665	52,200
Proceeds from maturities of held to maturity securities	203	765	1,555
Purchase of available for sale securities	(263,117)	(149,781)	(116,790)
Purchase of restricted equity securities	(322)	(1,511)	(619)
Proceeds from redemption of FHLB stock	23	—	495
Purchase of loans	(1,809)	—	—
Net decrease (increase) in loans	7,090	(127,889)	(138,469)
Purchase of Bank-owned life insurance	(5,000)	—	—
Additions to premises and equipment	(747)	(5,196)	(12,783)
Proceeds from sale of other real estate	12,183	715	312
Proceeds from sale of premises and equipment	271	1,513	3,016

Net cash provided by (used in) investing activities	4,492	(185,434)	(190,371)

(continued)

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2009, 2008 and 2007

	2009	2008	2007
Cash flows from financing activities:
Net increase in deposits	140,982	187,386	150,403
Net (decrease) increase in federal funds purchased and securities sold under repurchase agreements	(59,365)	(18,613)	11,146
Advances from Federal Home Loan Bank	—	25,000	10,000
Payments of Federal Home Loan Bank advances	(7,000)	—	(11,000)
Proceeds from subordinated debentures	2,947	—	—
Proceeds from other borrowed funds	600	—	—
Principal payments on other borrowed funds	—	(500)	(500)
Proceeds from issuance of common stock	9,010	—	—
Proceeds from directors’ stock purchase plan	33	36	—
Purchase of treasury stock	(5)	(445)	(317)
Payment of cash dividends	(778)	(2,968)	(2,824)
Proceeds from stock options exercised, net of stock redeemed	—	467	1

Net cash provided by financing activities	86,424	190,363	156,909

Net increase (decrease) in cash and cash equivalents	110,226	12,710	(15,853)

Cash and cash equivalents at beginning of year	37,768	25,058	40,911

Cash and cash equivalents at end of year	$147,994	37,768	25,058

Supplemental disclosures of cash paid during the year for:
Interest	$29,620	35,729	40,285
Income taxes	628	4,092	7,394

Supplemental information on noncash investing activities:
Loans transferred to other real estate	$20,752	6,386	341
See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(1) Summary of Significant Accounting Policies
Southeastern Bank Financial Corporation and its wholly owned subsidiaries (collectively the “Company”), consisting of Southeastern Bank Financial Corporation (the “Parent”), Georgia Bank & Trust Company of Augusta, Georgia (the “Bank”), and Southern Bank and Trust Company of Aiken, South Carolina (the “Thrift”), offer a wide range of lending services, including real estate, commercial, and consumer loans to individuals and small to medium-sized businesses and professionals that are located in, or conduct a substantial portion of their business in, the Richmond, Columbia, and Clarke Counties area of Georgia, and Aiken County, South Carolina.
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
(a) Subsequent Events
The Company has evaluated subsequent events for recognition or disclosure through February 25, 2010, which is the date the financial statements were issued.
(b) Basis of Presentation
The consolidated financial statements include the accounts of Southeastern Bank Financial Corporation and its wholly owned subsidiaries, Georgia Bank & Trust Company of Augusta, Georgia and Southern Bank and Trust Company of Aiken, South Carolina. Significant intercompany transactions and accounts are eliminated in consolidation.
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
Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, other real estate owned and other than temporary impairment of debt securities.

(c) Cash and Cash Equivalents
Cash and cash equivalents include cash and due from banks, Federal funds sold, and short-term interest-bearing deposits in other banks. Generally, Federal funds are sold for one-day periods. Net cash flows are reported for loan and deposit transactions and for short term borrowings with an original maturity of 90 days or less.
(d) Investment Securities
The Company classifies its investment securities into one of two categories: available-for-sale and held-to-maturity. Held-to-maturity securities are those debt securities for which the Company has the ability and intent to hold the security until maturity. All other securities are classified as available-for-sale.
Held-to-maturity securities are recorded at cost adjusted for the amortization or accretion of premiums or discounts. Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses, net of related tax effects, on securities available-for-sale are excluded from net income and are reported within stockholders’ equity as a component of other comprehensive income (loss) until realized.
A decline in the fair value of securities below their cost that are other than temporary are reflected as realized losses. Management evaluates securities for other-than-temporary losses quarterly and more frequently when economic or market conditions warrant such an evaluation. In estimating other-than-temporary losses, management considers: the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuer, whether the market decline was affected by macroeconomic conditions, and whether the Company has the intent to sell the security or more likely than not will be required to sell the security before its anticipated recovery.
Premiums and discounts are amortized or accreted over the life of the related investment security as an adjustment to yield using a method which approximates the effective interest method and takes into consideration prepayment assumptions. Dividends and interest income are recognized when earned. Realized gains and losses for investment securities available-for-sale which are sold are included in earnings and are derived using the specific identification method for determining the cost of securities sold.
(e) Loans and Allowance for Loan Losses
Loans are stated at the amount of unpaid principal outstanding less unearned loan fees, reduced by an allowance for loan losses. Interest on loans is calculated using the simple interest method. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the straight line method without anticipating prepayments. Accrual of interest is generally discontinued on loans that become past due 90 days or more. These loans are classified as nonaccrual, even though the presence of collateral or the borrower’s financial strength may be sufficient to provide for ultimate repayment. When a loan is placed on nonaccrual status, all interest accrued but not received is reversed against interest income.

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
Certain Purchased Loans:
The Company purchases individual loans and groups of loans, some of which have shown evidence of credit deterioration since origination. These purchased loans are recorded at the amount paid, such that there is no carryover of the seller’s allowance for loan losses. After acquisition, losses are recognized by an increase in the allowance for loan losses.
Such purchased loans are accounted for individually or aggregated into pools of loans based on common risk characteristics such as, credit score, loan type, and date of origination. The Company estimates the amount and timing of expected cash flows for each purchased loan or pool, and the expected cash flows in excess of amount paid is recorded as interest income over the remaining life of the loan or pool (accretable yield). The excess of the loan’s or pool’s contractual principal and interest over expected cash flows is not recorded (nonaccretable difference).
Over the life of the loan or pool, expected cash flows continue to be estimated. If the present value of expected cash flows is less than the carrying amount, a loss is recorded. If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.
Allowance for Loan Losses:
The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectability of the principal is unlikely. Subsequent recoveries are added to the allowance. The allowance is an amount that management believes will be adequate to absorb probable incurred losses on existing loans that become uncollectible, based on evaluations of the collectability of loans. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, historical loss rates, overall portfolio quality, review of specific problem loans, and current economic conditions and trends that may affect a borrower’s ability to pay. The allowance is evaluated on a regular basis utilizing estimated loss factors for specific types of loans. Such loss factors are periodically reviewed and adjusted as necessary based on actual losses.

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
Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired. Troubled debt restructurings are measured at the present value of estimated future cash flows using the loan’s effective rate at inception.
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
The process of assessing the adequacy of the allowance is necessarily subjective. Further, and particularly in terms of economic downturns, it is reasonably possible that future credit losses may exceed historical loss levels and may also exceed management’s current estimates of probable incurred credit losses inherent within the loan portfolio. As such, there can be no assurance that future loan charge-offs will not exceed management’s current estimate of the allowance for loan losses.
Mortgage loans held for sale are generally sold with servicing rights released. The Company originates mortgages to be held for sale only for loans that have been individually pre-approved by the investor. Mortgage loans originated and intended for sale in the secondary market are carried at fair value, as determined by outstanding commitments from investors.

Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold.
The Company bears minimal interest rate risk on these loans and only holds the loans temporarily until documentation can be completed to finalize the sale to the investor.
Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives. Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest on the loan is locked. The Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into, in order to hedge the change in interest rates resulting from its commitments to fund the loans. Changes in the fair values of these derivatives are included in net gains on sales of loans. Fair values of these derivatives were $182 and $8 as of December 31, 2009 and 2008, respectively.
(f) Premises and Equipment
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
(g) Other Real Estate
Assets acquired through or instead of loan foreclosure are initially recorded at lower of cost or fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed. Costs related to the development and improvement of property are capitalized.
(h) Goodwill
Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified. The Company’s goodwill is not considered impaired at December 31, 2009.
(i) Stock-Based Compensation
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

(j) Income Taxes
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
The Company adopted guidance issued by the FASB with respect to accounting for uncertainty in income taxes as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no material affect on the Company’s consolidated financial statements.
The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other expense.
(k) Income (Loss) Per Share
Basic net income (loss) per share is net income (loss) divided by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share includes the dilutive effect of additional potential common shares issuable under stock options. The calculation of diluted loss per share for 2009 excludes the dilutive effect of stock options outstanding as the effect is anti-dilutive. Income per share is restated for all stock dividends through the date of issuance of the financial statements.

	December 31,
	2009	2008	2007
Weighted average common shares outstanding for basic earnings per common share	6,422,867	5,972,429	5,972,793
Add: Dilutive effects of assumed exercises of stock options	—	39,260	72,078

Weighted average number of common and common equivalent shares outstanding	6,422,867	6,011,689	6,044,871

(l) Other Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity.

(m) Segment Disclosures
While the chief decision-makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company wide basis. Discrete financial information is not available other than on a Company wide basis. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.
(n) Adoption of New Accounting Standards
In April 2009, the FASB amended existing guidance for determining whether impairment is other-than-temporary (OTTI) for debt securities. According to the amendment, an entity is required to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income or loss. Additionally, the standard expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This standard is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted the standard effective April 1, 2009. As a result of implementing the new standard, the amount of OTTI recognized in income for the year ended December 31, 2009 was $975. Had the standard not been issued, the amount of OTTI that would have been recognized in income for the year would have been $1.8 million.
In April 2009, the FASB issued guidance that emphasizes that the objective of a fair value measurement does not change even when market activity for the asset or liability has decreased significantly. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The standard provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The standard also requires increased disclosures. This standard is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The adoption of this standard at June 30, 2009 did not have a material impact on the results of operations or financial position.

In May 2009, the FASB issued guidance which requires the effects of events that occur subsequent to the balance-sheet date be evaluated through the date the financial statements are either issued or available to be issued. Companies should disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. Companies are required to reflect in their financial statements the effects of subsequent events that provide additional evidence about conditions at the balance-sheet date (recognized subsequent events). Companies are also prohibited from reflecting in their financial statements the effects of subsequent events that provide evidence about conditions that arose after the balance-sheet date (nonrecognized subsequent events), but requires information about those events to be disclosed if the financial statements would otherwise be misleading. This guidance was effective for interim and annual financial periods ending after June 15, 2009 with prospective application. See subsequent events disclosure in (a) above.
In June 2009, the FASB replaced The Hierarchy of Generally Accepted Accounting Principles, with the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification was effective for financial statements issued for periods ending after September 15, 2009.
In August 2009, the FASB amended existing guidance for the fair value measurement of liabilities by clarifying that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or that is consistent with existing fair value guidance. The amendments in this guidance also clarify that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance was effective for the first reporting period beginning after issuance. The adoption had no impact on the Company’s consolidated financial statements.
(o) Newly Issued Not Yet Effective Standards
In June 2009, the FASB amended previous guidance relating to transfers of financial assets and eliminates the concept of a qualifying special purpose entity. This guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This guidance must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. The disclosure provisions were also amended and apply to transfers that occurred both before and after the effective date of this guidance. The effect of adopting this new guidance is expected to be immaterial to the Company’s consolidated financial statements.

(p) Bank Owned Life Insurance
The Company has purchased life insurance policies on certain key executives. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.
(q) Loss Contingencies
Loss contingencies, including claims and legal actions arising in the ordinary course of business, are reported as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the consolidated financial statements.
(r) Reclassifications
Some items in the prior period financial statements were reclassified to conform to the current presentation.
(s) Rounding
Dollar amounts are rounded to thousands except share and per share data unless otherwise noted.
(2) Cash and Due From Banks
The Company’s subsidiaries are required by the Federal Reserve Bank to maintain average daily cash balances. These required balances were $5,199 at December 31, 2009 and $1,375 at December 31, 2008.

(3) Investment Securities
The following tables summarize the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio at December 31, 2009 and 2008 and the corresponding amounts of unrealized gains and losses therein:

	2009
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
	(Dollars in Thousands)
Held to maturity:
Obligations of states and political subdivisions	$490	2	—	492

	$490	2	—	492

Available for sale:
Obligations of U.S. Government agencies	$55,086	38	(968)	54,156
Obligations of states and political subdivisions	26,402	299	(521)	26,180
Mortgage-backed securities
U.S. GSE’s MBS — residential	98,667	2,250	(142)	100,775
U.S. GSE’s CMO	107,153	1,116	(1,427)	106,842
Other CMO	8,484	142	(399)	8,227
Corporate bonds	12,591	35	(2,594)	10,032
Equity securities	4	—	—	4

	$308,387	3,880	(6,051)	306,216

	2008
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
	(Dollars in Thousands)
Held to maturity:
Obligations of states and political subdivisions	$689	9	—	698

	$689	9	—	698

Available for sale:
Obligations of U.S. Government agencies	$109,256	1,448	(29)	110,675
Obligations of states and political subdivisions	17,384	131	(559)	16,956
Mortgage-backed securities
U.S. GSE’s MBS — residential	117,373	3,427	(28)	120,772
U.S. GSE’s CMO	28,179	359	(113)	28,425
Other CMO	11,997	—	(1,159)	10,838
Corporate bonds	15,032	—	(3,405)	11,627
Equity securities	46	—	—	46

	$299,267	5,365	(5,293)	299,339

As of December 31, 2009, except for the U.S. Government agencies and government sponsored entities, there was no issuer who represented 10% or more of stockholders’ equity within the investment portfolio.
Proceeds from sales of securities available-for-sale during 2009, 2008 and 2007 were $127,524, $27,285 and $20,712, respectively. Gross realized gains of $3,132, $211 and $68, were realized on those sales in 2009, 2008 and 2007, respectively, and gross realized losses of $603, $288 and $305, were realized on those sales in 2009, 2008 and 2007, respectively.

Investment securities with a carrying amount of approximately $161,449 and $214,358 at December 31, 2009 and 2008, respectively, were pledged to secure public and trust deposits, and for other purposes required or permitted by law.
The amortized cost and fair value of the investment securities portfolio excluding equity securities are shown below by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities		Securities
	held to maturity		available for sale
	Amortized	Estimated	Amorized	Estimated
	cost	fair value	cost	fair value
	Dollars in thousands
One year or less	$180	180	1,181	1,188
After one year through five years	310	312	4,617	4,524
After five years through ten years	—	—	40,517	40,356
After ten years	—	—	262,068	260,144

	$490	492	308,383	306,212

The following tables summarize the investment securities with unrealized losses at year-end 2009 and 2008, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position.

	December 31, 2009
	Less than 12 months		12 months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
	(Dollars in thousands)
Temporarily impaired
Obligations of U.S. Government agencies	$35,628	968	—	—	35,628	968
Obligations of states and political subdivisions	8,644	220	4,457	301	13,101	521
Mortgage-backed securities
U.S. GSE’s MBS — residential	29,344	142	—	—	29,344	142
U.S. GSE’s CMO	61,373	1,408	665	19	62,038	1,427
Other CMO	552	98	4,243	285	4,795	383
Corporate bonds	733	267	6,291	2,327	7,024	2,594

	$136,274	3,103	15,656	2,932	151,930	6,035

Other-than-temporarily impaired
Mortgage-backed securities Other CMO	$—	—	748	16	748	16

Total	$136,274	3,103	16,404	2,948	152,678	6,051

	December 31, 2008
	Less than 12 months		12 months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
	(Dollars in Thousands)
Temporarily impaired
Obligations of U.S. Government agencies	$6,462	29	—	—	6,462	29
Obligations of states and political subdivisions	5,556	112	5,619	447	11,175	559
Mortgage-backed securities
U.S. GSE’s MBS — residential	8,045	17	1,316	11	9,361	28
U.S. GSE’s CMO	6,477	86	1,034	27	7,511	113
Other CMO	8,580	650	2,258	509	10,838	1,159
Corporate bonds	6,995	1,912	4,632	1,493	11,627	3,405

	$42,115	2,806	14,859	2,487	56,974	5,293

Total	$42,115	2,806	14,859	2,487	56,974	5,293

Other-Than-Temporary Impairment
Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. Investment securities classified as available-for-sale or held-to-maturity are generally evaluated for OTTI under the provisions of ASC 320-10, Investments – Debt and Equity Securities. In determining OTTI, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.
When OTTI occurs, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis. If an entity intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income or loss, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.

As of December 31, 2009, the Company’s security portfolio consisted of 247 securities, 100 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s mortgage-backed and corporate securities, as discussed below:
Mortgage-backed Securities
At December 31, 2009, $207,617 or approximately 96.19% of the Company’s mortgage-backed securities totaling $215,844 were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2009.
The Company’s mortgage-backed securities portfolio also includes twelve non-agency collateralized mortgage obligations with a market value of $8,227 which had unrealized losses of approximately $399 at December 31, 2009. These non-agency securities were rated AAA at purchase.
At December 31, 2009, five of these non-agency securities were rated below investment grade and a cash flow analysis was performed to evaluate OTTI. The assumptions used in the model include expected future default rates, loss severity and prepayments. The model also takes into account the structure of the security including credit support. Based on these assumptions, the model calculates and projects the timing and amount of interest and principal payments expected for the security. In addition, the model was used to “stress” each security, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the security could no longer fully support repayment. In 2009 two of these securities had OTTI losses of $491, of which $475 was recorded as expense and $16 was recorded in other comprehensive income or loss. These two securities remained classified as available-for-sale at December 31, 2009.
At December 31, 2009, the fair values of four collateralized mortgage obligations totaling $4,333 were measured using Level 3 inputs because the market for them has become illiquid, as indicated by few, if any, trades during the period. These securities were previously measured using Level 2 inputs. The discount rates used in the valuation model were based on a yield that the market would require for collateralized mortgage obligations with maturities and risk characteristics similar to the securities being measured.

Corporate Securities
The Company holds thirteen corporate securities to eight issuers totaling $10,032 with an unrealized loss of $2,594. The Company’s unrealized losses on corporate securities relate primarily to its investment in single issuer corporate and corporate trust preferred securities. At December 31, 2009, three of the corporate securities were rated Speculative and three were rated Investment grade by at least one of the major rating agencies, (Moody’s, S&P and Fitch). Seven of the securities to three issuers were not rated. None of the issuers were in default and to date all interest payments have been made as contracted. The Company considered several factors including the financial condition and near term prospects of the issuers and concluded that the decline in fair value was primarily attributable to temporary illiquidity and an increase in credit spreads for financial institution debt issuers due to the financial crisis affecting these markets and not necessarily the expected cash flows of the individual securities. Because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2009.
At December 31, 2009, the fair values of all thirteen corporate securities were measured using Level 3 inputs because the market for them has become illiquid, as indicated by few, if any, trades during the period. These securities, eight of which totaled $4,307 were previously measured using Level 2 inputs. The discount rates used in the valuation model were based on current spreads to U.S. Treasury rates of long-term corporate debt obligations with maturities and risk characteristics similar to the subordinated debentures being measured. An additional adjustment to the discount rate for illiquidity in the market for subordinated debentures was not considered necessary based on the illiquidity premium already present in the spreads used to estimate the discount rate.
In addition to the securities discussed above, the Company had an investment in the senior debt of Silverton Financial Services, Inc. of $500 for which an other-than-temporary impairment charge was taken in the first half of 2009.

The table below presents a rollforward of the credit losses recognized in earnings for the twelve month period ended December 31, 2009:

Beginning balance, January 1, 2009	$—
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	975
Additions/Subtractions
Amounts realized for securities sold during the period	—
Amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	—
Reductions for increase in cash flows expected to be collected that are recognized over the remaining life of the security	—
Increases to the amount related to the credit loss for which other-than-temporary was previously recognized	—

Ending balance, December 31, 2009	$975

The following details the two mortgage-backed securities and one single issuer corporate debt security with OTTI at December 31, 2009 and the related credit losses recognized in earnings:

	Silverton
	Financial
	Services, Inc	CMO 1	CMO 2	Total
	(Dollars in thousands)
Amount of other-than temporary-impairment related to credit losses at January 1, 2009	$—	$—	$—	$—

Addition for credit losses recognized in earnings	500	155	320	975

Amount of other-than temporary-impairment related to credit losses at December 31, 2009	$500	$155	$320	$975

Further deterioration in economic conditions could cause the Company to record additional impairment charges related to credit losses of up to $2,034 which is the carrying amount of these securities.

The following table details the credit ratings and the total impairment loss related to “all other factors” recorded as a component of accumulated other comprehensive income or loss for the Company’s mortgage-backed securities.

	Estimated
	Amortized	Fair	Unrealized	Ratings as of Dec. 31, 2009
(Dollars in thousands)	cost	Value	Gains (Losses)	S&P	Fitch	Moodys
Silverton Financial Services, Inc.	$—	$—	$—	NR	NR	NR
CMO 1	764	748	(16)	CCC	C	NR
CMO 2	1,270	1,399	129	CCC	NR	Caa2

Total	$2,034	$2,147	$113

CMO 2 was in an unrealized loss position during 2009 and an OTTI charge of $320 was recognized. As of December 31, 2009, the fair value increased to result in an unrealized gain position.
(4) Loans
Loans at year end were as follows:

	2009	2008
	Dollars in thousands

Commercial, financial, and agricultural	$102,160	$109,784
Real estate:
Construction	270,062	369,731
Residential	219,217	212,856
Commercial	322,864	266,362
Consumer installment	23,241	28,496

	937,544	987,229
Less allowance for loan losses	22,338	14,742
Less deferred loan origination fees	55	398

	$915,151	$972,089

Activity in the allowance for loan losses was as follows:

	2009	2008	2007
	Dollars in thousands
Balance, beginning of year	$14,742	11,800	9,777
Provision for loan losses	30,904	9,055	3,823
Charge-offs	(24,133)	(6,736)	(2,576)
Recoveries	825	623	776

Balance, end of year	$22,338	14,742	11,800

Individually impaired loans were as follows:

	2009	2008
	Dollars in thousands
Year end loans with no allocated allowance for loan losses	$22,921	$16,836
Year end loans with allocated allowance for loan losses	11,746	16,944

	$34,667	$33,780

Amount of the allowance for loan loss allocated	$1,979	$2,201

	2009	2008	2007
	Dollars in thousands
Average of individually impaired loans during year	$37,212	$29,397	$5,022
Interest income recognized during impairment	784	702	598
Cash-basis interest income recognized	784	702	598
Nonaccrual loans and loans past due 90 days still on accrual were as follows:

	2009	2008
	Dollars in thousands
Loans past due over 90 days still on accrual	$—	$7,298

Nonaccrual loans	32,257	34,781
Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. Interest that would have been recorded on nonaccrual loans had they been in accruing status was approximately $2,377 in 2009, $1,561 in 2008, and $198 in 2007.
The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of these loans is as follows:

	2009	2008	2007
	Dollars in thousands
Construction	$2,121	—	—

Carrying amount, net of allowance of $706, $0 and $0 respectively	$1,415	—	—

The Company increased the allowance for loan losses by $706, $0 and $0 during 2009, 2008 and 2007 for these purchased loans. No allowances for loan losses were reversed during 2009, 2008 or 2007.
Income is not recognized on certain purchased loans if the Company cannot reasonably estimate cash flows expected to be collected. The carrying amounts of such loans are as follows:

	2009	2008	2007
	Dollars in thousands
Loans purchased during the year	$2,121	—	—
Loans at end of year	1,415	—	—
The Company has direct and indirect loans outstanding to certain executive officers and directors, including affiliates, and principal holders of the Company’s securities.
The following is a summary of the activity in loans outstanding to executive officers and directors, including affiliates, and principal holders of the Company’s securities for the year ended December 31, 2009:

Dollars in thousands

Balance at beginning of year	$39,360
New loans	53,818
Effect of changes in composition of related parties	12
Principal repayments	(57,336)

Balance at end of year	$35,854

The Company is also committed to extend credit to certain directors and executives of the Company, including companies in which they are principal owners, through personal lines of credit, letters of credit, and other loan commitments. As of December 31, 2009, available balances on these commitments to these persons aggregated approximately $13,601.

(5) Real Estate Owned
The following table presents a roll forward of other real estate owned as of December 31, 2009, 2008 and 2007, respectively.

	2009	2008	2007
	(Dollars in thousands)
Beginning balance, January 1	$5,734	$—	$—
Additions	20,752	6,386	341
Valuation allowance	(588)	—	—
Sales	(12,183)	(715)	(312)
(Loss) gain on sale of OREO	(5,741)	63	(29)

Ending balance, December 31	$7,974	$5,734	$—

Activity in the valuation allowance was as follows:

	2009	2008	2007
	(Dollars in thousands)
Beginning balance	$—	$—	$—
Provision charged to expense	588	—	—

Ending balance	$588	$—	$—

Expenses related to foreclosed assets include:

	2009	2008	2007
	(Dollars in thousands)
Net loss (gain) on sales	$5,741	$(63)	$29
OREO expenses, net of rental income	248	72	5
OREO valuation allowance	588	—	—

	$6,577	$9	$34

(6) Fair Value Measurements
Fair value is the exchange price that would be received to sell an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair values:
Level 1:	Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2:
Significant other observable inputs other than Level 1 prices, such as quoted market prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3:	Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.
In determining the appropriate levels, the Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:
Investment Securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3) as more fully discussed in Note 3. Discounted cash flows are calculated using spread to swap and LIBOR curves that are updated to incorporate loss severities, volatility, credit spread and optionality. During times when trading is more liquid, broker quotes are used (if available) to validate the model. Rating agency and industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into the calculations.
Mortgage Banking Derivatives: The fair value of mortgage banking derivatives is determined by individual third party sales contract prices for the specific loans held at each reporting period end (Level 2 inputs). The fair value adjustment is included in other assets.
Loans Held for Sale: Loans held for sale are carried at fair value, as determined by outstanding commitments, from third party investors (Level 2).
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

Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income date available. Management may adjust the appraised value for estimated costs to sell. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.
Assets and Liabilities Measured on a Recurring Basis
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as of December 31, 2009 and 2008:

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)

Available-for-sale securities
Obligations of U.S. Government agencies	$54,156	9,489	44,667	—
Obligations of states and political subdivisions	26,180	—	26,180	—
Mortgage-backed securities
U.S. GSE’s MBS — residential	100,775	12,174	88,601	—
U.S. GSE’s CMO	106,842	10,510	96,332	—
Other CMO	8,227	—	3,894	4,333
Corporate bonds	10,032	—	—	10,032
Equity securities	4	4	—	—

Total available-for-sale securities	$306,216	32,177	259,674	14,365

Tax credits	435	—	—	435

Loans held for sale	19,157	—	19,157	—

Mortgage banking derivatives	182	—	182	—

Total	$325,990	32,177	279,013	14,800

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)

Available-for-sale securities
Obligations of U.S. Government agencies	$110,675	—	110,675	—
Obligations of states and political subdivisions	16,956	—	16,956	—
Mortgage-backed securities
U.S. GSE’s MBS — residential	120,772	—	120,772	—
U.S. GSE’s CMO	28,425	—	28,425	—
Other CMO	10,838	—	10,838	—
Corporate bonds	11,627	—	7,497	4,130
Equity securities	46	46	—	—

Total available-for-sale securities	$299,339	46	295,163	4,130

Tax credits	515	—	—	515

Loans held for sale	18,955	—	18,955	—

Mortgage banking derivatives	8	—	8	—

Total	$318,817	46	314,126	4,645

The tables below present a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2009 and 2008:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Available-for-sale
	Tax credits	Securities	Total
	(Dollars in thousands)

Beginning balance, January 1, 2009	$515	4,130	4,645
Total gains or losses (realized/unrealized)
Included in earnings
Other-than-temporary impairment	—	(975)	(975)
Amortization of tax credit investment	(80)	—	(80)
Included in other comprehensive income (loss)	—	1,595	1,595
Transfers in and/or out of Level 3	—	9,615	9,615

Ending balance, December 31, 2009	$435	14,365	14,800

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Available-for-sale
	Tax credits	Securities	Total
	(Dollars in thousands)
Beginning balance, January 1, 2008	$594	—	594
Total gains or losses (realized/unrealized)
Included in earnings
Other-than-temporary impairment	—	—	—
Amortization of tax credit investment	(79)	—	(79)
Included in other comprehensive income	—	(282)	(282)
Transfers in and/or out of Level 3	—	4,412	4,412

Ending balance, December 31, 2008	$515	4,130	4,645

Assets and Liabilities Measured on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2009 and 2008 are summarized below:

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired loans	$9,767	—	—	9,767
Other real estate owned	7,974	—	—	7,974

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired loans	$14,743	—	—	14,743
Other real estate owned	5,734	—	—	5,734
The following represents impairment charges recognized during the period:
Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $11,746, with a valuation allowance of $1,979, resulting in an additional provision for loan losses of $1,979 for the year ended December 31, 2009. Impaired loans for which there is no specific allowance for credit losses had a carrying amount of $22,921 at December 31, 2009.
As of December 31, 2008 impaired loans had a carrying amount of $16,944 with a valuation allowance of $2,201, resulting in an additional provision for loan losses of $2,201 for the year ended December 31, 2008. Impaired loans for which there is no specific allowance for credit losses had a carrying amount of $16,836 at December 31, 2008.

Other real estate owned, which is carried at lower of cost or fair value, was $7,974 which consisted of the outstanding balance of $8,562, less a valuation allowance of $588, resulting in a write down of $588 for the year ending 2009. There was no valuation allowance or provisions for the year ending 2008.
(7) Premises and Equipment
Premises and equipment at December 31, 2009 and 2008 are summarized as follows:

	2009	2008
	(Dollars in thousands)
Land	$7,819	$7,868
Buildings	23,876	24,289
Furniture and equipment	16,152	15,251

	47,847	47,408
Less accumulated depreciation	16,145	13,448

	$31,702	$33,960

Depreciation expense amounted to $2,718, $2,343 and $1,606, in 2009, 2008 and 2007, respectively.
(8) Commitments
The Company is committed under various operating leases for office space and equipment. At December 31, 2009, minimum future lease payments under non-cancelable real property and equipment operating leases are as follows:

(Dollars in thousands)
2010	$361
2011	284
2012	175
2013	37
2014	35
2015 & Beyond	61

$953

Rent and lease expense for all building, equipment, and furniture rentals totaled $320, $317, and $163, for the years ended December 31, 2009, 2008, and 2007, respectively.
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
Unfunded commitments to extend credit where contract amounts represent potential credit risk totaled $174,894 and $202,580, at December 31, 2009 and 2008, respectively. These commitments are primarily at variable interest rates. Fixed rate commitments totaled $15,903 and $18,265 at December 31, 2009 and 2008, respectively. The rates on these commitments ranged from 3.50% to 16.00% at December 31, 2009, and 5.00% to 16.00% at December 31, 2008. Maturity dates ranged from 1/8/2010 to 12/19/2017, at December 31, 2009, and 1/2/2009 to 12/19/2017 at December 31, 2008.
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
(9) Deposits
At December 31, 2009, scheduled maturities of certificates of deposit are as follows:

Dollars in thousands

2010	$379,383
2011	106,177
2012	67,261
2013	4,959
2014	6,791
Thereafter	2,224

Total	$566,795

Brokered deposits as of December 31, 2009 and 2008 totaled $255,876 and $244,540, respectively.
(10) Borrowings
Securities Sold Under Repurchase Agreements
The securities sold under repurchase agreements are collateralized by obligations of the U.S. Government or its corporations and agencies, state and municipal securities, corporate bonds, or mortgage-backed securities. The aggregate carrying value of such agreements for corporate customers at December 31, 2009 and 2008 were $0 and $20,000, respectively.

At December 31, 2009, public funds agreements for deposit accounts and securities sold under repurchase agreements for public funds customers were maintained by the Georgia Bankers Association pooled pledging program. The total carrying value of investments in the pooled pledging program at December 31, 2009 and 2008 was $161,449 and $192,761, respectively. The repurchase agreements at December 31, 2009 mature on demand. The following table summarizes pertinent data related to the securities sold under the agreements to repurchase as of and for the years ended December 31, 2009, 2008 and 2007.

	2009	2008	2007
	(Dollars in thousands)
Securities Sold Under Repurchase Agreements
Weighted average borrowing rate at year-end	1.50%	0.96%	4.38%
Weighted average borrowing rate during the year	0.80%	2.15%	5.03%

Average daily balance during the year	$40,820	59,925	64,501
Maximum month-end balance during the year	61,378	64,734	74,525

Balance at year-end	$3,188	62,553	63,629
Federal Funds Purchased	—	—	17,537

	$3,188	62,553	81,166

Advances from Federal Home Loan Bank
The Company has an available line of credit from the Federal Home Loan Bank of Atlanta (FHLB) in an amount not to exceed 10% of total assets. The line of credit is reviewed annually by the FHLB. The following advances were outstanding under this line at December 31, 2009 and 2008.

	2009	Rate	2008	Rate
	(Dollars in thousands)
Due March 22, 2010	$—	0.000%	$7,000	6.180%
Due March 30, 2010	5,000	6.020%	5,000	6.020%
Due September 29, 2010	5,000	5.820%	5,000	5.820%
Due October 18, 2010	7,000	5.460%	7,000	5.460%
Due April 29, 2011	2,000	3.455%	2,000	3.455%
Due May 2, 2011	6,000	4.800%	6,000	4.800%
Due April 4, 2013 convertible flipper	10,000	2.900%	10,000	3.708%
Due July 18, 2013 convertible flipper	3,000	2.720%	3,000	4.003%
Due July 26, 2017	10,000	4.406%	10,000	4.406%
Due January 31, 2018	10,000	2.475%	10,000	2.475%
Due January 27, 2019 convertible flipper	5,000	4.100%	5,000	0.000%
Due April 22, 2019 convertible flipper	8,000	4.750%	8,000	3.559%
Due May 22, 2019 convertible flipper	6,000	4.680%	6,000	1.653%

	$77,000		$84,000

Total weighted average rate	4.23%		3.96%

The FHLB has the option to convert the fixed-rate advances and convertible advances to three-month, LIBOR-based floating-rate advances at various dates throughout the terms of the advances.
The fixed rate advance due on March 22, 2010 was repaid on July 16, 2009 and resulted in a prepayment penalty of $276. The convertible flipper advance maturing on April 4, 2013 was indexed to the three month LIBOR based floating rate minus 50 basis points and converted to a fixed rate of 2.90% on April 4, 2009. The convertible flipper advance maturing on January 27, 2019, was indexed to the one-month LIBOR-based floating rate minus 50 basis points for the first three years and was converted to a fixed rate of 4.10% on January 27, 2009 for the last ten years. The convertible flipper advance maturing on April 22, 2019, was indexed to the three-month LIBOR-based floating rate minus 50 basis points for the first three years and then converted to a fixed rate of 4.75% on April 22, 2009 for the last ten years. The flipper advance maturing on May 22, 2019, was indexed to the three-month LIBOR-based floating rate minus 50 basis points and then converted to a fixed rate of 4.68% on May 22, 2009. The convertible flipper advance maturing on July 18, 2013 was indexed to the three month LIBOR based floating rate minus 50 basis points and was converted to a fixed rate of 2.72% on July 18, 2009. At December 31, 2009, the Company has pledged, under a blanket floating lien, eligible first mortgage loans with unpaid balances which, when discounted at approximately 60% of such unpaid principal balances, total $62,599. The Company has also pledged for this lien eligible commercial real estate loans with unpaid balances which, when discounted at approximately 50% of such unpaid principal balances, total $31,238.

Other Borrowed Funds
Other borrowed funds consist of a treasury, tax, and loan account with the Federal Reserve Bank of $600 and $0 at December 31, 2009 and December 31, 2008 respectively.
(11) Subordinated Debentures
In December 2005 the Company issued $10.0 million of unsecured subordinated debentures, which bear interest at three-month LIBOR plus 1.40% (1.65% at December 31, 2009), adjusted quarterly, to Southeastern Bank Financial Statutory Trust I. The Company used these funds to capitalize Southern Bank and Trust. Southeastern Bank Financial Statutory Trust I is a wholly owned subsidiary of the Company which is not consolidated in these financial statements. Southeastern Bank Financial Statutory Trust I acquired these debentures using the proceeds of its offerings of $10.0 million of Trust Preferred Securities to outside investors. The Trust Preferred Securities qualify as Tier 1 capital under Federal Reserve Board guidelines up to certain limits and accrue and pay distributions quarterly at a variable per annum rate of interest, reset quarterly, equal to LIBOR plus 1.40% of the stated liquidation amount of $1 thousand dollars per Capital Security. The Company has entered into contractual arrangements which constitute a full, irrevocable and unconditional guarantee on a subordinated basis by the Company of the obligations of Southeastern Bank Financial Statutory Trust I under the Trust Preferred Securities.
The Trust Preferred Securities are mandatorily redeemable upon maturity of the debentures on December 15, 2035, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by Southeastern Bank Financial Statutory Trust I in whole or in part, on or after December 15, 2010 and in whole or in part at any time within 90 days following the occurrence of a Tax Event, an Investment Company Event or a Capital Treatment Event. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be 100% of their principal amount plus accrued but unpaid interest. Prior to December 15, 2010, the redemption of any debenture following a Tax Event, an Investment Company Event or a Capital Treatment Event, will be an amount in cash equal to 100.785% of the principal amount of the debentures and thereafter at par.
In March 2006 the Company issued $10.0 million of unsecured subordinated debentures, which bear interest at three-month LIBOR plus 1.40% (1.65% at December 31, 2009), adjusted quarterly, to Southeastern Bank Financial Trust II. The Company used $5.0 million of the proceeds to contribute additional capital to Southern Bank & Trust on June 28, 2007. The remaining $5.0 million has been used for general corporate purposes. Southeastern Bank Financial Trust II is a wholly owned subsidiary of the Company which is not consolidated in these financial statements. Southeastern Bank Financial Statutory Trust I acquired these debentures using the proceeds of its offerings of $10.0 million of Trust Preferred Securities to outside investors. The Trust Preferred Securities qualify as Tier 1 capital under Federal Reserve Board guidelines up to certain limits and accrue and pay distributions quarterly at a variable per annum rate of interest, reset quarterly, equal to LIBOR plus 1.40% of the stated liquidation amount of $1 thousand dollars per Capital Security. The Company has entered into contractual arrangements which constitute a full, irrevocable and unconditional guarantee on a subordinated basis by the Company of the obligations of Southeastern Bank Financial Trust II under the Trust Preferred Securities.

The Trust Preferred Securities are mandatorily redeemable upon maturity of the debentures on June 15, 2036, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by Southeastern Bank Financial Trust II in whole or in part, on or after June 15, 2011 and in whole or in part at any time within 90 days following the occurrence of a Tax Event, an Investment Company Event or a Capital Treatment Event. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be 100% of their principal amount plus accrued but unpaid interest. Prior to June 15, 2010, the redemption of any debenture following a Tax Event, an Investment Company Event or a Capital Treatment Event, will be an amount in cash equal to 101.570% of the principal amount of the debentures. Thereafter, an amount equal in cash to the percentage of the principal amount of the debentures plus unpaid interest will be redeemed as specified below.

Special Redemption During the
12-Month Period Beginning June 15	Percentage of Principal Amount
2010	100.785%
2011 and thereafter	100.000%
In May 2009 the Company issued a $2.9 million unsecured subordinated debenture, which bears interest at a rate of 8.0% per annum, to a related party, R.W. Pollard Enterprises, LLP. The Company used the proceeds to increase capital at the Bank. The debenture matures on May 14, 2014 and the Company has the right to redeem the debenture, in whole or in part, at any time after May 14, 2012. As specified in the indenture, if the debenture is redeemed prior to maturity, the redemption price will be the principal amount plus any accrued and unpaid interest.

(12) Income Taxes
Income tax (benefit) expense for the years ended December 31, 2009, 2008 and 2007 consists of the following:

	2009	2008	2007
Current tax (benefit) expense:	(Dollars in thousands)
Federal	$(2,469)	$4,268	$6,543
State	—	167	603

Total current	(2,469)	4,435	7,146

Deferred tax benefit
Federal	(2,500)	(800)	(681)
State	(1,445)	(129)	(144)

Total deferred	(3,945)	(929)	(825)

Total income tax (benefit) expense	$(6,414)	$3,506	$6,321

Income tax (benefit) expense differed from the amount computed by applying the statutory Federal corporate tax rate of 34% in 2009 and 35% in 2008 and 2007 to income before income taxes as follows:

	Years ended December 31
	2009	2008	2007
	(Dollars in thousands)
Computed “expected” tax (benefit) expense	$(4,896)	$3,879	$6,330
Increase (decrease) resulting from:
Tax-exempt interest income	(370)	(326)	(368)
Nondeductible interest expense	33	40	53
State income tax, net of Federal tax effect	(966)	25	298
Earnings on cash surrender value of life insurance	(299)	(248)	(237)
Nondeductible stock compensation expense	64	73	191
Meals, entertainment, and club dues	58	59	51
Other, net	(38)	4	3

	$(6,414)	$3,506	$6,321

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2009 and 2008 are presented below:

	2009	2008
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan losses	$8,556	$5,678
Deferred compensation	2,177	1,611
Nonaccrual loan interest income	29	600
State net operating loss and other carryovers	982	—
Unrealized loss on investment securities available for sale	845	—
Other	427	311

Total deferred tax assets	13,016	8,200

Deferred tax liabilities:
Depreciation	(1,198)	(1,225)
Prepaid assets and other	(658)	(605)
Unrealized gain on investment securities available for sale	—	(28)

Total deferred tax liabilities	(1,856)	(1,858)

Net deferred tax asset	$11,160	$6,342

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers taxes paid in the carryback period, the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projection for future taxable income over the periods which the temporary differences resulting in the deferred tax assets are deductible, management has determined it is more likely than not that the Company will realize the benefits of these deductible differences.
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of Georgia and South Carolina. The Company is no longer subject to examination by federal and state taxing authorities for years before 2006.
The amount of the accrued income tax liability for uncertainties related to tax benefits was not material to the Company’s consolidated balance sheets as of December 31, 2009 or 2008. Additionally, the total amount of interest and penalties recorded in the consolidated statements of income or loss for the year ended December 31, 2009, 2008 and 2007 was not material.

(13) Related Party Transactions
Deposits include accounts with certain directors and executives of the Company, including affiliates, and principal holders of the Company’s securities. As of December 31, 2009 and 2008, these deposits totaled approximately $20,344, and $21,571, respectively. See note 4 for discussion of related party loans and note 11 for discussion of related party debt.
(14) Regulatory Capital Requirements
The Company and its subsidiaries are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
Quantitative measures established by regulation to ensure capital adequacy require minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2009, that the Company meets all capital adequacy requirements to which it is subject.
As of December 31, 2009, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. Management is not aware of the existence of any conditions or events occurring subsequent to December 31, 2009 which would affect the Bank’s well capitalized classification.
Actual capital amounts and ratios for the Company are presented in the table below as of December 31, 2009 and 2008, on a consolidated basis and for the Bank and Thrift individually:

					To be well capitalized
			For capital adequacy		under prompt corrective
	Actual		purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Southeastern Bank Financial Corporation and subsidiaries consolidated:
As of December 31, 2009:
Total Capital (to risk- weighted assets)	$130,395	12.55%	$83,146	8.00%	N/A	N/A
Tier I Capital — risk-based (to risk-weighted assets)	114,930	11.06%	41,573	4.00%	N/A	N/A
Tier I Capital — leverage (to average assets)	114,930	7.51%	61,177	4.00%	N/A	N/A
As of December 31, 2008:
Total Capital (to risk- weighted assets)	128,177	11.70%	$87,658	8.00%	N/A	N/A
Tier I Capital — risk-based (to risk-weighted assets)	114,467	10.45%	43,829	4.00%	N/A	N/A
Tier I Capital — leverage (to average assets)	114,467	8.14%	56,231	4.00%	N/A	N/A

					To be well capitalized
			For capital adequacy		under prompt corrective
	Actual		purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Georgia Bank & Trust Company:
As of December 31, 2009:
Total Capital (to risk- weighted assets)	$111,465	12.25%	$72,782	8.00%	$90,978	10.00%
Tier I Capital — risk-based (to risk-weighted assets)	99,984	10.99%	36,391	4.00%	54,587	6.00%
Tier I Capital — leverage (to average assets)	99,984	7.34%	61,301	4.50%	68,112	5.00%
As of December 31, 2008:
Total Capital (to risk- weighted assets)	107,821	10.99%	$78,491	8.00%	$98,114	10.00%
Tier I Capital — risk-based (to risk-weighted assets)	95,546	9.74%	39,246	4.00%	58,869	6.00%
Tier I Capital — leverage (to average assets)	95,546	7.47%	57,551	4.50%	63,945	5.00%

					To be well capitalized
			For capital adequacy		under prompt corrective
	Actual		purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Southern Bank & Trust:
As of December 31, 2009:
Total Capital (to risk- weighted assets)	$15,734	12.36%	$10,183	8.00%	$12,729	10.00%
Tier I Capital — risk-based (to risk-weighted assets)	14,136	11.11%	5,091	4.00%	7,637	6.00%
Tier I Capital — leverage (to average assets)	14,136	8.52%	6,640	4.00%	8,300	5.00%
As of December 31, 2008:
Total Capital (to risk- weighted assets)	15,356	13.57%	$9,055	8.00%	$11,319	10.00%
Tier I Capital — risk-based (to risk-weighted assets)	13,939	12.31%	4,528	4.00%	6,792	6.00%
Tier I Capital — leverage (to average assets)	13,939	11.28%	4,943	4.00%	6,179	5.00%
Southeastern Bank Financial Corporation and Georgia Bank and Trust Company are regulated by the Department of Banking and Finance of the State of Georgia (DBF). The DBF requires that state banks in Georgia generally maintain a minimum ratio of Tier 1 capital to total assets of four and one-half percent (4.5%) for banks and four percent (4%) for holding companies. These ratios are shown in the preceding tables as Tier 1 Capital — leverage (to average assets). The Company’s ratio at 7.51% and the Bank’s ratio at 7.34% exceed the minimum required.
Banking regulations limit the amount of dividends that may be paid without prior approval of the Bank’s regulatory agency. With a net loss of $7.7 million at December 31, 2009, prior approval would be required from the DBF before payment of dividends in 2010.
(15) Employee Benefit Plans
The Company has an employee savings plan (the Plan) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. The Company has the option to make discretionary payments to the Plan. For the years ended December 31, 2009, 2008 and 2007, the Company contributed $527, $753 and $699, respectively, to the Plan, which is 3% of the annual salary of all eligible employees for 2009 and 5% of the annual salary of all eligible employees for 2008 and 2007.
In 1997, the Company established a nonqualified Long-Term Incentive Plan designed to motivate and sustain high levels of individual performance and align the interests of key officers with those of shareholders by rewarding capital appreciation and earnings growth. Stock appreciation rights may be awarded annually to those key officers whose performance during the year has made a significant contribution to the Company’s growth. Such stock appreciation rights are granted at a strike price equal to the trading price of the Company’s stock at date of grant, and are earned over a five-year appreciation period. Officers vest in such rights over a 10-year period. The Company recognized expense of $15, $57 and $57, during 2009, 2008 and 2007, respectively, related to this plan. The total amount accrued for both December 31, 2009 and 2008 was $15 and $57, respectively.

The Company also has salary continuation agreements in place with certain key officers. Such agreements are structured with differing benefits based on the participants overall position and responsibility. These agreements provide the participants with a supplemental income upon retirement at age 65, additional incentive to remain with the Company in order to receive these deferred retirement benefits and a compensation package that is competitive in the market. These agreements vest over a ten year period, require a minimum number of years service, and contain change of control provisions. All benefits would cease in the event of termination for cause, and if the participant’s employment were to end due to disability, voluntary termination or termination without cause, the participant would be entitled to receive certain reduced benefits based on vesting and other conditions. The estimated cost of an annuity to pay this obligation is being accrued over the vesting period for each officer. The Company recognized expense of $1,512, $717, and $758, during 2009, 2008 and 2007, respectively, related to these agreements. The total amount accrued at December 31, 2009 and 2008 was $5,627 and $4,187, respectively.
(16) Stock Option Plan
During 2000, the Company adopted the 2000 Long-Term Incentive Plan (the 2000 Plan) which allows for stock option awards for up to 278,300 shares of the Company’s common stock to employees, officers, and directors of the Company. The Company believes that such awards better align the interests of its employees with those of its shareholders. Under the provisions of the 2000 Plan, the option price is determined by a committee of the board of directors at the time of grant and may not be less than 100% of the fair value of the common stock on the date of the grant of such option. Generally, when granted, these options vest over a five-year period. However, there were 11,000 options granted in 2005, that vest based on specific loan growth performance targets. All options must be exercised within a ten-year period. As of December 31, 2007, all options under this plan had been issued. As of December 31, 2009, due to employee terminations, 2,750 options have reverted back to the option pool and are available for re-granting under the 2000 Plan.
During 2006, the Company adopted the 2006 Long-Term Incentive Plan (the 2006 Plan), approved by shareholders at the annual meeting, which allows for stock options awards for up to 275,000 shares of the Company’s common stock to key employees, officers, directors and independent contractors providing material services to the Company. The purpose of the Plan is to enhance stockholder investment by attracting, retaining and motivating key employees, officers, directors and independent contractors of the Company, and to encourage stock ownership by such persons by providing them with a means to acquire a proprietary interest in the Company’s success, and to align the interests of management with those of stockholders. Under the provisions of the 2006 Plan, the option price is determined by a committee of the board of directors at the time of grant and may not be less than 100% of the fair value of the common stock on the date of the grant of such option. Notwithstanding the foregoing, in the case of an Incentive Stock Option granted to a Participant who is a Ten Percent or more Stockholder, the Option Price shall not be less than one hundred and ten percent (110%) of the Fair Market Value of the Common Stock on the Date of Grant. Generally, when granted, these options vest over a five-year period. All options must be exercised within a ten year period from the date of the grant; however, options issued to a ten percent or more stockholder must be exercised within a five year period from its date of grant. As of December 31, 2009 and 2008, total options granted under this Plan were 100,517. As of December 31, 2009, 174,483 shares remain available for future grants under this Plan.

The Company periodically purchases treasury stock and uses it for stock option exercises, when available. If treasury stock is not available, additional stock is issued. The Company repurchased 302 and 13,600 shares during 2009 and 2008 respectively. The Company issued 302 shares of treasury stock in 2009 and 1,170 shares in 2008, respectively, for the Director Stock Purchase Plan and 22,000 shares in 2008 for stock options which were exercised.
The Company is required to compute the fair value of options at the date of grant and to recognize such costs as compensation expense ratably over the vesting period of the options. For the year ended December 31, 2009, 2008 and 2007, the Company recognized $188, $209 and $546, respectively, as compensation expense resulting from all stock options.
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
The fair value of all options granted was determined using the following weighted average assumptions as of grant date in 2008 and 2007. There were no stock option grants during 2009.

	2009	2008	2007
Options granted	n/a	19,300	30,250
Risk-free interest rate	n/a	3.23%	4.74%
Dividend yield	n/a	2.00%	2.00%
Expected life at date of grant	n/a	8.01 years	7.86 years
Volatility	n/a	21.96%	17.50%

Weighted average fair value of options granted	n/a	$7.36	$15.12

A summary of activity for stock options with a specified vesting period follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Options outstanding — December 31, 2008	277,263	$27.02	—	—

Options lapsed in 2009	(2,200)	36.82	—	—

Options Outstanding — December 31, 2009	275,063	$26.94	4.97	—

Fully vested or expected to vest	275,063	$26.94	4.97	—

Exercisable at December 31, 2009	208,253	$24.71	4.32	—

Information related to the stock options that vest over a specified period follows:

	2009	2008	2007
	(Dollars in thousands, except per share data)
Intrinsic value of options exercised	$—	423	27
Intrinsic value of options forfeit	—	—	—
Intrinsic value of options lapsed	—	—	—
Cash received from option exercises	—	466	1
Fair market value of stock received from option exercises	—	—	17

Weighted average grant-date fair value	—	7.36	15.12
All stock options issued are incentive stock options and therefore, no tax benefit is realized.
As of December 31, 2009 and 2008, there was $402 and $577, respectively, of total unrecognized compensation cost related to nonvested options that vest over a five year period. That cost is expected to be recognized over a weighted average period of 2.0 years.
The following table provides information for stock options that vest based on specific loan growth performance targets.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Options outstanding — December 31, 2008	11,000	$31.18	6.50	—

Options Outstanding — December 31, 2009	11,000	$31.18	5.50	$—

Exercisable at December 31, 2009	8,250	$31.18	5.50	$—

As of December 31, 2009 and 2008, there was $8 and $25, respectively, of total unrecognized compensation cost related to nonvested options granted based on performance. That cost is expected to be recognized over a weighted average period of 0.5 years.
(17) Other Operating Expenses
Components of other operating expenses exceeding 1% of total revenues include the following for the years ended December 31, 2009, 2008, and 2007:

	2009	2008	2007
	(Dollars in thousands)
Marketing and business development	$1,451	$1,668	$1,586
Processing expense	1,733	1,917	1,750
Legal and professional fees	1,552	1,763	1,508
Data processing expense	1,265	1,203	942
FDIC Insurance	2,723	898	113
Other expense	4,233	4,141	3,780

Total other operating expense	$12,957	$11,590	$9,679

(18) Fair Value of Financial Instruments
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
As discussed in more detail in Note 6, the fair value of investment securities is based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. The carrying amount of related accrued interest receivable approximates its fair value and is not disclosed.
(c)	Loans, net
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
(i)	Commitments
The difference between the carrying values and fair values of commitments to extend credit are not significant and are not disclosed.
The carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2009 and 2008 are as follows:

	December 31
	2009		2008
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$147,994	147,994	$37,768	37,768
Investment securities	306,706	306,708	300,028	300,037
Loans, net	934,308	943,885	991,044	997,338
Financial liabilities:
Deposits	1,280,534	1,263,137	1,139,552	1,141,627
Securities sold under repurchase agreements	3,188	3,188	62,553	62,553
Other borrowed funds	600	600	—	—
Advances from FHLB	77,000	80,670	84,000	76,090
Subordinated debentures	22,947	14,793	20,000	11,814

(19) Condensed Financial Statements of Southeastern Bank Financial Corporation (Parent Only)
The following represents Parent Company only condensed financial information of Southeastern Bank Financial Corporation:
Condensed Balance Sheets

	December 31
	2009	2008
	(Dollars in thousands)
Assets

Cash and due from banks	$564	1,921
Investment securities	2,005	2,042
available for sale Investment in banking subsidiaries	112,932	109,671
Premises and equipment, net	811	856
Accrued interest receivable	20	20
Deferred tax asset, net	12	2
Income tax receivable	1,178	166
Other assets	5	6

	$117,527	114,684

Liabilities and Stockholders’ Equity

Liabilities:
Accrued interest and other liabilities	$836	33
Subordinated debentures	22,947	20,000

Total liabilities	23,783	20,033

Stockholders’ equity	93,744	94,651

	$117,527	114,684

Condensed Statements of Income (Loss)

	Years ended December 31
	2009	2008	2007
	(Dollars in thousands)
Income:
Dividend income	$15	1,481	43
Interest income on investment securities	110	143	294
Investment securities (losses) gains, net	(35)	(204)	23
Miscellaneous income	102	102	102

	192	1,522	462

Expense:
Interest expense	647	960	1,435
Salaries and other personnel expense	(6)	(6)	24
Occupancy expense	45	60	52
Other operating expense	139	187	166

	825	1,201	1,677

Income (loss) before equity in undistributed (excess distributed) earnings of banking subsidiaries	(633)	321	(1,215)

Equity in (excess distributed) undistributed earnings of banking subsidiaries	(7,593)	6,818	12,494

Income tax benefit	(241)	(439)	(486)

Net income (loss)	$(7,985)	7,578	11,765

Condensed Statements of Cash Flows

	Year Ended December 31
	2009	2008	2007
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$(7,985)	7,578	11,765
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities Depreciation	45	45	45
Deferred income tax benefit	(12)	—	—
Equity in excess distributed (undistributed) earnings of banking subsidiaries	7,593	(6,818)	(12,494)
Investment securities losses (gains), net	35	204	(23)
Stock options compensation cost	(6)	(6)	24
Accretion on investment securities	—	—	(113)
Decrease (increase) in accrued interest receivable	—	20	(33)
Increase (decrease) in accrued interest payable and other liabilities	803	(31)	(3)
(Increase) decrease in other assets	(1,011)	(44)	5

Net cash (used in) provided by operating activities	(538)	948	(827)

Cash flows from investing activities:
Proceeds from sales and maturities of investment securities	7	4,000	18,023
Purchase of investment securities	—	(3,000)	(10,941)
Investment in banking subsidiary	(12,000)	—	(5,000)
Additions to premises and equipment	—	—	(1,700)
Proceeds from sale of premises and equipment	—	1,400	—

Net cash (used in) provided by investing activities	(11,993)	2,400	382

Cash flows from financing activities:
Proceeds from subordinated debentures	2,947	—	—
Proceeds from issuance of common stock	9,010	—	—
Purchase of treasury stock	(5)	(445)	(317)
Payment of cash dividends	(778)	(2,968)	(2,824)
Proceeds from stock options exercised, net of stock redeemed	—	467	1

Net cash provided by (used in) financing activities	11,174	(2,946)	(3,140)

Net (decrease) increase in cash and cash equivalents	(1,357)	402	(3,585)

Cash and cash equivalents at beginning of year	1,921	1,519	5,104

Cash and cash equivalents at end of year	$564	1,921	1,519

(20) Quarterly Financial Data (Unaudited)
The supplemental quarterly financial data for the years ended December 31, 2009 and 2008 is summarized as follows:

	Quarters ended
	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009
	(Dollars in Thousands)

Interest income	$17,907	17,835	17,602	17,416
Interest expense	7,808	7,127	6,781	6,767
Net interest income	10,099	10,708	10,821	10,649
Provision for loan losses	4,749	5,114	4,879	16,162
Noninterest income	4,545	5,912	4,808	5,474
Noninterest expense	9,833	10,808	10,264	15,606
Net income (loss)	56	637	740	(9,418)
Net income (loss) per share — basic	0.01	0.10	0.11	(1.41)
Net income (loss) per share — diluted	0.01	0.10	0.11	(1.41)

	Quarters ended
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008
	(Dollars in Thousands)

Interest income	$19,751	18,526	18,543	18,855
Interest expense	9,486	8,483	8,801	8,719
Net interest income	10,265	10,043	9,742	10,136
Provision for loan losses	1,271	1,652	2,073	4,059
Noninterest income	3,931	4,452	4,437	3,886
Noninterest expense	8,921	9,265	9,365	9,201
Net income	2,635	2,408	1,875	660
Net income per share — basic	0.45	0.40	0.31	0.11
Net income per share — diluted	0.44	0.40	0.31	0.11
In the fourth quarter of 2009 the Company liquidated a significant amount of other real estate which resulted in losses of $5,813. In addition, the Company increased the provision for loan losses to reflect the continued risk of the loan portfolio amidst the anticipation of a slow recovery of real estate values.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
As of the end of the period covered by this report, our management, including our Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s periodic filings with the Securities and Exchange Commission. During the fourth quarter of 2009, there were no significant changes in the Company’s internal controls that materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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
Management has assessed the effectiveness of the Southeastern Bank Financial Corporation’s internal control over financial reporting as of December 31, 2009. In making our assessment, management has utilized the framework published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission “Internal Control-Integrated Framework”. Based on our assessment, management has concluded that, as of December 31, 2009, internal control over financial reporting was effective.

/s/ R. Daniel Blanton Chief Executive Officer
(principal executive officer)

/s/ Ronald L. Thigpen Chief Operating Officer

/s/ Darrell R. Rains Chief Financial Officer
(principal financial officer)

Date: February 25, 2010

Report of Independent Registered Public Accounting Firm on Internal Control Over
Over Financial Reporting
We have audited Southeastern Bank Financial Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Southeastern Bank Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, included in Item 9.A. of the Company’s Annual Report on Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Southeastern Bank Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Southeastern Bank Financial Corporation and Subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of income (loss), stockholders’ equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2009 and our report dated February 25, 2010 expressed an unqualified opinion on those consolidated financial statements.
/s/ Crowe Horwath LLP
Brentwood, Tennessee
February 25, 2010

Item 9B. Other Information
None.
PART III
Item 10. Directors and Executive Officers and Corporate Governance
The Company has adopted a Code of Ethics applicable to its senior financial officers. A copy is available, without charge, upon telephonic or written request addressed to Ron Thigpen, Executive Vice President, Chief Operating Officer and Assistant Corporate Secretary, Southeastern Bank Financial Corporation, 3530 Wheeler Road, Augusta, Georgia 30909, telephone (706) 738-6990. The Code of Ethics is also incorporated by reference as an exhibit to this Annual Report on Form 10-K. The remaining information in response to this item is incorporated by reference to the Company’s definitive Proxy Statement for use in connection with the 2010 annual meeting of shareholders (which definitive Proxy Statement shall be filed with the commission not later than April 30, 2010).
Item 11. Executive Compensation
The remaining information in response to this item is incorporated by reference to the Company’s definitive Proxy Statement for use in connection with the 2010 annual meeting of shareholders (which definitive Proxy Statement shall be filed with the commission not later than April 30, 2010).
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table provides information regarding compensation plans under which equity securities of the Company are authorized for issuance. All data is presented as of December 31, 2009.

Equity Compensation Plan Table
	(a)	(b)	(c)
	Number of securities to be	Weighted average	Number of securities remaining available
	issued upon exercise of	exercise price of	for future issuance under equity
	outstanding options,	outstanding options,	compensation plans (excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
Equity compensation plans approved by security holders	275,063	$26.94	177,233
Equity compensation plans not approved by security holders	0	0	0

TOTAL	275,063	$26.94	177,233

Additional information in response to this item is incorporated by reference to the Company’s definitive Proxy Statement for use in connection with the 2010 annual meeting of shareholders (which definitive Proxy Statement shall be filed with the commission not later than April 30, 2010).
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information in response to this item is incorporated by reference to the Company’s definitive Proxy Statement for use in connection with the 2010 annual meeting of shareholders (which definitive Proxy Statement shall be filed with the commission not later than April 30, 2010).
Item 14. Principal Accountant Fees and Services
Information in response to this item is incorporated by reference to the Company’s definitive Proxy Statement for use in connection with the 2010 annual meeting of shareholders (which definitive Proxy Statement shall be filed with the Commission not later than April 30, 2010).

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1)	See Item 8 for a list of the financial statements as filed as a part of this report.

(2)	No financial statement schedules are applicable as the required information is included in the financial statements in Item 8.

(3)
The following exhibits are filed as part of this report. Documents incorporated by reference have been filed with the Securities and Exchange Commission. The Company’s Commission file number is: 0-24172. See “Item 1 — Description of Business – General” for additional information regarding the Company’s filings with the Commission.

Exhibit No. and Document

3.1	Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.)

3.2	Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.)

4.1
Indenture dated December 5, 2005 between the Company and U.S. Bank National Association (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 8, 2005.)

4.2	Indenture dated March 31, 2006 between the Company and La Salle Bank National Association (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 6, 2006.)

4.3	8% Subordinated Debenture due 2014 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 20, 2009.)

10.1
Key Officer Compensation Agreement dated January 1, 2000 between the Bank & R. Daniel Blanton (Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)*

10.2
First Amendment dated October 15, 2003 to Key Officer Compensation Agreement dated January 1, 2000 between the Bank and R. Daniel Blanton. (Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)*

10.3
Second Amendment dated December 31, 2008 to Key Officer Compensation Agreement dated January 1, 2000 between the Bank and R. Daniel Blanton (Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.)*

10.4
Key Officer Compensation Agreement dated January 1, 2000 between the Bank & Ronald L. Thigpen (Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)*

10.5
First Amendment dated October 15, 2003 to Key Officer Compensation Agreement dated January 1, 2000 between the Bank and Ronald L. Thigpen (Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)*

10.6
Second Amendment dated December 31, 2008 to Key Officer Compensation Agreement dated January 1, 2000 between the Bank and Ronald L. Thigpen (Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.)*

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

10.15
Salary Continuation Agreement dated October 1, 2000 between the Company, the Bank and R. Daniel Blanton. (Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.)*

10.16
First Amendment dated as of October 15, 2003 to Salary Continuation Agreement dated October 1, 2000 between the Company, the Bank and R. Daniel Blanton. (Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)*

10.17
Salary Continuation Agreement dated October 15, 2003 between the Company, the Bank and Ronald L. Thigpen. (Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.)*

10.18
Supplemental Executive Retirement Benefits Agreement dated December 31, 2008 between the Bank and R. Daniel Blanton (Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.)*

10.19
Supplemental Executive Retirement Benefits Agreement dated December 31, 2008 between the Bank and Ronald L. Thigpen (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.)*

10.20
Supplemental Executive Retirement Benefits Agreement dated December 31, 2008 between the Bank and Darrell R. Rains (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.)*

10.21	Employment Agreement dated April 30, 2007 between the Bank and Darrell R. Rains. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 4, 2007.)*

10.22
First Amendment dated December 31, 2008 to Employment Agreement dated April 30, 2007 between the Bank and Darrell R. Rains (Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.)*

10.23	Southeastern Bank Financial Corporation Director Stock Purchase Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 27, 2007.)

14.1	Code of Ethics (Incorporated by reference to Exhibit 14.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.)

21.1	Subsidiaries of the Company (Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.)

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification by the Chief Executive Officer (principal executive officer)

31.2	Certification by the Chief Financial Officer (principal financial officer)

32.1	Certification by the Chief Executive Officer and Chief Financial Officer

*	Denotes a management compensatory agreement or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
SOUTHEASTERN BANK FINANCIAL CORPORATION

By:	/s/ Robert W. Pollard, Jr.
Robert W. Pollard, Jr.
Chairman of the Board

February 25, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.
February 25, 2010
SIGNATURE TITLE

/s/ Robert W. Pollard, Jr. Robert W. Pollard, Jr.	Chairman of the Board and Director

/s/ Edward G. Meybohm Edward G. Meybohm	Vice Chairman of the Board and Director

/s/ R. Daniel Blanton R. Daniel Blanton	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Ronald L. Thigpen Ronald L. Thigpen	Executive Vice President, Chief Operating Officer and Director

/s/ Darrell R. Rains Darrell R. Rains	Group Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ William J. Badger William J. Badger	Director

/s/ Warren A. Daniel Warren A. Daniel	Director

/s/ Randolph R. Smith, M.D. Randolph R. Smith, M.D.	Director

/s/ John W. Trulock, Jr. John W. Trulock, Jr.	Director

/s/ Patrick D. Cunning Patrick D. Cunning	Director

/s/ Larry S. Prather, Sr. Larry S. Prather, Sr.	Director

/s/ W. Marshall Brown W. Marshall Brown	Director

EXHIBIT INDEX

(a) Exhibits		Page

3.1	Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.)

3.2	Bylaws of the Company (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.)

4.1
Indenture dated December 5, 2005 between the Company and U.S. Bank National Association (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 8, 2005.)

4.2	Indenture dated March 31, 2006 between the Company and La Salle Bank National Association (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 6, 2006.)

4.3	8% Subordinated Debenture due 2014 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 20, 2009.)

10.1
Key Officer Compensation Agreement dated January 1, 2000 between the Bank & R. Daniel Blanton (Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)*

10.2
First Amendment dated October 15, 2003 to Key Officer Compensation Agreement dated January 1, 2000 between the Bank and R. Daniel Blanton. (Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)*

10.3
Second Amendment dated December 31, 2008 to Key Officer Compensation Agreement dated January 1, 2000 between the Bank and R. Daniel Blanton (Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.)*

(a) Exhibits		Page

10.4
Key Officer Compensation Agreement dated January 1, 2000 between the Bank & Ronald L. Thigpen (Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)*

10.5
First Amendment dated October 15, 2003 to Key Officer Compensation Agreement dated January 1, 2000 between the Bank and Ronald L. Thigpen. (Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)*

10.6
Second Amendment dated December 31, 2008 to Key Officer Compensation Agreement dated January 1, 2000 between the Bank and Ronald L. Thigpen (Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.)*

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

10.10	2000 Long Term Incentive Plan (Incorporated by reference to Appendix A to the Company’s definitive Proxy Statement, filed on March 29, 2001.)*

(a) Exhibits		Page

10.11	Form of option agreement under 2000 Long Term Incentive Plan. (Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.)*

10.12	1997 Long-term Incentive Plan. (Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.)*

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

(a) Exhibits		Page

10.18
Supplemental Executive Retirement Benefits Agreement dated December 31, 2008 between the Bank and R. Daniel Blanton (Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.)*

10.19
Supplemental Executive Retirement Benefits Agreement dated December 31, 2008 between the Bank and Ronald L. Thigpen (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.)*

10.20
Supplemental Executive Retirement Benefits Agreement dated December 31, 2008 between the Bank and Darrell R. Rains (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.)*

10.21	Employment Agreement dated April 30, 2007 between the Bank and Darrell R. Rains. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 4, 2007.)*

10.22
First Amendment dated December 31, 2008 to Employment Agreement dated April 30, 2007 between the Bank and Darrell R. Rains (Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.)*

10.23	Southeastern Bank Financial Corporation Director Stock Purchase Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 27, 2007.)

14.1	Code of Ethics (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003)

21.1	Subsidiaries of the Company (Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.)

*	Denotes a management compensatory agreement or arrangement.