Form 10-Q
period 2010-03-31
Southeastern Bank Financial CORP
filed 2010-04-30
CIK 880116

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010.
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
6,673,925 shares of common stock, $3.00 par value per share, outstanding as of April 29, 2010.

SOUTHEASTERN BANK FINANCIAL CORPORATION
FORM 10-Q
INDEX

*	No information submitted under this caption

PART I
FINANCIAL INFORMATION

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	March 31,	December 31,
	2010	2009
	(Unaudited)

Assets
Cash and due from banks	$83,257	$123,661
Federal funds sold	7,300	7,300
Interest-bearing deposits in other banks	21,687	17,033

Cash and cash equivalents	112,244	147,994

Investment securities
Available-for-sale	376,353	306,216
Held-to-maturity, at cost (fair values of $312 and $492, respectively)	310	490

Loans held for sale	19,736	19,157

Loans	919,777	937,489
Less allowance for loan losses	23,138	22,338

Loans, net	896,639	915,151

Premises and equipment, net	31,049	31,702
Accrued interest receivable	5,480	6,091
Bank-owned life insurance	23,477	23,248
Restricted equity securities	6,338	6,338
Other real estate owned	5,865	7,974
Prepaid FDIC assessment	6,382	6,886
Deferred tax asset	9,966	11,160
Other assets	3,520	8,712

	$1,497,359	$1,491,119

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	March 31,	December 31,
	2010	2009
	(Unaudited)

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$115,490	$114,780
Interest-bearing:
NOW accounts	247,996	210,438
Savings	371,699	343,740
Money management accounts	35,311	44,781
Time deposits over $100	377,485	418,751
Other time deposits	142,916	148,044

	1,290,897	1,280,534

Securities sold under repurchase agreements	2,130	3,188
Advances from Federal Home Loan Bank	72,000	77,000
Other borrowed funds	700	600
Accrued interest payable and other liabilities	11,085	13,106
Subordinated debentures	22,947	22,947

Total liabilities	1,399,759	1,397,375

Stockholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; 0 shares outstanding in 2010 and 2009, respectively	—	—
Common stock, $3.00 par value; 10,000,000 shares authorized; 6,673,352 and 6,672,826 shares issued and outstanding in 2010 and 2009, respectively	20,020	20,018
Additional paid-in capital	62,424	62,360
Retained earnings	13,947	12,692
Accumulated other comprehensive income (loss), net	1,209	(1,326)

Total stockholders’ equity	97,600	93,744

	$1,497,359	$1,491,119

See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
(Dollars in thousands, except share data)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Interest income:
Loans, including fees	$13,343	$13,805
Investment securities	3,419	4,074
Federal funds sold	20	24
Interest-bearing deposits in other banks	72	4

Total interest income	16,854	17,907

Interest expense:
Deposits	5,367	6,801
Federal funds purchased and securities sold under repurchase agreements	11	111
Other borrowings	954	896

Total interest expense	6,332	7,808

Net interest income	10,522	10,099

Provision for loan losses	3,288	4,749

Net interest income after provision for loan losses	7,234	5,350

Noninterest income:
Service charges and fees on deposits	1,595	1,641
Gain on sales of loans	1,353	2,237
Gain on sale of fixed assets	27	26
Investment securities gains (losses), net	13	(164)
Retail investment income	335	209
Trust service fees	287	253
Increase in cash surrender value of bank-owned life insurance	229	180
Miscellaneous income	161	163

Total noninterest income	4,000	4,545

Noninterest expense:
Salaries and other personnel expense	5,494	5,658
Occupancy expenses	1,171	1,141
Other real estate (gains) losses	(85)	112
Other operating expenses	2,852	2,922

Total noninterest expense	9,432	9,833

Income before income taxes	1,802	62

Income tax expense	547	6

Net income	$1,255	$56

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
(Dollars in thousands, except share data)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Basic net income per share	$0.19	$0.01

Diluted net income per share	$0.19	$0.01

Weighted average common shares outstanding	6,673,334	5,987,948

Weighted average number of common and common equivalent shares outstanding	6,673,334	5,998,578

See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net income	$1,255	$56
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	687	671
Provision for loan losses	3,288	4,749
Net investment securities (gains) losses	(13)	164
Net amortization of premium (accretion of discount) on investment securities	280	(161)
Increase in CSV of bank-owned life insurance	(229)	(180)
Stock options compensation cost	60	47
Gain on disposal of premises and equipment	(27)	(26)
(Gain) loss on the sale of other real estate	(340)	112
Other real estate valuation allowance	255	—
Gain on sales of loans	(1,353)	(2,237)
Real estate loans originated for sale	(58,601)	(103,376)
Proceeds from sales of real estate loans	59,374	103,759
Decrease in accrued interest receivable	611	742
Decrease (increase) in other assets	5,306	(462)
Decrease in accrued interest payable and other liabilities	(2,021)	(877)

Net cash provided by operating activities	8,532	2,981

Cash flows from investing activities:
Proceeds from sales of available for sale securities	—	15,874
Proceeds from maturities of available for sale securities	26,551	44,161
Proceeds from maturities of held to maturity securities	180	—
Purchase of available for sale securities	(92,835)	(58,904)
Purchase of restricted equity securities	—	(352)
Net decrease in loans	12,994	3,078
Additions to premises and equipment	(37)	(188)
Proceeds from sale of other real estate	4,424	1,241
Proceeds from sale of premises and equipment	30	250

Net cash (used) provided by investing activities	(48,693)	5,160

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Cash flows from financing activities:
Net increase in deposits	10,363	87,131
Net decrease in federal funds purchased and securities sold under repurchase agreements	(1,057)	(13,789)
Payments of Federal Home Loan Bank advances	(5,000)	—
Proceeds from other borrowed funds	100	900
Purchase of treasury stock	—	(5)
Payment of cash dividends	—	(778)
Proceeds from Directors’ stock purchase plan	5	8

Net cash provided by financing activities	4,411	73,467

Net (decrease) increase in cash and cash equivalents	$(35,750)	$81,608

Cash and cash equivalents at beginning of period	147,994	37,768

Cash and cash equivalents at end of period	$112,244	$119,376

Supplemental disclosures of cash paid during the period for:
Interest	$6,570	$8,582

Income taxes	$21	$10

Supplemental information on noncash investing activities:
Loans transferred to other real estate	$2,230	$2,609

See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2010
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
The financial statements for the three months ended March 31, 2010 and 2009 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.
In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations and cash flows for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results of operations which the Company may achieve for the entire year.
Some items in the prior period financial statements were reclassified to conform to the current presentation.
Note 2 — Recent Accounting Pronouncements
In June 2009, the FASB amended previous guidance relating to transfers of financial assets and eliminates the concept of a qualifying special purpose entity. This guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This guidance must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. The disclosure provisions were also amended and apply to transfers that occurred both before and after the effective date of this guidance. The effect of adopting this new guidance was not material to the consolidated financial statements.

In June 2009, the FASB amended guidance for consolidation of variable interest entity guidance by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. Additional disclosures about an enterprise’s involvement in variable interest entities are also required. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Early adoption is prohibited. The effect of adopting this new guidance was not material to the consolidated financial statements.
Note 3 — Investment Securities
The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio at March 31, 2010 and December 31, 2009 and the corresponding amounts of unrealized gains and losses therein.

	March 31, 2010
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
	(Dollars in thousands)
Available for sale
Mortgage backed securities
U.S. GSE’s MBS — residential*	$67,152	2,565	(82)	69,635
U.S. GSE’s CMO	131,060	1,540	(551)	132,049
Other CMO	7,816	11	(268)	7,559

Total MBS	$206,028	4,116	(901)	209,243

Obligations of U.S.
Government agencies	$128,686	127	(748)	128,065
Obligations of states and political subdivisions	27,095	394	(356)	27,133
Corporate bonds	12,592	212	(897)	11,907
Equity securities	4	1	—	5

	$374,405	4,850	(2,902)	376,353

Held to maturity
Obligations of states and political subdivisions	$310	2	—	312

	$310	2	—	312

*	Government sponsored entities

	December 31, 2009
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
	(Dollars in thousands)
Available for sale
Mortgage backed securities
U.S. GSE’s MBS — residential	$86,463	2,245	(107)	88,601
U.S. GSE’s CMO	107,153	1,116	(1,427)	106,842
Other CMO	8,484	142	(399)	8,227

Total MBS	$202,100	3,503	(1,933)	203,670

Obligations of U.S. Government agencies	$67,290	43	(1,003)	66,330
Obligations of states and political subdivisions	26,402	299	(521)	26,180
Corporate bonds	12,591	35	(2,594)	10,032
Equity securities	4	—	—	4

	$308,387	3,880	(6,051)	306,216

Held to maturity
Obligations of states and political subdivisions	$490	2	—	492

	$490	2	—	492

The amortized cost and fair value of the investment securities portfolio excluding equity securities are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2010
	Amortized	Estimated
	cost	fair value
	(Dollars in thousands)
Available for sale:
One year or less	$1,055	1,060
After one year through five years	12,685	12,822
After five years through ten years	53,238	53,754
After ten years	307,423	308,712

	$374,401	376,348

Held to maturity:
After one year through five years	$310	312

	$310	312

The following tables summarize the investment securities with unrealized losses at March 31, 2010 and December 31, 2009, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position.

	March 31, 2010
	Less than 12 months		12 months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
	(Dollars in thousands)
Temporarily impaired
Mortgage backed securities
U.S. GSE’s MBS — residential	$4,429	1	570	81	4,999	82
U.S. GSE’s CMO	38,512	551	—	—	38,512	551
Other CMO	—	—	6,376	268	6,376	268

Total MBS	$42,941	552	6,946	349	49,887	901

Obligations of U.S. Government agencies	$85,027	709	1,582	39	86,609	748
Obligations of states and political subdivisions	5,771	107	4,507	249	10,278	356
Corporate bonds	1,100	150	6,541	747	7,641	897

	$134,839	1,518	19,576	1,384	154,415	2,902

	December 31, 2009
	Less than 12 months		12 months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
	(Dollars in thousands)
Temporarily impaired
Mortgage backed securities
U.S. GSE’s MBS — residential	$21,444	107	—	—	21,444	107
U.S. GSE’s CMO	61,373	1,408	665	19	62,038	1,427
Other CMO	552	98	4,243	285	4,795	383

Total MBS	$83,369	1,613	4,908	304	88,277	1,917

Obligations of U.S. Government agencies	$43,528	1,003	—	—	43,528	1,003
Obligations of states and political subdivisions	8,644	220	4,457	301	13,101	521
Corporate bonds	733	267	6,291	2,327	7,024	2,594

	$136,274	3,103	15,656	2,932	151,930	6,035

Other-than-temporarily impaired
Mortgage backed securities
Other CMO	$—	—	748	16	748	16

	$136,274	3,103	16,404	2,948	152,678	6,051

Proceeds from maturities, sales and calls of securities available for sale were $26,551 and $60,035 for the three months ended March 31, 2010 and 2009, respectively. Gross gains of $13 and $765 and gross losses of $0 and $929 were realized on these sales and calls during 2010 and 2009, respectively.

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
Assets and Liabilities Measured on a Recurring Basis
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as of March 31, 2010 and December 31, 2009.

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
		(Dollars in thousands)
Available-for-sale securities
Obligations of U.S. Government agencies	$128,065	31,675	96,390	—
Obligations of states and political subdivisions	27,133	1,010	26,123	—
Mortgage-backed securities
U.S. GSE’s MBS — residential	69,635	—	69,065	570
U.S. GSE’s CMO	132,049	21,911	110,138	—
Other CMO	7,559	—	4,158	3,401
Corporate bonds	11,907	—	—	11,907
Equity securities	5	5	—	—

Total available-for-sale securities	$376,353	54,601	305,874	15,878

Tax credits	415	—	—	415

Loans held for sale	19,736	—	19,736	—

Mortgage banking derivatives	28	—	28	—

Total	$396,532	54,601	325,638	16,293

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
		(Dollars in thousands)
Available-for-sale securities
Obligations of U.S. Government agencies	$66,330	21,663	44,667	—
Obligations of states and political subdivisions	26,180	—	26,180	—
Mortgage-backed securities
U.S. GSE’s MBS — residential	88,601	—	88,601	—
U.S. GSE’s CMO	106,842	10,510	96,332	—
Other CMO	8,227	—	3,894	4,333
Corporate bonds	10,032	—	—	10,032
Equity securities	4	4	—	—

Total available-for-sale securities	$306,216	32,177	259,674	14,365

Tax credits	435	—	—	435

Loans held for sale	19,157	—	19,157	—

Mortgage banking derivatives	182	—	182	—

Total	$325,990	32,177	279,013	14,800

The tables below present a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of March 31, 2010 and 2009.

	Fair Value Measurements Using Significant Unobservable Inputs
		(Level 3)
		Available-for-sale
	Tax credits	Securities	Total
		(Dollars in thousands)

Beginning balance, January 1, 2010	$435	14,365	14,800

Total gains or losses (realized/unrealized)
Included in earnings
Other-than-temporary impairment	—	—	—
Amortization of tax credit investment	(20)	—	(20)
Included in other comprehensive income	—	1,513	1,513
Transfers in and/or out of Level 3	—	—	—

Ending balance, March 31, 2010	$415	15,878	16,293

	Fair Value Measurements Using Significant Unobservable Inputs
		(Level 3)
		Available-for-sale
	Tax credits	Securities	Total
	(Dollars in thousands)

Beginning balance, January 1, 2009	$515	4,130	4,645

Total gains or losses (realized/unrealized)
Included in earnings
Other-than-temporary impairment	—	—	—
Amortization of tax credit investment	(21)	—	(21)
Included in other comprehensive income	—	1,007	1,007
Transfers in and/or out of Level 3	—	6,144	6,144

Ending balance, March 31, 2009	$494	11,281	11,775

Assets and Liabilities Measured on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2010 and December 31, 2009 are summarized below.

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired loans	$7,653	—	—	7,653
Other real estate owned	5,865	—	—	5,865

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired loans	$9,767	—	—	9,767
Other real estate owned	7,974	—	—	7,974
The following represents impairment charges recognized during the period:
Impaired loans, which are measured for impairment using the fair value of collateral for collateral dependent loans, had a carrying amount of $8,665, with a valuation allowance of $1,012, resulting in an additional provision for loan losses of $249 for the three months ended March 31, 2010. Impaired loans for which there is no specific allowance for credit losses had a carrying amount of $18,325 at March 31, 2010.

As of December 31, 2009, impaired loans had a carrying amount of $11,746, with a valuation allowance of $1,979, resulting in an additional provision for loan losses of $1,979. Impaired loans for which there is no specific allowance for credit losses had a carrying amount of $22,921 at December 31, 2009.
Other real estate owned, which is carried at lower of cost or fair value, was $5,865 which consisted of the outstanding balance of $6,120, less a valuation allowance of $255, resulting in a write down of $255 for the three months ended March 31, 2010.
As of December 31, 2009, other real estate owned was $7,974 which consisted of the outstanding balance of $8,562, less a valuation allowance of $588, resulting in a write down of $588 for the year ending 2009.
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
(a)	Cash and Cash Equivalents and Federal Funds Sold
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
(i)	Commitments
The difference between the carrying values and fair values of commitments to extend credit are not significant and are not disclosed.
The carrying amounts and estimated fair values of the Company’s financial instruments at March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010
	Carrying	Estimated
	amount	fair value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$112,244	112,244
Investment securities	376,663	376,665
Loans, net	916,375	921,691
Financial liabilities:
Deposits with stated maturities	520,401	523,996
Deposits without stated maturities	770,496	770,496
Securities sold under repurchase agreements	2,130	2,130
Other borrowed funds	700	700
Advances from FHLB	72,000	75,870
Subordinated debentures	22,947	14,838

	December 31, 2009
	Carrying	Estimated
	amount	fair value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$147,994	147,994
Investment securities	306,706	306,708
Loans, net	934,308	943,885
Financial liabilities:
Deposits with stated maturities	566,795	570,791
Deposits without stated maturities	713,739	713,739
Securities sold under repurchase agreements	3,188	3,188
Other borrowed funds	600	600
Advances from FHLB	77,000	80,670
Subordinated debentures	22,947	14,793
Note 5 — Comprehensive Income
Other comprehensive income for the Company consists of changes in net unrealized gains and losses on investment securities available for sale. Net income of $1,255 coupled with a $2,535 change in other comprehensive income for the quarter resulted in total comprehensive income of $3,790 for the three months ended March 31, 2010 compared to total comprehensive income of $1,007 for the three months ended March 31, 2009.
Note 6 — Dividends Declared
The Company suspended the payment of quarterly cash dividends on the company’s common stock effective April 22, 2009. The Company considered the action prudent in order to maintain its capital position in the current state of the economy. The Company plans to reinstate the dividend payment at an appropriate time once economic conditions improve and stabilize.

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
The Company’s primary market includes Richmond and Columbia Counties in Georgia and Aiken County in South Carolina, all part of the Augusta-Richmond County, GA-SC metropolitan statistical area (MSA). The 2009 population of the Augusta-Richmond County, GA-SA MSA was 539,154, the second largest in Georgia and fourth largest in South Carolina. The Augusta market area has a diversified economy based principally on government, public utilities, health care, manufacturing, construction, and wholesale and retail trade. Augusta is one of the leading medical centers in the Southeast. The Company entered the Athens, GA market in December 2005. The 2009 population for the Athens-Clarke County, GA MSA was 192,222, ranked fifth in the state of Georgia. The Athens market area has a diversified economy based primarily on government, retail services, tourism, manufacturing, other services, and health care, with the largest share of government jobs in the state.
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

The Company’s primary source of income is from its lending activities followed by interest income from its investment activities, service charges and fees on deposits, and gain on sales of mortgage loans in the secondary market. Interest income on loans decreased during the first three months of 2010 as compared to the first three months of 2009 due primarily to decreased loan volume offset in part by higher yields. Interest income on investment securities decreased primarily due to decreased yields somewhat offset by a larger portfolio. Service charges and fees on deposits decreased as a result of decreases in NSF income on retail checking accounts due primarily to decreased economic activity and was partially offset by increases in ATM/Debit card income. Decreased mortgage refinancing activity resulted in an decrease in gain on sales of loans for the first three months of 2010 as compared to the same period in 2009. Investment securities gains were realized in 2010 versus net losses realized in the 2009 period, which contained a $908 impairment charge related to investments in the common stock and trust preferred securities of Silverton Financial Services, Inc., parent holding company of Silverton Bank, N.A.
Table 1 — Selected Financial Data

	March 31,	December 31,	March 31,
	2010	2009	2009
	(Dollars in thousands)

Assets	$1,497,359	$1,491,119	$1,484,682
Loans	919,777	937,489	997,647
Deposits	1,290,897	1,280,534	1,226,683

Annualized return on average total assets	0.34%	(0.54%)	0.02%
Annualized return on average equity	5.31%	(7.92%)	0.24%
The Company continues to maintain a defensive posture as the economy appears to be moving out of recessionary conditions. Since the first quarter of 2009, we have kept total assets relatively flat, as compared to our high historical growth levels. The operational focuses in 2009 of capital preservation, strong liquidity and risk mitigation with rising non-performing assets, has ultimately driven the financial results achieved in the first quarter of 2010, where we returned to profitability. Of particular note has been our increase in deposits over the course of the past 12 months, whereas we increased deposits by approximately $64 million since March 31, 2009, creating a larger base of core deposits with less reliance on more volatile funding sources. Despite our efforts and achievements, we continue to operate in a challenging economic environment and expect to continue to realize high levels of FDIC insurance premiums, and until non-performing assets are ultimately reduced to normalized levels, we will be impacted by the lack of income from these assets and the costs to carry them.

Annualized return on average total assets and annualized return on average equity have improved recently as compared to declines the Company experienced in 2009. The increased returns were due primarily to decreased levels of non-performing assets which have resulted in lower loan loss provisions in the first quarter of 2010. Net income for the three months ended March 31, 2010 was $1.3 million compared to $56 thousand for the same period in 2009. The effects of the economic downturn continue to negatively affect financial results primarily through a continued elevated level of provision for loan losses. The Company suspended the payment of dividends indefinitely effective April 22, 2009 to conserve capital.
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

Critical Accounting Estimates
The accounting and financial reporting policies of the Company and its subsidiaries conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Of these policies, management has identified the allowance for loan losses, determining the fair values of financial instruments including other real estate owned, investment securities, and other-than-temporary impairment as critical accounting estimates that requires difficult, subjective judgment and are important to the presentation of the financial condition and results of operations of the Company.
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

Fair Value of Financial Instruments
A significant portion of the Company’s assets are financial instruments carried at fair value. This includes securities available for sale, loans held for sale, certain impaired loans, tax credits and other real estate owned. At March 31, 2010 and December 31, 2009 the percentage of total assets measured at fair value was 27.38% and 23.04% respectively. The majority of assets carried at fair value are based on either quoted market prices or market prices for similar instruments. At March 31, 2010, 7.27% of assets measured at fair value were based on significant unobservable inputs. This represents approximately 1.99% of the Company’s total assets. See Note 4 “Fair Value Measurements” in the “Notes to Consolidated Financial Statements” herein for additional disclosures regarding the fair value of financial instruments.
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
Investment Securities
The fair values for available-for-sale securities are generally based upon quoted market prices or observable market prices for similar instruments. These values take into account recent market activity as well as other market observable data such as interest rate, spread and prepayment information. When market observable data is not available, which generally occurs due to the lack of liquidity for certain securities, the valuation of the security is subjective and may involve substantial judgment. The Company conducts periodic reviews to identify and evaluate each available-for-sale security that has an unrealized loss for other-than-temporary impairment. An unrealized loss exists when the fair value of an individual security is less than its amortized cost basis. The primary factors the Company considers in determining whether an impairment is other-than-temporary are the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and whether the Company intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis. As of March 31, 2010, the Company had approximately $15,878 of available-for-sale securities, which is approximately 1.06% of total assets, valued using unobservable inputs (Level 3). These securities were primarily non-agency mortgage-backed securities and subordinated debentures issued by financial institutions.

Results of Operations
The Company’s net income for the first quarter of 2010 was $1,255 which was an increase of $1,199 compared to net income of $56 for the first quarter of 2009. Diluted net income per share for the three months ended March 31, 2010 was $0.19 compared to $0.01 for the three months ended March 31, 2009. The increase in net income for the three months ended March 31, 2010 as compared with the three months ended March 31, 2009, was primarily a result of a $1,461 decrease in the provision for loan losses due to decreased levels of nonperforming assets, a $401 decrease in total operating expenses somewhat offset by an $884 decrease in gains on sales of mortgage loans. Interest income on loans decreased due to a lower volume of loans somewhat offset by increased yields. Interest income on investment securities decreased due to lower yields offset in part by increased volumes. Interest expense on deposits decreased as a result of lower interest rates offset in part by higher volumes of interest bearing liabilities.
Factors contributing to the decrease in noninterest income for the three months ended March 31, 2010, were primarily decreases in gain on sales of loans and to a lesser degree in decreased service charges and fees on deposits. These decreases were partially offset by an increase in net investment securities gains, retail investment income, cash surrender value of life insurance and trust service fees.
Gain on sales of loans decreased substantially as mortgage production slowed during the quarter. While mortgage rates remain at historically low levels which are normally favorable to refinance activity, the lower production levels have resulted from the overall weakening of the economy and the decrease in borrower capacity to refinance, based on tightening of credit standards from our third party investors to whom we sell, as well as overall lower values of properties securing such refinanced loans. For the quarter gain on sales of loans decreased from $2,237 to $1,353 or 39.5%.
Service charges and fees on deposits for the quarter were $1,595, a decrease of $46 or 2.8%. The decrease was primarily due to decreases in consumer NSF fees. The decline in NSF income was primarily due to reduced consumer activity which the Company attributes to the national recessionary conditions and overall economic environment.
Net investment securities gains for the quarter were $13 as opposed to net securities losses of $164 in 2009. The net securities losses in the first quarter of 2009 included an other than temporary impairment charge of $908 related to investments in the common stock and trust preferred securities of Silverton Financial Services, Inc., parent holding company of Silverton Bank, N.A., which failed in 2009.
Noninterest expense totaled $9,432 for the three months ended March 31, 2010, a decrease of $401 or 4.1% compared to the same period ended March 31, 2009. The decrease was primarily due to decreased commissions paid on mortgage production of approximately $218 and a gain on sale of real estate owned of $85 (net of valuation allowance) in 2010 versus a loss on sale of other real estate of $197 in 2009.

Table 2 — Selected Balance Sheet Data

	March 31,	December 31,	Variance
	2010	2009	Amount	%
	(Dollars in thousands)

Cash, due from banks and interest-bearing deposits	$104,944	$140,694	($35,750)	(25.4%)
Federal funds sold	7,300	7,300	0	0.0%
Investment securities	376,663	306,706	69,957	22.8%
Loans	919,777	937,489	(17,712)	(1.9%)
Other real estate owned	5,865	7,974	(2,109)	(26.4%)
Assets	1,497,359	1,491,119	6,240	0.4%
Deposits	1,290,897	1,280,534	10,363	0.8%
Securities sold under repurchase agreements	2,130	3,188	(1,058)	(33.2%)
Advances from Federal Home Loan Bank	72,000	77,000	(5,000)	(6.5%)
Liabilities	1,399,759	1,397,375	2,384	0.2%
Stockholders’ equity	97,600	93,744	3,856	4.1%
Table 2 highlights significant changes in the balance sheet at March 31, 2010 as compared to December 31, 2009. Total assets only increased $6,240 and the balance sheet changes primarily reflect a moderate deployment of liquidity to investments. Cash, due from banks and interest-bearing deposits in other banks decreased $35,750 or 25.4% from $140,694 at December 31, 2009 to $104,944 at March 31, 2010, $72,347 of which was held at the Federal Reserve Bank. The Company has maintained an increased level of liquid funds in light of current economic conditions and volatility in the banking industry but elected in the first quarter to invest a portion of the funds into the investment portfolio. Loan demand was weak during the quarter and resulted in a decrease in gross loans of $17,712 or 1.9%. The decreased demand caused normal principal repayments to exceed the originations of new loans during the quarter. Investment securities increased $69,957 or 22.8% during the quarter primarily for the purpose of deploying liquid assets to achieve an overall higher yield on interest earning assets. Proceeds from sales and maturities and other purchases were partially reinvested in instruments that required a lower level of regulatory capital and that have lower levels of interest rate risk. The increase in the investment portfolio was funded by an increase in deposits of $10,363, the decrease in loans of $17,712 and the decrease in cash and due from banks of $35,750 somewhat offset by decreases in advances from Federal Home Loan Bank of $5,000 and securities sold under repurchase agreements of $1,058.
The net increase in deposits of $10,363 was achieved despite the repayment of approximately $37,290 in brokered deposits, and also included reduced retail time deposits of $9,104. These decreases were more than offset by approximately $24,000 in new checking account balances from a promotion started in the first quarter as well as increases in retail savings accounts of $27,960 and public funds of $17,684.

The annualized return on average assets for the Company was 0.34% for the three months ended March 31, 2010, compared to 0.02% for the same period last year.
The annualized return on average stockholders’ equity was 5.31% for the three months ended March 31, 2010, compared to 0.24% for the same period last year. The increase is primarily attributable to the increase in net income.
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
Table 3 — Average Balances, Income and Expenses, Yields and Rates

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
		Annualized			Annualized
		Average	Amount		Average	Amount
	Average	Yield or	Paid or	Average	Yield or	Paid or
	Amount	Rate	Earned	Amount	Rate	Earned
	(Dollars in thousands)
Interest-earning assets:
Loans	$940,030	5.70%	$13,343	$1,000,570	5.54%	$13,805
Investment securities
Taxable	311,253	4.10%	3,187	277,038	5.59%	3,871
Tax-exempt	21,529	4.31%	232	18,381	4.42%	203
Federal funds sold	7,300	1.11%	20	55,401	0.18%	24
Interest-bearing deposits in other banks	85,446	0.34%	72	6,029	0.27%	4

Total interest-earning assets	$1,365,558	4.95%	$16,854	$1,357,419	5.29%	$17,907

Interest-bearing liabilities:
Deposits	$1,168,891	1.86%	$5,367	$1,077,012	2.56%	$6,801
Federal funds purchased / securities sold under repurchase agreements	3,058	1.47%	11	55,476	0.81%	111
Other borrowings	100,307	3.86%	954	104,547	3.48%	896

Total interest-bearing liabilities	$1,272,256	2.02%	$6,332	$1,237,035	2.56%	$7,808

Net interest margin/income:		3.07%	$10,522		2.96%	$10,099

Net interest income increased $423 (4.2%) during the three month period as compared to the same period in 2009. Loan interest income decreased $462 in the three month period primarily as a result of decreased volume offset in part by slightly higher yields. Deposit interest expense decreased $1,434 (21.1%) in the three month period primarily as a result of declining costs on repricing deposits offset in part by the continued growth of account balances. Annualized loan yields for the quarter increased from 5.54% to 5.70% and were impacted by decreases in levels of nonaccrual loans. Nonaccrual loans resulted in the reversal of $338 in interest income compared to $661 in the 2009 quarter which improved the comparative average loan yields by approximately 3 basis points. Due to the low interest rate environment, the quarterly annualized average rate of interest bearing liabilities decreased from 2.56% to 2.02% at March 31, 2010 compared to March 31, 2009.
The Company’s net interest margin for the three months ended March 31, 2010 was 3.07% as compared to 2.96% for the three months ended March 31, 2009. This increase in the net interest margin for the three month period was primarily impacted by decreased levels of nonaccrual loans coupled with an increase in the volume of the investment portfolio.
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
Table 4 — Rate/Volume Analysis

	Three Months Ended
	March 31, 2010 compared to March 31, 2009
	Increase (Decrease) due to
	Volume	Rate	Combined	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	(835)	397	(24)	(462)
Investment securities
Taxable	478	(1,034)	(128)	(684)
Tax-exempt	35	(5)	(1)	29
Federal funds sold	(21)	128	(111)	(4)
Interest-bearing deposits in other banks	53	1	14	68

Total interest-earning assets	(290)	(513)	(250)	(1,053)

Interest-bearing liabilities:
Deposits	580	(1,856)	(158)	(1,434)
Federal funds purchased / securities sold under repurchase agreements	(105)	89	(84)	(100)
Other borrowings	(36)	98	(4)	58

Total interest-bearing liabilities	439	(1,669)	(246)	(1,476)

Net change in net interest income				$423

Provision for Loan Losses
The provision for loan losses is the charge to operating earnings necessary to maintain the allowance for loan losses at a level which, in management’s estimate, is adequate to cover the estimated amount of incurred losses in the loan portfolio. The provision for loan losses totaled $3,288 for the three months ended March 31, 2010 compared to $4,749 for the three months ended March 31, 2009. See “Allowance for Loan Losses” for further analysis of the provision for loan losses.
Noninterest Income
Table 5 — Noninterest Income

	Three Months Ended
	March 31,		Variance
	2010	2009	Amount	%
	(Dollars in thousands)

Service charges and fees on deposits	$1,595	$1,641	$(46)	(2.8%)
Gain on sales of loans	1,353	2,237	(884)	(39.5%)
Gain on sale of fixed assets	27	26	1	100.0%
Investment securities gains (losses), net	13	(164)	177	(107.9%)
Retail investment income	335	209	126	60.3%
Trust services fees	287	253	34	13.4%
Increase in cash surrender value of bank-owned life insurance	229	180	49	27.2%
Miscellaneous income	161	163	(2)	(1.2%)

Total noninterest income	$4,000	$4,545	$(545)	(12.0%)

Noninterest income decreased $545 (12.0%) during the three month period as compared to the same period in 2009. The most significant changes for the three month period were decreases in gain on sales of loans and service charges on deposits somewhat offset by increases in investment securities gains, retail investment income, cash surrender value of life insurance and trust services fees. The decreased gain on sales of loans was due to a significant decrease in refinancing volume. Net investment securities gains increased during the three month period as compared to the same period in 2009 due primarily to an other than temporary impairment charge of $908 related to investments in the common stock and trust preferred securities of Silverton Financial Services, Inc., parent holding company of Silverton Bank, N.A. in the first quarter of 2009.

Noninterest Expense
Table 6 — Noninterest Expense

	Three Months Ended
	March 31,		Variance
	2010	2009	Amount	%
	(Dollars in thousands)

Salaries and other personnel expense	$5,494	$5,658	$(164)	(2.9%)
Occupancy expenses	1,171	1,141	30	2.6%
Marketing & business development	293	347	(54)	(15.6%)
Processing expense	366	492	(126)	(25.6%)
Legal and professional fees	432	360	72	20.0%
Data processing expense	345	304	41	13.5%
FDIC insurance	541	482	59	12.2%
(Gain) loss on sale of other real estate	(340)	112	(452)	(403.6%)
Other real estate valuation allowance	255	—	255	N/A
Other operating expenses	875	937	(62)	(6.6%)

Total noninterest expense	$9,432	$9,833	$(401)	(4.1%)

Salaries and other personnel expenses:
Salaries and other personnel expense decreased $164 (2.9%) during the three month period as compared to the same period in 2009. This decrease was primarily due to reduced commission expense related to the level of mortgage originations. In addition, office and salary costs declined due to reduced full time equivalent employees and the Company’s decision to suspend merit increases for officers and limit staff increases to 2.0%. These decreases were partially offset by increased group health insurance costs and other benefits.
Occupancy expenses:
Increases in occupancy expenses during the three month period were primarily due to increased depreciation expense as a result of the purchase of an upgraded mainframe computer and related software and increased property tax accruals.
Other operating expenses:
(Gain) loss on sale of other real estate decreased $452 and resulted from a gain in the 2010 quarter compared to a loss in 2009. Partially offsetting the gain in 2010 was a valuation allowance on other real estate of $255 during the quarter.

FDIC insurance expense increased $59 or 12.2% due to higher balances and rates. Legal and professional fees increased $72 or 20.0% primarily due to increased legal fees associated with problem asset workouts. Data processing expenses increased $41 or 13.5% due to increased software maintenance costs. Processing expense decreased $126 (25.6%) due to reductions in direct mail programs and other operating expenses decreased $62 (6.6%) for the three month period as compared to the same period in 2009.
Income Taxes
The Company recognized income tax expense of $547 for the three months ended March 31, 2010 as compared to income tax expense of $6 for the same period in 2009. The significant increase in pretax income coupled with a lower proportion of nontaxable interest income resulted in an increase in income tax expense and the effective income tax rate for the three month period. The effective income tax rate in the 2010 period was 30.35%
At March 31, 2010, the Company maintains net deferred tax assets of $9,966. In assessing the realizability of deferred tax assets and the need for a valuation allowance, management has considered primarily existing carryback potential of approximately $12,000. Furthermore, although the Company did incur a loss in 2009, management has considered the severity of that loss and weighed the prospects for returning to sustained profitability in future periods in determining a need for a valuation allowance. Based on management’s assessment, no valuation allowance was deemed necessary March 31, 2010.
The Company was able to carryback the net operating loss (NOL) sustained in 2009. This carryback generated a tax refund of $2,755 that was received in the first quarter of 2010.

Loans
The following table presents the composition of the Company’s loan portfolio as of March 31, 2010 and December 31, 2009.
Table 7 — Loan Portfolio Composition

	March 31, 2010		December 31, 2009
	Amount	%	Amount	%
	(Dollars in thousands)
Commercial financial and agricultural	$108,798	11.83%	$102,160	10.90%

Real estate
Commercial	328,740	35.74%	322,864	34.44%
Residential	221,608	24.09%	219,217	23.38%
Acquisition, development and construction	238,961	25.98%	270,062	28.81%

Total real estate	789,309	85.81%	812,143	86.63%

Consumer
Direct	19,231	2.09%	20,507	2.19%
Indirect	1,609	0.18%	1,898	0.20%
Revolving	847	0.09%	836	0.09%

Total consumer	21,687	2.36%	23,241	2.48%

Deferred loan origination fees	(17)	(0.00%)	(55)	(0.01%)

Total	$919,777	100.00%	$937,489	100.00%

At March 31, 2010, the loan portfolio is comprised of 85.81% real estate loans. Commercial, financial and agricultural loans comprise 11.83%, and consumer loans comprise 2.36% of the portfolio.
Commercial real estate comprises 35.74% of the loan portfolio and consist of both non-owner occupied and owner occupied properties where the operations of the commercial entity provide the necessary cash flow to service the debt. For this portion of real estate loan portfolio, repayment is not dependent upon the sale of the real estate held as collateral. Construction and development loans comprise 25.98% of the real estate loan portfolio and the Company has recognized significant losses in this portfolio. The Company carefully monitors the loans in this category since the repayment of these loans is generally dependent upon the sale of the real estate in the normal course of business and can be impacted by national and local economic conditions. New construction and absorption of existing real estate inventory in the Company’s primary market area of the Augusta-Richmond County, GA-SC MSA have slowed and prices have declined but less than the national rate. Conditions on certain loans the Company has made in markets outside the Company’s primary market area are outlined in Table 10. The residential category, 24.09% of the portfolio, represents those loans that the Company chooses to maintain in its portfolio rather than selling into the secondary market for marketing and competitive reasons and commercial loans secured by residential real estate.
The Company has no large loan concentrations to individual borrowers. Unsecured loans at March 31, 2010 were $19.4 million.

Interest reserves are established for certain ADC (acquisition development and construction) loans based on the feasibility of the project, the timeframe for completion, the creditworthiness of the borrower and guarantors, and collateral. An interest reserve allows the borrower’s interest cost to be capitalized and added to the loan balance. As a matter of practice the Company does not generally establish loan funded interest reserves on ADC loans; however, the Company’s loan portfolio includes six loans with interest reserves at March 31, 2010. The following tables detail the loans and accompanying interest reserves as of March 31, 2010 and December 31, 2009.

	March 31, 2010
		Reserves
	Balance	Original	Advanced	Remaining
	(Dollars in thousands)

Loan 1	$4,247	179	179	—
Loan 2	10,104	300	182	118
Loan 3	2,564	255	255	—
Loan 4	455	30	30	—
Loan 5	164	10	10	—
Loan 6	1,133	81	81	—

	December 31, 2009
		Reserves
	Balance	Original	Advanced	Remaining
	(Dollars in thousands)

Loan 1	$4,278	179	179	—
Loan 2	9,666	300	77	223
Loan 3	2,598	255	255	—
Loan 4	455	30	30	—
Loan 5	166	10	10	—
Loan 6	1,133	81	81	—
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
When a loan officer originates a new loan, he or she documents the credit file with an offering sheet summary, supplemental underwriting analyses, relevant financial information and collateral evaluations. All of this information is used in the determination of the initial loan risk rating. Then, the Company’s Credit Administration department undertakes an independent credit review of that relationship in order to validate the lending officer’s rating. Lending relationships with total related exposure of $500 or greater are also placed into a tracking database and reviewed by Credit Administration personnel on an annual basis in conjunction with the receipt of updated borrower and guarantor financial information. The individual loan reviews analyze such items as: loan type; nature, type and estimated value of collateral; borrower and/or guarantor estimated financial strength; most recently available financial information; related loans and total borrower exposure; and current/anticipated performance of the loan. The results of such reviews are presented to Executive Management.
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
Nonperforming Assets
Non-performing assets include nonaccrual loans, loans past due 90 days or more, restructured loans and other real estate owned. Table 8 shows the current and prior period amounts of non-performing assets. Non-performing assets were $37,730 at March 31, 2010, compared to $40,231 at December 31, 2009 and $52,870 at March 31, 2009. Significant changes from December 2009 to March 2010 include a $2,109 decrease in other real estate owned and a $392 decrease in nonaccrual loans.
At March 31, 2010, December 31, 2009 and March 31, 2009 there were no loans past due 90 days or more and still accruing.

Restructured loans are loans on which the original terms have been modified in favor of the borrower or either principal or interest has been forgiven due to deterioration in the borrower’s financial condition. There were no restructured loans at March 31, 2010 and 2009. Restructured loans totaled $1,656 at December 31, 2009. These restructured loans were on nonaccrual status at year end and are included under nonaccrual loans in the table below.
Table 8 — Non-Performing Assets

	March 31, 2010	December 31, 2009	March 31, 2009
	(Dollars in thousands)
Nonaccrual loans:
Commercial financial and agricultural	$782	$616	$192
Real Estate:
Commercial	9,314	2,932	4,894
Residential	4,120	4,623	5,545
Acquisition, development and construction	17,113	23,755	34,882
Consumer:
Direct	536	331	367
Revolving	—	—	—

Total Nonaccrual loans	31,865	32,257	45,880

Restructured loans (1)	—	—	—
Other real estate owned	5,865	7,974	6,990

Total Non-performing assets	$37,730	$40,231	$52,870

Loans past due 90 days or more and still accruing interest	$—	$—	$—

Non-performing assets to total assets	2.52%	2.70%	3.56%

Non-performing assets to total loans and OREO	4.08%	4.26%	5.37%

Allowance for loan loss to total non-performing loans	72.61%	69.25%	33.10%

(1)	Restructured loans on nonaccrual status at period end are included under nonaccrual loans in the table.
The ratio of non-performing assets to total loans and other real estate was 4.08% at March 31, 2010 compared to 4.26% at December 31, 2009 and 5.37% at March 31, 2009. The ratio of allowance for loan losses to total non-performing loans was 72.61% at March 31, 2010 compared to 69.25% at December 31, 2009 and 33.10% at March 31, 2009. The resolution of non-performing assets continues to be a priority of management.

The table below presents a roll forward of other real estate owned for the three month period ended March 31, 2010 and 2009, respectively.
Table 9 — Other Real Estate Owned

	2010	2009
	(Dollars in thousands)

Beginning balance, January 1	$7,974	5,734
Additions	2,230	2,609
Valuation allowance	(255)	—
Sales	(4,424)	(1,241)
Gain (loss) on sale of OREO	340	(112)

Ending balance, March 31	$5,865	6,990

The following table provides details of other real estate owned as of March 31, 2010 and 2009, respectively.

	2010	2009
	(Dollars in thousands)

Other Real Estate:
Single family developed lots	$1,651	$2,181
Single family undeveloped land	—	2,649
1-4 Family residential	284	960
Commercial real estate	1,299	1,200
Condominums	2,886	—

	6,120	6,990
Valuation allowance	(255)	—

	$5,865	$6,990

The decrease in other real estate owned is primarily due to an aggressive liquidation the Company began in the fourth quarter of 2009 in response to plummeting real estate values in metro Atlanta, Athens and Savannah, Georgia. In the first quarter of 2010 proceeds of $3,650 generated from the sale of a 71 acre tract of commercial land and a $255 increase to the valuation allowance based on recent appraisals also contributed to the decline in other real estate. The net decrease in nonaccrual loans reflects increased levels of such loans which were more than offset by foreclosures. A significant portion of the increases were in ADC loans. The following table provides further information regarding the Company’s nonaccrual loans.

			Nonaccrual					Appraisal	Appraised
	Balance	Originated	Date	Trigger	Collateral	Allowance	Method	Date	Value
	(Dollars in thousands)

Commercial Real Estate	$1,625	04/08/08	03/30/10	delinquency	land	—	collateral value	02/08	$4,547
ADC Loan — CSRA	1,495	12/16/05-02/19/10	11/09-2/10	delinquency	lots & land	—	collateral value	03/10	1,761
1-4 Family Residential	561	10/22/07-09/04/08	11/30/09	delinquency	houses & lots	—	collateral value	03/10	1,173
ADC Loan — Georgia Loan Participation	979	12/06/06	09/17/08	delinquency	lots	—	collateral value	12/09	2,000
ADC Loan — Georgia Loan Participation	921	04/13/06	09/17/08	delinquency	lots	—	collateral value	03/09	1,330
ADC Loan — CSRA	1,084	08/17/07-05/02/08	12/30/09	delinquency	lots	—	collateral value	12/09	1,220
ADC Loan — CSRA	3,425	08/25/06	08/17/09	delinquency	lots	—	collateral value	09/09	6,333
Commercial Real Estate	3,919	12/19/08	01/15/10	delinquency	golf course	—	collateral value	03/10	8,100
ADC Loan — CSRA	3,468	01/02/07-03/01/10	1/10-3/10	delinquency	homes, lots & land	800	collateral value	03/10	2,002
ADC Loan — Athens, Georgia	2,570	08/18/06-01/10/07	01/28/09	delinquency	land & townhomes	—	collateral value	02/09	3,526

	$20,047

Other, net	11,818

Nonaccrual loans at March 31, 2010	$31,865

Allowance for Loan Losses
The allowance for loan losses represents an allocation for the estimated amount of probable incurred losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with particular emphasis on impaired, non-accruing, past due, and other loans that management believes require special attention. The determination of the allowance for loan losses is considered a critical accounting estimate of the Company. See “Critical Accounting Estimates.”
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
Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management’s analysis of risk in the loan portfolio. Loans determined to be uncollectible are charged to the allowance for loan losses and subsequent recoveries are added to the allowance. A provision for losses in the amount of $3,288 was charged to expense for the quarter ended March 31, 2010 compared to $4,749 for the 2009 quarter.

Significant portions of the overall level of losses are in the Atlanta, Savannah and Athens markets. The following table provides selected asset quality information related to the acquisition development and construction loan portfolio as of March 31, 2010 and December 31, 2009.
Table 10 — Acquisition Development and Construction Loans

	March 31,	December 31,
	2010	2009
	(Dollars in thousands)

CSRA — primary market area
Period-end loans	178,681	195,394
Impaired loans	9,312	11,278
Classified/watch rated loans	24,300	27,237
Charge-offs % (annualized)	0.79%	0.44%
Specific reserve allowance / Impaired loans	9.00%	10.29%
General reserve allowance / Loans not impaired %	2.54%	2.10%
Allowance / Charge-offs	3.64	6.94

Savannah, Georgia
Period-end loans	16,047	19,666
Impaired loans	505	1,300
Classified/watch rated loans	4,086	4,064
Charge-offs % (annualized)	5.06%	11.21%
Specific reserve allowance / Impaired loans	0.00%	8.62%
General reserve allowance / Loans not impaired %	3.49%	3.42%
Allowance / Charge-offs	0.67	0.34

Athens, Georgia
Period-end loans	14,571	20,031
Impaired loans	4,296	8,457
Classified/watch rated loans	1,691	2,742
Charge-offs % (annualized)	0.19%	47.59%
Specific reserve allowance / Impaired loans	0.00%	0.00%
General reserve allowance / Loans not impaired %	10.36%	10.68%
Allowance / Charge-offs	38.04	0.13

ADC Participations — Georgia
Period-end loans	8,400	9,893
Impaired loans	1,900	3,393
Classified/watch rated loans	6,500	6,500
Charge-offs % (annualized)	52.33%	47.41%
Specific reserve allowance / Impaired loans	0.00%	20.81%
General reserve allowance / Loans not impaired %	9.51%	9.50%
Allowance / Charge-offs	0.14	0.28

ADC Participations — Florida
Period-end loans	3,633	4,034
Impaired loans	633	1,034
Classified/watch rated loans	3,000	—
Charge-offs % (annualized)	21.47%	10.26%
Specific reserve allowance / Impaired loans	0.00%	0.00%
General reserve allowance / Loans not impaired %	11.00%	10.00%
Allowance / Charge-offs	0.42	0.72

The increase in the allowance for loan losses as of March 31, 2010 as compared to March 31, 2009 is primarily due to increases in the allowance applicable to specific loans and increases to the allowance due to higher levels of classified and watch-rated debt as well as management’s assessment of current economic environment. Also impacting the allowance were charge-offs of $3,023 of which $2,214, or 73.2%, were related to ADC loans. Of the ADC charge-offs $1,294, or 58.4%, are related to collateral dependent ADC loan participations, $7 or 0.3% are related to ADC loans in the Athens, Georgia market and $203 or 9.2% are related to ADC loans in the Savannah, Georgia market. The provision for loan losses exceeded charge-offs during the quarter which contributed to an increase in the ratio of allowance for loan losses to total loans as noted in the table below.
Table 11 — Allowance for Loan Losses

	March 31,
	2010	2009
	(Dollars in thousands)

Total loans outstanding at end of period, net of unearned income	$919,777	$976,838

Average loans outstanding, net of unearned income	$920,584	$980,688

Balance of allowance for loan losses at beginning of year	$22,338	$14,742

Charge-offs:
Commercial, financial and agricultural	126	204
Real estate — commercial	66
Real estate — acquisition, development and construction	2,214	3,806
Real estate — residential mortgage	423	249
Consumer	194	207

Total charge-offs	3,023	4,466

Recoveries of previous loan losses:
Commercial, financial and agricultural	72	89
Real estate — commercial	5
Real estate — acquisition, development and construction	356	1
Real estate — residential mortgage	31	1
Consumer	71	70

Total recoveries	535	161

Net loan losses	2,488	4,305
Provision for loan losses	3,288	4,749

Balance of allowance for loan losses at end of period	$23,138	$15,186

Allowance for loan losses to period end loans	2.52%	1.55%
Annualized net charge-offs to average loans	1.10%	1.78%

At March 31, 2010 the ratio of allowance for loan losses to total loans was 2.52% compared to 2.38% at December 31, 2009 and 1.55% at March 31, 2009. Management considers the current allowance for loan losses appropriate based upon its analysis of risk in the portfolio, although there can be no assurance that the assumptions underlying such analysis will continue to be correct.
Liquidity and Capital Resources
The Company has maintained adequate liquidity to meet operating and loan funding requirements despite the lack of such demand due to current market conditions. The loan to deposit ratio at March 31, 2010 was 71.25% compared to 73.21% at December 31, 2009 and 79.63% at March 31, 2009. The decrease in the loan to deposit ratio from December 31, 2009 to March 31, 2010 reflects the decreased demand for loans resulting from the slowing economy coupled with an increased level of deposits. Deposits at March 31, 2010 and December 31, 2009 include $218,586 and $255,876 of brokered certificates of deposit, respectively. The Bank and the Thrift have also utilized borrowings from the Federal Home Loan Bank. They each maintain a line of credit with the Federal Home Loan Bank approximating 10% of their total assets. Federal Home Loan Bank advances are collateralized by eligible first mortgage loans, commercial real estate loans and investment securities. These borrowings totaled $72,000 at March 31, 2010. The Bank maintains repurchase lines of credit with SunTrust Robinson Humphrey, Atlanta, Georgia, for advances up to $20,000 of which no amounts were outstanding at March 31, 2010. The Bank has a federal funds purchased accommodation with SunTrust Bank, Atlanta, Georgia for advances up to $10,000 and a $10,000 repurchase line of credit with Center State Bank, Orlando, Florida. Additionally, liquidity needs can be supplemented by the structuring of the maturities of investment securities and the pricing and maturities on loans and deposits offered to customers. The Company also uses retail securities sold under repurchase agreements to fund growth. Retail securities sold under repurchase agreements were $2,130 at March 31, 2010.
Stockholders’ equity to total assets was 6.52% at March 31, 2010 compared to 6.29% at December 31, 2009 and 6.39% at March 31, 2009. The capital of the Company exceeded all required regulatory guidelines at March 31, 2010. The Company’s Tier 1 risk-based, total risk-based and leverage capital ratios were 11.39%, 12.88%, and 7.76%, respectively, at March 31, 2010.

The following table reflects the current regulatory capital levels in more detail, including comparisons to the regulatory minimums.
Table 12 — Regulatory Capital Requirements
March 31, 2010

			Required for capital
	Actual		adequacy purposes		Excess
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Southeastern Bank Financial Corporation

Risk-based capital:
Tier 1 capital	$115,755	11.39%	40,663	4.00%	75,092	7.39%
Total capital	130,949	12.88%	81,327	8.00%	49,622	4.88%
Tier 1 leverage ratio	115,755	7.76%	59,657	4.00%	56,098	3.76%

Georgia Bank & Trust Company

Risk-based capital:
Tier 1 capital	$101,100	11.31%	35,743	4.00%	65,357	7.31%
Total capital	112,394	12.58%	71,486	8.00%	40,908	4.58%
Tier 1 leverage ratio	101,100	7.62%	59,695	4.50%	41,405	3.12%

Southern Bank & Trust

Risk-based capital:
Tier 1 capital	$14,275	11.70%	4,879	4.00%	9,396	7.70%
Total capital	15,804	12.96%	9,757	8.00%	6,047	4.96%
Tier 1 leverage ratio	14,275	8.44%	6,768	4.00%	7,507	4.44%
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

Unfunded commitments to extend credit where contract amounts represent potential credit risk totaled $144,950 at March 31, 2010. These commitments are primarily at variable interest rates.
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
Table 13 — Commitments and Contractual Obligations

	Less than	1 - 3	3 - 5	More than
	1 Year	Years	Years	5 Years
		(Dollars in thousands)
Lines of credit	$144,950	—	—	—
Lease agreements	338	394	70	53
Deposits	1,087,227	188,866	13,318	1,486
Securities sold under repurchase agreements	2,130	—	—	—
FHLB advances	12,000	8,000	13,000	39,000
Other borrowings	700	—	—	—
Subordinated debentures	—	—	2,947	20,000

Total commitments and contractual obligations	$1,247,345	$197,260	$29,335	$60,539

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2010, there were no substantial changes in the interest rate sensitivity analysis or the sensitivity of market value of portfolio equity for various changes in interest rates calculated as of December 31, 2009. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company’s audited consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2009 included in the Company’s 2009 Annual Report on Form 10-K.
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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect its business, financial condition or future results. The risks described below and in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to management or that management currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
On April 15, 2004, the Company announced the commencement of a stock repurchase program, pursuant to which it will, from time to time, repurchase up to 100,000 shares of its outstanding stock. The program does not have a stated expiration date. No stock repurchase programs were terminated during the first quarter of 2010 and there were no shares repurchased under the existing stock repurchase plan or otherwise during the first quarter.
Item 3. Defaults Upon Senior Securities
Not applicable
Item 4. Submission of Matters to a Vote of Security Holders
None

Item 5. Other Information
On February 11, 2010, the Bank entered into a Second Amendment (the “Amendment”) to the Supplemental Executive Retirement Plan Agreement between the Bank and Darrell R. Rains. The Amendment revises the benefits payable under the agreement as specifically set forth in Exhibit A to the Amendment, which is attached as Exhibit 10.24 to this report. This summary description is qualified by reference to the text of the Amendment.
Item 6. Exhibits

10.24	Second Amendment dated February 11, 2010 to the Supplemental Executive Retirement Benefits Agreement between the Bank and Darrell R. Rains.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SOUTHEASTERN BANK FINANCIAL CORPORATION
Form 10-Q Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHEASTERN BANK FINANCIAL CORPORATION
Date: April 30, 2010	By:	/s/ Darrell R. Rains
Darrell R. Rains
Group Vice President, Chief Financial Officer (Duly Authorized Officer of Registrant and Principal Financial Officer)