Form 10-Q
period 2010-06-30
Southeastern Bank Financial CORP
filed 2010-07-30
CIK 880116

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010.

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
6,674,465 shares of common stock, $3.00 par value per share, outstanding as of July 29, 2010.

SOUTHEASTERN BANK FINANCIAL CORPORATION
FORM 10-Q
INDEX

*	No information submitted under this caption

PART I
FINANCIAL INFORMATION

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	June 30,	December 31,
	2010	2009
	(Unaudited)
Assets

Cash and due from banks	$99,210	$123,661
Federal funds sold	7,300	7,300
Interest-bearing deposits in other banks	17,276	17,033

Cash and cash equivalents	123,786	147,994

Investment securities
Available-for-sale	455,050	306,216
Held-to-maturity, at cost (fair values of $312 and $492, respectively)	310	490

Loans held for sale	33,142	19,157

Loans	900,167	937,489
Less allowance for loan losses	23,826	22,338

Loans, net	876,341	915,151

Premises and equipment, net	30,524	31,702
Accrued interest receivable	5,631	6,091
Bank-owned life insurance	23,700	23,248
Restricted equity securities	6,338	6,338
Other real estate owned	7,205	7,974
Prepaid FDIC assessment	5,871	6,886
Deferred tax asset	8,839	11,160
Other assets	4,191	8,712

	$1,580,928	$1,491,119

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	June 30,	December 31,
	2010	2009
	(Unaudited)
Liabilities and Stockholders’ Equity

Deposits
Noninterest-bearing	$118,212	$114,780
Interest-bearing:
NOW accounts	318,982	210,438
Savings	382,696	343,740
Money management accounts	36,479	44,781
Time deposits over $100	370,041	418,751
Other time deposits	145,032	148,044

	1,371,442	1,280,534

Securities sold under repurchase agreements	448	3,188
Advances from Federal Home Loan Bank	72,000	77,000
Other borrowed funds	900	600
Accrued interest payable and other liabilities	11,384	13,106
Subordinated debentures	22,947	22,947

Total liabilities	1,479,121	1,397,375

Stockholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; 0 shares outstanding in 2010 and 2009, respectively	—	—
Common stock, $3.00 par value; 10,000,000 shares authorized; 6,673,925 and 6,672,826 shares issued and outstanding in 2010 and 2009, respectively	20,022	20,018
Additional paid-in capital	62,488	62,360
Retained earnings	15,567	12,692
Accumulated other comprehensive income (loss), net	3,730	(1,326)

Total stockholders’ equity	101,807	93,744

	$1,580,928	$1,491,119

See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
(Dollars in thousands, except share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Interest income:
Loans, including fees	$13,517	$14,206	$26,860	$28,010
Investment securities	3,955	3,595	7,374	7,669
Federal funds sold	3	10	7	22
Interest-bearing deposits in other banks	94	24	182	41

Total interest income	17,569	17,835	34,423	35,742

Interest expense:
Deposits	5,319	6,009	10,686	12,810
Federal funds purchased and securities sold under repurchase agreements	5	95	16	206
Other borrowings	891	1,023	1,845	1,919

Total interest expense	6,215	7,127	12,547	14,935

Net interest income	11,354	10,708	21,876	20,807

Provision for loan losses	3,794	5,114	7,082	9,863

Net interest income after provision for loan losses	7,560	5,594	14,794	10,944

Noninterest income:
Service charges and fees on deposits	1,748	1,737	3,343	3,378
Gain on sales of loans	2,223	2,461	3,576	4,697
Gain (loss) on sale of fixed assets	—	(42)	27	(16)
Investment securities gains (losses), net	149	1,101	162	1,312
Other-than-temporary loss
Total impairment loss	—	(816)	—	(1,191)
Loss recognized in other comprehensive loss	—	572	—	572

Net impairment loss recognized in earnings	—	(244)	—	(619)
Retail investment income	416	318	751	527
Trust service fees	290	245	577	498
Increase in cash surrender value of bank-owned life insurance	223	213	452	394
Miscellaneous income	156	123	317	286

Total noninterest income	5,205	5,912	9,205	10,457

Noninterest expense:
Salaries and other personnel expense	5,915	5,800	11,409	11,458
Occupancy expenses	1,166	1,140	2,337	2,281
Other real estate (gains) losses	414	179	328	291
Other operating expenses	3,067	3,689	5,920	6,612

Total noninterest expense	10,562	10,808	19,994	20,642

Income before income taxes	2,203	698	4,005	759

Income tax expense	583	61	1,130	66

Net income	$1,620	$637	$2,875	$693

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
(Dollars in thousands, except share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Basic net income per share	$0.24	$0.10	$0.43	$0.11

Diluted net income per share	$0.24	$0.10	$0.43	$0.11

Weighted average common shares outstanding	6,673,925	6,348,312	6,673,631	6,169,125

Weighted average number of common and common equivalent shares outstanding	6,673,968	6,354,344	6,673,631	6,177,569

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net income	$2,875	$693
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,365	1,336
Deferred income tax benefit	(804)	—
Provision for loan losses	7,082	9,863
Net investment securities (gains) losses	(162)	(693)
Net amortization of premium (accretion of discount) on investment securities	584	(90)
Increase in CSV of bank-owned life insurance	(452)	(394)
Stock options compensation cost	120	94
(Gain) loss on disposal of premises and equipment	(27)	16
(Gain) loss on the sale of other real estate	(369)	291
Increase in other real estate valuation allowance	697	—
Gain on sales of loans	(3,576)	(4,697)
Real estate loans originated for sale	(144,349)	(219,406)
Proceeds from sales of real estate loans	133,939	219,083
Decrease in accrued interest receivable	460	820
Decrease (increase) in other assets	5,536	(545)
(Decrease) increase in accrued interest payable and other liabilities	(1,722)	456

Net cash provided by operating activities	1,197	6,827

Cash flows from investing activities:
Proceeds from sales of available-for-sale securities	20,364	58,439
Proceeds from maturities and calls of available-for-sale securities	65,453	90,467
Proceeds from maturities of held-to-maturity securities	180	203
Purchase of available-for-sale securities	(226,892)	(126,515)
Purchase of restricted equity securities	—	(299)
Net decrease in loans	26,184	9,225
Purchase of bank-owned life insurance	—	(5,000)
Additions to premises and equipment	(189)	(570)
Proceeds from sale of other real estate	5,985	2,961
Proceeds from sale of premises and equipment	30	270

Net cash (used) provided by investing activities	(108,885)	29,181

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009

Cash flows from financing activities:
Net increase in deposits	90,908	51,724
Net decrease in federal funds purchased and securities sold under repurchase agreements	(2,740)	(13,192)
Payments of Federal Home Loan Bank advances	(5,000)	—
Proceeds from subordinated debentures	—	2,947
Proceeds from other borrowed funds	300	700
Purchase of treasury stock	—	(5)
Proceeds from issuance of common stock	—	9,010
Payment of cash dividends	—	(778)
Proceeds from Directors’ stock purchase plan	12	15

Net cash provided by financing activities	83,480	50,421

Net (decrease) increase in cash and cash equivalents	$(24,208)	$86,429

Cash and cash equivalents at beginning of period	147,994	37,768

Cash and cash equivalents at end of period	$123,786	$124,197

Supplemental disclosures of cash paid during the period for:
Interest	$12,660	$15,879

Income taxes	$1,846	$336

Supplemental information on noncash investing activities:
Loans transferred to other real estate	$5,544	$11,305

See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND
SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2010
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
The financial statements for the three and six months ended June 30, 2010 and 2009 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.
In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations and cash flows for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results of operations which the Company may achieve for the entire year.
Some items in the prior period financial statements were reclassified to conform to the current presentation.
Note 2 — Recent Accounting Pronouncements
In January 2010, the FASB issued Accounting Standards Update No. 2010-4, “Accounting for Various Topics, Technical Corrections to SEC Paragraphs.” In addition, in February 2010, the FASB issued Accounting Standards Update No. 2010-8, “Technical Corrections to Various Topics.” These updates covered a wide variety of accounting matters, including subsequent events, goodwill, derivative financial instruments, and investments in limited partnerships. The most significant provisions of these updates were effective upon issuance and did not have a material effect on the Company’s results of operations or financial position.

In January 2010, the FASB amended previous guidance related to fair value measurements and disclosures, which requires new disclosures for transfers in and out of Levels 1 and 2 and requires a reconciliation to be provided for the activity in Level 3 fair value measurements. A reporting entity should disclose separately the amounts of significant transfers in and out of Levels 1 and 2 and provide an explanation for the transfers. This guidance is effective for interim periods beginning after December 15, 2009, and did not have a material effect on the Company’s results of operations or financial position.
In the reconciliation for fair value measurements using unobservable inputs (Level 3) a reporting entity should present separately information about purchases, sales, issuances, and settlements on a gross basis rather than a net basis. Disclosures relating to purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurement will become effective beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position but it will require expansion of the Company’s future disclosures about fair value measurements.
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

Note 3 — Investment Securities
The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio at June 30, 2010 and December 31, 2009 and the corresponding amounts of unrealized gains and losses therein.

	June 30, 2010
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
	(Dollars in thousands)
Available-for-sale
Mortgage backed securities
U.S. GSE’s MBS — residential*	$71,778	3,480	(86)	75,172
U.S. GSE’s CMO	148,319	2,168	(143)	150,344
Other CMO	4,384	2	(146)	4,240

Total MBS	$224,481	5,650	(375)	229,756

Obligations of U.S.
Government agencies	$182,738	720	(33)	183,425
Obligations of states and political subdivisions	31,138	535	(376)	31,297
Corporate bonds	10,681	328	(442)	10,567
Equity securities	4	1	—	5

	$449,042	7,234	(1,226)	455,050

Held-to-maturity
Obligations of states and political subdivisions	$310	2	—	312

	$310	2	—	312

*	Government sponsored entities

	December 31, 2009
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
	(Dollars in thousands)
Available-for-sale
Mortgage backed securities
U.S. GSE’s MBS — residential	$86,463	2,245	(107)	88,601
U.S. GSE’s CMO	107,153	1,116	(1,427)	106,842
Other CMO	8,484	142	(399)	8,227

Total MBS	$202,100	3,503	(1,933)	203,670

Obligations of U.S.
Government agencies	$67,290	43	(1,003)	66,330
Obligations of states and political subdivisions	26,402	299	(521)	26,180
Corporate bonds	12,591	35	(2,594)	10,032
Equity securities	4	—	—	4

	$308,387	3,880	(6,051)	306,216

Held-to-maturity
Obligations of states and political subdivisions	$490	2	—	492

	$490	2	—	492

The amortized cost and fair value of the investment securities portfolio excluding equity securities are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2010
	Amortized	Estimated
	cost	fair value
	(Dollars in thousands)

Available-for-sale:
One year or less	$618	620
After one year through five years	3,123	3,173
After five years through ten years	85,409	86,544
After ten years	359,888	364,708

	$449,038	455,045

Held-to-maturity:
After one year through five years	$310	312

	$310	312

The following tables summarize the investment securities with unrealized losses at June 30, 2010 and December 31, 2009, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position.

	June 30, 2010
	Less than 12 months		12 months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
	(Dollars in thousands)
Temporarily impaired
Mortgage backed securities
U.S. GSE’s MBS — residential	$—	—	564	86	564	86
U.S. GSE’s CMO	28,528	143	—	—	28,528	143
Other CMO	—	—	3,059	146	3,059	146

Total MBS	$28,528	143	3,623	232	32,151	375

Obligations of U.S.
Government agencies	$24,435	33	—	—	24,435	33
Obligations of states and political subdivisions	2,424	33	6,044	343	8,468	376
Corporate bonds	—	—	6,334	442	6,334	442

	$55,387	209	16,001	1,017	71,388	1,226

	December 31, 2009
	Less than 12 months		12 months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
			(Dollars in thousands)
Temporarily impaired
Mortgage backed securities
U.S. GSE’s MBS — residential	$21,444	107	—	—	21,444	107
U.S. GSE’s CMO	61,373	1,408	665	19	62,038	1,427
Other CMO	552	98	4,243	285	4,795	383

Total MBS	$83,369	1,613	4,908	304	88,277	1,917

Obligations of U.S.
Government agencies	$43,528	1,003	—	—	43,528	1,003
Obligations of states and political subdivisions	8,644	220	4,457	301	13,101	521
Corporate bonds	733	267	6,291	2,327	7,024	2,594

	$136,274	3,103	15,656	2,932	151,930	6,035

Other-than-temporarily impaired
Mortgage backed securities
Other CMO	$—	—	748	16	748	16

	$136,274	3,103	16,404	2,948	152,678	6,051

Proceeds from maturities, sales and calls of securities available-for-sale were $59,266 and $88,871 for the three months ended June 30, 2010 and 2009, respectively. Gross gains of $363 and $1,114 and gross losses of $214 and $15 were realized on these sales and calls during 2010 and 2009, respectively.
Proceeds from maturities, sales and calls of securities available-for-sale were $85,817 and $148,906 for the six months ended June 30, 2010 and 2009, respectively. Gross gains of $376 and $1,879 and gross losses of $214 and $569 were realized on these sales and calls during 2010 and 2009, respectively.

Other-Than-Temporary Impairment — June 30, 2010
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
As of June 30, 2010, the Company’s security portfolio consisted of 299 securities, 56 of which were in an unrealized loss position. The majority or 66.64% of unrealized losses were related to the Company’s mortgage-backed and corporate securities. Four of the mortgage-backed securities were rated below investment grade and a cash flow analysis was performed to evaluate OTTI. The assumptions used in the model include expected future default rates, loss severity and prepayments. The model also takes into account the structure of the security including credit support. Based on these assumptions, the model calculates and projects the timing and amount of interest and principal payments expected for the security. In addition, the model was used to “stress” each security, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the security could no longer fully support repayment. Upon completion of the June 30, 2010 analysis, our model indicated that none of these securities were other-than-temporarily impaired.

Other-Than-Temporary Impairment — June 30, 2009
The following information is related to other-than-temporary impairment as of June 30, 2009:
As of June 30, 2009, the Company’s security portfolio consisted of 247 securities, 95 of which were in an unrealized loss position. The majority of unrealized losses were related to the Company’s mortgage-backed and corporate securities. Based on management’s evaluation at June 30, 2009, two securities were determined to be other-than-temporarily impaired, as discussed below.
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
The Company’s mortgage-backed securities portfolio also includes twelve non-agency collateralized mortgage obligations with a market value of $9,468 which had unrealized losses of approximately $965 at June 30, 2009. These non-agency securities were rated AAA at purchase.
At June 30, 2009 four of these non-agency securities were rated below investment grade and a cash flow analysis was performed to evaluate OTTI. The assumptions used in the model include expected future default rates, loss severity and prepayments. The model also takes into account the structure of the security including credit support. Based on these assumptions the model calculates and projects the timing and amount of interest and principal payments expected for the security. In addition the model was used to “stress” each security, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the security could no longer fully support repayment. Upon completion of the June 30, 2009 analysis, our model indicated other-than-temporary impairment on two of these securities. These two securities had OTTI losses of $691, of which $119 was recorded as expense and $572 was recorded in other comprehensive income. These two securities remained classified as available-for-sale at June 30, 2009.
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

The following table presents a roll forward of the credit losses recognized in earnings for the three month period ended June 30, 2009:

Beginning balance, April 1, 2009	$375
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	119
Additions/Subtractions
Amounts realized for securities sold during the period	—
Amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	—
Reductions for increase in cash flows expected to be collected that are recognized over the remaining life of the security	—
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	125

Ending balance, June 30, 2009	619

The following details the two mortgage backed securities and one single issuer corporate debt security with OTTI at June 30, 2009 and the related credit losses recognized in earnings:

	Silverton
	Financial
	Services, Inc	CMO 1	CMO 2	Total
	(Dollars in thousands)
Amount of other-than-temporary impairment related to credit losses at April 1, 2009	$375	$—	$—	$375

Addition for credit losses recognized in earnings	125	57	62	244

Amount of other-than-temporary impairment related to credit losses at June 30, 2009	$500	$57	$62	$619

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

		Estimated
	Amortized	Fair	Unrealized	Ratings as of June 30, 2009
	cost	Value	Losses	S&P	Fitch	Moodys
	(Dollars in thousands)

Silverton Financial Services, Inc.	$—	$—	$—	NR	NR	NR
CMO 1	925	721	(204)	B*-	CCC	NR
CMO 2	1,628	1,260	(368)	AAA*-	NR	Caa2

Total	$2,553	$1,981	$(572)

Note 4 — Loans
The following table summarizes loans at June 30, 2010 and 2009.

	June 30, 2010	June 30, 2009
	(Dollars in thousands)

Commercial, financial, and agricultural	$96,087	$100,139
Real estate:
Commercial	323,375	282,095
Residential	232,830	209,836
Acquisition, development and construction	227,200	339,944
Consumer installment	20,668	25,945

	$900,160	$957,959
Less allowance for loan losses	23,826	16,031
Less deferred loan origination fees (costs)	(7)	232

	$876,341	$941,696

Activity in the allowance for loan losses was as follows:

	June 30, 2010	June 30, 2009
	(Dollars in thousands)
Balance, beginning of year	$22,338	14,742
Provision for loan losses	7,082	9,863
Charge-offs	(6,498)	(9,074)
Recoveries	904	500

Balance, end of year	$23,826	16,031

Individually impaired loans were as follows:

	June 30, 2010	June 30, 2009
	(Dollars in thousands)

Period end loans with no allocated allowance for loan losses	$26,207	$17,449
Period end loans with allocated allowance for loan losses	2,474	17,177

	$28,681	$34,626

Amount of the allowance for loan loss allocated	$538	$3,170

	June 30, 2010	June 30, 2009
	(Dollars in thousands)

Average of individually impaired loans during year	$27,836	$39,817
Interest income recognized during impairment	66	195
Cash-basis interest income recognized	66	195
Nonaccrual loans and loans past due 90 days still on accrual were as follows:

	June 30, 2010	June 30, 2009
	(Dollars in thousands)

Loans past due over 90 days still on accrual	$299	$3,478

Nonaccrual loans	31,803	39,564
Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

Note 5 — Fair Value Measurements
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
Assets and Liabilities Measured on a Recurring Basis
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as of June 30, 2010 and December 31, 2009.

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Available-for-sale securities
Obligations of U.S.
Government agencies	$183,425	64,046	119,379	—
Obligations of states and political subdivisions	31,297	500	30,797	—
Mortgage-backed securities
U.S. GSE’s MBS — residential	75,172	5,048	69,561	563
U.S. GSE’s CMO	150,344	28,367	121,977	—
Other CMO	4,240	—	1,061	3,179
Corporate bonds	10,567	—	—	10,567
Equity securities	5	5	—	—

Total available-for-sale securities	$455,050	97,966	342,775	14,309

Tax credits	395	—	—	395

Loans held for sale	33,142	—	33,142	—

Mortgage banking derivatives	47	—	47	—

Total	$488,634	97,966	375,964	14,704

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Available-for-sale securities
Obligations of U.S.
Government agencies	$66,330	21,663	44,667	—
Obligations of states and political subdivisions	26,180	—	26,180	—
Mortgage-backed securities
U.S. GSE’s MBS — residential	88,601	—	88,601	—
U.S. GSE’s CMO	106,842	10,510	96,332	—
Other CMO	8,227	—	3,894	4,333
Corporate bonds	10,032	—	—	10,032
Equity securities	4	4	—	—

Total available-for-sale securities	$306,216	32,177	259,674	14,365

Tax credits	435	—	—	435

Loans held for sale	19,157	—	19,157	—

Mortgage banking derivatives	182	—	182	—

Total	$325,990	32,177	279,013	14,800

The tables below present a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of June 30, 2010 and 2009.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Available-for-sale
	Tax credits	Securities	Total
		(Dollars in thousands)

Beginning balance, January 1, 2010	$435	14,365	14,800

Total gains or losses (realized/unrealized)
Included in earnings
Gain (loss) on sales	—	(122)	(122)
Other-than-temporary impairment	—	—	—
Amortization of tax credit investment	(40)	—	(40)
Included in other comprehensive income	—	1,856	1,856
Purchases, sales, issuances and settlements, net	—	(1,790)	(1,790)
Transfers in and/or out of Level 3	—	—	—

Ending balance, June 30, 2010	$395	14,309	14,704

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Available-for-sale
	Tax credits	Securities	Total
	(Dollars in thousands)

Beginning balance, January 1, 2009	$515	4,130	4,645

Total gains or losses (realized/unrealized)
Included in earnings
Other-than-temporary impairment	—	(119)	(119)
Amortization of tax credit investment	(41)	—	(41)
Included in other comprehensive income	—	1,162	1,162
Transfers in and/or out of Level 3	—	9,614	9,614

Ending balance, June 30, 2009	$474	14,787	15,261

Assets and Liabilities Measured on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2010 and December 31, 2009 are summarized below.

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)

Assets:
Impaired loans	$20,407	—	—	20,407
Other real estate owned	7,205	—	—	7,205

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)

Assets:
Impaired loans	$22,581	—	—	22,581
Other real estate owned	7,974	—	—	7,974
The following represents impairment charges recognized during the period:
Impaired loans, which are measured for impairment using the fair value of collateral for collateral dependent loans, had a carrying amount of $19,713, with a valuation allowance of $538, resulting in an additional provision for loan losses of $1,836 and $2,050 for the three and six months ended June 30, 2010, respectively. Impaired loans that are not carried at fair value had a carrying amount of $8,968 at June 30, 2010.

As of December 31, 2009, impaired loans had a carrying amount of $24,276, with a valuation allowance of $1,979, resulting in an additional provision for loan losses of $11,761 for the year ending 2009. Impaired loans that are not carried at fair value had a carrying amount of $10,391 at December 31, 2009.
Other real estate owned, which is carried at lower of cost or fair value, was $7,205 which consisted of the outstanding balance of $8,173, less a valuation allowance of $968, resulting in a write down of $442 and $697 for the three and six months ended June 30, 2010, respectively.
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

(e)	Securities Sold Under Repurchase Agreements
Fair value approximates the carrying value of such liabilities due to their short-term nature.
(f)	Other Borrowed Funds
Fair value approximates the carrying value of such liabilities as the borrowings are at a variable rate of interest.
(g)	Advances from Federal Home Loan Bank

The fair value of the Federal Home Loan Bank (“FHLB”) advances is obtained from the FHLB and is calculated by discounting contractual cash flows using an estimated interest rate based on the current rates available to the Company for debt of similar remaining maturities and collateral terms.

(h)	Subordinated debentures
The fair value for subordinated debentures is calculated based upon current market spreads to LIBOR for debt of similar remaining maturities and collateral terms.
(i)	Commitments
The difference between the carrying values and fair values of commitments to extend credit are not significant and are not disclosed.
The carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010
	Carrying	Estimated
	amount	fair value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$123,786	123,786
Investment securities	455,360	455,362
Loans, net	909,483	907,595
Financial liabilities:
Deposits with stated maturities	515,073	518,476
Deposits without stated maturities	856,369	856,369
Securities sold under repurchase agreements	448	448
Other borrowed funds	900	900
Advances from FHLB	72,000	77,480
Subordinated debentures	22,947	14,884

	December 31, 2009
	Carrying	Estimated
	amount	fair value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$147,994	147,994
Investment securities	306,706	306,708
Loans, net	934,308	943,885
Financial liabilities:
Deposits with stated maturities	566,795	570,791
Deposits without stated maturities	713,739	713,739
Securities sold under repurchase agreements	3,188	3,188
Other borrowed funds	600	600
Advances from FHLB	77,000	80,670
Subordinated debentures	22,947	14,793

Note 6 — Comprehensive Income
Other comprehensive income for the Company consists of changes in net unrealized gains and losses on investment securities available-for-sale. Net income of $1,620 coupled with a $2,521 change in other comprehensive income for the quarter resulted in total comprehensive income of $4,141 for the three months ended June 30, 2010 compared to total comprehensive loss of $1,142 for the three months ended June 30, 2009. Net income of $2,875 coupled with a year to date $5,056 change in other comprehensive income resulted in a total comprehensive income of $7,931 for the six months ended June 30, 2010 compared to total comprehensive loss of $134 for the six months ended June 30, 2009.
Note 7 — Dividends
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
On July 16, 2010, the Thrift filed an application with the South Carolina State Board of Financial Institutions to convert the Thrift’s charter to a commercial bank charter under the laws of the State of South Carolina (the “Charter Conversion”). It also filed notifications with the Office of Thrift Supervision and the FDIC. The Company has filed a notification of the Charter Conversion with the Georgia Department of Banking and Finance and plans to file a notification with the Federal Reserve Bank of Atlanta in August 2010. Management anticipates that the Charter Conversion will be completed during the third quarter of 2010.
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
The Company’s primary source of income is from its lending activities followed by interest income from its investment activities, service charges and fees on deposits, and gain on sales of mortgage loans in the secondary market. Interest income on loans decreased during the first six months of 2010 as compared to the first six months of 2009 due primarily to decreased loan volume offset in part by higher yields. Interest income on investment securities decreased primarily due to decreased yields somewhat offset by a larger portfolio. Decreases in non-sufficient funds (“NSF”) income on retail checking accounts, due primarily to decreased economic activity, were offset by increases in ATM/Debit card income which resulted in a small decrease in service charges and fees on deposits for the first six months of 2010. Gain on sales of loans decreased from 2009 as a result of decreased mortgage refinancing activity. Investment securities gains have declined during the first six months of 2010 as compared to the same period last year due to an $1,856 gain from several called securities recorded in 2009. Somewhat offsetting the gain in 2009 was a $119 impairment charge on two securities deemed to be other-than-temporarily impaired and a $1,033 impairment charge related to investments in the common stock and trust preferred securities of Silverton Financial Services, Inc.
Table 1 — Selected Financial Data

	June 30,	December 31,	June 30,
	2010	2009	2009
	(Dollars in thousands)

Assets	$1,580,928	$1,491,119	$1,461,875
Loans	900,167	937,489	957,727
Deposits	1,371,442	1,280,534	1,191,277

Annualized return on average total assets	0.38%	(0.54%)	0.10%
Annualized return on average equity	5.94%	(7.92%)	1.44%

The Company continues to maintain a defensive posture as uncertainty remains about the sustainability of economic recovery. Since the first quarter of 2009, the Company has attempted to restrain asset growth, as compared to its high historical growth levels. The operational focuses in 2009 of capital preservation, strong liquidity and risk mitigation with rising non-performing assets, has ultimately driven the financial results achieved in the first half of 2010, where the Company returned to profitability. Of particular note has been the $180 million increase in deposits over the past 12 months, which has created a larger base of core deposits with less reliance on more volatile funding sources. The Company continues to operate in a challenging economic environment and expects to continue to realize higher levels of expenses until non-performing assets are ultimately reduced to normalized levels. Earnings will be impacted by the lack of income from these assets and the costs to carry them.
Annualized return on average total assets and annualized return on average equity have improved recently as compared to declines the Company experienced in 2009. The increased returns were due primarily to decreased levels of non-performing assets which have resulted in lower loan loss provisions in the first half of 2010. Net income for the six months ended June 30, 2010 was $2,875 compared to $693 thousand for the same period in 2009. The effects of the economic downturn continue to negatively affect financial results primarily through a continued elevated level of provision for loan losses. The Company suspended the payment of dividends indefinitely effective April 22, 2009 to conserve capital.
The Company meets its liquidity needs by managing cash and due from banks, federal funds purchased and sold, maturity of investment securities, principal repayments from mortgage-backed securities, and draws on lines of credit. Additionally, liquidity can be managed through structuring deposit and loan maturities. The Company funds loan and investment growth with core deposits, securities sold under repurchase agreements, Federal Home Loan Bank advances and other wholesale funding including brokered certificates of deposit. During inflationary periods, interest rates generally increase and operating expenses generally rise. When interest rates rise, variable rate loans and investments produce higher earnings; however, deposit and other borrowings interest expense also rise. The Company monitors its interest rate risk as it applies to net interest income in a ramp up and down annually 300 basis points (3.00%) scenario and as it applies to economic value of equity in a shock up and down 300 (3.00%) basis points scenario. The Company monitors operating expenses through responsibility center budgeting.

Forward-Looking Statements
Southeastern Bank Financial Corporation may, from time to time, make written or oral forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission (the “Commission”) and its reports to shareholders. Statements made in such documents, other than those concerning historical information, should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The Company’s actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors, including unanticipated changes in the Company’s local economies, the national economy, governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values and securities portfolio values; difficulties in interest rate risk management; the effects of competition in the banking business; difficulties in expanding the Company’s business into new markets; changes in governmental regulation relating to the banking industry, including but not limited to the Dodd-Frank Wall Street Reform and Consumer Protection Act; failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans; and other factors. The Company cautions that such factors are not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, the Company.
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
Allowance for Loan Losses
The allowance for loan losses is established through a provision for loan losses charged to expense, which affects the Company’s earnings directly. Loans are charged against the allowance for loan losses when management believes that the collectability of the principal is unlikely. Subsequent recoveries are added to the allowance. The allowance is an amount that reflects management’s estimate of the level of probable incurred losses in the portfolio. Factors considered by management in determining the adequacy of the allowance include, but are not limited to: (1) detailed reviews of individual loans; (2) historical and current trends in loan charge-offs for the various portfolio segments evaluated; (3) the level of the allowance in relation to total loans and to historical loss levels; (4) levels and trends in non-performing and past due loans; (5) collateral values of properties securing loans; (6) management’s assessment of economic conditions. The Company’s Board of Directors reviews the recommendations of management regarding the appropriate level for the allowance for loan losses based upon these factors.

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
Fair Value of Financial Instruments
A significant portion of the Company’s assets are financial instruments carried at fair value. This includes securities available-for-sale, loans held for sale, certain impaired loans, tax credits, mortgage banking derivatives and other real estate owned. At June 30, 2010 and December 31, 2009 the percentage of total assets measured at fair value was 31.49% and 23.04% respectively. The majority of assets carried at fair value are based on either quoted market prices or market prices for similar instruments. At June 30, 2010, 4.79% of assets measured at fair value were based on significant unobservable inputs. This represents approximately 1.51% of the Company’s total assets. See Note 4 “Fair Value Measurements” in the “Notes to Consolidated Financial Statements” herein for additional disclosures regarding the fair value of financial instruments.
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

Investment Securities
The fair values for available-for-sale securities are generally based upon quoted market prices or observable market prices for similar instruments. These values take into account recent market activity as well as other market observable data such as interest rate, spread and prepayment information. When market observable data is not available, which generally occurs due to the lack of liquidity for certain securities, the valuation of the security is subjective and may involve substantial judgment. The Company conducts periodic reviews to identify and evaluate each available-for-sale security that has an unrealized loss for other-than-temporary impairment. An unrealized loss exists when the fair value of an individual security is less than its amortized cost basis. The primary factors the Company considers in determining whether an impairment is other-than-temporary are the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and whether the Company intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis. As of June 30, 2010, the Company had approximately $14,309 of available-for-sale securities, which is approximately 0.91% of total assets, valued using unobservable inputs (Level 3). These securities were primarily non-agency mortgage-backed securities and subordinated debentures issued by financial institutions.
Results of Operations
The Company’s net income for the second quarter of 2010 was $1,620 which was an increase of $983 compared to net income of $637 for the second quarter of 2009. Diluted net income per share for the three months ended June 30, 2010 was $0.24 compared to $0.10 for the three months ended June 30, 2009. Net income for the first six months of 2010 was $2,875, an increase of $2,182 compared with net income of $693 for the first six months of 2009. The increase in net income for the three and six months ended June 30, 2010 as compared with the three and six months ended June 30, 2009, was primarily a result of decreases in the provision for loan losses due to decreased levels of nonperforming assets. The provision for loan losses decreased $1,320 in the second quarter of 2010 and $2,781 in the first half of 2010 as compared to the same periods in 2009. Interest income on loans decreased due to a lower volume of loans somewhat offset by increased yields. Interest income on investment securities decreased due to lower yields offset in part by increased volumes. Interest expense on deposits decreased as a result of lower interest rates offset in part by higher volumes of interest bearing liabilities.
Factors contributing to the decrease in noninterest income for the six months ended June 30, 2010, were primarily decreases in gain on sales of loans and decreased net investment securities gains. These decreases were partially offset by an increase in retail investment income and trust service fees.
Gain on sales of loans decreased substantially as mortgage production slowed during the first half of 2010. While mortgage rates remain at historically low levels which are normally favorable to refinance activity, the lower production levels have resulted from the overall weakening of the economy and the decrease in borrower capacity to refinance, based on tightening of credit standards from our third party investors to whom we sell, as well as overall lower values of properties securing such refinanced loans. For the year, gain on sales of loans decreased from $4,697 to $3,576 or 23.87%.

Net investment securities gains for the year were $162 as opposed to net securities gains of $693 in 2009. The net securities gains in the first half of 2009 included an other than temporary impairment charge of $1,152 of which $1,033 was related to investments in the common stock and trust preferred securities of Silverton Financial Services, Inc., parent holding company of Silverton Bank, N.A., which failed in 2009. Despite these losses, net investment securities gains declined in the first half of 2010 as compared to the same period in 2009 due to gains of $1,856 from several called securities in the first half of 2009.
Noninterest expense totaled $19,994 for the six months ended June 30, 2010, a decrease of $648 or 3.14% compared to the same period ended June 30, 2009. The decrease was primarily due to decreased FDIC insurance, which declined $565 or 34.08% from 2009 as a result of a special assessment of $670 taken in the second quarter of 2009, and a $203 decline in processing expense due to reductions in direct mail programs as well as a reduction in ATM processing fees. Loss on sale of real estate owned totaled $328 for the six months ended June 30, 2010 compared to a loss of $291 in 2009. The 2010 period included a provision for loss of $697 on certain properties based on updated appraisals.
Table 2 — Selected Balance Sheet Data

	June 30,	December 31,	Variance
	2010	2009	Amount	%
	(Dollars in thousands)
Cash, due from banks and interest-bearing deposits	$116,486	$140,694	$(24,208)	(17.2%)
Federal funds sold	7,300	7,300	0	0.0%
Investment securities	455,360	306,706	148,654	48.5%
Loans	900,167	937,489	(37,322)	(4.0%)
Other real estate owned	7,205	7,974	(769)	(9.6%)
Assets	1,580,928	1,491,119	89,809	6.0%
Deposits	1,371,442	1,280,534	90,908	7.1%
Securities sold under repurchase agreements	448	3,188	(2,740)	(85.9%)
Advances from Federal Home Loan Bank	72,000	77,000	(5,000)	(6.5%)
Liabilities	1,479,121	1,397,375	81,746	5.8%
Stockholders’ equity	101,807	93,744	8,063	8.6%
Table 2 highlights significant changes in the balance sheet at June 30, 2010 as compared to December 31, 2009. Total assets increased $89,809 and the balance sheet changes primarily reflect a significant increase in deposits coupled with a decline in loans and a moderate deployment of liquidity which was used to increase the investment portfolio. Cash, due from banks and interest-bearing deposits in other banks decreased $24,208 or 17.2% from $140,694 at December 31, 2009 to $116,486 at June 30, 2010, $88,549 of which was held at the Federal Reserve Bank. The Company has continued to maintain a high level of liquid funds in light of current economic conditions and volatility in the banking industry but has elected to invest a portion of these funds and funds obtained through deposit growth and loan repayments into the investment portfolio. Loan demand was weak during the first half of 2010 and resulted in a decrease in gross loans of $37,322 or 4.0%. The decreased demand caused normal principal repayments to exceed the originations of new loans during the year. Investment securities increased $148,654 or 48.5% during the year primarily for the purpose of deploying liquid assets to achieve an overall higher yield on interest earning assets. In addition, proceeds from sales and maturities and other purchases were partially reinvested in instruments that required a lower level of regulatory capital and that have lower levels of interest rate risk. The increase in the investment portfolio was funded by an increase in deposits of $90,908, the decrease in loans of $37,322 and the decrease in cash and due from banks of $24,208 somewhat offset by decreases in advances from Federal Home Loan Bank of $5,000 and securities sold under repurchase agreements of $2,740.
The net increase in deposits was net of the repayment of approximately $45,601 in brokered deposits, and also included reduced retail time deposits of $6,122. These decreases were more than offset by approximately $108,544 in new checking account balances from a promotion started in the first quarter of 2010 and a major public funds checking relationship. In addition, retail savings accounts increased $38,957.
The annualized return on average assets for the Company was 0.38% for the six months ended June 30, 2010, compared to 0.10% for the same period last year.
The annualized return on average stockholders’ equity was 5.94% for the six months ended June 30, 2010, compared to 1.44% for the same period last year. The increase is primarily attributable to the increase in net income.
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

Table 3 — Average Balances, Income and Expenses, Yields and Rates

	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009
		Annualized			Annualized
		Average	Amount		Average	Amount
	Average	Yield or	Paid or	Average	Yield or	Paid or
	Amount	Rate	Earned	Amount	Rate	Earned
	(Dollars in thousands)
Interest-earning assets:
Loans	$937,226	5.73%	$13,517	$986,570	5.72%	$14,206
Investment securities
Taxable	376,253	3.95%	3,714	267,540	5.05%	3,377
Tax-exempt	22,654	4.26%	241	21,429	4.07%	218
Federal funds sold	7,300	0.16%	3	19,980	0.20%	10
Interest-bearing deposits in other banks	66,515	0.57%	94	36,181	0.27%	24

Total interest-earning assets	$1,409,948	4.96%	$17,569	$1,331,700	5.33%	$17,835

Interest-bearing liabilities:
Deposits	$1,221,701	1.75%	$5,319	$1,072,863	2.25%	$6,009
Federal funds purchased / securities sold under repurchase agreements	1,390	1.44%	5	48,389	0.79%	95
Other borrowings	95,741	3.73%	891	106,153	3.87%	1,023

Total interest-bearing liabilities	$1,318,832	1.89%	$6,215	$1,227,405	2.33%	$7,127

Net interest margin/income:		3.19%	$11,354		3.18%	$10,708

Table 4 — Average Balances, Income and Expenses, Yields and Rates

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009
		Annualized			Annualized
		Average	Amount		Average	Amount
	Average	Yield or	Paid or	Average	Yield or	Paid or
	Amount	Rate	Earned	Amount	Rate	Earned
	(Dollars in thousands)
Interest-earning assets:
Loans	$938,620	5.71%	$26,860	$993,531	5.63%	$28,010
Investment securities
Taxable	343,928	4.01%	6,901	273,230	5.31%	7,248
Tax-exempt	22,196	4.26%	473	19,638	4.29%	421
Federal funds sold	7,300	0.19%	7	37,593	0.12%	22
Interest-bearing deposits in other banks	75,928	0.48%	182	21,188	0.39%	41

Total interest-earning assets	$1,387,972	4.95%	$34,423	$1,345,180	5.31%	$35,742

Interest-bearing liabilities:
Deposits	$1,195,442	1.80%	$10,686	$1,074,926	2.40%	$12,810
Federal funds purchased / securities sold under repurchase agreements	2,219	1.44%	16	51,913	0.80%	206
Other borrowings	98,011	3.80%	1,845	105,354	3.67%	1,919

Total interest-bearing liabilities	$1,295,672	1.95%	$12,547	$1,232,193	2.44%	$14,935

Net interest margin/income:		3.13%	$21,876		3.07%	$20,807

Second Quarter 2010 compared to Second Quarter 2009:
Net interest income increased $646 (6.03%) during the three month period as compared to the same period in 2009. Loan interest income decreased $689 (4.85%) in the three month period primarily as a result of decreased volume offset in part by slightly higher yields. Deposit interest expense decreased $690 (11.48%) in the three month period primarily as a result of declining costs on repricing deposits offset in part by the continued growth of account balances. Annualized loan yields for the quarter were 5.73% compared to 5.72% in the prior period and were somewhat impacted by decreases in levels of nonaccrual loans. Nonaccrual loans resulted in the reversal of $161 in interest income in the current quarter compared to $105 in the 2009 quarter. Due to the continued low interest rate environment, the quarterly annualized average rate of interest bearing liabilities decreased from 2.33% to 1.89% at June 30, 2010 compared to June 30, 2009.
The Company’s net interest margin for the three months ended June 30, 2010 was 3.19% as compared to 3.18% for the three months ended June 30, 2009. This net interest margin for the three month period was impacted by several offsetting factors, including decreased levels of nonaccrual loans, an increase in the volume of the taxable investment portfolio of $108,713 (40.63%), a decrease in the average yield of the taxable investment portfolio from 5.05% to 3.95%, a decrease in average loans of $49,344 (5.00%) and an increase in deposits of $148,838 (13.87%).
Six Months Ended 2010 compared to Six Months Ended 2009:
Net interest income increased $1,069 (5.14%) during the six month period as compared to the same period in 2009. Loan interest income decreased $1,150 (4.11%) in the six month period primarily as a result of decreased volume offset in part by slightly higher yields. Deposit interest expense decreased $2,124 (16.58%) in the six month period primarily as a result of declining costs on repricing deposits offset in part by the continued growth of account balances. Annualized loan yields for the year increased from 5.63% to 5.71% and were somewhat impacted by decreases in levels of nonaccrual loans and declining loan portfolio. Nonaccrual loans resulted in the reversal of $499 in interest income compared to $766 in 2009. Due to the low interest rate environment, the annualized average rate of interest bearing liabilities decreased from 2.44% to 1.95% at June 30, 2010 compared to June 30, 2009.
The Company’s net interest margin for the six months ended June 30, 2010 was 3.13% as compared to 3.07% for the six months ended June 30, 2009. This increase in the net interest margin for the six month period was primarily impacted by several offsetting factors, including decreased levels of nonaccrual loans, an increase in the volume of the taxable investment portfolio of $70,698 (25.87%), a decrease in the average yield of the taxable investment portfolio from 5.31% to 4.01%, a decrease in average loans of $54,911 (5.53%) and an increase in deposits of $120,516 (11.21%).

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
Table 5 — Rate/Volume Analysis

	Three Months Ended
	June 30, 2010 compared to June 30, 2009
	Increase (Decrease) due to
	Volume	Rate	Combined	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	(711)	23	(1)	(689)
Investment securities
Taxable	1,372	(736)	(299)	337
Tax-exempt	12	10	1	23
Federal funds sold	(6)	(2)	1	(7)
Interest-bearing deposits in other banks	20	27	23	70

Total interest-earning assets	687	(678)	(275)	(266)

Interest-bearing liabilities:
Deposits	834	(1,338)	(186)	(690)
Federal funds purchased / securities sold under repurchase agreements	(92)	79	(77)	(90)
Other borrowings	(100)	(35)	3	(132)

Total interest-bearing liabilities	642	(1,294)	(260)	(912)

Net change in net interest income				$646

Table 6 — Rate/Volume Analysis

	Six Months Ended
	June 30, 2010 compared to June 30, 2009
	Increase (Decrease) due to
	Volume	Rate	Combined	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	(1,548)	421	(23)	(1,150)
Investment securities
Taxable	1,875	(1,765)	(457)	(347)
Tax-exempt	55	(3)	(0)	52
Federal funds sold	(18)	14	(11)	(15)
Interest-bearing deposits in other banks	106	10	25	141

Total interest-earning assets	470	(1,323)	(466)	(1,319)

Interest-bearing liabilities:
Deposits	1,436	(3,201)	(359)	(2,124)
Federal funds purchased / securities sold under repurchase agreements	(197)	168	(161)	(190)
Other borrowings	(134)	64	(4)	(74)

Total interest-bearing liabilities	1,105	(2,969)	(524)	(2,388)

Net change in net interest income				$1,069

Provision for Loan Losses
The provision for loan losses is the charge to operating earnings necessary to maintain the allowance for loan losses at a level which, in management’s estimate, is adequate to cover the estimated amount of probable incurred losses in the loan portfolio. The provision for loan losses totaled $3,794 for the three months ended June 30, 2010 compared to $5,114 for the three months ended June 30, 2009 and $7,082 for the six months ended June 30, 2010 compared to $9,863 for the same period in 2009. See “Allowance for Loan Losses” for further analysis of the provision for loan losses.

Noninterest Income
Table 7 — Noninterest Income

	Three Months Ended				Six Months Ended
	June 30,		Variance		June 30,		Variance
	2010	2009	Amount	%	2010	2009	Amount	%
	(Dollars in thousands)				(Dollars in thousands)
Service charges and fees on deposits	$1,748	$1,737	$11	0.6%	$3,343	$3,378	$(35)	(1.0%)
Gain on sales of loans	2,223	2,461	(238)	(9.7%)	3,576	4,697	(1,121)	(23.9%)
Gain (loss) on sale of fixed assets	—	(42)	42	(100.0%)	27	(16)	43	(268.8%)
Investment securities gains, net	149	857	(708)	(82.6%)	162	693	(531)	(76.6%)
Retail investment income	416	318	98	30.8%	751	527	224	42.5%
Trust services fees	290	245	45	18.4%	577	498	79	15.9%
Increase in cash surrender value of bank-owned life insurance	223	213	10	4.7%	452	394	58	14.7%
Miscellaneous income	156	123	33	26.8%	317	286	31	10.8%

Total noninterest income	$5,205	$5,912	$(707)	(12.0%)	$9,205	$10,457	$(1,252)	(12.0%)

Second Quarter 2010 compared to Second Quarter 2009:
Noninterest income decreased $707 (12.00%) during the three month period as compared to the same period in 2009. The most significant changes for the three month period were decreases in gain on sales of loans and net investment securities gains. The decreased gain on sales of loans was due to a significant decrease in refinancing volume. Net investment securities gains decreased during the three month period as compared to the same period in 2009 due primarily to $953 in net gains from several called agency securities somewhat offset by an other than temporary impairment charge of $119 on two securities deemed to be other-than-temporarily impaired and a $125 impairment loss related to the trust preferred securities of Silverton Financial Services, Inc., parent holding company of Silverton Bank, N.A. in the second quarter of 2009.
Six Months Ended 2010 compared to Six Months Ended 2009:
Noninterest income decreased $1,252 (12.00%) during the six month period as compared to the same period in 2009. The most significant changes for the six month period were decreases in gain on sales of loans and net investment gains somewhat offset by increases in retail investment income and trust services fees. The decreased gain on sales of loans was due to a significant decrease in refinancing volume. Net investment securities gains decreased during the six month period as compared to the same period in 2009 due primarily to $1,856 in gains from several called securities somewhat offset by an other than temporary impairment charge of $119 on two securities deemed to be other than temporarily impaired and a $1,033 impairment loss related to investments in the common stock and trust preferred securities of Silverton Financial Services, Inc., parent holding company of Silverton Bank, N.A. in the first half of 2009.

Noninterest Expense
Table 8 — Noninterest Expense

	Three Months Ended				Six Months Ended
	June 30,		Variance		June 30,		Variance
	2010	2009	Amount	%	2010	2009	Amount	%
	(Dollars in thousands)				(Dollars in thousands)
Salaries and other personnel expense	$5,915	$5,800	$115	2.0%	$11,409	$11,458	$(49)	(0.4%)
Occupancy expenses	1,166	1,140	26	2.3%	2,337	2,281	56	2.5%
Marketing & business development	294	382	(88)	(23.0%)	588	729	(141)	(19.3%)
Processing expense	392	469	(77)	(16.4%)	758	961	(203)	(21.1%)
Legal and professional fees	403	402	1	0.2%	835	763	72	9.4%
Data processing expense	345	308	37	12.0%	690	612	78	12.7%
FDIC insurance	552	1,177	(625)	(53.1%)	1,093	1,658	(565)	(34.1%)
(Gain) loss on sale of other real estate	(28)	179	(207)	(115.6%)	(369)	291	(660)	(226.8%)
Other real estate valuation allowance	442	—	442	N/A	697	—	697	N/A
Other operating expenses	1,081	951	130	13.7%	1,956	1,889	67	3.5%

Total noninterest expense	$10,562	$10,808	$(246)	(2.3%)	$19,994	$20,642	$(648)	(3.1%)

Second Quarter 2010 compared to Second Quarter 2009:
Salaries and other personnel expense increased $115 (2.00%) during the three month period as compared to the same period in 2009. This increase was primarily due to increased group health insurance costs and other benefits and was partially offset by decreased commissions and officer salaries.
Increases in occupancy expenses during the three month period were primarily due to increased depreciation expense as a result of the purchase of an upgraded mainframe computer and related software, general maintenance on buildings and equipment and increased property tax accruals somewhat offset by a decrease in maintenance agreement expense.
(Gain) loss on sale of other real estate decreased $207 and resulted from a gain in the 2010 quarter compared to a loss in 2009. Offsetting the gain in 2010 was a valuation allowance on other real estate of $442 during the quarter.
FDIC insurance expense decreased $625 or 53.10% due to the accrual of the special assessment for $670 in second quarter 2009. Marketing and business development expense decreased $88 or 23.04% due to a decrease in other print media, printing and sponsorships expense somewhat offset by additional costs for billboard and newspaper advertising. Other operating expense increased primarily due to other loan related expenses in the three month period.

Six Months Ended 2010 compared to Six Months Ended 2009:
Salaries and other personnel expense decreased $49 (0.43%) during the six month period as compared to the same period in 2009. This decrease was primarily due to reduced commission expense related to the level of mortgage originations. In addition, officer and salary costs declined due to reduced full time equivalent employees and the Company’s decision to suspend merit increases for officers and limit staff increases to 2.00% in 2010. A decrease in the discount rate for salary continuation expense and increased group health insurance costs and other benefits almost completely offset the reduction in commission and salary expense.
Increases in occupancy expenses during the first half of 2010 were primarily due to increased depreciation expense as a result of the purchase of an upgraded mainframe computer and related software and increased property tax accruals somewhat offset by a decrease in maintenance agreement expense.
(Gain) loss on sale of other real estate decreased $660 and resulted from a gain in the first half of 2010 compared to a loss in 2009. Offsetting the gain in 2010 was a valuation allowance on other real estate of $697.
FDIC insurance expense decreased $565 or 34.08% due to the accrual of the special assessment of $670 which was paid in September of 2009. Processing expense decreased $203 due to reductions in direct mail programs as well as a reduction in ATM processing fees in the six months ended 2010 as compared to the same period ended 2009.
Income Taxes
The Company recognized income tax expense of $583 and $1,130 for the three and six months ended June 30, 2010 as compared to income tax expense of $61 and $66 for the same periods in 2009. The significant increase in pretax income coupled with a lower proportion of nontaxable interest income resulted in an increase in income tax expense and the effective income tax rate for the three and six month periods. The effective income tax rate for the three and six months ended June 30, 2010 was 26.46% and 28.21%, respectively.
At June 30, 2010, the Company maintains net deferred tax assets of $8,839. In assessing the realizability of deferred tax assets and the need for a valuation allowance, management has considered primarily existing carryback potential of approximately $12,000. Furthermore, although the Company did incur a loss in 2009, management has considered the severity of that loss and weighed the prospects for returning to sustained profitability in future periods in determining a need for a valuation allowance. Based on management’s assessment, no valuation allowance was deemed necessary at June 30, 2010.

The Company was able to carryback the net operating loss (NOL) sustained in 2009. This carryback generated a tax refund of $2,755 that was received in the first quarter of 2010.
The Company was able to carryback a capital loss sustained in 2009. This carryback generated a tax refund of $226, which was received in the second quarter of 2010.
Loans
The following table presents the composition of the Company’s loan portfolio as of June 30, 2010 and December 31, 2009.
Table 9 — Loan Portfolio Composition

	June 30, 2010		December 31, 2009
	Amount	%	Amount	%
	(Dollars in thousands)
Commercial financial and agricultural	$96,087	10.67%	$102,160	10.90%

Real estate
Commercial	323,375	35.92%	322,864	34.44%
Residential	232,830	25.87%	219,217	23.38%
Acquisition, development and construction	227,200	25.24%	270,062	28.81%

Total real estate	783,405	87.03%	812,143	86.63%

Consumer
Direct	18,432	2.05%	20,507	2.19%
Indirect	1,325	0.15%	1,898	0.20%
Revolving	911	0.10%	836	0.09%

Total consumer	20,668	2.30%	23,241	2.48%

Deferred loan origination costs (fees)	7	0.00%	(55)	(0.01%)

Total	$900,167	100.00%	$937,489	100.00%

At June 30, 2010, the loan portfolio is comprised of 87.03% real estate loans. Commercial, financial and agricultural loans comprise 10.67%, and consumer loans comprise 2.30% of the portfolio.
Commercial real estate comprises 35.92% of the loan portfolio and consist of both non-owner occupied and owner occupied properties where the operations of the commercial entity provide the necessary cash flow to service the debt. For this portion of the real estate loan portfolio, repayment is not dependent upon the sale of the real estate held as collateral. Construction and development loans comprise 25.24% of the real estate loan portfolio and the Company has recognized significant losses in this portfolio. The Company carefully monitors the loans in this category since the repayment of these loans is generally dependent upon the sale of the real estate in the normal course of business and can be impacted by national and local economic conditions. New construction and absorption of existing real estate inventory in the Company’s primary market area of the Augusta-Richmond County, GA-SC MSA have slowed and prices have declined but less than the national rate. Conditions on certain loans the Company has made in markets outside the Company’s primary market area are outlined in Table 12. The residential category, 25.87% of the portfolio, represents those loans that the Company chooses to maintain in its portfolio rather than selling into the secondary market for marketing and competitive reasons and commercial loans secured by residential real estate.

The Company has no large loan concentrations to individual borrowers. Unsecured loans at June 30, 2010 totaled $19,594.
Interest reserves are established for certain ADC (acquisition development and construction) loans based on the feasibility of the project, the timeframe for completion, the creditworthiness of the borrower and guarantors, and collateral. An interest reserve allows the borrower’s interest cost to be capitalized and added to the loan balance. As a matter of practice the Company does not generally establish loan funded interest reserves on ADC loans; however, the Company’s loan portfolio includes six loans with interest reserves at June 30, 2010. The following tables detail the loans and accompanying interest reserves as of June 30, 2010 and December 31, 2009.

	June 30, 2010
		Reserves
	Balance	Original	Advanced	Remaining
	(Dollars in thousands)

Loan 1	$4,219	179	179	—
Loan 2	10,213	300	296	4
Loan 3	2,515	255	255	—
Loan 4	454	30	30	—
Loan 5	164	10	10	—
Loan 6	1,112	81	81	—

	December 31, 2009
		Reserves
	Balance	Original	Advanced	Remaining
	(Dollars in thousands)

Loan 1	$4,278	179	179	—
Loan 2	9,666	300	77	223
Loan 3	2,598	255	255	—
Loan 4	455	30	30	—
Loan 5	166	10	10	—
Loan 6	1,133	81	81	—

Underwriting for ADC loans with interest reserves follows the same process as those loans without reserves. In order for the bank to establish a loan-funded interest reserve, the borrower must have the ability to repay without the use of a reserve and a history of developing and stabilizing similar properties. All ADC loans, including those with interest reserves, are carefully monitored through periodic construction site inspections by Bank employees or third party inspectors to ensure projects are moving along as planned. The Bank assesses the appropriateness of the use of interest reserves during the entire term of the loan as well as the adequacy of the reserve. Collateral inspections are completed before approval of advances. Two of these loans have been renewed; one due to delays and time needed to obtain current financial information on the guarantors and another to allow for completion of the final punch list and negotiation of the permanent loan. None of these loans have been restructured or are currently on nonaccrual.
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
Depending upon the individual facts, circumstances and the result of the Classified/Watch review process, Executive Management may categorize the loan relationship as impaired. Once that determination has occurred, Executive Management in conjunction with Credit Administration personnel, will complete an evaluation of the collateral (for collateral-dependent loans) based upon appraisals on file adjusting for current market conditions and other local factors that may affect collateral value. This judgmental evaluation may produce an initial specific allowance for placement in the Company’s Allowance for Loan & Lease Losses calculation. As soon as practical, updated appraisals on the collateral backing that impaired loan relationship are ordered. When the updated appraisals are received, Executive Management with assistance from Credit Administration department personnel reviews the appraisal, and updates the specific allowance analysis for each loan relationship accordingly. The Director’s Loan Committee reviews on a quarterly basis the Classified/Watch reports including changes in credit grades of 5 or higher as well as all impaired loans, the related allowances and OREO.
In general, once the specific allowance has been finalized, Executive Management will authorize a charge-off prior to the following calendar quarter-end in which that reserve calculation is finalized.
The review process also provides for the upgrade of loans that show improvement since the last review.
Nonperforming Assets
Non-performing assets include nonaccrual loans, loans past due 90 days or more, restructured loans and other real estate owned. Table 10 shows the current and prior period amounts of non-performing assets. Non-performing assets were $39,926 at June 30, 2010, compared to $40,231 at December 31, 2009 and $53,350 at June 30, 2009. Significant changes from December 2009 to June 2010 include a $918 increase in restructured loans still accruing, a $769 decrease in other real estate owned and a $454 decrease in nonaccrual loans.
There were $299 loans past due 90 days or more and still accruing at June 30, 2010 compared to $3,478 at June 30, 2009 and none at December 31, 2009.

Restructured loans are loans on which the original terms have been modified in favor of the borrower or either principal or interest has been forgiven due to deterioration in the borrower’s financial condition. There were $1,748 in restructured loans at June 30, 2010 of which $830 were on nonaccrual status. Restructured loans totaled $0 in June 30, 2009 and $1,656 at December 31, 2009. These restructured loans at December 31, 2009 were on nonaccrual status at year end and are included under nonaccrual loans in the table below.
Table 10 — Non-Performing Assets

	June 30, 2010	December 31, 2009	June 30, 2009
	(Dollars in thousands)
Nonaccrual loans:
Commercial financial and agricultural	$637	$616	$690
Real Estate:
Commercial	10,038	2,932	2,423
Residential	4,601	4,623	4,801
Acquisition, development and construction	16,054	23,755	31,266
Consumer:
Direct	473	331	384
Revolving	—	—	—

Total Nonaccrual loans	31,803	32,257	39,564

Restructured loans (1)	918	—	—
Other real estate owned	7,205	7,974	13,786

Total Non-performing assets	$39,926	$40,231	$53,350

Loans past due 90 days or more and still accruing interest	$299	$—	$3,478

Non-performing assets to total assets	2.53%	2.70%	3.65%

Non-performing assets to total loans and OREO	4.40%	4.26%	5.49%

Allowance for loan loss to total non-performing loans	74.92%	69.25%	40.52%

(1)	Restructured loans on nonaccrual status at period end are included under nonaccrual loans in the table.
The ratio of non-performing assets to total loans and other real estate was 4.40% at June 30, 2010 compared to 4.26% at December 31, 2009 and 5.49% at June 30, 2009. The ratio of allowance for loan losses to total non-performing loans was 74.92% at June 30, 2010 compared to 69.25% at December 31, 2009 and 40.52% at June 30, 2009. The resolution of non-performing assets continues to be a priority of management.

The table below presents a roll forward of other real estate owned for the six month period ended June 30, 2010 and 2009, respectively.
Table 11 — Other Real Estate Owned

	2010	2009
	(Dollars in thousands)

Beginning balance, January 1	$7,974	5,734
Additions	5,544	11,304
Increase in valuation allowance	(697)	—
Sales	(5,985)	(2,961)
Gain (loss) on sale of OREO	369	(291)

Ending balance, June 30	$7,205	13,786

The following table provides details of other real estate owned as of June 30, 2010 and 2009, respectively.

	2010	2009
	(Dollars in thousands)

Other Real Estate:
Single family developed lots	$2,350	$1,820
Single family undeveloped land	—	1,050
1-4 Family residential	1,071	3,787
Commercial real estate	1,925	4,243
Condominums	2,827	2,886

	8,173	13,786

Valuation allowance	(968)	—

	$7,205	$13,786

The decrease in other real estate owned is primarily due to an aggressive liquidation the Company began in the fourth quarter of 2009 in response to plummeting real estate values in metro Atlanta, Athens and Savannah, Georgia. In the first half of 2010 proceeds of $3,650 generated from the sale of a 71 acre tract of commercial land and a $697 increase to the valuation allowance based on recent appraisals also contributed to the decline in other real estate. The net decrease in nonaccrual loans reflects increased levels of such loans which were more than offset by foreclosures. A significant portion of the increases were in ADC loans. The following table provides further information regarding the Company’s nonaccrual loans.

			Nonaccrual					Appraisal	Appraised
	Balance	Originated	Date	Trigger	Collateral	Allowance	Method	Date	Value
	(Dollars in thousands)
Commercial Real Estate	$1,268	04/08/08	03/30/10	delinquency	equipment, land & stock	—	collateral value	05/10	1,277
ADC Loan — Greenville, South Carolina	2,556	03/05/08-10/01/08	06/14/10	delinquency	home & land	—	collateral value	05/10	2,840
ADC Loan — Savannah, Georgia	1,523	09/30/08	05/06/10	delinquency	lots	—	collateral value	06/10	1,650
ADC Loan — CSRA	1,247	12/16/05-02/19/10	11/09-2/10	delinquency	lots & land	—	collateral value	03/10	1,761
1-4 Family Residential	1,162	10/22/07-09/04/08	11/30/09	delinquency	houses & lots	—	collateral value	03/10	1,173
Commercial Real Estate	963	12/07/06-01/20/09	06/21/10	financial condition	land	—	collateral value	1/06-5/07	1,527
1-4 Family Residential	899	04/19/07	06/21/10	financial condition	home	68	collateral value	6/10 - listing	995
ADC Loan — CSRA	1,060	08/17/07-05/02/08	12/30/09	delinquency	lots	—	collateral value	12/09	1,220
ADC Loan — CSRA	3,242	08/25/06	08/17/09	delinquency	lots & land	—	collateral value	09/09	6,333
Commercial Real Estate*	3,919	12/19/08	01/15/10	delinquency	golf course	—	collateral value	03/10	8,100
ADC Loan — CSRA*	2,668	01/02/07-03/01/10	1/10-3/10	delinquency	homes, lots & land	—	collateral value	03/10	2,002
ADC Loan — Athens, Georgia	2,413	08/18/06-01/10/07	01/28/09	delinquency	land & townhomes	—	collateral value	02/09	3,526
	$22,920

Other, net	8,883
Nonaccrual loans at June 30, 2010	$31,803
*ADC Loan cross collateralized by CRE
Allowance for Loan Losses
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
Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management’s analysis of risk in the loan portfolio. Loans determined to be uncollectible are charged to the allowance for loan losses and subsequent recoveries are added to the allowance. A provision for losses in the amount of $3,794 was charged to expense for the quarter ended June 30, 2010 compared to $5,114 for the 2009 quarter and $7,082 for the six months ended June 30, 2010 compared to $9,863 for the six months ended June 30, 2009.
Significant portions of the overall level of losses in 2010 relate to the charge off of specific reserve allowances on impaired loans. The following table provides selected asset quality information related to the acquisition development and construction loan portfolio as of June 30, 2010 and December 31, 2009.

Table 12 — Acquisition Development and Construction Loans

	June 30,	December 31,
	2010	2009
	(Dollars in thousands)

CSRA — primary market area
Period-end loans	173,265	195,394
Impaired loans	7,448	11,278
Classified/watch rated loans	31,819	27,237
Charge-offs % (annualized)	1.31%	0.44%
Specific reserve allowance / Impaired loans	0.00%	10.29%
General reserve allowance / Loans not impaired %	2.88%	2.10%
Allowance / Charge-offs	2.40	6.94

Savannah, Georgia
Period-end loans	13,475	19,666
Impaired loans	1,750	1,300
Classified/watch rated loans	1,331	4,064
Charge-offs % (annualized)	13.45%	11.21%
Specific reserve allowance / Impaired loans	0.00%	8.62%
General reserve allowance / Loans not impaired %	3.22%	3.42%
Allowance / Charge-offs	0.21	0.34

Athens, Georgia
Period-end loans	16,460	20,031
Impaired loans	3,332	8,457
Classified/watch rated loans	2,256	2,742
Charge-offs % (annualized)	(2.04%)	47.59%
Specific reserve allowance / Impaired loans	0.00%	0.00%
General reserve allowance / Loans not impaired %	10.66%	10.68%
Allowance / Charge-offs	(4.17)	0.13

ADC Participations — Georgia
Period-end loans	6,500	9,893
Impaired loans	—	3,393
Classified/watch rated loans	6,500	6,500
Charge-offs % (annualized)	45.05%	47.41%
Specific reserve allowance / Impaired loans	0.00%	20.81%
General reserve allowance / Loans not impaired %	9.51%	9.50%
Allowance / Charge-offs	0.21	0.28

ADC Participations — Florida
Period-end loans	3,600	4,034
Impaired loans	600	1,034
Classified/watch rated loans	—	—
Charge-offs % (annualized)	10.83%	10.26%
Specific reserve allowance / Impaired loans	0.00%	0.00%
General reserve allowance / Loans not impaired %	10.00%	10.00%
Allowance / Charge-offs	0.77	0.72

At June 30, 2010 the ratio of allowance for loan losses to total loans was 2.65% compared to 2.38% at December 31, 2009 and 1.67% at June 30, 2009. The increase in the allowance for loan losses as of June 30, 2010 as compared to June 30, 2009 is primarily due to higher levels of classified and watch-rated loans as well as management’s assessment of current economic environment. Also impacting the allowance were charge-offs of $6,498 of which $4,838, or 74.45%, were related to ADC loans. Of the ADC charge-offs $1,659, or 34.29%, are related to collateral dependent ADC loan participations and $906 or 18.73% are related to ADC loans in the Savannah, Georgia market. The provision for loan losses exceeded charge-offs during the quarter which contributed to an increase in the ratio of allowance for loan losses to total loans as noted in the table below.
Table 13 — Allowance for Loan Losses

	June 30,
	2010	2009
	(Dollars in thousands)

Total loans outstanding at end of period, net of unearned income	$900,167	$957,727

Average loans outstanding, net of unearned income	$912,181	$971,139

Balance of allowance for loan losses at beginning of year	$22,338	$14,742

Charge-offs:
Commercial, financial and agricultural	343	429
Real estate — commercial	463	—
Real estate — acquisition, development and construction	4,838	7,100
Real estate — residential mortgage	564	1,213
Consumer	290	332

Total charge-offs	6,498	9,074

Recoveries of previous loan losses:
Commercial, financial and agricultural	116	207
Real estate — commercial	5	—
Real estate — acquisition, development and construction	530	1
Real estate — residential mortgage	33	168
Consumer	220	124

Total recoveries	904	500

Net loan losses	5,594	8,574
Provision for loan losses	7,082	9,863

Balance of allowance for loan losses at end of period	$23,826	$16,031

Allowance for loan losses to period end loans	2.65%	1.67%
Annualized net charge-offs to average loans	1.24%	1.78%

Management considers the current allowance for loan losses appropriate based upon its analysis in the portfolio using the methods previously discussed. Management’s judgment is based upon a number of assumptions about events which are believed to be reasonable, but which may or may not prove correct. While it is the Company’s policy to charge off in the current period the loans in which a loss is considered probable, there are additional risks of losses which cannot be quantified precisely or attributed to a particular loan or class of loans. Because management evaluates such factors as changes in the nature and volume of the loan portfolio, historical loss rates, overall portfolio quality, review of specific problem loans, and current economic conditions and trends that may affect a borrower’s ability to repay, management’s judgment as to the adequacy of the allowance is necessarily approximate and imprecise. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance will not be required.
Liquidity and Capital Resources
The Company has maintained adequate liquidity to meet operating and loan funding requirements despite the lack of such demand due to current market conditions. The loan to deposit ratio at June 30, 2010 was 65.64% compared to 73.21% at December 31, 2009 and 82.41% at June 30, 2009. The decrease in the loan to deposit ratio from December 31, 2009 to June 30, 2010 reflects the decreased demand for loans resulting from the slowing economy coupled with an increased level of deposits. Deposits at June 30, 2010 and December 31, 2009 include $210,276 and $255,876 of brokered certificates of deposit, respectively. The Bank and the Thrift have also utilized borrowings from the Federal Home Loan Bank. They each maintain a line of credit with the Federal Home Loan Bank approximating 10% of their total assets. Federal Home Loan Bank advances are collateralized by eligible first mortgage loans, commercial real estate loans and investment securities. These borrowings totaled $72,000 at June 30, 2010. The Bank maintains repurchase lines of credit with SunTrust Robinson Humphrey, Atlanta, Georgia, for advances up to $20,000 of which no amounts were outstanding at June 30, 2010. The Bank has a federal funds purchased accommodation with SunTrust Bank, Atlanta, Georgia for advances up to $10,000 and a $10,000 repurchase line of credit with Center State Bank, Orlando, Florida. Additionally, liquidity needs can be supplemented by the structuring of the maturities of investment securities and the pricing and maturities on loans and deposits offered to customers. The Company also uses retail securities sold under repurchase agreements to fund growth. Retail securities sold under repurchase agreements were $448 at June 30, 2010.
Stockholders’ equity to total assets was 6.45% at June 30, 2010 compared to 6.29% at December 31, 2009 and 7.04% at June 30, 2009. The capital of the Company exceeded all required regulatory guidelines at June 30, 2010. The Company’s Tier 1 risk-based, total risk-based and leverage capital ratios were 11.75%, 13.19%, and 7.62%, respectively, at June 30, 2010.

The following table reflects the current regulatory capital levels in more detail, including comparisons to the regulatory minimums.
Table 14 — Regulatory Capital Requirements
June 30, 2010

			Required for capital
	Actual		adequacy purposes		Excess
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Southeastern Bank Financial Corporation

Risk-based capital:
Tier 1 capital	$117,937	11.75%	40,139	4.00%	77,798	7.75%
Total capital	132,388	13.19%	80,277	8.00%	52,111	5.19%
Tier 1 leverage ratio	117,937	7.62%	61,877	4.00%	56,060	3.62%

Georgia Bank & Trust Company

Risk-based capital:
Tier 1 capital	$102,884	11.65%	35,327	4.00%	67,557	7.65%
Total capital	114,057	12.91%	70,654	8.00%	43,403	4.91%
Tier 1 leverage ratio	102,884	7.47%	62,001	4.50%	40,883	2.97%

Southern Bank & Trust

Risk-based capital:
Tier 1 capital	$14,415	12.12%	4,758	4.00%	9,657	8.12%
Total capital	15,908	13.37%	9,517	8.00%	6,391	5.37%
Tier 1 leverage ratio	14,415	8.20%	7,029	4.00%	7,386	4.20%
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

Unfunded commitments to extend credit where contract amounts represent potential credit risk totaled $133,778 at June 30, 2010. These commitments are primarily at variable interest rates.
The Company’s commitments are funded through internal funding sources of scheduled repayments of loans and sales and maturities of investment securities available-for-sale or external funding sources through acceptance of deposits from customers or borrowings from other financial institutions.
The following table is a summary of the Company’s commitments to extend credit, commitments under contractual leases as well as the Company’s contractual obligations, consisting of deposits, FHLB advances, which are subject to early termination options, and borrowed funds by contractual maturity date.
Table 15 — Commitments and Contractual Obligations

	Less than	1 - 3	3 - 5	More than
	1 Year	Years	Years	5 Years
	(Dollars in thousands)

Lines of credit	$133,778	—	—	—
Lease agreements	307	352	91	44
Deposits	1,207,063	147,050	15,934	1,395
Securities sold under repurchase agreements	448	—	—	—
FHLB advances	20,000	10,000	3,000	39,000
Other borrowings	900	—	—	—
Subordinated debentures	—	—	2,947	20,000

Total commitments and contractual obligations	$1,362,496	$157,402	$21,972	$60,439

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
Regulatory Reform Legislation
On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Reform Act”) was signed into law. The Dodd-Frank Reform Act represents a significant overhaul of many aspects of the regulation of the financial services industry, although many of its provisions (e.g., the interchange and trust preferred capital limitations) apply to companies that are significantly larger than the Company. The Dodd-Frank Reform Act directs applicable regulatory authorities to promulgate regulations implementing its provisions, and its effect on the Company and on the financial services industry as a whole will be clarified as those regulations are issued. Major elements of the Dodd-Frank Reform Act include:
• A permanent increase in deposit insurance coverage to $250,000 per account, permanent unlimited deposit insurance on noninterest-bearing transaction accounts, and an increase in the minimum Deposit Insurance Fund reserve requirement from 1.15% to 1.35%, with assessments to be based on assets as opposed to deposits.
• New disclosure and other requirements relating to executive compensation and corporate governance.
• Amendments to the Truth in Lending Act aimed at improving consumer protections with respect to mortgage originations, including originator compensation, minimum repayment standards, and prepayment considerations.
• The establishment of the Financial Stability Oversight Council, which will be responsible for identifying and monitoring systemic risks posed by financial firms, activities, and practices.
• The development of regulations to limit debit card interchange fees.

• The future elimination of trust preferred securities as a permitted element of Tier 1 capital.
• The creation of a special regime to allow for the orderly liquidation of systemically important financial companies, including the establishment of an orderly liquidation fund.
• The development of regulations to address derivatives markets, including clearing and exchange trading requirements and a framework for regulating derivatives-market participants.
• Enhanced supervision of credit rating agencies through the Office of Credit Ratings within the SEC.
• Increased regulation of asset-backed securities, including a requirement that issuers of asset-backed securities retain at least 5% of the risk of the asset-backed securities.
• The establishment of a Bureau of Consumer Financial Protection, within the Federal Reserve, to serve as a dedicated consumer-protection regulatory body.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2010, there were no substantial changes in the interest rate sensitivity analysis or the sensitivity of market value of portfolio equity for various changes in interest rates calculated as of December 31, 2009. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company’s audited consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2009 included in the Company’s 2009 Annual Report on Form 10-K.
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
On April 15, 2004, the Company announced the commencement of a stock repurchase program, pursuant to which it will, from time to time, repurchase up to 100,000 shares of its outstanding stock. The program does not have a stated expiration date. No stock repurchase programs were terminated during the second quarter of 2010 and there were no shares repurchased under the existing stock repurchase plan or otherwise during the second quarter.
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

SOUTHEASTERN BANK FINANCIAL CORPORATION
Date: July 30, 2010	By:	/s/ Darrell R. Rains
Darrell R. Rains
Group Vice President, Chief Financial Officer (Duly Authorized Officer of Registrant and Principal Financial Officer)