Form 10-Q
period 2010-09-30
Southeastern Bank Financial CORP
filed 2010-10-29
CIK 880116

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010.
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
6,675,147 shares of common stock, $3.00 par value per share, outstanding as of October 28, 2010.

SOUTHEASTERN BANK FINANCIAL CORPORATION
FORM 10-Q
INDEX

*	No information submitted under this caption

PART I
FINANCIAL INFORMATION

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	September 30,
	2010	December 31,
	(Unaudited)	2009
Assets

Cash and due from banks	$80,322	$123,661
Federal funds sold	—	7,300
Interest-bearing deposits in other banks	37,586	17,033

Cash and cash equivalents	117,908	147,994

Investment securities
Available-for-sale	541,549	306,216
Held-to-maturity, at cost (fair values of $312 and $492, respectively)	310	490

Loans held for sale	31,804	19,157

Loans	888,596	937,489
Less allowance for loan losses	25,540	22,338

Loans, net	863,056	915,151

Premises and equipment, net	29,971	31,702
Accrued interest receivable	6,226	6,091
Bank-owned life insurance	23,957	23,248
Restricted equity securities	5,912	6,338
Other real estate owned	7,106	7,974
Prepaid FDIC assessment	5,377	6,886
Deferred tax asset	9,685	11,160
Other assets	3,864	8,712

	$1,646,725	$1,491,119

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	September 30,
	2010	December 31,
	(Unaudited)	2009
Liabilities and Stockholders’ Equity

Deposits
Noninterest-bearing	$120,700	$114,780
Interest-bearing:
NOW accounts	368,994	210,438
Savings	408,551	343,740
Money management accounts	36,783	44,781
Time deposits over $100	357,564	418,751
Other time deposits	142,761	148,044

	1,435,353	1,280,534

Securities sold under repurchase agreements	438	3,188
Advances from Federal Home Loan Bank	67,000	77,000
Other borrowed funds	700	600
Accrued interest payable and other liabilities	16,034	13,106
Subordinated debentures	22,947	22,947

Total liabilities	1,542,472	1,397,375

Stockholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; 0 shares outstanding in 2010 and 2009, respectively	—	—
Common stock, $3.00 par value; 10,000,000 shares authorized; 6,674,465 and 6,672,826 shares issued and outstanding in 2010 and 2009, respectively	20,023	20,018
Additional paid-in capital	62,553	62,360
Retained earnings	17,403	12,692
Accumulated other comprehensive income (loss), net	4,274	(1,326)

Total stockholders’ equity	104,253	93,744

	$1,646,725	$1,491,119

See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
(Dollars in thousands, except share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Interest income:
Loans, including fees	$13,611	$14,218	$40,471	$42,228
Investment securities	4,169	3,294	11,543	10,964
Federal funds sold	2	4	9	25
Interest-bearing deposits in other banks	112	86	294	127

Total interest income	17,894	17,602	52,317	53,344

Interest expense:
Deposits	5,187	5,658	15,873	18,469
Federal funds purchased and securities sold under repurchase agreements	2	114	18	320
Other borrowings	912	1,009	2,757	2,928

Total interest expense	6,101	6,781	18,648	21,717

Net interest income	11,793	10,821	33,669	31,627

Provision for loan losses	4,759	4,879	11,841	14,741

Net interest income after provision for loan losses	7,034	5,942	21,828	16,886

Noninterest income:
Service charges and fees on deposits	1,802	1,846	5,145	5,224
Gain on sales of loans	2,877	1,945	6,453	6,643
Gain (loss) on sale of fixed assets	(1)	—	26	(16)
Investment securities gains (losses), net	775	381	937	1,693
Other-than-temporary loss
Total impairment loss	(96)	(619)	(96)	(1,810)
Loss recognized in other comprehensive income	—	263	—	835

Net impairment loss recognized in earnings	(96)	(356)	(96)	(975)
Retail investment income	497	326	1,248	854
Trust service fees	276	268	853	766
Increase in cash surrender value of bank-owned life insurance	257	256	709	649
Miscellaneous income	149	142	466	428

Total noninterest income	6,536	4,808	15,741	15,266

Noninterest expense:
Salaries and other personnel expense	6,115	5,469	17,524	16,927
Occupancy expenses	1,132	1,213	3,469	3,495
Other real estate losses	708	225	1,036	516
Other operating expenses	3,028	3,357	8,948	9,968

Total noninterest expense	10,983	10,264	30,977	30,906

Income before income taxes	2,587	486	6,592	1,246

Income tax expense (benefit)	752	(254)	1,882	(187)

Net income	$1,835	$740	$4,710	$1,433

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
(Dollars in thousands, except share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Basic net income per share	$0.27	$0.11	$0.71	$0.23

Diluted net income per share	$0.27	$0.11	$0.71	$0.23

Weighted average common shares outstanding	6,674,465	6,672,118	6,673,912	6,338,632

Weighted average number of common and common equivalent shares outstanding	6,674,465	6,672,388	6,673,912	6,344,275

See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net income	$4,710	$1,433
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	2,018	2,027
Deferred income tax benefit	(1,982)	—
Provision for loan losses	11,841	14,741
Net investment securities (gains) losses	(841)	(718)
Net amortization of premium on investment securities	1,057	146
Increase in CSV of Bank-owned life insurance	(709)	(649)
Stock options compensation cost	181	141
(Gain) loss on disposal of premises and equipment	(26)	16
Deferred gain on the sale of other real estate	(17)	—
(Gain) loss on the sale of other real estate	(344)	516
Increase in other real estate valuation allowance	1,380	—
Gain on sales of loans	(6,453)	(6,643)
Real estate loans originated for sale	(244,807)	(289,322)
Proceeds from sales of real estate loans	238,612	294,086
(Increase) decrease in accrued interest receivable	(135)	716
Decrease (increase) in other assets	6,357	(800)
Increase (decrease) in accrued interest payable and other liabilities	2,928	(120)

Net cash provided by operating activities	13,770	15,570

Cash flows from investing activities:
Proceeds from sales of available-for-sale securities	41,907	79,533
Proceeds from maturities and calls of available-for-sale securities	139,190	111,070
Proceeds from maturities of held-to-maturity securities	180	203
Purchase of available-for-sale securities	(407,589)	(201,968)
Purchase of restricted equity securities	—	(322)
Proceeds from redemption of FHLB stock	426	23
Net decrease (increase) in loans	32,343	(5,675)
Purchase of Bank-owned life insurance	—	(5,000)
Additions to premises and equipment	(290)	(685)
Proceeds from sale of other real estate	7,760	6,430
Proceeds from sale of premises and equipment	30	270

Net cash used in investing activities	(186,043)	(16,121)

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009

Cash flows from financing activities:
Net increase in deposits	154,819	119,196
Net decrease in securities sold under repurchase agreements	(2,750)	(61,693)
Payments of Federal Home Loan Bank advances	(10,000)	(7,000)
Proceeds from subordinated debentures	—	2,947
Proceeds from other borrowed funds	100	600
Purchase of treasury stock	—	(5)
Proceeds from issuance of common stock	—	9,010
Payment of cash dividends	—	(778)
Proceeds from Directors’ stock purchase plan	18	24

Net cash provided by financing activities	142,187	62,301

Net (decrease) increase in cash and cash equivalents	$(30,086)	$61,750

Cash and cash equivalents at beginning of period	147,994	37,768

Cash and cash equivalents at end of period	$117,908	$99,518

Supplemental disclosures of cash paid during the period for:
Interest	$18,780	$23,043

Income taxes	$(1,213)	$351

Supplemental information on noncash investing activities:
Loans transferred to other real estate	$7,911	$16,831

See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2010
Note 1 — Basis of Presentation
The accompanying consolidated financial statements include the accounts of Southeastern Bank Financial Corporation (the “Company”), and its wholly-owned subsidiaries, Georgia Bank & Trust Company of Augusta (“GB&T”) and Southern Bank & Trust (“SB&T”). Significant intercompany transactions and accounts are eliminated in consolidation. Dollar amounts are rounded to thousands except share and per share data.
The financial statements for the three and nine months ended September 30, 2010 and 2009 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.
In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations and cash flows for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results of operations which the Company may achieve for the entire year.
Some items in the prior period financial statements were reclassified to conform to the current presentation.
Note 2 — Recent Accounting Pronouncements
In July 2010, the FASB amended existing guidance related to financing receivables and the allowance for credit losses, which requires further disaggregated disclosures that improve financial statement users’ understanding of 1) the nature of an entity’s credit risk associated with its financing receivables and 2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The new and amended disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The adoption of this standard is not expected to have a material effect on the Company’s result of operations or financial position but it will require expansion of the Company’s future disclosures.

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
Note 3 — Investment Securities
The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio at September 30, 2010 and December 31, 2009 and the corresponding amounts of unrealized gains and losses therein.

	September 30, 2010
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
	(Dollars in thousands)
Available-for-sale
Mortgage backed securities
U.S. GSE’s* MBS — residential	$85,890	2,400	(353)	87,937
U.S. GSE’s CMO	166,433	2,573	(568)	168,438
Other CMO	3,908	37	(87)	3,858

Total MBS	$256,231	5,010	(1,008)	260,233

Obligations of U.S. Government agencies	$197,126	1,376	(39)	198,463
Obligations of states and political subdivisions	48,608	1,284	(31)	49,861
Corporate bonds	32,695	568	(273)	32,990
Equity securities	2	—	—	2

	$534,662	8,238	(1,351)	541,549

Held-to-maturity
Obligations of states and political subdivisions	$310	2	—	312

	$310	2	—	312

*	Government sponsored entities

	December 31, 2009
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
	(Dollars in thousands)
Available-for-sale
Mortgage backed securities
U.S. GSE’s MBS — residential	$87,113	2,245	(205)	89,153
U.S. GSE’s CMO	107,153	1,116	(1,427)	106,842
Other CMO	7,834	142	(301)	7,675

Total MBS	$202,100	3,503	(1,933)	203,670

Obligations of U.S. Government agencies	$67,290	43	(1,003)	66,330
Obligations of states and political subdivisions	26,402	299	(521)	26,180
Corporate bonds	12,591	35	(2,594)	10,032
Equity securities	4	—	—	4

	$308,387	3,880	(6,051)	306,216

Held-to-maturity
Obligations of states and political subdivisions	$490	2	—	492

	$490	2	—	492

The amortized cost and fair value of the investment securities portfolio excluding equity securities are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2010
	Amortized	Estimated
	cost	fair value
	(Dollars in thousands)
Available-for-sale:
One year or less	$8	8
After one year through five years	19,104	19,261
After five years through ten years	102,114	103,402
After ten years	413,434	418,876

	$534,660	541,547

Held-to-maturity:
After one year through five years	$310	312

	$310	312

The following tables summarize the investment securities with unrealized losses at September 30, 2010 and December 31, 2009, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position.

	September 30, 2010
	Less than 12 months		12 months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
	(Dollars in thousands)
Temporarily impaired
Mortgage backed securities
U.S. GSE’s MBS — residential	$22,771	156	453	197	23,224	353
U.S. GSE’s CMO	55,409	568	—	—	55,409	568
Other CMO	—	—	2,000	87	2,000	87

Total MBS	$78,180	724	2,453	284	80,633	1,008

Obligations of U.S. Government agencies	$13,396	38	2,612	1	16,008	39
Obligations of states and political subdivisions	2,125	—	2,370	31	4,495	31
Corporate bonds	5,521	166	2,867	107	8,388	273

	$99,222	928	10,302	423	109,524	1,351

Other-than-temporarily impaired
Mortgage backed securities
Other CMO	$—	—	1,142	—	1,142	—

	$99,222	928	11,444	423	110,666	1,351

	December 31, 2009
	Less than 12 months		12 months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
	(Dollars in thousands)
Temporarily impaired
Mortgage backed securities
U.S. GSE’s MBS — residential	$21,996	205	—	—	21,996	205
U.S. GSE’s CMO	61,373	1,408	665	19	62,038	1,427
Other CMO	—	—	4,243	285	4,243	285

Total MBS	$83,369	1,613	4,908	304	88,277	1,917

Obligations of U.S. Government agencies	$43,528	1,003	—	—	43,528	1,003
Obligations of states and political subdivisions	8,644	220	4,457	301	13,101	521
Corporate bonds	733	267	6,291	2,327	7,024	2,594

	$136,274	3,103	15,656	2,932	151,930	6,035

Other-than-temporarily impaired
Mortgage backed securities
Other CMO	$—	—	748	16	748	16

	$136,274	3,103	16,404	2,948	152,678	6,051

Proceeds from maturities, sales and calls of securities available-for-sale were $95,280 and $41,697 for the three months ended September 30, 2010 and 2009, respectively. Gross gains of $845 and $386 and gross losses of $70 and $5 were realized on these sales and calls during 2010 and 2009, respectively.

Proceeds from maturities, sales and calls of securities available-for-sale were $181,097 and $190,603 for the nine months ended September 30, 2010 and 2009, respectively. Gross gains of $1,221 and $2,265 and gross losses of $284 and $575 were realized on these sales and calls during 2010 and 2009, respectively.
Other-Than-Temporary Impairment — September 30, 2010
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
As of September 30, 2010, the Company’s security portfolio consisted of 305 securities, 52 of which were in an unrealized loss position. The majority, or 95.00%, of unrealized losses were related to the Company’s mortgage-backed and corporate securities as discussed below.

Mortgage-backed Securities
At September 30, 2010, $256,375 or approximately 98.52% of the Company’s mortgage-backed securities were issued by U.S. government-sponsored entities and agencies, primarily the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), the Federal Home Loan Bank (“FHLB”) and the Government National Mortgage Association (“Ginnie Mae”), institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2010.
The Company’s mortgage-backed securities portfolio also includes five non-agency collateralized mortgage obligations with a market value of $3,858 which had unrealized losses of approximately $87 at September 30, 2010. These non-agency securities were rated AAA at purchase.
At September 30, 2010, four of these non-agency securities were rated below investment grade and a cash flow analysis was performed to evaluate OTTI. The assumptions used in the model include expected future default rates, loss severity and prepayments. The model also takes into account the structure of the security including credit support. Based on these assumptions the model calculates and projects the timing and amount of interest and principal payments expected for the security. In addition the model was used to “stress” each security, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the security could no longer fully support repayment. Upon completion of the September 30, 2010 analysis, our model indicated other-than-temporary impairment on one of these securities. This security had OTTI losses of $96 and remained classified as available-for-sale at September 30, 2010.
At September 30, 2010, the fair values of three collateralized mortgage obligations totaling $2,925 were measured using Level 3 inputs because the market for them has become illiquid, as indicated by few, if any, trades during the period. The discount rates used in the valuation model were based on a yield that the market would require for collateralized mortgage obligations with maturities and risk characteristics similar to the securities being measured.
Corporate Securities
The Company holds nineteen corporate securities totaling $32,990 with an unrealized loss of $273. The Company’s unrealized losses on corporate securities relate primarily to its investment in single issuer corporate and corporate trust preferred securities. At September 30, 2010 two of the corporate securities were rated below investment grade. The Company considered several factors including the financial condition and near term prospects of the issuers and concluded that the decline in fair value was primarily attributable to temporary illiquidity and the financial crisis affecting these markets and not necessarily the expected cash flows of the individual securities. Because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2010.

At September 30, 2010, the fair values of twelve corporate securities totaling $10,919 were measured using Level 3 inputs because the market for them has become illiquid, as indicated by few, if any, trades during the period. The discount rates used in the valuation model were based on current spreads to U.S. Treasury rates of long-term corporate debt obligations with maturities and risk characteristics similar to the subordinated debentures being measured. An additional adjustment to the discount rate for illiquidity in the market for subordinated debentures was not considered necessary based on the illiquidity premium already present in the spreads used to estimate the discount rate.
The table below presents a roll forward of the credit losses recognized in earnings for the three month period ended September 30, 2010.

Beginning balance, July 1, 2010	$—
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	96
Additions/Subtractions
Amounts realized for securities sold during the period	—
Amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	—
Reductions for increase in cash flows expected to be collected that are recognized over the remaining life of the security	—
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	—

Ending balance, September 30, 2010	$96

Other-Than-Temporary Impairment — September 30, 2009
As of September 30, 2009, the Company’s security portfolio consisted of 257 securities, 69 of which were in an unrealized loss position. The majority of unrealized losses were related to the Company’s mortgage-backed and corporate securities. Based on management’s evaluation at September 30, 2009, two securities were determined to be other-than-temporarily impaired, as discussed below.

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
At September 30, 2009, five of these non-agency securities were rated below investment grade and a cash flow analysis was performed to evaluate OTTI. The assumptions used in the model include expected future default rates, loss severity and prepayments. The model also takes into account the structure of the security including credit support. Based on these assumptions the model calculates and projects the timing and amount of interest and principal payments expected for the security. In addition the model was used to “stress” each security, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the security could no longer fully support repayment. Upon completion of the September 30, 2009 analysis, our model indicated other-than-temporary impairment on two of these securities. These securities had third quarter OTTI losses of $619, of which $356 was recorded as expense and $263 was recorded in other comprehensive income. Year to date these securities had OTTI losses of $1,310, of which $475 was recorded as expense and $835 was recorded in other comprehensive income. These two securities remained classified as available-for-sale at September 30, 2009.
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

Corporate Securities
The Company held thirteen corporate securities to eight issuers totaling $10,307 with an unrealized loss of $2,377. The Company’s unrealized losses on corporate securities relate primarily to its investment in single issuer corporate and corporate trust preferred securities. At September 30, 2009 three of the corporate securities were rated Speculative and five were rated Investment grade by at least one of the rating agencies, Moody’s, S&P and Fitch. Five of the securities to two issuers were not rated. These smaller issuers are also evaluated by internal credit standards. None of the issuers were in default and to date all interest payments have been made as contracted. The Company considered several factors including the financial condition and near term prospects of the issuers and concluded that the decline in fair value was primarily attributable to temporary illiquidity and the financial crisis affecting these markets and not necessarily the expected cash flows of the individual securities. Because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2009.
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
In addition to the securities discussed above, the Company had an investment in the senior debt of Silverton Financial Services, Inc. of $500 for which an other-than-temporary impairment charge was taken in 2009.
The following table presents a roll forward of the credit losses recognized in earnings for the three month period ended September 30, 2009:

Beginning balance, July 1, 2009	$619
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	—
Additions/Subtractions
Amounts realized for securities sold during the period	—
Amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	—
Reductions for increase in cash flows expected to be collected that are recognized over the remaining life of the security	—
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	356

Ending balance, September 30, 2009	$975

The following details the two mortgage backed securities and one single issuer corporate debt security with OTTI at September 30, 2009 and the related credit losses recognized in earnings:

	Silverton
	Financial
	Services, Inc	CMO 1	CMO 2	Total
	(Dollars in thousands)
Amount of other-than-temporary impairment related to credit losses at July 1, 2009	$500	$57	$62	$619

Addition for credit losses recognized in earnings	—	98	258	356

Amount of other-than-temporary impairment related to credit losses at September 30, 2009	$500	$155	$320	$975

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

		Estimated
	Amortized	Fair	Unrealized	Ratings as of Sept. 30, 2009
	cost	Value	Losses	S&P	Fitch	Moodys
	(Dollars in thousands)

Silverton Financial Services, Inc.	$—	$—	$—	NR	NR	NR
CMO 1	793	702	(91)	CCC	C	NR
CMO 2	1,316	1,144	(172)	CCC	NR	Caa2

Total	$2,109	$1,846	$(263)

Note 4 — Loans
The following table summarizes loans at September 30, 2010 and December 31, 2009.

	September 30, 2010	December 31, 2009
	(Dollars in thousands)

Commercial, financial, and agricultural	$97,123	102,160
Real estate:
Commercial	343,082	322,864
Residential	244,215	219,217
Acquisition, development and construction	185,934	270,062
Consumer installment	18,248	23,241

	$888,602	937,544

Less allowance for loan losses	25,540	22,338
Less deferred loan origination fees (costs)	6	55

	$863,056	915,151

Activity in the allowance for loan losses at September 30, 2010 and 2009 was as follows:

	September 30, 2010	September 30, 2009
	(Dollars in thousands)
Balance, beginning of year	$22,338	14,742
Provision for loan losses	11,841	14,741
Charge-offs	(9,653)	(13,313)
Recoveries	1,014	656

Balance, end of year	$25,540	16,826

Individually impaired loans (excluding smaller balance homogeneous loans) were as follows:

	September 30, 2010	December 31, 2009
	(Dollars in thousands)
Period end loans with no allocated allowance for loan losses	$10,426	$10,391
Period end loans with allocated allowance for loan losses	11,173	24,276

	$21,599	$34,667

Amount of the allowance for loan loss allocated	$448	$1,979

	September 30, 2010	December 31, 2009
	(Dollars in thousands)

Average of individually impaired loans during year	$25,757	$37,212
Interest income recognized during impairment	310	784
Cash-basis interest income recognized	310	784

Nonaccrual loans and loans past due 90 days still on accrual were as follows:

	September 30, 2010	December 31, 2009
	(Dollars in thousands)

Loans past due over 90 days still on accrual	$—	$—

Nonaccrual loans	24,533	32,257
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

Assets and Liabilities Measured on a Recurring Basis
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as of September 30, 2010 and December 31, 2009.

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Available-for-sale securities
Obligations of U.S. Government agencies	$198,463	34,689	163,774	—
Obligations of states and political subdivisions	49,861	18,421	31,440	—
Mortgage-backed securities
U.S. GSE’s MBS — residential	87,937	11,370	76,114	453
U.S. GSE’s CMO	168,438	6,541	161,897	—
Other CMO	3,858	—	933	2,925
Corporate bonds	32,990	12,536	9,535	10,919
Equity securities	2	2	—	—

Total available-for-sale securities	$541,549	83,559	443,693	14,297

Tax credits	375	—	—	375

Loans held for sale	31,804	—	31,804	—

Mortgage banking derivatives	12	—	12	—

Total	$573,740	83,559	475,509	14,672

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Available-for-sale securities
Obligations of U.S. Government agencies	$66,330	21,663	44,667	—
Obligations of states and political subdivisions	26,180	—	26,180	—
Mortgage-backed securities
U.S. GSE’s MBS — residential	89,153	—	88,601	552
U.S. GSE’s CMO	106,842	10,510	96,332	—
Other CMO	7,675	—	3,894	3,781
Corporate bonds	10,032	—	—	10,032
Equity securities	4	4	—	—

Total available-for-sale securities	$306,216	32,177	259,674	14,365

Tax credits	435	—	—	435

Loans held for sale	19,157	—	19,157	—

Mortgage banking derivatives	182	—	182	—

Total	$325,990	32,177	279,013	14,800

During the nine months ended September 30, 2010, two U.S. agency securities with a market value of $4,660 were transferred out of Level 2 and into Level 1. There were no transfers in and out of Level 3. The tables below present a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of September 30, 2010 and 2009.

	Fair Value Measurements Using Significant Unobservable Inputs
	(Level 3)
		Available-for-sale
	Tax credits	Securities	Total
	(Dollars in thousands)

Beginning balance, January 1, 2010	$435	14,365	14,800

Total gains or losses (realized/unrealized)
Included in earnings
Gain (loss) on sales	—	(122)	(122)
Other-than-temporary impairment	—	(96)	(96)
Amortization of tax credit investment	(60)	—	(60)
Included in other comprehensive income	—	1,940	1,940
Purchases, sales, issuances and settlements, net	—	(1,790)	(1,790)
Transfers in and/or out of Level 3	—	—	—

Ending balance, September 30, 2010	$375	14,297	14,672

	Fair Value Measurements Using Significant Unobservable Inputs
	(Level 3)
		Available-for-sale
	Tax credits	Securities	Total
	(Dollars in thousands)

Beginning balance, January 1, 2009	$515	4,130	4,645

Total gains or losses (realized/unrealized)
Included in earnings
Other-than-temporary impairment	—	(356)	(356)
Amortization of tax credit investment	(60)	—	(60)
Included in other comprehensive income	—	1,598	1,598
Transfers in and/or out of Level 3	—	9,133	9,133

Ending balance, September 30, 2009	$455	14,505	14,960

Assets and Liabilities Measured on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2010 and December 31, 2009 are summarized below.

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired loans	$10,860	—	—	10,860
Other real estate owned	7,106	—	—	7,106

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired loans	$22,581	—	—	22,581
Other real estate owned	7,974	—	—	7,974
The following represents impairment charges recognized during the period:
Impaired loans, which are measured for impairment using the fair value of collateral for collateral dependent loans, had a carrying amount of $11,173, with a valuation allowance of $448, resulting in an additional provision for loan losses of $1,821 and $3,900 for the three and nine months ended September 30, 2010, respectively. Impaired loans that are not carried at fair value had a carrying amount of $10,426 at September 30, 2010.
As of December 31, 2009, impaired loans had a carrying amount of $24,276, with a valuation allowance of $1,979, resulting in an additional provision for loan losses of $11,761 for the year ending 2009. Impaired loans that are not carried at fair value had a carrying amount of $10,391 at December 31, 2009.
Other real estate owned, which is carried at lower of cost or fair value, was $7,106 which consisted of the outstanding balance of $8,757, less a valuation allowance of $1,651, resulting in a write down of $683 and $1,380 for the three and nine months ended September 30, 2010, respectively.
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
(i)	Commitments
The difference between the carrying values and fair values of commitments to extend credit are not significant and are not disclosed.

The carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010
	Carrying	Estimated
	amount	fair value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$117,908	117,908
Investment securities	541,859	541,861
Loans, net	894,860	890,873
Financial liabilities:
Deposits with stated maturities	500,325	503,992
Deposits without stated maturities	935,028	935,028
Securities sold under repurchase agreements	438	438
Other borrowed funds	700	700
Advances from FHLB	67,000	73,572
Subordinated debentures	22,947	14,931

	December 31, 2009
	Carrying	Estimated
	amount	fair value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$147,994	147,994
Investment securities	306,706	306,708
Loans, net	934,308	943,885
Financial liabilities:
Deposits with stated maturities	566,795	570,791
Deposits without stated maturities	713,739	713,739
Securities sold under repurchase agreements	3,188	3,188
Other borrowed funds	600	600
Advances from FHLB	77,000	80,670
Subordinated debentures	22,947	14,793

Note 6 — Comprehensive Income
Other comprehensive income for the Company consists of changes in net unrealized gains and losses on investment securities available-for-sale. Net income of $1,835 coupled with a $545 change in other comprehensive income for the quarter resulted in total comprehensive income of $2,380 for the three months ended September 30, 2010 compared to total comprehensive income of $2,579 for the three months ended September 30, 2009. Net income of $4,710 coupled with a year to date $5,601 change in other comprehensive income resulted in a total comprehensive income of $10,311 for the nine months ended September 30, 2010 compared to total comprehensive income of $2,444 for the nine months ended September 30, 2009.
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
Overview
Southeastern Bank Financial Corporation (the “Company”) operates two wholly-owned subsidiaries in the Augusta-Richmond County, GA-SC metropolitan area. Georgia Bank & Trust Company (“GB&T”) was organized by a group of local citizens and commenced business on August 28, 1989, with one branch location. Today, it is Augusta’s largest community banking company operating nine full service branches in Augusta, Martinez, and Evans, Georgia and one branch in Athens, Georgia. Mortgage origination offices are located in Augusta, Savannah and Athens, Georgia. Southern Bank & Trust ( “SB&T”), originally a federally chartered thrift, was organized by the Company during 2005 and 2006 and opened its main office on September 12, 2006. Today it operates three full service branches in North Augusta and Aiken, South Carolina. The Company’s Operations Center is located in Martinez, Georgia and services both subsidiaries.
On July 16, 2010, SB&T filed an application with the South Carolina State Board of Financial Institutions to convert from a Thrift charter to a commercial bank charter under the laws of the State of South Carolina (the “Charter Conversion”). It also filed notifications with the Office of Thrift Supervision, the FDIC, the Georgia Department of Banking and Finance and with the Federal Reserve Bank of Atlanta in August 2010. The Charter Conversion was approved by the appropriate regulatory agencies and became effective October 1, 2010.
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
During the third quarter the Company made a decision to exit the Athens, Georgia market. The Bank plans to close its branch effective November 30, 2010. No material exit costs were incurred as a result of the decision.

The Company’s services include the origination of residential and commercial real estate loans, construction and development loans, and commercial and consumer loans. The Company also offers a variety of deposit programs, including noninterest-bearing demand, interest checking, money management, savings, and time deposits. In the primary market area, Augusta-Richmond County, GA-SC metropolitan area, the Company had 18.62% of all deposits and was the second largest depository institution at June 30, 2010, as cited from the Federal Deposit Insurance Corporation’s website. Securities sold under repurchase agreements are also offered. Additional services include wealth management, trust, retail investment, and mortgage. As a matter of practice, most mortgage loans are sold in the secondary market; however, some mortgage loans are placed in the portfolio based on asset/liability management strategies. The Company continues to concentrate on increasing its market share through various new deposit and loan products and other financial services, by adding locations, and by focusing on the customer relationship management philosophy. The Company is committed to building life-long relationships with its customers, employees, shareholders, and the communities it serves.
The Company’s primary source of income is from its lending activities followed by interest income from its investment activities, service charges and fees on deposits, and gain on sales of mortgage loans in the secondary market. Interest income on loans decreased during the first nine months of 2010 as compared to the first nine months of 2009 and is due primarily to decreased loan volume. Interest income on investment securities increased primarily due to a significantly larger investment portfolio but the increase was limited by declining yields on the portfolio. The average portfolio yield decreased due to declining market interest rates which caused higher yielding securities to be called. Decreases in non-sufficient funds (“NSF”) income on retail checking accounts, due primarily to decreased economic activity, were offset in part by increases in ATM/Debit card income which resulted in a net decrease in service charges and fees on deposits for the first nine months of 2010. For the nine month period gain on sales of loans decreased and resulted primarily from decreased mortgage refinancing activity during the first six months of the year. For the current quarter however, mortgage production increased sharply due to declining rates and resulted in increased gains on sales of loans compared to the 2009 quarter. Investment securities gains declined during the first nine months of 2010 as compared to the same period last year due to $2,268 in gains from several called securities recorded in 2009. Somewhat offsetting the gain in 2009 was a $475 impairment charge on two securities deemed to be other-than-temporarily impaired and a $1,033 impairment charge related to investments in the common stock and trust preferred securities of Silverton Financial Services, Inc.

Table 1 — Selected Financial Data

	September 30,	December 31,	September 30,
	2010	2009	2009
	(Dollars in thousands)

Assets	$1,646,725	$1,491,119	$1,475,805
Loans	888,596	937,489	963,016
Deposits	1,435,353	1,280,534	1,258,748

Annualized return on average total assets	0.41%	(0.54%)	0.13%
Annualized return on average equity	6.33%	(7.92%)	1.93%
The Company continues to maintain a defensive posture as uncertainty remains about the sustainability of economic recovery and has continued to focus on maintaining the net interest margin, capital preservation, liquidity management and risk mitigation. Balance sheet management, including rate changes on deposits, investment purchases and liability mix including wholesale funds levels have been key areas of focus in 2010.
Asset growth has been driven by a $176.6 million increase in deposits over the past 12 months, which has created a larger base of core deposits with less reliance on more volatile funding sources. In addition, loan balances have continued to decline as demand has remained low. As a result, investment portfolio balances have increased in order to obtain an improvement in net interest income.
Annualized return on average total assets and annualized return on average equity have improved in 2010 as compared to declines the Company experienced in 2009. The increased returns were due primarily to increased net interest income and somewhat decreased loan loss provisions in 2010. Net income for the nine months ended September 30, 2010 was $4,710 compared to $1,433 for the same period in 2009. The effects of the economic downturn continue to negatively affect financial results primarily through a continued elevated level of provision for loan losses. The Company suspended the payment of dividends indefinitely effective April 22, 2009 to conserve capital.
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
Allowance for Loan Losses
The allowance for loan losses is established through a provision for loan losses charged to expense, which affects the Company’s earnings directly. Loans are charged against the allowance for loan losses when management believes that the collectability of the principal is unlikely. Subsequent recoveries are added to the allowance. The allowance is an amount that reflects management’s estimate of the level of probable incurred losses in the portfolio. Factors considered by management in determining the adequacy of the allowance include, but are not limited to: (1) detailed reviews of individual loans; (2) historical and current trends in loan charge-offs for the various portfolio segments evaluated; (3) the level of the allowance in relation to total loans and to historical loss levels; (4) levels and trends in non-performing and past due loans; (5) collateral values of properties securing loans; and (6) management’s assessment of economic conditions. The Company’s Board of Directors reviews the recommendations of management regarding the appropriate level for the allowance for loan losses based upon these factors.

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
Fair Value of Financial Instruments
A significant portion of the Company’s assets are financial instruments carried at fair value. This includes securities available-for-sale, loans held for sale, certain impaired loans, tax credits, mortgage banking derivatives and other real estate owned. At September 30, 2010 and December 31, 2009 the percentage of total assets measured at fair value was 35.93% and 23.91% respectively. The majority of assets carried at fair value are based on either quoted market prices or market prices for similar instruments. At September 30, 2010, 5.52% of assets measured at fair value were based on significant unobservable inputs. This represents approximately 1.98% of the Company’s total assets. See Note 5 “Fair Value Measurements” in the “Notes to Consolidated Financial Statements” herein for additional disclosures regarding the fair value of financial instruments.
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

Investment Securities
The fair values for available-for-sale securities are generally based upon quoted market prices or observable market prices for similar instruments. These values take into account recent market activity as well as other market observable data such as interest rate, spread and prepayment information. When market observable data is not available, which generally occurs due to the lack of liquidity for certain securities, the valuation of the security is subjective and may involve substantial judgment. The Company conducts periodic reviews to identify and evaluate each available-for-sale security that has an unrealized loss for other-than-temporary impairment. An unrealized loss exists when the fair value of an individual security is less than its amortized cost basis. The primary factors the Company considers in determining whether an impairment is other-than-temporary are the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and whether the Company intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis. As of September 30, 2010, the Company had approximately $14,297 of available-for-sale securities, which is approximately 0.87% of total assets, valued using unobservable inputs (Level 3). These securities were primarily non-agency mortgage-backed securities and subordinated debentures issued by financial institutions.
Results of Operations
Three Months Ended 2010 compared to Three Months Ended 2009:
The Company’s net income for the third quarter of 2010 was $1,835 which was an increase of $1,095 compared to net income of $740 for the third quarter of 2009. Diluted net income per share for the three months ended September 30, 2010 was $0.27 compared to $0.11 for the three months ended September 30, 2009. The increase in net income for the three month period was primarily due an increase in net interest income of $972 and an increase in gain on sales of loans of $932. Net interest income improved due primarily to an increased level of investments coupled with declining costs of deposits. (See Net Interest Income) Mortgage originations increased during the quarter, and along with improved pricing spreads caused gain on sales of loans to increase sharply over the comparative quarter in 2009. Retail investment income and trust service fees increased based on moderate improvement in retail brokerage activity and trust assets under management.
Salaries and other personnel expenses increased $646 due primarily to increased incentive accruals of $203 and by an increase in the related commission expense on mortgage originations and retail brokerage activity of approximately $306.

Nine Months Ended 2010 compared to Nine Months Ended 2009:
Net income for the first nine months of 2010 was $4,710, an increase of $3,277 compared with net income of $1,433 for the first nine months of 2009. The increase in net income for the nine month period was primarily a result of an increase in net interest income of $2,042 and a decrease in the provision for loan losses of $2,900 due in part to decreased levels of nonperforming assets and loan charge-offs. Net interest income improved due primarily to an increased level of investments coupled with declining costs of deposits.
Factors contributing to the net increase in noninterest income for the nine months ended September 30, 2010, were primarily due to reduced impairment losses, an increase in retail investment income and trust service fees, somewhat offset by decreases in net investment securities gains and gain on sale of loans.
Gain on sales of loans decreased only slightly year to date as mortgage production increased in the third quarter after slowing during the first six months of 2010. Mortgage rates are at historically low levels which has been favorable to refinance activity. For the nine months ended September 30, 2010, gain on sales of loans decreased from $6,643 to $6,453 or 2.9%.
Net investment securities gains year to date are $937 as compared to net securities gains of $1,693 in 2009. In addition, the 2009 period included an other than temporary impairment charge of $475 on two securities deemed to be other-than-temporarily impaired and a $1,033 impairment charge related to investments in the common stock and trust preferred securities of Silverton Financial Services, Inc., parent holding company of Silverton Bank, N.A., which failed in 2009. Despite these losses, net investment securities gains declined in the first nine months of 2010 as compared to the same period in 2009 due to gains of $2,268 from several called securities in the first nine months of 2009.
Noninterest expense totaled $30,977 for the nine months ended September 30, 2010, an increase of $71 or 0.2% compared to the same period ended September 30, 2009. Notable changes included an increase in salaries and other personnel expense of $597, resulting from increased group insurance costs and supplemental retirement accruals, and a decrease in FDIC insurance, which declined $596 or 26.8% from 2009. The decrease in FDIC insurance resulted from a special assessment of $670 taken in the second quarter of 2009. Other real estate losses totaled $1,036 for the nine months ended September 30, 2010 compared to a loss of $516 in 2009. The 2010 period included a provision for loss of $1,380 on certain properties based on updated appraisals.

Table 2 — Selected Balance Sheet Data

	September 30,	December 31,	Variance
	2010	2009	Amount	%
	(Dollars in thousands)
Cash, due from banks and interest-bearing deposits	$117,908	$140,694	$(22,786)	(16.2%)
Federal funds sold	—	7,300	(7,300)	(100.0%)
Investment securities	541,859	306,706	235,153	76.7%
Loans	888,596	937,489	(48,893)	(5.2%)
Other real estate owned	7,106	7,974	(868)	(10.9%)
Assets	1,646,725	1,491,119	155,606	10.4%
Deposits	1,435,353	1,280,534	154,819	12.1%
Securities sold under repurchase agreements	438	3,188	(2,750)	(86.3%)
Advances from Federal Home Loan Bank	67,000	77,000	(10,000)	(13.0%)
Liabilities	1,542,472	1,397,375	145,097	10.4%
Stockholders’ equity	104,253	93,744	10,509	11.2%
Table 2 highlights significant changes in the balance sheet at September 30, 2010 as compared to December 31, 2009. Total assets increased $155,606 and the balance sheet changes primarily reflect a significant increase in deposits coupled with a decline in loans and a moderate deployment of liquidity which was used to increase the investment portfolio. Cash, due from banks and interest-bearing deposits in other banks decreased $22,786 or 16.2% from $140,694 at December 31, 2009 to $117,908 at September 30, 2010, $66,814 of which was held at the Federal Reserve Bank. The Company has continued to maintain a relatively high level of liquid funds in light of current economic conditions and volatility in the banking industry but has elected to invest a portion of these funds and funds obtained through deposit growth and loan repayments into the investment portfolio. Loan demand was weak during the first nine months of 2010 and resulted in a decrease in gross loans of $48,893 or 5.2%. The decreased demand caused normal principal repayments to exceed the originations of new loans during the year. Investment securities increased $235,153 or 76.7% during the year primarily for the purpose of deploying liquid assets to achieve an overall higher yield on interest earning assets. A significant portion of the increase was in instruments issued by government sponsored entities that required a lower level of regulatory capital. For diversification and yield a smaller portion of the increase was in obligations of political subdivisions and corporate bonds. The increase in the investment portfolio was funded by an increase in deposits of $154,819, the decrease in loans of $48,893 and the decrease in cash and due from banks of $22,786 somewhat offset by decreases in advances from Federal Home Loan Bank of $10,000 and securities sold under repurchase agreements of $2,750.
The net increase in deposits was net of the repayment of approximately $64,649 in brokered deposits, and also included reduced retail time deposits of $1,821. These decreases were more than offset by approximately $145,520 in new checking account balances from a promotion started in the first quarter of 2010 and a major public funds checking relationship. In addition, retail savings accounts increased $69,850.

The annualized return on average assets for the Company was 0.41% for the nine months ended September 30, 2010, compared to 0.13% for the same period last year.
The annualized return on average stockholders’ equity was 6.33% for the nine months ended September 30, 2010, compared to 1.93% for the same period last year.
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
Table 3 — Average Balances, Income and Expenses, Yields and Rates

	Three Months Ended Sept. 30, 2010			Three Months Ended Sept. 30, 2009
		Annualized			Annualized
		Average	Amount		Average	Amount
	Average	Yield or	Paid or	Average	Yield or	Paid or
	Amount	Rate	Earned	Amount	Rate	Earned
	(Dollars in thousands)
Interest-earning assets:
Loans	$922,049	5.80%	$13,611	$981,976	5.69%	$14,218
Investment securities
Taxable	459,384	3.41%	3,915	265,590	4.60%	3,052
Tax-exempt	24,072	4.22%	254	22,123	4.38%	242
Federal funds sold	4,870	0.16%	2	7,300	0.21%	4
Interest-bearing deposits in other banks	75,084	0.59%	112	61,940	0.55%	86

Total interest-earning assets	$1,485,459	4.75%	$17,894	$1,338,929	5.18%	$17,602

Interest-bearing liabilities:
Deposits	$1,276,453	1.61%	$5,187	$1,079,093	2.08%	$5,658
Federal funds purchased / securities sold under repurchase agreements	520	1.54%	2	57,907	0.78%	114
Other borrowings	95,673	3.78%	912	101,764	3.93%	1,009

Total interest-bearing liabilities	$1,372,646	1.76%	$6,101	$1,238,764	2.17%	$6,781

Net interest margin/income:		3.12%	$11,793		3.17%	$10,821

Table 4 — Average Balances, Income and Expenses, Yields and Rates

	Nine Months Ended Sept. 30, 2010			Nine Months Ended Sept. 30, 2009
		Annualized			Annualized
		Average	Amount		Average	Amount
	Average	Yield or	Paid or	Average	Yield or	Paid or
	Amount	Rate	Earned	Amount	Rate	Earned
	(Dollars in thousands)
Interest-earning assets:
Loans	$933,036	5.74%	$40,471	$989,637	5.65%	$42,228
Investment securities
Taxable	382,836	3.77%	10,816	270,247	5.08%	10,301
Tax-exempt	22,828	4.24%	727	20,476	4.32%	663
Federal funds sold	6,481	0.19%	9	27,384	0.12%	25
Interest-bearing deposits in other banks	75,644	0.52%	294	34,921	0.49%	127

Total interest-earning assets	$1,420,825	4.88%	$52,317	$1,342,665	5.27%	$53,344

Interest-bearing liabilities:
Deposits	$1,222,743	1.74%	$15,873	$1,076,330	2.29%	$18,469
Federal funds purchased / securities sold under repurchase agreements	1,647	1.46%	18	53,933	0.79%	320
Other borrowings	97,223	3.79%	2,757	104,144	3.75%	2,928

Total interest-bearing liabilities	$1,321,613	1.89%	$18,648	$1,234,407	2.35%	$21,717

Net interest margin/income:		3.13%	$33,669		3.11%	$31,627

Three Months Ended 2010 compared to Three Months Ended 2009:
Net interest income increased $972 (8.98%) during the three month period as compared to the same period in 2009. Loan interest income decreased $607 (4.27%) in the three month period primarily as a result of decreased volume offset in part by slightly higher yields. Deposit interest expense decreased $471 (8.32%) in the three month period primarily as a result of declining costs on repricing deposits offset in part by the continued growth of account balances. Annualized loan yields for the quarter were 5.80% compared to 5.69% in the prior period and were somewhat impacted by decreases in levels of nonaccrual loans. Nonaccrual loans resulted in the reversal of $66 in interest income in the current quarter compared to $142 in the 2009 quarter. Due to the continued low interest rate environment, the quarterly annualized average rate of interest bearing liabilities decreased from 2.17% at September 30, 2010 compared to 1.76% at September 30, 2009.
The Company’s net interest margin for the three months ended September 30, 2010 was 3.12% as compared to 3.17% for the three months ended September 30, 2009. The net interest margin for the three month period was impacted by several offsetting factors, including decreased levels of nonaccrual loans, an increase in the average balance of the taxable investment portfolio of $193,794 (72.97%), a decrease in the average yield of the taxable investment portfolio from 4.60% to 3.41%, a decrease in average loans of $59,927 (6.10%) and an increase in average deposits of $197,360 (18.29%).

Nine Months Ended 2010 compared to Nine Months Ended 2009:
Net interest income increased $2,042 (6.46%) during the nine month period as compared to the same period in 2009. Loan interest income decreased $1,757 (4.16%) in the nine month period primarily as a result of decreased volume offset in part by slightly higher yields. Deposit interest expense decreased $2,596 (14.06%) in the nine month period primarily as a result of declining costs on repricing deposits offset in part by the continued growth of account balances. Annualized loan yields for the year increased from 5.65% to 5.74% and were somewhat impacted by decreases in levels of nonaccrual loans and a declining loan portfolio. Nonaccrual loans resulted in the reversal of $566 in interest income compared to $908 in 2009. Due to the low interest rate environment, the annualized average rate of interest bearing liabilities decreased from 2.35% to 1.89% at September 30, 2010 compared to September 30, 2009.
The Company’s net interest margin for the nine months ended September 30, 2010 was 3.13% as compared to 3.11% for the nine months ended September 30, 2009. The increase in the net interest margin for the nine month period was primarily impacted by several offsetting factors, including decreased levels of nonaccrual loans, an increase in the average taxable investment portfolio of $112,589 (41.66%), a decrease in the average yield of the taxable investment portfolio from 5.08% to 3.77%, a decrease in average loans of $56,601 (5.72%) and an increase in average deposits of $146,413 (13.60%).
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

Table 5 — Rate/Volume Analysis

	Three Months Ended
	September 30, 2010 compared to September 30, 2009
	Increase (Decrease) due to
	Volume	Rate	Combined	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	(868)	278	(17)	(607)
Investment securities
Taxable	2,227	(789)	(575)	863
Tax-exempt	21	(8)	(1)	12
Federal funds sold	(1)	(1)	0	(2)
Interest-bearing deposits in other banks	18	6	2	26

Total interest-earning assets	1,397	(514)	(591)	292

Interest-bearing liabilities:
Deposits	1,035	(1,273)	(233)	(471)
Federal funds purchased / securities sold under repurchase agreements	(113)	109	(108)	(112)
Other borrowings	(60)	(39)	2	(97)

Total interest-bearing liabilities	862	(1,203)	(339)	(680)

Net change in net interest income				$972

Table 6 — Rate/Volume Analysis

	Nine Months Ended
	September 30, 2010 compared to September 30, 2009
	Increase (Decrease) due to
	Volume	Rate	Combined	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	(2,415)	698	(40)	(1,757)
Investment securities
Taxable	4,292	(2,666)	(1,111)	515
Tax-exempt	76	(11)	(1)	64
Federal funds sold	(19)	13	(10)	(16)
Interest-bearing deposits in other banks	148	9	10	167

Total interest-earning assets	2,082	(1,957)	(1,152)	(1,027)

Interest-bearing liabilities:
Deposits	2,512	(4,496)	(612)	(2,596)
Federal funds purchased / securities sold under repurchase agreements	(310)	269	(261)	(302)
Other borrowings	(194)	25	(2)	(171)

Total interest-bearing liabilities	2,008	(4,202)	(875)	(3,069)

Net change in net interest income				$2,042

Provision for Loan Losses
The provision for loan losses is the charge to operating earnings necessary to maintain the allowance for loan losses at a level which, in management’s estimate, is adequate to cover the estimated amount of probable incurred losses in the loan portfolio. The provision for loan losses totaled $4,759 for the three months ended September 30, 2010 compared to $4,879 for the three months ended September 30, 2009 and $11,841 for the nine months ended September 30, 2010 compared to $14,741 for the same period in 2009. See “Allowance for Loan Losses” for further analysis of the provision for loan losses.
Noninterest Income
Table 7 — Noninterest Income

	Three Months Ended				Nine Months Ended
	September 30,		Variance		September 30,		Variance
	2010	2009	Amount	%	2010	2009	Amount	%
	(Dollars in thousands)				(Dollars in thousands)

Service charges and fees on deposits	$1,802	$1,846	$(44)	(2.4%)	$5,145	$5,224	$(79)	(1.5%)
Gain on sales of loans	2,877	1,945	932	47.9%	6,453	6,643	(190)	(2.9%)
Gain (loss) on sale of fixed assets	(1)	—	(1)	N/A	26	(16)	42	(262.5%)
Investment securities gains (losses), net of other-than-temporary impairment	679	25	654	2616.0%	841	718	123	17.1%
Retail investment income	497	326	171	52.5%	1,248	854	394	46.1%
Trust services fees	276	268	8	3.0%	853	766	87	11.4%
Increase in cash surrender value of bank-owned life insurance	257	256	1	0.4%	709	649	60	9.2%
Miscellaneous income	149	142	7	4.9%	466	428	38	8.9%

Total noninterest income	$6,536	$4,808	$1,728	35.9%	$15,741	$15,266	$475	3.1%

Three Months Ended 2010 compared to Three Months Ended 2009:
Noninterest income increased $1,728 (35.9%) during the three month period as compared to the same period in 2009. The most significant changes for the three month period were increases in gain on sales of loans and net investment securities gains. The increased gain on sales of loans was due to a significant decrease in market interest rates in the third quarter. Net investment securities gains increased during the three month period as compared to the same period in 2009 due primarily to increased gains on sales of investments of $394 and a decrease in other than temporary impairment loss of $260. In addition, retail investment income increased $171 (52.5%) due to increased retail brokerage activity.

Nine Months Ended 2010 compared to Nine Months Ended 2009:
Noninterest income increased $475 (3.1%) during the nine month period as compared to the same period in 2009. The most significant changes for the nine month period were increases in retail investment income, net investment securities gains and trust services fees, which were offset in part by decreases in gain on sales of loans and services charges and fees on deposits. The decreased gain on sales of loans was due to a significant decrease in refinancing volume during the first six months of the year. Net investment securities gains increased during the nine month period as compared to the same period in 2009 due primarily to an other than temporary impairment charge of $475 on two securities deemed to be other than temporarily impaired and a $1,033 impairment loss related to investments in the common stock and trust preferred securities of Silverton Financial Services, Inc., parent holding company of Silverton Bank, N.A. in the first half of 2009.
Noninterest Expense
Table 8 — Noninterest Expense

	Three Months Ended				Nine Months Ended
	September 30,		Variance		September 30,		Variance
	2010	2009	Amount	%	2010	2009	Amount	%
	(Dollars in thousands)				(Dollars in thousands)

Salaries and other personnel expense	$6,115	$5,469	$646	11.8%	$17,524	$16,927	$597	3.5%
Occupancy expenses	1,132	1,213	(81)	(6.7%)	3,469	3,495	(26)	(0.7%)
Marketing & business development	315	395	(80)	(20.3%)	903	1,124	(221)	(19.7%)
Processing expense	392	440	(48)	(10.9%)	1,150	1,402	(252)	(18.0%)
Legal and professional fees	468	379	89	23.5%	1,302	1,142	160	14.0%
Data processing expense	347	326	21	6.4%	1,037	938	99	10.6%
FDIC insurance	538	568	(30)	(5.3%)	1,631	2,227	(596)	(26.8%)
(Gain) loss on sale of other real estate	25	225	(200)	(88.9%)	(344)	516	(860)	(166.7%)
Other real estate valuation allowance	683	—	683	N/A	1,380	—	1,380	N/A
Other operating expenses	968	1,249	(281)	(22.5%)	2,925	3,135	(210)	(6.7%)

Total noninterest expense	$10,983	$10,264	$719	7.0%	$30,977	$30,906	$71	0.2%

Three Months Ended 2010 compared to Three Months Ended 2009:
Salaries and other personnel expense increased $646 (11.8%) during the three month period as compared to the same period in 2009. This increase was primarily due to increased incentive accruals of $203, increased mortgage origination and retail investment related commissions of $306, and increased group health insurance costs of $62.
Decreases in occupancy expenses during the three month period were primarily due to decreased depreciation expense as a result of several assets which became fully depreciated in the previous quarter as well as decreased general maintenance on buildings and equipment, property tax accruals and maintenance agreement expense.
Marketing and business development expense decreased $80 (20.3%) due to a decrease in other print media, printing and sponsorships expense somewhat offset by additional costs for billboard and newspaper advertising. Other operating expense decreased $281 (22.5%) primarily due to a $276 prepayment penalty on a FHLB advance incurred in the third quarter of 2009.

Nine Months Ended 2010 compared to Nine Months Ended 2009:
Salaries and other personnel expense increased $597 (3.5%) during the nine month period as compared to the same period in 2009. The increase was primarily due to increased incentive accruals of $404, increased group insurance costs of $183 and increased salary continuation expense of $132. Partially offsetting these increases were decreases in officer and staff salary costs due to reduced full time equivalent employees and the Company’s decision to suspend merit increases for officers and limit staff increases to 2.00% in 2010 which reduced compensation expense by $270.
Occupancy expenses decreased $26 (0.7%) during the first nine months of 2010 and were primarily due to decreased depreciation expense as a result of certain assets becoming fully depreciated.
(Gain) loss on sale of other real estate decreased $860 and resulted from a gain in the first nine months of 2010 as compared to a loss in 2009. In addition, in 2010 updated appraisals on other real estate resulted in an increased valuation allowance on other real estate of $1,380.
FDIC insurance expense decreased $596 or 26.8% due to the accrual of the special assessment of $670 which was paid in September of 2009. Increased insurance expense caused by higher balances of insured deposits partially offset this amount. Processing expense decreased $252 (18.0%) due to reductions in direct mail programs as well as a reduction in ATM processing fees in the nine months ended 2010 as compared to the same period ended 2009.
Income Taxes
The Company recognized income tax expense of $752 and $1,882 for the three and nine months ended September 30, 2010 as compared to an income tax benefit of $254 and $187 for the same periods in 2009. The significant increase in pretax income coupled with a lower proportion of nontaxable interest income resulted in an increase in income tax expense and the effective income tax rate for the three and nine month periods. The effective income tax rate for the three and nine months ended September 30, 2010 was 29.1% and 28.5%, respectively.
At September 30, 2010, the Company maintains net deferred tax assets of $9,685. In assessing the realizability of deferred tax assets and the need for a valuation allowance, management has considered primarily existing carryback potential of approximately $8,496. Furthermore, although the Company did incur a loss in 2009, management has considered the severity of that loss and weighed the prospects for returning to sustained profitability in future periods in determining a need for a valuation allowance. Based on management’s assessment, no valuation allowance was deemed necessary at September 30, 2010.

The Company was able to carryback the net operating loss (NOL) sustained in 2009. This carryback generated a tax refund of $2,755 that was received in the first quarter of 2010.
The Company was able to carryback a capital loss sustained in 2009. This carryback generated a tax refund of $226, which was received in the second quarter of 2010.
Loans
The following table presents the composition of the Company’s loan portfolio as of September 30, 2010 and December 31, 2009.
Table 9 — Loan Portfolio Composition

	September 30, 2010		December 31, 2009
	Amount	%	Amount	%
	(Dollars in thousands)
Commercial financial and agricultural	$97,123	10.93%	$102,160	10.90%

Real estate
Commercial	343,082	38.61%	322,864	34.44%
Residential	244,215	27.48%	219,217	23.38%
Acquisition, development and construction	185,934	20.93%	270,062	28.81%

Total real estate	773,231	87.02%	812,143	86.63%

Consumer
Direct	16,269	1.83%	20,507	2.19%
Indirect	1,048	0.12%	1,898	0.20%
Revolving	931	0.10%	836	0.09%

Total consumer	18,248	2.05%	23,241	2.48%

Deferred loan origination costs (fees)	(6)	(0.00%)	(55)	(0.01%)

Total	$888,596	100.00%	$937,489	100.00%

At September 30, 2010, the loan portfolio is comprised of 87.02% real estate loans. Commercial, financial and agricultural loans comprise 10.93%, and consumer loans comprise 2.05% of the portfolio.
Commercial real estate comprises 38.61% of the loan portfolio and consist of both non-owner occupied and owner occupied properties where the operations of the commercial entity provide the necessary cash flow to service the debt. For this portion of the real estate loan portfolio, repayment is not dependent upon the sale of the real estate held as collateral. Construction and development loans comprise 20.93% of the real estate loan portfolio and the Company has recognized significant losses in this portfolio. The Company carefully monitors the loans in this category since the repayment of these loans is generally dependent upon the sale of the real estate in the normal course of business and can be impacted by national and local economic conditions. New construction and absorption of existing real estate inventory in the Company’s primary market area of the Augusta-Richmond County, GA-SC MSA have slowed and prices have declined but less than the national rate. Conditions on certain loans the Company has made in markets outside the Company’s primary market area are outlined in Table 12. The residential category, 27.48% of the portfolio, represents those loans that the Company chooses to maintain in its portfolio rather than selling into the secondary market for marketing and competitive reasons and commercial loans secured by residential real estate.

The Company has no large loan concentrations to individual borrowers. Unsecured loans at September 30, 2010 totaled $16,428.
Interest reserves are established for certain ADC (acquisition development and construction) loans based on the feasibility of the project, the timeframe for completion, the creditworthiness of the borrower and guarantors, and collateral. An interest reserve allows the borrower’s interest cost to be capitalized and added to the loan balance. As a matter of practice the Company does not generally establish loan funded interest reserves on ADC loans; however, the Company’s loan portfolio includes six loans with interest reserves at September 30, 2010. The following tables detail the loans and accompanying interest reserves as of September 30, 2010 and December 31, 2009.

	September 30, 2010
		Reserves
	Balance	Original	Advanced	Remaining
	(Dollars in thousands)

Loan 1	$4,188	179	179	—
Loan 2	10,197	300	300	—
Loan 3	2,294	255	255	—
Loan 4	453	30	30	—
Loan 5	163	10	10	—
Loan 6	1,112	81	81	—

	December 31, 2009
		Reserves
	Balance	Original	Advanced	Remaining
	(Dollars in thousands)

Loan 1	$4,278	179	179	—
Loan 2	9,666	300	77	223
Loan 3	2,598	255	255	—
Loan 4	455	30	30	—
Loan 5	166	10	10	—
Loan 6	1,133	81	81	—

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
Nonperforming Assets
Non-performing assets include nonaccrual loans, loans past due 90 days or more, restructured loans and other real estate owned. Table 10 shows the current and prior period amounts of non-performing assets. Non-performing assets were $32,557 at September 30, 2010, compared to $40,231 at December 31, 2009 and $56,579 at September 30, 2009. Significant changes from December 2009 to September 2010 include a $918 increase in restructured loans still accruing, a $9,756 decrease in nonaccrual ADC loans and an $868 decrease in other real estate owned.
There were no loans past due 90 days or more and still accruing at September 30, 2010 and December 31, 2009 compared to $3,168 at September 30, 2009.
Troubled debt Restructurings (TDRs) are troubled loans on which the original terms have been modified in favor of the borrower or either principal or interest has been forgiven due to deterioration in the borrower’s financial condition. There were $2,090 in TDRs at September 30, 2010, of which $1,172 were on nonaccrual status. TDRs totaled $3,339 at September 30, 2009, of which $1,359 were on nonaccrual status and $1,656 at December 31, 2009. These loans at December 31, 2009 were on nonaccrual status at year end and are included under nonaccrual loans in the table below.

Table 10 — Non-Performing Assets

	September 30, 2010	December 31, 2009	September 30, 2009
	(Dollars in thousands)
Nonaccrual loans:
Commercial financial and agricultural	$746	$616	$602
Real Estate:
Commercial	4,754	2,932	2,299
Residential	4,623	4,623	4,383
Acquisition, development and construction	13,999	23,755	31,299
Consumer	411	331	397

Total Nonaccrual loans	24,533	32,257	38,980

Restructured loans (1)	918	—	1,980
Other real estate owned	7,106	7,974	15,619

Total Non-performing assets	$32,557	$40,231	$56,579

Loans past due 90 days or more and still accruing interest	$—	$—	$3,168

Non-performing assets to total assets	1.98%	2.70%	3.83%

Non-performing assets to total loans and OREO	3.63%	4.26%	5.78%

Allowance for loan loss to total nonaccrual loans	104.10%	69.25%	43.17%

(1)	Restructured loans on nonaccrual status at period end are included under nonaccrual loans in the table.
The ratio of non-performing assets to total loans and other real estate was 3.63% at September 30, 2010 compared to 4.26% at December 31, 2009 and 5.78% at September 30, 2009. The ratio of allowance for loan losses to total nonaccrual loans was 104.10% at September 30, 2010 compared to 69.25% at December 31, 2009 and 43.17% at September 30, 2009. The resolution of non-performing assets continues to be a priority of management.

The following table presents a roll forward of other real estate owned for the nine month period ended September 30, 2010 and 2009, respectively.
Table 11 — Other Real Estate Owned

	2010	2009
	(Dollars in thousands)

Beginning balance, January 1	$7,974	5,734
Additions	7,911	16,831
Increase in valuation allowance	(1,380)	—
Sales	(7,760)	(6,430)
Gain (loss) on sale of OREO	344	(516)
Deferred gain on sale of OREO	17	—

Ending balance, September 30	$7,106	15,619

The following table provides details of other real estate owned as of September 30, 2010 and 2009, respectively.

	2010	2009
	(Dollars in thousands)

Other Real Estate:
Single family developed lots	$1,819	$3,348
Single family undeveloped land	—	1,050
1-4 Family residential	1,286	2,761
Commercial real estate	2,825	3,274
Condominums	2,827	5,186

	8,757	15,619
Valuation allowance	(1,651)	—

	$7,106	$15,619

The decrease in other real estate owned is primarily due to an aggressive liquidation the Company began in the fourth quarter of 2009 in response to plummeting real estate values in metro Atlanta, Athens and Savannah, Georgia. In the first nine months of 2010 proceeds from sales of other real estate totaled $7,760 of which $3,650 was generated from the sale of a 71 acre tract of commercial land. In addition a $1,380 increase to the valuation allowance based on recent appraisals also contributed to the decline. The net decrease in nonaccrual loans reflects a significant decline in ADC properties that the Company has been actively addressing over the past year. A significant portion of nonaccrual loans are collateral dependent ADC and Commercial real estate loans. The following table provides further information regarding the Company’s nonaccrual loans.

			Nonaccrual					Appraisal	Appraised
	Balance	Originated	Date	Trigger	Collateral	Allowance	Method	Date	Value
	(Dollars in thousands)

Commercial Real Estate	$1,268	04/08/08	03/30/10	delinquency	equipment, land & stock	—	collateral value	05/10	1,277
ADC Loan — Savannah, Georgia	1,523	09/30/08	05/06/10	delinquency	lots	—	collateral value	06/10	1,650
ADC Loan — CSRA	1,789	12/05-08/10	11/09-8/10	delinquency	lots & land	—	collateral value	03/10-08/10	2,509
1-4 Family Residential	1,162	10/07-09/08	11/09-9/10	delinquency	houses & lots	—	collateral value	03/10	2,523
Commercial Real Estate	436	12/06-04/07	06/21/10	financial condition	land	—	collateral value	09/10	605
1-4 Family Residential	805	04/19/07	06/21/10	financial condition	home	—	collateral value	08/10	895
ADC Loan — CSRA	3,157	8/06-11/07	08/17/09	delinquency	lots & land	—	collateral value	09/09-09/10	5,586
ADC Loan — CSRA	1,779	01/07-03/10	1/10-3/10	delinquency	homes, lots & land	—	collateral value	03/10	2,002
ADC Loan — Athens, Georgia	2,213	08/06-01/07	01/28/09	delinquency	land & townhomes	—	collateral value	02/09-09/10	2,415

	$14,132

Other, net	10,401

Nonaccrual loans at September 30, 2010	$24,533

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
Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management’s analysis of risk in the loan portfolio. Loans determined to be uncollectible are charged to the allowance for loan losses and subsequent recoveries are added to the allowance. A provision for losses in the amount of $4,759 was charged to expense for the quarter ended September 30, 2010 compared to $4,879 for the 2009 quarter and $11,841 for the nine months ended September 30, 2010 compared to $14,741 for the nine months ended September 30, 2009.
Significant portions of the overall level of losses in 2010 relate to the charge off of specific reserve allowances on impaired loans. The following table provides selected asset quality information related to the acquisition, development and construction loan portfolio as of September 30, 2010 and December 31, 2009.

Table 12 — Acquisition Development and Construction Loans

	September 30,	December 31,
	2010	2009
	(Dollars in thousands)

CSRA — primary market area
Period-end loans	150,547	195,394
Impaired loans	7,540	11,278
Classified/watch rated loans	28,896	27,237
Charge-offs % (annualized)	1.92%	0.44%
Specific reserve allowance / Impaired loans	0.00%	10.29%
General reserve allowance / Loans not impaired %	3.64%	2.10%
Allowance / Charge-offs	1.57	6.94

Savannah, Georgia
Period-end loans	11,478	19,666
Impaired loans	2,191	1,300
Classified/watch rated loans	252	4,064
Charge-offs % (annualized)	12.33%	11.21%
Specific reserve allowance / Impaired loans	0.00%	8.62%
General reserve allowance / Loans not impaired %	3.03%	3.42%
Allowance / Charge-offs	0.15	0.34

Athens, Georgia
Period-end loans	12,948	20,031
Impaired loans	3,116	8,457
Classified/watch rated loans	3,101	2,742
Charge-offs % (annualized)	0.69%	47.59%
Specific reserve allowance / Impaired loans	0.00%	0.00%
General reserve allowance / Loans not impaired %	12.16%	10.68%
Allowance / Charge-offs	10.55	0.13

ADC Participations — Georgia
Period-end loans	6,500	9,893
Impaired loans	—	3,393
Classified/watch rated loans	6,500	6,500
Charge-offs % (annualized)	23.82%	47.41%
Specific reserve allowance / Impaired loans	0.00%	20.81%
General reserve allowance / Loans not impaired %	15.75%	9.50%
Allowance / Charge-offs	0.52	0.28

ADC Loans — Greenville
Period-end loans	1,054	20,584
Impaired loans	—	—
Classified/watch rated loans	337	2,351
Charge-offs % (annualized)	14.26%	0.00%
Specific reserve allowance / Impaired loans	0.00%	0.00%
General reserve allowance / Loans not impaired %	16.79%	1.18%
Allowance / Charge-offs	0.11	—

ADC Participations — Florida
Period-end loans	3,580	4,034
Impaired loans	600	1,034
Classified/watch rated loans	—	—
Charge-offs % (annualized)	6.83%	10.26%
Specific reserve allowance / Impaired loans	0.00%	0.00%
General reserve allowance / Loans not impaired %	10.00%	10.00%
Allowance / Charge-offs	1.15	0.72

At September 30, 2010 the ratio of allowance for loan losses to total loans was 2.87% compared to 2.38% at December 31, 2009 and 1.75% at September 30, 2009. Net charge offs totaled $8,639 of which $6,832, or 79.08%, were related to ADC loans. Of the ADC charge-offs $2,490, or 36.45%, was related to ADC loans in the CSRA, $1,659 or 24.28% was related to collateral dependent ADC loan participations, $1,440 or 21.08% was related to ADC loans in the Savannah, Georgia market and $1,157 or 16.94% was related to ADC loans in the Greenville, South Carolina market. The provision for loan losses exceeded charge-offs during the quarter which contributed to an increase in the ratio of allowance for loan losses to total loans as noted in the table below.
Table 13 — Allowance for Loan Losses

	September 30,
	2010	2009
	(Dollars in thousands)

Total loans outstanding at end of period, net of unearned income	$888,596	$963,016

Average loans outstanding, net of unearned income	$904,808	$967,764

Balance of allowance for loan losses at beginning of year	$22,338	$14,742

Charge-offs:
Commercial, financial and agricultural	477	640
Real estate — commercial	538	573
Real estate — acquisition, development and construction	7,375	10,299
Real estate — residential mortgage	869	1,301
Consumer	394	500

Total charge-offs	9,653	13,313

Recoveries of previous loan losses:
Commercial, financial and agricultural	159	317
Real estate — commercial	10	15
Real estate — acquisition, development and construction	543	2
Real estate — residential mortgage	51	168
Consumer	251	154

Total recoveries	1,014	656

Net loan losses	8,639	12,657
Provision for loan losses	11,841	14,741

Balance of allowance for loan losses at end of period	$25,540	$16,826

Allowance for loan losses to period end loans	2.87%	1.75%
Annualized net charge-offs to average loans	1.28%	1.75%

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
Liquidity and Capital Resources
The Company has maintained adequate liquidity to meet operating and loan funding requirements despite the lack of such demand due to current market conditions. The loan to deposit ratio at September 30, 2010 was 61.91% compared to 73.21% at December 31, 2009 and 76.51% at September 30, 2009. The decrease in the loan to deposit ratio from December 31, 2009 to September 30, 2010 reflects the decreased demand for loans resulting from the slowing economy coupled with an increased level of deposits. Deposits at September 30, 2010 and December 31, 2009 include $191,227 and $255,876 of brokered certificates of deposit, respectively. GB&T and SB&T have also utilized borrowings from the Federal Home Loan Bank. They each maintain a line of credit with the Federal Home Loan Bank approximating 10% of their total assets. Federal Home Loan Bank advances are collateralized by eligible first mortgage loans, commercial real estate loans and investment securities. These borrowings totaled $67,000 at September 30, 2010. The Bank maintains repurchase lines of credit with SunTrust Robinson Humphrey, Atlanta, Georgia, for advances up to $20,000 of which no amounts were outstanding at September 30, 2010. The Bank has a federal funds purchased accommodation with SunTrust Bank, Atlanta, Georgia for advances up to $10,000 and a $10,000 repurchase line of credit with Center State Bank, Orlando, Florida. Additionally, liquidity needs can be supplemented by the structuring of the maturities of investment securities and the pricing and maturities on loans and deposits offered to customers. The Company also uses retail securities sold under repurchase agreements to fund operations. Retail securities sold under repurchase agreements were $438 at September 30, 2010.
Stockholders’ equity to total assets was 6.33% at September 30, 2010 compared to 6.29% at December 31, 2009 and 7.15% at September 30, 2009. The capital of the Company exceeded all required regulatory guidelines at September 30, 2010. The Company’s Tier 1 risk-based, total risk-based and leverage capital ratios were 11.65%, 13.08%, and 7.44%, respectively, at September 30, 2010.

The following table reflects the current regulatory capital levels in more detail, including comparisons to the regulatory minimums.
Table 14 — Regulatory Capital Requirements
September 30, 2010

			Required for capital
	Actual		adequacy purposes		Excess
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Southeastern Bank Financial Corporation

Risk-based capital:
Tier 1 capital	$119,839	11.65%	41,159	4.00%	78,680	7.65%
Total capital	134,626	13.08%	82,318	8.00%	52,308	5.08%
Tier 1 leverage ratio	119,839	7.44%	64,437	4.00%	55,402	3.44%

Georgia Bank & Trust Company

Risk-based capital:
Tier 1 capital	$104,775	11.54%	36,332	4.00%	68,443	7.54%
Total capital	116,278	12.80%	72,664	8.00%	43,614	4.80%
Tier 1 leverage ratio	104,775	7.26%	64,949	4.50%	39,826	2.76%

Southern Bank & Trust

Risk-based capital:
Tier 1 capital	$14,532	11.89%	4,889	4.00%	9,643	7.89%
Total capital	16,067	13.15%	9,778	8.00%	6,289	5.15%
Tier 1 leverage ratio	14,532	8.03%	7,243	4.00%	7,289	4.03%
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

Unfunded commitments to extend credit where contract amounts represent potential credit risk totaled $143,088 at September 30, 2010. These commitments are primarily at variable interest rates.
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
Table 15 — Commitments and Contractual Obligations

	Less than	1 - 3	3 - 5	More than
	1 Year	Years	Years	5 Years
	(Dollars in thousands)

Lines of credit	$143,088	—	—	—
Lease agreements	314	287	89	35
Deposits	1,247,579	164,757	21,250	1,767
Securities sold under repurchase agreements	438	—	—	—
FHLB advances	9,000	19,000	—	39,000
Other borrowings	700	—	—	—
Subordinated debentures	—	—	2,947	20,000

Total commitments and contractual obligations	$1,401,119	$184,044	$24,286	$60,802

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2010, there were no substantial changes in the interest rate sensitivity analysis or the sensitivity of market value of portfolio equity for various changes in interest rates calculated as of December 31, 2009. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company’s audited consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2009 included in the Company’s 2009 Annual Report on Form 10-K.
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
On April 15, 2004, the Company announced the commencement of a stock repurchase program, pursuant to which it will, from time to time, repurchase up to 100,000 shares of its outstanding stock. The program does not have a stated expiration date. No stock repurchase programs were terminated during the third quarter of 2010 and there were no shares repurchased under the existing stock repurchase plan or otherwise during the third quarter.
Item 3. Defaults Upon Senior Securities
Not applicable
Item 4. [Removed and Reserved]
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

SOUTHEASTERN BANK FINANCIAL CORPORATION
Date: October 29, 2010	By:	/s/ Darrell R. Rains
Darrell R. Rains
Group Vice President, Chief Financial Officer (Duly Authorized Officer of Registrant and Principal Financial Officer)