Form 10-K
period 2010-12-31
Southeastern Bank Financial CORP
filed 2011-02-25
CIK 880116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $34,099,725 based on the closing sale price of $11.00 per share as reported on the Over the Counter Bulletin Board.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 17, 2011
Common Stock, $3 par value per share	6,675,851 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Proxy Statement for the Annual Meeting of Shareholders to be held	Part III
April 27, 2011

Introductory Note: Although the Company is classified as a “smaller reporting company” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended, it has elected to file a report and attestation as to its internal controls over financial reporting in addition to management’s report on internal controls in this Annual Report on Form 10-K.

Item 1.	Description of Business
General
Southeastern Bank Financial Corporation (the “Company”) is a Georgia corporation that is a bank holding company registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “BHCA”). The Company had total consolidated assets of $1,607,105, total deposits of $1,410,737 and total stockholders’ equity of $99,958 at December 31, 2010. The Company has two wholly-owned subsidiaries that primarily do business in the Augusta-Richmond County, GA-SC metropolitan area-Georgia Bank & Trust Company of Augusta (“GB&T”) and Southern Bank & Trust (“SB&T”), a South Carolina State Bank (collectively, the “Banks”). The Company’s operations campus is located in Martinez, Georgia and services both subsidiaries.
GB&T, a Georgia state bank, operates its main office and eight full service branches in Augusta, Martinez, and Evans, Georgia, with mortgage origination offices located in Augusta and Savannah Georgia. During the third quarter of 2010, the Company made the decision to exit the Athens, Georgia market, and GB&T closed its Athens branch on November 30, 2010. No material exit costs were incurred as a result of the decision. SB&T, originally a federally chartered thrift, operates three full service branches in North Augusta and Aiken, South Carolina. During the third quarter of 2010, SB&T filed an application with the South Carolina State Board of Financial Institutions (the “SCSBFI”) to convert from a thrift charter to a commercial bank charter under the laws of the State of South Carolina (the “Charter Conversion”). It also filed notifications with the Office of Thrift Supervision, the Federal Deposit Insurance Corporation (the “FDIC”), the Georgia Department of Banking and Finance and with the Federal Reserve Bank of Atlanta. The Charter Conversion was approved by the appropriate regulatory agencies and became effective October 1, 2010.
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
History
GB&T was organized by a group of local citizens from Richmond and Columbia Counties and commenced business from the main office location at 3530 Wheeler Road in Augusta on August 28, 1989. In December 1992 GB&T acquired FCS Financial Corporation (“FCS”) and First Columbia Bank (“First Columbia”). GB&T also operates eight full service branches in Augusta, Martinez and Evans, Georgia and a loan production office in Savannah, Georgia. SB&T was organized by the Company during 2005 and 2006, opening its main office in Aiken, South Carolina on September 12, 2006. SB&T opened its first North Augusta branch at 336 Georgia Avenue in August 2007 and opened its second Aiken branch at 149 Laurens Street on January 10, 2008.
Employees
The Company had approximately 349 full-time equivalent employees at December 31, 2010. The Company maintains training, educational and affirmative action programs designed to prepare employees for positions of increasing responsibility in both management and operations, and provides a variety of benefit programs, including group life, health, accident and other insurance and retirement plans. None of the Company’s employees are covered by a collective bargaining agreement, and the Company believes its employee relations are generally good.
Management Team
GB&T was founded with an experienced management team, and that team has continued to expand with the growth of the bank. GB&T’s President and Chief Executive Officer, R. Daniel Blanton, was involved in the organization of GB&T beginning in 1988 and previously served with a predecessor to Wells Fargo Bank, N.A. (“Wells Fargo”), Georgia State Bank, for over 13 years. With the acquisition of FCS and First Columbia, GB&T obtained its Executive Vice President and Chief Operating Officer, Ronald L. Thigpen, who had served as Chief Executive Officer of FCS and First Columbia since 1991, and before that served in various capacities with Wells Fargo and its predecessors. GB&T’s senior loan officer and Group Vice President, Jay Forrester, has been associated with GB&T since 1995. He previously served as Vice President, Commercial Lending for C & S National Bank and NationsBank, predecessors of Bank of America. Regina W. Mobley, Group Vice President, Bank Operations, has been with GB&T since the acquisition of First Columbia Bank. With over 33 years of bank operations experience, she previously served First Columbia Bank and C & S National Bank, as predecessor of Bank of America. GB&T’s Senior Credit Officer and Group Vice President, James R. Riordan, Jr., joined the team in 2002. For the prior ten years, he served in various capacities with SunTrust Bank, Augusta, N. A., most recently as senior lending officer. He has 24 years of bank lending and credit administration experience. Paula Tankersley, Group Vice President, Retail Banking, has been associated with GB&T since 1992. Prior to joining GB&T, she was associated with the Bank of Columbia County and its successor, Allied Bank of Georgia. In September 2004, Robert C. Osborne, Jr., joined GB&T as Executive Vice President and head of Wealth Management. For the prior 28 years, he was associated with Wachovia Corporation in Atlanta and Augusta, most recently as head of their Wealth Management unit in Augusta.

The Company opened SB&T with a management team that has extensive experience in the Aiken, South Carolina market. In 2005, both Frank Townsend and Darrell Rains joined GB&T with the responsibility of organizing SB&T. Frank Townsend became President and Chief Executive Officer of SB&T upon its opening in September 2006. Prior to joining GB&T, Mr. Townsend spent 11 years with Regions Bank and was the Commercial Sales Manager in Aiken. He has 25 years experience in both banking and insurance. Darrell Rains, Group Vice President and Chief Financial Officer, has over 29 years of financial experience, including service at Regions Bank as Regional Financial Officer for the Mid-Atlantic Region and at Palmetto Federal, a predecessor to Regions Bank in Aiken, S.C., as Chief Financial Officer. He serves as Chief Financial Officer for the Company, GB&T and SB&T. Mark Wills, Executive Vice President and Senior Credit Officer, first joined GB&T in 2005 and was one of the original employees of SB&T upon its opening in 2006. With over 29 years of banking experience, he previously served Bank of America and Regions Bank. In September 2007, Susan Yarborough joined SB&T as Executive Vice President and Business Development Officer. Prior to joining SB&T, she spent 13 years with Carolina First Bank in Aiken as Senior Vice President and City Executive and served in various capacities with Bank of America and its predecessors for 15 years.
Market Area
The Company’s primary market area includes Richmond and Columbia Counties in Georgia and Aiken County in South Carolina, all part of the Augusta-Richmond County, GA-SC metropolitan statistical area (MSA). The 2009 population of the Augusta-Richmond County, GA-SC MSA was 539,154, the second largest in Georgia and fourth largest in South Carolina. The Augusta market area has a diversified economy based principally on government, public utilities, health care, manufacturing, construction, and wholesale and retail trade. Augusta is one of the leading medical centers in the Southeast. Significant medical facilities include the Medical College of Georgia, University Hospital, Veteran’s Administration Hospital, Dwight D. Eisenhower Hospital, Gracewood State School and Hospital, Doctors’ Hospital and Trinity Hospital. Other major employers in the Augusta market area include U.S. Department of Energy Savannah River Site, the Fort Gordon military installation, E-Z Go/Textron (golf car manufacturer), the Richmond County school system and the Columbia County school system. Major employers in the Aiken market include Savannah River Site, Aiken County Board of Education, Bechtel Savannah River Company (engineering construction firm), Wal-Mart Associates Inc., Kimberly Clark Corporation, and BFS North American Tire, LLC. The area is served by Interstate 20, which connects it to Atlanta, 140 miles to the west and Columbia, South Carolina, 70 miles to the east. Augusta is also served by a major commercial airport (Bush Field) and a commuter airport (Daniel Field). The average unemployment rate for the Augusta-Richmond County MSA was 9.2% in 2009. Between June 2009 and June 2010 (the latest date for which FDIC information is available), total commercial bank and thrift deposits in the Augusta-Richmond County, GA-SC MSA increased 2.53% from $7,056,431 to $7,235,246. Based on data reported as of June 30, 2010, the Company has 18.62% of all deposits in the Augusta-Richmond County, GA-SC MSA and is the second largest depository institution. The demographic information as presented above is based upon information and estimates provided by the U.S. Census Bureau, U.S. Department of Labor, the FDIC, Augusta Metro Chamber of Commerce, and the South Carolina Employment Security Commission.
Competition
The banking business generally is highly competitive, and sources of competition are varied. The Company competes as a financial intermediary with other commercial banks, savings and loan associations, credit unions, mortgage banking companies, consumer finance companies, securities brokerages, insurance companies, and money market mutual funds operating in Richmond and Columbia Counties in Georgia, Aiken County in South Carolina and elsewhere. In addition, customers conduct banking activities without regard to geographic barriers through computer-based banking and similar services.

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
Lending Activities
Through its bank subsidiaries, the Company offers a wide range of lending services, including real estate, commercial and consumer loans, to individuals, small to medium-sized businesses and professionals that are located in, or conduct a substantial portion of their business in, the Company’s market area. The Company’s total loans at December 31, 2010, were $874,095, or 58.69% of total interest-earning assets. An analysis of the composition of the Company’s loan portfolio is set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Composition of the Loan Portfolio.”
Real Estate Loans. Loans secured by real estate are the primary component of the Company’s loan portfolio, constituting $667,550, or 76.37% of the Company’s total loans, at December 31, 2010. These loans consist of commercial real estate loans, construction and development loans, residential real estate loans, and home equity loans.
Commercial Real Estate Loans. At December 31, 2010, the Company held $327,458 of commercial real estate loans of various sizes secured by office buildings, retail establishments, and other types of property. These commercial real estate loans represented 37.46% of the Company’s total loans at December 31, 2010. Loan terms are generally limited to five years and often do not exceed three years, although the installment payments may be structured on a 20-year amortization basis with a balloon payment at maturity. Interest rates may be fixed or adjustable. The Company generally charges an origination fee. Management attempts to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 80%. In addition, the Company requires personal guarantees from the principal owners of the property supported with an analysis by the Company of the guarantors’ personal financial statements in connection with a substantial majority of such loans. The Company experienced $1,035 in net charge-offs on commercial real estate loans during 2010. A number of the loans classified as commercial real estate loans are, in fact, commercial loans for which a security interest in real estate has been taken as additional collateral. These loans are subject to underwriting as commercial loans as described below.

Acquisition Development and Construction Loans (“ADC loans”). ADC real estate loans comprise $182,412, or 20.87% of the Company’s total loans at December 31, 2010. A construction and development loan portfolio presents special problems and risks, requiring additional administration and monitoring. This is necessary since most loans are originated as lines of credit and draws under the line require specific activities which add value to the asset, such as progress on the completion of a building or the placement of utilities and roads in a development. This requires specialized knowledge on the part of our personnel to appraise and evaluate that progress, hence the higher level of administration and monitoring. The level of construction and development loans are representative of the character of the Company’s market. The Company subjects this type of loan to underwriting criteria that include: certified appraisal and valuation of collateral; loan-to-value margins (typically not exceeding 75%); cash equity requirements; evaluations of borrowers’ cash flows and alternative sources of repayment; and a determination that the market is able to absorb the project on schedule.
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
Infrastructure development loans are generally made with an initial maturity of one year, although the Company may renew the loan for up to two additional one-year terms to allow the developer to complete the sale of the lots comprising the property before requiring the payment of the related loan. These loans typically bear interest at a floating rate and the Company typically charges an origination fee. These loans are repaid, interest only, on a monthly or quarterly basis until sales of lots begin, and then principal payments are made as each lot is sold at a rate allowing the Company to be repaid in full by the time 75% of the lots have been sold. In order to reduce the credit risk associated with these loans, the Company requires the project’s loan to value ratio (on an as completed basis) to be not more than 75%. The Company experienced $8,113 in net loan charge-offs on construction and development loans during 2010.
Residential construction loans are typically made for homes with a completed value in the range of $100 to $500 thousand. Loans are typically made for a term of six months to twelve months. Typically, these loans bear interest at a floating rate and the Company collects an origination fee. The Company may renew these loans for an additional term (up to 24 months total) to allow the contractor time to market the home. In order to reduce the credit risk with respect to these loans, the Company restricts the number and dollar amount of loans that are made for homes being built on a speculative basis and carefully manages its aggregate lending relationship with each borrower. The Company experienced $1,811 in net loan charge-offs on residential construction loans during 2010.

Interest reserves are established for certain ADC (acquisition, development and construction) loans based on the feasibility of the project, the timeframe for completion, the creditworthiness of the borrower and guarantors, and collateral. An interest reserve allows the borrower’s interest cost to be capitalized and added to the loan balance. As a matter of practice the Banks do not generally establish loan funded interest reserves on ADC loans; however, the Company’s loan portfolio includes six loans with interest reserves at December 31, 2010. The following table details the loans and accompanying interest reserves as of December 31, 2010 and 2009.

	December 31, 2010
		Reserves
	Balance	Original	Advanced	Remaining
	(Dollars in thousands)

Loan 1	$4,166	179	179	—
Loan 2	10,135	300	300	—
Loan 3	2,234	255	255	—
Loan 4	452	30	30	—
Loan 5	162	10	10	—
Loan 6	1,114	81	81	—

	December 31, 2009
		Reserves
	Balance	Original	Advanced	Remaining
	(Dollars in thousands)

Loan 1	$4,278	179	179	—
Loan 2	9,666	300	77	223
Loan 3	2,598	255	255	—
Loan 4	455	30	30	—
Loan 5	166	10	10	—
Loan 6	1,133	81	81	—
Underwriting for ADC loans with interest reserves follows the same process as those loans without reserves. In order for the Banks to establish a loan funded interest reserve, the borrower must have the ability to repay without the use of a reserve and a history of developing and stabilizing similar properties. All ADC loans, including those with interest reserves, are carefully monitored through periodic construction site inspections by bank employees or third party inspectors to ensure projects are moving along as planned. Management assesses the appropriateness of the use of interest reserves during the entire term of the loan as well as the adequacy of the reserve. Collateral inspections are completed before approval of advances. Two of these loans have been renewed; one due to delays and time needed to obtain current financial information on the guarantors and another to allow for completion of the final punch list and negotiation of the permanent loan. None of these loans have been restructured or are currently on nonaccrual.
Residential Loans. The Company originates, on a selective basis, residential loans for its portfolio on single and multi-family properties, both owner-occupied and non-owner-occupied. At December 31, 2010, the Company held $157,680 of such loans representing 18.04% of the Company’s loan portfolio. This portfolio typically includes 15 or 30-year adjustable rate mortgage loans whose terms mirror those prevalent in the secondary market for mortgage loans or, less typically, floating rate non-amortized term loans for purposes other than acquisition of the underlying residential property. A limited number of fixed rate loans are maintained in the portfolio when there are compelling market reasons to do so. Generally, all fixed rate residential loans are sold into the secondary market. In the case of home equity loans and lines of credit, the underwriting criteria are the same as applied by the Company when making a first mortgage loan, as described above. Home equity lines of credit typically mature ten years after their origination. The Company experienced net loan charge-offs on residential loans of $1,248 during 2010.

The Company also originates both fixed and variable rate residential loans for sale into the secondary market, servicing released. Loans originated for sale into the secondary market are approved for purchase by an investor prior to closing. The Company generates loan origination fees, typically ranging from 1.00% to 1.50% of the loan balance, and servicing release fees, generally ranging from 0.25% to 0.75% of the loan balance. The Company bears minimal interest rate risk on these loans and only holds the loans temporarily until documentation can be completed to finalize the sale to the investor. Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives. Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest on the loan is locked. The Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into, in order to hedge the change in interest rates resulting from its commitments to fund the loans. Changes in the fair values of these derivatives are included in net gains on sales of loans. Fair values of these derivatives were $2 and $182 as of December 31, 2010 and 2009, respectively. The Company had $12,775 of such loans at December 31, 2010.
Commercial Loans. The Company makes loans for commercial purposes to various types of businesses. At December 31, 2010, the Company held $189,128 of these loans, representing 21.64% of the total loan portfolio, excluding for these purposes commercial loans secured by real estate. See “Real Estate Loans.” Equipment loans are made for a term of up to five years (more typically three years) at fixed or variable rates, with the loan being fully amortized over the term and secured by the financed equipment with a loan-to-value ratio based on the overall relationship and creditworthiness of the customer. Working capital loans are made for a term typically not exceeding one year. These loans are usually secured by accounts receivable or inventory, and principal is either repaid as the assets securing the loan are converted into cash, or principal is due at maturity. The Company experienced net loan charge-offs on commercial loans of $905 during 2010.
Consumer Loans. The Company makes a variety of loans to individuals for personal and household purposes, including secured and unsecured installment and term loans, and revolving lines of credit such as overdraft protection. At December 31, 2010, the Company held $17,412 of consumer loans, representing 1.99% of total loans. These loans typically carry balances of less than $25,000 and earn interest at a fixed rate. Non-revolving loans are either amortized over a period generally not exceeding 60 months or are ninety-day term loans. Revolving loans require monthly payments of interest and a portion of the principal balance (typically 2 to 3% of the outstanding balance). The Company experienced net charge-offs on consumer loans of $181 during 2010.
Loan Approval and Review. The Company’s loan approval policies provide for various levels of officer lending authority. When the aggregate amount of outstanding loans to a single borrower exceeds that individual officer’s lending authority, the loan request must be considered and approved by an officer with a higher lending limit or by the Directors’ Loan Committee. Individual officers’ lending limits range from $15 to $2,000 for GB&T and $5 to $300 for SB&T depending on seniority and the type of loan. Any loan in excess of the lending limit of senior bank officers must be approved by the Directors’ Loan Committee.
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

Deposits
The Company offers a variety of deposit programs to individuals and to small to medium-sized businesses and other organizations at interest rates generally consistent with local market conditions. The following table sets forth the mix of depository accounts for the Company as a percentage of total deposits at December 31, 2010.
Deposit Mix

	(Dollars in thousands)

Noninterest-bearing	$120,139	8.51%
NOW accounts	356,267	25.26%
Money management accounts	36,937	2.62%
Savings	409,584	29.03%
Time deposits
Under $100	141,089	10.00%
$100 and over	346,721	24.58%

	$1,410,737	100.00%

The Company accepts deposits at both main office locations and ten branch banking offices, eleven of which maintain an automated teller machine. The Company is a member of Mastercard’s Maestro and Cirrus networks, VISA Plus, as well as the “STAR” network of automated teller machines, which permits customers to perform certain transactions in many cities throughout Georgia, South Carolina and other regions. The Company controls deposit volumes primarily through the pricing of deposits and to a certain extent through promotional activities such as “free checking”. The Company also utilizes other sources of funding, specifically repurchase agreements, Federal Home Loan Bank borrowings, Insured Network Deposits and brokered certificates of deposit. Deposit rates are set weekly by executive management of the Company. Management believes that the rates it offers are competitive with, or in some cases, slightly above those offered by other institutions in its market area. The Company does not actively solicit deposits outside of its market area.
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

The Company owns all of the capital stock of GB&T and SB&T and is a multi-bank holding company under the federal Bank Holding Company Act of 1956. As a result, the Company is primarily subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Board of Governors of the Federal Reserve System. Because the Company is a bank holding company located in Georgia, the Georgia Department of Banking and Finance (“GDBF”) also regulates and monitors all significant aspects of the Company’s operations.
GB&T is a commercial bank regulated by the GDBF, while SB&T is a commercial bank regulated by the South Carolina State Board of Financial Institutions (the “SCSBFI”). Both subsidiaries are regulated by the FDIC.
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
Under the Bank Holding Company Act, if adequately capitalized and adequately managed, a bank holding company located in a given state may purchase a bank located outside that state, although restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. Georgia law prohibits acquisitions of Georgia banks that have been incorporated for less than three years, and South Carolina law prohibits the acquisition of South Carolina banks that have been incorporated for less than five years.
Change in Bank Control. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is also presumed to exist, although rebuttable, if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:
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
The minimum guideline for the ratio of total capital to risk-weighted assets, and classification as “adequately capitalized,” is 8%. A bank that fails to meet the required minimum guidelines is classified as “undercapitalized” and subject to operating and management restrictions. However, a bank that exceeds its capital requirements and maintains a ratio of total capital to risk-weighted assets of 10% is classified as “well capitalized.” As of December 31, 2010, both GB&T and SB&T were “well capitalized.”
Total capital consists of two components: Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stockholders’ equity, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual preferred stock, and notes payable to unconsolidated special purpose entities that issue trust preferred securities, net of investment in the entity, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock and hybrid capital, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. The Company’s ratio of total capital to risk-weighted assets was 13.59% and the ratio of Tier 1 Capital to risk-weighted assets was 12.14% at December 31, 2010.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve Board’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2010, our leverage ratio was 7.39%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.
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
Generally, the regulatory capital framework under which the Company and its subsidiaries operate is in a period of change with likely legislation or regulation that will continue to revise the current standards and very likely increase capital requirements for the entire banking industry. Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), bank regulators are required to establish new minimum leverage and risk-based capital requirements for certain bank holding companies and systematically important non-bank financial companies. The new minimum thresholds will not be lower than existing regulatory capital and leverage standards applicable to insured depository institutions and may, in fact, be higher once established.
Payment of Dividends. The Company is a legal entity separate and distinct from its subsidiaries. The principal sources of the Company’s cash flow, including cash flow to pay dividends to its shareholders, are dividends paid by the subsidiaries to the Company. Statutory and regulatory limitations apply to GB&T’s and SB&T’s payment of dividends. If, in the opinion of the FDIC , such subsidiaries were engaged in or about to engage in an unsafe or unsound practice, the FDIC could require, after notice and a hearing, that they stop or refrain from engaging in the questioned practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See “Prompt Corrective Action.”
GB&T and SB&T have additional restrictions for dividends imposed by their respective regulatory agencies. Cash dividends on GB&T’s common stock may be declared and paid only out of its retained earnings, and dividends may not be declared at any time when GB&T’s paid-in capital and appropriated earnings do not, in combination, equal at least 20% of its capital stock account. In addition, the GDBF’s current rules and regulations require prior approval before cash dividends may be declared and paid if: (1) the bank’s ratio of equity capital to adjusted total assets is less than 6%; (ii) the aggregate amount of dividends declared or anticipated to be declared in that calendar year exceeds 50% of the bank’s net profits, after taxes but before dividends, for the previous calendar year; or (iii) the percentage of the bank’s loans classified as adverse as to repayment or recovery by the GDBF at the most recent examination of the bank exceeds 80% of the bank’s equity as reflected at such examination. The SCSBFI permits a bank to pay cash dividends of up to 100% of net income in any given calendar year without prior regulatory approval if the bank received a composite “1” or “2” rating in its last state or federal examination.

GB&T declared cash dividends payable to the Company of $0 in 2010 and 2009 and $1,450 in 2008. The Company suspended the payment of quarterly cash dividends on its common stock effective April 22, 2009. The Board of Directors considered the action prudent in order to maintain its capital position in the current state of the economy. The Board plans to reinstate the dividend payment at an appropriate time once economic conditions improve and stabilize. Any future determination relating to dividend policy will be made at the discretion of the Board and will depend on many of the statutory and regulatory factors mentioned above.
Restrictions on Transactions with Affiliates. The Company, GB&T and SB&T are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:
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
The Dodd-Frank Act enhances the requirements for certain transactions with affiliates under Section 23A and 23B, including an expansion of the definition of “covered transactions” and increasing the amount of time for which collateral requirements regarding covered transactions must be maintained.
GB&T and SB&T are also subject to restrictions on extensions of credit to their respective executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features. Effective July 21, 2011, an insured depository institution will be prohibited from engaging in asset purchases or sales transactions with its officers, directors or principal shareholders unless on market terms and, if the transaction represents greater than 10% of the capital and surplus of the bank, it has been approved by a majority of the disinterested directors.

Support of Subsidiary Institutions. Under Federal Reserve Board policy, the Company is expected to act as a source of financial strength for its subsidiaries and to commit resources to support them. In addition, pursuant to the Dodd-Frank Act, the federal banking regulators are required to issue, within two years of enactment, rules that require a bank holding company to serve as a source of financial strength for any depository institution subsidiary. This support may be required at times when, without this Federal Reserve Board policy, the Company might not be inclined to provide it. In addition, any capital loans made by the Company to its subsidiaries will be repaid only after the applicable subsidiary’s deposits and various other obligations are repaid in full. In the unlikely event of the Company’s bankruptcy, any commitment by it to a federal bank regulatory agency to maintain the capital of GB&T and SB&T will be assumed by the bankruptcy trustee and entitled to a priority of payment.
Prompt Corrective Action. The FDICIA establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of the other categories.
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
As of December 31, 2010, GB&T and SB&T qualified for the well capitalized category. A “well-capitalized” bank is one that is not required to meet and maintain a specific capital level for any capital measure pursuant to any written agreement, order, capital directive, or other remediation, and significantly exceeds all of its capital requirements, which include maintaining a total risk-based capital ratio of at least 10%, a tier 1 risk-based capital ratio of at least 6%, and a tier 1 leverage ratio of at least 5%. Generally, a classification as well capitalized will place a bank outside of the regulatory zone for purposes of prompt corrective action. However, a well-capitalized bank may be reclassified as “adequately capitalized” based on criteria other than capital if the federal regulator determines that a bank is in an unsafe or unsound condition or is engaged in unsafe or unsound practices requiring certain remedial action.
FDIC Insurance Assessments. GB&T’s and SB&T’s deposits are insured by the Deposit Insurance Fund (the “DIF”) of the FDIC up to the maximum amount permitted by law, which was permanently increased to $250,000 by the Dodd-Frank Act. The FDIC uses the DIF to protect against the loss of insured deposits if an FDIC-insured bank or savings association fails. Pursuant to the Dodd-Frank Act, the FDIC must take steps, as necessary, for the DIF reserve ratio to reach 1.35% of estimated insured deposits by September 30, 2020. GB&T and SB&T are thus subject to FDIC deposit premium assessments.

Currently, the FDIC uses a risk-based assessment system that assigns insured depository institutions to one of four risk categories based on three primary sources of information — supervisory risk ratings for all institutions, financial ratios for most institutions, including GB&T and SB&T, and long-term debt issuer ratings for large institutions that have such ratings. For institutions assigned to the lowest risk category, the annual assessment rate ranges between 7 and 16 cents per $100 of domestic deposits. For institutions assigned to higher risk categories, assessment rates range from 17 to 77.5 cents per $100 of domestic deposits. These ranges reflect a possible downward adjustment for unsecured debt outstanding and possible upward adjustments for secured liabilities and, in the case of institutions outside the lowest risk category, brokered deposits.
On September 29, 2009, the FDIC announced a uniform three basis point-increase effective January 1, 2011, and on November 12, 2009, adopted a rule requiring nearly all FDIC-insured depository institutions, including GB&T and SB&T, to prepay their DIF assessments for the fourth quarter of 2009 and for the following three years on December 30, 2009. At that time, the FDIC indicated that the prepayment of DIF assessments was in lieu of additional special assessments; however, there can be no guarantee that continued pressures on the DIF will not result in additional special assessments being collected by the FDIC in the future.
On October 19, 2010, the FDIC adopted a new DIF Restoration Plan that foregoes the uniform three basis point-increase scheduled to take effect on January 1, 2011. The FDIC indicated that this change was based on revised projections calling for lower than previously expected DIF losses for the period 2010 through 2014, continued stresses on the earnings of insured depository institutions, and the additional time afforded to reach the DIF reserve ratio required by the Dodd-Frank Act. The FDIC will pursue further rulemaking in 2011 regarding the method that will be used to reach the required 1.35% reserve ratio by September 30, 2020 and plans to offset the effect of this statutory requirement on insured depository institutions with total consolidated assets of less than $10 billion.
On February 7, 2011, pursuant to another element of the Dodd-Frank Act, the FDIC adopted regulations anticipated to become effective April 1, 2011 that amend current regulations to redefine the “assessment base” used for calculating deposit insurance assessments. Rather than the current system, whereby the assessment base is calculated by using an insured depository institution’s domestic deposits less a few allowable exclusions, the new assessment base will be calculated using the average consolidated total assets of an insured depository institution less the average tangible equity of such institution. Under the new rules, the FDIC defines tangible equity as Tier 1 capital. The FDIC will continue to utilize a risk-based assessment system in which institutions will be subject to assessment rates ranging from 2.5 to 45 basis points, subject to adjustments for unsecured debt and, in the case of small institutions outside the lowest risk category and certain large and highly complex institutions, brokered deposits. The final rules eliminate adjustments for secured liabilities.
The new rules retain the FDIC Board’s flexibility to, without further notice-and-comment rulemaking, adopt rates that are higher or lower than the stated base assessment rates, provided that the FDIC cannot (i) increase or decrease the total rates from one quarter to the next by more than two basis points, or (ii) deviate by more than two basis points from the stated base assessment rates. Although the Dodd-Frank Act requires that the FDIC eliminate its requirement to pay dividends to depository institutions when the reserve ratio exceeds a certain threshold, the FDIC’s new rule establishes a decreasing schedule of assessment rates that would take effect when the DIF reserve ratio first meets or exceeds 1.15%. If the DIF reserve ratio meets or exceeds 1.15%, base assessment rates would range from 1.5 to 40 basis points; if the DIF reserve ratio meets or exceeds 2%, base assessment rates would range from 1 to 38 basis points; and if the DIF reserve ratio meets or exceeds 2.5%, base assessment rates would range from 0.5 to 35 basis points. All base assessment rates would continue to be subject to adjustments for unsecured debt and brokered deposits.

The FDIC also collects a deposit-based assessment from insured financial institutions on behalf of The Financing Corporation (“FICO”). The funds from these assessments are used to service debt issued by FICO in its capacity as a financial vehicle for the Federal Savings & Loan Insurance Corporation. The FICO assessment rate is set quarterly and in 2010 ranged from 1.06 cents to 1.04 cents per $100 of assessable deposits. These assessments will continue until the debt matures between 2017 and 2019.
The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.
Branching. Under current Georgia law, GB&T may open or acquire branch offices throughout Georgia with the prior approval of the GDBF. Similarly, SB&T may open or acquire branch offices in South Carolina with the prior approval of the SCSBFI. Prior to the enactment of the Dodd-Frank Act, national and state-chartered banks were generally permitted to branch across state lines by merging with banks in other states if allowed by the applicable states’ laws. However, interstate branching is now permitted for all national and state-chartered banks as a result of the Dodd-Frank Act, provided that a state bank chartered by the state in which the branch is to be located would also be permitted to establish a branch.
Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve or the FDIC shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on our operations. Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements.
Allowance for Loan and Lease Losses. The Allowance for Loan and Lease Losses (the “ALLL”) represents one of the most significant estimates in the Company’s financial statements and regulatory reports. Because of its significance, the Company has developed a system by which it develops, maintains and documents a comprehensive, systematic and consistently applied process for determining the amounts of the ALLL and the provision for loan and lease losses. The Interagency Policy Statement on the Allowance for Loan and Lease Losses, issued on December 13, 2006, encourages all banks to ensure controls are in place to consistently determine the ALLL in accordance with generally accepted accounting principles, the bank’s stated policies and procedures, management’s best judgment and relevant supervisory guidance. Consistent with supervisory guidance, GB&T and SB&T each maintain a prudent and conservative, but not excessive, ALLL, that is at a level that is appropriate to cover estimated credit losses on individually evaluated loans determined to be impaired as well as estimated credit losses inherent in the remainder of the loan and lease portfolio. Management’s estimate of credit losses reflects consideration of all significant factors that affect the collectability of the portfolio as of the evaluation date. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies.”

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

Enforcement Powers. The Financial Institution Reform Recovery and Enforcement Act (“FIRREA”) expanded and increased civil and criminal penalties available for use by the federal regulatory agencies against depository institutions and certain “institution-affiliated parties.” Institution-affiliated parties primarily include management, employees, and agents of a financial institution, as well as independent contractors and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,100,000 per day for such violations. Criminal penalties for some financial institution crimes have been increased to 20 years. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties.
Possible enforcement actions include the termination of deposit insurance. Furthermore, banking agencies’ power to issue regulatory orders were expanded. Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate. The Dodd-Frank Act increases regulatory oversight, supervision and examination of banks, bank holding companies and their respective subsidiaries by the appropriate regulatory agency.
The Consumer Financial Protection Bureau. The Dodd-Frank Act creates the Consumer Financial Protection Bureau (the “Bureau”) within the Federal Reserve Board. The Bureau is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The Bureau has rulemaking authority over many of the statutes governing products and services offered to bank consumers. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are more stringent than those regulations promulgated by the Bureau and state attorneys general are permitted to enforce consumer protection rules adopted by the Bureau against state-chartered institutions.

Limitations on Senior Executive Compensation. In June of 2010, federal banking regulators issued guidance designed to help ensure that incentive compensation policies at banking organizations do not encourage excessive risk-taking or undermined the safety and soundness of the organization. In connection with this guidance, the regulatory agencies announced that they will review incentive compensation arrangements as part of the regular, risk-focused supervisory process. Regulatory authorities may also take enforcement action against a banking organization if its incentive compensation arrangement or related risk management, control, or governance processes pose a risk to the safety and soundness of the organization and the organization is not taking prompt and effective measures to correct the deficiencies. To ensure that incentive compensation arrangements do not undermine safety and soundness at insured depository institutions, the incentive compensation guidance sets forth the following key principles:
•
Incentive compensation arrangements should provide employees incentives that appropriately balance risk and financial results in a manner that does not encourage employees to expose the organization to imprudent risk;

•	Incentive compensation arrangements should be compatible with effective controls and risk management; and
•	Incentive compensation arrangements should be supported by strong corporate governance, including active and effective oversight by the board of directors.
The Dodd-Frank Act. The Dodd-Frank Act has had a broad impact on the financial services industry, including significant regulatory and compliance changes previously discussed and including, among other things, (i) enhanced resolution authority of troubled and failing banks and their holding companies; (ii) increased regulatory examination fees; and (iii) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector. Additionally, the Dodd-Frank Act establishes a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve Board, the Office of the Comptroller of the Currency and the FDIC.
Many of the requirements called for in the Dodd-Frank Act will be implemented over time and most will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on financial institutions’ operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.
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

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
•	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies, certain identity theft protections, and certain credit and other disclosures;
•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	National Flood Insurance Act and Flood Disaster Protection Act, requiring flood insurance to extend or renew certain loans in flood plains;

•
Real Estate Settlement Procedures Act, requiring certain disclosures concerning loan closing costs and escrows, and governing transfers of loan servicing and the amounts of escrows in connection with loans secured by one-to-four family residential properties;

•
Bank Secrecy Act, as amended by the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”), imposing requirements and limitations on specific financial transactions and account relationships, intended to guard against money laundering and terrorism financing;

•
sections 22(g) and 22(h) of the Federal Reserve Act which set lending restrictions and limitations regarding loans and other extensions of credit made to executive officers, directors, principal shareholders and other insiders;

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

•	rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.
Additionally, as part of their overall conduct of their business, the Company, GB&T and SB&T must comply with:
•	privacy and data security laws and regulations at both the federal and state level; and
•	anti-money laundering laws, including the USA Patriot Act.
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
Risks Associated with our Business
The amount of “other real estate owned” (“OREO”) may increase significantly, resulting in additional losses, and costs and expenses that will negatively affect our operations
At December 31, 2010, we had a total of $7,751 of OREO as compared to $7,974 at December 31, 2009 and $5,734 at December 31, 2008. This increase in OREO is due, among other things, to the continued deterioration of the residential real estate market and the tightening of the credit market. As the amount of OREO increases, our losses and the costs and expenses of maintaining the real estate will likewise increase. Due to the on-going economic crisis, the amount of OREO may continue to increase throughout 2011. Any additional increase in losses, and maintenance costs and expenses due to OREO may have material adverse effects on our business, financial condition, and results of operations. Such effects may be particularly pronounced in a market of reduced real estate values and excess inventory, which may make the disposition of OREO properties more difficult, increase maintenance costs and expenses, and reduce our ultimate realization from any OREO sales.
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

Future impairment losses could be required on various investment securities, which may materially reduce the Company’s and the Banks’ regulatory capital levels.
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
The Company recognized other-than-temporary impairment charges of $96 and $975 for the years ended December 31, 2010 and 2009, respectively.
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
Our results of operations and financial condition would be adversely affected if our allowance for loan losses is not sufficient to absorb actual losses.
Experience in the banking industry indicates that a portion of our loans in all categories of our lending business will become delinquent, and some may only be partially repaid or may never be repaid at all. Our methodology for establishing the adequacy of the allowance for loan losses depends on subjective application of risk grades as indicators of borrowers’ ability to repay. Deterioration in general economic conditions and unforeseen risks affecting customers may have an adverse effect on borrowers’ capacity to repay timely their obligations before risk grades could reflect those changing conditions. In times of improving credit quality, with growth in our loan portfolio, the allowance for loan losses may decrease as a percent of total loans. Changes in economic and market conditions may increase the risk that the allowance would become inadequate if borrowers experience economic and other conditions adverse to their businesses. Maintaining the adequacy of our allowance for loan losses may require that we make significant and unanticipated increases in our provisions for loan losses, which would materially affect our results of operations and capital adequacy. Recognizing that many of our loans individually represent a significant percentage of our total allowance for loan losses, adverse collection experience in a relatively small number of loans could require an increase in our allowance. Federal regulators, as an integral part of their respective supervisory functions, periodically review our allowance for loan losses. The regulatory agencies may require us to change classifications or grades on loans, increase the allowance for loan losses with large provisions for loan losses and to recognize further loan charge-offs based upon their judgments, which may be different from ours. Any increase in the allowance for loan losses required by these regulatory agencies could have a negative effect on our results of operations and financial condition.

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
In addition to considering the financial strength and cash flow characteristics of borrowers, we often secure loans with real estate collateral. At December 31, 2010, approximately 76.37% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. Our markets and the U.S. generally are experiencing a period of reduced real estate values, and if we are required to liquidate the collateral securing a significant loan or collection of loans to satisfy the debt during such a period, our earnings and capital could be adversely affected. See the disclosure below under “An economic downturn, especially one affecting our market areas, could adversely affect our financial condition, results of operations, or cash flows.”
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
Our success depends upon the growth in population, income levels, deposits and housing starts in our primary market areas which principally include Richmond, Columbia and Clarke counties in the state of Georgia and Aiken County in the state of South Carolina. If the communities in which we operate do not grow, or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed. Unpredictable economic conditions may have an adverse effect on the quality of our loan portfolio and our financial performance. Economic recession over a prolonged period or other economic problems in our market areas could have a material adverse impact on the quality of the loan portfolio and the demand for our products and services. We experienced a higher percentage of non-performing loans to total loans in 2010 and 2009 than in prior years based in part on general economic conditions in our market areas. Future adverse changes in the economies in our market areas may have a material adverse effect on our financial condition, results of operations or cash flows. Further, the banking industry in Georgia and South Carolina is affected by general economic conditions such as inflation, recession, unemployment and other factors beyond our control. As community financial institutions, we are less able to spread the risk of unfavorable local economic conditions than larger or more regional banks. Moreover, we cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our primary market areas even if they do occur.
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

Our controls and procedures may fail or be circumvented.
Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations and financial condition.
We are subject to extensive regulation that could limit or restrict our activities and impose financial requirements or limitations on the conduct of our business, which limitations or restrictions could adversely affect our profitability.
As a bank holding company, we are primarily regulated by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). Our subsidiary banks are primarily regulated by the FDIC, the GDBF, and the SCSBFI. Our compliance with regulations promulgated by these agencies is costly and may limit our growth and restrict certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. We are also subject to capital requirements of our regulators.
The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably.
See the section of this report entitled “Supervision and Regulation” for additional information on the statutory and regulatory issues that affect our business.
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

Risks Associated with our Common Stock
We are not currently paying dividends on our common stock and we may be unable to pay future dividends. As a result, capital appreciation, if any, of our common stock may represent the sole opportunity for gains on an investment for the foreseeable future.
We are not currently paying dividends on our common stock, and we make no assurances that we will pay any dividends in the future. Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, regulatory restrictions and other factors that our Board of Directors may deem relevant. The holders of our common stock are entitled to receive dividends when, and if declared by our Board of Directors out of funds legally available for that purpose. As part of our consideration of potential cash dividends, we intend to retain adequate funds from future earnings to support the development and growth of our business. In addition, our ability to pay dividends is restricted by federal policies and regulations and by the terms of our existing indebtedness. It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of net income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. Further, our principal source of funds to pay dividends are cash dividends that we receive from our subsidiaries, and they are subject to statutory and regulatory limitations on the amount of dividends they can pay without prior regulatory approval. See “Business — Supervision and Regulation — Payment of Dividends.”
Our stock price can be volatile.
Stock price volatility may make it more difficult for investors to resell their common stock when they want to and at prices they find attractive. Our stock price can fluctuate significantly in response to a variety of factors including, among other things:
•	actual or anticipated variations in quarterly results of operations;

•	recommendations by securities analysts;

•	the operating and stock price performance of other companies that investors deem comparable to the Company;

•	perceptions in the marketplace regarding the Company and/or its competitors;

•	new technology used, or services offered, by competitors;

•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving the Company or its competitors;

•	failure to integrate acquisitions or realize anticipated benefits from acquisitions;

•	changes in government regulations; and

•	geopolitical conditions such as acts or threats of terrorism or military conflicts.
General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause our stock price to decrease regardless of operating results as evidenced by the current volatility and disruption of capital and credit markets.

The trading volume in our common stock is less than that of other larger financial services companies.
Although the Company’s common stock is traded on the Over-the-Counter Bulletin Board, the trading volume in our common stock is less than that of other larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the lower trading volume of our common stock, significant sales of our common stock, or the expectation of these sales, could cause our stock price to fall.
Holders of our subordinated debentures have rights that are senior to those of our common shareholders.
We have supported our continued growth by issuing trust preferred securities from special purpose trusts and accompanying subordinated debentures. We have also issued a subordinated debenture to an entity affiliated with one of our directors, as is further described in Note 11 to our Consolidated Financial Statements included elsewhere in this report. At December 31, 2010, we had outstanding subordinated debentures totaling $22,947 and may issue additional trust preferred securities or incur further indebtedness in the future. We unconditionally guarantee the payment of principal and interest on the trust preferred securities. The debentures described above are senior to our common stock. As a result, we must make payments on the subordinated debentures before we can pay any dividends on our common stock. In the event of our bankruptcy, dissolution or liquidation, holders of our subordinated debentures must be satisfied before any distributions can be made on our common stock. We have the right to defer distributions on the subordinated debentures relating to our trust preferred securities (and dividend payments on the related trust preferred securities) for up to five years, but during that time we would not be able to pay dividends on our common stock.
Our directors and executive officers own a significant portion of our common stock and can influence shareholder decisions.
Our directors, executive officers and relatives of directors, as a group, beneficially owned approximately 53.66% of our fully diluted outstanding common stock as of February 17, 2011. As a result of their ownership, the directors and executive officers will have the ability, if they voted their shares in concert, to control the outcome of all matters submitted to our shareholders for approval, including the election of directors.

Item 1B.	Unresolved Staff Comments
None

Item 2.	Properties
The Company currently operates two main offices, ten branches and an operations center. The principal administrative offices of the Company are located at 3530 Wheeler Road, Augusta, Georgia. Locations in Georgia include the main office, four branch offices in Augusta, Georgia, two branches in Martinez, Georgia and two branches in Evans, Georgia. SB&T locations include the main office and one additional branch in Aiken, South Carolina, and one leased facility in North Augusta, South Carolina. All banking offices except the leased facility are owned by the Company, are not subject to mortgage, and are covered by appropriate insurance for replacement value.
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
The Pine Log Road office, located in Aiken, South Carolina, opened in September 2006, and consists of a 4,000 square foot banking office with all the facilities of the metro Augusta offices. In July 2007, a 1,600 square foot drive-thru facility was opened in Evans, Georgia, and in August 2007, a 4,600 square foot full-service branch was opened in North Augusta, South Carolina. On January 10, 2008, SB&T opened its second branch in Aiken, South Carolina and relocated its main office to a 3,168 square foot wood frame historic home on Laurens Street.
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
The Company’s automated teller machine network includes three drive-up machines located in major retail shopping areas as well as machines located at eleven of the twelve branch offices.
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

Item 4.	[Removed and Reserved]

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
As of February 17, 2011, there were approximately 997 holders of record of the Company’s common stock. As of February 17, 2011, there were 6,675,851 shares of the Company’s common stock outstanding. The Company’s common stock is traded via the Over-the-Counter Bulletin Board under the trading symbol “SBFC”. The following table reflects the range of high and low bid quotations, adjusted for stock dividends and splits, in the Company’s common stock for the past two years:
Southeastern Bank Financial Corporation Stock Price

	Low	High
Quarter ended
March 31, 2009	12.00	19.50
June 30, 2009	13.05	18.00
September 30, 2009	11.00	15.50
December 31, 2009	10.00	13.00

Quarter ended
March 31, 2010	9.17	11.75
June 30, 2010	10.50	14.50
September 30, 2010	9.50	13.00
December 31, 2010	8.00	10.50

Period ended
February 17, 2011	8.77	13.50
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
Cash dividends on GB&T’s common stock may be declared and paid only out of its retained earnings, and dividends may not be declared at any time when GB&T’s paid-in capital and appropriated earnings do not, in combination, equal at least 20% of its capital stock account. In addition, the GDBF’s current rules and regulations require prior approval before cash dividends may be declared and paid if: (i) the bank’s ratio of equity capital to adjusted total assets is less than 6%; (ii) the aggregate amount of dividends declared or anticipated to be declared in that calendar year exceeds 50% of the bank’s net profits, after taxes but before dividends, for the previous calendar year; or (iii) the percentage of the bank’s loans classified as adverse as to repayment or recovery by the GDBF at the most recent examination of the bank exceeds 80% of the bank’s equity as reflected at such examination. The SCSBFI permits a bank to pay cash dividends of up to 100% of net income in any given calendar year without prior regulatory approval if the bank received a composite “1” or “2” rating in its last state or federal examination.

The Company’s ability to pay cash dividends is further subject to continued payment of interest that is owed on subordinated debentures issued in connection with the Southeastern Bank Financial Statutory Trust I issuance in December 2005 of $10,000 of trust preferred securities, the Southeastern Bank Financial Trust II issuance in March 2006 of $10,000 of trust preferred securities, and the issuance in May 2009 of $2,947 of subordinated debentures to R.W. Pollard Enterprises, LLLP. As of December 31, 2010, the Company had approximately $22,947 of subordinated debentures outstanding. On $20,000 of the subordinated debt, the Company has the right to defer payment of interest for a period not exceeding 20 consecutive quarters. If the Company defers, or fails to make, interest payments on the subordinated debentures, the Company will be prohibited, subject to certain exceptions, from paying cash dividends on common stock until all deferred interest is paid and interest payments on the subordinated debentures resumes.
There were no shares repurchased under an existing stock repurchase plan or otherwise during the fourth quarter of 2010.
The Company did not sell any of its equity securities without registration under the Securities Act of 1933, as amended, during the fourth quarter of 2010.
See “Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for a table presenting information on equity securities subject to future issuance under the Company’s equity compensation plans.

Item 6.	Selected Financial Data
The selected consolidated financial data presented on the following page as of December 31, 2010 and 2009 and for each of the years in the three-year period ended December 31, 2010 is derived from the audited consolidated financial statements and related notes included in this report and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected consolidated financial data as of December 31, 2007 and 2006 is derived from audited consolidated financial statements that are not included in this report but that are included in the Annual Reports on Form 10-K filed with the Securities and Exchange Commission for those years. The per share data presented on the following page has been adjusted accordingly for the 10% stock dividend paid June 2, 2008.

Selected Consolidated Financial Data	2010	2009	2008	2007	2006
	(Dollars in thousands, except per share data)
Earnings
Total interest income	$69,874	$70,760	$75,675	$79,181	$65,626
Total interest expense	23,998	28,483	35,489	40,932	31,423
Net interest income	45,876	42,277	40,186	38,249	34,203
Provision for loan losses	15,801	30,904	9,055	3,823	2,478
Noninterest income	21,086	20,739	16,705	16,168	14,040
Noninterest expense	41,815	46,511	36,752	32,508	28,932
Net income (loss)	6,856	(7,985)	7,578	11,765	11,160
Per Share Data
Net income (loss)- Diluted	$1.03	$(1.24)	$1.26	$1.95	$1.89
Book value	14.97	14.05	15.81	15.04	13.21
Cash dividends declared per common share	0.00	0.13	0.52	0.52	0.52
Weighted average common and common equivalent shares outstanding	6,674,224	6,422,867	6,011,689	6,044,871	5,908,659
Selected Average Balances
Assets	$1,575,360	$1,476,887	$1,318,384	$1,133,064	$951,115
Total loans (net of unearned income)	902,346	965,111	934,512	800,852	647,421
Deposits	1,367,416	1,221,100	1,057,198	893,959	735,128
Stockholders’ equity	100,719	100,760	89,337	83,850	69,317
Selected Year-End Balances
Assets	$1,607,105	$1,491,119	$1,411,039	$1,212,980	$1,041,202
Loans (net of unearned income)	874,095	937,489	986,831	871,440	735,112
Allowance for loan losses	26,657	22,338	14,742	11,800	9,777
Deposits	1,410,737	1,280,534	1,139,552	952,166	801,763
Short-term borrowings	8,818	20,788	62,553	81,666	76,020
Long-term borrowings	74,947	82,947	104,000	79,000	75,000
Stockholders’ equity	99,958	93,744	94,651	89,758	78,924
Selected Ratios
Return on average total assets	0.44%	(0.54%)	0.57%	1.04%	1.17%
Return on average equity	6.81%	(7.92%)	8.48%	14.03%	16.10%
Average earning assets to average total assets	91.73%	91.54%	94.11%	93.66%	93.67%
Average loans to average deposits	65.99%	79.04%	88.40%	89.58%	88.07%
Average equity to average total assets	6.39%	6.82%	6.78%	7.40%	7.29%
Net interest margin	3.18%	3.12%	3.24%	3.60%	3.84%
Operating efficiency	63.59%	75.66%	64.52%	60.64%	60.20%
Net charge-offs to average loans	1.27%	2.42%	0.65%	0.22%	0.17%
Allowance for loan losses to net loans (year-end)	3.05%	2.38%	1.49%	1.35%	1.33%
Risk-based capital
Tier 1 capital	12.14%	11.06%	10.45%	11.38%	12.09%
Total capital	13.59%	12.55%	11.70%	12.61%	13.29%
Tier 1 leverage ratio	7.39%	7.51%	8.14%	9.08%	9.78%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
The Company’s services include the origination of residential and commercial real estate loans, construction and development loans, and commercial and consumer loans. The Company also offers a variety of deposit programs, including noninterest-bearing demand, interest checking, money management, savings, and time deposits. In the Augusta-Richmond County, GA-SC metropolitan statistical area, the Company had 18.62% of all deposits and was the second largest depository institution and the largest locally based institution at June 30, 2010 based on deposit levels, as cited from the FDIC’s website. Securities sold under repurchase agreements are also offered. Additional services include wealth management, trust, retail investment, and mortgage. As a matter of practice, most mortgage loans are sold in the secondary market; however, some mortgage loans are placed in the portfolio based on asset/liability management strategies. The Company continues to concentrate on increasing its market share through various new deposit and loan products and other financial services, by adding locations, and by focusing on the customer relationship management philosophy. The Company is committed to building lifelong relationships with its customers, employees, shareholders, and the communities it serves.
Net income in 2010 was $6,856 compared to a net loss of $7,985 in 2009. Although economic conditions continued to contribute to problems with loan quality, earnings were positively impacted by a decrease in the provision for loan loss expense of $15,103 primarily due to decreased losses on nonperforming assets.
The Company’s primary source of income is from its lending activities followed by interest income from its investment activities, service charges and fees on deposits, and gain on sales of mortgage loans in the secondary market. Interest income on loans decreased primarily due to decreased volumes and elevated levels of nonaccrual loans. Service charges and fees on deposits decreased due to decreases in NSF income on retail checking accounts, as a result of decreased economic activity, somewhat offset by increases in debit/ATM card income. Gain on sales of mortgage loans for 2010 increased slightly over 2009 due to higher production levels resulting from declining interest rates. Retail investment income experienced an increase due to increased activity and bond trading. Trust service fees increased due to improving market conditions. As portfolio balances increased, the level of fee based assets under management increased which resulted in higher income. Salary and benefit expenses have increased $928 from 2009 primarily due to increased incentive accruals, retail investment and trust commissions and expenses related to group insurance costs. Occupancy expense decreased $110 from 2009 primarily due to decreased depreciation expense, as a result of several assets which became fully depreciated in the first half of the year. Other operating expenses decreased $795 from 2009 primarily due to decreased maintenance agreement expense and decreased FDIC insurance expense.

The Company continues to maintain a defensive posture as uncertainty remains about the sustainability of economic recovery and has continued to focus on the net interest margin, capital preservation, liquidity management and risk mitigation. Balance sheet management, including rate changes on deposits, investment purchases and liability mix including wholesale funds levels have been key areas of focus in 2010.
Over the past four years, assets grew from $1,041,202 at December 31, 2006 to $1,607,105 at December 31, 2010. From year end 2006 to year end 2010, loans increased $138,983, and deposits increased $608,974. Net interest income for the year ended 2006 was $34,203 compared to net interest income of $45,876 in 2010. The Company has paid cash dividends of $0.13 per share each quarter since 2004 but elected to suspend dividends effective April 22, 2009 to conserve capital.
The Company meets its liquidity needs by managing cash and due from banks, federal funds purchased and sold, maturity of investment securities, principal repayments received from mortgage backed securities, and draws on lines of credit. Additionally, liquidity can be managed through structuring deposit and loan maturities. The Company funds loan and investment growth with core deposits, securities sold under repurchase agreements, Federal Home Loan Bank advances and other wholesale funding including brokered certificates of deposit. During inflationary periods, interest rates generally increase and operating expenses generally rise. When interest rates rise, variable rate loans and investments produce higher earnings; however, deposit and other borrowings interest expense also rise. The Company monitors its interest rate risk as it applies to net interest income in a ramp up and down annually 300 basis points (3.00%) scenario and as it applies to economic value of equity in a shock up and down 300 basis points (3.00%) scenario. The Company monitors operating expenses through responsibility center budgeting. See “Interest Rate Sensitivity” below.
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
Fair Value of Financial Instruments
A significant portion of the Company’s assets are financial instruments carried at fair value. This includes securities available-for-sale, loans held for sale, certain impaired loans, tax credits, mortgage banking derivatives and other real estate owned. At December 31, 2010 and December 31, 2009 the percentage of total assets measured at fair value was 38.58% and 23.89% respectively. The majority of assets carried at fair value are based on either quoted market prices or market prices for similar instruments. At December 31, 2010, 5.59% of assets measured at fair value were based on significant unobservable inputs. This consisted primarily of available-for-sale securities, impaired loans and other real estate. This represents approximately 2.16% of the Company’s total assets. See Note 6 “Fair Value Measurements” in the “Notes to Consolidated Financial Statements” herein for additional disclosures regarding the fair value of financial instruments.
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
Investment Securities
The fair values for available-for-sale securities are generally based upon quoted market prices or observable market prices for similar instruments. These values take into account recent market activity as well as other market observable data such as interest rate, spread and prepayment information. When market observable data is not available, which generally occurs due to the lack of liquidity for certain securities, the valuation of the security is subjective and may involve substantial judgment. The Company conducts periodic reviews to identify and evaluate each available-for-sale security that has an unrealized loss for other-than-temporary impairment. An unrealized loss exists when the fair value of an individual security is less than its amortized cost basis. The primary factors the Company considers in determining whether an impairment is other-than-temporary are the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and whether the Company intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis. As of December 31, 2010, the Company had approximately $13,657 of available-for-sale securities, which is approximately 0.85% of total assets, valued using unobservable inputs (Level 3). These securities were primarily non-agency mortgage-backed securities and single issuer subordinated debentures issued by financial institutions.

Results of Operations
Total assets increased $115,986, or 7.78% in 2010 compared to year end 2009 due primarily to an increase in deposits of $130,203 offset partially by repayment of other borrowings. Loans declined $63,394 or 6.76% due primarily to economic conditions and lack of demand. Management responded to the growth in deposits, the reduction in loans and a high level of liquidity at the end of 2009 by increasing investment securities. Investments increased $279,906 or 91.26% in 2010 compared to year end 2009. The Company recorded net income of $6,856 in 2010 compared to a net loss of $7,985 in 2009. The increase in net income is primarily attributable to a $15,103 decrease in provision for loan losses associated with a somewhat improved level of nonperforming assets and loan charge-offs. Loan charge-offs decreased from $24,133 in 2009 to $12,588 in 2010 and resulted primarily from lower losses in segments of the Company’s acquisition, development and construction loan portfolio (“ADC”) outside of its primary market. Loans participated with other banks on properties in the metro Atlanta market as well as ADC loans in the Athens and Savannah, Georgia markets experienced a lower level of charge offs in 2010. During 2010 losses increased somewhat in the Company’s primary market area of the Augusta-Richmond County, GA-SC metropolitan statistical area (MSA).
Interest income decreased $886 or 1.25% to $69,874 in 2010. Interest income on loans decreased $2,489 from 2009 and was primarily the result of a decline in volume as average loans decreased $60,382. Partially offsetting this was an increase in average yield from 5.70% in 2009 to 5.80% in 2010. Interest income on investment securities increased $1,499 in 2010 primarily as a result of a $152,373 increase in the average balance of the investment portfolio in 2010. The yield on the taxable investment portfolio declined from 4.88% in 2009 to 3.49% in 2010.
Interest expense decreased $4,485 to $23,998 in 2010. Interest expense on deposits decreased $3,784 to $20,465 primarily due to continuing declines in cost of funds somewhat offset by the growth of deposits. Average interest bearing deposits grew $142,225, or 12.86% in 2010. The most significant increases were in average balances of NOW and savings and money market accounts which increased $120,570 and $84,754, respectively. Average time deposits decreased $63,099 due in part to customers transferring to NOW and savings accounts as well as balances of brokered CDs which decreased from $255,876 at year end 2009 to $183,732 at year end 2010.
Noninterest income increased $347 in 2010 and was due to several factors including reduced impairment losses recognized in earnings of $879, increased retail investment income of $487, increased gain on sale of loans of $131 and increased trust service fees of $88. Offsetting these were decreased investment securities gains of $1,261 and decreased service charges and fees on deposit accounts of $125.
Noninterest expense decreased $4,696 or 10.10% in 2010 due primarily to decreased losses on sale of other real estate. Increased salaries and other personnel expense were offset by decreases in occupancy and other operating expenses. The operating efficiency ratio improved from 75.66% in 2009 to 63.59% in 2010.

The earnings performance of the Company is reflected in its return on average assets and average equity of 0.44% and 6.81%, respectively, during 2010 compared to (0.54%) and (7.92%), respectively, during 2009. Basic net income (loss) per share on weighted average common shares outstanding increased to $1.03 in 2010 compared to ($1.24) in 2009 and $1.27 in 2008. Diluted net income (loss) per share on weighted average common and common equivalent shares outstanding increased to $1.03 in 2010 compared to ($1.24) in 2009 and $1.26 in 2008.
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
Average Balances, Income and Expenses, Yields and Rates

	Year Ended Dec. 31, 2010			Year Ended Dec. 31, 2009			Year Ended Dec. 31, 2008
		Average	Amount		Average	Amount		Average	Amount
	Average	Yield or	Paid or	Average	Yield or	Paid or	Average	Yield or	Paid or
	Amount	Rate	Earned	Amount	Rate	Earned	Amount	Rate	Earned
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans	$925,923	5.80%	$53,707	$986,305	5.70%	$56,196	$952,800	6.46%	$61,568
Investments
Taxable	420,774	3.49%	14,680	273,834	4.88%	13,376	239,253	5.38%	12,875
Tax-exempt	26,402	4.17%	1,101	20,969	4.32%	906	16,266	4.40%	716
Federal funds sold	4,847	0.19%	9	22,322	0.13%	29	29,916	1.57%	470
Interest-bearing deposits in other banks	67,121	0.56%	377	48,509	0.52%	253	2,557	1.80%	46

Total interest-earning assets	1,445,067	4.84%	$69,874	1,351,939	5.23%	$70,760	1,240,792	6.10%	$75,675

Cash and due from banks	59,370			49,848			22,846
Premises and equipment	30,473			32,894			33,584
Other	65,110			58,036			34,581
Allowance for loan losses	(24,660)			(15,830)			(13,419)

Total assets	$1,575,360			$1,476,887			$1,318,384

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW accounts	$307,820	0.99%	$3,058	$187,250	0.95%	$1,777	$147,227	1.46%	$2,149
Savings and money management accounts	425,872	1.43%	6,077	341,118	1.71%	5,842	353,719	2.52%	8,912
Time deposits	514,798	2.20%	11,330	577,897	2.88%	16,630	446,434	4.25%	18,956
Federal funds purchased / securities sold under repurchase agreements	1,468	1.36%	20	40,823	0.80%	327	60,629	2.17%	1,317
Other borrowings	93,951	3.74%	3,513	103,238	3.78%	3,907	98,741	4.21%	4,155

Total interest-bearing liabilities	1,343,909	1.79%	23,998	1,250,326	2.28%	28,483	1,106,750	3.21%	35,489

Noninterest-bearing demand deposits	118,926			114,835			109,818
Other liabilities	11,806			10,966			12,479
Stockholders’ equity	100,719			100,760			89,337

Total liabilities and stockholders’ equity	$1,575,360			$1,476,887			$1,318,384

Net interest spread		3.05%			2.95%			2.89%
Benefit of noninterest sources		0.13%			0.17%			0.35%
Net interest margin/income		3.18%	$45,876		3.12%	$42,277		3.24%	$40,186

2010 compared with 2009:
Interest earning asset yields declined 39 basis points while interest bearing liability rates declined 49 basis points. As a result the Company’s average interest rate spread improved to 3.05% in 2010 as compared to 2.95% in 2009. The year over year decline in asset yields and liability costs were a result of lower market interest rates. These factors contributed to a small improvement in the net interest margin from 3.12% in 2009 to 3.18% in 2010.
The increase in average investments of $152,373 and average interest bearing deposits in other banks of $18,612 were funded primarily by increases in average interest bearing deposits of $142,225 and decreases in average loans of $60,382. For 2010, average total assets were $1,575,360, a 6.67% increase over 2009. Average interest-earning assets for 2010 were $1,445,067, or 91.73% of average total assets.
Interest income is the largest contributor to income. Interest income on loans, including loan fees, decreased $2,489 from 2009 to $53,707 in 2010. The decline was driven principally by lower average balances of loans offset in part by a 10bp increase in average yield. The average yield increased in part due to lower levels of interest reversals on non accruing loans. Average non-accrual loans decreased $7,426 from $38,651 in 2009 to $31,225 in 2010. Also, the reversal of interest income on loans placed on non-accrual declined from $1,302 in 2009 to $686 for the year ended 2010. If these non-accrual loans had been accruing interest under their original terms, approximately $1,204 in 2010 and $2,377 in 2009 would have been recognized in earnings. Interest income on investments increased $1,499 or 10.50% to $15,781 in 2010. Average investment balances increased $152,373 or 51.69% but the effect on income was substantially reduced due to a decline in the average portfolio yield. The average yield on the taxable investment portfolio declined from 4.88% in 2009 to 3.49% in 2010. Market yields available on high quality investments made during the year were lower in 2010 and were impacted by the investment of funds from increased deposits, maturities of investments coupled with funds reinvested from the liquidation of certain securities based on asset liability strategies. Average yields on interest-earning assets were 4.84% in 2010, compared to 5.23% in 2009.
Interest expense on deposits decreased $3,784 from 2009 to $20,465 in 2010. Declining interest rates paid on deposits more than offset the additional interest due to growth. The mix of interest bearing deposits also affects the interest rate spread. During 2010 the proportion of higher cost time deposits as a percent of interest bearing liabilities decreased from 46.22% to 38.31% while lower cost money management, savings and checking accounts increased from 42.26% to 54.59%. The overall result was an increase in net interest income of $3,599 or 8.51% in 2010 over 2009.
A key performance measure for net interest income is the “net interest margin”, or net interest income divided by average interest-earning assets. Unlike the “net interest spread” (the difference between interest rates earned on assets and interest rates paid on liabilities), the net interest margin is affected by the level of non-interest sources of funding used to support interest-earning assets. The Company’s net interest spread increased 10bp to 3.05% in 2010 while the net interest margin increased 6bp from 3.12% in 2009 to 3.18% in 2010. The net interest margin increase was slightly smaller than the increase in spread in 2010 due to the benefit of noninterest sources decreasing from 0.17% in 2009 to 0.13% in 2010 reflecting the reduced benefit of such balances in the net interest margin. The high level of competition in the local market for both loans and particularly deposits continues to influence the net interest margin. The net interest margin continues to be supported by demand deposits which provide a noninterest-bearing source of funds. The Company continues to focus on demand deposits and NOW accounts to help prevent further deterioration in the net interest margin. The net interest spread measures the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing sources of funds. The net interest spread eliminates the impact of noninterest-bearing funds and gives a direct perspective on the effect of market interest rate movements. As a result of changes in interest rates in 2010, the net interest spread increased 10 basis points to 3.05% in 2010.

2009 compared with 2008:
Interest earning asset yields declined sharply in 2009 compared to 2008, decreasing 87 basis points while interest bearing liability rates declined 93 basis points. As a result the Company’s average interest rate spread improved slightly to 2.95% in 2009 as compared to 2.89% in 2008. The year over year decline in asset yields and liability costs were a result of decreased market interest rates coupled with an increased level of liquidity. The Federal Reserve Board decreased its target Federal Funds rate seven times totaling 400 basis points during 2008. As a result, the prime interest rate dropped from 7.25% at year end 2007 to 3.25% at year end 2008. A significant portion of the Company’s loan portfolio adjusts immediately to these changes in rates while deposit liabilities typically lag. In addition, the yield on federal funds sold declined 144 basis points and negatively impacted overall asset yields. These factors contributed to the net interest margin declining from 3.24% in 2008 to 3.12% in 2009.
The increase in average loans of $33,505, average investments of $39,284, average interest bearing deposits in other banks of $45,952 and average cash and due from banks of $27,002 were funded by increases in average interest bearing deposits of $158,885 and other borrowings of $4,497, offset in part by decreases in federal funds purchased and securities sold under repurchase agreements of $19,806. For 2009, average total assets were $1,476,887, a 12.02% increase over 2008. Average interest-earning assets for 2009 were $1,351,939, or 91.54% of average total assets.
Interest income is the largest contributor to income. Interest income on loans, including loan fees, decreased $5,372 from 2008 to $56,196 in 2009. Declining interest rates accounted for approximately $7,264 reduction in interest but was offset by approximately $2,164 due to increased average balances of loans. Also affecting the overall yield on loans was an increase in average non-accrual loans of approximately $15,951 in 2009. Loans placed on non-accrual resulted in the reversal of interest income of $1,302 for the year ended 2009 and $1,003 in 2008. If these non-accrual loans had been accruing interest under their original terms, approximately $2,377 in 2009 and $1,561 in 2008 would have been recognized in earnings. Interest income on investments increased $691 to $14,282 primarily as a result of higher average balances partially offset by lower investment yields in 2009. The average yield on the taxable investment portfolio declined from 5.38% in 2008 to 4.88% in 2009 and accounted for $1,185 in decreased interest in 2009. Market yields available on high quality investments made during the year were lower in 2009 and were impacted by the investment of funds from increased deposits, maturities of investments coupled with funds reinvested from the liquidation of certain securities based on asset liability strategies. Interest income on federal funds sold decreased as the average yield declined from 1.57% in 2008 to 0.13% in 2009. Average yields on interest-earning assets were 5.23% in 2009, compared to 6.10% in 2008.
Interest expense on deposits decreased $5,768 from 2008 to $24,249 in 2009. Declining interest rates paid on deposits more than offset the additional interest due to growth. The mix of interest bearing deposits also affects the interest rate spread. During 2009 the proportion of higher cost time deposits as a percent of interest bearing liabilities increased from 40.34% to 46.22% while lower cost money management and savings accounts decreased from 31.96% to 27.28%. The overall result was an increase in net interest income of $2,091 or 5.20% in 2009 from 2008.

In 2009, the Company’s net interest margin decreased to 3.12% from 3.24% in 2008. The net interest margin deteriorated in 2009 as the benefit of noninterest sources decreased from 0.35% in 2008 to 0.17% in 2009 reflecting the reduced benefit of such balances in the net interest margin. The 2009 net interest spread of 2.95% increased 6 basis points from 2008 as a result of changes in interest rates.
Changes in the net interest income from period to period result from increases or decreases in the volume of interest-earning assets and interest-bearing liabilities, increases or decreases in the average rates earned and paid on such assets and liabilities, the ability to manage the earning asset portfolio, and the availability of particular sources of funds, such as noninterest-bearing deposits. The following table: “Analysis of Changes in Net Interest Income” indicates the changes in the Company’s net interest income as a result of changes in volume and rate from 2010 to 2009, and 2009 to 2008. The analysis of changes in net interest income included in the following table indicates that on an overall basis in 2010 to 2009, the increase in the balances or volumes of interest-earning assets created a positive impact in net income. This was somewhat offset by the impact of increased volumes of interest-bearing liabilities. The rate environment of 2010 resulted in significant rate decreases on interest-earning assets and interest-bearing liabilities. In 2009 to 2008, the increase in the balances or volumes of interest-earning assets created a positive impact in net income which was partially offset by the impact of increased volumes of interest-bearing liabilities. Declining rates in 2009 resulted in rate decreases on interest-earning assets and interest-bearing liabilities.
Analysis of Changes in Net Interest Income

	2010 vs. 2009				2009 vs. 2008
	Increase (Decrease)				Increase (Decrease)
	Average	Average			Average	Average
	Volume	Rate	Combined	Total	Volume	Rate	Combined	Total
	(Dollars in thousands)				(Dollars in thousands)
Interest-earning assets:

Loans	$(3,440)	$1,013	$(62)	$(2,489)	$2,164	$(7,264)	$(272)	$(5,372)
Investments, taxable	$7,177	$(3,822)	$(2,051)	1,304	1,860	(1,185)	(174)	501
Investments, tax-exempt	$235	$(32)	$(8)	195	207	(13)	(4)	190
Federal funds sold	$(23)	$13	$(10)	(20)	(119)	(342)	86	(375)
Interest-bearing deposits in other banks	$97	$19	$8	124	827	(36)	(650)	141

Total	$4,046	$(2,809)	$(2,123)	$(886)	$4,939	$(8,840)	$(1,014)	$(4,915)

Interest-bearing liabilities:

NOW accounts	$1,144	$83	$54	$1,281	$584	$(752)	$(204)	$(372)
Savings and money management accounts	$1,451	$(974)	$(242)	235	(318)	(2,857)	104	(3,071)
Time deposits	$(1,816)	$(3,911)	$427	(5,300)	5,587	(6,127)	(1,785)	(2,325)
Federal funds purchased / securities sold under repurchase agreements	$(315)	$229	$(221)	(307)	(430)	(829)	269	(990)
Other borrowings	$(351)	$(47)	$4	(394)	189	(420)	(17)	(248)

Total	$113	$(4,620)	$22	$(4,485)	$5,612	$(10,985)	$(1,633)	$(7,006)

Change in net interest income				$3,599				$2,091

The variances for each major category of interest-earning assets and interest-bearing liabilities are attributable to (a) changes in volume (changes in volume times prior year rate), (b) changes in rate (changes in rate times prior year volume) and (c) combined (changes in rate times the change in volume).

Provision for Loan Losses
The provision for loan losses is the charge to operating earnings necessary to maintain the allowance for loan losses at a level which, in management’s estimate, is adequate to cover the estimated amount of probable incurred losses in the loan portfolio. The provision for loan losses totaled $15,801 for the year ended December 31, 2010 compared to $30,904 for the year ended December 31, 2009. See “Allowance for Loan Losses” for further analysis of the provision for loan losses.
Noninterest Income
Noninterest income consists of revenues generated from a broad range of financial services and activities, including service charges on deposit accounts, gain on sales of loans, fee-based services, and products where commissions are earned through sales of products such as real estate mortgages, retail investment services, trust services, and other activities. In addition, increases in cash surrender value of bank-owned life insurance, gain on sale of fixed assets, other-than-temporary losses and gains or losses realized from the sale of investment securities are included in noninterest income.
2010 compared with 2009:
Noninterest income for 2010 was $21,086, an increase of $347 or 1.67% from 2009. The net increase was the result of several offsetting factors. Net investment securities gains declined $1,261 or 49.80% primarily due to reduced sales activity in 2010. Net impairment losses declined $879 or 90.15% due primarily to large impairments recognized in 2009. Retail investment income increased $487 or 41.45% due to increased brokerage activity in 2010. Gain on sales of loans increased $131 or 1.54% and trust service fees increased $88 or 8.46% both due to increased volume. Service charges and fees on deposits declined $125 or 1.77%. The reduced level of service charges was primarily due to decreases in NSF income on retail checking accounts resulting from decreased economic activity.
2009 compared with 2008:
Noninterest income for 2009 was $20,739, an increase of $4,034 or 24.15% from 2008. Gain on sales of loans increased $2,746 as falling rates caused an increase in mortgage refinance activity coupled with improved pricing. Investment securities gains increased $2,609 due to increased sales of investments which occurred in part to asset liability strategies during the year. These increases were partially offset by other-than-temporary impairment losses of $975 and reduced service charges and fees on deposits of $240. The reduced level of service charges was primarily due to lower returned check fees resulting from decreased economic activity.

The following table presents the principal components of noninterest income for the last three years:
Noninterest Income

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Service charges and fees on deposits	$6,926	$7,051	$7,291
Gain on sales of loans	8,624	8,493	5,747
Gain (loss) on sale of fixed assets, net	26	(15)	8
Investment securities gains (losses), net of OTTI	1,175	1,557	(77)
Retail investment income	1,662	1,175	1,096
Trust service fees	1,128	1,040	1,134
Increase in cash surrender value of bank-owned life insurance	931	880	708
Miscellaneous income	614	558	798

Total noninterest income	$21,086	$20,739	$16,705

Noninterest income as a percentage of total average assets	1.34%	1.40%	1.27%

Noninterest income as a percentage of total income	23.18%	22.67%	18.08%
Noninterest Expense
2010 compared with 2009:
Noninterest expense totaled $41,815 in 2010, a decrease of $4,696 or 10.10% over 2009.
The significant decrease in noninterest expense in 2010 primarily resulted from decreased losses on sales of other real estate which decreased $4,719. The higher levels in 2009 were due to a bulk sale of ORE assets. During the fourth quarter of 2009, management became concerned with declining real estate values on foreclosed properties and concluded that liquidation of a significant portion of such assets was necessary to avoid further value declines
Salaries and other personnel expense increased $928 or 4.12% due primarily to increased incentive compensation accruals of $493, a $177 increase in commissions paid due to higher retail investment and trust commissions, an increase in group insurance costs of $204 offset in part by a $212 decrease in salaries expense due to a small decline in average full time equivalent employees. In addition, no merit increases were granted for officer level and above in 2010.
FDIC insurance expense decreased $455 or 16.71% due primarily to a special assessment of $670 levied in 2009. Occupancy expense decreased $110 in 2010 due primarily to reduced maintenance and lease contracts as a result of cost control initiatives. Loan costs remained elevated at $954 an increase of $37 over the prior year due primarily to continued expense associated with problem asset resolution and foreclosed properties.
2009 compared with 2008:
Noninterest expense totaled $46,511 in 2009, an increase of $9,759 or 26.55% over 2008.

The significant increase in noninterest expense in 2009 was from losses on sales of other real estate which increased $5,804 and a $588 valuation allowance established based on recent appraisals. The increase was due primarily to aggressive liquidation of such assets in the fourth quarter. Proceeds from sales of other real estate totaled $5,753 and a loss of $5,225 was recorded on those sales.
Salaries and other personnel expense increased $1,682 or 8.06% due primarily to a $795 increase in accruals to the Company’s non-qualified defined benefit plan, due to a reduction in the discount rate and newly added participants, and a $787 increase in retail investment and trust commissions.
FDIC insurance expense increased $1,825 or 203.14% due primarily to a special assessment of $670 and increased assessment rates. Occupancy expense increased $317 in 2009 due primarily to depreciation expense on purchases of upgraded computer systems and software. Loan costs increased $322 primarily related to the increase in expense from foreclosed properties.
The Company continues to monitor expenditures in all organizational units by utilizing specific cost-accounting and reporting methods as well as responsibility center budgeting. The following table presents the principal components of noninterest expense for the years ended December 31, 2010, 2009 and 2008.
Noninterest Expense

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Salaries and other personnel expense	$23,462	$22,534	$20,852
Occupancy expense	4,581	4,691	4,373
Marketing & business development	1,237	1,451	1,668
Processing expense	1,540	1,733	1,917
Legal and professional fees	1,657	1,552	1,763
Data processing expense	1,401	1,265	1,203
FDIC insurance	2,268	2,723	898
(Gain) loss on sale of other real estate	(299)	5,741	(63)
Other real estate valuation allowance	1,909	588	—
Loan costs	954	917	658
Supplies expense	660	604	763
Other expense	2,445	2,712	2,720

Total noninterest expense	$41,815	$46,511	$36,752

Noninterest expense as a percentage of total average assets	2.65%	3.15%	2.79%

Operating efficiency ratio	63.59%	75.66%	64.52%
The Company’s efficiency ratio (noninterest expense as a percentage of net interest income and noninterest income, excluding gains and losses on the sale of investments) decreased to 63.59% in 2010 compared to 75.66% in 2009, and 64.52% in 2008.

Income Taxes
Income tax expense totaled $2,490 in 2010 compared to a benefit of $6,414 in 2009. The effective tax rate as a percentage of pre-tax income was 26.64% in 2010, 44.54% in 2009, and 31.63% in 2008.
At December 31, 2010, the Company maintains net deferred tax assets of $14,595. ASC 740-30-25 provides accounting guidance for determining when a company is required to record a valuation allowance on it deferred tax assets. A valuation allowance is required for deferred tax assets if, based on available evidence, it is more likely than not that all or some portion of the asset may not be realized due to the inability to generate sufficient taxable income in the period and/or of the character necessary to utilize the benefit of the deferred tax asset. In making this assessment, all sources of taxable income available to realize the deferred tax asset are considered including taxable income in prior carry-back years, future reversals of existing temporary differences, tax planning strategies and future taxable income exclusive of reversing temporary differences and carryforwards. Based on management’s assessment, no valuation allowance was deemed necessary at December 31, 2010.
The Company has no net operating loss carryforwards. The Company was able to carryback both the federal and state net operating losses (NOLs) sustained in 2009. These carrybacks generated a federal tax refund of $2,755 that was received in the first quarter of 2010 and a state tax refund of $495 that had not been received as of year end.
The Company was also able to carryback a capital loss sustained in 2009. This carryback generated a tax refund of $226, which was received in the second quarter of 2010.
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
Loans outstanding averaged $902,346 in 2010 compared to $965,111 in 2009 and $934,512 in 2008. At December 31, 2010, loans totaled $874,095 compared to $937,489 at December 31, 2009, a decrease of $63,394 or 6.76%.
The Company experienced significant decreases in loan volumes and balances during 2009 and 2010 as the economy continued to worsen and as the Company worked through problem acquisition development and construction loans (“ADC loans”). ADC loans declined $87,650 or 32.46% in 2010. Partially offsetting this decline was an increase in commercial and residential real estate loans which increased $4,594 and $10,277 or 1.42% and 6.97% respectively in 2010.

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
Loan Portfolio Composition

	December 31,
	2010		2009		2008		2007		2006
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Commercial financial and agricultural	$189,128	21.64%	$173,974	18.56%	171,883	17.42%	$144,167	16.54%	$128,661	17.50%

Real estate
Commercial	327,458	37.46%	322,864	34.44%	266,362	26.99%	236,358	27.12%	198,453	27.00%
Residential	157,680	18.04%	147,403	15.72%	150,724	15.27%	139,764	16.05%	110,705	15.06%
Acquisition, development and construction	182,412	20.87%	270,062	28.81%	369,731	37.47%	318,438	36.54%	266,875	36.30%

Total real estate	667,550	76.37%	740,329	78.97%	786,817	79.73%	694,560	79.71%	576,033	78.36%

Lease financing	0	0.00%	0	0.00%	33	0.00%	37	0.00%	116	0.02%
Consumer
Direct	15,643	1.79%	20,507	2.19%	24,272	2.46%	25,569	2.93%	24,146	3.28%
Indirect	899	0.10%	1,898	0.20%	3,319	0.34%	4,237	0.49%	6,232	0.85%
Revolving	870	0.10%	836	0.09%	905	0.09%	3,819	0.44%	843	0.12%

Total consumer	17,412	1.99%	23,241	2.48%	28,496	2.89%	33,625	3.86%	31,221	4.25%

Deferred loan origination costs (fees)	5	0.00%	(55)	(0.01%)	(398)	(0.04%)	(949)	(0.11%)	(919)	(0.13%)

Total	$874,095	100.00%	$937,489	100.00%	$986,831	100.00%	$871,440	100.00%	$735,112	100.00%

Loans may be periodically renewed with principal reductions and appropriate interest rate adjustments. Loan maturities as of December 31, 2010 are set forth in the following table based upon contractual terms. Actual cash flows may differ as borrowers generally have the right to prepay without prepayment penalties.
Loan Maturity Schedule
At December 31, 2010

	Within	One to Five	After Five
	One Year	Years	Years	Total
	(Dollars in thousands)
Commercial, financial and agricultural	$113,399	$69,087	$6,642	$189,128
Real Estate
Commercial	125,022	195,278	7,158	327,458
Residential	61,914	77,728	18,038	157,680
Acquisition, development and construction	146,052	35,256	1,104	182,412
Consumer	8,964	8,227	221	17,412
Deferred loan origination fees	5	—	—	5

Total loans	$455,356	$385,576	$33,163	$874,095

The following table presents an interest rate sensitivity analysis of the Company’s loan portfolio as of December 31, 2010. The loans outstanding are shown in the time period where they are first subject to repricing.

Sensitivity of Loans to Changes in Interest Rates
At December 31, 2010

	Within	One to Five	After Five
	One year	Years	Years	Total
	(Dollars in thousands)
Loans maturing or repricing with:
Predetermined interest rates	$224,090	$304,679	$12,339	$541,108
Floating or adjustable interest rates	322,126	9,916	945	332,987

Total loans	$546,216	$314,595	$13,284	$874,095

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
If non accruing loans had been accruing interest under their original terms, approximately $1,204 in 2010, $2,377 in 2009 and $1,561 in 2008 would have been recognized as earnings.
The Company is required to identify impaired loans and evaluate the collectability of both contractual interest and principal of loans when assessing the need for a loss allowance. Large pools of smaller balance homogeneous loans are collectively evaluated for impairment. A loan is considered impaired, when based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note agreement. The amount of the impairment is measured based on the present value of future cash flows discounted at the loan’s effective interest rate or, if the loan is collateral dependent or foreclosure is probable, the fair value of collateral, less estimated selling expenses. Regulatory guidance is also considered. At December 31, 2010 and 2009, the Company had impaired loans of $25,048 and $34,667, respectively. Allowances for losses on impaired loans totaled $1,474 on balances of $14,369 and $1,979 on balances of $24,276, respectively at December 31, 2010 and 2009. Charge-offs of $6,155 were taken on these impaired loans during 2010. The amount of impaired loans, for which there is no related allowance for credit losses, totaled $10,679 and $10,391 at December 31, 2010 and 2009, respectively. Impaired loans for which there is no related allowance for credit losses are secured by collateral with fair value less estimated selling expenses in excess of the carrying amount of the loan.
Non-performing assets include nonaccrual loans, loans past due 90 days or more, restructured loans and other real estate owned. The following table, “Non-Performing Assets”, presents information on these assets as of December 31st, for the past five years. Non-performing assets were $34,000 at December 31, 2010 or 3.86% of period end loans and other real estate owned. This compares to $40,231 or 4.26% of total loans and other real estate owned at December 31, 2009.

At December 31, 2010 and 2008 there were $69 and $7,298, respectively of loans past due 90 days or more and still accruing. There were no loans past due 90 days or more and still accruing at December 31, 2009, 2007 and 2006. All loans past due 90 days or more are classified as nonaccrual loans unless the loan officer believes that both principal and interest are collectible, in which case the loan continues to accrue interest.
Troubled debt Restructurings (TDRs) are troubled loans on which the original terms have been modified in favor of the borrower or either principal or interest has been forgiven due to deterioration in the borrower’s financial condition. There were $3,514 in TDRs at December 31, 2010, of which $970 were on nonaccrual status. TDRs totaled $1,656 at December 31, 2009 and are included under nonaccrual loans in the table below
Non-Performing Assets

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$2,924	$962	$449	$359	$112
Real Estate:
Commercial	3,793	2,932	3,491	1,440	1,028
Residential	4,734	4,277	2,627	887	776
Acquisition, development and construction	11,953	23,755	27,908	2,261	205
Consumer	301	331	306	548	230

Total Nonaccrual loans	$23,705	$32,257	$34,781	$5,495	$2,351

Restructured loans (1)	$2,544	$—	$—	$—	$—
Other real estate owned	7,751	7,974	5,734	—	—

Total Nonperforming assets	$34,000	$40,231	$40,515	$5,495	$2,351

Loans past due 90 days or more and still accruing interest	$69	$—	$7,298	$—	$—

Allowance for loan losses to period end total loans	3.05%	2.38%	1.49%	1.35%	1.33%
Allowance for loan losses to period end nonaccrual loans	112.45%	69.25%	42.39%	214.74%	415.87%
Net charge-offs to average loans	1.27%	2.42%	0.65%	0.22%	0.17%
Nonperforming assets to period end loans	3.89%	4.29%	4.11%	0.63%	0.32%
Nonperforming assets to period end loans and other real estate owned	3.86%	4.26%	4.08%	0.63%	0.32%

(1)	Restructured loans on nonaccrual status at year end are included under nonaccrual loans in the table.

The net decrease in nonaccrual loans reflects decreased levels of acquisition, development and construction loans offset in part by an increase in nonaccrual commercial and commercial real estate loans. The table below provides additional detail on loans greater than $800 at December 31, 2010.

			Nonaccrual					Appraisal	Appraised
	Balance	Originated	Date	Trigger	Collateral	Allowance	Method	Date	Value
	(Dollars in thousands)

Commercial Real Estate	$1,268	04/08/08	03/30/10	delinquency	equipment, land & stock	$175	collateral value	05/10	$1,277
1-4 Family Residential	1,086	05/08-06/08	12/14/10	financial condition	houses & land	—	collateral value	In Process	1,828
ADC Loan — Savannah, Georgia	1,568	09/30/08	05/06/10	delinquency	lots & land	175	collateral value	06/10	1,650
ADC Loan — CSRA	1,009	03/07-04/08	11/30/09	delinquency	lots & land	—	collateral value	03/10	1,201
1-4 Family Residential	982	01/08-09/08	11/09-09/10	delinquency	houses	—	collateral value	03/10	2,348
Farmland & Equity lines	1,158	09/18/08	11/10-12/10	financial condition	house & land	—	collateral value	11/10 - 12/10	2,328
1-4 Family Residential	805	04/19/07	06/21/10	financial condition	house	—	collateral value	08/10	895
ADC Loan — CSRA	3,157	8/06 - 11/07	08/17/09	delinquency	lots & land	—	collateral value	09/09 - 09/10	5,586
ADC Loan — Athens, Georgia	1,130	09/07/07	12/16/10	financial condition	lots & land	—	collateral value	03/10	2,079
ADC Loan — Athens, Georgia	1,940	08/06-01/07	01/28/09	delinquency	land & townhomes	—	collateral value	02/09 - 09/10	2,415

	$14,103
Other, net	9,602

Nonaccrual loans at December 31, 2010	$23,705

The table below presents a roll forward of other real estate owned for the twelve month period ended December 31, 2010 and 2009, respectively.
Other Real Estate Owned

	2010	2009
	(Dollars in thousands)

Beginning balance, January 1	$7,974	$5,734
Additions	9,395	20,752
Increase in valuation allowance	(1,909)	(588)
Sales	(8,008)	(12,183)
Gain (loss) on sale of OREO	299	(5,741)

Ending balance, December 31	$7,751	$7,974

The following table provides details of other real estate owned as of December 31, 2010 and 2009, respectively.

	2010	2009
	(Dollars in thousands)
Other Real Estate:
Single family developed lots	$2,109	$724
Residential land	196	—
1-4 Family residential	1,608	484
Commercial real estate	3,126	4,468
Condominums	2,827	2,886

	9,866	8,562

Valuation allowance	(2,115)	(588)

	$7,751	$7,974

The net decrease in other real estate owned is due to the continuing process of resolving problem loans.

Potential Problem Loans
In addition to loans disclosed above as past due, nonaccrual and restructured as of December 31, 2010, management also identified further weaknesses in $28,829 of already classified loans. These loans, principally classified for regulatory purposes as substandard, are principally commercial real estate and ADC loans in the company’s primary market area. Estimated potential losses from these potential credit weaknesses have been provided for in determining the allowance for loan losses at December 31, 2010.
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
For significant problem loans, management’s review consists of the evaluation of the financial condition and strengths of the borrower, cash flows available for debt repayment, related collateral supporting the loan and the effects of known and expected economic conditions. When the evaluation reflects a greater than normal risk associated with the individual problem loan, management classifies the loan accordingly and allocates a portion of the allowance for loan losses for that loan based on the results of the evaluations described above.
Additions to the allowance for loan losses, which are expensed on the Company’s income statement as the “provision for loan losses”, are made periodically to maintain the allowance for loan losses at an appropriate level based upon management’s analysis of risk in loan portfolio. The Company’s provision for loan losses in 2010 was $15,801, a decrease of $15,103, or 48.87% from the 2009 provision of $30,904.
The Company’s approach to ALLL reserve calculation uses two distinct perspectives, the guidelines of using Financial Accounting Standards ASC 450 (Accounting for Contingencies) and ASC 310 (Accounting by Creditors for Impairment of a Loan, for individual loans). The process is generally as follows:
•	Loans are grouped accordingly in categories of similar risk characteristics (Portfolio segments).

•
For each loan category, a four year average rolling historical net loss rate is calculated, with the loss rate more heavily weighted to the most recent two years loss history. An emergence factor is then applied to the average historical net loss rate.

•
The historical loss ratios are adjusted for internal and external qualitative factors within each loan category. The qualitative factor adjustment may be further increased for loan classifications of watch rated and substandard within each category. Factors include:

•	levels and trends in delinquencies and impaired/classified/graded loans;

•	changes in the quality of the loan review system;

•	trends in volume and terms of loans;

•	effects of changes in risk selection and underwriting standards, and other changes in lending policies, procedures and practices;

•	experience, ability, and depth of lending management and other relevant staff;

•	national and local economic trends and conditions;

•	changes in the value of underlying collateral;

•	other external factors-competition, legal and regulatory requirements;

•	effects of changes in credit concentrations
•	The resultant loss factor is applied to each loan pool to calculate the ALLL for each loan pool.
The table below indicates the allocated allowance for all loans according to loan type determined through the Company’s comprehensive allowance methodology for the years indicated. Because these allocations are based upon estimates and subjective judgment, it is not necessarily indicative of the specific amounts or loan categories in which loan losses may occur.
Allocation of the Allowance for Loan Loss

	December 31,
	2010		2009		2008		2007		2006
	Amount	Percent(1)	Amount	Percent(1)	Amount	Percent(1)	Amount	Percent(1)	Amount	Percent(1)
	(Dollars in thousands)
Balance at end of year Applicable to:
Commercial, financial, and agricultural	$3,463	21.73%	$1,442	18.21%	$1,964	18.93%	$1,760	17.73%	$1,713	18.91%
Real estate
Commercial	8,698	37.50%	5,709	33.10%	2,565	26.92%	2,483	28.67%	2,547	25.04%
Residential	5,372	18.00%	5,322	16.68%	2,048	14.11%	2,198	15.37%	1,382	16.42%
Acquisition, development and construction	8,493	20.87%	8,876	29.51%	7,050	37.13%	4,344	34.38%	3,191	36.33%
Consumer loans to individuals	631	1.90%	989	2.50%	1,115	2.91%	1,015	3.85%	944	3.30%

Balance at end of year	$26,657	100.00%	$22,338	100.00%	$14,742	100.00%	$11,800	100.00%	$9,777	100.00%

(1)	Percent of gross loans in each category to total loans adjusted for loans recorded at fair value
The allocation of the allowance for loan losses on commercial real estate loans increased $2,989 and was due in part to an increased level of classified/watch rated loans coupled with an increase in balances. The allocation of the allowance for loan losses for commercial, financial and agricultural loans increased $2,021 and was due in part to an increased level of classified/watch rated loans coupled with an increase in balances and charge offs during 2010.

In response to the economic environment, management ceased originating and participating in new out of market ADC lending opportunities, has curtailed ADC lending in its primary market and is allowing the portfolio segment to contract to reduce the Company’s near term exposure. Accordingly, in 2010, the total ADC portfolio declined $87,650 or 32.46%. In the CSRA, demand for origination of ADC loans was slow during 2010, and new loans were granted generally in pre-sold situations, or with those borrowers with longstanding superior credit relationships with the bank, having a limited number of speculative houses in inventory. The CSRA ADC portfolio declined $46,823 or 23.96%.
In 2010 charge offs declined for problem ADC loans in the Atlanta (ADC participations — Georgia), Savannah, Georgia and Athens, Georgia markets to $3,305 or 28.78% of net charge-offs. In 2009 these loans accounted for $16,427 or 70.48% of net charge-offs. Athens, GA ADC loans declined $8,853 or 44.20% to $11,178. Savannah, GA ADC loans declined $8,681 or 44.14% to $10,985. ADC participations — Georgia declined $3,393 or 34.30% to $6,500.
ADC loans in Greenville, SC experienced $1,344 in charge-offs in 2010. The charge offs related to a single borrower with upper end residential construction loans and land. The total loans in this category declined $18,911 or 91.87% to $1,673. Approximately $9,666 of the decrease was due to completed construction of an apartment complex which was reclassified to non-owner occupied commercial real estate. The loan is performing and is currently expected to be repaid upon the borrower obtaining permanent financing, or held in the portfolio. Approximately $2,625 of the decrease related to townhouses which were sold. Approximately $2,979 of the decrease related to land which was reclassified to OREO in the third quarter. In addition, approximately $1,375 of the decrease was due to completion of an office building which was reclassified to owner occupied commercial real estate. The loan is performing and currently expected to remain in the portfolio.
ADC loans in the CSRA experienced a higher level of charge-offs in 2010. Charge-offs totaled $3,270 or 28.48% of net charge-offs in 2010 compared to $725 of charge-offs or 3.11% of net charge-offs in 2009. Although the CSRA market has not experienced the same level of property value declines and delinquency as the previously identified markets it has been affected by the national recession. Management believes the local market has performed better due to several factors, including: (1) the level of military spending due to the ongoing expansion of the Army’s Fort Gordon and its missions, (2) the ongoing expansion and economic opportunities provided by the medical community around the state’s Medical College of Georgia, and (3) the reduced level of volatility shown in the Augusta/CSRA residential housing market. However, the CSRA has experienced a much higher than historical level of classified/watch rated loans as well as loans considered impaired. In addition, slow absorption on certain real estate developments has impacted property valuations. These factors, in addition to higher loss experience have contributed to an increase in the allowance.

The following table provides selected asset quality information related to the acquisition, development and construction loan portfolio as of December 31, 2010, 2009 and 2008.
Acquisition Development and Construction Loans

	2010	2009	2008
	(Dollars in thousands)
CSRA — primary market area
Period-end loans	148,570	195,394	247,053
Impaired loans	4,492	11,278	5,187
Classified/watch rated loans	27,719	27,237	9,879
Charge-offs % (annual)	2.20%	0.44%	0.19%
Specific reserve allowance / Impaired loans	3.47%	10.29%	0.00%
General reserve allowance / Loans not impaired %	3.43%	2.10%	0.67%
Allowance / Charge-offs	1.56	6.94	4.78

Savannah, Georgia
Period-end loans	10,985	19,666	28,300
Impaired loans	2,066	1,300	2,645
Classified/watch rated loans	638	4,064	5,060
Charge-offs % (annual)	13.32%	11.21%	3.18%
Specific reserve allowance / Impaired loans	8.47%	8.62%	6.62%
General reserve allowance / Loans not impaired %	3.12%	3.42%	4.20%
Allowance / Charge-offs	0.31	0.34	1.39

Athens, Georgia
Period-end loans	11,178	20,031	31,806
Impaired loans	4,193	8,457	8,772
Classified/watch rated loans	1,439	2,742	13,667
Charge-offs % (annual)	3.38%	47.59%	1.78%
Specific reserve allowance / Impaired loans	0.00%	0.00%	12.04%
General reserve allowance / Loans not impaired %	11.40%	10.68%	3.97%
Allowance / Charge-offs	2.11	0.13	2.55

ADC Participations — Georgia
Period-end loans	6,500	9,893	21,676
Impaired loans	—	3,393	10,637
Classified/watch rated loans	6,500	6,500	48
Charge-offs % (annual)	22.52%	47.41%	8.88%
Specific reserve allowance / Impaired loans	0.00%	20.81%	4.09%
General reserve allowance / Loans not impaired %	15.00%	9.50%	9.55%
Allowance / Charge-offs	0.67	0.28	0.77

ADC Loans — Greenville
Period-end loans	1,673	20,584	19,103
Impaired loans	150	—	—
Classified/watch rated loans	821	2,351	—
Charge-offs % (annual)	17.33%	0.00%	0.00%
Specific reserve allowance / Impaired loans	0.00%	0.00%	0.00%
General reserve allowance / Loans not impaired %	18.65%	1.18%	0.65%
Allowance / Charge-offs	0.21	—	—

ADC Participations — Florida
Period-end loans	3,506	4,034	8,005
Impaired loans	3,506	1,034	3,650
Classified/watch rated loans	—	—	704
Charge-offs % (annual)	5.56%	10.26%	0.19%
Specific reserve allowance / Impaired loans	25.33%	0.00%	11.34%
General reserve allowance / Loans not impaired %	0.00%	10.00%	4.27%
Allowance / Charge-offs	4.55	0.72	2.00

The following table provides details regarding charge-offs and recoveries by loan category during the most recent five year period, as well as supplemental information relating to both net loan losses, the provision and the allowance for loan losses during each of the past five years. Net charge-offs for 2010 represented 1.27% of average loans outstanding, compared to 2.42% for 2009 and 0.65% for 2008.
Allowances for Loan Losses

	At December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)

Total loans outstanding at end of period, net of unearned income	$874,095	$937,489	$986,831	$871,440	$735,112

Average loans outstanding, net of unearned income	$902,346	$965,111	$934,512	$800,852	$647,421

Balance of allowance for loan losses at beginning of year	$22,338	$14,742	$11,800	$9,777	$8,431 (1)

Charge-offs:
Commercial, financial and agricultural	1,139	1,120	885	146	652
Real estate — commercial	1,048	1,082	279	219	130
Real estate — residential mortgage	1,306	3,742	596	210	672
Real estate — acquisition, development and construction	8,656	17,573	4,265	915	100
Consumer	439	616	711	1,086	386

Total charge-offs	12,588	24,133	6,736	2,576	1,940

Recoveries of previous loan losses:
Commercial, financial and agricultural	234	363	348	23	292
Real estate — commercial	13	15	—	32	20
Real estate — residential mortgage	58	169	41	91	6
Real estate — acquisition, development and construction	543	6	2	12	6
Consumer	258	272	232	618	484

Total recoveries	1,106	825	623	776	808

Net loan losses	11,482	23,308	6,113	1,800	1,132
Provision for loan losses	15,801	30,904	9,055	3,823	2,478

Balance of allowance for loan losses at end of period	$26,657	$22,338	$14,742	$11,800	9,777

Allowance for loan losses to period end loans	3.05%	2.38%	1.49%	1.35%	1.33%
Net charge-offs to average loans	1.27%	2.42%	0.65%	0.22%	0.17%

(1)	Includes adjustment of $694 for estimated overstatement of allowance for loan loss as of 12/31/05 as required by SAB 108.
At December 31, 2010, the allowance for loan losses was 3.05% of outstanding loans, up from 2.38% at December 31, 2009 and 1.49% at December 31, 2008. Although net charge-offs decreased, the Company has continued to experience elevated levels of net charge-offs in the real estate construction and real estate mortgage categories in 2010. Impaired loans are evaluated based on recent appraisals of the collateral. Collateral values are monitored and further charge-offs are taken if it is determined that collateral values have continued to decline.

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
Investment Securities
The Company’s investment securities portfolio increased $279,906 to $586,612 at year-end 2010 from 2009. The Company maintains an investment strategy of seeking portfolio yields within acceptable risk levels, as well as providing liquidity. The Company maintains two classifications of investments: “Held to Maturity” and “Available for Sale.” “Available for Sale” securities are carried at fair market value with related unrealized gains or losses included in stockholders’ equity as accumulated other comprehensive income, whereas the “Held to Maturity” securities are carried at amortized cost. As a consequence, with a higher percentage of securities being placed in the “Available for Sale” category, the Company’s stockholders’ equity is more volatile than it would be if a larger percentage of investment securities were placed in the “Held to Maturity” category. Although equity is more volatile, management has discretion, with respect to the “Available for Sale” securities, to proactively adjust to favorable market conditions in order to provide liquidity and realize gains on the sales of securities. The changes in values in the investment securities portfolio are not taken into account in determining regulatory capital requirements. As of December 31, 2010, except for the U.S. Government agencies and government sponsored entities, there was no issuer who represented 10% or more of stockholders’ equity within the investment portfolio. As of December 31, 2010 and 2009, the estimated fair value of investment securities as a percentage of their amortized cost was 99.38% and 99.30%, respectively. At December 31, 2010, the investment securities portfolio had gross unrealized gains of $4,998 and gross unrealized losses of $8,653, for a net unrealized loss of $3,655. As of December 31, 2009 and 2008, the investment securities portfolio had a net unrealized loss of $2,171 and a net unrealized gain of $81, respectively. The following table presents the amortized cost of investment securities held by the Company at December 31, 2010, 2009 and 2008.

Investment Securities

	December 31,
	2010	2009	2008
	(Dollars in thousands)
Available for sale:
U.S. Government Agencies	$202,153	$67,290	$109,256
Obligations of states and political subdivisions	67,137	26,402	17,384
Mortgage-backed securities
U.S. GSE’s MBS — residential	141,524	87,113	117,373
U.S. GSE’s CMO	139,208	107,153	28,179
Other CMO	3,382	7,834	11,997
Corporate bonds	36,551	12,591	15,032
Equity securities	2	4	46

Total	$589,957	$308,387	$299,267

	December 31,
	2010	2009	2008
Held to maturity:
Obligations of states and political subdivisions	$310	$490	$689

Total	$310	$490	$689

The following table represents maturities and weighted average yields of debt securities at December 31, 2010. Yields are based on the amortized cost of securities. Maturities are based on the contractual maturities. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Maturity Distribution and Yields of Investment Securities

	December 31, 2010
	Amortized Cost	Yield
	(Dollars in thousands)
Available for Sale
Obligations of U.S. Government agencies
Over one through five years	8,000	0.81%
Over five through ten years	64,081	2.14%
Over ten years	130,072	2.69%

Total	$202,153	2.44%

Obligations of states and political subdivisions(1)
Over one through five years	$2,258	3.99%
Over five through ten years	7,860	5.11%
Over ten years	57,019	5.34%

Total	$67,137	5.27%

Corporate bonds
Over one through five years	$8,454	4.08%
Over five through ten years	$12,478	3.43%
Over ten years	15,619	5.18%

Total	$36,551	4.32%

U.S. GSE’s MBS — residential
Over five through ten years	$4,855	4.45%
Over ten years	136,669	2.84%

Total	$141,524	2.90%

U.S. GSE’s CMO
Over one through five years	$1,054	5.26%
Over five through ten years	$3,933	4.80%
Over ten years	134,221	2.56%

Total	$139,208	2.64%

Other CMO
Over five through ten years	$516	4.90%
Over ten years	2,866	12.60%

Total	$3,382	11.73%

Equity securities	$2	0.00%

Total Available for Sale	$589,957	3.09%

Held to Maturity
Obligations of states and political subdivisions(1)
Over one through five years	$310	7.87%
Total	$310	7.87%

Total Held to Maturity	$310	7.87%

Total Investment Securities	$590,267	3.09%

(1)	Tax-equivalent yield

Deposits
The Company’s average interest bearing liabilities increased $93,583 or 7.48% from 2009 to 2010. Average noninterest-bearing deposits increased $4,091 or 3.56%. Average deposits increased $146,316 or 11.98% over 2009 and were net of a reduction of $72,144 in brokered deposits. Average borrowings decreased $48,642 or 33.76% from 2009 to 2010. The majority of the growth in deposits reflects the Company’s strategy of consistently emphasizing deposit growth, as deposits are the primary source of funding for balance sheet growth. Borrowed funds consist of short-term borrowings, securities sold under agreements to repurchase with the Company’s commercial customers and reverse repurchase agreements with SunTrust Robinson Humphrey and Center State Bank, federal funds purchased, subordinated debentures and borrowings from the Federal Home Loan Bank.
Average interest-bearing liabilities increased $143,576 or 12.97% from 2008 to 2009, while average noninterest-bearing deposits increased $5,017 or 4.57% during the same period.
The following table presents the average amount outstanding and the average rate paid on deposits and borrowings by the Company for the years 2010, 2009 and 2008:
Average Deposit and Borrowing Balances and Rates

	Year ended December 31,
	2010		2009		2008
	Average	Average	Average	Average	Average	Average
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Noninterest-bearing demand deposits	$118,926	0.00%	$114,835	0.00%	$109,818	0.00%
Interest-bearing liabilities:
NOW accounts	307,820	0.99%	187,250	0.95%	147,227	1.46%
Savings, money management accounts	425,872	1.43%	341,118	1.71%	353,719	2.52%
Time deposits	514,798	2.20%	577,897	2.88%	446,434	4.25%
Federal funds purchased / securities sold under repurchase agreements	1,468	1.36%	40,823	0.80%	60,629	2.17%
Other borrowings	93,951	3.74%	103,238	3.78%	98,741	4.21%

Total interest-bearing liabilities	$1,343,909	1.79%	$1,250,326	2.28%	$1,106,750	3.21%

Total noninterest & interest-bearing liabilities	$1,462,835		$1,365,161		$1,216,568

The following table presents the maturities of the Company’s time deposits over $100 at December 31, 2010:
Maturities of Time Deposits

Time Certificates
of Deposit of
$100 or More
(Dollars in thousands)
Months to Maturity
Within 3 months	$79,527
After 3 through 6 months	59,674
After 6 through 12 months	75,391

Within one year	214,592
After 12 months	132,129

Total	$346,721

This table indicates that the majority of time deposits of $100 or more have a maturity of less than twelve months. This is reflective of both the Company’s market and recent interest rate environments. Large time deposit customers tend to be extremely rate sensitive, making these deposits a volatile source of funding for liquidity planning purposes. However, dependent upon pricing, these deposits are virtually always available in the Company’s market. At December 31, 2010, the Company had $93,901 of brokered certificates of deposit that mature after 12 months. The Company does not have any time deposits of $100 or more that are not certificates of deposit.
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
Unfunded commitments to extend credit where contractual amounts represent potential credit risk totaled $136,194 and $174,894 at December 31, 2010 and 2009, respectively. These commitments are primarily at variable interest rates.
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
Commitments and Contractual Obligations

	Less than	1 - 3	3 - 5	More than
	1 Year	Years	Years	5 Years
	(Dollars in thousands)
Lines of credit	$136,194	—	—	—
Lease agreements	310	233	86	26
Deposits	1,238,875	144,777	25,566	1,519
Securities sold under repurchase agreements	818	—	—	—
FHLB advances	8,000	13,000	—	39,000
Other borrowings	—	—	—	—
Subordinated debentures	—	—	2,947	20,000

Total commitments and contractual obligations	$1,384,197	158,010	28,599	60,545

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
The Company manages its sensitivity to interest rate movements by adjusting the maturity of, and establishing rates on, the interest-earning asset portfolio and interest-bearing liabilities in line with management’s expectations relative to market interest rates. The Company would generally benefit from increasing market interest rates when the balance sheet is asset sensitive and would benefit from decreasing market rates when it is liability sensitive. At December 31, 2010, the Company’s interest rate sensitivity position was liability sensitive within the one-year horizon.

The following table “Interest Sensitivity Analysis” details the interest rate sensitivity of the Company at December 31, 2010. The principal balances of the various interest-earning and interest-bearing balance sheet instruments are shown in the time period where they are first subject to repricing, whether as a result of floating or adjustable rate contracts. At December 31, 2008 the Company instituted floors on various categories of its variable rate loan portfolio. In most cases the floors are between 5.50% and 6.00% and based upon the prime interest rate plus a margin. The prime interest rate at December 31, 2010 was 3.25%. At this level the prime based variable rate loans will essentially have the characteristics of fixed rate loans until the prime rate increases above 5.50% to 6.00%. Fixed rate time deposits are presented according to their contractual maturity while variable rate time deposits reprice with the prime rate and are presented in the within three months time frame. Prime savings accounts reprice at management’s discretion when prime is below 5.00% and at 50% of the prime rate when prime is greater than 5.00%. In the table presented below, prime savings reprices in the within three months time frame. Regular savings, money management and NOW accounts do not have a contractual maturity date and are presented as repricing at the earliest date in which the deposit holder could withdraw the funds. All other borrowings are shown in the first period in which they could reprice. In the one-year time period, the pricing mismatch on a cumulative basis was liability sensitive $397,720 or 26.71% of total interest-earning assets. Management has procedures in place to carefully monitor the Company’s interest rate sensitivity as the rate environment changes. It should also be noted that all interest rates do not adjust at the same velocity. As an example, the majority of the savings category listed below is priced on an adjustable basis. When prime is greater than 5.00%, it is fifty percent of the prime rate. Therefore, as the prime rate adjusts 100 basis points, the rate on this liability only adjusts 50 basis points. Moreover, varying interest rate environments can create unexpected changes in prepayment levels of assets and liabilities. Investments prepayments are reflected at their current prepayment speeds in the interest sensitivity analysis report. No other prepayments are reflected in the following interest sensitivity analysis report. Prepayments may have significant effects on the Company’s net interest margin. Hence, gap is only a general indicator of interest rate sensitivity and cannot be interpreted as an absolute measurement of the Company’s interest rate risk.

Interest Sensitivity Analysis
At December 31, 2010

			After Six
	Within	After Three	Through		One Year
	Three	Through	Twelve	Within	Through	Over Five
	Months	Six Months	Months	One Year	Five Years	Years	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$392,756	49,871	103,589	546,216	314,595	13,284	874,095
Investment securities (including restricted equity securities)	159,737	11,763	16,206	187,706	160,570	244,043	592,319
Federal funds sold	—	—	—	—	—	—	—
Interest-bearing deposits in other banks	22,810	—	—	22,810	—	—	22,810

Total interest-earning assets	$575,303	$61,634	$119,795	$756,732	$475,165	$257,327	$1,489,224

Interest-bearing liabilities:
Money management accounts	$36,937	—	—	36,937	—	—	36,937
Savings accounts	409,584	—	—	409,584	—	—	409,584
NOW accounts	356,267	—	—	356,267	—	—	356,267
Time deposits	119,555	98,467	104,824	322,846	164,963	1	487,810
Securities sold under repurchase ageements	818	—	—	818	—	—	818
Federal Home Loan Bank advances	—	8,000	—	8,000	13,000	39,000	60,000
Notes and bonds payable	—	—	—	—	—	—	—
Subordinated debentures	20,000	—	—	20,000	2,947	—	22,947

Total interest-bearing liabilities	$943,161	$106,467	$104,824	$1,154,452	$180,910	$39,001	$1,374,363

Period gap	$(367,858)	$(44,833)	$14,971	$(397,720)	$294,255	$218,326
Cumulative gap	$(367,858)	$(412,691)	$(397,720)	$(397,720)	$(103,465)	$114,861
Ratio of cumulative gap to total interest-earning assets	(24.70%)	(27.71%)	(26.71%)	(26.71%)	(6.95%)	7.71%
Liquidity
Management of the Company’s liquidity position is closely related to the process of asset/liability management. Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to provide sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. The Company intends to meet its liquidity needs by managing cash and due from banks, federal funds sold and purchased, maturity of investment securities, principal repayments received from mortgage-backed securities and lines of credit as necessary. GB&T and SB&T each maintain a line of credit with the Federal Home Loan Bank approximating 10% of their total assets. Federal Home Loan Bank advances are collateralized by eligible first mortgages, commercial real estate loans and investment securities. GB&T maintains repurchase lines of credit with SunTrust Robinson Humphrey, Atlanta, Georgia, for advances up to $20,000 of which no amounts were outstanding at December 31, 2010. GB&T has a federal funds purchased accommodation with SunTrust Bank, Atlanta, Georgia, for advances up to $10,000 and a $10,000 repurchase line of credit with Center State Bank, Orlando, Florida. Additionally, liquidity needs can be supplemented by the structuring of the maturities of investment securities and the pricing and maturities on loans and deposits offered to customers. The Company also uses retail securities sold under repurchase agreements to fund operations. Retail securities sold under repurchase agreements were $818 at December 31, 2010.

Capital
Total stockholders’ equity was $99,958 at December 31, 2010, an increase of $6,214 or 6.63% from the previous year. The Company purchased no shares of treasury stock in 2010, and 302 shares in 2009 at a cost of $0 and $5, respectively, which is shown as a reduction of stockholders’ equity. The Company issued no shares of treasury stock in 2010 and 302 shares in 2009 at a price of $0 and $5, respectively, for the Director Stock Purchase Plan.
The Company’s average equity to average total assets was 6.39% in 2010 compared to 6.82% in 2009 and 6.78% in 2008. Capital is considered to be adequate to meet present operating needs and anticipated future operating requirements.
Management is not aware of any trends, events or uncertainties that are reasonably likely to have a material effect on the Company’s capital resources or operations. The following table presents the return on equity and assets for the years 2010, 2009 and 2008.
Return on Equity and Assets

	Years ended December 31,
	2010	2009	2008

Return on average total assets	0.44%	(0.54%)	0.57%

Return on average equity	6.81%	(7.92%)	8.48%

Average equity to average assets ratio	6.39%	6.82%	6.78%
At December 31, 2010, the Company was well above the minimum capital ratios required under the regulatory risk-based capital guidelines and was considered well capitalized. The following table presents the capital ratios for the Company and its subsidiaries.

ANALYSIS OF CAPITAL

	Required		Actual		Excess
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Southeastern Bank Financial Corporation
12/31/2010
Risk-based capital:
Tier 1 capital	$40,224	4.00%	$122,052	12.14%	$81,828	8.14%
Total capital	80,448	8.00%	136,564	13.59%	56,116	5.59%
Tier 1 leverage ratio	66,092	4.00%	122,052	7.39%	55,960	3.39%
12/31/2009
Risk-based capital:
Tier 1 capital	$41,573	4.00%	$114,930	11.06%	$73,357	7.06%
Total capital	83,146	8.00%	130,395	12.55%	47,249	4.55%
Tier 1 leverage ratio	61,177	4.00%	114,930	7.51%	53,753	3.51%

Georgia Bank & Trust Company
12/31/2010
Risk-based capital:
Tier 1 capital	$35,363	4.00%	$106,962	12.10%	$71,599	8.10%
Total capital	70,726	8.00%	118,175	13.37%	47,449	5.37%
Tier 1 leverage ratio	66,500	4.50%	106,962	7.24%	40,462	2.74%
12/31/2009
Risk-based capital:
Tier 1 capital	$36,391	4.00%	$99,984	10.99%	$63,593	6.99%
Total capital	72,782	8.00%	111,465	12.25%	38,683	4.25%
Tier 1 leverage ratio	61,301	4.50%	99,984	7.34%	38,683	2.84%

Southern Bank & Trust
12/31/2010
Risk-based capital:
Tier 1 capital	$4,889	4.00%	$14,475	11.84%	$9,586	7.84%
Total capital	9,779	8.00%	16,015	13.10%	6,236	5.10%
Tier 1 leverage ratio	7,381	4.00%	14,475	7.84%	7,094	3.84%
12/31/2009
Risk-based capital:
Tier 1 capital	$5,091	4.00%	$14,136	11.11%	$9,045	7.11%
Total capital	10,183	8.00%	15,734	12.36%	5,551	4.36%
Tier 1 leverage ratio	6,640	4.00%	14,136	8.52%	7,496	4.52%
Cash Flows from Operating, Investing and Financing Activities
Net cash provided by operating activities was $38,351 in 2010, an increase of $19,041 from 2009. Net cash provided by operating activities was $19,310 in 2009, an increase of $11,529 from 2008. An increase in net proceeds from sales of real estate loans over real estate loans originated for sale of $6,387 contributed to the increase.
Net cash provided by investing activities decreased $235,979 in 2010 to a net cash used of $231,487. The decrease was principally due to growth in the investment securities portfolio in 2010. Loans decreased $42,517 in 2010 compared to a decrease in loans of $5,281 in 2009. In addition, the Company received proceeds from sale of other real estate of $8,008. Net cash provided by investing activities increased $189,926 in 2009 to $4,492. Loans decreased $5,281 in 2009 compared to an increase in loans of $127,889 in 2008.

Net cash provided by financing activities in 2010 was $110,257, an increase of $23,833 from 2009. The primary reason was the decrease in federal funds purchased and securities sold under repurchase agreements which was offset by a $10,779 decline in deposit growth compared to 2009. Cash was used to repay $17,000 in advances from Federal Home Loan Bank. Net cash provided by financing activities in 2009 was $86,424, a decrease of $103,939 from 2008. The primary reason for the decrease was slower deposit growth of $46,404 compared to 2008 coupled with a decrease in federal funds purchased and securities sold under repurchase agreements. In addition cash from financing activities included the issuance of common stock of $9,010 and proceeds of issuance of subordinated debt of $2,947. Deposit accounts provided cash flows of $140,982 in 2009, a decrease of $46,404 over 2008. Cash provided by federal funds purchased and securities sold under repurchase agreements decreased $40,752 in 2009. Cash was used to repay $7,000 in advances from Federal Home Loan Bank.
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
Adoption of New Accounting Standards
In July 2010, the FASB amended existing guidance related to financing receivables and the allowance for credit losses, which requires further disaggregated disclosures that improve financial statement users’ understanding of 1) the nature of an entity’s credit risk associated with its financing receivables and 2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The new and amended disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The adoption of this standard is not expected to have a material effect on the Company’s result of operations or financial position but it does require expansion of the Company’s disclosures.
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

The following table presents the Company’s projected changes in net interest income for the various rate shock levels as of December 31, 2010 and 2009.

	Amount	Dollar Change	Percent Change
	(Dollars in thousands)
December 31, 2010
-300 basis points	$44,178	$(6,858)	(13.44%)
-200 basis points	44,967	(6,069)	(11.89%)
-100 basis points	47,533	(3,503)	(6.86%)
Base	51,036
+100 basis points	50,824	(212)	(0.42%)
+200 basis points	50,465	(571)	(1.12%)
+300 basis points	51,357	321	0.63%

December 31, 2009
-200 basis points	$43,426	$957	2.25%
-100 basis points	42,862	393	0.93%
Base	42,469
+100 basis points	42,372	(97)	(0.23%)
+200 basis points	43,701	1,232	2.90%

Item 8.	Financial Statements and Supplementary Data

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Southeastern Bank Financial Corporation
Augusta, Georgia
We have audited the accompanying consolidated balance sheets of Southeastern Bank Financial Corporation and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income (loss), stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Southeastern Bank Financial Corporation and Subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Southeastern Bank Financial Corporation and Subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2011 expressed an unqualified opinion thereon.
/s/ Crowe Horwath LLP
Oak Brook, Illinois
February 25, 2011

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2010 and 2009

	2010	2009
	(Dollars in thousands)
Assets
Cash and due from banks	$42,305	123,661
Federal funds sold	—	7,300
Interest-bearing deposits in other banks	22,810	17,033

Cash and cash equivalents	65,115	147,994

Investment securities:
Available-for-sale	586,302	306,216
Held-to-maturity, at cost (fair values of $311 and $492 at December 31, 2010 and 2009, respectively)	310	490

Loans held for sale	12,775	19,157

Loans	874,095	937,489
Less allowance for loan losses	26,657	22,338

Loans, net	847,438	915,151

Premises and equipment, net	29,416	31,702
Accrued interest receivable	6,382	6,091
Goodwill, net	140	140
Bank-owned life insurance	24,178	23,248
Restricted equity securities	5,707	6,338
Other real estate owned	7,751	7,974
Prepaid FDIC assessment	4,784	6,886
Deferred tax asset	14,595	11,160
Other assets	2,212	8,572

	$1,607,105	1,491,119

(continued)

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2010 and 2009

	2010	2009
Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$120,139	114,780
Interest-bearing:
NOW accounts	356,267	210,438
Savings	409,584	343,740
Money management accounts	36,937	44,781
Time deposits of $100 or more	346,721	418,751
Other time deposits	141,089	148,044

	1,410,737	1,280,534

Securities sold under repurchase agreements	818	3,188
Advances from Federal Home Loan Bank	60,000	77,000
Other borrowed funds	—	600
Accrued interest payable and other liabilities	12,645	13,106
Subordinated debentures	22,947	22,947

Total liabilities	1,507,147	1,397,375

Stockholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; 0 shares outstanding in 2010 and 2009, respectively	—	—
Common stock, $3.00 par value; 10,000,000 shares authorized; 6,675,147 and 6,672,826 shares issued and outstanding in 2010 and 2009, respectively	20,025	20,018
Additional paid-in capital	62,618	62,360
Retained earnings	19,548	12,692
Accumulated other comprehensive loss, net	(2,233)	(1,326)

Total stockholders’ equity	99,958	93,744

	$1,607,105	1,491,119

See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Loss)
Years ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(Dollars in thousands, except per share data)
Interest income:
Loans, including fees	$53,707	56,196	61,568
Investment securities:
Taxable	14,680	13,376	12,875
Tax-exempt	1,101	906	716
Federal funds sold	9	29	470
Interest-bearing deposits in other banks	377	253	46

Total interest income	69,874	70,760	75,675

Interest expense:
Deposits	20,465	24,249	30,017
Federal funds purchased and securities sold under repurchase agreements	20	327	1,317
Other borrowings	3,513	3,907	4,155

Total interest expense	23,998	28,483	35,489

Net interest income	45,876	42,277	40,186
Provision for loan losses	15,801	30,904	9,055

Net interest income after provision for loan losses	30,075	11,373	31,131

Noninterest income:
Service charges and fees on deposits	6,926	7,051	7,291
Gain on sales of loans	8,624	8,493	5,747
Gain (loss) on sale of fixed assets, net	26	(15)	8
Investment securities gains (losses), net	1,271	2,532	(77)
Other-than-temporary loss
Total impairment loss	(96)	(991)	—
Loss recognized in other comprehensive loss	—	16	—

Net impairment loss recognized in earnings	(96)	(975)	—
Retail investment income	1,662	1,175	1,096
Trust services fees	1,128	1,040	1,134
Increase in cash surrender value of bank-owned life insurance	931	880	708
Miscellaneous income	614	558	798

Total noninterest income	21,086	20,739	16,705

Noninterest expense:
Salaries and other personnel expense	23,462	22,534	20,852
Occupancy expenses	4,581	4,691	4,373
Other real estate losses (gains)	1,610	6,329	(63)
Other operating expenses	12,162	12,957	11,590

Total noninterest expense	41,815	46,511	36,752

Income (loss) before income taxes	9,346	(14,399)	11,084
Income tax expense (benefit)	2,490	(6,414)	3,506

Net income (loss)	$6,856	(7,985)	7,578

(continued)

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income (Loss)
Years ended December 31, 2010, 2009 and 2008

	2010	2009	2008

Basic net income (loss) per share	$1.03	(1.24)	1.27
Diluted net income (loss) per share	1.03	(1.24)	1.26
Weighted average common shares outstanding	6,674,224	6,422,867	5,972,429
Weighted average number of common and common equivalent shares outstanding	6,674,224	6,422,867	6,011,689
See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)
Years ended December 31, 2010, 2009 and 2008
(Dollars in thousands, except per share data)

							Accumulated
		Common stock		Additional			other	Total
	Comprehensive	Number		paid-in	Retained	Treasury	comprehensive	stockholders’
	income (loss)	of shares	Amount	capital	earnings	stock	income (loss), net	equity
Balance, December 31, 2007		5,434	$16,301	39,518	34,228	(317)	28	89,758
Comprehensive income:
Net income	$7,578	—	—	—	7,578	—	—	7,578
Other comprehensive income — unrealized gain on investment securities available for sale, net of income tax effect of $13	16	—	—	—	—	—	16	16

Total comprehensive income	$7,594

Cash dividends ($0.52 per common share)		—	—	—	(2,968)	—	—	(2,968)
Stock options exercised		11	32	(291)	—	726	—	467
Stock options compensation cost		—	—	209	—	—	—	209
Stock dividend		543	1,630	15,753	(17,383)	—	—	—
Directors’ stock purchase plan		—	—	—	—	36	—	36
Purchase of treasury stock		—	—	—	—	(445)	—	(445)

Balance, December 31, 2008		5,988	$17,963	55,189	21,455	—	44	94,651

Comprehensive income (loss):
Net loss	$(7,985)	—	—	—	(7,985)	—	—	(7,985)
Other comprehensive loss — unrealized loss on investment securities available for sale, net of income tax effect of $873	(1,370)	—	—	—	—	—	(1,370)	(1,370)

Total comprehensive loss	$(9,355)

Cash dividends ($0.13 per common share)		—	—	—	(778)	—	—	(778)
Stock options compensation cost		—	—	188	—	—	—	188
Issuance of common stock		683	2,049	6,961	—	—	—	9,010
Directors’ stock purchase plan		2	6	22	—	5	—	33
Purchase of treasury stock		—	—	—	—	(5)	—	(5)

Balance, December 31, 2009		6,673	$20,018	62,360	12,692	—	(1,326)	93,744

Comprehensive income:
Net income	$6,856	—	—	—	6,856	—	—	6,856
Other comprehensive loss — unrealized loss on investment securities available for sale, net of income tax effect of $577	(907)	—	—	—	—	—	(907)	(907)

Total comprehensive income	$5,949

Stock options compensation cost		—	—	241	—	—	—	241
Directors’ stock purchase plan		2	7	17	—	—	—	24

Balance, December 31, 2010		6,675	$20,025	62,618	19,548	—	(2,233)	99,958

(continued)

(continued)

	Disclosure of reclassification amount
	2010	2009	2008
Unrealized holding losses arising during period, net of taxes	$(309)	(686)	(48)
Reclassification adjustment for (gains) losses included in net income (loss)	(1,175)	(1,557)	77
Tax effect	577	873	(13)

Net unrealized (losses) gains in securities	$(907)	(1,370)	16

See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$6,856	(7,985)	7,578
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,651	2,718	2,343
Deferred income tax benefit	(2,857)	(3,945)	(929)
Provision for loan losses	15,801	30,904	9,055
Investment securities (gains) losses, net	(1,271)	(2,532)	77
Other-than-temporary impairment losses	96	975	—
Net amortization of premium (accretion of discount) on investment securities	2,090	366	(147)
Increase in cash surrender value of bank-owned life insurance	(931)	(880)	(708)
Stock options compensation cost	241	188	209
(Gain) loss on disposal of premises and equipment	(26)	15	(8)
(Gain) loss on the sale of other real estate	(299)	5,741	(63)
Provision for other real estate valuation allowance	1,909	588	—
Gain on sales of loans	(8,624)	(8,493)	(5,747)
Real estate loans originated for sale	(328,098)	(367,532)	(258,946)
Proceeds from sales of real estate loans	343,104	375,823	257,042
(Increase) decrease in accrued interest receivable	(291)	994	331
Decrease (increase) in other assets	8,461	(10,458)	(2,199)
(Decrease) increase in accrued interest payable and other liabilities	(461)	2,823	(107)

Net cash provided by operating activities	38,351	19,310	7,781

Cash flows from investing activities:
Proceeds from sales of available for sale securities	72,296	127,524	27,285
Proceeds from maturities of available for sale securities	198,747	128,193	68,665
Proceeds from maturities of held to maturity securities	180	203	765
Purchase of available for sale securities	(553,527)	(263,117)	(149,781)
Purchase of restricted equity securities	—	(322)	(1,511)
Proceeds from redemption of FHLB stock	631	23	—
Purchase of loans	—	(1,809)	—
Net decrease (increase) in loans	42,517	7,090	(127,889)
Purchase of Bank-owned life insurance	—	(5,000)	—
Additions to premises and equipment	(368)	(747)	(5,196)
Proceeds from sale of other real estate	8,008	12,183	715
Proceeds from sale of premises and equipment	29	271	1,513

Net cash (used in) provided by investing activities	(231,487)	4,492	(185,434)

(continued)

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2010, 2009 and 2008

	2010	2009	2008
Cash flows from financing activities:
Net increase in deposits	130,203	140,982	187,386
Net decrease in federal funds purchased and securities sold under repurchase agreements	(2,370)	(59,365)	(18,613)
Advances from Federal Home Loan Bank	—	—	25,000
Payments of Federal Home Loan Bank advances	(17,000)	(7,000)	—
Proceeds from subordinated debentures	—	2,947	—
Proceeds from other borrowed funds	—	600	—
Principal payments on other borrowed funds	(600)	—	(500)
Proceeds from issuance of common stock	—	9,010	—
Proceeds from directors’ stock purchase plan	24	33	36
Purchase of treasury stock	—	(5)	(445)
Payment of cash dividends	—	(778)	(2,968)
Proceeds from stock options exercised, net of stock redeemed	—	—	467

Net cash provided by financing activities	110,257	86,424	190,363

Net (decrease) increase in cash and cash equivalents	(82,879)	110,226	12,710

Cash and cash equivalents at beginning of year	147,994	37,768	25,058

Cash and cash equivalents at end of year	$65,115	147,994	37,768

Supplemental disclosures of cash paid during the year for:
Interest	$24,190	29,620	35,729
Income taxes, net of refunds	822	628	4,092

Supplemental information on noncash investing activities:
Loans transferred to other real estate	$9,395	20,752	6,386
See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(1)	Summary of Significant Accounting Policies

Southeastern Bank Financial Corporation and its wholly owned subsidiaries (collectively the “Company”), consisting of Southeastern Bank Financial Corporation (the “Parent”), Georgia Bank & Trust Company of Augusta, Georgia (“GB&T”), and Southern Bank and Trust Company of Aiken, South Carolina (“SB&T”), offer a wide range of lending services, including real estate, commercial, and consumer loans to individuals and small to medium-sized businesses and professionals that are located in, or conduct a substantial portion of their business in, the Richmond and Columbia Counties of Georgia, and Aiken County, South Carolina.

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
December 31, 2010, 2009 and 2008
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

A decline in the fair value of securities below their cost that are other than temporary are reflected as realized losses. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market conditions warrant such an evaluation. In estimating other-than-temporary impairment, management considers: the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuer, whether the market decline was affected by macroeconomic conditions, and whether the Company has the intent to sell the security or more likely than not will be required to sell the security before its anticipated recovery. If either of the criteria regarding intent or requirement to sell is met, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. For debt securities that do not meet the aforementioned criteria, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income or loss, net of applicable taxes. For equity securities, the entire amount of impairment is recognized through earnings.

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
December 31, 2010, 2009 and 2008
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

Certain Purchased Loans:

The Company purchases individual loans; some of which have shown evidence of credit deterioration since origination. These purchased loans are recorded at the amount paid, such that there is no carryover of the seller’s allowance for loan losses. After acquisition, losses are recognized by an increase in the allowance for loan losses.

Such purchased loans are accounted for individually based on common risk characteristics such as, credit score, loan type, and date of origination. The Company estimates the amount and timing of expected cash flows for each purchased loan, and the expected cash flows in excess of amount paid is recorded as interest income over the remaining life of the loan (accretable yield). The excess of the loan’s contractual principal and interest over expected cash flows is not recorded (nonaccretable difference).

Over the life of the loan, expected cash flows continue to be estimated. If the present value of expected cash flows is less than the carrying amount, a loss is recorded. If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
Allowance for Loan Losses:

The allowance for loan losses is a valuation allowance for probable incurred credit losses. The allowance for loan losses is established through a provision for loan losses charged to expense. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired.

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

Commercial and commercial real estate loans over $500 are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures. Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent 4 years. The following portfolio segments have been identified:

•	Acquisition Development and Construction (“ADC”) — CSRA

•	ADC — Savannah, Georgia

•	ADC — Greenville, South Carolina

•	ADC-Athens, Georgia

•	ADC Participations — Florida

•	ADC Participations — Georgia

•	Commercial Real Estate — Non owner occupied

•	Commercial Real Estate — Owner occupied

•	1-4 Family

•	Consumer

•	All other
The following is a discussion of the risks characteristics of these portfolio segments.

Acquisition, Development & Construction (ADC) — CSRA (Primary Market) — ADC lending carries all of the normal risks involved in lending including the changing nature of borrower and guarantor financial conditions and the knowledge that the sale of the completed lots and/or structures is likely the sole source of repayment as opposed to other forms of borrower cash flow. In addition, this type of lending carries several additional risk factors including: (1) timely project completion (contractor financial condition, commodity prices, weather delays, prospective tenant financial condition); (2) market factors (changing economic conditions, unemployment rates, end-user financing availability, interest rates); (3) competition (similar product availability, bank foreclosed properties); (4) end-product price stability.

ADC — Savannah, Georgia — ADC lending in the Savannah market carries all of the ADC risks outlined for the CSRA plus the additional risk of lending outside of the Company’s traditional market area where our knowledge of that market is not as well developed. Additionally, the Savannah market has additional economic factors at play including the impacts of the port, tourism and secondary (vacation) properties.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
ADC — Greenville, South Carolina — ADC lending in the Greenville market carries all of the risks outlined for the CSRA plus the additional risk of lending outside the Company’s traditional market area. However, since the Company has made the strategic decision to cease operations in this market, the risk remaining in this segment should diminish.

ADC — Athens, Georgia — ADC lending in the Athens market carries all of the risks outlined for the CSRA. Also, Athens continues to operate as a suburb of the greater Atlanta market. As such, it has been more susceptible to the recent significant price declines and project slowdowns caused by the recent recessions. However, since the Company has made the strategic decision to cease operations in this market, the risk remaining in this segment should diminish.

ADC Participations — Florida — ADC participation lending on projects located in Florida carries the ADC CSRA risks outlined above. Additionally, these loans also have the risk of lending out of state (market, legal, etc.) and the risk of loss of control as a junior participant subject to the direction/financial condition of the lead lender. The bank has made the strategic decision to exit this portfolio segment and is not actively seeking or originating new participations in the Florida geography. At December 31, 2010, this portfolio segment has been reduced to two participation loans, both of which have been individually analyzed for impairment and reserved accordingly.

ADC Participations — Georgia - ADC participation lending on projects located in Georgia outside the CSRA carries the ADC CSRA risks outlined above. Additionally, these loans also have the risk of lending out of market and the risk of loss of control as a junior participant subject to the direction/financial condition of the lead lender. The bank has made the strategic decision to exit this portfolio segment and is not actively seeking or originating new participations in the Georgia geography outside of our normal market area. At December 31, 2010, this portfolio segment has been reduced to one participation loan in the FAS 5 category.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
Commercial Real Estate — Non Owner Occupied — This lending category includes loans for multi-family, office, warehouse, retail, hotel/motel and other non-owner occupied properties. Loans in this category carry more risk than owner-occupied properties because the property’s cash flow is not derived from the owner of the property’s business, but from unrelated tenants. These outside tenants are each subject to their own set of business risks depending upon their own financial situation, competitors, industry segment and general economic conditions. Therefore, the cash flow from the property in the form of rent may not be as stable as a one-user, owner-occupied property.

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

ALLL Methodology

The Company’s approach to ALLL reserve calculation uses two distinct perspectives, the guidelines of using Financial Accounting Standards ASC 450 (Accounting for Contingencies) and ASC 310 (Accounting by Creditors for Impairment of a Loan, for individual loans). The process is generally as follows:

•	Loans are grouped according in categories of similar risk characteristics.(Portfolio segments)

•
For each loan category, a four year average rolling historical net loss rate is calculated, with the loss rate more heavily weighted to the most recent two years loss history. An emergence factor is then applied to the average historical net loss rate.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
•
The historical loss ratios are adjusted for internal and external qualitative factors within each loan category. The qualitative factor adjustment may be further increased for loan classifications of watch rated and substandard within each category. Factors include:

•	levels and trends in delinquencies and impaired/classified/graded loans;

•	changes in the quality of the loan review system;

•	trends in volume and terms of loans;

•	effects of changes in risk selection and underwriting standards, and other changes in lending policies, procedures and practices;

•	experience, ability, and depth of lending management and other relevant staff;

•	national and local economic trends and conditions;

•	changes in the value of underlying collateral;

•	other external factors-competition, legal and regulatory requirements;

•	effects of changes in credit concentrations
•	The resultant loss factor is applied to each loan pool to calculate the ALLL for each loan pool.

•	The total of each loan pool is then added to the ALLL determined for individual loans evaluated for impairment in accordance with ASC 310.
Loans Held for Sale:

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

The Company bears minimal interest rate risk on these loans and only holds the loans temporarily until documentation can be completed to finalize the sale to the investor. Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives. Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest on the loan is locked. The Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into, in order to hedge the change in interest rates resulting from its commitments to fund the loans. Changes in the fair values of these derivatives are included in net gains on sales of loans. Fair values of these derivatives were $2 and $182 as of December 31, 2010 and 2009, respectively.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
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

Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified. The Company’s goodwill is not considered impaired at December 31, 2010.

(h)	Stock-Based Compensation

Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. A Black- Scholes model is utilized to estimate the fair value of stock options, while the market price of the Corporation’s common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
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

The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other expense.

(j)	Income (Loss) Per Share

Basic net income (loss) per share is net income (loss) divided by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share includes the dilutive effect of additional potential common shares issuable under stock options. The calculation of diluted earnings (loss) per share for 2010 and 2009 excludes the dilutive effect of stock options outstanding as the effect is anti-dilutive. Income per share is restated for all stock dividends through the date of issuance of the financial statements.

	December 31,
	2010	2009	2008
Weighted average common shares outstanding for basic earnings per common share	6,674,224	6,422,867	5,972,429
Add: Dilutive effects of assumed exercises of stock options	—	—	39,260

Weighted average number of common and common equivalent shares outstanding	6,674,224	6,422,867	6,011,689

(k)	Other Comprehensive Income (Loss)

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

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(m)	Adoption of New Accounting Standards

In July 2010, the FASB amended existing guidance related to financing receivables and the allowance for credit losses, which requires further disaggregated disclosures that improve financial statement users’ understanding of 1) the nature of an entity’s credit risk associated with its financing receivables and 2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The new and amended disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The adoption of this standard is not expected to have a material effect on the Company’s result of operations or financial position but it does require expansion of the Company’s disclosures.

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
December 31, 2010, 2009 and 2008
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
The Company’s subsidiaries are required by the Federal Reserve Bank to maintain average daily cash balances. These required balances were $3,519 at December 31, 2010 and $5,199 at December 31, 2009.
(3)	Investment Securities

The following tables summarize the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio at December 31, 2010 and 2009 and the corresponding amounts of unrealized gains and losses therein:

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

	2010
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
	(Dollars in thousands)
Available-for-sale:
Obligations of U.S. Government agencies	$202,153	527	(1,763)	200,917
Obligations of states and political subdivisions	67,137	318	(3,337)	64,118
Mortgage-backed securities
U.S. GSE’s* MBS - residential	141,524	1,880	(1,679)	141,725
U.S. GSE’s CMO	139,208	1,756	(630)	140,334
Other CMO	3,382	50	(359)	3,073
Corporate bonds	36,551	467	(885)	36,133
Equity securities	2	—	—	2

	$589,957	4,998	(8,653)	586,302

Held-to-maturity:
Obligations of states and political subdivisions	$310	1	—	311

	$310	1	—	311

*	Government sponsored entities

	2009
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
	(Dollars in thousands)
Available-for-sale:
Obligations of U.S. Government agencies	$67,290	43	(1,003)	66,330
Obligations of states and political subdivisions	26,402	299	(521)	26,180
Mortgage-backed securities
U.S. GSE’s MBS - residential	87,113	2,245	(205)	89,153
U.S. GSE’s CMO	107,153	1,116	(1,427)	106,842
Other CMO	7,834	142	(301)	7,675
Corporate bonds	12,591	35	(2,594)	10,032
Equity securities	4	—	—	4

	$308,387	3,880	(6,051)	306,216

Held-to-maturity:
Obligations of states and political subdivisions	$490	2	—	492

	$490	2	—	492

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

As of December 31, 2010, except for the U.S. Government agencies and government sponsored entities, there was no issuer who represented 10% or more of stockholders’ equity within the investment portfolio.

Proceeds from sales of securities available-for-sale and the associated gains (losses) during 2010, 2009 and 2008 were as follows:

	December 31,
	2010	2009	2008
	(Dollars in thousands)

Proceeds	$72,296	$127,524	$27,285
Gross Gains	1,610	3,132	211
Gross Losses	339	603	288

Investment securities with a carrying amount of approximately $298,254 and $161,449 at December 31, 2010 and 2009, respectively, were pledged to secure public and trust deposits, and for other purposes required or permitted by law.

The amortized cost and fair value of the investment securities portfolio excluding equity securities are shown below by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amorized	Estimated
	cost	fair value
	(Dollars in thousands)
Available-for-sale:
After one year through five years	$19,766	19,758
After five years through ten years	93,723	93,806
After ten years	476,466	472,736

	$589,955	586,300

Held-to-maturity:
After one year through five years	$310	311

	$310	311

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

The following tables summarize the investment securities with unrealized losses at year-end 2010 and 2009, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position.

	December 31, 2010
	Less than 12 months		12 months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
	(Dollars in thousands)
Temporarily impaired
Obligations of U.S. Government agencies	$99,306	1,763	—	—	99,306	1,763
Obligations of states and political subdivisions	45,906	3,245	2,309	92	48,215	3,337
Mortgage-backed securities
U.S. GSE’s MBS - residential	81,783	1,538	509	141	82,292	1,679
U.S. GSE’s CMO	46,776	630	—	—	46,776	630
Other CMO	—	—	2,085	359	2,085	359
Corporate bonds	22,385	481	3,880	404	26,265	885

	$296,156	7,657	8,783	996	304,939	8,653

	December 31, 2009
	Less than 12 months		12 months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
	(Dollars in thousands)
Temporarily impaired
Obligations of U.S. Government agencies	$43,528	1,003	—	—	43,528	1,003
Obligations of states and political subdivisions	8,644	220	4,457	301	13,101	521
Mortgage-backed securities
U.S. GSE’s MBS - residential	21,996	205	—	—	21,996	205
U.S. GSE’s CMO	61,373	1,408	665	19	62,038	1,427
Other CMO	—	—	4,243	285	4,243	285
Corporate bonds	733	267	6,291	2,327	7,024	2,594

	$136,274	3,103	15,656	2,932	151,930	6,035

Other-than-temporarily impaired
Mortgage-backed securities
Other CMO	$—	—	748	16	748	16

	$136,274	3,103	16,404	2,948	152,678	6,051

Other-Than-Temporary Impairment — December 31, 2010

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
December 31, 2010, 2009 and 2008

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

As of December 31, 2010, the Company’s security portfolio consisted of 329 securities, 160 of which were in an unrealized loss position. Of these securities with unrealized losses, 41.06% were related to the Company’s mortgage backed and corporate securities as discussed below.

Mortgage-backed Securities

At December 31, 2010, $282,059 or approximately 98.92% of the Company’s mortgage-backed securities were issued by U.S. government-sponsored entities and agencies, primarily the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Government National Mortgage Association (“Ginnie Mae”), institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2010.

The Company’s mortgage-backed securities portfolio also includes five non-agency collateralized mortgage obligations with a market value of $3,073, of which four had unrealized losses of approximately $359 at December 31, 2010. These non-agency securities were rated AAA at purchase.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

At December 31, 2010, four of these non-agency securities were rated below investment grade and a cash flow analysis was performed to evaluate OTTI. The assumptions used in the model include expected future default rates, loss severity and prepayments. The model also takes into account the structure of the security including credit support. Based on these assumptions, the model calculates and projects the timing and amount of interest and principal payments expected for the security. In addition, the model was used to “stress” each security, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the security could no longer fully support repayment. During 2009, two of these securities were considered to be other-than-temporarily impaired. Upon completion of the December 31, 2010 analysis, our model indicated that none of these securities had additional other-than-temporary impairment. During the third quarter of 2010, one of these securities was considered other-than-temporarily impaired and an OTTI loss of $96 was recorded. At December 31, 2010 this security is now in an unrealized gain position and it remains classified as available-for-sale, based on an improvement in underlying assumptions during the fourth quarter.

At December 31, 2010, the fair values of three collateralized mortgage obligations totaling $2,410 were measured using Level 3 inputs because the market for them has become illiquid, as indicated by few, if any, trades during the period. The discount rates used in the valuation model were based on a yield of 10% over 1 month libor that the market would require for collateralized mortgage obligations with maturities and risk characteristics similar to the securities being measured.

Corporate Securities

The Company holds twenty corporate securities totaling $36,133, of which thirteen had an unrealized loss of $885 at December 31, 2010. The Company’s unrealized losses on corporate securities relate primarily to its investment in single issuer corporate and corporate trust preferred securities. At December 31, 2010, two of the corporate securities were rated below Investment grade and five securities to two issuers were not rated. None of the issuers were in default at December 31, 2010 but in January of 2011 the Company was notified that two trust preferred securities to the two issuers not rated had elected to defer interest payments. The issuers are both bank holding companies with operations in the Southeast. The Company considered several factors including the financial condition and near term prospects of the issuers and concluded that the decline in fair value was primarily attributable to temporary illiquidity and the financial crisis affecting these markets and not necessarily the expected cash flows of the individual securities. Although these issuers have indicated they will defer payments going forward, the Company has considered the capital position of the subsidiary banks, the liquidity of the holding company, the existence and severity of publicly available regulatory agreements, and the fact that these deferrals are coming after the most severe impact of the national and regional recession. The prospect of capital formation in the current market, improving operating results of the industry overall have caused the Company to conclude that a return to normal subsidiary dividends and thus interest payments on the debt for these issuers is reasonably assured at this time. Because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2010.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

At December 31, 2010, the fair values of twelve corporate securities totaling $10,741 were measured using Level 3 inputs because the market for them has become illiquid, as indicated by few, if any, trades during the period. The discount rates used in the valuation model were based on current spreads to U.S. Treasury rates of long-term corporate debt obligations with maturities and risk characteristics similar to the subordinated debentures being measured. An additional adjustment to the discount rate for illiquidity in the market for subordinated debentures was not considered necessary based on the illiquidity premium already present in the spreads used to estimate the discount rate.

The table below presents a rollforward of the credit losses recognized in earnings for the twelve month period ended December 31, 2010:

Beginning balance, January 1, 2010	$475
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	96
Additions/Subtractions
Amounts realized for securities sold during the period	—
Amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	—
Reductions for increase in cash flows expected to be collected that are recognized over the remaining life of the security	—
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	—

Ending balance, December 31, 2010	$571

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
Total other-than-temporary impairment recognized in accumulated other comprehensive loss at December 31, 2010 was not material.

Other-Than-Temporary Impairment — December 31, 2009

As of December 31, 2009, the Company’s security portfolio consisted of 247 securities, 100 of which were in an unrealized loss position. The majority of unrealized losses were related to the Company’s mortgage-backed and corporate securities, as discussed below.

Mortgage-backed Securities

At December 31, 2009, $195,995 or approximately 96.23% of the Company’s mortgage-backed securities totaling $203,670 were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2009.

The Company’s mortgage-backed securities portfolio also includes eleven non-agency collateralized mortgage obligations with a market value of $7,675, seven of which had unrealized losses of approximately $301 at December 31, 2009. These non-agency securities were rated AAA at purchase.

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

At December 31, 2009, the fair values of three collateralized mortgage obligations totaling $3,780 were measured using Level 3 inputs because the market for them has become illiquid, as indicated by few, if any, trades during the period. These securities were previously measured using Level 2 inputs. The discount rates used in the valuation model were based on a yield that the market would require for collateralized mortgage obligations with maturities and risk characteristics similar to the securities being measured.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
Corporate Securities

The Company held thirteen corporate securities to eight issuers totaling $10,032, of which ten had an unrealized loss of $2,594 at December 31, 2009. The Company’s unrealized losses on corporate securities relate primarily to its investment in single issuer corporate and corporate trust preferred securities. At December 31, 2009, three of the corporate securities were rated Speculative and three were rated Investment grade by at least one of the major rating agencies, (Moody’s, S&P and Fitch). Seven of the securities to three issuers were not rated. None of the issuers were in default and to date all interest payments have been made as contracted. The Company considered several factors including the financial condition and near term prospects of the issuers and concluded that the decline in fair value was primarily attributable to temporary illiquidity and an increase in credit spreads for financial institution debt issuers due to the financial crisis affecting these markets and not necessarily the expected cash flows of the individual securities. Because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2009.

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

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
The table below presents a rollforward of the credit losses recognized in earnings for the twelve month period ended December 31, 2009:

Beginning balance, January 1, 2009	$—
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	975
Additions/Subtractions
Amounts realized for securities sold during the period	—
Amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	—
Reductions for previous credit losses on securities charged off	(500)
Reductions for increase in cash flows expected to be collected that are recognized over the remaining life of the security	—
Increases to the amount related to the credit loss for which other-than-temporary was previously recognized	—

Ending balance, December 31, 2009	$475

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

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
Total other-than-temporary impairment recognized in accumulated other comprehensive loss was $16 for securities available-for-sale at December 31, 2009.

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

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(4)	Loans

Loans at year end were as follows:

	2010	2009
	(Dollars in thousands)

Commercial, financial, and agricultural	$189,128	$173,974
Real estate:
Commercial	327,458	322,864
Residential	157,680	147,403
Acquisition, development and construction	182,412	270,062
Consumer installment	17,412	23,241

	874,090	937,544
Less allowance for loan losses	26,657	22,338
Less deferred loan origination fees (costs)	(5)	55

	$847,438	$915,151

Activity in the allowance for loan losses was as follows:

	2010	2009	2008
	(Dollars in thousands)

Balance, beginning of year	$22,338	14,742	11,800
Provision for loan losses	15,801	30,904	9,055
Charge-offs	(12,588)	(24,133)	(6,736)
Recoveries	1,106	825	623

Balance, end of year	$26,657	22,338	14,742

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2010.

	Commercial,
	Financial, and	CRE - Owner	CRE - Non Owner	Residential	ADC	ADC	ADC	ADC	ADC	ADC
	Agricultural	Occupied	Occupied	Real Estate	CSRA	Savannah	Greenville	Athens	Participations - FL	Participations - GA	Consumer
	(Dollars in thousands)
Allowance for loan losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$—	3	210	42	156	175	—	—	888	—	—
Collectively evaluated for impairment	3,463	3,918	4,567	5,330	4,941	278	284	796	—	975	631

	$3,463	3,921	4,777	5,372	5,097	453	284	796	888	975	631

Loans:
Individually evaluated for impairment	1,744	519	3,407	4,971	4,492	2,066	150	4,193	3,506	—	—
Collectively evaluated for impairment	187,384	183,944	139,588	152,709	144,078	8,919	1,523	6,985	—	6,500	17,412

	$189,128	184,463	142,995	157,680	148,570	10,985	1,673	11,178	3,506	6,500	17,412

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
Individually impaired loans were as follows:

	2010	2009
	(Dollars in thousands)
Year end loans with no allocated allowance for loan losses	$10,679	$10,391
Year end loans with allocated allowance for loan losses	14,369	24,276

	$25,048	$34,667

Amount of the allowance for loan loss allocated	$1,474	$1,979

	2010	2009	2008
	(Dollars in thousands)
Average of individually impaired loans during year	$25,580	$37,212	$29,397
Interest income recognized during impairment	399	784	702
Cash-basis interest income recognized	399	784	702

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2010.

			Allowance for
	Unpaid Principal	Recorded	Loan Losses
	Balance	Investment	Allocated
	(Dollars in thousands)
With no related allowance recorded:
Commercial, financial, and agricultural:
Commerical	$8	8	—
Financial	—	—	—
Agricultural	1,016	1,016	—
Equity lines	720	720	—
Other	—	—	—
Commercial real estate:
Owner occupied	390	390	—
Non Owner occupied	180	180	—
Residential real estate:
Secured by first liens	1,742	1,742	—
Secured by junior liens	—	—	—
Acquisition, development and construction:
Residential	636	636	—
Other	5,987	5,987	—
Consumer	—	—	—
With an allowance recorded:
Commercial, financial, and agricultural:
Commerical	—	—	—
Financial	—	—	—
Agricultural	—	—	—
Equity lines	—	—	—
Other	—	—	—
Commercial real estate:
Owner occupied	129	129	3
Non Owner occupied	3,227	3,230	210
Residential real estate:
Secured by first liens	3,229	3,234	42
Secured by junior liens	—	—	—
Acquisition, development and construction:
Residential	156	156	—
Other	7,628	7,638	1,219
Consumer	—	—	—

	$25,048	25,066	1,474

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2010.

		Loans Past Due
		90 Days or More
	Nonaccrual	Still Accruing
	(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$190	—
Financial	—	—
Agricultural	1,250	—
Equity lines	1,136	—
Other	348	—
Commercial real estate:
Owner occupied	1,207	—
Non Owner occupied	2,586	—
Residential real estate:
Secured by first liens	4,551	69
Secured by junior liens	183	—
Acquisition, development and construction:
Residential	1,275	—
Other	10,678	—
Consumer	301	—

	$23,705	69

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
The following table presents the aging of the recorded investment in past due loans as of December 31, 2010 by class of loans.

	30 - 89 Days	90 Days or	Nonaccrual	Total	Loans Not
	Past Due	More Past Due	Loans	Past Due	Past Due	Total
	(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$170	—	190	360	117,786	118,146
Financial	—	—	—	—	3,588	3,588
Agricultural	—	—	1,250	1,250	12,940	14,190
Equity lines	214	—	1,136	1,350	41,687	43,037
Other	—	—	348	348	9,819	10,167
Commercial real estate:
Owner occupied	317	—	1,207	1,524	182,939	184,463
Non Owner occupied	521	—	2,586	3,107	139,888	142,995
Residential real estate:
Secured by first liens	2,417	69	4,551	7,037	140,238	147,275
Secured by junior liens	155	—	183	338	10,067	10,405
Acquisition, development and construction:
Residential	—	—	1,275	1,275	41,538	42,813
Other	121	—	10,678	10,799	128,800	139,599
Consumer	31	—	301	332	17,080	17,412

	$3,946	69	23,705	27,720	846,370	874,090

Troubled Debt Restructurings:

The Company had troubled debt restructurings with a balance of $3,514 and $1,656 included in impaired loans for 2010 and 2009. The Company has allocated $80 and $0 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2010 and 2009. The Company is not committed to lend additional amounts as of December 31, 2010 and 2009 to customers with outstanding loans that are classified as troubled debt restructurings.

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company, through its originating account officer, places an initial credit risk rating on every loan. An annual review and analysis of loan relationships (irrespective of loan types included in the overall relationship) with total related exposure of $500 or greater is performed by the Credit Administration department in order to update risk ratings given current available information. The Company uses the following definitions for risk ratings.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

Watch: Loans classified as watch have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

Substandard: Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful: Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

	Pass	Watch	Substandard	Doubtful
	(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$103,337	8,074	6,735	—
Financial	1,103	2,485	—	—
Agricultural	9,343	2,609	2,238	—
Equity lines	39,144	1,915	1,978	—
Other	8,893	926	348	—
Commercial real estate:
Owner occupied	157,155	22,329	4,979	—
Non Owner occupied	119,160	16,579	7,256	—
Residential real estate:
Secured by first liens	124,261	14,837	8,177	—
Secured by junior liens	9,418	708	279	—
Acquisition, development and construction:
Residential	38,374	2,721	1,718	—
Other	92,514	23,285	23,800	—
Consumer	16,247	567	598	—

	$718,949	97,035	58,106	—

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential and consumer loans based on payment activity as of December 31, 2010.

	Residential Real Estate
	Secured by	Secured by
	First Liens	Junior Liens	Consumer
	(Dollars in thousands)

Performing	$141,712	10,222	17,111
Nonperforming	5,563	183	301

Total	$147,275	10,405	17,412

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
Purchased Loans:

There were no purchased loans in 2010 and 2008. Loans purchased in 2009 totaled $2,121 with an allowance of $706 resulting in a carrying amount of $1,415.

Related Party Loans:

The Company has direct and indirect loans outstanding to certain executive officers and directors, including affiliates, and principal holders of the Company’s securities.

The following is a summary of the activity in loans outstanding to executive officers and directors, including affiliates, and principal holders of the Company’s securities for the year ended December 31, 2010:

Dollars in thousands

Balance at beginning of year	$35,854
New loans	59,005
Effect of changes in composition of related parties	(25)
Principal repayments	(60,908)

Balance at end of year	$33,926

The Company is also committed to extend credit to certain directors and executives of the Company, including companies in which they are principal owners, through personal lines of credit, letters of credit, and other loan commitments. As of December 31, 2010, available balances on these commitments to these persons aggregated approximately $10,728.

(5)	Real Estate Owned
The following table presents a roll forward of other real estate owned as of December 31, 2010, 2009 and 2008, respectively.

	2010	2009	2008
	(Dollars in thousands)

Beginning balance, January 1	$7,974	$5,734	$—
Additions	9,395	20,752	6,386
Provision charged to expense	(1,909)	(588)	—
Sales	(8,008)	(12,183)	(715)
Gain (loss) on sale of OREO	299	(5,741)	63

Ending balance, December 31	$7,751	$7,974	$5,734

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
Activity in the valuation allowance was as follows:

	2010	2009	2008
	(Dollars in thousands)
Beginning balance	$588	$—	$—
Provision charged to expense	1,909	588	—
Sales	(382)	—	—

Ending balance	$2,115	$588	$—

Expenses related to foreclosed assets include:

	2010	2009	2008
	(Dollars in thousands)
(Gain) loss on sale of OREO	$(299)	$5,741	$(63)
OREO expenses, net of rental income	363	248	72
Provision charged to expense	1,909	588	—

	$1,973	$6,577	$9

(6)	Fair Value Measurements

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
December 31, 2010, 2009 and 2008
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

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
Assets and Liabilities Measured on a Recurring Basis
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as of December 31, 2010 and 2009:

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Available-for-sale securities
Obligations of U.S. Government agencies	$200,917	31,405	169,512	—
Obligations of states and political subdivisions	64,118	—	64,118	—
Mortgage-backed securities
U.S. GSE’s MBS — residential	141,725	—	141,216	509
U.S. GSE’s CMO	140,334	985	139,349	—
Other CMO	3,073	—	663	2,410
Corporate bonds	36,133	—	25,395	10,738
Equity securities	2	2	—	—

Total available-for-sale securities	$586,302	32,392	540,253	13,657

Tax credits	356	—	—	356

Loans held for sale	12,775	—	12,775	—

Mortgage banking derivatives	2	—	2	—

Total	$599,435	32,392	553,030	14,013

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Available-for-sale securities
Obligations of U.S. Government agencies	$66,330	21,663	44,667	—
Obligations of states and political subdivisions	26,180	—	26,180	—
Mortgage-backed securities
U.S. GSE’s MBS — residential	89,153	—	88,601	552
U.S. GSE’s CMO	106,842	10,510	96,332	—
Other CMO	7,675	—	3,894	3,781
Corporate bonds	10,032	—	—	10,032
Equity securities	4	4	—	—

Total available-for-sale securities	$306,216	32,177	259,674	14,365

Tax credits	435	—	—	435

Loans held for sale	19,157	—	19,157	—

Mortgage banking derivatives	182	—	182	—

Total	$325,990	32,177	279,013	14,800

During the twelve months ended December 31, 2010, four U.S. agency securities with a market value of $8,931 were transferred out of Level 2 and into Level 1. There were no transfers in and out of Level 3. The tables below present a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2010 and 2009:

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

	Fair Value Measurements Using Significant Unobservable Inputs
	(Level 3)
		Available-for-sale
	Tax credits	Securities	Total
	(Dollars in thousands)

Beginning balance, January 1, 2010	$435	14,365	14,800
Total gains or losses (realized/unrealized)
Included in earnings
Gain (loss) on sales	—	(122)	(122)
Other-than-temporary impairment	—	(96)	(96)
Amortization of tax credit investment	(79)	—	(79)
Included in other comprehensive income	—	1,300	1,300
Principal repayment	—	(1,790)	(1,790)
Transfers in and/or out of Level 3	—	—	—

Ending balance, December 31, 2010	$356	13,657	14,013

	Fair Value Measurements Using Significant Unobservable Inputs
	(Level 3)
		Available-for-sale
	Tax credits	Securities	Total
	(Dollars in thousands)

Beginning balance, January 1, 2009	$515	4,130	4,645
Total gains or losses (realized/unrealized)
Included in earnings
Other-than-temporary impairment	—	(975)	(975)
Amortization of tax credit investment	(80)	—	(80)
Included in other comprehensive income (loss)	—	1,595	1,595
Transfers in and/or out of Level 3	—	9,615	9,615

Ending balance, December 31, 2009	$435	14,365	14,800

Assets and Liabilities Measured on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2010 and 2009 are summarized below:

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired loans
Commercial, financial, and agricultural	$—	—	—	—
Real estate:
Commercial	3,143	—	—	3,143
Residential	3,187	—	—	3,187
Acquisition, development and construction	6,565	—	—	6,565
Consumer installment	—	—	—	—

Total impaired loans	$12,895	—	—	12,895

Other real estate owned	7,751	—	—	7,751

Total	$20,646	—	—	20,646

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired loans
Commercial, financial, and agricultural	$—	—	—	—
Real estate:
Commercial	4,844	—	—	4,844
Residential	1,129	—	—	1,129
Acquisition, development and construction	16,324	—	—	16,324
Consumer installment	—	—	—	—

Total impaired loans	$22,297	—	—	22,297

Other real estate owned	7,974	—	—	7,974

Total	$30,271	—	—	30,271

The following represents impairment charges recognized during the period:

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $14,369, with a valuation allowance of $1,474, resulting in an additional provision for loan losses of $6,831 for the year ended December 31, 2010. Impaired loans that are not carried at fair value had a carrying amount of $10,679 at December 31, 2010.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

As of December 31, 2009 impaired loans had a carrying amount of $24,276 with a valuation allowance of $1,979, resulting in an additional provision for loan losses of $11,761 for the year ending 2009. Impaired loans that are not carried at fair value had a carrying amount of $10,391 at December 31, 2009.

Other real estate owned, which is carried at lower of cost or fair value, was $7,751 which consisted of the outstanding balance of $9,866, less a valuation allowance of $2,115, resulting in a write down of $1,909 for the year ending 2010.

As of December 31, 2009, other real estate owned was $7,974 which consisted of the outstanding balance of $8,562, less a valuation allowance of $588, resulting in a write down of $588 for the year ending 2009.

(7)	Premises and Equipment
Premises and equipment at December 31, 2010 and 2009 are summarized as follows:

	2010	2009
	(Dollars in thousands)

Land	$7,847	$7,819
Buildings	23,942	23,876
Furniture and equipment	16,330	16,152

	48,119	47,847

Less accumulated depreciation	18,703	16,145

	$29,416	$31,702

Depreciation expense amounted to $2,651, $2,718 and $2,343, in 2010, 2009 and 2008, respectively.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(8)	Commitments

The Company is committed under various operating leases for office space and equipment. At December 31, 2010, minimum future lease payments under non-cancelable real property and equipment operating leases are as follows:

(Dollars in thousands)

2011	$310
2012	185
2013	48
2014	46
2015	40
2016 & Beyond	26

$655

Rent and lease expense for all building, equipment, and furniture rentals totaled $297, $320, and $317, for the years ended December 31, 2010, 2009, and 2008, respectively.

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

Unfunded commitments to extend credit where contract amounts represent potential credit risk totaled $136,194 and $174,894, at December 31, 2010 and 2009, respectively. These commitments are primarily at variable interest rates. Fixed rate commitments totaled $26,998 and $15,903 at December 31, 2010 and 2009, respectively. The rates on these commitments ranged from 2.75% to 18.00% at December 31, 2010, and 3.50% to 16.00% at December 31, 2009. Maturity dates ranged from 1/4/2011 to 12/19/2017, at December 31, 2010, and 1/8/2010 to 12/19/2017 at December 31, 2009.

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

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(9)	Deposits
At December 31, 2010, scheduled maturities of certificates of deposit are as follows:

Dollars in thousands

2011	$315,948
2012	109,641
2013	35,136
2014	7,899
2015	17,667
Thereafter	1,519

Total	$487,810

Brokered deposits as of December 31, 2010 and 2009 totaled $183,732 and $255,876, respectively.
(10)	Borrowings
Securities Sold Under Repurchase Agreements

The securities sold under repurchase agreements are collateralized by obligations of the U.S. Government or its corporations and agencies, state and municipal securities, corporate bonds, or mortgage-backed securities. The aggregate carrying value of such agreements for corporate customers at December 31, 2010 and 2009 were $2,997 and $3,167, respectively. At December 31, 2010, public funds agreements for deposit accounts and securities sold under repurchase agreements for public funds customers were maintained by the Georgia Bankers Association pooled pledging program. The total carrying value of investments in the pooled pledging program at December 31, 2010 and 2009 was $267,335 and $133,837, respectively. The repurchase agreements at December 31, 2010 mature on demand. The following table summarizes pertinent data related to the securities sold under the agreements to repurchase as of and for the years ended December 31, 2010, 2009 and 2008.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

	2010	2009	2008
	(Dollars in thousands)
Securities Sold Under Repurchase Agreements
Weighted average borrowing rate at year-end	1.00%	1.50%	0.96%
Weighted average borrowing rate during the year	1.36%	0.80%	2.15%

Average daily balance during the year	$1,468	40,820	59,925
Maximum month-end balance during the year	10,486	61,378	64,734

Balance at year-end	$818	3,188	62,553

	$818	3,188	62,553

Advances from Federal Home Loan Bank

The Company has an available line of credit from the Federal Home Loan Bank of Atlanta (FHLB) in an amount not to exceed 10% of total assets. The line of credit is reviewed annually by the FHLB. The following advances were outstanding under this line at December 31, 2010 and 2009.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

	2010	Rate	2009	Rate
	(Dollars in thousands)
Due March 30, 2010	$—	—	$5,000	6.020%
Due September 29, 2010	—	—	5,000	5.820%
Due October 18, 2010	—	—	7,000	5.460%
Due April 29, 2011	2,000	3.455%	2,000	3.455%
Due May 2, 2011	6,000	4.800%	6,000	4.800%
Due April 4, 2013 convertible flipper	10,000	2.900%	10,000	2.900%
Due July 18, 2013 convertible flipper	3,000	2.720%	3,000	2.720%
Due July 26, 2017	10,000	4.406%	10,000	4.406%
Due January 31, 2018	10,000	2.475%	10,000	2.475%
Due January 27, 2019 convertible flipper	5,000	4.100%	5,000	4.100%
Due April 22, 2019 convertible flipper	8,000	4.750%	8,000	4.750%
Due May 22, 2019 convertible flipper	6,000	4.680%	6,000	4.680%

	$60,000		$77,000

Total weighted average rate	3.80%		4.23%

The FHLB has the option to convert the fixed-rate advances and convertible advances to three-month, LIBOR-based floating-rate advances at various dates throughout the terms of the advances.

A fixed rate advance due on March 22, 2010 was repaid on July 16, 2009 and resulted in a prepayment penalty of $276. The convertible flipper advance maturing on April 4, 2013 was indexed to the three month LIBOR based floating rate minus 50 basis points and converted to a fixed rate of 2.90% on April 4, 2009. The convertible flipper advance maturing on January 27, 2019, was indexed to the one-month LIBOR-based floating rate minus 50 basis points for the first three years and was converted to a fixed rate of 4.10% on January 27, 2009 for the last ten years. The convertible flipper advance maturing on April 22, 2019, was indexed to the three-month LIBOR-based floating rate minus 50 basis points for the first three years and then converted to a fixed rate of 4.75% on April 22, 2009 for the last ten years. The flipper advance maturing on May 22, 2019, was indexed to the three-month LIBOR-based floating rate minus 50 basis points and then converted to a fixed rate of 4.68% on May 22, 2009. The convertible flipper advance maturing on July 18, 2013 was indexed to the three month LIBOR based floating rate minus 50 basis points and was converted to a fixed rate of 2.72% on July 18, 2009. At December 31, 2010, the Company has pledged, under a blanket floating lien, eligible first mortgage loans with unpaid balances which, when discounted at approximately 63% of such unpaid principal balances, total $67,168. The Company has also pledged for this lien eligible commercial real estate loans with unpaid balances which, when discounted at approximately 44% of such unpaid principal balances, total $31,248.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
Other Borrowed Funds

Other borrowed funds consist of a treasury, tax, and loan account with the Federal Reserve Bank of $0 and $600 at December 31, 2010 and December 31, 2009 respectively.
(11)	Subordinated Debentures

In December 2005 the Company issued $10,000 of unsecured subordinated debentures, which bear interest at three-month LIBOR plus 1.40% (1.70% at December 31, 2010), adjusted quarterly, to Southeastern Bank Financial Statutory Trust I. The Company used these funds to capitalize Southern Bank and Trust. Southeastern Bank Financial Statutory Trust I is a wholly owned subsidiary of the Company which is not consolidated in these financial statements. Southeastern Bank Financial Statutory Trust I acquired these debentures using the proceeds of its offerings of $10,000 of Trust Preferred Securities to outside investors. The Trust Preferred Securities qualify as Tier 1 capital under Federal Reserve Board guidelines up to certain limits and accrue and pay distributions quarterly at a variable per annum rate of interest, reset quarterly, equal to LIBOR plus 1.40% of the stated liquidation amount of $1 thousand dollars per Capital Security. The Company has entered into contractual arrangements which constitute a full, irrevocable and unconditional guarantee on a subordinated basis by the Company of the obligations of Southeastern Bank Financial Statutory Trust I under the Trust Preferred Securities.

The Trust Preferred Securities are mandatorily redeemable upon maturity of the debentures on December 15, 2035, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by Southeastern Bank Financial Statutory Trust I in whole or in part at any time. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be 100% of their principal amount plus accrued but unpaid interest.

In March 2006 the Company issued $10,000 of unsecured subordinated debentures, which bear interest at three-month LIBOR plus 1.40% (1.70% at December 31, 2010), adjusted quarterly, to Southeastern Bank Financial Trust II. The Company used $5,000 of the proceeds to contribute additional capital to Southern Bank & Trust on June 28, 2007. The remaining $5,000 has been used for general corporate purposes. Southeastern Bank Financial Trust II is a wholly owned subsidiary of the Company which is not consolidated in these financial statements. Southeastern Bank Financial Statutory Trust I acquired these debentures using the proceeds of its offerings of $10,000 of Trust Preferred Securities to outside investors. The Trust Preferred Securities qualify as Tier 1 capital under Federal Reserve Board guidelines up to certain limits and accrue and pay distributions quarterly at a variable per annum rate of interest, reset quarterly, equal to LIBOR plus 1.40% of the stated liquidation amount of $1 thousand dollars per Capital Security. The Company has entered into contractual arrangements which constitute a full, irrevocable and unconditional guarantee on a subordinated basis by the Company of the obligations of Southeastern Bank Financial Trust II under the Trust Preferred Securities.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

The Trust Preferred Securities are mandatorily redeemable upon maturity of the debentures on June 15, 2036, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by Southeastern Bank Financial Trust II in whole or in part, on or after June 15, 2011 and in whole or in part at any time within 90 days following the occurrence of a Tax Event, an Investment Company Event or a Capital Treatment Event. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be 100% of their principal amount plus accrued but unpaid interest. Prior to June 15, 2011, the redemption of any debenture following a Tax Event, an Investment Company Event or a Capital Treatment Event, will be an amount in cash equal to 100.785% of the principal amount of the debentures. Thereafter, an amount equal in cash the principal amount of the debentures plus unpaid interest will be redeemed at 100.00%.

In May 2009 the Company issued a $2,947 unsecured subordinated debenture, which bears interest at a rate of 8.0% per annum, to a related party, R.W. Pollard Enterprises, LLP. The Company used the proceeds to increase capital at the Bank. The debenture matures on May 14, 2014 and the Company has the right to redeem the debenture, in whole or in part, at any time after May 14, 2012. As specified in the indenture, if the debenture is redeemed prior to maturity, the redemption price will be the principal amount plus any accrued and unpaid interest.

(12)	Income Taxes
Income tax (benefit) expense for the years ended December 31, 2010, 2009 and 2008 consists of the following:

	2010	2009	2008
	(Dollars in thousands)
Current tax (benefit) expense:
Federal	$4,714	$(2,469)	$4,268
State	634	—	167

Total current	5,348	(2,469)	4,435

Deferred tax benefit
Federal	(2,264)	(2,500)	(800)
State	(594)	(1,445)	(129)

Total deferred	(2,858)	(3,945)	(929)

Total income tax (benefit) expense	$2,490	$(6,414)	$3,506

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

Income tax (benefit) expense differed from the amount computed by applying the statutory Federal corporate tax rate of 35% in 2010, 34% in 2009 and 35% in 2008 to income before income taxes as follows:

	Years ended December 31
	2010	2009	2008
	(Dollars in thousands)
Computed “expected” tax (benefit) expense	$3,271	$(4,896)	$3,879
Increase (decrease) resulting from:
Tax-exempt interest income	(441)	(370)	(326)
Nondeductible interest expense	34	33	40
State income tax, net of Federal tax effect	26	(966)	25
Earnings on cash surrender value of life insurance	(326)	(299)	(248)
Nondeductible stock compensation expense	84	64	73
Meals, entertainment, and club dues	63	58	59
Other, net	(221)	(38)	4

	$2,490	$(6,414)	$3,506

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2010 and 2009 are presented below:

	2010	2009
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan losses	$10,227	$8,556
Deferred compensation	2,628	2,177
Writedowns of Other Real Estate	812	225
State net operating loss and other carryovers	302	982
Unrealized loss on investment securities available for sale	1,422	845
Other	404	231

Total deferred tax assets	15,795	13,016

Deferred tax liabilities:
Depreciation	(846)	(1,198)
Prepaid assets and other	(352)	(658)
Other	(2)	—

Total deferred tax liabilities	(1,200)	(1,856)

Net deferred tax asset	$14,595	$11,160

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

ASC 740-30-25 provides accounting guidance for determining when a company is required to record a valuation allowance on its deferred tax assets. A valuation allowance is required for deferred tax assets if, based on available evidence, it is more likely than not that all or some portion of the asset may not be realized due to the inability to generate sufficient taxable income in the period and/or of the character necessary to utilize the benefit of the deferred tax asset. In making this assessment, all sources of taxable income available to realize the deferred tax asset are considered including taxable income in prior carry-back years, future reversals of existing temporary differences, tax planning strategies and future taxable income exclusive of reversing temporary differences and carryforwards. Based on management’s assessment, no valuation allowance was deemed necessary at December 31, 2010.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of Georgia and South Carolina. The Company is no longer subject to examination by federal and state taxing authorities for years before 2007.

The total amount of interest and penalties recorded in the consolidated statements of income or loss for the year ended December 31, 2010, 2009 and 2008 was not material.
(13)	Related Party Transactions

Deposits include accounts with certain directors and executives of the Company, including affiliates, and principal holders of the Company’s securities. As of December 31, 2010 and 2009, these deposits totaled approximately $22,292, and $20,344, respectively. See note 4 for discussion of related party loans and note 11 for discussion of related party debt.

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

Quantitative measures established by regulation to ensure capital adequacy require minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2010, that the Company meets all capital adequacy requirements to which it is subject.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

As of December 31, 2010, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. Management is not aware of the existence of any conditions or events occurring subsequent to December 31, 2010 which would affect the Bank’s well capitalized classification.

Actual capital amounts and ratios for the Company are presented in the table below as of December 31, 2010 and 2009, on a consolidated basis and for GB&T and SB&T individually:

					To be well capitalized
			For capital adequacy		under prompt corrective
	Actual		purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Southeastern Bank Financial Corporation and subsidiaries consolidated:
As of December 31, 2010:
Total Capital (to risk- weighted assets)	$136,564	13.59%	$80,448	8.00%	N/A	N/A
Tier I Capital — risk-based (to risk-weighted assets)	122,052	12.14%	40,224	4.00%	N/A	N/A
Tier I Capital — leverage (to qtrly average assets)	122,052	7.39%	66,092	4.00%	N/A	N/A
As of December 31, 2009:
Total Capital (to risk- weighted assets)	$130,395	12.55%	$83,146	8.00%	N/A	N/A
Tier I Capital — risk-based (to risk-weighted assets)	114,930	11.06%	41,573	4.00%	N/A	N/A
Tier I Capital — leverage (to qtrly average assets)	114,930	7.51%	61,177	4.00%	N/A	N/A

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

					To be well capitalized
			For capital adequacy		under prompt corrective
	Actual		purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Georgia Bank & Trust Company:
As of December 31, 2010:
Total Capital (to risk- weighted assets)	$118,175	13.37%	$70,726	8.00%	$88,407	10.00%
Tier I Capital — risk-based (to risk-weighted assets)	106,962	12.10%	35,363	4.00%	53,044	6.00%
Tier I Capital — leverage (to qtrly average assets)	106,962	7.24%	66,500	4.50%	73,888	5.00%
As of December 31, 2009:
Total Capital (to risk- weighted assets)	$111,465	12.25%	$72,782	8.00%	$90,978	10.00%
Tier I Capital — risk-based (to risk-weighted assets)	99,984	10.99%	36,391	4.00%	54,587	6.00%
Tier I Capital — leverage (to qtrly average assets)	99,984	7.34%	61,301	4.50%	68,112	5.00%

					To be well capitalized
			For capital adequacy		under prompt corrective
	Actual		purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Southern Bank & Trust:
As of December 31, 2010:
Total Capital (to risk- weighted assets)	$16,015	13.10%	$9,779	8.00%	$12,224	10.00%
Tier I Capital — risk-based (to risk-weighted assets)	14,475	11.84%	4,889	4.00%	7,334	6.00%
Tier I Capital — leverage (to qtrly average assets)	14,475	7.84%	7,381	4.00%	9,227	5.00%
As of December 31, 2009:
Total Capital (to risk- weighted assets)	$15,734	12.36%	$10,183	8.00%	$12,729	10.00%
Tier I Capital — risk-based (to risk-weighted assets)	14,136	11.11%	5,091	4.00%	7,637	6.00%
Tier I Capital — leverage (to qtrly average assets)	14,136	8.52%	6,640	4.00%	8,300	5.00%

Southeastern Bank Financial Corporation and Georgia Bank and Trust Company are regulated by the Department of Banking and Finance of the State of Georgia (DBF). The DBF requires that state banks in Georgia generally maintain a minimum ratio of Tier 1 capital to total assets of four and one-half percent (4.5%) for banks and four percent (4%) for holding companies. These ratios are shown in the preceding tables as Tier 1 Capital — leverage (to qtrly average assets). The Company’s ratio at 7.39% and the Bank’s ratio at 7.24% exceed the minimum required, at December 31, 2010.

Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies to 50% of the preceding year’s earnings. Based on this limitation, the amount of cash dividends available for payment in 2011 from GB&T is approximately $3,413 and from SB&T is approximately $203, subject to maintenance of the minimum capital requirements.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(15)	Employee Benefit Plans

The Company has an employee savings plan (the Plan) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. The Company has the option to make discretionary payments to the Plan. For the years ended December 31, 2010, 2009 and 2008, the Company contributed $877, $527 and $753, respectively, to the Plan, which is 5% of the annual salary of all eligible employees for 2010, 3% of the annual salary of all eligible employees for 2009 and 5% of the annual salary of all eligible employees for 2008.

In 1997, the Company established a nonqualified Long-Term Incentive Plan designed to motivate and sustain high levels of individual performance and align the interests of key officers with those of shareholders by rewarding capital appreciation and earnings growth. Stock appreciation rights may be awarded annually to those key officers whose performance during the year has made a significant contribution to the Company’s growth. Such stock appreciation rights are granted at a strike price equal to the trading price of the Company’s stock at date of grant, and are earned over a five-year appreciation period. Officers vest in such rights over a 10-year period. The Company recognized expense of $15, $15 and $57, during 2010, 2009 and 2008, respectively, related to this plan. The total amount accrued for both December 31, 2010 and 2009 was $15 and $15, respectively.

The Company also has salary continuation agreements in place with certain key officers. Such agreements are structured with differing benefits based on the participants overall position and responsibility. These agreements provide the participants with a supplemental income upon retirement at age 65, additional incentive to remain with the Company in order to receive these deferred retirement benefits and a compensation package that is competitive in the market. These agreements vest over a ten year period, require a minimum number of years service, and contain change of control provisions. All benefits would cease in the event of termination for cause, and if the participant’s employment were to end due to disability, voluntary termination or termination without cause, the participant would be entitled to receive certain reduced benefits based on vesting and other conditions. The estimated cost of an annuity to pay this obligation is being accrued over the vesting period for each officer. The Company recognized expense of $1,295, $1,512, and $717, during 2010, 2009 and 2008, respectively, related to these agreements. The total amount accrued at December 31, 2010 and 2009 was $6,850 and $5,627, respectively.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(16)	Stock Option Plan

During 2000, the Company adopted the 2000 Long-Term Incentive Plan (the 2000 Plan) which allows for stock option awards for up to 278,300 shares of the Company’s common stock to employees and officers of the Company. The Company believes that such awards better align the interests of its employees with those of its shareholders. Under the provisions of the 2000 Plan, the option price is determined by a committee of the board of directors at the time of grant and may not be less than 100% of the fair value of the common stock on the date of the grant of such option. Generally, when granted, these options vest over a five-year period. However, there were 11,000 options granted in 2005, that vest based on specific loan growth performance targets. All options must be exercised within a ten-year period. As of December 31, 2007, all options under this plan had been issued. As of December 31, 2010, due to employee terminations, 2,750 options have reverted back to the option pool and are available for re-granting under the 2000 Plan.

During 2006, the Company adopted the 2006 Long-Term Incentive Plan (the 2006 Plan), approved by shareholders at the annual meeting, which allows for stock options awards for up to 275,000 shares of the Company’s common stock to key employees, officers, directors and independent contractors providing material services to the Company. The purpose of the Plan is to enhance stockholder investment by attracting, retaining and motivating key employees, officers, directors and independent contractors of the Company, and to encourage stock ownership by such persons by providing them with a means to acquire a proprietary interest in the Company’s success, and to align the interests of management with those of stockholders. Under the provisions of the 2006 Plan, the option price is determined by a committee of the board of directors at the time of grant and may not be less than 100% of the fair value of the common stock on the date of the grant of such option. Notwithstanding the foregoing, in the case of an Incentive Stock Option granted to a Participant who is a Ten Percent or more Stockholder, the Option Price shall not be less than one hundred and ten percent (110%) of the Fair Market Value of the Common Stock on the Date of Grant. Generally, when granted, these options vest over a five-year period. All options must be exercised within a ten year period from the date of the grant; however, options issued to a ten percent or more stockholder must be exercised within a five year period from its date of grant. As of December 31, 2010 and 2009, total options granted under this Plan were 100,517. As of December 31, 2010, 174,483 shares remain available for future grants under this Plan.

The Company periodically purchases treasury stock and uses it for stock option exercises, when available. If treasury stock is not available, additional stock is issued. The Company repurchased no treasury stock during 2010 and repurchased 302 shares during 2009. The Company issued no treasury stock in 2010 and 302 shares of treasury stock in 2009 for the Director Stock Purchase Plan.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

The Company is required to compute the fair value of options at the date of grant and to recognize such costs as compensation expense ratably over the vesting period of the options. For the year ended December 31, 2010, 2009 and 2008, the Company recognized $241, $188 and $209, respectively, as compensation expense resulting from all stock options.

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

The fair value of all options granted was determined using the following weighted average assumptions as of grant date in 2008. There were no stock option grants during 2010 and 2009.

	2010	2009	2008
Options granted	n/a	n/a	19,300
Risk-free interest rate	n/a	n/a	3.23%
Dividend yield	n/a	n/a	2.00%
Expected life at date of grant	n/a	n/a	8.01 years
Volatility	n/a	n/a	21.96%

Weighted average fair value of options granted	n/a	n/a	$7.36

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
A summary of activity for stock options with a specified vesting period follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value

Options outstanding — December 31, 2009	275,063	$26.94	—

Options lapsed in 2010	—	—	—

Options Outstanding — December 31, 2010	275,063	$26.94	3.97	—

Fully vested or expected to vest	275,063	$26.94	3.97	—

Exercisable at December 31, 2010	239,173	$25.92	3.32	—

Information related to the stock options that vest over a specified period follows:

	2010	2009	2008
	(Dollars in thousands, except per share data)
Intrinsic value of options exercised	$—	—	423
Intrinsic value of options forfeit	—	—	—
Intrinsic value of options lapsed	—	—	—
Cash received from option exercises	—	—	466
Fair market value of stock received from option exercises	—	—	—
All stock options issued are incentive stock options and therefore, no tax benefit is realized.

As of December 31, 2010, there was $170 of total unrecognized compensation cost related to nonvested options that vest over a five year period. That cost is expected to be recognized over a weighted average period of 1.3 years.

The following table provides information for stock options that vest based on specific loan growth performance targets.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value

Options outstanding — December 31, 2009	11,000	$31.18	—	—

Options Outstanding — December 31, 2010	11,000	$31.18	4.50	$—

Exercisable at December 31, 2010	8,250	$31.18	4.50	$—

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

As of December 31, 2010, there was no unrecognized compensation cost related to nonvested options granted based on performance. As of December 31, 2009, there was $8 of total unrecognized compensation cost related to nonvested options granted based on performance.

(17)	Other Operating Expenses
Components of other operating expenses exceeding 1% of total revenues include the following for the years ended December 31, 2010, 2009, and 2008:

	2010	2009	2008
	(Dollars in thousands)
Marketing and business development	$1,237	$1,451	$1,668
Processing expense	1,540	1,733	1,917
Legal and professional fees	1,657	1,552	1,763
Data processing expense	1,401	1,265	1,203
FDIC Insurance	2,268	2,723	898
Loan costs (excluding ORE)	954	917	658
Other expense	3,105	3,316	3,483

Total other operating expense	$12,162	$12,957	$11,590

(18)	Fair Value of Financial Instruments

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
December 31, 2010, 2009 and 2008

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
December 31, 2010, 2009 and 2008
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

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
The carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2010 and 2009 are as follows:

	December 31
	2010		2009
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$65,115	65,115	$147,994	147,994
Investment securities	586,612	586,613	306,706	306,708
Loans, net	860,213	858,505	934,308	943,885
Financial liabilities:
Deposits with stated maturities	487,810	491,867	566,795	570,791
Deposits without stated maturities	922,927	922,927	713,739	713,739
Securities sold under repurchase agreements	818	818	3,188	3,188
Other borrowed funds	—	—	600	600
Advances from FHLB	60,000	64,615	77,000	80,670
Subordinated debentures	22,947	14,978	22,947	14,793

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(19)	Condensed Financial Statements of Southeastern Bank Financial Corporation (Parent Only)
The following represents Parent Company only condensed financial information of Southeastern Bank Financial Corporation:
Condensed Balance Sheets

	December 31
	2010	2009
	(Dollars in thousands)
Assets

Cash and due from banks	$2,299	564
Investment securities available for sale	2	2,005
Investment in banking subsidiaries	119,523	112,932
Premises and equipment, net	766	811
Accrued interest receivable	—	20
Deferred tax asset, net	58	12
Income tax receivable	501	1,178
Other assets	6	5

	$123,155	117,527

Liabilities and Stockholders’ Equity

Liabilities:
Accrued interest and other liabilities	$250	836
Subordinated debentures	22,947	22,947

Total liabilities	23,197	23,783

Stockholders’ equity	99,958	93,744

	$123,155	117,527

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
Condensed Statements of Income (Loss)

	Years ended December 31
	2010	2009	2008
	(Dollars in thousands)
Income:
Dividend income	$11	15	1,481
Interest income on investment securities	53	110	143
Investment securities losses, net	(2)	(35)	(204)
Miscellaneous income	102	102	102

	164	192	1,522

Expense:
Interest expense	607	647	960
Salaries and other personnel expense	—	(6)	(6)
Occupancy expense	59	45	60
Other operating expense	102	139	187

	768	825	1,201

Income (loss) before equity in undistributed (excess distributed) earnings of banking subsidiaries	(604)	(633)	321

Equity in undistributed (excess distributed) earnings of banking subsidiaries	7,232	(7,593)	6,818

Income tax benefit	(228)	(241)	(439)

Net income (loss)	$6,856	(7,985)	7,578

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
Condensed Statements of Cash Flows

	Year Ended December 31
	2010	2009	2008
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$6,856	(7,985)	7,578
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Depreciation	45	45	45
Deferred income tax benefit	(46)	(12)	—
Equity in (undistributed) excess distributed earnings of banking subsidiaries	(7,232)	7,593	(6,818)
Investment securities losses, net	2	35	204
Stock options compensation cost	—	(6)	(6)
Decrease in accrued interest receivable	20	—	20
(Decrease) increase in accrued interest payable and other liabilities	(586)	803	(31)
Decrease (increase) in other assets	676	(1,011)	(44)

Net cash (used in) provided by operating activities	(265)	(538)	948

Cash flows from investing activities:
Proceeds from sales and maturities of investment securities	2,000	7	4,000
Purchase of investment securities	—	—	(3,000)
Investment in banking subsidiary	—	(12,000)	—
Proceeds from sale of premises and equipment	—	—	1,400

Net cash provided by (used in) investing activities	2,000	(11,993)	2,400

Cash flows from financing activities:
Proceeds from subordinated debentures	—	2,947	—
Proceeds from issuance of common stock	—	9,010	—
Purchase of treasury stock	—	(5)	(445)
Payment of cash dividends	—	(778)	(2,968)
Proceeds from stock options exercised, net of stock redeemed	—	—	467

Net cash provided by (used in) financing activities	—	11,174	(2,946)

Net increase (decrease) in cash and cash equivalents	1,735	(1,357)	402

Cash and cash equivalents at beginning of year	564	1,921	1,519

Cash and cash equivalents at end of year	$2,299	564	1,921

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(20)	Quarterly Financial Data (Unaudited)
The supplemental quarterly financial data for the years ended December 31, 2010 and 2009 is summarized as follows:

	Quarters ended
	March 31,	June 30,	September 30,	December 31,
	2010	2010	2010	2010
	(Dollars in thousands)

Interest income	$16,854	17,569	17,894	17,557
Interest expense	6,332	6,215	6,101	5,350
Net interest income	10,522	11,354	11,793	12,207
Provision for loan losses	3,288	3,794	4,759	3,960
Noninterest income	4,000	5,205	6,536	5,345
Noninterest expense	9,432	10,562	10,983	10,838
Net income	1,255	1,620	1,835	2,146
Net income per share — basic	0.19	0.24	0.27	0.32
Net income per share — diluted	0.19	0.24	0.27	0.32

	Quarters ended
	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009
	(Dollars in thousands)

Interest income	$17,907	17,835	17,602	17,416
Interest expense	7,808	7,127	6,781	6,767
Net interest income	10,099	10,708	10,821	10,649
Provision for loan losses	4,749	5,114	4,879	16,162
Noninterest income	4,545	5,912	4,808	5,474
Noninterest expense	9,833	10,808	10,264	15,606
Net income	56	637	740	(9,418)
Net income per share — basic	0.01	0.10	0.11	(1.41)
Net income per share — diluted	0.01	0.10	0.11	(1.41)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
As of the end of the period covered by this report, our management, including our Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s periodic filings with the Securities and Exchange Commission. During the fourth quarter of 2010, there were no significant changes in the Company’s internal controls that materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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
Management has assessed the effectiveness of the Southeastern Bank Financial Corporation’s internal control over financial reporting as of December 31, 2010. In making our assessment, management has utilized the framework published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission “Internal Control-Integrated Framework”. Based on our assessment, management has concluded that, as of December 31, 2010, internal control over financial reporting was effective.

/s/ R. Daniel Blanton
Chief Executive Officer
(principal executive officer)

/s/ Ronald L. Thigpen
Chief Operating Officer

/s/ Darrell R. Rains
Chief Financial Officer
(principal financial officer)
Date: February 25, 2011

Report of Independent Registered Public Accounting Firm on Internal Control
Over Financial Reporting
We have audited Southeastern Bank Financial Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Southeastern Bank Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, included in Item 9.A. of the Company’s Annual Report on Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Southeastern Bank Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Southeastern Bank Financial Corporation and Subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of income (loss), stockholders’ equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2010 and our report dated February 25, 2011 expressed an unqualified opinion on those consolidated financial statements.
/s/ Crowe Horwath LLP
Oak Brook, Illinois
February 25, 2011

Item 9B. Other Information
None.
PART III
Item 10. Directors and Executive Officers and Corporate Governance
The Company has adopted a Code of Ethics applicable to its senior financial officers. A copy is available, without charge, upon telephonic or written request addressed to Ronald L. Thigpen, Executive Vice President, Chief Operating Officer and Assistant Corporate Secretary, Southeastern Bank Financial Corporation, 3530 Wheeler Road, Augusta, Georgia 30909, telephone (706) 738-6990. The Code of Ethics is also incorporated by reference as an exhibit to this Annual Report on Form 10-K. The remaining information in response to this item is incorporated by reference to the Company’s definitive Proxy Statement for use in connection with the 2011 annual meeting of shareholders (which definitive Proxy Statement shall be filed with the commission not later than April 30, 2011).
Item 11. Executive Compensation
The remaining information in response to this item is incorporated by reference to the Company’s definitive Proxy Statement for use in connection with the 2011 annual meeting of shareholders (which definitive Proxy Statement shall be filed with the commission not later than April 30, 2011).
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table provides information regarding compensation plans under which equity securities of the Company are authorized for issuance. All data is presented as of December 31, 2010.

Equity Compensation Plan Table

	(a)	(b)	(c)
	Number of securities to	Weighted average	Number of securities remaining available
	be issued upon exercise of	exercise price of	for future issuance under equity
	outstanding options,	outstanding options,	compensation plans (excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
Equity compensation plans approved by security holders	275,063	$26.94	177,233
Equity compensation plans not approved by security holders	0	0	0

TOTAL	275,063	$26.94	177,233

Additional information in response to this item is incorporated by reference to the Company’s definitive Proxy Statement for use in connection with the 2011 annual meeting of shareholders (which definitive Proxy Statement shall be filed with the commission not later than April 30, 2011).
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information in response to this item is incorporated by reference to the Company’s definitive Proxy Statement for use in connection with the 2011 annual meeting of shareholders (which definitive Proxy Statement shall be filed with the commission not later than April 30, 2011).
Item 14. Principal Accountant Fees and Services
Information in response to this item is incorporated by reference to the Company’s definitive Proxy Statement for use in connection with the 2011 annual meeting of shareholders (which definitive Proxy Statement shall be filed with the Commission not later than April 30, 2011).

PART IV
Item 15. Exhibits and Financial Statement Schedules
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
February 25, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.
February 25, 2011

SIGNATURE	TITLE

/s/ Robert W. Pollard, Jr. Robert W. Pollard, Jr.	Chairman of the Board and Director

/s/ Edward G. Meybohm Edward G. Meybohm	Vice Chairman of the Board and Director

/s/ R. Daniel Blanton R. Daniel Blanton	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Ronald L. Thigpen Ronald L. Thigpen	Executive Vice President, Chief Operating Officer and Director

/s/ Darrell R. Rains Darrell R. Rains	Group Vice President and Chief Financial Officer (Principal Financial Officer)

SIGNATURE	TITLE

/s/ William J. Badger William J. Badger	Director

/s/ Warren A. Daniel Warren A. Daniel	Director

/s/ Randolph R. Smith, M.D. Randolph R. Smith, M.D.	Director

/s/ John W. Trulock, Jr. John W. Trulock, Jr.	Director

/s/ Patrick D. Cunning Patrick D. Cunning	Director

/s/ Larry S. Prather, Sr. Larry S. Prather, Sr.	Director

/s/ W. Marshall Brown W. Marshall Brown	Director

EXHIBIT INDEX

(a) Exhibits		Page

3.1	Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.)

3.2	Bylaws of the Company (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.)

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

(a) Exhibits		Page

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

10.10	2000 Long Term Incentive Plan (Incorporated by reference to Appendix A to the Company’s definitive Proxy Statement, filed on March 29, 2001.)*

10.11	Form of option agreement under 2000 Long Term Incentive Plan. (Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.)*

(a) Exhibits		Page

10.12	1997 Long-term Incentive Plan. (Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.)*

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

10.23	Southeastern Bank Financial Corporation Director Stock Purchase Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 27, 2007.)

14.1	Code of Ethics (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003)

21.1	Subsidiaries of the Company (Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.)

23.1	Consent of Independent Registered Public Accounting Firm	146

(a) Exhibits		Page

31.1	Certification by the Chief Executive Officer (principal executive officer)	147

31.2	Certification by the Chief Financial Officer (principal financial officer)	149

32.1	Certification by the Chief Executive Officer and Chief Financial Officer	151

*	Denotes a management compensatory agreement or arrangement.