Form 10-Q
period 2011-03-31
Southeastern Bank Financial CORP
filed 2011-04-29
CIK 880116

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011.
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

Large accelerated filer ☐	Non-accelerated filer ☐	Accelerated filer ☐	Smaller reporting company ☑
(do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
6,676,467 shares of common stock, $3.00 par value per share, outstanding as of April 28, 2011.

SOUTHEASTERN BANK FINANCIAL CORPORATION
FORM 10-Q

*	No information submitted under this caption

PART I
FINANCIAL INFORMATION
SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	March 31,
	2011	December 31,
	(Unaudited)	2010
Assets

Cash and due from banks	$60,120	$42,305
Interest-bearing deposits in other banks	65,251	22,810

Cash and cash equivalents	125,371	65,115

Investment securities
Available-for-sale	558,306	586,302
Held-to-maturity, at cost (fair values of $0 and $311, respectively)	—	310

Loans held for sale	10,700	12,775

Loans	871,017	874,095
Less allowance for loan losses	26,821	26,657

Loans, net	844,196	847,438

Premises and equipment, net	29,103	29,416
Accrued interest receivable	6,576	6,382
Bank-owned life insurance	24,397	24,178
Restricted equity securities	5,745	5,707
Other real estate owned	7,565	7,751
Prepaid FDIC assessment	4,221	4,784
Deferred tax asset	15,683	14,595
Other assets	2,939	2,352

	$1,634,802	$1,607,105

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	March 31,
	2011	December 31,
	(Unaudited)	2010
Liabilities and Stockholders’ Equity

Deposits
Noninterest-bearing	$135,220	$120,139
Interest-bearing:
NOW accounts	363,309	356,267
Savings	433,636	409,584
Money management accounts	37,650	36,937
Time deposits over $100	332,876	346,721
Other time deposits	135,485	141,089

	1,438,176	1,410,737

Securities sold under repurchase agreements	610	818
Advances from Federal Home Loan Bank	60,000	60,000
Accrued interest payable and other liabilities	11,722	12,645
Subordinated debentures	22,947	22,947

Total liabilities	1,533,455	1,507,147

Stockholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; 0 shares outstanding in 2011 and 2010, respectively	—	—
Common stock, $3.00 par value; 10,000,000 shares authorized; 6,675,851 and 6,675,147 shares issued and outstanding in 2011 and 2010, respectively	20,028	20,025
Additional paid-in capital	62,654	62,618
Retained earnings	21,850	19,548
Accumulated other comprehensive loss, net	(3,185)	(2,233)

Total stockholders’ equity	101,347	99,958

	$1,634,802	$1,607,105

See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
(Dollars in thousands, except share data)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Interest income:
Loans, including fees	$12,628	$13,343
Investment securities	4,320	3,419
Federal funds sold	—	3
Interest-bearing deposits in other banks	47	89

Total interest income	16,995	16,854

Interest expense:
Deposits	4,080	5,367
Securities sold under repurchase agreements	2	11
Other borrowings	714	954

Total interest expense	4,796	6,332

Net interest income	12,199	10,522

Provision for loan losses	3,240	3,288

Net interest income after provision for loan losses	8,959	7,234

Noninterest income:
Service charges and fees on deposits	1,578	1,595
Gain on sales of loans	1,207	1,353
Gain on sale of fixed assets	17	27
Investment securities gains, net	148	13
Other-than-temporary loss
Total impairment loss	(127)	—
Loss recognized in other comprehensive loss	65	—

Net impairment loss recognized in earnings	(62)	—
Retail investment income	457	335
Trust service fees	273	287
Increase in cash surrender value of bank-owned life insurance	218	229
Miscellaneous income	213	161

Total noninterest income	4,049	4,000

Noninterest expense:
Salaries and other personnel expense	5,564	5,494
Occupancy expenses	1,115	1,171
Other real estate losses (gains), net	95	(85)
Other operating expenses	3,001	2,852

Total noninterest expense	9,775	9,432

Income before income taxes	3,233	1,802

Income tax expense	931	547

Net income	$2,302	$1,255

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
(Dollars in thousands, except share data)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

Basic net income per share	$0.34	$0.19

Diluted net income per share	$0.34	$0.19

Weighted average common shares outstanding	6,675,851	6,673,334

Weighted average number of common and common equivalent shares outstanding	6,676,015	6,673,334

See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net income	$2,302	$1,255
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	629	687
Deferred income tax benefit	(482)	(390)
Provision for loan losses	3,240	3,288
Net investment securities gains	(148)	(13)
Other-than-temporary impairment losses	62	—
Net amortization of premium on investment securities	944	280
Increase in CSV of Bank-owned life insurance	(218)	(229)
Stock options compensation cost	32	60
Gain on disposal of premises and equipment	(17)	(27)
Gain on the sale of other real estate	(18)	(340)
Provision for other real estate valuation allowance	113	255
Gain on sales of loans	(1,207)	(1,353)
Real estate loans originated for sale	(44,337)	(58,601)
Proceeds from sales of real estate loans	47,619	59,374
(Increase) decrease in accrued interest receivable	(194)	611
(Increase) decrease in other assets	(23)	5,696
Decrease in accrued interest payable and other liabilities	(923)	(2,021)

Net cash provided by operating activities	7,374	8,532

Cash flows from investing activities:
Proceeds from sales of securities	34,476	—
Proceeds from maturities and calls of available-for-sale securities	31,787	26,551
Proceeds from maturities of held-to-maturity securities	—	180
Purchase of available-for-sale securities	(40,373)	(92,835)
Purchase of restricted equity securities	(38)	—
Net (increase) decrease in loans	(138)	12,994
Additions to premises and equipment	(336)	(37)
Proceeds from sale of other real estate	230	4,424
Proceeds from sale of premises and equipment	36	30

Net cash provided by (used in) investing activities	25,644	(48,693)

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

Cash flows from financing activities:
Net increase in deposits	27,439	10,363
Net decrease in securities sold under repurchase agreements	(208)	(1,057)
Payments of Federal Home Loan Bank advances	—	(5,000)
Proceeds from other borrowed funds	—	100
Proceeds from Directors’ stock purchase plan	7	5

Net cash provided by financing activities	27,238	4,411

Net increase (decrease) in cash and cash equivalents	$60,256	$(35,750)

Cash and cash equivalents at beginning of period	65,115	147,994

Cash and cash equivalents at end of period	$125,371	$112,244

Supplemental disclosures of cash paid during the period for:
Interest	$5,084	$6,570

Income taxes	$2,053	$21

Supplemental information on noncash investing activities:
Loans transferred to other real estate	$139	$2,230

See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2011
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
The financial statements for the three months ended March 31, 2011 and 2010 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.
In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations and cash flows for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results of operations which the Company may achieve for the entire year.
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

In the reconciliation for fair value measurements using unobservable inputs (Level 3) a reporting entity should present separately information about purchases, sales, issuances, and settlements on a gross basis rather than a net basis. Disclosures relating to purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurement became effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position but did require expansion of the Company’s disclosures about fair value measurements.
In July 2010, the FASB amended existing guidance related to financing receivables and the allowance for credit losses, which requires further disaggregated disclosures that improve financial statement users’ understanding of 1) the nature of an entity’s credit risk associated with its financing receivables and 2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The new and amended disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The adoption of this standard did not have a material effect on the Company’s result of operations or financial position but did require expansion of the Company’s disclosures.
In April 2011, the FASB amended existing guidance to assist creditors in determining whether a modification of the terms of a receivable meets the definition of a troubled debt restructuring (“TDR”). The guidance does not change previous standards that a restructuring of debt constitutes a TDR “if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider,” but provides clarification on determining whether a debtor is in financial difficulty and if a concession was granted. The guidance is effective for interim and annual periods beginning on or after June 15, 2011, and should be applied retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. Early adoption is permitted. The adoption of this guidance is not expected to have a material effect on the Company’s results of operations or financial position.

Note 3 — Investment Securities
The following tables summarize the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio at March 31, 2011 and December 31, 2010 and the corresponding amounts of unrealized gains and losses therein.

	March 31, 2011
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
	(Dollars in thousands)
Available-for-sale
Obligations of U.S. Government agencies	$205,793	486	(2,275)	204,004
Obligations of states and political subdivisions	73,529	422	(2,794)	71,157
Mortgage backed securities
U.S. GSE’s* MBS — residential	128,859	1,561	(1,763)	128,657
U.S. GSE’s CMO	115,923	1,476	(562)	116,837
Other CMO	2,939	—	(287)	2,652
Corporate bonds	36,477	45	(1,523)	34,999

	$563,520	3,990	(9,204)	558,306

*	Government sponsored entities

	December 31, 2010
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
	(Dollars in thousands)
Available-for-sale
Obligations of U.S. Government agencies	$202,153	527	(1,763)	200,917
Obligations of states and political subdivisions	67,137	318	(3,337)	64,118
Mortgage backed securities
U.S. GSE’s MBS — residential	141,524	1,880	(1,679)	141,725
U.S. GSE’s CMO	139,208	1,756	(630)	140,334
Other CMO	3,382	50	(359)	3,073
Corporate bonds	36,551	467	(885)	36,133
Equity securities	2	—	—	2

	$589,957	4,998	(8,653)	586,302

Held-to-maturity
Obligations of states and political subdivisions	$310	1	—	311

	$310	1	—	311

Proceeds from sales of securities and the associated gains (losses) for the three months ended March 31, 2011 and 2010 were as follows:

	March 31,
	2011	2010
	(Dollars in thousands)

Proceeds	$34,476	$—
Gross Gains	307	—
Gross Losses	171	—
The amortized cost and fair value of the investment securities portfolio excluding equity securities are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2011
	Amortized	Estimated
	cost	fair value
	(Dollars in thousands)
Available-for-sale:
One year or less	$1,674	1,708
After one year through five years	17,751	17,482
After five years through ten years	84,854	84,871
After ten years	459,241	454,245

	$563,520	558,306

The following tables summarize the investment securities with unrealized losses at March 31, 2011 and December 31, 2010, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position.

	March 31, 2011
	Less than 12 months		12 months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
	(Dollars in thousands)
Temporarily impaired
Obligations of U.S. Government agencies	$122,873	2,275	—	—	122,873	2,275
Obligations of states and political subdivisions	46,338	2,782	1,679	12	48,017	2,794
Mortgage backed securities
U.S. GSE’s MBS — residential	80,579	1,633	465	130	81,044	1,763
U.S. GSE’s CMO	27,481	524	2,619	38	30,100	562
Other CMO	—	—	2,143	222	2,143	222
Corporate bonds	26,449	375	6,559	1,148	33,008	1,523

	$303,720	7,589	13,465	1,550	317,185	9,139

Other-than-temporarily impaired
Mortgage backed securities
Other CMO	$—	—	510	65	510	65

	$303,720	7,589	13,975	1,615	317,695	9,204

	December 31, 2010
	Less than 12 months		12 months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
	(Dollars in thousands)
Temporarily impaired
Obligations of U.S. Government agencies	$99,306	1,763	—	—	99,306	1,763
Obligations of states and political subdivisions	45,906	3,245	2,309	92	48,215	3,337
Mortgage backed securities
U.S. GSE’s MBS — residential	81,783	1,538	509	141	82,292	1,679
U.S. GSE’s CMO	46,776	630	—	—	46,776	630
Other CMO	—	—	2,085	359	2,085	359
Corporate bonds	22,385	481	3,880	404	26,265	885

	$296,156	7,657	8,783	996	304,939	8,653

Other-Than-Temporary Impairment — March 31, 2011
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
As of March 31, 2011, the Company’s security portfolio consisted of 320 securities, 162 of which were in an unrealized loss position. Of these securities with unrealized losses, 44.93% were related to the Company’s mortgage-backed and corporate securities as discussed below.
Mortgage-backed Securities
At March 31, 2011, $245,494 or approximately 98.93% of the Company’s mortgage-backed securities were issued by U.S. government-sponsored entities and agencies, primarily the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Government National Mortgage Association (“Ginnie Mae”), institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2011.
The Company’s mortgage-backed securities portfolio also includes five non-agency collateralized mortgage obligations with a market value of $2,652 which had unrealized losses of approximately $287 at March 31, 2011. These non-agency securities were rated AAA at purchase.
At March 31, 2011, four of these non-agency securities were rated below investment grade and a cash flow analysis was performed to evaluate OTTI. The assumptions used in the model include expected future default rates, loss severity and prepayments. The model also takes into account the structure of the security including credit support. Based on these assumptions the model calculates and projects the timing and amount of interest and principal payments expected for the security. In addition the model was used to “stress” each security, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the security could no longer fully support repayment. Upon completion of the March 31, 2011 analysis, our model indicated other-than-temporary impairment on one of these securities. This security had OTTI losses of $62 and remained classified as available-for-sale at March 31, 2011.

At March 31, 2011, the fair values of three collateralized mortgage obligations totaling $2,145 were measured using Level 3 inputs because the market for them has become illiquid, as indicated by few, if any, trades during the period. The discount rates used in the valuation model were based on a yield of 10% over 1 month libor that the market would require for collateralized mortgage obligations with maturities and risk characteristics similar to the securities being measured.
Corporate Securities
The Company holds twenty corporate securities totaling $34,999, of which eighteen had an unrealized loss of $1,523. The Company’s unrealized losses on corporate securities relate primarily to its investment in single issuer corporate and corporate trust preferred securities. At March 31, 2011, two of the corporate securities were rated below investment grade and five securities to two issuers were not rated. None of the issuers were in default but in January of 2011 the Company was notified that two trust preferred securities totaling $1,250 to the two issuers not rated had elected to defer interest payments. The issuers are both bank holding companies with operations in the Southeast. One of the issuers of $1,000 of such securities announced a successful capital raise which was completed in the first quarter of 2011. The Company considered several factors including the financial condition and near term prospects of the issuers and concluded that the decline in fair value was primarily attributable to temporary illiquidity and the financial crisis affecting these markets and not necessarily the expected cash flows of the individual securities. Although these issuers have indicated they will defer payments going forward, the Company has considered the capital position of the subsidiary banks, the liquidity of the holding company, the existence and severity of publicly available regulatory agreements, and the fact that these deferrals are coming after the most severe impact of the national and regional recession. The prospect of capital formation in the current market, improving operating results of the industry overall have caused the Company to conclude that a return to normal subsidiary dividends and thus interest payments on the debt for these issuers is reasonably assured at this time. Because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2011.
At March 31, 2011, the fair values of four corporate securities totaling $2,293 were measured using Level 3 inputs because the market for them has become illiquid, as indicated by few, if any, trades during the period. The discount rates used in the valuation model were based on current spreads to U.S. Treasury rates of long-term corporate debt obligations with maturities and risk characteristics similar to the subordinated debentures being measured. An additional adjustment to the discount rate for illiquidity in the market for subordinated debentures was not considered necessary based on the illiquidity premium already present in the spreads used to estimate the discount rate.

The table below presents a roll forward of the credit losses recognized in earnings for the three month period ended March 31, 2011.

Beginning balance, January 1, 2011	$571
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	—
Additions/Subtractions
Amounts realized for securities sold during the period	—
Amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	—
Reductions for increase in cash flows expected to be collected that are recognized over the remaining life of the security	—
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	62

Ending balance, March 31, 2011	$633

Total other-than-temporary impairment recognized in accumulated other comprehensive loss was $65 at March 31, 2011.
Other-Than-Temporary Impairment —March 31, 2010
As of March 31, 2010, the Company’s security portfolio consisted of 278 securities, 94 of which were in an unrealized loss position. The majority of unrealized losses were related to the Company’s mortgage-backed and corporate securities. Five of the mortgage-backed securities were rated below investment grade and a cash flow analysis was performed to evaluate OTTI. The assumptions used in the model include expected future default rates, loss severity and prepayments. The model also takes into account the structure of the security including credit support. Based on these assumptions, the model calculates and projects the timing and amount of interest and principal payments expected for the security. In addition, the model was used to “stress” each security, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the security could no longer fully support repayment. Upon completion of the March 31, 2010 analysis, our model indicated that none of the securities were other-than-temporarily impaired.

Note 4 — Loans
The following table summarizes loans at March 31, 2011 and December 31, 2010.

	March 31, 2011	December 31, 2010
	(Dollars in thousands)

Commercial, financial, and agricultural	$183,637	189,128
Real estate:
Commercial	332,991	327,458
Residential	160,256	157,680
Acquisition, development and construction	178,392	182,412
Consumer installment	15,762	17,412

	$871,038	874,090
Less allowance for loan losses	26,821	26,657
Less deferred loan origination fees (costs)	21	(5)

	$844,196	847,438

The following table presents the activity in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2011.

	Commercial,
	Financial, and	CRE - Owner	CRE - Non Owner	Residential	ADC	ADC	ADC	ADC	ADC	ADC
	Agricultural	Occupied	Occupied	Real Estate	CSRA	Savannah	Greenville	Athens	Participations - FL	Participations - GA	Consumer	Total
	(Dollars in thousands)

Allowance for loan losses:
Beginning balance	$3,463	3,921	4,777	5,372	5,097	453	284	796	888	975	631	26,657
Charge-offs	1,122	—	424	162	114	—	—	496	888	—	36	3,242
Recoveries	102	—	—	4	—	—	6	—	—	—	54	166
Provision	1,987	458	169	(1,148)	1,175	117	(128)	451	—	374	(215)	3,240

Ending balance	$4,430	4,379	4,522	4,066	6,158	570	162	751	—	1,349	434	26,821

Ending balance attributable to loans:
Individually evaluated for impairment	—	3	35	258	298	300	—	—	—	—	31	925
Collectively evaluated for impairment	4,430	4,376	4,487	3,808	5,860	270	162	751	—	1,349	403	25,896

	$4,430	4,379	4,522	4,066	6,158	570	162	751	—	1,349	434	26,821

Loans:
Individually evaluated for impairment	1,849	581	3,335	5,638	7,345	1,946	—	3,722	521	—	85	25,022
Collectively evaluated for impairment	181,788	185,766	143,316	154,622	141,692	8,711	1,432	6,523	—	6,500	15,677	846,027

	$183,637	186,347	146,651	160,260	149,037	10,657	1,432	10,245	521	6,500	15,762	871,049

The following tables present loans individually evaluated for impairment by class of loans as of March 31, 2011 and December 31, 2010.

	March 31, 2011
			Allowance for	Average		Cash Basis
	Unpaid Principal	Recorded	Loan Losses	Recorded	Interest Income	Interest Income
	Balance	Investment	Allocated	Investment	Recognized	Recognized
	(Dollars in thousands)
With no related allowance recorded:
Commercial, financial, and agricultural:
Commerical	$8	8	—	8	—	—
Financial	—	—	—	—	—	—
Agricultural	1,016	1,016	—	1,016	—	—
Equity lines	725	725	—	725	—	—
Other	—	—	—	—	—	—
Commercial real estate:
Owner occupied	293	293	—	334	—	—
Non Owner occupied	173	173	—	177	8	8
Residential real estate:
Secured by first liens	1,689	1,689	—	1,614	12	12
Secured by junior liens	46	46	—	46	—	—
Acquisition, development and construction:
Residential	73	73	—	73	—	—
Other	3,975	3,975	—	3,965	—	—
Consumer	—	—	—	—	—	—

	7,998	7,998	—	7,958	20	20

With an allowance recorded:
Commercial, financial, and agricultural:
Commerical	100	100	—	46	—	—
Financial	—	—	—	—	—	—
Agricultural	—	—	—	—	—	—
Equity lines	—	—	—	—	—	—
Other	—	—	—	—	—	—
Commercial real estate:
Owner occupied	288	288	3	290	2	2
Non Owner occupied	3,155	3,162	35	3,639	27	27
Residential real estate:
Secured by first liens	3,732	3,736	165	3,784	25	25
Secured by junior liens	167	167	93	168	1	1
Acquisition, development and construction:
Residential	1,199	1,199	131	1,346	3	3
Other	8,287	8,287	467	8,850	2	2
Consumer	85	85	31	87	—	—

	17,013	17,024	925	18,210	60	60

	$25,011	25,022	925	26,168	80	80

	December 31, 2010
			Allowance for
	Unpaid Principal	Recorded	Loan Losses
	Balance	Investment	Allocated
	(Dollars in thousands)
With no related allowance recorded:
Commercial, financial, and agricultural:
Commerical	$8	8	—
Financial	—	—	—
Agricultural	1,016	1,016	—
Equity lines	720	720	—
Other	—	—	—
Commercial real estate:
Owner occupied	390	390	—
Non Owner occupied	180	180	—
Residential real estate:
Secured by first liens	1,742	1,742	—
Secured by junior liens	—	—	—
Acquisition, development and construction:
Residential	636	636	—
Other	5,987	5,987	—
Consumer	—	—	—

	10,679	10,679	—

With an allowance recorded:
Commercial, financial, and agricultural:
Commerical	—	—	—
Financial	—	—	—
Agricultural	—	—	—
Equity lines	—	—	—
Other	—	—	—
Commercial real estate:
Owner occupied	129	129	3
Non Owner occupied	3,227	3,230	210
Residential real estate:
Secured by first liens	3,229	3,234	42
Secured by junior liens	—	—	—
Acquisition, development and construction:
Residential	156	156	—
Other	7,628	7,638	1,219
Consumer	—	—	—

	14,369	14,387	1,474

	$25,048	25,066	1,474

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2011 and December 31, 2010.

	March 31, 2011
		Loans Past Due
		90 Days or More
	Nonaccrual	Still Accruing
	(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$176	—
Financial	—	—
Agricultural	1,249	—
Equity lines	1,752	—
Other	—	—
Commercial real estate:
Owner occupied	1,229	—
Non Owner occupied	2,518	—
Residential real estate:
Secured by first liens	4,309	—
Secured by junior liens	316	—
Acquisition, development and construction:
Residential	1,509	—
Other	12,366	—
Consumer	284	—

	$25,708	—

	December 31, 2010
		Loans Past Due
		90 Days or More
	Nonaccrual	Still Accruing
	(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$190	—
Financial	—	—
Agricultural	1,250	—
Equity lines	1,136	—
Other	348	—
Commercial real estate:
Owner occupied	1,207	—
Non Owner occupied	2,586	—
Residential real estate:
Secured by first liens	4,551	69
Secured by junior liens	183	—
Acquisition, development and construction:
Residential	1,275	—
Other	10,678	—
Consumer	301	—

	$23,705	69

The following tables present the aging of the recorded investment in past due loans as of March 31, 2011 and December 31, 2010 by class of loans.

	March 31, 2011
	30 - 89 Days	90 Days or	Nonaccrual	Total	Loans Not
	Past Due	More Past Due	Loans	Past Due	Past Due	Total
	(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$153	—	176	329	116,213	116,542
Financial	—	—	—	—	3,506	3,506
Agricultural	598	—	1,249	1,847	13,130	14,977
Equity lines	107	—	1,752	1,859	39,597	41,456
Other	—	—	—	—	7,156	7,156
Commercial real estate:
Owner occupied	99	—	1,229	1,328	185,019	186,347
Non Owner occupied	120	—	2,518	2,638	144,006	146,644
Residential real estate:
Secured by first liens	2,031	—	4,309	6,340	143,779	150,119
Secured by junior liens	—	—	316	316	9,821	10,137
Acquisition, development and construction:
Residential	66	—	1,509	1,575	41,811	43,386
Other	178	—	12,366	12,544	122,462	135,006
Consumer	28	—	284	312	15,450	15,762

	$3,380	—	25,708	29,088	841,950	871,038

	December 31, 2010
	30 - 89 Days	90 Days or	Nonaccrual	Total	Loans Not
	Past Due	More Past Due	Loans	Past Due	Past Due	Total
	(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$170	—	190	360	117,786	118,146
Financial	—	—	—	—	3,588	3,588
Agricultural	—	—	1,250	1,250	12,940	14,190
Equity lines	214	—	1,136	1,350	41,687	43,037
Other	—	—	348	348	9,819	10,167
Commercial real estate:
Owner occupied	317	—	1,207	1,524	182,939	184,463
Non Owner occupied	521	—	2,586	3,107	139,888	142,995
Residential real estate:
Secured by first liens	2,417	69	4,551	7,037	140,238	147,275
Secured by junior liens	155	—	183	338	10,067	10,405
Acquisition, development and construction:
Residential	—	—	1,275	1,275	41,538	42,813
Other	121	—	10,678	10,799	128,800	139,599
Consumer	31	—	301	332	17,080	17,412

	$3,946	69	23,705	27,720	846,370	874,090

Troubled Debt Restructurings:
The Company had troubled debt restructurings (TDRs) with a balance of $3,884 and $3,514 included in impaired loans at March 31, 2011 and December 31, 2010. The Company has allocated $115 and $80 of specific reserves to customers whose loan terms have been modified in TDRs as of March 31, 2011 and December 31, 2010. The Company is not committed to lend additional amounts as of March 31, 2011 and December 31, 2010 to customers with outstanding loans that are classified as TDRs. The following table presents TDRs as of March 31, 2011.

March 31, 2011
		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding
	Contracts	Recorded Investment	Recorded Investment
(Dollars in thousands)
Troubled Debt Restructurings:
Commercial, financial, and agricultural:
Commerical	—	$—	$—
Financial	—	—	—
Agricultural	—	—	—
Equity lines	—	—	—
Other	—	—	—
Commercial real estate:
Owner occupied	1	127	127
Non Owner occupied	5	2,116	2,098
Residential real estate:
Secured by first liens	5	1,506	1,497
Secured by junior liens	2	135	128
Acquisition, development and construction:
Residential	—	—	—
Other	—	—	—
Consumer	—	—	—
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
Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of March 31, 2011 and December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows.

	March 31, 2011
	Pass	Watch	Substandard	Doubtful
	(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$103,029	6,629	6,884	—
Financial	—	3,506	—	—
Agricultural	10,157	2,583	2,237	—
Equity lines	37,737	1,730	1,989	—
Other	5,704	838	614	—
Commercial real estate:
Owner occupied	157,630	21,760	6,957	—
Non Owner occupied	121,762	18,234	6,648	—
Residential real estate:
Secured by first liens	128,541	13,073	8,505	—
Secured by junior liens	8,995	732	410	—
Acquisition, development and construction:
Residential	39,716	1,654	2,016	—
Other	95,663	10,956	28,387	—
Consumer	14,831	411	520	—

	$723,765	82,106	65,167	—

	December 31, 2010
	Pass	Watch	Substandard	Doubtful
	(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$103,337	8,074	6,735	—
Financial	1,103	2,485	—	—
Agricultural	9,343	2,609	2,238	—
Equity lines	39,144	1,915	1,978	—
Other	8,893	926	348	—
Commercial real estate:
Owner occupied	157,155	22,329	4,979	—
Non Owner occupied	119,160	16,579	7,256	—
Residential real estate:
Secured by first liens	124,261	14,837	8,177	—
Secured by junior liens	9,418	708	279	—
Acquisition, development and construction:
Residential	38,374	2,721	1,718	—
Other	92,514	23,285	23,800	—
Consumer	16,247	567	598	—

	$718,949	97,035	58,106	—

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

Assets and Liabilities Measured on a Recurring Basis
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as of March 31, 2011 and December 31, 2010.

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	March 31,	Identical Assets	Observable Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Available-for-sale securities
Obligations of U.S. Government agencies	$204,004	38,510	165,494	—
Obligations of states and political subdivisions	71,157	—	71,157	—
Mortgage-backed securities
U.S. GSE’s MBS — residential	128,657	—	128,192	465
U.S. GSE’s CMO	116,837	—	116,837	—
Other CMO	2,652	—	507	2,145
Corporate bonds	34,999	—	32,706	2,293

Total available-for-sale securities	$558,306	38,510	514,893	4,903

Tax credits	336	—	—	336

Loans held for sale	10,700	—	10,700	—

Mortgage banking derivatives	19	—	19	—

Total	$569,361	38,510	525,612	5,239

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Available-for-sale securities
Obligations of U.S. Government agencies	$200,917	31,405	169,512	—
Obligations of states and political subdivisions	64,118	—	64,118	—
Mortgage-backed securities
U.S. GSE’s MBS — residential	141,725	—	141,216	509
U.S. GSE’s CMO	140,334	985	139,349	—
Other CMO	3,073	—	663	2,410
Corporate bonds	36,133	—	25,395	10,738
Equity securities	2	2	—	—

Total available-for-sale securities	$586,302	32,392	540,253	13,657

Tax credits	356	—	—	356

Loans held for sale	12,775	—	12,775	—

Mortgage banking derivatives	2	—	2	—

Total	$599,435	32,392	553,030	14,013

During the three months ended March 31, 2011, three U.S. agency securities with a market value of $8,379 were transferred out of Level 2 and into Level 1. Eight corporate securities with a market value of $7,278 were transferred out of Level 3 and into Level 2 based on observable market data for these securities due to increased market activity for these securities. The tables below present a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of March 31, 2011 and 2010.

	Fair Value Measurements Using Significant Unobservable Inputs
	(Level 3)
		Available-for-sale
	Tax credits	Securities	Total
	(Dollars in thousands)

Beginning balance, January 1, 2011	$356	13,657	14,013
Total gains or losses (realized/unrealized)
Included in earnings
Gain (loss) on sales	—	—	—
Other-than-temporary impairment	—	(62)	(62)
Amortization of tax credit investment	(20)	—	(20)
Included in other comprehensive income	—	(1,414)	(1,414)
Purchases, sales, issuances and settlements
Purchases	—	—	—
Sales	—	—	—
Issuances	—	—	—
Settlements	—	—	—
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	(7,278)	(7,278)

Ending balance, March 31, 2011	$336	4,903	5,239

	Fair Value Measurements Using Significant Unobservable Inputs
	(Level 3)
		Available-for-sale
	Tax credits	Securities	Total
	(Dollars in thousands)

Beginning balance, January 1, 2010	$435	14,365	14,800
Total gains or losses (realized/unrealized)
Included in earnings
Gain (loss) on sales	—	—	—
Other-than-temporary impairment	—	—	—
Amortization of tax credit investment	(20)	—	(20)
Included in other comprehensive income	—	1,513	1,513
Purchases, sales, issuances and settlements	—	—	—
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—

Ending balance, March 31, 2010	$415	15,878	16,293

Assets and Liabilities Measured on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2011 and December 31, 2010 are summarized below.

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	March 31,	Identical Assets	Observable Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired loans
Commercial, financial, and agricultural	$100	—	—	100
Real estate:
Commercial	3,405	—	—	3,405
Residential	3,641	—	—	3,641
Acquisition, development and construction	8,888	—	—	8,888
Consumer installment	54	—	—	54

Total impaired loans	$16,088	—	—	16,088

Other real estate owned	7,565	—	—	7,565

Total	$23,653	—	—	23,653

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired loans
Commercial, financial, and agricultural	$—	—	—	—
Real estate:
Commercial	3,143	—	—	3,143
Residential	3,187	—	—	3,187
Acquisition, development and construction	6,565	—	—	6,565
Consumer installment	—	—	—	—

Total impaired loans	$12,895	—	—	12,895

Other real estate owned	7,751	—	—	7,751

Total	$20,646	—	—	20,646

The following represents impairment charges recognized during the period:
Impaired loans, which are measured for impairment using the fair value of collateral for collateral dependent loans, had a carrying amount of $17,013, with a valuation allowance of $925, resulting in an additional provision for loan losses of $1,610 for the three months ended March 31, 2011, respectively. Impaired loans that are not carried at fair value had a carrying amount of $7,998 at March 31, 2011.
As of December 31, 2010, impaired loans had a carrying amount of $14,369, with a valuation allowance of $1,474, resulting in an additional provision for loan losses of $6,831 for the year ending 2010. Impaired loans that are not carried at fair value had a carrying amount of $10,679 at December 31, 2010.

Other real estate owned, which is carried at lower of cost or fair value, was $7,565 which consisted of the outstanding balance of $9,779, less a valuation allowance of $2,214, resulting in a write down of $113 for the three months ended March 31, 2011.
As of December 31, 2010, other real estate owned was $7,751 which consisted of the outstanding balance of $9,866, less a valuation allowance of $2,115, resulting in a write down of $1,909 for the year ending 2010.
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

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:
(a)	Cash and Cash Equivalents

Fair value equals the carrying value of such assets due to their nature.

(b)	Loans, net

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

(c)	Deposits

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

(d)	Securities Sold Under Repurchase Agreements

Fair value approximates the carrying value of such liabilities due to their short-term nature.

(e)	Advances from Federal Home Loan Bank

The fair value of the Federal Home Loan Bank (“FHLB”) advances is obtained from the FHLB and is calculated by discounting contractual cash flows using an estimated interest rate based on the current rates available to the Company for debt of similar remaining maturities and collateral terms.

(f)	Subordinated debentures

The fair value for subordinated debentures is calculated based upon current market spreads to LIBOR for debt of similar remaining maturities and collateral terms.

(g)	Commitments

The difference between the carrying values and fair values of commitments to extend credit are not significant and are not disclosed.

The carrying amounts and estimated fair values of the Company’s financial instruments at March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011
	Carrying	Estimated
	amount	fair value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$125,371	125,371
Loans, net	854,896	854,899
Financial liabilities:
Deposits with stated maturities	468,361	472,515
Deposits without stated maturities	969,815	969,815
Securities sold under repurchase agreements	610	610
Advances from FHLB	60,000	63,975
Subordinated debentures	22,947	15,025

	December 31, 2010
	Carrying	Estimated
	amount	fair value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$65,115	65,115
Loans, net	860,213	858,505
Financial liabilities:
Deposits with stated maturities	487,810	491,867
Deposits without stated maturities	922,927	922,927
Securities sold under repurchase agreements	818	818
Advances from FHLB	60,000	64,615
Subordinated debentures	22,947	14,978

Note 6 — Comprehensive Income
Other comprehensive income for the Company consists of changes in net unrealized gains and losses on investment securities available-for-sale. Net income of $2,302 coupled with a $952 change in other comprehensive loss for the quarter resulted in total comprehensive income of $1,350 for the three months ended March 31, 2011 compared to total comprehensive income of $3,790 for the three months ended March 31, 2010.

	Three Months Ended
	March 31,
	2011	2010
	(Dollars in thousands)

Net income	$2,302	$1,255
Other comprehensive income (loss):
Unrealized gains (losses) arising during the period	(1,472)	4,131
Reclassification adjustment for gains, net of OTTI included in net income	(86)	(13)
Tax effect	606	(1,583)

Other comprehensive income (loss)	(952)	2,535

Total comprehensive income	$1,350	$3,790

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
(Dollar amounts are expressed in thousands unless otherwise noted)
Overview
Southeastern Bank Financial Corporation (the “Company”) operates two wholly-owned subsidiaries in the Augusta-Richmond County, GA-SC metropolitan area — Georgia Bank & Trust Company (“GB&T”) and Southern Bank & Trust (“SB&T”), a South Carolina State Bank (collectively, the “Banks”). GB&T was organized by a group of local citizens and commenced business on August 28, 1989, with one branch location. Today, it is Augusta’s largest community banking company operating nine full service branches in Augusta, Martinez, and Evans, Georgia. Mortgage origination offices are located in Augusta and Savannah, Georgia. SB&T was organized by the Company during 2005 and 2006 and opened its main office on September 12, 2006. Today it operates three full service branches in North Augusta and Aiken, South Carolina. The Company’s Operations Center is located in Martinez, Georgia and services both subsidiaries.
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

The Company’s primary source of income is from its lending activities followed by interest income from its investment activities, service charges and fees on deposits, and gain on sales of mortgage loans in the secondary market. Interest income on loans decreased during the first three months of 2011 as compared to the first three months of 2010 and is due primarily to decreased loan volume. Interest income on investment securities increased primarily due to a significantly larger investment portfolio but the increase was limited by declining yields on the portfolio. The average portfolio yield decreased due to declining market interest rates which caused higher yielding securities to be called. Decreases in non-sufficient funds (“NSF”) income on retail checking accounts, due primarily to decreased economic activity, were offset in part by increases in ATM/Debit card income which resulted in a net decrease in service charges and fees on deposits for the first three months of 2011. For the three month period gain on sales of loans decreased and resulted primarily from decreased mortgage refinancing activity during the first three months of the year. Investment securities gains increased on a net basis during the first three months of 2011 as compared to the same period last year due in part to selected sales of higher duration securities to reduce exposure to rising interest rates and a settlement of $149 with an institution regarding premium amortization on certain bonds purchased in 2010.
Table 1 — Selected Financial Data

	March 31,	December 31,	March 31,
	2011	2010	2010
	(Dollars in thousands)

Assets	$1,634,802	$1,607,105	$1,497,359
Loans	871,017	874,095	919,777
Deposits	1,438,176	1,410,737	1,290,897

Annualized return on average total assets	0.58%	0.44%	0.34%
Annualized return on average equity	9.37%	6.81%	5.31%
The Company continues to focus on the net interest margin, regulatory capital levels, liquidity management, asset quality and risk mitigation. Asset growth has been driven by a $27,439 increase in deposits during the quarter and $147,279 over the prior year, which has created a larger base of core deposits with less reliance on more volatile funding sources. In addition, loan balances have continued to decline as demand has remained low. As a result, investment portfolio balances have increased in order to obtain an improvement in net interest income.
Annualized return on average total assets and annualized return on average equity have improved in 2011 as compared to 2010. The increased returns were due primarily to increased net interest income and somewhat decreased loan loss provisions in 2011. Net income for the three months ended March 31, 2011 was $2,302 compared to $1,255 for the same period in 2010. The effects of the economic downturn continue to negatively affect financial results primarily through a continued elevated level of provision for loan losses. The Company suspended the payment of dividends indefinitely effective April 22, 2009 to conserve capital.

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
Fair Value of Financial Instruments
A significant portion of the Company’s assets are financial instruments carried at fair value. This includes securities available-for-sale, loans held for sale, certain impaired loans, tax credits, mortgage banking derivatives and other real estate owned. At March 31, 2011 and December 31, 2010 the percentage of total assets measured at fair value was 36.27% and 38.58% respectively. The majority of assets carried at fair value are based on either quoted market prices or market prices for similar instruments. At March 31, 2011 4.87% of assets measured at fair value were based on significant unobservable inputs. This represents approximately 1.77% of the Company’s total assets. See Note 5 “Fair Value Measurements” in the “Notes to Consolidated Financial Statements” herein for additional disclosures regarding the fair value of financial instruments.

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
Investment Securities
The fair values for available-for-sale securities are generally based upon quoted market prices or observable market prices for similar instruments. These values take into account recent market activity as well as other market observable data such as interest rate, spread and prepayment information. When market observable data is not available, which generally occurs due to the lack of liquidity for certain securities, the valuation of the security is subjective and may involve substantial judgment. The Company conducts periodic reviews to identify and evaluate each available-for-sale security that has an unrealized loss for other-than-temporary impairment. An unrealized loss exists when the fair value of an individual security is less than its amortized cost basis. The primary factors the Company considers in determining whether an impairment is other-than-temporary are the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and whether the Company intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis. As of March 31, 2011, the Company had approximately $4,903 of available-for-sale securities, which is approximately 0.30% of total assets, valued using unobservable inputs (Level 3). These securities were primarily non-agency mortgage-backed securities and subordinated debentures issued by financial institutions.
Results of Operations
Net income for the first three months of 2011 was $2,302, an increase of $1,047 compared with net income of $1,255 for the first three months of 2010. The increase in net income was primarily a result of an increase in net interest income of $1,677 due primarily to an increased level of investments coupled with declining costs of deposits.
Noninterest income increased a net of $49 or 1.23% for the three months ended March 31, 2011 and resulted from an increase in retail investment income and investment securities gains offset in part by decreased gain on sales of loans and a net impairment loss recognized during the quarter.

Gain on sales of loans decreased $146 or 10.79% as mortgage production decreased in the first quarter of 2011.
Retail investment income increased $122 or 36.42% due to increased brokerage activity and improvement in assets under management. Net investment securities gains year to date are $148 as compared to net securities gains of $13 in 2010.
Noninterest expense totaled $9,775 for the three months ended March 31, 2011, an increase of $343 or 3.64% compared to the same period ended March 31, 2010. Notable changes included an increase in FDIC insurance of $76 due to higher deposit balances, an increase in other real estate losses of $180 due to $95 in losses for the three months ended March 31, 2011 compared to a gain of $85 in 2010. This included a provision for loss of $113 and $255 in 2011 and 2010 on certain properties based on updated appraisals.
Table 2 — Selected Balance Sheet Data

	March 31,	December 31,	Variance
	2011	2010	Amount	%
	(Dollars in thousands)
Cash, due from banks and interest-bearing deposits	$125,371	$65,115	$60,256	92.5%
Investment securities	558,306	586,612	(28,306)	(4.8%)
Loans	871,017	874,095	(3,078)	(0.4%)
Other real estate owned	7,565	7,751	(186)	(2.4%)
Assets	1,634,802	1,607,105	27,697	1.7%
Deposits	1,438,176	1,410,737	27,439	1.9%
Securities sold under repurchase agreements	610	818	(208)	(25.4%)
Advances from Federal Home Loan Bank	60,000	60,000	—	0.0%
Liabilities	1,533,455	1,507,147	26,308	1.7%
Stockholders’ equity	101,347	99,958	1,389	1.4%
Table 2 highlights significant changes in the balance sheet at March 31, 2011 as compared to December 31, 2010. Total assets increased $27,697 and the balance sheet changes primarily reflect a significant increase in deposits coupled with a decline in loans and investment securities and a corresponding increase in cash and cash equivalents. Cash, due from banks and interest-bearing deposits in other banks increased $60,256 or 92.54% from $65,115 at December 31, 2010 to $125,371 at March 31, 2011, $43,576 of which was held at the Federal Reserve Bank. The Company has continued to maintain a relatively high level of liquid funds in light of current economic conditions and volatility in the banking industry but has elected to invest a portion of these funds and funds obtained through deposit growth and loan repayments into the investment portfolio. Loan demand was weak during the first three months of 2011 and resulted in a decrease in gross loans of $3,078 or 0.35%. The decreased demand caused normal principal repayments to exceed the originations of new loans during the year. Investment securities decreased $27,996 or 4.77% during the quarter primarily to sales of high duration securities for interest rate risk management purposes and certain called bonds.

The increase in deposits was net of the repayment of approximately $10,753 in brokered deposits which totaled $172,979 at March 31, 2011 compared to $183,732 at December 31, 2010. Retail time deposits decreased $19,449. These decreases were offset by savings accounts which increased $24,052, noninterest-bearing deposits which increased $15,081 and NOW accounts which increased $7,042.
The annualized return on average assets for the Company was 0.58% for the three months ended March 31, 2011, compared to 0.34% for the same period last year.
The annualized return on average stockholders’ equity was 9.37% for the three months ended March 31, 2011, compared to 5.31% for the same period last year.
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

Table 3 — Average Balances, Income and Expenses, Yields and Rates

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
		Annualized			Annualized
		Average	Amount		Average	Amount
	Average	Yield or	Paid or	Average	Yield or	Paid or
	Amount	Rate	Earned	Amount	Rate	Earned
	(Dollars in thousands)
Interest-earning assets:
Loans	$880,117	5.76%	$12,628	$940,030	5.70%	$13,343
Investment securities
Taxable	529,588	2.92%	3,863	311,253	4.10%	3,187
Tax-exempt	42,777	4.27%	457	21,529	4.31%	232
Federal funds sold	—	0.00%	—	7,300	0.16%	3
Interest-bearing deposits in other banks	35,265	0.54%	47	85,446	0.42%	89

Total interest-earning assets	$1,487,747	4.58%	$16,995	$1,365,558	4.95%	$16,854

Interest-bearing liabilities:
Deposits	$1,280,371	1.29%	$4,080	$1,168,891	1.86%	$5,367
Securities sold under repurchase agreements	672	1.19%	2	3,058	1.47%	11
Other borrowings	82,947	3.49%	714	100,307	3.86%	954

Total interest-bearing liabilities	$1,363,990	1.43%	$4,796	$1,272,256	2.02%	$6,332

Net interest margin/income:		3.28%	$12,199		3.07%	$10,522

Net interest income increased $1,677 (15.94%) during the three month period as compared to the same period in 2010. Loan interest income decreased $715 (5.36%) in the three month period primarily as a result of decreased volume offset in part by slightly higher yields. Deposit interest expense decreased $1,287 (23.98%) in the three month period primarily as a result of declining costs from repricing deposits offset in part by the continued growth of account balances. Annualized loan yields for the year increased slightly from 5.70% to 5.76% and were somewhat impacted by decreases in levels of nonaccrual loans for the comparable periods. Nonaccrual loans resulted in the reversal of $68 in interest income compared to $338 in 2010. Due to the low interest rate environment, the annualized average rate of interest bearing liabilities decreased from 2.02% to 1.43% at March 31, 2011 compared to March 31, 2010.
The Company’s net interest margin for the three months ended March 31, 2011 was 3.28% as compared to 3.07% for the three months ended March 31, 2010. The increase in the net interest margin for the three month period was primarily impacted by several factors, including decreased levels of nonaccrual loans, an increase in the average taxable investment portfolio of $218,335 (70.15%), a decrease in average loans of $59,913 (6.37%) and an increase in average deposits of $111,480 (9.54%).
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

Table 4 — Rate/Volume Analysis

	Three Months Ended
	March 31, 2011 compared to March 31, 2010
	Increase (Decrease) due to
	Volume	Rate	Combined	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	(851)	145	(9)	(715)
Investment securities
Taxable	2,236	(917)	(643)	676
Tax-exempt	229	(2)	(2)	225
Federal funds sold	(3)	(3)	3	(3)
Interest-bearing deposits in other banks	(52)	25	(15)	(42)

Total interest-earning assets	1,559	(752)	(666)	141

Interest-bearing liabilities:
Deposits	512	(1,642)	(157)	(1,287)
Securities sold under repurchase agreements	(9)	(2)	2	(9)
Other borrowings	(165)	(91)	16	(240)

Total interest-bearing liabilities	338	(1,735)	(139)	(1,536)

Net change in net interest income				$1,677

Provision for Loan Losses
The provision for loan losses is the charge to operating earnings necessary to maintain the allowance for loan losses at a level which, in management’s estimate, is adequate to cover the estimated amount of probable incurred losses in the loan portfolio. The provision for loan losses totaled $3,240 for the three months ended March 31, 2011 compared to $3,288 for the three months ended March 31, 2010. See “Allowance for Loan Losses” for further analysis of the provision for loan losses.

Noninterest Income
Table 5 — Noninterest Income

	Three Months Ended
	March 31,		Variance
	2011	2010	Amount	%
	(Dollars in thousands)

Service charges and fees on deposits	$1,578	$1,595	$(17)	(1.1%)
Gain on sales of loans	1,207	1,353	(146)	(10.8%)
Gain on sale of fixed assets	17	27	(10)	(37.0%)
Investment securities gains, net of other-than-temporary impairment	86	13	73	561.5%
Retail investment income	457	335	122	36.4%
Trust services fees	273	287	(14)	(4.9%)
Increase in cash surrender value of bank-owned life insurance	218	229	(11)	(4.8%)
Miscellaneous income	213	161	52	32.3%

Total noninterest income	$4,049	$4,000	$49	1.2%

Noninterest income increased $49 (1.23%) during the three month period as compared to the same period in 2010. The most significant changes for the three month period were increases in retail investment income, net investment securities gains and miscellanous income, which were offset in part by decreases in gain on sales of loans and services charges and fees on deposits.

Noninterest Expense
Table 6 — Noninterest Expense

	Three Months Ended
	March 31,		Variance
	2011	2010	Amount	%
	(Dollars in thousands)
Salaries and other personnel expense	$5,564	$5,494	$70	1.3%
Occupancy expenses	1,115	1,171	(56)	(4.8%)
Marketing & business development	334	293	41	14.0%
Processing expense	412	366	46	12.6%
Legal and professional fees	393	432	(39)	(9.0%)
Data processing expense	349	345	4	1.2%
FDIC insurance	617	541	76	14.0%
Gain on sale of other real estate	(18)	(340)	322	(94.7%)
Other real estate valuation allowance	113	255	(142)	(55.7%)
Other operating expenses	896	875	21	2.4%

Total noninterest expense	$9,775	$9,432	$343	3.6%

Salaries and other personnel expense increased $70 (1.3%) during the three month period as compared to the same period in 2010. Increased incentive accruals, salary continuation expense and merit increases were mostly offset by lower full time employees (FTE’s). FTE’s decreased from 352 at March 31, 2010 to 341 at March 31, 2011.
Occupancy expenses decreased $56 (4.8%) during the first three months of 2011 and were primarily due to decreased depreciation expense as a result of certain assets becoming fully depreciated.
Other real estate expenses increased $180 and resulted from a decreased gain on sale of OREO in the first three months of 2011 as compared to 2010. In addition, updated appraisals in 2011 on other real estate owned resulted in a valuation allowance on other real estate owned of $113 as compared to $255 in 2010.
FDIC insurance expense increased $76 (14.0%) and was due to higher balances of insured deposits. Processing expense increased $46 (12.6%) and was due to an increase in ATM processing fees in the three months ended 2011 as compared to the same period ended 2010.

Income Taxes
The Company recognized income tax expense of $931 for the three months ended March 31, 2011 as compared to an income tax expense of $547 for the same period in 2010. The significant increase in pretax income coupled with a higher proportion of nontaxable interest income resulted in an increase in income tax expense and slightly lower effective income tax rate for the comparable three month periods. The effective income tax rate for the three months ended March 31, 2011 was 28.80%.
At March 31, 2011, the Company maintains net deferred tax assets of $15,683. ASC 740-30-25 provides accounting guidance for determining when a company is required to record a valuation allowance on its deferred tax assets. A valuation allowance is required for deferred tax assets if, based on available evidence, it is more likely than not that all or some portion of the asset may not be realized due to the inability to generate sufficient taxable income in the period and/or of the character necessary to utilize the benefit of the deferred tax asset. In making this assessment, all sources of taxable income available to realize the deferred tax asset are considered including taxable income in prior carry-back years, future reversals of existing temporary differences, tax planning strategies and future taxable income exclusive of reversing temporary differences and carryforwards. Based on management’s assessment, no valuation allowance was deemed necessary at March 31, 2011.
The Company has no net operating loss carryforwards. The Company was able to carryback both the federal and state net operating losses (NOLs) sustained in 2009. These carrybacks generated a federal tax refund of $2,755 that was received in the first quarter of 2010 and a state tax refund of $495 that has not been received as of March 31, 2011.

Loans
The following table presents the composition of the Company’s loan portfolio as of March 31, 2011 and December 31, 2010.
Table 7 — Loan Portfolio Composition

	March 31, 2011		December 31, 2010
	Amount	%	Amount	%
	(Dollars in thousands)
Commercial financial and agricultural	$183,637	21.08%	$189,128	21.64%

Real estate
Commercial	332,991	38.23%	327,458	37.46%
Residential	160,256	18.40%	157,680	18.04%
Acquisition, development and construction	178,392	20.48%	182,412	20.87%

Total real estate	671,639	77.11%	667,550	76.37%

Consumer
Direct	14,855	1.70%	15,643	1.79%
Indirect	741	0.09%	899	0.10%
Revolving	166	0.02%	870	0.10%

Total consumer	15,762	1.81%	17,412	1.99%

Deferred loan origination costs (fees)	(21)	(0.00%)	5	0.00%

Total	$871,017	100.00%	$874,095	100.00%

At March 31, 2011, the loan portfolio is comprised of 77.11% real estate loans. Commercial, financial and agricultural loans comprise 21.08%, and consumer loans comprise 1.81% of the portfolio.
Commercial real estate comprises 38.23% of the loan portfolio and consist of both non-owner occupied and owner occupied properties where the operations of the commercial entity provide the necessary cash flow to service the debt. For this portion of the real estate loan portfolio, repayment is not dependent upon the sale of the real estate held as collateral. Construction and development loans comprise 20.48% of the real estate loan portfolio and the Company has recognized significant losses in this portfolio. The Company carefully monitors the loans in this category since the repayment of these loans is generally dependent upon the sale of the real estate in the normal course of business and can be impacted by national and local economic conditions. New construction and absorption of existing real estate inventory in the Company’s primary market area of the Augusta-Richmond County, GA-SC MSA have slowed and prices have declined but less than the national rate. Conditions on certain loans the Company has made in markets outside the Company’s primary market area are outlined in Table 10. The residential category, 18.40% of the portfolio, represents those loans that the Company chooses to maintain in its portfolio rather than selling into the secondary market for marketing and competitive reasons and commercial loans secured by residential real estate.

The Company has no large loan concentrations to individual borrowers. Unsecured loans at March 31, 2011 totaled $14,139.
Interest reserves are established for certain ADC (acquisition development and construction) loans based on the feasibility of the project, the timeframe for completion, the creditworthiness of the borrower and guarantors, and collateral. An interest reserve allows the borrower’s interest cost to be capitalized and added to the loan balance. As a matter of practice the Banks do not generally establish loan funded interest reserves on ADC loans; however, the Company’s loan portfolio includes six loans with interest reserves at March 31, 2011. The following tables detail the loans and accompanying interest reserves as of March 31, 2011 and December 31, 2010.

	March 31, 2011
		Reserves
	Balance	Original	Advanced	Remaining
	(Dollars in thousands)

Loan 1	$4,154	179	179	—
Loan 2	10,072	300	300	—
Loan 3	2,145	255	255	—
Loan 4	452	30	30	—
Loan 5	161	10	10	—
Loan 6	1,111	81	81	—

	December 31, 2010
		Reserves
	Balance	Original	Advanced	Remaining
	(Dollars in thousands)

Loan 1	$4,166	179	179	—
Loan 2	10,135	300	300	—
Loan 3	2,234	255	255	—
Loan 4	452	30	30	—
Loan 5	162	10	10	—
Loan 6	1,114	81	81	—
Underwriting for ADC loans with interest reserves follows the same process as those loans without reserves. In order for the Banks to establish a loan-funded interest reserve, the borrower must have the ability to repay without the use of a reserve and a history of developing and stabilizing similar properties. All ADC loans, including those with interest reserves, are carefully monitored through periodic construction site inspections by bank employees or third party inspectors to ensure projects are moving along as planned. Management assesses the appropriateness of the use of interest reserves during the entire term of the loan as well as the adequacy of the reserve. Collateral inspections are completed before approval of advances. Two of these loans have been renewed; one due to delays and time needed to obtain current financial information on the guarantors and another to allow for completion of the final punch list and negotiation of the permanent loan. None of these loans have been restructured or are currently on nonaccrual.

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
Through the review of delinquency reports, updated financial statements or other relevant information in the normal course of business, the lending officer and/or Credit Administration review personnel may determine that a loan relationship has weakened to the point that a criticized (loan grade 5) or classified (loan grade 6 through 8) status is warranted. When a loan relationship with total related exposure of $200 or greater is adversely graded (5 or above), the lending officer is then charged with preparing a Classified/Watch report which outlines the background of the credit problem, current repayment status of the loans, current collateral evaluation and a workout plan of action. This plan may include goals to improve the credit rating, assisting the borrower in moving the loans to another institution and/or collateral liquidation. All such Classified/Watch reports are reviewed on a quarterly basis by members of Executive Management at a regularly scheduled meeting in which each lending officer presents the workout plans for their criticized credit relationships.

Depending upon the individual facts, circumstances and the result of the Classified/Watch review process, Executive Management may categorize the loan relationship as impaired. Once that determination has occurred, Executive Management in conjunction with Credit Administration personnel, will complete an evaluation of the collateral (for collateral-dependent loans) based upon appraisals on file adjusting for current market conditions and other local factors that may affect collateral value. This judgmental evaluation may produce an initial specific allowance for placement in the Company’s Allowance for Loan Losses calculation. As soon as practical, updated appraisals on the collateral backing that impaired loan relationship are ordered. When the updated appraisals are received, Executive Management with assistance from Credit Administration department personnel reviews the appraisal, and updates the specific allowance analysis for each loan relationship accordingly. The Director’s Loan Committee reviews on a quarterly basis the Classified/Watch reports including changes in credit grades of 5 or higher as well as all impaired loans, the related allowances and OREO.
In general, once the specific allowance has been finalized, Executive Management will authorize a charge-off prior to the following calendar quarter-end in which that reserve calculation is finalized.
The review process also provides for the upgrade of loans that show improvement since the last review.
Nonperforming Assets
Non-performing assets include nonaccrual loans, loans past due 90 days or more, restructured loans and other real estate owned. Table 8 shows the current and prior period amounts of non-performing assets. Non-performing assets were $35,884 at March 31, 2011, compared to $34,000 at December 31, 2010 and $37,730 at March 31, 2010. Significant changes from December 2010 to March 2011 include a $2,003 increase in nonaccrual loans of which $1,922 was related to ADC loans and a $67 increase in restructured loans still accruing.
There were no loans past due 90 days or more and still accruing at March 31, 2011 and March 31, 2010 compared to $69 at December 31, 2010.
Troubled debt Restructurings (TDRs) are troubled loans on which the original terms have been modified in favor of the borrower or either principal or interest has been forgiven due to deterioration in the borrower’s financial condition. There were $3,884 in TDRs at March 31, 2011, of which $1,273 were on nonaccrual status. TDRs totaled $3,514 at December 31, 2010, of which $970 were on nonaccrual status. There were no TDRs at March 31, 2010.

Table 8 — Non-Performing Assets

	March 31, 2011	December 31, 2010	March 31, 2010
	(Dollars in thousands)
Nonaccrual loans:
Commercial financial and agricultural	$3,177	$2,924	$1,145
Real Estate:
Commercial	3,747	3,793	9,314
Residential	4,625	4,734	3,757
Acquisition, development and construction	13,875	11,953	17,113
Consumer	284	301	536

Total Nonaccrual loans	25,708	23,705	31,865

Restructured loans (1)	2,611	2,544	—
Other real estate owned	7,565	7,751	5,865

Total Non-performing assets	$35,884	$34,000	$37,730

Loans past due 90 days or more and still accruing interest	$—	$69	$—

Non-performing assets to total assets	2.20%	3.89%	2.52%

Non-performing assets to total loans and OREO	4.08%	3.86%	4.08%

Allowance for loan loss to total nonaccrual loans	104.33%	112.45%	72.61%

(1)	Restructured loans on nonaccrual status at period end are included under nonaccrual loans in the table.
The ratio of non-performing assets to total loans and other real estate was 4.08% at March 31, 2011 compared to 3.86% at December 31, 2010 and 4.08% at March 31, 2010. The ratio of allowance for loan losses to total nonaccrual loans was 104.33% at March 31, 2011 compared to 112.45% at December 31, 2010 and 72.61% at March 31, 2010. The resolution of non-performing assets continues to be a priority of management.
The following table presents a roll forward of other real estate owned for the three month period ended March 31, 2011 and 2010, respectively.
Table 9 — Other Real Estate Owned

	2011	2010
	(Dollars in thousands)

Beginning balance, January 1	$7,751	7,974
Additions	139	2,230
Increase in valuation allowance	(113)	(255)
Sales	(230)	(4,424)
Net gain on sale of OREO	18	340

Ending balance, March 31	$7,565	5,865

The following table provides details of other real estate owned as of March 31, 2011 and 2010, respectively.

	2011	2010
	(Dollars in thousands)
Other Real Estate:
Single family developed lots	$1,938	$1,651
Residential land	196	—
1-4 Family residential	1,692	284
Commercial real estate	3,126	1,299
Condominums	2,827	2,886

	9,779	6,120

Valuation allowance	(2,214)	(255)

	$7,565	$5,865

The increase in other real estate owned is due to the continuing process of resolving problem loans. In the first three months of 2011, proceeds from sales of other real estate totaled $230. In addition, there was a $113 increase to the valuation allowance as a result of declining property values. The net decrease in nonaccrual loans from March 31, 2010 reflects a significant decline in ADC properties that the Company has been actively addressing over the past year. A significant portion of nonaccrual loans are collateral dependent ADC and Residential real estate loans. The following table provides further information regarding the Company’s nonaccrual loans.

			Nonaccrual					Appraisal	Appraised
	Balance	Originated	Date	Trigger	Collateral	Allowance	Method	Date	Value
	(Dollars in thousands)

1-4 Family Residential	$1,086	05/08-06/08	12/14/10	financial condition	houses & land	$—	collateral value	03/11	$1,450
ADC Loan — Savannah, Georgia	1,604	09/30/08	05/06/10	delinquency	lots & land	300	collateral value	06/10	2,110
ADC Loan — CSRA	1,009	03/07-04/08	11/30/09	delinquency	lots & land	—	collateral value	03/11	1,075
1-4 Family Residential	982	01/08-09/08	11/09-09/10	delinquency	houses	—	collateral value	03/11	1,843
Farmland & Equity lines	1,163	09/18/08	11/10-12/10	financial condition	house & land	—	collateral value	11/10 - 12/10	2,328
ADC Loan — CSRA	945	06/07-12/10	03/29/11	financial condition	lots & land	325	collateral value	03/10 - 12/10	1,413
1-4 Family Residential	805	04/19/07	06/21/10	financial condition	house	40	collateral value	08/10	895
ADC Loan — CSRA	2,908	8/06-11/07	08/17/09	delinquency	lots & land	—	collateral value	09/10 - 03/11	5,726
ADC Loan — Athens, Georgia	934	09/07/07	12/16/10	financial condition	lots & land	—	collateral value	03/11	1,038
1-4 Family Residential	863	02/07-05/09	10/10-03/11	financial condition	houses	33	collateral value	01/08 - 03/11	1,128
ADC Loan — Athens, Georgia	1,974	08/06-01/07	01/28/09	delinquency	land & townhomes	—	collateral value	02/09 - 09/10	2,255
ADC Loan — Georgia Loan Participation	1,500	03/29/11	03/29/11	financial condition	land	—	collateral value	12/09	2,600

	$15,773

Other, net	9,935

Nonaccrual loans at March 31, 2011	$25,708

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
Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management’s analysis of risk in the loan portfolio. Loans determined to be uncollectible are charged to the allowance for loan losses and subsequent recoveries are added to the allowance. A provision for losses in the amount of $3,240 was charged to expense for the quarter ended March 31, 2011 compared to $3,288 for the 2010 quarter.
Significant portions of the overall level of losses in 2011 relate to the charge off of specific reserve allowances on impaired loans. The following table provides selected asset quality information related to the acquisition, development and construction loan portfolio as of March 31, 2011 and December 31, 2010.

Table 10 — Acquisition Development and Construction Loans

	March 31,	December 31,
	2011	2010
	(Dollars in thousands)

CSRA — primary market area
Period-end loans	$149,037	$148,570
Impaired loans	7,345	4,492
Other classified/watch rated loans	19,973	27,719
Charge-offs % (annualized)	0.31%	2.20%
Specific reserve allowance / Impaired loans	4.06%	3.47%
General reserve allowance / Loans not impaired %	4.14%	3.43%
Allowance / Charge-offs	13.50	1.56

Savannah, Georgia
Period-end loans	$10,657	$10,985
Impaired loans	1,946	2,066
Other classified/watch rated loans	493	638
Charge-offs % (annualized)	0.00%	13.32%
Specific reserve allowance / Impaired loans	15.42%	8.47%
General reserve allowance / Loans not impaired %	3.10%	3.13%
Allowance / Charge-offs	0	0.31

Athens, Georgia
Period-end loans	$10,245	$11,178
Impaired loans	3,722	4,193
Other classified/watch rated loans	1,767	1,439
Charge-offs % (annualized)	19.37%	3.38%
Specific reserve allowance / Impaired loans	0.00%	0.00%
General reserve allowance / Loans not impaired %	11.51%	11.40%
Allowance / Charge-offs	0.38	2.11

ADC Participations — Georgia
Period-end loans	$6,500	$6,500
Impaired loans	—	—
Other classified/watch rated loans	6,500	6,500
Charge-offs % (annualized)	0.00%	22.52%
Specific reserve allowance / Impaired loans	0.00%	0.00%
General reserve allowance / Loans not impaired %	20.75%	15.00%
Allowance / Charge-offs	0	0.67

ADC Loans — Greenville
Period-end loans	$1,432	$1,673
Impaired loans	—	150
Other classified/watch rated loans	746	821
Charge-offs % (annualized)	(1.96%)	17.33%
Specific reserve allowance / Impaired loans	0.00%	0.00%
General reserve allowance / Loans not impaired %	11.31%	18.65%
Allowance / Charge-offs	(5.79)	0.21

ADC Participations — Florida
Period-end loans	$521	$3,506
Impaired loans	521	3,506
Other classified/watch rated loans	—	—
Charge-offs % (annualized)	44.10%	5.56%
Specific reserve allowance / Impaired loans	0.00%	25.33%
General reserve allowance / Loans not impaired %	0.00%	0.00%
Allowance / Charge-offs	—	4.55

At March 31, 2011 the ratio of allowance for loan losses to total loans was 3.08% compared to 3.05% at December 31, 2010 and 2.52% at March 31, 2010. Net charge offs totaled $3,076 of which $1,492, or 48.50%, were related to ADC loans. Of the ADC charge-offs $888 or 59.52% was related to collateral dependent ADC loan participations and $496 or 33.24% was related to ADC loans in the Athens, Georgia market. The provision for loan losses allocated to individual portfolio segments are affected by the calculation of average historical net loss rate factors and by the internal and external qualitative factors within each category. The loan loss provision allocated to the Commercial Financial, and Agricultural portfolio was $1,987 and was affected in part by an increase in the adjusted historical loss factor and qualitative factors related to collateral values. The loan loss provision allocated to the ADC-CSRA portfolio was $1,175 and was affected in part by an increase in the level of substandard rated loans and qualitative factors related to trends in classified loans, collateral values and other external factors related to competition, legal and regulatory requirements. The loan loss provision allocated to the Residential real estate was ($1,148) and was affected in part by a decrease in the adjusted historical loss factor. See note 4 to the Financial Statements.

Table 11 — Allowance for Loan Losses

	March 31,
	2011	2010
	(Dollars in thousands)

Total loans outstanding at end of period, net of unearned income	$871,017	$919,777

Average loans outstanding, net of unearned income	$870,927	$920,584

Balance of allowance for loan losses at beginning of year	$26,657	$22,338

Charge-offs:
Commercial, financial and agricultural	1,122	223
Real estate — commercial	424	66
Real estate — residential mortgage	162	326
Real estate — acquisition, development and construction	1,498	2,214
Consumer	36	194

Total charge-offs	3,242	3,023

Recoveries of previous loan losses:
Commercial, financial and agricultural	102	72
Real estate — commercial	—	5
Real estate — residential mortgage	4	31
Real estate — acquisition, development and construction	6	356
Consumer	54	71

Total recoveries	166	535

Net loan losses	3,076	2,488
Provision for loan losses	3,240	3,288

Balance of allowance for loan losses at end of period	$26,821	$23,138

Allowance for loan losses to period end loans	3.08%	2.52%
Annualized net charge-offs to average loans	1.43%	1.10%
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

Liquidity and Capital Resources
The Company has maintained adequate liquidity to meet operating and loan funding requirements despite the lack of such demand due to current market conditions. The loan to deposit ratio at March 31, 2011 was 60.56% compared to 61.96% at December 31, 2010 and 71.25% at March 31, 2010. The decrease in the loan to deposit ratio from December 31, 2010 to March 31, 2011 reflects the decreased demand for loans resulting from the slowing economy coupled with an increased level of deposits. Deposits at March 31, 2011 and December 31, 2010 include $172,979 and $183,732 of brokered certificates of deposit, respectively. GB&T and SB&T have also utilized borrowings from the Federal Home Loan Bank. They each maintain a line of credit with the Federal Home Loan Bank approximating 10% of their total assets. Federal Home Loan Bank advances are collateralized by eligible first mortgage loans, commercial real estate loans and investment securities. These borrowings totaled $60,000 at March 31, 2011. GB&T and SB&T maintain repurchase lines of credit with SunTrust Robinson Humphrey, Atlanta, Georgia, for advances up to $20,000 and $10,000, respectively, of which no amounts were outstanding at March 31, 2011. GB&T and SB&T have federal funds purchased accommodations with SunTrust Bank, Atlanta, Georgia for advances up to $10,000 and $3,750 respectively. GB&T also has a $10,000 repurchase line of credit with Center State Bank, Orlando, Florida. Additionally, liquidity needs can be supplemented by the structuring of the maturities of investment securities and the pricing and maturities on loans and deposits offered to customers. The Company also uses retail securities sold under repurchase agreements to fund operations. Retail securities sold under repurchase agreements were $610 at March 31, 2011.
Stockholders’ equity to total assets was 6.20% at March 31, 2011 compared to 6.22% at December 31, 2010 and 6.52% at March 31, 2010. The capital of the Company exceeded all required regulatory guidelines at March 31, 2011. The Company’s Tier 1 risk-based, total risk-based and leverage capital ratios were 12.25%, 13.69%, and 7.78%, respectively, at March 31, 2011.

The following table reflects the current regulatory capital levels in more detail, including comparisons to the regulatory minimums.
Table 12 — Regulatory Capital Requirements
March 31, 2011

			Required for capital
	Actual		adequacy purposes		Excess
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Southeastern Bank Financial Corporation

Risk-based capital:
Tier 1 capital	$124,392	12.25%	40,630	4.00%	83,762	8.25%
Total capital	139,031	13.69%	81,259	8.00%	57,772	5.69%
Tier 1 leverage ratio	124,392	7.78%	63,983	4.00%	60,409	3.78%

Georgia Bank & Trust Company

Risk-based capital:
Tier 1 capital	$109,248	12.22%	35,748	4.00%	73,500	8.22%
Total capital	120,579	13.49%	71,496	8.00%	49,083	5.49%
Tier 1 leverage ratio	109,248	7.67%	64,077	4.50%	45,171	3.17%

Southern Bank & Trust

Risk-based capital:
Tier 1 capital	$14,621	12.10%	4,832	4.00%	9,789	8.10%
Total capital	16,146	13.37%	9,664	8.00%	6,482	5.37%
Tier 1 leverage ratio	14,621	7.92%	7,389	4.00%	7,232	3.92%
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

Unfunded commitments to extend credit where contract amounts represent potential credit risk totaled $145,246 at March 31, 2011. These commitments are primarily at variable interest rates.
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
Table 13 — Commitments and Contractual Obligations

	Less than 1	1 - 3	3 - 5	More than 5
	Year	Years	Years	Years
	(Dollars in thousands)

Lines of credit	$145,246	—	—	—
Lease agreements	290	184	84	17
Deposits	1,263,120	146,587	26,912	1,557
Securities sold under repurchase agreements	610	—	—	—
FHLB advances	8,000	13,000	—	39,000
Subordinated debentures	—	—	2,947	20,000

Total commitments and contractual obligations	$1,417,266	$159,771	$29,943	$60,574

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
As of March 31, 2011, there were no substantial changes in the interest rate sensitivity analysis or the sensitivity of market value of portfolio equity for various changes in interest rates calculated as of December 31, 2010. A detailed discussion of market risk is provided in the Company’s 2010 Annual Report on Form 10-K.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect its business, financial condition or future results. The risks described in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to management or that management currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

On April 15, 2004, the Company announced the commencement of a stock repurchase program, pursuant to which it will, from time to time, repurchase up to 100,000 shares of its outstanding stock. The program does not have a stated expiration date. No stock repurchase programs were terminated during the first quarter of 2011 and there were no shares repurchased under the existing stock repurchase plan or otherwise during the first quarter.

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

SOUTHEASTERN BANK FINANCIAL CORPORATION
Date: April 29, 2011	By:	/s/ Darrell R. Rains
Darrell R. Rains
Group Vice President, Chief Financial Officer (Duly Authorized Officer of Registrant and Principal Financial Officer)