Form 10-Q
period 2011-06-30
Southeastern Bank Financial CORP
filed 2011-07-29
CIK 880116

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011.

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
Indicate by check mark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the issuer is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
6,677,059 shares of common stock, $3.00 par value per share, outstanding as of July 28, 2011.

SOUTHEASTERN BANK FINANCIAL CORPORATION
FORM 10-Q
INDEX

*	No information submitted under this caption

PART I
FINANCIAL INFORMATION
SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	June 30,
	2011	December 31,
	(Unaudited)	2010
Assets
Cash and due from banks	$61,141	$42,305
Interest-bearing deposits in other banks	8,543	22,810

Cash and cash equivalents	69,684	65,115

Investment securities
Available-for-sale	569,500	586,302
Held-to-maturity, at cost (fair values of $0 and $311, respectively)	—	310

Loans held for sale	15,913	12,775

Loans	873,801	874,095
Less allowance for loan losses	28,410	26,657

Loans, net	845,391	847,438

Premises and equipment, net	28,546	29,416
Accrued interest receivable	6,290	6,382
Bank-owned life insurance	30,144	24,178
Restricted equity securities	5,454	5,707
Other real estate owned	8,558	7,751
Prepaid FDIC assessment	3,886	4,784
Deferred tax asset	12,917	14,595
Other assets	3,638	2,352

	$1,599,921	$1,607,105

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	June 30,
	2011	December 31,
	(Unaudited)	2010
Liabilities and Stockholders’ Equity

Deposits
Noninterest-bearing	$131,328	$120,139
Interest-bearing:
NOW accounts	343,400	356,267
Savings	466,264	409,584
Money management accounts	39,266	36,937
Time deposits over $100	304,424	346,721
Other time deposits	117,318	141,089

	1,402,000	1,410,737

Securities sold under repurchase agreements	611	818
Advances from Federal Home Loan Bank	52,000	60,000
Accrued interest payable and other liabilities	12,641	12,645
Subordinated debentures	22,947	22,947

Total liabilities	1,490,199	1,507,147

Stockholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; 0 shares outstanding in 2011 and 2010, respectively	—	—
Common stock, $3.00 par value; 10,000,000 shares authorized; 6,676,467 and 6,675,147 shares issued and outstanding in 2011 and 2010, respectively	20,029	20,025
Additional paid-in capital	62,691	62,618
Retained earnings	24,656	19,548
Accumulated other comprehensive income (loss), net	2,346	(2,233)

Total stockholders’ equity	109,722	99,958

	$1,599,921	$1,607,105

See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
(Dollars in thousands, except share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Interest income:
Loans, including fees	$12,827	$13,517	$25,455	$26,860
Investment securities	4,510	3,955	8,830	7,374
Federal funds sold	—	3	—	7
Interest-bearing deposits in other banks	38	94	85	182

Total interest income	17,375	17,569	34,370	34,423

Interest expense:
Deposits	3,842	5,319	7,922	10,686
Securities sold under repurchase agreements	1	5	3	16
Other borrowings	663	891	1,377	1,845

Total interest expense	4,506	6,215	9,302	12,547

Net interest income	12,869	11,354	25,068	21,876

Provision for loan losses	3,424	3,794	6,664	7,082

Net interest income after provision for loan losses	9,445	7,560	18,404	14,794

Noninterest income:
Service charges and fees on deposits	1,750	1,748	3,328	3,343
Gain on sales of loans	1,720	2,223	2,927	3,576
Gain on sale of fixed assets	—	—	17	27
Investment securities gains (losses), net	(30)	149	118	162
Other-than-temporary loss
Total impairment loss	—	—	(127)	—
Loss recognized in other comprehensive income	—	—	65	—

Net impairment loss recognized in earnings	—	—	(62)	—
Retail investment income	507	416	964	751
Trust service fees	292	290	565	577
Increase in cash surrender value of bank-owned life insurance	248	223	466	452
Miscellaneous income	191	156	404	317

Total noninterest income	4,678	5,205	8,727	9,205

Noninterest expense:
Salaries and other personnel expense	5,654	5,915	11,218	11,409
Occupancy expenses	1,112	1,166	2,227	2,337
Other real estate losses, net	366	414	461	328
Other operating expenses	2,931	3,067	5,932	5,920

Total noninterest expense	10,063	10,562	19,838	19,994

Income before income taxes	4,060	2,203	7,293	4,005

Income tax expense	1,255	583	2,186	1,130

Net income	$2,805	$1,620	$5,107	$2,875

Comprehensive income	$8,336	$4,141	$9,686	$7,931

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
(Dollars in thousands, except share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Basic net income per share	$0.42	$0.24	$0.76	$0.43

Diluted net income per share	$0.42	$0.24	$0.76	$0.43

Weighted average common shares outstanding	6,676,467	6,673,925	6,676,161	6,673,631

Weighted average number of common and common equivalent shares outstanding	6,676,467	6,673,968	6,676,161	6,673,631

See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net income	$5,107	$2,875
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,254	1,365
Deferred income tax benefit	(1,238)	(804)
Provision for loan losses	6,664	7,082
Net investment securities gains	(118)	(162)
Other-than-temporary impairment losses	62	—
Net amortization of premium on investment securities	1,609	584
Increase in CSV of bank-owned life insurance	(466)	(452)
Stock options compensation cost	63	120
Gain on disposal of premises and equipment	(17)	(27)
Loss (gain) on the sale of other real estate	213	(369)
Provision for other real estate valuation allowance	248	697
Gain on sales of loans	(2,927)	(3,576)
Real estate loans originated for sale	(102,402)	(144,349)
Proceeds from sales of real estate loans	102,191	133,939
Decrease in accrued interest receivable	92	460
(Increase) decrease in other assets	(387)	5,536
Decrease in accrued interest payable and other liabilities	(110)	(1,722)

Net cash provided by operating activities	9,838	1,197

Cash flows from investing activities:
Proceeds from sales of securities	59,984	20,364
Proceeds from maturities and calls of available-for-sale securities	77,875	65,453
Proceeds from maturities of held-to-maturity securities	—	180
Purchase of available-for-sale securities	(114,700)	(226,892)
Purchase of restricted equity securities	(38)	—
Proceeds from redemption of FHLB stock	291	—
Net (increase) decrease in loans	(7,970)	26,184
Purchase of bank-owned life insurance	(5,500)	—
Additions to premises and equipment	(403)	(189)
Proceeds from sale of other real estate	2,085	5,985
Proceeds from sale of premises and equipment	36	30

Net cash provided by (used in) investing activities	11,660	(108,885)

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
Cash flows from financing activities:
Net (decrease) increase in deposits	(8,737)	90,908
Net decrease in securities sold under repurchase agreements	(207)	(2,740)
Payments of Federal Home Loan Bank advances	(8,000)	(5,000)
Proceeds from other borrowed funds	—	300
Proceeds from Directors’ stock purchase plan	15	12

Net cash (used in) provided by financing activities	(16,929)	83,480

Net increase (decrease) in cash and cash equivalents	$4,569	$(24,208)

Cash and cash equivalents at beginning of period	65,115	147,994

Cash and cash equivalents at end of period	$69,684	$123,786

Supplemental disclosures of cash paid during the period for:
Interest	$9,918	$12,660

Income taxes	$3,054	$1,846

Supplemental information on noncash investing activities:
Loans transferred to other real estate	$3,353	$5,544

See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND
SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2011
Note 1 — Summary of Significant Accounting Policies
(a) Basis of Presentation
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
The financial statements for the three and six months ended June 30, 2011 and 2010 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.
In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations and cash flows for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results of operations which the Company may achieve for the entire year.
Some items in the prior period financial statements were reclassified to conform to the current presentation.
(b) Interest Rate Swap Derivatives
At the inception of a derivative contract, the Company designates the derivative, based on the Company’s intentions and belief as to likely effectiveness as a hedge. A hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability is referred to as a “cash flow hedge.” For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings. The changes in the fair value of the hedge that are not highly effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings.

Net cash settlements are recorded in interest income or interest expense, based on the item being hedged. Cash flows on hedges are classified in the cash flow statement the same as the cash flows of the items being hedged.
The Company formally documents the relationship between derivatives and hedged items, as well as the risk-management objective and the strategy for undertaking hedge transactions at the inception of the hedging relationship. This documentation includes linking cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative instruments that are used are highly effective in offsetting changes in the cash flows of the hedged items. To the extent that the cumulative change in anticipated cash flows from the hedging derivative offsets from 80% to 125% of the cumulative change in anticipated interest cash flows from the hedged exposure, the hedge will be deemed effective. The Company discontinues hedge accounting when it determines that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative is settled or terminates, a hedged forecasted transaction is no longer probable, a hedged firm commitment is no longer firm, or treatment of the derivative as a hedge is no longer appropriate or intended.
When hedge accounting is discontinued, subsequent changes in fair value of the derivative are recorded as noninterest income. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transactions are still expected to occur, gains or losses that were accumulated in other comprehensive income are amortized into earnings over the same periods which the hedged transactions will affect earnings.
(c) Recent Accounting Pronouncements
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
In June 2011, the FASB amended existing guidance relating to presentation of other comprehensive income in a convergence effort with international accounting standards. This guidance eliminates the option to present the components of comprehensive income as a part of the statement of changes in stockholders’ equity and requires a consecutive presentation of net income and other comprehensive income, and a reconciliation of the components of other comprehensive income. Similar to the requirements of existing guidance, entities are required to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statements where the components of net income and OCI are presented. The amendments in this guidance should be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted and the amendments do not require any transition disclosures. The adoption of this guidance will not have an effect on the Company’s results of operations or financial position but will require expansion of the Company’s financial statement presentation.

Note 2 — Investment Securities
The following tables summarize the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio at June 30, 2011 and December 31, 2010 and the corresponding amounts of unrealized gains and losses therein.

	June 30, 2011
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
	(Dollars in thousands)
Available-for-sale
Obligations of U.S. Government agencies	$187,340	784	(389)	187,735
Obligations of states and political subdivisions	82,827	1,366	(952)	83,241
Mortgage backed securities
U.S. GSE’s* MBS - residential	146,606	2,421	(482)	148,545
U.S. GSE’s CMO	109,705	2,170	(55)	111,820
Other CMO	2,607	—	(229)	2,378
Corporate bonds	36,470	176	(865)	35,781

	$565,555	6,917	(2,972)	569,500

*	Government sponsored entities

	December 31, 2010
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
	(Dollars in thousands)
Available-for-sale
Obligations of U.S. Government agencies	$202,153	527	(1,763)	200,917
Obligations of states and political subdivisions	67,137	318	(3,337)	64,118
Mortgage backed securities
U.S. GSE’s MBS - residential	141,524	1,880	(1,679)	141,725
U.S. GSE’s CMO	139,208	1,756	(630)	140,334
Other CMO	3,382	50	(359)	3,073
Corporate bonds	36,551	467	(885)	36,133
Equity securities	2	—	—	2

	$589,957	4,998	(8,653)	586,302

Held-to-maturity
Obligations of states and political subdivisions	$310	1	—	311

	$310	1	—	311

Proceeds from sales of securities and the associated gains (losses) for the three and six months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars in thousands)		(Dollars in thousands)

Proceeds	$25,508	$20,364	$59,984	$20,364
Gross Gains	132	356	439	356
Gross Losses	(187)	(214)	(358)	(214)
The amortized cost and fair value of the investment securities portfolio excluding equity securities are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2011
	Amortized	Estimated
	cost	fair value
	(Dollars in thousands)

Available-for-sale:
One year or less	$1,669	1,700
After one year through five years	25,811	25,934
After five years through ten years	80,622	81,614
After ten years	457,453	460,252

	$565,555	569,500

The following tables summarize the investment securities with unrealized losses at June 30, 2011 and December 31, 2010, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position.

	June 30, 2011
	Less than 12 months		12 months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
	(Dollars in thousands)
Temporarily impaired
Obligations of U.S. Government agencies	$48,756	389	—	—	48,756	389
Obligations of states and political subdivisions	33,637	952	—	—	33,637	952
Mortgage backed securities
U.S. GSE’s MBS — residential	43,984	384	465	98	44,449	482
U.S. GSE’s CMO	3,215	28	2,742	27	5,957	55
Other CMO	339	3	1,546	160	1,885	163
Corporate bonds	11,242	125	6,966	740	18,208	865

	$141,173	1,881	11,719	1,025	152,892	2,906

Other-than-temporarily impaired
Mortgage backed securities
Other CMO	$—	—	493	66	493	66

	$141,173	1,881	12,212	1,091	153,385	2,972

	December 31, 2010
	Less than 12 months		12 months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
	(Dollars in thousands)
Temporarily impaired
Obligations of U.S. Government agencies	$99,306	1,763	—	—	99,306	1,763
Obligations of states and political subdivisions	45,906	3,245	2,309	92	48,215	3,337
Mortgage backed securities
U.S. GSE’s MBS — residential	81,783	1,538	509	141	82,292	1,679
U.S. GSE’s CMO	46,776	630	—	—	46,776	630
Other CMO	—	—	2,085	359	2,085	359
Corporate bonds	22,385	481	3,880	404	26,265	885

	$296,156	7,657	8,783	996	304,939	8,653

Other-Than-Temporary Impairment — June 30, 2011
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
As of June 30, 2011, the Company’s security portfolio consisted of 339 securities, 89 of which were in an unrealized loss position. Of these securities with unrealized losses, 54.88% were related to the Company’s mortgage-backed and corporate securities as discussed below.
Mortgage-backed Securities
At June 30, 2011, $260,365 or approximately 99.09% of the Company’s mortgage-backed securities were issued by U.S. government-sponsored entities and agencies, primarily the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Government National Mortgage Association (“Ginnie Mae”), institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2011.
The Company’s mortgage-backed securities portfolio also includes five non-agency collateralized mortgage obligations with a market value of $2,378 which had unrealized losses of approximately $229 at June 30, 2011. These non-agency securities were rated AAA at purchase.
At June 30, 2011, four of these non-agency securities were rated below investment grade and a cash flow analysis was performed to evaluate OTTI. The assumptions used in the model include expected future default rates, loss severity and prepayments. The model also takes into account the structure of the security including credit support. Based on these assumptions the model calculates and projects the timing and amount of interest and principal payments expected for the security. In addition the model was used to “stress”

each security, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the security could no longer fully support repayment. Upon completion of the June 30, 2011 analysis, our model indicated that none of these securities were other-than-temporarily impaired. During the first quarter of 2011, one of these securities was considered to be other-than-temporarily impaired with an OTTI loss of $127, of which $62 was recognized in earnings. This security remains classified as available-for-sale at June 30, 2011.
At June 30, 2011, the fair values of three collateralized mortgage obligations totaling $1,950 were measured using Level 3 inputs because the market for them has become illiquid, as indicated by few, if any, trades during the period. The discount rates used in the valuation model were based on a yield of 10% that the market would require for collateralized mortgage obligations with maturities and risk characteristics similar to the securities being measured.
Corporate Securities
The Company holds nineteen corporate securities totaling $35,781, of which twelve had an unrealized loss of $865. The Company’s unrealized losses on corporate securities relate primarily to its investment in single issuer corporate and corporate trust preferred securities. At June 30, 2011, two of the corporate securities were rated below investment grade and seven securities to three issuers were not rated. None of the issuers were in default but in January of 2011 the Company was notified that two trust preferred securities totaling $1,250 to two issuers not rated had elected to defer interest payments. The issuers are both bank holding companies with operations in the Southeast. One of the issuers of $1,000 of such securities announced a successful capital raise which was completed in the first quarter of 2011. The Company considered several factors including the financial condition and near term prospects of the issuers and concluded that the decline in fair value was primarily attributable to temporary illiquidity and the financial crisis affecting these markets and not necessarily the expected cash flows of the individual securities. Although these issuers have indicated they will defer payments going forward, the Company has considered the capital position of the subsidiary banks, the liquidity of the holding company, the existence and severity of publicly available regulatory agreements, and the fact that these deferrals are coming after the most severe impact of the national and regional recession. The prospect of capital formation in the current market, improving operating results of the industry overall have caused the Company to conclude that a return to normal subsidiary dividends and thus interest payments on the debt for these issuers is reasonably assured at this time. Because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2011.
At June 30, 2011, the fair values of four corporate securities totaling $2,335 were measured using Level 3 inputs because the market for them has become illiquid, as indicated by few, if any, trades during the period. The discount rates used in the valuation model were based on current spreads to U.S. Treasury rates of long-term corporate debt obligations with maturities and risk characteristics similar to the subordinated debentures being measured. An additional adjustment to the discount rate for illiquidity in the market for subordinated debentures was not considered necessary based on the illiquidity premium already present in the spreads used to estimate the discount rate.

The table below presents a roll forward of the credit losses recognized in earnings for the six month period ended June 30, 2011.

Beginning balance, January 1, 2011	$571
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	—
Additions/Subtractions
Amounts realized for securities sold during the period	—
Amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	—
Reductions for increase in cash flows expected to be collected that are recognized over the remaining life of the security	—
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	62

Ending balance, June 30, 2011	$633

Total other-than-temporary impairment recognized in accumulated other comprehensive loss was $65 as of June 30, 2011.
Other-Than-Temporary Impairment — June 30, 2010
As of June 30, 2010, the Company’s security portfolio consisted of 299 securities, 56 of which were in an unrealized loss position. The majority or 66.64% of unrealized losses were related to the Company’s mortgage-backed and corporate securities. Four of the mortgage-backed securities were rated below investment grade and a cash flow analysis was performed to evaluate OTTI. The assumptions used in the model include expected future default rates, loss severity and prepayments. The model also takes into account the structure of the security including credit support. Based on these assumptions, the model calculates and projects the timing and amount of interest and principal payments expected for the security. In addition, the model was used to “stress” each security, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the security could no longer fully support repayment. Upon completion of the June 30, 2010 analysis, our model indicated that none of the securities were other-than-temporarily impaired.

Note 3 — Loans
The following table summarizes loans at June 30, 2011 and December 31, 2010.

	June 30, 2011	December 31, 2010
	(Dollars in thousands)

Commercial, financial, and agricultural	$185,106	189,128
Real estate:
Commercial	335,841	327,458
Residential	162,184	157,680
Acquisition, development and construction	175,771	182,412
Consumer installment	14,975	17,412

	$873,877	874,090

Less allowance for loan losses	28,410	26,657
Less deferred loan origination fees (costs)	76	(5)

	$845,391	847,438

The following table presents the activity in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2011.

	Commercial,
	Financial, and	CRE - Owner	CRE - Non Owner	Residential	ADC	ADC	ADC	ADC	ADC	ADC
	Agricultural	Occupied	Occupied	Real Estate	CSRA	Savannah	Greenville	Athens	Participations - FL	Participations - GA	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$3,463	3,921	4,777	5,372	5,097	453	284	796	888	975	631	26,657
Charge-offs	1,304	115	512	764	760	300	—	596	888	—	73	5,312
Recoveries	304	—	—	8	—	—	6	—	—	—	83	401
Provision	1,581	2,026	235	683	1,290	165	(111)	465	—	374	(44)	6,664

Ending balance	$4,044	5,832	4,500	5,299	5,627	318	179	665	—	1,349	597	28,410

Ending balance attributable to loans:
Individually evaluated for impairment	117	370	—	100	—	—	105	—	—	—	—	692
Collectively evaluated for impairment	3,927	5,462	4,500	5,199	5,627	318	74	665	—	1,349	597	27,718

	$4,044	5,832	4,500	5,299	5,627	318	179	665	—	1,349	597	28,410

Loans:
Individually evaluated for impairment	1,636	4,469	3,704	6,457	3,137	1,534	885	2,909	521	—	105	25,357
Collectively evaluated for impairment	183,394	182,982	144,686	155,727	143,374	10,377	670	5,864	—	6,500	14,870	848,444

	$185,030	187,451	148,390	162,184	146,511	11,911	1,555	8,773	521	6,500	14,975	873,801

The following tables present loans individually evaluated for impairment by class of loans as of June 30, 2011 and December 31, 2010.

	June 30, 2011
			Allowance for	Average		Cash Basis
	Unpaid Principal	Recorded	Loan Losses	Recorded	Interest Income	Interest Income
	Balance	Investment	Allocated	Investment	Recognized	Recognized
	(Dollars in thousands)
With no related allowance recorded:
Commercial, financial, and agricultural:
Commerical	$—	—	—	—	1	1
Financial	—	—	—	—	—	—
Agricultural	931	931	—	1,250	31	31
Equity lines	724	724	—	724	—	—
Other	—	—	—	—	—	—
Commercial real estate:
Owner occupied	—	—	—	—	—	—
Non Owner occupied	244	244	—	246	—	—
Residential real estate:
Secured by first liens	1,378	1,378	—	1,379	14	14
Secured by junior liens	46	46	—	46	3	3
Acquisition, development and construction:
Residential	73	73	—	73	—	—
Other	1,669	1,669	—	1,670	20	20
Consumer	19	19	—	8	—	—

	5,084	5,084	—	5,396	69	69

With an allowance recorded:
Commercial, financial, and agricultural:
Commerical	215	215	117	219	—	—
Financial	—	—	—	—	—	—
Agricultural	—	—	—	—	—	—
Equity lines	638	638	—	334	—	—
Other	—	—	—	—	—	—
Commercial real estate:
Owner occupied	4,469	4,469	370	4,460	34	34
Non Owner occupied	3,460	3,466	—	3,583	—	—
Residential real estate:
Secured by first liens	3,748	3,754	100	4,979	8	8
Secured by junior liens	106	106	—	135	5	5
Acquisition, development and construction:
Residential	307	307	—	—	—	—
Other	7,244	7,244	105	7,782	6	6
Consumer	86	86	—	87	—	—

	20,273	20,285	692	21,579	53	53

	$25,357	25,369	692	26,975	122	122

	December 31, 2010
			Allowance for
	Unpaid Principal	Recorded	Loan Losses
	Balance	Investment	Allocated
	(Dollars in thousands)
With no related allowance recorded:
Commercial, financial, and agricultural:
Commerical	$8	8	—
Financial	—	—	—
Agricultural	1,016	1,016	—
Equity lines	720	720	—
Other	—	—	—
Commercial real estate:
Owner occupied	390	390	—
Non Owner occupied	180	180	—
Residential real estate:
Secured by first liens	1,742	1,742	—
Secured by junior liens	—	—	—
Acquisition, development and construction:
Residential	636	636	—
Other	5,987	5,987	—
Consumer	—	—	—

	10,679	10,679	—

With an allowance recorded:
Commercial, financial, and agricultural:
Commerical	—	—	—
Financial	—	—	—
Agricultural	—	—	—
Equity lines	—	—	—
Other	—	—	—
Commercial real estate:
Owner occupied	129	129	3
Non Owner occupied	3,227	3,230	210
Residential real estate:
Secured by first liens	3,229	3,234	42
Secured by junior liens	—	—	—
Acquisition, development and construction:
Residential	156	156	—
Other	7,628	7,638	1,219
Consumer	—	—	—

	14,369	14,387	1,474

	$25,048	25,066	1,474

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.
The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2011 and December 31, 2010.

	June 30, 2011
		Loans Past Due
		90 Days or More
	Nonaccrual	Still Accruing
	(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$449	—
Financial	—	—
Agricultural	961	—
Equity lines	1,562	—
Other	—	—
Commercial real estate:
Owner occupied	4,963	—
Non Owner occupied	2,553	—
Residential real estate:
Secured by first liens	5,046	—
Secured by junior liens	186	—
Acquisition, development and construction:
Residential	187	—
Other	9,071	—
Consumer	254	—

	$25,232	—

	December 31, 2010
		Loans Past Due
		90 Days or More
	Nonaccrual	Still Accruing
	(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$190	—
Financial	—	—
Agricultural	1,250	—
Equity lines	1,136	—
Other	348	—
Commercial real estate:
Owner occupied	1,207	—
Non Owner occupied	2,586	—
Residential real estate:
Secured by first liens	4,551	69
Secured by junior liens	183	—
Acquisition, development and construction:
Residential	1,275	—
Other	10,678	—
Consumer	301	—

	$23,705	69

The following tables present the aging of the recorded investment in past due loans as of June 30, 2011 and December 31, 2010 by class of loans.

	June 30, 2011
	30 - 89 Days	90 Days or	Nonaccrual	Total	Loans Not
	Past Due	More Past Due	Loans	Past Due	Past Due	Total
	(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$75	—	449	524	121,149	121,673
Financial	—	—	—	—	3,411	3,411
Agricultural	888	—	961	1,849	12,955	14,804
Equity lines	181	—	1,562	1,743	38,262	40,005
Other	—	—	—	—	5,213	5,213
Commercial real estate:
Owner occupied	289	—	4,963	5,252	182,199	187,451
Non Owner occupied	212	—	2,553	2,765	145,625	148,390
Residential real estate:
Secured by first liens	2,595	—	5,046	7,641	144,472	152,113
Secured by junior liens	154	—	186	340	9,731	10,071
Acquisition, development and construction:
Residential	—	—	187	187	42,001	42,188
Other	10	—	9,071	9,081	124,502	133,583
Consumer	52	—	254	306	14,669	14,975

	$4,456	—	25,232	29,688	844,189	873,877

	December 31, 2010
	30 - 89 Days	90 Days or	Nonaccrual	Total	Loans Not
	Past Due	More Past Due	Loans	Past Due	Past Due	Total
	(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$170	—	190	360	117,786	118,146
Financial	—	—	—	—	3,588	3,588
Agricultural	—	—	1,250	1,250	12,940	14,190
Equity lines	214	—	1,136	1,350	41,687	43,037
Other	—	—	348	348	9,819	10,167
Commercial real estate:
Owner occupied	317	—	1,207	1,524	182,939	184,463
Non Owner occupied	521	—	2,586	3,107	139,888	142,995
Residential real estate:
Secured by first liens	2,417	69	4,551	7,037	140,238	147,275
Secured by junior liens	155	—	183	338	10,067	10,405
Acquisition, development and construction:
Residential	—	—	1,275	1,275	41,538	42,813
Other	121	—	10,678	10,799	128,800	139,599
Consumer	31	—	301	332	17,080	17,412

	$3,946	69	23,705	27,720	846,370	874,090

Troubled Debt Restructurings:
The Company has troubled debt restructurings (TDRs) with a balance of $4,733 and $3,514 included in impaired loans at June 30, 2011 and December 31, 2010, respectively. The Company has recorded $321 and $446 in charge-offs on these TDRs during the period ended June 30, 2011 and December 31, 2010, respectively. Specific reserves of $0 and $80 have been allocated to customers whose loan terms have been modified in TDRs as of June 30, 2011 and December 31, 2010. The Company is not committed to lend additional amounts as of June 30, 2011 and December 31, 2010 to customers with outstanding loans that are classified as TDRs. The following table presents TDRs as of June 30, 2011.

	June 30, 2011
		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding
	Contracts	Recorded Investment	Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings:
Commercial, financial, and agricultural:
Commerical	—	$—	$—
Financial	—	—	—
Agricultural	—	—	—
Equity lines	—	—	—
Other	—	—	—
Commercial real estate:
Owner occupied	3	519	519
Non Owner occupied	5	2,053	2,035
Residential real estate:
Secured by first liens	8	2,022	2,005
Secured by junior liens	2	120	113
Acquisition, development and construction:
Residential	—	—	—
Other	—	—	—
Consumer	1	19	17
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
Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of June 30, 2011 and December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows.

	June 30, 2011
	Pass	Watch	Substandard	Doubtful
	(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$108,404	6,320	6,949	—
Financial	1,013	2,398	—	—
Agricultural	10,792	1,934	2,078	—
Equity lines	37,461	729	1,815	—
Other	4,274	329	610	—
Commercial real estate:
Owner occupied	158,765	17,304	11,382	—
Non Owner occupied	122,468	19,305	6,617	—
Residential real estate:
Secured by first liens	128,435	13,398	10,280	—
Secured by junior liens	8,704	1,092	275	—
Acquisition, development and construction:
Residential	40,516	1,485	187	—
Other	97,880	10,715	24,988	—
Consumer	14,098	423	454	—

	$732,810	75,432	65,635	—

	December 31, 2010
	Pass	Watch	Substandard	Doubtful
	(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$103,337	8,074	6,735	—
Financial	1,103	2,485	—	—
Agricultural	9,343	2,609	2,238	—
Equity lines	39,144	1,915	1,978	—
Other	8,893	926	348	—
Commercial real estate:
Owner occupied	157,155	22,329	4,979	—
Non Owner occupied	119,160	16,579	7,256	—
Residential real estate:
Secured by first liens	124,261	14,837	8,177	—
Secured by junior liens	9,418	708	279	—
Acquisition, development and construction:
Residential	38,374	2,721	1,718	—
Other	92,514	23,285	23,800	—
Consumer	16,247	567	598	—

	$718,949	97,035	58,106	—

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
Interest Rate Swap Derivatives: The fair value of interest rate swap derivatives is determined based on discounted cash flow valuation models using observable market data as of the measurement date (Level 2 inputs). The fair value adjustment is included in other liabilities.
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

Assets and Liabilities Measured on a Recurring Basis
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as of June 30, 2011 and December 31, 2010.

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	June 30,	Identical Assets	Observable Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Available-for-sale securities
Obligations of U.S. Government agencies	$187,735	47,705	140,030	—
Obligations of states and political subdivisions	83,241	—	83,241	—
Mortgage-backed securities
U.S. GSE’s MBS — residential	148,545	—	148,080	465
U.S. GSE’s CMO	111,820	—	111,820	—
Other CMO	2,378	—	428	1,950
Corporate bonds	35,781	—	33,446	2,335

Total available-for-sale securities	$569,500	47,705	517,045	4,750

Tax credits	316	—	—	316

Loans held for sale	15,913	—	15,913	—

Mortgage banking derivatives	82	—	82	—

	$585,811	47,705	533,040	5,066

Liabilities:
Interest rate swap derivatives	106	—	106	—

	$106	—	106	—

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Available-for-sale securities
Obligations of U.S. Government agencies	$200,917	31,405	169,512	—
Obligations of states and political subdivisions	64,118	—	64,118	—
Mortgage-backed securities
U.S. GSE’s MBS — residential	141,725	—	141,216	509
U.S. GSE’s CMO	140,334	985	139,349	—
Other CMO	3,073	—	663	2,410
Corporate bonds	36,133	—	25,395	10,738
Equity securities	2	2	—	—

Total available-for-sale securities	$586,302	32,392	540,253	13,657

Tax credits	356	—	—	356

Loans held for sale	12,775	—	12,775	—

Mortgage banking derivatives	2	—	2	—

Total	$599,435	32,392	553,030	14,013

During the six months ended June 30, 2011, six U.S. agency securities with a market value of $15,564 were transferred out of Level 2 and into Level 1. During the first quarter of 2011, eight corporate securities with a market value of $7,278 were transferred out of Level 3 and into Level 2 based on observable market data for these securities due to increased market activity for these securities. The tables below present a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of June 30, 2011 and 2010.

	Fair Value Measurements Using Significant Unobservable Inputs
		(Level 3)
		Available-for-sale
	Tax credits	Securities	Total
	(Dollars in thousands)
Beginning balance, January 1, 2011	$356	13,657	14,013
Total gains or losses (realized/unrealized)
Included in earnings
Gain (loss) on sales	—	—	—
Other-than-temporary impairment	—	(62)	(62)
Amortization of tax credit investment	(40)	—	(40)
Included in other comprehensive income	—	(1,567)	(1,567)
Purchases, sales, issuances and settlements
Purchases	—	—	—
Sales	—	—	—
Issuances	—	—	—
Settlements	—	—	—
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	(7,278)	(7,278)

Ending balance, June 30, 2011	$316	4,750	5,066

	Fair Value Measurements Using Significant Unobservable Inputs
		(Level 3)
		Available-for-sale
	Tax credits	Securities	Total
	(Dollars in thousands)
Beginning balance, January 1, 2010	$435	14,365	14,800
Total gains or losses (realized/unrealized)
Included in earnings
Gain (loss) on sales	—	(122)	(122)
Other-than-temporary impairment	—	—	—
Amortization of tax credit investment	(40)	—	(40)
Included in other comprehensive income	—	1,856	1,856
Purchases, sales, issuances and settlements
Purchases	—	—	—
Sales	—	(1,790)	(1,790)
Issuances	—	—	—
Settlements	—	—	—
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—

Ending balance, June 30, 2010	$395	14,309	14,704

Assets and Liabilities Measured on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2011 and December 31, 2010 are summarized below.

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	June 30,	Identical Assets	Observable Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired loans
Commercial, financial, and agricultural	$736	—	—	736
Real estate:
Commercial	7,559	—	—	7,559
Residential	3,754	—	—	3,754
Acquisition, development and construction	7,446	—	—	7,446
Consumer installment	86	—	—	86

Total impaired loans	$19,581	—	—	19,581

Other real estate owned	8,558	—	—	8,558

Total	$28,139	—	—	28,139

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired loans
Commercial, financial, and agricultural	$—	—	—	—
Real estate:
Commercial	3,143	—	—	3,143
Residential	3,187	—	—	3,187
Acquisition, development and construction	6,565	—	—	6,565
Consumer installment	—	—	—	—

Total impaired loans	$12,895	—	—	12,895

Other real estate owned	7,751	—	—	7,751

Total	$20,646	—	—	20,646

The following represents impairment charges recognized during the period:
Impaired loans, which are measured for impairment using the fair value of collateral for collateral dependent loans, had a carrying amount of $20,273, with a valuation allowance of $692, resulting in an additional provision for loan losses of $1,267 and $2,877 for the three and six months ended June 30, 2011, respectively. Impaired loans that are not carried at fair value had a carrying amount of $5,084 at June 30, 2011.

As of December 31, 2010, impaired loans had a carrying amount of $14,369, with a valuation allowance of $1,474, resulting in an additional provision for loan losses of $6,831 for the year ending 2010. Impaired loans that are not carried at fair value had a carrying amount of $10,679 at December 31, 2010.
Other real estate owned, which is carried at lower of cost or fair value, was $8,558 which consisted of the outstanding balance of $10,680, less a valuation allowance of $2,122, resulting in a write down of $135 and $248 for the three and six months ended June 30, 2011, respectively.
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

(g)	Commitments

The difference between the carrying values and fair values of commitments to extend credit are not significant and are not disclosed.
The carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011
	Carrying	Estimated
	amount	fair value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$69,684	69,684
Loans, net	861,304	861,182
Financial liabilities:
Deposits with stated maturities	421,742	425,939
Deposits without stated maturities	980,258	980,258
Securities sold under repurchase agreements	611	611
Advances from FHLB	52,000	56,736
Subordinated debentures	22,947	15,072

	December 31, 2010
	Carrying	Estimated
	amount	fair value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$65,115	65,115
Loans, net	860,213	858,505
Financial liabilities:
Deposits with stated maturities	487,810	491,867
Deposits without stated maturities	922,927	922,927
Securities sold under repurchase agreements	818	818
Advances from FHLB	60,000	64,615
Subordinated debentures	22,947	14,978
Note 5 — Interest Rate Swap Derivatives
The Company utilizes interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements.

During May 2011, the Company entered into two interest rate swaps with notional amounts totaling $10 million, which were designated as cash flow hedges of certain subordinated debentures and were determined to be fully effective during all periods presented. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swaps is recorded in other liabilities with changes in fair value recorded in other comprehensive income. The Company expects the hedges to remain highly effective during the remaining terms of the swaps.
Summary information about the interest rate swaps designated as cash flow hedges as of June 30, 2011 is as follows:

June 30, 2011
(Dollars in thousands)

Notional Amounts	$10,000
Weighted average pay rates	5.35%
Weighted average receive rates	1.65%
Weigted average maturity	16.75 years
Unrealized losses	($106)
The swaps are forward starting and have effective dates of March 15, 2012 and June 15, 2012. No interest income (expense) has been recorded on these swap transactions during 2011. When interest income (expense) is recorded it will be reported as a component of interest expense in other borrowings.
Note 6 — Comprehensive Income
Other comprehensive income for the Company consists of changes in net unrealized gains and losses on investment securities available-for-sale and interest rate swap derivatives. The following table presents total comprehensive income as of June 30, 2011 and 2010.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars in thousands)		(Dollars in thousands)

Net income	$2,805	$1,620	$5,107	$2,875
Other comprehensive income:
Net change in unrealized derivative losses	(106)	—	(106)	—
Net change in unrealized investment gains (losses)	9,128	4,210	7,656	8,342
Reclassification adjustment for investment (gains) losses, net of OTTI included in net income	30	(149)	(56)	(162)
Tax effect	(3,521)	(1,540)	(2,915)	(3,124)

Other comprehensive income	5,531	2,521	4,579	5,056

Total comprehensive income	$8,336	$4,141	$9,686	$7,931

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
On July 27, 2011, the Company passed resolutions authorizing and directing management to prepare and file any necessary regulatory applications for approval of a merger between GB&T and SB&T with GB&T the surviving entity. The Boards of both banks have also passed resolutions authorizing the merger. The consolidation is intended to lower the Company’s cost structure while allowing GB&T and the former SB&T to continue with operating autonomy in areas that impact customer relationships. The Company anticipates the Interagency Bank Merger Act Application will be filed with the appropriate regulatory agencies no later than August 2011. If approved, management anticipates the two banks will merge operations in the fourth quarter of 2011.
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
The Company’s services include the origination of residential and commercial real estate loans, construction and development loans, and commercial and consumer loans. The Company also offers a variety of deposit programs, including noninterest-bearing demand, interest checking, money management, savings, and time deposits. In the primary market area, Augusta-Richmond County, GA-SC metropolitan area, the Company had 18.62% of all deposits and was the second largest depository institution at June 30, 2010, as cited from the Federal Deposit Insurance Corporation’s website. Securities sold under repurchase agreements are also offered. Additional services include wealth management, trust, retail investment, and mortgage. As a matter of practice, most mortgage loans are sold in the secondary market; however, some mortgage loans are placed in the portfolio based on asset/liability management strategies. The Company continues to concentrate on increasing its market share through various new deposit and loan products and other financial services and by focusing on customer relationship management philosophy. The Company is committed to building life-long relationships with its customers, employees, shareholders, and the communities it serves.
The Company’s primary source of income is from its lending activities followed by interest income from its investment activities, service charges and fees on deposits, and gain on sales of mortgage loans in the secondary market. Interest income on loans decreased during the first six months of 2011 as compared to the first six months of 2010 and is due primarily to decreased loan volume. Interest income on investment securities increased primarily due to a significantly larger investment portfolio but the increase was limited by declining yields on the portfolio. The average portfolio yield has decreased in part due to declining market interest rates which caused higher yielding securities to be called. Decreases in non-sufficient funds (“NSF”) income on retail checking accounts, due primarily to decreased economic activity, were mostly offset by increases in ATM/Debit card income for the first six months of 2011. For the six month period gain on sales of loans decreased and resulted primarily from decreased mortgage refinancing activity during the first six months of the year. Investment securities gains decreased on a net basis during the first six months of 2011 as compared to the same period last year due in part to selected sales of higher duration securities to reduce exposure to rising interest rates and a settlement of $149 with an institution regarding premium amortization on certain bonds purchased in 2010.
Table 1 — Selected Financial Data

	June 30,	December 31,	June 30,
	2011	2010	2010
	(Dollars in thousands)

Assets	$1,599,921	$1,607,105	$1,580,928
Investment securities	569,500	586,612	455,360
Loans	873,801	874,095	900,167
Deposits	1,402,000	1,410,737	1,371,442

Annualized return on average total assets	0.64%	0.44%	0.38%
Annualized return on average equity	10.09%	6.81%	5.94%
The Company continues to focus on the net interest margin, regulatory capital levels, liquidity management, asset quality and risk mitigation. Asset levels have remained relatively flat due to the Company’s focus on improving regulatory capital levels and have been driven by an $8,737 decrease in deposits during the first half of 2011, most of which occurred in the second quarter. In addition, loan balances have trended lower as demand has remained weak. Investment portfolio balances have increased over the comparable periods in order to obtain an improvement in net interest income.

Annualized return on average total assets and annualized return on average equity have improved in 2011 as compared to 2010. The increased returns were due primarily to increased net interest income and somewhat decreased loan loss provisions in 2011. Net income for the six months ended June 30, 2011 was $5,107 compared to $2,875 for the same period in 2010. The effects of the economic downturn continue to negatively affect financial results primarily through a lack of loan demand and a continued elevated level of provision for loan losses.
The Company meets its liquidity needs by managing cash and due from banks, federal funds purchased and sold, maturity of investment securities, principal repayments from mortgage-backed securities, and draws on lines of credit. Additionally, liquidity can be managed through structuring deposit and loan maturities. The Company funds loan and investment growth with core deposits, securities sold under repurchase agreements, Federal Home Loan Bank advances and other wholesale funding including brokered certificates of deposit. During inflationary periods, interest rates generally increase and operating expenses generally rise. When interest rates rise, variable rate loans and investments produce higher earnings; however, deposit and other borrowings interest expense also rise. The Company monitors its interest rate risk as it applies to net interest income in a ramp up and down annually 400 basis points (4.00%) scenario and as it applies to economic value of equity in a shock up and down 400 basis points (4.00%) scenario. The Company monitors operating expenses through responsibility center budgeting.
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

Fair Value of Financial Instruments
A significant portion of the Company’s assets are financial instruments carried at fair value. This includes securities available-for-sale, loans held for sale, certain impaired loans, tax credits, derivatives and other real estate owned. At June 30, 2011 and December 31, 2010 the percentage of total assets measured at fair value was 38.38% and 38.58%, respectively. The majority of assets carried at fair value are based on either quoted market prices or market prices for similar instruments. At June 30, 2011 5.41% of assets measured at fair value were based on significant unobservable inputs. This represents approximately 2.08% of the Company’s total assets. See Note 4 “Fair Value Measurements” in the “Notes to Consolidated Financial Statements” herein for additional disclosures regarding the fair value of financial instruments.
Other Real Estate Owned
Assets acquired through or instead of loan foreclosure are initially recorded at fair value less estimated costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed. Costs related to the development and improvement of property are capitalized.
Investment Securities
The fair values for available-for-sale securities are generally based upon quoted market prices or observable market prices for similar instruments. These values take into account recent market activity as well as other market observable data such as interest rate, spread and prepayment information. When market observable data is not available, which generally occurs due to the lack of liquidity for certain securities, the valuation of the security is subjective and may involve substantial judgment. The Company conducts periodic reviews to identify and evaluate each available-for-sale security that has an unrealized loss for other-than-temporary impairment. An unrealized loss exists when the fair value of an individual security is less than its amortized cost basis. The primary factors the Company considers in determining whether an impairment is other-than-temporary are the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and whether the Company intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis. As of June 30, 2011, the Company had approximately $4,750 of available-for-sale securities, which is approximately 0.30% of total assets, valued using unobservable inputs (Level 3). These securities were primarily non-agency mortgage-backed securities and subordinated debentures issued by financial institutions.
Results of Operations
Net income for the first six months of 2011 was $5,107, an increase of $2,232 compared with net income of $2,875 for the first six months of 2010. The increase in net income was primarily a result of an increase in net interest income of $3,192 due primarily to declining costs of deposits and an increased level of investments.

Noninterest income decreased a net of $478 or 5.19% for the six months ended June 30, 2011 and resulted from a decrease in gain on sales of loans offset in part by an increase in retail investment income.
Gain on sales of loans decreased $649 or 18.15% as mortgage production decreased in the first six months of 2011.
Retail investment income increased $213 or 28.36% due to increased brokerage activity and improvement in the level of assets under management. Net investment securities gains year to date are $118 as compared to net securities gains of $162 in 2010.
Noninterest expense totaled $19,838 for the six months ended June 30, 2011, a slight decrease of $156 or 0.78% compared to the same period ended June 30, 2010. Notable changes included a decrease in FDIC insurance of $114, a decrease in salaries and other personnel expense of $191 offset in part by an increase in other real estate losses of $133.
Table 2 — Selected Balance Sheet Data

	June 30,	December 31,	Variance
	2011	2010	Amount	%
	(Dollars in thousands)
Cash, due from banks and interest-bearing deposits	$69,684	$65,115	$4,569	7.02%
Investment securities	569,500	586,612	(17,112)	(2.92%)
Loans	873,801	874,095	(294)	(0.03%)
Other real estate owned	8,558	7,751	807	10.41%
Assets	1,599,921	1,607,105	(7,184)	(0.45%)
Deposits	1,402,000	1,410,737	(8,737)	(0.62%)
Securities sold under repurchase agreements	611	818	(207)	(25.31%)
Advances from Federal Home Loan Bank	52,000	60,000	(8,000)	(13.33%)
Liabilities	1,490,199	1,507,147	(16,948)	(1.12%)
Stockholders’ equity	109,722	99,958	9,764	9.77%
Table 2 highlights significant changes in the balance sheet at June 30, 2011 as compared to December 31, 2010. Total assets decreased a net of $7,184 and reflect a decrease in investment securities of $17,112 coupled with an increase in cash, due from banks and interest bearing deposits of $4,569 and an increase in bank-owned life insurance of $5,966. Deposits declined $8,737 and advances from Federal Home Loan Bank declined $8,000. The Company has continued to maintain a relatively high level of liquid funds in light of current economic conditions and volatility in the banking industry but has elected to invest a portion of these funds and funds obtained through deposit growth and loan repayments into the investment portfolio. Loan demand was weak during the first six months of 2011 and resulted in no loan growth The decrease in investment securities during the year was due primarily to certain called bonds and selected sales of high duration securities for interest rate risk management purposes.
The decrease in deposits was net of the repayment of approximately $23,528 in brokered deposits which totaled $160,204 at June 30, 2011 compared to $183,732 at December 31, 2010. NOW accounts decreased $12,867 and retail time deposits decreased $42,540. These decreases were offset by savings accounts which increased $56,680 and noninterest-bearing deposits which increased $11,189.
The annualized return on average assets for the Company was 0.64% for the six months ended June 30, 2011, compared to 0.38% for the same period last year.
The annualized return on average stockholders’ equity was 10.09% for the six months ended June 30, 2011, compared to 5.94% for the same period last year.
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

Table 3 — Average Balances, Income and Expenses, Yields and Rates

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
		Annualized			Annualized
		Average	Amount		Average	Amount
	Average	Yield or	Paid or	Average	Yield or	Paid or
	Amount	Rate	Earned	Amount	Rate	Earned
	(Dollars in thousands)
Interest-earning assets:
Loans	$881,038	5.78%	$12,827	$937,226	5.73%	$13,517
Investment securities
Taxable	524,054	3.07%	4,027	376,253	3.95%	3,714
Tax-exempt	48,533	3.98%	483	22,654	4.26%	241
Federal funds sold	—	0.00%	—	7,300	0.16%	3
Interest-bearing deposits in other banks	30,952	0.49%	38	66,515	0.57%	94

Total interest-earning assets	$1,484,577	4.66%	$17,375	$1,409,948	4.96%	$17,569

Interest-bearing liabilities:
Deposits	$1,272,288	1.21%	$3,842	$1,221,701	1.75%	$5,319
Securities sold under repurchase agreements	696	0.86%	1	1,390	1.44%	5
Other borrowings	77,606	3.43%	663	95,741	3.73%	891

Total interest-bearing liabilities	$1,350,590	1.34%	$4,506	$1,318,832	1.89%	$6,215

Net interest margin/income:		3.44%	$12,869		3.19%	$11,354

Table 4 — Average Balances, Income and Expenses, Yields and Rates

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
		Annualized			Annualized
		Average	Amount		Average	Amount
	Average	Yield or	Paid or	Average	Yield or	Paid or
	Amount	Rate	Earned	Amount	Rate	Earned
	(Dollars in thousands)
Interest-earning assets:
Loans	$880,580	5.77%	$25,455	$938,620	5.71%	$26,860
Investment securities
Taxable	525,598	3.00%	7,890	343,928	4.01%	6,901
Tax-exempt	46,879	4.01%	940	22,196	4.26%	473
Federal funds sold	—	0.00%	—	7,300	0.19%	7
Interest-bearing deposits in other banks	33,096	0.52%	85	75,928	0.48%	182

Total interest-earning assets	$1,486,153	4.62%	$34,370	$1,387,972	4.95%	$34,423

Interest-bearing liabilities:
Deposits	$1,276,307	1.25%	$7,922	$1,195,442	1.80%	$10,686
Securities sold under repurchase agreements	684	0.88%	3	2,219	1.44%	16
Other borrowings	80,262	3.46%	1,377	98,011	3.80%	1,845

Total interest-bearing liabilities	$1,357,253	1.38%	$9,302	$1,295,672	1.95%	$12,547

Net interest margin/income:		3.36%	$25,068		3.13%	$21,876

Second Quarter 2011 compared to Second Quarter 2010:
Net interest income increased $1,515 (13.34%) during the three month period as compared to the same period in 2010. Loan interest income decreased $690 (5.10%) in the three month period primarily as a result of decreased volume offset in part by slightly higher yields. Deposit interest expense decreased $1,477 (27.77%) in the three month period primarily as a result of declining deposit costs offset in part by growth in account balances. Annualized loan yields for the quarter increased slightly from 5.73% in the prior period to 5.78% and were somewhat impacted by decreases in levels of nonaccrual loans for the comparable periods. Nonaccrual loans resulted in the reversal of $106 in interest income in the current quarter compared to $161 in the 2010 quarter. Due to the low interest rate environment, the quarterly annualized average rate of interest bearing liabilities decreased from 1.89% to 1.34% at June 30, 2011 compared to June 30, 2010.
The Company’s net interest margin for the quarter was 3.44% as compared to 3.19% for the 2010 quarter. The increase in the net interest margin for the three month period was impacted by several factors, including decreased levels of nonaccrual loans, an increase in the average taxable investment portfolio of $147,801 (39.28%), a decrease in average loans of $56,188 (6.00%) and an increase in average deposits of $50,587 (4.14%).

Six Months Ended 2011 compared to Six Months Ended 2010:
Net interest income increased $3,192 (14.59%) during the six month period as compared to the same period in 2010. Loan interest income decreased $1,405 (5.23%) in the six month period primarily as a result of decreased volume offset in part by slightly higher yields. Deposit interest expense decreased $2,764 (25.87%) in the six month period primarily as a result of declining deposit costs offset in part by growth in account balances. Annualized loan yields for the year increased slightly from 5.71% to 5.77% and were somewhat impacted by decreases in levels of nonaccrual loans for the comparable periods. Nonaccrual loans resulted in the reversal of $174 in interest income compared to $499 in 2010. Due to the low interest rate environment, the annualized average rate of interest bearing liabilities decreased from 1.95% to 1.38% at June 30, 2011 compared to June 30, 2010.
The Company’s net interest margin for the six months ended June 30, 2011 was 3.36% as compared to 3.13% for the six months ended June 30, 2010. The increase in the net interest margin for the six month period was primarily impacted by several factors, including decreased levels of nonaccrual loans, an increase in the average taxable investment portfolio of $181,670 (52.82%), a decrease in average loans of $58,040 (6.18%) and an increase in average deposits of $80,865 (6.76%).
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

Table 5 — Rate/Volume Analysis

	Three Months Ended
	June 30, 2011 compared to June 30, 2010
	Increase (Decrease) due to
	Volume	Rate	Combined	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	(810)	128	(8)	(690)
Investment securities
Taxable	1,459	(823)	(323)	313
Tax-exempt	275	(16)	(18)	241
Federal funds sold	(3)	(3)	3	(3)
Interest-bearing deposits in other banks	(50)	(12)	7	(55)

Total interest-earning assets	871	(726)	(339)	(194)

Interest-bearing liabilities:
Deposits	220	(1,630)	(67)	(1,477)
Securities sold under repurchase agreements	(2)	(3)	1	(4)
Other borrowings	(169)	(73)	14	(228)

Total interest-bearing liabilities	49	(1,706)	(52)	(1,709)

Net change in net interest income				$1,515

Table 6 — Rate/Volume Analysis

	Six Months Ended
	June 30, 2011 compared to June 30, 2010
	Increase (Decrease) due to
	Volume	Rate	Combined	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	(1,661)	273	(17)	(1,405)
Investment securities
Taxable	3,645	(1,738)	(918)	989
Tax-exempt	526	(28)	(31)	467
Federal funds sold	(7)	(7)	7	(7)
Interest-bearing deposits in other banks	(103)	13	(7)	(97)

Total interest-earning assets	2,400	(1,487)	(966)	(53)

Interest-bearing liabilities:
Deposits	723	(3,266)	(221)	(2,764)
Federal funds purchased / securities sold under repurchase agreements	(11)	(6)	4	(13)
Other borrowings	(334)	(164)	30	(468)

Total interest-bearing liabilities	378	(3,436)	(187)	(3,245)

Net change in net interest income				$3,192

Provision for Loan Losses
The provision for loan losses is the charge to operating earnings necessary to maintain the allowance for loan losses at a level which, in management’s estimate, is adequate to cover the estimated amount of probable incurred losses in the loan portfolio. The provision for loan losses totaled $3,424 for the three months ended June 30, 2011 compared to $3,794 for the three months ended June 30, 2010 and $6,664 for the six months ended June 30, 2011 compared to $7,082 for the same period in 2010. See “Allowance for Loan Losses” for further analysis of the provision for loan losses.
Noninterest Income
Table 7 — Noninterest Income

	Three Months Ended				Six Months Ended
	June 30,		Variance		June 30,		Variance
	2011	2010	Amount	%	2011	2010	Amount	%
	(Dollars in thousands)				(Dollars in thousands)
Service charges and fees on deposits	$1,750	$1,748	$2	0.11%	$3,328	$3,343	$(15)	(0.45%)
Gain on sales of loans	1,720	2,223	(503)	(22.63%)	2,927	3,576	(649)	(18.15%)
Gain on sale of fixed assets	—	—	—	0.00%	17	27	(10)	(37.04%)
Investment securities gains (losses), net of other-than-temporary impairment	(30)	149	(179)	(120.13%)	56	162	(106)	(65.43%)
Retail investment income	507	416	91	21.88%	964	751	213	28.36%
Trust services fees	292	290	2	0.69%	565	577	(12)	(2.08%)
Increase in cash surrender value of bank-owned life insurance	248	223	25	11.21%	466	452	14	3.10%
Miscellaneous income	191	156	35	22.44%	404	317	87	27.44%

Total noninterest income	$4,678	$5,205	$(527)	(10.12%)	$8,727	$9,205	$(478)	(5.19%)

Second Quarter 2011 compared to Second Quarter 2010:
Noninterest income decreased $527 (10.12%) during the three month period as compared to the same period in 2010. The most significant change for the three month period was a decrease in gain on sales of loans due to reduced mortgage financing activity. Gain on sales of loans decreased $503 (22.63%). Increases in retail investment income, cash surrender value of bank-owned life insurance and miscellaneous income were offset by decrease in investment securities gains (losses), net of other-than-temporary impairment.
Six Months Ended 2011 compared to Six Months Ended 2010:
Noninterest income decreased $478 (5.19%) during the six month period as compared to the same period in 2010. The most significant change for the six month period was a decrease in gain on sales of loans due to reduced mortgage financing activity. Gain on sales of loans decreased $649 (18.15%). Increases in retail investment income, cash surrender value of bank-owned life insurance and miscellaneous income were offset by decreases in investment securities gains (losses), net of other-than-temporary impairment and services charges and fees on deposits.

Noninterest Expense
Table 8 — Noninterest Expense

	Three Months Ended				Six Months Ended
	June 30,		Variance		June 30,		Variance
	2011	2010	Amount	%	2011	2010	Amount	%
	(Dollars in thousands)				(Dollars in thousands)
Salaries and other personnel expense	$5,654	$5,915	$(261)	(4.41%)	$11,218	$11,409	$(191)	(1.67%)
Occupancy expenses	1,112	1,166	(54)	(4.63%)	2,227	2,337	(110)	(4.71%)
Marketing & business development	365	294	71	24.15%	699	588	111	18.88%
Processing expense	408	392	16	4.08%	820	758	62	8.18%
Legal and professional fees	350	403	(53)	(13.15%)	743	835	(92)	(11.02%)
Data processing expense	389	345	44	12.75%	738	690	48	6.96%
FDIC insurance	362	552	(190)	(34.42%)	979	1,093	(114)	(10.43%)
Communications expense	275	167	108	64.67%	452	339	113	33.33%
Loss (gain) on sale of other real estate	231	(28)	259	(925.00%)	213	(369)	582	(157.72%)
Provision for other real estate losses	135	442	(307)	(69.46%)	248	697	(449)	(64.42%)
Other operating expenses	782	914	(132)	(14.44%)	1,501	1,617	(116)	(7.17%)

Total noninterest expense	$10,063	$10,562	$(499)	(4.72%)	$19,838	$19,994	$(156)	(0.78%)

Second Quarter 2011 compared to Second Quarter 2010:
Noninterest expense decreased $499 (4.72%) during the three month period as compared to the same period in 2010. The most significant changes for the three month period were salaries and other personnel expense which decreased $261 (4.41%) due to lower full time equivalent employees (FTE’s) as compared to the same period in 2010 and accrued FDIC insurance expense which decreased $190 (34.42%) due to a lower accrual rate for deposit insurance beginning in the second quarter of 2011. Marketing, processing, communications and data processing expenses all increased but were offset by decreases in legal and professional expense, higher OREO losses and reduced valuation allowance provisions.
Occupancy expenses decreased $54 (4.63%) during the three month period and were primarily due to decreased depreciation expense as a result of certain assets becoming fully depreciated.
Other real estate expenses decreased $48 and resulted from a decreased level of additions to the OREO valuation allowance of $307 offset in part by an increase in losses on sales of OREO of $259 in the second quarter of 2011 as compared to 2010.

Communications expense increased $108 (64.67%) and was due to costs associated with changing carriers during the quarter. Processing expense increased $16 (4.08%) due to an increase in ATM processing fees in the second quarter of 2011 as compared to 2010.
Six Months Ended 2011 compared to Six Months Ended 2010:
Salaries and other personnel expense decreased $191 (1.67%) during the six month period as compared to the same period in 2010 and was due primarily to lower FTE’s.
Occupancy expenses decreased $110 (4.71%) during the six month period and were primarily due to decreased depreciation expense as a result of certain assets becoming fully depreciated.
Other real estate expenses increased $133 and resulted from a increased loss on sale of OREO of $582 offset in part by a decreased level of additions to the OREO valuation allowance of $449 in the first six months of 2011 as compared to 2010.
FDIC insurance expense decreased $114 (10.43%) and was due to a lower accrual rate for deposit insurance beginning in the second quarter of 2011 offset in part by higher balances of insured deposits. Processing expense increased $62 (8.18%) and was due to an increase in ATM processing fees in the first six months of 2011 as compared to 2010.
Income Taxes
The Company recognized income tax expense of $1,255 and $2,186 for the three and six months ended June 30, 2011 as compared to an income tax expense of $583 and $1,130 for the same periods in 2010. The significant increase in pretax income resulted in an increase in income tax expense and slightly higher effective income tax rate for the three and six month periods. The effective income tax rate for the three and six months ended June 30, 2011 was 30.91% and 29.97%, respectively.
At June 30, 2011, the Company maintains net deferred tax assets of $12,917. ASC 740-30-25 provides accounting guidance for determining when a company is required to record a valuation allowance on its deferred tax assets. A valuation allowance is required for deferred tax assets if, based on available evidence, it is more likely than not that all or some portion of the asset may not be realized due to the inability to generate sufficient taxable income in the period and/or of the character necessary to utilize the benefit of the deferred tax asset. In making this assessment, all sources of taxable income available to realize the deferred tax asset are considered including taxable income in prior carry-back years, future reversals of existing temporary differences, tax planning strategies and future taxable income exclusive of reversing temporary differences and carryforwards. Based on management’s assessment, no valuation allowance was deemed necessary at June 30, 2011.
The Company has no net operating loss carryforwards. The Company was able to carryback both the federal and state net operating losses (NOLs) sustained in 2009.

These carrybacks generated a federal tax refund of $2,755 that was received in the first quarter of 2010 and a state tax refund of $495 that has not been received as of June 30, 2011.
Loans
The following table presents the composition of the Company’s loan portfolio as of June 30, 2011 and December 31, 2010.
Table 9 — Loan Portfolio Composition

	June 30, 2011		December 31, 2010
	Amount	%	Amount	%
	(Dollars in thousands)
Commercial financial and agricultural	$185,106	21.18%	$189,128	21.64%

Real estate
Commercial	335,841	38.43%	327,458	37.46%
Residential	162,184	18.56%	157,680	18.04%
Acquisition, development and construction	175,771	20.12%	182,412	20.87%

Total real estate	673,796	77.11%	667,550	76.37%

Consumer
Direct	14,149	1.61%	15,643	1.79%
Indirect	597	0.07%	899	0.10%
Revolving	229	0.03%	870	0.10%

Total consumer	14,975	1.71%	17,412	1.99%

Deferred loan origination costs (fees)	(76)	0.00%	5	0.00%

Total	$873,801	100.00%	$874,095	100.00%

At June 30, 2011, the loan portfolio is comprised of 77.11% real estate loans. Commercial, financial and agricultural loans comprise 21.18%, and consumer loans comprise 1.71% of the portfolio.
Commercial real estate comprises 38.43% of the loan portfolio and consist of both non-owner occupied and owner occupied properties where the operations of the commercial entity provide the necessary cash flow to service the debt. For this portion of the real estate loan portfolio, repayment is not dependent upon the sale of the real estate held as collateral. Construction and development loans comprise 20.12% of the real estate loan portfolio and the Company has recognized significant losses in this portfolio. The Company carefully monitors the loans in this category since the repayment of these loans is generally dependent upon the sale of the real estate in the normal course of business and can be impacted by national and local economic conditions. New construction and absorption of existing real estate inventory in the Company’s primary market area of the Augusta-Richmond County, GA-SC MSA have slowed and prices have declined but less than the national rate. Conditions on certain loans the Company has made in markets outside the Company’s primary market area are outlined in Table 12. The residential category, 18.56% of the portfolio, represents those loans that the Company chooses to maintain in its portfolio rather than selling into the secondary market for marketing and competitive reasons and commercial loans secured by residential real estate.

The Company has no large loan concentrations to individual borrowers. Unsecured loans at June 30, 2011 totaled $14,865.
Interest reserves are established for certain ADC (acquisition development and construction) loans based on the feasibility of the project, the timeframe for completion, the creditworthiness of the borrower and guarantors, and collateral. An interest reserve allows the borrower’s interest cost to be capitalized and added to the loan balance. As a matter of practice the Banks do not generally establish loan funded interest reserves on ADC loans; however, the Company’s loan portfolio includes six loans with interest reserves at June 30, 2011, which were fully advanced at June 30, 2011 and December 31, 2010.
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

Nonperforming Assets
Non-performing assets include nonaccrual loans, loans past due 90 days or more, restructured loans and other real estate owned. Table 10 shows the current and prior period amounts of non-performing assets. Non-performing assets were $36,582 at June 30, 2011, compared to $34,000 at December 31, 2010 and $39,926 at June 30, 2010. Significant changes from December 2010 to June 2011 include a $3,723 increase in nonaccrual commercial real estate loans and a decrease of $2,695 in nonaccrual ADC loans. Total nonaccrual loans increased $1,527.
There were no loans past due 90 days or more and still accruing at June 30, 2011 compared to $69 at December 31, 2010 and $299 at June 30, 2010.
Troubled debt Restructurings (TDRs) are troubled loans on which the original terms have been modified in favor of the borrower or either principal or interest has been forgiven due to deterioration in the borrower’s financial condition. There were $4,733 in TDRs at June 30, 2011, of which $1,941 were on nonaccrual status. TDRs totaled $3,514 at December 31, 2010, of which $970 were on nonaccrual status, and $1,748 at June 30, 2010, of which $830 were on nonaccrual status.

Table 10 — Non-Performing Assets

	June 30, 2011	December 31, 2010	June 30, 2010
	(Dollars in thousands)
Nonaccrual loans:
Commercial financial and agricultural	$2,972	$2,924	$637
Real Estate:
Commercial	7,516	3,793	10,038
Residential	5,232	4,734	4,601
Acquisition, development and construction	9,258	11,953	16,054
Consumer	254	301	473

Total Nonaccrual loans	25,232	23,705	31,803

Restructured loans (1)	2,792	2,544	918
Other real estate owned	8,558	7,751	7,205

Total Non-performing assets	$36,582	$34,000	$39,926

Loans past due 90 days or more and still accruing interest	$—	$69	$299

Non-performing assets to total assets	2.29%	2.12%	2.53%

Non-performing assets to total loans and OREO	4.15%	3.86%	4.40%

Allowance for loan loss to total nonaccrual loans	112.59%	112.45%	74.92%

(1)	Restructured loans on nonaccrual status at period end are included under nonaccrual loans in the table.
The ratio of non-performing assets to total loans and other real estate was 4.15% at June 30, 2011 compared to 3.86% at December 31, 2010 and 4.40% at June 30, 2010. The ratio of allowance for loan losses to total nonaccrual loans was 112.59% at June 30, 2011 compared to 112.45% at December 31, 2010 and 74.92% at June 30, 2010. The resolution of non-performing assets continues to be a priority of management.
The following table presents a roll forward of other real estate owned for the six month period ended June 30, 2011 and 2010, respectively.

Table 11 — Other Real Estate Owned

	2011	2010
	(Dollars in thousands)

Beginning balance, January 1	$7,751	7,974
Additions	3,353	5,544
Increase in valuation allowance	(248)	(697)
Sales	(2,085)	(5,985)
(Loss) gain on sale of OREO	(213)	369

Ending balance, June 30	$8,558	7,205

The following table provides details of other real estate owned as of June 30, 2011 and 2010, respectively.

	2011	2010
	(Dollars in thousands)
Other Real Estate:
Single family developed lots	$1,641	$2,350
Residential land	1,853	—
1-4 Family residential	625	1,071
Commercial real estate	3,734	1,925
Condominums	2,827	2,827

	10,680	8,173

Valuation allowance	(2,122)	(968)

	$8,558	$7,205

The increase in other real estate owned is due to the continuing process of resolving problem loans. In the first six months of 2011, proceeds from sales of other real estate totaled $2,085. In addition, there was a $248 increase to the valuation allowance as a result of declining property values. The net decrease in nonaccrual loans from June 30, 2010 reflects a significant decline in ADC properties that the Company has been actively addressing over the past year. A significant portion of nonaccrual loans are collateral dependent ADC and residential real estate loans. The following table provides further information regarding the Company’s nonaccrual loans.

			Nonaccrual					Appraisal	Appraised
	Balance	Originated	Date	Trigger	Collateral	Allowance	Method	Date	Value
	(Dollars in thousands)
1-4 Family Residential	$1,086	05/08-06/08	12/14/10	financial condition	houses & land	$—	collateral value	03/11	$1,450
ADC Loan — Greenville	885	04/08 - 05/08	06/30/11	delinquency	lots	105	collateral value	04/08 - 05/08	6,455
Commercial Real Estate	3,789	03/10/08	06/30/11	delinquency	commercial bldg	370	collateral value	01/08 - 02/08	7,525
ADC Loan — Savannah, Georgia	1,312	09/30/08	05/06/10	delinquency	lots & land	—	collateral value	06/10	1,650
ADC Loan — CSRA	1,009	03/07-04/08	11/30/09	delinquency	lots & land	—	collateral value	03/11	1,075
Farmland & Equity lines	843	09/18/08	11/10-12/10	financial condition	house & land	—	collateral value	11/10 - 12/10	1,943
1-4 Family Residential	765	04/19/07	06/21/10	financial condition	house	—	collateral value	08/10	895
ADC Loan — Athens, Georgia	934	09/07/07	12/16/10	financial condition	lots & land	—	collateral value	03/11	1,038
ADC Loan — Athens, Georgia	1,974	08/06-01/07	01/28/09	delinquency	land & townhomes	—	collateral value	09/10 - 04/11	2,354
ADC Loan — Georgia Loan Participation	1,500	03/29/11	03/29/11	financial condition	land	—	collateral value	06/11	2,178

	$14,097

Other, net	11,135

Nonaccrual loans at June 30, 2011	$25,232

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
Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management’s analysis of risk in the loan portfolio. Loans determined to be uncollectible are charged to the allowance for loan losses and subsequent recoveries are added to the allowance. A provision for losses in the amount of $3,424 was charged to expense for the quarter ended June 30, 2011 compared to $3,794 for the 2010 quarter and $6,664 for the six months ended June 30, 2011 compared to $7,082 for the six months ended June 30, 2010.
Significant portions of the overall level of losses in 2011 relate to the charge off of specific reserve allowances on impaired loans. The following table provides selected asset quality information related to the acquisition, development and construction loan portfolio as of June 30, 2011 and December 31, 2010.

Table 12 — Acquisition Development and Construction Loans

	June 30,	December 31,
	2011	2010
	(Dollars in thousands)

CSRA — primary market area
Period-end loans	$146,511	$148,570
Impaired loans	3,137	4,492
Other classified/watch rated loans	19,877	27,719
Annualized charge-offs (recoveries) %	1.04%	2.20%
Specific reserve allowance / Impaired loans	0.00%	3.47%
General reserve allowance / Loans not impaired %	3.92%	3.43%
Allowance / Charge-offs	3.70	1.56

Savannah, Georgia
Period-end loans	$11,911	$10,985
Impaired loans	1,534	2,066
Other classified/watch rated loans	419	638
Annualized charge-offs (recoveries) %	5.04%	13.32%
Specific reserve allowance / Impaired loans	0.00%	8.47%
General reserve allowance / Loans not impaired %	3.06%	3.13%
Allowance / Charge-offs	0.53	0.31

Athens, Georgia
Period-end loans	$8,773	$11,178
Impaired loans	2,909	4,193
Other classified/watch rated loans	1,528	1,439
Annualized charge-offs (recoveries) %	13.59%	3.38%
Specific reserve allowance / Impaired loans	0.00%	0.00%
General reserve allowance / Loans not impaired %	11.34%	11.40%
Allowance / Charge-offs	0.56	2.11

ADC Participations — Georgia
Period-end loans	$6,500	$6,500
Impaired loans	—	—
Other classified/watch rated loans	6,500	6,500
Annualized charge-offs (recoveries) %	0.00%	22.52%
Specific reserve allowance / Impaired loans	0.00%	0.00%
General reserve allowance / Loans not impaired %	20.75%	15.00%
Allowance / Charge-offs	0	0.67

ADC Loans — Greenville
Period-end loans	$1,555	$1,673
Impaired loans	885	150
Other classified/watch rated loans	65	821
Annualized charge-offs (recoveries) %	(0.16%)	17.33%
Specific reserve allowance / Impaired loans	11.86%	0.00%
General reserve allowance / Loans not impaired %	10.99%	18.65%
Allowance / Charge-offs	(14.92)	0.21

ADC Participations — Florida
Period-end loans	$521	$3,506
Impaired loans	521	3,506
Other classified/watch rated loans	—	—
Annualized charge-offs (recoveries) %	44.10%	5.56%
Specific reserve allowance / Impaired loans	0.00%	25.33%
General reserve allowance / Loans not impaired %	0.00%	0.00%
Allowance / Charge-offs	—	4.55

At June 30, 2011 the ratio of allowance for loan losses to period end loans was 3.25% compared to 3.05% at December 31, 2010 and 2.65% at June 30, 2010. Net charge-offs totaled $4,911 of which $2,538, or 51.68%, were related to ADC loans. Of the ADC charge-offs $888 or 34.99% were related to collateral dependent ADC loan participations, $760 or 29.94% were related to ADC loans in the CSRA and $596 or 23.48% were related to ADC loans in the Athens, Georgia market. The provision for loan losses allocated to individual portfolio segments are affected by the calculation of average historical net loss rate factors and by the internal and external qualitative factors within each category. The loan loss provision allocated to the commercial, financial and agricultural portfolio was $1,581 and was affected in part by an increase in the adjusted historical loss factor and qualitative factors related to collateral values. The loan loss provision allocated to the ADC-CSRA portfolio was $1,290 and was affected in part by an increase in the level of substandard rated loans and qualitative factors related to trends in classified loans, collateral values and other external factors related to competition, legal and regulatory requirements. The loan loss provision allocated to the non owner occupied and owner occupied commercial real estate portfolio was $235 and $2,026 respectively and was affected in part by an increase in the level of impaired loans, substandard rated loans and qualitative factors related to trends in impaired, classified and rated loans. See note 3 to the Financial Statements.

Table 13 — Allowance for Loan Losses

	June 30,
	2011	2010
	(Dollars in thousands)
Total loans outstanding at end of period, net of unearned income	$873,801	$900,167

Average loans outstanding, net of unearned income	$869,604	$912,181

Balance of allowance for loan losses at beginning of year	$26,657	$22,338

Charge-offs:
Commercial, financial and agricultural	1,304	343
Real estate — commercial	627	463
Real estate — residential mortgage	764	564
Real estate — acquisition, development and construction	2,544	4,838
Consumer	73	290

Total charge-offs	5,312	6,498

Recoveries of previous loan losses:
Commercial, financial and agricultural	304	116
Real estate — commercial	—	5
Real estate — residential mortgage	8	33
Real estate — acquisition, development and construction	6	530
Consumer	83	220

Total recoveries	401	904

Net loan losses	4,911	5,594
Provision for loan losses	6,664	7,082

Balance of allowance for loan losses at end of period	$28,410	$23,826

Allowance for loan losses to period end loans	3.25%	2.65%
Annualized net charge-offs to average loans	1.14%	1.24%
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
Liquidity and Capital Resources
The Company has maintained adequate liquidity to meet operating and loan funding requirements despite the lack of such demand due to current market conditions. The loan to deposit ratio at June 30, 2011 was 62.33% compared to 61.96% at December 31, 2010 and 65.64% at June 30, 2010. The decrease in the loan to deposit ratio from June 30, 2010 to June 30, 2011 reflects the decreased demand for loans resulting from the slowing economy coupled with an increased level of deposits. Deposits at June 30, 2011 and December 31, 2010 include $160,204 and $183,732 of brokered certificates of deposit, respectively. GB&T and SB&T have also utilized borrowings from the Federal Home Loan Bank. They each maintain a line of credit with the Federal Home Loan Bank approximating 10% of their total assets. Federal Home Loan Bank advances are collateralized by eligible first mortgage loans, commercial real estate loans and investment securities. These borrowings totaled $52,000 at June 30, 2011. GB&T and SB&T maintain repurchase lines of credit with SunTrust Robinson Humphrey, Atlanta, Georgia, for advances up to $20,000 and $10,000, respectively, of which no amounts were outstanding at June 30, 2011. GB&T and SB&T have federal funds purchased accommodations with SunTrust Bank, Atlanta, Georgia for advances up to $10,000 and $3,750 respectively. GB&T also has a $10,000 repurchase line of credit with Center State Bank, Orlando, Florida. Additionally, liquidity needs can be supplemented by the structuring of the maturities of investment securities and the pricing and maturities on loans and deposits offered to customers. The Company also uses retail securities sold under repurchase agreements to fund operations. Retail securities sold under repurchase agreements were $611 at June 30, 2011.
Stockholders’ equity to total assets was 6.86% at June 30, 2011 compared to 6.22% at December 31, 2010 and 6.45% at June 30, 2010. The capital of the Company exceeded all required regulatory guidelines at June 30, 2011. The Company’s Tier 1 risk-based, total risk-based and leverage capital ratios were 12.53%, 13.92%, and 7.95%, respectively, at June 30, 2011.
The following table reflects the current regulatory capital levels in more detail, including comparisons to the regulatory minimums.

Table 14 — Regulatory Capital Requirements
June 30, 2011

			Required for capital
	Actual		adequacy purposes		Excess
	Amount	Percent	Amount	Percent	Amount	Percent
			(Dollars in thousands)
Southeastern Bank Financial Corporation

Risk-based capital:
Tier 1 capital	$127,236	12.53%	40,611	4.00%	86,625	8.53%
Total capital	141,300	13.92%	81,222	8.00%	60,078	5.92%
Tier 1 leverage ratio	127,236	7.95%	64,015	4.00%	63,221	3.95%

Georgia Bank & Trust Company

Risk-based capital:
Tier 1 capital	$112,035	12.53%	35,771	4.00%	76,264	8.53%
Total capital	123,388	13.80%	71,542	8.00%	51,846	5.80%
Tier 1 leverage ratio	112,035	7.90%	63,815	4.50%	48,220	3.40%

Southern Bank & Trust

Risk-based capital:
Tier 1 capital	$14,980	12.36%	4,848	4.00%	10,132	8.36%
Total capital	16,514	13.62%	9,696	8.00%	6,818	5.62%
Tier 1 leverage ratio	14,980	8.15%	7,352	4.00%	7,628	4.15%
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

Unfunded commitments to extend credit where contract amounts represent potential credit risk totaled $140,555 at June 30, 2011. These commitments are primarily at variable interest rates.
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
Table 15 — Commitments and Contractual Obligations

	Less than	1 - 3	3 - 5	More than
	1 Year	Years	Years	5 Years
		(Dollars in thousands)

Lines of credit	$140,555	—	—	—
Lease agreements	270	139	80	9
Deposits	1,224,307	148,415	28,672	606
Securities sold under repurchase agreements	611	—	—	—
FHLB advances	—	13,000	—	39,000
Subordinated debentures	—	2,947	—	20,000

Total commitments and contractual obligations	$1,365,743	$164,501	$28,752	$59,615

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2011, there were no substantial changes in the interest rate sensitivity analysis or the sensitivity of market value of portfolio equity for various changes in interest rates calculated as of December 31, 2010. A detailed discussion of market risk is provided in the Company’s 2010 Annual Report on Form 10-K.
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
Issuer Purchases of Equity Securities
On April 15, 2004, the Company announced the commencement of a stock repurchase program, pursuant to which it will, from time to time, repurchase up to 100,000 shares of its outstanding stock. The program does not have a stated expiration date. No stock repurchase programs were terminated during the second quarter of 2011 and there were no shares repurchased under the existing stock repurchase plan or otherwise during the second quarter.
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

101
Interactive Data Files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 in XBRL (eXtensible Business Reporting Language). Pursuant to Regulation 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

SOUTHEASTERN BANK FINANCIAL CORPORATION
Form 10-Q Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
SOUTHEASTERN BANK FINANCIAL CORPORATION

Date: July 29, 2011	By:	/s/ Darrell R. Rains Darrell R. Rains
Group Vice President, Chief Financial Officer
(Duly Authorized Officer of Registrant and
Principal Financial Officer)