Form 10-Q
period 2011-09-30
Southeastern Bank Financial CORP
filed 2011-10-28
CIK 880116

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2011.
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
6,677,667 shares of common stock, $3.00 par value per share, outstanding as of October 27, 2011.

SOUTHEASTERN BANK FINANCIAL CORPORATION
FORM 10-Q
INDEX

*	No information submitted under this caption

PART I
FINANCIAL INFORMATION
SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	September 30,
	2011	December 31,
	(Unaudited)	2010
Assets

Cash and due from banks	$74,260	$42,305
Interest-bearing deposits in other banks	8,992	22,810

Cash and cash equivalents	83,252	65,115

Investment securities
Available-for-sale	596,936	586,302
Held-to-maturity, at cost (fair values of $0 and $311, respectively)	—	310

Loans held for sale	23,504	12,775

Loans	838,777	874,095
Less allowance for loan losses	29,339	26,657

Loans, net	809,438	847,438

Premises and equipment, net	28,051	29,416
Accrued interest receivable	6,159	6,382
Bank-owned life insurance	30,446	24,178
Restricted equity securities	5,277	5,707
Other real estate owned	7,859	7,751
Prepaid FDIC assessment	3,537	4,784
Deferred tax asset	11,926	14,595
Other assets	3,041	2,352

	$1,609,426	$1,607,105

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	September 30,
	2011	December 31,
	(Unaudited)	2010
Liabilities and Stockholders’ Equity

Deposits
Noninterest-bearing	$135,465	$120,139
Interest-bearing:
NOW accounts	330,319	356,267
Savings	478,583	409,584
Money management accounts	41,937	36,937
Time deposits over $100	290,300	346,721
Other time deposits	124,668	141,089

	1,401,272	1,410,737

Securities sold under repurchase agreements	540	818
Advances from Federal Home Loan Bank	52,000	60,000
Accrued interest payable and other liabilities	17,268	12,645
Subordinated debentures	22,947	22,947

Total liabilities	1,494,027	1,507,147

Stockholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; 0 shares outstanding in 2011 and 2010, respectively	—	—
Common stock, $3.00 par value; 10,000,000 shares authorized; 6,677,059 and 6,675,147 shares issued and outstanding in 2011 and 2010, respectively	20,031	20,025
Additional paid-in capital	62,729	62,618
Retained earnings	27,580	19,548
Accumulated other comprehensive income (loss), net	5,059	(2,233)

Total stockholders’ equity	115,399	99,958

	$1,609,426	$1,607,105

See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
(Dollars in thousands, except share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Interest income:
Loans, including fees	$12,636	$13,611	$38,090	$40,471
Investment securities	4,450	4,169	13,280	11,543
Federal funds sold	—	2	—	9
Interest-bearing deposits in other banks	35	112	120	294

Total interest income	17,121	17,894	51,490	52,317

Interest expense:
Deposits	3,394	5,187	11,316	15,873
Securities sold under repurchase agreements	1	2	5	18
Other borrowings	637	912	2,014	2,757

Total interest expense	4,032	6,101	13,335	18,648

Net interest income	13,089	11,793	38,155	33,669

Provision for loan losses	3,535	4,759	10,198	11,841

Net interest income after provision for loan losses	9,554	7,034	27,957	21,828

Noninterest income:
Service charges and fees on deposits	1,729	1,802	5,057	5,145
Gain on sales of loans	2,097	2,877	5,024	6,453
Gain (loss) on sale of fixed assets	—	(1)	17	26
Investment securities gains, net	250	775	369	937
Other-than-temporary loss
Total impairment loss	(64)	(96)	(191)	(96)
Less loss recognized in other comprehensive income	(24)	—	(89)	—

Net impairment loss recognized in earnings	(40)	(96)	(102)	(96)
Retail investment income	444	497	1,408	1,248
Trust service fees	284	276	849	853
Increase in cash surrender value of bank-owned life insurance	302	257	768	709
Miscellaneous income	169	149	574	466

Total noninterest income	5,235	6,536	13,964	15,741

Noninterest expense:
Salaries and other personnel expense	5,990	6,115	17,208	17,524
Occupancy expenses	1,088	1,132	3,315	3,469
Other real estate losses, net	572	708	1,033	1,036
Other operating expenses	2,972	3,028	8,904	8,948

Total noninterest expense	10,622	10,983	30,460	30,977

Income before income taxes	4,167	2,587	11,461	6,592

Income tax expense	1,243	752	3,430	1,882

Net income	$2,924	$1,835	$8,031	$4,710

Comprehensive income	$5,637	$2,380	$15,323	$10,311

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income
(Dollars in thousands, except share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Basic net income per share	$0.44	$0.27	$1.20	$0.71

Diluted net income per share	$0.44	$0.27	$1.20	$0.71

Weighted average common shares outstanding	6,677,059	6,674,465	6,676,463	6,673,912

Weighted average number of common and common equivalent shares outstanding	6,677,059	6,674,465	6,676,463	6,673,912

See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net income	$8,031	$4,710
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,862	2,018
Deferred income tax benefit	(1,974)	(1,982)
Provision for loan losses	10,198	11,841
Net investment securities gains	(369)	(937)
Other-than-temporary impairment losses	102	96
Net amortization of premium on investment securities	2,301	1,057
Increase in CSV of bank-owned life insurance	(768)	(709)
Stock options compensation cost	95	181
Gain on disposal of premises and equipment	(17)	(26)
Deferred gain on the sale of other real estate	—	(17)
Loss (gain) on the sale of other real estate	222	(344)
Provision for other real estate valuation allowance	811	1,380
Gain on sales of loans	(5,024)	(6,453)
Real estate loans originated for sale	(171,672)	(244,807)
Proceeds from sales of real estate loans	165,968	238,612
Decrease (increase) in accrued interest receivable	223	(135)
Decrease in other assets	559	6,357
Increase in accrued interest payable and other liabilities	2,579	2,928

Net cash provided by operating activities	13,127	13,770

Cash flows from investing activities:
Proceeds from sales of securities	66,946	41,907
Proceeds from maturities and calls of available-for-sale securities	143,928	139,190
Proceeds from maturities and calls of held-to-maturity securities	—	180
Purchase of available-for-sale securities	(209,255)	(407,589)
Purchase of restricted equity securities	(38)	—
Proceeds from redemption of FHLB stock	468	426
Net decrease in loans	22,443	32,343
Purchase of bank-owned life insurance	(5,500)	—
Additions to premises and equipment	(520)	(290)
Proceeds from sale of other real estate	4,218	7,760
Proceeds from sale of premises and equipment	40	30

Net cash provided by (used in) investing activities	22,730	(186,043)

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010

Cash flows from financing activities:
Net (decrease) increase in deposits	(9,465)	154,819
Net decrease in securities sold under repurchase agreements	(278)	(2,750)
Payments of Federal Home Loan Bank advances	(8,000)	(10,000)
Proceeds from other borrowed funds	—	100
Proceeds from Directors’ stock purchase plan	23	18

Net cash (used in) provided by financing activities	(17,720)	142,187

Net increase (decrease) in cash and cash equivalents	$18,137	$(30,086)

Cash and cash equivalents at beginning of period	65,115	147,994

Cash and cash equivalents at end of period	$83,252	$117,908

Supplemental disclosures of cash paid during the period for:
Interest	$14,038	$18,780

Income taxes	$4,669	$(1,213)

Supplemental information on noncash investing activities:
Loans transferred to other real estate	$5,359	$7,911

See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2011
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
The financial statements for the three and nine months ended September 30, 2011 and 2010 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.
In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations and cash flows for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results of operations which the Company may achieve for the entire year.
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
In April 2011, the FASB amended existing guidance to assist creditors in determining whether a modification of the terms of a receivable meets the definition of a troubled debt restructuring (“TDR”). The guidance does not change previous standards that a restructuring of debt constitutes a TDR “if the creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider,” but provides clarification on determining whether a debtor is in financial difficulty and if a concession was granted. The guidance is effective for interim and annual periods beginning on or after June 15, 2011, and should be applied retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. The adoption of this guidance did not have a material effect on the Company’s results of operations or financial position, but did require expansion of the Company’s disclosures.
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

Note 2 — Investment Securities
The following tables summarize the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio at September 30, 2011 and December 31, 2010 and the corresponding amounts of unrealized gains and losses therein.

	September 30, 2011
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
	(Dollars in thousands)
Available-for-sale
Obligations of U.S. Government agencies	$175,434	1,160	(29)	176,565
Obligations of states and political subdivisions	89,267	4,597	(14)	93,850
Mortgage backed securities
U.S. GSE’s* MBS — residential	159,498	4,540	(124)	163,914
U.S. GSE’s CMO	115,230	1,777	(353)	116,654
Other CMO	2,293	—	(195)	2,098
Corporate bonds	44,891	129	(1,165)	43,855

	$586,613	12,203	(1,880)	596,936

*	Government sponsored entities

	December 31, 2010
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
	(Dollars in thousands)
Available-for-sale
Obligations of U.S. Government agencies	$202,153	527	(1,763)	200,917
Obligations of states and political subdivisions	67,137	318	(3,337)	64,118
Mortgage backed securities
U.S. GSE’s MBS — residential	141,524	1,880	(1,679)	141,725
U.S. GSE’s CMO	139,208	1,756	(630)	140,334
Other CMO	3,382	50	(359)	3,073
Corporate bonds	36,551	467	(885)	36,133
Equity securities	2	—	—	2

	$589,957	4,998	(8,653)	586,302

Held-to-maturity
Obligations of states and political subdivisions	$310	1	—	311

	$310	1	—	311

Proceeds from sales of securities and the associated gains (losses) for the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars in thousands)		(Dollars in thousands)

Proceeds	$6,962	$21,543	$66,946	$41,907
Gross Gains	233	822	672	1,178
Gross Losses	—	(70)	(358)	(284)
The amortized cost and fair value of the investment securities portfolio excluding equity securities are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2011
	Amortized	Estimated
	cost	fair value
	(Dollars in thousands)
Available-for-sale:
One year or less	$161	163
After one year through five years	24,155	24,175
After five years through ten years	75,124	76,401
After ten years	487,173	496,197

	$586,613	596,936

The following tables summarize the investment securities with unrealized losses at September 30, 2011 and December 31, 2010, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position.

	September 30, 2011
	Less than 12 months		12 months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
	(Dollars in thousands)
Temporarily impaired
Obligations of U.S. Government agencies	$15,499	25	2,587	4	18,086	29
Obligations of states and political subdivisions	1,299	14	—	—	1,299	14
Mortgage backed securities
U.S. GSE’s MBS — residential	7,725	28	427	96	8,152	124
U.S. GSE’s CMO	25,125	296	5,476	57	30,601	353
Other CMO	291	16	1,315	160	1,606	176
Corporate bonds	11,711	447	11,441	718	23,152	1,165

	$61,650	826	21,246	1,035	82,896	1,861

Other-than-temporarily impaired
Mortgage backed securities
Other CMO	$—	—	492	19	492	19

	$61,650	826	21,738	1,054	83,388	1,880

	December 31, 2010
	Less than 12 months		12 months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
	(Dollars in thousands)
Temporarily impaired
Obligations of U.S. Government agencies	$99,306	1,763	—	—	99,306	1,763
Obligations of states and political subdivisions	45,906	3,245	2,309	92	48,215	3,337
Mortgage backed securities
U.S. GSE’s MBS — residential	81,783	1,538	509	141	82,292	1,679
U.S. GSE’s CMO	46,776	630	—	—	46,776	630
Other CMO	—	—	2,085	359	2,085	359
Corporate bonds	22,385	481	3,880	404	26,265	885

	$296,156	7,657	8,783	996	304,939	8,653

Other-Than-Temporary Impairment — September 30, 2011
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
As of September 30, 2011, the Company’s security portfolio consisted of 358 securities, 45 of which were in an unrealized loss position. Of these securities with unrealized losses, 97.71% were related to the Company’s mortgage-backed and corporate securities as discussed below.
Mortgage-backed Securities
At September 30, 2011, $280,568 or approximately 99.26% of the Company’s mortgage-backed securities were issued by U.S. government-sponsored entities and agencies, primarily the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Government National Mortgage Association (“Ginnie Mae”), institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2011.
The Company’s mortgage-backed securities portfolio also includes five non-agency collateralized mortgage obligations with a market value of $2,098 which had unrealized losses of approximately $195 at September 30, 2011. These non-agency securities were rated AAA at purchase.
At September 30, 2011, four of these non-agency securities were rated below investment grade and a cash flow analysis was performed. According to our model, none of these securities were considered other-than-temporarily impaired. The assumptions used in the model include expected future default rates, loss severity and prepayments. The model also takes into account the structure of the security including credit support. Based on these assumptions the model calculates and projects the timing and amount of interest and principal payments expected for the security. In addition the model was used to “stress” each security, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the security could no longer fully support repayment. During the first quarter of 2011, one of the non-agency mortgage-backed securities was considered to be other-than-temporarily impaired with an OTTI loss of $127, of which $62 was recognized in earnings. An additional OTTI loss of $64, of which $40 was recognized in earnings, was taken on this security during the third quarter of 2011. This security remains classified as available-for-sale at September 30, 2011.

At September 30, 2011, the fair values of three collateralized mortgage obligations totaling $1,722 were measured using Level 3 inputs because the market for them has become illiquid, as indicated by few, if any, trades during the period. The discount rates used in the valuation model were based on a yield of 10% that the market would require for collateralized mortgage obligations with maturities and risk characteristics similar to the securities being measured.
Corporate Securities
The Company holds twenty-two corporate securities totaling $43,855, of which fourteen had an unrealized loss of $1,165. The Company’s unrealized losses on corporate securities relate primarily to its investment in single issuer corporate and corporate trust preferred securities. At September 30, 2011, seven securities to three issuers were not rated. None of the issuers were in default but in January of 2011 the Company was notified that two trust preferred securities totaling $1,250 to two issuers not rated had elected to defer interest payments. The issuers are both bank holding companies with operations in the Southeast. One of the issuers of $1,000 of such securities announced a successful capital raise which was completed in the first quarter of 2011 and during the third quarter this issuer brought current all interest previously deferred. The Company considered several factors including the financial condition and near term prospects of the issuers and concluded that the decline in fair value was primarily attributable to temporary illiquidity and the financial crisis affecting these markets and not necessarily the expected cash flows of the individual securities. Although one issuer continues to indicate they will defer payments going forward, the Company has considered the capital position of the subsidiary banks, the liquidity of the holding company, the existence and severity of publicly available regulatory agreements, and the fact that these deferrals are coming after the most severe impact of the national and regional recession. The prospect of capital formation in the current market, improving operating results of the industry overall have caused the Company to conclude that a return to normal subsidiary dividends and thus interest payments on the debt for these issuers is reasonably assured at this time. Because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2011.

At September 30, 2011, the fair values of four corporate securities totaling $2,446 were measured using Level 3 inputs because the market for them has become illiquid, as indicated by few, if any, trades during the period. The discount rates used in the valuation model were based on a yield of 10% or current spreads to U.S. Treasury rates of long-term corporate debt obligations with maturities and risk characteristics similar to the subordinated debentures being measured. An additional adjustment to the discount rate for illiquidity in the market for subordinated debentures was not considered necessary based on the illiquidity premium already present in the spreads used to estimate the discount rate.
The table below presents a roll forward of the credit losses recognized in earnings for the nine month period ended September 30, 2011.

Beginning balance, January 1, 2011	$571
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	—
Additions/Subtractions
Amounts realized for securities sold during the period	—
Amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	—
Reductions for increase in cash flows expected to be collected that are recognized over the remaining life of the security	—
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	102

Ending balance, September 30, 2011	$673

Total other-than-temporary impairment recognized in accumulated other comprehensive income for the nine month period was $89 as of September 30, 2011.
Other-Than-Temporary Impairment — September 30, 2010
As of September 30, 2010, the Company’s security portfolio consisted of 305 securities, 52 of which were in an unrealized loss position. The majority or 95.00% of unrealized losses were related to the Company’s mortgage-backed and corporate securities. Based on management’s evaluation at September 30, 2010, one security was determined to be other-than-temporarily impaired, as discussed below.

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
The Company’s mortgage-backed securities portfolio also includes five non-agency collateralized mortgage obligations with a market value of $3,858, of which four had unrealized losses of approximately $87 at September 30, 2010. These non-agency securities were rated AAA at purchase.
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
Corporate Securities
The Company holds nineteen corporate securities totaling $32,990, of which seven had an unrealized loss of $273. The Company’s unrealized losses on corporate securities relate primarily to its investment in single issuer corporate and corporate trust preferred securities. At September 30, 2010 two of the corporate securities were rated below investment grade. The Company considered several factors including the financial condition and near term prospects of the issuers and concluded that the decline in fair value was primarily attributable to temporary illiquidity and the financial crisis affecting these markets and not necessarily the expected cash flows of the individual securities. Because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2010.

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
The table below presents a roll forward of the credit losses recognized in earnings for the nine month period ended September 30, 2010.

Beginning balance, January 1, 2010	$475
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	96
Additions/Subtractions
Amounts realized for securities sold during the period	—
Amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	—
Reductions for increase in cash flows expected to be collected that are recognized over the remaining life of the security	—
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	—

Ending balance, September 30, 2010	$571

Total other-than-temporary impairment recognized in accumulated other comprehensive income for the nine month period ended September 30, 2010 was not material.

Note 3 — Loans
The following table summarizes loans at September 30, 2011 and December 31, 2010.

	September 30, 2011	December 31, 2010
	(Dollars in thousands)

Commercial, financial, and agricultural	$160,567	189,128
Real estate:
Commercial	338,205	327,458
Residential	158,826	157,680
Acquisition, development and construction	165,745	182,412
Consumer installment	15,338	17,412

	$838,681	874,090

Less allowance for loan losses	29,339	26,657
Less deferred loan origination fees (costs)	(96)	(5)

	$809,438	847,438

The following tables present the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2011 and December 31, 2010.

	September 30, 2011
	Commercial,
	Financial, and	CRE - Owner	CRE - Non Owner	Residential	ADC	ADC
	Agricultural	Occupied	Occupied	Real Estate	CSRA	Other	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$3,463	3,921	4,777	5,372	5,097	3,396	631	26,657
Charge-offs	1,154	621	621	1,605	1,255	2,260	526	8,042
Recoveries	154	5	—	23	—	6	338	526
Provision	1,391	2,926	1,117	1,510	1,067	2,122	65	10,198

Ending balance	$3,854	6,231	5,273	5,300	4,909	3,264	508	29,339

Ending balance attributable to loans:
Individually evaluated for impairment	125	—	—	35	—	—	—	160
Collectively evaluated for impairment	3,729	6,231	5,273	5,265	4,909	3,264	508	29,179

	$3,854	6,231	5,273	5,300	4,909	3,264	508	29,339

Loans:
Individually evaluated for impairment	2,396	4,231	6,494	4,584	4,646	4,547	133	27,031
Collectively evaluated for impairment	158,171	187,596	139,884	154,242	134,944	21,608	15,205	811,650

	$160,567	191,827	146,378	158,826	139,590	26,155	15,338	838,681

	December 31, 2010
	Commercial,
	Financial, and	CRE - Owner	CRE - Non Owner	Residential	ADC	ADC
	Agricultural	Occupied	Occupied	Real Estate	CSRA	Other	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$—	3	210	42	156	1,063	—	1,474
Collectively evaluated for impairment	3,463	3,918	4,567	5,330	4,941	2,333	631	25,183

	$3,463	3,921	4,777	5,372	5,097	3,396	631	26,657

Loans:
Individually evaluated for impairment	1,744	519	3,407	4,971	4,492	9,915	—	25,048
Collectively evaluated for impairment	187,384	183,944	139,588	152,709	144,078	23,927	17,412	849,042

	$189,128	184,463	142,995	157,680	148,570	33,842	17,412	874,090

The following tables present loans individually evaluated for impairment by class of loans as of September 30, 2011 and December 31, 2010.

	September 30, 2011
			Allowance for	Average		Cash Basis
	Unpaid Principal	Recorded	Loan Losses	Recorded	Interest Income	Interest Income
	Balance (1)	Investment	Allocated	Investment	Recognized	Recognized
	(Dollars in thousands)
With no related allowance recorded: (2)
Commercial, financial, and agricultural:
Commerical	$100	100	—	100	—	—
Financial	—	—	—	—	—	—
Agricultural	1,299	1,299	—	1,324	31	31
Equity lines	732	732	—	732	—	—
Other	—	—	—	—	—	—
Commercial real estate:
Owner occupied	4,231	4,231	—	4,530	13	13
Non Owner occupied	6,494	6,499	—	6,487	—	—
Residential real estate:
Secured by first liens	4,185	4,187	—	4,736	13	13
Secured by junior liens	239	239	—	428	9	9
Acquisition, development and construction:
Residential	—	—	—	—	—	—
Other	9,193	9,193	—	11,921	—	—
Consumer	133	133	—	133	—	—

	26,606	26,613	—	30,391	66	66

With an allowance recorded:
Commercial, financial, and agricultural:
Commerical	72	72	10	3	—	—
Financial	—	—	—	—	—	—
Agricultural	193	193	115	88	—	—
Equity lines	—	—	—	—	—	—
Other	—	—	—	—	—	—
Commercial real estate:
Owner occupied	—	—	—	—	—	—
Non Owner occupied	—	—	—	—	—	—
Residential real estate:
Secured by first liens	160	161	35	160	—	—
Secured by junior liens	—	—	—	—	—	—
Acquisition, development and construction:
Residential	—	—	—	—	—	—
Other	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

	425	426	160	251	—	—

	$27,031	27,039	160	30,642	66	66

(1)	The Unpaid Principal Balance is net of any partial charge-offs.

(2)	No specific allowance for credit losses is allocated to these loans since they are sufficiently collateralized or had charge-offs.

	December 31, 2010
			Allowance for
	Unpaid Principal	Recorded	Loan Losses
	Balance	Investment	Allocated
	(Dollars in thousands)
With no related allowance recorded:
Commercial, financial, and agricultural:
Commerical	$8	8	—
Financial	—	—	—
Agricultural	1,016	1,016	—
Equity lines	720	720	—
Other	—	—	—
Commercial real estate:
Owner occupied	390	390	—
Non Owner occupied	180	180	—
Residential real estate:
Secured by first liens	1,742	1,742	—
Secured by junior liens	—	—	—
Acquisition, development and construction:
Residential	636	636	—
Other	5,987	5,987	—
Consumer	—	—	—

	10,679	10,679	—

With an allowance recorded:
Commercial, financial, and agricultural:
Commerical	—	—	—
Financial	—	—	—
Agricultural	—	—	—
Equity lines	—	—	—
Other	—	—	—
Commercial real estate:
Owner occupied	129	129	3
Non Owner occupied	3,227	3,230	210
Residential real estate:
Secured by first liens	3,229	3,234	42
Secured by junior liens	—	—	—
Acquisition, development and construction:
Residential	156	156	—
Other	7,628	7,638	1,219
Consumer	—	—	—

	14,369	14,387	1,474

	$25,048	25,066	1,474

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.
The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2011 and December 31, 2010.

	September 30, 2011
		Loans Past Due
		90 Days or More
	Nonaccrual	Still Accruing
	(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$382	—
Financial	—	—
Agricultural	1,912	—
Equity lines	1,553	—
Other	—	—
Commercial real estate:
Owner occupied	4,363	—
Non Owner occupied	5,345	—
Residential real estate:
Secured by first liens	3,904	—
Secured by junior liens	311	—
Acquisition, development and construction:
Residential	4	—
Other	9,368	—
Consumer	270	—

	$27,412	—

	December 31, 2010
		Loans Past Due
		90 Days or More
	Nonaccrual	Still Accruing
	(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$190	—
Financial	—	—
Agricultural	1,250	—
Equity lines	1,136	—
Other	348	—
Commercial real estate:
Owner occupied	1,207	—
Non Owner occupied	2,586	—
Residential real estate:
Secured by first liens	4,551	69
Secured by junior liens	183	—
Acquisition, development and construction:
Residential	1,275	—
Other	10,678	—
Consumer	301	—

	$23,705	69

The following tables present the aging of the recorded investment in past due loans as of September 30, 2011 and December 31, 2010 by class of loans.

	September 30, 2011
	30 - 89 Days	90 Days or	Nonaccrual	Total	Loans Not
	Past Due	More Past Due	Loans	Past Due	Past Due	Total
	(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$148	—	382	530	95,669	96,199
Financial	—	—	—	—	3,307	3,307
Agricultural	136	—	1,912	2,048	12,627	14,675
Equity lines	139	—	1,553	1,692	37,915	39,607
Other	—	—	—	—	6,779	6,779
Commercial real estate:
Owner occupied	2,187	—	4,363	6,550	185,282	191,832
Non Owner occupied	1,176	—	5,345	6,521	139,852	146,373
Residential real estate:
Secured by first liens	1,058	—	3,904	4,962	144,310	149,272
Secured by junior liens	47	—	311	358	9,196	9,554
Acquisition, development and construction:
Residential	—	—	4	4	38,934	38,938
Other	1,972	—	9,368	11,340	115,467	126,807
Consumer	167	—	270	437	14,901	15,338

	$7,030	—	27,412	34,442	804,239	838,681

	December 31, 2010
	30 - 89 Days	90 Days or	Nonaccrual	Total	Loans Not
	Past Due	More Past Due	Loans	Past Due	Past Due	Total
	(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$170	—	190	360	117,786	118,146
Financial	—	—	—	—	3,588	3,588
Agricultural	—	—	1,250	1,250	12,940	14,190
Equity lines	214	—	1,136	1,350	41,687	43,037
Other	—	—	348	348	9,819	10,167
Commercial real estate:
Owner occupied	317	—	1,207	1,524	182,939	184,463
Non Owner occupied	521	—	2,586	3,107	139,888	142,995
Residential real estate:
Secured by first liens	2,417	69	4,551	7,037	140,238	147,275
Secured by junior liens	155	—	183	338	10,067	10,405
Acquisition, development and construction:
Residential	—	—	1,275	1,275	41,538	42,813
Other	121	—	10,678	10,799	128,800	139,599
Consumer	31	—	301	332	17,080	17,412

	$3,946	69	23,705	27,720	846,370	874,090

Troubled Debt Restructurings:
The Company has troubled debt restructurings (TDRs) with a balance of $4,572 and $3,514 included in impaired loans at September 30, 2011 and December 31, 2010, respectively. Specific reserves of $45 and $80 have been allocated to customers whose loan terms have been modified in TDRs as of September 30, 2011 and December 31, 2010. The Company is not committed to lend additional amounts as of September 30, 2011 and December 31, 2010 to customers with outstanding loans that are classified as TDRs. The following table presents TDRs as of September 30, 2011.

	September 30, 2011
		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding
	Loans	Recorded Investment	Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings:
Commercial, financial, and agricultural:
Commerical	1	$72	$72
Financial	—	—	—
Agricultural	—	—	—
Equity lines	—	—	—
Other	—	—	—
Commercial real estate:
Owner occupied	3	711	580
Non Owner occupied	5	2,527	2,047
Residential real estate:
Secured by first liens	7	2,121	1,739
Secured by junior liens	2	143	83
Acquisition, development and construction:
Residential	—	—	—
Other	—	—	—
Consumer	2	53	51

Total	20	$5,627	$4,572

During the periods ended September 30, 2011 and 2010, the terms of certain loans were modified as TDRs. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.
Modifications involving a reduction of the stated interest rate of the loan were for rate reductions ranging from 2.00% to 5.00%. Modifications involving an extension of the maturity date were for periods ranging from 2 months to 84 months.

The following table presents loans by class modified as TDRs that occurred during the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding	Number of	Outstanding	Outstanding
	Loans	Recorded Investment	Recorded Investment	Loans	Recorded Investment	Recorded Investment
	(Dollars in thousands)			(Dollars in thousands)
Troubled Debt Restructurings:
Commercial, financial, and agricultural:
Commerical	1	$72	$72	1	$126	$117
Financial	—	—	—	—	—	—
Agricultural	—	—	—	—	—	—
Equity lines	—	—	—	—	—	—
Other	—	—	—	—	—	—
Commercial real estate:
Owner occupied	1	193	187	—	—	—
Non Owner occupied	—	—	—	1	196	185
Residential real estate:
Secured by first liens	1	161	161	—	—	—
Secured by junior liens	—	—	—	1	48	44
Acquisition, development and construction:
Residential	—	—	—	—	—	—
Other	—	—	—	—	—	—
Consumer	1	33	32	—	—	—

Total	4	$459	$452	3	$370	$346

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding	Number of	Outstanding	Outstanding
	Loans	Recorded Investment	Recorded Investment	Loans	Recorded Investment	Recorded Investment
	(Dollars in thousands)			(Dollars in thousands)
Troubled Debt Restructurings:
Commercial, financial, and agricultural:
Commerical	1	$72	$72	1	$126	$117
Financial	—	—	—	—	—	—
Agricultural	—	—	—	—	—	—
Equity lines	—	—	—	—	—	—
Other	—	—	—	—	—	—
Commercial real estate:
Owner occupied	3	711	580	1	131	130
Non Owner occupied	1	76	75	3	1,831	1,802
Residential real estate:
Secured by first liens	5	1,044	552	—	—	—
Secured by junior liens	2	143	83	1	48	44
Acquisition, development and construction:
Residential	—	—	—	—	—	—
Other	—	—	—	—	—	—
Consumer	2	53	51	—	—	—

Total	14	$2,099	$1,413	6	$2,136	$2,093

The TDRs described above increased the allowance for loan losses by $170 and $410 for the three and nine months ended September 30, 2011 and resulted in charge-offs of $125 and $365 for the three and nine months ended September 30, 2011, respectively.
For the three and nine months ended September 30, 2010, the TDRs described above increased the allowance for loan losses by $0 and $350, respectively. There were no charge-offs taken on these TDRs for the three and nine months ended September 30, 2010.

Charge-offs on such loans are factored into the rolling historical loss rate, which is used in the calculation of the allowance for loan losses.
A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. During the nine months ended September 30, 2011, one residential real estate loan with a recorded investment of $10 at September 30, 2011 defaulted resulting in a $36 charge-off during the third quarter of 2011. There were no TDRs with payment defaults during the nine months ended September 30, 2010. As of September 30, 2011, all other TDRs are performing according to their modified terms.
The terms of certain other loans were modified during the nine month period ended September 30, 2011 and 2010 that did not meet the definition of a TDR. These loans have a total recorded investment as of September 30, 2011 and 2010 of $10,453 and $8,210, respectively. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.
In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.
Certain loans which were modified during the nine month period ended September 30, 2011 and 2010 and did not meet the definition of a TDR, as the modification was a delay in a payment that was considered to be insignificant, had delays in payment ranging from 30 days to 4 months.
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
Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of September 30, 2011 and December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows.

	September 30, 2011
	Pass	Watch	Substandard	Doubtful
	(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$87,763	5,127	3,309	—
Financial	954	2,353	—	—
Agricultural	10,102	1,927	2,646	—
Equity lines	36,692	1,114	1,801	—
Other	5,846	328	605	—
Commercial real estate:
Owner occupied	163,709	13,622	14,501	—
Non Owner occupied	114,798	23,861	7,714	—
Residential real estate:
Secured by first liens	129,525	11,057	8,690	—
Secured by junior liens	8,230	926	398	—
Acquisition, development and construction:
Residential	37,974	760	204	—
Other	93,399	10,888	22,520	—
Consumer	14,466	397	475	—

	$703,458	72,360	62,863	—

	December 31, 2010
	Pass	Watch	Substandard	Doubtful
	(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$103,337	8,074	6,735	—
Financial	1,103	2,485	—	—
Agricultural	9,343	2,609	2,238	—
Equity lines	39,144	1,915	1,978	—
Other	8,893	926	348	—
Commercial real estate:
Owner occupied	157,155	22,329	4,979	—
Non Owner occupied	119,160	16,579	7,256	—
Residential real estate:
Secured by first liens	124,261	14,837	8,177	—
Secured by junior liens	9,418	708	279	—
Acquisition, development and construction:
Residential	38,374	2,721	1,718	—
Other	92,514	23,285	23,800	—
Consumer	16,247	567	598	—

	$718,949	97,035	58,106	—

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

Assets and Liabilities Measured on a Recurring Basis
The following tables present the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as of September 30, 2011 and December 31, 2010.

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	September 30,	Identical Assets	Observable Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Available-for-sale securities
Obligations of U.S. Government agencies	$176,565	53,030	123,535	—
Obligations of states and political subdivisions	93,850	—	93,850	—
Mortgage-backed securities
U.S. GSE’s MBS — residential	163,914	—	163,478	436
U.S. GSE’s CMO	116,654	—	116,654	—
Other CMO	2,098	—	376	1,722
Corporate bonds	43,855	—	41,409	2,446

Total available-for-sale securities	$596,936	53,030	539,302	4,604

Tax credits	296	—	—	296

Loans held for sale	23,504	—	23,504	—

Mortgage banking derivatives	49	—	49	—

	$620,785	53,030	562,855	4,900

Liabilities:
Interest rate swap derivatives	2,044	—	2,044	—

	$2,044	—	2,044	—

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Available-for-sale securities
Obligations of U.S. Government agencies	$200,917	31,405	169,512	—
Obligations of states and political subdivisions	64,118	—	64,118	—
Mortgage-backed securities
U.S. GSE’s MBS — residential	141,725	—	141,216	509
U.S. GSE’s CMO	140,334	985	139,349	—
Other CMO	3,073	—	663	2,410
Corporate bonds	36,133	—	25,395	10,738
Equity securities	2	2	—	—

Total available-for-sale securities	$586,302	32,392	540,253	13,657

Tax credits	356	—	—	356

Loans held for sale	12,775	—	12,775	—

Mortgage banking derivatives	2	—	2	—

Total	$599,435	32,392	553,030	14,013

During the nine months ended September 30, 2011, six U.S. agency securities with a market value of $15,564 were transferred out of Level 2 and into Level 1. During the first quarter of 2011, eight corporate securities with a market value of $7,278 were transferred out of Level 3 and into Level 2 based on observable market data for these securities due to increased market activity for these securities. The tables below present a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of September 30, 2011 and 2010.

	Fair Value Measurements Using Significant Unobservable Inputs
		(Level 3)
		Available-for-sale
	Tax credits	Securities	Total
	(Dollars in thousands)
Beginning balance, January 1, 2011	$356	13,657	14,013
Total gains or losses (realized/unrealized)
Included in earnings
Gain (loss) on sales	—	—	—
Other-than-temporary impairment	—	(102)	(102)
Amortization of tax credit investment	(60)	—	(60)
Included in other comprehensive income	—	(1,673)	(1,673)
Purchases, sales, issuances and settlements
Purchases	—	—	—
Sales	—	—	—
Issuances	—	—	—
Settlements	—	—	—
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	(7,278)	(7,278)

Ending balance, September 30, 2011	$296	4,604	4,900

	Fair Value Measurements Using Significant Unobservable Inputs
		(Level 3)
		Available-for-sale
	Tax credits	Securities	Total
	(Dollars in thousands)

Beginning balance, January 1, 2010	$435	14,365	14,800
Total gains or losses (realized/unrealized)
Included in earnings
Gain (loss) on sales	—	(122)	(122)
Other-than-temporary impairment	—	(96)	(96)
Amortization of tax credit investment	(60)	—	(60)
Included in other comprehensive income	—	1,940	1,940
Purchases, sales, issuances and settlements
Purchases	—	—	—
Sales	—	(1,790)	(1,790)
Issuances	—	—	—
Settlements	—	—	—
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—

Ending balance, September 30, 2010	$375	14,297	14,672

Assets and Liabilities Measured on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2011 and December 31, 2010 are summarized below.

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	September 30,	Identical Assets	Observable Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired loans
Commercial, financial, and agricultural	$240	—	—	240
Real estate:
Commercial	7,196	—	—	7,196
Residential	3,174	—	—	3,174
Acquisition, development and construction	7,498	—	—	7,498
Consumer installment	82	—	—	82

Total impaired loans (1)	$18,190	—	—	18,190

Other real estate owned	7,859	—	—	7,859

Total	$26,049	—	—	26,049

(1)	Includes loans directly charged down to fair value.

		Quoted Prices in
		Active Markets for		Significant
		Identical	Significant Other	Unobservable
	December 31,	Assets	Observable Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired loans
Commercial, financial, and agricultural	$—	—	—	—
Real estate:
Commercial	3,143	—	—	3,143
Residential	3,187	—	—	3,187
Acquisition, development and construction	6,565	—	—	6,565
Consumer installment	—	—	—	—

Total impaired loans	$12,895	—	—	12,895

Other real estate owned	7,751	—	—	7,751

Total	$20,646	—	—	20,646

The following represents impairment charges recognized during the period:
Impaired loans, which are measured for impairment using the fair value of collateral for collateral dependent loans, had a carrying amount of $18,350, with a valuation allowance of $160, resulting in an additional provision for loan losses of $1,057 and $3,934 for the three and nine months ended September 30, 2011, respectively. Impaired loans that are not carried at fair value had a carrying amount of $8,681 at September 30, 2011.
As of December 31, 2010, impaired loans had a carrying amount of $14,369, with a valuation allowance of $1,474, resulting in an additional provision for loan losses of $6,831 for the year ending 2010. Impaired loans that are not carried at fair value had a carrying amount of $10,679 at December 31, 2010.
Other real estate owned, which is carried at lower of cost or fair value, was $7,859 which consisted of the outstanding balance of $10,371, less a valuation allowance of $2,512, resulting in a write down of $563 and $811 for the three and nine months ended September 30, 2011, respectively.
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

The fair value of loans is calculated using discounted cash flows by loan type. The discount rate used to determine the present value of the loan portfolio is an estimated market rate that reflects the credit and interest rate risk inherent in the loan portfolio without considering widening credit spreads due to market illiquidity. The estimated maturity is based on the Company’s historical experience with repayments adjusted to estimate the effect of current market conditions. The carrying amount of related accrued interest receivable, due to its short-term nature, approximates its fair value, is not significant and is not disclosed. The carrying amount of real estate loans originated for sale approximates their fair value. The allowance for loan losses is considered a reasonable discount for credit risk.

(c)	Deposits

Fair values for certificates of deposit have been determined using discounted cash flows. The discount rate used is based on estimated market rates for deposits of similar remaining maturities. The carrying amounts of all other deposits, due to their short-term nature, approximate their fair values. The carrying amount of related accrued interest payable, due to its short-term nature, approximates its fair value, is not significant and is not disclosed.

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

(g)	Commitments

The difference between the carrying values and fair values of commitments to extend credit are not significant and are not disclosed.
The carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011
	Carrying	Estimated
	amount	fair value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$83,252	83,252
Loans, net	832,942	832,913
Financial liabilities:
Deposits with stated maturities	414,968	418,317
Deposits without stated maturities	986,304	986,304
Securities sold under repurchase agreements	540	540
Advances from FHLB	52,000	58,734
Subordinated debentures	22,947	15,120

	December 31, 2010
	Carrying	Estimated
	amount	fair value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$65,115	65,115
Loans, net	860,213	858,505
Financial liabilities:
Deposits with stated maturities	487,810	491,867
Deposits without stated maturities	922,927	922,927
Securities sold under repurchase agreements	818	818
Advances from FHLB	60,000	64,615
Subordinated debentures	22,947	14,978
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
Summary information about the interest rate swaps designated as cash flow hedges as of September 30, 2011 is as follows:

September 30, 2011
(Dollars in thousands)
Notional Amounts	$10,000
Weighted average pay rates	5.35%
Weighted average receive rates	1.65%
Weigted average maturity	16.75 years
Unrealized losses	$2,044
The swaps are forward starting and have effective dates of March 15, 2012 and June 15, 2012. No interest income (expense) has been recorded on these swap transactions during 2011. When interest income (expense) is recorded it will be reported as a component of interest expense in other borrowings.
If the fair value falls below specified levels, the Company is required to pledge collateral against these derivative contract liabilities. As of September 30, 2011, the Company had pledged $1,984 with the counterparty. Under certain circumstances, including a downgrade of its credit rating below specified levels, the counterparty is required to pledge collateral against these derivative contract liabilities. As of September 30, 2011, no collateral had been received from the counterparty.

Note 6 — Comprehensive Income
Other comprehensive income for the Company consists of changes in net unrealized gains and losses on investment securities available-for-sale and interest rate swap derivatives. The following table presents total comprehensive income as of September 30, 2011 and 2010.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars in thousands)		(Dollars in thousands)

Net income	$2,924	$1,835	$8,031	$4,710
Other comprehensive income:
Net change in unrealized derivative losses	(1,938)	—	(2,044)	—
Net change in unrealized investment gains	6,588	1,556	14,245	9,899
Reclassification adjustment for investment gains, net of OTTI included in net income	(210)	(679)	(267)	(841)
Tax effect	(1,727)	(332)	(4,643)	(3,457)

Other comprehensive income	2,713	545	7,292	5,601

Total comprehensive income	$5,637	$2,380	$15,323	$10,311

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
On August 2, 2011, the Company filed an Interagency Bank Merger Act Application with the appropriate regulatory agencies for approval of a merger between GB&T and SB&T with GB&T the surviving entity. The consolidation is intended to lower the Company’s cost structure while allowing GB&T and the former SB&T to continue with operating autonomy in areas that impact customer relationships. On October 20, 2011, the regulatory agencies approved the merger. Management anticipates the two banks will merge operations in the fourth quarter of 2011. The Company anticipates, but has not quantified, cost savings to occur in the areas of information technology, audit and regulatory exam expense and other back office operational costs.
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
The Company’s services include the origination of residential and commercial real estate loans, construction and development loans, and commercial and consumer loans. The Company also offers a variety of deposit programs, including noninterest-bearing demand, interest checking, money management, savings, and time deposits. In the primary market area, Augusta-Richmond County, GA-SC metropolitan area, the Company had 19.46% of all deposits and was the second largest depository institution at June 30, 2011, as cited from the Federal Deposit Insurance Corporation’s website. Securities sold under repurchase agreements are also offered. Additional services include wealth management, trust, retail investment, and mortgage. As a matter of practice, most mortgage loans are sold in the secondary market; however, some mortgage loans are placed in the portfolio based on asset/liability management strategies. The Company continues to concentrate on increasing its market share through various new deposit and loan products and other financial services and by focusing on customer relationship management philosophy. The Company is committed to building life-long relationships with its customers, employees, shareholders, and the communities it serves.

The Company’s primary source of income is from its lending activities followed by interest income from its investment activities, service charges and fees on deposits, and gain on sales of mortgage loans in the secondary market. Interest income on loans decreased during the first nine months of 2011 as compared to the first nine months of 2010 and is due primarily to decreased loan volume. Interest income on investment securities increased primarily due to a significantly larger investment portfolio but the increase was limited by declining yields on the portfolio. The average portfolio yield has decreased in part due to declining market interest rates which caused higher yielding securities to be called. Decreases in non-sufficient funds (“NSF”) income on retail checking accounts, due primarily to decreased economic activity, were mostly offset by increases in ATM/Debit card income for the first nine months of 2011. For the nine month period, gain on sales of loans decreased and resulted primarily from decreased mortgage refinancing activity during the first nine months of the year. Investment securities gains decreased on a net basis during the first nine months of 2011 as compared to the same period last year due in part to selected sales of higher duration securities to reduce exposure to rising interest rates and a settlement of $149 with an institution regarding premium amortization on certain bonds purchased in 2010.
Table 1 — Selected Financial Data

	September 30,	December 31,	September 30,
	2011	2010	2010
	(Dollars in thousands)

Assets	$1,609,426	$1,607,105	$1,646,725
Investment securities	596,936	586,612	541,859
Loans	838,777	874,095	888,596
Deposits	1,401,272	1,410,737	1,435,353

Annualized return on average total assets	0.67%	0.44%	0.41%
Annualized return on average equity	10.18%	6.81%	6.33%
The Company continues to focus on the net interest margin, regulatory capital levels, liquidity management, asset quality and risk mitigation. Asset levels have remained relatively flat due to the Company’s focus on improving regulatory capital levels and have been driven by a $9,465 decrease in deposits during the first nine months of 2011, most of which occurred in the second quarter. Loan balances have trended lower as demand has remained weak while investment portfolio balances have increased over the comparable periods in order to obtain an improvement in net interest income.

Annualized return on average total assets and annualized return on average equity have improved in 2011 as compared to 2010. The increased returns were due primarily to increased net interest income and somewhat decreased provision for loan losses. Net income for the nine months ended September 30, 2011 was $8,031 compared to $4,710 for the same period in 2010. The effects of the economic downturn continue to negatively affect financial results primarily through a lack of loan demand and a continued elevated level of provision for loan losses.
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

Critical Accounting Estimates
The accounting and financial reporting policies of the Company and its subsidiaries conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Of these policies, management has identified the allowance for loan losses, determining the fair values of financial instruments including other real estate owned, derivatives, investment securities, and other-than-temporary impairment as critical accounting estimates that requires difficult, subjective judgment and are important to the presentation of the financial condition and results of operations of the Company.
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

Fair Value of Financial Instruments
A significant portion of the Company’s assets are financial instruments carried at fair value. This includes securities available-for-sale, loans held for sale, certain impaired loans, tax credits, derivatives and other real estate owned. At September 30, 2011 and December 31, 2010 the percentage of total assets measured at fair value was 40.19% and 38.58%, respectively. The majority of assets carried at fair value are based on either quoted market prices or market prices for similar instruments. At September 30, 2011 4.78% of assets measured at fair value were based on significant unobservable inputs. This represents approximately 1.92% of the Company’s total assets. See Note 4 “Fair Value Measurements” in the “Notes to Consolidated Financial Statements” herein for additional disclosures regarding the fair value of financial instruments.
Other Real Estate Owned
Assets acquired through or instead of loan foreclosure are initially recorded at fair value less estimated costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed. Costs related to the development and improvement of real estate owned are capitalized.
Interest Rate Swap Derivatives
The fair value of interest rate swap derivatives is determined based on discounted cash flow valuation models using observable market data as of the measurement date. The fair value adjustment is included in other liabilities. See Note 1 “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” herein for additional disclosures regarding the fair value of financial instruments.
Investment Securities
The fair values for available-for-sale securities are generally based upon quoted market prices or observable market prices for similar instruments. These values take into account recent market activity as well as other market observable data such as interest rate, spread and prepayment information. When market observable data is not available, which generally occurs due to the lack of liquidity for certain securities, the valuation of the security is subjective and may involve substantial judgment. The Company conducts periodic reviews to identify and evaluate each available-for-sale security that has an unrealized loss for other-than-temporary impairment. An unrealized loss exists when the fair value of an individual security is less than its amortized cost basis. The primary factors the Company considers in determining whether an impairment is other-than-temporary are the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and whether the Company intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis. As of September 30, 2011, the Company had approximately $4,604 of available-for-sale securities, which is approximately 0.29% of total assets, valued using unobservable inputs (Level 3). These securities were primarily non-agency mortgage-backed securities and subordinated debentures issued by financial institutions.

Results of Operations
Net income for the first nine months of 2011 was $8,031, an increase of $3,321 compared with net income of $4,710 for the first nine months of 2010. The increase in net income was primarily a result of an increase in net interest income of $4,486 due primarily to declining costs of deposits and an increased level of investments.
Noninterest income decreased a net of $1,777 or 11.29% for the nine months ended September 30, 2011 and resulted primarily from decreases in gain on sales of loans and investment securities offset in part by an increase in retail investment income and cash surrender value of bank-owned life insurance. Gain on sales of loans decreased $1,429 or 22.14% as mortgage production decreased in the first nine months of 2011. Retail investment income increased $160 or 12.82% due to increased brokerage activity. Net investment securities gains year to date are $369 as compared to net securities gains of $937 in 2010.
Noninterest expense totaled $30,460 for the nine months ended September 30, 2011, a decrease of $517 or 1.67% compared to the same period ended September 30, 2010. Notable changes included a decrease in FDIC insurance of $279 and a decrease in salaries and other personnel expense of $316.
Table 2 — Selected Balance Sheet Data

	September 30,	December 31,	Variance
	2011	2010	Amount	%
	(Dollars in thousands)
Cash, due from banks and interest-bearing deposits	$83,252	$65,115	$18,137	27.85%
Investment securities	596,936	586,612	10,324	1.76%
Loans	838,777	874,095	(35,318)	(4.04%)
Other real estate owned	7,859	7,751	108	1.39%
Assets	1,609,426	1,607,105	2,321	0.14%
Deposits	1,401,272	1,410,737	(9,465)	(0.67%)
Securities sold under repurchase agreements	540	818	(278)	(33.99%)
Advances from Federal Home Loan Bank	52,000	60,000	(8,000)	(13.33%)
Liabilities	1,494,027	1,507,147	(13,120)	(0.87%)
Stockholders’ equity	115,399	99,958	15,441	15.45%
Table 2 highlights significant changes in the balance sheet at September 30, 2011 as compared to December 31, 2010. Total assets increased $2,321 and reflect an increase in investment securities of $10,324 coupled with an increase in cash, due from banks and interest bearing deposits of $18,137 and an increase in bank-owned life insurance of $6,268. Total liabilities decreased $13,120 and reflect a decrease in deposits of $9,465 and a decrease in advances from Federal Home Loan Bank of $8,000. Somewhat offsetting this decrease was a $4,623 increase in accrued interest payable and other liabilities, which reflects $2,044 in unrealized losses on interest rate swap derivatives.

The Company has continued to maintain a relatively high level of liquid funds in light of current economic conditions and volatility in the banking industry but has elected to invest a portion of these funds and funds obtained through deposit growth and loan repayments into the investment portfolio. Loan demand was weak during the first nine months of 2011 and resulted in a decrease in loans of $35,318. The change in investment securities during the year included maturities and calls of bonds and selected sales of high duration securities for interest rate risk management purposes. These changes coupled with reinvestment of proceeds contributed to the average yield of the taxable investment portfolio to decline from 3.77% to 3.00%.
The decrease in deposits was net of the repayment of approximately $28,390 in brokered deposits which totaled $155,342 at September 30, 2011 compared to $183,732 at December 31, 2010. NOW accounts decreased $25,948 and retail time deposits decreased $72,842. These decreases were offset by savings accounts which increased $68,999 and noninterest-bearing deposits which increased $15,326.
The annualized return on average assets for the Company was 0.67% for the nine months ended September 30, 2011, compared to 0.41% for the same period last year.
The annualized return on average stockholders’ equity was 10.18% for the nine months ended September 30, 2011, compared to 6.33% for the same period last year.
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

Table 3 — Average Balances, Income and Expenses, Yields and Rates

	Three Months Ended Sept. 30, 2011			Three Months Ended Sept. 30, 2010
		Annualized			Annualized
		Average	Amount		Average	Amount
	Average	Yield or	Paid or	Average	Yield or	Paid or
	Amount	Rate	Earned	Amount	Rate	Earned
	(Dollars in thousands)
Interest-earning assets:
Loans	$877,342	5.66%	$12,636	$922,049	5.80%	$13,611
Investment securities
Taxable	520,963	3.03%	3,940	459,384	3.41%	3,915
Tax-exempt	53,117	3.84%	510	24,072	4.22%	254
Federal funds sold	—	0.00%	—	4,870	0.16%	2
Interest-bearing deposits in other banks	17,997	0.76%	35	75,084	0.59%	112

Total interest-earning assets	$1,469,419	4.60%	$17,121	$1,485,459	4.75%	$17,894

Interest-bearing liabilities:
Deposits	$1,262,385	1.07%	$3,394	$1,276,453	1.61%	$5,187
Securities sold under repurchase agreements	642	0.62%	1	520	1.54%	2
Other borrowings	74,947	3.37%	637	95,673	3.78%	912

Total interest-bearing liabilities	$1,337,974	1.20%	$4,032	$1,372,646	1.76%	$6,101

Net interest margin/income:		3.51%	$13,089		3.12%	$11,793

Table 4 — Average Balances, Income and Expenses, Yields and Rates

	Nine Months Ended Sept. 30, 2011			Nine Months Ended Sept. 30, 2010
		Annualized			Annualized
		Average	Amount		Average	Amount
	Average	Yield or	Paid or	Average	Yield or	Paid or
	Amount	Rate	Earned	Amount	Rate	Earned
	(Dollars in thousands)
Interest-earning assets:
Loans	$879,489	5.73%	$38,090	$933,036	5.74%	$40,471
Investment securities
Taxable	525,168	3.00%	11,830	382,836	3.77%	10,816
Tax-exempt	47,849	4.04%	1,450	22,828	4.24%	727
Federal funds sold	—	0.00%	—	6,481	0.19%	9
Interest-bearing deposits in other banks	28,008	0.57%	120	75,644	0.52%	294

Total interest-earning assets	$1,480,514	4.61%	$51,490	$1,420,825	4.88%	$52,317

Interest-bearing liabilities:
Deposits	$1,271,616	1.19%	$11,316	$1,222,743	1.74%	$15,873
Securities sold under repurchase agreements	670	1.04%	5	1,647	1.46%	18
Other borrowings	78,470	3.43%	2,014	97,223	3.79%	2,757

Total interest-bearing liabilities	$1,350,756	1.32%	$13,335	$1,321,613	1.89%	$18,648

Net interest margin/income:		3.41%	$38,155		3.13%	$33,669

Third Quarter 2011 compared to Third Quarter 2010:
Net interest income increased $1,296 (10.99%) during the three month period as compared to the same period in 2010. Loan interest income decreased $975 (7.16%) in the three month period primarily as a result of decreased volumes and slightly lower yields. Nonaccrual loans resulted in the reversal of $59 in interest income in the current quarter compared to $66 in the 2010 quarter. Deposit interest expense decreased $1,793 (34.57%) in the three month period primarily as a result of declining deposit costs on the Company’s checking and savings products. Due to the low interest rate environment, the quarterly annualized average rate of interest bearing liabilities decreased from 1.76% at September 30, 2010 to 1.20% at September 30, 2011.
The Company’s net interest margin for the quarter was 3.51% as compared to 3.12% for the 2010 quarter. The increase in the net interest margin for the three month period was impacted primarily by decreased costs of interest bearing deposits offset in part by declining loans, loan yields and investment portfolio yields. In addition, the Company added to its tax exempt portfolio during the quarter. Average taxable investment securities increased $61,579 (13.40%) while the average yield decreased from 3.41% to 3.03%. Average tax exempt investment securities increased $29,045 (120.66%) while the average yield decreased from 4.22% to 3.84%. Average loans decreased $44,707 (4.85%) with the average yield decreasing from 5.80% to 5.66%. Average interest bearing deposits decreased $14,068 (1.10%) while the average rate paid decreased from 1.61% to 1.07%.
Nine Months Ended 2011 compared to Nine Months Ended 2010:
Net interest income increased $4,486 (13.32%) during the nine month period as compared to the same period in 2010. Loan interest income decreased $2,381 (5.88%) in the nine month period primarily as a result of decreased volume. Deposit interest expense decreased $4,557 (28.71%) in the nine month period primarily as a result of declining deposit costs offset in part by growth in account balances. Annualized loan yields for the year were unchanged and were somewhat impacted by decreases in levels of average nonaccrual loans for the comparable periods offset by lower rates on loan renewals and the repayment of higher yielding loans. Nonaccrual loans resulted in the reversal of $233 in interest income compared to $566 in the same period in 2010. Due to the low interest rate environment, the annualized average rate of interest bearing liabilities decreased from 1.89% at September 30, 2010 to 1.32% at September 30, 2011.
The Company’s net interest margin for the nine months ended September 30, 2011 was 3.41% as compared to 3.13% for the nine months ended September 30, 2010. The increase in the net interest margin for the nine month period was impacted primarily by decreased cost of interest bearing deposits offset in part by declining loans and investment portfolio yields. In addition, the Company added to its tax exempt portfolio during the comparable nine month periods. Average taxable investment securities increased $142,332 (37.18%) while the average yield decreased from 3.77% to 3.00%. Average tax exempt investment securities increased $25,021 (109.61%) while the average yield decreased from 4.24% to 4.04%. Average loans decreased $53,547 (5.74%) with the average yield remaining virtually flat at 5.73%. Average interest bearing deposits increased $48,873 (4.00%) while the average rate paid decreased from 1.74% to 1.19%.

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
Table 5 — Rate/Volume Analysis

	Three Months Ended
	September 30, 2011 compared to September 30, 2010
	Increase (Decrease) due to
	Volume	Rate	Combined	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	(660)	(331)	16	(975)
Investment securities
Taxable	525	(441)	(59)	25
Tax-exempt	306	(23)	(27)	256
Federal funds sold	(2)	(2)	2	(2)
Interest-bearing deposits in other banks	(85)	34	(26)	(77)

Total interest-earning assets	84	(763)	(94)	(773)

Interest-bearing liabilities:
Deposits	(57)	(1,755)	19	(1,793)
Securities sold under repurchase agreements	0	(1)	(0)	(1)
Other borrowings	(197)	(99)	21	(275)

Total interest-bearing liabilities	(254)	(1,855)	40	(2,069)

Net change in net interest income				$1,296

Table 6 — Rate/Volume Analysis

	Nine Months Ended
	September 30, 2011 compared to September 30, 2010
	Increase (Decrease) due to
	Volume	Rate	Combined	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	(2,323)	(62)	4	(2,381)
Investment securities
Taxable	4,021	(2,192)	(815)	1,014
Tax-exempt	797	(35)	(39)	723
Federal funds sold	(9)	(9)	9	(9)
Interest-bearing deposits in other banks	(185)	30	(19)	(174)

Total interest-earning assets	2,301	(2,268)	(860)	(827)

Interest-bearing liabilities:
Deposits	634	(4,991)	(200)	(4,557)
Federal funds purchased / securities sold under repurchase agreements	(10)	(6)	3	(13)
Other borrowings	(532)	(262)	51	(743)

Total interest-bearing liabilities	92	(5,259)	(146)	(5,313)

Net change in net interest income				$4,486

Provision for Loan Losses
The provision for loan losses is the charge to operating earnings necessary to maintain the allowance for loan losses at a level which, in management’s estimate, is adequate to cover the estimated amount of probable incurred losses in the loan portfolio. The provision for loan losses totaled $3,535 for the three months ended September 30, 2011 compared to $4,759 for the three months ended September 30, 2010 and $10,198 for the nine months ended September 30, 2011 compared to $11,841 for the same period in 2010. See “Allowance for Loan Losses” for further analysis of the provision for loan losses.

Noninterest Income
Table 7 — Noninterest Income

	Three Months Ended				Nine Months Ended
	September 30,		Variance		September 30,		Variance
	2011	2010	Amount	%	2011	2010	Amount	%
	(Dollars in thousands)				(Dollars in thousands)

Service charges and fees on deposits	$1,729	$1,802	$(73)	(4.05%)	$5,057	$5,145	$(88)	(1.71%)
Gain on sales of loans	2,097	2,877	(780)	(27.11%)	5,024	6,453	(1,429)	(22.14%)
Gain (loss) on sale of fixed assets	—	(1)	1	NM	17	26	(9)	(34.62%)
Investment securities gains (losses), net of other-than-temporary impairment	210	679	(469)	(69.07%)	267	841	(574)	(68.25%)
Retail investment income	444	497	(53)	(10.66%)	1,408	1,248	160	12.82%
Trust services fees	284	276	8	2.90%	849	853	(4)	(0.47%)
Increase in cash surrender value of bank-owned life insurance	302	257	45	17.51%	768	709	59	8.32%
Miscellaneous income	169	149	20	13.42%	574	466	108	23.18%

Total noninterest income	$5,235	$6,536	$(1,301)	(19.91%)	$13,964	$15,741	$(1,777)	(11.29%)

Third Quarter 2011 compared to Third Quarter 2010:
Noninterest income decreased $1,301 (19.91%) during the three month period as compared to the same period in 2010. The most significant change for the three month period was a decrease in gain on sales of loans due to reduced mortgage financing activity. Gain on sales of loans decreased $780 (27.11%). Also contributing to the decrease was service charges and fees on deposits which decreased $73 (4.05%) primarily due to decreased consumer overdraft fees due to decreased economic activity and regulatory changes in how fees are charged. Investment securities gains (losses), net of other-than-temporary impairment decreased $469 (69.07%). Cash surrender value of bank-owned life insurance increased due to purchases of additional policies in 2011.
Nine Months Ended 2011 compared to Nine Months Ended 2010:
Noninterest income decreased $1,777 (11.29%) during the nine month period as compared to the same period in 2010. The most significant change for the nine month period was a decrease in gain on sales of loans due to reduced mortgage financing activity. Gain on sales of loans decreased $1,429 (22.14%). Increases in retail investment income, cash surrender value of bank-owned life insurance and miscellaneous income were offset by decreases in investment securities gains (losses), net of other-than-temporary impairment and service charges and fees on deposits.

Noninterest Expense
Table 8 — Noninterest Expense

	Three Months Ended				Nine Months Ended
	September 30,		Variance		September 30,		Variance
	2011	2010	Amount	%	2011	2010	Amount	%
	(Dollars in thousands)				(Dollars in thousands)
Salaries and other personnel expense	$5,990	$6,115	$(125)	(2.04%)	$17,208	$17,524	$(316)	(1.80%)
Occupancy expenses	1,088	1,132	(44)	(3.89%)	3,315	3,469	(154)	(4.44%)
Marketing & business development	341	315	26	8.25%	1,040	903	137	15.17%
Processing expense	457	392	65	16.58%	1,277	1,150	127	11.04%
Legal and professional fees	446	468	(22)	(4.70%)	1,189	1,302	(113)	(8.68%)
Data processing expense	453	347	106	30.55%	1,191	1,037	154	14.85%
FDIC insurance	374	538	(164)	(30.48%)	1,352	1,631	(279)	(17.11%)
Communications expense	211	160	51	31.88%	663	500	163	32.60%
Loss (gain) on sale of other real estate	9	25	(16)	(64.00%)	222	(344)	566	(164.53%)
Provision for other real estate losses	563	683	(120)	(17.57%)	811	1,380	(569)	(41.23%)
Other operating expenses	690	808	(118)	(14.60%)	2,192	2,425	(233)	(9.61%)

Total noninterest expense	$10,622	$10,983	$(361)	(3.29%)	$30,460	$30,977	$(517)	(1.67%)

Third Quarter 2011 compared to Third Quarter 2010:
Noninterest expense decreased $361 (3.29%) during the three month period as compared to the same period in 2010. The most significant changes for the three month period were accrued FDIC insurance expense which decreased $164 (30.48%) due to a lower accrual rate for deposit insurance beginning in the second quarter of 2011, salaries and other personnel expense which decreased $125 (2.04%) due to lower full time equivalent employees (FTE’s) as compared to the same period in 2010 and lower provision for other real estate losses which decreased $120 (17.57%). Marketing, processing, communications and data processing expenses all increased during the comparable periods.
Occupancy expenses decreased $44 (3.89%) during the three month period and were primarily due to decreased depreciation expense as a result of certain assets becoming fully depreciated.
Other real estate expenses decreased $136 and resulted primarily from a decreased level of additions to the OREO valuation allowance of $120.
Communications expense increased $51 (31.88%) and was due to costs associated with changing carriers. Processing expense increased $65 (16.58%) due to an increase in ATM processing fees in the third quarter of 2011 as compared to the same quarter of 2010.

Nine Months Ended 2011 compared to Nine Months Ended 2010:
Salaries and other personnel expense decreased $316 (1.80%) during the nine month period as compared to the same period in 2010 and was due primarily to lower FTE’s resulting from the closing of the Athens branch and the Greenville loan office.
Occupancy expenses decreased $154 (4.44%) during the nine month period and were primarily due to decreased depreciation expense as a result of certain assets becoming fully depreciated.
Other real estate expenses decreased $3 and resulted from an increased loss on sale of OREO of $566 offset by a decreased level of additions to the OREO valuation allowance of $569 in the first nine months of 2011 as compared to 2010.
FDIC insurance expense decreased $279 (17.11%) and was due to a lower accrual rate and assessment base for deposit insurance beginning in the second quarter of 2011. Processing expense increased $127 (11.04%) and was due to an increase in ATM processing fees in the first nine months of 2011 as compared to the same period in 2010.
Income Taxes
The Company recognized income tax expense of $1,243 and $3,430 for the three and nine months ended September 30, 2011 as compared to an income tax expense of $752 and $1,882 for the same periods in 2010. The significant increase in pretax income resulted in an increase in income tax expense and a slightly higher effective income tax rate for the three and nine month periods. The effective income tax rate for the three and nine months ended September 30, 2011 was 29.83% and 29.93%, respectively.
At September 30, 2011, the Company maintains net deferred tax assets of $11,926. A valuation allowance is required for deferred tax assets if, based on available evidence, it is more likely than not that all or some portion of the asset may not be realized due to the inability to generate sufficient taxable income in the period and/or of the character necessary to utilize the benefit of the deferred tax asset. In making this assessment, all sources of taxable income available to realize the deferred tax asset are considered including taxable income in prior carry-back years, future reversals of existing temporary differences, tax planning strategies and future taxable income exclusive of reversing temporary differences and carryforwards. Based on management’s assessment, no valuation allowance was deemed necessary at September 30, 2011.
The Company has no net operating loss carryforwards. The Company was able to carryback both the federal and state net operating losses (NOLs) sustained in 2009. These carrybacks generated a federal tax refund of $2,755 that was received in the first quarter of 2010 and a state tax refund of $495, of which $494 was received in the third quarter of 2011.

Loans
The following table presents the composition of the Company’s loan portfolio as of September 30, 2011 and December 31, 2010.
Table 9 — Loan Portfolio Composition

	September 30, 2011		December 31, 2010
	Amount	%	Amount	%
	(Dollars in thousands)
Commercial financial and agricultural	$160,567	19.14%	$189,128	21.64%

Real estate
Commercial	338,205	40.32%	327,458	37.46%
Residential	158,826	18.94%	157,680	18.04%
Acquisition, development and construction	165,745	19.76%	182,412	20.87%

Total real estate	662,776	79.02%	667,550	76.37%

Consumer
Direct	14,470	1.72%	15,643	1.79%
Indirect	495	0.06%	899	0.10%
Revolving	373	0.04%	870	0.10%

Total consumer	15,338	1.82%	17,412	1.99%

Deferred loan origination costs (fees)	96	0.02%	5	0.00%

Total	$838,777	100.00%	$874,095	100.00%

At September 30, 2011, the loan portfolio is comprised of 79.02% real estate loans. Commercial, financial and agricultural loans comprise 19.14%, and consumer loans comprise 1.82% of the portfolio.
Commercial real estate comprises 40.32% of the loan portfolio and consist of both non-owner occupied and owner occupied properties where the operations of the commercial entity provide the necessary cash flow to service the debt. For this portion of the real estate loan portfolio, repayment is generally not dependent upon the sale of the real estate held as collateral. Construction and development loans comprise 19.76% of the real estate loan portfolio and the Company has recognized significant losses in this portfolio. The Company carefully monitors the loans in this category since the repayment of these loans is generally dependent upon the sale of the real estate in the normal course of business and can be impacted by national and local economic conditions. New construction and absorption of existing real estate inventory in the Company’s primary market area of the Augusta-Richmond County, GA-SC MSA have slowed and prices have declined but less than the national rate. The residential category, 18.94% of the portfolio, represents those loans that the Company chooses to maintain in its portfolio rather than selling into the secondary market for marketing and competitive reasons and commercial loans secured by residential real estate.

The Company has no large loan concentrations to individual borrowers. Unsecured loans at September 30, 2011 totaled $16,768.
Interest reserves are established for certain ADC (acquisition development and construction) loans based on the feasibility of the project, the timeframe for completion, the creditworthiness of the borrower and guarantors, and collateral. An interest reserve allows the borrower’s interest cost to be capitalized and added to the loan balance. As a matter of practice the Banks do not generally establish loan funded interest reserves on ADC loans; however, the Company’s loan portfolio includes six loans with interest reserves at September 30, 2011, which were fully advanced at September 30, 2011 and December 31, 2010.
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
Nonperforming Assets
Non-performing assets include nonaccrual loans, loans past due 90 days or more, restructured loans and other real estate owned. Table 10 shows the current and prior period amounts of non-performing assets. Non-performing assets were $37,586 at September 30, 2011, compared to $34,000 at December 31, 2010 and $32,557 at September 30, 2010. Significant changes from December 2010 to September 2011 include a $5,915 increase in nonaccrual commercial real estate loans and a decrease of $2,581 in nonaccrual ADC loans. Total nonaccrual loans increased $3,707.

There were no loans past due 90 days or more and still accruing at September 30, 2011 and 2010 compared to $69 at December 31, 2010.
Troubled debt Restructurings (TDRs) are troubled loans on which the original terms have been modified in favor of the borrower or either principal or interest has been forgiven due to deterioration in the borrower’s financial condition. There were $4,564 in TDRs at September 30, 2011, of which $2,248 were on nonaccrual status. TDRs totaled $3,514 at December 31, 2010, of which $970 were on nonaccrual status, and $2,090 at September 30, 2010, of which $1,172 were on nonaccrual status.
Table 10 — Non-Performing Assets

	September 30, 2011	December 31, 2010	September 30, 2010
	(Dollars in thousands)
Nonaccrual loans:
Commercial financial and agricultural	$3,847	$2,924	$746
Real Estate:
Commercial	9,708	3,793	4,754
Residential	4,215	4,734	4,623
Acquisition, development and construction	9,372	11,953	13,999
Consumer	270	301	411

Total Nonaccrual loans	27,412	23,705	24,533

Restructured loans (1)	2,316	2,544	918
Other real estate owned	7,859	7,751	7,106

Total Non-performing assets	$37,587	$34,000	$32,557

Loans past due 90 days or more and still accruing interest	$—	$69	$—

Non-performing assets to total assets	2.34%	2.12%	1.98%

Non-performing assets to total loans and OREO	4.44%	3.86%	3.63%

Allowance for loan loss to total nonaccrual loans	107.03%	112.45%	104.10%

(1)	Restructured loans on nonaccrual status at period end are included under nonaccrual loans in the table.

The ratio of non-performing assets to total loans and other real estate was 4.44% at September 30, 2011 compared to 3.86% at December 31, 2010 and 3.63% at September 30, 2010. The ratio of allowance for loan losses to total nonaccrual loans was 107.03% at September 30, 2011 compared to 112.45% at December 31, 2010 and 104.10% at September 30, 2010. The resolution of non-performing assets continues to be a priority of management.
Nonaccrual loans have increased from September 30, 2010 despite a significant decline in ADC properties that the Company has been actively addressing over the past two years. Although the exposure has declined, a significant portion of nonaccrual loans continues to be collateral dependent ADC loans as well as commercial real estate loans. The following table provides further information regarding the Company’s nonaccrual loans.

			Nonaccrual					Appraisal	Appraised
	Balance	Originated	Date	Trigger	Collateral	Allowance	Method	Date	Value
	(Dollars in thousands)
1-4 Family Residential	$852	5/29/2008	12/14/10	financial condition	houses & land	$—	collateral value	03/11	$1,035
ADC Loan — Other	825	04/08-05/08	06/30/11	delinquency	lots	—	collateral value	09/11	3,400
Commercial Real Estate	3,490	03/10/08	06/30/11	delinquency	commercial bldg	—	collateral value	08/11	5,205
ADC Loan — Other	1,225	09/30/08	05/06/10	delinquency	lots & land	—	collateral value	09/11	1,269
ADC Loan — CSRA	1,009	03/07-04/08	11/30/09	delinquency	lots & land	—	collateral value	03/11	1,075
Farmland & Equity lines	837	09/18/08	11/10-12/10	financial condition	house & land	—	collateral value	11/10 - 12/10	1,943
ADC Loan — Other	1,661	10/31/06	08/16/11	financial condition	lots & land	—	collateral value	09/11	1,739
Commercial Real Estate	3,281	03/21/08	08/30/11	financial condition	commercial bldg	—	collateral value	09/11	4,955
ADC Loan — Other	1,785	08/06-01/07	01/28/09	delinquency	land & townhomes	—	collateral value	09/10 - 04/11	2,354
ADC Loan — Other	1,500	03/29/11	03/29/11	financial condition	land	—	collateral value	06/11	2,178

	$16,465

Other, net	10,947

Nonaccrual loans at September 30, 2011	$27,412

The following table presents a roll forward of other real estate owned for the nine month periods ended September 30, 2011 and 2010, respectively.
Table 11 — Other Real Estate Owned

	2011	2010
	(Dollars in thousands)

Beginning balance, January 1	$7,751	7,974
Additions	5,359	7,911
Increase in valuation allowance	(811)	(1,380)
Sales	(4,218)	(7,760)
Gain (loss) on sale of OREO	(222)	344
Deferred gain on sale of OREO	—	17

Ending balance, September 30	$7,859	7,106

The following table provides details of other real estate owned as of September 30, 2011 and 2010, respectively.

	2011	2010
	(Dollars in thousands)

Other Real Estate:
Single family developed lots	$1,590	$1,819
Residential land	378	—
1-4 Family residential	1,419	1,286
Commercial real estate	4,157	2,825
Condominums	2,827	2,827

	10,371	8,757

Valuation allowance	(2,512)	(1,651)

	$7,859	$7,106

The increase in other real estate owned is due to the continuing process of resolving problem loans. In the first nine months of 2011, additions to other real estate owned totaled $5,359 and proceeds from sales of other real estate totaled $4,218. In addition, there was an $811 increase to the valuation allowance as a result of declining property values.
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
Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management’s analysis of risk in the loan portfolio. Loans determined to be uncollectible are charged to the allowance for loan losses and subsequent recoveries are added to the allowance. A provision for losses in the amount of $3,535 was charged to expense for the quarter ended September 30, 2011 compared to $4,759 for the 2010 quarter and $10,198 for the nine months ended September 30, 2011 compared to $11,841 for the nine months ended September 30, 2010.

Significant portions of the overall level of losses in 2011 relate to the charge off of specific reserve allowances on impaired loans.
At September 30, 2011 the ratio of allowance for loan losses to period end loans was 3.50% compared to 3.05% at December 31, 2010 and 2.87% at September 30, 2010. Net charge-offs totaled $7,516 of which $3,509, or 46.69%, were related to ADC loans. Of the ADC charge-offs, $1,255 or 35.77% were related to ADC loans in the CSRA and $2,254 or 64.23% were related to ADC loans in other markets. The provisions for loan losses allocated to individual portfolio segments are affected by the calculation of average historical net loss rate factors and by the internal and external qualitative factors within each category. The loan loss provision allocated to the ADC-CSRA portfolio was $1,067 and was affected in part by charge-offs of $1,255, an increase in the level of substandard rated loans and qualitative factors related to trends in classified loans, collateral values and other external factors related to competition, legal and regulatory requirements. The loan loss provision allocated to the ADC-Other portfolio was $2,122 and was affected in part by charge-offs of $2,260 and qualitative factors related to collateral values. The loan loss provision allocated to the commercial real estate owner occupied portfolio was $2,926 and was affected in part by charge-offs of $621, growth in the portfolio and qualitative factors related to collateral values and local economic trends and conditions. The loan loss provision allocated to the commercial, financial and agricultural portfolio was $1,391 and was affected in part by charge-offs of $1,154, an increase in the adjusted historical loss factor and qualitative factors related to collateral values. The loan loss provision allocated to the 1-4 family portfolio was $1,510 and was affected in part by charge-offs of $1,605 and qualitative factors related to national and local economic trends and conditions. The loan loss provision allocated to the non owner occupied commercial real estate portfolio was $1,117 and was affected in part by charge-offs of $621, an increase in the level of impaired and substandard rated loans, and qualitative factors related to trends in impaired, classified and rated loans. See note 3 to the Financial Statements.

Table 12 — Allowance for Loan Losses

	September 30,
	2011	2010
	(Dollars in thousands)

Total loans outstanding at end of period, net of unearned income	$838,777	$888,596

Average loans outstanding, net of unearned income	$865,990	$904,808

Balance of allowance for loan losses at beginning of year	$26,657	$22,338

Charge-offs:
Commercial, financial and agricultural	1,154	477
Real estate — commercial	1,242	538
Real estate — residential mortgage	1,605	869
Real estate — acquisition, development and construction	3,515	7,375
Consumer	526	394

Total charge-offs	8,042	9,653

Recoveries of previous loan losses:
Commercial, financial and agricultural	154	159
Real estate — commercial	5	10
Real estate — residential mortgage	23	51
Real estate — acquisition, development and construction	6	543
Consumer	338	251

Total recoveries	526	1,014

Net loan losses	7,516	8,639
Provision for loan losses	10,198	11,841

Balance of allowance for loan losses at end of period	$29,339	$25,540

Allowance for loan losses to period end loans	3.50%	2.87%
Annualized net charge-offs to average loans	1.16%	1.28%

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
Liquidity and Capital Resources
The Company has maintained adequate liquidity to meet operating and loan funding requirements despite the lack of such demand due to current market conditions. The loan to deposit ratio at September 30, 2011 was 59.86% compared to 61.96% at December 31, 2010 and 61.91% at September 30, 2010. The decrease in the loan to deposit ratio from September 30, 2010 to September 30, 2011 reflects the decreased demand for loans resulting from the slowing economy. Deposits at September 30, 2011 and December 31, 2010 include $155,342 and $183,732 of brokered certificates of deposit, respectively. GB&T and SB&T have also utilized borrowings from the Federal Home Loan Bank. They each maintain a line of credit with the Federal Home Loan Bank approximating 10% of their total assets. Federal Home Loan Bank advances are collateralized by eligible first mortgage loans, commercial real estate loans and investment securities. Federal Home Loan Bank advances totaled $52,000 at September 30, 2011. GB&T and SB&T maintain repurchase lines of credit with SunTrust Robinson Humphrey, Atlanta, Georgia, for advances up to $20,000 and $10,000, respectively, of which no amounts were outstanding at September 30, 2011. GB&T and SB&T have federal funds purchased accommodations with SunTrust Bank, Atlanta, Georgia for advances up to $10,000 and $3,750 respectively, of which no amounts were outstanding at September 30, 2011. GB&T also has a $10,000 repurchase line of credit with Center State Bank, Orlando, Florida on which no amounts were outstanding at September 30, 2011. Additionally, liquidity needs can be supplemented by the structuring of the maturities of investment securities and the pricing and maturities on loans and deposits offered to customers. The Company also uses retail securities sold under repurchase agreements to fund operations. Retail securities sold under repurchase agreements were $540 at September 30, 2011.
Stockholders’ equity to total assets was 7.17% at September 30, 2011 compared to 6.22% at December 31, 2010 and 6.33% at September 30, 2010. The capital of the Company exceeded all required regulatory guidelines at September 30, 2011. The Company’s Tier 1 risk-based, total risk-based and leverage capital ratios were 12.96%, 14.35%, and 8.14%, respectively, at September 30, 2011.

The following table reflects the current regulatory capital levels in more detail, including comparisons to the regulatory minimums.
Table 13 — Regulatory Capital Requirements
September 30, 2011

			Required for capital
	Actual		adequacy purposes		Excess
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Southeastern Bank Financial Corporation

Risk-based capital:
Tier 1 capital	$130,200	12.96%	40,176	4.00%	90,024	8.96%
Total capital	144,141	14.35%	80,352	8.00%	63,789	6.35%
Tier 1 leverage ratio	130,200	8.14%	63,974	4.00%	66,226	4.14%

Georgia Bank & Trust Company

Risk-based capital:
Tier 1 capital	$114,696	12.96%	35,391	4.00%	79,305	8.96%
Total capital	125,942	14.23%	70,781	8.00%	55,161	6.23%
Tier 1 leverage ratio	114,696	8.06%	63,997	4.50%	50,699	3.56%

Southern Bank & Trust

Risk-based capital:
Tier 1 capital	$14,932	12.55%	4,758	4.00%	10,174	8.55%
Total capital	16,440	13.82%	9,516	8.00%	6,924	5.82%
Tier 1 leverage ratio	14,932	8.04%	7,432	4.00%	7,500	4.04%
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

Unfunded commitments to extend credit where contract amounts represent potential credit risk totaled $153,879 at September 30, 2011. These commitments are primarily at variable interest rates.
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
Table 14 — Commitments and Contractual Obligations

	Less than	1 - 3	3 - 5	More than
	1 Year	Years	Years	5 Years
	(Dollars in thousands)

Lines of credit	$153,879	—	—	—
Lease agreements	280	110	78	—
Deposits	1,229,934	141,973	28,187	1,178
Securities sold under repurchase agreements	540	—	—	—
FHLB advances	—	13,000	—	39,000
Subordinated debentures	—	2,947	—	20,000

Total commitments and contractual obligations	$1,384,633	$158,030	$28,265	$60,178

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
As of September 30, 2011, there were no substantial changes in the interest rate sensitivity analysis or the sensitivity of market value of portfolio equity for various changes in interest rates calculated as of December 31, 2010. A detailed discussion of market risk is provided in the Company’s 2010 Annual Report on Form 10-K.

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
Issuer Purchases of Equity Securities
On April 15, 2004, the Company announced the commencement of a stock repurchase program, pursuant to which it will, from time to time, repurchase up to 100,000 shares of its outstanding stock. The program does not have a stated expiration date. No stock repurchase programs were terminated during the third quarter of 2011 and there were no shares repurchased under the existing stock repurchase plan or otherwise during the third quarter.

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

101
Interactive Data Files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 in XBRL (eXtensible Business Reporting Language). Pursuant to Regulation 406T of Regulation S-T, these Interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

SOUTHEASTERN BANK FINANCIAL CORPORATION
Form 10-Q Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHEASTERN BANK FINANCIAL CORPORATION
Date: October 28, 2011	By:	/s/ Darrell R. Rains
Darrell R. Rains
Group Vice President, Chief Financial Officer (Duly Authorized Officer of Registrant and Principal Financial Officer)