Form 10-K
period 2011-12-31
Southeastern Bank Financial CORP
filed 2012-02-24
CIK 880116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

As of June 30, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $41,737,721 based on the closing sale price of $13.50 per share as reported on the Over the Counter Bulletin Board.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 17, 2012
Common Stock, $3 par value per share	6,678,502 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held April 25, 2012	Part III

Introductory Note: Although the Company is classified as a “smaller reporting company” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended, it has elected to file a report and attestation as to its internal controls over financial reporting in addition to management’s report on internal controls in this Annual Report on Form 10-K.

Throughout this report, dollar amounts (except per share amounts) are expressed in thousands unless otherwise noted.

Item 1. Description of Business

General

Southeastern Bank Financial Corporation (the “Company”) is a Georgia corporation that is a bank holding company registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “BHCA”). The Company had total consolidated assets of $1,614,773, total deposits of $1,419,222 and total stockholders’ equity of $117,029 at December 31, 2011. The Company’s wholly-owned subsidiary, Georgia Bank & Trust Company of Augusta (“GB&T”), primarily does business in the Augusta-Richmond County, GA-SC metropolitan area.

GB&T operates its main office and eight full service branches in Augusta, Martinez, and Evans, Georgia, with mortgage origination offices located in Augusta and Savannah, Georgia. GB&T also operates three full service branches in North Augusta and Aiken, South Carolina under the name “Southern Bank & Trust, a division of Georgia Bank & Trust Company of Augusta.” Effective December 5, 2011, the Company consummated the merger of its two wholly-owned bank subsidiaries: Southern Bank & Trust, a South Carolina state bank headquartered in Aiken, SC (“SB&T”), and GB&T, a Georgia state bank headquartered in Augusta, Georgia. In the merger, SB&T merged with and into GB&T, with GB&T surviving the merger, and GB&T assuming, by operation of law, all of SB&T’s rights and obligations.

The Company is community oriented and focuses primarily on offering real estate, commercial and consumer loans and various deposit and other services to individuals, small to medium sized businesses and professionals in its market area. The Company is the largest locally owned and operated financial institution headquartered in Richmond and Columbia Counties of Georgia. Each member of the Company’s management team is a banking professional with many years of experience in the Augusta or Aiken market with this and other banking organizations. A large percentage of Company management has worked together for many years. The Company competes against the larger regional and super-regional banks operating in its market by emphasizing the stability and accessibility of its management, management’s long-term familiarity with the market, immediate local decision making and the pride of local ownership.

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

History

GB&T was organized by a group of local citizens from Richmond and Columbia Counties and commenced business from the main office location at 3530 Wheeler Road in Augusta on August 28, 1989. GB&T became a subsidiary of the Company in February 1992 as a result of its holding company reorganization. In December 1992, GB&T acquired FCS Financial Corporation (“FCS”) and First Columbia Bank (“First Columbia”) and in July 1993, First Columbia merged into GB&T. The Company organized SB&T as a subsidiary in 2006 and, as noted above, merged SB&T with and into GB&T in December 2011.

Employees

The Company had approximately 345 full-time equivalent employees at February 17, 2012. The Company maintains training, educational and affirmative action programs designed to prepare employees for positions of increasing responsibility in both management and operations, and provides a variety of benefit programs, including group life, health, accident and other insurance and retirement plans. None of the Company’s employees are covered by a collective bargaining agreement, and the Company believes its employee relations are generally good.

Management Team

GB&T was founded with an experienced management team, and that team has continued to expand with the growth of the bank. GB&T’s President and Chief Executive Officer, R. Daniel Blanton, was involved in the organization of GB&T beginning in 1988 and previously served with a predecessor to Wells Fargo Bank, N.A. (“Wells Fargo”), Georgia State Bank, for over 13 years. With the acquisition of FCS and First Columbia, GB&T obtained its Executive Vice President and Chief Operating Officer, Ronald L. Thigpen, who had served as Chief Executive Officer of FCS and First Columbia since 1991, and before that served in various capacities with Wells Fargo and its predecessors. Darrell Rains, Group Vice President and Chief Financial Officer, joined GB&T in 2005. He has over 30 years of financial experience, including service at Regions Bank as Regional Financial Officer for the Mid-Atlantic Region and at Palmetto Federal, a predecessor to Regions Bank in Aiken, S.C., as Chief Financial Officer. GB&T’s senior loan officer and Group Vice President, Jay Forrester, has been associated with GB&T since 1995. He previously served as Vice President, Commercial Lending for C & S National Bank and NationsBank, predecessors of Bank of America. Regina W. Kennedy, Group Vice President, Bank Operations, has been with GB&T since the acquisition of First Columbia Bank. With over 34 years of bank operations experience, she previously served First Columbia Bank and C & S National Bank, predecessor of Bank of America. GB&T’s Senior Credit Officer and Group Vice President, James R. Riordan, Jr., joined the team in 2002. For the prior ten years, he served in various capacities with SunTrust Bank, Augusta, N. A., most recently as senior lending officer. He has 25 years of bank lending and credit administration experience. Paula Tankersley, Group Vice President, Retail Banking, has been associated with GB&T since 1992. Prior to joining GB&T, she was associated with the Bank of Columbia County and its successor, Allied Bank of Georgia. In September 2004, Robert C. Osborne, Jr., joined GB&T as Executive Vice President and head of Wealth Management. For the prior 28 years, he was associated with Wachovia Corporation in Atlanta and Augusta, most recently as head of their Wealth Management unit in Augusta.

Market Area

The Company’s primary market area includes Richmond and Columbia Counties in Georgia and Aiken County in South Carolina, all part of the Augusta-Richmond County, GA-SC metropolitan statistical area (MSA). The 2010 population of the Augusta-Richmond County, GA-SC MSA was 556,877, the second largest in Georgia and fourth largest in South Carolina. The Augusta market area has a diversified economy based principally on government, public utilities, health care, manufacturing, construction, and wholesale and retail trade. Augusta is one of the leading medical centers in the Southeast. Significant medical facilities include the Georgia Health Sciences University, University Hospital, Veteran’s Administration Hospital, Dwight D. Eisenhower Hospital, Gracewood State School and Hospital, Doctors’ Hospital and Trinity Hospital. Other major employers in the Augusta market area include U.S. Department of Energy Savannah River Site, the Fort Gordon military installation, E-Z Go/Textron (golf car manufacturer), the Richmond County school system and the Columbia County school system. Major employers in the Aiken market include Savannah River Site, Aiken County Board of Education, Bechtel Savannah River Company (engineering construction firm), Wal-Mart Associates Inc., Kimberly Clark Corporation, and BFS North American Tire, LLC. The area is served by Interstate 20, which connects it to Atlanta, 140 miles to the west and Columbia, South Carolina, 70 miles to the east. Augusta is also served by a major commercial airport (Bush Field) and a commuter airport (Daniel Field). The average unemployment rate for the Augusta-Richmond County MSA was 9.0% in 2010, down from 9.2% in 2009. Between June 2010 and June 2011 (the latest date for which FDIC information is available), total commercial bank and thrift deposits in the Augusta-Richmond County, GA-SC MSA increased 0.39% from $7,235,246 to $7,263,714. Based on data reported as of June 30, 2011, the Company has 19.46% of all deposits in the Augusta-Richmond County, GA-SC MSA and is the second largest depository institution. The demographic information as presented above is based upon information and estimates provided by the U.S. Census Bureau, U.S. Department of Labor, the FDIC, Augusta Metro Chamber of Commerce, and the South Carolina Employment Security Commission.

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

Lending Activities

Through its bank subsidiary, the Company offers a wide range of lending services, including real estate, commercial and consumer loans, to individuals, small to medium-sized businesses and professionals that are located in, or conduct a substantial portion of their business in, the Company’s market area. The Company’s total loans at December 31, 2011, were $846,010, or 57.41% of total interest-earning assets. An analysis of the composition of the Company’s loan portfolio is set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Composition of the Loan Portfolio.”

Real Estate Loans. Loans secured by real estate are the primary component of the Company’s loan portfolio, constituting $659,738, or 77.98% of the Company’s total loans, at December 31, 2011. These loans consist of commercial real estate loans, construction and development loans, residential real estate loans, and home equity loans.

Commercial Real Estate Loans. At December 31, 2011, the Company held $332,666 of commercial real estate loans of various sizes secured by office buildings, retail establishments, and other types of property. These commercial real estate loans represented 39.32% of the Company’s total loans at December 31, 2011. Loan terms are generally limited to five years and often do not exceed three years, although the installment payments may be structured on a 20-year amortization basis with a balloon payment at maturity. Interest rates may be fixed or adjustable. The Company generally charges an origination fee. Management attempts to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 80%. In addition, the Company requires personal guarantees from the principal owners of the property supported with an analysis by the Company of the guarantors’ personal financial statements in connection with a substantial majority of such loans. The Company experienced $1,352 in net charge-offs on commercial real estate loans during 2011. A number of the loans classified as commercial real estate loans are, in fact, commercial loans for which a security interest in real estate has been taken as additional collateral. These loans are subject to underwriting as commercial loans as described below.

Acquisition Development and Construction Loans (“ADC loans”). ADC real estate loans comprise $168,050, or 19.86% of the Company’s total loans at December 31, 2011. A construction and development loan portfolio presents special problems and risks, requiring additional administration and monitoring. This is necessary since most loans are originated as lines of credit and draws under the line require specific activities which add value to the asset, such as progress on the completion of a building or the placement of utilities and roads in a development. This requires specialized knowledge on the part of our personnel to appraise and evaluate that progress, hence the higher level of administration and monitoring. The level of construction and development loans are representative of the character of the Company’s market. The Company subjects this type of loan to underwriting criteria that include: certified appraisal and valuation of collateral; loan-to-value margins (typically not exceeding 75%); cash equity requirements; evaluations of borrowers’ cash flows and alternative sources of repayment; and a determination that the market is able to absorb the project on schedule.

To further reduce the risk related to construction and development loans, the Company generally relies upon the long-standing relationships between its loan officers and the developer/contractor borrowers. In most cases, these relationships exceed ten years. The Company targets seasoned developers and contractors who have experience in the local market. Various members of the Company’s Board of Directors have close contacts with the construction industry: Robert W. Pollard, Jr. owns and operates a lumber manufacturing company; E. G. Meybohm owns the largest local real estate brokerage firm; William J. Badger owns and operates a building supply company; Larry S. Prather owns a utility and grading company; and Patrick D. Cunning is an experienced real estate developer and has an MAI designation from the Appraisal Institute. Through these connections to the industry, the Company attempts to monitor current economic conditions in the marketplace for residential real estate, and the financial standing and ongoing reputation of its construction and development borrowers.

Infrastructure development loans are generally made with an initial maturity of one year, although the Company may renew the loan for up to two additional one-year terms to allow the developer to complete the sale of the lots comprising the property before requiring the payment of the related loan. These loans typically bear interest at a floating rate and the Company typically charges an origination fee. These loans are repaid, interest only, on a monthly or quarterly basis until sales of lots begin, and then principal payments are made as each lot is sold at a rate allowing the Company to be repaid in full by the time 75% of the lots have been sold. In order to reduce the credit risk associated with these loans, the Company requires the project’s loan to value ratio (on an as completed basis) to be not more than 75%. The Company experienced $4,012 in net loan charge-offs on construction and development loans during 2011.

Residential construction loans are typically made for homes with a completed value in the range of $100 to $500 thousand. Loans are typically made for a term of six months to twelve months. Typically, these loans bear interest at a floating rate and the Company collects an origination fee. The Company may renew these loans for an additional term (up to 24 months total) to allow the contractor time to market the home. In order to reduce the credit risk with respect to these loans, the Company restricts the number and dollar amount of loans that are made for homes being built on a speculative basis and carefully manages its aggregate lending relationship with each borrower. The Company experienced $200 in net loan charge-offs on residential construction loans during 2011.

Interest reserves are established for certain ADC loans based on the feasibility of the project, the timeframe for completion, the creditworthiness of the borrower and guarantors, and collateral. An interest reserve allows the borrower’s interest cost to be capitalized and added to the loan balance. As a matter of practice GB&T does not generally establish loan funded interest reserves on ADC loans; however, the Company’s loan portfolio includes six loans with interest reserves at December 31, 2011 which are fully advanced.

Underwriting for ADC loans with interest reserves follows the same process as those loans without reserves. In order for GB&T to establish a loan funded interest reserve, the borrower must have the ability to repay without the use of a reserve and a history of developing and stabilizing similar properties. All ADC loans, including those with interest reserves, are carefully monitored through periodic construction site inspections by bank employees or third party inspectors to ensure projects are moving along as planned. Management assesses the appropriateness of the use of interest reserves during the entire term of the loan as well as the adequacy of the reserve. Collateral inspections are completed before approval of advances. Two of these loans have been renewed; one due to delays and time needed to obtain current financial information on the guarantors and another to allow for completion of the final punch list and negotiation of the permanent loan. None of these loans have been restructured or are currently on nonaccrual.

Residential Loans. The Company originates, on a selective basis, residential loans for its portfolio on single and multi-family properties, both owner-occupied and non-owner-occupied. At December 31, 2011, the Company held $159,022 of such loans representing 18.80% of the Company’s loan portfolio. This portfolio typically includes 15 or 30-year adjustable rate mortgage loans whose terms mirror those prevalent in the secondary market for mortgage loans or, less typically, floating rate non-amortized term loans for purposes other than acquisition of the underlying residential property. A limited number of fixed rate loans are maintained in the portfolio when there are compelling market reasons to do so. Generally, all fixed rate residential loans are sold into the secondary market. In the case of home equity loans and lines of credit, the underwriting criteria are the same as applied by the Company when making a first mortgage loan, as described above. Home equity lines of credit typically mature ten years after their origination. The Company experienced net loan charge-offs on residential loans of $2,433 during 2011.

The Company also originates both fixed and variable rate residential loans for sale into the secondary market, servicing released. Loans originated for sale into the secondary market are approved for purchase by an investor prior to closing. The Company generates loan origination fees, typically ranging from 1.00% to 1.50% of the loan balance, and servicing release fees, generally ranging from 0.25% to 0.75% of the loan balance. The Company bears minimal interest rate risk on these loans and only holds the loans temporarily until documentation can be completed to finalize the sale to the investor. Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives. Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest on the loan is locked. The Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into, in order to hedge the change in interest rates resulting from its commitments to fund the loans. Changes in the fair values of these derivatives are included in net gains on sales of loans. Fair values of these derivatives were $24 and $2 as of December 31, 2011 and 2010, respectively. The Company had $29,046 of such loans at December 31, 2011.

Commercial Loans. The Company makes loans for commercial purposes to various types of businesses. At December 31, 2011, the Company held $171,750 of these loans, representing 20.30% of the total loan portfolio, excluding for these purposes commercial loans secured by real estate. See “Real Estate Loans.” Equipment loans are made for a term of up to five years (more typically three years) at fixed or variable rates, with the loan being fully amortized over the term and secured by the financed equipment with a loan-to-value ratio based on the overall relationship and creditworthiness of the customer. Working capital loans are made for a term typically not exceeding one year. These loans are usually secured by accounts receivable or inventory, and principal is either repaid as the assets securing the loan are converted into cash, or principal is due at maturity. The Company experienced net loan charge-offs on commercial loans of $2,134 during 2011.

Consumer Loans. The Company makes a variety of loans to individuals for personal and household purposes, including secured and unsecured installment and term loans, and revolving lines of credit such as overdraft protection. At December 31, 2011, the Company held $14,412 of consumer loans, representing 1.71% of total loans. These loans typically carry balances of less than $25,000 and earn interest at a fixed rate. Non-revolving loans are either amortized over a period generally not exceeding 60 months or are ninety-day term loans. Revolving loans require monthly payments of interest and a portion of the principal balance (typically 2 to 3% of the outstanding balance). The Company experienced net charge-offs on consumer loans of $264 during 2011.

Loan Approval and Review. The Company’s loan approval policies provide for various levels of officer lending authority. When the aggregate amount of outstanding loans to a single borrower exceeds that individual officer’s lending authority, the loan request must be considered and approved by an officer with a higher lending limit or by the Directors’ Loan Committee. Individual officers’ lending limits range from $5 to $2,000 depending on seniority and the type of loan. Any loan in excess of the lending limit of senior bank officers must be approved by the Directors’ Loan Committee.

The Company maintains a loan review and classification process which involves multiple officers of the Company and is designed to assess the general quality of credit underwriting and to promote early identification of potential problem loans. All loan officers are charged with the responsibility of risk rating all loans in their portfolios and updating the ratings, positively or negatively, on an ongoing basis as conditions warrant. Risk ratings are selected from an 8-point scale with ratings as follows: ratings 1 – 4 Satisfactory (pass), rating 5 Watch (potential weakness), rating 6 Substandard (well-defined weakness), rating 7 Doubtful and rating 8 Loss.

When a loan officer originates a new loan, he or she documents the credit file with an offering sheet summary, supplemental underwriting analyses, relevant financial information and if applicable, collateral evaluations. All of this information is used in the determination of the initial loan risk rating. Then, the Company’s Credit Administration department undertakes an independent credit review of that relationship in order to validate the lending officer’s rating. Lending relationships with total related exposure of $500 or greater are also placed into a tracking database and reviewed by Credit Administration personnel on an annual basis in conjunction with the receipt of updated borrower and guarantor financial information. The individual loan reviews analyze such items as: loan type; nature, type and estimated value of collateral; borrower and/or guarantor estimated financial strength; most recently available financial information; related loans and total borrower exposure; and current/anticipated performance of the loan. The results of such reviews are presented to Executive Management.

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

Deposits

The Company offers a variety of deposit programs to individuals and to small to medium-sized businesses and other organizations at interest rates generally consistent with local market conditions. The following table sets forth the mix of depository accounts for the Company as a percentage of total deposits at December 31, 2011.

Deposit Mix
	(Dollars in thousands)
Noninterest-bearing	$147,196	10.37%
NOW accounts	346,236	24.40%
Savings	471,728	33.24%
Money management accounts	42,977	3.03%
Time deposits
$100 and over	286,319	20.17%
Under $100	124,766	8.79%

	$1,419,222	100.00%

The Company accepts deposits at the main office location and eleven branch banking offices, eleven of which maintain an automated teller machine. The Company is a member of Mastercard’s Maestro and Cirrus networks, VISA Plus, as well as the “STAR” network of automated teller machines, which permits customers to perform certain transactions in many cities throughout Georgia, South Carolina and other regions. The Company controls deposit volumes primarily through the pricing of deposits and to a certain extent through promotional activities such as “free checking” and “Impact checking”. The Company also utilizes other sources of funding, specifically repurchase agreements, Federal Home Loan Bank borrowings, Insured Network Deposits and brokered certificates of deposit. Deposit rates are set weekly by executive management of the Company. Management believes that the rates it offers are competitive with, or in some cases, slightly above those offered by other institutions in its market area. The Company does not actively solicit deposits outside of its market area.

Supervision and Regulation

Both the Company and GB&T are subject to extensive state and federal banking laws and regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws and regulations generally are intended to protect depositors and not shareholders.

Legislation and regulations authorized by legislation influences, among other things:

•	how, when and where the Company may expand geographically;

•	into what product or service markets it may enter;

•	how it must manage its assets; and

•	under what circumstances money may or must flow between the Company and its subsidiary.

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

The Company owns all of the capital stock of GB&T and is a bank holding company under the federal Bank Holding Company Act of 1956. As a result, the Company is primarily subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Board of Governors of the Federal Reserve System. Because the Company is a bank holding company located in Georgia, the Georgia Department of Banking and Finance (“GDBF”) also regulates and monitors all significant aspects of the Company’s operations.

GB&T is a commercial bank regulated by the GDBF and the FDIC.

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

Under the Bank Holding Company Act, if adequately capitalized and adequately managed, a bank holding company located in a given state may purchase a bank located outside that state, although restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. Georgia law prohibits acquisitions of Georgia banks that have been incorporated for less than three years.

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

Capital Adequacy. The Company and GB&T are required to comply with the capital adequacy standards established by the Federal Reserve Board, in the case of the Company, and the FDIC, in the case of GB&T. The Federal Reserve Board has established a risk-based and a leverage measure of capital adequacy for bank holding companies. GB&T is also subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve Board for bank holding companies.

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

The minimum guideline for the ratio of total capital to risk-weighted assets, and classification as “adequately capitalized,” is 8%. A bank that fails to meet the required minimum guidelines is classified as “undercapitalized” and subject to operating and management restrictions. However, a bank that exceeds its capital requirements and maintains a ratio of total capital to risk-weighted assets of 10% is classified as “well capitalized.” As of December 31, 2011, GB&T was “well capitalized.”

Total capital consists of two components: Tier 1 Capital and Tier 2 Capital. Tier 1 Capital includes common equity, qualifying non-cumulative perpetual preferred stock, qualifying minority interests in equity accounts of consolidated subsidiaries, and limited amount of qualifying trust preferred securities, certain minority interests and qualifying cumulative perpetual preferred stock. Goodwill, most intangible assets and certain other assets are deducted. Tier 2 capital includes, among other things, perpetual preferred stock and trust preferred securities not meeting the Tier 1 definition, qualifying mandatory convertible debt securities, qualifying subordinated debt, and allowances for loan losses, subject to limitations. The Company’s ratio of total capital to risk-weighted assets was 14.39% and the ratio of Tier 1 Capital to risk-weighted assets was 13.01% at December 31, 2011.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve Board’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2011, our leverage ratio was 8.21%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

Generally, the regulatory capital framework under which the Company and its subsidiary operate is in a period of change with likely legislation or regulation that will continue to revise the current standards and very likely increase capital requirements for the entire banking industry. See “The Dodd-Frank Act” and Basel III” below.

Payment of Dividends. The Company is a legal entity separate and distinct from its subsidiary. Under Georgia law, the Company is not permitted to pay dividends if, after giving effect to such payment, the Company would not be able to pay its debts as they become due in the usual course of business or if the Company’s total assets would be less than the sum of its total liabilities plus any amounts needed to satisfy any preferential rights if the Company were dissolving.

In addition to the foregoing restrictions, the Federal Reserve Board has the power to prohibit the payment of dividends by bank holding companies if such payment would constitute an unsafe or unsound practice. The Federal Reserve Board has issued a policy statement that expresses its view that a bank holding company experiencing earnings weakness should not pay cash dividends that exceed its net income or that could only be funded in ways that weaken the bank holding company’s financial health, such as increasing its indebtedness.

The principal sources of the Company’s cash flow, including cash flow to pay dividends to its shareholders, are dividends paid by GB&T to the Company. Statutory and regulatory limitations apply to GB&T’s payment of dividends. If, in the opinion of the FDIC, GB&T was engaged in or about to engage in an unsafe or unsound practice, the FDIC could require, after notice and a hearing, that it stop or refrain from engaging in the questioned practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See “Prompt Corrective Action.”

GB&T has additional restrictions for dividends imposed by the GDBF. Cash dividends on GB&T’s common stock may be declared and paid only out of its retained earnings, and dividends may not be declared at any time when GB&T’s paid-in capital and appropriated earnings do not, in combination, equal at least 20% of its capital stock account. In addition, the GDBF’s current rules and regulations require prior approval before cash dividends may be declared and paid if: (i) the bank’s ratio of equity capital to adjusted total assets is less than 6%; (ii) the aggregate amount of dividends declared or anticipated to be declared in that calendar year exceeds 50% of the bank’s net profits, after taxes but before dividends, for the previous calendar year; or (iii) the percentage of the bank’s loans classified as adverse as to repayment or recovery by the GDBF at the most recent examination of the bank exceeds 80% of the bank’s equity as reflected at such examination.

GB&T declared cash dividends payable to the Company of $800 in 2011 and $0 in 2010 and 2009. The Company suspended the payment of quarterly cash dividends on its common stock effective April 22, 2009. The Board of Directors considered the action prudent in order to maintain its capital position in the current state of the economy. The Board plans to reinstate the dividend payment at an appropriate time once economic conditions improve and stabilize. Any future determination relating to dividend policy will be made at the discretion of the Board and will depend on many of the statutory and regulatory factors mentioned above.

Restrictions on Transactions with Affiliates. The Company and GB&T are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

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

The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank’s capital and surplus and, as to all affiliates combined, to 20% of a bank’s capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. GB&T must also comply with other provisions designed to avoid taking low-quality assets.

The Company and GB&T are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) enhances the requirements for certain transactions with affiliates under Section 23A and 23B, including an expansion of the definition of “covered transactions” and increasing the amount of time for which collateral requirements regarding covered transactions must be maintained.

GB&T is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features. Effective July 21, 2011, an insured depository institution is prohibited from engaging in asset purchases or sales transactions with its officers, directors or principal shareholders unless on market terms and, if the transaction represents greater than 10% of the capital and surplus of the bank, it has been approved by a majority of the disinterested directors.

Support of Subsidiary Institutions. Under Federal Reserve Board policy and the Dodd-Frank Act, the Company is expected to act as a source of financial strength for its subsidiary and to commit resources to support it. In addition, pursuant to the Dodd-Frank Act, the federal banking regulators are required to issue, within two years of enactment, rules that require a bank holding company to serve as a source of financial strength for any depository institution subsidiary. This support may be required at times when, without this Federal Reserve Board policy, the Company might not be inclined to provide it. In addition, any capital loans made by the Company to its subsidiary will be repaid only after the subsidiary’s deposits and various other obligations are repaid in full. In the unlikely event of the Company’s bankruptcy, any commitment by it to a federal bank regulatory agency to maintain the capital of GB&T will be assumed by the bankruptcy trustee and entitled to a priority of payment.

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

As of December 31, 2011, GB&T qualified for the well capitalized category. A “well-capitalized” bank is one that is not required to meet and maintain a specific capital level for any capital measure pursuant to any written agreement, order, capital directive, or other remediation, and significantly exceeds all of its capital requirements, which include maintaining a total risk-based capital ratio of at least 10%, a tier 1 risk-based capital ratio of at least 6%, and a tier 1 leverage ratio of at least 5%. Generally, a classification as well capitalized will place a bank outside of the regulatory zone for purposes of prompt corrective action. However, a well-capitalized bank may be reclassified as “adequately capitalized” based on criteria other than capital if the federal regulator determines that a bank is in an unsafe or unsound condition or is engaged in unsafe or unsound practices requiring certain remedial action.

FDIC Insurance Assessments. GB&T’s deposits are insured by the Deposit Insurance Fund (the “DIF”) of the FDIC up to the maximum amount permitted by law, which was permanently increased to $250,000 by the Dodd-Frank Act. The FDIC uses the DIF to protect against the loss of insured deposits if an FDIC-insured bank or savings association fails. Pursuant to the Dodd-Frank Act, the FDIC must take steps, as necessary, for the DIF reserve ratio to reach 1.35% of estimated insured deposits by September 30, 2020. GB&T is thus subject to FDIC deposit premium assessments.

Recent depository institutional failures have resulted in a decline in the targeted amount of funds in the DIF mandated by law. In 2009, the FDIC undertook several measures in an effort to replenish the DIF. It imposed a 5 basis point emergency assessment on insured depository institutions that was paid on September 30, 2009, and in the fourth quarter of 2009 adopted a rule that, in lieu of any further special assessment in 2009, required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The prepaid assessments will be applied against future quarterly assessments until the prepaid assessment is exhausted or the balance is returned, whichever occurs first.

On February 7, 2011, pursuant to the Dodd-Frank Act, the FDIC adopted new regulations, which became effective April 1, 2011, that redefined the “assessment base” used for calculating deposit insurance assessments. Rather than the previous system, whereby the assessment base is calculated by using an insured depository institution’s domestic deposits less a few allowable exclusions, the new assessment base is calculated using the average consolidated total assets of an insured depository institution less the average tangible equity (Tier 1 capital) of such institution. The FDIC continues to utilize a risk-based assessment system in which institutions will be subject to assessment rates ranging from 2.5 to 45 basis points, subject to adjustments for unsecured debt and, in certain cases, brokered deposits. The new rules eliminated adjustments for secured liabilities.

The new rules retain the FDIC Board’s flexibility to, without further notice-and-comment rulemaking, adopt rates that are higher or lower than the stated base assessment rates, provided that the FDIC cannot (i) increase or decrease the total rates from one quarter to the next by more than two basis points, or (ii) deviate by more than two basis points from the stated base assessment rates. Although the Dodd-Frank Act makes the FDIC’s payment of a dividend to depository institutions discretionary, as opposed to mandatory, when the reserve ratio exceeds a certain threshold, the FDIC’s new rule establishes a decreasing schedule of assessment rates that would take effect when the DIF reserve ratio first meets or exceeds 1.15%. If the DIF reserve ratio meets or exceeds 1.15%, base assessment rates would range from 1.5 to 40 basis points; if the DIF reserve ratio meets or exceeds 2%, base assessment rates would range from 1 to 38 basis points; and if the DIF reserve ratio meets or exceeds 2.5%, base assessment rates would range from 0.5 to 35 basis points. All base assessment rates would continue to be subject to adjustments for unsecured debt and brokered deposits.

Although the new rules are generally expected to have a positive effect on small institutions (those with less than $10 billion in assets) such as GB&T because the large bulk of such institutions are expected to see a decrease in assessments, the impact of the new rule and/or additional FDIC special assessments or other regulatory changes affecting the financial services industry could negatively affect GB&T’s and the Company’s liquidity and results of operations in future periods.

The FDIC also collects a deposit-based assessment from insured financial institutions on behalf of The Financing Corporation (“FICO”). The funds from these assessments are used to service debt issued by FICO in its capacity as a financial vehicle for the Federal Savings & Loan Insurance Corporation. The FICO assessment rate is set quarterly and in 2011 ranged from 0.68 cents to 1.02 cents per $100 of assessable deposits. These assessments will continue until the debt matures between 2017 and 2019.

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

Allowance for Loan Losses. The Allowance for Loan Losses (the “ALLL”) represents one of the most significant estimates in the Company’s financial statements and regulatory reports. Because of its significance, the Company has developed a system by which it develops, maintains and documents a comprehensive, systematic and consistently applied process for determining the amounts of the ALLL and the provision for loan losses. The Interagency Policy Statement on the Allowance for Loan Losses, issued on December 13, 2006, encourages all banks to ensure controls are in place to consistently determine the ALLL in accordance with generally accepted accounting principles, the bank’s stated policies and procedures, management’s best judgment and relevant supervisory guidance. Consistent with supervisory guidance, GB&T maintains a prudent and conservative, but not excessive, ALLL, that is at a level that is appropriate to cover estimated credit losses on individually evaluated loans determined to be impaired as well as estimated credit losses inherent in the remainder of the loan portfolio. Management’s estimate of credit losses reflects consideration of all significant factors that affect the collectability of the portfolio as of the evaluation date. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.”

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

The Dodd-Frank Act. The Dodd-Frank Wall Street Reform and Consumer Protection Act, which was enacted in July 2010, has had a broad impact on the financial services industry, including significant regulatory and compliance changes previously discussed and including, among other things, (i) enhanced resolution authority of troubled and failing banks and their holding companies; (ii) increased regulatory examination fees; and (iii) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector. Additionally, the Dodd-Frank Act establishes a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve Board, the Office of the Comptroller of the Currency and the FDIC.

Some of the Dodd-Frank Act’s most far-reaching provisions, such as those regulating derivatives and proprietary trading activity and hedge funds, providing for enhanced supervision of “systemically significant” institutions, and phasing out Tier 1 capital treatment for trust preferred securities, apply only to institutions with over $10 billion in assets or to business lines in which the Company and GB&T do not engage. Certain provisions do, however, apply to or affect us, including provisions that:

•	Change the assessment base for federal deposit insurance from a deposit-based to an asset-based calculation as described in “—FDIC Insurance Assessments” above;

•	Make permanent the $250,000 limit for federal deposit insurance and provide unlimited federal deposit insurance until December 31, 2012 for non-interest-bearing demand transaction accounts;

•	Repeal the federal prohibition on payment of interest on demand deposits;

•	Impose new mortgage lending requirements, including minimum underwriting standards, originator compensation restrictions, consumer protections for certain types of loans, and disclosure to borrowers;

•	Apply to bank holding companies the same leverage and risk-based capital requirements that apply to insured depository institutions;

•	Permit de novo and interstate branching as described in “—Branching” above; and

•	Impose new limits on affiliate transactions as described in “—Restrictions on Affiliate Transactions” above.

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

Basel III. In December 2010 and January 2011, the Basel Committee on Banking supervision published the final texts of reforms on capital and liquidity generally referred to as “Basel III.” Although Basel III is intended to be implemented by participating countries for large, internationally active banks, its provisions are likely to be considered by U.S. banking regulators in developing new regulations applicable to other banks in the United States, including GB&T. This is particularly relevant in view of the provisions in the Dodd-Frank Act requiring or permitting U.S. federal banking agencies to adopt regulations affecting banks’ capital requirements in a number of respects. For banks in the United States, the most significant provisions of Basel III relating to capital include:

•	A minimum ratio of common equity to risk-weighted assets reaching 4.5%, plus an additional 2.5% as a capital conservation buffer, by 2019 after a phase-in period;

•	A minimum ratio of Tier 1 capital to risk-weighted assets reaching 6.0% by 2019 after a phase-in period;

•	A minimum ratio of total capital to risk-weighted assets, plus an additional 2.5% capital conservation buffer, reaching 10.5% by 2019 after a phase-in period;

•	An additional countercyclical capital buffer to be imposed by applicable banking regulators periodically at their discretion, with advance notice;

•	Restrictions on capital distributions and discretionary bonuses applicable when capital ratios fall within the buffer zone;

•	Deduction from common equity of deferred tax assets that depend on future profitability to be realized; and

•

For capital instruments issued on or after January 13, 2013 (other than common equity), a loss-absorbency requirement such that the instrument must be written off or converted to common equity if the issuing bank would become nonviable without the write-off or conversion or without an injection of capital from the public sector.

The Basel III liquidity provisions include complex criteria establishing a method to ensure that a bank maintains adequate unencumbered, high-quality liquid assets to meet its liquidity needs for 30 days under a severe liquidity stress scenario and a method to promote more medium- and long-term funding of assets and activities using a one-year horizon.

Although Basel III is described as a “final text,” it is subject to the resolution of certain issues and to further guidance and clarification, including decisions as to whether and to what extent it will apply to U.S. banks that are not large, internationally active banks. Ultimate implementation of the Basel III provisions in the U.S. will be subject to the discretion of the U.S. banking regulators, and the regulations or guidelines they adopt may, of course, differ from the Basel III provisions.

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

Additionally, as part of their overall conduct of their business, the Company and GB&T must comply with:

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

With most of our loans concentrated in Richmond, Columbia and Clarke counties in the state of Georgia and Aiken County in the state of South Carolina, a decline in local economic conditions could significantly reduce the values of our real estate collateral. Consequently, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse.

In addition to considering the financial strength and cash flow characteristics of borrowers, we often secure loans with real estate collateral. At December 31, 2011, approximately 77.98% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. Our markets and the U.S. generally are experiencing a period of reduced real estate values, and if we are required to liquidate the collateral securing a significant loan or collection of loans to satisfy the debt during such a period, our earnings and capital could be adversely affected. See the disclosure below under “An economic downturn, especially one affecting our market areas, could adversely affect our financial condition, results of operations, or cash flows.”

An economic downturn, especially one affecting our market areas, could adversely affect our financial condition, results of operations or cash flows.

Our success depends upon the growth in population, income levels, deposits and housing starts in our primary market areas which principally include Richmond and Columbia counties in the state of

Georgia and Aiken County in the state of South Carolina. If the communities in which we operate do not grow, or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed. Unpredictable economic conditions may have an adverse effect on the quality of our loan portfolio and our financial performance. Economic recession over a prolonged period or other economic problems in our market areas could have a material adverse impact on the quality of the loan portfolio and the demand for our products and services. We experienced a higher percentage of non-performing loans to total loans in 2011 and 2010 than in prior years based in part on general economic conditions in our market areas. Future adverse changes in the economies in our market areas may have a material adverse effect on our financial condition, results of operations or cash flows. Further, the banking industry in Georgia and South Carolina is affected by general economic conditions such as inflation, recession, unemployment and other factors beyond our control. As community financial institutions, we are less able to spread the risk of unfavorable local economic conditions than larger or more regional banks. Moreover, we cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our primary market areas even if they do occur.

The amount of “other real estate owned” (“OREO”) may increase significantly, resulting in additional losses, and costs and expenses that will negatively affect our operations

At December 31, 2011, we had a total of $6,209 of OREO as compared to $7,751 at December 31, 2010 and $7,974 at December 31, 2009. The continued high level of OREO is due, among other things, to the continued economic downturn in our market area, a slow residential real estate market and the continued tightening of the credit market. As the amount of OREO increases, our losses and the costs and expenses of maintaining the real estate will likewise increase. Due to the on-going economic crisis, the amount of OREO may increase in 2012. Any increase in losses, maintenance costs and expenses due to OREO may have material adverse effects on our business, financial condition, and results of operations. Such effects may be particularly pronounced in a market of reduced real estate values and excess inventory, which may make the disposition of OREO properties more difficult, increase maintenance costs and expenses, and reduce our ultimate realization from any OREO sales.

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

The Company recognized other-than-temporary impairment charges of $102 and $96 for the years ended December 31, 2011 and 2010, respectively.

We could suffer loan losses from a decline in credit quality.

We could sustain losses if borrowers, guarantors and related parties fail to perform in accordance with the terms of their loans. We have adopted underwriting and credit monitoring procedures and policies, including the establishment and review of the allowance for credit losses that we believe are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying our credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could materially adversely affect our results of operations. In particular, we face credit quality risks presented by past, current and potential economic and real estate market conditions as more fully described in the risk factors appearing in this report.

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

Non-performing assets are recorded on our financial statements at our best estimate of fair value, as required under GAAP. If the proceeds we receive upon dispositions of non-performing assets are less than the recorded fair value of such assets, then additional losses will be recognized.

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

We face potential difficulties in keeping pace with technological change.

The financial services industry is continually undergoing rapid technological change, with frequent introductions of new technology driven products, services and payment systems. Effective use of technology increases efficiency and enables us to better serve our customers and reduce costs. Our future success depends, in part, on our ability to address our customers’ needs by using technology to provide products and services that are in demand and on our ability to use that technology to further improve our operational efficiency. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing them to customers. Failure to keep pace with technological changes affecting our services industry could result in a competitive disadvantage and could have a material adverse effect on our business, financial condition and results of operations.

We operate in a highly competitive industry and market area.

We face substantial competition in all areas of our operations from a variety of competitors, many of which are larger and may have more financial resources than we do. Our competitors primarily include national, regional and community banks that operate in our market areas. We also face competition from many other types of financial institutions, including credit unions, finance companies, brokerage firms, insurance companies and other financial intermediaries.

Our industry could become even more competitive as a result of legislative, regulatory and technological changes and potential consolidation. Technology and other changes have lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks. For example, consumers can maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds, or reloadable payroll or other prepaid cards, and can transfer funds directly without a bank’s assistance. For banks, this can result in reduced fee income and deposits.

Many of our non-bank competitors have fewer regulatory constraints than we do and may therefore have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, offer a broader range or products and services or better pricing for those products and services than we can.

Our ability to compete successfully depends on a number of factors, including our ability to develop and retain long-term customer relationships, improve our market share, and develop and market products and services that meet customer needs. Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth, profitability, results of operations and financial condition.

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

The Company and GB&T are subject to extensive federal and state regulation and supervision. These regulations affect our lending practices, capital structure, investment practices, dividend policy, and growth, among other things. Congress, the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), the FDIC, the GDBF and other federal and state agencies continually review banking laws, regulations and policies for possible changes. The Dodd-Frank Act, enacted in July 2010, instituted significant changes to the financial services regulatory scheme, and other changes to statutes, regulations, and policies (including changes in their interpretation or implementation) could affect us in substantial and unpredictable ways. For example, such changes could subject us to additional costs, limit the types of products and services we can offer, or provide opportunities for non-banks to offer competing products and services. If we fail to comply with laws, regulations and policies, we could be subject to regulatory sanctions, civil money penalties or reputational harm.

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

Our business could be harmed if customers or counterparties provide us with inaccurate or incomplete information.

In deciding whether to extend credit or enter into other transactions, we may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports and other financial information. We may also rely on representations of those customers, counterparties or other third parties as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports or other financial or identifying information could have a material adverse effect on our business, financial condition and results of operations.

We may need to raise additional capital in the future, and such capital may not be available when needed or at all.

We may need to raise additional capital in the future in order to meet our commitments and business needs, particularly if our asset quality or earnings were to deteriorate. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial performance. Adverse economic conditions, a loss of confidence in financial institutions, or competition with other financial institutions similarly seeking capital could increase our cost of funding or limit access to certain customary sources of capital. As a result, we may not be able to raise capital on attractive or competitive terms or at all.

Risks Associated with our Common Stock

We are not currently paying dividends on our common stock and we may be unable to pay future dividends. As a result, capital appreciation, if any, of our common stock may represent the sole opportunity for gains on an investment for the foreseeable future.

We are not currently paying dividends on our common stock, and we make no assurances that we will pay any dividends in the future. Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, regulatory restrictions and other factors that our Board of Directors may deem relevant. The holders of our common stock are entitled to receive dividends when, and if declared by our Board of Directors out of funds legally available for that purpose. As part of our consideration of potential cash dividends, we intend to retain adequate funds from future earnings to support the development and growth of our business. In addition, our ability to pay dividends is restricted by federal policies and regulations and by the terms of our existing indebtedness. It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of net income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. Further, our principal source of funds to pay dividends are cash dividends that we receive from our subsidiary, and it is subject to statutory and regulatory limitations on the amount of dividends it can pay without prior regulatory approval. See “Business — Supervision and Regulation — Payment of Dividends.”

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

We have supported our continued growth by issuing trust preferred securities from special purpose trusts and accompanying subordinated debentures. We have also issued a subordinated debenture to an entity affiliated with one of our directors, as is further described in Note 11 to our Consolidated Financial Statements included elsewhere in this report. At December 31, 2011, we had outstanding subordinated debentures totaling $22,947 and may issue additional trust preferred securities or incur further indebtedness in the future. We unconditionally guarantee the payment of principal and interest on the trust preferred securities. The debentures described above are senior to our common stock. As a result, we must make payments on the subordinated debentures before we can pay any dividends on our common stock. In the event of our bankruptcy, dissolution or liquidation, holders of our subordinated debentures must be satisfied before any distributions can be made on our common stock. We have the right to defer distributions on the subordinated debentures relating to our trust preferred securities (and dividend payments on the related trust preferred securities) for up to five years, but during that time we would not be able to pay dividends on our common stock.

Our directors and executive officers own a significant portion of our common stock and can influence shareholder decisions.

Our directors, executive officers and relatives of directors, as a group, beneficially owned approximately 53.67% of our fully diluted outstanding common stock as of February 17, 2012. As a result of their ownership, the directors and executive officers will have the ability, if they voted their shares in concert, to control the outcome of all matters submitted to our shareholders for approval, including the election of directors.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Company currently operates a main office, eleven branches and an operations center. The principal administrative offices of the Company are located at 3530 Wheeler Road, Augusta, Georgia. Locations in Georgia include the main office, four branch offices in Augusta, Georgia, two branches in Martinez, Georgia and two branches in Evans, Georgia. Locations in South Carolina include two branches in Aiken, South Carolina, and one leased facility in North Augusta, South Carolina. All banking offices except the leased facility are owned by the Company, are not subject to mortgage, and are covered by appropriate insurance for replacement value.

Each banking office is a brick building with a teller line, customer service area, offices for the Company’s lenders, drive-in teller lanes, a vault, and a walk-up or drive-up automated teller machine. Ten offices also offer safe deposit boxes. The banking offices are generally 3,000 to 5,000 square foot brick buildings. Exceptions are the main office with approximately 14,000 square feet, the Washington Road branch with 1,800 square feet, the Cotton Exchange branch with 7,500 square feet of space, the Evans Express branch with 1,600 square feet, and the Laurens Street office which is a wood frame historic home.

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

The Company’s automated teller machine network includes three drive-up machines located in major retail shopping areas as well as machines located at eleven of the twelve banking offices.

See Note 7 to the Consolidated Financial Statements for additional information concerning the Company’s premises and equipment and Note 8 to the Consolidated Financial Statements for additional information concerning the Company’s commitments under various equipment leases.

Item 3. Legal Proceedings

In the ordinary course of business, the Company and its subsidiary are parties to various legal proceedings. Although the amount of any ultimate liability with respect to such matters cannot be determined, in the opinion of management, there is no proceeding pending or, to the knowledge of management, threatened in which an adverse decision would result in a material adverse change to the consolidated results of operations or financial condition of the Company or its subsidiary.

Item 4. [Removed and Reserved]

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of February 17, 2012, there were approximately 995 holders of record of the Company’s common stock. As of February 17, 2012, there were 6,678,502 shares of the Company’s common stock outstanding. The Company’s common stock is traded via the Over-the-Counter Bulletin Board under the trading symbol “SBFC”. The following table reflects the range of high and low bid quotations, adjusted for stock dividends and splits, in the Company’s common stock for the past two years:

Southeastern Bank Financial Corporation Stock Price

Quarter ended	Low	High
March 31, 2010	9.17	11.75
June 30, 2010	10.50	14.50
September 30, 2010	9.50	13.00
December 31, 2010	8.00	10.50

Quarter ended
March 31, 2011	8.77	19.50
June 30, 2011	11.51	15.75
September 30, 2011	12.05	13.50
December 31, 2011	9.51	12.50

Period ended
February 17, 2012	10.00	11.50

The Company declared cash dividends of $0.13 per share on January 21, 2009, but suspended cash dividends as of April 22, 2009. The Company’s primary sources of income are dividends and other payments received from its subsidiary. The amount of dividends that may be paid by GB&T to the Company depends upon the subsidiary’s earnings and capital position and is limited by federal and state law, regulations and policies. See “Business – Supervision and Regulation – Payment of Dividends.”

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

The Company’s ability to pay cash dividends is further subject to continued payment of interest that is owed on subordinated debentures issued in connection with the Southeastern Bank Financial Statutory Trust I issuance in December 2005 of $10,000 of trust preferred securities, the Southeastern Bank Financial Trust II issuance in March 2006 of $10,000 of trust preferred securities, and the issuance in May 2009 of $2,947 of subordinated debentures to R.W. Pollard Enterprises, LLLP. As of December 31, 2011, the Company had approximately $22,947 of subordinated debentures outstanding. On $20,000 of the subordinated debt, the Company has the right to defer payment of interest for a period not exceeding 20 consecutive quarters. If the Company defers, or fails to make, interest payments on the subordinated debentures, the Company will be prohibited, subject to certain exceptions, from paying cash dividends on common stock until all deferred interest is paid and interest payments on the subordinated debentures resumes.

There were no shares repurchased under an existing stock repurchase plan or otherwise during the fourth quarter of 2011.

The Company did not sell any of its equity securities without registration under the Securities Act of 1933, as amended, during the fourth quarter of 2011.

See “Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for a table presenting information on equity securities subject to future issuance under the Company’s equity compensation plans.

Item 6. Selected Financial Data

The selected consolidated financial data presented on the following page as of December 31, 2011 and 2010 and for each of the years in the three-year period ended December 31, 2011 is derived from the audited consolidated financial statements and related notes included in this report and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected consolidated financial data as of December 31, 2009, 2008, and 2007, and for the periods ending, December 31, 2008 and 2007 is derived from audited consolidated financial statements that are not included in this report but that are included in the Annual Reports on Form 10-K filed with the Securities and Exchange Commission for those years. The per share data presented on the following page has been adjusted accordingly for the 10% stock dividend paid June 2, 2008.

	2011	2010	2009	2008	2007
	(Dollars in thousands, except per share data)
Selected Consolidated Financial Data
Earnings
Total interest income	$67,640	$69,874	$70,760	$75,675	$79,181
Total interest expense	17,078	23,998	28,483	35,489	40,932
Net interest income	50,562	45,876	42,277	40,186	38,249
Provision for loan losses	12,584	15,801	30,904	9,055	3,823
Noninterest income	19,671	21,086	20,739	16,705	16,168
Noninterest expense	42,041	41,815	46,511	36,752	32,508
Net income (loss)	11,045	6,856	(7,985)	7,578	11,765

Per Share Data
Net income (loss)- Diluted	$1.65	$1.03	$(1.24)	$1.26	$1.95
Book value	17.53	14.97	14.05	15.81	15.04
Cash dividends declared per common share	0.00	0.00	0.13	0.52	0.52
Weighted average common and common equivalent shares outstanding	6,676,774	6,674,224	6,422,867	6,011,689	6,044,871

Selected Average Balances
Assets	$1,605,489	$1,575,360	$1,476,887	$1,318,384	$1,133,064
Total loans (net of unearned income)	860,936	902,346	965,111	934,512	800,852
Deposits	1,406,494	1,367,416	1,221,100	1,057,198	893,959
Stockholders’ equity	107,980	100,719	100,760	89,337	83,850

Selected Year-End Balances
Assets	$1,614,773	$1,607,105	$1,491,119	$1,411,039	$1,212,980
Loans (net of unearned income)	846,010	874,095	937,489	986,831	871,440
Allowance for loan losses	29,046	26,657	22,338	14,742	11,800
Deposits	1,419,222	1,410,737	1,280,534	1,139,552	952,166
Short-term borrowings	701	8,818	20,788	62,553	81,666
Long-term borrowings	61,947	74,947	82,947	104,000	79,000
Stockholders’ equity	117,029	99,958	93,744	94,651	89,758

Selected Ratios
Return on average total assets	0.69%	0.44%	(0.54%)	0.57%	1.04%
Return on average equity	10.23%	6.81%	(7.92%)	8.48%	14.03%
Average earning assets to average total assets	92.34%	91.73%	91.54%	94.11%	93.66%
Average loans to average deposits	61.21%	65.99%	79.04%	88.40%	89.58%
Average equity to average total assets	6.73%	6.39%	6.82%	6.78%	7.40%
Net interest margin	3.41%	3.18%	3.12%	3.24%	3.60%
Operating efficiency	60.80%	63.59%	75.66%	64.52%	60.64%
Net charge-offs to average loans	1.18%	1.27%	2.42%	0.65%	0.22%
Allowance for loan losses to net loans (year-end)	3.43%	3.05%	2.38%	1.49%	1.35%
Risk-based capital
Tier 1 capital	13.01%	12.14%	11.06%	10.45%	11.38%
Total capital	14.39%	13.59%	12.55%	11.70%	12.61%
Tier 1 leverage ratio	8.21%	7.39%	7.51%	8.14%	9.08%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollar amounts are expressed in thousands unless otherwise noted)

The purpose of this discussion is to focus on significant changes in the financial condition and results of operations of the Company and its subsidiary, Georgia Bank & Trust Company of Augusta (“GB&T”), during the past three years. The discussion and analysis is intended to supplement and highlight information contained in the accompanying consolidated financial statements and related notes to the consolidated financial statements.

Overview

The Company’s services include the origination of residential and commercial real estate loans, construction and development loans, and commercial and consumer loans. The Company also offers a variety of deposit programs, including noninterest-bearing demand, interest checking, money management, savings, and time deposits. In the Augusta-Richmond County, GA-SC metropolitan statistical area, the Company had 19.46% of all deposits and was the second largest depository institution and the largest locally based institution at June 30, 2011 based on deposit levels, as cited from the FDIC’s website. Securities sold under repurchase agreements are also offered. Additional services include wealth management, trust, retail investment, and mortgage. As a matter of practice, most mortgage loans are sold in the secondary market; however, some mortgage loans are placed in the portfolio based on asset/liability management strategies. The Company continues to concentrate on increasing its market share through various new deposit and loan products and other financial services, by adding locations, and by focusing on the customer relationship management philosophy. The Company is committed to building lifelong relationships with its customers, employees, shareholders, and the communities it serves.

Net income in 2011 was $11,045 compared to $6,856 in 2010. Although economic conditions continued to contribute to problems with loan quality, earnings were positively impacted by an increase in net interest income of $4,686 due primarily to decreased funding costs and a decrease in the provision for loan loss expense of $3,217 primarily due to decreased losses on nonperforming assets.

The Company’s primary source of income is from its lending activities followed by interest income from its investment activities, service charges and fees on deposits, and gain on sales of mortgage loans in the secondary market. Interest income on loans decreased primarily due to decreased volumes and elevated levels of nonaccrual loans. Service charges and fees on deposits decreased due to decreases in consumer NSF income on retail checking accounts, as a result of decreased economic activity and increased regulations, somewhat offset by increases in debit/ATM card income. Gain on sales of mortgage loans decreased primarily to lower levels of production in 2011 vs 2010 which declined by approximately 23%. Retail investment income increased due primarily to higher retail brokerage transaction volume. Trust service fees were the same as prior year with no significant changes in assets under management. Salary and benefit expenses decreased slightly due to reduced group insurance costs, lower average FTE’s offset by increased incentive accruals and retail investment and trust commissions. Occupancy expense decreased due to decreased depreciation expense, as a result of several assets which became fully depreciated during the year. Other operating expenses increased somewhat due to a number of offsetting items including a decrease in FDIC insurance expense, an increase in prepayment penalty expense on FHLB advances and increased expense due to the fourth quarter merger of Southern Bank & Trust with Georgia Bank & Trust.

The Company continues to maintain a defensive posture as uncertainty remains about the sustainability of economic recovery and has continued to focus on the net interest margin, capital preservation, liquidity management and risk mitigation. Problem asset resolution and balance sheet management, including rate changes on deposits, investment purchases and liability mix including wholesale funds levels have been key areas of focus in 2011.

Over the past four years, assets grew $401,793 from $1,212,980 at December 31, 2007 to $1,614,773 at December 31, 2011. From year end 2007 to year end 2011, deposits increased $467,056, and loans decreased $25,430. Net interest income for the year ended 2007 was $38,249 compared to net interest income of $50,562 in 2011. The Company has paid cash dividends of $0.13 per share each quarter since 2004 but elected to suspend dividends effective April 22, 2009 to conserve capital.

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

Critical Accounting Estimates

The accounting and financial reporting policies of the Company and its subsidiary conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Of these policies, management has identified the allowance for loan losses, determining the fair values of financial instruments including other real estate owned, interest rate swap derivatives, investment securities, and other-than-temporary impairment as critical accounting estimates that requires difficult, subjective judgment and are important to the presentation of the financial condition and results of operations of the Company.

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

Fair Value of Financial Instruments

A significant portion of the Company’s assets are financial instruments carried at fair value. This includes securities available-for-sale, loans held for sale, certain impaired loans, tax credits, mortgage banking derivatives, interest rate swap derivatives and other real estate owned. At December 31, 2011 and December 31, 2010 the percentage of total assets measured at fair value was 40.66% and 38.58% respectively. The majority of assets carried at fair value are based on either quoted market prices or market prices for similar instruments. At December 31, 2011, 4.28% of assets measured at fair value were based on significant unobservable inputs. This consisted primarily of available-for-sale securities, impaired loans and other real estate. This represents approximately 1.74% of the Company’s total assets. See Note 6 “Fair Value Measurements” in the “Notes to Consolidated Financial Statements” herein for additional disclosures regarding the fair value of financial instruments.

Other Real Estate Owned

Assets acquired through or instead of loan foreclosure are initially recorded at fair value less estimated costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed. Costs, related to the development and improvement of property, are capitalized.

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

When market observable data is not available, which generally occurs due to the lack of liquidity for certain securities, the valuation of the security is subjective and may involve substantial judgment. The Company conducts periodic reviews to identify and evaluate each available-for-sale security that has an unrealized loss for other-than-temporary impairment. An unrealized loss exists when the fair value of an individual security is less than its amortized cost basis. The primary factors the Company considers in determining whether an impairment is other-than-temporary are the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and whether the Company intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis. As of December 31, 2011, the Company had approximately $4,349 of available-for-sale securities, which is approximately 0.27% of total assets, valued using unobservable inputs (Level 3). These securities were primarily non-agency mortgage-backed securities and single issuer subordinated debentures issued by financial institutions.

Results of Operations

Total assets increased $7,668, or 0.48% in 2011 compared to year end 2010 due primarily to an increase in deposits of $8,485 offset partially by repayment of other borrowings. Loans declined $28,085 or 3.21% due primarily to economic conditions and lack of demand. Investments increased $17,147 or 2.92% in 2011 compared to year end 2010. The Company recorded net income of $11,045 in 2011 compared to $6,856 in 2010. The increase in net income is primarily attributable to a $4,686 increase in net interest income, a decrease in provision for loan losses of $3,217 offset in part by a decrease in noninterest income. Loan charge-offs decreased from $12,588 in 2010 to $11,074 in 2011 and resulted primarily from lower losses in segments of the Company’s acquisition, development and construction loan portfolio (“ADC”). Loans participated with other banks on properties in the metro Atlanta market as well as ADC loans in the Athens and Savannah, Georgia markets experienced a lower level of charge offs in 2011. During 2011 losses increased somewhat in the Company’s primary market area of the Augusta-Richmond County, GA-SC metropolitan statistical area (MSA). Commercial Real Estate, 1-4 family real estate and commercial loans experienced higher levels of charge offs in 2011.

Interest income decreased $2,234 or 3.20% to $67,640 in 2011. Interest income on loans decreased $3,671 from 2010 and was primarily the result of a decline in volume as average loans decreased $47,992 but was also impacted by a decrease in average yield from 5.80% in 2010 to 5.70% in 2011. Interest income on investment securities increased $1,703 in 2011 primarily as a result of a $131,393 increase in the average balance of the investment portfolio in 2011. The yield on the taxable investment portfolio declined from 3.49% in 2010 to 2.94% in 2011.

Interest expense decreased $6,920 to $17,078 in 2011. Interest expense on deposits decreased $6,022 to $14,443 primarily due to continuing declines in cost of funds somewhat offset by the growth of deposits. Average interest bearing deposits grew $24,787, or 1.99% in 2011. The most significant increases were in average balances of NOW and savings and money market accounts which increased $40,344 and $65,820, respectively. Average time deposits decreased $81,377 due in part to customers transferring to NOW and savings accounts as well as balances of brokered CDs which decreased from $183,732 at year end 2010 to $153,560 at year end 2011.

Noninterest income decreased $1,415 in 2011 and was due primarily to reduced gain on sale of loans of $1,549. Other factors included reduced service charges and fees on deposits of $177 which was primarily due to reduced consumer overdraft fees of $672 offset by increased interchange fees of $350 and increased commercial overdraft fees of $105. Net impairment losses recognized in earnings were $102 compared to $96 in 2010 and investment securities gains decreased $152. Partially offsetting these declines were retail investment income which increased $189, cash surrender value of bank-owned life insurance which increased $104 and miscellaneous income which increased $131.

Noninterest expense increased $226 or 0.54% in 2011. One contributing factor was an increase in other real estate losses of $289 and an increase in other operating expense due to a $407 penalty on early repayment of FHLB advances. Partially offsetting these items were decreases in salaries and other personnel expenses and occupancy costs. The operating efficiency ratio improved from 63.59% in 2010 to 60.80% in 2011.

The earnings performance of the Company is reflected in its return on average assets and average equity of 0.69% and 10.23%, respectively, during 2011 compared to 0.44% and 6.81%, respectively, during 2010. Basic and diluted net income (loss) per share on weighted average common shares outstanding increased to $1.65 in 2011 compared to $1.03 in 2010 and ($1.24) in 2009.

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

Average Balances, Income and Expenses, Yields and Rates

	Year Ended Dec. 31, 2011			Year Ended Dec. 31, 2010			Year Ended Dec. 31, 2009
	Average Amount	Average Yield or Rate	Amount Paid or Earned	Average Amount	Average Yield or Rate	Amount Paid or Earned	Average Amount	Average Yield or Rate	Amount Paid or Earned
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans	$877,931	5.70%	$50,036	$925,923	5.80%	$53,707	$986,305	5.70%	$56,196
Investments
Taxable	525,975	2.94%	15,443	420,774	3.49%	14,680	273,834	4.88%	13,376
Tax-exempt	52,594	3.88%	2,041	26,402	4.17%	1,101	20,969	4.32%	906
Federal funds sold	—	0.00%	—	4,847	0.19%	9	22,322	0.13%	29
Interest-bearing deposits in other banks	25,993	0.46%	120	67,121	0.56%	377	48,509	0.52%	253

Total interest-earning assets	1,482,493	4.56%	$67,640	1,445,067	4.84%	$69,874	1,351,939	5.23%	$70,760

Cash and due from banks	52,187			59,370			49,848
Premises and equipment	28,512			30,473			32,894
Other	70,822			65,110			58,036
Allowance for loan losses	(28,525)			(24,660)			(15,830)

Total assets	$1,605,489			$1,575,360			$1,476,887

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW accounts	$348,164	0.66%	$2,313	$307,820	0.99%	$3,058	$187,250	0.95%	$1,777
Savings and money management accounts	491,692	0.97%	4,762	425,872	1.43%	6,077	341,118	1.71%	5,842
Time deposits	433,421	1.70%	7,368	514,798	2.20%	11,330	577,897	2.88%	16,630
Federal funds purchased / securities sold under repurchase agreements	741	0.81%	6	1,468	1.36%	20	40,823	0.80%	327
Other borrowings	76,656	3.43%	2,629	93,951	3.74%	3,513	103,238	3.78%	3,907

Total interest-bearing liabilities	1,350,674	1.26%	17,078	1,343,909	1.79%	23,998	1,250,326	2.28%	28,483

Noninterest-bearing demand deposits	133,217			118,926			114,835
Other liabilities	13,618			11,806			10,966
Stockholders’ equity	107,980			100,719			100,760

Total liabilities and stockholders’ equity	$1,605,489			$1,575,360			$1,476,887

Net interest spread		3.30%			3.05%			2.95%
Benefit of noninterest sources		0.11%			0.13%			0.17%
Net interest margin/income		3.41%	$50,562		3.18%	$45,876		3.12%	$42,277

2011 compared with 2010:

Interest earning asset yields declined 28 basis points while interest bearing liability rates declined 53 basis points. As a result the Company’s average interest rate spread improved to 3.30% in 2011 as compared to 3.05% in 2010. The year over year decline in asset yields and liability costs were a result of lower market interest rates. These factors contributed to an improvement in the net interest margin from 3.18% in 2010 to 3.41% in 2011.

Average interest earning assets increased $37,426 and were funded principally by an increase in average interest bearing liabilities of $6,765, an increase in average noninterest bearing deposits of $14,291, a decrease in average cash and due from banks of $7,183 and an increase in average stockholders’ equity of $7,261. Average interest-earning assets for 2011 were $1,482,493, or 92.34% of average total assets.

Interest income is the largest contributor to income. Interest income on loans, including loan fees, decreased $3,671 from $53,707 in 2010 to $50,036 in 2011. The decline was due primarily to lower average balances of loans which declined $47,992 and also by a 10bp decrease in average yield. The average yield decreased in part due to the low interest rate environment for new and renewing loans. The reversal of interest income on loans placed on non-accrual declined from $686 in 2010 to $594 for the year ended 2011. Average investment balances increased $131,393 or 29.38% but the effect on income was substantially reduced due to a decline in the average portfolio yield. The average yield on the taxable investment portfolio declined from 3.49% in 2010 to 2.94% in 2011. Market yields available on high quality investments made during the year were lower in 2011 and were impacted by the investment of funds from increased deposits, maturities of investments coupled with funds reinvested from the liquidation of certain securities based on asset liability strategies. Average yields on interest-earning assets were 4.56% in 2011, compared to 4.84% in 2010.

Interest expense on deposits decreased $6,022 from $20,465 in 2010 to $14,443 in 2011. Declining interest rates paid on deposits more than offset the additional interest due to growth. The mix of interest bearing deposits also affects the interest rate spread. During 2011 the proportion of higher cost time deposits as a percent of average interest bearing liabilities decreased from 38.31% in 2010 to 32.09% while lower cost money management, savings and checking accounts increased from 54.59% in 2010 to 62.18% in 2011. The overall result was an increase in net interest income of $4,686 or 10.21% in 2011 over 2010.

A key performance measure for net interest income is the “net interest margin”, or net interest income divided by average interest-earning assets. Unlike the “net interest spread” (the difference between interest rates earned on assets and interest rates paid on liabilities), the net interest margin is affected by the level of non-interest sources of funding used to support interest-earning assets. The Company’s net interest spread increased 25bp to 3.30% in 2011 while the net interest margin increased 23bp from 3.18% in 2010 to 3.41% in 2011. The net interest margin increase was slightly smaller than the increase in spread in 2011 due to the benefit of noninterest funding sources decreasing from 0.13% in 2010 to 0.11% in 2011 reflecting the reduced benefit of such balances in the net interest margin. The high level of competition in the local market for both loans and particularly deposits continues to influence the net interest margin. The net interest margin continues to be supported by demand deposits which provide a noninterest-bearing source of funds. The Company continues to focus on demand deposits and NOW accounts to help prevent further deterioration in the net interest margin.

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

In 2010, the Company’s net interest margin increased to 3.18% from 3.12% in 2009 while the net interest spread of 3.05% increased 10 basis points from 2009. The net interest margin increase was slightly smaller than the increase in spread in 2010 due to the benefit of noninterest funding sources decreasing from 0.17% in 2009 to 0.13% in 2010 reflecting the reduced benefit of such balances in the net interest margin.

Changes in the net interest income from period to period result from increases or decreases in the volume of interest-earning assets and interest-bearing liabilities, increases or decreases in the average rates earned and paid on such assets and liabilities, the ability to manage the earning asset portfolio, and the availability of particular sources of funds, such as noninterest-bearing deposits. The following table: “Analysis of Changes in Net Interest Income” indicates the changes in the Company’s net interest income as a result of changes in volume and rate from 2010 to 2011, and 2009 to 2010. The analysis of changes in net interest income included in the following table indicates that on an overall basis in 2010 to 2011, the increase in the balances or volumes of interest-earning assets created a positive impact in net income. This was somewhat offset by the impact of increased volumes of interest-bearing liabilities. The rate environment of 2011 resulted in significant rate decreases on interest-earning assets and interest-bearing liabilities. In 2009 to 2010, the increase in the balances or volumes of interest-earning assets created a positive impact in net income which was partially offset by the impact of increased volumes of interest-bearing liabilities. Declining rates in 2010 resulted in rate decreases on interest-earning assets and interest-bearing liabilities.

Analysis of Changes in Net Interest Income

	2011 vs. 2010				2010 vs. 2009
	Increase (Decrease)				Increase (Decrease)
	Average Volume	Average Rate	Combined	Total	Average Volume	Average Rate	Combined	Total
	(Dollars in thousands)				(Dollars in thousands)
Interest-earning assets:

Loans	($2,784)	($936)	$49	($3,671)	($3,440)	$1,013	($62)	($2,489)
Investments, taxable	3,670	(2,326)	(581)	763	7,177	(3,822)	(2,051)	1,304
Investments, tax-exempt	1,092	(76)	(76)	940	235	(32)	(8)	195
Federal funds sold	(9)	(9)	9	(9)	(23)	13	(10)	(20)
Interest-bearing deposits in other banks	(231)	(67)	41	(257)	97	19	8	124

Total	1,738	(3,414)	(558)	(2,234)	4,046	(2,809)	(2,123)	(886)

Interest-bearing liabilities:

NOW accounts	$401	($1,013)	($133)	($745)	$1,144	$83	$54	$1,281
Savings and money management accounts	939	(1,952)	(302)	(1,315)	1,451	(974)	(242)	235
Time deposits	(1,791)	(2,579)	408	(3,962)	(1,816)	(3,911)	427	(5,300)
Federal funds purchased / securities sold under repurchase agreements	(10)	(8)	4	(14)	(315)	229	(221)	(307)
Other borrowings	(647)	(291)	54	(884)	(351)	(47)	4	(394)

Total	(1,108)	(5,843)	31	(6,920)	113	(4,620)	22	(4,485)

Change in net interest income				$4,686				$3,599

The variances for each major category of interest-earning assets and interest-bearing liabilities are attributable to (a) changes in volume (changes in volume times prior year rate), (b) changes in rate (changes in rate times prior year volume) and (c) combined (changes in rate times the change in volume).

Provision for Loan Losses

The provision for loan losses is the charge to operating earnings necessary to maintain the allowance for loan losses at a level which, in management’s estimate, is adequate to cover the estimated amount of probable incurred losses in the loan portfolio. The provision for loan losses totaled $12,584 for the year ended December 31, 2011 compared to $15,801 for the year ended December 31, 2010. See “Allowance for Loan Losses” for further analysis of the provision for loan losses.

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

2011 compared with 2010:

Noninterest income decreased $1,415 in 2011 and was due primarily to reduced gain on sale of loans of $1,549. Other factors included reduced service charges and fees on deposits of $177 which was primarily due to reduced consumer overdraft fees of $672 offset by increased interchange fees of $350 and increased commercial overdraft fees of $105. Net impairment losses recognized in earnings were $102 compared to $96 in 2010 and investment securities gains decreased $152. Partially offsetting these declines were retail investment income which increased $189, cash surrender value of bank-owned life insurance which increased $104 and miscellaneous income which increased $131.

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

The following table presents the principal components of noninterest income for the last three years:

Noninterest Income

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Service charges and fees on deposits	$6,749	$6,926	$7,051
Gain on sales of loans	7,075	8,624	8,493
Gain (loss) on sale of fixed assets, net	71	26	(15)
Investment securities gains, net of OTTI	1,017	1,175	1,557
Retail investment income	1,851	1,662	1,175
Trust service fees	1,128	1,128	1,040
Increase in cash surrender value of bank-owned life insurance	1,035	931	880
Miscellaneous income	745	614	558

Total noninterest income	$19,671	$21,086	$20,739

Noninterest income as a percentage of total average assets	1.23%	1.34%	1.40%

Noninterest income as a percentage of total income	22.53%	23.18%	22.67%

Noninterest Expense

2011 compared with 2010:

Noninterest expense totaled $42,041 in 2011, an increase of $226 or 0.54% over 2010. Increases in expense included an increase in other real estate losses of $289, an increase in data processing expense of $321 and an increase in other operating expense of $473 due to a $407 penalty on early repayment of FHLB advances. Partially offsetting these items were decreases in FDIC insurance expense of $455, decreases in salaries and other personnel expenses of $239 and decreases in occupancy costs of $222.

Salaries and other personnel expense decreased $239 or 1.02% due primarily to a decrease of approximately seven full time equivalent employees in 2011. The effects of exiting the Greenville and Athens markets, the retirement of a senior vice president in the mortgage division and an extended period of time to replace another senior position contributed to the reduction in cost. Offsetting this were changes in group insurance benefits, an increase in incentive and deferred compensation expense of $415 offset in part by a $114 decrease in stock option expense due to expiration of the vesting period on certain options.

FDIC insurance expense decreased $455 or 20.06% due to a change in the assessment base and a reduction in the assessment rate during 2011. Occupancy expense decreased $222 or 4.85% in 2011 due primarily to reduced depreciation expense on furniture fixtures and equipment which became fully depreciated during the year. Data processing expense increased $321 or 22.91% due primarily to costs associated with the conversion of operating systems related to the merger of Southern Bank & Trust into Georgia Bank & Trust in 2011. Other operating expense increased $473 or 19.35% due primarily to a penalty of $407 paid to the FHLB for early repayment of advances in 2011.

2010 compared with 2009:

Noninterest expense totaled $41,815 in 2010, a decrease of $4,696 or 10.10% over 2009.

The significant decrease in noninterest expense in 2010 primarily resulted from decreased losses on sales of other real estate owned which decreased $4,719. The higher levels in 2009 were due to a bulk sale of OREO assets. During the fourth quarter of 2009, management became concerned with declining real estate values on foreclosed properties and concluded that liquidation of a significant portion of such assets was necessary to avoid further value declines.

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

The Company continues to monitor expenditures in all organizational units by utilizing specific cost-accounting and reporting methods as well as responsibility center budgeting. The following table presents the principal components of noninterest expense for the years ended December 31, 2011, 2010 and 2009.

Noninterest Expense

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Salaries and other personnel expense	$23,223	$23,462	$22,534
Occupancy expense	4,359	4,581	4,691
Marketing & business development	1,367	1,237	1,451
Processing expense	1,744	1,540	1,733
Legal and professional fees	1,642	1,657	1,552
Data processing expense	1,722	1,401	1,265
FDIC insurance	1,813	2,268	2,723
Loss (gain) on sale of other real estate owned	435	(299)	5,741
Other real estate valuation allowance	1,464	1,909	588
Loan costs	817	954	917
Supplies expense	537	660	604
Other expense	2,918	2,445	2,712

Total noninterest expense	$42,041	$41,815	$46,511

Noninterest expense as a percentage of total average assets	2.62%	2.65%	3.15%

Operating efficiency ratio	60.80%	63.59%	75.66%

The Company’s efficiency ratio (noninterest expense as a percentage of net interest income and noninterest income, excluding gains and losses on the sale of investments) decreased to 60.80% in 2011 compared to 63.59% in 2010, and 75.66% in 2009.

Income Taxes

Income tax expense totaled $4,563 in 2011 compared to $2,490 in 2010. The effective tax rate as a percentage of pre-tax income was 29.24% in 2011, 26.64% in 2010, and 44.54% in 2009.

At December 31, 2011, the Company maintains net deferred tax assets of $12,723. A valuation allowance is required for deferred tax assets if, based on available evidence, it is more likely than not that all or some portion of the asset may not be realized due to the inability to generate sufficient taxable income in the period and/or of the character necessary to utilize the benefit of the deferred tax asset. In making this assessment, all sources of taxable income available to realize the deferred tax asset are considered including taxable income in prior carry-back years, future reversals of existing temporary differences, tax planning strategies and future taxable income exclusive of reversing temporary differences and carryforwards. Based on management’s assessment, no valuation allowance was deemed necessary at December 31, 2011.

The Company has no net operating carryforwards. The Company was able to carryback both the federal and state net operating losses (NOLs) sustained in 2009. These carrybacks generated a federal tax refund of $2,755 that was received in the first quarter of 2010 and a state tax refund of $495, of which $494 was received in the third quarter of 2011.

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

Loans outstanding averaged $860,936 in 2011 compared to $902,346 in 2010 and $965,111 in 2009. At December 31, 2011, loans totaled $846,010 compared to $874,095 at December 31, 2010, a decrease of $28,085 or 3.21%.

The Company experienced significant decreases in loan volumes and balances during 2010 and 2011 as the economy continued to worsen and as the Company worked through problem acquisition development and construction loans (“ADC loans”). ADC loans declined $14,362 or 7.87% in 2011. In addition a scheduled maturity and repayment of a $10 million loan caused a reduction in Commercial loans. Partially offsetting these declines was an increase in commercial and residential real estate loans which increased $6,550 or 1.35% in 2011.

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

Loan Portfolio Composition

	December 31,
	2011		2010		2009		2008		2007
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
			(Dollars in thousands)
Commercial financial and agricultural	$171,750	20.30%	$189,128	21.64%	$173,974	18.56%	171,883	17.42%	$144,167	16.54%

Real estate
Commercial	332,666	39.32%	327,458	37.46%	322,864	34.44%	266,362	26.99%	236,358	27.12%
Residential	159,022	18.80%	157,680	18.04%	147,403	15.72%	150,724	15.27%	139,764	16.05%
Acquisition, development and construction	168,050	19.86%	182,412	20.87%	270,062	28.81%	369,731	37.47%	318,438	36.54%

Total real estate	659,738	77.98%	667,550	76.37%	740,329	78.97%	786,817	79.73%	694,560	79.71%

Lease financing	0	0.00%	0	0.00%	0	0.00%	33	0.00%	37	0.00%
Consumer
Direct	13,600	1.61%	15,643	1.79%	20,507	2.19%	24,272	2.46%	25,569	2.93%
Indirect	384	0.05%	899	0.10%	1,898	0.20%	3,319	0.34%	4,237	0.49%
Revolving	428	0.05%	870	0.10%	836	0.09%	905	0.09%	3,819	0.44%

Total consumer	14,412	1.71%	17,412	1.99%	23,241	2.48%	28,496	2.89%	33,625	3.86%

Deferred loan origination costs (fees)	110	0.01%	5	0.00%	(55)	(0.01%)	(398)	(0.04%)	(949)	(0.11%)

Total	$846,010	100.00%	$874,095	100.00%	$937,489	100.00%	$986,831	100.00%	$871,440	100.00%

Loans may be periodically renewed with principal reductions and appropriate interest rate adjustments. Loan maturities as of December 31, 2011 are set forth in the following table based upon contractual terms. Actual cash flows may differ as borrowers generally have the right to prepay without prepayment penalties.

Loan Maturity Schedule

At December 31, 2011

	Within One Year	One to Five Years	After Five Years	Total

	(Dollars in thousands)
Commercial, financial and agricultural	$110,310	$56,327	$5,113	$171,750
Real Estate
Commercial	128,290	198,961	5,415	332,666
Residential	55,235	86,857	16,930	159,022
Acquisition, development and construction	135,525	32,208	317	168,050
Consumer	7,648	6,589	175	14,412
Deferred loan origination fees	110	—	—	110

Total loans	$437,118	$380,942	$27,950	$846,010

The following table presents an interest rate sensitivity analysis of the Company’s loan portfolio as of December 31, 2011. The loans outstanding are shown in the time period where they are first subject to repricing.

Sensitivity of Loans to Changes in Interest Rates

At December 31, 2011

	Within One year	One to Five Years	After Five Years	Total

	(Dollars in thousands)
Loans maturing or repricing with:
Predetermined interest rates	$236,988	$323,852	$14,784	$575,624
Floating or adjustable interest rates	265,563	4,201	622	270,386

Total loans	$502,551	$328,053	$15,406	$846,010

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

If non accruing loans had been accruing interest under their original terms, approximately $1,852 in 2011, $1,204 in 2010 and $2,377 in 2009 would have been recognized as earnings.

The Company is required to identify impaired loans and evaluate the collectability of both contractual interest and principal of loans when assessing the need for a loss allowance. Large pools of smaller balance homogeneous loans are collectively evaluated for impairment. A loan is considered impaired, when based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note agreement. The amount of the impairment is measured based on the present value of future cash flows discounted at the loan’s effective interest rate or, if the loan is collateral dependent or foreclosure is probable, the fair value of collateral, less estimated selling expenses. Regulatory guidance is also considered. At December 31, 2011 and 2010, the Company had impaired loans of $42,054 and $25,048, respectively. Allowances for losses on impaired loans totaled $267 on balances of $17,532 and $1,474 on balances of $14,369, respectively at December 31, 2011 and 2010. Charge-offs of $6,919 were taken on these impaired loans during 2011. The amount of impaired loans, for which there is no related allowance for loan losses, totaled $24,522 and $10,679 at December 31, 2011 and 2010, respectively. Impaired loans for which there is no related allowance for credit losses are secured by collateral with fair value less estimated selling expenses in excess of the carrying amount of the loan.

Non-performing assets include nonaccrual loans, loans past due 90 days or more, restructured loans and other real estate owned. The following table, “Non-Performing Assets”, presents information on these assets as of December 31st, for the past five years. Non-performing assets were $51,436 at December 31, 2011 or 6.04% of period end loans and other real estate owned. This compares to $34,000 or 3.86% of total loans and other real estate owned at December 31, 2010.

At December 31, 2010 and 2008 there were $69 and $7,298, respectively of loans past due 90 days or more and still accruing. There were no loans past due 90 days or more and still accruing at December 31, 2011, 2009 and 2007. All loans past due 90 days or more are classified as nonaccrual loans unless the loan officer believes that both principal and interest are collectible, in which case the loan continues to accrue interest.

Troubled debt Restructurings (TDRs) are troubled loans in which the original terms have been modified in favor of the borrower or either principal or interest has been forgiven, due to deterioration in the borrower’s financial condition. There were $4,151 in TDRs at December 31, 2011, of which $1,821 were on nonaccrual status. TDRs totaled $3,514 at December 31, 2010, of which $970 were on nonaccrual status.

Non-Performing Assets

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$2,325	$2,924	$962	$449	$359
Real Estate:
Commercial	20,956	3,793	2,932	3,491	1,440
Residential	4,553	4,734	4,277	2,627	887
Acquisition, development and construction	14,732	11,953	23,755	27,908	2,261
Consumer	331	301	331	306	548

Total Nonaccrual loans	$42,897	$23,705	$32,257	$34,781	$5,495

Restructured loans (1)	$2,330	$2,544	$—	$—	$—
Other real estate owned	6,209	7,751	7,974	5,734	—

Total Nonperforming assets	$51,436	$34,000	$40,231	$40,515	$5,495

Loans past due 90 days or more and still accruing interest	$—	$69	$—	$7,298	$—

Allowance for loan losses to period end total loans	3.43%	3.05%	2.38%	1.49%	1.35%
Allowance for loan losses to period end nonaccrual loans	67.71%	112.45%	69.25%	42.39%	214.74%
Net charge-offs to average loans	1.18%	1.27%	2.42%	0.65%	0.22%
Nonperforming assets to period end loans	6.08%	3.89%	4.29%	4.11%	0.63%
Nonperforming assets to period end loans and other real estate owned	6.04%	3.86%	4.26%	4.08%	0.63%

(1)	Restructured loans on nonaccrual status at year end are included under nonaccrual loans in the table.

Nonaccrual loans increased $19,192 or 80.96% to $42,897 at December 31, 2011. $16,318 of the increase was due to two loan relationships which are described below.

In the fourth quarter 2011 three commercial real estate loans totaling $9,560 with a common guarantor secured by first mortgages on Augusta-area franchised hotels were placed on nonaccrual. The three hotels filed for Chapter 11 bankruptcy protection to assist in resolving tax issues. The hotels continue normal daily operations and the Company expects to receive monthly adequate protection payments on its debt through the bankruptcy plan. Updated appraisals were obtained on the three properties which did not result in adjustment to the carrying value of the loans. In addition, the Company’s collateral position is further protected by U.S. Small Business Administration junior liens on two of the three hotel properties.

In addition, nonaccrual loans in the acquisition, development and construction category increased mainly due to a group of loans to one borrower totaling $6,758 secured by residential lots, undeveloped PUDs and undeveloped land as part of an established residential subdivision in the Aiken, SC market. Due to the overall downturn in the housing market, this subdivision has experienced an extended slowdown in residential lot sales and construction activity. As a result, the borrower became delinquent as to interest payments on the debt. The Company obtained updated appraisals on all of the collateral in the third quarter. The Bank is in the process of negotiating a forbearance agreement with the borrower and guarantors to encourage orderly collateral liquidation.

The table below provides additional detail on nonaccrual loans greater than $800 at December 31, 2011 including the loans described above.

	Balance	Originated	Nonaccrual Date	Trigger	Collateral	Allowance	Method	Appraisal Date	Appraised Value

	(Dollars in thousands)
ADC Loan—CSRA	986	3/29/2007	11/30/09	delinquency	lots	—	collateral value	03/11	1,025
Farmland & Equity lines	826	09/18/08	11/10-12/10	financial condition	house & land	—	collateral value	12/11	1,307
Commercial Real Estate	9,556	05/07-01/11	11/18/11	bankruptcy	commercial bldg	—	collateral value	12/11	14,335
Commercial Real Estate	3,308	03/21/08	08/30/11	financial condition	commercial bldg	—	collateral value	09/11	4,955
ADC Loan—CSRA	1,373	04/29/08	11/18/11	financial condition	land	—	collateral value	08/11	1,871
ADC Loan—CSRA	6,758	03/29/11	03/11-11/11	financial condition	lots & land	—	collateral value	07/11	9,070
Commercial Real Estate	3,490	03/10/08	06/30/11	delinquency	commercial bldg	—	collateral value	08/11	5,205
ADC Loan—Other	1,225	09/30/08	05/06/10	delinquency	lots & land	—	collateral value	09/11	1,269
1-4 Family Residential	830	12/06-06/08	12/31/11	financial condition	houses & lots	96	collateral value	05/08-09/11	1,012
Commercial Real Estate	1,240	09/18/08	10/28/11	financial condition	commercial bldg	—	collateral value	12/11	1,531
ADC Loan—Other	1,540	08/06-01/07	01/28/09	delinquency	land & townhomes	—	collateral value	04/11-11/11	1,926

	$31,132
Other, net	11,765

Nonaccrual loans at December 31, 2011	$42,897

The table below presents a roll forward of other real estate owned for the year ended December 31, 2011 and 2010, respectively.

Other Real Estate Owned

	2011	2010
	(Dollars in thousands)
Beginning balance, January 1	$7,751	$7,974
Additions	6,053	9,395
Increase in valuation allowance	(1,464)	(1,909)
Sales	(5,696)	(8,008)
Gain (loss) on sale of OREO	(435)	299

Ending balance, December 31	$6,209	$7,751

The following table provides details of other real estate owned as of December 31, 2011 and 2010, respectively.

Other Real Estate Owned

	2011	2010
	(Dollars in thousands)
Other Real Estate:
Commercial, financial and agricultural	$182	$—
Real Estate
Commercial	487	298
Residential	1,217	—
Acquisition, development and construction	6,861	9,438
Consumer	—	130

	8,747	9,866
Valuation allowance	(2,538)	(2,115)

	$6,209	$7,751

The net decrease in other real estate owned is due to the continuing process of resolving problem loans.

Potential Problem Loans

In addition to loans disclosed above as past due, nonaccrual and restructured as of December 31, 2011, management also identified further weaknesses in $27,732 of already classified loans. These loans, principally classified for regulatory purposes as substandard, are principally commercial real estate and ADC loans in the company’s primary market area. Estimated potential losses from these potential credit weaknesses have been provided for in determining the allowance for loan losses at December 31, 2011.

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

Additions to the allowance for loan losses, which are expensed on the Company’s income statement as the “provision for loan losses”, are made periodically to maintain the allowance for loan losses at an appropriate level based upon management’s analysis of risk in loan portfolio. The Company’s provision for loan losses in 2011 was $12,584, a decrease of $3,217, or 20.36% from the 2010 provision of $15,801.

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

•

The historical loss ratios are adjusted for internal and external qualitative factors within each loan category. The qualitative factor adjustment may be further increased for loan classifications of watch rated and substandard within each category. Factors include:

•	levels and trends in delinquencies and impaired/classified/graded loans;

•	changes in the quality of the loan review system;

•	trends in volume and terms of loans;

•	effects of changes in risk selection and underwriting standards, and other changes in lending policies, procedures and practices;

•	experience, ability, and depth of lending management and other relevant staff;

•	national and local economic trends and conditions;

•	changes in the value of underlying collateral;

•	other external factors-competition, legal and regulatory requirements; and

•	effects of changes in credit concentrations.

•	The resultant loss factor is applied to each respective loan pool to calculate the ALLL for each loan pool.

•	The total of each loan pool is then added to the ALLL determined for individual loans evaluated for impairment in accordance with ASC 310.

The table below indicates the allocated allowance for all loans according to loan type determined through the Company’s comprehensive allowance methodology for the years indicated. Because these allocations are based upon estimates and subjective judgment, it is not necessarily indicative of the specific amounts or loan categories in which loan losses may occur.

                    Allocation of the Allowance for Loan Loss

	December 31,
	2011		2010		2009		2008		2007
	Amount	Percent(1)	Amount	Percent(1)	Amount	Percent(1)	Amount	Percent(1)	Amount	Percent(1)
	(Dollars in thousands)
Balance at end of year
Applicable to:
Commercial, financial, and agricultural	$4,183	14.40%	$3,463	21.73%	$1,442	18.21%	$1,964	18.93%	$1,760	17.73%
Real estate
Commercial	10,761	37.05%	8,698	37.50%	5,709	33.10%	2,565	26.92%	2,483	28.67%
Residential	5,511	18.97%	5,372	18.00%	5,322	16.68%	2,048	14.11%	2,198	15.37%
Acquisition, development and construction	8,151	28.06%	8,493	20.87%	8,876	29.51%	7,050	37.13%	4,344	34.38%
Consumer loans to individuals	440	1.52%	631	1.90%	989	2.50%	1,115	2.91%	1,015	3.85%

Balance at end of year	$29,046	100.00%	$26,657	100.00%	$22,338	100.00%	$14,742	100.00%	$11,800	100.00%

(1)	Percent of gross loans in each category to total loans adjusted for loans recorded at fair value

The allocation of the allowance for loan losses on commercial real estate loans increased $2,063 and was due in part to an increased level of classified/watch rated loans coupled with an increase in balances. The allocation of the allowance for loan losses for commercial, financial and agricultural loans increased $720 and was due in part to an increased level charge offs during 2011.

In response to the economic environment, management ceased originating and participating in new out of market ADC lending opportunities, has curtailed ADC lending in its primary market and is allowing the portfolio segment to contract to reduce the Company’s near term exposure. Accordingly, in 2011, the total ADC portfolio declined $14,362 or 7.87%. In the CSRA, demand for origination of ADC loans was slow during 2011 and 2010, and new loans were granted generally in pre-sold situations, or with those borrowers with longstanding superior credit relationships with the bank, having a limited number of speculative houses in inventory. The CSRA ADC portfolio declined $8,692 or 5.85%.

ADC loans in the CSRA experienced a lower level of charge-offs in 2011. Net charge-offs totaled $1,196 or 11.73% of net charge-offs in 2011 compared to $3,270 or 28.48% of net charge-offs in 2010. Although the CSRA market has not experienced the same level of property value declines and delinquency as the other markets it has been affected by the national recession. Management believes the local market has performed better due to several factors, including: (1) the level of military spending due to the ongoing expansion of the Army’s Fort Gordon and its missions, (2) the ongoing expansion and economic opportunities provided by the medical community around the state’s Medical College of Georgia, and (3) the reduced level of volatility shown in the Augusta/CSRA residential housing market. However, the CSRA has experienced a much higher than historical level of classified/watch rated loans as well as loans considered impaired. In addition, slow absorption on certain real estate developments has impacted property valuations. These factors, in addition to higher loss experience have contributed to an increase in the allowance.

The following table provides details regarding charge-offs and recoveries by loan category during the most recent five year period, as well as supplemental information relating to both net loan losses, the provision and the allowance for loan losses during each of the past five years. Net charge-offs for 2011 represented 1.18% of average loans outstanding, compared to 1.27% for 2010 and 2.42% for 2009.

                Allowances for Loan Losses

	At December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Total loans outstanding at end of period, net of unearned income	$846,010	$874,095	$937,489	$986,831	$871,440

Average loans outstanding, net of unearned income	$860,936	$902,346	$965,111	$934,512	$800,852

Balance of allowance for loan losses at beginning of year	$26,657	$22,338	$14,742	$11,800	$9,777

Charge-offs:
Commercial, financial and agricultural	2,296	1,139	1,120	885	146
Real estate—commercial	1,472	1,048	1,082	279	219
Real estate—residential mortgage	2,489	1,306	3,742	596	210
Real estate—acquisition, development and construction	4,118	8,656	17,573	4,265	915
Consumer	699	439	616	711	1,086

Total charge-offs	11,074	12,588	24,133	6,736	2,576

Recoveries of previous loan losses:
Commercial, financial and agricultural	162	234	363	348	23
Real estate—commercial	120	13	15	—	32
Real estate—residential mortgage	56	58	169	41	91
Real estate—acquisition, development and construction	106	543	6	2	12
Consumer	435	258	272	232	618

Total recoveries	879	1,106	825	623	776

Net loan losses	10,195	11,482	23,308	6,113	1,800
Provision for loan losses	12,584	15,801	30,904	9,055	3,823

Balance of allowance for loan losses at end of period	$29,046	$26,657	$22,338	$14,742	11,800

Allowance for loan losses to period end loans	3.43%	3.05%	2.38%	1.49%	1.35%
Net charge-offs to average loans	1.18%	1.27%	2.42%	0.65%	0.22%

At December 31, 2011, the allowance for loan losses was 3.43% of outstanding loans, up from 3.05% at December 31, 2010 and 2.38% at December 31, 2009. Although net charge-offs have decreased from 2010 and 2009, the Company has continued to experience elevated levels of net charge-offs in the real estate construction and real estate mortgage categories in 2011. Impaired loans are evaluated based on recent appraisals of the collateral. Collateral values are monitored and further charge-offs are taken if it is determined that collateral values have continued to decline.

Net charge-offs totaled $10,195 at December 31, 2011, of which $4,012, or 39.35%, were related to ADC loans. Of the ADC charge-offs, $1,196 or 29.81% were related to ADC loans in the

CSRA and $2,816 or 70.19% were related to ADC loans in other markets. The provisions for loan losses allocated to individual portfolio segments are affected by the calculation of average historical net loss rate factors and by the internal and external qualitative factors within each category. The loan loss provision allocated to the ADC-CSRA portfolio was $335 and was affected in part by charge-offs of $1,289, and a decrease in the level of substandard and special mention rated loans. The loan loss provision allocated to ADC loans in other markets was $3,335 and was affected in part by charge-offs of $2,829 and qualitative factors related to national and local economic trends and conditions and collateral values. The loan loss provision allocated to the commercial real estate owner occupied portfolio was $3,095 and was affected in part by charge-offs of $851, growth in the portfolio and qualitative factors related to collateral values and local economic trends and conditions. The loan loss provision allocated to the commercial, financial and agricultural portfolio was $2,854 and was affected in part by charge-offs of $2,296 and qualitative factors related to collateral values. The loan loss provision allocated to the 1-4 family portfolio was $2,572 and was affected in part by charge-offs of $2,489 and qualitative factors related to national and local economic trends and conditions. The loan loss provision allocated to the non-owner occupied commercial real estate portfolio was $320 and was affected in part by charge-offs of $621 See Note 4 to the Consolidated Financial Statements.

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

Investment Securities

The Company’s investment securities portfolio increased $17,147 to $603,759 at year-end 2011 from 2010. The Company maintains an investment strategy of seeking portfolio yields within acceptable risk levels, as well as providing liquidity. The Company maintains two classifications of investments: “Held to Maturity” and “Available for Sale.” “Available for Sale” securities are carried at fair market value with related unrealized gains or losses included in stockholders’ equity as accumulated other comprehensive income, whereas the “Held to Maturity” securities are carried at amortized cost. As a consequence, with a higher percentage of securities being placed in the “Available for Sale” category, the Company’s stockholders’ equity is more volatile than it would be if a larger percentage of investment securities were placed in the “Held to Maturity” category. Although equity is more volatile, management has discretion, with respect to the “Available for Sale” securities, to proactively adjust to favorable market conditions in order to provide liquidity and realize gains on the sales of securities. The changes in values in the investment securities portfolio are not taken into account in determining regulatory capital requirements. As of December 31, 2011, except for the U.S. Government agencies and government sponsored entities, there was no issuer who represented 10% or more of stockholders’ equity within the investment portfolio. As of December 31, 2011 and 2010, the estimated fair value of investment securities as a percentage of their amortized cost was 101.38% and 99.38%, respectively. At December 31, 2011, the investment securities portfolio had gross unrealized gains of $10,942 and gross unrealized losses of $2,730, for a net unrealized gain of $8,212. As of December 31, 2010 and 2009, the investment securities portfolio had a net unrealized loss of $3,655 and a net unrealized loss of $2,171, respectively. The following table presents the amortized cost of investment securities held by the Company at December 31, 2011, 2010 and 2009.

Investment Securities

	December 31,
	2011	2010	2009
	(Dollars in thousands)
Available for sale:
U.S. Government Agencies	$169,137	$202,153	$67,290
Obligations of states and political subdivisions	98,305	67,137	26,402
Mortgage-backed securities
U.S. GSE’s MBS—residential	154,619	141,524	87,113
U.S. GSE’s CMO	118,173	139,208	107,153
Other CMO	1,973	3,382	7,834
Corporate bonds	53,340	36,551	12,591
Equity securities	0	2	4

Total	$595,547	$589,957	$308,387

	December 31,
	2011	2010	2009
Held to maturity:
Obligations of states and political subdivisions	$0	$310	$490

Total	$0	$310	$490

The following table represents maturities and weighted average yields of debt securities at December 31, 2011. Yields are based on the amortized cost of securities. Maturities are based on the contractual maturities. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Maturity Distribution and Yields of Investment Securities

	$000000000	$000000000
	December 31, 2011
	Amortized Cost	Yield
	(Dollars in thousands
Available for Sale:
Obligations of U.S. Government agencies
Over five through ten years	$42,794	2.08%
Over ten years	126,343	2.16%

Total	$169,137	2.14%

Obligations of states and political subdivisions (1)
One year or less	$1,660	4.03%
Over one through five years	3,006	4.69%
Over five through ten years	18,703	4.10%
Over ten years	74,936	5.39%

Total	$98,305	5.10%

Corporate bonds
One year or less	$1,003	6.44%
Over one through five years	22,845	3.47%
Over five through ten years	13,392	3.85%
Over ten years	16,100	4.52%

Total	$53,340	3.94%

U.S. GSE’s MBS—residential
Over five through ten years	$8,251	2.93%
Over ten years	146,368	2.50%

Total	$154,619	2.52%

U.S. GSE’s CMO
Over one through five years	$2,395	1.97%
Over five through ten years	1,279	4.51%
Over ten years	114,499	2.53%

Total	$118,173	2.54%

Other CMO
Over five through ten years	$260	4.82%
Over ten years	1,713	21.67%

Total	$1,973	19.44%

Total Investment Securities	$595,547	3.02%

(1)	Tax-equivalent yield

Deposits

The Company’s average interest bearing liabilities increased $6,765 or 0.50% from 2010 to 2011. Average noninterest-bearing deposits increased $14,291 or 12.02%. Average deposits increased $39,078 or 2.86% over 2010 and were net of a reduction of $30,172 in brokered deposits. Average borrowings decreased $18,022 or 18.89% from 2010 to 2011. The majority of the growth in deposits reflects the Company’s strategy of consistently emphasizing deposit growth, as deposits are the primary source of funding for balance sheet growth. Borrowed funds consist of short-term borrowings, securities sold under agreements to repurchase with the Company’s commercial customers and reverse repurchase agreements with SunTrust Robinson Humphrey and Center State Bank, federal funds purchased, subordinated debentures and borrowings from the Federal Home Loan Bank.

Average interest-bearing liabilities increased $93,583 or 7.48% from 2009 to 2010, while average noninterest-bearing deposits increased $4,091 or 3.56% during the same period.

The following table presents the average amount outstanding and the average rate paid on deposits and borrowings by the Company for the years 2011, 2010 and 2009:

Average Deposit and Borrowing Balances and Rates

	Year ended December 31,
	2011		2010		2009
	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate
	(Dollars in thousands)
Noninterest-bearing demand deposits	$133,217	0.00%	$118,926	0.00%	$114,835	0.00%
Interest-bearing liabilities:
NOW accounts	348,164	0.66%	307,820	0.99%	187,250	0.95%
Savings, money management accounts	491,692	0.97%	425,872	1.43%	341,118	1.71%
Time deposits	433,421	1.70%	514,798	2.20%	577,897	2.88%
Federal funds purchased / securities sold under repurchase agreements	741	0.81%	1,468	1.36%	40,823	0.80%
Other borrowings	76,656	3.43%	93,951	3.74%	103,238	3.78%

Total interest-bearing liabilities	$1,350,674	1.26%	$1,343,909	1.79%	$1,250,326	2.28%

Total noninterest & interest-bearing liabilities	$1,483,891		$1,462,835		$1,365,161

The following table presents the maturities of the Company’s time deposits over $100 at December 31, 2011:

Maturities of Time Deposits

Time Certificates of Deposit of $100 or More
(Dollars in thousands)
Months to Maturity
Within 3 months	$95,529
After 3 through 6 months	28,373
After 6 through 12 months	80,331

Within one year	204,233
After 12 months	82,086

Total	$286,319

This table indicates that the majority of time deposits of $100 or more have a maturity of less than twelve months. This is reflective of both the Company’s market and recent interest rate environments. Large time deposit customers tend to be extremely rate sensitive, making these deposits a volatile source of funding for liquidity planning purposes. However, dependent upon pricing, these deposits are virtually always available in the Company’s market. At December 31, 2011, the Company had $40,765 of brokered certificates of deposit that mature after 12 months. The Company does not have any time deposits of $100 or more that are not certificates of deposit.

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

Unfunded commitments to extend credit where contractual amounts represent potential credit risk totaled $133,471 and $136,194 at December 31, 2011 and 2010, respectively. These commitments are primarily at variable interest rates.

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

Commitments and Contractual Obligations

	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(Dollars in thousands)
Lines of credit	$133,471	—	—	—
Lease agreements	239	97	66	—
Deposits	1,274,194	115,866	28,603	559
Securities sold under repurchase agreements	701	—	—	—
FHLB advances	—	—	—	39,000
Other borrowings	—	—	—	—
Subordinated debentures	—	2,947	—	20,000

Total commitments and contractual obligations	$1,408,605	118,910	28,669	59,559

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

The Company manages its sensitivity to interest rate movements by adjusting the maturity of, and establishing rates on, the interest-earning asset portfolio and interest-bearing liabilities in line with management’s expectations relative to market interest rates. The Company would generally benefit from increasing market interest rates when the balance sheet is asset sensitive and would benefit from decreasing market rates when it is liability sensitive. At December 31, 2011, the Company’s interest rate sensitivity position was liability sensitive within the one-year horizon.

The following table “Interest Sensitivity Analysis” details the interest rate sensitivity of the Company at December 31, 2011. The principal balances of the various interest-earning and interest-bearing balance sheet instruments are shown in the time period where they are first subject to repricing, whether as a result of floating or adjustable rate contracts. During 2008 the Company instituted floors on various categories of its variable rate loan portfolio. In most cases the floors are between 5.50% and 6.00% and based upon the prime interest rate plus a margin. The prime interest rate at December 31, 2011 was 3.25%. At this level the prime based variable rate loans will essentially have the characteristics of fixed rate loans until the prime rate increases above 5.50% to 6.00%. Fixed rate time deposits are presented according to their contractual maturity while variable rate time deposits reprice with the prime rate and are presented in the within three months time frame. Prime savings accounts reprice at management’s discretion when prime is below 5.00% and at 50% of the prime rate when prime is greater than 5.00%. In the table presented below, prime savings reprices in the within three months time frame. Regular savings, money management and NOW accounts do not have a contractual maturity date and are presented as repricing at the earliest date in which the deposit holder could withdraw the funds. All other borrowings are shown in the first period in which they could reprice. In the one-year time period, the pricing mismatch on a cumulative basis was liability sensitive $481,559 or 32.68% of total interest-earning assets. Management has procedures in place to carefully monitor the Company’s interest rate sensitivity as the rate environment changes. It should also be noted that all interest rates do not adjust at the same velocity. As an example, the majority of the savings category listed below is priced on an adjustable basis. When prime is greater than 5.00%, it is fifty percent of the prime rate. Therefore, as the prime rate adjusts 100 basis points, the rate on this liability only adjusts 50 basis points. Moreover, varying interest rate environments can create unexpected changes in prepayment levels of assets and liabilities. Investments prepayments are reflected at their current prepayment speeds in the interest sensitivity analysis report. No other prepayments are reflected in the following interest sensitivity analysis report. Prepayments may have significant effects on the Company’s net interest margin. Hence, gap is only a general indicator of interest rate sensitivity and cannot be interpreted as an absolute measurement of the Company’s interest rate risk.

                    Interest Sensitivity Analysis

                         At December 31, 2011

	Within Three Months	After Three Through Six Months	After Six Through Twelve Months	Within One Year	One Year Through Five Years	Over Five Years	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$332,165	43,561	126,825	502,551	328,053	15,406	846,010
Investment securities (including restricted equity securities)	137,067	14,284	15,672	167,023	175,262	266,560	608,845
Interest-bearing deposits in other banks	18,761	—	—	18,761	—	—	18,761

Total interest-earning assets	$487,993	57,845	142,497	688,335	503,315	281,966	1,473,616

Interest-bearing liabilities:
Money management accounts	$42,977	—	—	42,977	—	—	42,977
Savings accounts	471,728	—	—	471,728	—	—	471,728
NOW accounts	346,236	—	—	346,236	—	—	346,236
Time deposits	133,824	45,182	109,246	288,252	122,833	—	411,085
Securities sold under repurchase agreements	701	—	—	701	—	—	701
Federal Home Loan Bank advances	—	—	—	—	—	39,000	39,000
Subordinated debentures	20,000	—	—	20,000	2,947	—	22,947

Total interest-bearing liabilities	$1,015,466	45,182	109,246	1,169,894	125,780	39,000	1,334,674

Period gap	$(527,473)	12,663	33,251	(481,559)	377,535	242,966
Cumulative gap	(527,473)	(514,810)	(481,559)	(481,559)	(104,024)	138,942
Ratio of cumulative gap to total interest-earning assets	(35.79%)	(34.94%)	(32.68%)	(32.68%)	(7.06%)	9.43%

Liquidity

Management of the Company’s liquidity position is closely related to the process of asset/liability management. Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to provide sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. The Company intends to meet its liquidity needs by managing cash and due from banks, federal funds sold and purchased, maturity of investment securities, principal repayments received from mortgage-backed securities and lines of credit as necessary. GB&T maintains a line of credit with the Federal Home Loan Bank approximating 10% of its total assets. Federal Home Loan Bank advances are collateralized by eligible first mortgages, commercial real estate loans and investment securities. GB&T maintains repurchase lines of credit with SunTrust Robinson Humphrey, Atlanta, Georgia, for advances up to $20,000 of which no amounts were outstanding at December 31, 2011. GB&T has a federal funds purchased accommodation with SunTrust Bank, Atlanta, Georgia, for advances up to $10,000 and a $10,000 repurchase line of credit with Center State Bank, Orlando, Florida. Additionally, liquidity needs can be supplemented by the structuring of the maturities of investment securities and the pricing and maturities on loans and deposits offered to customers. The Company also uses retail securities sold under repurchase agreements to fund operations. Retail securities sold under repurchase agreements were $701 at December 31, 2011.

Capital

Total stockholders’ equity was $117,029 at December 31, 2011, an increase of $17,071 or 17.08% from the previous year. The Company purchased no shares of treasury stock in 2011 and 2010. The Company issued no shares of treasury stock in 2011 and 2010.

The Company’s average equity to average total assets was 6.73% in 2011 compared to 6.39% in 2010 and 6.82% in 2009. Capital is considered to be adequate to meet present operating needs and anticipated future operating requirements.

Management is not aware of any trends, events or uncertainties that are reasonably likely to have a material effect on the Company’s capital resources or operations. The following table presents the return on equity and assets for the years 2011, 2010 and 2009.

Return on Equity and Assets

	Years ended December 31,
	2011	2010	2009
Return on average total assets	0.69%	0.44%	(0.54%)
Return on average equity	10.23%	6.81%	(7.92%)
Average equity to average assets ratio	6.73%	6.39%	6.82%

At December 31, 2011, the Company was well above the minimum capital ratios required under the regulatory risk-based capital guidelines and was considered well capitalized. The following table presents the capital ratios for the Company and its subsidiary.

ANALYSIS OF CAPITAL

	Required		Actual		Excess
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Southeastern Bank Financial Corporation
12/31/2011
Risk-based capital:
Tier 1 capital	$40,972	4.00%	$133,253	13.01%	$92,281	9.01%
Total capital	81,944	8.00%	147,436	14.39%	65,492	6.39%
Tier 1 leverage ratio	64,938	4.00%	133,253	8.21%	68,315	4.21%
12/31/2010
Risk-based capital:
Tier 1 capital	$40,208	4.00%	$122,052	12.14%	$81,844	8.14%
Total capital	80,416	8.00%	136,559	13.59%	56,143	5.59%
Tier 1 leverage ratio	66,092	4.00%	122,052	7.39%	55,960	3.39%

Georgia Bank & Trust Company
12/31/2011 (1)
Risk-based capital:
Tier 1 capital	$40,838	4.00%	$132,450	12.97%	$91,612	8.97%
Total capital	81,676	8.00%	145,413	14.24%	63,737	6.24%
Tier 1 leverage ratio	72,938	4.50%	132,450	8.17%	59,512	3.67%
12/31/2010
Risk-based capital:
Tier 1 capital	$35,363	4.00%	$106,962	12.10%	$71,599	8.10%
Total capital	70,726	8.00%	118,175	13.37%	47,449	5.37%
Tier 1 leverage ratio	66,500	4.50%	106,962	7.24%	40,462	2.74%

Southern Bank & Trust
12/31/2010
Risk-based capital:
Tier 1 capital	$4,889	4.00%	$14,475	11.84%	$9,586	7.84%
Total capital	9,779	8.00%	16,015	13.10%	6,236	5.10%
Tier 1 leverage ratio	7,381	4.00%	14,475	7.84%	7,094	3.84%

(1)	Reflects 2011 merger of Southern Bank & Trust into Georgia Bank & Trust.

Cash Flows from Operating, Investing and Financing Activities

Net cash provided by operating activities was $13,343 in 2011, a decrease of $25,008 from 2010. Net cash provided by operating activities was $38,351 in 2010, an increase of $19,041 from 2009.

Net cash provided by investing activities was $4,392 in 2011 compared to net cash used in investing activities of $213,487 in 2010. The change was principally due to lower growth in the investment securities portfolio in 2011 compared to 2010. Loans decreased $11,837 in 2011 compared to a decrease in loans of $42,517 in 2010. In addition, the Company received proceeds from sale of other real estate of $5,696. Net cash provided by investing activities decreased $235,979 in 2010 to a net cash used of $231,487. The decrease was principally due to growth in the investment securities portfolio in 2010. Loans decreased $42,517 in 2010 compared to a decrease in loans of $7,090 in 2009. In addition, the Company received proceeds from sale of other real estate of $8,008.

Net cash used in financing activities in 2011 was $13,009 as compared to a net cash provided by financing activities of $110,257 in 2010. The primary reason for the change was the $121,718 decline in deposit growth in 2011 compared to 2010. In addition, repayments of Federal Home Loan Bank advances totaled $21,407 in 2011. Net cash provided by financing activities in 2010 was $110,257, an increase of $23,833 from 2009. The primary reason was the decrease in federal funds purchased and securities sold under repurchase agreements which was offset by a $10,779 decline in deposit growth compared to 2009. Cash was used to repay $17,000 in advances from Federal Home Loan Bank.

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

In June 2011, the FASB amended existing guidance relating to presentation of other comprehensive income in a convergence effort with international accounting standards. This guidance eliminates the option to present the components of comprehensive income as a part of the statement of changes in stockholders’ equity and requires a consecutive presentation of net income and other comprehensive income, and a reconciliation of the components of other comprehensive income. Similar to the requirements of existing guidance, entities are required to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statements where the components of net income and OCI are presented. The amendments in this guidance should be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted and the amendments do not require any transition disclosures. The adoption of this guidance did not have an effect on the Company’s results of operations or financial position but did require expansion of the Company’s financial statement presentation.

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

The following table presents the Company’s projected changes in net interest income for the various rate shock levels as of December 31, 2011 and 2010.

	Amount	Dollar Change	Percent Change
	(Dollars in thousands)
December 31, 2011
-400 basis points	$42,253	$(6,167)	(12.74%)
-300 basis points	42,311	(6,109)	(12.62%)
-200 basis points	42,868	(5,552)	(11.47%)
-100 basis points	44,502	(3,918)	(8.09%)
Base	48,420
+100 basis points	46,823	(1,597)	(3.30%)
+200 basis points	44,711	(3,709)	(7.66%)
+300 basis points	43,161	(5,259)	(10.86%)
+400 basis points	41,619	(6,801)	(14.05%)

December 31, 2010
-300 basis points	$44,178	$(6,858)	(13.44%)
-200 basis points	44,967	(6,069)	(11.89%)
-100 basis points	47,533	(3,503)	(6.86%)
Base	51,036
+100 basis points	50,824	(212)	(0.42%)
+200 basis points	50,465	(571)	(1.12%)
+300 basis points	51,357	321	0.63%

Item 8. Financial Statements and Supplementary Data

SOUTHEASTERN BANK FINANCIAL CORPORATION

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Southeastern Bank Financial Corporation

Augusta, Georgia

We have audited the accompanying consolidated balance sheets of Southeastern Bank Financial Corporation as of December 31, 2011 and 2010, and the related consolidated statements of income (loss) and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southeastern Bank Financial Corporation as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Southeastern Bank Financial Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2012 expressed an unqualified opinion thereon.

/s/ Crowe Horwath LLP

Oak Brook, Illinois

February 24, 2012

SOUTHEASTERN BANK FINANCIAL CORPORATION

Consolidated Balance Sheets

December 31, 2011 and 2010

	2011	2010
	(Dollars in thousands)
Assets
Cash and due from banks	$51,080	42,305
Interest-bearing deposits in other banks	18,761	22,810

Cash and cash equivalents	69,841	65,115

Investment securities:
Available-for-sale	603,759	586,302
Held-to-maturity, at cost (fair values of $0 and $311 at December 31, 2011 and 2010, respectively)	—	310
Loans held for sale	29,046	12,775
Loans	846,010	874,095
Less allowance for loan losses	29,046	26,657

Loans, net	816,964	847,438

Premises and equipment, net	27,608	29,416
Accrued interest receivable	6,247	6,382
Goodwill, net	140	140
Bank-owned life insurance	30,713	24,178
Restricted equity securities	5,086	5,707
Other real estate owned	6,209	7,751
Prepaid FDIC assessment	3,420	4,784
Deferred tax asset	12,723	14,595
Other assets	3,017	2,212

	$1,614,773	1,607,105

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	147,196	120,139
Interest-bearing:
NOW accounts	346,236	356,267
Savings	471,728	409,584
Money management accounts	42,977	36,937
Time deposits of $100 or more	286,319	346,721
Other time deposits	124,766	141,089

	1,419,222	1,410,737

Securities sold under repurchase agreements	701	818
Advances from Federal Home Loan Bank	39,000	60,000
Accrued interest payable and other liabilities	15,874	12,645
Subordinated debentures	22,947	22,947

Total liabilities	1,497,744	1,507,147

Stockholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; 0 shares outstanding in 2011 and 2010, respectively	—	—
Common stock, $3.00 par value; 10,000,000 shares authorized; 6,677,667 and 6,675,147 shares issued and outstanding in 2011 and 2010, respectively	20,033	20,025
Additional paid-in capital	62,767	62,618
Retained earnings	30,593	19,548
Accumulated other comprehensive income (loss), net	3,636	(2,233)

Total stockholders’ equity	117,029	99,958

	$1,614,773	1,607,105

See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

Years ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	(Dollars in thousands, except per share data)
Interest income:
Loans, including fees	$50,036	53,707	56,196
Investment securities:
Taxable	15,443	14,680	13,376
Tax-exempt	2,041	1,101	906
Federal funds sold	—	9	29
Interest-bearing deposits in other banks	120	377	253

Total interest income	67,640	69,874	70,760

Interest expense:
Deposits	14,443	20,465	24,249
Federal funds purchased and securities sold under repurchase agreements	6	20	327
Other borrowings	2,629	3,513	3,907

Total interest expense	17,078	23,998	28,483

Net interest income	50,562	45,876	42,277

Provision for loan losses	12,584	15,801	30,904

Net interest income after provision for loan losses	37,978	30,075	11,373

Noninterest income:
Service charges and fees on deposits	6,749	6,926	7,051
Gain on sales of loans	7,075	8,624	8,493
Gain (loss) on sale of fixed assets, net	71	26	(15)
Investment securities gains, net	1,119	1,271	2,532
Other-than-temporary loss
Total impairment loss	(191)	(96)	(991)
Less loss recognized in other comprehensive income (loss)	(89)	—	(16)

Net impairment loss recognized in earnings	(102)	(96)	(975)
Retail investment income	1,851	1,662	1,175
Trust services fees	1,128	1,128	1,040
Earnings from cash surrender value of bank-ownedlife insurance	1,035	931	880
Miscellaneous income	745	614	558

Total noninterest income	19,671	21,086	20,739

Noninterest expense:
Salaries and other personnel expense	23,223	23,462	22,534
Occupancy expenses	4,359	4,581	4,691
Other real estate losses	1,899	1,610	6,329
Other operating expenses	12,560	12,162	12,957

Total noninterest expense	42,041	41,815	46,511

Income (loss) before income taxes	15,608	9,346	(14,399)

Income tax expense (benefit)	4,563	2,490	(6,414)

Net income (loss)	$11,045	6,856	(7,985)

Other comprehensive income (loss):
Net change in unrealized loss on derivatives	(2,262)	—	—
Net change in unrealized gain (loss) on securities	12,884	(309)	(686)
Reclassification adjustment for realized gainon securities, net of OTTI	(1,017)	(1,175)	(1,557)
Tax effect	(3,736)	577	873

Total other comprehensive income (loss)	5,869	(907)	(1,370)

Comprehensive income (loss)	$16,914	5,949	(9,355)

(continued)

SOUTHEASTERN BANK FINANCIAL CORPORATION

Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

Years ended December 31, 2011, 2010 and 2009

(continued)

	2011	2010	2009
Basic net income (loss) per share	$1.65	1.03	(1.24)

Diluted net income (loss) per share	1.65	1.03	(1.24)

Weighted average common shares outstanding	6,676,774	6,674,224	6,422,867

Weighted average number of common and common equivalent shares outstanding	6,676,774	6,674,224	6,422,867

See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Consolidated Statements of Stockholders’ Equity

Years ended December 31, 2011, 2010 and 2009

(In thousands, except per share data)

			Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss), net	Total stockholders’ equity
	Common stock
	Number of shares	Amount
Balance, January 1, 2009	5,988	$17,963	55,189	21,455	—	44	94,651

Net loss	—	—	—	(7,985)	—	—	(7,985)
Other comprehensive loss	—	—	—	—	—	(1,370)	(1,370)
Cash dividends ($0.13 per common share)	—	—	—	(778)	—	—	(778)
Stock options compensation cost	—	—	188	—	—	—	188
Issuance of common stock	683	2,049	6,961	—	—	—	9,010
Directors’ stock purchase plan	2	6	22	—	5	—	33
Purchase of treasury stock	—	—	—	—	(5)	—	(5)

Balance, December 31, 2009	6,673	$20,018	62,360	12,692	—	(1,326)	93,744

Net income	—	—	—	6,856	—	—	6,856
Other comprehensive loss	—	—	—	—	—	(907)	(907)
Stock options compensation cost	—	—	241	—	—	—	241
Directors’ stock purchase plan	2	7	17	—	—	—	24

Balance, December 31, 2010	6,675	$20,025	62,618	19,548	—	(2,233)	99,958

Net income	—	—	—	11,045	—	—	11,045
Other comprehensive income	—	—	—	—	—	5,869	5,869
Stock options compensation cost	—	—	127	—	—	—	127
Directors’ stock purchase plan	3	8	22	—	—	—	30

Balance, December 31, 2011	6,678	$20,033	62,767	30,593	—	3,636	117,029

See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Consolidated Statements of Cash Flows

Years ended December 31, 2011, 2010 and 2009

	$000,000	$000,000	$000,000
	2011	2010	2009
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$11,045	6,856	(7,985)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,434	2,651	2,718
Deferred income tax benefit	(1,865)	(2,857)	(3,945)
Provision for loan losses	12,584	15,801	30,904
Investment securities (gains) losses, net	(1,119)	(1,271)	(2,532)
Other-than-temporary impairment losses	102	96	975
Net amortization of premium on investment securities	3,443	2,090	366
Earnings from cash surrender value of bank-owned life insurance	(1,035)	(931)	(880)
Stock options compensation cost	127	241	188
Prepayment fees on Federal Home Loan Bank advances	407	—	—
(Gain) loss on disposal of premises and equipment	(71)	(26)	15
Loss (gain) on the sale of other real estate	435	(299)	5,741
Provision for other real estate valuation allowance	1,464	1,909	588
Gain on sales of loans	(7,075)	(8,624)	(8,493)
Real estate loans originated for sale	(242,606)	(328,098)	(367,532)
Proceeds from sales of real estate loans	233,411	343,104	375,823
Decrease (increase) in accrued interest receivable	135	(291)	994
Decrease (increase) in other assets	560	8,461	(10,458)
Increase (decrease) in accrued interest payable and other liabilities	967	(461)	2,823

Net cash provided by operating activities	13,343	38,351	19,310

Cash flows from investing activities:
Proceeds from sales of securities	92,878	72,296	127,524
Proceeds from maturities and calls of available for sale securities	209,554	198,747	128,193
Proceeds from maturities and calls of held to maturity securities	—	180	203
Purchase of available for sale securities	(310,139)	(553,527)	(263,117)
Purchase of restricted equity securities	(38)	—	(322)
Proceeds from redemption of FHLB stock	659	631	23
Purchase of loans	—	—	(1,809)
Net decrease in loans	11,837	42,517	7,090
Purchase of bank-owned life insurance	(5,500)	—	(5,000)
Additions to premises and equipment	(737)	(368)	(747)
Proceeds from sale of other real estate	5,696	8,008	12,183
Proceeds from sale of premises and equipment	182	29	271

Net cash provided by (used in) investing activities	4,392	(231,487)	4,492

(continued)

SOUTHEASTERN BANK FINANCIAL CORPORATION

Consolidated Statements of Cash Flows

Years ended December 31, 2011, 2010 and 2009

(continued)

	2011	2010	2009
Cash flows from financing activities:
Net increase in deposits	8,485	130,203	140,982
Net decrease in federal funds purchased and securities sold under repurchase agreements	(117)	(2,370)	(59,365)
Payments of Federal Home Loan Bank advances	(21,407)	(17,000)	(7,000)
Proceeds from subordinated debentures	—	—	2,947
Proceeds from other borrowed funds	—	—	600
Principal payments on other borrowed funds	—	(600)	—
Proceeds from issuance of common stock	—	—	9,010
Proceeds from directors’ stock purchase plan	30	24	33
Purchase of treasury stock	—	—	(5)
Payment of cash dividends	—	—	(778)

Net cash (used in) provided by financing activities	(13,009)	110,257	86,424

Net increase (decrease) in cash and cash equivalents	4,726	(82,879)	110,226

Cash and cash equivalents at beginning of year	65,115	147,994	37,768

Cash and cash equivalents at end of year	$69,841	65,115	147,994

Supplemental disclosures of cash paid during the year for:
Interest	$17,890	24,190	29,620
Income taxes, net of refunds	6,682	822	628

Supplemental information on noncash investing activities:
Loans transferred to other real estate	$6,053	9,395	20,752

See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

Note 1 — Summary of Significant Accounting Policies

Southeastern Bank Financial Corporation and its wholly owned subsidiary (collectively the “Company”), consisting of Southeastern Bank Financial Corporation (the “Parent”) and Georgia Bank & Trust Company of Augusta, Georgia (“GB&T”), offer a wide range of lending services, including real estate, commercial, and consumer loans to individuals and small to medium-sized businesses and professionals that are located in, or conduct a substantial portion of their business in, the Richmond and Columbia Counties of Georgia, and Aiken County, South Carolina.

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

Effective December 5, 2011, the Company consummated the merger of its two wholly-owned bank subsidiaries: Southern Bank & Trust, a South Carolina state bank headquartered in Aiken, SC (“SB&T”), and GB&T, a Georgia state bank headquartered in Augusta, Georgia. In the merger, SB&T merged with and into GB&T, with GB&T surviving the merger, and GB&T assuming, by operation of law, all of SB&T’s rights and obligations. The consolidated financial statements include the accounts of Southeastern Bank Financial Corporation and its wholly owned subsidiary, Georgia Bank & Trust Company of Augusta, Georgia. Significant intercompany transactions and accounts are eliminated in consolidation.

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

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

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

Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market conditions warrant such an evaluation. In estimating other-than-temporary impairment, management considers: the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuer, whether the market decline was affected by macroeconomic conditions, and whether the Company has the intent to sell the security or more likely than not will be required to sell the security before its anticipated recovery. If either of the criteria regarding intent or requirement to sell is met, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. For debt securities that do not meet the aforementioned criteria, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income or loss, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment. For equity securities, the entire amount of impairment is recognized through earnings. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

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

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(d)	Loans and Allowance for Loan Losses

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs, and an allowance for loan losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

Non-Accrual Loan Procedures-

Interest income on loans of all segments and classes are generally discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Consumer loans are typically charged off no later than 120 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. A loan is moved to non-accrual status in accordance with the Company’s policy, typically after 90 days of non-payment as measured from the loan’s contractual due date.

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Subsequent payments of interest are recognized on the cash basis as income when full collection of principal is expected. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured and there is a period of at least 6 months of repayment performance (1 year for loans providing for quarterly or semi-annual payments) by the borrower in accordance with contractual terms.

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

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

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

Allowance for Loan Losses:

The allowance for loan losses (ALLL) is a valuation allowance for probable incurred credit losses. The allowance for loan losses is established through a provision for loan losses charged to expense. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired.

Impaired Loans and Troubled Debt Restructurings

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (both principal and interest) according to the contractual terms of the loan agreement. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

All lending relationships over $500 are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

for impairment disclosures. Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

The following portfolio segments have been identified:

•	Acquisition Development and Construction (“ADC”) — CSRA

•	ADC — Other

•	Commercial Real Estate — Non owner occupied

•	Commercial Real Estate — Owner occupied

•	1-4 Family

•	Consumer

The following is a discussion of the risks characteristics of these portfolio segments.

Acquisition, Development & Construction (ADC) — CSRA (Primary Market) — ADC lending carries all of the normal risks involved in lending including the changing nature of borrower and guarantor financial conditions and the knowledge that the sale of the completed lots and/or structures is likely the sole source of repayment as opposed to other forms of borrower cash flow. In addition, this type of lending carries several additional risk factors including: (1) timely project completion (contractor financial condition, commodity prices, weather delays, prospective tenant financial condition); (2) market factors (changing economic conditions, unemployment rates, end-user financing availability, interest rates); (3) competition (similar product availability, bank foreclosed properties); and (4) end-product price stability.

ADC — Other — ADC lending in all other markets carries all of the ADC risks outlined for the CSRA plus the additional risk of lending outside of the Company’s traditional market area where our knowledge of these markets may not be as well developed.

Commercial Real Estate — Non Owner Occupied — This lending category includes loans for multi-family, office, warehouse, retail, hotel/motel and other non-owner occupied properties. Loans in this category carry more risk than owner-occupied properties because

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

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

Commercial Real Estate — Owner Occupied — This portfolio segment includes loans to finance office buildings, retail establishments, warehouses, convenience stores, churches, schools, daycare facilities, restaurants, health care facilities, golf courses and other owner-occupied properties. Loans in this category generally carry less risk than non-owner occupied properties because the cash flow to service the property’s debt is derived from the owner of the property’s business as opposed to unrelated third-party tenants. The cash flows and property values for one-user, owner-occupied properties tend to be more stable because they are based upon the operation of the owner’s business as opposed to rent from a variety of smaller tenants (each of which carries its own set of business and market risks).

1-4 Family — This lending category includes loans secured by improved residential real estate. Loans in this category are affected by local real estate markets, local & national economic factors affecting borrowers’ employment prospects & income levels, and levels & movement of interest rates and the general availability of mortgage financing.

Consumer — This portfolio segment includes loans secured by consumer goods (e.g. vehicles, recreational products, equipment, etc.), but also may be unsecured. Similar to the 1-4 family category, this segment of the loan portfolio depends on a variety of local & national economic factors affecting borrowers’ employment prospects, income levels and overall economic sentiment.

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

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

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

ALLL Methodology

The Company’s approach to ALLL reserve calculation uses two distinct perspectives, the guidelines of using Financial Accounting Standards ASC 450 (Accounting for Contingencies) and ASC 310 (Accounting by Creditors for Impairment of a Loan, for individual loans). The process is generally as follows and methodology applies to all classes of loans within the portfolio segments:

•	Loans are grouped according in categories of similar risk characteristics (Portfolio segments)

•

For each loan category, a four year average rolling historical net loss rate is calculated, with the loss rate more heavily weighted to the most recent two years loss history. The historical loss ratios are adjusted for internal and external qualitative factors within each loan category. The qualitative factor adjustment may be further increased for loan classifications of watch rated and substandard within each category. Factors include:

•	levels and trends in delinquencies and impaired/classified/graded loans;

•	changes in the quality of the loan review system;

•	trends in volume and terms of loans;

•	effects of changes in risk selection and underwriting standards, and other changes in lending policies, procedures and practices;

•	experience, ability, and depth of lending management and other relevant staff;

•	national and local economic trends and conditions;

•	changes in the value of underlying collateral;

•	other external factors-competition, legal and regulatory requirements;

•	effects of changes in credit concentrations

•	The resultant loss factor is applied to each respective loan pool to calculate the ALLL for each loan pool.

•	The total of each loan pool is then added to the ALLL determined for individual loans evaluated for impairment in accordance with ASC 310.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

In 2011, certain changes were made in the methodology for calculating the allowance for loan losses. In particular, due to declining balances and merger of the two subsidiary banks, the company elected to combine all non-CSRA ADC segments into one ADC-Other portfolio segment for determining historical loss factors and disclosure purposes. In conjunction with that change, the company determined that the aggregate historical loss factor for the ADC-Other segment was appropriate to use for the new segment. Previously, certain individual ADC segments had judgmentally determined loss factors due to the declining sizes of those portfolios. Because these segments were generally smaller at the time of combination, none of the changes resulted in material adjustments to the aggregate allowance for loan losses, or to the ADC-Other loan segment, nor did they have a material impact on prior years presented.

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

Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives. Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest on the loan is locked. The Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into, in order to hedge the change in interest rates resulting from its commitments to fund the loans. Changes in the fair values of these derivatives are included in net gains on sales of loans. Fair values of these derivatives were $24 and $2 as of December 31, 2011 and 2010, respectively.

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

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

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

Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified. The Company’s goodwill is not considered impaired at December 31, 2011.

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

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(j)	Income (Loss) Per Share

Basic net income (loss) per share is net income (loss) divided by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share includes the dilutive effect of additional potential common shares issuable under stock options. The calculation of diluted earnings (loss) per share for 2011, 2010 and 2009 excludes the dilutive effect of all stock options outstanding of 272,280, 286,063 and 286,063 at December 31, 2011, 2010 and 2009, respectively, as the effect is anti-dilutive for all periods presented.

	December 31,
	2011	2010	2009
Weighted average common shares outstanding for basic earnings per common share	6,676,774	6,674,224	6,422,867
Add: Dilutive effects of assumed exercises of stock options	—	—	—

Weighted average number of common and common equivalent shares outstanding	6,676,774	6,674,224	6,422,867

(k)	Other Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale and interest rate swap derivatives which are also recognized as separate components of equity.

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

(m)	Adoption of New Accounting Standards

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

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. The adoption of this guidance did not have a material effect on the Company’s results of operations or financial position, but did require expansion of the Company’s disclosures.

In June 2011, the FASB amended existing guidance relating to presentation of other comprehensive income in a convergence effort with international accounting standards. This guidance eliminates the option to present the components of comprehensive income as a part of the statement of changes in stockholders’ equity and requires a consecutive presentation of net income and other comprehensive income, and a reconciliation of the components of other comprehensive income. Similar to the requirements of existing guidance, entities are required to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statements where the components of net income and OCI are presented. Although portions of the Update related to the reclassification of adjustments out of OCI were deferred indefinitely in December 2011, the amendments in this guidance should be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted and the amendments do not require any transition disclosures. The adoption of this guidance did not have an effect on the Company’s results of operations or financial position but did require expansion of the Company’s financial statement presentation.

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

(p)	Derivatives

At the inception of a derivative contract, the Company designates the derivative as one of three types based on the Company’s intentions and belief as to likely effectiveness as a hedge. These three types are (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), or (3) an instrument with no hedging designation (“stand-alone derivative”). For a fair value hedge, the gain or loss on the derivative, as

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

well as the offsetting loss or gain on the hedged item, are recognized in current earnings as fair values change. For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings. For both types of hedges, changes in the fair value of derivatives that are not highly effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings. Changes in the fair value of derivatives that do not qualify for hedge accounting are reported currently in earnings, as noninterest income.

Net cash settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense, based on the item being hedged. Net cash settlements on derivatives that do not qualify for hedge accounting are reported in noninterest income. Cash flows on hedges are classified in the cash flow statement the same as the cash flows of the items being hedged.

The Company formally documents the relationship between derivatives and hedged items, as well as the risk-management objective and the strategy for undertaking hedge transactions at the inception of the hedging relationship. This documentation includes linking fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative instruments that are used are highly effective in offsetting changes in fair values or cash flows of the hedged items. The Company discontinues hedge accounting when it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative is settled or terminates, a hedged forecasted transaction is no longer probable, a hedged firm commitment is no longer firm, or treatment of the derivative as a hedge is no longer appropriate or intended.

When hedge accounting is discontinued, subsequent changes in fair value of the derivative are recorded as noninterest income. When a fair value hedge is discontinued, the hedged asset or liability is no longer adjusted for changes in fair value and the existing basis adjustment is amortized or accreted over the remaining life of the asset or liability. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transactions are still expected to occur, gains or losses that were accumulated in other comprehensive income are amortized into earnings over the same periods which the hedged transactions will affect earnings.

(q)	Reclassifications

Some items in the prior period financial statements were reclassified to conform to the current presentation.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(r)	Rounding

Dollar amounts are rounded to thousands except share and per share data unless otherwise noted.

Note 2 — Cash and Due From Banks

The Company’s subsidiary is required by the Federal Reserve Bank to maintain average daily cash balances. These required balances were $1,690 at December 31, 2011 and $3,519 at December 31, 2010.

Note 3 — Investment Securities

The following tables summarize the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio at December 31, 2011 and 2010 and the corresponding amounts of unrealized gains and losses therein.

	2011
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(Dollars in thousands)
Available-for-sale:
Obligations of U.S.
Government agencies	$169,137	758	(143)	169,752
Obligations of states and political subdivisions	98,305	4,641	(86)	102,860
Mortgage-backed securities
U.S. GSE’s* MBS—residential	154,619	3,363	(117)	157,865
U.S. GSE’s CMO	118,173	2,040	(211)	120,002
Other CMO	1,973	9	(158)	1,824
Corporate bonds	53,340	131	(2,015)	51,456

	$595,547	10,942	(2,730)	603,759

*	Government sponsored entities

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

	2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(Dollars in thousands)
Available-for-sale:
Obligations of U.S.
Government agencies	$202,153	527	(1,763)	200,917
Obligations of states and political subdivisions	67,137	318	(3,337)	64,118
Mortgage-backed securities
U.S. GSE’s MBS—residential	141,524	1,880	(1,679)	141,725
U.S. GSE’s CMO	139,208	1,756	(630)	140,334
Other CMO	3,382	50	(359)	3,073
Corporate bonds	36,551	467	(885)	36,133
Equity securities	2	—	—	2

	$589,957	4,998	(8,653)	586,302

Held-to-maturity:
Obligations of states and political subdivisions	$310	1	—	311

	$310	1	—	311

As of December 31, 2011, except for the U.S. Government agencies and government sponsored entities, there was no issuer who represented 10% or more of stockholders’ equity within the investment portfolio.

Proceeds from sales of securities available-for-sale and the associated gains (losses), excluding gains (losses) on called securities, during 2011, 2010 and 2009 were as follows:

	December 31,
	2011	2010	2009
	(Dollars in thousands)
Proceeds	$92,878	$72,296	$127,524
Gross Gains	1,411	1,544	3,110
Gross Losses	(358)	(339)	(603)

Investment securities with a carrying amount of approximately $251,104 and $298,254 at December 31, 2011 and 2010, respectively, were pledged to secure public and trust deposits, and for other purposes required or permitted by law.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

The amortized cost and fair value of the investment securities portfolio excluding equity securities are shown below by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amorized cost	Estimated fair value
	(Dollars in thousands)
Available-for-sale:
One year or less	$2,663	2,636
After one year through five years	28,246	28,174
After five years through ten years	84,679	85,806
After ten years	479,959	487,143

	$595,547	603,759

The following tables summarize the investment securities with unrealized losses at year-end 2011 and 2010, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position.

	December 31, 2011
	Less than 12 months		12 months or longer		Total
	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss
	(Dollars in thousands)
Temporarily impaired
Obligations of U.S.
Government agencies	$41,841	123	4,549	20	46,390	143
Obligations of states and political subdivisions	4,977	83	449	3	5,426	86
Mortgage-backed securities
U.S. GSE’s MBS—residential	12,055	23	2,747	94	14,802	117
U.S. GSE’s CMO	27,998	176	5,005	35	33,003	211
Other CMO	250	10	906	131	1,156	141
Corporate bonds	25,814	833	17,817	1,182	43,631	2,015

	$112,935	1,248	31,473	1,465	144,408	2,713

Other-than-temporarily impaired
Mortgage-backed securities
Other CMO	$—	—	478	17	478	17

	$112,935	1,248	31,951	1,482	144,886	2,730

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

	December 31, 2010
	Less than 12 months		12 months or longer		Total
	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss
	(Dollars in thousands)
Temporarily impaired
Obligations of U.S.
Government agencies	$99,306	1,763	—	—	99,306	1,763
Obligations of states and political subdivisions	45,906	3,245	2,309	92	48,215	3,337
Mortgage-backed securities
U.S. GSE’s MBS—residential	81,783	1,538	509	141	82,292	1,679
U.S. GSE’s CMO	46,776	630	—	—	46,776	630
Other CMO	—	—	2,085	359	2,085	359
Corporate bonds	22,385	481	3,880	404	26,265	885

	$296,156	7,657	8,783	996	304,939	8,653

Other-Than-Temporary Impairment — December 31, 2011

As of December 31, 2011, the Company’s security portfolio consisted of 373 securities, 71 of which were in an unrealized loss position. Of these securities with unrealized losses, 91.61% were related to the Company’s mortgage backed and corporate securities as discussed below.

Mortgage-backed Securities

At December 31, 2011, $277,867 or approximately 99.35% of the Company’s mortgage-backed securities were issued by U.S. government-sponsored entities and agencies, primarily the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Government National Mortgage Association (“Ginnie Mae”), institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2011.

The Company’s mortgage-backed securities portfolio also includes five non-agency collateralized mortgage obligations with a market value of $1,824, of which four had unrealized losses of approximately $158 at December 31, 2011. These non-agency securities were rated AAA at purchase.

At December 31, 2011, four of these non-agency securities were rated below investment grade and a cash flow analysis was performed. According to our model, none of these securities were considered other-than-temporarily impaired. The assumptions used in the model include expected future default rates, loss severity and prepayments. The model also takes into account the structure of the security including credit support. Based on these assumptions, the model

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

calculates and projects the timing and amount of interest and principal payments expected for the security. In addition, the model was used to “stress” each security, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the security could no longer fully support repayment. During the first quarter of 2011, one of the non-agency mortgage-backed securities was considered to be other-than-temporarily impaired with an OTTI loss of $127, of which $62 was recognized in earnings. An additional OTTI loss of $64, of which $40 was recognized in earnings, was taken on this security during the third quarter of 2011. This security remains classified as available-for-sale at December 31, 2011.

At December 31, 2011, the fair values of three collateralized mortgage obligations totaling $1,509 were measured using Level 3 inputs because the market for them has become illiquid, as indicated by few, if any, trades during the period. The discount rates used in the valuation model were based on a yield of 10% that the market would require for collateralized mortgage obligations with maturities and risk characteristics similar to the securities being measured.

Corporate Securities

The Company holds twenty-five corporate securities totaling $51,456, of which twenty-one had an unrealized loss of $2,015 at December 31, 2011. The Company’s unrealized losses on corporate securities relate primarily to its investment in single issuer corporate and corporate trust preferred securities. At December 31, 2011, seven securities to three issuers were not rated. None of the issuers were in default but in January of 2011 the Company was notified that two trust preferred securities totaling $1,250 to two issuers not rated had elected to defer interest payments. The issuers are both bank holding companies with operations in the Southeast. One of the issuers of $1,000 of such securities announced a successful capital raise which was completed in the first quarter of 2011 and during the third quarter this issuer brought current all interest previously deferred. The Company considered several factors including the financial condition and near term prospects of the issuers and concluded that the decline in fair value was primarily attributable to temporary illiquidity and the financial crisis affecting these markets and not necessarily the expected cash flows of the individual securities. Although one issuer continues to indicate they will defer payments going forward, the Company has considered the capital position of the subsidiary banks, the liquidity of the holding company, the existence and severity of publicly available regulatory agreements, and the fact that these deferrals are coming after the most severe impact of the national and regional recession. The prospect of capital formation in the current market, improving operating results of the industry overall have caused the Company to conclude that a return to normal subsidiary dividends and thus interest payments on the debt for these issuers is reasonably assured at this time. Because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2011.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

At December 31, 2011, the fair values of four corporate securities totaling $2,441 were measured using Level 3 inputs because the market for them has become illiquid, as indicated by few, if any, trades during the period. The discount rates used in the valuation model were based on a yield of 10% or current spreads to U.S. Treasury rates of long-term corporate debt obligations with maturities and risk characteristics similar to the subordinated debentures being measured. An additional adjustment to the discount rate for illiquidity in the market for subordinated debentures was not considered necessary based on the illiquidity premium already present in the spreads used to estimate the discount rate.

The table below presents a rollforward of the credit losses recognized in earnings for the year ended December 31, 2011:

Beginning balance, January 1, 2011	$571
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	—
Additions/Subtractions
Amounts realized for securities sold during the period	—
Amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	—
Reductions for increase in cash flows expected to be collected that are recognized over the remaining life of the security	—
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	102

Ending balance, December 31, 2011	$673

Total other-than-temporary impairment recognized in accumulated other comprehensive income for the year ended December 31, 2011 was $89.

Other-Than-Temporary Impairment – December 31, 2010

As of December 31, 2010, the Company’s security portfolio consisted of 329 securities, 160 of which were in an unrealized loss position. Of these securities with unrealized losses, 41.06% were related to the Company’s mortgage-backed and corporate securities, as discussed below.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

Mortgage-backed Securities

At December 31, 2010, $282,059 or approximately 98.92% of the Company’s mortgage-backed securities were issued by U.S. government-sponsored entities and agencies, primarily the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Government National Mortgage Association (“Ginnie Mae”), institutions which the government has affirmed its commitment to support. Because the decline in fair value was attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company did not have the intent to sell these mortgage-backed securities and it was likely that it would not be required to sell the securities before their anticipated recovery, the Company did not consider these securities to be other-than-temporarily impaired at December 31, 2010.

The Company’s mortgage-backed securities portfolio also included five non-agency collateralized mortgage obligations with a market value of $3,073, of which four had unrealized losses of approximately $359 at December 31, 2010. These non-agency securities were rated AAA at purchase.

At December 31, 2010, four of these non-agency securities were rated below investment grade and a cash flow analysis was performed to evaluate OTTI. The assumptions used in the model include expected future default rates, loss severity and prepayments. The model also takes into account the structure of the security including credit support. Based on these assumptions, the model calculates and projects the timing and amount of interest and principal payments expected for the security. In addition, the model was used to “stress” each security, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the security could no longer fully support repayment. During 2009, two of these securities were considered to be other-than-temporarily impaired. Upon completion of the December 31, 2010 analysis, our model indicated that none of these securities had additional other-than-temporary impairment. During the third quarter of 2010, one of these securities was considered other-than-temporarily impaired and an OTTI loss of $96 was recorded. At December 31, 2010 this security was in an unrealized gain position and remained classified as available-for-sale, based on an improvement in underlying assumptions during the fourth quarter.

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

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

Corporate Securities

The Company held twenty corporate securities totaling $36,133, of which thirteen had an unrealized loss of $885 at December 31, 2010. The Company’s unrealized losses on corporate securities relate primarily to its investment in single issuer corporate and corporate trust preferred securities. At December 31, 2010, two of the corporate securities were rated below Investment grade and five securities to two issuers were not rated. None of the issuers were in default at December 31, 2010 but in January of 2011 the Company was notified that two trust preferred securities to the two issuers not rated had elected to defer interest payments. The issuers are both bank holding companies with operations in the Southeast. The Company considered several factors including the financial condition and near term prospects of the issuers and concluded that the decline in fair value was primarily attributable to temporary illiquidity and the financial crisis affecting these markets and not necessarily the expected cash flows of the individual securities. Although these issuers have indicated they will defer payments going forward, the Company considered the capital position of the subsidiary banks, the liquidity of the holding company, the existence and severity of publicly available regulatory agreements, and the fact that these deferrals are coming after the most severe impact of the national and regional recession. The prospect of capital formation in the current market, improving operating results of the industry overall caused the Company to conclude that a return to normal subsidiary dividends and thus interest payments on the debt for these issuers was reasonably assured. Because the Company did not have the intent to sell these securities and it was likely that it would not be required to sell the securities before their anticipated recovery, the Company did not consider these securities to be other-than-temporarily impaired at December 31, 2010.

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

The table below presents a rollforward of the credit losses recognized in earnings for the year ended December 31, 2010.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

Beginning balance, January 1, 2010	$475
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	96
Additions/Subtractions
Amounts realized for securities sold during the period	—
Amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	—
Reductions for previous credit losses on securities charged off	—
Reductions for increase in cash flows expected to be collected that are recognized over the remaining life of the security	—
Increases to the amount related to the credit loss for which other-than-temporary was previously recognized	—

Ending balance, December 31, 2010	$571

Total other-than-temporary impairment recognized in accumulated other comprehensive loss at December 31, 2010 was not material.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

Note 4 – Loans

Loans at year end were as follows:

	2011	2010
	(Dollars in thousands)
Commercial, financial, and agricultural	$171,750	$189,128
Real estate:
Commercial	332,666	327,458
Residential	159,022	157,680
Acquisition, development and construction	168,050	182,412
Consumer installment	14,412	17,412

	845,900	874,090
Less allowance for loan losses	29,046	26,657
Less deferred loan origination fees (costs)	(110)	(5)

	$816,964	$847,438

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

The following table presents the activity in the allowance for loan losses by portfolio segment for the year ending December 31, 2011.

	2011
	Commercial, Financial, and Agricultural	CRE -Owner Occupied	CRE -Non Owner Occupied	Residential Real Estate	ADC CSRA	ADC Other	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$3,463	3,921	4,777	5,372	5,097	3,396	631	26,657
Charge-offs	2,296	851	621	2,489	1,289	2,829	699	11,074
Recoveries	162	120	—	56	93	13	435	879
Provision	2,854	3,095	320	2,668	335	3,239	73	12,584

Ending balance	$4,183	6,285	4,476	5,607	4,236	3,819	440	29,046

Activity in the allowance for loan losses for the years ending December 31, 2010 and 2009 was as follows:

	2010	2009
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$22,338	14,742
Charge-offs	12,588	24,133
Recoveries	1,106	825
Provision	15,801	30,904

Ending balance	$26,657	22,338

The following tables present the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2011 and 2010.

	2011
	Commercial, Financial, and Agricultural	CRE -Owner Occupied	CRE -Non Owner Occupied	Residential Real Estate	ADC CSRA	ADC Other	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending balance attributable to loans:
Individually evaluated for impairment	—	—	—	96	—	171	—	267
Collectively evaluated for impairment	4,183	6,285	4,476	5,511	4,236	3,648	440	28,779

	$4,183	6,285	4,476	5,607	4,236	3,819	440	29,046

Loans:
Individually evaluated for impairment	1,920	5,472	15,988	4,191	9,645	4,697	141	42,054
Collectively evaluated for impairment	169,830	188,548	122,658	154,831	130,233	23,475	14,271	803,846

	$171,750	194,020	138,646	159,022	139,878	28,172	14,412	845,900

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

	2010
	Commercial, Financial, and Agricultural	CRE -Owner Occupied	CRE -Non Owner Occupied	Residential Real Estate	ADC CSRA	ADC Other	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$—	3	210	42	156	1,063	—	1,474
Collectively evaluated for impairment	3,463	3,918	4,567	5,330	4,941	2,333	631	25,183

	$3,463	3,921	4,777	5,372	5,097	3,396	631	26,657

Loans:
Individually evaluated for impairment	1,744	519	3,407	4,971	4,492	9,915	—	25,048
Collectively evaluated for impairment	187,384	183,944	139,588	152,709	144,078	23,927	17,412	849,042

	$189,128	184,463	142,995	157,680	148,570	33,842	17,412	874,090

The following tables present loans individually evaluated for impairment by class of loans as of December 31, 2011 and 2010.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

	2011
	Unpaid Principal Balance	Recorded Investment (2)	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded: (1)
Commercial, financial, and agricultural:
Commerical	$66	66	—	88	—	—
Financial	—	—	—	—	—	—
Agricultural	1,267	1,123	—	1,165	31	31
Equity lines	736	731	—	732	—	—
Other	—	—	—	—	—	—
Commercial real estate:
Owner occupied	5,965	5,472	—	6,902	16	16
Non Owner occupied	17,339	15,988	—	16,261	—	—
Residential real estate:
Secured by first liens	3,872	3,258	—	3,977	15	15
Secured by junior liens	103	103	—	103	7	7
Acquisition, development and construction:
Residential	—	—	—	—	—	—
Other	15,182	13,700	—	10,314	—	—
Consumer	141	141	—	221	—	—

	44,671	40,582	—	39,763	69	69

With an allowance recorded:
Commercial, financial, and agricultural:
Commerical	—	—	—	—	—	—
Financial	—	—	—	—	—	—
Agricultural	—	—	—	—	—	—
Equity lines	—	—	—	—	—	—
Other	—	—	—	—	—	—
Commercial real estate:
Owner occupied	—	—	—	—	—	—
Non Owner occupied	—	—	—	—	—	—
Residential real estate:
Secured by first liens	830	830	96	829	—	—
Secured by junior liens	—	—	—	—	—	—
Acquisition, development and construction:
Residential	201	201	7	200	—	—
Other	441	441	164	441	—	—
Consumer	—	—	—	—	—	—

	1,472	1,472	267	1,470	—	—

	$46,143	42,054	267	41,233	69	69

(1)	No specific allowance for credit losses is allocated to these loans since they are sufficiently collateralized or had charge-offs.
(2)	Excludes accrued interest receivable and loan origination fees, net due to immateriality

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

	2010
	Unpaid Principal Balance	Recorded Investment (2)	Allowance for Loan Losses Allocated
	(Dollars in thousands)
With no related allowance recorded: (1)
Commercial, financial, and agricultural:
Commerical	$8	8	—
Financial	—	—	—
Agricultural	1,016	1,016	—
Equity lines	720	720	—
Other	—	—	—
Commercial real estate:
Owner occupied	409	390	—
Non Owner occupied	991	607	—
Residential real estate:
Secured by first liens	4,281	3,959	—
Secured by junior liens	—	—	—
Acquisition, development and construction:
Residential	792	792	—
Other	9,098	8,768	—
Consumer	—	—	—

	17,315	16,260	—

With an allowance recorded:
Commercial, financial, and agricultural:
Commerical	—	—	—
Financial	—	—	—
Agricultural	—	—	—
Equity lines	—	—	—
Other	—	—	—
Commercial real estate:
Owner occupied	133	129	3
Non Owner occupied	3,158	2,801	210
Residential real estate:
Secured by first liens	1,013	1,012	42
Secured by junior liens	—	—	—
Acquisition, development and construction:
Residential	—	—	—
Other	5,491	4,846	1,219
Consumer	—	—	—

	9,795	8,788	1,474

	$27,110	25,048	1,474

The following table presents information for impaired loans as of December 31, 2010 and 2009.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

	2010	2009
Average of individually impaired loans	25,580	37,212
Interest income recognized during impairment	399	784
Cash basis interest income recognized	399	784

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following tables present the aging of the recorded investment in past due loans as of December 31, 2011 and 2010 by class of loans.

	2011
	30 - 89 Days Past Due	90 Days or More Past Due	Nonaccrual Loans	Total Past Due	Loans Not Past Due	Total
	(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$120	—	78	198	98,295	98,493
Financial	—	—	—	—	15,231	15,231
Agricultural	287	—	840	1,127	13,633	14,760
Equity lines	72	—	1,407	1,479	37,148	38,627
Other	—	—	—	—	4,639	4,639
Commercial real estate:
Owner occupied	1,346	—	6,216	7,562	186,458	194,020
Non Owner occupied	1,373	—	14,740	16,113	122,533	138,646
Residential real estate:
Secured by first liens	1,870	—	4,386	6,256	143,981	150,237
Secured by junior liens	251	—	167	418	8,367	8,785
Acquisition, development and construction:
Residential	—	—	201	201	39,707	39,908
Other	992	—	14,531	15,523	112,619	128,142
Consumer	73	—	331	404	14,008	14,412

	$6,384	—	42,897	49,281	796,619	845,900

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

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

Troubled Debt Restructurings:

The Company has troubled debt restructurings (TDRs) with a balance of $4,151 and $3,514 included in impaired loans at December 31, 2011 and 2010, respectively. No specific reserves have been allocated to customers whose loan terms have been modified in TDRs as of December 31, 2011 and $80 had been allocated in 2010. The Company is not committed to lend additional amounts as of December 31, 2011 and 2010 to customers with outstanding loans that are classified as TDRs. The following table presents TDRs as of December 31, 2011.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

	December 31, 2011
		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding
	Loans	Recorded Investment	Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings:
Commercial, financial, and agricultural:
Commerical	1	$72	$62
Financial	—	—	—
Agricultural	—	—	—
Equity lines	—	—	—
Other	—	—	—
Commercial real estate:
Owner occupied	3	711	579
Non Owner occupied	4	2,451	1,954
Residential real estate:
Secured by first liens	6	1,712	1,465
Secured by junior liens	1	95	73
Acquisition, development and construction:
Residential	—	—	—
Other	—	—	—
Consumer	1	20	18

	16	$5,061	$4,151

During the years ended December 31, 2011 and 2010, the terms of certain loans were modified as TDRs. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

Modifications involving a reduction of the stated interest rate of the loan were for rate reductions ranging from 2.00% to 5.00%. Modifications involving an extension of the maturity date were for periods ranging from 2 months to 84 months.

The following table presents loans by class modified as TDRs that occurred during the years ended December 31, 2011 and 2010.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

	Twelve Months Ended December 31, 2011			Twelve Months Ended December 31, 2010
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding	Number of	Outstanding	Outstanding
	Loans	Recorded Investment	Recorded Investment	Loans	Recorded Investment	Recorded Investment
	(Dollars in thousands)			(Dollars in thousands)
Troubled Debt Restructurings:
Commercial, financial, and agricultural:
Commerical	1	$72	$62	1	$126	$—
Financial	—	—	—	—	—	—
Agricultural	—	—	—	—	—	—
Equity lines	—	—	—	—	—	—
Other	—	—	—	—	—	—
Commercial real estate:
Owner occupied	3	711	579	1	131	129
Non Owner occupied	1	76	—	4	2,451	2,061
Residential real estate:
Secured by first liens	5	1,044	515	4	1,431	1,324
Secured by junior liens	2	143	73	1	48	—
Acquisition, development and construction:
Residential	—	—	—	—	—	—
Other	—	—	—	—	—	—
Consumer	2	53	18	—	—	—

Total	14	$2,099	$1,247	11	$4,187	$3,514

There were no loans modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the year ending December 31, 2011 and 2010.

The TDRs described above increased the allowance for loan losses by $410 and resulted in charge-offs of $410 for the year ended December 31, 2011.

For the year ended December 31, 2010, the TDRs described above increased the allowance for loan losses by $866 and resulted in charge-offs of $786.

Charge-offs on such loans are factored into the rolling historical loss rate, which is used in the calculation of the allowance for loan losses.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. During the year ended December 31, 2011, one residential real estate loan with a recorded investment of $46 prior to default resulted in a $36 charge-off during the third quarter of 2011. During the year ended December 31, 2010, one commercial loan with a recorded investment of $48 prior to default resulted in a $3 charge-off during the fourth quarter of 2010. As of December 31, 2011, all other TDRs are performing according to their modified terms.

The terms of certain other loans were modified during the year ended December 31, 2011 and 2010 that did not meet the definition of a TDR. These loans have a total recorded investment as of December 31, 2011 and 2010 of $18,618 and $15,859, respectively. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

Certain loans which were modified during the year ended December 31, 2011 and 2010 and did not meet the definition of a TDR, as the modification was a delay in a payment that was considered to be insignificant, had delays in payment ranging from 30 days to 4 months.

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

Through the review of delinquency reports, updated financial statements or other relevant information in the normal course of business, the lending officer and/or Credit Administration review personnel may determine that a loan relationship has weakened to the point that a criticized (Watch grade) or classified (Substandard & Doubtful grades) status is warranted. When a loan relationship with total related exposure of $200 or greater is adversely graded (Watch or above), the lending officer is then charged with preparing a Classified/Watch report which outlines the background of the credit problem, current repayment status of the loans, current collateral evaluation and a workout plan of action. This plan may include goals to improve the credit rating, assisting the borrower in moving the loans to another institution and/or collateral liquidation. All such Classified/Watch reports are reviewed on a quarterly basis by members of Executive Management at a regularly scheduled meeting in which each lending officer presents the workout plans for their criticized credit relationships.

The Company uses the following definitions for risk ratings.

Watch: Loans classified as watch have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of December 31, 2011 and 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows.

	2011
	Pass	Watch	Substandard	Doubtful
	(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$89,345	4,701	4,447	—
Financial	12,953	2,278	—	—
Agricultural	11,961	604	2,195	—
Equity lines	35,711	1,095	1,821	—
Other	4,269	327	43	—
Commercial real estate:
Owner occupied	165,171	15,780	13,069	—
Non Owner occupied	109,033	12,118	17,495	—
Residential real estate:
Secured by first liens	130,825	11,208	8,204	—
Secured by junior liens	8,069	329	387	—
Acquisition, development and construction:
Residential	38,890	817	201	—
Other	97,841	7,945	22,356	—
Consumer	13,685	316	411	—

	$717,753	57,518	70,629	—

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

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

Purchased Loans:

There were no purchased loans in 2011 and 2010. Loans purchased in 2009 totaled $2,121 with an allowance of $706 resulting in a carrying amount of $1,415.

Related Party Loans:

The Company has direct and indirect loans outstanding to certain executive officers and directors, including affiliates, and principal holders of the Company’s securities.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

The following is a summary of the activity in loans outstanding to executive officers and directors, including affiliates, and principal holders of the Company’s securities for the year ended December 31, 2011:

Dollars in thousands
Balance at beginning of year	$33,926
New loans	50,546
Effect of changes in composition of related parties	(8,625)
Principal repayments	(42,095)

Balance at end of year	$33,752

The Company is also committed to extend credit to certain directors and executives of the Company, including companies in which they are principal owners, through personal lines of credit, letters of credit, and other loan commitments. As of December 31, 2011, available balances on these commitments to these persons aggregated approximately $8,242.

Note 5 – Real Estate Owned

The following table presents a roll forward of other real estate owned as of December 31, 2011, 2010 and 2009, respectively.

	2011	2010	2009
	(Dollars in thousands)
Beginning balance, January 1	$7,751	$7,974	$5,734
Additions	6,053	9,395	20,752
Provision charged to expense	(1,464)	(1,909)	(588)
Sales	(5,696)	(8,008)	(12,183)
(Loss) gain on sale of OREO	(435)	299	(5,741)

Ending balance, December 31	$6,209	$7,751	$7,974

Activity in the valuation allowance was as follows:

	2011	2010	2009
	(Dollars in thousands)
Beginning balance	$2,115	$588	$—
Provision charged to expense	1,464	1,909	588
Sales	(1,041)	(382)	—

Ending balance	$2,538	$2,115	$588

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

Expenses related to foreclosed assets include:

	2011	2010	2009
	(Dollars in thousands)
Loss (gain) on sale of OREO	$435	$(299)	$5,741
OREO expenses, net of rental income	283	363	248
Provision charged to expense	1,464	1,909	588

	$2,182	$1,973	$6,577

Note 6 – Fair Value Measurements

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

In determining the appropriate levels, the Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other non-observable market indicators (Level 3) as more fully discussed in Note 3. Discounted cash flows are calculated using spread to swap and LIBOR curves that are updated to incorporate loss severities, volatility, credit spread and optionality. During times when trading is more liquid, broker quotes are used (if available) to validate the model. Rating agency and industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into the calculations.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

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

Investments in Tax Credits: The fair values for tax credits are measured on a recurring basis and are based upon total credits and deductions remaining to be allocated and total estimated credits and deductions to be allocated (Level 3 inputs). The fair value adjustment is included in other assets.

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

Assets and Liabilities Measured on a Recurring Basis

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as of December 31, 2011 and 2010.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Available-for-sale securities
Obligations of U.S.
Government agencies	$169,752	59,343	110,409	—
Obligations of states and political subdivisions	102,860	—	102,860	—
Mortgage-backed securities
U.S. GSE’s MBS—residential	157,865	—	157,466	399
U.S. GSE’s CMO	120,002	—	120,002	—
Other CMO	1,824	—	315	1,509
Corporate bonds	51,456	—	49,015	2,441

	603,759	59,343	540,067	4,349

Tax credits	277	—	—	277

Loans held for sale	29,046	—	29,046	—

Mortgage banking derivatives	24	—	24	—

	$633,106	59,343	569,137	4,626

Liabilities:
Interest rate swap derivatives	2,262	—	2,262	—

	$2,262	—	2,262	—

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Available-for-sale securities
Obligations of U.S.
Government agencies	$200,917	31,405	169,512	—
Obligations of states and political subdivisions	64,118	—	64,118	—
Mortgage-backed securities
U.S. GSE’s MBS—residential	141,725	—	141,216	509
U.S. GSE’s CMO	140,334	985	139,349	—
Other CMO	3,073	—	663	2,410
Corporate bonds	36,133	—	25,395	10,738
Equity securities	2	2	—	—

	586,302	32,392	540,253	13,657

Tax credits	356	—	—	356
Loans held for sale	12,775	—	12,775	—
Mortgage banking derivatives	2	—	2	—

	$599,435	32,392	553,030	14,013

During the twelve months ended December 31, 2011, seven U.S. agency securities with a market value of $18,837 were transferred out of Level 2 and into Level 1. During the twelve months ended December 31, 2010, four U.S. agency securities with a market value of $8,931 were transferred out of Level 2 and into Level 1. During the first quarter of 2011, eight corporate securities with a market value of $7,278 were transferred out of Level 3 and into Level 2 based on observable market data for these securities due to increased market activity for these securities. The tables below present a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2011 and 2010:

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

	00000000	00000000	00000000
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Available-for-sale
	Tax credits	Securities	Total
	(Dollars in thousands)
Beginning balance, January 1, 2011	$356	13,657	14,013
Total gains or losses (realized/unrealized)
Included in earnings
Gain (loss) on sales	—	—	—
Other-than-temporary impairment	—	(102)	(102)
Amortization of tax credit investment	(79)	—	(79)
Included in other comprehensive income	—	(1,928)	(1,928)
Purchases, sales, issuances and settlements
Purchases	—	—	—
Sales	—	—	—
Issuances	—	—	—
Settlements	—	—	—
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	(7,278)	(7,278)

Ending balance, December 31, 2011	$277	4,349	4,626

	00000000	00000000	00000000
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Available-for-sale
	Tax credits	Securities	Total
	(Dollars in thousands)
Beginning balance, January 1, 2010	$435	14,365	14,800
Total gains or losses (realized/unrealized)
Included in earnings
Gain (loss) on sales	—	(122)	(122)
Other-than-temporary impairment	—	(96)	(96)
Amortization of tax credit investment	(79)	—	(79)
Included in other comprehensive income	—	1,300	1,300
Purchases, sales, issuances and settlements
Purchases	—	—	—
Sales	—	(1,790)	(1,790)
Issuances	—	—	—
Settlements	—	—	—
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—

Ending balance, December 31, 2010	$356	13,657	14,013

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2011 and 2010 are summarized below:

	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired loans (1)
Commercial, financial, and agricultural	$130	—	—	130
Real estate:
Commercial	8,426	—	—	8,426
Residential	3,602	—	—	3,602
Acquisition, development and construction	4,984	—	—	4,984
Consumer installment	123	—	—	123

	17,265	—	—	17,265

Other real estate owned
Commercial, financial, and agricultural	$182	—	—	182
Real estate:
Commercial	416	—	—	416
Residential	1,168	—	—	1,168
Acquisition, development and construction	4,443	—	—	4,443

	6,209	—	—	6,209

	$23,474	—	—	23,474

(1)	Includes loans directly charged down to fair value

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired loans
Real estate:
Commercial	$3,143	—	—	3,143
Residential	3,187	—	—	3,187
Acquisition, development and construction	6,565	—	—	6,565

	12,895	—	—	12,895

Other real estate owned
Real estate:
Commercial	$298	—	—	298
Acquisition, development and construction	7,323	—	—	7,323
Consumer installment	130	—	—	130

	7,751	—	—	7,751

	$20,646	—	—	20,646

The following represents impairment charges recognized during the period:

Impaired loans, which are measured for impairment using the fair value of collateral for collateral dependent loans, had a carrying amount of $17,532, with a valuation allowance of $267, resulting in an additional provision for loan losses of $5,712 for the year ended December 31, 2011. Impaired loans that are not carried at fair value had a carrying amount of $24,522 at December 31, 2011.

As of December 31, 2010, impaired loans had a carrying amount of $14,369 with a valuation allowance of $1,474, resulting in an additional provision for loan losses of $6,831 for the year ending 2010. Impaired loans that are not carried at fair value had a carrying amount of $10,679 at December 31, 2010.

Other real estate owned, which is carried at lower of cost or fair value, was $6,209 which consisted of the outstanding balance of $8,747, less a valuation allowance of $2,538, resulting in a write down of $1,464 for the year ending 2011.

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

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

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

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

significant and is not disclosed. The carrying amount of real estate loans originated for sale approximates their fair value. The allowance for loan losses is considered a reasonable discount for credit risk.

(c)	Restricted Equity Securities

The fair value of FHLB stock was not practicable to determine due to restrictions placed on its transferability.

(d)	Deposits

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

(e)	Securities Sold Under Repurchase Agreements

Fair value approximates the carrying value of such liabilities due to their short-term nature.

(f)	Advances from FHLB

The fair value of the FHLB advances is obtained from the FHLB and is calculated by discounting contractual cash flows using an estimated interest rate based on the current rates available to the Company for debt of similar remaining maturities and collateral terms.

(g)	Subordinated debentures

The fair value for subordinated debentures is calculated based upon current market spreads to LIBOR for debt of similar remaining maturities and collateral terms.

(h)	Commitments

The difference between the carrying values and fair values of commitments to extend credit are not significant and are not disclosed.

The carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2011 and 2010 are as follows:

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

	December 31
	2011		2010
	Carrying	Estimated	Carrying	Estimated
	amount	fair value	amount	fair value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$69,841	69,841	$65,115	65,115
Loans, net	799,699	799,590	834,543	832,835
Restricted equity securities	5,086	N/A	5,707	N/A
Financial liabilities:
Deposits with stated maturities	411,085	413,885	487,810	491,867
Deposits without stated maturities	1,008,137	1,008,137	922,927	922,927
Securities sold underrepurchase agreements	701	701	818	818
Advances from FHLB	39,000	45,262	60,000	64,615
Subordinated debentures	22,947	15,169	22,947	14,978

Note 7 – Premises and Equipment

Premises and equipment at December 31, 2011 and 2010 are summarized as follows:

	2011	2010
	(Dollars in thousands)
Land	$7,847	$7,847
Buildings	24,053	23,942
Furniture and equipment	16,575	16,330

	48,475	48,119

Less accumulated depreciation	20,867	18,703

	$27,608	$29,416

Depreciation expense amounted to $2,434, $2,651 and $2,718, in 2011, 2010 and 2009, respectively.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

Note 8 – Commitments

The Company is committed under various operating leases for office space and equipment. At December 31, 2011, minimum future lease payments under non-cancelable real property and equipment operating leases are as follows:

(Dollars in thousands)
2012	$239
2013	50
2014	47
2015	40
2016	26
2017 & Beyond	—

$402

Rent and lease expense for all building, equipment, and furniture rentals totaled $261, $297, and $320, for the years ended December 31, 2011, 2010, and 2009, respectively.

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

Unfunded commitments to extend credit where contract amounts represent potential credit risk totaled $133,471 and $136,194, at December 31, 2011 and 2010, respectively. These commitments are primarily at variable interest rates. Fixed rate commitments totaled $40,853 and $26,998 at December 31, 2011 and 2010, respectively. The rates on these commitments ranged from 2.75% to 18.00% at December 31, 2011, and 2.75% to 18.00% at December 31, 2010. Maturity dates ranged from 1/5/2012 to 6/6/2018, at December 31, 2011, and 1/4/2011 to 12/19/2017 at December 31, 2010.

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

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

Note 9 – Deposits

At December 31, 2011, scheduled maturities of certificates of deposit are as follows:

Dollars in thousands
2012	$266,056
2013	94,717
2014	21,149
2015	16,744
2016	11,860
Thereafter	559

Total	$411,085

Brokered deposits as of December 31, 2011 and 2010 totaled $153,560 and $183,732, respectively.

Note 10 – Borrowings

Securities Sold Under Repurchase Agreements

The securities sold under repurchase agreements are collateralized by obligations of the U.S. Government or its corporations and agencies, state and municipal securities, corporate bonds, or mortgage-backed securities. The aggregate carrying value of such agreements for corporate customers at December 31, 2011 and 2010 were $2,859 and $2,997, respectively. At December 31, 2011, public funds agreements for deposit accounts and securities sold under repurchase agreements for public funds customers were maintained by the Georgia Bankers Association pooled pledging program. The total carrying value of investments in the pooled pledging program at December 31, 2011 and 2010 was $224,975 and $267,335, respectively. The repurchase agreements at December 31, 2011 mature on demand. The following table summarizes pertinent data related to the securities sold under the agreements to repurchase as of and for the years ended December 31, 2011, 2010 and 2009.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

	2011	2010	2009
	(Dollars in thousands)
Securities Sold Under Repurchase Agreements
Weighted average borrowing rate at year-end	0.75%	1.00%	1.50%
Weighted average borrowing rate during the year	0.85%	1.36%	0.80%

Average daily balance during the year	$738	1,468	40,820
Maximum month-end balance during the year	724	10,486	61,378

Balance at year-end	$701	818	3,188

	$701	818	3,188

Advances from Federal Home Loan Bank

The Company has an available line of credit from the Federal Home Loan Bank of Atlanta (FHLB) in an amount not to exceed 10% of total assets. The line of credit is reviewed annually by the FHLB. The following advances were outstanding under this line at December 31, 2011 and 2010.

	2011	Rate	2010	Rate
	(Dollars in thousands)
Due April 29, 2011	$—	—	$2,000	3.455%
Due May 2, 2011	—	—	6,000	4.800%
Due April 4, 2013 convertible flipper	—	—	10,000	2.900%
Due July 18, 2013 convertible flipper	—	—	3,000	2.720%
Due July 26, 2017	10,000	4.406%	10,000	4.406%
Due January 31, 2018	10,000	2.475%	10,000	2.475%
Due January 27, 2019 convertible flipper	5,000	4.100%	5,000	4.100%
Due April 22, 2019 convertible flipper	8,000	4.750%	8,000	4.750%
Due May 22, 2019 convertible flipper	6,000	4.680%	6,000	4.680%

	$39,000		$60,000

Total weighted average rate	3.98%		3.80%

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

The FHLB has the option to convert the fixed-rate advances and convertible advances to three-month, LIBOR-based floating-rate advances at various dates throughout the terms of the advances.

Two fixed rate advances due April 4, 2013 and July 18, 2013 in the amount of $13,000 were repaid on December 6, 2011, and resulted in a prepayment penalty of $407. At December 31, 2011, the Company has pledged, under a blanket floating lien, eligible first mortgage loans with unpaid balances which, when discounted at approximately 64% of such unpaid principal balances, total $71,239. The Company has also pledged for this lien eligible commercial real estate loans with unpaid balances which, when discounted at approximately 44% of such unpaid principal balances, total $23,069.

Other Borrowed Funds

The Company maintains a borrowing facility at the Federal Reserve Bank, under the Borrower-In-Custody Program, which had $0 outstanding at December 31, 2011 and 2010. The borrowing capacity is based upon the loan collateral value. At December 31, 2011, the Company pledged eligible loans with unpaid balances, which when discounted at approximately 79% of such unpaid principal balances, total $53,756.

Note 11 – Subordinated Debentures

In December 2005 the Company issued $10,000 of unsecured subordinated debentures, which bear interest at three-month LIBOR plus 1.40% (1.95% at December 31, 2011), adjusted quarterly, to Southeastern Bank Financial Statutory Trust I. The Company used these funds to capitalize Southern Bank and Trust. Southeastern Bank Financial Statutory Trust I is a wholly owned subsidiary of the Company, but is not considered the primary beneficiary of this Trust (variable interest entity); therefore, the trust is not consolidated in the Company’s financial statements, but rather the subordinated debenture is shown as a liability. Southeastern Bank Financial Statutory Trust I acquired these debentures using the proceeds of its offerings of $10,000 of Trust Preferred Securities to outside investors. The Trust Preferred Securities qualify as Tier 1 capital under Federal Reserve Board guidelines up to certain limits and accrue and pay distributions quarterly at a variable per annum rate of interest, reset quarterly, equal to LIBOR plus 1.40% of the stated liquidation amount of $1 thousand dollars per Capital Security. The Company has entered into contractual arrangements which constitute a full, irrevocable and unconditional guarantee on a subordinated basis by the Company of the obligations of Southeastern Bank Financial Statutory Trust I under the Trust Preferred Securities.

The Trust Preferred Securities are mandatorily redeemable upon maturity of the debentures on December 15, 2035, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by Southeastern Bank Financial Statutory Trust I in whole or in part at any time. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be 100% of their principal amount plus accrued and unpaid interest.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

In March 2006 the Company issued $10,000 of unsecured subordinated debentures, which bear interest at three-month LIBOR plus 1.40% (1.95% at December 31, 2011), adjusted quarterly, to Southeastern Bank Financial Trust II. The Company used $5,000 of the proceeds to contribute additional capital to Southern Bank & Trust on June 28, 2007. The remaining $5,000 has been used for general corporate purposes. Southeastern Bank Financial Trust II is a wholly owned subsidiary of the Company, but is not considered the primary beneficiary of this Trust (variable interest entity); therefore, the trust is not consolidated in the Company’s financial statements, but rather the subordinated debenture is shown as a liability. Southeastern Bank Financial Statutory Trust I acquired these debentures using the proceeds of its offerings of $10,000 of Trust Preferred Securities to outside investors. The Trust Preferred Securities qualify as Tier 1 capital under Federal Reserve Board guidelines up to certain limits and accrue and pay distributions quarterly at a variable per annum rate of interest, reset quarterly, equal to LIBOR plus 1.40% of the stated liquidation amount of $1 thousand dollars per Capital Security. The Company has entered into contractual arrangements which constitute a full, irrevocable and unconditional guarantee on a subordinated basis by the Company of the obligations of Southeastern Bank Financial Trust II under the Trust Preferred Securities.

The Trust Preferred Securities are mandatorily redeemable upon maturity of the debentures on June 15, 2036, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the debentures purchased by Southeastern Bank Financial Trust II in whole or in part at any time. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be 100% of their principal amount plus accrued and unpaid interest.

In May 2009 the Company issued a $2,947 unsecured subordinated debenture, which bears interest at a rate of 8.0% per annum, to a related party, R.W. Pollard Enterprises, LLP. The Company is not considered the primary beneficiary of this entity (variable interest entity); therefore, the entity is not consolidated in the Company’s financial statements, but rather the subordinated debenture is shown as a liability. The Company used the proceeds to increase capital at the Bank. The debenture matures on May 14, 2014 and the Company has the right to redeem the debenture, in whole or in part, at any time after May 14, 2012. As specified in the indenture, if the debenture is redeemed prior to maturity, the redemption price will be the principal amount plus any accrued and unpaid interest.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

Note 12 – Income Taxes

Income tax (benefit) expense for the years ended December 31, 2011, 2010 and 2009 consists of the following:

	2011	2010	2009
	(Dollars in thousands)
Current tax (benefit) expense:
Federal	$6,098	$4,714	$(2,469)
State	330	634	—

Total current	6,428	5,348	(2,469)

Deferred tax benefit
Federal	(1,768)	(2,264)	(2,500)
State	(97)	(594)	(1,445)

Total deferred	(1,865)	(2,858)	(3,945)

Total income tax (benefit) expense	$4,563	$2,490	$(6,414)

Income tax (benefit) expense differed from the amount computed by applying the statutory Federal corporate tax rate of 35% in 2011, 35% in 2010 and 34% in 2009 to income before income taxes as follows:

	Years ended December 31
	2011	2010	2009
	(Dollars in thousands)
Computed “expected” tax (benefit) expense	$5,461	$3,271	$(4,896)
Increase (decrease) resulting from:
Tax-exempt interest income	(773)	(441)	(370)
Nondeductible interest expense	47	34	33
State income tax, net of Federal tax effect	151	26	(966)
Earnings on cash surrender value of life insurance	(362)	(326)	(299)
Nondeductible stock compensation expense	44	84	64
Meals, entertainment, and club dues	63	63	58
Other, net	(68)	(221)	(38)

	$4,563	$2,490	$(6,414)

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2011 and 2010 are presented below:

	2011	2010
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan losses	$11,149	$10,227
Deferred compensation	3,203	2,628
Write downs of Other Real Estate	974	812
Fair value adjustment on cash flow hedge	880	—
State net operating loss and other carryovers	49	302
Unrealized loss on investment securities available for sale	—	1,422
Other	573	404

Total deferred tax assets	16,828	15,795

Deferred tax liabilities:
Unrealized gain on investment securities available for sale	(3,194)	—
Depreciation	(548)	(846)
Prepaid assets and other	(301)	(352)
Other	(62)	(2)

Total deferred tax liabilities	(4,105)	(1,200)

Net deferred tax asset	$12,723	$14,595

A valuation allowance is required for deferred tax assets if, based on available evidence, it is more likely than not that all or some portion of the asset may not be realized due to the inability to generate sufficient taxable income in the period and/or of the character necessary to utilize the benefit of the deferred tax asset. In making this assessment, all sources of taxable income available to realize the deferred tax asset are considered including taxable income in prior carry-back years, future reversals of existing temporary differences, tax planning strategies and future taxable income exclusive of reversing temporary differences and carryforwards. Based on management’s assessment, no valuation allowance was deemed necessary at December 31, 2011.

The Company and its subsidiary are subject to U.S. federal income tax as well as income tax of the state of Georgia and South Carolina. The Company is no longer subject to examination by federal and state taxing authorities for years before 2008.

The total amount of interest and penalties recorded in the consolidated statements of income or loss for the year ended December 31, 2011, 2010 and 2009 was not material.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

Note 13 – Related Party Transactions

Deposits include accounts with certain directors and executives of the Company, including affiliates, and principal holders of the Company’s securities. As of December 31, 2011 and 2010, these deposits totaled approximately $27,621, and $22,292, respectively. See Note 4 for discussion of related party loans and Note 11 for discussion of related party debt.

Note 14 – Regulatory Capital Requirements

The Company and its subsidiary are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2011, that the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 2011, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. Management is not aware of the existence of any conditions or events occurring subsequent to December 31, 2011 which would affect the Bank’s well capitalized classification.

Actual capital amounts and ratios for the Company are presented in the table below as of December 31, 2011 and 2010, on a consolidated basis and for GB&T and SB&T individually:

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

	00000000	00000000	00000000	00000000	00000000	00000000
					To be well capitalized
			For capital adequacy		under prompt corrective
	Actual		purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Southeastern Bank Financial Corporation
As of December 31, 2011:
Total Capital (to risk-weighted assets)	$147,436	14.39%	$81,944	8.00%	N/A	N/A
Tier I Capital—risk-based (to risk-weighted assets)	133,253	13.01%	40,972	4.00%	N/A	N/A
Tier I Capital—leverage (to qtrly average assets)	133,253	8.21%	64,938	4.00%	N/A	N/A
As of December 31, 2010:
Total Capital (to risk-weighted assets)	$136,559	13.59%	$80,416	8.00%	N/A	N/A
Tier I Capital—risk-based (to risk-weighted assets)	122,052	12.14%	40,208	4.00%	N/A	N/A
Tier I Capital—leverage (to qtrly average assets)	122,052	7.39%	66,092	4.00%	N/A	N/A

	0000000..	0000000..	0000000..	0000000..	0000000..	0000000..
					To be well capitalized
			For capital adequacy		under prompt corrective
	Actual		purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Georgia Bank & Trust Company:
As of December 31, 2011: (1)
Total Capital (to risk-weighted assets)	$145,413	14.24%	$81,676	8.00%	$102,096	10.00%
Tier I Capital—risk-based (to risk-weighted assets)	132,450	12.97%	40,838	4.00%	61,257	6.00%
Tier I Capital—leverage (to qtrly average assets)	132,450	8.17%	72,938	4.50%	81,042	5.00%
As of December 31, 2010:
Total Capital (to risk-weighted assets)	$118,175	13.37%	$70,726	8.00%	$88,407	10.00%
Tier I Capital—risk-based (to risk-weighted assets)	106,962	12.10%	35,363	4.00%	53,044	6.00%
Tier I Capital—leverage (to qtrly average assets)	106,962	7.24%	66,500	4.50%	73,888	5.00%

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

					To be well capitalized
			For capital adequacy		under prompt corrective
	Actual		purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Southern Bank & Trust:
As of December 31, 2010:
Total Capital (to risk-weighted assets)	$16,015	13.10%	$9,779	8.00%	$12,224	10.00%
Tier I Capital—risk-based (to risk-weighted assets)	14,475	11.84%	4,889	4.00%	7,334	6.00%
Tier I Capital—leverage (to qtrly average assets)	14,475	7.84%	7,381	4.00%	9,227	5.00%

(1)	Reflects 2011 merger of Southern Bank & Trust into Georgia Bank & Trust.

Southeastern Bank Financial Corporation and Georgia Bank and Trust Company are regulated by the Department of Banking and Finance of the State of Georgia (DBF). The DBF requires that state banks in Georgia generally maintain a minimum ratio of Tier 1 capital to total assets of four and one-half percent (4.5%) for banks and four percent (4%) for holding companies. These ratios are shown in the preceding tables as Tier 1 Capital – leverage (to qtrly average assets). The Company’s ratio at 8.21% and the Bank’s ratio at 8.17% exceed the minimum required, at December 31, 2011.

Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies to 50% of the preceding year’s earnings. Based on this limitation, the amount of cash dividends available for payment in 2012 from GB&T is approximately $5,738, subject to maintenance of the minimum capital requirements.

Note 15 – Employee Benefit Plans

The Company has an employee savings plan (the Plan) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. The Company has the option to make discretionary payments to the Plan. For the years ended December 31, 2011, 2010 and 2009, the Company contributed $887, $877 and $527, respectively, to the Plan, which is 5% of the annual salary of all eligible employees for 2011, 5% of the annual salary of all eligible employees for 2010 and 3% of the annual salary of all eligible employees for 2009.

In 1997, the Company established a nonqualified Long-Term Incentive Plan designed to motivate and sustain high levels of individual performance and align the interests of key officers with those of shareholders by rewarding capital appreciation and earnings growth. Stock appreciation rights may be awarded annually to those key officers whose performance during the year has made a significant contribution to the Company’s growth. Such stock appreciation rights are granted at a strike price equal to the trading price of the Company’s stock at date of

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

grant, and are earned over a five-year appreciation period. Officers vest in such rights over a 10-year period. The Company recognized no expense during 2011, and $15 and $15, during 2010 and 2009, respectively, related to this plan. No expense was accrued at December 31, 2011. The total amount accrued at December 31, 2010 was $15.

The Company also has salary continuation agreements in place with certain key officers. Such agreements are structured with differing benefits based on the participant’s overall position and responsibility. These agreements provide the participants with a supplemental income upon retirement at age 65, additional incentive to remain with the Company in order to receive these deferred retirement benefits and a compensation package that is competitive in the market. These agreements vest over a ten year period, require a minimum number of years service, and contain change of control provisions. All benefits would cease in the event of termination for cause, and if the participant’s employment were to end due to disability, voluntary termination or termination without cause, the participant would be entitled to receive certain reduced benefits based on vesting and other conditions. The estimated cost of an annuity to pay this obligation is being accrued over the vesting period for each officer. The Company recognized expense of $1,449, $1,295, and $1,512, during 2011, 2010 and 2009, respectively, related to these agreements. The total amount accrued at December 31, 2011 and 2010 was $8,226 and $6,850, respectively.

Note 16 – Stock Option Plan

During 2000, the Company adopted the 2000 Long-Term Incentive Plan (the 2000 Plan) which allows for stock option awards for up to 278,300 shares of the Company’s common stock to employees and officers of the Company. The Company believes that such awards better align the interests of its employees with those of its shareholders. Under the provisions of the 2000 Plan, the option price is determined by a committee of the board of directors at the time of grant and may not be less than 100% of the fair value of the common stock on the date of the grant of such option. Generally, when granted, these options vest over a five-year period. However, there were 11,000 options granted in 2005, that vest based on specific loan growth performance targets. All options must be exercised within a ten-year period. As of December 31, 2007, all options under this plan had been issued. As of December 31, 2011, due to employee terminations and expiration of granted options, 16,533 options have reverted back to the option pool and are available for re-granting under the 2000 Plan.

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

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

Under the provisions of the 2006 Plan, the option price is determined by a committee of the board of directors at the time of grant and may not be less than 100% of the fair value of the common stock on the date of the grant of such option. Notwithstanding the foregoing, in the case of an Incentive Stock Option granted to a Participant who is a Ten Percent or more Stockholder, the Option Price shall not be less than one hundred and ten percent (110%) of the Fair Market Value of the Common Stock on the Date of Grant. Generally, when granted, these options vest over a five-year period. All options must be exercised within a ten year period from the date of the grant; however, options issued to a ten percent or more stockholder must be exercised within a five year period from its date of grant. As of December 31, 2011 and 2010, total options granted under this Plan were 100,517. As of December 31, 2011, 174,483 shares remain available for future grants under this Plan.

The Company periodically purchases treasury stock and uses it for stock option exercises, when available. If treasury stock is not available, additional stock is issued. The Company repurchased no treasury stock and issued no treasury stock during 2011 and 2010.

The Company is required to compute the fair value of options at the date of grant and to recognize such costs as compensation expense ratably over the vesting period of the options. For the year ended December 31, 2011, 2010 and 2009, the Company recognized $127, $241 and $188, respectively, as compensation expense resulting from all stock options.

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

There were no stock options granted during 2011, 2010 and 2009.

A summary of activity for stock options with a specified vesting period follows:

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding—December 31, 2010	275,063	$26.94	3.97	—

Options lapsed in 2011	(5,500)	31.18	—	—

Options expired in 2011	(2,783)	12.09	—	9

Options Outstanding—December 31, 2011	266,780	$26.97	3.00	—

Fully vested or expected to vest	266,780	$26.97	3.00	—

Exercisable at December 31, 2011	253,230	$26.74	2.85	—

Information related to the stock options that vest over a specified period follows:

	2011	2010	2009
(Dollars in thousands, except per share data)
Intrinsic value of options exercised	$—	—	—
Intrinsic value of options forfeit	—	—	—
Intrinsic value of options lapsed	—	—	—
Intrinsic value of options expired	9	—	—
Cash received from option exercises	—	—	—
Fair market value of stock received from option exercises	—	—	—

All stock options issued are incentive stock options and therefore, no tax benefit is realized.

As of December 31, 2011, there was $51 of total unrecognized compensation cost related to nonvested options that vest over a five year period. That cost is expected to be recognized over a weighted average period of one year.

The following table provides information for stock options that vest based on specific loan growth performance targets.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding—December 31, 2010	11,000	$31.18	4.50	—
Options lapsed in 2011	(5,500)	31.18	—	—

Options Outstanding—December 31, 2011	5,500	$31.18	3.50	$—

Exercisable at December 31, 2011	2,750	$31.18	3.50	$—

As of December 31, 2011 and December 31, 2010, there was no unrecognized compensation cost related to nonvested options granted based on performance.

Note 17 – Other Operating Expenses

Components of other operating expenses exceeding 1% of total revenues include the following for the years ended December 31, 2011, 2010, and 2009:

	2011	2010	2009
	(Dollars in thousands)
Marketing and business development	$1,367	$1,237	$1,451
Processing expense	1,744	1,540	1,733
Legal and professional fees	1,642	1,657	1,552
Data processing expense	1,722	1,401	1,265
FDIC Insurance	1,813	2,268	2,723
Loan costs (excluding ORE)	817	954	917
Other expense	3,455	3,105	3,316

Total other operating expense	$12,560	$12,162	$12,957

Note 18 – Interest Rate Swap Derivatives

The Company utilizes interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

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

Summary information about the interest rate swaps designated as cash flow hedges as of December 31, 2011 is as follows:

December 31, 2011
(Dollars in thousands)
Notional Amounts	$10,000
Weighted average pay rates	5.35%
Weighted average receive rates	1.95%
Weigted average maturity	16.75 years
Unrealized losses	$2,262

The swaps are forward starting and have effective dates of March 15, 2012 and June 15, 2012. No interest income (expense) has been recorded on these swap transactions during 2011. When interest income (expense) is recorded it will be reported as a component of interest expense in other borrowings.

If the fair value falls below specified levels, the Company is required to pledge collateral against these derivative contract liabilities. As of December 31, 2011, the Company had pledged $2,243 with the counterparty. Under certain circumstances, including a downgrade of its credit rating below specified levels, the counterparty is required to pledge collateral against these derivative contract liabilities. As of December 31, 2011, no collateral had been received from the counterparty.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

Note 19 – Parent Company Only Condensed Financial Statements

The following represents Parent Company only condensed financial information of Southeastern Bank Financial Corporation:

Condensed Balance Sheets

	December 31
	2011	2010
	(Dollars in thousands)
Assets
Cash and due from banks	$2,732	2,299
Investment securities available for sale	—	2
Investment in banking subsidiaries	137,607	119,523
Premises and equipment, net	721	766
Deferred tax asset, net	880	58
Income tax receivable	386	501
Other assets	17	6

	$142,343	123,155

Liabilities and Stockholders’ Equity
Liabilities:
Accrued interest and other liabilities	$2,367	250
Subordinated debentures	22,947	22,947

Total liabilities	25,314	23,197

Stockholders’ equity	117,029	99,958

	$142,343	123,155

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

Condensed Statements of Income (Loss)

	Years ended December 31
	2011	2010	2009
	(Dollars in thousands)
Income:
Dividend income	$811	11	15
Interest income on investment securities	—	53	110
Investment securities losses, net	(2)	(2)	(35)
Miscellaneous income	102	102	102

	911	164	192

Expense:
Interest expense	594	607	647
Salaries and other personnel expense	—	—	(6)
Occupancy expense	59	59	45
Other operating expense	152	102	139

	805	768	825

Income (loss) before equity in undistributed (excess distributed) earnings of banking subsidiaries	106	(604)	(633)

Equity in undistributed (excess distributed) earnings of banking subsidiaries	10,676	7,232	(7,593)

Income tax benefit	(263)	(228)	(241)

Net income (loss)	$11,045	6,856	(7,985)

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

Condensed Statements of Cash Flows

	Year Ended December 31
	2011	2010	2009
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$11,045	6,856	(7,985)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation	45	45	45
Deferred income tax benefit	57	(46)	(12)
Equity in (undistributed) excess distributed earnings of banking subsidiaries	(10,676)	(7,232)	7,593
Investment securities losses, net	2	2	35
Stock options compensation cost	—	—	(6)
Decrease in accrued interest receivable	—	20	—
(Decrease) increase in accrued interest payable and other liabilities	(144)	(586)	803
Decrease (increase) in other assets	104	676	(1,011)

Net cash provided by (used in) operating activities	433	(265)	(538)

Cash flows from investing activities:
Proceeds from sales and maturities of investment securities	—	2,000	7
Investment in banking subsidiary	—	—	(12,000)

Net cash provided by (used in) investing activities	—	2,000	(11,993)

Cash flows from financing activities:
Proceeds from subordinated debentures	—	—	2,947
Proceeds from issuance of common stock	—	—	9,010
Purchase of treasury stock	—	—	(5)
Payment of cash dividends	—	—	(778)

Net cash provided by financing activities	—	—	11,174

Net increase (decrease) in cash and cash equivalents	433	1,735	(1,357)
Cash and cash equivalents at beginning of year	2,299	564	1,921

Cash and cash equivalents at end of year	$2,732	2,299	564

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

Note 20 – Quarterly Financial Data (Unaudited)

The supplemental quarterly financial data for the years ended December 31, 2011 and 2010 is summarized as follows:

	Quarters ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
	(Dollars in thousands)
Interest income	$16,983	17,372	17,109	16,176
Interest expense	4,784	4,503	4,020	3,771
Net interest income	12,199	12,869	13,089	12,405
Provision for loan losses	3,240	3,424	3,535	2,385
Noninterest income	4,049	4,678	5,235	5,709
Noninterest expense	9,775	10,063	10,622	11,581
Net income	2,302	2,805	2,924	3,014
Net income per share—basic	0.34	0.42	0.44	0.45
Net income per share—diluted	0.34	0.42	0.44	0.45

	Quarters ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
	(Dollars in thousands)
Interest income	$16,854	17,569	17,894	17,557
Interest expense	6,332	6,215	6,101	5,350
Net interest income	10,522	11,354	11,793	12,207
Provision for loan losses	3,288	3,794	4,759	3,960
Noninterest income	4,000	5,205	6,536	5,345
Noninterest expense	9,432	10,562	10,983	10,838
Net income	1,255	1,620	1,835	2,146
Net income per share—basic	0.19	0.24	0.27	0.32
Net income per share—diluted	0.19	0.24	0.27	0.32

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

As of the end of the period covered by this report, our management, including our Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s periodic filings with the Securities and Exchange Commission. During the fourth quarter of 2011, there were no significant changes in the Company’s internal controls that materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

Management has assessed the effectiveness of the Southeastern Bank Financial Corporation’s internal control over financial reporting as of December 31, 2011. In making our assessment, management has utilized the framework published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission “Internal Control-Integrated Framework”. Based on our assessment, management has concluded that, as of December 31, 2011, internal control over financial reporting was effective.

/s/ R. Daniel Blanton
Chief Executive Officer (principal executive officer)

/s/ Ronald L. Thigpen
Chief Operating Officer

/s/ Darrell R. Rains
Chief Financial Officer (principal financial officer)

Date: February 24, 2012

Report of Independent Registered Public Accounting Firm on Internal Control

Over Financial Reporting

We have audited Southeastern Bank Financial Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Southeastern Bank Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, included in Item 9.A. of the Company’s Annual Report on Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Southeastern Bank Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Southeastern Bank Financial Corporation as of December 31, 2011 and 2010 and the related consolidated statements of income (loss) and comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2011, and our report dated February 24, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ Crowe Horwath LLP

Oak Brook, Illinois

February 24, 2012

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance

The Company has adopted a Code of Ethics applicable to its senior financial officers. A copy is available, without charge, upon telephonic or written request addressed to Ronald L. Thigpen, Executive Vice President, Chief Operating Officer and Assistant Corporate Secretary, Southeastern Bank Financial Corporation, 3530 Wheeler Road, Augusta, Georgia 30909, telephone (706) 738-6990. The Code of Ethics is also incorporated by reference as an exhibit to this Annual Report on Form 10-K. The remaining information in response to this item is incorporated by reference to the Company’s definitive Proxy Statement for use in connection with the 2012 annual meeting of shareholders (which definitive Proxy Statement shall be filed with the commission not later than April 30, 2012).

Item 11.	Executive Compensation

The remaining information in response to this item is incorporated by reference to the Company’s definitive Proxy Statement for use in connection with the 2012 annual meeting of shareholders (which definitive Proxy Statement shall be filed with the commission not later than April 30, 2012).

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information regarding compensation plans under which equity securities of the Company are authorized for issuance. All data is presented as of December 31, 2011.

Equity Compensation Plan Table
	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	272,280	$27.05	191,016

Equity compensation plans not approved by security holders	0	0	0

TOTAL	272,280	$27.05	191,016

Additional information in response to this item is incorporated by reference to the Company’s definitive Proxy Statement for use in connection with the 2012 annual meeting of shareholders (which definitive Proxy Statement shall be filed with the commission not later than April 30, 2012).

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information in response to this item is incorporated by reference to the Company’s definitive Proxy Statement for use in connection with the 2012 annual meeting of shareholders (which definitive Proxy Statement shall be filed with the commission not later than April 30, 2012).

Item 14.	Principal Accountant Fees and Services

Information in response to this item is incorporated by reference to the Company’s definitive Proxy Statement for use in connection with the 2012 annual meeting of shareholders (which definitive Proxy Statement shall be filed with the Commission not later than April 30, 2012).

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	See Item 8 for a list of the financial statements as filed as a part of this report.
(2)	No financial statement schedules are applicable as the required information is included in the financial statements in Item 8.
(3)	The following exhibits are filed as part of this report. Documents incorporated by reference have been filed with the Securities and Exchange Commission. The Company’s Commission file number is: 0-24172. See “Item 1—Description of Business – General” for additional information regarding the Company’s filings with the Commission.

Exhibit No. and Document

3.1	Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.)

3.2	Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.)

4.1	Indenture dated December 5, 2005 between the Company and U.S. Bank National Association (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 8, 2005.)

4.2	Indenture dated March 31, 2006 between the Company and La Salle Bank National Association (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 6, 2006.)

4.3	8% Subordinated Debenture due 2014 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 20, 2009.)

10.1	Key Officer Compensation Agreement dated January 1, 2000 between the Bank & R. Daniel Blanton (Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)*

10.2	First Amendment dated October 15, 2003 to Key Officer Compensation Agreement dated January 1, 2000 between the Bank and R. Daniel Blanton. (Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)*

10.3	Second Amendment dated December 31, 2008 to Key Officer Compensation Agreement dated January 1, 2000 between the Bank and R. Daniel Blanton (Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.)*

10.4	Key Officer Compensation Agreement dated January 1, 2000 between the Bank & Ronald L. Thigpen (Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)*

10.5	First Amendment dated October 15, 2003 to Key Officer Compensation Agreement dated January 1, 2000 between the Bank and Ronald L. Thigpen (Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)*

10.6	Second Amendment dated December 31, 2008 to Key Officer Compensation Agreement dated January 1, 2000 between the Bank and Ronald L. Thigpen (Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.)*

10.7	2006 Long-term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)*

10.8	Form of incentive stock option agreement under the 2006 Long-term Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)*

10.9	Form of non-qualified stock option agreement under the 2006 Long-term Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)*

10.10	2000 Long Term Incentive Plan (Incorporated by reference to Appendix A to the Company’s definitive Proxy Statement, filed on March 29, 2001.)*

10.11	Form of option agreement under 2000 Long Term Incentive Plan. (Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.)*

10.12	1997 Long-term Incentive Plan. (Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.)*

10.13	Form of stock appreciation rights agreement under 1997 Long-term Incentive Plan. (Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.)*

10.14	Non-Qualified Defined Benefit Plan dated October 1, 2000. (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.)*

10.15	Salary Continuation Agreement dated October 1, 2000 between the Company, the Bank and R. Daniel Blanton. (Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.)*

10.16	First Amendment dated as of October 15, 2003 to Salary Continuation Agreement dated October 1, 2000 between the Company, the Bank and R. Daniel Blanton. (Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)*

10.17	Salary Continuation Agreement dated October 15, 2003 between the Company, the Bank and Ronald L. Thigpen. (Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.)*

10.18	Supplemental Executive Retirement Benefits Agreement dated December 31, 2008 between the Bank and R. Daniel Blanton (Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.)*

10.19	Supplemental Executive Retirement Benefits Agreement dated December 31, 2008 between the Bank and Ronald L. Thigpen (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.)*

10.20	Supplemental Executive Retirement Benefits Agreement dated December 31, 2008 between the Bank and Darrell R. Rains (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.)*

10.21	Employment Agreement dated April 30, 2007 between the Bank and Darrell R. Rains. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 4, 2007.)*

10.22	First Amendment dated December 31, 2008 to Employment Agreement dated April 30, 2007 between the Bank and Darrell R. Rains (Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.)*

10.23	Southeastern Bank Financial Corporation Director Stock Purchase Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 27, 2007.)

14.1	Code of Ethics (Incorporated by reference to Exhibit 14.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.)

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification by the Chief Executive Officer (principal executive officer)

31.2	Certification by the Chief Financial Officer (principal financial officer)

32.1	Certification by the Chief Executive Officer and Chief Financial Officer

101	Interactive Data Files providing financial information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 in XBRL (eXtensible Business Reporting Language). Pursuant to Regulation 406T of Regulation S-T, these Interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

*	Denotes a management compensatory agreement or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHEASTERN BANK FINANCIAL CORPORATION

By:	/s/ Robert W. Pollard, Jr.
Robert W. Pollard, Jr.
Chairman of the Board

February 24, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

February 24, 2012

SIGNATURE	TITLE

/s/ Robert W. Pollard, Jr. Robert W. Pollard, Jr.	Chairman of the Board and Director

/s/ Edward G. Meybohm Edward G. Meybohm	Vice Chairman of the Board and Director

/s/ R. Daniel Blanton R. Daniel Blanton	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Ronald L. Thigpen Ronald L. Thigpen	Executive Vice President, Chief Operating Officer and Director

/s/ Darrell R. Rains Darrell R. Rains	Group Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ William J. Badger William J. Badger	Director

/s/ Warren A. Daniel Warren A. Daniel	Director

/s/ Randolph R. Smith, M.D. Randolph R. Smith, M.D.	Director

/s/ John W. Trulock, Jr. John W. Trulock, Jr.	Director

/s/ Patrick D. Cunning Patrick D. Cunning	Director

/s/ Larry S. Prather, Sr. Larry S. Prather, Sr.	Director

/s/ W. Marshall Brown W. Marshall Brown	Director

EXHIBIT INDEX

(a)	Exhibits

Page

3.1	Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.)

3.2	Bylaws of the Company (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.)

4.1	Indenture dated December 5, 2005 between the Company and U.S. Bank National Association(Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 8, 2005.)

4.2	Indenture dated March 31, 2006 between the Company and La Salle Bank National Association (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 6, 2006.)

4.3	8% Subordinated Debenture due 2014 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 20, 2009.)

10.1	Key Officer Compensation Agreement dated January 1, 2000 between the Bank & R. Daniel Blanton (Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)*

10.2	First Amendment dated October 15, 2003 to Key Officer Compensation Agreement dated January 1, 2000 between the Bank and R. Daniel Blanton. (Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)*

10.3	Second Amendment dated December 31, 2008 to Key Officer Compensation Agreement dated January 1, 2000 between the Bank and R. Daniel Blanton (Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.)*

10.4	Key Officer Compensation Agreement dated January 1, 2000 between the Bank & Ronald L. Thigpen (Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)*

10.5	First Amendment dated October 15, 2003 to Key Officer Compensation Agreement dated January 1, 2000 between the Bank and Ronald L. Thigpen. (Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)*

10.6	Second Amendment dated December 31, 2008 to Key Officer Compensation Agreement dated January 1, 2000 between the Bank and Ronald L. Thigpen (Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.)*

10.7	2006 Long-term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)*

10.8	Form of incentive stock option agreement under the 2006 Long-term Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)*

10.9	Form of non-qualified stock option agreement under the 2006 Long-term Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)*

10.10	2000 Long Term Incentive Plan (Incorporated by reference to Appendix A to the Company’s definitive Proxy Statement, filed on March 29, 2001.)*

10.11	Form of option agreement under 2000 Long Term Incentive Plan. (Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.)*

10.12	1997 Long-term Incentive Plan. (Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.)*

10.13	Form of stock appreciation rights agreement under 1997 Long-term Incentive Plan. (Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.)*

10.14	Non-Qualified Defined Benefit Plan dated October 1, 2000. (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.)*

10.15	Salary continuation agreement dated October 1, 2000 between the Company, the Bank and R. Daniel Blanton. (Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.)*

10.16	First Amendment dated as of October 15, 2003 to Salary Continuation Agreement dated October 1, 2000 between the Company, the Bank and R. Daniel Blanton. (Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)*

10.17	Salary continuation agreement dated October 15, 2003 between the Company, the Bank and Ronald L. Thigpen. (Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.)*

10.18	Supplemental Executive Retirement Benefits Agreement dated December 31, 2008 between the Bank and R. Daniel Blanton (Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.)*

10.19	Supplemental Executive Retirement Benefits Agreement dated December 31, 2008 between the Bank and Ronald L. Thigpen (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.)*

10.20	Supplemental Executive Retirement Benefits Agreement dated December 31, 2008 between the Bank and Darrell R. Rains (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.)*

10.21	Employment Agreement dated April 30, 2007 between the Bank and Darrell R. Rains. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 4, 2007.)*

10.22	First Amendment dated December 31, 2008 to Employment Agreement dated April 30, 2007 between the Bank and Darrell R. Rains (Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.)*

10.23	Southeastern Bank Financial Corporation Director Stock Purchase Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 27, 2007.)

14.1	Code of Ethics (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003)

21.1	Subsidiaries of the Company	156

23.1	Consent of Independent Registered Public Accounting Firm	157

31.1	Certification by the Chief Executive Officer (principal executive officer)	158

31.2	Certification by the Chief Financial Officer (principal financial officer)	160

32.1	Certification by the Chief Executive Officer and Chief Financial Officer	162

101	Interactive Data Files providing financial information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 in XBRL (eXtensible Business Reporting Language). Pursuant to Regulation 406T of Regulation S-T, these Interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

*	Denotes a management compensatory agreement or arrangement.