Form 10-Q
period 2012-03-31
Southeastern Bank Financial CORP
filed 2012-04-30
CIK 880116

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012.

or

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to             .

Commission File No. 0-24172

Southeastern Bank Financial Corporation

(Exact name of registrant as specified in its charter)

Georgia	58-2005097
(State of Incorporation)	(I.R.S. Employer Identification No.)

3530 Wheeler Road, Augusta, Georgia 30909	(706) 738-6990
(Address of principal executive offices)	(Issuer’s telephone number, including area code)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):     Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

6,679,381 shares of common stock, $3.00 par value per share, outstanding as of April 25, 2012.

SOUTHEASTERN BANK FINANCIAL CORPORATION

FORM 10-Q

*	No information submitted under this caption

PART I

FINANCIAL INFORMATION

SOUTHEASTERN BANK FINANCIAL CORPORATION

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	March 31, 2012 (Unaudited)	December 31, 2011
Assets
Cash and due from banks	$41,596	$51,080
Interest-bearing deposits in other banks	32,126	18,761

Cash and cash equivalents	73,722	69,841
Available-for-sale securities	631,971	603,759
Loans held for sale	30,201	29,046
Loans	847,682	846,010
Less allowance for loan losses	29,634	29,046

Loans, net	818,048	816,964
Premises and equipment, net	27,216	27,608
Accrued interest receivable	6,540	6,247
Bank-owned life insurance	30,974	30,713
Restricted equity securities	5,086	5,086
Other real estate owned	4,851	6,209
Prepaid FDIC assessment	3,096	3,420
Deferred tax asset	13,262	12,723
Other assets	3,532	3,157

	$1,648,499	$1,614,773

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$153,763	$147,196
Interest-bearing:
NOW accounts	351,462	346,236
Savings	484,935	471,728
Money management accounts	39,822	42,977
Time deposits over $100	284,732	286,319
Other time deposits	118,703	124,766

	1,433,417	1,419,222
Securities sold under repurchase agreements	730	701
Advances from Federal Home Loan Bank	54,000	39,000
Accrued interest payable and other liabilities	17,084	15,874
Subordinated debentures	22,947	22,947

Total liabilities	1,528,178	1,497,744

Stockholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; 0 shares outstanding in 2012 and 2011, respectively	—	—
Common stock, $3.00 par value; 10,000,000 shares authorized; 6,678,502 and 6,677,667 shares issued and outstanding in 2012 and 2011, respectively	20,035	20,033
Additional paid-in capital	62,785	62,767
Retained earnings	33,895	30,593
Accumulated other comprehensive income, net	3,606	3,636

Total stockholders’ equity	120,321	117,029

	$1,648,499	$1,614,773

See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Consolidated Statements of Income and Comprehensive Income

(Dollars in thousands, except share data)

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Interest income:
Loans, including fees	$11,660	$12,628
Investment securities	4,245	4,320
Interest-bearing deposits in other banks	25	35

Total interest income	15,930	16,983

Interest expense:
Deposits	2,714	4,068
Securities sold under repurchase agreements	1	2
Other borrowings	596	714

Total interest expense	3,311	4,784

Net interest income	12,619	12,199
Provision for loan losses	2,216	3,240

Net interest income after provision for loan losses	10,403	8,959

Noninterest income:
Service charges and fees on deposits	1,611	1,578
Gain on sales of loans	2,019	1,207
(Loss) gain on sale of fixed assets, net	(2)	17
Investment securities gains, net	377	148
Other-than-temporary loss
Total impairment loss	—	(127)
Less loss recognized in other comprehensive income	—	(65)

Net impairment loss recognized in earnings	—	(62)
Retail investment income	522	457
Trust service fees	289	273
Earnings from cash surrender value of bank-owned life insurance	261	218
Miscellaneous income	190	213

Total noninterest income	5,267	4,049

Noninterest expense:
Salaries and other personnel expense	6,197	5,564
Occupancy expenses	1,054	1,115
Other real estate losses, net	661	95
Other operating expenses	3,011	3,001

Total noninterest expense	10,923	9,775

Income before income taxes	4,747	3,233
Income tax expense	1,445	931

Net income	$3,302	$2,302

Other comprehensive loss:
Unrealized gain on derivatives	481	—
Unrealized loss on securities available-for-sale	(152)	(1,472)
Reclassification adjustment for realized gain on securities, net of OTTI	(377)	(86)
Tax effect	18	606

Total other comprehensive loss	(30)	(952)

Comprehensive income	$3,272	$1,350

SOUTHEASTERN BANK FINANCIAL CORPORATION

Consolidated Statements of Income and Comprehensive Income

(Dollars in thousands, except share data)

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011

Basic net income per share	$0.49	$0.34

Diluted net income per share	0.49	0.34

Weighted average common shares outstanding	6,678,484	6,675,851

Weighted average number of common and common equivalent shares outstanding	6,678,484	6,676,015

See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net income	$3,302	$2,302
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	559	629
Deferred income tax benefit	(520)	(482)
Provision for loan losses	2,216	3,240
Net investment securities gains	(377)	(148)
Other-than-temporary impairment losses	—	62
Net amortization of premiums on investment securities	1,024	944
Earnings from CSV of bank-owned life insurance	(261)	(218)
Stock options compensation cost	11	32
Loss (gain) on disposal of premises and equipment	1	(17)
Loss (gain) on the sale of other real estate	214	(18)
Provision for other real estate valuation allowance	447	113
Gain on sales of loans	(2,019)	(1,207)
Real estate loans originated for sale	(64,115)	(44,337)
Proceeds from sales of real estate loans	64,979	47,619
Increase in accrued interest receivable	(293)	(194)
Increase in other assets	(51)	(23)
Increase (decrease) in accrued interest payable and other liabilities	1,690	(923)

Net cash provided by operating activities	6,807	7,374

Cash flows from investing activities:
Proceeds from sales of securities	32,651	34,476
Proceeds from maturities and calls of available-for-sale securities	57,976	31,787
Purchase of available-for-sale securities	(120,015)	(40,373)
Purchase of restricted equity securities	—	(38)
Net increase in loans	(3,902)	(138)
Additions to premises and equipment	(168)	(336)
Proceeds from sale of other real estate	1,299	230
Proceeds from sale of premises and equipment	—	36

Net cash (used in) provided by investing activities	(32,159)	25,644

\

SOUTHEASTERN BANK FINANCIAL CORPORATION

Consolidated Statem\ents of Cash Flows

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Cash flows from financing activities:
Net increase in deposits	14,195	27,439
Net increase (decrease) in securities sold under repurchase agreements	29	(208)
Advances from Federal Home Loan Bank	15,000	—
Proceeds from Directors’ stock purchase plan	9	7

Net cash provided by financing activities	29,233	27,238

Net increase in cash and cash equivalents	3,881	60,256
Cash and cash equivalents at beginning of period	69,841	65,115

Cash and cash equivalents at end of period	$73,722	$125,371

Supplemental disclosures of cash paid during the period for:
Interest	$3,319	$5,084
Income taxes	2,283	2,053

Supplemental information on noncash investing activities:
Loans transferred to other real estate	$602	$139

See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

March 31, 2012

Note 1 – Summary of Significant Accounting Policies

(a) Basis of Presentation

The accompanying consolidated financial statements include the accounts of Southeastern Bank Financial Corporation (the “Company”), and its wholly-owned subsidiary, Georgia Bank & Trust Company of Augusta (“GB&T”). Significant intercompany transactions and accounts are eliminated in consolidation. Dollar amounts are rounded to thousands except share and per share data.

The financial statements for the three months ended March 31, 2012 and 2011 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations and cash flows for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results of operations which the Company may achieve for the entire year.

Some items in the prior period financial statements were reclassified to conform to the current presentation.

(b) Loans and Allowance for Loan Losses

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

Non-Accrual Loan Procedures:

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

All interest, accrued but not received, for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Subsequent payments of interest are recognized on the cash basis as income when full collection of principal is expected. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured and there is a period of at least 6 months of repayment performance (1 year for loans providing for quarterly or semi-annual payments) by the borrower in accordance with contractual terms.

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

Impaired Loans and Troubled Debt Restructurings:

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

The following portfolio segments have been identified:

•	Acquisition Development and Construction (“ADC”) – CSRA

•	ADC – Other

•	Commercial Real Estate – Non owner occupied

•	Commercial Real Estate – Owner occupied

•	1-4 Family

•	Consumer

The following is a discussion of the risks characteristics of these portfolio segments.

Acquisition, Development & Construction (ADC) – CSRA (Primary Market) – ADC lending carries all of the normal risks involved in lending including the changing nature of borrower and guarantor financial conditions and the knowledge that the sale of the completed lots and/or structures is likely the sole source of repayment as opposed to other forms of borrower cash flow. In addition, this type of lending carries several additional risk factors including: (1) timely project completion (contractor financial condition, commodity prices, weather delays, prospective tenant financial condition); (2) market factors (changing economic conditions, unemployment rates, end-user financing availability, interest rates); (3) competition (similar product availability, bank foreclosed properties); and (4) end-product price stability.

ADC – Other – ADC lending in all other markets carries all of the ADC risks outlined for the CSRA plus the additional risk of lending outside of the Company’s traditional market area where our knowledge of these markets may not be as well developed.

Commercial Real Estate – Non Owner Occupied – This lending category includes loans for multi-family, office, warehouse, retail, hotel/motel and other non-owner occupied properties. Loans in this category carry more risk than owner-occupied properties because the property’s cash flow is not derived from the owner of the property’s business, but from unrelated tenants. These outside tenants are each subject to their own set of business risks depending upon their own financial situation, competitors, industry segment and general economic conditions. Therefore, the cash flow from the property in the form of rent may not be as stable as a one-user, owner-occupied property.

Commercial Real Estate – Owner Occupied – This portfolio segment includes loans to finance office buildings, retail establishments, warehouses, convenience stores, churches, schools, daycare facilities, restaurants, health care facilities, golf courses and other owner-occupied properties. Loans in this category generally carry less risk than non-owner occupied properties because the cash flow to service the property’s debt is derived from the owner of the property’s business as opposed to unrelated third-party tenants. The cash flows and property values for one-user, owner-occupied properties tend to be more stable because they are based upon the operation of the owner’s business as opposed to rent from a variety of smaller tenants (each of which carries its own set of business and market risks).

1-4 Family – This lending category includes loans secured by improved residential real estate. Loans in this category are affected by local real estate markets, local & national economic factors affecting borrowers’ employment prospects & income levels, and levels & movement of interest rates and the general availability of mortgage financing.

Consumer – This portfolio segment includes loans secured by consumer goods (e.g. vehicles, recreational products, equipment, etc.), but also may be unsecured. Similar to the 1-4 family category, this segment of the loan portfolio depends on a variety of local & national economic factors affecting borrowers’ employment prospects, income levels and overall economic sentiment.

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

ALLL Methodology:

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

Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives. Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest on the loan is locked. The Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into, in order to hedge the change in interest rates resulting from its commitments to fund the loans. Changes in the fair values of these derivatives are included in net gains on sales of loans. Fair values of these derivatives were $42 and $24 as of March 31, 2012 and December 31, 2011, respectively.

(c) Derivatives

At the inception of a derivative contract, the Company designates the derivative as one of three types based on the Company’s intentions and belief as to likely effectiveness as a hedge. These three types are (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), or (3) an instrument with no hedging designation (“stand-alone derivative”). For a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item, are recognized in current earnings as fair values change. For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings. For both types of hedges, changes in the fair value of derivatives that are not highly effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings. Changes in the fair value of derivatives that do not qualify for hedge accounting are reported currently in earnings, as noninterest income.

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

(d) Recent Accounting Pronouncements

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

In May 2011, the FASB issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and International accounting principles. Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this guidance are effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of this guidance did not have a material effect on the Company’s results of operations or financial position, but did require expansion of the Company’s disclosures.

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

Note 2 – Investment Securities

The following tables summarize the amortized cost and fair value of the available-for-sale investment securities portfolio at March 31, 2012 and December 31, 2011 and the corresponding amounts of unrealized gains and losses therein.

	March 31, 2012
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
	(Dollars in thousands)
Available-for-sale
Obligations of U.S.
Government agencies	$162,172	505	(638)	162,039
Obligations of states and political subdivisions	102,105	4,487	(110)	106,482
Mortgage backed securities
U.S. GSE's* MBS—residential	145,220	3,022	(361)	147,881
U.S. GSE's CMO	144,024	1,864	(165)	145,723
Other CMO	2,290	26	(203)	2,113
Corporate bonds	68,477	595	(1,339)	67,733

	$624,288	10,499	(2,816)	631,971

*	Government sponsored entities

	December 31, 2011
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
	(Dollars in thousands)
Available-for-sale
Obligations of U.S.
Government agencies	$169,137	758	(143)	169,752
Obligations of states and political subdivisions	98,305	4,641	(86)	102,860
Mortgage backed securities
U.S. GSE’s MBS—residential	154,130	3,363	(27)	157,466
U.S. GSE’s CMO	118,173	2,040	(211)	120,002
Other CMO	2,462	9	(248)	2,223
Corporate bonds	53,340	131	(2,015)	51,456

	$595,547	10,942	(2,730)	603,759

Proceeds from sales of securities available-for-sale and the associated gains (losses), excluding gains (losses) on called securities, for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Proceeds	$32,651	$34,476
Gross Gains	444	307
Gross Losses	(67)	(171)

The amortized cost and fair value of the investment securities portfolio excluding equity securities are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2012
	Amortized	Estimated
	cost	fair value
	(Dollars in thousands)
Available-for-sale:
One year or less	$1,002	989
After one year through five years	37,121	37,457
After five years through ten years	96,030	97,318
After ten years	490,135	496,207

	$624,288	631,971

The following tables summarize the investment securities with unrealized losses at March 31, 2012 and December 31, 2011, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position.

	March 31, 2012
	Less than 12 months		12 months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
	(Dollars in thousands)
Temporarily impaired
Obligations of U.S.
Government agencies	$66,597	618	4,160	20	70,757	638
Obligations of states and political subdivisions	9,538	110	—	—	9,538	110
Mortgage backed securities
U.S. GSE’s MBS—residential	25,501	361	—	—	25,501	361
U.S. GSE’s CMO	26,485	149	3,308	16	29,793	165
Other CMO	247	6	1,727	197	1,974	203
Corporate bonds	21,199	474	12,204	865	33,403	1,339

	$149,567	1,718	21,399	1,098	170,966	2,816

	December 31, 2011
	Less than 12 months		12 months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
	(Dollars in thousands)
Temporarily impaired
Obligations of U.S.
Government agencies	$41,841	123	4,549	20	46,390	143
Obligations of states and political subdivisions	4,977	83	449	3	5,426	86
Mortgage backed securities
U.S. GSE’s MBS—residential	12,055	23	2,348	4	14,403	27
U.S. GSE’s CMO	27,998	176	5,005	35	33,003	211
Other CMO	250	10	1,305	221	1,555	231
Corporate bonds	25,814	833	17,817	1,182	43,631	2,015

	$112,935	1,248	31,473	1,465	144,408	2,713

Other-than-temporarily impaired
Mortgage backed securities
Other CMO	$—	—	478	17	478	17

	$112,935	1,248	31,951	1,482	144,886	2,730

Other-Than-Temporary Impairment – March 31, 2012

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

As of March 31, 2012, the Company’s security portfolio consisted of 379 securities, 85 of which were in an unrealized loss position. Of these securities with unrealized losses, 73.44% were related to the Company’s mortgage-backed and corporate securities as discussed below.

Mortgage-backed Securities

At March 31, 2012, $293,604 or approximately 99.29% of the Company’s mortgage-backed securities were issued by U.S. government-sponsored entities and agencies, primarily the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Government National Mortgage Association (“Ginnie Mae”), institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2012.

The Company’s mortgage-backed securities portfolio also includes six non-agency collateralized mortgage obligations with a market value of $2,113, of which five had unrealized losses of approximately $203 at March 31, 2012. These non-agency securities were rated AAA at purchase.

At March 31, 2012, four of these non-agency securities were rated below investment grade and a cash flow analysis was performed to evaluate OTTI. The assumptions used in the model include expected future default rates, loss severity and prepayments. The model also takes into account the structure of the security including credit support. Based on these assumptions, the model calculates and projects the timing and amount of interest and principal payments expected for the security. In addition, the model was used to “stress” each security, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the security could no longer fully support repayment. Upon completion of the March 31, 2012 analysis, our model indicated that none of these securities were other-than-temporarily impaired.

At March 31, 2012, the fair values of four collateralized mortgage obligations totaling $1,800 were measured using Level 3 inputs because the market for them has become illiquid, as indicated by few, if any, trades during the period. The discount rates used in the valuation model were based on a yield of 10% that the market would require for collateralized mortgage obligations with maturities and risk characteristics similar to the securities being measured.

Corporate Securities

The Company holds thirty corporate securities totaling $67,733, of which eighteen had an unrealized loss of $1,339 at March 31, 2012. The Company’s unrealized losses on corporate securities relate primarily to its investment in single issuer corporate and corporate trust preferred securities. At March 31, 2012, seven securities to three issuers were not rated. None of the issuers were in default but in January of 2011 the Company was notified that two trust preferred securities totaling $1,250 to two issuers not rated had elected to defer interest payments. The issuers are both bank holding companies with operations in the Southeast. One of the issuers of $1,000 of such securities announced a successful capital raise which was completed in the first quarter of 2011 and during the third quarter of 2011 this issuer brought current all interest previously deferred. The Company considered several factors including the financial condition and near term prospects of the issuers and concluded that the decline in fair value was primarily attributable to temporary illiquidity and the financial crisis affecting these markets and not necessarily the expected cash flows of the individual securities. Although one issuer continues to indicate they will defer payments going forward, the Company has considered the capital position of the subsidiary banks, the liquidity of the holding company, the existence and severity of publicly available regulatory agreements, and the fact that these deferrals are coming after the most severe impact of the national and regional recession. The prospect of capital formation in the current market, improving operating results of the industry overall have caused the Company to conclude that a return to normal subsidiary dividends and thus interest payments on the debt for these issuers is reasonably assured at this time. Because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2012.

At March 31, 2012, the fair values of four corporate securities totaling $2,418 were measured using Level 3 inputs because the market for them has become illiquid, as indicated by few, if any, trades during the period. The discount rates used in the valuation model were based on a yield of 10% or current spreads to U.S. Treasury rates of long-term corporate debt obligations with maturities and risk characteristics similar to the subordinated debentures being measured. An additional adjustment to the discount rate for illiquidity in the market for subordinated debentures was not considered necessary based on the illiquidity premium already present in the spreads used to estimate the discount rate.

The table below presents a rollforward of the credit losses recognized in earnings for the three month period ended March 31, 2012.

Beginning balance, January 1, 2012	$673
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	—
Additions/Subtractions
Amounts realized for securities sold during the period	—
Amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	—
Reductions for increase in cash flows expected to becollected that are recognized over the remaining life of the security	—
Increases to the amount related to the creditloss for which other-than-temporary impairment waspreviously recognized	—

Ending balance, March 31, 2012	$673

Other-Than-Temporary Impairment – March 31, 2011

As of March 31, 2011, the Company’s security portfolio consisted of 320 securities, 162 of which were in an unrealized loss position. Of these securities with unrealized losses, 44.93% were related to the Company’s mortgage-backed and corporate securities as discussed below.

Mortgage-backed Securities

At March 31, 2011, $245,029 or approximately 98.74% of the Company’s mortgage-backed securities were issued by U.S. government-sponsored entities and agencies, primarily the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Government National Mortgage Association (“Ginnie Mae”), institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2011.

The Company’s mortgage-backed securities portfolio also includes six non-agency collateralized mortgage obligations with a market value of $3,117 which had unrealized losses of approximately $417 at March 31, 2011. These non-agency securities were rated AAA at purchase.

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

At March 31, 2011, the fair values of four collateralized mortgage obligations totaling $2,610 were measured using Level 3 inputs because the market for them has become illiquid, as indicated by few, if any, trades during the period. The discount rates used in the valuation model were based on a yield of 10% over 1 month libor that the market would require for collateralized mortgage obligations with maturities and risk characteristics similar to the securities being measured.

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

The following table presents a rollforward of the credit losses recognized in earnings for the three month period ended March 31, 2011.

Beginning balance, January 1, 2011	$571
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	—
Additions/Subtractions
Amounts realized for securities sold during the period	—
Amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	—
Reductions for increase in cash flows expected to be collected that are recognized over the remaining life of the security	—
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	62

Ending balance, March 31, 2011	$633

Total other-than-temporary impairment recognized in accumulated other comprehensive loss for the three month period ended March 31, 2011 was $65.

Note 3 – Loans

The following table summarizes loans at March 31, 2012 and December 31, 2011.

	March 31, 2012	December 31, 2011
	(Dollars in thousands)
Commercial, financial, and agricultural	$171,323	171,750
Real estate:
Commercial	337,199	332,666
Residential	161,842	159,022
Acquisition, development and construction	160,538	168,050
Consumer installment	16,363	14,412

	$847,265	845,900

Less allowance for loan losses	29,634	29,046
Less deferred loan origination fees (costs)	(417)	(110)

	$818,048	816,964

The following tables present the activity in the allowance for loan losses by portfolio segment as of March 31, 2012 and March 31, 2011.

	March 31, 2012
	Commercial, Financial, and Agricultural	CRE -Owner Occupied	CRE -Non Owner Occupied	Residential Real Estate	ADC CSRA	ADC Other	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$4,183	6,285	4,476	5,607	4,236	3,819	440	29,046
Charge-offs	360	163	250	340	191	418	232	1,954
Recoveries	163	1	7	22	22	1	110	326
Provision	180	534	279	370	24	531	298	2,216

Ending balance	$4,166	6,657	4,512	5,659	4,091	3,933	616	29,634

	March 31, 2011
	Commercial, Financial, and Agricultural	CRE -Owner Occupied	CRE -Non Owner Occupied	Residential Real Estate	ADC CSRA	ADC Other	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$3,463	3,921	4,777	5,372	5,097	3,396	631	26,657
Charge-offs	1,122	—	424	162	114	1,384	36	3,242
Recoveries	102	—	—	4	—	6	54	166
Provision	1,987	458	169	(1,148)	1,175	814	(215)	3,240

Ending balance	$4,430	4,379	4,522	4,066	6,158	2,832	434	26,821

The following tables present the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2012 and December 31, 2011.

	March 31, 2012
	Commercial, Financial, and Agricultural	CRE -Owner Occupied	CRE -Non Owner Occupied	Residential Real Estate	ADC CSRA	ADC Other	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$—	—	—	—	—	193	—	193
Collectively evaluated for impairment	4,166	6,657	4,512	5,659	4,091	3,740	616	29,441

	$4,166	6,657	4,512	5,659	4,091	3,933	616	29,634

Loans:
Individually evaluated for impairment	1,732	5,395	15,043	3,991	8,626	4,390	123	39,300
Collectively evaluated for impairment	169,591	193,169	123,592	157,851	122,552	24,970	16,240	807,965

	$171,323	198,564	138,635	161,842	131,178	29,360	16,363	847,265

	December 31, 2011
	Commercial, Financial, and Agricultural	CRE -Owner Occupied	CRE -Non Owner Occupied	Residential Real Estate	ADC CSRA	ADC Other	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$—	—	—	96	—	171	—	267
Collectively evaluated for impairment	4,183	6,285	4,476	5,511	4,236	3,648	440	28,779

	$4,183	6,285	4,476	5,607	4,236	3,819	440	29,046

Loans:
Individually evaluated for impairment	1,920	5,472	15,988	4,191	9,645	4,697	141	42,054
Collectively evaluated for impairment	169,830	188,548	122,658	154,831	130,233	23,475	14,271	803,846

	$171,750	194,020	138,646	159,022	139,878	28,172	14,412	845,900

The following tables present loans individually evaluated for impairment by class of loans as of March 31, 2012 and December 31, 2011.

	March 31, 2012
	Unpaid Principal Balance	Recorded Investment (2)	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded: (1)
Commercial, financial, and agricultural:
Commerical	$—	—	—	—	—	—
Financial	—	—	—	—	—	—
Agricultural	353	340	—	358	—	—
Equity lines	1,433	1,392	—	1,395	—	—
Other	—	—	—	—	—	—
Commercial real estate:
Owner occupied	6,425	5,395	—	5,465	3	3
Non Owner occupied	16,327	15,043	—	15,593	18	18
Residential real estate:
Secured by first liens	4,391	3,740	—	4,055	—	—
Secured by junior liens	348	251	—	357	1	1
Acquisition, development and construction:
Residential	201	201	—	201	—	—
Other	17,503	11,582	—	11,992	—	—
Consumer	164	123	—	123	—	—

	47,145	38,067	—	39,539	22	22

With an allowance recorded:
Commercial, financial, and agricultural:
Commerical	—	—	—	—	—	—
Financial	—	—	—	—	—	—
Agricultural	—	—	—	—	—	—
Equity lines	—	—	—	—	—	—
Other	—	—	—	—	—	—
Commercial real estate:
Owner occupied	—	—	—	—	—	—
Non Owner occupied	—	—	—	—	—	—
Residential real estate:
Secured by first liens	—	—	—	—	—	—
Secured by junior liens	—	—	—	—	—	—
Acquisition, development and construction:
Residential	—	—	—	—	—	—
Other	2,272	1,233	193	1,228	—	—
Consumer	—	—	—	—	—	—

	2,272	1,233	193	1,228	—	—

	$49,417	39,300	193	40,767	22	22

(1)	No specific allowance for credit losses is allocated to these loans since they are sufficiently collateralized or had charge-offs
(2)	Excludes accrued interest receivable and loan origination fees, net due to immateriality

	December 31, 2011
	Unpaid Principal Balance	Recorded Investment (2)	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded: (1)
Commercial, financial, and agricultural:
Commerical	$66	66	—	88	—	—
Financial	—	—	—	—	—	—
Agricultural	1,267	1,123	—	1,165	31	31
Equity lines	736	731	—	732	—	—
Other	—	—	—	—	—	—
Commercial real estate:
Owner occupied	5,965	5,472	—	6,902	16	16
Non Owner occupied	17,339	15,988	—	16,261	—	—
Residential real estate:
Secured by first liens	3,872	3,258	—	3,977	15	15
Secured by junior liens	103	103	—	103	7	7
Acquisition, development and construction:
Residential	—	—	—	—	—	—
Other	15,182	13,700	—	10,314	—	—
Consumer	141	141	—	221	—	—

	44,671	40,582	—	39,763	69	69

With an allowance recorded:
Commercial, financial, and agricultural:
Commerical	—	—	—	—	—	—
Financial	—	—	—	—	—	—
Agricultural	—	—	—	—	—	—
Equity lines	—	—	—	—	—	—
Other	—	—	—	—	—	—
Commercial real estate:
Owner occupied	—	—	—	—	—	—
Non Owner occupied	—	—	—	—	—	—
Residential real estate:
Secured by first liens	830	830	96	829	—	—
Secured by junior liens	—	—	—	—	—	—
Acquisition, development and construction:
Residential	201	201	7	200	—	—
Other	441	441	164	441	—	—
Consumer	—	—	—	—	—	—

	1,472	1,472	267	1,470	—	—

	$46,143	42,054	267	41,233	69	69

(1)	No specific allowance for credit losses is allocated to these loans since they are sufficiently collateralized or had charge-offs
(2)	Excludes accrued interest receivable and loan origination fees, net due to immateriality

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following tables present the aging of the recorded investment in past due loans as of March 31, 2012 and December 31, 2011 by class of loans.

	March 31, 2012
	30 - 89 Days Past Due	90 Days or More Past Due	Nonaccrual Loans	Total Past Due	Loans Not Past Due	Total
	(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$197	—	86	283	95,974	96,257
Financial	—	—	—	—	15,124	15,124
Agricultural	597	—	933	1,530	10,668	12,198
Equity lines	—	—	1,302	1,302	37,190	38,492
Other	—	—	87	87	9,165	9,252
Commercial real estate:
Owner occupied	—	—	6,219	6,219	192,345	198,564
Non Owner occupied	834	—	14,613	15,447	123,188	138,635
Residential real estate:
Secured by first liens	2,806	—	4,382	7,188	145,951	153,139
Secured by junior liens	39	—	312	351	8,352	8,703
Acquisition, development and construction:
Residential	221	—	201	422	40,937	41,359
Other	—	—	13,164	13,164	106,015	119,179
Consumer	18	—	290	308	16,055	16,363

	$4,712	—	41,589	46,301	800,964	847,265

	December 31, 2011
	30 - 89 Days	90 Days or	Nonaccrual	Total	Loans Not
	Past Due	More Past Due	Loans	Past Due	Past Due	Total
	(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$120	—	78	198	98,295	98,493
Financial	—	—	—	—	15,231	15,231
Agricultural	287	—	840	1,127	13,633	14,760
Equity lines	72	—	1,407	1,479	37,148	38,627
Other	—	—	—	—	4,639	4,639
Commercial real estate:
Owner occupied	1,346	—	6,216	7,562	186,458	194,020
Non Owner occupied	1,373	—	14,740	16,113	122,533	138,646
Residential real estate:
Secured by first liens	1,870	—	4,386	6,256	143,981	150,237
Secured by junior liens	251	—	167	418	8,367	8,785
Acquisition, development and construction:
Residential	—	—	201	201	39,707	39,908
Other	992	—	14,531	15,523	112,619	128,142
Consumer	73	—	331	404	14,008	14,412

	$6,384	—	42,897	49,281	796,619	845,900

Troubled Debt Restructurings:

The Company has troubled debt restructurings (TDRs) with a balance of $2,891 and $4,151 included in impaired loans at March 31, 2012 and December 31, 2011, respectively. No specific reserves were allocated to customers whose loan terms had been modified in TDRs as of March 31, 2012 and December 31, 2011. The Company is not committed to lend additional amounts as of March 31, 2012 and December 31, 2011 to customers with outstanding loans that are classified as TDRs. The following tables present TDRs as of March 31, 2012 and December 31, 2011.

	March 31, 2012
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings:
Commercial, financial, and agricultural:
Commerical	—	$—	$—
Financial	—	—	—
Agricultural	—	—	—
Equity lines	—	—	—
Other	—	—	—
Commercial real estate:
Owner occupied	3	711	502
Non Owner occupied	3	1,023	935
Residential real estate:
Secured by first liens	5	1,378	1,232
Secured by junior liens	2	280	222
Acquisition, development and construction:
Residential	—	—	—
Other	—	—	—
Consumer	—	—	—

	13	$3,392	$2,891

	December 31, 2011
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings:
Commercial, financial, and agricultural:
Commerical	1	$72	$62
Financial	—	—	—
Agricultural	—	—	—
Equity lines	—	—	—
Other	—	—	—
Commercial real estate:
Owner occupied	3	711	579
Non Owner occupied	4	2,451	1,954
Residential real estate:
Secured by first liens	6	1,712	1,465
Secured by junior liens	1	95	73
Acquisition, development and construction:
Residential	—	—	—
Other	—	—	—
Consumer	1	20	18

	16	$5,061	$4,151

During the periods ended March 31, 2012 and 2011, the terms of certain loans were modified as TDRs. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

Modifications involving a reduction of the stated interest rate of the loan were for rate reductions ranging from 2.00% to 5.00%. Modifications involving an extension of the maturity date were for periods ranging from 2 months to 84 months.

The following table presents loans by class modified as TDRs that occurred during the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)			(Dollars in thousands)
Troubled Debt Restructurings:
Commercial, financial, and agricultural:
Commerical	—	$—	$—	—	$—	$—
Financial	—	—	—	—	—	—
Agricultural	—	—	—	—	—	—
Equity lines	—	—	—	—	—	—
Other	—	—	—	—	—	—
Commercial real estate:
Owner occupied	—	—	—	—	—	—
Non Owner occupied	1	208	198	1	76	76
Residential real estate:
Secured by first liens	—	—	—	1	195	190
Secured by junior liens	1	185	150	2	143	135
Acquisition, development and construction:
Residential	—	—	—	—	—	—
Other	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

	2	$393	$348	4	$414	$401

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. During the three months ended March 31, 2012, one consumer loan with a recorded investment of $18 prior to default resulted in an $18 charge-off during the first quarter of 2012. As of March 31, 2012, all other TDRs are performing according to their modified terms.

The TDRs described above increased the allowance for loan losses by $34 and resulted in charge-offs of $34 for the three months ended March 31, 2012.

For the three months ended March 31, 2011, the TDRs described above increased the allowance for loan losses by $35 and resulted in charge-offs of $35 in the second quarter of 2011.

Charge-offs on such loans are factored into the rolling historical loss rate, which is used in the calculation of the allowance for loan losses.

The terms of certain other loans were modified during the three month period ended March 31, 2012 and 2011 that did not meet the definition of a TDR. These loans have a total recorded investment as of March 31, 2012 and 2011 of $2,120 and $4,137, respectively. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

Certain loans which were modified during the three month period ended March 31, 2012 and 2011 and did not meet the definition of a TDR, as the modification was a delay in a payment that was considered to be insignificant, had delays in payment ranging from 30 days to 2 months in 2012 and 30 days to 3 months in 2011.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of March 31, 2012 and December 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows.

	March 31, 2012
	Pass	Watch	Substandard	Doubtful
	(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$89,493	2,005	4,759	—
Financial	12,000	3,124	—	—
Agricultural	9,614	601	1,983	—
Equity lines	35,781	1,063	1,648	—
Other	8,798	326	128	—
Commercial real estate:
Owner occupied	170,467	15,158	12,939	—
Non Owner occupied	111,153	10,752	16,730	—
Residential real estate:
Secured by first liens	134,561	11,753	6,825	—
Secured by junior liens	7,879	264	560	—
Acquisition, development and construction:
Residential	40,113	1,045	201	—
Other	88,094	9,053	22,032	—
Consumer	15,714	293	356	—

	$723,667	55,437	68,161	—

	December 31, 2011
	Pass	Watch	Substandard	Doubtful
	(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$89,345	4,701	4,447	—
Financial	12,953	2,278	—	—
Agricultural	11,961	604	2,195	—
Equity lines	35,711	1,095	1,821	—
Other	4,269	327	43	—
Commercial real estate:
Owner occupied	165,171	15,780	13,069	—
Non Owner occupied	109,033	12,118	17,495	—
Residential real estate:
Secured by first liens	130,825	11,208	8,204	—
Secured by junior liens	8,069	329	387	—
Acquisition, development and construction:
Residential	38,890	817	201	—
Other	97,841	7,945	22,356	—
Consumer	13,685	316	411	—

	$717,753	57,518	70,629	—

Note 4 – Fair Value Measurements

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

In determining the appropriate levels, the Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on matrix pricing which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities relationship to other benchmark quoted securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other non-observable market indicators (Level 3). The fair values of Level 3 investment securities are determined by an independent third party. These valuations are then reviewed by the Company’s Controller and CFO. Discounted cash flows are calculated using spread to swap and LIBOR curves that are updated to incorporate loss severities, volatility, credit spread and optionality. During times when trading is more liquid, broker quotes are used (if available) to validate the model. Rating agency and industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into the calculations.

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

Impaired Loans: The fair value of collateral dependent impaired loans is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

Other Real Estate Owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less estimated costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. The fair value of other real estate owned is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

Appraisals for both collateral dependent impaired loans and other real estate owned are performed by certified general appraisers, certified residential appraisers or state licensed appraisers whose qualifications and licenses are annually reviewed and verified by the Company. Once received, a member of the Real Estate Valuation Department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value and determines if reasonable. Appraisals for collateral dependent impaired loans and other real estate owned are updated annually. On an annual basis the Company compares the actual selling costs of collateral that has been liquidated to the selling price to determine what additional adjustment should be made to the appraisal value to arrive at fair value. The most recent analysis performed indicated that an additional discount of 10% should be applied to properties with appraisals performed within 12 months.

Assets and Liabilities Measured on a Recurring Basis

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as of March 31, 2012 and December 31, 2011.

	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Available-for-sale securities
Obligations of U.S. Government agencies	$162,039	71,146	90,893	—
Obligations of states and political subdivisions	106,482	—	106,482	—
Mortgage-backed securities
U.S. GSE’s MBS—residential	147,881	—	147,881	—
U.S. GSE’s CMO	145,723	—	145,723	—
Other CMO	2,113	—	313	1,800
Corporate bonds	67,733	—	65,315	2,418

Total available-for-sale securities	$631,971	71,146	556,607	4,218

Loans held for sale	30,201	—	30,201	—
Mortgage banking derivatives	42	—	42	—

	$662,214	71,146	586,850	4,218

Liabilities:
Interest rate swap derivatives	1,781	—	1,781	—

	$1,781	—	1,781	—

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Available-for-sale securities
Obligations of U.S.
Government agencies	$169,752	59,343	110,409	—
Obligations of states and political subdivisions	102,860	—	102,860	—
Mortgage-backed securities
U.S. GSE’s MBS—residential	157,466	—	157,466	—
U.S. GSE’s CMO	120,002	—	120,002	—
Other CMO	2,223	—	315	1,908
Corporate bonds	51,456	—	49,015	2,441

Total available-for-sale securities	$603,759	59,343	540,067	4,349

Loans held for sale	29,046	—	29,046	—
Mortgage banking derivatives	24	—	24	—

	$632,829	59,343	569,137	4,349

Liabilities:
Interest rate swap derivatives	2,262	—	2,262	—

	$2,262	—	2,262	—

During the three months ended March 31, 2012, no securities were transferred between Level 1 and Level 2. Three U.S. agency securities with a market value of $8,379 as of March 31, 2011 were transferred out of Level 2 and into Level 1 and eight corporate securities with a market value of $7,278 as of March 31, 2011 were transferred out of Level 3 and into Level 2 based on observable market data for these securities due to increased market activity for these securities. The Company’s policy is to recognize transfers into or out of a level as of the end of the reporting period. As a result, the fair value for these securities was transferred on March 31, 2011.

The tables below present a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of March 31, 2012 and 2011.

	Total	Other CMO	Corporate bonds
	(Dollars in thousands)
Beginning balance, January 1, 2012	$4,349	$1,908	$2,441
Total gains or losses (realized/unrealized)
Included in earnings
Gain (loss) on sales	—	—	—
Other-than-temporary impairment	—	—	—
Included in other comprehensive income	(131)	(108)	(23)
Purchases, sales, issuances and settlements
Purchases	—	—	—
Sales	—	—	—
Issuances	—	—	—
Settlements	—	—	—
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—

Ending balance, March 31, 2012	$4,218	$1,800	$2,418

	Total	Other CMO	Corporate bonds
	(Dollars in thousands)
Beginning balance, January 1, 2011	$13,657	$2,919	$10,738
Total gains or losses (realized/unrealized)
Included in earnings
Gain (loss) on sales	—	—	—
Other-than-temporary impairment	(62)	(62)	—
Included in other comprehensive income	(1,414)	(247)	(1,167)
Purchases, sales, issuances and settlements
Purchases	—	—	—
Sales	—	—	—
Issuances	—	—	—
Settlements	—	—	—
Transfers into Level 3	—	—	—
Transfers out of Level 3	(7,278)	—	(7,278)

Ending balance, March 31, 2011	$4,903	$2,610	$2,293

The Company uses an independent third party to value its U.S. government agencies, mortgage-backed securities, and corporate bonds. Their approach uses relevant information generated by transactions that have occurred in the market place that involve similar assets, as well as using cash flow information when necessary. These inputs are observable, either directly or indirectly in the market place for similar assets. The Company considers these valuations to be Level 2 pricing.

The fair value of the Company’s municipal securities is determined by another independent third party. Their approach uses relevant information generated by transactions that have occurred in the market place that involve similar assets. These inputs are observable, either directly or indirectly in the market place for similar assets. The Company considers these valuations to be Level 2 pricing.

For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows (Level 3 pricing) as determined by an independent third party. The significant unobservable inputs used in the valuation model include prepayment rates, constant default rates, loss severity and yields or current spreads to U.S. Treasury rates.

On a quarterly basis, the Company selects a sample of investment security valuations as determined by the independent third party to validate pricing.

The following table presents quantitative information about level 3 fair value measurements at March 31, 2012.

	March 31, 2012	Valuation Technique	Unobservable Inputs	Range (Weighted Avg)
	(Dollars in thousands)
Available-for-sale securities
Mortgage-backed securities
Other CMO	1,800	discounted cash flow	voluntary prepayment rate	5.00% -12.00% (7.22%)
			constant default rate	31.04% -4.33% (14.31%)
			loss severity	50.00% - 55.00% (54.71%)
			yield	10.00%
Corporate bonds	2,418	discounted cash flow	yield	10.00%
			spread	3.37%

The significant unobservable inputs used in the fair value measurement of the Company’s mortgage-backed securities are prepayment rates, constant default rates, loss severity and yields that the market would require for mortgage-backed securities with similar maturities and risk characteristics. Significant increases/(decreases) in any of those inputs in isolation would result in a significantly lower/(higher) fair value measurement. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumption used for prepayment rates.

The significant unobservable inputs used in the fair value measurement of the Company’s corporate bonds are yields or current spreads to U.S. Treasury rates of long-term corporate debt obligations with similar maturities and risk characteristics.

The table below summarizes changes in unrealized gains and losses recorded in earnings for the three months ended March 31, 2012 and 2011 for Level 3 assets that are still held at March 31, 2012 and 2011.

	Other CMO
	2012	2011
	(Dollars in thousands)
Changes in unrealized gains
(losses) included in earnings	$—	$(62)
Other changes in fair value	—	—

	$—	$(62)

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2012 and December 31, 2011 are summarized below.

	March 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired loans (1)
Real estate:
Commercial	$7,619	—	—	7,619
Residential	3,501	—	—	3,501
Acquisition, development and construction	5,009	—	—	5,009
Consumer installment	123	—	—	123

	$16,252	—	—	16,252

Other real estate owned
Real estate:
Commercial	146	—	—	146
Acquisition, development and construction	3,254	—	—	3,254

	$3,400	—	—	3,400

	$19,652	—	—	19,652

(1)	Includes loans directly charged down to fair value.

	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired loans
Commercial, financial, and agricultural	$130	—	—	130
Real estate:
Commercial	8,426	—	—	8,426
Residential	3,602	—	—	3,602
Acquisition, development and construction	4,984	—	—	4,984
Consumer installment	123	—	—	123

	$17,265	—	—	17,265

Other real estate owned
Real estate:
Commercial	146	—	—	146
Residential	444	—	—	444
Acquisition, development and construction	3,701	—	—	3,701

	$4,291	—	—	4,291

	$21,556	—	—	21,556

The following represents impairment charges recognized during the period:

Impaired loans, which are measured for impairment using the fair value of collateral for collateral dependent loans, had a carrying amount of $16,445, with a valuation allowance of $193, resulting in an additional provision for loan losses of $749 for the three months ended March 31, 2012. Impaired loans that are not carried at fair value had a carrying amount of $22,855 at March 31, 2012.

As of December 31, 2011, impaired loans had a carrying amount of $17,532, with a valuation allowance of $267, resulting in an additional provision for loan losses of $5,712 for the year ending 2011. Impaired loans that are not carried at fair value had a carrying amount of $24,522 at December 31, 2011.

Other real estate owned, which is carried at fair value less costs to sell, was $3,400 which consisted of the outstanding balance of $6,335, less a valuation allowance of $2,935, resulting in a write down of $447 for the three months ended March 31, 2012.

As of December 31, 2011, other real estate owned was $4,291 which consisted of the outstanding balance of $6,829, less a valuation allowance of $2,538, resulting in a write down of $1,464 for the year ending 2011.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2012.

	March 31,	Valuation	Unobservable	Range
	2012	Techniques	Inputs	(Weighted Avg)
	(Dollars in thousands)
Impaired loans
Real estate:
Commercial	7,619	sales comparison	adjustment for differences between the comparable sales	3.06% -50.00% (20.45%)
		income approach	capitalization rate	8.40% - 10.00% (9.43%)
Residential	3,501	sales comparison	adjustment for differences between the comparable sales	0.41% - 21.82% (6.91%)
Acquisition, development and construction	5,009	sales comparison	adjustment for differences between the comparable sales	0.00% - 65.01% (26.39%)
		income approach	discount rate	12.00% -18.00% (15.56%)
Consumer installment	123	NADA value
Other real estate owned
Real estate:
Commercial	146	sales comparison	adjustment for differences between the comparable sales	0.00% - 74.50% (48.10%)
Acquisition, development and construction	3,254	sales comparison	adjustment for differences between the comparable sales	0.00% - 45.00% (16.41%)
		discounted cash flow	discount rate	12.00% -20.00% (19.21%)
		income approach	capitalization rate	6.51% - 9.00% (7.76%)

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

Fair value equals the carrying value of such assets due to their nature and is classified as Level 1.

(b)	Loans, net

The fair value of loans is calculated using discounted cash flows by loan type resulting in a Level 3 classification. The discount rate used to determine the present value of the loan portfolio is an estimated market rate that reflects the credit and interest rate risk inherent in the loan portfolio without considering widening credit spreads due to market illiquidity. The estimated maturity is based on the Company’s historical experience with repayments adjusted to estimate the effect of current market conditions. The carrying amount of related accrued interest receivable, due to its short-term nature, approximates its fair value, is not significant and is not disclosed. The fair value of loans held for sale is estimated based upon binding contracts and quotes from third party investors resulting in a Level 2 classification. The allowance for loan losses is considered a reasonable discount for credit risk. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

(c)	Restricted Equity Securities

The fair value of Federal Home Loan Bank (“FHLB”) stock was not practicable to determine due to restrictions placed on its transferability.

(d)	Deposits

Fair values for certificates of deposit have been determined using discounted cash flows. The discount rate used is based on estimated market rates for deposits of similar remaining maturities and are classified as Level 2. The carrying amounts of all other deposits, due to their short-term nature, approximate their fair values and are classified as Level 1. The carrying amount of related accrued interest payable, due to its short-term nature, approximates its fair value, is not significant and is not disclosed.

(e)	Securities Sold Under Repurchase Agreements

Fair value approximates the carrying value of such liabilities due to their short-term nature and is classified as Level 1.

(f)	Advances from FHLB

The fair value of the FHLB advances is obtained from the FHLB and is calculated by discounting contractual cash flows using an estimated interest rate based on the current rates available to the Company for debt of similar remaining maturities and collateral terms resulting in a Level 2 classification.

(g)	Subordinated debentures

The fair value for subordinated debentures is calculated using discounted cash flows based upon current market spreads to LIBOR for debt of similar remaining maturities and collateral terms resulting in a Level 3 classification.

(h)	Commitments

The difference between the carrying values and fair values of commitments to extend credit are not significant and are not disclosed.

The carrying amounts and estimated fair values of the Company’s financial instruments at March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012
	Carrying	Fair Value Measurements
	amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$73,722	73,722	73,722	—	—
Loans, net	801,796	805,507	—	—	805,507
Restricted equity securities	5,086	N/A
Financial liabilities:
Deposits with stated maturities	403,435	406,191	—	406,191	—
Deposits without stated maturities	1,029,982	1,029,982	1,029,982	—	—
Securities sold under repurchase agreements	730	730	730	—	—
Advances from FHLB	54,000	59,815	—	59,815	—
Subordinated debentures	22,947	15,230	—	—	15,230

	December 31, 2011
	Carrying	Estimated
	amount	fair value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$69,841	69,841
Loans, net	799,699	799,590
Restricted equity securities	5,086	N/A
Financial liabilities:
Deposits with stated maturities	411,085	413,885
Deposits without stated maturities	1,008,137	1,008,137
Securities sold under repurchase agreements	701	701
Advances from FHLB	39,000	45,262
Subordinated debentures	22,947	15,169

Note 5 – Interest Rate Swap Derivatives

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

Summary information about the interest rate swaps designated as cash flow hedges as of March 31, 2012 and December 31, 2011 is as follows:

	March 31, 2012	December 31, 2011
	(Dollars in thousands)
Notional Amounts	$10,000	$10,000
Weighted average pay rates	5.35%	5.35%
Weighted average receive rates	1.87%	1.95%
Weigted average maturity	16.73 years	16.75 years
Unrealized losses	$1,781	$2,262

The swaps are forward starting and have effective dates of March 15, 2012 and June 15, 2012. Interest expense recorded on these swap transactions totaled $8 at March 31, 2012 and is reported as a component of interest expense in other borrowings. If the fair value falls below specified levels, the Company is required to pledge collateral against these derivative contract liabilities. As of March 31, 2012, the Company had pledged $1,774 with the counterparty. Under certain circumstances, including a downgrade of its credit rating below specified levels, the counterparty is required to pledge collateral against these derivative contract liabilities. As of March 31, 2012, no collateral had been received from the counterparty.

Note 6 – Dividends

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

(Dollar amounts are expressed in thousands unless otherwise noted)

Overview

Southeastern Bank Financial Corporation (the “Company”) is a Georgia corporation that is a bank holding company registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “BHCA”). The Company’s wholly-owned subsidiary, Georgia Bank & Trust Company of Augusta (“GB&T”), primarily does business in the Augusta-Richmond County, GA-SC metropolitan area. GB&T was organized by a group of local citizens and commenced business on August 28, 1989, with one branch location. Today, it is Augusta’s largest community banking company operating nine full service branches in Augusta, Martinez, and Evans, Georgia. GB&T also operates three full service branches in North Augusta and Aiken, South Carolina under the name “Southern Bank & Trust, a division of Georgia Bank & Trust Company of Augusta.” Mortgage origination offices are located in Augusta and Savannah, Georgia. The Company’s Operations Center is located in Martinez, Georgia.

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

The Company’s services include the origination of residential and commercial real estate loans, construction and development loans, and commercial and consumer loans. The Company also offers a variety of deposit programs, including noninterest-bearing demand, interest checking, money management, savings, and time deposits. In the primary market area, Augusta-Richmond County, GA-SC metropolitan area, the Company had 19.46% of all deposits and was the second largest depository institution at June 30, 2011, as cited from the Federal Deposit Insurance Corporation’s (“FDIC”) website. Securities sold under repurchase agreements are also offered. Additional services include wealth management, trust, retail investment, and mortgage. As a matter of practice, most mortgage loans are sold in the secondary market; however, some mortgage loans are placed in the portfolio based on asset/liability management strategies. The Company continues to concentrate on increasing its market share through various new deposit and loan products and other financial services and by focusing on the customer relationship management philosophy. The Company is committed to building life-long relationships with its customers, employees, shareholders, and the communities it serves.

The Company’s primary source of income is from its lending activities followed by interest income from its investment activities, service charges and fees on deposits, and gain on sales of mortgage loans in the secondary market. Interest income on loans decreased during the first three months of 2012 as compared to the first three months of 2011 and is due primarily to decreased loan yields and reduced volume. Interest income on investment securities was relatively the same but with declining yields offset by a larger investment portfolio. Decreases in consumer non-sufficient funds (“NSF”) income on retail checking accounts, due primarily to decreased economic activity, were mostly offset by increases in such fees on commercial accounts and also from increased ATM/Debit card income for the first three months of 2012. For the three month period, gain on sales of loans increased due to increased mortgage originations and refinancing activity during the first three months of the year. Investment securities gains increased on a net basis during the first three months of 2012 as compared to the same period last year due in part to selected sales of higher duration securities to reduce exposure to rising interest rates and the absence of other-than-temporary losses during the first quarter of 2012.

Table 1—Selected Financial Data

	March 31,	December 31,	March 31,
	2012	2011	2011
	(Dollars in thousands)
Assets	$1,648,499	$1,614,773	$1,634,802
Investment securities	631,971	603,759	558,306
Loans	847,682	846,010	871,017
Deposits	1,433,417	1,419,222	1,438,176

Annualized return on average total assets	0.81%	0.69%	0.58%
Annualized return on average equity	11.10%	10.23%	9.37%

The Company continues to focus on the net interest margin, regulatory capital levels, liquidity management, asset quality and risk mitigation. Asset levels have remained relatively flat due to the Company’s focus on improving regulatory capital levels. Loan balances have trended lower as demand has remained weak while investment portfolio balances have increased over the comparable periods in order to maintain net interest income.

Annualized return on average total assets and annualized return on average equity have improved in 2012 as compared to 2011. The increased returns were due primarily to reduced provision for loan losses, increased sales of mortgage loans and increased net interest income. Partially offsetting these were increased salaries and employee expenses and other real estate losses. Net income for the three months ended March 31, 2012 was $3,302 compared to $2,302 for the same period in 2011. The effects of the economic downturn continue to negatively affect financial results primarily through a lack of loan demand and a somewhat elevated level of provision for loan losses.

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

Fair Value of Financial Instruments

A significant portion of the Company’s assets are financial instruments carried at fair value. This includes securities available-for-sale, loans held for sale, certain impaired loans, tax credits, mortgage banking derivatives, interest rate swap derivatives and other real estate owned. At March 31, 2012 and December 31, 2011 the percentage of total assets measured at fair value was 41.36% and 40.52%, respectively. The majority of assets carried at fair value are based on either quoted market prices or market prices for similar instruments. At March 31, 2012, 3.50% of assets measured at fair value were based on significant unobservable inputs. This represents approximately 1.45% of the Company’s total assets. See Note 4 “Fair Value Measurements” in the “Notes to Consolidated Financial Statements” herein for additional disclosures regarding the fair value of financial instruments.

Other Real Estate Owned

Assets acquired through or instead of loan foreclosure are initially recorded at fair value less estimated costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed. Costs, related to the development and improvement of real estate owned, are capitalized.

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

Investment Securities

The fair values for available-for-sale securities are generally based upon quoted market prices or observable market prices for similar instruments. These values take into account recent market activity as well as other market observable data such as interest rate, spread and prepayment information. When market observable data is not available, which generally occurs due to the lack of liquidity for certain securities, the valuation of the security is subjective and may involve substantial judgment. The Company conducts periodic reviews to identify and evaluate each available-for-sale security that has an unrealized loss for other-than-temporary impairment. An unrealized loss exists when the fair value of an individual security is less than its amortized cost basis. The primary factors the Company considers in determining whether an impairment is other-than-temporary are the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and whether the Company intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis. As of March 31, 2012, the Company had approximately $4,218 of available-for-sale securities, which is approximately 0.26% of total assets, valued using unobservable inputs (Level 3). These securities were primarily non-agency mortgage-backed securities and single issuer subordinated debentures issued by financial institutions.

Results of Operations

Net income for the first three months of 2012 was $3,302, an increase of $1,000 compared with net income of $2,302 for the first three months of 2011. The increase in net income was primarily due to reduced provision for loan losses, increased gain on sales of mortgage loans and increased net interest income.

Noninterest income increased a net of $1,218 or 30.08% for the three months ended March 31, 2012 and resulted primarily from increased gain on sales of loans and investment securities. Retail investment income, trust fees and cash surrender value of bank-owned life insurance also increased over the comparable periods. The increase in gain on sales of loans was primarily due to increased origination volumes during the first three months of 2012. Retail investment income increased due to increased brokerage activity and assets under management. Net investment securities gains year to date are $377 as compared to net securities gains of $148 in 2011.

Noninterest expense totaled $10,923 for the three months ended March 31, 2012, an increase of $1,148, or 11.74% compared to the same period ended March 31, 2011. Notable changes included an increase in salaries and other personnel expense of $633, an increase of $334 in provision for other real estate losses and a decrease in FDIC insurance of $238.

Table 2—Selected Balance Sheet Data

	March 31,	December 31,	Variance
	2012	2011	Amount	%
	(Dollars in thousands)
Cash, due from banks and interest-bearing deposits	$73,722	$69,841	$3,881	5.56%
Investment securities	631,971	603,759	28,212	4.67%
Loans	847,682	846,010	1,672	0.20%
Other real estate owned	4,851	6,209	(1,358)	(21.87%)
Assets	1,648,499	1,614,773	33,726	2.09%
Deposits	1,433,417	1,419,222	14,195	1.00%
Securities sold under repurchase agreements	730	701	29	4.14%
Advances from Federal Home Loan Bank	54,000	39,000	15,000	38.46%
Liabilities	1,528,178	1,497,744	30,434	2.03%
Stockholders’ equity	120,321	117,029	3,292	2.81%

Table 2 highlights significant changes in the balance sheet at March 31, 2012 as compared to December 31, 2011. Total assets increased $33,726 and reflect an increase in investment securities of $28,212 coupled with an increase in cash, due from banks and interest bearing deposits of $3,881. Total liabilities increased $30,434 and reflect an increase in deposits of $14,195 and an increase in advances from Federal Home Loan Bank of $15,000.

The Company has continued to maintain a relatively high level of liquid funds in light of current economic conditions but has elected to invest a portion of these funds and funds obtained through deposit growth and loan repayments into the investment portfolio. Loan demand was weak during the first three months of 2012 and resulted in a minor increase in loans of $1,672 or 0.20%. The change in investment securities during the year included maturities and calls of bonds and selected sales of high duration securities for interest rate risk management purposes. These changes coupled with reinvestment of proceeds contributed to the average yield of the taxable investment portfolio declining from 2.92% to 2.71%. The yield on the tax exempt portfolio declined from 4.27% to 3.49% and resulted primarily from additions to the portfolio with lower yielding securities.

The $14,195 increase in deposits was net of the repayment of $4,835 in brokered deposits which totaled $148,725 at March 31, 2012 compared to $153,560 at December 31, 2011. Savings and money market accounts increased $10,052, noninterest-bearing accounts increased $6,567 and NOW accounts increased $5,226 and retail time deposits decreased $1,587.

The annualized return on average assets for the Company was 0.81% for the three months ended March 31, 2012, compared to 0.58% for the same period last year.

The annualized return on average stockholders’ equity was 11.10% for the three months ended March 31, 2012, compared to 9.37% for the same period last year.

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

Table 3—Average Balances, Income and Expenses, Yields and Rates

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	Average Amount	Annualized Average Yield or Rate	Amount Paid or Earned	Average Amount	Annualized Average Yield or Rate	Amount Paid or Earned
	(Dollars in thousands)
Interest-earning assets:
Loans	$867,338	5.34%	$11,660	$880,117	5.76%	$12,628
Investment securities
Taxable	536,673	2.71%	3,638	529,588	2.92%	3,863
Tax-exempt	69,509	3.49%	607	42,777	4.27%	457
Interest-bearing deposits in other banks	28,808	0.35%	25	35,265	0.40%	35

Total interest-earning assets	$1,502,328	4.22%	$15,930	$1,487,747	4.58%	$16,983

Interest-bearing liabilities:
Deposits	$1,272,456	0.86%	$2,714	$1,280,371	1.29%	$4,068
Securities sold under repurchase agreements	753	0.53%	1	672	1.19%	2
Other borrowings	74,144	3.22%	596	82,947	3.49%	714

Total interest-bearing liabilities	$1,347,353	0.99%	$3,311	$1,363,990	1.42%	$4,784

Net interest margin/income:		3.34%	$12,619		3.28%	$12,199

Net interest income increased $420 (3.44%) during the three month period as compared to the same period in 2011. Loan interest income decreased $968 (7.67%) in the three month period primarily as a result of decreased yields and slightly lower volumes. Nonaccrual loans resulted in the reversal of $83 in interest income compared to $68 in 2011. Deposit interest expense decreased $1,354 (33.28%) in the three month period primarily as a result of declining deposit costs on the Company’s checking and savings account products. Due to these reductions and the low interest rate environment, the annualized average rate of interest bearing liabilities decreased from 1.42% at March 31, 2011 to 0.99% at March 31, 2012.

The Company’s net interest margin for the three months ended March 31, 2012 was 3.34% as compared to 3.28% for the three months ended March 31, 2011. The increase in the net interest margin for the three month period was impacted primarily by decreased costs of interest bearing deposits offset in part by declining loans, loan yields and investment portfolio yields. In addition, the Company added to both its taxable and tax exempt portfolios. Average taxable investment securities increased $7,085 (1.34%) while the average yield decreased from 2.92% to 2.71%. Average tax exempt investment securities increased $26,732 (62.49%) while the average yield decreased from 4.27% to 3.49%. Average loans decreased $12,779 (1.45%) with the average yield decreasing from 5.76% to 5.34%. Average interest bearing deposits decreased $7,915 (0.62%) while the average rate paid decreased from 1.29% to 0.86%. Average other borrowings decreased $8,803 (10.61%) and the average rate paid decreased from 3.49% to 3.22%.

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

Table 4- Rate/Volume Analysis

	Three Months Ended
	March 31, 2012 compared to March 31, 2011
	Increase (Decrease) due to
	Volume	Rate	Combined	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	(184)	(796)	12	(968)
Investment securities
Taxable	52	(273)	(4)	(225)
Tax-exempt	285	(83)	(52)	150
Interest-bearing deposits in other banks	(6)	(5)	1	(10)

Total interest-earning assets	147	(1,157)	(43)	(1,053)

Interest-bearing liabilities:
Deposits	(25)	(1,337)	8	(1,354)
Federal funds purchased / securities sold under repurchase agreements	—	(1)	—	(1)
Other borrowings	(76)	(47)	5	(118)

Total interest-bearing liabilities	(101)	(1,385)	13	(1,473)

Net change in net interest income				$420

Provision for Loan Losses

The provision for loan losses is the charge to operating earnings necessary to maintain the allowance for loan losses at a level which, in management’s estimate, is adequate to cover the estimated amount of probable incurred losses in the loan portfolio. The provision for loan losses totaled $2,216 for the three months ended March 31, 2012 compared to $3,240 for the three months ended March 31, 2011. See “Allowance for Loan Losses” for further analysis of the provision for loan losses.

Noninterest Income

Table 5—Noninterest Income

	Three Months Ended
	March 31,		Variance
	2012	2011	Amount	%
	(Dollars in thousands)
Service charges and fees on deposits	$1,611	$1,578	$33	2.09%
Gain on sales of loans	2,019	1,207	812	67.27%
(Loss) gain on sale of fixed assets, net	(2)	17	(19)	(111.76%)
Investment securities gains (losses), net of other-than-temporary impairment	377	86	291	338.37%
Retail investment income	522	457	65	14.22%
Trust services fees	289	273	16	5.86%
Earnings from cash surrender value of bank-owned life insurance	261	218	43	19.72%
Miscellaneous income	190	213	(23)	(10.80%)

Total noninterest income	$5,267	$4,049	$1,218	30.08%

Noninterest income increased $1,218 (30.08%) during the three month period as compared to the same period in 2011. The most significant change for the three month period was an increase in gain on sales of loans due to increased mortgage originations. Gain on sales of loans increased $812 (67.27%). Also contributing to the increase was an increase in investment securities gains, net of other-than-temporary impairment of $291 (338.37%). In addition retail investment income increased $65 (14.22%) due to higher retail brokerage activity and earnings from cash surrender value of life insurance increased $43 (19.72%) due to increased bank owned life insurance of $6,577 compared to March 31, 2011. Service charges and fees on deposits increased $33 (2.09%) primarily due to increased interchange fees and commercial overdraft fees offset in part by decreased consumer overdraft fees. Trust service fees increased $16 (5.86%) due to an increase in assets under management.

Noninterest Expense

Table 6—Noninterest Expense

	Three Months Ended
	March 31,		Variance
	2012	2011	Amount	%
	(Dollars in thousands)
Salaries and other personnel expense	$6,197	$5,564	$633	11.38%
Occupancy expenses	1,054	1,115	(61)	(5.47%)
Marketing & business development	390	334	56	16.77%
Processing expense	460	412	48	11.65%
Legal and professional fees	433	393	40	10.18%
Data processing expense	379	349	30	8.60%
FDIC insurance	379	617	(238)	(38.57%)
Loss (gain) on sale of other real estate	214	(18)	232	(1288.89%)
Provision for other real estate losses	447	113	334	295.58%
Other operating expenses	970	896	74	8.26%

Total noninterest expense	$10,923	$9,775	$1,148	11.74%

Noninterest expense increased $1,148 (11.74%) during the three month period as compared to the same period in 2011. The most significant changes for the three month period were salaries and other personnel expense which increased $633 (11.38%) due to normal merit increases to staff salaries, an addition to staff in the compliance and audit area, commissions paid on retail brokerage activities due to volume, increased accruals for post-retirement benefit plans and to a lesser extent increased group insurance costs. Full time equivalent employees (FTE’s) were 342.36 at quarter end as compared to 341.36 at the same period in 2011.

Provision for other real estate losses increased $334 (295.58%) due to updated valuations on two properties. Loss on sale of other real estate was $232 higher than 2011. Marketing, processing, communications, data processing, legal and professional expenses all increased during the comparable periods.

Occupancy expenses decreased $61 (5.47%) during the three month period and were primarily due to decreased depreciation expense as a result of certain assets becoming fully depreciated.

Income Taxes

The Company recognized income tax expense of $1,445 for the three months ended March 31, 2012 as compared to an income tax expense of $931 for the same period in 2011. The significant increase in pretax income resulted in an increase in income tax expense and a slightly higher effective income tax rate for the three month period. The effective income tax rate for the three months ended March 31, 2012 was 30.44%.

At March 31, 2012, the Company maintains net deferred tax assets of $13,262. A valuation allowance is required for deferred tax assets if, based on available evidence, it is more likely than not that all or some portion of the asset may not be realized due to the inability to generate sufficient taxable income in the period and/or of the character necessary to utilize the benefit of the deferred tax asset. In making this assessment, all sources of taxable income available to realize the deferred tax asset are considered including taxable income in prior carry-back years, future reversals of existing temporary differences, tax planning strategies and future taxable income exclusive of reversing temporary differences and carryforwards. Based on management’s assessment, no valuation allowance was deemed necessary at March 31, 2012.

Loans

The following table presents the composition of the Company’s loan portfolio as of March 31, 2012 and December 31, 2011.

Table 7—Loan Portfolio Composition

	March 31, 2012		December 31, 2011
	Amount	%	Amount	%
	(Dollars in thousands)
Commercial financial and agricultural	$171,323	20.21%	$171,750	20.30%

Real estate
Commercial	337,199	39.78%	332,666	39.32%
Residential	161,842	19.09%	159,022	18.80%
Acquisition, development and construction	160,538	18.94%	168,050	19.86%

Total real estate	659,579	77.81%	659,738	77.98%

Consumer
Direct	15,129	1.78%	13,600	1.61%
Indirect	292	0.04%	384	0.05%
Revolving	942	0.11%	428	0.05%

Total consumer	16,363	1.93%	14,412	1.71%

Deferred loan origination costs (fees)	417	0.05%	110	0.01%

Total	$847,682	100.00%	$846,010	100.00%

At March 31, 2012, the loan portfolio is comprised of 77.81% real estate loans. Commercial, financial and agricultural loans comprise 20.21%, and consumer loans comprise 1.93% of the portfolio.

Commercial real estate comprises 39.78% of the loan portfolio and consist of both non-owner occupied and owner occupied properties where the operations of the commercial entity provide the necessary cash flow to service the debt. For this portion of the real estate loan portfolio, repayment is generally not dependent upon the sale of the real estate held as collateral. Construction and development loans comprise 18.94% of the real estate loan portfolio and the Company has recognized significant losses in this portfolio. The Company carefully monitors the loans in this category since the repayment of these loans is generally dependent upon the sale of the real estate in the normal course of business and can be impacted by national and local economic conditions. New construction and absorption of existing real estate inventory in the Company’s primary market area of the Augusta-Richmond County, GA-SC MSA have slowed and prices have declined but less than the national rate. The residential category, 19.09% of the portfolio, represents those loans that the Company chooses to maintain in its portfolio rather than selling into the secondary market for marketing and competitive reasons and commercial loans secured by residential real estate.

The Company has no large loan concentrations to individual borrowers. Unsecured loans at March 31, 2012 totaled $15,578.

Interest reserves are established for certain ADC (acquisition development and construction) loans based on the feasibility of the project, the timeframe for completion, the creditworthiness of the borrower and guarantors, and collateral. An interest reserve allows the borrower’s interest cost to be capitalized and added to the loan balance. As a matter of practice GB&T does not generally establish loan funded interest reserves on ADC loans; however, the Company’s loan portfolio includes six loans with interest reserves at March 31, 2012, which are fully advanced.

Underwriting for ADC loans with interest reserves follows the same process as those loans without reserves. In order for GB&T to establish a loan-funded interest reserve, the borrower must have the ability to repay without the use of a reserve and a history of developing and stabilizing similar properties. All ADC loans, including those with interest reserves, are carefully monitored through periodic construction site inspections by bank employees or third party inspectors to ensure projects are moving along as planned. Management assesses the appropriateness of the use of interest reserves during the entire term of the loan as well as the adequacy of the reserve. Collateral inspections are completed before approval of advances. Two of these loans have been renewed; one due to delays and time needed to obtain current financial information on the guarantors and another to allow for completion of the final punch list and negotiation of the permanent loan. None of these loans have been restructured or are currently on nonaccrual.

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

Nonperforming Assets

Non-performing assets include nonaccrual loans, loans past due 90 days or more, restructured loans and other real estate owned. Table 8 shows the current and prior period amounts of non-performing assets. Non-performing assets were $48,081 at March 31, 2012, compared to $51,436 at December 31, 2011 and $35,884 at March 31, 2011. The most significant change from March 2011 to March 2012 was a $17,085 increase in nonaccrual commercial real estate loans which are described below.

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

There were no loans past due 90 days or more and still accruing at March 31, 2012, December 31, 2011 and March 31, 2011.

Troubled debt restructurings (TDRs) are troubled loans in which the original terms have been modified in favor of the borrower or either principal or interest has been forgiven due to deterioration in the borrower’s financial condition. There were $2,891 in TDRs at March 31, 2012, of which $1,250 were on nonaccrual status. TDRs totaled $4,151 at December 31, 2011, of which $1,821 were on nonaccrual status, and $3,884 at March 31, 2011, of which $1,273 were on nonaccrual status.

Table 8—Non-Performing Assets

	March 31, 2012	December 31, 2011	March 31, 2011
	(Dollars in thousands)
Nonaccrual loans:
Commercial financial and agricultural	$2,408	$2,325	$3,177
Real Estate:
Commercial	20,832	20,956	3,747
Residential	4,694	4,553	4,625
Acquisition, development and construction	13,365	14,732	13,875
Consumer	290	331	284

Total Nonaccrual loans	41,589	42,897	25,708

Restructured loans (1)	1,641	2,330	2,611
Other real estate owned	4,851	6,209	7,565

Total Non-performing assets	$48,081	$51,436	$35,884

Loans past due 90 days or more and still accruing interest	$—	$—	$—

Non-performing assets to total assets	2.92%	3.19%	2.20%

Non-performing assets to period end loans and OREO	5.64%	6.04%	4.08%

Allowance for loan loss to period end nonaccrual loans	71.25%	67.71%	104.33%

(1)	Restructured loans on nonaccrual status at period end are included under nonaccrual loans in the table.

The ratio of non-performing assets to total loans and other real estate was 5.64% at March 31, 2012 compared to 6.04% at December 31, 2011 and 4.08% at March 31, 2011. The ratio of allowance for loan losses to total nonaccrual loans was 71.25% at March 31, 2012 compared to 67.71% at December 31, 2011 and 104.33% at March 31, 2011. The resolution of non-performing assets continues to be a priority of management.

Nonaccrual loans have increased from March 31, 2011 despite a significant decline in ADC properties that the Company has been actively addressing over the past two years. Although the exposure has declined, a significant portion of nonaccrual loans continues to be collateral dependent ADC loans as well as commercial real estate loans. The following table provides further information regarding the Company’s nonaccrual loans.

	Balance	Originated	Nonaccrual Date	Trigger	Collateral	Allowance	Method	Appraisal Date	Appraised Value
	(Dollars in thousands)
ADC Loan /1-4 Family /Equity lines*	$1,938	03/07-09/08	11/09-09/10	delinquency	houses, lots & land	—	collateral value	03/12	$2,453
Farmland & Equity lines	814	09/18/08	11/10-12/10	financial condition	house & land	—	collateral value	12/11	1,307
Commercial Real Estate	9,301	08/08-01/11	11/18/11	bankruptcy	commercial bldg	—	collateral value	12/11	14,150
Commercial Real Estate	3,354	03/21/08	08/30/11	financial condition	commercial bldg	—	collateral value	09/11	4,955
ADC Loan—CSRA	6,758	03/29/11	03/11-11/11	financial condition	lots & land	—	collateral value	06/11	9,070
Commercial Real Estate	3,490	03/10/08	06/30/11	delinquency	commercial bldg	—	collateral value	08/11	5,205
ADC Loan—Other	1,233	09/30/08	05/06/10	delinquency	lots & land	193	collateral value	09/11	1,269
Commercial Real Estate	1,240	09/18/08	10/28/11	financial condition	commercial bldg	—	collateral value	12/11	1,531
ADC Loan—Other	1,538	08/06-01/07	01/28/09	delinquency	land & townhomes	—	collateral value	04/11 -11/11	1,926

	$29,666
Other, net	11,923

Nonaccrual loans at March 31, 2012	$41,589

*	Cross collateralized loans to one borrower

The following table presents a roll forward of other real estate owned for the three month periods ended March 31, 2012 and 2011, respectively.

Table 9—Other Real Estate Owned

	2012	2011
	(Dollars in thousands)
Beginning balance, January 1	$6,209	$7,751
Additions	602	139
Increase in valuation allowance	(447)	(113)
Sales	(1,299)	(230)
(Loss) gain on sale of OREO	(214)	18

Ending balance, March 31	$4,851	$7,565

The following table provides details of other real estate owned as of March 31, 2012 and 2011, respectively.

	2012	2011
	(Dollars in thousands)
Other Real Estate:
Commercial, financial and agricultural	$182	$—
Real Estate
Commercial	487	298
Residential	213	95
Acquisition, development and construction	6,904	9,256
Consumer	—	130

	7,786	9,779
Valuation allowance	(2,935)	(2,214)

	$4,851	$7,565

The decrease in other real estate owned is due to the continuing process of resolving problem loans. In the first three months of 2012, additions to other real estate owned totaled $602 and proceeds from sales of other real estate totaled $1,299. In addition, there was a $334 increase to the valuation allowance primarily as a result of updated valuations on two properties.

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

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management’s analysis of risk in the loan portfolio. Loans determined to be uncollectible are charged to the allowance for loan losses and subsequent recoveries are added to the allowance. A provision for losses in the amount of $2,216 was charged to expense for the three months ended March 31, 2012 compared to $3,240 for the three months ended March 31, 2011.

Significant portions of the overall level of losses in 2012 relate to the charge off of specific reserve allowances on impaired loans.

At March 31, 2012 the ratio of allowance for loan losses to period end loans was 3.50% compared to 3.43% at December 31, 2011 and 3.08% at March 31, 2011. Net charge-offs totaled $1,628 of which $586, or 36.00% were related to ADC loans, $405 or 24.88% were related to commercial real estate loans and $318 or 19.53% were related to residential mortgage real estate loans. Of the ADC charge-offs, $169 or 28.84% were related to ADC loans in the CSRA and $417 or 71.16% were related to ADC loans in other markets. The provisions for loan losses allocated to individual portfolio segments are affected by the calculation of average historical net loss rate factors and by the internal and external qualitative factors within each category. The loan loss provision allocated to ADC loans in other markets was $531 and was affected primarily by net charge-offs of $417 and qualitative factors related to collateral values and national and local economic trends and conditions. The loan loss provision allocated to the commercial real estate owner occupied portfolio was $534 and was affected in part by net charge-offs of $162 and growth in the portfolio. The loan loss provision allocated to the commercial, financial and agricultural portfolio was $180 and was affected primarily by net charge-offs of $197. The loan loss provision allocated to the 1-4 family portfolio was $370 and was affected primarily by net charge-offs of $318 and qualitative factors related to national and local economic trends and conditions. The loan loss provision allocated to the non-owner occupied commercial real estate portfolio was $279 and was affected primarily by net charge-offs of $243. The loan loss provision allocated to the consumer portfolio was $298 and was affected by net charge-offs of $122, growth in the portfolio and qualitative factors related to other external factors – competition, legal and regulatory requirements.

Management considers the current allowance for loan losses appropriate based upon its analysis of risk in the portfolio using the methods previously discussed. Management’s judgment is based upon a number of assumptions about events which are believed to be reasonable, but which may or may not prove correct. While it is the Company’s policy to charge off in the current period the loans in which a loss is considered probable, there are additional risks of losses which cannot be quantified precisely or attributed to a particular loan or class of loans. Because management evaluates such factors as changes in the nature and volume of the loan portfolio, historical loss rates, overall portfolio quality, review of specific problem loans, and current economic conditions and trends that may affect a borrower’s ability to repay, management’s judgment as to the adequacy of the allowance is necessarily approximate and imprecise. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance will not be required.

Liquidity and Capital Resources

The Company has maintained adequate liquidity to meet operating and loan funding requirements despite the lack of such demand due to current market conditions. The loan to deposit ratio at March 31, 2012 was 59.14% compared to 59.61% at December 31, 2011 and 60.56% at March 31, 2011. The decrease in the loan to deposit ratio from March 31, 2011 to March 31, 2012 reflects the decreased demand for loans resulting from the slowing economy. Deposits at March 31, 2012 and December 31, 2011 include $148,725 and $153,560 of brokered certificates of deposit, respectively. GB&T has also utilized borrowings from the Federal Home Loan Bank. GB&T maintains a line of credit with the Federal Home Loan Bank approximating 10% of its total assets. Federal Home Loan Bank advances are collateralized by eligible first mortgage loans, commercial real estate loans and investment securities. Federal Home Loan Bank advances totaled $54,000 at March 31, 2012. GB&T maintains repurchase lines of credit with SunTrust Robinson Humphrey, Atlanta, Georgia, for advances up to $20,000, of which no amounts were outstanding at March 31, 2012. GB&T has a federal funds purchased accommodation with SunTrust Bank, Atlanta, Georgia for advances up to $10,000, of which no amounts were outstanding at March 31, 2012. GB&T also has a $10,000 repurchase line of credit with Center State Bank, Orlando, Florida, of which no amounts were outstanding at March 31, 2012. GB&T also has a federal funds purchased accommodation with Center State Bank for advances up to $10,000, of which no amounts were outstanding at March 31, 2012. Additionally, liquidity needs can be supplemented by the structuring of the maturities of investment securities and the pricing and maturities on loans and deposits offered to customers. The Company also uses retail securities sold under repurchase agreements to fund operations. Retail securities sold under repurchase agreements were $730 at March 31, 2012.

Stockholders’ equity to total assets was 7.30% at March 31, 2012 compared to 7.25% at December 31, 2011 and 6.20% at March 31, 2011. The capital of the Company exceeded all required regulatory guidelines at March 31, 2012. The Company’s Tier 1 risk-based, total risk-based and leverage capital ratios were 13.12%, 14.50%, and 8.40%, respectively, at March 31, 2012.

The following table reflects the current regulatory capital levels in more detail, including comparisons to the regulatory minimums.

Table 11—Regulatory Capital Requirements

March 31, 2012

			Required for capital
	Actual		adequacy purposes		Excess
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Southeastern Bank Financial Corporation

Risk-based capital:
Tier 1 capital	$136,575	13.12%	41,650	4.00%	94,925	9.12%
Total capital	150,975	14.50%	83,300	8.00%	67,675	6.50%
Tier 1 leverage ratio	136,575	8.40%	65,060	4.00%	71,515	4.40%

Georgia Bank & Trust Company

Risk-based capital:
Tier 1 capital	$135,090	13.01%	41,537	4.00%	93,553	9.01%
Total capital	148,276	14.28%	83,073	8.00%	65,203	6.28%
Tier 1 leverage ratio	135,090	8.33%	73,014	4.50%	62,076	3.83%

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

Commitments and Contractual Obligations

The Company is a party to lines of credit with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. Lines of credit are unfunded commitments to extend credit. These instruments involve, in varying degrees, exposure to credit and interest rate risk in excess of the amounts recognized in the financial statements. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for unfunded commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Company evaluates acquisition, development and construction loans for the percentage completed before extending additional credit. The Company follows the same credit policies in making commitments and contractual obligations as it does for on-balance sheet instruments.

Unfunded commitments to extend credit where contract amounts represent potential credit risk totaled $148,647 at March 31, 2012. These commitments are primarily at variable interest rates.

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

Table 12—Commitments and Contractual Obligations

	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(Dollars in thousands)

Lines of credit	$148,647	—	—	—
Lease agreements	275	400	309	17
Deposits	1,274,502	129,936	28,387	592
Securities sold under repurchase agreements	730	—	—	—
FHLB advances	—	—	15,000	39,000
Subordinated debentures	—	2,947	—	20,000

Total commitments and contractual obligations	$1,424,154	$133,283	$43,696	$59,609

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

As of March 31, 2012, there were no substantial changes in the interest rate sensitivity analysis or the sensitivity of market value of portfolio equity for various changes in interest rates calculated as of December 31, 2011. A detailed discussion of market risk is provided in the Company’s 2011 Annual Report on Form 10-K.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect its business, financial condition or future results. The risks described in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to management or that management currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On April 15, 2004, the Company announced the commencement of a stock repurchase program, pursuant to which it will, from time to time, repurchase up to 100,000 shares of its outstanding stock. The program does not have a stated expiration date. No stock repurchase programs were terminated during the first quarter of 2012 and there were no shares repurchased under the existing stock repurchase plan or otherwise during the first quarter.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 in XBRL (eXtensible Business Reporting Language). Pursuant to Regulation 406T of Regulation S-T, these Interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Form 10-Q Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Date: April 30, 2012	By:	/s/ Darrell R. Rains
Darrell R. Rains
Group Vice President, Chief Financial Officer (Duly Authorized Officer of Registrant and Principal Financial Officer)