Form 10-Q
period 2012-06-30
Southeastern Bank Financial CORP
filed 2012-07-27
CIK 880116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2012.

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

Large accelerated filer ☐	Non-accelerated filer ☐
(do not check if a smaller reporting company)

Accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

6,680,225 shares of common stock, $3.00 par value per share, outstanding as of July 25, 2012.

SOUTHEASTERN BANK FINANCIAL CORPORATION
FORM 10-Q
INDEX

PART I
FINANCIAL INFORMATION

SOUTHEASTERN BANK FINANCIAL CORPORATION
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	June 30,
	2012	December 31,
	(Unaudited)	2011
Assets
Cash and due from banks	$53,500	$51,080
Interest-bearing deposits in other banks	5,820	18,761
Cash and cash equivalents	59,320	69,841

Available-for-sale securities	665,369	603,759
Loans held for sale	27,197	29,615
Loans	847,759	846,010
Less allowance for loan losses	29,552	29,046
Loans, net	818,207	816,964

Premises and equipment, net	26,787	27,608
Accrued interest receivable	6,508	6,247
Bank-owned life insurance	31,239	30,713
Restricted equity securities	5,399	5,086
Other real estate owned	7,773	6,209
Prepaid FDIC assessment	2,733	3,420
Deferred tax asset	11,523	12,723
Other assets	4,072	2,588
	$1,666,127	$1,614,773
Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$154,047	$147,196
Interest-bearing:
NOW accounts	348,628	346,236
Savings	483,101	471,728
Money management accounts	38,980	42,977
Time deposits over $100	284,014	286,319
Other time deposits	126,245	124,766
	1,435,015	1,419,222

Securities sold under repurchase agreements	664	701
Advances from Federal Home Loan Bank	66,000	39,000
Accrued interest payable and other liabilities	16,784	15,874
Subordinated debentures	21,547	22,947
Total liabilities	1,540,010	1,497,744

Stockholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; 0 shares outstanding in 2012 and 2011, respectively	-	-
Common stock, $3.00 par value; 10,000,000 shares authorized; 6,679,381 and 6,677,667 shares issued and outstanding in 2012 and 2011, respectively	20,038	20,033
Additional paid-in capital	62,804	62,767
Retained earnings	37,256	30,593
Accumulated other comprehensive income, net	6,019	3,636
Total stockholders’ equity	126,117	117,029
	$1,666,127	$1,614,773

See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION
Consolidated Statements of Income and Comprehensive Income
(Dollars in thousands, except share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Interest income:
Loans, including fees	$11,558	$12,827	$23,218	$25,455
Investment securities	4,422	4,510	8,667	8,830
Interest-bearing deposits in other banks	22	35	47	70
Total interest income	16,002	17,372	31,932	34,355
Interest expense:
Deposits	2,377	3,839	5,091	7,907
Securities sold under repurchase agreements	8	1	9	3
Other borrowings	631	663	1,227	1,377
Total interest expense	3,016	4,503	6,327	9,287

Net interest income	12,986	12,869	25,605	25,068
Provision for loan losses	1,950	3,424	4,166	6,664
Net interest income after provision for loan losses	11,036	9,445	21,439	18,404

Noninterest income:
Service charges and fees on deposits	1,685	1,750	3,296	3,328
Gain on sales of loans	2,003	1,720	4,022	2,927
Gain on sale of fixed assets, net	8	-	6	17
Investment securities gains (losses), net	101	(30)	478	118
Other-than-temporary loss
Total impairment loss	(13)	-	(13)	(127)
Less loss recognized in other comprehensive income	(4)	-	(4)	(65)
Net impairment loss recognized in earnings	(9)	-	(9)	(62)
Retail investment income	505	507	1,027	964
Trust service fees	288	292	577	565
Earnings from cash surrender value of bank-owned life insurance	265	248	526	466
Miscellaneous income	176	191	366	404
Total noninterest income	5,022	4,678	10,289	8,727
Noninterest expense:
Salaries and other personnel expense	6,543	5,654	12,740	11,218
Occupancy expenses	1,043	1,112	2,097	2,227
Other real estate losses, net	688	366	1,349	461
Other operating expenses	2,971	2,931	5,982	5,932
Total noninterest expense	11,245	10,063	22,168	19,838

Income before income taxes	4,813	4,060	9,560	7,293
Income tax expense	1,452	1,255	2,897	2,186
Net income	$3,361	$2,805	$6,663	$5,107

Other comprehensive income:
Unrealized loss on derivatives	(839)	(106)	(358)	(106)
Unrealized gain on securities available-for-sale	4,879	9,128	4,727	7,656
Reclassification adjustment for realized (gain) loss on securities, net of OTTI	(92)	30	(469)	(56)
Tax effect	(1,535)	(3,521)	(1,517)	(2,915)
Total other comprehensive income	2,413	5,531	2,383	4,579
Comprehensive income	$5,774	$8,336	$9,046	$9,686

SOUTHEASTERN BANK FINANCIAL CORPORATION
Consolidated Statements of Income and Comprehensive Income
(Dollars in thousands, except share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Basic net income per share	$0.50	$0.42	$1.00	$0.76

Diluted net income per share	0.50	0.42	1.00	0.76

Weighted average common shares outstanding	6,679,371	6,676,467	6,678,927	6,676,161

Weighted average number of common and common equivalent shares outstanding	6,679,371	6,676,467	6,678,927	6,676,161

See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION
Consolidated Statements of Cash Flows
(Dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net income	$6,663	$5,107
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,104	1,254
Deferred income tax benefit	(317)	(1,238)
Provision for loan losses	4,166	6,664
Net investment securities gains	(478)	(118)
Other-than-temporary impairment losses	9	62
Net amortization of premiums on investment securities	2,300	1,609
Earnings from CSV of bank-owned life insurance	(526)	(466)
Stock options compensation cost	22	63
Gain on disposal of premises and equipment	(6)	(17)
Loss on the sale of other real estate	852	213
Provision for other real estate valuation allowance	497	248
Gain on sales of loans	(4,022)	(2,927)
Real estate loans originated for sale	(139,226)	(102,402)
Proceeds from sales of real estate loans	145,666	102,191
(Increase) decrease in accrued interest receivable	(261)	92
Increase in other assets	(797)	(387)
Increase (decrease) in accrued interest payable and other liabilities	552	(110)
Net cash provided by operating activities	16,198	9,838

Cash flows from investing activities:
Proceeds from sales of securities	62,320	59,984
Proceeds from maturities and calls of available-for-sale securities	118,661	77,875
Purchase of available-for-sale securities	(240,164)	(114,700)
Purchase of restricted equity securities	(500)	(38)
Proceeds from redemption of FHLB stock	187	291
Net increase in loans	(12,031)	(7,970)
Purchase of bank-owned life insurance	-	(5,500)
Additions to premises and equipment	(285)	(403)
Proceeds from sale of other real estate	3,710	2,085
Proceeds from sale of premises and equipment	8	36
Net cash (used in) provided by investing activities	(68,094)	11,660

SOUTHEASTERN BANK FINANCIAL CORPORATION
Consolidated Statements of Cash Flows
(Dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2012	2011

Cash flows from financing activities:
Net increase (decrease) in deposits	15,793	(8,737)
Net decrease in securities sold under repurchase agreements	(37)	(207)
Payments of Federal Home Loan Bank advances	-	(8,000)
Advances from Federal Home Loan Bank	27,000	-
Payments on subordinated debentures	(1,400)	-
Proceeds from Directors’ stock purchase plan	19	15
Net cash provided by (used in) financing activities	41,375	(16,929)

Net (decrease) increase in cash and cash equivalents	(10,521)	4,569
Cash and cash equivalents at beginning of period	69,841	65,115
Cash and cash equivalents at end of period	$59,320	$69,684

Supplemental disclosures of cash paid during the period for:
Interest	$6,273	$9,918
Income taxes	3,683	3,054

Supplemental information on noncash investing activities:
Loans transferred to other real estate	$6,623	$3,353

See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

(Dollar amounts are expressed in thousands unless otherwise noted)

June 30, 2012

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

The financial statements for the three and six months ended June 30, 2012 and 2011 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations and cash flows for the interim periods have been made.  All such adjustments are of a normal recurring nature.  The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results of operations which the Company may achieve for the entire year.

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

The following portfolio segments have been identified:

●	Acquisition Development and Construction (“ADC”) – CSRA
●	ADC – Other
●	Commercial Real Estate – Non owner occupied
●	Commercial Real Estate – Owner occupied
●	1-4 Family
●	Consumer

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

●	Loans are grouped according in categories of similar risk characteristics (Portfolio segments)
●
For each loan category, a four year average rolling historical net loss rate is calculated, with the loss rate more heavily weighted to the most recent two years loss history.  The historical loss ratios are adjusted for internal and external qualitative factors within each loan category.  The qualitative factor adjustment may be further increased for loan classifications of watch rated and substandard within each category.  Factors include:

o	levels and trends in delinquencies and impaired/classified/graded loans;
o	changes in the quality of the loan review system;
o	trends in volume and terms of loans;
o	effects of changes in risk selection and underwriting standards, and other changes in lending policies, procedures and practices;
o	experience, ability, and depth of lending management and other relevant staff;
o	national and local economic trends and conditions;
o	changes in the value of underlying collateral;
o	other external factors-competition, legal and regulatory requirements;
o	effects of changes in credit concentrations

●	The resultant loss factor is applied to each respective loan pool to calculate the ALLL for each loan pool.
●	The total of each loan pool is then added to the ALLL determined for individual loans evaluated for impairment in accordance with ASC 310.

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

Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives.  Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest on the loan is locked.  The Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into, in order to hedge the change in interest rates resulting from its commitments to fund the loans.  Changes in the fair values of these derivatives are included in net gains on sales of loans.  Fair values of these derivatives were $22 and $24 as of June 30, 2012 and December 31, 2011, respectively.

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

Note 2 – Investment Securities

The following tables summarize the amortized cost and fair value of the available-for-sale investment securities portfolio at June 30, 2012 and December 31, 2011 and the corresponding amounts of unrealized gains and losses therein.

	June 30, 2012
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
		(Dollars in thousands)
Available-for-sale
Obligations of U.S. Government agencies	$169,995	990	(105)	170,880
Obligations of states and political subdivisions	112,420	6,828	(138)	119,110
Mortgage backed securities
U.S. GSE’s* MBS - residential	145,407	4,189	(19)	149,577
U.S. GSE’s CMO	143,906	1,938	(538)	145,306
Other CMO	2,172	26	(220)	1,978
Corporate bonds	78,999	690	(1,171)	78,518
	$652,899	14,661	(2,191)	665,369

* Government sponsored entities

	December 31, 2011
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
		(Dollars in thousands)
Available-for-sale
Obligations of U.S. Government agencies	$169,137	758	(143)	169,752
Obligations of states and political subdivisions	98,305	4,641	(86)	102,860
Mortgage backed securities
U.S. GSE’s MBS - residential	154,130	3,363	(27)	157,466
U.S. GSE’s CMO	118,173	2,040	(211)	120,002
Other CMO	2,462	9	(248)	2,223
Corporate bonds	53,340	131	(2,015)	51,456
	$595,547	10,942	(2,730)	603,759

At June 30, 2012, in addition to the U.S. Government agencies and government sponsored entities, there was one issuer who represented 10% or more of stockholders’ equity within the investment portfolio.  The Company’s holdings of investment securities issued by SunTrust Banks totaled $14,585, or 11.56% of stockholders’ equity at June 30, 2012.  At December 31, 2011, except for the U.S. Government agencies and government sponsored entities, there was no issuer who represented 10% or more of stockholders’ equity within the investment portfolio.

Proceeds from sales of securities available-for-sale and the associated gains (losses), excluding gains (losses) on called securities, for the three and six months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Dollars in thousands)		(Dollars in thousands)

Proceeds	$29,669	$25,508	$62,320	$59,984
Gross Gains	144	132	588	439
Gross Losses	(56)	(187)	(123)	(358)

The amortized cost and fair value of the investment securities portfolio excluding equity securities are shown by expected maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2012
	Amortized	Estimated
	cost	fair value
	(Dollars in thousands)
Available-for-sale:
One year or less	$1,001	987
After one year through five years	46,315	46,579
After five years through ten years	83,789	85,908
After ten years	521,794	531,895
	$652,899	665,369

The following tables summarize the investment securities with unrealized losses at June 30, 2012 and December 31, 2011, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position.

	June 30, 2012
	Less than 12 months		12 months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
Temporarily impaired	(Dollars in thousands)
Obligations of U.S. Government agencies	$18,616	89	3,995	16	22,611	105
Obligations of states and political subdivisions	7,137	138	—	—	7,137	138
Mortgage backed securities
U.S. GSE’s MBS - residential	10,176	19	—	—	10,176	19
U.S. GSE’s CMO	43,382	538	295	—	43,677	538
Other CMO	222	6	1,206	210	1,428	216
Corporate bonds	29,890	381	12,572	790	42,462	1,171
	$109,423	1,171	18,068	1,016	127,491	2,187

Other-than-temporarily impaired
Mortgage backed securities
Other CMO	$—	—	446	4	446	4
	$109,423	1,171	18,514	1,020	127,937	2,191

	December 31, 2011
	Less than 12 months		12 months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
	(Dollars in thousands)
Temporarily impaired
Obligations of U.S. Government agencies	$41,841	123	4,549	20	46,390	143
Obligations of states and political subdivisions	4,977	83	449	3	5,426	86
Mortgage backed securities
U.S. GSE’s MBS - residential	12,055	23	2,348	4	14,403	27
U.S. GSE’s CMO	27,998	176	5,005	35	33,003	211
Other CMO	250	10	1,305	221	1,555	231
Corporate bonds	25,814	833	17,817	1,182	43,631	2,015
	$112,935	1,248	31,473	1,465	144,408	2,713

Other-than-temporarily impaired
Mortgage backed securities
Other CMO	$—	—	478	17	478	17
	$112,935	1,248	31,951	1,482	144,886	2,730

Other-Than-Temporary Impairment – June 30, 2012

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

As of June 30, 2012, the Company’s security portfolio consisted of 378 securities, 62 of which were in an unrealized loss position.  Of these securities with unrealized losses, 88.91% were related to the Company’s mortgage-backed and corporate securities as discussed below.

Mortgage-backed Securities

At June 30, 2012, $294,883 or approximately 99.33% of the Company’s mortgage-backed securities were issued by U.S. government-sponsored entities and agencies, primarily the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Government National Mortgage Association (“Ginnie Mae”), institutions which the government has affirmed its commitment to support.  Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2012.

The Company’s mortgage-backed securities portfolio also includes five non-agency collateralized mortgage obligations with a market value of $1,978, of which four had unrealized losses of approximately $220 at June 30, 2012.  These non-agency securities were rated AAA at purchase.

At June 30, 2012, four of these non-agency securities were rated below investment grade and a cash flow analysis was performed to evaluate OTTI.  The assumptions used in the model include expected future default rates, loss severity and prepayments.  The model also takes into account the structure of the security including credit support.  Based on these assumptions, the model calculates and projects the timing and amount of interest and principal payments expected for the security.  In addition, the model was used to “stress” each security, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the security could no longer fully support repayment.  Upon completion of the June 30, 2012 analysis, our model indicated that one of these securities was other-than-temporarily impaired.  This security had OTTI losses of $9 and remained classified as available-for-sale at June 30, 2012.

At June 30, 2012, the fair values of these four collateralized mortgage obligations totaling $1,673 were measured using Level 3 inputs because the market for them has become illiquid, as indicated by few, if any, trades during the period.  The discount rates used in the valuation model were based on a yield of 10% that the market would require for collateralized mortgage obligations with maturities and risk characteristics similar to the securities being measured.

Corporate Securities

The Company holds thirty-three corporate securities totaling $78,518, of which nineteen had an unrealized loss of $1,171 at June 30, 2012. The Company’s unrealized losses on corporate securities relate primarily to its investment in single issuer corporate and corporate trust preferred securities.  At June 30, 2012, five securities to two issuers were not rated.  None of the issuers were in default, but in January of 2011 the Company was notified that two trust preferred securities totaling $1,250 to two issuers not rated had elected to defer interest payments.  The issuers are both bank holding companies with operations in the Southeast.  One of the issuers of $1,000 of such securities announced a successful capital raise which was completed in the first quarter of 2011 and during the third quarter of 2011 this issuer brought current all interest previously deferred.  The Company considered several factors including the financial condition and near term prospects of the issuers and concluded that the decline in fair value was primarily attributable to temporary illiquidity and the financial crisis affecting these markets and not necessarily the expected cash flows of the individual securities.  Although one issuer continues to indicate they will defer payments going forward, the Company has considered the capital position of the subsidiary banks, the liquidity of the holding company, the existence and severity of publicly available regulatory agreements, and the fact that these deferrals are coming after the most severe impact of the national and regional recession.  The prospect of capital formation in the current market, improving operating results of the industry overall have caused the Company to conclude that a return to normal subsidiary dividends and thus interest payments on the debt for this issuer is reasonably assured at this time.  Because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2012.

At June 30, 2012, the fair value of one corporate security totaling $107 was measured using Level 3 inputs because the market for it has become illiquid, as indicated by few, if any, trades during the period.  The discount rate used in the valuation model was based on a yield of 10% that the market would require for corporate debt obligations with maturities and risk characteristics similar to the subordinated debenture being measured.

The table below presents a rollforward of the credit losses recognized in earnings for the six month period ended June 30, 2012.

Beginning balance, January 1, 2012	$673
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	-
Additions/Subtractions
Amounts realized for securities sold during the period	-
Amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	-
Reductions for increase in cash flows expected to be collected that are recognized over the remaining life of the security	-
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	9

Ending balance, June 30, 2012	$682

Total other-than-temporary impairment recognized in accumulated other comprehensive income was $4 for the sixth month period ended June 30, 2012.

Other-Than-Temporary Impairment – June 30, 2011

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

The table below presents a roll forward of the credit losses recognized in earnings for the six month period ended June 30, 2011.

Beginning balance, January 1, 2011	$571
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	-
Additions/Subtractions
Amounts realized for securities sold during the period	-
Amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	-
Reductions for increase in cash flows expected to be collected that are recognized over the remaining life of the security	-
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	62

Ending balance, June 30, 2011	$633

Total other-than-temporary impairment recognized in accumulated other comprehensive loss was $65 for the sixth month period ended June 30, 2011.

Note 3 – Loans

The following table summarizes loans at June 30, 2012 and December 31, 2011.

	June 30, 2012	December 31, 2011
	(Dollars in thousands)

Commercial, financial, and agricultural	$179,794	171,750
Real estate:
Commercial	326,363	332,666
Residential	163,408	159,022
Acquisition, development and construction	163,334	168,050
Consumer installment	14,612	14,412
	$847,511	845,900
Less allowance for loan losses	29,552	29,046
Less deferred loan origination fees (costs)	(248)	(110)
	$818,207	816,964

The following tables present the activity in the allowance for loan losses by portfolio segment as of June 30, 2012 and June 30, 2011.

	June 30, 2012
	Commercial,
	Financial, and	CRE - Owner	CRE - Non Owner	Residential	ADC	ADC
	Agricultural	Occupied	Occupied	Real Estate	CSRA	Other	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$4,183	6,285	4,476	5,607	4,236	3,819	440	29,046
Charge-offs	658	1,049	368	610	258	710	473	4,126
Recoveries	179	2	7	67	22	1	188	466
Provision	1,081	1,464	(248)	757	118	526	468	4,166
Ending balance	$4,785	6,702	3,867	5,821	4,118	3,636	623	29,552

	June 30, 2011
	Commercial,
	Financial, and	CRE - Owner	CRE - Non Owner	Residential	ADC	ADC
	Agricultural	Occupied	Occupied	Real Estate	CSRA	Other	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$3,463	3,921	4,777	5,372	5,097	3,396	631	26,657
Charge-offs	1,304	115	512	764	760	1,784	73	5,312
Recoveries	304	—	—	8	—	6	83	401
Provision	1,581	2,026	235	683	1,290	893	(44)	6,664
Ending balance	$4,044	5,832	4,500	5,299	5,627	2,511	597	28,410

The following tables present the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2012 and December 31, 2011.

	June 30, 2012
	Commercial,
	Financial, and	CRE - Owner	CRE - Non Owner	Residential	ADC	ADC
	Agricultural	Occupied	Occupied	Real Estate	CSRA	Other	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$42	—	61	293	17	—	25	438
Collectively evaluated for impairment	4,743	6,702	3,806	5,528	4,101	3,636	598	29,114
	$4,785	6,702	3,867	5,821	4,118	3,636	623	29,552

Loans:
Individually evaluated for impairment	1,077	2,461	12,828	5,991	8,424	2,745	145	33,671
Collectively evaluated for impairment	178,717	193,352	117,722	157,417	126,393	25,772	14,467	813,840
	$179,794	195,813	130,550	163,408	134,817	28,517	14,612	847,511

	December 31, 2011
	Commercial,
	Financial, and	CRE - Owner	CRE - Non Owner	Residential	ADC	ADC
	Agricultural	Occupied	Occupied	Real Estate	CSRA	Other	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$—	—	—	96	—	171	—	267
Collectively evaluated for impairment	4,183	6,285	4,476	5,511	4,236	3,648	440	28,779
	$4,183	6,285	4,476	5,607	4,236	3,819	440	29,046

Loans:
Individually evaluated for impairment	1,920	5,472	15,988	4,191	9,645	4,697	141	42,054
Collectively evaluated for impairment	169,830	188,548	122,658	154,831	130,233	23,475	14,271	803,846
	$171,750	194,020	138,646	159,022	139,878	28,172	14,412	845,900

The following tables present loans individually evaluated for impairment by class of loans as of June 30, 2012 and December 31, 2011.

	June 30, 2012
	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest Income
	Balance	Investment (2)	Allocated	Investment	Recognized	Recognized
	(Dollars in thousands)
With no related allowance recorded: (1)
Commercial, financial, and agricultural:
Commerical	$—	—	—	—	—	—
Financial	—	—	—	—	—	—
Agricultural	346	327	—	346	—	—
Equity lines	578	578	—	578	—	—
Other	—	—	—	—	—	—
Commercial real estate:
Owner occupied	3,206	2,461	—	2,727	5	5
Non Owner occupied	13,022	11,759	—	15,136	43	43
Residential real estate:
Secured by first liens	4,480	3,604	—	3,990	—	—
Secured by junior liens	296	233	—	256	2	2
Acquisition, development and construction:
Residential	208	208	—	201	—	—
Other	12,919	10,762	—	11,156	—	—
Consumer	78	36	—	75	—	—
	35,133	29,968	—	34,465	50	50

With an allowance recorded:
Commercial, financial, and agricultural:
Commerical	172	172	42	172	—	—
Financial	—	—	—	—	—	—
Agricultural	—	—	—	—	—	—
Equity lines	—	—	—	—	—	—
Other	—	—	—	—	—	—
Commercial real estate:
Owner occupied	—	—	—	—	—	—
Non Owner occupied	1,071	1,069	61	1,072	—	—
Residential real estate:
Secured by first liens	2,159	2,154	293	2,158	—	—
Secured by junior liens	—	—	—	—	—	—
Acquisition, development and construction:
Residential	—	—	—	—	—	—
Other	200	199	17	200	—	—
Consumer	109	109	25	109	—	—
	3,711	3,703	438	3,711	—	—

	$38,844	33,671	438	38,176	50	50

(1) No specific allowance for credit losses is allocated to these loans since they are sufficiently collateralized or had charge-offs

(2) Excludes accrued interest receivable and loan origination fees, net due to immateriality

	December 31, 2011
	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest Income
	Balance	Investment (2)	Allocated	Investment	Recognized	Recognized
	(Dollars in thousands)

With no related allowance recorded: (1)
Commercial, financial, and agricultural:
Commerical	$66	66	—	88	—	—
Financial	—	—	—	—	—	—
Agricultural	1,267	1,123	—	1,165	31	31
Equity lines	736	731	—	732	—	—
Other	—	—	—	—	—	—
Commercial real estate:
Owner occupied	5,965	5,472	—	6,902	16	16
Non Owner occupied	17,339	15,988	—	16,261	—	—
Residential real estate:
Secured by first liens	3,872	3,258	—	3,977	15	15
Secured by junior liens	103	103	—	103	7	7
Acquisition, development and construction:
Residential	—	—	—	—	—	—
Other	15,182	13,700	—	10,314	—	—
Consumer	141	141	—	221	—	—
	44,671	40,582	—	39,763	69	69

With an allowance recorded:
Commercial, financial, and agricultural:
Commerical	—	—	—	—	—	—
Financial	—	—	—	—	—	—
Agricultural	—	—	—	—	—	—
Equity lines	—	—	—	—	—	—
Other	—	—	—	—	—	—
Commercial real estate:
Owner occupied	—	—	—	—	—	—
Non Owner occupied	—	—	—	—	—	—
Residential real estate:
Secured by first liens	830	830	96	829	—	—
Secured by junior liens	—	—	—	—	—	—
Acquisition, development and construction:
Residential	201	201	7	200	—	—
Other	441	441	164	441	—	—
Consumer	—	—	—	—	—	—
	1,472	1,472	267	1,470	—	—

	$46,143	42,054	267	41,233	69	69

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

The following tables present the aging of the recorded investment in past due loans as of June 30, 2012 and December 31, 2011 by class of loans.

	June 30, 2012
	30 - 89 Days	90 Days or	Nonaccrual	Total	Loans Not
	Past Due	More Past Due	Loans	Past Due	Past Due	Total
	(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$318	8	202	528	99,319	99,847
Financial	—	—	—	—	15,030	15,030
Agricultural	597	—	889	1,486	8,616	10,102
Equity lines	201	—	1,141	1,342	35,738	37,080
Other	—	—	87	87	17,648	17,735
Commercial real estate:
Owner occupied	786	—	2,865	3,651	192,162	195,813
Non Owner occupied	1,570	—	12,317	13,887	116,663	130,550
Residential real estate:
Secured by first liens	1,851	—	5,366	7,217	148,023	155,240
Secured by junior liens	93	—	313	406	7,762	8,168
Acquisition, development and construction:
Residential	—	—	208	208	43,136	43,344
Other	1,319	—	11,234	12,553	107,437	119,990
Consumer	35	2	292	329	14,283	14,612
	$6,770	10	34,914	41,694	805,817	847,511

	December 31, 2011
	30 - 89 Days	90 Days or	Nonaccrual	Total	Loans Not
	Past Due	More Past Due	Loans	Past Due	Past Due	Total
	(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$120	—	78	198	98,295	98,493
Financial	—	—	—	—	15,231	15,231
Agricultural	287	—	840	1,127	13,633	14,760
Equity lines	72	—	1,407	1,479	37,148	38,627
Other	—	—	—	—	4,639	4,639
Commercial real estate:
Owner occupied	1,346	—	6,216	7,562	186,458	194,020
Non Owner occupied	1,373	—	14,740	16,113	122,533	138,646
Residential real estate:
Secured by first liens	1,870	—	4,386	6,256	143,981	150,237
Secured by junior liens	251	—	167	418	8,367	8,785
Acquisition, development and construction:
Residential	—	—	201	201	39,707	39,908
Other	992	—	14,531	15,523	112,619	128,142
Consumer	73	—	331	404	14,008	14,412
	$6,384	—	42,897	49,281	796,619	845,900

Troubled Debt Restructurings:

The Company has troubled debt restructurings (TDRs) with a balance of $2,169 and $4,151 included in impaired loans at June 30, 2012 and December 31, 2011, respectively.  No specific reserves were allocated to customers whose loan terms had been modified in TDRs as of June 30, 2012 and December 31, 2011.  The Company is not committed to lend additional amounts as of June 30, 2012 and December 31, 2011 to customers with outstanding loans that are classified as TDRs.  The following tables present TDRs as of June 30, 2012 and December 31, 2011.

	June 30, 2012
		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding
	Loans	Recorded Investment	Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings:
Commercial, financial, and agricultural:
Commerical	-	$-	$-
Financial	-	-	-
Agricultural	-	-	-
Equity lines	-	-	-
Other	-	-	-
Commercial real estate:
Owner occupied	3	711	358
Non Owner occupied	3	1,023	925
Residential real estate:
Secured by first liens	4	746	645
Secured by junior liens	2	281	205
Acquisition, development and construction:
Residential	-	-	-
Other	-	-	-
Consumer	1	80	36
	13	$2,841	$2,169

	December 31, 2011
		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding
	Loans	Recorded Investment	Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings:
Commercial, financial, and agricultural:
Commerical	1	$72	$62
Financial	-	-	-
Agricultural	-	-	-
Equity lines	-	-	-
Other	-	-	-
Commercial real estate:
Owner occupied	3	711	579
Non Owner occupied	4	2,451	1,954
Residential real estate:
Secured by first liens	6	1,712	1,465
Secured by junior liens	1	95	73
Acquisition, development and construction:
Residential	-	-	-
Other	-	-	-
Consumer	1	20	18
	16	$5,061	$4,151

During the periods ended June 30, 2012 and 2011, the terms of certain loans were modified as TDRs.  The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

Modifications involving a reduction of the stated interest rate of the loan were for rate reductions ranging from 2.00% to 5.00%.  Modifications involving an extension of the maturity date were for periods ranging from 2 months to 84 months.

The following table presents loans by class modified as TDRs that occurred during the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding	Number of	Outstanding	Outstanding
	Loans	Recorded Investment	Recorded Investment	Loans	Recorded Investment	Recorded Investment
	(Dollars in thousands)			(Dollars in thousands)
Troubled Debt Restructurings:
Commercial, financial, and agricultural:
Commerical	-	$-	$-	-	$-	$-
Financial	-	-	-	-	-	-
Agricultural	-	-	-	-	-	-
Equity lines	-	-	-	-	-	-
Other	-	-	-	-	-	-
Commercial real estate:
Owner occupied	-	-	-	2	519	398
Non Owner occupied	-	-	-	-	-	-
Residential real estate:
Secured by first liens	-	-	-	3	688	584
Secured by junior liens	-	-	-	-	-	-
Acquisition, development and construction:
Residential	-	-	-	-	-	-
Other	-	-	-	-	-	-
Consumer	1	80	36	1	20	19
	1	$80	$36	6	$1,227	$1,001

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding	Number of	Outstanding	Outstanding
	Loans	Recorded Investment	Recorded Investment	Loans	Recorded Investment	Recorded Investment
	(Dollars in thousands)			(Dollars in thousands)
Troubled Debt Restructurings:
Commercial, financial, and agricultural:
Commerical	-	$-	$-	-	$-	$-
Financial	-	-	-	-	-	-
Agricultural	-	-	-	-	-	-
Equity lines	-	-	-	-	-	-
Other	-	-	-	-	-	-
Commercial real estate:
Owner occupied	-	-	-	2	519	398
Non Owner occupied	1	208	198	1	76	75
Residential real estate:
Secured by first liens	-	-	-	4	883	753
Secured by junior liens	1	185	133	2	143	120
Acquisition, development and construction:
Residential	-	-	-	-	-	-
Other	-	-	-	-	-	-
Consumer	1	80	36	1	20	19
	3	$473	$367	10	$1,641	$1,365

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.  During the six months ended June 30, 2012, one consumer loan with a recorded investment of $18 prior to default resulted in an $18 charge-off during the first quarter of 2012 and the default occurred within the twelve month period following the loan modification. During the six months ended June 30, 2011, there were no payment defaults on TDRs that were modified within the previous twelve months. As of June 30, 2012, all other TDRs are performing according to their modified terms.

The TDRs described above increased the allowance for loan losses by $34 for the six months ended June 30, 2012 and resulted in charge-offs of $34 for the six months ended June 30, 2012, respectively.

For the three and six months ended June 30, 2011, the TDRs described above increased the allowance for loan losses by $167 and $202 and resulted in charge-offs of $240 for the three and six months ended June 30, 2011, respectively.

Charge-offs on such loans are factored into the rolling historical loss rate, which is used in the calculation of the allowance for loan losses.

The terms of certain other loans were modified during the six month period ended June 30, 2012 and 2011 that did not meet the definition of a TDR.  These loans have a total recorded investment as of June 30, 2012 and 2011 of $4,651 and $5,930, respectively.  The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification.  This evaluation is performed under the Company’s internal underwriting policy.

Certain loans which were modified during the six month period ended June 30, 2012 and 2011 and did not meet the definition of a TDR, as the modification was a delay in a payment that was considered to be insignificant, had delays in payment ranging from 30 days to 3 months in 2012 and 2011.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  As of June 30, 2012 and December 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows.

	June 30, 2012
	Pass	Watch	Substandard	Doubtful
	(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$91,762	5,253	2,832	—
Financial	12,000	3,030	—	—
Agricultural	7,582	597	1,923	—
Equity lines	34,346	1,249	1,485	—
Other	17,281	326	128	—
Commercial real estate:
Owner occupied	170,433	14,333	11,047	—
Non Owner occupied	105,908	10,322	14,320	—
Residential real estate:
Secured by first liens	135,955	11,599	7,686	—
Secured by junior liens	7,515	175	478	—
Acquisition, development and construction:
Residential	41,890	1,246	208	—
Other	84,683	15,668	19,639	—
Consumer	13,946	288	378	—
	$723,301	64,086	60,124	—

	December 31, 2011
	Pass	Watch	Substandard	Doubtful
	(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$89,345	4,701	4,447	—
Financial	12,953	2,278	—	—
Agricultural	11,961	604	2,195	—
Equity lines	35,711	1,095	1,821	—
Other	4,269	327	43	—
Commercial real estate:
Owner occupied	165,171	15,780	13,069	—
Non Owner occupied	109,033	12,118	17,495	—
Residential real estate:
Secured by first liens	130,825	11,208	8,204	—
Secured by junior liens	8,069	329	387	—
Acquisition, development and construction:
Residential	38,890	817	201	—
Other	97,841	7,945	22,356	—
Consumer	13,685	316	411	—
	$717,753	57,518	70,629	—

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

Assets and Liabilities Measured on a Recurring Basis

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as of June 30, 2012 and December 31, 2011.

	June 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Available-for-sale securities
Obligations of U.S. Government agencies	$170,880	88,533	82,347	-
Obligations of states and political subdivisions	119,110	-	119,110	-
Mortgage-backed securities
U.S. GSE’s MBS - residential	149,577	-	149,577	-
U.S. GSE’s CMO	145,306	-	145,306	-
Other CMO	1,978	-	305	1,673
Corporate bonds	78,518	-	78,411	107
Total available-for-sale securities	$665,369	88,533	575,056	1,780

Loans held for sale	27,197	-	27,197	-

Mortgage banking derivatives	22	-	22	-
	$692,588	88,533	602,275	1,780

Liabilities:
Interest rate swap derivatives	2,620	-	2,620	-
	$2,620	-	2,620	-

	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Available-for-sale securities
Obligations of U.S. Government agencies	$169,752	59,343	110,409	-
Obligations of states and political subdivisions	102,860	-	102,860	-
Mortgage-backed securities
U.S. GSE’s MBS - residential	157,466	-	157,466	-
U.S. GSE’s CMO	120,002	-	120,002	-
Other CMO	2,223	-	315	1,908
Corporate bonds	51,456	-	49,015	2,441
Total available-for-sale securities	$603,759	59,343	540,067	4,349

Loans held for sale	29,046	-	29,046	-

Mortgage banking derivatives	24	-	24	-
	$632,829	59,343	569,137	4,349

Liabilities:
Interest rate swap derivatives	2,262	-	2,262	-
	$2,262	-	2,262	-

Transfers between Level 1 and Level 2:

During the six months ended June 30, 2012, no securities were transferred between Level 1 and Level 2.  During the six months ended June 30, 2011, six U.S. agency securities were transferred out of Level 2 and into Level 1.  The Company’s policy is to recognize transfers into or out of a level as of the end of the reporting period.  As a result, three of these securities with a market value of $8,379 as of March 31, 2011 were transferred on March 31, 2011 and three of these securities with a market value of $7,185 as of June 30, 2011 were transferred on June 30, 2011.

Transfers between Level 2 and Level 3:

During the second quarter of 2012, one corporate security with a market value of $927 as of June 30, 2012 was transferred out of Level 3 and into Level 2 based on observable market data for this security due to increased market activity for this security.  The fair value for this security was transferred on June 30, 2012.  During the first quarter of 2011, eight corporate securities with a market value of $7,278 as of March 31, 2011 were transferred out of Level 3 and into Level 2 based on observable market data for these securities due to increased market activity for these securities.  The fair value for these securities was transferred on March 31, 2011.

The tables below present a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of June 30, 2012 and 2011.

	Total	Other CMO	Corporate bonds
	(Dollars in thousands)

Beginning balance, January 1, 2012	$4,349	$1,908	$2,441
Total gains or losses (realized/unrealized)
Included in earnings
Gain (loss) on sales	-	-	-
Other-than-temporary impairment	(9)	(9)	-
Included in other comprehensive income	(133)	(226)	93
Purchases, sales, issuances and settlements
Purchases	-	-	-
Sales	(1,500)	-	(1,500)
Issuances	-	-	-
Settlements	-	-	-
Transfers into Level 3	-	-	-
Transfers out of Level 3	(927)	-	(927)

Ending balance, June 30, 2012	$1,780	$1,673	$107

	Total	Other CMO	Corporate bonds
	(Dollars in thousands)

Beginning balance, January 1, 2011	$13,657	$2,919	$10,738
Total gains or losses (realized/unrealized)
Included in earnings
Gain (loss) on sales	-	-	-
Other-than-temporary impairment	(62)	(62)	-
Included in other comprehensive income	(1,567)	(442)	(1,125)
Purchases, sales, issuances and settlements
Purchases	-	-	-
Sales	-	-	-
Issuances	-	-	-
Settlements	-	-	-
Transfers into Level 3	-	-	-
Transfers out of Level 3	(7,278)	-	(7,278)
Ending balance, June 30, 2011	$4,750	$2,415	$2,335

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

For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows (Level 3 pricing) as determined by an independent third party.  The significant unobservable inputs used in the valuation model include prepayment rates, constant default rates, loss severity and yields.

On a quarterly basis, the Company selects a random sample of investment security valuations as determined by the independent third party to validate pricing.

The following table presents quantitative information about level 3 fair value measurements at June 30, 2012.

	June 30,	Valuation	Unobservable	Range
	2012	Technique	Inputs	(Weighted Avg)
	(Dollars in thousands)
Available-for-sale securities
Mortgage-backed securities
Other CMO	1,673	discounted cash flow	voluntary prepayment rate	5.00% - 10.00% (6.56%)
			constant default rate	31.15% - 3.55% (14.28%)
			loss severity	45.00% - 55.00% (54.42%)
			yield	10.00%

Corporate bonds	107	discounted cash flow	yield	10.00%

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

The significant unobservable inputs used in the fair value measurement of the Company’s corporate bonds are yields that the market would require for corporate debt obligations with similar maturities and risk characteristics.

The table below summarizes changes in unrealized gains and losses recorded in earnings for the six months ended June 30, 2012 and 2011 for Level 3 assets that are still held at June 30, 2012 and 2011.

	Other CMO
	2012	2011
	(Dollars in thousands)

Changes in unrealized gains (losses) included in earnings	$(9)	$(62)
Other changes in fair value	-	-
	$(9)	$(62)

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2012 and December 31, 2011 are summarized below.

	June 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired loans (1)
Commercial, financial, and agricultural	$130	-	-	130
Real estate:
Commercial	5,032	-	-	5,032
Residential	5,210	-	-	5,210
Acquisition, development and construction	3,338	-	-	3,338
Consumer installment	120	-	-	120
	$13,830	-	-	13,830

Other real estate owned
Real estate:
Commercial	96	-	-	96
Acquisition, development and construction	716	-	-	716
	$812	-	-	812
	$14,642	-	-	14,642

(1) Includes loans directly charged down to fair value.

	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired loans
Commercial, financial, and agricultural	$130	-	-	130
Real estate:
Commercial	8,426	-	-	8,426
Residential	3,602	-	-	3,602
Acquisition, development and construction	4,984	-	-	4,984
Consumer installment	123	-	-	123
	$17,265	-	-	17,265

Other real estate owned
Real estate:
Commercial	146	-	-	146
Residential	444	-	-	444
Acquisition, development and construction	3,701	-	-	3,701
	$4,291	-	-	4,291
	$21,556	-	-	21,556

The following represents impairment charges recognized during the period:

Impaired loans, which are measured for impairment using the fair value of collateral for collateral dependent loans, had a carrying amount of $14,268, with a valuation allowance of $438, resulting in an additional provision for loan losses of $1,585 and $2,334 for the three and six months ended June 30, 2012.  Impaired loans that are not carried at fair value had a carrying amount of $19,403 at June 30, 2012.

As of December 31, 2011, impaired loans had a carrying amount of $17,532, with a valuation allowance of $267, resulting in an additional provision for loan losses of $5,712 for the year ending 2011.  Impaired loans that are not carried at fair value had a carrying amount of $24,522 at December 31, 2011.

Other real estate owned, which is carried at fair value less costs to sell, was $812 which consisted of the outstanding balance of $2,329, less a valuation allowance of $1,517, resulting in a write down of $50 and $497 for the three and six months ended June 30, 2012.

As of December 31, 2011, other real estate owned was $4,291 which consisted of the outstanding balance of $6,829, less a valuation allowance of $2,538, resulting in a write down of $1,464 for the year ending 2011.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2012.

	June 30,	Valuation	Unobservable	Range
	2012	Techniques	Inputs	(Weighted Avg)
	(Dollars in thousands)
Impaired loans
Commercial, financial, and agricultural	130	liquidation value
		of inventory

Real estate:
Commercial	5,032	sales comparison	adjustment for	0.00% - 50.00% (18.52%)
			differences between
			the comparable sales

		income approach	capitalization rate	10.00%

Residential	5,210	sales comparison	adjustment for	0.00% - 95.63% (10.35%)
			differences between
			the comparable sales

Acquisition, development and construction	3,338	sales comparison	adjustment for	0.00% - 65.01% (29.07%)
			differences between
			the comparable sales

		income approach	discount rate	12.00%

Consumer installment	120	quoted market price
		of equity security

Other real estate owned
Real estate:
Commercial	96	sales comparison	adjustment for	10.60% - 74.50% (42.55%)
			differences between
			the comparable sales

Acquisition, development and construction	716	sales comparison	adjustment for	0.00% - 39.95% (14.28%)
			differences between
			the comparable sales

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

(h)	Commitments

The difference between the carrying values and fair values of commitments to extend credit are not significant and are not disclosed.

The carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012
	Carrying	Fair Value Measurements
	amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$59,320	59,320	59,320	-	-
Loans, net	804,377	807,780	-	-	807,780
Restricted equity securities	5,399	N/A
Financial liabilities:
Deposits with stated maturities	410,259	412,483	-	412,483	-
Deposits without stated maturities	1,024,756	1,024,756	1,024,756	-	-
Securities sold under repurchase agreements	664	664	664	-	-
Advances from FHLB	66,000	72,716	-	72,716	-
Subordinated debentures	21,547	13,879	-	-	13,879

	December 31, 2011
	Carrying	Estimated
	amount	fair value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$69,841	69,841
Loans, net	799,699	799,590
Restricted equity securities	5,086	N/A
Financial liabilities:
Deposits with stated maturities	411,085	413,885
Deposits without stated maturities	1,008,137	1,008,137
Securities sold under repurchase agreements	701	701
Advances from FHLB	39,000	45,262
Subordinated debentures	22,947	15,169

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

During May 2011, the Company entered into two interest rate swaps with notional amounts totaling $10 million, which were designated as cash flow hedges of certain subordinated debentures and were determined to be fully effective during all periods presented.  As such, no amount of ineffectiveness has been included in net income.  Therefore, the aggregate fair value of the swaps is recorded in other liabilities with changes in fair value recorded in other comprehensive income.  The Company expects the hedges to remain highly effective during the remaining terms of the swaps. Summary information about the interest rate swaps designated as cash flow hedges as of June 30, 2012 and December 31, 2011 is as follows:

	June 30, 2012	December 31, 2011
	(Dollars in thousands)

Notional Amounts	$10,000	$10,000
Weighted average pay rates	5.35%	5.35%
Weighted average receive rates	1.87%	1.95%
Weigted average maturity	16.58 years	16.75 years
Unrealized losses	$2,620	$2,262

The swaps are forward starting and had effective dates of March 15, 2012 and June 15, 2012. Interest expense recorded on these swap transactions totaled $56 at June 30, 2012 and is reported as a component of interest expense in other borrowings. If the fair value falls below specified levels, the Company is required to pledge collateral against these derivative contract liabilities.  As of June 30, 2012, the Company had pledged $2,699 with the counterparty.  Under certain circumstances, including a downgrade of its credit rating below specified levels, the counterparty is required to pledge collateral against these derivative contract liabilities.  As of June 30, 2012, no collateral had been received from the counterparty.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollar amounts are expressed in thousands unless otherwise noted)

Overview

Southeastern Bank Financial Corporation (the “Company”) is a Georgia corporation that is a bank holding company registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “BHCA”).  Southeastern Bank Financial Corporation (OTCQB: SBFC) trades on OTCQB, the marketplace for companies that are current in their reporting with a U.S. regulator.  Investors can find Real-Time quotes and market information for the Company on www.otcmarkets.com.  The Company’s wholly-owned subsidiary, Georgia Bank & Trust Company of Augusta (“GB&T”), primarily does business in the Augusta-Richmond County, GA-SC metropolitan area.  GB&T was organized by a group of local citizens and commenced business on August 28, 1989, with one branch location.  Today, it is Augusta’s largest community banking company operating nine full service branches in Augusta, Martinez, and Evans, Georgia.  GB&T also operates three full service branches in North Augusta and Aiken, South Carolina under the name “Southern Bank & Trust, a division of Georgia Bank & Trust Company of Augusta.”  Mortgage origination offices are located in Augusta and Savannah, Georgia and in Aiken, South Carolina.  The Company’s Operations Center is located in Martinez, Georgia.

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

The Company’s primary source of income is from its lending activities followed by interest income from its investment activities, service charges and fees on deposits, and gain on sales of mortgage loans in the secondary market.  Interest income on loans decreased during the first six months of 2012 as compared to the first six months of 2011 due primarily to decreased loan yields and reduced volume.  Interest income on investment securities was relatively the same but with declining yields offset by a larger investment portfolio.  Decreases in consumer non-sufficient funds (“NSF”) income on retail checking accounts, due primarily to decreased economic activity, were mostly offset by increases in such fees on commercial accounts and also from increased ATM/Debit card income for the first six months of 2012.  For the six month period, gain on sales of loans increased due to increased mortgage originations and refinancing activity during the first six months of the year.  Investment securities gains increased on a net basis during the first six months of 2012 as compared to the same period last year due in part to selected sales of higher duration securities to reduce exposure to rising interest rates and the reduction of other-than-temporary losses during the first six months of 2012.

Table 1 - Selected Financial Data

	June 30,	December 31,	June 30,
	2012	2011	2011
	(Dollars in thousands)

Assets	$1,666,127	$1,614,773	$1,599,921
Investment securities	665,369	603,759	569,500
Loans	847,759	846,010	873,801
Deposits	1,435,015	1,419,222	1,402,000

Annualized return on average total assets	0.82%	0.69%	0.64%
Annualized return on average equity	11.01%	10.23%	10.09%

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

Annualized return on average total assets and annualized return on average equity have improved in 2012 as compared to 2011.  The increased returns were due primarily to reduced provision for loan losses, increased sales of mortgage loans and increased net interest income. Partially offsetting these were increased salaries and employee expenses and other real estate losses. Net income for the six months ended June 30, 2012 was $6,663 compared to $5,107 for the same period in 2011.  The effects of the economic downturn continue to negatively affect financial results primarily through a lack of loan demand and a somewhat elevated level of provision for loan losses.

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

Fair Value of Financial Instruments

A significant portion of the Company’s assets are financial instruments carried at fair value. This includes securities available-for-sale, loans held for sale, certain impaired loans, mortgage banking derivatives, interest rate swap derivatives and other real estate owned. At June 30, 2012 and December 31, 2011 the percentage of total assets measured at fair value was 42.45% and 40.52%, respectively. The majority of assets carried at fair value are based on either quoted market prices or market prices for similar instruments. At June 30, 2012, 2.32% of assets measured at fair value were based on significant unobservable inputs. This represents approximately 0.99% of the Company’s total assets. See Note 4 “Fair Value Measurements” in the “Notes to Consolidated Financial Statements” herein for additional disclosures regarding the fair value of financial instruments.

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

Investment Securities

The fair values for available-for-sale securities are generally based upon quoted market prices or observable market prices for similar instruments. These values take into account recent market activity as well as other market observable data such as interest rate, spread and prepayment information. When market observable data is not available, which generally occurs due to the lack of liquidity for certain securities, the valuation of the security is subjective and may involve substantial judgment. The Company conducts periodic reviews to identify and evaluate each available-for-sale security that has an unrealized loss for other-than-temporary impairment. An unrealized loss exists when the fair value of an individual security is less than its amortized cost basis. The primary factors the Company considers in determining whether an impairment is other-than-temporary are the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and whether the Company intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis.  As of June 30, 2012, the Company had approximately $1,780 of available-for-sale securities, which is approximately 0.11% of total assets, valued using unobservable inputs (Level 3). These securities were primarily non-agency mortgage-backed securities and single issuer subordinated debentures issued by financial institutions.

Results of Operations

Net income for the first six months of 2012 was $6,663, an increase of $1,556 compared with net income of $5,107 for the first six months of 2011.  The change in net income was primarily due to reduced provision for loan losses, increased gain on sales of mortgage loans and increased net interest income offset in part by increased operating expenses.

Noninterest income increased a net of $1,562 or 17.90% for the six months ended June 30, 2012 and resulted primarily from increased gain on sales of loans and investment securities.  Retail investment income, trust fees and cash surrender value of bank-owned life insurance also increased over the comparable periods.  The increase in gain on sales of loans was primarily due to increased origination volumes and spreads during the first six months of 2012.  Retail investment income increased due to increased brokerage activity and assets under management.  Net investment securities gains year to date are $478 as compared to net securities gains of $118 in 2011.

Noninterest expense totaled $22,168 for the six months ended June 30, 2012, an increase of $2,330, or 11.75% compared to the same period ended June 30, 2011.  Notable changes included an increase in salaries and other personnel expense of $1,522, an increase of $888 in other real estate losses and a decrease in FDIC insurance of $200.

Table 2 - Selected Balance Sheet Data

	June 30,	December 31,	Variance
	2012	2011	Amount	%
	(Dollars in thousands)
Cash, due from banks and interest-bearing deposits	$59,320	$69,841	($10,521)	(15.06%)
Investment securities	665,369	603,759	61,610	10.20%
Loans	847,759	846,010	1,749	0.21%
Other real estate owned	7,773	6,209	1,564	25.19%
Assets	1,666,127	1,614,773	51,354	3.18%
Deposits	1,435,015	1,419,222	15,793	1.11%
Securities sold under repurchase agreements	664	701	(37)	(5.28%)
Advances from Federal Home Loan Bank	66,000	39,000	27,000	69.23%
Liabilities	1,540,010	1,497,744	42,266	2.82%
Stockholders’ equity	126,117	117,029	9,088	7.77%

Table 2 highlights significant changes in the balance sheet at June 30, 2012 as compared to December 31, 2011.  Total assets increased $51,354 and reflect an increase in investment securities of $61,610 coupled with an decrease in cash, due from banks and interest bearing deposits of $10,521.  Total liabilities increased $42,266 and reflect an increase in deposits of $15,793 and an increase in advances from Federal Home Loan Bank of $27,000.

The Company has continued to maintain a relatively high level of liquid funds in light of current economic conditions but has elected to invest a portion of these funds and funds obtained through deposit growth and loan repayments into the investment portfolio.  Loan demand was weak during the first six months of 2012 and resulted in a minor increase in loans of $1,749 or 0.21%. The change in investment securities during the year included maturities and calls of bonds and selected sales of high duration securities for interest rate risk management purposes. These changes coupled with reinvestment of proceeds contributed to the average yield of the taxable investment portfolio declining from 3.00% to 2.69%. The yield on the tax exempt portfolio declined from 4.01% to 3.48% and resulted primarily from additions to the portfolio with lower yielding securities.

The $15,793 increase in deposits was primarily in savings accounts, demand deposit and interest bearing demand deposits. Brokered deposits remained relatively unchanged and totaled $153,463 at June 30, 2012 compared to $153,560 at December 31, 2011.  Savings and money market accounts increased $7,376, noninterest-bearing accounts increased $6,851, NOW accounts increased $2,392 and retail time deposits decreased $826.

The annualized return on average assets for the Company was 0.82% for the six months ended June 30, 2012, compared to 0.64% for the same period last year.

The annualized return on average stockholders’ equity was 11.01% for the six months ended June 30, 2012, compared to 10.09% for the same period last year.

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

Table 3 - Average Balances, Income and Expenses, Yields and Rates

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	Average Amount	Annualized Average Yield or Rate	Amount Paid or Earned	Average Amount	Annualized Average Yield or Rate	Amount Paid or Earned
	(Dollars in thousands)
Interest-earning assets:
Loans	$865,072	5.31%	$11,558	$881,038	5.78%	$12,827
Investment securities
Taxable	571,893	2.66%	3,805	524,054	3.07%	4,027
Tax-exempt	71,255	3.46%	617	48,533	3.98%	483
Interest-bearing deposits in other banks	19,242	0.46%	22	30,952	0.45%	35
Total interest-earning assets	$1,527,462	4.17%	$16,002	$1,484,577	4.66%	$17,372

Interest-bearing liabilities:
Deposits	$1,277,295	0.75%	$2,377	$1,272,288	1.21%	$3,839
Securities sold under repurchase agreements	4,417	0.72%	8	696	0.86%	1
Other borrowings	76,999	3.30%	631	77,606	3.43%	663
Total interest-bearing liabilities	$1,358,711	0.89%	$3,016	$1,350,590	1.34%	$4,503

Net interest margin/income:		3.38%	$12,986		3.44%	$12,869

Table 4 - Average Balances, Income and Expenses, Yields and Rates

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Average Amount	Annualized Average Yield or Rate	Amount Paid or Earned	Average Amount	Annualized Average Yield or Rate	Amount Paid or Earned
	(Dollars in thousands)
Interest-earning assets:
Loans	$866,468	5.32%	$23,218	$880,580	5.77%	$25,455
Investment securities
Taxable	554,283	2.69%	7,443	525,598	3.00%	7,890
Tax-exempt	70,382	3.48%	1,224	46,879	4.01%	940
Interest-bearing deposits in other banks	24,025	0.40%	47	33,096	0.43%	70
Total interest-earning assets	$1,515,158	4.19%	$31,932	$1,486,153	4.62%	$34,355

Interest-bearing liabilities:
Deposits	$1,274,875	0.80%	$5,091	$1,276,307	1.25%	$7,907
Securities sold under repurchase agreements	2,585	0.70%	9	684	0.88%	3
Other borrowings	75,572	3.26%	1,227	80,262	3.46%	1,377
Total interest-bearing liabilities	$1,353,032	0.94%	$6,327	$1,357,253	1.38%	$9,287

Net interest margin/income:		3.35%	$25,605		3.36%	$25,068

Second Quarter 2012 compared to Second Quarter 2011:

Net interest income increased $117 (0.91%) during the three month period as compared to the same period in 2011.  Loan interest income decreased $1,269 (9.89%) in the three month period primarily as a result of decreased yields and slightly lower volumes.  Nonaccrual loans resulted in the reversal of $118 in interest income compared to $106 in 2011.  Deposit interest expense decreased $1,462 (38.08%) in the three month period primarily as a result of declining deposit costs on the Company’s checking and savings account products.  Due to these reductions and the low interest rate environment, the quarterly annualized average rate of interest bearing liabilities decreased from 1.34% at June 30, 2011 to 0.89% at June 30, 2012.

The Company’s net interest margin for the quarter was 3.38% as compared to 3.44% for the 2011 quarter.  The decrease in the net interest margin for the three month period was impacted primarily by declining loans, loan yields and investment portfolio yields offset in part by decreased costs of interest bearing deposits. In addition, the Company added to both its taxable and tax exempt investment securities portfolios. Average taxable investment securities increased $47,839 (9.13%) while the average yield decreased from 3.07% to 2.66%. Average tax exempt investment securities increased $22,722 (46.82%) while the average yield decreased from 3.98% to 3.46%. Average loans decreased $15,966 (1.81%) with the average yield decreasing from 5.78% to 5.31%. Average interest bearing deposits increased $5,007 (0.39%) while the average rate paid decreased from 1.21% to 0.75%.

Six Months Ended 2012 compared to Six Months Ended 2011:

Net interest income increased $537 (2.14%) during the six month period as compared to the same period in 2011.  Loan interest income decreased 2,237 (8.79%) in the six month period primarily as a result of decreased yields and slightly lower volumes.  Nonaccrual loans resulted in the reversal of $201 in interest income compared to $174 in 2011.  Deposit interest expense decreased $2,816 (35.61%) in the six month period primarily as a result of declining deposit costs on the Company’s checking and savings account products.  Due to these reductions and the low interest rate environment, the annualized average rate of interest bearing liabilities decreased from 1.38% at June 30, 2011 to 0.94% at June 30, 2012.

The Company’s net interest margin for the six months ended June 30, 2012 was 3.35% as compared to 3.36% for the six months ended June 30, 2011.  The minor change in the net interest margin for the six month period was impacted primarily by decreased costs of interest bearing deposits offset in part by declining loans, loan yields and investment portfolio yields. In addition, the Company added to both its taxable and tax exempt portfolios. Average taxable investment securities increased $28,685 (5.46%) while the average yield decreased from 3.00% to 2.69%. Average tax exempt investment securities increased $23,503 (50.14%) while the average yield decreased from 4.01% to 3.48%. Average loans decreased $14,112 (1.60%) with the average yield decreasing from 5.77% to 5.32%. Average interest bearing deposits decreased $1,432 (0.11%) while the average rate paid decreased from 1.25% to 0.80%. Average other borrowings decreased $4,690 (5.84%) and the average rate paid decreased from 3.46% to 3.26%.

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

Table 5- Rate/Volume Analysis

	Three Months Ended
	June 30, 2012 compared to June 30, 2011
	Increase (Decrease) due to
	Volume	Rate	Combined	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	(232)	(1,056)	19	(1,269)
Investment securities
Taxable	367	(539)	(50)	(222)
Tax-exempt	226	(63)	(29)	134
Interest-bearing deposits in other banks	(13)	-	-	(13)
Total interest-earning assets	348	(1,658)	(60)	(1,370)

Interest-bearing liabilities:
Deposits	15	(1,471)	(6)	(1,462)
Securities sold under repurchase agreements	5	-	2	7
Other borrowings	(5)	(27)	-	(32)
Total interest-bearing liabilities	15	(1,498)	(4)	(1,487)

Net change in net interest income				$117

Table 6 - Rate/Volume Analysis

	Six Months Ended
	June 30, 2012 compared to June 30, 2011
	Increase (Decrease) due to
	Volume	Rate	Combined	Total
Interest-earning assets:	(Dollars in thousands)
Loans	(408)	(1,859)	30	(2,237)
Investment securities
Taxable	431	(832)	(46)	(447)
Tax-exempt	471	(125)	(62)	284
Interest-bearing deposits in other banks	(19)	(5)	1	(23)
Total interest-earning assets	475	(2,821)	(77)	(2,423)

Interest-bearing liabilities:
Deposits	(9)	(2,810)	3	(2,816)
Securities sold under repurchase agreements	8	(1)	(1)	6
Other borrowings	(80)	(74)	4	(150)
Total interest-bearing liabilities	(81)	(2,885)	6	(2,960)
Net change in net interest income				$537

Provision for Loan Losses

The provision for loan losses is the charge to operating earnings necessary to maintain the allowance for loan losses at a level which, in management’s estimate, is adequate to cover the estimated amount of probable incurred losses in the loan portfolio.  The provision for loan losses totaled $1,950 for the three months ended June 30, 2012 compared to $3,424 for the three months ended June 30, 2011 and $4,166 for the six months ended June 30, 2012 compared to $6,664 for the same period in 2011.  See “Allowance for Loan Losses” for further analysis of the provision for loan losses.

Noninterest Income

Table 7 - Noninterest Income

	Three Months Ended				Six Months Ended
	June 30,		Variance		June 30,		Variance
	2012	2011	Amount	%	2012	2011	Amount	%
	(Dollars in thousands)				(Dollars in thousands)

Service charges and fees on deposits	$1,685	$1,750	$(65)	(3.71%)	$3,296	$3,328	$(32)	(0.96%)
Gain on sales of loans	2,003	1,720	283	16.45%	4,022	2,927	1,095	37.41%
(Loss) gain on sale of fixed assets, net	8	-	8	N/A	6	17	(11)	(64.71%)
Investment securities gains (losses), net of other-than-temporary impairment	92	(30)	122	(406.67%)	469	56	413	737.50%
Retail investment income	505	507	(2)	(0.39%)	1,027	964	63	6.54%
Trust services fees	288	292	(4)	(1.37%)	577	565	12	2.12%
Earnings from cash surrender value of bank-owned life insurance	265	248	17	6.85%	526	466	60	12.88%
Miscellaneous income	176	191	(15)	(7.85%)	366	404	(38)	(9.41%)
Total noninterest income	$5,022	$4,678	$344	7.35%	$10,289	$8,727	$1,562	17.90%

Second Quarter 2012 compared to Second Quarter 2011:

Noninterest income increased $344 (7.35%) during the three month period as compared to the same period in 2011.  The most significant change for the three month period was an increase in gain on sales of loans due to increased mortgage originations. Gain on sales of loans increased $283 (16.45%).  Also contributing to the increase was an increase in investment securities gains, net of other-than-temporary impairment of $122 and earnings from cash surrender value of life insurance which increased $17 (6.85%) compared to June 30, 2011. Service charges and fees on deposits decreased $65 (3.71%) primarily due to decreased consumer overdraft fees offset in part by increased interchange fees and commercial overdraft fees. Trust service fees and retail investment income decreased slightly in the comparable quarters.

Six Months Ended 2012 compared to Six Months Ended 2011:

Noninterest income increased $1,562 (17.90%) during the six month period as compared to the same period in 2011.  The most significant change for the six month period was an increase in gain on sales of loans due to increased mortgage originations. Gain on sales of loans increased $1,095 (37.41%).  Also contributing to the increase was an increase in investment securities gains, net of other-than-temporary impairment of $413. In addition retail investment income increased $63 (6.54%) due to higher retail brokerage activity and earnings from cash surrender value of life insurance increased $60 (12.88%) compared to June 30, 2011. Service charges and fees on deposits decreased $32 (0.96%) primarily due to decreased consumer overdraft fees offset in part by increased interchange fees and commercial overdraft fees.

Noninterest Expense

Table 8 - Noninterest Expense

	Three Months Ended				Six Months Ended
	June 30,		Variance		June 30,		Variance
	2012	2011	Amount	%	2012	2011	Amount	%
	(Dollars in thousands)				(Dollars in thousands)

Salaries and other personnel expense	$6,543	$5,654	$889	15.72%	$12,740	$11,218	$1,522	13.57%
Occupancy expenses	1,043	1,112	(69)	(6.21%)	2,097	2,227	(130)	(5.84%)
Marketing & business development	388	365	23	6.30%	778	699	79	11.30%
Processing expense	460	408	52	12.75%	920	820	100	12.20%
Legal and professional fees	388	350	38	10.86%	821	743	78	10.50%
Data processing expense	354	389	(35)	(9.00%)	733	738	(5)	(0.68%)
FDIC insurance	400	362	38	10.50%	779	979	(200)	(20.43%)
Communications expense	177	275	(98)	(35.64%)	366	452	(86)	(19.03%)
Loss on sale of other real estate	638	231	407	176.19%	852	213	639	300.00%
Provision for other real estate losses	50	135	(85)	(62.96%)	497	248	249	100.40%
Other operating expenses	804	782	22	2.81%	1,585	1,501	84	5.60%
Total noninterest expense	$11,245	$10,063	$1,182	11.75%	$22,168	$19,838	$2,330	11.75%

Second Quarter 2012 compared to Second Quarter 2011:

Noninterest expense increased $1,182 (11.75%) during the three month period as compared to the same period in 2011. The most significant changes for the three month period were salaries and other personnel expense which increased $889 (15.72%) due to normal merit increases to staff salaries, an addition to staff in the compliance and audit area, commissions paid on retail brokerage activities due to volume, increased accruals for post-retirement benefit plans, incentive compensation and to a lesser extent increased group insurance costs.

Other real estate losses totaled $688 for the quarter, an increase of $322 (87.98%) from the 2011 quarter.  The increase was primarily due to an auction of several properties acquired through foreclosure that management had been unable to traditionally market. The auction resulted in proceeds of approximately $443 and generated losses of approximately $572. Marketing, processing, legal and professional expenses all increased slightly during the three month period as compared to the same period in 2011.

Occupancy expenses decreased $69 (6.21%) during the three month period and were primarily due to decreased depreciation expense as a result of certain assets becoming fully depreciated.

Six Months Ended 2012 compared to Six Months Ended 2011:

Noninterest expense increased $2,330 (11.75%) during the six month period as compared to the same period in 2011. The most significant changes for the six month period were salaries and other personnel expense which increased $1,522 (13.57%) during the six month period as compared to the same period in 2011 and was due primarily to normal merit increases to staff salaries, an addition to staff in the compliance and audit area, commissions paid on retail brokerage activities due to volume, increased accruals for incentives and post-retirement benefit plans and to a lesser extent increased group insurance costs.

Occupancy expenses decreased $130 (5.84%) during the six month period and were primarily due to decreased depreciation expense as a result of certain assets becoming fully depreciated.

Other real estate expenses increased $888 and resulted primarily from losses related to sales of OREO during the second quarter as described above.

Income Taxes

The Company recognized income tax expense of $1,452 and $2,897 for the three and six months ended June 30, 2012 as compared to an income tax expense of $1,255 and $2,186 for the same period in 2011.  The significant increase in pretax income resulted in an increase in income tax expense and a slightly higher effective income tax rate for the three and six month periods.  The effective income tax rate for the three and six months ended June 30, 2012 was 30.17% and 30.30%, respectively.

At June 30, 2012, the Company maintains net deferred tax assets of $11,523.  A valuation allowance is required for deferred tax assets if, based on available evidence, it is more likely than not that all or some portion of the asset may not be realized due to the inability to generate sufficient taxable income in the period and/or of the character necessary to utilize the benefit of the deferred tax asset.  In making this assessment, all sources of taxable income available to realize the deferred tax asset are considered including taxable income in prior carry-back years, future reversals of existing temporary differences, tax planning strategies and future taxable income exclusive of reversing temporary differences and carryforwards.  Based on management’s assessment, no valuation allowance was deemed necessary at June 30, 2012.

Loans

The following table presents the composition of the Company’s loan portfolio as of June 30, 2012 and December 31, 2011.

Table 9 - Loan Portfolio Composition

	June 30, 2012		December 31, 2011
	Amount	%	Amount	%
	(Dollars in thousands)
Commercial financial and agricultural	$179,794	21.21%	$171,750	20.30%
Real estate
Commercial	326,363	38.50%	332,666	39.32%
Residential	163,408	19.28%	159,022	18.80%
Acquisition, development and construction	163,334	19.27%	168,050	19.86%
Total real estate	653,105	77.05%	659,738	77.98%
Consumer
Direct	13,996	1.65%	13,600	1.61%
Indirect	199	0.02%	384	0.05%
Revolving	417	0.05%	428	0.05%
Total consumer	14,612	1.72%	14,412	1.71%
Deferred loan origination costs (fees)	248	0.02%	110	0.01%
Total	$847,759	100.00%	$846,010	100.00%

At June 30, 2012, the loan portfolio is comprised of 77.05% real estate loans.  Commercial, financial and agricultural loans comprise 21.21%, and consumer loans comprise 1.72% of the portfolio.

Commercial real estate comprises 38.50% of the loan portfolio and consist of both non-owner occupied and owner occupied properties where the operations of the commercial entity provide the necessary cash flow to service the debt.  For this portion of the real estate loan portfolio, repayment is generally not dependent upon the sale of the real estate held as collateral.  Construction and development loans comprise 19.27% of the real estate loan portfolio and the Company has recognized significant losses in this portfolio.  The Company carefully monitors the loans in this category since the repayment of these loans is generally dependent upon the sale of the real estate in the normal course of business and can be impacted by national and local economic conditions.  New construction and absorption of existing real estate inventory in the Company’s primary market area of the Augusta-Richmond County, GA-SC MSA have slowed and prices have declined but less than the national rate. The residential category, 19.28% of the portfolio, represents those loans that the Company chooses to maintain in its portfolio rather than selling into the secondary market for marketing and competitive reasons and commercial loans secured by residential real estate.

The Company has no large loan concentrations to individual borrowers.  Unsecured loans at June 30, 2012 totaled $15,849.

Interest reserves are established for certain ADC (acquisition development and construction) loans based on the feasibility of the project, the timeframe for completion, the creditworthiness of the borrower and guarantors, and collateral.  An interest reserve allows the borrower’s interest cost to be capitalized and added to the loan balance.  As a matter of practice GB&T does not generally establish loan funded interest reserves on ADC loans; however, the Company’s loan portfolio includes six loans with interest reserves at June 30, 2012, which are fully advanced.

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

Nonperforming Assets

Non-performing assets include nonaccrual loans, loans past due 90 days or more, restructured loans and other real estate owned.  Table 10 shows the current and prior period amounts of non-performing assets.  Non-performing assets were $43,743 at June 30, 2012, compared to $51,436 at December 31, 2011 and $36,582 at June 30, 2011.  The most significant change from June 2011 to June 2012 was a $7,666 increase in nonaccrual commercial real estate loans which are described below.

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

There were $10 of loans past due 90 days or more and still accruing at June 30, 2012, and no loans past due 90 days or more and still accruing at December 31, 2011 and June 30, 2011.

Troubled debt restructurings (TDRs) are troubled loans in which the original terms have been modified in favor of the borrower or either principal or interest has been forgiven due to deterioration in the borrower’s financial condition.  There were $2,169 in TDRs at June 30, 2012, of which $1,113 were on nonaccrual status.  TDRs totaled $4,151 at December 31, 2011, of which $1,821 were on nonaccrual status, and $4,733 at June 30, 2011, of which $1,941 were on nonaccrual status.

Table 10 - Non-Performing Assets

	June 30, 2012	December 31, 2011	June 30, 2011
	(Dollars in thousands)
Nonaccrual loans:
Commercial financial and agricultural	$2,318	$2,325	$2,972
Real Estate:
Commercial	15,182	20,956	7,516
Residential	5,679	4,553	5,232
Acquisition, development and construction	11,443	14,732	9,258
Consumer	292	331	254
Total Nonaccrual loans	34,914	42,897	25,232
Restructured loans (1)	1,056	2,330	2,792
Other real estate owned	7,773	6,209	8,558
Total Non-performing assets	$43,743	$51,436	$36,582

Loans past due 90 days or more and still accruing interest	$10	$-	$-

Non-performing assets to total assets	2.63%	3.19%	2.29%

Non-performing assets to period end loans and OREO	5.11%	6.04%	4.15%

Allowance for loan loss to period end nonaccrual loans	84.64%	67.71%	112.59%

(1) Restructured loans on nonaccrual status at period end are included under nonaccrual loans in the table.

The ratio of non-performing assets to total loans and other real estate was 5.11% at June 30, 2012 compared to 6.04% at December 31, 2011 and 4.15% at June 30, 2011.  The ratio of allowance for loan losses to total nonaccrual loans was 84.64% at June 30, 2012 compared to 67.71% at December 31, 2011 and 112.59% at June 30, 2011.  The resolution of non-performing assets continues to be a priority of management.

Nonaccrual loans have increased from June 30, 2011 despite a significant decline in ADC properties that the Company has been actively addressing over the past two years.  Although the exposure has declined, a significant portion of nonaccrual loans continues to be collateral dependent ADC loans as well as commercial real estate loans.  The following table provides further information regarding the Company’s nonaccrual loans.

			Nonaccrual					Appraisal		Appraised
	Balance	Originated	Date	Trigger	Collateral	Allowance	Method	Date		Value
	(Dollars in thousands)
ADC Loan / 1-4 Family / Equity lines (1)	$1,938	03/07-09/08	11/09-09/10	delinquency	houses, lots & land	-	collateral value	03/12		$2,453
Commercial Real Estate	9,231	08/08-01/11	11/18/11	bankruptcy	commercial bldg	-	collateral value	12/11		14,150
ADC Loan - CSRA	6,758	03/29/11	03/11-11/11	financial condition	lots & land	-	collateral value	06/11		9,070
ADC Loan - Other	1,039	09/30/08	05/06/10	delinquency	lots & land	-	collateral value	09/11		1,269
1-4 Family Residential	1,415	01/31/07	06/27/12	financial condition	house	101	collateral value	01/07	(2)	1,900
Commercial Real Estate	1,230	09/18/08	10/28/11	financial condition	commercial bldg	-	collateral value	12/11		1,531
	$21,611
Other, net	13,303
Nonaccrual loans at June 30, 2012	$34,914

(1) Cross collateralized loans to one borrower
(2) Updated appraisal ordered

The following table presents a roll forward of other real estate owned for the six month periods ended June 30, 2012 and 2011, respectively.

Table 11 - Other Real Estate Owned

	2012	2011
	(Dollars in thousands)
Beginning balance, January 1	$6,209	$7,751
Additions	6,623	3,353
Increase in valuation allowance	(497)	(248)
Sales	(3,710)	(2,085)
Loss on sale of OREO	(852)	(213)
Ending balance, June 30	$7,773	$8,558

The following table provides details of other real estate owned as of June 30, 2012 and 2011, respectively.
	2012	2011
	(Dollars in thousands)
Other Real Estate:
Commercial, financial and agricultural	$-	$-
Real Estate
Commercial	6,349	298
Residential	17	13
Acquisition, development and construction	2,924	10,239
Consumer	-	130
	9,290	10,680

Valuation allowance	(1,517)	(2,122)
	$7,773	$8,558

The decrease in other real estate owned is due to the continuing process of resolving problem loans.  In the first six months of 2012, additions to other real estate owned totaled $6,623 and proceeds from sales of other real estate totaled $3,710.  In addition, there was a $497 increase to the valuation allowance primarily as a result of updated valuations on two properties.

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

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management’s analysis of risk in the loan portfolio.  Loans determined to be uncollectible are charged to the allowance for loan losses and subsequent recoveries are added to the allowance.  A provision for losses in the amount of $1,950 was charged to expense for the three months ended June 30, 2012 compared to $3,424 for the three months ended June 30, 2011 and $4,166 was charged to expense for the six months ended June 30, 2012 compared to $6,664 for the six months ended June 30, 2011.  Significant portions of the overall level of losses in 2012 relate to the charge off of specific reserve allowances on impaired loans.

At June 30, 2012 the ratio of allowance for loan losses to period end loans was 3.49% compared to 3.43% at December 31, 2011 and 3.25% at June 30, 2011.  Net charge-offs totaled $3,660 of which $1,408, or 38.47% were related to commercial real estate loans, $945 or 25.82% were related to ADC loans, and $543 or 14.84% were related to residential mortgage real estate loans.  Of the ADC charge-offs, $236 or 24.97% were related to ADC loans in the CSRA and $709 or 75.03% were related to ADC loans in other markets.  The provisions for loan losses allocated to individual portfolio segments are affected by the calculation of average historical net loss rate factors and by the internal and external qualitative factors within each category.  The loan loss provision allocated to commercial real estate loans was $1,216 and was affected primarily by net charge-offs of $1,408. The loan loss provision allocated to ADC loans was $644 and was affected primarily by net charge-offs of $945 and qualitative factors related to trends in volume and terms of loans. The loan loss provision allocated to the commercial, financial and agricultural portfolio was $1,081 and was affected primarily by net charge-offs of $479, growth in the portfolio and qualitative factors related to trends in volume and terms of loans.  The loan loss provision allocated to the 1-4 family portfolio was $757 and was affected primarily by net charge-offs of $543 and growth in the portfolio.  The loan loss provision allocated to the consumer portfolio was $468 and was affected by net charge-offs of $285.

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

Liquidity and Capital Resources

The Company has maintained adequate liquidity to meet operating and loan funding requirements despite the lack of such demand due to current market conditions.  The loan to deposit ratio at June 30, 2012 was 59.08% compared to 59.61% at December 31, 2011 and 62.33% at June 30, 2011.  The decrease in the loan to deposit ratio from June 30, 2011 to June 30, 2012 reflects the decreased demand for loans.  Deposits at June 30, 2012 and December 31, 2011 include $153,463 and $153,560 of brokered certificates of deposit, respectively.  GB&T has also utilized borrowings from the Federal Home Loan Bank.  GB&T maintains a line of credit with the Federal Home Loan Bank approximating 10% of its total assets.  Federal Home Loan Bank advances are collateralized by eligible first mortgage loans, commercial real estate loans and investment securities.  Federal Home Loan Bank advances totaled $66,000 at June 30, 2012.  GB&T maintains repurchase lines of credit with SunTrust Robinson Humphrey, Atlanta, Georgia, for advances up to $20,000, of which no amounts were outstanding at June 30, 2012.  GB&T has a federal funds purchased accommodation with SunTrust Bank, Atlanta, Georgia for advances up to $10,000, of which none were outstanding at June 30, 2012. GB&T also has a $10,000 repurchase line of credit with Center State Bank, Orlando, Florida, of which none were outstanding at June 30, 2012.  GB&T also has a federal funds purchased accommodation with Center State Bank for advances up to $10,000, none of which were outstanding at June 30, 2012.  Additionally, liquidity needs can be supplemented by the structuring of the maturities of investment securities and the pricing and maturities on loans and deposits offered to customers.  The Company also uses retail securities sold under repurchase agreements to fund operations.  Retail securities sold under repurchase agreements were $664 at June 30, 2012.

Stockholders’ equity to total assets was 7.57% at June 30, 2012 compared to 7.25% at December 31, 2011 and 6.86% at June 30, 2011.  The capital of the Company exceeded all required regulatory guidelines at June 30, 2012.  The Company’s Tier 1 risk-based, total risk-based and leverage capital ratios were 13.31%, 14.61%, and 8.49%, respectively, at June 30, 2012.

The following table reflects the current regulatory capital levels in more detail, including comparisons to the regulatory minimums.

Table 12 - Regulatory Capital Requirements
June 30, 2012

			Required for capital
	Actual		adequacy purposes		Excess
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Southeastern Bank Financial Corporation

Risk-based capital:
Tier 1 capital	$139,958	13.31%	42,047	4.00%	97,911	9.31%
Total capital	153,609	14.61%	84,094	8.00%	69,515	6.61%
Tier 1 leverage ratio	139,958	8.49%	65,966	4.00%	73,992	4.49%

Georgia Bank & Trust Company

Risk-based capital:
Tier 1 capital	$137,357	13.11%	41,912	4.00%	95,445	9.11%
Total capital	150,658	14.38%	83,824	8.00%	66,834	6.38%
Tier 1 leverage ratio	137,357	8.41%	73,481	4.50%	63,876	3.91%

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

Unfunded commitments to extend credit where contract amounts represent potential credit risk totaled $169,909 at June 30, 2012.  These commitments are primarily at variable interest rates.

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

Table 13 - Commitments and Contractual Obligations

	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(Dollars in thousands)
Lines of credit	$169,909	-	-	-
Lease agreements	247	399	277	-
Deposits	1,278,957	120,821	34,833	404
Securities sold under repurchase agreements	664	-	-	-
FHLB advances	12,000	-	15,000	39,000
Subordinated debentures	-	1,547	-	20,000
Total commitments and contractual obligations	$1,461,777	$122,767	$50,110	$59,404

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2012, there were no substantial changes in the interest rate sensitivity analysis or the sensitivity of market value of portfolio equity for various changes in interest rates calculated as of December 31, 2011.  A detailed discussion of market risk is provided in the Company’s 2011 Annual Report on Form 10-K.

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

Issuer Purchases of Equity Securities

On April 15, 2004, the Company announced the commencement of a stock repurchase program, pursuant to which it will, from time to time, repurchase up to 100,000 shares of its outstanding stock. The program does not have a stated expiration date. No stock repurchase programs were terminated during the second quarter of 2012 and there were no shares repurchased under the existing stock repurchase plan or otherwise during the second quarter.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

	* 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	* 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	* 32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101
Interactive Data Files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 in XBRL (eXtensible Business Reporting Language). Pursuant to Regulation 406T of Regulation S-T, these Interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

*	Filed herewith
**	The registant will file this exhibit within the 30day grace period allowed in accordance with SEC release 34-59324

SOUTHEASTERN BANK FINANCIAL CORPORATION
Form 10-Q Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Date:	July 27, 2012	By:	/s/ Darrell R. Rains
Darrell R. Rains
Group Vice President, Chief
Financial Officer (Duly Authorized
Officer of Registrant and Principal
Financial Officer)