Form 10-Q/A
period 2012-06-30
Southeastern Bank Financial CORP
filed 2012-08-23
CIK 880116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
(Amendment No. 1)

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
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

SOUTHEASTERN BANK FINANCIAL CORPORATION
Explanatory Note

The purpose of this Amendment No. 1 on Form 10-Q/A to Southeastern Bank Financial Corporation’s quarterly report on Form 10-Q for the quarter ended June 30, 2012, filed with the Securities and Exchange Commission on July 27, 2012 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q.  This Amendment No. 1 speaks as of the original filing date of the form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

Item 6.	Exhibits

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

SOUTHEASTERN BANK FINANCIAL CORPORATION

Date:	August 23, 2012	By:	/s/ Darrell R. Rains
Darrell R. Rains
Group Vice President, Chief
Financial Officer (Duly Authorized
Officer of Registrant and Principal
Financial Officer)

3