Form 10-Q
period 2012-09-30
Southeastern Bank Financial CORP
filed 2012-10-26
CIK 880116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2012.

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

6,675,000 shares of common stock, $3.00 par value per share, outstanding as of October 25, 2012.

SOUTHEASTERN BANK FINANCIAL CORPORATION
FORM 10-Q
INDEX

			Page
Part I
	Item 1.	Financial Statements (Unaudited)

		Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011	3

		Consolidated Statements of Income and Comprehensive Income for the Three and Nine Months ended September 30, 2012 and 2011	4

		Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2012 and 2011	6

		Notes to Consolidated Financial Statements	8

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	49

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	73

	Item 4.	Controls and Procedures	73

Part II Other Information

PART I
FINANCIAL INFORMATION

SOUTHEASTERN BANK FINANCIAL CORPORATION

Consolidated Balance Sheets
(Dollars in thousands, except share data)

	September 30,
	2012	December 31,
Assets	(Unaudited)	2011
Cash and due from banks	$39,641	$51,080
Interest-bearing deposits in other banks	14,526	18,761
Cash and cash equivalents	54,167	69,841
Available-for-sale securities	676,089	603,759
Loans held for sale	29,166	29,615
Loans	853,927	846,010
Less allowance for loan losses	29,102	29,046
Loans, net	824,825	816,964

Premises and equipment, net	26,346	27,608
Accrued interest receivable	6,860	6,247
Bank-owned life insurance	31,544	30,713
Restricted equity securities	5,296	5,086
Other real estate owned	4,067	6,209
Prepaid FDIC assessment	2,367	3,420
Deferred tax asset	9,751	12,723
Other assets	2,627	2,588
	$1,673,105	$1,614,773
Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$160,998	$147,196
Interest-bearing:
NOW accounts	335,179	346,236
Savings	493,138	471,728
Money management accounts	43,484	42,977
Time deposits over $100	278,962	286,319
Other time deposits	124,582	124,766
	1,436,343	1,419,222

Securities sold under repurchase agreements	654	701
Advances from Federal Home Loan Bank	64,000	39,000
Accrued interest payable and other liabilities	17,858	15,874
Subordinated debentures	21,547	22,947
Total liabilities	1,540,402	1,497,744

Stockholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; 0 shares outstanding in 2012 and 2011, respectively	-	-
Common stock, $3.00 par value; 10,000,000 shares authorized; 6,680,225 and 6,677,667 shares issued in 2012 and 2011, respectively; 6,674,225 and 6,677,667 shares outstanding in 2012 and 2011, respectively	20,041	20,033
Additional paid-in capital	62,824	62,767
Retained earnings	41,132	30,593
Treasury stock, at cost; 6,000 and 0 shares in 2012 and 2011, respectively	(83)	-
Accumulated other comprehensive income, net	8,789	3,636
Total stockholders’ equity	132,703	117,029
	$1,673,105	$1,614,773

See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Consolidated Statements of Income and Comprehensive Income
(Dollars in thousands, except share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Interest income:
Loans, including fees	$11,742	$12,636	$34,960	$38,090
Investment securities	4,134	4,450	12,801	13,280
Interest-bearing deposits in other banks	15	22	62	93
Total interest income	15,891	17,108	47,823	51,463
Interest expense:
Deposits	2,227	3,381	7,318	11,289
Securities sold under repurchase agreements	1	1	9	5
Other borrowings	683	637	1,911	2,014
Total interest expense	2,911	4,019	9,238	13,308

Net interest income	12,980	13,089	38,585	38,155
Provision for loan losses	2,401	3,535	6,567	10,198
Net interest income after provision for loan losses	10,579	9,554	32,018	27,957

Noninterest income:
Service charges and fees on deposits	1,733	1,729	5,029	5,057
Gain on sales of loans	2,874	2,097	6,896	5,024
Gain on sale of fixed assets, net	4	-	10	17
Investment securities gains (losses), net	(37)	250	441	369
Other-than-temporary loss
Total impairment loss	-	(64)	(13)	(191)
Less loss recognized in other comprehensive income	-	(24)	(4)	(89)
Net impairment loss recognized in earnings	-	(40)	(9)	(102)
Retail investment income	420	444	1,447	1,408
Trust service fees	280	284	857	849
Earnings from cash surrender value of bank-owned life insurance	305	302	831	768
Miscellaneous income	169	169	535	574
Total noninterest income	5,748	5,235	16,037	13,964
Noninterest expense:
Salaries and other personnel expense	6,604	5,990	19,344	17,208
Occupancy expenses	1,014	1,088	3,111	3,315
Other real estate losses (gains), net	(97)	572	1,252	1,033
Other operating expenses	3,091	2,972	9,073	8,904
Total noninterest expense	10,612	10,622	32,780	30,460

Income before income taxes	5,715	4,167	15,275	11,461
Income tax expense	1,839	1,243	4,736	3,430
Net income	$3,876	$2,924	$10,539	$8,031

Other comprehensive income:
Unrealized gain (loss) on derivatives	30	(1,938)	(328)	(2,044)
Unrealized gain on securities available-for-sale	4,467	6,588	9,194	14,245
Reclassification adjustment for realized (gain) loss on securities, net of OTTI	37	(210)	(432)	(267)
Tax effect	(1,764)	(1,727)	(3,281)	(4,642)
Total other comprehensive income	2,770	2,713	5,153	7,292
Comprehensive income	$6,646	$5,637	$15,692	$15,323

SOUTHEASTERN BANK FINANCIAL CORPORATION

Consolidated Statements of Income and Comprehensive Income
(Dollars in thousands, except share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Basic net income per share	$0.58	$0.44	$1.58	$1.20

Diluted net income per share	0.58	0.44	1.58	1.20

Weighted average common shares outstanding	6,680,020	6,677,059	6,679,294	6,676,463

Weighted average number of common and
common equivalent shares outstanding	6,680,020	6,677,059	6,679,294	6,676,463

See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Consolidated Statements of Cash Flows
(Dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net income	$10,539	$8,031
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,621	1,862
Deferred income tax benefit	(308)	(1,974)
Provision for loan losses	6,567	10,198
Net investment securities gains	(441)	(369)
Other-than-temporary impairment losses	9	102
Net amortization of premiums on investment securities	3,809	2,301
Earnings from CSV of bank-owned life insurance	(831)	(768)
Stock options compensation cost	33	95
Gain on disposal of premises and equipment	(10)	(17)
Loss on the sale of other real estate	648	222
Provision for other real estate valuation allowance	604	811
Gain on sales of loans	(6,896)	(5,024)
Real estate loans originated for sale	(223,781)	(171,672)
Proceeds from sales of real estate loans	231,126	165,968
(Increase) decrease in accrued interest receivable	(613)	223
Decrease in other assets	1,012	559
Increase in accrued interest payable and other liabilities	1,656	2,579
Net cash provided by operating activities	24,744	13,127

Cash flows from investing activities:
Proceeds from sales of securities	107,302	66,946
Proceeds from maturities and calls of available-for-sale securities	164,173	143,928
Purchase of available-for-sale securities	(338,419)	(209,255)
Purchase of restricted equity securities	(500)	(38)
Proceeds from redemption of FHLB stock	290	468
Net (increase) decrease in loans	(21,793)	22,443
Purchase of bank-owned life insurance	-	(5,500)
Additions to premises and equipment	(360)	(520)
Proceeds from sale of other real estate	8,255	4,218
Proceeds from sale of premises and equipment	12	40
Net cash (used in) provided by investing activities	(81,040)	22,730

SOUTHEASTERN BANK FINANCIAL CORPORATION

Consolidated Statements of Cash Flows
(Dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011

Cash flows from financing activities:
Net increase (decrease) in deposits	17,121	(9,465)
Net decrease in securities sold under repurchase agreements	(47)	(278)
Payments of Federal Home Loan Bank advances	(12,000)	(8,000)
Advances from Federal Home Loan Bank	37,000	-
Payments on subordinated debentures	(1,400)	-
Purchase of treasury stock	(83)	-
Proceeds from Directors’ stock purchase plan	31	23
Net cash provided by (used in) financing activities	40,622	(17,720)

Net (decrease) increase in cash and cash equivalents	(15,674)	18,137
Cash and cash equivalents at beginning of period	69,841	65,115
Cash and cash equivalents at end of period	$54,167	$83,252

Supplemental disclosures of cash paid during the period for:
Interest	$9,305	$14,038
Income taxes	4,316	4,669

Supplemental information on noncash investing activities:
Loans transferred to other real estate	$7,365	$5,359

See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

(Dollar amounts are expressed in thousands unless otherwise noted)

September 30, 2012

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

The financial statements for the three and nine months ended September 30, 2012 and 2011 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations and cash flows for the interim periods have been made.  All such adjustments are of a normal recurring nature.  The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results of operations which the Company may achieve for the entire year.

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

Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives.  Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest on the loan is locked.  The Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into, in order to hedge the change in interest rates resulting from its commitments to fund the loans.  Changes in the fair values of these derivatives are included in net gains on sales of loans.  Fair values of these derivatives were $120 and $24 as of September 30, 2012 and December 31, 2011, respectively.

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

Note 2 – Investment Securities

The following tables summarize the amortized cost and fair value of the available-for-sale investment securities portfolio at September 30, 2012 and December 31, 2011 and the corresponding amounts of unrealized gains and losses therein.

	September 30, 2012
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Available-for-sale	(Dollars in thousands)
Obligations of U.S.
Government agencies	$196,062	1,386	(36)	197,412
Obligations of states and
political subdivisions	123,851	8,466	(153)	132,164
Mortgage backed securities
U.S. GSE’s* MBS - residential	136,759	4,689	—	141,448
U.S. GSE’s CMO	117,621	1,698	(207)	119,112
Other CMO	2,068	44	(154)	1,958
Corporate bonds	82,754	2,119	(878)	83,995
	$659,115	18,402	(1,428)	676,089

* Government sponsored entities

	December 31, 2011
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Available-for-sale	(Dollars in thousands)
Obligations of U.S.
Government agencies	$169,137	758	(143)	169,752
Obligations of states and
political subdivisions	98,305	4,641	(86)	102,860
Mortgage backed securities
U.S. GSE’s MBS - residential	154,130	3,363	(27)	157,466
U.S. GSE’s CMO	118,173	2,040	(211)	120,002
Other CMO	2,462	9	(248)	2,223
Corporate bonds	53,340	131	(2,015)	51,456
	$595,547	10,942	(2,730)	603,759

At September 30, 2012, in addition to the U.S. Government agencies and government sponsored entities, there was one issuer who represented 10% or more of stockholders’ equity within the investment portfolio.  The Company’s holdings of investment securities issued by SunTrust Banks totaled $15,773, or 11.89% of stockholders’ equity at September 30, 2012.  At December 31, 2011, except for the U.S. Government agencies and government sponsored entities, there was no issuer who represented 10% or more of stockholders’ equity within the investment portfolio.

Proceeds from sales of securities available-for-sale and the associated gains (losses), excluding gains (losses) on called securities, for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Dollars in thousands)		(Dollars in thousands)

Proceeds	$44,982	$6,962	$107,302	$66,946
Gross Gains	616	233	1,204	672
Gross Losses	(655)	-	(778)	(358)

The amortized cost and fair value of the investment securities portfolio excluding equity securities are shown by expected maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2012
	Amortized	Estimated
	cost	fair value
	(Dollars in thousands)
Available-for-sale:
One year or less	$1,000	994
After one year through five years	60,460	62,152
After five years through ten years	89,732	92,128
After ten years	507,923	520,815
	$659,115	676,089

The following tables summarize the investment securities with unrealized losses at September 30, 2012 and December 31, 2011, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position.

	September 30, 2012
	Less than 12 months		12 months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
Temporarily impaired	(Dollars in thousands)
Obligations of U.S.
Government agencies	$15,896	36	3,182	—	19,078	36
Obligations of states and
political subdivisions	9,957	153	—	—	9,957	153
Mortgage backed securities
U.S. GSE’s MBS - residential	—	—	—	—	—	—
U.S. GSE’s CMO	38,223	171	7,995	36	46,218	207
Other CMO	—	—	1,418	154	1,418	154
Corporate bonds	16,713	240	4,079	638	20,792	878
	$80,789	600	16,674	828	97,463	1,428

	December 31, 2011
	Less than 12 months		12 months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
Temporarily impaired	(Dollars in thousands)
Obligations of U.S.
Government agencies	$41,841	123	4,549	20	46,390	143
Obligations of states and
political subdivisions	4,977	83	449	3	5,426	86
Mortgage backed securities
U.S. GSE’s MBS - residential	12,055	23	2,348	4	14,403	27
U.S. GSE’s CMO	27,998	176	5,005	35	33,003	211
Other CMO	250	10	1,305	221	1,555	231
Corporate bonds	25,814	833	17,817	1,182	43,631	2,015
	$112,935	1,248	31,473	1,465	144,408	2,713

Other-than-temporarily impaired
Mortgage backed securities
Other CMO	$—	—	478	17	478	17
	$112,935	1,248	31,951	1,482	144,886	2,730

Other-Than-Temporary Impairment – September 30, 2012

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

As of September 30, 2012, the Company’s security portfolio consisted of 386 securities, 56 of which were in an unrealized loss position.  Of these securities with unrealized losses, 86.76% were related to the Company’s mortgage-backed and corporate securities as discussed below.

Mortgage-backed Securities

At September 30, 2012, $260,560 or approximately 99.25% of the Company’s mortgage-backed securities were issued by U.S. government-sponsored entities and agencies, primarily the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Government National Mortgage Association (“Ginnie Mae”), institutions which the government has affirmed its commitment to support.  Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2012.

The Company’s mortgage-backed securities portfolio also includes five non-agency collateralized mortgage obligations with a market value of $1,958, of which three had unrealized losses of approximately $154 at September 30, 2012.  These non-agency securities were rated AAA at purchase.

At September 30, 2012, four of these non-agency securities were rated below investment grade and a cash flow analysis was performed to evaluate OTTI.  The assumptions used in the model include expected future default rates, loss severity and prepayments.  The model also takes into account the structure of the security including credit support.  Based on these assumptions, the model calculates and projects the timing and amount of interest and principal payments expected for the security.  In addition, the model was used to “stress” each security, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the security could no longer fully support repayment.  Upon completion of the September 30, 2012 analysis, our model indicated that none of these securities were other-than-temporarily impaired.  During the second quarter of 2012, one of these securities was considered to be other-than-temporarily impaired with an OTTI loss of $13, of which $9 was recognized in earnings.  This security remaines classified as available-for-sale at September 30, 2012.

At September 30, 2012, the fair values of these four collateralized mortgage obligations totaling $1,757 were measured using Level 3 inputs because the market for them has become illiquid, as indicated by few, if any, trades during the period.  The discount rates used in the valuation model were based on a yield of 10% that the market would require for collateralized mortgage obligations with maturities and risk characteristics similar to the securities being measured.

Corporate Securities

The Company holds thirty-five corporate securities totaling $83,995, of which thirteen had an unrealized loss of $878 at September 30, 2012. The Company’s unrealized losses on corporate securities relate primarily to its investment in single issuer corporate and corporate trust preferred securities.  At September 30, 2012, five securities to two issuers were not rated.  None of the issuers were in default, but in January of 2011 the Company was notified that one trust preferred security totaling $250 to one issuer not rated had elected to defer interest payments.  The issuer is a bank holding company with operations in the Southeast.  The Company considered several factors including the financial condition and near term prospects of the issuer and concluded that the decline in fair value was primarily attributable to temporary illiquidity and the financial crisis affecting these markets and not necessarily the expected cash flows of the individual security.  The Company has considered the capital position of the subsidiary banks, the liquidity of the holding company, the existence and severity of publicly available regulatory agreements, and the fact that these deferrals are coming after the most severe impact of the national and regional recession.  The prospect of capital formation in the current market, improving operating results of the industry overall have caused the Company to conclude that a return to normal subsidiary dividends and thus interest payments on the debt for this issuer is reasonably assured at this time.  Because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2012.

At September 30, 2012, the fair value of one corporate security totaling $107 was measured using Level 3 inputs because the market for it has become illiquid, as indicated by few, if any, trades during the period.  The discount rate used in the valuation model was based on a yield of 10% that the market would require for corporate debt obligations with maturities and risk characteristics similar to the subordinated debenture being measured.

The table below presents a rollforward of the credit losses recognized in earnings for the nine month period ended September 30, 2012.

Beginning balance, January 1, 2012	$673
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	-
Additions/Subtractions
Amounts realized for securities sold during the period	-
Amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	-
Reductions for increase in cash flows expected to be collected that are recognized over the remaining life of the security	-
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	9

Ending balance, September 30, 2012	$682

Total other-than-temporary impairment recognized in accumulated other comprehensive income was $4 for the nine month period ended September 30, 2012.

Other-Than-Temporary Impairment – September 30, 2011

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

The table below presents a roll forward of the credit losses recognized in earnings for the nine month period ended September 30, 2011.

Beginning balance, January 1, 2011	$571
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	-
Additions/Subtractions
Amounts realized for securities sold during the period	-
Amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	-
Reductions for increase in cash flows expected to be collected that are recognized over the remaining life of the security	-
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	102

Ending balance, September 30, 2011	$673

Total other-than-temporary impairment recognized in accumulated other comprehensive income was $89 for the nine month period ended September 30, 2011.

Note 3 – Loans

The following table summarizes loans at September 30, 2012 and December 31, 2011.

	September 30, 2012	December 31, 2011
	(Dollars in thousands)

Commercial, financial, and agricultural	$182,787	171,750
Real estate:
Commercial	332,953	332,666
Residential	167,417	159,022
Acquisition, development and construction	156,859	168,050
Consumer installment	13,741	14,412
	$853,757	845,900
Less allowance for loan losses	29,102	29,046
Less deferred loan origination fees (costs)	(170)	(110)
	$824,825	816,964

The following tables present the activity in the allowance for loan losses by portfolio segment as of and for the nine month periods ended September 30, 2012 and September 30, 2011.

	September 30, 2012
	Commercial,
	Financial, and	CRE - Owner	CRE - Non Owner	Residential	ADC	ADC
	Agricultural	Occupied	Occupied	Real Estate	CSRA	Other	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$4,183	6,285	4,476	5,607	4,236	3,819	440	29,046
Charge-offs	(785)	(1,671)	(543)	(1,583)	(969)	(1,025)	(622)	(7,198)
Recoveries	218	43	19	79	41	28	259	687
Provision	670	1,646	404	1,837	894	749	367	6,567
Ending balance	$4,286	6,303	4,356	5,940	4,202	3,571	444	29,102

	September 30, 2011
	Commercial,
	Financial, and	CRE - Owner	CRE - Non Owner	Residential	ADC	ADC
	Agricultural	Occupied	Occupied	Real Estate	CSRA	Other	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$3,463	3,921	4,777	5,372	5,097	3,396	631	26,657
Charge-offs	(1,154)	(621)	(621)	(1,605)	(1,255)	(2,260)	(526)	(8,042)
Recoveries	154	5	—	23	—	6	338	526
Provision	1,391	2,926	1,117	1,510	1,067	2,122	65	10,198
Ending balance	$3,854	6,231	5,273	5,300	4,909	3,264	508	29,339

The following tables present the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2012 and December 31, 2011.

	September 30, 2012
	Commercial,
	Financial, and	CRE - Owner	CRE - Non Owner	Residential	ADC	ADC
	Agricultural	Occupied	Occupied	Real Estate	CSRA	Other	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$—	—	—	—	—	—	—	—
Collectively evaluated for impairment	4,286	6,303	4,356	5,940	4,202	3,571	444	29,102
	$4,286	6,303	4,356	5,940	4,202	3,571	444	29,102

Loans:
Individually evaluated for impairment	1,026	301	12,122	4,790	6,798	1,928	33	26,998
Collectively evaluated for impairment	181,761	195,967	124,563	162,627	122,953	25,180	13,708	826,759
	$182,787	196,268	136,685	167,417	129,751	27,108	13,741	853,757

	December 31, 2011
	Commercial,
	Financial, and	CRE - Owner	CRE - Non Owner	Residential	ADC	ADC
	Agricultural	Occupied	Occupied	Real Estate	CSRA	Other	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$—	—	—	96	—	171	—	267
Collectively evaluated for impairment	4,183	6,285	4,476	5,511	4,236	3,648	440	28,779
	$4,183	6,285	4,476	5,607	4,236	3,819	440	29,046

Loans:
Individually evaluated for impairment	1,920	5,472	15,988	4,191	9,645	4,697	141	42,054
Collectively evaluated for impairment	169,830	188,548	122,658	154,831	130,233	23,475	14,271	803,846
	$171,750	194,020	138,646	159,022	139,878	28,172	14,412	845,900

The following tables present loans individually evaluated for impairment by class of loans as of September 30, 2012 and December 31, 2011.

	September 30, 2012
	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest Income
	Balance	Investment (2)	Allocated	Investment	Recognized	Recognized
	(Dollars in thousands)
With no related allowance recorded: (1)
Commercial, financial, and
agricultural:
Commerical	$158	129	—	106	—	—
Financial	—	—	—	—	—	—
Agricultural	342	319	—	339	—	—
Equity lines	578	578	—	578	—	—
Other	—	—	—	—	—	—
Commercial real estate:
Owner occupied	311	301	—	325	9	9
Non Owner occupied	13,308	12,122	—	12,058	80	80
Residential real estate:
Secured by first liens	5,988	4,561	—	4,701	2	2
Secured by junior liens	294	229	—	247	4	4
Acquisition, development and
construction:
Residential	—	—	—	—	—	—
Other	10,991	8,726	—	9,563	—	—
Consumer	77	33	—	36	—	—
	32,047	26,998	—	27,953	95	95
With an allowance recorded:
Commercial, financial, and
agricultural:
Commerical	—	—	—	—	—	—
Financial	—	—	—	—	—	—
Agricultural	—	—	—	—	—	—
Equity lines	—	—	—	—	—	—
Other	—	—	—	—	—	—
Commercial real estate:
Owner occupied	—	—	—	—	—	—
Non Owner occupied	—	—	—	—	—	—
Residential real estate:
Secured by first liens	—	—	—	—	—	—
Secured by junior liens	—	—	—	—	—	—
Acquisition, development and
construction:
Residential	—	—	—	—	—	—
Other	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
	—	—	—	—	—	—

	$32,047	26,998	—	27,953	95	95

(1) No specific allowance for credit losses is allocated to these loans since they are sufficiently collateralized or had charge-offs
(2) Excludes accrued interest receivable and loan origination fees, net due to immateriality

	December 31, 2011
	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest Income
	Balance	Investment (2)	Allocated	Investment	Recognized	Recognized
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

The following tables present the aging of the recorded investment in past due loans as of September 30, 2012 and December 31, 2011 by class of loans.

	September 30, 2012
	30 - 89 Days	90 Days or	Nonaccrual	Total	Loans Not
	Past Due	More Past Due	Loans	Past Due	Past Due	Total
	(Dollars in thousands)
Commercial, financial, and
agricultural:
Commerical	$588	—	184	772	102,311	103,083
Financial	—	—	—	—	14,950	14,950
Agricultural	—	—	652	652	8,086	8,738
Equity lines	71	—	793	864	36,429	37,293
Other	—	—	87	87	18,636	18,723
Commercial real estate:
Owner occupied	1,354	—	776	2,130	194,138	196,268
Non Owner occupied	1,496	—	11,614	13,110	123,575	136,685
Residential real estate:
Secured by first liens	3,450	—	5,511	8,961	150,282	159,243
Secured by junior liens	137	—	283	420	7,754	8,174
Acquisition, development and
construction:
Residential	67	—	—	67	41,548	41,615
Other	1,116	—	8,953	10,069	105,175	115,244
Consumer	52	—	122	174	13,567	13,741
	$8,331	—	28,975	37,306	816,451	853,757

	December 31, 2011
	30 - 89 Days	90 Days or	Nonaccrual	Total	Loans Not
	Past Due	More Past Due	Loans	Past Due	Past Due	Total
	(Dollars in thousands)
Commercial, financial, and
agricultural:
Commerical	$120	—	78	198	98,295	98,493
Financial	—	—	—	—	15,231	15,231
Agricultural	287	—	840	1,127	13,633	14,760
Equity lines	72	—	1,407	1,479	37,148	38,627
Other	—	—	—	—	4,639	4,639
Commercial real estate:
Owner occupied	1,346	—	6,216	7,562	186,458	194,020
Non Owner occupied	1,373	—	14,740	16,113	122,533	138,646
Residential real estate:
Secured by first liens	1,870	—	4,386	6,256	143,981	150,237
Secured by junior liens	251	—	167	418	8,367	8,785
Acquisition, development and
construction:
Residential	—	—	201	201	39,707	39,908
Other	992	—	14,531	15,523	112,619	128,142
Consumer	73	—	331	404	14,008	14,412
	$6,384	—	42,897	49,281	796,619	845,900

Troubled Debt Restructurings:

The Company has troubled debt restructurings (TDRs) with a balance of $2,055 and $4,151 included in impaired loans at September 30, 2012 and December 31, 2011, respectively.  No specific reserves were allocated to customers whose loan terms had been modified in TDRs as of September 30, 2012 and December 31, 2011.  The Company is not committed to lend additional amounts as of September 30, 2012 and December 31, 2011 to customers with outstanding loans that are classified as TDRs.  The following tables present TDRs as of September 30, 2012 and December 31, 2011.

	September 30, 2012
		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding
	Loans	Recorded Investment	Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings:
Commercial, financial, and
agricultural:
Commerical	-	$-	$-
Financial	-	-	-
Agricultural	-	-	-
Equity lines	-	-	-
Other	-	-	-
Commercial real estate:
Owner occupied	1	192	181
Non Owner occupied	3	1,023	912
Residential real estate:
Secured by first liens	5	877	728
Secured by junior liens	2	281	201
Acquisition, development and
construction:
Residential	-	-	-
Other	-	-	-
Consumer	1	80	33
	12	$2,453	$2,055

	December 31, 2011
		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding
	Loans	Recorded Investment	Recorded Investment
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

During the periods ended September 30, 2012 and 2011, the terms of certain loans were modified as TDRs.  The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

Modifications involving a reduction of the stated interest rate of the loan were for rate reductions ranging from 2.00% to 5.00%.  Modifications involving an extension of the maturity date were for periods ranging from 2 months to 84 months.

The following table presents loans by class modified as TDRs that occurred during the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding	Number of	Outstanding	Outstanding
	Loans	Recorded Investment	Recorded Investment	Loans	Recorded Investment	Recorded Investment
	(Dollars in thousands)			(Dollars in thousands)
Troubled Debt Restructurings:
Commercial, financial, and
agricultural:
Commerical	-	$-	$-	1	$72	$72
Financial	-	-	-	-	-	-
Agricultural	-	-	-	-	-	-
Equity lines	-	-	-	-	-	-
Other	-	-	-	-	-	-
Commercial real estate:
Owner occupied	-	-	-	1	193	187
Non Owner occupied	-	-	-	-	-	-
Residential real estate:
Secured by first liens	1	130	91	1	161	161
Secured by junior liens	-	-	-	-	-	-
Acquisition, development and
construction:
Residential	-	-	-	-	-	-
Other	-	-	-	-	-	-
Consumer	-	-	-	1	33	32
	1	$130	$91	4	$459	$452

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding	Number of	Outstanding	Outstanding
	Loans	Recorded Investment	Recorded Investment	Loans	Recorded Investment	Recorded Investment
	(Dollars in thousands)			(Dollars in thousands)
Troubled Debt Restructurings:
Commercial, financial, and
agricultural:
Commerical	-	$-	$-	1	$72	$72
Financial	-	-	-	-	-	-
Agricultural	-	-	-	-	-	-
Equity lines	-	-	-	-	-	-
Other	-	-	-	-	-	-
Commercial real estate:
Owner occupied	-	-	-	3	711	580
Non Owner occupied	1	208	197	1	76	75
Residential real estate:
Secured by first liens	1	130	91	5	1,044	552
Secured by junior liens	1	185	130	2	143	83
Acquisition, development and
construction:
Residential	-	-	-	-	-	-
Other	-	-	-	-	-	-
Consumer	1	80	33	2	53	51
	4	$603	$451	14	$2,099	$1,413

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.  During the nine months ended September 30, 2012, one consumer loan with a recorded investment of $18 prior to default resulted in an $18 charge-off during the first quarter of 2012 and the default occurred within the twelve month period following the loan modification.  During the nine months ended September 30, 2011, one residential real estate loan with a recorded investment of $46 prior to default resulted in a $36 charge-off during the third quarter of 2011 with the remaining balance transferred into OREO.  The default occurred within the twelve month period following the loan modification.  As of September 30, 2012, all other TDRs are performing according to their modified terms.

The TDRs described above increased the allowance for loan losses by $39 and $118 for the three and nine months ended September 30, 2012 and resulted in charge-offs of $39 and $118 for the three and nine months ended September 30, 2012, respectively.

For the three and nine months ended September 30, 2011, the TDRs described above increased the allowance for loan losses by $147 and $387 and resulted in charge-offs of $102 and $342 for the three and nine months ended September 30, 2011, respectively.

Charge-offs on such loans are factored into the rolling historical loss rate, which is used in the calculation of the allowance for loan losses.

The terms of certain other loans were modified during the nine month period ended September 30, 2012 and 2011 that did not meet the definition of a TDR.  These loans have a total recorded investment as of September 30, 2012 and 2011 of $8,894 and $10,453 respectively.  The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification.  This evaluation is performed under the Company’s internal underwriting policy.

Certain loans which were modified during the nine month period ended September 30, 2012 and 2011 and did not meet the definition of a TDR, as the modification was a delay in a payment that was considered to be insignificant, had delays in payment ranging from 30 days to 3 months in 2012 and 2011.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  As of September 30, 2012 and December 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows.

	September 30, 2012
	Pass	Watch	Substandard	Doubtful
	(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$91,862	8,052	3,169	—
Financial	12,000	2,950	—	—
Agricultural	7,083	—	1,655	—
Equity lines	34,541	1,245	1,507	—
Other	18,272	325	126	—
Commercial real estate:
Owner occupied	171,687	15,141	9,440	—
Non Owner occupied	113,284	8,548	14,853	—
Residential real estate:
Secured by first liens	140,427	11,332	7,484	—
Secured by junior liens	7,593	226	355	—
Acquisition, development and construction:
Residential	40,602	1,013	—	—
Other	79,713	18,243	17,288	—
Consumer	13,267	285	189	—
	$730,331	67,360	56,066	—

	December 31, 2011
	Pass	Watch	Substandard	Doubtful
	(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$89,345	4,701	4,447	—
Financial	12,953	2,278	—	—
Agricultural	11,961	604	2,195	—
Equity lines	35,711	1,095	1,821	—
Other	4,269	327	43	—
Commercial real estate:
Owner occupied	165,171	15,780	13,069	—
Non Owner occupied	109,033	12,118	17,495	—
Residential real estate:
Secured by first liens	130,825	11,208	8,204	—
Secured by junior liens	8,069	329	387	—
Acquisition, development and construction:
Residential	38,890	817	201	—
Other	97,841	7,945	22,356	—
Consumer	13,685	316	411	—
	$717,753	57,518	70,629	—

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

Assets and Liabilities Measured on a Recurring Basis

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as of September 30, 2012 and December 31, 2011.

	Sept. 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Available-for-sale securities
Obligations of U.S.
Government agencies	$197,412	104,049	93,363	-
Obligations of states and
political subdivisions	132,164	-	132,164	-
Mortgage-backed securities
U.S. GSE’s MBS - residential	141,448	-	141,448	-
U.S. GSE’s CMO	119,112	-	119,112	-
Other CMO	1,958	-	201	1,757
Corporate bonds	83,995	-	83,888	107
Total available-for-sale securities	$676,089	104,049	570,176	1,864

Loans held for sale	29,166	-	29,166	-

Mortgage banking derivatives	120	-	120	-

	$705,375	104,049	599,462	1,864

Liabilities:
Interest rate swap derivatives	2,589	-	2,589	-
	$2,589	-	2,589	-

	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
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

Transfers between Level 1 and Level 2:

During the nine months ended September 30, 2012, four U.S. agency securities were transferred out of Level 2 and into Level 1.  The Company’s policy is to recognize transfers into or out of a level as of the end of the reporting period.  These four securities with a market value of $13,533 as of September 30, 2012 were transferred on September 30, 2012.  During the nine months ended September 30, 2011, six U.S. agency securities were transferred out of Level 2 and into Level 1.  Three of these securities with a market value of $8,379 as of March 31, 2011 were transferred on March 31, 2011 and three of these securities with a market value of $7,185 as of June 30, 2011 were transferred on June 30, 2011.

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

The tables below present a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of September 30, 2012 and 2011.

	Total	Other CMO	Corporate bonds
	(Dollars in thousands)

Beginning balance, January 1, 2012	$4,349	$1,908	$2,441
Total gains or losses (realized/unrealized)
Included in earnings
Gain (loss) on sales	-	-	-
Other-than-temporary impairment	(9)	(9)	-
Included in other comprehensive income	(49)	(142)	93
Purchases, sales, issuances and settlements
Purchases	-	-	-
Sales	(1,500)	-	(1,500)
Issuances	-	-	-
Settlements	-	-	-
Transfers into Level 3	-	-	-
Transfers out of Level 3	(927)	-	(927)

Ending balance, September 30, 2012	$1,864	$1,757	$107

	Total	Other CMO	Corporate bonds
	(Dollars in thousands)

Beginning balance, January 1, 2011	$13,657	$2,919	$10,738
Total gains or losses (realized/unrealized)
Included in earnings
Gain (loss) on sales	-	-	-
Other-than-temporary impairment	(102)	(102)	-
Included in other comprehensive income	(1,673)	(659)	(1,014)
Purchases, sales, issuances and settlements
Purchases	-	-	-
Sales	-	-	-
Issuances	-	-	-
Settlements	-	-	-
Transfers into Level 3	-	-	-
Transfers out of Level 3	(7,278)	-	(7,278)

Ending balance, September 30, 2011	$4,604	$2,158	$2,446

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

On a quarterly basis, the Company selects a random sample of investment security valuations, as determined by the independent third party, to validate pricing and level assignments.

The following table presents quantitative information about level 3 fair value measurements at September 30, 2012.

	Sept. 30,	Valuation	Unobservable	Range
	2012	Technique	Inputs	(Weighted Avg)
	(Dollars in thousands)
Available-for-sale securities
Mortgage-backed securities
Other CMO	1,757	discounted cash flow	voluntary prepayment rate	5.00% - 10.00%	(5.99%)
			constant default rate	31.18% - 8.96%	(16.70%)
			loss severity	55.00%
			yield	10.00%

Corporate bonds	107	discounted cash flow	yield	10.00%

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

The table below summarizes changes in unrealized gains and losses recorded in earnings for the nine months ended September 30, 2012 and 2011 for Level 3 assets that are still held at September 30, 2012 and 2011.

	Other CMO
	2012	2011
	(Dollars in thousands)

Changes in unrealized gains
(losses) included in earnings	$(9)	$(102)
Other changes in fair value	-	-
	$(9)	$(102)

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2012 and December 31, 2011 are summarized below.

	Sept. 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired loans (1)
Commercial, financial, and agricultural	$129	-	-	129
Real estate:
Commercial	3,103	-	-	3,103
Residential	4,416	-	-	4,416
Acquisition, development and construction	8,134	-	-	8,134
Consumer installment	33	-	-	33
	$15,815	-	-	15,815

Other real estate owned
Real estate:
Commercial	46	-	-	46
Acquisition, development and construction	374	-	-	374
	$420	-	-	420

	$16,235	-	-	16,235

(1) Includes loans directly charged down to fair value.

	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)

Assets:
Impaired loans
Commercial, financial, and agricultural	$130	-	-	130
Real estate:
Commercial	8,426	-	-	8,426
Residential	3,602	-	-	3,602
Acquisition, development and
construction	4,984	-	-	4,984
Consumer installment	123	-	-	123
	$17,265	-	-	17,265
Other real estate owned
Real estate:
Commercial	146	-	-	146
Residential	444	-	-	444
Acquisition, development and
construction	3,701	-	-	3,701
	$4,291	-	-	4,291

	$21,556	-	-	21,556

The following represents impairment charges recognized during the period:

Impaired loans, which are measured for impairment using the fair value of collateral for collateral dependent loans, had a carrying amount of $15,815, resulting in an additional provision for loan losses of $1,379 and $3,758 for the three and nine months ended September 30, 2012.  Impaired loans that are not carried at fair value had a carrying amount of $11,183 at September 30, 2012.

As of December 31, 2011, impaired loans had a carrying amount of $17,532, with a valuation allowance of $267, resulting in an additional provision for loan losses of $5,712 for the year ending 2011.  Impaired loans that are not carried at fair value had a carrying amount of $24,522 at December 31, 2011.

Other real estate owned, which is carried at fair value less costs to sell, was $420 which consisted of the outstanding balance of $1,189, less a valuation allowance of $769, resulting in a write down of $107 and $604 for the three and nine months ended September 30, 2012.

As of December 31, 2011, other real estate owned was $4,291 which consisted of the outstanding balance of $6,829, less a valuation allowance of $2,538, resulting in a write down of $1,464 for the year ending 2011.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2012.

	Sept. 30,	Valuation	Unobservable	Range
	2012	Techniques	Inputs	(Weighted Avg)
	(Dollars in thousands)
Impaired loans
Commercial, financial, and agricultural	129	liquidation value
		of inventory

Real estate:
Commercial	3,103	sales comparison	adjustment for	0.00% - 79.65% (26.62%)
			differences between
			the comparable sales

		income approach	capitalization rate	8.50% - 10.00% (9.33%)

Residential	4,416	sales comparison	adjustment for	0.04% - 49.15% (12.09%)
			differences between
			the comparable sales

Acquisition, development and
construction	8,134	sales comparison	adjustment for	0.00% - 63.33% (14.23%)
			differences between
			the comparable sales

		income approach	discount rate	12.00% - 17.00% (15.16%)

Consumer installment	33	PV of expected
		future cash flows

Other real estate owned
Real estate:
Commercial	46	sales comparison	adjustment for	30.60% - 54.50% (42.55%)
			differences between
			the comparable sales

Acquisition, development and
construction	374	sales comparison	adjustment for	0.00% - 39.95% (21.27%)
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

(h)	Commitments

The difference between the carrying values and fair values of commitments to extend credit are not significant and are not disclosed.

The carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012
	Carrying	Fair Value Measurements
	amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$54,167	54,167	54,167	-	-
Loans, net	809,010	811,751	-	-	811,751
Restricted equity securities	5,296	N/A
Financial liabilities:
Deposits with stated maturities	403,544	405,698	-	405,698	-
Deposits without stated maturities	1,032,799	1,032,799	1,032,799	-	-
Securities sold under
repurchase agreements	654	654	654	-	-
Advances from FHLB	64,000	71,177	-	71,177	-
Subordinated debentures	21,547	13,929	-	-	13,929

	December 31, 2011
	Carrying	Estimated
	amount	fair value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$69,841	69,841
Loans, net	799,699	799,590
Restricted equity securities	5,086	N/A
Financial liabilities:
Deposits with stated maturities	411,085	413,885
Deposits without stated maturities	1,008,137	1,008,137
Securities sold under
repurchase agreements	701	701
Advances from FHLB	39,000	45,262
Subordinated debentures	22,947	15,169

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

During May 2011, the Company entered into two interest rate swaps with notional amounts totaling $10,000 which were designated as cash flow hedges of certain subordinated debentures and were determined to be fully effective during all periods presented.  As such, no amount of ineffectiveness has been included in net income.  Therefore, the aggregate fair value of the swaps is recorded in other liabilities with changes in fair value recorded in other comprehensive income.  The Company expects the hedges to remain highly effective during the remaining terms of the swaps.
Summary information about the interest rate swaps designated as cash flow hedges as of September 30, 2012 and December 31, 2011 is as follows:

	September 30, 2012	December 31, 2011
	(Dollars in thousands)

Notional Amounts	$10,000	$10,000
Weighted average pay rates	5.35%	5.35%
Weighted average receive rates	1.79%	1.95%
Weigted average maturity	16.33 years	16.75 years
Unrealized losses	$2,589	$2,262

The swaps were forward starting and had effective dates of March 15, 2012 and June 15, 2012.  Interest expense recorded on these swap transactions totaled $146 at September 30, 2012 and is reported as a component of interest expense in other borrowings. If the fair value falls below specified levels, the Company is required to pledge collateral against these derivative contract liabilities.  As of September 30, 2012, the Company had pledged $2,950 with the counterparty.  Under certain circumstances, including a downgrade of its credit rating below specified levels, the counterparty is required to pledge collateral against these derivative contract liabilities.  As of September 30, 2012, no collateral had been received from the counterparty.

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

The Company’s services include the origination of residential and commercial real estate loans, construction and development loans, and commercial and consumer loans.  The Company also offers a variety of deposit programs, including noninterest-bearing demand, interest checking, money management, savings, and time deposits.  In the primary market area, Augusta-Richmond County, GA-SC metropolitan area, the Company had 19.26% of all deposits and was the second largest depository institution at June 30, 2012, as cited from the Federal Deposit Insurance Corporation’s (“FDIC”) website.  Securities sold under repurchase agreements are also offered.  Additional services include wealth management, trust, retail investment, and mortgage.  As a matter of practice, most mortgage loans are sold in the secondary market; however, some mortgage loans are placed in the portfolio based on asset/liability management strategies.  The Company continues to concentrate on increasing its market share through various new deposit and loan products and other financial services and by focusing on the customer relationship management philosophy.  The Company is committed to building life-long relationships with its customers, employees, shareholders, and the communities it serves.

The Company’s primary source of income is from its lending activities followed by interest income from its investment activities, service charges and fees on deposits, and gain on sales of mortgage loans in the secondary market.  Interest income on loans decreased during the first nine months of 2012 as compared to the first nine months of 2011 due primarily to decreased loan yields and to a lesser extent reduced volume.  Interest income on investment securities was relatively the same but with declining yields offset by a larger investment portfolio.  Decreases in consumer non-sufficient funds (“NSF”) income on retail checking accounts, due primarily to decreased economic activity, were mostly offset by increases in such fees on commercial accounts and also from increased ATM/Debit card income for the first nine months of 2012.  For the nine month period, gain on sales of loans increased due to increased mortgage originations and refinancing activity during the first nine months of the year.  Investment securities gains increased on a net basis during the first nine months of 2012 as compared to the same period last year due in part to selected sales of higher duration securities to reduce exposure to rising interest rates and the reduction of other-than-temporary losses during the first nine months of 2012.

Table 1 - Selected Financial Data

	September 30,	December 31,	September 30,
	2012	2011	2011
	(Dollars in thousands)

Assets	$1,673,105	$1,614,773	$1,609,426
Investment securities	676,089	603,759	596,936
Loans	853,927	846,010	838,777
Deposits	1,436,343	1,419,222	1,401,272

Annualized return on average total assets	0.85%	0.69%	0.67%
Annualized return on average equity	11.32%	10.23%	10.18%

Although the Company continues to focus on the net interest margin, regulatory capital levels, liquidity management, asset quality and risk mitigation, the Company is also focused on generating loans to offset declining investment portfolio yields.  Asset levels have increased slightly and are the result primarily of increased investment portfolio balances over the comparable periods in an effort to maintain net interest income.

Annualized return on average total assets and annualized return on average equity have improved in 2012 as compared to 2011.  The increased returns were due primarily to reduced provision for loan losses, increased sales of mortgage loans and increased net interest income. Partially offsetting these were increased salaries and employee expenses and other real estate losses. Net income for the nine months ended September 30, 2012 was $10,539 compared to $8,031 for the same period in 2011.

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

Fair Value of Financial Instruments

A significant portion of the Company’s assets are financial instruments carried at fair value. This includes securities available-for-sale, loans held for sale, certain impaired loans, mortgage banking derivatives, interest rate swap derivatives and other real estate owned. At September 30, 2012 and December 31, 2011 the percentage of total assets measured at fair value was 43.13% and 40.52%, respectively. The majority of assets carried at fair value are based on either quoted market prices or market prices for similar instruments. At September 30, 2012, 2.51% of assets measured at fair value were based on significant unobservable inputs. This represents approximately 1.08% of the Company’s total assets. See Note 4 “Fair Value Measurements” in the “Notes to Consolidated Financial Statements” herein for additional disclosures regarding the fair value of financial instruments.

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

Investment Securities

The fair values for available-for-sale securities are generally based upon quoted market prices or observable market prices for similar instruments. These values take into account recent market activity as well as other market observable data such as interest rate, spread and prepayment information. When market observable data is not available, which generally occurs due to the lack of liquidity for certain securities, the valuation of the security is subjective and may involve substantial judgment. The Company conducts periodic reviews to identify and evaluate each available-for-sale security that has an unrealized loss for other-than-temporary impairment. An unrealized loss exists when the fair value of an individual security is less than its amortized cost basis. The primary factors the Company considers in determining whether an impairment is other-than-temporary are the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and whether the Company intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis.  As of September 30, 2012, the Company had approximately $1,864 of available-for-sale securities, which is approximately 0.11% of total assets, valued using unobservable inputs (Level 3). These securities were primarily non-agency mortgage-backed securities and single issuer subordinated debentures issued by financial institutions.

Results of Operations

Net income for the first nine months of 2012 was $10,539, an increase of $2,508 compared with net income of $8,031 for the first nine months of 2011.  The change in net income was primarily due to reduced provision for loan losses, increased gain on sales of mortgage loans and increased net interest income offset in part by increased operating expenses.

Noninterest income increased $2,073 or 14.85% for the nine months ended September 30, 2012 and resulted primarily from increased gain on sales of loans and investment securities.  Retail investment income, trust fees and cash surrender value of bank-owned life insurance also increased over the comparable periods.  The increase in gain on sales of loans was primarily due to increased origination volumes and spreads during the first nine months of 2012.  Retail investment income increased due to increased brokerage activity and assets under management.  Net investment securities gains year to date are $432 as compared to net securities gains of $267 in 2011.

Noninterest expense totaled $32,780 for the nine months ended September 30, 2012, an increase of $2,320, or 7.62% compared to the same period ended September 30, 2011.  Notable changes included an increase in salaries and other personnel expense of $2,136, an increase of $219 in other real estate losses and a decrease in FDIC insurance of $175.

Table 2 - Selected Balance Sheet Data

	September 30,	December 31,	Variance
	2012	2011	Amount	%
	(Dollars in thousands)
Cash, due from banks
and interest-bearing deposits	$54,167	$69,841	$(15,674)	(22.44%)
Investment securities	676,089	603,759	72,330	11.98%
Loans	853,927	846,010	7,917	0.94%
Other real estate owned	4,067	6,209	(2,142)	(34.50%)
Assets	1,673,105	1,614,773	58,332	3.61%
Deposits	1,436,343	1,419,222	17,121	1.21%
Securities sold under repurchase agreements	654	701	(47)	(6.70%)
Advances from Federal Home Loan Bank	64,000	39,000	25,000	64.10%
Liabilities	1,540,402	1,497,744	42,658	2.85%
Stockholders' equity	132,703	117,029	15,674	13.39%

Table 2 highlights significant changes in the balance sheet at September 30, 2012 as compared to December 31, 2011.  Total assets increased $58,332 and reflect an increase in investment securities of $72,330 coupled with an decrease in cash, due from banks and interest bearing deposits of $15,674.  Total liabilities increased $42,658 and reflect an increase in deposits of $17,121 and an increase in advances from Federal Home Loan Bank of $25,000.

The Company has continued to maintain a relatively high level of liquid funds in light of current economic conditions but has elected to invest a portion of these funds and funds obtained through deposit growth and loan repayments into the investment portfolio.  Loan demand was weak during the first nine months of 2012 and resulted in a minor increase in loans of $7,917 or 0.94%. The change in investment securities during the year included maturities and calls of bonds and selected sales of high duration securities for interest rate risk management purposes. These changes coupled with reinvestment of proceeds contributed to the average yield of the taxable investment portfolio declining from 3.00% to 2.61%. The yield on the tax exempt portfolio declined from 4.04% to 3.43% and resulted primarily from additions to the portfolio with lower yielding securities.

The $17,121 increase in deposits was primarily in savings accounts and demand deposits. Brokered deposits remained relatively unchanged and totaled $155,955 at September 30, 2012 compared to $153,560 at December 31, 2011.  Savings and money market accounts increased $21,917, noninterest-bearing accounts increased $13,802, NOW accounts decreased $11,057 and non brokered retail time deposits decreased $9,936.

The annualized return on average assets for the Company was 0.85% for the nine months ended September 30, 2012, compared to 0.67% for the same period last year.

The annualized return on average stockholders’ equity was 11.32% for the nine months ended September 30, 2012, compared to 10.18% for the same period last year.

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

Table 3 - Average Balances, Income and Expenses, Yields and Rates

	Three Months Ended Sept 30, 2012			Three Months Ended Sept 30, 2011
	Average Amount	Annualized Average Yield or Rate	Amount Paid or Earned	Average Amount	Annualized Average Yield or Rate	Amount Paid or Earned
	(Dollars in thousands)
Interest-earning assets:
Loans	$875,801	5.27%	$11,742	$877,342	5.66%	$12,636
Investment securities
Taxable	567,698	2.46%	3,491	520,963	3.03%	3,940
Tax-exempt	76,842	3.35%	643	53,117	3.84%	510
Interest-bearing deposits in other banks	11,112	0.54%	15	17,997	0.47%	22
Total interest-earning assets	$1,531,453	4.09%	$15,891	$1,469,419	4.60%	$17,108

Interest-bearing liabilities:
Deposits	$1,265,737	0.70%	$2,227	$1,262,385	1.06%	$3,381
Securities sold under repurchase
agreements	728	0.41%	1	642	0.62%	1
Other borrowings	83,938	3.23%	683	74,947	3.37%	637
Total interest-bearing liabilities	$1,350,403	0.86%	$2,911	$1,337,974	1.19%	$4,019

Net interest margin/income:		3.34%	$12,980		3.51%	$13,089

Table 4 - Average Balances, Income and Expenses, Yields and Rates

	Nine Months Ended Sept 30, 2012			Nine Months Ended Sept 30, 2011
	Average Amount	Annualized Average Yield or Rate	Amount Paid or Earned	Average Amount	Annualized Average Yield or Rate	Amount Paid or Earned
	(Dollars in thousands)
Interest-earning assets:
Loans	$869,602	5.30%	$34,960	$879,489	5.73%	$38,090
Investment securities
Taxable	558,787	2.61%	10,934	525,168	3.00%	11,830
Tax-exempt	72,551	3.43%	1,867	47,849	4.04%	1,450
Interest-bearing deposits in other banks	19,689	0.42%	62	28,008	0.44%	93
Total interest-earning assets	$1,520,629	4.16%	$47,823	$1,480,514	4.61%	$51,463

Interest-bearing liabilities:
Deposits	$1,271,807	0.77%	$7,318	$1,271,616	1.19%	$11,289
Securities sold under repurchase
agreements	1,961	0.61%	9	670	1.04%	5
Other borrowings	78,381	3.25%	1,911	78,470	3.43%	2,014
Total interest-bearing liabilities	$1,352,149	0.91%	$9,238	$1,350,756	1.32%	$13,308

Net interest margin/income:		3.35%	$38,585		3.41%	$38,155

Third Quarter 2012 compared to Third Quarter 2011:

Net interest income decreased $109 (0.83%) during the three month period as compared to the same period in 2011.  Loan interest income decreased $894 (7.07%) in the three month period primarily as a result of decreased yields and slightly lower volumes.  Nonaccrual loans resulted in the reversal of $24 in interest income compared to $59 in 2011.  Deposit interest expense decreased $1,154 (34.13%) in the three month period primarily as a result of declining deposit costs on the Company’s checking and savings account products.  Due to these reductions and the low interest rate environment, the quarterly annualized average rate of interest bearing liabilities decreased from 1.19% at September 30, 2011 to 0.86% at September 30, 2012.

The Company’s net interest margin for the quarter was 3.34% as compared to 3.51% for the 2011 quarter.  The decrease in the net interest margin for the three month period was impacted primarily by declining loans, loan yields and investment portfolio yields offset in part by decreased costs of interest bearing deposits.  In addition, the Company added to both its taxable and tax exempt investment securities portfolios. Average taxable investment securities increased $46,735 (8.97%) while the average yield decreased from 3.03% to 2.46%. Average tax exempt investment securities increased $23,725 (44.67%) while the average yield decreased from 3.84% to 3.35%. Average loans decreased $1,541 (0.18%) with the average yield decreasing from 5.66% to 5.27%. Average interest bearing deposits increased $3,352 (0.27%) while the average rate paid decreased from 1.06% to 0.70%.

Nine Months Ended 2012 compared to Nine Months Ended 2011:

Net interest income increased $430 (1.13%) during the nine month period as compared to the same period in 2011.  Loan interest income decreased 3,130 (8.22%) in the nine month period primarily as a result of decreased yields and slightly lower volumes.  Nonaccrual loans resulted in the reversal of $225 in interest income compared to $233 in 2011.  Deposit interest expense decreased $3,971 (35.18%) in the nine month period primarily as a result of declining deposit costs on the Company’s checking and savings account products.  Due to these reductions and the low interest rate environment, the annualized average rate of interest bearing liabilities decreased from 1.32% at September 30, 2011 to 0.91% at September 30, 2012.

The Company’s net interest margin for the nine months ended September 30, 2012 was 3.35% as compared to 3.41% for the nine months ended September 30, 2011.  The minor change in the net interest margin for the nine month period was impacted primarily by decreased costs of interest bearing deposits offset in part by declining loans, loan yields and investment portfolio yields. In addition, the Company added to both its taxable and tax exempt portfolios. Average taxable investment securities increased $33,619 (6.40%) while the average yield decreased from 3.00% to 2.61%. Average tax exempt investment securities increased $24,702 (51.62%) while the average yield decreased from 4.04% to 3.43%. Average loans decreased $9,887 (1.12%) with the average yield decreasing from 5.73% to 5.30%. Average interest bearing deposits increased $191 (0.02%) while the average rate paid decreased from 1.19% to 0.77%. Average other borrowings decreased $89 (0.01%) and the average rate paid decreased from 3.43% to 3.25%.

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

Table 5- Rate/Volume Analysis

	Three Months Ended
	September 30, 2012 compared to September 30, 2011
	Increase (Decrease) due to

	Volume	Rate	Combined	Total
Interest-earning assets:	(Dollars in thousands)
Loans	(22)	(873)	1	(894)
Investment securities
Taxable	353	(736)	(66)	(449)
Tax-exempt	228	(66)	(29)	133
Interest-bearing deposits in other banks	(8)	2	(1)	(7)
Total interest-earning assets	551	(1,673)	(95)	(1,217)

Interest-bearing liabilities:
Deposits	9	(1,160)	(3)	(1,154)
Securities sold under repurchase
agreements	-	-	-	-
Other borrowings	76	(27)	(3)	46
Total interest-bearing liabilities	85	(1,187)	(6)	(1,108)

Net change in net interest income				$(109)

Table 6 - Rate/Volume Analysis

	Nine Months Ended
	September 30, 2012 compared to September 30, 2011
	Increase (Decrease) due to

	Volume	Rate	Combined	Total
Interest-earning assets:	(Dollars in thousands)
Loans	(428)	(2,733)	31	(3,130)
Investment securities
Taxable	757	(1,554)	(99)	(896)
Tax-exempt	749	(219)	(113)	417
Interest-bearing deposits in other banks	(28)	(4)	1	(31)
Total interest-earning assets	1,050	(4,510)	(180)	(3,640)

Interest-bearing liabilities:
Deposits	2	(3,972)	(1)	(3,971)
Securities sold under repurchase
agreements	10	(2)	(4)	4
Other borrowings	(2)	(101)	0	(103)
Total interest-bearing liabilities	10	(4,075)	(5)	(4,070)

Net change in net interest income				$430

Provision for Loan Losses

The provision for loan losses is the charge to operating earnings necessary to maintain the allowance for loan losses at a level which, in management’s estimate, is adequate to cover the estimated amount of probable incurred losses in the loan portfolio.  The provision for loan losses totaled $2,401 for the three months ended September 30, 2012 compared to $3,535 for the three months ended September 30, 2011 and $6,567 for the nine months ended September 30, 2012 compared to $10,198 for the same period in 2011.  See “Allowance for Loan Losses” for further analysis of the provision for loan losses.

Noninterest Income

Table 7 - Noninterest Income

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
	2012	2011	Amount	%	2012	2011	Amount	%
	(Dollars in thousands)				(Dollars in thousands)

Service charges and fees on deposits	$1,733	$1,729	$4	0.23%	$5,029	$5,057	$(28)	(0.55)%
Gain on sales of loans	2,874	2,097	777	37.05%	6,896	5,024	1,872	37.26%
Gain (loss) on sale of fixed assets, net	4	-	4	N/A	10	17	(7)	(41.18)%
Investment securities gains (losses), net
of other-than-temporary impairment	(37)	210	(247)	(117.62)%	432	267	165	61.80%
Retail investment income	420	444	(24)	(5.41)%	1,447	1,408	39	2.77%
Trust services fees	280	284	(4)	(1.41)%	857	849	8	0.94%
Earnings from cash surrender value of
bank-owned life insurance	305	302	3	0.99%	831	768	63	8.20%
Miscellaneous income	169	169	-	0.00%	535	574	(39)	(6.79)%
Total noninterest income	$5,748	$5,235	$513	9.80%	$16,037	$13,964	$2,073	14.85%

Third Quarter 2012 compared to Third Quarter 2011:

Noninterest income increased $513 (9.80%) during the three month period as compared to the same period in 2011.  The most significant change for the three month period was an increase in gain on sales of loans due to increased mortgage originations. Gain on sales of loans increased $777 (37.05%).  A decrease in investment securities gains, net of other-than-temporary impairment of $247 partially offset the increase. Service charges and fees on deposits were flat and marked by decreased consumer overdraft fees offset in part by increased interchange fees and commercial overdraft fees. Trust service fees and retail investment income decreased slightly in the comparable quarters.

Nine Months Ended 2012 compared to Nine Months Ended 2011:

Noninterest income increased $2,073 (14.85%) during the nine month period as compared to the same period in 2011.  The most significant change for the nine month period was an increase in gain on sales of loans due to increased mortgage originations. Gain on sales of loans increased $1,872 (37.26%).  Also contributing to the increase was an increase in investment securities gains, net of other-than-temporary impairment of $165. In addition retail investment income increased $39 (2.77%) due to higher retail brokerage activity and earnings from cash surrender value of life insurance increased $63 (8.20%) compared to September 30, 2011. Service charges and fees on deposits decreased $28 (0.55%) primarily due to decreased consumer overdraft fees offset in part by increased interchange fees and commercial overdraft fees.

Noninterest Expense
Table 8 - Noninterest Expense

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
	2012	2011	Amount	%	2012	2011	Amount	%
	(Dollars in thousands)				(Dollars in thousands)
Salaries and other
personnel expense	$6,604	$5,990	$614	10.25%	$19,344	$17,208	$2,136	12.41%
Occupancy expenses	1,014	1,088	(74)	(6.80)%	3,111	3,315	(204)	(6.15)%
Marketing & business development	422	341	81	23.75%	1,199	1,040	159	15.29%
Processing expense	519	457	62	13.57%	1,439	1,277	162	12.69%
Legal and professional fees	346	446	(100)	(22.42)%	1,167	1,189	(22)	(1.85)%
Data processing expense	359	453	(94)	(20.75)%	1,092	1,191	(99)	(8.31)%
FDIC insurance	398	374	24	6.42%	1,177	1,352	(175)	(12.94)%
Loss (gain) on sale of other real estate	(204)	9	(213)	(2366.67)%	648	222	426	191.89%
Provision for other real estate losses	107	563	(456)	(80.99)%	604	811	(207)	(25.52)%
Other operating expenses	1,047	901	146	16.20%	2,999	2,855	144	5.04%
Total noninterest expense	$10,612	$10,622	$(10)	(0.09)%	$32,780	$30,460	$2,320	7.62%

Third Quarter 2012 compared to Third Quarter 2011:

Noninterest expense decreased $10 (0.09%) during the three month period as compared to the same period in 2011. The most significant changes for the three month period were salaries and other personnel expense which increased $614 (10.25%) due to normal merit increases to staff salaries, additions to staff in the compliance and audit areas, increased accruals for post-retirement benefit plans and incentive compensation, and increased group insurance costs.

Other real estate gains totaled $97 for the quarter compared to a net loss of $572 in the 2011 quarter resulting in a net decrease in expense of $669 for the comparable periods.  Marketing, data processing, and other operating expenses all increased slightly during the three month period as compared to the same period in 2011.

Occupancy expenses decreased $74 (6.80%) during the three month period and were primarily due to decreased depreciation expense as a result of certain assets becoming fully depreciated.

Nine Months Ended 2012 compared to Nine Months Ended 2011:

Noninterest expense increased $2,320 (7.62%) during the nine month period as compared to the same period in 2011. The most significant changes for the nine month period were salaries and other personnel expense which increased $2,136 (12.41%) during the nine month period as compared to the same period in 2011 and was due primarily to normal merit increases to staff salaries, additions to staff in the compliance and audit areas, commissions paid on retail brokerage activities due to volume, increased accruals for incentives, post-retirement benefit plans and increased group insurance costs.

Occupancy expenses decreased $204 (6.15%) during the nine month period and were primarily due to decreased depreciation expense as a result of certain assets becoming fully depreciated.

Marketing, processing, and other operating expenses all increased slightly during the nine month period as compared to the same period in 2011. Contributing to the increase were expenses related to automated teller machine processing expenses and data processing maintenance contracts and fees. The Company also increased its advertising and business development activities.

Other real estate expenses increased $219 and resulted primarily from losses related to sales of OREO and provisions for loss on sale due to updated valuations.

Income Taxes

The Company recognized income tax expense of $1,839 and $4,736 for the three and nine months ended September 30, 2012 as compared to an income tax expense of $1,243 and $3,430 for the same period in 2011.  The significant increase in pretax income resulted in an increase in income tax expense and a slightly higher effective income tax rate for the three and nine month periods.  The effective income tax rate for the three and nine months ended September 30, 2012 was 32.18% and 31.00%, respectively.

At September 30, 2012, the Company maintains net deferred tax assets of $9,751.  A valuation allowance is required for deferred tax assets if, based on available evidence, it is more likely than not that all or some portion of the asset may not be realized due to the inability to generate sufficient taxable income in the period and/or of the character necessary to utilize the benefit of the deferred tax asset.  In making this assessment, all sources of taxable income available to realize the deferred tax asset are considered including taxable income in prior carry-back years, future reversals of existing temporary differences, tax planning strategies and future taxable income exclusive of reversing temporary differences and carryforwards.  Based on management’s assessment, no valuation allowance was deemed necessary at September 30, 2012.

Loans

The following table presents the composition of the Company’s loan portfolio as of September 30, 2012 and December 31, 2011.

Table 9 - Loan Portfolio Composition

	September 30, 2012		December 31, 2011
	Amount	%	Amount	%
	(Dollars in thousands)
Commercial financial and agricultural	$182,787	21.41%	$171,750	20.30%
Real estate
Commercial	332,953	38.99%	332,666	39.32%
Residential	167,417	19.61%	159,022	18.80%
Acquisition, development
and construction	156,859	18.37%	168,050	19.86%
Total real estate	657,229	76.97%	659,738	77.98%
Consumer
Direct	13,119	1.54%	13,600	1.61%
Indirect	141	0.01%	384	0.05%
Revolving	481	0.06%	428	0.05%
Total consumer	13,741	1.61%	14,412	1.71%
Deferred loan origination costs (fees)	170	0.01%	110	0.01%
Total	$853,927	100.00%	$846,010	100.00%

At September 30, 2012, the loan portfolio is comprised of 76.97% real estate loans.  Commercial, financial and agricultural loans comprise 21.41%, and consumer loans comprise 1.61% of the portfolio.

Commercial real estate comprises 38.99% of the loan portfolio and consist of both non-owner occupied and owner occupied properties where the operations of the commercial entity provide the necessary cash flow to service the debt.  For this portion of the real estate loan portfolio, repayment is generally not dependent upon the sale of the real estate held as collateral.  Acquisition, development and construction loans comprise 18.37% of the loan portfolio and the Company has recognized significant losses in this portfolio.  The Company carefully monitors the loans in this category since the repayment of these loans is generally dependent upon the sale of the real estate in the normal course of business and can be impacted by national and local economic conditions.  New construction and absorption of existing real estate inventory in the Company’s primary market area of the Augusta-Richmond County, GA-SC MSA have slowed and prices have declined but less than the national rate. The residential category, 19.61% of the portfolio, represents those loans that the Company chooses to maintain in its portfolio rather than selling into the secondary market for marketing and competitive reasons and commercial loans secured by residential real estate.

The Company has no large loan concentrations to individual borrowers.  Unsecured loans at September 30, 2012 totaled $17,337.

Interest reserves are established for certain ADC (acquisition development and construction) loans based on the feasibility of the project, the timeframe for completion, the creditworthiness of the borrower and guarantors, and collateral.  An interest reserve allows the borrower’s interest cost to be capitalized and added to the loan balance.  As a matter of practice GB&T does not generally establish loan funded interest reserves on ADC loans; however, its loan portfolio includes five loans with interest reserves at September 30, 2012, which are fully advanced.

Underwriting for ADC loans with interest reserves follows the same process as those loans without reserves.  In order for GB&T to establish a loan-funded interest reserve, the borrower must have the ability to repay without the use of a reserve and a history of developing and stabilizing similar properties.  All ADC loans, including those with interest reserves, are carefully monitored through periodic construction site inspections by bank employees or third party inspectors to ensure projects are moving along as planned.  Management assesses the appropriateness of the use of interest reserves during the entire term of the loan as well as the adequacy of the reserve.  Collateral inspections are completed before approval of advances.  Two of these loans have been renewed; one due to delays and time needed to obtain current financial information on the guarantors and another to allow for completion of the final punch list and negotiation of the permanent loan.  None of these loans have been restructured but one is currently on nonaccrual.

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

Nonperforming Assets

Non-performing assets include nonaccrual loans, loans past due 90 days or more, restructured loans and other real estate owned.  Table 10 shows the current and prior period amounts of non-performing assets.  Non-performing assets were $33,968 at September 30, 2012, compared to $51,436 at December 31, 2011 and $37,587 at September 30, 2011.  The most significant change from September 2011 to September 2012 was a $2,682 increase in nonaccrual commercial real estate loans which are described below.

In the fourth quarter 2011 three commercial real estate loans totaling $9,560 with a common guarantor secured by first mortgages on Augusta-area franchised hotels were placed on nonaccrual. The three hotels filed for Chapter 11 bankruptcy protection to assist in resolving tax issues. The hotels continue normal daily operations and the Company has been receiving payments on its debt through the bankruptcy plan. This increase has been partially offset by a number of foreclosures and short sales of commercial real estate properties during 2012.

The increase in nonaccrual residential real estate was due primarily to one loan totaling approximately $1,065 secured by a residence which the company classified as nonaccrual in the second quarter of 2012.

There were no loans past due 90 days or more and still accruing at September 30, 2012, December 31, 2011 and September 30, 2011.

Troubled debt restructurings (TDRs) are troubled loans in which the original terms have been modified in favor of the borrower or either principal or interest has been forgiven due to deterioration in the borrower’s financial condition.  There were $2,055 in TDRs at September 30, 2012, of which $1,129 were on nonaccrual status.  TDRs totaled $4,151 at December 31, 2011, of which $1,821 were on nonaccrual status, and $4,564 at September 30, 2011, of which $2,248 were on nonaccrual status.

Table 10 - Non-Performing Assets

	September 30, 2012	December 31, 2011	September 30, 2011
	(Dollars in thousands)
Nonaccrual loans:
Commercial financial and agricultural	$1,716	$2,325	$3,847
Real Estate:
Commercial	12,390	20,956	9,708
Residential	5,794	4,553	4,215
Acquisition, development and construction	8,953	14,732	9,372
Consumer	122	331	270
Total Nonaccrual loans	28,975	42,897	27,412
Restructured loans (1)	926	2,330	2,316
Other real estate owned	4,067	6,209	7,859
Total Non-performing assets	$33,968	$51,436	$37,587

Loans past due 90 days or more
and still accruing interest	$-	$-	$-

Non-performing assets to total assets	2.03%	3.19%	2.34%

Non-performing assets to period end loans and OREO	3.96%	6.04%	4.44%

Allowance for loan loss to period end nonaccrual loans	100.44%	67.71%	107.03%

(1) Restructured loans on nonaccrual status at period end are included under nonaccrual loans in the table.

The ratio of non-performing assets to total loans and other real estate was 3.96% at September 30, 2012 compared to 6.04% at December 31, 2011 and 4.44% at September 30, 2011.  The ratio of allowance for loan losses to total nonaccrual loans was 100.44% at September 30, 2012 compared to 67.71% at December 31, 2011 and 107.03% at September 30, 2011.  The resolution of non-performing assets continues to be a priority of management.

Nonaccrual loans have increased from September 30, 2011 despite a significant decline in ADC properties that the Company has been actively addressing over the past two years.  Although the exposure has declined, a significant portion of nonaccrual loans continues to be collateral dependent ADC loans as well as commercial real estate loans.  The following table provides further information regarding the Company’s nonaccrual loans.

			Nonaccrual					Appraisal	Appraised
	Balance	Originated	Date	Trigger	Collateral	Allowance	Method	Date	Value
	(Dollars in thousands)

ADC Loan / 1-4 Family / Equity lines (1)	$1,544	03/07-09/08	11/09-09/10	delinquency	houses, lots & land	-	collateral value	03/12	$2,453
Commercial Real Estate	9,169	08/08-01/11	11/18/11	bankruptcy	hotels & restaurant	-	collateral value	12/11	14,150
ADC Loan - CSRA	6,157	03/29/11	03/11-11/11	financial condition	lots & land	-	collateral value	08/12	7,271
ADC Loan - Other	1,291	09/30/08	05/06/10	delinquency	lots & land	-	collateral value	09/12	1,534
1-4 Family Residential	1,065	01/31/07	06/27/12	financial condition	house	-	collateral value	08/12	1,380
	$19,226

Other, net	9,749
Nonaccrual loans at September 30, 2012	$28,975

(1) Cross collateralized loans to one borrower

The following table presents a roll forward of other real estate owned for the nine month periods ended September 30, 2012 and 2011, respectively.

Table 11 - Other Real Estate Owned

	2012	2011
	(Dollars in thousands)

Beginning balance, January 1	$6,209	$7,751
Additions	7,365	5,359
Increase in valuation allowance	(604)	(811)
Sales	(8,255)	(4,218)
Loss on sale of OREO	(648)	(222)
Ending balance, September 30	$4,067	$7,859

The following table provides details of other real estate owned as of September 30, 2012 and 2011, respectively.

	2012	2011
	(Dollars in thousands)
Other Real Estate:
Commercial, financial and agricultural	$-	$-
Real Estate
Commercial	3,059	644
Residential	112	865
Acquisition, development and
construction	1,665	8,862
Consumer	-	-
	4,836	10,371
Valuation allowance	(769)	(2,512)
	$4,067	$7,859

The decrease in other real estate owned is due to the continuing process of resolving problem loans.  In the first nine months of 2012, additions to other real estate owned totaled $7,365 and proceeds from sales of other real estate totaled $8,255.  In addition, there was a $604 increase to the valuation allowance primarily as a result of updated valuations on three properties.

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

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management’s analysis of risk in the loan portfolio.  Loans determined to be uncollectible are charged to the allowance for loan losses and subsequent recoveries are added to the allowance.  A provision for losses in the amount of $2,401 was charged to expense for the three months ended September 30, 2012 compared to $3,535 for the three months ended September 30, 2011 and $6,567 was charged to expense for the nine months ended September 30, 2012 compared to $10,198 for the nine months ended September 30, 2011.  Significant portions of the overall level of losses in 2012 relate to the charge off of specific reserve allowances on impaired loans.

At September 30, 2012 the ratio of allowance for loan losses to period end loans was 3.41% compared to 3.43% at December 31, 2011 and 3.50% at September 30, 2011.  The overall ratio is relatively flat from year end due in part to offsetting credit quality factors. Factors supporting a decrease in the overall level of allowance included reductions in the adjusted loss factors which was due in part to lower charge offs during the comparable periods, a reduction in total impaired loans of $15,056 or 35.80%, and an improvement in the ratio of non-performing assets to total assets which declined from 2.34% at September 30, 2011 to 2.03% at quarter end 2012. Offsetting these factors were an increase in watch and substandard credits excluding impaired loans, which increased $10,335 or 12.00%, and growth in loans collectively evaluated for impairment which increased $22,913 or 2.85%.

Net charge-offs totaled $6,511 of which $2,152, or 33.05% were related to commercial real estate loans, $1,925 or 29.56% were related to ADC loans, and $1,504 or 23.11% were related to residential mortgage real estate loans.  Of the ADC charge-offs, $928 or 48.20% were related to ADC loans in the CSRA and $997 or 51.80% were related to ADC loans in other markets.  The provisions for loan losses allocated to individual portfolio segments are affected by the calculation of average historical net loss rate factors and by the internal and external qualitative factors within each category.

Management considers the current allowance for loan losses appropriate based upon its analysis of risk in the portfolio using the methods previously discussed. Management’s judgment is based upon a number of assumptions about events which are believed to be reasonable, but which may or may not prove correct.  While it is the Company’s policy to charge off in the current period the loans in which a loss is considered probable, there are additional risks of losses which cannot be quantified precisely or attributed to a particular loan or class of loans.  Because management evaluates such factors as changes in the nature and volume of the loan portfolio, historical loss rates, overall portfolio quality, review of specific problem loans, and current economic conditions and trends that may affect a borrower’s  ability to repay, management's judgment as to the adequacy of the allowance is necessarily approximate and imprecise.  Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance will not be required.

Liquidity and Capital Resources

The Company has maintained adequate liquidity to meet operating and loan funding requirements despite the lack of such demand due to current market conditions.  The loan to deposit ratio at September 30, 2012 was 59.45% compared to 59.61% at December 31, 2011 and 59.86% at September 30, 2011.  The decrease in the loan to deposit ratio from September 30, 2011 to September 30, 2012 reflects the decreased demand for loans.  Deposits at September 30, 2012 and December 31, 2011 include $155,955 and $153,560 of brokered certificates of deposit, respectively.  GB&T has also utilized borrowings from the Federal Home Loan Bank.  GB&T maintains a line of credit with the Federal Home Loan Bank approximating 10% of its total assets.  Federal Home Loan Bank advances are collateralized by eligible first mortgage loans, commercial real estate loans and investment securities.  Federal Home Loan Bank advances totaled $64,000 at September 30, 2012.  GB&T maintains repurchase lines of credit with SunTrust Robinson Humphrey, Atlanta, Georgia, for advances up to $20,000, of which no amounts were outstanding at September 30, 2012.  GB&T has a federal funds purchased accommodation with SunTrust Bank, Atlanta, Georgia for advances up to $10,000, of which none were outstanding at September 30, 2012. GB&T also has a $10,000 repurchase line of credit with Center State Bank, Orlando, Florida, of which none were outstanding at September 30, 2012.  GB&T also has a federal funds purchased accommodation with Center State Bank for advances up to $10,000, none of which were outstanding at September 30, 2012.  Additionally, liquidity needs can be supplemented by the structuring of the maturities of investment securities and the pricing and maturities on loans and deposits offered to customers.  The Company also uses retail securities sold under repurchase agreements to fund operations.  Retail securities sold under repurchase agreements were $654 at September 30, 2012.

Stockholders’ equity to total assets was 7.93% at September 30, 2012 compared to 7.25% at December 31, 2011 and 7.17% at September 30, 2011.  The capital of the Company exceeded all required regulatory guidelines at September 30, 2012.  The Company’s Tier 1 risk-based, total risk-based and leverage capital ratios were 13.70%, 15.00%, and 8.78%, respectively, at September 30, 2012.

The following table reflects the current regulatory capital levels in more detail, including comparisons to the regulatory minimums.

Table 12 - Regulatory Capital Requirements
September 30, 2012

			Required for capital
	Actual		adequacy purposes		Excess
	Amount	Percent	Amount	Percent	Amount	Percent
Southeastern Bank Financial	(Dollars in thousands)
Corporation

Risk-based capital:
Tier 1 capital	$143,857	13.70%	41,997	4.00%	101,860	9.70%
Total capital	157,487	15.00%	83,993	8.00%	73,494	7.00%
Tier 1 leverage ratio	143,857	8.78%	65,574	4.00%	78,283	4.78%

Georgia Bank & Trust Company

Risk-based capital:
Tier 1 capital	$140,492	13.41%	41,901	4.00%	98,591	9.41%
Total capital	153,784	14.68%	83,801	8.00%	69,983	6.68%
Tier 1 leverage ratio	140,492	8.59%	73,563	4.50%	66,929	4.09%

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

Unfunded commitments to extend credit where contract amounts represent potential credit risk totaled $157,876 at September 30, 2012.  These commitments are primarily at variable interest rates.

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

Table 13 - Commitments and Contractual Obligations

	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(Dollars in thousands)
Lines of credit	$157,876	-	-	-
Lease agreements	219	396	230	-
Deposits	1,274,396	116,132	44,746	1,069
Securities sold under
repurchase agreements	654	-	-	-
FHLB advances	-	-	35,000	29,000
Subordinated debentures	-	1,547	-	20,000
Total commitments and
contractual obligations	$1,433,145	$118,075	$79,976	$50,069

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2012, there were no substantial changes in the interest rate sensitivity analysis or the sensitivity of market value of portfolio equity for various changes in interest rates calculated as of December 31, 2011.  A detailed discussion of market risk is provided in the Company’s 2011 Annual Report on Form 10-K.

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

Issuer Purchases of Equity Securities

On April 15, 2004, the Company announced the commencement of a stock repurchase program, pursuant to which it will, from time to time, repurchase up to 100,000 shares of its outstanding stock.  The program does not have a stated expiration date.  No stock repurchase programs were terminated during the third quarter of 2012.

The following table sets forth information regarding the Company’s purchases of its common stock on a monthly basis during the third quarter of 2012.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares (or Units) Yet To Be Purchased Under the Plans or Programs
July 1 through July 31, 2012	-	-	26,133	73,867
August 1 through August 31, 2012	-	-	26,133	73,867
September 1 through September 30, 2012	6,000	13.91	32,133	67,867
Total	6,000	13.91	32,133	67,867

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Interactive Data Files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 in XBRL (eXtensible Business Reporting Language).  Pursuant to Regulation 406T of Regulation S-T, these Interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

SOUTHEASTERN BANK FINANCIAL CORPORATION
Form 10-Q Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Date: October 26, 2012	By:	/s/ Darrell R. Rains
Darrell R. Rains Group Vice President, Chief Financial Officer (Duly Authorized Officer of Registrant and Principal Financial Officer)