Form 10-K
period 2012-12-31
Southeastern Bank Financial CORP
filed 2013-02-27
CIK 880116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.Yes ☐ No ☒

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

Large accelerated filer ☐	Accelerated filer ☐
(do not check if smaller reporting company)

Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $44,046,730 based on the closing sale price of $14.00 per share as reported on the Over the Counter Bulletin Board.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 22, 2013
Common Stock, $3 par value per share	6,678,143 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 2013	Part III

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

Item 1.  Description of Business

General

Southeastern Bank Financial Corporation (the “Company”) is a Georgia corporation that is a bank holding company registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “BHCA”).  Southeastern Bank Financial Corporation (OTCQB: SBFC) trades on OTCQB, the marketplace for companies that are current in their reporting with a U.S. regulator.  Investors can find Real-Time quotes and market information for the Company on www.otcmarkets.com.  The Company had total consolidated assets of $1,662,502, total deposits of $1,421,272 and total stockholders’ equity of $135,783 at December 31, 2012.

The Company’s wholly-owned subsidiary, Georgia Bank & Trust Company of Augusta (“GB&T”), primarily does business in the Augusta-Richmond County, GA-SC metropolitan area.  GB&T operates its main office and eight full service branches in Augusta, Martinez, and Evans, Georgia, with mortgage origination offices located in Augusta and Savannah, Georgia.  GB&T also operates three full service branches in North Augusta and Aiken, South Carolina under the name “Southern Bank & Trust, a division of Georgia Bank & Trust Company of Augusta” (“SB&T”).

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

History

GB&T was organized by a group of local citizens from Richmond and Columbia Counties and commenced business from the main office location at 3530 Wheeler Road in Augusta on August 28, 1989.  GB&T became a subsidiary of the Company in February 1992 as a result of its holding company reorganization.  In December 1992, GB&T acquired FCS Financial Corporation (“FCS”) and First Columbia Bank (“First Columbia”) and in July 1993, First Columbia merged into GB&T.  The Company organized SB&T as a subsidiary in 2006 and then merged SB&T with and into GB&T in December 2011.

Employees

The Company had approximately 344 full-time equivalent employees at December 31, 2012.  The Company maintains training, educational and affirmative action programs designed to prepare employees for positions of increasing responsibility in both management and operations, and provides a variety of benefit programs, including group life, health, accident and other insurance and retirement plans.  None of the Company’s employees are covered by a collective bargaining agreement, and the Company believes its employee relations are generally good.

Management Team

GB&T was founded with an experienced management team, and that team has continued to expand with the growth of the bank.  GB&T’s President and Chief Executive Officer, R. Daniel Blanton, was involved in the organization of GB&T beginning in 1988 and previously served with a predecessor to Wells Fargo Bank, N.A. (“Wells Fargo”), Georgia State Bank, for over 13 years.  With the acquisition of FCS and First Columbia, GB&T obtained its Executive Vice President and Chief Operating Officer, Ronald L. Thigpen, who had served as Chief Executive Officer of FCS and First Columbia since 1991, and before that served in various capacities with Wells Fargo and its predecessors.  Darrell Rains, Group Vice President and Chief Financial Officer, joined GB&T in 2005.  He has over 30 years of financial experience, including service at Regions Bank as Regional Financial Officer for the Mid-Atlantic Region and at Palmetto Federal, a predecessor to Regions Bank in Aiken, S.C., as Chief Financial Officer.  GB&T’s senior loan officer and Group Vice President, Jay Forrester, has been associated with GB&T since 1995.  He previously served as Vice President, Commercial Lending for C & S National Bank and NationsBank, predecessors of Bank of America.  Regina W. Kennedy, Group Vice President, Bank Operations, has been with GB&T since the acquisition of First Columbia Bank.  With over 34 years of bank operations experience, she previously served First Columbia Bank and C & S National Bank, predecessor of Bank of America.  GB&T’s Senior Credit Officer and Group Vice President, James R. Riordan, Jr., joined the team in 2002.  For the prior ten years, he served in various capacities with SunTrust Bank, Augusta, N. A., most recently as senior lending officer.  He has 25 years of bank lending and credit administration experience.  Paula Tankersley, Group Vice President, Retail Banking, has been associated with GB&T since 1992.  Prior to joining GB&T, she was associated with the Bank of Columbia County and its successor, Allied Bank of Georgia.  Robert C. Osborne, Jr., Executive Vice President, Private Banking, joined GB&T in September 2004.  For the prior 28 years, he was associated with Wachovia Corporation in Atlanta and Augusta, most recently as head of their Wealth Management unit in Augusta.

Market Area

The Company’s primary market area includes Richmond and Columbia Counties in Georgia and Aiken County in South Carolina, all part of the Augusta-Richmond County, GA-SC metropolitan statistical area (MSA).  The 2011 population of the Augusta-Richmond County, GA-SC MSA was 561,858, the second largest in Georgia and fourth largest in South Carolina.  The Augusta market area has a diversified economy based principally on government, public utilities, health care, manufacturing, construction, and wholesale and retail trade.  Augusta is one of the leading medical centers in the Southeast.  Significant medical facilities include the Georgia Health Sciences University, University Hospital, Veteran’s Administration Hospital, Dwight D. Eisenhower Hospital, Gracewood State School and Hospital, Doctors’ Hospital and Trinity Hospital.  Other major employers in the Augusta market area include U.S. Department of Energy Savannah River Site, the Fort Gordon military installation, E-Z Go/Textron (golf car manufacturer), the Richmond County school system and the Columbia County school system.  Major employers in the Aiken market include Savannah River Site, Aiken County Board of Education, Bechtel Savannah River Company (engineering construction firm), Wal-Mart Associates Inc., Kimberly Clark Corporation, and BFS North American Tire, LLC.  The area is served by Interstate 20, which connects it to Atlanta, 140 miles to the west and Columbia, South Carolina, 70 miles to the east.  Augusta is also served by a major commercial airport (Bush Field) and a commuter airport (Daniel Field).  The average unemployment rate for the Augusta-Richmond County MSA was 9.2% in 2011, up from 9.0% in 2010.  Between June 2011 and June 2012 (the latest date for which FDIC information is available), total commercial bank and thrift deposits in the Augusta-Richmond County, GA-SC MSA increased 2.58% from $7,263,714 to $7,450,809.  Based on data reported as of June 30, 2012, the Company has 19.26% of all deposits in the Augusta-Richmond County, GA-SC MSA and is the second largest depository institution in that MSA.  The demographic information as presented above is based upon information and estimates provided by the U.S. Census Bureau, U.S. Department of Labor, the FDIC, Augusta Metro Chamber of Commerce, and the South Carolina Employment Security Commission.

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

Lending Activities

Through its bank subsidiary, the Company offers a wide range of lending services, including real estate, commercial and consumer loans, to individuals, small to medium-sized businesses and professionals that are located in, or conduct a substantial portion of their business in, the Company’s market area.  The Company’s total loans, including loans held for sale, at December 31, 2012, were $901,498 or 57.77% of total interest-earning assets.  An analysis of the composition of the Company’s loan portfolio is set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Composition of the Loan Portfolio.”

Real Estate Loans.  Loans secured by real estate are the primary component of the Company’s loan portfolio, constituting $683,452, or 78.43% of the Company’s total loans, at December 31, 2012.  These loans consist of commercial real estate loans, construction and development loans, residential real estate loans, and home equity loans.

Commercial Real Estate Loans.   At December 31, 2012, the Company held $343,663 of commercial real estate loans of various sizes secured by office buildings, warehouse facilities, retail establishments, and other types of property.  These commercial real estate loans represented 39.44% of the Company’s total loans at December 31, 2012.  Loan terms are generally limited to five years and often do not exceed three years, although the installment payments may be structured on a 20-year amortization basis with a balloon payment at maturity.  Interest rates may be fixed or adjustable.  The Company generally charges an origination fee.  Management attempts to reduce credit risk in the commercial real estate portfolio by originating owner occupied and non owner occupied loans subject to underwriting criteria that include: certified appraisal and valuation of collateral; loan-to-value margins (typically not exceeding 80%); cash equity requirements; evaluations of borrowers’ cash flows and alternative sources of repayment.  In addition, the Company requires personal guarantees from the principal owners of the property supported with an analysis by the Company of the guarantors’ personal financial statements in connection with a substantial majority of such loans.  The Company experienced $2,112 in net charge-offs on commercial real estate loans during 2012.  A number of the loans classified as commercial real estate loans are, in fact, commercial loans for which a security interest in real estate has been taken as additional collateral.  These loans are subject to underwriting as commercial loans as described below.

Acquisition Development and Construction Loans (“ADC loans”).  ADC real estate loans comprise $171,750, or 19.71% of the Company’s total loans at December 31, 2012.  A construction and development loan portfolio presents special problems and risks, requiring additional administration and monitoring.  This is necessary since most loans are originated as lines of credit and draws under the line require specific activities which add value to the asset, such as progress on the completion of a building or the placement of utilities and roads in a development.  This requires specialized knowledge on the part of our personnel to appraise and evaluate that progress, hence the higher level of administration and monitoring.  The level of construction and development loans are representative of the character of the Company’s market.  The Company subjects this type of loan to underwriting criteria that include: certified appraisal and valuation of collateral; loan-to-value margins (typically not exceeding 75%); cash equity requirements; evaluations of borrowers’ cash flows and alternative sources of repayment; and a determination that the market is able to absorb the project on schedule.

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

Infrastructure development loans are generally made with an initial maturity of one year, although the Company may renew the loan for up to two additional one-year terms to allow the developer to complete the sale of the lots comprising the property before requiring the payment of the related loan.  These loans typically bear interest at a floating rate and the Company typically charges an origination fee.  These loans are repaid, interest only, on a monthly or quarterly basis until sales of lots begin, and then principal payments are made as each lot is sold at a rate allowing the Company to be repaid in full by the time 75% of the lots have been sold.  In order to reduce the credit risk associated with these loans, the Company requires the project’s loan to value ratio (on an as completed basis) to be not more than 75%.  The Company experienced $2,942 in net loan charge-offs on construction and development loans during 2012.

Residential construction loans are typically made for homes with a completed value in the range of $100 to $500 thousand.  Loans are typically made for a term of six months to twelve months.  Typically, these loans bear interest at a floating rate and the Company collects an origination fee.  The Company may renew these loans for an additional term (up to 24 months total) to allow the contractor time to market the home.  In order to reduce the credit risk with respect to these loans, the Company restricts the number and dollar amount of loans that are made for homes being built on a speculative basis and carefully manages its aggregate lending relationship with each borrower. The Company experienced $7 in net loan charge-offs on residential construction loans during 2012.

Interest reserves are established for certain ADC loans based on the feasibility of the project, the timeframe for completion, the creditworthiness of the borrower and guarantors, and collateral.  An interest reserve allows the borrower’s interest cost to be capitalized and added to the loan balance.  As a matter of practice GB&T does not generally establish loan funded interest reserves on ADC loans; however, the Company’s loan portfolio includes one loan with interest reserves at December 31, 2012. This loan was approved for $10,000 with a reserve of $550.  As of December 31, 2012, $0 has been disbursed and $0 of the interest reserve has been advanced.

Underwriting for ADC loans with interest reserves follows the same process as those loans without reserves.  In order for GB&T to establish a loan funded interest reserve, the borrower must have the ability to repay without the use of a reserve and a history of developing and stabilizing similar properties.  All ADC loans, including those with interest reserves, are carefully monitored through periodic construction site inspections by bank employees or third party inspectors to ensure projects are moving along as planned.  Management assesses the appropriateness of the use of interest reserves during the entire term of the loan as well as the adequacy of the reserve.  Collateral inspections are completed before approval of advances.  This ADC loan has not been renewed or restructured and as of December 31, 2012, is not on nonaccrual.

Residential Loans.   The Company originates, on a selective basis, residential loans for its portfolio on single and multi-family properties, both owner-occupied and non-owner-occupied.  At December 31, 2012, the Company held $168,039 of such loans representing 19.28% of the Company’s loan portfolio. This portfolio typically includes 15 or 30-year adjustable rate mortgage loans whose terms mirror those prevalent in the secondary market for mortgage loans or, less typically, floating rate non-amortized term loans for purposes other than acquisition of the underlying residential property.  Some 15 or 30 year fixed rate loans and 3, 5 and 10 year fixed rate balloon loans are maintained in the portfolio when there are compelling market reasons to do so.  Generally, all fixed rate residential loans are sold into the secondary market.  In the case of home equity loans and lines of credit, the underwriting criteria are the same as applied by the Company when making a first mortgage loan, as described above.  Home equity lines of credit typically mature ten years after their origination.  The Company experienced net loan charge-offs on residential loans of $2,123 during 2012.

The Company also originates both fixed and variable rate residential loans for sale into the secondary market, servicing released.  Loans originated for sale into the secondary market are approved for purchase by an investor prior to closing.  The Company generates loan origination fees, typically ranging from 1.00% to 1.50% of the loan balance, and servicing release fees, generally ranging from 0.25% to 0.75% of the loan balance. The Company bears minimal interest rate risk on these loans and only holds the loans temporarily until documentation can be completed to finalize the sale to the investor.  Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives.  Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest on the loan is locked.  The Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into, in order to hedge the change in interest rates resulting from its commitments to fund the loans.  Changes in the fair values of these derivatives are included in net gains on sales of loans.  Fair values of these derivatives were $19 and $24 as of December 31, 2012 and 2011, respectively.  The Company had $30,051 of such loans at December 31, 2012.

Commercial Loans.  The Company makes loans for commercial purposes to various types of businesses.  At December 31, 2012, the Company held $174,553 of these loans, representing 20.03% of the total loan portfolio, excluding for these purposes commercial loans secured by real estate.  See “Real Estate Loans.”  Equipment loans are made for a term of up to seven years (more typically three to five years) at fixed or variable rates, with the loan being fully amortized over the term and secured by the financed equipment with a loan-to-value ratio based on the overall relationship and creditworthiness of the customer.  Working capital loans are made for a term typically not exceeding one year.  These loans are usually secured by accounts receivable or inventory, and principal is either repaid as the assets securing the loan are converted into cash, or principal is due at maturity.  The Company experienced net loan charge-offs on commercial loans of $678 during 2012.

Consumer Loans.  The Company makes a variety of loans to individuals for personal and household purposes, including secured and unsecured installment and term loans, and revolving lines of credit such as overdraft protection.  At December 31, 2012, the Company held $13,392 of consumer loans, representing 1.53% of total loans.  These loans typically carry balances of less than $25,000 and earn interest at a fixed rate.  Non-revolving loans are either amortized over a period generally not exceeding 60 months or are ninety-day term loans.  Revolving loans require monthly payments of interest and a portion of the principal balance (typically 2 to 3% of the outstanding balance). The Company experienced net charge-offs on consumer loans of $486 during 2012.

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

Depending upon the individual facts, circumstances and the result of the Classified/Watch review process, Executive Management may categorize the loan relationship as impaired. Once that determination has occurred, Executive Management in conjunction with Credit Administration personnel, will complete an evaluation of the collateral (for collateral-dependent loans) based upon appraisals on file adjusting for current market conditions and other local factors that may affect collateral value. This subjective evaluation may produce an initial specific allowance for placement in the Company’s Allowance for Loan Losses calculation.  As soon as practical, updated appraisals on the collateral backing that impaired loan relationship are ordered. When the updated appraisals are received, Executive Management with assistance from Credit Administration department personnel reviews the appraisal, and updates the specific allowance analysis for each loan relationship accordingly. The Director’s Loan Committee reviews on a quarterly basis the Classified/Watch reports including changes in credit grades of 5 or higher as well as all impaired loans, the related allowances and other real estate owned (“OREO”).

In general, once the specific allowance has been finalized, Executive Management will authorize a charge-off prior to the following calendar quarter-end in which that reserve calculation is finalized.

The review process also provides for the upgrade of loans that show improvement since the last review.

Deposits

The Company offers a variety of deposit programs to individuals and small to medium-sized businesses and other organizations at interest rates generally consistent with local market conditions.  The following table sets forth the mix of depository accounts for the Company as a percentage of total deposits at December 31, 2012.

Deposit Mix

	(Dollars in thousands)

Noninterest-bearing	$158,066	11.12%
NOW accounts	349,531	24.59%
Savings	504,194	35.48%
Money management accounts	18,033	1.27%
Time deposits
$100 and over	280,871	19.76%
Under $100	110,577	7.78%

	$1,421,272	100.00%

The Company accepts deposits at the main office location and eleven branch banking offices, eleven of which maintain an automated teller machine.  The Company is a member of the Mastercard Maestro and Cirrus networks, VISA Plus, and the “STAR” network of automated teller machines, which permits customers to perform certain transactions in many cities worldwide.  The Company controls deposit volumes primarily through the pricing of deposits and to a certain extent through promotional activities such as “free checking” and “Impact checking” and “premium interest savings”.  The Company also utilizes other sources of funding, specifically repurchase agreements, Federal Home Loan Bank borrowings and brokered certificates of deposit.  Deposit rates are set weekly by executive management of the Company.  Management believes that the rates it offers are competitive with, or in some cases, slightly above those offered by other institutions in its market area.  The Company does not actively solicit deposits outside of its market area.

Supervision and Regulation

Both the Company and GB&T are subject to extensive state and federal banking laws and regulations that impose restrictions on and provide for general regulatory oversight of their operations.  These laws and regulations generally are intended to protect depositors and not shareholders.

Legislation and regulations authorized by legislation influences, among other things:

●	how, when and where the Company may expand geographically;
●	into what product or service markets it may enter;
●	how it must manage its assets; and
●	under what circumstances money may or must flow between the Company and its subsidiary.

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

●
acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank’s voting shares;

●	acquiring all or substantially all of the assets of any bank; or
●	merging or consolidating with any other bank holding company.

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

Change in Bank Control. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company.  Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company.  Control is also presumed to exist, although rebuttable, if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

●	the bank holding company has registered securities under Section 12 of the Securities Act of 1934; or

●	no other person owns a greater percentage of that class of voting securities immediately after the transaction.

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

Capital Adequacy.  The Company and GB&T are required to comply with the capital adequacy standards established by the Federal Reserve Board, in the case of the Company, and the FDIC, in the case of GB&T.  The Federal Reserve Board has established risk-based and leverage measures of capital adequacy for bank holding companies.  GB&T is also subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve Board for bank holding companies.

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

The minimum guideline for the ratio of total capital to risk-weighted assets, and classification as “adequately capitalized,” is 8%.  A bank that fails to meet the required minimum guidelines is classified as “undercapitalized” and subject to operating and management restrictions.  However, a bank that exceeds its capital requirements and maintains a ratio of total capital to risk-weighted assets of 10% is classified as “well capitalized.”  As of December 31, 2012, GB&T was “well capitalized.”

Total capital consists of two components: Tier 1 Capital and Tier 2 Capital.  Tier 1 Capital includes common equity, qualifying non-cumulative perpetual preferred stock, qualifying minority interests in equity accounts of consolidated subsidiaries, and limited amount of qualifying trust preferred securities, certain minority interests and qualifying cumulative perpetual preferred stock.  Goodwill, most intangible assets and certain other assets are deducted.  Tier 2 capital includes, among other things, perpetual preferred stock and trust preferred securities not meeting the Tier 1 definition, qualifying mandatory convertible debt securities, qualifying subordinated debt, and allowances for loan losses, subject to limitations.  The Company’s ratio of total capital to risk-weighted assets was 14.96% and the ratio of Tier 1 Capital to risk-weighted assets was 13.66% at December 31, 2012.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies.  These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve Board’s risk-based capital measure for market risk.  All other bank holding companies generally are required to maintain a leverage ratio of at least 4%.  At December 31, 2012, our leverage ratio was 8.87%.  The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets.  The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

Generally, the regulatory capital framework under which the Company and its subsidiary operate is in a period of change with likely legislation or regulation that will continue to revise the current standards and very likely increase capital requirements for the entire banking industry.  See “--The Dodd-Frank Act” and “--Basel III” below.

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

The principal sources of the Company’s cash flow, including cash flow to pay dividends to its shareholders, are dividends paid by GB&T to the Company.   Statutory and regulatory limitations apply to GB&T’s payment of dividends.  If, in the opinion of the FDIC, GB&T were engaged in or about to engage in an unsafe or unsound practice, the FDIC could require, after notice and a hearing, that it stop or refrain from engaging in the questioned practice.  The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice.  Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized.  Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.  See “--Prompt Corrective Action.”

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

GB&T declared cash dividends payable to the Company of $4,050 in 2012, $800 in 2011 and $0 in 2010.  The Company suspended the payment of quarterly cash dividends on its common stock effective April 22, 2009.  The Board of Directors considered the action prudent in order to maintain the Company’s capital position due to the current state of the economy at that time.  Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, prospects, regulatory restrictions and other factors that our Board of Directors may deem relevant.

Restrictions on Transactions with Affiliates.  The Company and GB&T are subject to the provisions of Section 23A of the Federal Reserve Act.  Section 23A places limits on the amount of:

●	a bank’s loans or extensions of credit to affiliates;
●	a bank’s investment in affiliates;
●	assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve Board;
●	loans or extensions of credit made by a bank to third parties collateralized by the securities or obligations of affiliates; and
●	a bank’s guarantee, acceptance or letter of credit issued on behalf of an affiliate.

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

GB&T is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders and their related interests.  These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.  Additionally, an insured depository institution is prohibited from engaging in asset purchases or sales transactions with its officers, directors or principal shareholders unless on market terms and, if the transaction represents greater than 10% of the capital and surplus of the bank, it has been approved by a majority of the disinterested directors.

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

As of December 31, 2012, GB&T qualified for the well capitalized category. A “well-capitalized” bank is one that is not required to meet and maintain a specific capital level for any capital measure pursuant to any written agreement, order, capital directive, or other remediation, and significantly exceeds all of its capital requirements, which include maintaining a total risk-based capital ratio of at least 10%, a tier 1 risk-based capital ratio of at least 6%, and a tier 1 leverage ratio of at least 5%.  Generally, a classification as well capitalized will place a bank outside of the regulatory zone for purposes of prompt corrective action.  However, a well-capitalized bank may be reclassified as “adequately capitalized” based on criteria other than capital if the federal regulator determines that a bank is in an unsafe or unsound condition or is engaged in unsafe or unsound practices requiring certain remedial action.

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

Recent depository institutional failures have resulted in a decline in the targeted amount of funds in the DIF mandated by law.  In 2009, the FDIC undertook several measures in an effort to replenish the DIF.  It imposed a 5 basis point emergency assessment on insured depository institutions that was paid on September 30, 2009, and in the fourth quarter of 2009 adopted a rule that, in lieu of any further special assessment in 2009, required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.  The prepaid assessments were applied against future quarterly assessments until the earlier of the exhaustion of the prepaid assessment or the return of the balance.

On February 7, 2011, pursuant to the Dodd-Frank Act, the FDIC adopted new regulations, which became effective April 1, 2011, that redefined the “assessment base” used for calculating deposit insurance assessments.  Rather than the previous system, whereby the assessment base was calculated by using an insured depository institution’s domestic deposits less a few allowable exclusions, the new assessment base is calculated using the average consolidated total assets of an insured depository institution less the average tangible equity (Tier 1 capital) of such institution.  The FDIC continues to utilize a risk-based assessment system in which institutions will be subject to assessment rates ranging from 2.5 to 45 basis points, subject to adjustments for unsecured debt and, in certain cases, brokered deposits.  The new rules eliminated adjustments for secured liabilities.

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

The FDIC also collects a deposit-based assessment from insured financial institutions on behalf of The Financing Corporation (“FICO”).  The funds from these assessments are used to service debt issued by FICO in its capacity as a financial vehicle for the Federal Savings & Loan Insurance Corporation.  The FICO assessment rate is set quarterly and in 2012 was 0.66 cents per $100 of assessable deposits.  These assessments will continue until the debt matures between 2017 and 2019.

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

Allowance for Loan Losses.  The Allowance for Loan Losses (the “ALLL”) represents one of the most significant estimates in the Company’s financial statements and regulatory reports.  Because of its significance, the Company has developed a system by which it develops, maintains and documents a comprehensive, systematic and consistently applied process for determining the amounts of the ALLL and the provision for loan losses.  The Interagency Policy Statement on the Allowance for Loan Losses, issued on December 13, 2006, encourages all banks to ensure controls are in place to consistently determine the ALLL in accordance with generally accepted accounting principles in the United States (“GAAP”), the bank’s stated policies and procedures, management’s best judgment and relevant supervisory guidance.  Consistent with supervisory guidance, GB&T maintains a prudent and conservative, but not excessive, ALLL, that is at a level that is appropriate to cover estimated credit losses on individually evaluated loans determined to be impaired as well as estimated credit losses inherent in the remainder of the loan portfolio.  Management’s estimate of credit losses reflects consideration of all significant factors that affect the collectability of the portfolio as of the evaluation date.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.”

Commercial Real Estate Lending.  Our lending operations may be subject to enhanced scrutiny by federal banking regulators based on its concentration of commercial real estate loans.  On December 6, 2006, the federal banking regulators issued final guidance to remind financial institutions of the risk posed by commercial real estate (“CRE”) lending concentrations.  CRE loans generally include land development, construction loans and loans secured by multifamily property, and nonfarm, nonresidential real property where the primary source of repayment is derived from rental income associated with the property. The guidance prescribes the following guidelines for its examiners to help identify institutions that are potentially exposed to significant CRE risk and may warrant greater supervisory scrutiny:

●	total reported loans for construction, land development and other land represent 100% or more of the institution’s total capital, or
●
total commercial real estate loans represent 300% or more of the institution’s total capital, and the outstanding balance of the institution’s commercial real estate loan portfolio has increased by 50% or more.

Enforcement Powers.  The Financial Institution Reform Recovery and Enforcement Act (“FIRREA”) expanded and increased civil and criminal penalties available for use by the federal regulatory agencies against depository institutions and certain “institution-affiliated parties.”  Institution-affiliated parties primarily include management, employees, and agents of a financial institution, as well as independent contractors and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs.  These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports.  Civil penalties may be as high as $1 million (or in the case of continuing violations, $1 million per day up to a $5 million maximum).  Criminal penalties for some financial institution crimes have been increased to 20 years.  In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties.

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

●
Incentive compensation arrangements should provide employees incentives that appropriately balance risk and financial results in a manner that does not encourage employees to expose the organization to imprudent risk;

●	Incentive compensation arrangements should be compatible with effective controls and risk management; and
●	Incentive compensation arrangements should be supported by strong corporate governance, including active and effective oversight by the board of directors.

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

Some of the Dodd-Frank Act’s most far-reaching provisions, such as those regulating derivatives and proprietary trading activity and hedge funds, providing for enhanced supervision of “systemically significant” institutions, and phasing out Tier 1 capital treatment for trust preferred securities, apply only to institutions with over $10 billion in assets or to business lines in which the Company and GB&T do not engage.   Certain provisions do, however, apply to or affect us, including provisions that:

●	Changed the assessment base for federal deposit insurance from a deposit-based to an asset-based calculation as described in “—FDIC Insurance Assessments” above;

●	Made permanent the $250,000 limit for federal deposit insurance and provided unlimited federal deposit insurance until December 31, 2012 for non-interest-bearing demand transaction accounts;

●	Repealed the federal prohibition on payment of interest on demand deposits;

●	Imposed new mortgage lending requirements, including minimum underwriting standards, originator compensation restrictions, consumer protections for certain types of loans, and disclosure to borrowers;

●	Apply to bank holding companies the same leverage and risk-based capital requirements that apply to insured depository institutions;

●	Permit de novo and interstate branching as described in “—Branching” above; and

●	Imposed new limits on affiliate transactions as described in “—Restrictions on Affiliate Transactions” above.

Although a significant number of the rules and regulations mandated by the Dodd-Frank Act have been finalized, many of the new requirements called for have yet to be implemented and will likely be subject to implementing regulations over the course of several years.  Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on financial institutions’ operations is unclear.  The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business.  These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.

Basel III.   In June 2012, federal regulators issued proposed rules to implement the capital adequacy recommendations of the Basel Committee on Bank Supervision first proposed in December 2010.  These proposals, which are known as “Basel III,” propose significant changes to the minimum capital levels and asset risk-weights for all banks, regardless of size, and bank holding companies with greater than $500 million in assets.  Among the many changes in these proposed rules, banks would be required to hold higher levels of capital, a significantly higher portion of which would be required to be Tier 1 capital.  Further, beginning in 2016, the ability of a bank or bank holding company to declare and pay dividends or pay discretionary bonuses to certain executive officers would become limited should the bank or bank holding company fail to maintain a “capital conservation buffer” composed of Tier 1 common equity that is 2.5% greater than applicable minimum capital requirements.  The proposed Basel III rules would also impose significant changes on the risk-weighting of many assets, including home mortgages with high loan to value ratios, certain acquisition, development and construction loans, and certain past due assets.  Finally, the proposed rules would also prevent trust preferred securities from counting as Tier 1 capital for the issuer following a ten-year phase out ending in 2022.  The comment period for the proposed rules closed in late October 2012, and final rulemaking is pending.

Other Regulations.  Interest and other charges collected or contracted for are subject to state usury laws and federal laws concerning interest rates.

Our loan operations are also subject to federal laws applicable to credit transactions, such as the:

●	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
●
Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

●	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
●	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies, certain identity theft protections, and certain credit and other disclosures;
●	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;
●	National Flood Insurance Act and Flood Disaster Protection Act, requiring flood insurance to extend or renew certain loans in flood plains;
●
Real Estate Settlement Procedures Act, requiring certain disclosures concerning loan closing costs and escrows, and governing transfers of loan servicing and the amounts of escrows in connection with loans secured by one-to-four family residential properties;

●
Bank Secrecy Act, as amended by the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”), imposing requirements and limitations on specific financial transactions and account relationships, intended to guard against money laundering and terrorism financing;

●
Sections 22(g) and 22(h) of the Federal Reserve Act which set lending restrictions and limitations regarding loans and other extensions of credit made to executive officers, directors, principal shareholders and other insiders;

●
Soldiers’ and Sailors’ Civil Relief Act of 1940, as amended, governing the repayment terms of, and property rights underlying, secured obligations of persons currently on active duty with the U.S. military;

●
Talent Amendment in the 2007 Defense Authorization Act, establishing a 36% annual percentage rate ceiling, which includes a variety of charges including late fees, for certain types of consumer loans to military service members and their dependents; and

●	rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

Our deposit operations are subject to federal laws applicable to depository accounts, such as the following:

●	Truth-In-Savings Act, requiring certain disclosures for consumer deposit accounts;

●
Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

●
Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and,

●	rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

Additionally, as part of their overall conduct of their business, the Company and GB&T must comply with:

●	privacy and data security laws and regulations at both the federal and state level; and
●	anti-money laundering laws, including the USA Patriot Act.

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

In addition to considering the financial strength and cash flow characteristics of borrowers, we often secure loans with real estate collateral.  At December 31, 2012, approximately 78.43% of our loans had real estate as a primary or secondary component of collateral.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  Our markets and the U.S. generally are continuing to experience a period of reduced real estate values, and if we are required to liquidate the collateral securing a significant loan or collection of loans to satisfy the debt during such a period, our earnings and capital could be adversely affected.   See the disclosure below under “An economic downturn, especially one affecting our market areas, could adversely affect our financial condition, results of operations, or cash flows.”

An economic downturn, especially one affecting our market areas, could adversely affect our financial condition, results of operations or cash flows.

Unpredictable economic conditions may have an adverse effect on the quality of our loan portfolio and our financial performance.  Economic recession over a prolonged period or other economic problems in our market areas could have a material adverse impact on the quality of our loan portfolio and the demand for our products and services.  We experienced a higher percentage of non-performing loans to total loans in 2012 and 2011 than in prior years based in part on general economic conditions in our market areas.

With most of our loans concentrated in Richmond, Columbia and Clarke counties in the state of Georgia and Aiken County in the state of South Carolina, a decline in local economic conditions could significantly reduce the values of our real estate collateral and could have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse.

Consequently, our success depends in part upon the growth in population, income levels, deposits and housing starts in our primary market areas.  If the communities in which we operate do not grow, or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed.  Furthermore, we cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our primary market areas even if they do occur.

The amount of “other real estate owned” (“OREO”) may increase significantly, resulting in additional losses, and costs and expenses that will negatively affect our operations

At December 31, 2012, we had a total of $3,490 of OREO as compared to $6,209 at December 31, 2011 and $7,751 at December 31, 2010.  The level of OREO is due, among other things, to the ongoing process of resolving problem credits, slow economic activity in our market area, and a slow residential real estate market.  Due to these on-going effects, the amount of OREO may increase in 2013.  Elevated levels of OREO increase our losses and the costs and expenses of maintaining the real estate.  Any increase in losses, maintenance costs and expenses due to OREO may have material adverse effects on our business, financial condition, and results of operations.  Such effects may be particularly pronounced in a market of reduced real estate values and excess inventory, which may make the disposition of OREO properties more difficult, increase maintenance costs and expenses, and reduce our ultimate realization from any OREO sales.

Future impairment losses could be required on various investment securities, which may materially reduce the Company’s and the Banks’ regulatory capital levels.

The Company establishes fair value estimates of securities available-for-sale in accordance with GAAP. The Company’s estimates can change from reporting period to reporting period, and we cannot provide any assurance that the fair value estimates of our investment securities would be the realizable value in the event of a sale of the securities.

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

The Company recognized other-than-temporary impairment charges of $9 and $102 for the years ended December 31, 2012 and 2011, respectively.

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

Our profitability depends substantially upon our net interest income.  Net interest income is the difference between the interest earned on assets, such as loans and investment securities, and the interest paid for liabilities, such as savings and time deposits and out-of-market certificates of deposit.  Market interest rates for loans, investments and deposits are highly sensitive to many factors beyond our control.  Our interest rate spread (the difference between interest rates earned on assets and interest rates paid on liabilities) narrowed slightly in 2012 as a result of changing market conditions, policies of various government and regulatory authorities and competitive pricing pressures, and we cannot predict whether these rate spreads will narrow even further.  Further narrowing of interest rate spreads could adversely affect our financial condition and results of operations.  In addition, we cannot predict whether interest rates will continue to remain at present levels.  Changes in interest rates may cause significant increases or decreases in our net interest income. Depending on our portfolio of loans and investments, our results of operations may be adversely affected by changes in interest rates.  See “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Asset/Liability Management, Interest Rate Sensitivity and Liquidity.”

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

A breach of information security, compliance breach by one of our employees or vendors, or employee or customer fraud could negatively affect our reputation and business.

Our business depends on data processing, communication, and information exchange on a variety of platforms and networks and over the internet.  We cannot be certain that all of our systems are entirely free from vulnerability to attack.  We do business with a number of third-party service providers and vendors with respect to our business, data, and communications needs.  If information security is breached, or one of our employees or vendors breaches compliance procedures, information could be lost or misappropriated, resulting in financial loss or costs to us or damages to others.  Computer break-ins, phishing, and other disruptions could jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us in excess of insurance coverage, and may cause existing and potential customers to refrain from doing business with us.  There can be no assurance that the security and operational procedures that we employ to prevent such damage will be successful.

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

We are not currently paying dividends on our common stock, and we make no assurances that we will pay any dividends in the future.  Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, regulatory restrictions and other factors that our Board of Directors may deem relevant.  The holders of our common stock are entitled to receive dividends when, and if declared by our Board of Directors out of funds legally available for that purpose.  As part of our consideration of potential cash dividends, we intend to retain adequate funds from future earnings to support the development and growth of our business.  In addition, our ability to pay dividends is restricted by federal policies and regulations and by the terms of our existing indebtedness.  It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of net income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition.  Further, our principal source of funds to pay dividends are cash dividends that we receive from GB&T, and it is subject to statutory and regulatory limitations on the amount of dividends it can pay without prior regulatory approval.  See “Business — Supervision and Regulation — Payment of Dividends.”

Our stock price can be volatile.

            Stock price volatility may make it more difficult for investors to resell their common stock when they want to and at prices they find attractive. Our stock price can fluctuate significantly in response to a variety of factors including, among other things:

●	actual or anticipated variations in quarterly results of operations;

●	recommendations by securities analysts;

●	the operating and stock price performance of other companies that investors deem comparable to the Company;

●	perceptions in the marketplace regarding the Company and/or its competitors;

●	new technology used, or services offered, by competitors;

●	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving the Company or its competitors;

●	failure to integrate acquisitions or realize anticipated benefits from acquisitions;

●	changes in government regulations; and

●	geopolitical conditions such as acts or threats of terrorism or military conflicts.

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

We have supported our continued growth by issuing trust preferred securities from special purpose trusts and accompanying subordinated debentures.  We have also issued a subordinated debenture to an entity affiliated with one of our directors, as is further described in Note 11 to our Consolidated Financial Statements included elsewhere in this report.  At December 31, 2012, we had outstanding subordinated debentures totaling $21,547 and may issue additional trust preferred securities or incur further indebtedness in the future.  We unconditionally guarantee the payment of principal and interest on the trust preferred securities.  The debentures described above are senior to our common stock.  As a result, we must make payments on the subordinated debentures before we can pay any dividends on our common stock.  In the event of our bankruptcy, dissolution or liquidation, holders of our subordinated debentures must be satisfied before any distributions can be made on our common stock.  We have the right to defer distributions on the subordinated debentures relating to our trust preferred securities (and dividend payments on the related trust preferred securities) for up to five years, but during that time we would not be able to pay dividends on our common stock.

Our directors and executive officers own a significant portion of our common stock and can influence shareholder decisions.

Our directors, executive officers and relatives of directors, as a group, beneficially owned approximately 53.89% of our fully diluted outstanding common stock as of February 22, 2013.  As a result of their ownership, the directors and executive officers will have the ability, if they voted their shares in concert, to control the outcome of all matters submitted to our shareholders for approval, including the election of directors.

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

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.              Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of February 22, 2013, there were approximately 971 holders of record of the Company’s common stock.  As of February 22, 2013, there were 6,678,143 shares of the Company’s common stock outstanding.   The Company’s common stock is traded on OTCQB, the marketplace for companies that are current in their reporting with a U.S. regulator, under the trading symbol “SBFC”.  The following table reflects the range of high and low bid quotations, adjusted for stock dividends and splits, in the Company’s common stock for the past two years:

Southeastern Bank Financial Corporation Stock Price

	Low	High
Quarter ended
March 31, 2011	8.77	19.50
June 30, 2011	11.51	15.75
September 30, 2011	12.05	13.50
December 31, 2011	9.51	12.50

Quarter ended
March 31, 2012	10.00	12.00
June 30, 2012	11.75	14.00
September 30, 2012	13.73	15.00
December 31, 2012	13.85	17.00

Period ended
February 22, 2013	16.30	20.25

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

The Company’s ability to pay cash dividends is further subject to continued payment of interest that is owed on subordinated debentures issued in connection with the Southeastern Bank Financial Statutory Trust I issuance in December 2005 of $10,000 of trust preferred securities, the Southeastern Bank Financial Trust II issuance in March 2006 of $10,000 of trust preferred securities, and the issuance in May 2009 of $2,947 of subordinated debentures to R.W. Pollard Enterprises, LLLP.  On May 14, 2012, the Company redeemed $1,400 of the debenture to R.W. Pollard Enterprises, LLLP.  As of December 31, 2012, the Company had approximately $21,547 of subordinated debentures outstanding.  On $20,000 of the subordinated debt, the Company has the right to defer payment of interest for a period not exceeding 20 consecutive quarters.  If the Company defers, or fails to make, interest payments on the subordinated debentures, the Company will be prohibited, subject to certain exceptions, from paying cash dividends on common stock until all deferred interest is paid and interest payments on the subordinated debentures resumes.

There were no shares repurchased under an existing stock repurchase plan or otherwise during the fourth quarter of 2012.

The Company did not sell any of its equity securities without registration under the Securities Act of 1933, as amended, during the fourth quarter of 2012.

See “Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for a table presenting information on equity securities subject to future issuance under the Company’s equity compensation plans.

Item 6. Selected Financial Data

The selected consolidated financial data presented on the following page as of December 31, 2012 and 2011 and for each of the years in the three-year period ended December 31, 2012 is derived from the audited consolidated financial statements and related notes included in this report and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  The selected consolidated financial data as of December 31, 2010, 2009, and 2008, and for the periods ending December 31, 2009 and 2008 is derived from audited consolidated financial statements that are not included in this report but that are included in the Annual Reports on Form 10-K filed with the Securities and Exchange Commission for those years.  The per share data presented on the following page has been adjusted accordingly for the 10% stock dividend paid June 2, 2008.

Selected Consolidated Financial Data	2012	2011	2010	2009	2008
	(Dollars in thousands, except per share data)
Earnings
Total interest income	$63,670	$67,640	$69,874	$70,760	$75,675
Total interest expense	12,034	17,078	23,998	28,483	35,489
Net interest income	51,636	50,562	45,876	42,277	40,186
Provision for loan losses	8,141	12,584	15,801	30,904	9,055
Noninterest income	21,494	19,671	21,086	20,739	16,705
Noninterest expense	44,068	42,041	41,815	46,511	36,752
Net income (loss)	14,435	11,045	6,856	(7,985)	7,578

Per Share Data
Net income (loss)- Diluted	$2.16	$1.65	$1.03	($1.24)	$1.26
Book value	20.34	17.53	14.97	14.05	15.81
Cash dividends declared per common share	0.00	0.00	0.00	0.13	0.52
Weighted average common and common equivalent shares outstanding	6,678,215	6,676,774	6,674,224	6,422,867	6,011,689

Selected Average Balances
Assets	$1,652,251	$1,605,489	$1,575,360	$1,476,887	$1,318,384
Total loans (net of unearned income)	847,872	860,936	902,346	965,111	934,512
Deposits	1,426,282	1,406,494	1,367,416	1,221,100	1,057,198
Stockholders’ equity	126,605	107,980	100,719	100,760	89,337

Selected Year-End Balances
Assets	$1,662,502	$1,614,773	$1,607,105	$1,491,119	$1,411,039
Loans (net of unearned income)	871,447	846,010	874,095	937,489	986,831
Allowance for loan losses	28,846	29,046	26,657	22,338	14,742
Deposits	1,421,272	1,419,222	1,410,737	1,280,534	1,139,552
Short-term borrowings	976	701	8,818	20,788	62,553
Long-term borrowings	85,547	61,947	74,947	82,947	104,000
Stockholders’ equity	135,783	117,029	99,958	93,744	94,651

Selected Ratios
Return on average total assets	0.87%	0.69%	0.44%	(0.54%)	0.57%
Return on average equity	11.40%	10.23%	6.81%	(7.92%)	8.48%
Average earning assets to average total assets	92.61%	92.34%	91.73%	91.54%	94.11%
Average loans to average deposits	59.45%	61.21%	65.99%	79.04%	88.40%
Average equity to average total assets	7.66%	6.73%	6.39%	6.82%	6.78%
Net interest margin	3.37%	3.41%	3.18%	3.12%	3.24%
Operating efficiency	60.53%	60.80%	63.59%	75.66%	64.52%
Net charge-offs to average loans	0.98%	1.18%	1.27%	2.42%	0.65%
Allowance for loan losses to net loans (year-end)	3.31%	3.43%	3.05%	2.38%	1.49%
Risk-based capital
Tier 1 capital	13.66%	13.01%	12.14%	11.06%	10.45%
Total capital	14.96%	14.39%	13.59%	12.55%	11.70%
Tier 1 leverage ratio	8.87%	8.21%	7.39%	7.51%	8.14%

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

Overview

The Company’s services include the origination of residential and commercial real estate loans, construction and development loans, and commercial and consumer loans.  The Company also offers a variety of deposit programs, including noninterest-bearing demand, interest checking, money management, savings, and time deposits.  In the Augusta-Richmond County, GA-SC metropolitan statistical area, the Company had 19.26% of all deposits and was the second largest depository institution and the largest locally based institution at June 30, 2012 based on deposit levels, as cited from the FDIC’s website.  Securities sold under repurchase agreements are also offered.  Additional services include wealth management, trust, retail investment, and mortgage.  As a matter of practice, most mortgage loans are sold in the secondary market; however, some mortgage loans are placed in the portfolio based on asset/liability management strategies.  The Company continues to concentrate on increasing its market share through various new deposit and loan products and other financial services, by adding locations, and by focusing on the customer relationship management philosophy.  The Company is committed to building lifelong relationships with its customers, employees, shareholders, and the communities it serves.

Net income in 2012 was $14,435 compared to $11,045 in 2011. Although economic conditions continued to contribute to problems with loan quality, earnings were positively impacted by an increase in net interest income of $1,074 due primarily to decreased funding costs and a decrease in the provision for loan loss expense of $4,443 primarily due to decreased losses on nonperforming assets.

The Company’s primary source of income is from its lending activities followed by interest income from its investment activities, service charges and fees on deposits, and gain on sales of mortgage loans in the secondary market.  Interest income on loans decreased primarily due to declining yields and volumes in the loan portfolio and a somewhat elevated level of nonaccrual loans.  Service charges and fees on deposits were relatively flat and reflected decreased fees due to decreases in consumer NSF income on retail checking accounts, decreased economic activity and increased regulations, somewhat offset by increases in debit/ATM card interchange income and commercial NSF income.  Gain on sales of mortgage loans increased $2,293 or 32.41% primarily due to higher levels of production and higher spreads in 2012 compared to 2011.  Retail investment income increased due primarily to higher retail brokerage transaction volume. Trust service fees were the same as prior year with no significant changes in assets under management. Salary and benefit expenses increased due to insurance costs, slightly higher average FTE’s, increased incentive accruals and retail investment and trust commissions.  Occupancy expense decreased due to decreased depreciation expense resulting from assets which became fully depreciated during the year.

The Company continues to focus on the net interest margin, regulatory capital requirements, liquidity management and risk mitigation.  Problem asset resolution and balance sheet management, including rate changes on deposits, investment purchases and liability mix including wholesale funds levels have been key areas of focus in 2012.

Over the past four years, assets grew $251,463 from $1,411,039 at December 31, 2008 to $1,662,502 at December 31, 2012.  From year end 2008 to year end 2012, deposits increased $281,720, and loans decreased $115,384.  Net interest income for the year ended 2008 was $40,186 compared to net interest income of $51,636 in 2012.  The Company paid cash dividends of $0.13 per share each quarter beginning in 2004 but elected to suspend dividends effective April 22, 2009 to conserve capital.

The Company meets its liquidity needs by managing cash and due from banks, federal funds purchased and sold, maturity of investment securities, principal repayments received from mortgage-backed securities, and draws on lines of credit.  Additionally, liquidity can be managed through structuring deposit and loan maturities.  The Company funds loan and investment growth with core deposits, securities sold under repurchase agreements, Federal Home Loan Bank advances and other wholesale funding including brokered certificates of deposit.  During inflationary periods, interest rates generally increase and operating expenses generally rise.  When interest rates rise, variable rate loans and investments produce higher earnings; however, deposit and other borrowings interest expense also rise.  The Company monitors its interest rate risk as it applies to net interest income in a ramp up and down annually 400 basis points (4.00%) scenario and as it applies to economic value of equity in a shock up and down 400 basis points (4.00%) scenario.   The Company monitors operating expenses through responsibility center budgeting.  See “--Interest Rate Sensitivity” below.

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

Fair Value of Financial Instruments

A significant portion of the Company’s assets are financial instruments carried at fair value. This includes securities available-for-sale, loans held for sale, certain impaired loans, mortgage banking derivatives, interest rate swap derivatives and other real estate owned.  At December 31, 2012 and December 31, 2011 the percentage of total assets measured at fair value was 42.23% and 40.52% respectively.  The majority of assets carried at fair value are based on either quoted market prices or market prices for similar instruments.  At December 31, 2012, 2.71% of assets measured at fair value were based on significant unobservable inputs.  This consisted primarily of available-for-sale securities, impaired loans and other real estate.  This represents approximately 1.14% of the Company’s total assets. See Note 6 “Fair Value Measurements” in the “Notes to Consolidated Financial Statements” herein for additional disclosures regarding the fair value of financial instruments.

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

Investment Securities

The fair values for available-for-sale securities are generally based upon quoted market prices or observable market prices for similar instruments.  These values take into account recent market activity as well as other market observable data such as interest rate, spread and prepayment information.  When market observable data is not available, which generally occurs due to the lack of liquidity for certain securities, the valuation of the security is subjective and may involve substantial judgment.  The Company conducts periodic reviews to identify and evaluate each available-for-sale security that has an unrealized loss for other-than-temporary impairment.  An unrealized loss exists when the fair value of an individual security is less than its amortized cost basis.  The primary factors the Company considers in determining whether an impairment is other-than-temporary are the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and whether the Company intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis.  As of December 31, 2012, the Company had approximately $1,684 of available-for-sale securities, which is approximately 0.10% of total assets, valued using unobservable inputs (Level 3). These securities were primarily non-agency mortgage-backed securities and single issuer subordinated debentures issued by financial institutions.

Results of Operations

Total assets increased $47,729, or 2.96% in 2012 compared to year end 2011 due primarily to increased investments and loan growth which were funded by an increase in Federal Home Loan Bank advances of $25,000, an increase in retained earnings of $14,435, an increase in accumulated other comprehensive income of $4,316 and increase in deposits of $2,050. Although loans increased $25,437 or 3.01%, most of the growth occurred in the fourth quarter. Average loans declined $13,064 or 1.52% due primarily to economic conditions and lack of demand. Available-for-sale securities increased $50,980 or 8.44% in 2012 compared to year end 2011. The Company recorded net income of $14,435 in 2012 compared to $11,045 in 2011. The increase in net income is primarily attributable to a $1,074 increase in net interest income, and a decrease in provision for loan losses of $4,443. Increases in noninterest income were offset by increases in noninterest expense.  Loan charge-offs decreased from $11,074 in 2011 to $9,374 in 2012 and resulted primarily from lower losses in the Company’s commercial, financial and agricultural portfolio segment and the acquisition, development and construction loan portfolio (“ADC”) segment.  Loans participated with other banks on properties in the metro Atlanta market as well as ADC loans in the Athens and Savannah, Georgia markets experienced a lower level of charge offs in 2012. During 2012 losses increased somewhat in the Company’s primary market area of the Augusta-Richmond County, GA-SC metropolitan statistical area (MSA). Commercial Real Estate loans experienced higher levels of charge offs in 2012 than in 2011.

Interest income decreased $3,970 or 5.87% to $63,670 in 2012.  Interest income on loans decreased $3,343 from 2011 and was primarily the result of a decline in portfolio yield. The average rate dropped from 5.70% in 2011 to 5.34% in 2012, a decrease of 36 basis points. To a lesser extent interest income declined due to volume. Average loans decreased from $877,931 in 2011 to 874,628 in 2012, a decrease of $3,303 or 0.38%.  Interest income on taxable investment securities decreased $1,085 or 7.03% in 2012 primarily as a result of a decline in yield from 2.94% in 2011 to 2.54% in 2012, a decrease of 40 basis points. The decrease in income was partially offset by a $39,494 increase in the average balance in 2012.  Interest income on tax-exempt investment securities increased $496 or 24.30% in 2012 primarily as a result of a an increase of $18,198 in average balance in 2012 offset in part by a decline in yield from 3.88% in 2011 to 3.58% in 2012, a decrease of 30 basis points.

Interest expense decreased $5,044 to $12,034 in 2012.  Interest expense on deposits decreased $5,018 to $9,425 primarily due to continuing declines in cost of funds somewhat offset by the growth of deposits.  Average interest bearing deposits were basically flat with the most significant shift in products being average time deposits decreasing by $31,916 and savings and money market accounts increasing by $31,884. Due to the low interest rate environment many customers have transferred out of time deposits to more liquid NOW and savings accounts. Brokered CDs were basically flat and totaled $153,560 at year end 2011 and  $153,690 at year end 2012.

Noninterest income increased $1,823 in 2012 and was due primarily to increased gain on sale of loans of $2,293. Other factors included increased service charges and fees on deposits of $100, retail investment income which increased $90, cash surrender value of bank-owned life insurance which increased $77, trust services fees which increased $18 and net impairment losses recognized in earnings which decreased $93 and were $9 compared to $102 in 2011. Partially offsetting these increases were investment securities gains which decreased $798.

Noninterest expense increased $2,027 or 4.82% in 2012 mostly due to salaries and other personnel expense which increased $2,666. Partially offsetting this were decreases in occupancy costs, other real estate losses and other operating expenses which decreased $265, $114 and $260 respectively. The operating efficiency ratio improved slightly from 60.80% in 2011 to 60.53% in 2012.

The earnings performance of the Company is reflected in its return on average assets and average equity of 0.87% and 11.40%, respectively, during 2012 compared to 0.69% and 10.23%, respectively, during 2011.  Basic and diluted net income per share on weighted average common shares outstanding increased to $2.16 in 2012 compared to $1.65 in 2011 and $1.03 in 2010.

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

Average Balances, Income and Expenses, Yields and Rates

	Year Ended Dec. 31, 2012			Year Ended Dec. 31, 2011			Year Ended Dec. 31, 2010

	Average Amount	Average Yield or Rate	Amount Paid or Earned	Average Amount	Average Yield or Rate	Amount Paid or Earned	Average Amount	Average Yield or Rate	Amount Paid or Earned
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans	$847,872	5.42%	$45,931	$860,936	5.75%	$49,511	$902,346	5.85%	52,826
Loans held for sale	26,756	2.85%	762	16,995	3.09%	525	23,577	3.74%	881
Investments
Taxable	565,469	2.54%	14,358	525,975	2.94%	15,443	420,774	3.49%	14,680
Tax-exempt	70,792	3.58%	2,537	52,594	3.88%	2,041	26,402	4.17%	1,101
Federal funds sold	-	0.00%	-	-	0.00%	-	4,847	0.19%	9
Interest-bearing deposits in other banks	19,243	0.43%	82	25,993	0.46%	120	67,121	0.56%	377
Total interest-earning assets	1,530,132	4.16%	$63,670	1,482,493	4.56%	$67,640	1,445,067	4.84%	$69,874
Cash and due from banks	47,269			52,187			59,370
Premises and equipment	26,734			28,512			30,473
Other	77,859			70,822			65,110
Allowance for loan losses	(29,743)			(28,525)			(24,660)
Total assets	$1,652,251			$1,605,489			$1,575,360

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW accounts	$349,347	0.44%	$1,527	$348,164	0.66%	$2,313	$307,820	0.99%	$3,058
Savings and money management accounts	523,576	0.54%	2,807	491,692	0.97%	4,762	425,872	1.43%	6,077
Time deposits	401,505	1.27%	5,091	433,421	1.70%	7,368	514,798	2.20%	11,330
Federal funds purchased / securities sold under repurchase agreements	1,895	0.63%	12	741	0.81%	6	1,468	1.36%	20
Other borrowings	80,182	3.24%	2,597	76,656	3.43%	2,629	93,951	3.74%	3,513
Total interest-bearing liabilities	1,356,505	0.89%	12,034	1,350,674	1.26%	17,078	1,343,909	1.79%	23,998
Noninterest-bearing demand deposits	151,854			133,217			118,926
Other liabilities	17,287			13,618			11,806
Stockholders’ equity	126,605			107,980			100,719
Total liabilities and stockholders’ equity	$1,652,251			$1,605,489			$1,575,360

Net interest spread		3.27%			3.30%			3.05%
Benefit of noninterest sources		0.10%			0.11%			0.13%
Net interest margin/income		3.37%	$51,636		3.41%	$50,562		3.18%	$45,876

2012 compared with 2011:

Interest earning asset yields declined 40 basis points while interest bearing liability rates declined 37 basis points.  As a result the Company’s average interest rate spread contracted to 3.27% in 2012 as compared to 3.30% in 2011.  The year over year decline in asset yields and liability costs were a result of low market interest rates.  These factors have contributed to an decrease in the net interest margin from 3.41 % in 2011 to 3.37% in 2012.

Average interest earning assets increased $47,639 and were funded principally by an increase in noninterest-bearing demand deposits of $18,637, an increase in average stockholders’ equity $18,625, and increase in average interest bearing liabilities of $5,831, and a decrease in average cash and due from banks of $4,918. Average interest-earning assets for 2012 were $1,530,132, or 92.61% of average total assets.

Interest income is the largest contributor to income and totaled $63,670 in 2012 compared to $67,640 in 2011, a decrease of $3,970 or 5.87%. The largest decrease was interest income on loans, including loan fees, which decreased $3,343 from $50,036 in 2011 to $46,693 in 2012. The decline was due primarily to lower average yields which declined from 5.70% in 2011 to 5.34% in 2012. The average yield decreased in part due to the low interest rate environment for new and renewing loans The Company has attempted to slow the decline in yields by enforcing established floors on loans but as loans mature the yields have fallen due to competitive reasons.  The reversal of interest income on loans placed on non-accrual declined from $594 in 2011 to $312 for the year ended 2012.

Interest income on taxable investment securities declined $1,085 or 7.03% and interest income on tax-exempt investment securities increased $496 or 24.30%.  Average taxable and tax-exempt investment balances increased $39,494 and $18,198 or 7.51% and 34.60% respectively, but the effect on income was substantially reduced due to a decline in the average portfolio yield. The average yield on the taxable investment portfolio declined from 2.94% in 2011 to 2.54% in 2012 and the average yield on the tax-exempt investment portfolio declined from 3.88% in 2011 to 3.58% in 2012. Yields on investments purchased during the year were generally lower in 2012 and were impacted by a high level of proceeds from maturities and calls and sales of available for sale securities which totaled $208,707 and $170,284 respectively. Some securities sales occurred based on asset liability strategies. Average yields on interest-earning assets were 4.16% in 2012, compared to 4.56% in 2011.

 Total interest expense totaled $12,034 for 2012 compared to $17,078 in 2011, a decrease of $5,044 or 29.54%. The principal decline was interest expense on deposits which decreased $5,018 from $14,443 in 2011 to $9,425 in 2012.  The decrease was primarily attributable to a decrease in rates paid on deposits. The rate paid on NOW accounts decreased from 0.66% in 2011 to 0.44% in 2012. The rate paid on savings and money management accounts decreased from 0.97% in 2011 to 0.54% in 2012 and the rate paid on time deposits decreased from 1.70% in 2011 to 1.27% in 2012. The mix of interest bearing deposits also affects the interest rate spread.  During 2012 the proportion of higher cost time deposits as a percent of average interest bearing liabilities decreased from 32.09% in 2011 to 29.60% while lower cost money management, savings and NOW accounts increased from 62.18% in 2011 to 64.35% in 2012.

The overall result was an increase in net interest income of $1,074 or 2.12% in 2012 over 2011.

A key performance measure for net interest income is the “net interest margin”, or net interest income divided by average interest-earning assets. Unlike the “net interest spread” (the difference between interest rates earned on assets and interest rates paid on liabilities), the net interest margin is affected by the level of non-interest sources of funding used to support interest-earning assets.  The Company’s net interest spread decreased 3bp to 3.27% in 2012 while the net interest margin decreased 4bp from 3.41% in 2011 to 3.37% in 2012.  The net interest margin decrease was slightly larger than the decrease in spread in 2012 due to the reduced benefit of noninterest funding sources from 0.11% in 2011 to 0.10% in 2012 reflecting the reduced benefit of such balances in the net interest margin.  The high level of competition in the local market for both loans and particularly deposits continues to influence the net interest margin.  The net interest margin continues to be partially supported by demand deposits which provide a noninterest-bearing source of funds.  The Company continues to focus on demand deposits and NOW accounts to help prevent further deterioration in the net interest margin.

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

Changes in the net interest income from period to period result from increases or decreases in the volume of interest-earning assets and interest-bearing liabilities, increases or decreases in the average rates earned and paid on such assets and liabilities, the ability to manage the earning asset portfolio, and the availability of particular sources of funds, such as noninterest-bearing deposits.  The following table: “Analysis of Changes in Net Interest Income” indicates the changes in the Company’s net interest income as a result of changes in volume and rate from 2011 to 2012, and 2010 to 2011.  The analysis of changes in net interest income included in the following table indicates that on an overall basis in 2011 to 2012, the increase in the balances or volumes of interest-earning assets created a positive impact in net income.  This was somewhat offset by the impact of increased volumes of interest-bearing liabilities.  The rate environment of 2012 resulted in significant rate decreases on interest-earning assets and interest-bearing liabilities.  In 2010 to 2011, the increase in the balances or volumes of interest-earning assets created a positive impact in net income which was partially offset by the impact of increased volumes of interest-bearing liabilities.  Declining rates in 2011 resulted in rate decreases on interest-earning assets and interest-bearing liabilities.

Analysis of Changes in Net Interest Income

		2012 vs. 2011				2011 vs. 2010
		Increase (Decrease)				Increase (Decrease)
	Average	Average			Average	Average
	Volume	Rate	Combined	Total	Volume	Rate	Combined	Total
		(Dollars in thousands)				(Dollars in thousands)
Interest-earning assets:

Loans	$(188)	$(3,167)	$12	$(3,343)	$(2,784)	$(936)	$49	$(3,671)
Investments, taxable	1,160	(2,088)	(157)	(1,085)	3,670	(2,326)	(581)	763
Investments, tax-exempt	706	(156)	(54)	496	1,092	(76)	(76)	940
Federal funds sold	-	-	-	-	(9)	(9)	9	(9)
Interest-bearing deposits in
other banks	(31)	(9)	2	(38)	(231)	(67)	41	(257)
Total	1,647	(5,420)	(197)	(3,970)	1,738	(3,414)	(558)	(2,234)

Interest-bearing liabilities:

NOW accounts	$8	$(791)	$(3)	$(786)	$401	$(1,013)	$(133)	$(745)
Savings and money management accounts	309	(2,126)	(138)	(1,955)	939	(1,952)	(302)	(1,315)
Time deposits	(543)	(1,872)	138	(2,277)	(1,791)	(2,579)	408	(3,962)
Federal funds purchased /
securities sold under
repurchase agreements	9	(1)	(2)	6	(10)	(8)	4	(14)
Other borrowings	121	(146)	(7)	(32)	(647)	(291)	54	(884)
Total	(96)	(4,936)	(12)	(5,044)	(1,108)	(5,843)	31	(6,920)
Change in net interest income				$1,074				$4,686

The variances for each major category of interest-earning assets and interest-bearing liabilities are attributable to (a) changes in volume (changes in volume times prior year rate), (b) changes in rate (changes in rate times prior year volume) and (c) combined (changes in rate times the change in volume).

Provision for Loan Losses

The provision for loan losses is the charge to operating earnings necessary to maintain the allowance for loan losses at a level which, in management’s estimate, is adequate to cover the estimated amount of probable incurred losses in the loan portfolio.  The provision for loan losses totaled $8,141 for the year ended December 31, 2012 compared to $12,584 for the year ended December 31, 2011.  See “Allowance for Loan Losses” for further analysis of the provision for loan losses.

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

2012 compared with 2011:

Noninterest income totaled $21,494 in 2012 compared to $19,671 in 2011, an increase of $1,823 or 9.27%. The increase was due primarily to gain on sale of loans which increased  $2,293. Other factors included increased service charges and fees on deposits of $100 which was primarily due to increased interchange fees of $258 and increased commercial overdraft fees of $71 offset in part by reduced consumer overdraft fees of $217. Retail investment income increased $90, cash surrender value of bank-owned life insurance increased $77 due to additional policies purchased and net impairment losses recognized in earnings decreased $93. Partially offsetting these increases in income were investment securities gains, which decreased $798.

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

      The following table presents the principal components of noninterest income for the last three years:

Noninterest Income

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)

Service charges and fees on deposits	$6,849	$6,749	$6,926
Gain on sales of loans	9,368	7,075	8,624
Gain on sale of fixed assets, net	10	71	26
Investment securities gains, net of OTTI	312	1,017	1,175
Retail investment income	1,941	1,851	1,662
Trust service fees	1,146	1,128	1,128
Earnings from cash surrender value of bank-owned life insurance	1,112	1,035	931
Miscellaneous income	756	745	614
Total noninterest income	$21,494	$19,671	$21,086

Noninterest income as a percentage of total average assets	1.30%	1.23%	1.34%

Noninterest income as a percentage of total income	25.24%	22.53%	23.18%

Noninterest Expense

2012 compared with 2011:

Noninterest expense totaled $44,068 in 2012, an increase of $2,027 or 4.82% over 2011.  The primary reason for the increase was due to salaries and other personnel expense.

Salaries and other personnel expense increased $2,666 or 11.48%. $1,167 of the increase was due to merit increases to employees of 3%, a slight increase in average full time equivalent employees  and the addition of two senior level positions in the audit and compliance areas of the Bank that occurred in late 2011. In addition, incentive compensation accruals increased $408 due to achievement of financial goals, and deferred compensation expense increased $801 due to a decrease in the discount rate used to measure the related accrued liability. The remaining increase was related to commission expense, group insurance benefits cost, payroll taxes and retirement contributions offset in part by a decrease in stock option expense due to expiration of the vesting period on certain options.

Other real estate losses continued to be elevated in 2012 as the Company continued to work through problem asset resolution. OREO losses totaled $1,785 and included $635 related to sales and $1,150 related to further write-downs on such properties due to either updated appraisals or other indications of value. Marketing expenses increased $294 or 21.51% due to higher levels of billboard and television advertising as well as increased business development expenditures.

FDIC insurance expense decreased $296 or 16.33% due to reductions in the assessment rate during 2012. Occupancy expense decreased $265 or 6.08% in 2012 due primarily to reduced depreciation expense on furniture fixtures and equipment which became fully depreciated during the year. Data processing costs decreased $250 or 14.52% due to higher costs in 2011 related to the merger of Southern Bank & Trust described below. Other operating expenses decreased $301 or 8.71% due primarily to higher costs in 2011 related to a penalty paid to the FHLB for early repayment of advances.

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

The Company continues to monitor expenditures in all organizational units by utilizing specific cost-accounting and reporting methods as well as responsibility center budgeting.  The following table presents the principal components of noninterest expense for the years ended December 31, 2012, 2011 and 2010.

Noninterest Expense

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)

Salaries and other personnel expense	$25,889	$23,223	$23,462
Occupancy expense	4,094	4,359	4,581
Marketing & business development	1,661	1,367	1,237
Processing expense	1,949	1,744	1,540
Legal and professional fees	1,561	1,642	1,657
Data processing expense	1,472	1,722	1,401
FDIC insurance	1,517	1,813	2,268
Loss (gain) on sale of other real estate owned	635	435	(299)
Other real estate valuation allowance	1,150	1,464	1,909
Loan costs	986	817	954
Other expense	3,154	3,455	3,105
Total noninterest expense	$44,068	$42,041	$41,815

Noninterest expense as a percentage of total average assets	2.67%	2.62%	2.65%

Operating efficiency ratio	60.53%	60.80%	63.59%

The Company’s efficiency ratio (noninterest expense as a percentage of net interest income and noninterest income, excluding gains and losses on the sale of investments) decreased to 60.53% in 2012 compared to 60.80% in 2011, and 63.59% in 2010.

Income Taxes

Income tax expense totaled $6,486 in 2012 compared to $4,563 in 2011.  The effective tax rate as a percentage of pre-tax income was 31.00% in 2012, 29.24% in 2011, and 26.64% in 2010.

At December 31, 2012, the Company maintains net deferred tax assets of $10,406.  A valuation allowance is required for deferred tax assets if, based on available evidence, it is more likely than not that all or some portion of the asset may not be realized due to the inability to generate sufficient taxable income in the period and/or of the character necessary to utilize the benefit of the deferred tax asset.  In making this assessment, all sources of taxable income available to realize the deferred tax asset are considered including taxable income in prior carry-back years, future reversals of existing temporary differences, tax planning strategies and future taxable income exclusive of reversing temporary differences and carryforwards.  Based on management’s assessment, no valuation allowance was deemed necessary at December 31, 2012.

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

Loans outstanding averaged $847,872 in 2012 compared to $860,936 in 2011 and $902,346 in 2010.  At December 31, 2012, loans totaled $871,447 compared to $846,010 at December 31, 2011, an increase of $25,437 or 3.01%.

The Company experienced significant decreases in loan volumes and balances during 2010 and 2011. Loan demand remained weak until the latter part of 2012 when outstanding loans began to increase. Consequently, although total loans increased $25,437 or 3.01% at period end, average loans outstanding declined $13,064 or 1.52% in 2012 compared to 2011 which contributed to the decline in interest income. In addition, the Company continued to remain focused on working through problem loans. Most of the growth in loans came from commercial and residential real estate which increased $10,997 or 3.31% and $9,017 or 5.67% respectively.  Increases in commercial real estate loans can be attributed to several new relationships within the medical and retail sectors as well as the completion of several apartment complexes that were placed into permanent loans.  In addition, acquisition development and construction loans increased $3,700 or 2.20% due to increased 1-4 family residential construction loans.

In response to the economic environment over the last several years, management ceased originating and participating in new out of market ADC lending opportunities. Management also curtailed ADC lending in its primary market but has pursued new loans in this category primarily to those borrowers with longstanding superior credit relationships with the bank, having a limited number of speculative houses in inventory. The Company does pursue selective loans in the commercial construction segment of ADC for owner occupied and non owner occupied properties when there is a committed permanent takeout or when the Bank will hold the permanent loan.  As a result of these strategies, in 2012 the out of market ADC portfolio declined $1,034 or 3.67% and the Central Savannah River Area (“CSRA”) ADC portfolio increased $4,734 or 3.38%.

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

Loan Portfolio Composition

	December 31,
	2012		2011		2010		2009		2008
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
			(Dollars in thousands)
Commercial financial and agricultural	$174,553	20.03%	$171,750	20.30%	$189,128	21.64%	$173,974	18.56%	171,883	17.42%
Real estate
Commercial	343,663	39.44%	332,666	39.32%	327,458	37.46%	322,864	34.44%	266,362	26.99%
Residential	168,039	19.28%	159,022	18.80%	157,680	18.04%	147,403	15.72%	150,724	15.27%

Acquisition, development and construction	171,750	19.71%	168,050	19.86%	182,412	20.87%	270,062	28.81%	369,731	37.47%
Total real estate	683,452	78.43%	659,738	77.98%	667,550	76.37%	740,329	78.97%	786,817	79.73%
Lease financing	0	0.00%	0	0.00%	0	0.00%	0	0.00%	33	0.00%
Consumer
Direct	12,785	1.47%	13,600	1.61%	15,643	1.79%	20,507	2.19%	24,272	2.46%
Indirect	105	0.01%	384	0.05%	899	0.10%	1,898	0.20%	3,319	0.34%
Revolving	502	0.05%	428	0.05%	870	0.10%	836	0.09%	905	0.09%
Total consumer	13,392	1.53%	14,412	1.71%	17,412	1.99%	23,241	2.48%	28,496	2.89%
Deferred loan origination costs (fees)	50	0.01%	110	0.01%	5	0.00%	(55)	(0.01%)	(398)	(0.04%)
Total	$871,447	100.00%	$846,010	100.00%	$874,095	100.00%	$937,489	100.00%	$986,831	100.00%

Loans may be periodically renewed with principal reductions and appropriate interest rate adjustments.  Loan maturities as of December 31, 2012 are set forth in the following table based upon contractual terms.  Actual cash flows may differ as borrowers generally have the right to prepay without prepayment penalties.

Loan Maturity Schedule
At December 31, 2012

	Within	One to Five	After Five
	One Year	Years	Years	Total
	(Dollars in thousands)

Commercial, financial and agricultural	$64,116	$80,414	$30,023	$174,553
Real Estate
Commercial	112,523	213,349	17,791	343,663
Residential	87,497	79,049	1,493	168,039
Acquisition, development and construction	116,629	54,793	328	171,750
Consumer	6,789	6,493	110	13,392
Deferred loan origination costs (fees)	50	-	-	50
Total loans	$387,604	$434,098	$49,745	$871,447

The following table presents an interest rate sensitivity analysis of the Company’s loan portfolio as of December 31, 2012.  The loans outstanding are shown in the time period where they are first subject to repricing.

Sensitivity of Loans to Changes in Interest Rates
At December 31, 2012

	Within	One to Five	After Five
	One year	Years	Years	Total
	(Dollars in thousands)
Loans maturing or repricing with:
Predetermined interest rates	$230,489	$360,138	$33,600	$624,227
Floating or adjustable interest rates	240,012	7,208	-	247,220
Total loans	$470,501	$367,346	$33,600	$871,447

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

If non accruing loans had been accruing interest under their original terms, approximately $1,271 in 2012, $1,852 in 2011 and $1,204 in 2010 would have been recognized as earnings.

The Company is required to identify impaired loans and evaluate the collectability of both contractual interest and principal of loans when assessing the need for a loss allowance.  Large pools of smaller balance homogeneous loans are collectively evaluated for impairment.  A loan is considered impaired, when based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note agreement. The amount of the impairment is measured based on the present value of future cash flows discounted at the loan’s effective interest rate or, if the loan is collateral dependent or foreclosure is probable, the fair value of collateral, less estimated selling expenses. Regulatory guidance is also considered.  At December 31, 2012 and 2011, the Company had impaired loans of $29,526 and $42,054, respectively.  Impaired loans carried at fair value totaled $14,815 and $17,532, respectively at December 31, 2012 and 2011.  Charge-offs of $5,794 and $6,919 were taken on these impaired loans during 2012 and 2011.  Impaired loans that are not carried at fair value totaled $14,711 and $24,522 at December 31, 2012 and 2011, respectively.  Impaired loans that are not carried at fair value are secured by collateral with fair value less estimated selling expenses in excess of the carrying amount of the loan.

Non-performing assets include nonaccrual loans, loans past due 90 days or more, restructured loans and other real estate owned.  The following table, “Non-Performing Assets”, presents information on these assets as of December 31st, for the past five years.  Non-performing assets were $34,602 at December 31, 2012 or 3.95% of period end loans and other real estate owned.  This compares to $51,436 or 6.04% of total loans and other real estate owned at December 31, 2011.

At December 31, 2010 and 2008 there were $69 and $7,298, respectively of loans past due 90 days or more and still accruing.  There were no loans past due 90 days or more and still accruing at December 31, 2012, 2011 and 2009.  All loans past due 90 days or more are classified as nonaccrual loans unless the loan officer believes that both principal and interest are collectible, in which case the loan continues to accrue interest.

Troubled Debt Restructurings (TDRs) are troubled loans in which the original terms have been modified in favor of the borrower or either principal or interest has been forgiven, due to deterioration in the borrower’s financial condition.  There were $2,711 in TDRs at December 31, 2012, of which $1,796 were on nonaccrual status.  TDRs totaled $4,151 at December 31, 2011, of which $1,821 were on nonaccrual status.

	Non-Performing Assets

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$2,358	$2,325	$2,924	$962	$449
Real Estate:
Commercial	11,736	20,956	3,793	2,932	3,491
Residential	6,291	4,553	4,734	4,277	2,627
Acquisition, development and construction	9,712	14,732	11,953	23,755	27,908
Consumer	100	331	301	331	306
Total Nonaccrual loans	$30,197	$42,897	$23,705	$32,257	$34,781
Restructured loans (1)	$915	$2,330	$2,544	$-	$-
Other real estate owned	3,490	6,209	7,751	7,974	5,734
Total Nonperforming assets	$34,602	$51,436	$34,000	$40,231	$40,515

Loans past due 90 days or more and still accruing interest	$-	$-	$69	$-	$7,298

Allowance for loan losses to period end total loans	3.31%	3.43%	3.05%	2.38%	1.49%
Allowance for loan losses to period end nonaccrual loans	95.53%	67.71%	112.45%	69.25%	42.39%
Net charge-offs to average loans	0.98%	1.18%	1.27%	2.42%	0.65%
Nonperforming assets to period end loans	3.97%	6.08%	3.89%	4.29%	4.11%
Nonperforming assets to period end loans and other real estate owned	3.95%	6.04%	3.86%	4.26%	4.08%

(1) Restructured loans on nonaccrual status at year end are included under nonaccrual loans in the table.

Nonaccrual loans decreased $12,700 or 29.61% to $30,197 at December 31, 2012.

The table below provides additional detail on nonaccrual loans greater than $1,000 at December 31, 2012.

			Nonaccrual					Appraisal	Appraised
	Balance	Originated	Date	Trigger	Collateral	Allowance	Method	Date	Value
	(Dollars in thousands)
ADC Loan / 1-4 Family / Equity lines (1)	$1,575	03/07-09/08	11/09-09/10	delinquency	houses, lots & land	-	collateral value	03/12	$2,453
Commercial Real Estate	9,112	08/08-01/11	11/18/11	bankruptcy	hotels & restaurant	-	collateral value	12/12	12,670
ADC Loan - CSRA	5,075	03/29/11	03/11-11/11	financial condition	lots & land	-	collateral value	08/12	7,271
ADC Loan - Other	1,362	09/30/08	05/06/10	delinquency	lots & land	-	collateral value	09/12	1,534
1-4 Family Residential	1,065	01/31/07	06/27/12	financial condition	house	-	collateral value	08/12	1,380
ADC Loan - CSRA	1,821	12/28/11	12/28/12	financial condition	land	-	collateral value	06/11	2,771
	$20,010

Other, net	10,187
Nonaccrual loans at December 31, 2012	$30,197

(1) Cross collateralized loans to one borrower

The table below presents a roll forward of other real estate owned for the year ended December 31, 2012 and 2011, respectively.

Other Real Estate Owned

	2012	2011
	(Dollars in thousands)

Beginning balance, January 1	$6,209	$7,751
Additions	7,561	6,053
Increase in valuation allowance	(1,150)	(1,464)
Sales	(8,495)	(5,696)
Gain (loss) on sale of OREO	(635)	(435)
Ending balance, December 31	$3,490	$6,209

The following table provides details of other real estate owned as of December 31, 2012 and 2011, respectively.

Other Real Estate Owned

	2012	2011
	(Dollars in thousands)
Other Real Estate:
Commercial, financial and agricultural	$-	$182
Real Estate
Commercial	2,838	487
Residential	180	1,217
Acquisition, development and construction	1,559	6,861
	4,577	8,747

Valuation allowance	(1,087)	(2,538)
	$3,490	$6,209

The net decrease in other real estate owned is due to the continuing process of resolving problem loans.

Potential Problem Loans

In addition to loans disclosed above as past due, nonaccrual and restructured as of December 31, 2012, management also identified further weaknesses in $24,078 of already classified loans.  These loans, principally classified for regulatory purposes as substandard, are principally commercial real estate and ADC loans in the company’s primary market area.  Estimated potential losses from these potential credit weaknesses have been provided for in determining the allowance for loan losses at December 31, 2012.

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

Additions to the allowance for loan losses, which are expensed on the Company’s income statement as the “provision for loan losses”, are made periodically to maintain the allowance for loan losses at an appropriate level based upon management’s analysis of risk in the loan portfolio. The Company’s provision for loan losses in 2012 was $8,141, a decrease of $4,443, or 35.31% from the 2011 provision of $12,584.

The Company’s approach to ALLL reserve calculation uses two distinct perspectives, the guidelines of using Financial Accounting Standards ASC 450 (Accounting for Contingencies) and ASC 310 (Accounting by Creditors for Impairment of a Loan, for individual loans). The process is generally as follows:

●	Loans are grouped accordingly in categories of similar risk characteristics (Portfolio segments).

●	For each loan category, a four year average rolling historical net loss rate is calculated, with the loss rate more heavily weighted to the most recent two years loss history.

●
The historical loss ratios are adjusted for internal and external qualitative factors within each loan category.  The qualitative factor adjustment may be further increased for loan classifications of watch rated and substandard within each category.  Factors include:

o	levels and trends in delinquencies and impaired/classified/graded loans;
o	changes in the quality of the loan review system;
o	trends in volume and terms of loans;
o	effects of changes in risk selection and underwriting standards, and other changes in lending policies, procedures and practices;
o	experience, ability, and depth of lending management and other relevant staff;
o	national and local economic trends and conditions;
o	changes in the value of underlying collateral;
o	other external factors-competition, legal and regulatory requirements; and
o	effects of changes in credit concentrations.

●	The resultant loss factor is applied to each respective loan pool to calculate the ALLL for each loan pool.

●	The total of each loan pool is then added to the ALLL determined for individual loans evaluated for impairment in accordance with ASC 310.

The table below indicates the allocated allowance for all loans according to loan type determined through the Company’s comprehensive allowance methodology for the years indicated.  Because these allocations are based upon estimates and subjective judgment, it is not necessarily indicative of the specific amounts or loan categories in which loan losses may occur.

	Allocation of the Allowance for Loan Loss

	December 31,
	2012		2011		2010		2009		2008
	Amount	Percent(1)	Amount	Percent(1)	Amount	Percent(1)	Amount	Percent(1)	Amount	Percent(1)

	(Dollars in thousands)

Balance at end of year Applicable to:
Commercial, financial, and agricultural	$4,368	15.14%	$4,183	14.40%	$3,463	21.73%	$1,442	18.21%	$1,964	18.93%
Real estate
Commercial	10,872	37.69%	10,761	37.05%	8,698	37.50%	5,709	33.10%	2,565	26.92%
Residential	5,677	19.68%	5,607	19.30%	5,372	18.00%	5,322	16.68%	2,048	14.11%
Acquisition, development and construction	7,436	25.78%	8,055	27.73%	8,493	20.87%	8,876	29.51%	7,050	37.13%
Consumer loans to individuals	493	1.71%	440	1.52%	631	1.90%	989	2.50%	1,115	2.91%

Balance at end of year	$28,846	100.00%	$29,046	100.00%	$26,657	100.00%	$22,338	100.00%	$14,742	100.00%

(1) Percent of gross loans in each category to total loans adjusted for loans recorded at fair value

The following table provides details regarding charge-offs and recoveries by loan category during the most recent five year period, as well as supplemental information relating to both net loan losses, the provision and the allowance for loan losses during each of the past five years.  Net charge-offs for 2012 represented 0.98% of average loans outstanding, compared to 1.18% for 2011 and 1.27% for 2010.

	Allowances for Loan Losses

	At December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)

Total loans outstanding at end of period, net of unearned income	$871,447	$846,010	$874,095	$937,489	$986,831

Average loans outstanding, net of unearned income	$847,872	$860,936	$902,346	$965,111	$934,512

Balance of allowance for loan losses at beginning of year	$29,046	$26,657	$22,338	$14,742	$11,800

Charge-offs:
Commercial, financial and agricultural	919	2,296	1,139	1,120	885
Real estate - commercial	2,281	1,472	1,048	1,082	279
Real estate - residential mortgage	2,211	2,489	1,306	3,742	596
Real estate - acquisition, development and construction	3,151	4,118	8,656	17,573	4,265
Consumer	812	699	439	616	711
Total charge-offs	9,374	11,074	12,588	24,133	6,736

Recoveries of previous loan losses:
Commercial, financial and agricultural	241	162	234	363	348
Real estate - commercial	169	120	13	15	-
Real estate - residential mortgage	88	56	58	169	41
Real estate - acquisition, development and construction	209	106	543	6	2
Consumer	326	435	258	272	232
Total recoveries	1,033	879	1,106	825	623

Net loan losses	8,341	10,195	11,482	23,308	6,113
Provision for loan losses	8,141	12,584	15,801	30,904	9,055
Balance of allowance for loan losses at end of period	$28,846	$29,046	$26,657	$22,338	14,742

Allowance for loan losses to period end loans	3.31%	3.43%	3.05%	2.38%	1.49%
Net charge-offs to average loans	0.98%	1.18%	1.27%	2.42%	0.65%

At December 31, 2012, the allowance for loan losses declined slightly to 3.31% of outstanding loans, from 3.43% at December 31, 2011 and up from 3.05% at December 31, 2010.  Although net charge-offs have decreased from 2011 and 2010, the Company has continued to experience elevated levels of net charge-offs in the real estate ADC, commercial real estate and residential mortgage real estate categories in 2012.  Impaired loans are evaluated based on recent appraisals of the collateral.  Collateral values are monitored and further charge-offs are taken if it is determined that collateral values have continued to decline.

Net charge-offs totaled $8,341 at December 31, 2012, of which $2,942, or 35.27%, were related to ADC loans, $2,123 or 25.45% were related to residential real estate and $1,628 or 19.52% were related to owner occupied commercial real estate.  Of the ADC charge-offs, $2,054 or 69.82% were related to ADC loans in the CSRA and $888 or 30.18% were related to ADC loans in other markets. The provisions for loan losses allocated to individual portfolio segments are affected by the calculation of average historical net loss rate factors and by the internal and external qualitative factors within each category.

Management considers the current allowance appropriate based upon its analysis of risk in the portfolio using the methods previously discussed.  Management’s judgment is based upon a number of assumptions about events which are believed to be reasonable, but which may or may not prove correct.  While it is the Company’s policy to charge off in the current period the loans in which a loss is considered probable, there are additional risks of losses which cannot be quantified precisely or attributed to a particular loan or class of loans.  Because management evaluates such factors as changes in the nature and volume of the loan portfolio, historical loss rates, overall portfolio quality, review of specific problem loans, and current economic conditions and trends that may affect a borrower’s  ability to repay, management’s judgment as to the adequacy of the allowance is necessarily approximate and imprecise.  Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance will not be required.  See “Critical Accounting Estimates.”

Investment Securities

The Company’s investment securities portfolio increased $50,980 to $654,739 at year-end 2012 from 2011.  The Company maintains an investment strategy of seeking portfolio yields within acceptable risk levels, as well as providing liquidity.  The Company maintains two classifications of investments:  “Held to Maturity” and “Available for Sale.” “Available for Sale” securities are carried at fair market value with related unrealized gains or losses included in stockholders’ equity as accumulated other comprehensive income, whereas the “Held to Maturity” securities are carried at amortized cost.  As a consequence, with a higher percentage of securities being placed in the “Available for Sale” category, the Company’s stockholders’ equity is more volatile than it would be if a larger percentage of investment securities were placed in the “Held to Maturity” category.  Although equity is more volatile, management has discretion, with respect to the “Available for Sale” securities, to proactively adjust to favorable market conditions in order to provide liquidity and realize gains on the sales of securities.  The changes in values in the investment securities portfolio are not taken into account in determining regulatory capital requirements. As of December 31, 2012, in addition to the U.S. Government agencies and government sponsored entities, there were two issuers who represented 10% or more of stockholders’ equity within the investment portfolio.  The Company’s holdings of investment securities issued by SunTrust Banks totaled $15,414, or 11.35% of stockholders’ equity at December 31, 2012. The Company also had holdings of investment securities issued by Wells Fargo totaling $13,931 or 10.26% of stockholders’ equity at December 31, 2012.  At December 31, 2011, except for the U.S. Government agencies and government sponsored entities, there was no issuer who represented 10% or more of stockholders’ equity within the investment portfolio.  As of December 31, 2012 and 2011, the estimated fair value of investment securities as a percentage of their amortized cost was 102.41% and 101.38%, respectively.  At December 31, 2012, the investment securities portfolio had gross unrealized gains of $17,148 and gross unrealized losses of $1,717, for a net unrealized gain of $15,431.  As of December 31, 2011 and 2010, the investment securities portfolio had a net unrealized gain of $8,212 and a net unrealized loss of $3,655, respectively.  The following table presents the amortized cost of investment securities held by the Company at December 31, 2012, 2011 and 2010.

 Investment Securities

	December 31,
	2012	2011	2010
	(Dollars in thousands)

Available for sale:
U.S. Government Agencies	$230,609	$169,137	$202,153
Obligations of states and political subdivisions	127,913	98,305	67,137
Mortgage-backed securities
U.S. GSE’s MBS - residential	106,757	154,130	141,524
U.S. GSE’s CMO	78,101	118,173	139,208
Other CMO	1,915	2,462	3,382
Corporate bonds	94,013	53,340	36,551
Equity securities	0	0	2
Total	$639,308	$595,547	$589,957

	December 31,
	2012	2011	2010
Held to maturity:
Obligations of states and political subdivisions	$0	$0	$310
Total	$0	$0	$310

The following table represents maturities and weighted average yields of debt securities at December 31, 2012.  Yields are based on the amortized cost of securities.  Maturities are based on the contractual maturities.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Maturity Distribution and Yields of Investment Securities

	December 31, 2012
	Amortized Cost	Yield
	(Dollars in thousands)
Available for Sale:
Obligations of U.S. Government agencies
Over one through five years	$1,108	2.05%
Over five through ten years	47,809	1.87%
Over ten years	181,692	2.13%
Total	$230,609	2.08%

Obligations of states and political subdivisions (1)
Over one through five years	$4,572	3.87%
Over five through ten years	31,552	3.89%
Over ten years	91,789	5.14%
Total	$127,913	4.79%

Corporate bonds
Over one through five years	$55,142	3.07%
Over five through ten years	26,489	3.56%
Over ten years	12,382	4.00%
Total	$94,013	3.33%

U.S. GSE’s MBS - residential
Over five through ten years	$1,356	4.14%
Over ten years	105,401	2.51%
Total	$106,757	2.53%

U.S. GSE’s CMO
Over five through ten years	$1,365	2.70%
Over ten years	76,736	1.80%
Total	$78,101	1.82%

Other CMO
Over five through ten years	$172	4.82%
Over ten years	1,743	12.64%
Total	$1,915	11.94%

Total Investment Securities	$639,308	2.88%

(1)Tax-equivalent yield

Deposits

The Company’s average interest bearing liabilities increased $5,831 or 0.43% from 2011 to 2012.  Average noninterest-bearing deposits increased $18,637 or 13.99%.  Average borrowings increased $4,680 or 6.05% from 2011 to 2012.  The majority of the growth in deposits reflects the Company’s strategy of consistently emphasizing deposit growth, as deposits are the primary source of funding for balance sheet growth.  Borrowed funds consist of short-term borrowings, securities sold under agreements to repurchase with the Company’s commercial customers and reverse repurchase agreements with SunTrust Robinson Humphrey and Center State Bank, federal funds purchased, subordinated debentures and borrowings from the Federal Home Loan Bank.

Average interest-bearing liabilities increased $6,765 or 0.50% from 2010 to 2011, while average noninterest-bearing deposits increased $14,291 or 12.02% during the same period.

The following table presents the average amount outstanding and the average rate paid on deposits and borrowings by the Company for the years 2012, 2011 and 2010:
	Average Deposit and Borrowing Balances and Rates

	Year ended December 31,
	2012		2011		2010
	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate
	(Dollars in thousands)

Noninterest-bearing demand deposits	$151,854	0.00%	$133,217	0.00%	$118,926	0.00%

Interest-bearing liabilities:
NOW accounts	349,347	0.44%	348,164	0.66%	307,820	0.99%
Savings, money management accounts	523,576	0.54%	491,692	0.97%	425,872	1.43%
Time deposits	401,505	1.27%	433,421	1.70%	514,798	2.20%
Federal funds purchased / securities
sold under repurchase agreements	1,895	0.63%	741	0.81%	1,468	1.36%
Other borrowings	80,182	3.24%	76,656	3.43%	93,951	3.74%
Total interest-bearing liabilities	$1,356,505	0.89%	$1,350,674	1.26%	$1,343,909	1.79%

Total noninterest & interest-bearing liabilities	$1,508,359		$1,483,891		$1,462,835

The following table presents the maturities of the Company’s time deposits over $100 at December 31, 2012:

Maturities of Time Deposits

Time Certificates of Deposit of $100 or More
(Dollars in thousands)
Months to Maturity
Within 3 months	$63,604
After 3 through 6 months	27,178
After 6 through 12 months	48,998
Within one year	139,780
After 12 months	141,091

Total	$280,871

This table indicates that less than half of time deposits of $100 or more have a maturity of less than twelve months.  This is reflective of both the Company’s market and recent interest rate environments.  In addition, the Company has issued brokered certificates of deposit in terms of two to five years to take advantage of the current low interest rate environment and thereby extend the maturity date of a portion of its liabilities.  At December 31, 2012, the Company had $100,390 of brokered certificates of deposit that mature after 12 months.

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

Unfunded commitments to extend credit where contractual amounts represent potential credit risk totaled $182,043 and $133,471 at December 31, 2012 and 2011, respectively.  This includes standby letters of credit of $7,055 at December 31, 2012 and $6,133 at December 31, 2011.  These commitments are primarily at variable interest rates.

The Company’s commitments are funded through internal funding sources of scheduled repayments of loans and sales and maturities of investment securities available for sale or external funding sources through acceptance of deposits from customers or borrowings from other financial institutions.

The following table is a summary of the Company’s commitments to extend credit, commitments under contractual leases as well as the Company’ contractual obligations, consisting of deposits, FHLB advances, borrowed funds and benefit plans by contractual maturity date.

Commitments and Contractual Obligations

	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(Dollars in thousands)

Lines of credit	$174,988	-	-	-
Standby letters of credit	7,055	-	-	-
Lease agreements	207	393	182	-
Deposits	1,221,624	129,347	64,191	6,110
Securities sold under repurchase agreements	976	-	-	-
Salary continuation agreements	100	281	1,197	27,772
FHLB advances	-	-	35,000	29,000
Subordinated debentures	-	1,547	-	20,000
Total commitments and contractual obligations	$1,404,950	131,568	100,570	82,882

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

Interest Rate Risk

The purpose of the Company’s interest rate risk management process is to quantify and control interest rate risk while, at the same time, focusing on the net interest margin and net income for profit.  Changes in interest rates can affect the earnings of the bank and can also affect the economic value of the underlying financial instruments.  For this reason, the institution’s interest rate risk measurement process measures earnings at risk as well as economic value at risk.   The Company’s interest rate risk policy works in conjunction with other policies (namely: loan, funds management, capital and investment) in order to achieve the Bank’s overall goals. An objective of the policy is to maintain a balanced risk profile so that variations to net interest income and economic value of equity stay within policy limits.

On a quarterly basis, a twelve month simulation of net interest income and economic value of equity is performed based upon level plus and minus 100, 200, 300 and 400 basis point shocks. The primary method is a static simulation model based on current exposures to interest rates and assumes a constant balance sheet with no new growth. The results of the shocks are presented to a Board Committee on a quarterly basis and compared to the related policy limits. See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” for the net interest income simulation results for December 31, 2012 and 2011.

Liquidity

Management of the Company’s liquidity position is closely related to the process of asset/liability management.  Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to provide sufficient funds to cover deposit withdrawals and payment of debt and operating obligations.  The Company intends to meet its liquidity needs by managing cash and due from banks, federal funds sold and purchased, maturity of investment securities, principal repayments received from mortgage-backed securities and lines of credit as necessary.  GB&T maintains a line of credit with the Federal Home Loan Bank approximating 10% of its total assets.  Federal Home Loan Bank advances are collateralized by eligible first mortgages, commercial real estate loans and investment securities.  GB&T maintains repurchase lines of credit with SunTrust Robinson Humphrey, Atlanta, Georgia, for advances up to $20,000 of which no amounts were outstanding at December 31, 2012 and a $10,000 repurchase line of credit with Center State Bank, Orlando, Florida, of which no amounts were outstanding at December 31, 2012.  GB&T has a federal funds purchased accommodation with SunTrust Bank, Atlanta, Georgia, for advances up to $10,000, of which none were outstanding at December 31, 2012 and a federal funds purchased accommodation with Center State Bank, Orlando, Florida, for advances up to $10,000, of which none were outstanding at December 31, 2012.  The Company also maintains a borrowing facility at the Federal Reserve Bank, under the Borrower-In-Custody Program, which had $0 outstanding at December 31, 2012.  Additionally, liquidity needs can be supplemented by the structuring of the maturities of investment securities and the pricing and maturities on loans and deposits offered to customers.  The Company also uses retail securities sold under repurchase agreements to fund operations. Retail securities sold under repurchase agreements were $976 at December 31, 2012.

Capital

Total stockholders’ equity was $135,783 at December 31, 2012, an increase of $18,754 or 16.03% from the previous year.  The Company purchased 6,000 shares of treasury stock in 2012 at a cost of $83, which is shown as a reduction of stockholders’ equity.  No shares of treasury stock were purchased in 2011.  The Company issued 775 shares of treasury stock in 2012 at a price of $10, for the Director Stock Purchase Plan.  No shares of treasury stock were issued in 2011.

The Company’s average equity to average total assets was 7.66% in 2012 compared to 6.73% in 2011 and 6.39% in 2010. Capital is considered to be adequate to meet present operating needs and anticipated future operating requirements.

Management is not aware of any trends, events or uncertainties that are reasonably likely to have a material effect on the Company’s capital resources or operations.  The following table presents the return on equity and assets for the years 2012, 2011 and 2010.

Return on Equity and Assets

	Years ended December 31,

	2012	2011	2010

Return on average total assets	0.87%	0.69%	0.44%

Return on average equity	11.40%	10.23%	6.81%

Average equity to average assets ratio	7.66%	6.73%	6.39%

At December 31, 2012, the Company was well above the minimum capital ratios required under the regulatory risk-based capital guidelines and was considered well capitalized.  The following table presents the capital ratios for the Company and its subsidiary.

ANALYSIS OF CAPITAL

	Required		Actual		Excess
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Southeastern Bank Financial Corporation
12/31/2012
Risk-based capital:
Tier 1 capital	$43,235	4.00%	$147,691	13.66%	$104,456	9.66%
Total capital	86,470	8.00%	161,700	14.96%	75,230	6.96%
Tier 1 leverage ratio	66,585	4.00%	147,691	8.87%	81,106	4.87%
12/31/2011
Risk-based capital:
Tier 1 capital	$40,972	4.00%	$133,253	13.01%	$92,281	9.01%
Total capital	81,944	8.00%	147,436	14.39%	65,492	6.39%
Tier 1 leverage ratio	64,938	4.00%	133,253	8.21%	68,315	4.21%

Georgia Bank & Trust Company
12/31/2012
Risk-based capital:
Tier 1 capital	$43,140	4.00%	$143,449	13.30%	$100,309	9.30%
Total capital	86,279	8.00%	157,120	14.57%	70,841	6.57%
Tier 1 leverage ratio	74,703	4.50%	143,449	8.64%	68,746	4.14%
12/31/2011
Risk-based capital:
Tier 1 capital	$40,838	4.00%	$132,450	12.97%	$91,612	8.97%
Total capital	81,676	8.00%	145,413	14.24%	63,737	6.24%
Tier 1 leverage ratio	72,938	4.50%	132,450	8.17%	59,512	3.67%

Cash Flows from Operating, Investing and Financing Activities

Net cash provided by operating activities was $33,509 in 2012, an increase of $20,166 from 2011.  Net cash provided by operating activities was $13,343 in 2011, a decrease of $25,008 from 2010.

Net cash used by investing activities was $85,345 in 2012 compared to cash provided by investing activities of $4,392 in 2011. The change was principally due to growth in the investment securities portfolio in 2012 compared to 2011 and an increase in loans.  Loans increased $41,337 in 2012 compared to a decrease in loans of $11,837 in 2011.  In addition, the Company received proceeds from sale of other real estate of $8,495.  Net cash provided by investing activities was $4,392 in 2011 compared to net cash used in investing activities of $213,487 in 2010.  The change was principally due to lower growth in the investment securities portfolio in 2011 compared to 2010.  Loans decreased $11,837 in 2011 compared to a decrease in loans of $42,517 in 2010.  In addition, the Company received proceeds from sale of other real estate of $5,696.

Net cash provided by financing activities in 2012 was $25,883 as compared to cash used in financing activities of $13,009 in 2011.  The primary reason for the change was an increase in FHLB advances of $25,000 and an increase in deposits of $2,050.  Net cash used in financing activities in 2011 was $13,009 as compared to a net cash provided by financing activities of $110,257 in 2010.  The primary reason for the change was the $121,718 decline in deposit growth in 2011 compared to 2010. In addition, repayments of Federal Home Loan Bank advances totaled $21,407 in 2011.

Forward-Looking Statements

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

The following table presents the Company’s projected changes in net interest income for the various rate shock levels as of December 31, 2012 and 2011.  Net interest income simulations for 100, 200, 300 and 400 basis point declines in market rates were not considered meaningful, given the current levels of short term market interest rates.

	Amount	Dollar Change	Percent Change
	(Dollars in thousands)
December 31, 2012
Base	50,007
+100 basis points	50,300	293	0.59%
+200 basis points	50,319	312	0.62%
+300 basis points	50,895	888	1.78%
+400 basis points	51,403	1,396	2.79%

December 31, 2011
Base	48,420
+100 basis points	46,823	(1,597)	(3.30%)
+200 basis points	44,711	(3,709)	(7.66%)
+300 basis points	43,161	(5,259)	(10.86%)
+400 basis points	41,619	(6,801)	(14.05%)

Item 8. Financial Statements and Supplementary Data

SOUTHEASTERN BANK FINANCIAL CORPORATION

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Southeastern Bank Financial Corporation
Augusta, Georgia

We have audited the accompanying consolidated balance sheets of Southeastern Bank Financial Corporation as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southeastern Bank Financial Corporation as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Southeastern Bank Financial Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2013 expressed an unqualified opinion thereon.

/s/ Crowe Horwath LLP

Oak Brook, Illinois
February 27, 2013

SOUTHEASTERN BANK FINANCIAL CORPORATION
Consolidated Balance Sheets
December 31, 2012 and 2011

	2012	2011
	(Dollars in thousands, except share data)
Assets
Cash and due from banks	$39,566	51,080
Interest-bearing deposits in other banks	4,322	18,761
Cash and cash equivalents	43,888	69,841

Available-for-sale securities	654,739	603,759

Loans held for sale	30,051	29,615
Loans	871,447	846,010
Less allowance for loan losses	28,846	29,046
Loans, net	842,601	816,964

Premises and equipment, net	26,145	27,608
Accrued interest receivable	6,603	6,247
Goodwill, net	140	140
Bank-owned life insurance	34,825	30,713
Restricted equity securities	5,296	5,086
Other real estate owned	3,490	6,209
Prepaid FDIC assessment	2,024	3,420
Deferred tax asset	10,406	12,723
Other assets	2,294	2,448
	$1,662,502	1,614,773
Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	158,066	147,196
Interest-bearing:
NOW accounts	349,531	346,236
Savings	504,194	471,728
Money management accounts	18,033	42,977
Time deposits of $100 or more	280,871	286,319
Other time deposits	110,577	124,766
	1,421,272	1,419,222

Securities sold under repurchase agreements	976	701
Advances from Federal Home Loan Bank	64,000	39,000
Accrued interest payable and other liabilities	18,924	15,874
Subordinated debentures	21,547	22,947
Total liabilities	1,526,719	1,497,744
Stockholders’ equity:
Preferred stock, no par value; 10,000,000 shares
authorized; 0 shares outstanding in 2012
and 2011, respectively	—	—
Common stock, $3.00 par value; 10,000,000 shares
authorized; 6,680,225 and 6,677,667 shares issued in
2012 and 2011, respectively; 6,675,000 and 6,677,667
shares outstanding in 2012 and 2011, respectively	20,041	20,033
Additional paid-in capital	62,835	62,767
Retained earnings	45,028	30,593
Treasury stock, at cost; 5,225 and 0 shares in
2012 and 2011, respectively	(73)	—
Accumulated other comprehensive income, net	7,952	3,636
Total stockholders’ equity	135,783	117,029
	$1,662,502	1,614,773

See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION
Consolidated Statements of Comprehensive Income
Years ended December 31, 2012, 2011 and 2010

	2012	2011	2010
	(Dollars in thousands, except share data)
Interest income:
Loans, including fees	$46,693	50,036	53,707
Investment securities:
Taxable	14,358	15,443	14,680
Tax-exempt	2,537	2,041	1,101
Federal funds sold	—	—	9
Interest-bearing deposits in other banks	82	120	377
Total interest income	63,670	67,640	69,874

Interest expense:
Deposits	9,425	14,443	20,465
Federal funds purchased and securities sold under repurchase agreements	12	6	20
Other borrowings	2,597	2,629	3,513
Total interest expense	12,034	17,078	23,998
Net interest income	51,636	50,562	45,876
Provision for loan losses	8,141	12,584	15,801
Net interest income after provision for loan losses	43,495	37,978	30,075
Noninterest income:
Service charges and fees on deposits	6,849	6,749	6,926
Gain on sales of loans	9,368	7,075	8,624
Gain on sale of fixed assets, net	10	71	26
Investment securities gains, net	321	1,119	1,271
Other-than-temporary loss
Total impairment loss	(13)	(191)	(96)
Less loss recognized in other comprehensive income	(4)	(89)	—
Net impairment loss recognized in earnings	(9)	(102)	(96)
Retail investment income	1,941	1,851	1,662
Trust services fees	1,146	1,128	1,128
Earnings from cash surrender value of bank-owned
life insurance	1,112	1,035	931
Miscellaneous income	756	745	614
Total noninterest income	21,494	19,671	21,086
Noninterest expense:
Salaries and other personnel expense	25,889	23,223	23,462
Occupancy expenses	4,094	4,359	4,581
Other real estate losses	1,785	1,899	1,610
Other operating expenses	12,300	12,560	12,162
Total noninterest expense	44,068	42,041	41,815
Income before income taxes	20,921	15,608	9,346
Income tax expense	6,486	4,563	2,490
Net income	$14,435	11,045	6,856

Other comprehensive income (loss):
Unrealized gain (loss) on derivatives	(154)	(2,262)	—
Unrealized gain (loss) on securities	7,530	12,884	(309)
Reclassification adjustment for realized (gain) loss
on securities, net of OTTI	(312)	(1,017)	(1,175)
Tax effect	(2,748)	(3,736)	577
Total other comprehensive income (loss)	4,316	5,869	(907)
Comprehensive income	$18,751	16,914	5,949

(continued)

SOUTHEASTERN BANK FINANCIAL CORPORATION
Consolidated Statements of Comprehensive Income
Years ended December 31, 2012, 2011 and 2010

(continued)

	2012	2011	2010

Basic net income per share	$2.16	1.65	1.03
Diluted net income per share	2.16	1.65	1.03
Weighted average common shares outstanding	6,678,215	6,676,774	6,674,224
Weighted average number of common and
common equivalent shares outstanding	6,678,215	6,676,774	6,674,224

See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION
Consolidated Statements of Stockholders’ Equity
Years ended December 31, 2012, 2011 and 2010
(In thousands)

						Accumulated
	Common stock		Additional			other	Total
	Number		paid-in	Retained	Treasury	comprehensive	stockholders’
	of shares	Amount	capital	earnings	stock	income (loss), net	equity
Balance, January 1, 2010	6,673	$20,018	62,360	12,692	—	(1,326)	93,744

Net income	—	—	—	6,856	—	—	6,856
Other comprehensive loss	—	—	—	—	—	(907)	(907)
Stock options compensation cost	—	—	241	—	—	—	241
Directors’ stock purchase plan	2	7	17	—	—	—	24
Balance, December 31, 2010	6,675	$20,025	62,618	19,548	—	(2,233)	99,958

Net income	—	—	—	11,045	—	—	11,045
Other comprehensive income	—	—	—	—	—	5,869	5,869
Stock options compensation cost	—	—	127	—	—	—	127
Directors’ stock purchase plan	3	8	22	—	—	—	30
Balance, December 31, 2011	6,678	$20,033	62,767	30,593	—	3,636	117,029

Net income	—	—	—	14,435	—	—	14,435
Other comprehensive income	—	—	—	—	—	4,316	4,316
Stock options compensation cost	—	—	45	—	—	—	45
Directors’ stock purchase plan	2	8	23	—	10	—	41
Purchase of treasury stock	—	—	—	—	(83)	—	(83)
Balance, December 31, 2012	6,680	$20,041	62,835	45,028	(73)	7,952	135,783

See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION
Consolidated Statements of Cash Flows
Years ended December 31, 2012, 2011 and 2010

	2012	2011	2010
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$14,435	11,045	6,856
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	2,101	2,434	2,651
Deferred income tax benefit	(431)	(1,865)	(2,857)
Provision for loan losses	8,141	12,584	15,801
Investment securities gains, net	(321)	(1,119)	(1,271)
Other-than-temporary impairment losses	9	102	96
Net amortization of premium on investment securities	5,215	3,443	2,090
Earnings from cash surrender value of bank-owned
life insurance	(1,112)	(1,035)	(931)
Stock options compensation cost	45	127	241
Prepayment fees on Federal Home Loan Bank advances	—	407	—
Gain on disposal of premises and equipment	(10)	(71)	(26)
Loss (gain) on the sale of other real estate	635	435	(299)
Provision for other real estate valuation allowance	1,150	1,464	1,909
Gain on sales of loans	(9,368)	(7,075)	(8,624)
Real estate loans originated for sale	(298,448)	(242,606)	(328,098)
Proceeds from sales of real estate loans	307,379	233,411	343,104
(Increase) decrease in accrued interest receivable	(356)	135	(291)
Decrease in other assets	1,549	560	8,461
Increase (decrease) in accrued interest payable and other liabilities	2,896	967	(461)
Net cash provided by operating activities	33,509	13,343	38,351
Cash flows from investing activities:
Proceeds from sales of securities	170,284	92,878	72,296
Proceeds from maturities and calls of available for sale securities	208,707	209,554	198,747
Proceeds from maturities and calls of held to maturity securities	—	—	180
Purchase of available for sale securities	(427,656)	(310,139)	(553,527)
Purchase of restricted equity securities	(500)	(38)	—
Proceeds from redemption of FHLB stock	290	659	631
Net (increase) decrease in loans	(41,337)	11,837	42,517
Purchase of bank-owned life insurance	(3,000)	(5,500)	—
Additions to premises and equipment	(640)	(737)	(368)
Proceeds from sale of other real estate	8,495	5,696	8,008
Proceeds from sale of premises and equipment	12	182	29
Net cash (used in) provided by investing activities	(85,345)	4,392	(231,487)
			(continued)

SOUTHEASTERN BANK FINANCIAL CORPORATION
Consolidated Statements of Cash Flows
Years ended December 31, 2012, 2011 and 2010

(continued)

	2012	2011	2010
Cash flows from financing activities:
Net increase in deposits	2,050	8,485	130,203
Net increase (decrease) in federal funds purchased
and securities sold under repurchase agreements	275	(117)	(2,370)
Advances from Federal Home Loan Bank	37,000	—	—
Payments of Federal Home Loan Bank advances	(12,000)	(21,407)	(17,000)
Payments of subordinated debentures	(1,400)	—	—
Principal payments on other borrowed funds	—	—	(600)
Proceeds from directors’ stock purchase plan	41	30	24
Purchase of treasury stock	(83)	—	—
Net cash provided by (used in) financing activities	25,883	(13,009)	110,257
Net (decrease) increase in cash and cash equivalents	(25,953)	4,726	(82,879)
Cash and cash equivalents at beginning of year	69,841	65,115	147,994
Cash and cash equivalents at end of year	$43,888	69,841	65,115

Supplemental disclosures of cash paid during the year for:
Interest	$12,280	17,890	24,190
Income taxes, net of refunds	5,944	6,682	822

Supplemental information on noncash investing activities:
Loans transferred to other real estate owned	$7,561	6,053	9,395
Loans provided for sales of other real estate owned	1,553	1,421	4,292

See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Note 1 – Summary of Significant Accounting Policies

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

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

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

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

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

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

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
December 31, 2012, 2011 and 2010

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

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

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
December 31, 2012, 2011 and 2010

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

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

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

Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives.  Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest on the loan is locked.  The Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into, in order to hedge the change in interest rates resulting from its commitments to fund the loans.  Changes in the fair values of these derivatives are included in net gains on sales of loans.  Fair values of these derivatives were $19 and $24 as of December 31, 2012 and 2011, respectively.

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

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

(g)	Goodwill

Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets.  Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified.  The Company’s goodwill is not considered impaired at December 31, 2012.

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

Basic net income per share is net income divided by the weighted average number of common shares outstanding during the period.  Diluted net income per share includes the dilutive effect of additional potential common shares issuable under stock options.  The calculation of diluted earnings per share for 2012, 2011 and 2010 excludes the dilutive effect of all stock options outstanding of 214,490, 272,280 and 286,063 at December 31, 2012, 2011 and 2010, respectively, as the effect is anti-dilutive for all periods presented.

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

	December 31,
	2012	2011	2010
Weighted average common shares outstanding for basic earnings per common share	6,678,215	6,676,774	6,674,224
Add: Dilutive effects of assumed exercises of stock options	-	-	-
Weighted average number of common and common equivalent shares outstanding	6,678,215	6,676,774	6,674,224

(k)	Other Comprehensive Income (Loss)

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

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

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

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

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
December 31, 2012, 2011 and 2010

(r)	Rounding

Dollar amounts are rounded to thousands except share and per share data unless otherwise noted.

Note 2 – Cash and Due From Banks

The Company’s subsidiary is required by the Federal Reserve Bank to maintain average daily cash balances.  These required balances were $6,176 at December 31, 2012 and $1,690 at December 31, 2011.

Note 3 – Investment Securities

The following tables summarize the amortized cost and fair value of the available-for-sale investment securities portfolio at December 31, 2012 and 2011 and the corresponding amounts of unrealized gains and losses therein.

	2012
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
	(Dollars in thousands)
Available-for-sale:
Obligations of U.S. Government agencies	$230,609	1,726	(279)	232,056
Obligations of states and political subdivisions	127,913	8,269	(193)	135,989
Mortgage-backed securities
U.S. GSE’s* MBS - residential	106,757	3,373	(10)	110,120
U.S. GSE’s CMO	78,101	1,590	(93)	79,598
Other CMO	1,915	28	(195)	1,748
Corporate bonds	94,013	2,162	(947)	95,228
	$639,308	17,148	(1,717)	654,739

*Government sponsored entities

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

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

As of December 31, 2012, in addition to the U.S. Government agencies and government sponsored entities, there were two issuers who represented 10% or more of stockholders’ equity within the investment portfolio.  The Company’s holdings of investment securities issued by SunTrust Banks totaled $15,414, or 11.35% of stockholders’ equity at December 31, 2012.  The Company also had holdings of investment securities issued by Wells Fargo totaling $13,931 or 10.26% of stockholders’ equity at December 31, 2012.  At December 31, 2011, except for the U.S. Government agencies and government sponsored entities, there was no issuer who represented 10% or more of stockholders’ equity within the investment portfolio.

Proceeds from sales of securities available-for-sale and the associated gains (losses), excluding gains (losses) on called securities, during 2012, 2011 and 2010 were as follows:

	December 31,
	2012	2011	2010
	(Dollars in thousands)

Proceeds	$170,284	$92,878	$72,296
Gross Gains	1,655	1,411	1,544
Gross Losses	(1,349)	(358)	(339)

Investment securities with a carrying amount of approximately $245,531 and $256,226 at December 31, 2012 and 2011, respectively, were pledged to secure public and trust deposits, and for other purposes required or permitted by law.

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

The amortized cost and fair value of the investment securities portfolio excluding equity securities are shown below by contractual maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	cost	fair value
	(Dollars in thousands)
Available-for-sale:
After one year through five years	$60,822	62,516
After five years through ten years	108,743	110,934
After ten years	469,743	481,289
	$639,308	654,739

The following tables summarize the investment securities with unrealized losses at year-end 2012 and 2011, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position.

	December 31, 2012
	Less than 12 months		12 months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
	(Dollars in thousands)
Temporarily impaired
Obligations of U.S. Government agencies	$68,680	279	-	-	68,680	279
Obligations of states and political subdivisions	14,202	193	-	-	14,202	193
Mortgage-backed securities
U.S. GSE’s MBS - residential	2,047	10	-	-	2,047	10
U.S. GSE’s CMO	10,658	93	-	-	10,658	93
Other CMO	-	-	1,309	195	1,309	195
Corporate bonds	20,226	205	13,971	742	34,197	947
	$115,813	780	15,280	937	131,093	1,717

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

	December 31, 2011
	Less than 12 months		12 months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
	(Dollars in thousands)
Temporarily impaired
Obligations of U.S. Government agencies	$41,841	123	4,549	20	46,390	143
Obligations of states and political subdivisions	4,977	83	449	3	5,426	86
Mortgage-backed securities
U.S. GSE’s MBS - residential	12,055	23	2,348	4	14,403	27
U.S. GSE’s CMO	27,998	176	5,005	35	33,003	211
Other CMO	250	10	1,305	221	1,555	231
Corporate bonds	25,814	833	17,817	1,182	43,631	2,015
	$112,935	1,248	31,473	1,465	144,408	2,713

Other-than-temporarily impaired
Mortgage-backed securities
Other CMO	$-	-	478	17	478	17
	$112,935	1,248	31,951	1,482	144,886	2,730

Other-Than-Temporary Impairment – December 31, 2012

As of December 31, 2012, the Company’s security portfolio consisted of 385 securities, 65 of which were in an unrealized loss position.  Of these securities with unrealized losses, 72.51% were related to the Company’s mortgage backed and corporate securities as discussed below.

Mortgage-backed Securities

At December 31, 2012, $189,718 or approximately 99.09% of the Company’s mortgage-backed securities were issued by U.S. government-sponsored entities and agencies, primarily the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Government National Mortgage Association (“Ginnie Mae”), institutions which the government has affirmed its commitment to support.  Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2012.

The Company’s mortgage-backed securities portfolio also includes four non-agency collateralized mortgage obligations with a market value of $1,748, of which three had unrealized losses of approximately $195 at December 31, 2012.  These non-agency securities were rated AAA at purchase.

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

At December 31, 2012, three of these non-agency securities were rated below investment grade and a cash flow analysis was performed to evaluate OTTI.  The assumptions used in the model include expected future default rates, loss severity and prepayments.  The model also takes into account the structure of the security including credit support.  Based on these assumptions, the model calculates and projects the timing and amount of interest and principal payments expected for the security.  In addition, the model was used to “stress” each security, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the security could no longer fully support repayment.  Upon completion of the December 31, 2012 analysis, our model indicated that none of these securities were other-than-temporarily impaired.  During the second quarter of 2012, one of these securities was considered to be other-than-temporarily impaired with an OTTI loss of $13, of which $9 was recognized in earnings.  This security remains classified as available-for-sale at December 31, 2012.

At December 31, 2012, the fair values of these three collateralized mortgage obligations totaling $1,576 were measured using Level 3 inputs because the market for them has become illiquid, as indicated by few, if any, trades during the period.  The discount rates used in the valuation model were based on a yield of 10% that the market would require for collateralized mortgage obligations with maturities and risk characteristics similar to the securities being measured.

Corporate Securities

The Company holds thirty-eight corporate securities totaling $95,228, of which sixteen had an unrealized loss of $947 at December 31, 2012.  The Company’s unrealized losses on corporate securities relate primarily to its investment in single issuer corporate and corporate trust preferred securities.  At December 31, 2012, three securities to two issuers were not rated.  None of the issuers were in default, but in January of 2011 the Company was notified that one trust preferred security totaling $250 to one issuer not rated had elected to defer interest payments.  The issuer is a bank holding company with operations in the Southeast.  The Company considered several factors including the financial condition and near term prospects of the issuer and concluded that the decline in fair value was primarily attributable to temporary illiquidity and the financial crisis affecting these markets and not necessarily the expected cash flows of the individual security.  The Company has considered the capital position of the subsidiary banks, the liquidity of the holding company, the existence and severity of publicly available regulatory agreements, and the fact that these deferrals are coming after the most severe impact of the national and regional recession.  The prospect of capital formation in the current market, improving operating results of the industry overall have caused the Company to conclude that a return to normal subsidiary dividends and thus interest payments on the debt for this issuer is reasonably assured at this time.  Because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2012.

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

At December 31, 2012, the fair value of one corporate security totaling $108 was measured using Level 3 inputs because the market for it has become illiquid, as indicated by few, if any, trades during the period.  The discount rates used in the valuation model was based on a yield of 10% that the market would require for corporate debt obligations with maturities and risk characteristics similar to the subordinated debenture being measured.

The table below presents a rollforward of the credit losses recognized in earnings for the year ended December 31, 2012:

Beginning balance, January 1, 2012	$673
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	-
Additions/Subtractions
Amounts realized for securities sold during the period	(96)
Amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	-
Reductions for increase in cash flows expected to be collected that are recognized over the remaining life of the security	-
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	9

Ending balance, December 31, 2012	$586

Total other-than-temporary impairment recognized in accumulated other comprehensive income for the year ended December 31, 2012 was $4.

Other-Than-Temporary Impairment – December 31, 2011

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
December 31, 2012, 2011 and 2010

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
December 31, 2012, 2011 and 2010

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

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

The table below presents a rollforward of the credit losses recognized in earnings for the year ended December 31, 2011:

Beginning balance, January 1, 2011	$571
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	-
Additions/Subtractions
Amounts realized for securities sold during the period	-
Amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	-
Reductions for previous credit losses on securities charged off	-
Reductions for increase in cash flows expected to be collected that are recognized over the remaining life of the security	-
Increases to the amount related to the credit loss for which other-than-temporary was previously recognized	102

Ending balance, December 31, 2011	$673

Total other-than-temporary impairment recognized in accumulated other comprehensive income for the year ended December 31, 2011 was $89.

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Note 4 – Loans

Loans at year end were as follows:

	2012	2011
	(Dollars in thousands)

Commercial, financial, and agricultural	$174,553	$171,750
Real estate:
Commercial	343,663	332,666
Residential	168,039	159,022
Acquisition, development and construction	171,750	168,050
Consumer installment	13,392	14,412
	871,397	845,900
Less allowance for loan losses	28,846	29,046
Less deferred loan origination fees (costs)	(50)	(110)
	$842,601	$816,964

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

The following tables present the activity in the allowance for loan losses by portfolio segment as of and for the years ending December 31, 2012 and 2011.

	2012
	Commercial, Financial, and	CRE - Owner	CRE - Non Owner	Residential	ADC	ADC
	Agricultural	Occupied	Occupied	Real Estate	CSRA	Other	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$4,183	6,285	4,476	5,607	4,236	3,819	440	29,046
Charge-offs	(919)	(1,671)	(610)	(2,211)	(2,095)	(1,056)	(812)	(9,374)
Recoveries	241	43	126	88	41	168	326	1,033
Provision	863	2,168	55	2,193	2,351	(28)	539	8,141
Ending balance	$4,368	6,825	4,047	5,677	4,533	2,903	493	28,846

	2011
	Commercial, Financial, and	CRE - Owner	CRE - Non Owner	Residential	ADC	ADC
	Agricultural	Occupied	Occupied	Real Estate	CSRA	Other	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$3,463	3,921	4,777	5,372	5,097	3,396	631	26,657
Charge-offs	(2,296)	(851)	(621)	(2,489)	(1,289)	(2,829)	(699)	(11,074)
Recoveries	162	120	—	56	93	13	435	879
Provision	2,854	3,095	320	2,668	335	3,239	73	12,584
Ending balance	$4,183	6,285	4,476	5,607	4,236	3,819	440	29,046

Activity in the allowance for loan losses for the year ending December 31, 2010 was as follows:

2010
(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$22,338
Charge-offs	(12,588)
Recoveries	1,106
Provision	15,801
Ending balance	$26,657

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

The following tables present the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2012 and 2011.

	2012
	Commercial, Financial, and	CRE - Owner	CRE - Non Owner	Residential	ADC	ADC
	Agricultural	Occupied	Occupied	Real Estate	CSRA	Other	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$—	—	—	—	—	—	—	—
Collectively evaluated for impairment	4,368	6,825	4,047	5,677	4,533	2,903	493	28,846
	$4,368	6,825	4,047	5,677	4,533	2,903	493	28,846

Loans:
Individually evaluated for impairment	1,067	298	12,619	5,467	8,098	1,968	9	29,526
Collectively evaluated for impairment	173,486	206,083	124,663	162,572	136,514	25,170	13,383	841,871
	$174,553	206,381	137,282	168,039	144,612	27,138	13,392	871,397

	2011
	Commercial, Financial, and	CRE - Owner	CRE - Non Owner	Residential	ADC	ADC
	Agricultural	Occupied	Occupied	Real Estate	CSRA	Other	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$—	—	—	96	—	171	—	267
Collectively evaluated for impairment	4,183	6,285	4,476	5,511	4,236	3,648	440	28,779
	$4,183	6,285	4,476	5,607	4,236	3,819	440	29,046

Loans:
Individually evaluated for impairment	1,920	5,472	15,988	4,191	9,645	4,697	141	42,054
Collectively evaluated for impairment	169,830	188,548	122,658	154,831	130,233	23,475	14,271	803,846
	$171,750	194,020	138,646	159,022	139,878	28,172	14,412	845,900

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

The following tables present loans individually evaluated for impairment by class of loans as of December 31, 2012 and 2011.

	2012
	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest Income
	Balance	Investment (2)	Allocated	Investment	Recognized	Recognized
	(Dollars in thousands)
With no related allowance recorded: (1)
Commercial, financial, and agricultural:
Commerical	$449	179	—	319	—	—
Financial	—	—	—	—	—	—
Agricultural	333	307	—	332	—	—
Equity lines	581	581	—	579	—	—
Other	—	—	—	—	—	—
Commercial real estate:
Owner occupied	304	298	—	323	9	9
Non Owner occupied	13,019	12,619	—	12,934	120	120
Residential real estate:
Secured by first liens	7,408	5,242	—	5,856	4	4
Secured by junior liens	292	225	—	242	6	6
Acquisition, development and construction:
Residential	—	—	—	—	—	—
Other	15,191	10,066	—	12,977	—	—
Consumer	14	9	—	21	—	—
	37,591	29,526	—	33,583	139	139
With an allowance recorded:
Commercial, financial, and agricultural:
Commerical	—	—	—	—	—	—
Financial	—	—	—	—	—	—
Agricultural	—	—	—	—	—	—
Equity lines	—	—	—	—	—	—
Other	—	—	—	—	—	—
Commercial real estate:
Owner occupied	—	—	—	—	—	—
Non Owner occupied	—	—	—	—	—	—
Residential real estate:
Secured by first liens	—	—	—	—	—	—
Secured by junior liens	—	—	—	—	—	—
Acquisition, development and construction:
Residential	—	—	—	—	—	—
Other	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
	—	—	—	—	—	—

	$37,591	29,526	—	33,583	139	139

(1) No specific allowance for credit losses is allocated to these loans since they are sufficiently collateralized or had charge-offs
(2) Excludes accrued interest receivable and loan origination fees, net due to immateriality

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

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

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

The following table presents information for impaired loans as of December 31, 2010.

2010
Average of individually impaired loans	25,580
Interest income recognized during impairment	399
Cash basis interest income recognized	399

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following tables present the aging of the recorded investment in past due loans as of December 31, 2012 and 2011 by class of loans.

	2012
	30 - 89 Days	90 Days or	Nonaccrual	Total	Loans Not
	Past Due	More Past Due	Loans	Past Due	Past Due	Total
	(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$151	—	341	492	108,673	109,165
Financial	—	—	—	—	2,854	2,854
Agricultural	—	—	639	639	7,366	8,005
Equity lines	165	—	1,291	1,456	36,319	37,775
Other	—	—	87	87	16,667	16,754
Commercial real estate:
Owner occupied	1,053	—	776	1,829	204,552	206,381
Non Owner occupied	820	—	10,960	11,780	125,502	137,282
Residential real estate:
Secured by first liens	3,848	—	5,923	9,771	150,365	160,136
Secured by junior liens	69	—	368	437	7,466	7,903
Acquisition, development and construction:
Residential	168	—	68	236	45,104	45,340
Other	811	—	9,644	10,455	115,955	126,410
Consumer	66	—	100	166	13,226	13,392
	$7,151	—	30,197	37,348	834,049	871,397

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

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

Troubled Debt Restructurings:

The Company has troubled debt restructurings (TDRs) with a balance of $2,711 and $4,151 included in impaired loans at December 31, 2012 and 2011, respectively.  No specific reserves have been allocated to customers whose loan terms have been modified in TDRs as of December 31, 2012 and 2011.  The Company is not committed to lend additional amounts as of December 31, 2012 and 2011 to customers with outstanding loans that are classified as TDRs.  The following table presents TDRs as of December 31, 2012 and 2011.

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

	2012
		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding
	Loans	Recorded Investment	Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings:
Commercial, financial, and agricultural:
Commerical	1	$233	$127
Financial	-	-	-
Agricultural	-	-	-
Equity lines	-	-	-
Other	-	-	-
Commercial real estate:
Owner occupied	1	193	178
Non Owner occupied	3	1,023	835
Residential real estate:
Secured by first liens	8	2,012	1,374
Secured by junior liens	2	281	197
Acquisition, development and construction:
Residential	-	-	-
Other	-	-	-
Consumer	-	-	-
	15	$3,742	$2,711

	2011
		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding
	Loans	Recorded Investment	Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings:
Commercial, financial, and agricultural:
Commerical	1	$72	$62
Financial	-	-	-
Agricultural	-	-	-
Equity lines	-	-	-
Other	-	-	-
Commercial real estate:
Owner occupied	3	711	579
Non Owner occupied	4	2,451	1,954
Residential real estate:
Secured by first liens	6	1,712	1,465
Secured by junior liens	1	95	73
Acquisition, development and construction:
Residential	-	-	-
Other	-	-	-
Consumer	1	20	18
	16	$5,061	$4,151

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

During the years ended December 31, 2012 and 2011, the terms of certain loans were modified as TDRs.  The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

Modifications involving a reduction of the stated interest rate of the loan were for rate reductions ranging from 2.00% to 6.00%.  Modifications involving an extension of the maturity date were for periods ranging from 2 months to 172 months.

The following table presents loans by class modified as TDRs that occurred during the years ended December 31, 2012 and 2011.

	Twelve Months Ended December 31, 2012			Twelve Months Ended December 31, 2011
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding	Number of	Outstanding	Outstanding
	Loans	Recorded Investment	Recorded Investment	Loans	Recorded Investment	Recorded Investment
	(Dollars in thousands)			(Dollars in thousands)
Troubled Debt Restructurings:
Commercial, financial, and agricultural:
Commerical	1	$233	$127	1	$72	$62
Financial	-	-	-	-	-	-
Agricultural	-	-	-	-	-	-
Equity lines	-	-	-	-	-	-
Other	-	-	-	-	-	-
Commercial real estate:
Owner occupied	-	-	-	3	711	579
Non Owner occupied	1	208	130	1	76	-
Residential real estate:
Secured by first liens	4	1,266	746	5	1,044	515
Secured by junior liens	1	186	127	2	143	73
Acquisition, development and construction:
Residential	-	-	-	-	-	-
Other	-	-	-	-	-	-
Consumer	-	-	-	2	53	18
Total	7	$1,893	$1,130	14	$2,099	$1,247

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.  During the year ended December 31, 2012, one consumer loan with a recorded investment of $18 prior to default resulted in an $18 charge-off during the first quarter of 2012 and one consumer loan with a recorded investment of $33 prior to default resulted in a $33 charge-off during the fourth quarter of 2012.  Both defaults occurred within the twelve month period following the loan modification.  During the year ended December 31, 2011, one residential real estate loan with a recorded investment of $46 prior to default resulted in a $36 charge-off during the third quarter of 2011 with the remaining balance transferred into OREO.  The default occurred within the twelve month period following the loan modification.  As of December 31, 2012, all other TDRs are performing according to their modified terms.

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

The TDRs described above increased the allowance for loan losses by $105 and resulted in charge-offs of $105 for the year ended December 31, 2012.

For the year ended December 31, 2011, the TDRs described above increased the allowance for loan losses by $410 and resulted in charge-offs of $410.

Charge-offs on such loans are factored into the rolling historical loss rate, which is used in the calculation of the allowance for loan losses.

The terms of certain other loans were modified during the year ended December 31, 2012 and 2011 that did not meet the definition of a TDR.  These loans have a total recorded investment as of December 31, 2012 and 2011 of $10,527 and $18,618, respectively.  The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification.  This evaluation is performed under the Company’s internal underwriting policy.

Certain loans which were modified during the year ended December 31, 2012 and 2011 and did not meet the definition of a TDR, as the modification was a delay in a payment that was considered to be insignificant, had delays in payment ranging from 30 days to 5 months in 2012 and 30 days to 4 months in 2011.

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

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

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

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  As of December 31, 2012 and 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows.

	2012
	Pass	Watch	Substandard	Doubtful
	(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$98,380	7,885	2,900	—
Financial	—	2,854	—	—
Agricultural	6,382	—	1,623	—
Equity lines	35,021	1,259	1,495	—
Other	16,303	325	126	—
Commercial real estate:
Owner occupied	183,290	14,076	9,015	—
Non Owner occupied	115,151	8,339	13,792	—
Residential real estate:
Secured by first liens	142,061	10,029	8,046	—
Secured by junior liens	7,044	420	439	—
Acquisition, development and construction:
Residential	44,463	810	67	—
Other	90,460	18,422	17,528	—
Consumer	12,987	246	159	—
	$751,542	64,665	55,190	—

	2011
	Pass	Watch	Substandard	Doubtful
	(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$89,345	4,701	4,447	—
Financial	12,953	2,278	—	—
Agricultural	11,961	604	2,195	—
Equity lines	35,711	1,095	1,821	—
Other	4,269	327	43	—
Commercial real estate:
Owner occupied	165,171	15,780	13,069	—
Non Owner occupied	109,033	12,118	17,495	—
Residential real estate:
Secured by first liens	130,825	11,208	8,204	—
Secured by junior liens	8,069	329	387	—
Acquisition, development and construction:
Residential	38,890	817	201	—
Other	97,841	7,945	22,356	—
Consumer	13,685	316	411	—
	$717,753	57,518	70,629	—

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Related Party Loans:

The Company has direct and indirect loans outstanding to certain executive officers and directors, including affiliates, and principal holders of the Company’s securities.

The following is a summary of the activity in loans outstanding to executive officers and directors, including affiliates, and principal holders of the Company’s securities for the year ended December 31, 2012:

Dollars in thousands

Balance at beginning of year	$33,752
New loans	30,212
Effect of changes in composition of related parties	(2,810)
Principal repayments	(33,657)
Balance at end of year	$27,497

The Company is also committed to extend credit to certain directors and executives of the Company, including companies in which they are principal owners, through personal lines of credit, letters of credit, and other loan commitments.  As of December 31, 2012, available balances on these commitments to these persons aggregated approximately $7,662.

Note 5 – Real Estate Owned

The following table presents a roll forward of other real estate owned as of December 31, 2012, 2011 and 2010, respectively.

	2012	2011	2010
	(Dollars in thousands)

Beginning balance, January 1	$6,209	$7,751	$7,974
Additions	7,561	6,053	9,395
Provision charged to expense	(1,150)	(1,464)	(1,909)
Sales	(8,495)	(5,696)	(8,008)
(Loss) gain on sale of OREO	(635)	(435)	299
Ending balance, December 31	$3,490	$6,209	$7,751

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Activity in the valuation allowance was as follows:

	2012	2011	2010
	(Dollars in thousands)

Beginning balance	$2,538	$2,115	$588
Provision charged to expense	1,150	1,464	1,909
Sales	(2,601)	(1,041)	(382)
Ending balance	$1,087	$2,538	$2,115

Expenses related to foreclosed assets include:

	2012	2011	2010
	(Dollars in thousands)

Loss (gain) on sale of OREO	$635	$435	$(299)
OREO expenses, net of rental income	196	283	363
Provision charged to expense	1,150	1,464	1,909
	$1,981	$2,182	$1,973

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

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

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

Impaired Loans: The fair value of collateral dependent impaired loans is generally based on recent real estate appraisals.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available.  Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.  Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification.  Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Other Real Estate Owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less estimated costs to sell when acquired, establishing a new cost basis.  These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell.  The fair value of other real estate owned is generally based on recent real estate appraisals.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available.  Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.  Real estate owned properties are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

Appraisals for both collateral dependent impaired loans and other real estate owned are performed by certified general appraisers, certified residential appraisers or state licensed appraisers whose qualifications and licenses are annually reviewed and verified by the Company.  Once received, a member of the Real Estate Valuation Department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value and determines if reasonable.   Appraisals for collateral dependent impaired loans and other real estate owned are updated annually.  On an annual basis the Company compares the actual selling costs of collateral that has been liquidated to the selling price to determine what additional adjustment should be made to the appraisal value.  The most recent analysis performed indicated that an additional discount of 10% should be applied to properties with appraisals performed within 12 months.

Assets and Liabilities Measured on a Recurring Basis

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as of December 31, 2012 and 2011.

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Available-for-sale securities
Obligations of U.S. Government agencies	$232,056	128,907	103,149	-
Obligations of states and political subdivisions	135,989	-	135,989	-
Mortgage-backed securities
U.S. GSE’s MBS - residential	110,120	-	110,120	-
U.S. GSE’s CMO	79,598	-	79,598	-
Other CMO	1,748	-	172	1,576
Corporate bonds	95,228	-	95,120	108
Total available-for-sale securities	654,739	128,907	524,148	1,684

Loans held for sale	30,051	-	30,051	-

Mortgage banking derivatives	19	-	19	-
	$684,809	128,907	554,218	1,684

Liabilities:
Interest rate swap derivatives	2,416	-	2,416	-
	$2,416	-	2,416	-

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Available-for-sale securities
Obligations of U.S. Government agencies	$169,752	59,343	110,409	-
Obligations of states and political subdivisions	102,860	-	102,860	-
Mortgage-backed securities
U.S. GSE’s MBS - residential	157,466	-	157,466	-
U.S. GSE’s CMO	120,002	-	120,002	-
Other CMO	2,223	-	315	1,908
Corporate bonds	51,456	-	49,015	2,441
Total available-for-sale securities	603,759	59,343	540,067	4,349

Loans held for sale	29,615	-	29,615	-

Mortgage banking derivatives	24	-	24	-
	$633,398	59,343	569,706	4,349

Liabilities:
Interest rate swap derivatives	2,262	-	2,262	-
	$2,262	-	2,262	-

Transfers between Level 1 and Level 2:

During the twelve months ended December 31, 2012, seven U.S. agency securities were transferred out of Level 2 and into Level 1.  The Company’s policy is to recognize transfers into or out of a level as of the end of the reporting period.  Four of these securities with a market value of $13,533 as of September 30, 2012 were transferred on September 30, 2012 and three of these securities with a market value of $14,183 as of December 31, 2012 were transferred on December 31, 2012.  During the twelve months ended December 31, 2011, seven U.S. agency securities were transferred out of Level 2 and into Level 1.  Three of these securities with a market value of $8,379 as of March 31, 2011 were transferred on March 31, 2011, three of these securities with a market value of $7,185 as of June 30, 2011 were transferred on June 30, 2011 and one of these securities with a market value of $3,273 as of December 31, 2011 was transferred on December 31, 2011.

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

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

The tables below present a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2012 and 2011.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Total	Other CMO	Corporate bonds
	(Dollars in thousands)

Beginning balance, January 1, 2012	$4,349	1,908	2,441
Total gains or losses (realized/unrealized)
Included in earnings
Gain (loss) on sales	31	31	-
Other-than-temporary impairment	(9)	(9)	-
Included in other comprehensive income	313	219	94
Purchases, sales, issuances and settlements
Purchases	-	-	-
Sales, Calls	(1,595)	(95)	(1,500)
Issuances	-	-	-
Settlements	-	-	-
Principal repayments	(478)	(478)	-
Transfers into Level 3	-	-	-
Transfers out of Level 3	(927)	-	(927)
Ending balance, December 31, 2012	$1,684	1,576	108

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Total	Other CMO	Corporate bonds
	(Dollars in thousands)

Beginning balance, January 1, 2011	$13,657	2,919	10,738
Total gains or losses (realized/unrealized)
Included in earnings
Gain (loss) on sales	-	-	-
Other-than-temporary impairment	(102)	(102)	-
Included in other comprehensive income	(757)	262	(1,019)
Purchases, sales, issuances and settlements
Purchases	-	-	-
Sales	-	-	-
Issuances	-	-	-
Settlements	-	-	-
Principal repayments	(1,171)	(1,171)	-
Transfers into Level 3	-	-	-
Transfers out of Level 3	(7,278)	-	(7,278)
Ending balance, December 31, 2011	$4,349	1,908	2,441

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

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

The following table presents quantitative information about level 3 fair value measurements at December 31, 2012.

	Dec. 31,	Valuation	Unobservable	Range
	2012	Technique	Inputs	(Weighted Avg)
	(Dollars in thousands)

Available-for-sale securities
Mortgage-backed securities
Other CMO	1,576	discounted cash flow	voluntary prepayment rate	5.00% - 7.00% (5.69%)
			constant default rate	30.28% - 8.50% (16.18%)
			loss severity	55.00%
			yield	10.00%

Corporate bonds	108	discounted cash flow	yield	10.00%

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

The table below summarizes changes in unrealized gains and losses recorded in earnings for the twelve months ended December 31, 2012 and 2011 for Level 3 assets that are still held at December 31, 2012 and 2011.

	Other CMO
	2012	2011
	(Dollars in thousands)

Changes in unrealized gains
(losses) included in earnings	$(9)	$(102)
Other changes in fair value	-	-
	$(9)	$(102)

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2012 and 2011 are summarized below.

	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)

Assets:
Impaired loans (1)
Commercial, financial, and agricultural	$179	-	-	179
Real estate:
Commercial	2,440	-	-	2,440
Residential	5,086	-	-	5,086
Acquisition, development and construction	7,101	-	-	7,101
Consumer installment	9	-	-	9
	$14,815	-	-	14,815
Other real estate owned
Real estate:
Commercial	$2,102	-	-	2,102
Acquisition, development and construction	393	-	-	393
	$2,495	-	-	2,495

	$17,310	-	-	17,310

(1) Includes loans directly charged down to fair value

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

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

The following represents impairment charges recognized during the period:

Impaired loans, which are measured for impairment using the fair value of collateral for collateral dependent loans, had a carrying amount of $14,815, resulting in an additional provision for loan losses of $5,527 for the year ended December 31, 2012.  Impaired loans that are not carried at fair value had a carrying amount of $14,711 at December 31, 2012.

As of December 31, 2011, impaired loans had a carrying amount of $17,532 with a valuation allowance of $267, resulting in an additional provision for loan losses of $5,712 for the year ending 2011.  Impaired loans that are not carried at fair value had a carrying amount of $24,522 at December 31, 2011.

Other real estate owned, which is carried at fair value less costs to sell, was $2,495 which consisted of the outstanding balance of $3,582, less a valuation allowance of $1,087, resulting in a write down of $1,150 for the year ending 2012.

As of December 31, 2011, other real estate owned was $4,291 which consisted of the outstanding balance of $6,829, less a valuation allowance of $2,538, resulting in a write down of $1,464 for the year ending 2011.

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2012.

	Dec. 31,	Valuation	Unobservable	Range
	2012	Techniques	Inputs	(Weighted Avg)
	(Dollars in thousands)

Impaired loans
Commercial, financial, and agricultural	179	liquidation value

Real estate:
Commercial	2,440	sales comparison	adjustment for	0.00% - 70.99% (21.12%)
			differences between
			the comparable sales

		income approach	capitalization rate	8.50% - 10.00% (9.40%)

Residential	5,086	sales comparison	adjustment for	0.04% - 49.15% (12.28%)
			differences between
			the comparable sales

Acquisition, development and construction	7,101	sales comparison	adjustment for	0.00% - 63.33% (13.97%)
			differences between
			the comparable sales

		income approach	discount rate	12.00% - 17.00% (14.89%)

Consumer installment	9	liquidation value

Other real estate owned
Real estate:
Commercial	2,102	sales comparison	adjustment for	7.99% - 22.86% (15.43%)
			differences between
			the comparable sales

Acquisition, development and construction	393	sales comparison	adjustment for	0.00% - 39.95% (21.09%)
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

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

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

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

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

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

The carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2012 and 2011 are as follows:

	December 31, 2012
	Carrying	Fair Value Measurements
	amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$43,888	43,888	43,888	-	-
Loans, net	827,786	828,301	-	-	828,301
Restricted equity securities	5,296	N/A
Financial liabilities:
Deposits with stated maturities	391,448	392,944	-	392,944	-
Deposits without stated maturities	1,029,824	1,029,824	1,029,824	-	-
Securities sold under repurchase agreements	976	976	976	-	-
Advances from FHLB	64,000	70,802	-	70,802	-
Subordinated debentures	21,547	16,097	-	-	16,097

	December 31, 2011
	Carrying	Estimated
	amount	fair value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$69,841	69,841
Loans, net	799,699	799,590
Restricted equity securities	5,086	N/A
Financial liabilities:
Deposits with stated maturities	411,085	413,885
Deposits without stated maturities	1,008,137	1,008,137
Securities sold under repurchase agreements	701	701
Advances from FHLB	39,000	45,262
Subordinated debentures	22,947	15,169

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Note 7 – Premises and Equipment

Premises and equipment at December 31, 2012 and 2011 are summarized as follows:

	2012	2011
	(Dollars in thousands)

Land	$7,847	$7,847
Buildings	24,327	24,053
Furniture and equipment	16,818	16,575

	48,992	48,475

Less accumulated depreciation	22,847	20,867
	$26,145	$27,608

Depreciation expense amounted to $2,101, $2,434 and $2,651, in 2012, 2011 and 2010, respectively.

Note 8 – Commitments

The Company is committed under various operating leases for office space and equipment.  At December 31, 2012, minimum future lease payments under non-cancelable real property and equipment operating leases are as follows:

(Dollars in thousands)

2013	$207
2014	200
2015	193
2016	139
2017	43
2018 & Beyond	-
$782

Rent and lease expense for all building, equipment, and furniture rentals totaled $280, $261, and $297, for the years ended December 31, 2012, 2011, and 2010, respectively.

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

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Unfunded commitments to extend credit where contract amounts represent potential credit risk totaled $182,043 and $133,471, at December 31, 2012 and 2011, respectively. This includes standby letters of credit of $7,055 at December 31, 2012 and $6,133 at December 31, 2011.  These commitments are primarily at variable interest rates. Fixed rate commitments totaled $38,242 and $40,853 at December 31, 2012 and 2011, respectively.  The rates on these commitments ranged from 2.40% to 16.00% at December 31, 2012, and 2.75% to 18.00% at December 31, 2011.  Maturity dates ranged from 1/3/2013 to 4/26/2020, at December 31, 2012, and 1/5/2012 to 6/6/2018 at December 31, 2011.

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

Note 9 – Deposits

At December 31, 2012, scheduled maturities of certificates of deposit are as follows:

Dollars in thousands

2013	$191,800
2014	68,179
2015	61,168
2016	25,732
2017	38,459
Thereafter	6,110
Total	$391,448

Brokered deposits as of December 31, 2012 and 2011 totaled $153,690 and $153,560, respectively.

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Note 10 – Borrowings

Securities Sold Under Repurchase Agreements

The securities sold under repurchase agreements are collateralized by obligations of the U.S. Government or its corporations and agencies, state and municipal securities, corporate bonds, or mortgage-backed securities. The aggregate carrying value of such agreements for corporate customers at December 31, 2012 and 2011 were $431 and $2,859, respectively.  The repurchase agreements at December 31, 2012 mature on demand.  The following table summarizes pertinent data related to the securities sold under the agreements to repurchase as of and for the years ended December 31, 2012, 2011 and 2010.

	2012	2011	2010
	(Dollars in thousands)

Securities Sold Under Repurchase Agreements
Weighted average borrowing rate at year-end	0.40%	0.75%	1.00%
Weighted average borrowing rate during the year	0.63%	0.81%	1.36%

Average daily balance during the year	$1,895	741	1,468

Maximum month-end balance during the year	10,745	724	10,486

Balance at year-end	976	701	818

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Advances from Federal Home Loan Bank
The Company has an available line of credit from the Federal Home Loan Bank of Atlanta (FHLB) in an amount not to exceed 10% of total assets.  The line of credit is reviewed annually by the FHLB.  The following advances were outstanding under this line at December 31, 2012 and 2011.

	2012	Rate	2011	Rate
	(Dollars in thousands)

Due January 18, 2017	$15,000	1.290%	$-	-
Due July 17, 2017	10,000	1.033%	-	-
Due July 26, 2017	10,000	4.406%	10,000	4.406%
Due January 31, 2018	10,000	2.475%	10,000	2.475%
Due January 27, 2019 convertible flipper	5,000	4.100%	5,000	4.100%
Due April 22, 2019 convertible flipper	8,000	4.750%	8,000	4.750%
Due May 22, 2019 convertible flipper	6,000	4.680%	6,000	4.680%
	$64,000		$39,000

Total weighted average rate	2.89%		3.98%

The FHLB has the option to convert the fixed-rate advances and convertible advances to three-month, LIBOR-based floating-rate advances at various dates throughout the terms of the advances.

Two fixed rate advances due April 4, 2013 and July 18, 2013 in the amount of $13,000 were repaid on December 6, 2011, and resulted in a prepayment penalty of $407.  At December 31, 2012, the Company has pledged, under a blanket floating lien, eligible first mortgage loans with unpaid balances which, when discounted at approximately 67% of such unpaid principal balances, total $78,031.  The Company has also pledged for this lien eligible commercial real estate loans with unpaid balances which, when discounted at approximately 52% of such unpaid principal balances, total $26,306.

Other Borrowed Funds

The Company maintains a borrowing facility at the Federal Reserve Bank, under the Borrower-In-Custody Program, which had $0 outstanding at December 31, 2012 and 2011.  The borrowing capacity is based upon the loan collateral value.  At December 31, 2012, the Company pledged eligible loans with unpaid balances, which when discounted at approximately 82% of such unpaid principal balances, total $69,972.

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Note 11 – Subordinated Debentures

In December 2005 the Company issued $10,000 of unsecured subordinated debentures to Southeastern Bank Financial Statutory Trust I (“Trust I”) and in March 2006 the Company issued $10,000 of unsecured subordinated debentures to Southeastern Bank Financial Trust II (“Trust II”).  These debentures bear interest at three-month LIBOR plus 1.40% (1.71% at December 31, 2012), adjusted quarterly.  Trust I and Trust II are wholly owned subsidiaries of the Company, but are not considered the primary beneficiaries of these trusts (variable interest entities); therefore, the trusts are not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability.  Trust I and Trust II acquired these debentures using the proceeds of their offerings of $10,000 of Trust Preferred Securities to outside investors.  The Trust Preferred Securities qualify as Tier 1 capital under Federal Reserve Board guidelines up to certain limits and accrue and pay distributions quarterly at a variable per annum rate of interest, reset quarterly, equal to LIBOR plus 1.40% of the stated liquidation amount of $1 thousand dollars per Capital Security.  The Company has entered into contractual arrangements which constitute a full, irrevocable and unconditional guarantee on a subordinated basis by the Company of the obligations of Trust I and Trust II under the Trust Preferred Securities.

The Trust Preferred Securities are mandatorily redeemable upon maturity of the debentures on December 15, 2035 and June 15, 2036, or upon earlier redemption as provided in the indenture.  The Company has the right to redeem the debentures purchased by Trust I and Trust II in whole or in part at any time. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be 100% of their principal amount plus accrued and unpaid interest.

In May 2009 the Company issued a $2,947 unsecured subordinated debenture, which bears interest at a rate of 8.0% per annum, to a related party, R.W. Pollard Enterprises, LLLP.  The Company is not considered the primary beneficiary of this entity (variable interest entity); therefore, the entity is not consolidated in the Company’s financial statements, but rather the subordinated debenture is shown as a liability.  The Company used the proceeds to increase capital at the Bank.  The debenture matures on May 14, 2014 and the Company has the right to redeem the debenture, in whole or in part, at any time after May 14, 2012.  As specified in the indenture, if the debenture is redeemed prior to maturity, the redemption price will be the principal amount plus any accrued and unpaid interest.   On May 14, 2012, the Company redeemed $1,400 of the debenture.

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Note 12 – Income Taxes

Income tax (benefit) expense for the years ended December 31, 2012, 2011 and 2010 consists of the following:

	2012	2011	2010
	(Dollars in thousands)

Current tax (benefit) expense:
Federal	$6,531	$6,098	$4,714
State	386	330	633
Total current	6,917	6,428	5,347
Deferred tax benefit
Federal	(533)	(1,768)	(2,264)
State	102	(97)	(593)
Total deferred	(431)	(1,865)	(2,857)
Total income tax (benefit) expense	$6,486	$4,563	$2,490

Income tax (benefit) expense differed from the amount computed by applying the statutory Federal corporate tax rate of 35% in 2012, 2011 and 2010 to income before income taxes as follows:

	Years ended December 31
	2012	2011	2010
	(Dollars in thousands)

Computed “expected” tax (benefit) expense	$7,322	$5,461	$3,271
Increase (decrease) resulting from:
Tax-exempt interest income	(927)	(773)	(441)
Nondeductible interest expense	35	47	34
State income tax, net of Federal tax effect	286	151	26
Earnings on cash surrender value of life insurance	(389)	(362)	(326)
Nondeductible stock compensation expense	16	44	84
Meals, entertainment, and club dues	72	63	63
Other, net	71	(68)	(221)
	$6,486	$4,563	$2,490

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2012 and 2011 are presented below:

	2012	2011
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan losses	$11,059	$11,149
Deferred compensation	3,944	3,203
Writedowns of Other Real Estate	417	974
Fair value adjustment on cash flow hedge	940	880
State net operating loss and other carryovers	—	49
Other	716	573
Total deferred tax assets	17,076	16,828
Deferred tax liabilities:
Unrealized gain on investment securities available for sale	(6,002)	(3,194)
Depreciation	(320)	(548)
Prepaid assets and other	(300)	(301)
Other	(48)	(62)
Total deferred tax liabilities	(6,670)	(4,105)
Net deferred tax asset	$10,406	$12,723

A valuation allowance is required for deferred tax assets if, based on available evidence, it is more likely than not that all or some portion of the asset may not be realized due to the inability to generate sufficient taxable income in the period and/or of the character necessary to utilize the benefit of the deferred tax asset.  In making this assessment, all sources of taxable income available to realize the deferred tax asset are considered including taxable income in prior carry-back years, future reversals of existing temporary differences, tax planning strategies and future taxable income exclusive of reversing temporary differences and carryforwards.  Based on management’s assessment, no valuation allowance was deemed necessary at December 31, 2012.

The Company and its subsidiary are subject to U.S. federal income tax as well as income tax of the state of Georgia and South Carolina.  The Company is no longer subject to examination by federal and state taxing authorities for years before 2009.

The total amount of interest and penalties recorded in the consolidated statements of comprehensive income for the year ended December 31, 2012, 2011 and 2010 was not material.

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Note 13 – Related Party Transactions

Deposits include accounts with certain directors and executives of the Company, including affiliates, and principal holders of the Company’s securities.  As of December 31, 2012 and 2011, these deposits totaled approximately $26,981 and $27,621, respectively.  See Note 4 for discussion of related party loans and Note 11 for discussion of related party debt.

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

Quantitative measures established by regulation to ensure capital adequacy require minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2012, that the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 2012, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.  Management is not aware of the existence of any conditions or events occurring subsequent to December 31, 2012 which would affect the Bank’s well capitalized classification.

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Actual capital amounts and ratios for the Company are presented in the table below as of December 31, 2012 and 2011, on a consolidated basis and for GB&T individually:

					To be well capitalized
			For capital adequacy		under prompt corrective
	Actual		purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

Southeastern Bank Financial Corporation
As of December 31, 2012:
Total Capital (to risk-weighted assets)	$161,700	14.96%	$86,470	8.00%	N/A	N/A
Tier I Capital - risk-based (to risk-weighted assets)	147,691	13.66%	43,235	4.00%	N/A	N/A
Tier I Capital - leverage (to qtrly average assets)	147,691	8.87%	66,585	4.00%	N/A	N/A
As of December 31, 2011:
Total Capital (to risk-weighted assets)	$147,436	14.39%	$81,944	8.00%	N/A	N/A
Tier I Capital - risk-based (to risk-weighted assets)	133,253	13.01%	40,972	4.00%	N/A	N/A
Tier I Capital - leverage (to qtrly average assets)	133,253	8.21%	64,938	4.00%	N/A	N/A

Georgia Bank & Trust Company:
As of December 31, 2012:
Total Capital (to risk-weighted assets)	$157,120	14.57%	$86,279	8.00%	$107,849	10.00%
Tier I Capital - risk-based (to risk-weighted assets)	143,449	13.30%	43,140	4.00%	64,709	6.00%
Tier I Capital - leverage (to qtrly average assets)	143,449	8.64%	74,703	4.50%	83,003	5.00%
As of December 31, 2011:
Total Capital (to risk- weighted assets)	$145,413	14.24%	$81,676	8.00%	$102,096	10.00%
Tier I Capital - risk-based (to risk-weighted assets)	132,450	12.97%	40,838	4.00%	61,257	6.00%
Tier I Capital - leverage (to qtrly average assets)	132,450	8.17%	72,938	4.50%	81,042	5.00%

Southeastern Bank Financial Corporation and Georgia Bank and Trust Company are regulated by the Department of Banking and Finance of the State of Georgia (DBF).  The DBF requires that state banks in Georgia generally maintain a minimum ratio of Tier 1 capital to total assets of four and one-half percent (4.5%) for banks and four percent (4%) for holding companies.  These ratios are shown in the preceding tables as Tier 1 Capital – leverage (to qtrly average assets).  The Company’s ratio at 8.87% and the Bank’s ratio at 8.64% exceed the minimum required, at December 31, 2012.

Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies to 50% of the preceding year’s earnings.  Based on this limitation, the amount of cash dividends available for payment in 2013 from GB&T is approximately $7,482, subject to maintenance of the minimum capital requirements.

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Note 15 – Employee Benefit Plans

The Company has an employee savings plan (the Plan) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code.  Under the Plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit.  The Company has the option to make discretionary payments to the Plan. For the years ended December 31, 2012, 2011 and 2010, the Company contributed $944, $887 and $877, respectively, to the Plan, which is 5% of the annual salary of all eligible employees for 2012, 2011 and 2010.

In 1997, the Company established a nonqualified Long-Term Incentive Plan designed to motivate and sustain high levels of individual performance and align the interests of key officers with those of shareholders by rewarding capital appreciation and earnings growth. Stock appreciation rights may be awarded annually to those key officers whose performance during the year has made a significant contribution to the Company’s growth. Such stock appreciation rights are granted at a strike price equal to the trading price of the Company’s stock at date of grant, and are earned over a five-year appreciation period. Officers vest in such rights over a 10-year period. The Company recognized no expense during 2012 and 2011, and $15 during 2010, respectively, related to this plan.  No expense was accrued at December 31, 2012 and December 31, 2011.

Salary Continuation Agreements

The Company also has salary continuation agreements in place with certain key officers. Such agreements are structured with differing benefits based on the participant’s overall position and responsibility.  These agreements provide the participants with a supplemental income upon retirement at age 65, additional incentive to remain with the Company in order to receive these deferred retirement benefits and a compensation package that is competitive in the market.  These agreements vest over a ten year period, require a minimum number of years service, and contain change of control provisions.  All benefits would cease in the event of termination for cause, and if the participant’s employment were to end due to disability, voluntary termination or termination without cause, the participant would be entitled to receive certain reduced benefits based on vesting and other conditions.  The estimated cost of an annuity to pay this obligation is being accrued over the vesting period for each officer.  The Company recognized expense of $2,249, $1,449 and $1,295, during 2012, 2011 and 2010, respectively, related to these agreements.  The total amount accrued at December 31, 2012 and 2011 was $10,404 and $8,226, respectively.

 SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

The following tables set forth the status of the salary continuation agreements at December 31, 2012.

	2012	2011
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$8,226	$6,850
Service cost	783	654
Interest cost	438	409
Cumulative effect of change in discount rate	1,029	385
Benefits paid	(72)	(72)
Projected benefit obligation at end of year	$10,404	$8,226

Assumptions used to determine the benefit obligation at year-end:

	2012	2011
Discount rate	4.55%	5.46%

Total contractual obligation at year-end assuming no forfeitures or terminations:

	2012	2011
Full benefit	$29,350	$29,062
Vested benefit	18,564	16,850

At December 31, 2012 the estimated payments to be made over the next five years are as follows:

2013	$100
2014	156
2015	125
2016	535
2017	662
$1,578

Note 16 – Stock Option Plan

The purpose of these plans is to enhance stockholder investment by attracting, retaining and motivating key employees, officers, directors and independent contractors of the Company, and to encourage stock ownership by such persons by providing them with a means to acquire a proprietary interest in the Company’s success, and to align the interests of management with those of stockholders.

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

During 2000, the Company adopted the 2000 Long-Term Incentive Plan (the 2000 Plan) which allows for stock option awards for up to 278,300 shares of the Company’s common stock to employees and officers of the Company.  Under the provisions of the 2000 Plan, the option price is determined by a committee of the board of directors at the time of grant and may not be less than 100% of the fair value of the common stock on the date of the grant of such option.  Generally, when granted, these options vest over a five-year period.  However, there were 11,000 options granted in 2005, that vest based on specific loan growth performance targets.  All options must be exercised within a ten-year period.  As of December 31, 2007, all options under this plan had been issued.  As of December 31, 2012, due to employee terminations and expiration of granted options, 68,823 options have reverted back to the option pool and are available for re-granting under the 2000 Plan.

During 2006, the Company adopted the 2006 Long-Term Incentive Plan (the 2006 Plan), approved by shareholders at the annual meeting, which allows for stock options awards for up to 275,000 shares of the Company’s common stock to key employees, officers, directors and independent contractors providing material services to the Company.  Under the provisions of the 2006 Plan, the option price is determined by a committee of the board of directors at the time of grant and may not be less than 100% of the fair value of the common stock on the date of the grant of such option.  Notwithstanding the foregoing, in the case of an Incentive Stock Option granted to a Participant who is a Ten Percent or more Stockholder, the Option Price shall not be less than one hundred and ten percent (110%) of the Fair Market Value of the Common Stock on the Date of Grant.  Generally, when granted, these options vest over a five-year period.  All options must be exercised within a ten year period from the date of the grant; however, options issued to a ten percent or more stockholder must be exercised within a five year period from its date of grant.  As of December 31, 2012 and 2011, total options, issued and outstanding, granted under this Plan were 95,017 and 100,517, respectively. As of December 31, 2012, 179,983 shares remain available for future grants under this Plan.

The Company periodically purchases treasury stock and may use it for stock option exercises, when available.  If treasury stock is not available, additional stock is issued.  The Company repurchased 6,000 shares of treasury stock during 2012 and repurchased no treasury stock during 2011.  The Company did not issue any shares of treasury stock or additional stock in relation to exercised stock options in 2012 and 2011.

The Company is required to compute the fair value of options at the date of grant and to recognize such costs as compensation expense ratably over the vesting period of the options.  For the year ended December 31, 2012, 2011 and 2010, the Company recognized $45, $127 and $241, respectively, as compensation expense resulting from all stock options.

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

The fair value of each option is estimated on the date of grant using the Black-Scholes valuation model.  Expected volatility is the measure of the amount by which the share price is expected to fluctuate during a period.   The method used to calculate historical average annualized volatility is based on the closing price of the first trade of each month.  Expected dividends are based on the Company’s historical pattern of dividend payments.  The Company uses historical data to estimate option exercise and employee termination within the valuation model.  The risk-free rate is the U.S. Treasury note at the time of grant for the expected term of the option.

There were no stock options granted during 2012, 2011 and 2010.

A summary of activity for stock options with a specified vesting period follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding - December 31, 2011	266,780	$26.97	3.00	-
Options lapsed in 2012	(5,500)	36.41	-	-
Options expired in 2012	(52,290)	13.68	-	-
Options Outstanding - December 31, 2012	208,990	$30.04	2.69	-

Fully vested or expected to vest	208,990	$30.04	2.69	-

Exercisable at December 31, 2012	205,130	$30.06	2.64	-

Information related to the stock options that vest over a specified period follows:

	2012	2011	2010
(Dollars in thousands, except per share data)
Intrinsic value of options exercised	$—	—	—
Intrinsic value of options forfeit	—	—	—
Intrinsic value of options lapsed	—	—	—
Intrinsic value of options expired	—	9	—
Cash received from option exercises	—	—	—
Fair market value of stock received from option exercises	—	—	—

All stock options issued are incentive stock options and therefore, no tax benefit is realized.

As of December 31, 2012, there were $6 of total unrecognized compensation cost related to nonvested options that vest over a five year period.  That cost is expected to be recognized over a weighted average period of two months.

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

The following table provides information for stock options that vest based on specific loan growth performance targets.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding - December 31, 2011	5,500	$31.18	3.50	-
Options lapsed in 2012	-	-	-	-
Options Outstanding - December 31, 2012	5,500	$31.18	2.50	$-

Exercisable at December 31, 2012	2,750	$31.18	2.50	$-

As of December 31, 2012 and December 31, 2011, there was no unrecognized compensation cost related to nonvested options granted based on performance.

Note 17 – Other Operating Expenses

Components of other operating expenses exceeding 1% of total revenues include the following for the years ended December 31, 2012, 2011, and 2010:

	2012	2011	2010
		(Dollars in thousands)

Marketing and business development	$1,661	$1,367	$1,237
Processing expense	1,949	1,744	1,540
Legal and professional fees	1,561	1,642	1,657
Data processing expense	1,472	1,722	1,401
FDIC Insurance	1,517	1,813	2,268
Loan costs (excluding ORE)	986	817	954
Other expense	3,154	3,455	3,105
Total other operating expense	$12,300	$12,560	$12,162

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
December 31, 2012, 2011 and 2010

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

Summary information about the interest rate swaps designated as cash flow hedges as of December 31, 2012 and December 31, 2011 is as follows:

	December 31, 2012	December 31, 2011
	(Dollars in thousands)
Notional Amounts	$10,000	$10,000
Weighted average pay rates	5.35%	5.35%
Weighted average receive rates	1.71%	1.95%
Weighted average maturity	16.08 years	17.08 years
Unrealized losses	$2,416	$2,262

The swaps were forward starting and had effective dates of March 15, 2012 and June 15, 2012. Interest expense recorded on these swap transactions totaled $237 at December 31, 2012 and is reported as a component of interest expense in other borrowings.  No interest expense was recorded on these swap transactions during 2011.

If the fair value falls below specified levels, the Company is required to pledge collateral against these derivative contract liabilities.  As of December 31, 2012, the Company had pledged $2,851 with the counterparty.  Under certain circumstances, including a downgrade of its credit rating below specified levels, the counterparty is required to pledge collateral against these derivative contract liabilities.  As of December 31, 2012, no collateral had been received from the counterparty.

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Note 19 – Parent Company Only Condensed Financial Statements

The following represents Parent Company only condensed financial information of Southeastern Bank Financial Corporation:

Condensed Balance Sheets

	December 31
	2012	2011
	(Dollars in thousands)

Assets

Cash and cash equivalents	$4,477	2,732
Investment in banking subsidiaries	153,017	137,607
Premises and equipment, net	676	721
Deferred tax asset, net	994	880
Income tax receivable	634	386
Other assets	19	17
	$159,817	142,343

Liabilities and Stockholders’ Equity

Liabilities:
Interest rate swap derivatives	$2,416	2,262
Accrued interest and other liabilities	71	105
Subordinated debentures	21,547	22,947
Total liabilities	24,034	25,314

Stockholders’ equity	135,783	117,029
	$159,817	142,343

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Condensed Statements of Income

	Years ended December 31
	2012	2011	2010
	(Dollars in thousands)

Income:
Dividend income	$4,062	811	11
Interest income on investment securities	-	-	53
Interest income on interest-bearing deposits in other banks	4	-	-
Investment securities losses, net	-	(2)	(2)
Miscellaneous income	102	102	102
	4,168	911	164

Expense:
Interest expense	792	594	607
Occupancy expense	59	59	59
Other operating expense	138	152	102
	989	805	768

Income (loss) before equity in undistributed earnings of banking subsidiaries	3,179	106	(604)

Equity in undistributed earnings of banking subsidiaries	10,913	10,676	7,232

Income tax benefit	(343)	(263)	(228)

Net income	$14,435	11,045	6,856

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Condensed Statements of Cash Flows

	Year Ended December 31
	2012	2011	2010
	(Dollars in thousands)

Cash flows from operating activities:
Net income	$14,435	11,045	6,856
Adjustments to reconcile net income to
net cash provided by (used in) operating activities
Depreciation	45	45	45
Deferred income tax (benefit) expense	(54)	57	(46)
Equity in undistributed earnings of
banking subsidiaries	(10,913)	(10,676)	(7,232)
Investment securities losses, net	-	2	2
Decrease in accrued interest receivable	-	-	20
Decrease in accrued interest payable
and other liabilities	(35)	(144)	(586)
(Increase) decrease in other assets	(250)	104	676
Net cash provided by (used in) operating activities	3,228	433	(265)

Cash flows from investing activities:
Proceeds from sales and maturities of investment securities	-	-	2,000
Net cash provided by investing activities	-	-	2,000

Cash flows from financing activities:
Payments of subordinated debentures	(1,400)	-	-
Purchase of treasury stock	(83)	-	-
Net cash (used in) provided by financing activities	(1,483)	-	-

Net increase in cash and
cash equivalents	1,745	433	1,735

Cash and cash equivalents at beginning of year	2,732	2,299	564

Cash and cash equivalents at end of year	$4,477	2,732	2,299

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Note 20 – Other Comprehensive Income (Loss)

Other comprehensive income (loss) for the Company consists of changes in net unrealized gains and losses on investment securities available-for-sale and interest rate swap derivatives.  The following table presents a summary of the accumulated other comprehensive income balances, net of tax.

	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)

Balance, December 31, 2009	$-	$(1,326)	$(1,326)

Current Year change	-	(907)	(907)
Balance, December 31, 2010	$-	$(2,233)	$(2,233)

Current Year change	(1,382)	7,251	5,869
Balance, December 31, 2011	$(1,382)	$5,018	$3,636

Current Year change	(94)	4,410	4,316
Balance, December 31, 2012	$(1,476)	$9,428	$7,952

Note 21 – Quarterly Financial Data (Unaudited)

The supplemental quarterly financial data for the years ended December 31, 2012 and 2011 is summarized as follows:

	Quarters ended
	March 31,	June 30,	September 30,	December 31,
	2012	2012	2012	2012
	(Dollars in thousands)

Interest income	$15,930	16,002	15,891	15,847
Interest expense	3,311	3,016	2,911	2,796
Net interest income	12,619	12,986	12,980	13,051
Provision for loan losses	2,216	1,950	2,401	1,574
Noninterest income	5,267	5,022	5,748	5,457
Noninterest expense	10,923	11,245	10,612	11,288
Net income	3,302	3,361	3,876	3,896
Net income per share - basic	0.49	0.50	0.58	0.58
Net income per share - diluted	0.49	0.50	0.58	0.58

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

	Quarters ended
	March 31,	June 30,	September 30,	December 31,
	2011	2011	2011	2011
	(Dollars in thousands)

Interest income	$16,983	17,372	17,109	16,176
Interest expense	4,784	4,503	4,020	3,771
Net interest income	12,199	12,869	13,089	12,405
Provision for loan losses	3,240	3,424	3,535	2,385
Noninterest income	4,049	4,678	5,235	5,709
Noninterest expense	9,775	10,063	10,622	11,581
Net income	2,302	2,805	2,924	3,014
Net income per share - basic	0.34	0.42	0.44	0.45
Net income per share - diluted	0.34	0.42	0.44	0.45

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.   Controls and Procedures

As of the end of the period covered by this report, our management, including our Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) that is required to be included in the Company’s periodic filings with the Securities and Exchange Commission.  During the fourth quarter of 2012, there were no significant changes in the Company’s internal controls that materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

Management has assessed the effectiveness of the Southeastern Bank Financial Corporation’s internal control over financial reporting as of December 31, 2012.  In making our assessment, management has utilized the framework published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission “Internal Control-Integrated Framework”.  Based on our assessment, management has concluded that, as of December 31, 2012, internal control over financial reporting was effective.

/s/ R. Daniel Blanton
Chief Executive Officer
(principal executive officer)

/s/ Ronald L. Thigpen
Chief Operating Officer

/s/ Darrell R. Rains
Chief Financial Officer
(principal financial officer)

Date:  February 27, 2013

Report of Independent Registered Public Accounting Firm on Internal Control
Over Financial Reporting

We have audited Southeastern Bank Financial Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Southeastern Bank Financial Corporation’s  management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, included in Item 9.A. of the Company’s Annual Report on Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Southeastern Bank Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Southeastern Bank Financial Corporation as of December 31, 2012 and 2011 and the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012, and our report dated February 27, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ Crowe Horwath LLP

Oak Brook, Illinois
February 27, 2013

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers and Corporate Governance

The Company has adopted a Code of Ethics applicable to its senior financial officers. A copy is available, without charge, upon telephonic or written request addressed to Ronald L. Thigpen, Executive Vice President, Chief Operating Officer and Assistant Corporate Secretary, Southeastern Bank Financial Corporation, 3530 Wheeler Road, Augusta, Georgia 30909, telephone (706) 738-6990.  The Code of Ethics is also incorporated by reference as an exhibit to this Annual Report on Form 10-K. The remaining information in response to this item is incorporated by reference to the Company’s definitive Proxy Statement for use in connection with the 2013 annual meeting of shareholders (which definitive Proxy Statement shall be filed with the commission not later than April 30, 2013).

Item 11.  Executive Compensation

The remaining information in response to this item is incorporated by reference to the Company’s definitive Proxy Statement for use in connection with the 2013 annual meeting of shareholders (which definitive Proxy Statement shall be filed with the commission not later than April 30, 2013).

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information regarding compensation plans under which equity securities of the Company are authorized for issuance. All data is presented as of December 31, 2012.

Equity Compensation Plan Table
	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	214,490	$30.07	248,806
Equity compensation plans not approved by security holders	0	0	0
TOTAL	214,490	$30.07	248,806

Additional information in response to this item is incorporated by reference to the Company’s definitive Proxy Statement for use in connection with the 2013 annual meeting of shareholders (which definitive Proxy Statement shall be filed with the commission not later than April 30, 2013).

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information in response to this item is incorporated by reference to the Company’s definitive Proxy Statement for use in connection with the 2013 annual meeting of shareholders (which definitive Proxy Statement shall be filed with the commission not later than April 30, 2013).

Item 14.  Principal Accountant Fees and Services

Information in response to this item is incorporated by reference to the Company’s definitive Proxy Statement for use in connection with the 2013 annual meeting of shareholders (which definitive Proxy Statement shall be filed with the Commission not later than April 30, 2013).

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	(1)	See Item 8 for a list of the financial statements as filed as a part of this report.
(2)	No financial statement schedules are applicable as the required information is included in the financial statements in Item 8.
(3)
The following exhibits are filed as part of this report. Documents incorporated by reference have been filed with the Securities and Exchange Commission. The Company’s Commission file number is: 0-24172. See “Item 1 - Description of Business – General” for additional information regarding the Company’s filings with the Commission.

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

10.21	First Amendment dated March 30, 2009 to Supplemental Executive Retirement Benefits Agreement between the Bank and Darrell R. Rains.*

10.22	Second Amendment dated February 11, 2010 to Supplemental Executive Retirement Benefits Agreement between the Bank and Darrell R. Rains.*

10.23	Third Amendment dated March 21, 2011 to Supplemental Executive Retirement Benefits Agreement between the Bank and Darrell R. Rains.*

10.24	Employment Agreement dated April 30, 2007 between the Bank and Darrell R. Rains. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 4, 2007.)*

10.25
First Amendment dated December 31, 2008 to Employment Agreement dated April 30, 2007 between the Bank and Darrell R. Rains (Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.)*

10.26	Southeastern Bank Financial Corporation Director Stock Purchase Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 27, 2007.)

14.1	Code of Ethics (Incorporated by reference to Exhibit 14.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.)

21.1	Subsidiaries of the Company (Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.)

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification by the Chief Executive Officer (principal executive officer)

31.2	Certification by the Chief Financial Officer (principal financial officer)

32.1	Certification by the Chief Executive Officer and Chief Financial Officer

101
Interactive Data Files providing financial information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 in XBRL (eXtensible Business Reporting Language). Pursuant to Regulation 406T of Regulation S-T, these Interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

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

February 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

February 27, 2013

SIGNATURE	TITLE

/s/ Robert W. Pollard, Jr.	Chairman of the Board
Robert W. Pollard, Jr.	and Director

/s/ Edward G. Meybohm	Vice Chairman of the Board
Edward G. Meybohm	and Director

/s/ R. Daniel Blanton	President, Chief Executive Officer
R. Daniel Blanton	and Director (Principal Executive Officer)

/s/ Ronald L. Thigpen	Executive Vice President, Chief
Ronald L. Thigpen	Operating Officer and Director

/s/ Darrell R. Rains	Group Vice President and Chief
Darrell R. Rains	Financial Officer (Principal Financial and Accounting Officer)

/s/ William J. Badger	Director
William J. Badger

/s/ Warren A. Daniel	Director
Warren A. Daniel

/s/ Randolph R. Smith, M.D.	Director
Randolph R. Smith, M.D.

/s/ John W. Trulock, Jr.	Director
John W. Trulock, Jr.

/s/ Patrick D. Cunning	Director
Patrick D. Cunning

/s/ Larry S. Prather, Sr.	Director
Larry S. Prather, Sr.

/s/ W. Marshall Brown	Director
W. Marshall Brown

EXHIBIT INDEX

Page
(a)	Exhibits

	3.1	Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.)

	3.2	Bylaws of the Company (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.)

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

10.21	First Amendment dated March 30, 2009 to Supplemental Executive Retirement Benefits Agreement between the Bank and Darrell R. Rains.*

10.22	Second Amendment dated February 11, 2010 to Supplemental Executive Retirement Benefits Agreement between the Bank and Darrell R. Rains.*
10.23	Third Amendment dated March 21, 2011 to Supplemental Executive Retirement Benefits Agreement between the Bank and Darrell R. Rains.*

10.24	Employment Agreement dated April 30, 2007 between the Bank and Darrell R. Rains. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 4, 2007.)*

10.25
First Amendment dated December 31, 2008 to Employment Agreement dated April 30, 2007 between the Bank and Darrell R. Rains (Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.)*

10.26	Southeastern Bank Financial Corporation Director Stock Purchase Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 27, 2007.)

14.1	Code of Ethics (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003)

21.1	Subsidiaries of the Company (Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.)

23.1	Consent of Independent Registered Public Accounting Firm	161

31.1	Certification by the Chief Executive Officer (principal executive officer)	162

31.2	Certification by the Chief Financial Officer (principal financial officer)	164

32.1	Certification by the Chief Executive Officer and Chief Financial Officer	166

101
Interactive Data Files providing financial information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 in XBRL (eXtensible Business Reporting Language). Pursuant to Regulation 406T of Regulation S-T, these Interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

* Denotes a management compensatory agreement or arrangement.