Form 10-Q
period 2013-03-31
Southeastern Bank Financial CORP
filed 2013-04-26
CIK 880116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2013.

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

6,678,807 shares of common stock, $3.00 par value per share, outstanding as of April 24, 2013.

SOUTHEASTERN BANK FINANCIAL CORPORATION
FORM 10-Q
INDEX

PART I
FINANCIAL INFORMATION

SOUTHEASTERN BANK FINANCIAL CORPORATION

Consolidated Balance Sheets
(Dollars in thousands, except share data)

	March 31,
	2013	December 31,
Assets	(Unaudited)	2012
Cash and due from banks	$51,335	$39,566
Interest-bearing deposits in other banks	35,769	4,322
Cash and cash equivalents	87,104	43,888
Available-for-sale securities	664,257	654,739
Loans held for sale	24,071	30,051
Loans	881,286	871,447
Less allowance for loan losses	28,931	28,846
Loans, net	852,355	842,601

Premises and equipment, net	26,129	26,145
Accrued interest receivable	7,017	6,603
Bank-owned life insurance	35,108	34,825
Restricted equity securities	4,870	5,296
Other real estate owned	2,381	3,490
Prepaid FDIC assessment	1,648	2,024
Deferred tax asset	10,798	10,406
Other assets	2,398	2,434
	$1,718,136	$1,662,502
Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$171,721	$158,066
Interest-bearing:
NOW accounts	363,409	349,531
Savings	510,349	504,194
Money management accounts	18,953	18,033
Time deposits over $100	289,405	280,871
Other time deposits	113,306	110,577
	1,467,143	1,421,272

Securities sold under repurchase agreements	777	976
Advances from Federal Home Loan Bank	64,000	64,000
Accrued interest payable and other liabilities	16,870	18,924
Due to broker	8,500	-
Subordinated debentures	21,547	21,547
Total liabilities	1,578,837	1,526,719

Stockholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; 0 shares outstanding in 2013 and 2012, respectively	-	-
Common stock, $3.00 par value; 10,000,000 shares authorized; 6,680,225 and 6,680,225 shares issued in 2013 and 2012, respectively; 6,678,143 and 6,675,000 shares outstanding in 2013 and 2012, respectively	20,041	20,041
Additional paid-in capital	62,848	62,835
Retained earnings	48,804	45,028
Treasury stock, at cost; 2,082 and 5,225 shares in 2013 and 2012, respectively	(29)	(73)
Accumulated other comprehensive income, net	7,635	7,952
Total stockholders’ equity	139,299	135,783
	$1,718,136	$1,662,502

See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Consolidated Statements of Comprehensive Income
(Dollars in thousands, except share data)

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Interest income:
Loans, including fees	$11,691	$11,660
Investment securities	3,982	4,245
Interest-bearing deposits in other banks	16	25
Total interest income	15,689	15,930
Interest expense:
Deposits	1,830	2,714
Securities sold under repurchase
agreements	1	1
Other borrowings	669	596
Total interest expense	2,500	3,311

Net interest income	13,189	12,619
Provision for loan losses	1,745	2,216
Net interest income after provision for loan losses	11,444	10,403

Noninterest income:
Service charges and fees on deposits	1,674	1,611
Gain on sales of loans	1,840	2,019
Gain (loss) on sale of fixed assets, net	5	(2)
Investment securities gains (losses), net (Includes ($44) and $377	(44)	377
accumulated other comprehensive income reclassifications
for unrealized gains (losses) on available-for-sale securities)
Retail investment income	501	522
Trust service fees	305	289
Earnings from cash surrender value of
bank-owned life insurance	283	261
Miscellaneous income	188	190
Total noninterest income	4,752	5,267
Noninterest expense:
Salaries and other personnel expense	6,197	6,197
Occupancy expenses	935	1,054
Other real estate losses, net	410	661
Other operating expenses	3,157	3,011
Total noninterest expense	10,699	10,923

Income before income taxes	5,497	4,747
Income tax expense	1,721	1,445
Net income	$3,776	$3,302

Other comprehensive loss:
Unrealized gain on derivatives	344	481
Unrealized loss on securities available-for-sale	(906)	(152)
Reclassification adjustment for realized (gain) loss
on securities, net of OTTI	44	(377)
Tax effect	201	18
Total other comprehensive loss	(317)	(30)
Comprehensive income	$3,459	$3,272

SOUTHEASTERN BANK FINANCIAL CORPORATION

Consolidated Statements of Comprehensive Income
(Dollars in thousands, except share data)

(Unaudited)
	Three Months Ended
	March 31,
	2013	2012

Basic net income per share	$0.57	$0.49

Diluted net income per share	0.57	0.49

Weighted average common shares outstanding	6,677,409	6,678,484

Weighted average number of common and common equivalent shares outstanding	6,677,409	6,678,484

See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Consolidated Statements of Cash Flows
(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net income	$3,776	$3,302
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation	463	559
Deferred income tax benefit	(190)	(520)
Provision for loan losses	1,745	2,216
Net investment securities (gains) losses	44	(377)
Net amortization of premiums on investment securities	1,329	1,024
Earnings from CSV of bank-owned life insurance	(283)	(261)
Stock options compensation cost	2	11
(Gain) loss on disposal of premises and equipment	(5)	2
Loss on the sale of other real estate	10	214
Provision for other real estate valuation allowance	400	447
Gain on sales of loans	(1,840)	(2,019)
Real estate loans originated for sale	(63,973)	(64,116)
Proceeds from sales of real estate loans	71,793	64,979
Increase in accrued interest receivable	(414)	(293)
(Increase) decrease in other assets	412	(51)
(Decrease) increase in accrued interest payable and other liabilities	(1,711)	1,690
Net cash provided by operating activities	11,558	6,807

Cash flows from investing activities:
Proceeds from sales of securities	47,999	32,651
Proceeds from maturities and calls of available-for-sale securities	31,040	57,976
Purchase of available-for-sale securities	(82,292)	(120,015)
Proceeds from redemption of FHLB stock	426	-
Net increase in loans	(11,751)	(3,902)
Additions to premises and equipment	(447)	(168)
Proceeds from sale of other real estate	951	1,299
Proceeds from sale of premises and equipment	5	-
Net cash used in investing activities	(14,069)	(32,159)

SOUTHEASTERN BANK FINANCIAL CORPORATION

Consolidated Statements of Cash Flows
(Dollars in thousands)

(Unaudited)
	Three Months Ended
	March 31,
	2013	2012

Cash flows from financing activities:
Net increase in deposits	45,871	14,195
Net increase (decrease) in securities sold under
repurchase agreements	(199)	29
Advances from Federal Home Loan Bank	-	15,000
Proceeds from stock options exercised	43	-
Proceeds from Directors' stock purchase plan	12	9
Net cash provided by financing activities	45,727	29,233

Net increase in cash and cash equivalents	43,216	3,881
Cash and cash equivalents at beginning of period	43,888	69,841
Cash and cash equivalents at end of period	$87,104	$73,722

Supplemental disclosures of cash paid during the period for:
Interest	$2,604	$3,319
Income taxes	2,580	2,283

Supplemental information on noncash investing activities:
Loans transferred to other real estate owned	$252	$602
Loans provided for sales of other real estate owned	11	827
Due to broker	8,500	-
See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

(Dollar amounts are expressed in thousands unless otherwise noted)

March 31, 2013

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

The financial statements for the three months ended March 31, 2013 and 2012 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations and cash flows for the interim periods have been made.  All such adjustments are of a normal recurring nature.  The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results of operations which the Company may achieve for the entire year.

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

All lending relationships over $500 are individually evaluated for impairment.  If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.  Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.  Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception.  If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral.  For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

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

●	Loans are grouped in categories of similar risk characteristics (Portfolio segments)
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

There have been no changes to the methodology during 2013 and 2012.

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

Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives.  Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest on the loan is locked.  The Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into, in order to hedge the change in interest rates resulting from its commitments to fund the loans.  Changes in the fair values of these derivatives are included in net gains on sales of loans.  Fair values of these derivatives were $57 and $19 as of March 31, 2013 and December 31, 2012, respectively.

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

(d) Recent Accounting Pronouncements

In February 2013, the FASB amended existing guidance to require an entity to provide information about amounts reclassified out of other comprehensive income by component.  In addition, an entity is required to present, either on the face of the income statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under United States generally accepted accounting principles to be reclassified to net income in its entirety in the same reporting period.  For all other amounts, an entity is required to cross-reference to other disclosures that provide additional details about these amounts.  The guidance is effective for all interim and annual reporting periods beginning after December 15, 2012.  The adoption of the guidance did not have a material impact on the Company’s results of operation or financial position but did require expansion of the Company’s disclosures.

Note 2 – Investment Securities

The following tables summarize the amortized cost and fair value of the available-for-sale investment securities portfolio at March 31, 2013 and December 31, 2012 and the corresponding amounts of unrealized gains and losses therein.

	March 31, 2013
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Available-for-sale	(Dollars in thousands)
Obligations of U.S. Government agencies	$222,659	1,504	(538)	223,625
Obligations of states and political subdivisions	133,915	7,754	(313)	141,356
Mortgage backed securities
U.S. GSE’s* MBS - residential	106,697	2,698	(98)	109,297
U.S. GSE’s CMO	77,937	1,948	(41)	79,844
Other CMO	1,825	43	(152)	1,716
Corporate bonds	106,656	2,374	(611)	108,419
	$649,689	16,321	(1,753)	664,257

* Government sponsored entities

	December 31, 2012
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Available-for-sale	(Dollars in thousands)
Obligations of U.S. Government agencies	$230,609	1,726	(279)	232,056
Obligations of states and political subdivisions	127,913	8,269	(193)	135,989
Mortgage backed securities
U.S. GSE’s MBS - residential	106,757	3,373	(10)	110,120
U.S. GSE’s CMO	78,101	1,590	(93)	79,598
Other CMO	1,915	28	(195)	1,748
Corporate bonds	94,013	2,162	(947)	95,228
	$639,308	17,148	(1,717)	654,739

As of March 31, 2013, in addition to the U.S. Government agencies and government sponsored entities, there were two issuers who represented 10% or more of stockholders’ equity within the investment portfolio.  The Company’s holdings of investment securities issued by SunTrust Banks totaled $15,430 or 11.08% of stockholders’ equity at March 31, 2013.  The Company also had holdings of investment securities issued by Wells Fargo totaling $13,982 or 10.04% of stockholders’ equity at March 31, 2013.

As of December 31, 2012, in addition to the U.S. Government agencies and government sponsored entities, there were two issuers who represented 10% or more of stockholders’ equity within the investment portfolio.  The Company’s holdings of investment securities issued by SunTrust Banks totaled $15,414 or 11.35% of stockholders’ equity at December 31, 2012.  The Company also had holdings of investment securities issued by Wells Fargo totaling $13,931 or 10.26% of stockholders’ equity at December 31, 2012.

Proceeds from sales of securities available-for-sale and the associated gains (losses), excluding gains (losses) on called securities, for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended
	March 31,
	2013	2012
	(Dollars in thousands)

Proceeds	$47,999	$32,651
Gross Gains	372	444
Gross Losses	(427)	(67)

The amortized cost and fair value of the investment securities portfolio excluding equity securities are shown by expected maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2013
	Amortized	Estimated
	cost	fair value
	(Dollars in thousands)
Available-for-sale:
One year or less	$15	16
After one year through five years	73,464	75,686
After five years through ten years	120,035	121,575
After ten years	456,175	466,980
	$649,689	664,257

The following tables summarize the investment securities with unrealized losses at March 31, 2013 and December 31, 2012, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position.

	March 31, 2013
	Less than 12 months		12 months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
Temporarily impaired	(Dollars in thousands)
Obligations of U.S. Government agencies	$72,064	538	—	—	72,064	538
Obligations of states and political subdivisions	18,468	313	—	—	18,468	313
Mortgage backed securities
U.S. GSE’s MBS - residential	11,818	98	—	—	11,818	98
U.S. GSE’s CMO	6,315	41	—	—	6,315	41
Other CMO	—	—	1,281	152	1,281	152
Corporate bonds	28,424	215	7,625	396	36,049	611
	$137,089	1,205	8,906	548	145,995	1,753

	December 31, 2012
	Less than 12 months		12 months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
Temporarily impaired	(Dollars in thousands)
Obligations of U.S. Government agencies	$68,680	279	—	—	68,680	279
Obligations of states and political subdivisions	14,202	193	—	—	14,202	193
Mortgage backed securities
U.S. GSE’s MBS - residential	2,047	10	—	—	2,047	10
U.S. GSE’s CMO	10,658	93	—	—	10,658	93
Other CMO	—	—	1,309	195	1,309	195
Corporate bonds	20,226	205	13,971	742	34,197	947
	$115,813	780	15,280	937	131,093	1,717

Other-Than-Temporary Impairment – March 31, 2013

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

As of March 31, 2013, the Company’s security portfolio consisted of 399 securities, 78 of which were in an unrealized loss position.  Of these securities with unrealized losses, 51.45% were related to the Company’s mortgage-backed and corporate securities as discussed below.

Mortgage-backed Securities

At March 31, 2013, $189,141 or approximately 99.10% of the Company’s mortgage-backed securities were issued by U.S. government-sponsored entities and agencies, primarily the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Government National Mortgage Association (“Ginnie Mae”), institutions which the government has affirmed its commitment to support.  Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2013.

The Company’s mortgage-backed securities portfolio also includes four non-agency collateralized mortgage obligations with a market value of $1,716, of which three had unrealized losses of approximately $152 at March 31, 2013.  These non-agency securities were rated AAA at purchase.

At March 31, 2013, three of these non-agency securities were rated below investment grade and a cash flow analysis was performed to evaluate OTTI.  The assumptions used in the model include expected future default rates, loss severity and prepayments.  The model also takes into account the structure of the security including credit support.  Based on these assumptions, the model calculates and projects the timing and amount of interest and principal payments expected for the security.  In addition, the model was used to “stress” each security, or make assumptions more severe than expected activity, to determine the degree to which assumptions could deteriorate before the security could no longer fully support repayment.  Upon completion of the March 31, 2013 analysis, our model indicated that none of these securities were other-than-temporarily impaired.

At March 31, 2013, the fair values of these three collateralized mortgage obligations totaling $1,560 were measured using Level 3 inputs because the market for them has become illiquid, as indicated by few, if any, trades during the period.  The discount rates used in the valuation model were based on a yield of 10% that the market would require for collateralized mortgage obligations with maturities and risk characteristics similar to the securities being measured.

Corporate Securities

The Company holds forty-five corporate securities totaling $108,419, of which sixteen had an unrealized loss of $611 at March 31, 2013. The Company’s unrealized losses on corporate securities relate primarily to its investment in single issuer corporate and corporate trust preferred securities.  At March 31, 2013, three securities to two issuers were not rated.  None of the issuers were in default, but in January of 2011 the Company was notified that one trust preferred security totaling $250 to one issuer not rated had elected to defer interest payments.  The issuer is a bank holding company with operations in the Southeast.  The Company considered several factors including the financial condition and near term prospects of the issuer and concluded that the decline in fair value was primarily attributable to temporary illiquidity and the financial crisis affecting these markets and not necessarily the expected cash flows of the individual security.  The Company has considered the capital position of the subsidiary banks, the liquidity of the holding company, the existence and severity of publicly available regulatory agreements, and the fact that these deferrals are coming after the most severe impact of the national and regional recession.  The prospect of capital formation in the current market, improving operating results of the industry overall have caused the Company to conclude that a return to normal subsidiary dividends and thus interest payments on the debt for this issuer is reasonably assured at this time.  Because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2013.

At March 31, 2013, the fair value of one corporate security totaling $108 was measured using Level 3 inputs because the market for it has become illiquid, as indicated by few, if any, trades during the period.  The discount rate used in the valuation model was based on a yield of 10% that the market would require for corporate debt obligations with maturities and risk characteristics similar to the subordinated debenture being measured.

The following table presents a rollforward of the credit losses recognized in earnings for the three month period ended March 31, 2013.

Beginning balance, January 1, 2013	$586
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	-
Additions/Subtractions
Amounts realized for securities sold during the period	-
Amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	-
Reductions for increase in cash flows expected to be collected that are recognized over the remaining life of the security	-
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	-

Ending balance, March 31, 2013	$586

Other-Than-Temporary Impairment – March 31, 2012

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

The table below presents a rollforward of the credit losses recognized in earnings for the three month period ended March 31, 2012.

Beginning balance, January 1, 2012	$673
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	-
Additions/Subtractions
Amounts realized for securities sold during the period	-
Amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	-
Reductions for increase in cash flows expected to be collected that are recognized over the remaining life of the security	-
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	-

Ending balance, March 31, 2012	$673

Note 3 – Loans

The following table summarizes loans at March 31, 2013 and December 31, 2012.

	March 31, 2013	December 31, 2012

	(Dollars in thousands)

Commercial, financial, and agricultural	$181,557	174,553
Real estate:
Commercial	343,852	343,663
Residential	168,626	168,039
Acquisition, development and construction	173,660	171,750
Consumer installment	13,503	13,392
	$881,198	871,397

Less allowance for loan losses	28,931	28,846
Less deferred loan origination fees (costs)	(88)	(50)
	$852,355	842,601

The following tables present the activity in the allowance for loan losses by portfolio segment as of and for the three month periods ended March 31, 2013 and March 31, 2012.

	March 31, 2013
	Commercial, Financial, and Agricultural	CRE - Owner Occupied	CRE - Non Owner Occupied	Residential Real Estate	ADC CSRA	ADC Other	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$4,368	6,825	4,047	5,677	4,533	2,903	493	28,846
Charge-offs	(293)	—	(5)	(367)	(1,120)	—	(195)	(1,980)
Recoveries	37	8	—	10	—	107	158	320
Provision	888	355	(429)	351	874	(384)	90	1,745
Ending balance	$5,000	7,188	3,613	5,671	4,287	2,626	546	28,931

	March 31, 2012
	Commercial, Financial, and Agricultural	CRE - Owner Occupied	CRE - Non Owner Occupied	Residential Real Estate	ADC CSRA	ADC Other	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$4,183	6,285	4,476	5,607	4,236	3,819	440	29,046
Charge-offs	(360)	(163)	(250)	(340)	(191)	(418)	(232)	(1,954)
Recoveries	163	1	7	22	22	1	110	326
Provision	180	534	279	370	24	531	298	2,216
Ending balance	$4,166	6,657	4,512	5,659	4,091	3,933	616	29,634

The following tables present the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2013 and December 31, 2012.

	March 31, 2013
	Commercial, Financial, and Agricultural	CRE - Owner Occupied	CRE - Non Owner Occupied	Residential Real Estate	ADC CSRA	ADC Other	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$—	—	—	60	—	5	—	65
Collectively evaluated for impairment	5,000	7,188	3,613	5,611	4,287	2,621	546	28,866
	$5,000	7,188	3,613	5,671	4,287	2,626	546	28,931

Loans:
Individually evaluated for impairment	1,001	293	12,327	5,250	6,285	1,992	—	27,148
Collectively evaluated for impairment	180,556	209,583	121,649	163,376	139,632	25,751	13,503	854,050
	$181,557	209,876	133,976	168,626	145,917	27,743	13,503	881,198

	December 31, 2012
	Commercial, Financial, and Agricultural	CRE - Owner Occupied	CRE - Non Owner Occupied	Residential Real Estate	ADC CSRA	ADC Other	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$—	—	—	—	—	—	—	—
Collectively evaluated for impairment	4,368	6,825	4,047	5,677	4,533	2,903	493	28,846
	$4,368	6,825	4,047	5,677	4,533	2,903	493	28,846

Loans:
Individually evaluated for impairment	1,067	298	12,619	5,467	8,098	1,968	9	29,526
Collectively evaluated for impairment	173,486	206,083	124,663	162,572	136,514	25,170	13,383	841,871
	$174,553	206,381	137,282	168,039	144,612	27,138	13,392	871,397

The following tables present loans individually evaluated for impairment by class of loans as of March 31, 2013 and December 31, 2012.

	March 31, 2013
	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest Income
	Balance	Investment (2)	Allocated	Investment	Recognized	Recognized
	(Dollars in thousands)
With no related allowance recorded: (1)
Commercial, financial, and agricultural:
Commerical	$207	122	—	125	—	—
Financial	—	—	—	—	—	—
Agricultural	325	295	—	299	—	—
Equity lines	959	959	—	959	—	—
Other	—	—	—	—	—	—
Commercial real estate:
Owner occupied	302	293	—	295	—	—
Non Owner occupied	12,729	12,327	—	12,429	116	116
Residential real estate:
Secured by first liens	6,545	4,351	—	4,583	4	4
Secured by junior liens	290	221	—	223	2	2
Acquisition, development and construction:
Residential	—	—	—	—	—	—
Other	12,020	6,420	—	7,421	11	11
Consumer	—	—	—	—	—	—
	33,377	24,988	—	26,334	133	133
With an allowance recorded:
Commercial, financial, and agricultural:
Commerical	—	—	—	—	—	—
Financial	—	—	—	—	—	—
Agricultural	—	—	—	—	—	—
Equity lines	—	—	—	—	—	—
Other	—	—	—	—	—	—
Commercial real estate:
Owner occupied	—	—	—	—	—	—
Non Owner occupied	—	—	—	—	—	—
Residential real estate:
Secured by first liens	303	303	60	303	—	—
Secured by junior liens	—	—	—	—	—	—
Acquisition, development and construction:
Residential	—	—	—	—	—	—
Other	3,489	1,857	5	1,788	—	—
Consumer	—	—	—	—	—	—
	3,792	2,160	65	2,091	—	—

	$37,169	27,148	65	28,425	133	133

(1) No specific allowance for credit losses is allocated to these loans since they are sufficiently collateralized or had charge-offs
(2) Excludes accrued interest receivable and loan origination fees, net due to immateriality

	December 31, 2012
	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest Income
	Balance	Investment (2)	Allocated	Investment	Recognized	Recognized
	(Dollars in thousands)
With no related allowance recorded: (1)
Commercial, financial, and agricultural:
Commerical	$449	179	—	319	—	—
Financial	—	—	—	—	—	—
Agricultural	333	307	—	332	—	—
Equity lines	581	581	—	579	—	—
Other	—	—	—	—	—	—
Commercial real estate:
Owner occupied	304	298	—	323	9	9
Non Owner occupied	13,019	12,619	—	12,934	120	120
Residential real estate:
Secured by first liens	7,408	5,242	—	5,856	4	4
Secured by junior liens	292	225	—	242	6	6
Acquisition, development and construction:
Residential	—	—	—	—	—	—
Other	15,191	10,066	—	12,977	—	—
Consumer	14	9	—	21	—	—
	37,591	29,526	—	33,583	139	139

With an allowance recorded:
Commercial, financial, and agricultural:
Commerical	—	—	—	—	—	—
Financial	—	—	—	—	—	—
Agricultural	—	—	—	—	—	—
Equity lines	—	—	—	—	—	—
Other	—	—	—	—	—	—
Commercial real estate:
Owner occupied	—	—	—	—	—	—
Non Owner occupied	—	—	—	—	—	—
Residential real estate:
Secured by first liens	—	—	—	—	—	—
Secured by junior liens	—	—	—	—	—	—
Acquisition, development and construction:
Residential	—	—	—	—	—	—
Other	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
	—	—	—	—	—	—

	$37,591	29,526	—	33,583	139	139

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

The following tables present the aging of the recorded investment in past due loans as of March 31, 2013 and December 31, 2012 by class of loans.

	March 31, 2013
	30 - 89 Days	90 Days or	Nonaccrual	Total	Loans Not
	Past Due	More Past Due	Loans	Past Due	Past Due	Total
	(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$665	—	158	823	111,728	112,551
Financial	—	—	—	—	2,752	2,752
Agricultural	—	—	626	626	9,625	10,251
Equity lines	103	—	1,152	1,255	35,121	36,376
Other	—	—	75	75	19,552	19,627
Commercial real estate:
Owner occupied	5,672	—	749	6,421	203,455	209,876
Non Owner occupied	1,850	—	10,811	12,661	121,315	133,976
Residential real estate:
Secured by first liens	1,502	—	5,782	7,284	153,895	161,179
Secured by junior liens	238	—	359	597	6,850	7,447
Acquisition, development and construction:
Residential	447	—	—	447	48,295	48,742
Other	—	43	7,990	8,033	116,885	124,918
Consumer	19	—	61	80	13,423	13,503
	$10,496	43	27,763	38,302	842,896	881,198

	December 31, 2012
	30 - 89 Days	90 Days or	Nonaccrual	Total	Loans Not
	Past Due	More Past Due	Loans	Past Due	Past Due	Total
	(Dollars in thousands)

Commercial, financial, and agricultural:
Commerical	$151	—	341	492	108,673	109,165
Financial	—	—	—	—	2,854	2,854
Agricultural	—	—	639	639	7,366	8,005
Equity lines	165	—	1,291	1,456	36,319	37,775
Other	—	—	87	87	16,667	16,754
Commercial real estate:
Owner occupied	1,053	—	776	1,829	204,552	206,381
Non Owner occupied	820	—	10,960	11,780	125,502	137,282
Residential real estate:
Secured by first liens	3,848	—	5,923	9,771	150,365	160,136
Secured by junior liens	69	—	368	437	7,466	7,903
Acquisition, development and construction:
Residential	168	—	68	236	45,104	45,340
Other	811	—	9,644	10,455	115,955	126,410
Consumer	66	—	100	166	13,226	13,392
	$7,151	—	30,197	37,348	834,049	871,397

Troubled Debt Restructurings:

The Company has troubled debt restructurings (TDRs) with a balance of $2,949 and $2,711 included in impaired loans at March 31, 2013 and December 31, 2012, respectively.  No specific reserves were allocated to customers whose loan terms had been modified in TDRs as of March 31, 2013 and December 31, 2012.  The Company is not committed to lend additional amounts as of March 31, 2013 and December 31, 2012 to customers with outstanding loans that are classified as TDRs.  The following tables present TDRs as of March 31, 2013 and December 31, 2012.

	March 31, 2013
	Number of Loans	Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings:
Commercial, financial, and agricultural:
Commerical	1	$122
Financial	-	-
Agricultural	-	-
Equity lines	-	-
Other	-	-
Commercial real estate:
Owner occupied	1	173
Non Owner occupied	2	685
Residential real estate:
Secured by first liens	10	1,776
Secured by junior liens	2	193
Acquisition, development and construction:
Residential	-	-
Other	-	-
Consumer	-	-
	16	$2,949

	December 31, 2012
	Number of Loans	Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings:
Commercial, financial, and agricultural:
Commerical	1	$127
Financial	-	-
Agricultural	-	-
Equity lines	-	-
Other	-	-
Commercial real estate:
Owner occupied	1	178
Non Owner occupied	3	835
Residential real estate:
Secured by first liens	8	1,374
Secured by junior liens	2	197
Acquisition, development and construction:
Residential	-	-
Other	-	-
Consumer	-	-
	15	$2,711

During the periods ended March 31, 2013 and 2012, the terms of certain loans were modified as TDRs.  The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

Modifications involving a reduction of the stated interest rate of the loan were for rate reductions ranging from 2.00% to 6.00%.  Modifications involving an extension of the maturity date were for periods ranging from 2 months to 172 months.

The following table presents loans by class modified as TDRs that occurred during the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding	Number of	Outstanding	Outstanding
	Loans	Recorded Investment	Recorded Investment	Loans	Recorded Investment	Recorded Investment
	(Dollars in thousands)			(Dollars in thousands)
Troubled Debt Restructurings:
Commercial, financial, and agricultural:
Commerical	-	$-	$-	-	$-	$-
Financial	-	-	-	-	-	-
Agricultural	-	-	-	-	-	-
Equity lines	-	-	-	-	-	-
Other	-	-	-	-	-	-
Commercial real estate:
Owner occupied	-	-	-	-	-	-
Non Owner occupied	-	-	-	1	208	198
Residential real estate:
Secured by first liens	2	552	424	-	-	-
Secured by junior liens	-	-	-	1	185	150
Acquisition, development and construction:
Residential	-	-	-	-	-	-
Other	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
	2	$552	$424	2	$393	$348

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.  There were no TDRs with payment defaults during the three months ended March 31, 2013.  During the three months ended March 31, 2012, one consumer loan with a recorded investment of $18 prior to default resulted in an $18 charge-off during the first quarter of 2012 and the default occurred within the twelve month period following the loan modification.  As of March 31, 2013, all TDRs are performing according to their modified terms.

The TDRs described in the table above increased the allowance for loan losses by $107 and resulted in charge-offs of $107 for the three months ended March 31, 2013.

For the three months ended March 31, 2012, the TDRs described in the table above increased the allowance for loan losses by $38 and resulted in charge-offs of $38.

Charge-offs on such loans are factored into the rolling historical loss rate, which is used in the calculation of the allowance for loan losses.

The terms of certain other loans were modified during the three month period ended March 31, 2013 and 2012 that did not meet the definition of a TDR.  These loans have a total recorded investment as of March 31, 2013 and 2012 of $4,198 and $2,120 respectively.  The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification.  This evaluation is performed under the Company’s internal underwriting policy.

Certain loans which were modified during the three month period ended March 31, 2013 and 2012 and did not meet the definition of a TDR, as the modification was a delay in a payment that was considered to be insignificant, had delays in payment ranging from 30 days to 2 months in 2012 and 2011.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  As of March 31, 2013 and December 31, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows.

	March 31, 2013
	Pass	Watch	Substandard	Doubtful
	(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$99,066	8,767	4,718	—
Financial	694	2,058	—	—
Agricultural	8,660	—	1,591	—
Equity lines	33,994	1,028	1,354	—
Other	19,189	324	114	—
Commercial real estate:
Owner occupied	184,915	13,466	11,495	—
Non Owner occupied	112,488	7,997	13,491	—
Residential real estate:
Secured by first liens	143,234	10,117	7,828	—
Secured by junior liens	6,611	406	430	—
Acquisition, development and construction:
Residential	48,068	674	—	—
Other	93,625	15,593	15,700	—
Consumer	13,156	227	120	—
	$763,700	60,657	56,841	—

	December 31, 2012
	Pass	Watch	Substandard	Doubtful
	(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$98,380	7,885	2,900	—
Financial	—	2,854	—	—
Agricultural	6,382	—	1,623	—
Equity lines	35,021	1,259	1,495	—
Other	16,303	325	126	—
Commercial real estate:
Owner occupied	183,290	14,076	9,015	—
Non Owner occupied	115,151	8,339	13,792	—
Residential real estate:
Secured by first liens	142,061	10,029	8,046	—
Secured by junior liens	7,044	420	439	—
Acquisition, development and construction:
Residential	44,463	810	67	—
Other	90,460	18,422	17,528	—
Consumer	12,987	246	159	—
	$751,542	64,665	55,190	—

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

Impaired Loans:  The fair value of collateral dependent impaired loans is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.  Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in Level 3 fair value classification.  Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

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

Assets and Liabilities Measured on a Recurring Basis

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as of March 31, 2013 and December 31, 2012.

	March 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Available-for-sale securities
Obligations of U.S.
Government agencies	$223,625	136,798	86,827	-
Obligations of states and political subdivisions	141,356	-	141,356	-
Mortgage-backed securities
U.S. GSE’s MBS - residential	109,297	-	109,297	-
U.S. GSE’s CMO	79,844	-	79,844	-
Other CMO	1,716	-	156	1,560
Corporate bonds	108,419	-	108,311	108
Total available-for-sale securities	$664,257	136,798	525,791	1,668

Loans held for sale	24,071	-	24,071	-

Mortgage banking derivatives	57	-	57	-

	$688,385	136,798	549,919	1,668
Liabilities:
Interest rate swap derivatives	2,071	-	2,071	-

	$2,071	-	2,071	-

	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Available-for-sale securities
Obligations of U.S. Government agencies	$232,056	128,907	103,149	-
Obligations of states and political subdivisions	135,989	-	135,989	-
Mortgage-backed securities
U.S. GSE’s MBS - residential	110,120	-	110,120	-
U.S. GSE’s CMO	79,598	-	79,598	-
Other CMO	1,748	-	172	1,576
Corporate bonds	95,228	-	95,120	108
Total available-for-sale securities	$654,739	128,907	524,148	1,684

Loans held for sale	30,051	-	30,051	-

Mortgage banking derivatives	19	-	19	-

	$684,809	128,907	554,218	1,684

Liabilities:
Interest rate swap derivatives	2,416	-	2,416	-

	$2,416	-	2,416	-

Transfers between Level 1 and Level 2:

No securities were transferred between Level 1 and Level 2 during the three months ended March 31, 2013 and the three months ended March 31, 2012.

Transfers between Level 2 and Level 3:

No securities were transferred between Level 2 and Level 3 during the three months ended March 31, 2013 and the three months ended March 31, 2012.

The tables below present a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of March 31, 2013 and 2012.

Fair Value Measurements Using Significant Unobservable
Inputs (Level 3)

	Total	Other CMO	Corporate bonds
(Dollars in thousands)

Beginning balance, January 1, 2013	$1,684	$1,576	$108
Total gains or losses (realized/unrealized)
Included in earnings
Gain (loss) on sales	-	-	-
Other-than-temporary impairment	-	-	-
Included in other comprehensive income	79	79	-
Purchases, sales, issuances and settlements
Purchases	-	-	-
Sales, Calls	-	-	-
Issuances	-	-	-
Settlements	-	-	-
Principal repayments	(95)	(95)	-
Transfers into Level 3	-	-	-
Transfers out of Level 3	-	-	-

Ending balance, March 31, 2013	$1,668	$1,560	$108

Fair Value Measurements Using Significant Unobservable
Inputs (Level 3)

	Total	Other CMO	Corporate bonds
(Dollars in thousands)

Beginning balance, January 1, 2012	$4,349	$1,908	$2,441
Total gains or losses (realized/unrealized)
Included in earnings
Gain (loss) on sales	-	-	-
Other-than-temporary impairment	-	-	-
Included in other comprehensive income	34	57	(23)
Purchases, sales, issuances and settlements
Purchases	-	-	-
Sales, Calls	-	-	-
Issuances	-	-	-
Settlements	-	-	-
Principal repayments	(165)	(165)	-
Transfers into Level 3	-	-	-
Transfers out of Level 3	-	-	-

Ending balance, March 31, 2012	$4,218	$1,800	$2,418

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

The following table presents quantitative information about level 3 fair value measurements at March 31, 2013 and 2012.

	March 31,	Valuation	Unobservable	Range
	2013	Technique	Inputs	(Weighted Avg)
	(Dollars in thousands)
Available-for-sale securities
Mortgage-backed securities
Other CMO	1,560	discounted cash flow	voluntary prepayment rate	5.00% - 7.00%	(5.68%)
			constant default rate	27.48% - 8.38%	(15.29%)
			loss severity	55.00%
			yield	10.00%

Corporate bonds	108	discounted cash flow	yield	10.00%

	March 31,	Valuation	Unobservable	Range
	2012	Technique	Inputs	(Weighted Avg)
	(Dollars in thousands)
Available-for-sale securities
Mortgage-backed securities
Other CMO	1,800	discounted cash flow	voluntary prepayment rate	5.00% - 12.00%	(7.22%)
			constant default rate	31.04% - 4.33%	(14.31%)
			loss severity	50.00% - 55.00%	(54.71%)
			yield	10.00%

Corporate bonds	2,418	discounted cash flow	yield	10.00%
			spread	3.37%

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

There were no changes in unrealized gains and losses recorded in earnings for the three months ended March 31, 2013 and 2012 for Level 3 assets that are still held at March 31, 2013 and 2012.

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2013 and December 31, 2012 are summarized below.

	March 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired loans (1)
Commercial, financial, and agricultural	$122	-	-	122
Real estate:
Commercial	1,685	-	-	1,685
Residential	3,338	-	-	3,388
Acquisition, development and construction	5,968	-	-	5,968
Consumer installment	-	-	-	-
	$11,163	-	-	11,163

Other real estate owned
Real estate:
Commercial	802	-	-	802
Acquisition, development and construction	359	-	-	359
	$1,161	-	-	1,161

	$12,324	-	-	12,324

(1) Includes loans directly charged down to fair value.

	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired loans
Commercial, financial, and agricultural	$179	-	-	179
Real estate:
Commercial	1,702	-	-	1,702
Residential	3,769	-	-	3,769
Acquisition, development and construction	7,101	-	-	7,101
Consumer installment	9	-	-	9
	$12,760	-	-	12,760
Other real estate owned
Real estate:
Commercial	2,102	-	-	2,102
Acquisition, development and construction	393	-	-	393
	$2,495	-	-	2,495

	$15,255	-	-	15,255

The following represents impairment charges recognized during the period:

Impaired loans, which are measured for impairment using the fair value of collateral for collateral dependent loans, had a carrying amount of $13,581, with a valuation allowance of $65, resulting in an additional provision for loan losses of $1,306 for the three months ended March 31, 2013.  Impaired loans that are not carried at fair value had a carrying amount of $13,567 at March 31, 2013.

As of December 31, 2012, impaired loans had a carrying amount of $14,815, resulting in an additional provision for loan losses of $5,527 for the year ending 2012.  Impaired loans that are not carried at fair value had a carrying amount of $14,711 at December 31, 2012.

Other real estate owned, which is carried at fair value less costs to sell, was $1,161 which consisted of the outstanding balance of $2,152, less a valuation allowance of $991, resulting in a write down of $400 for the three months ended March 31, 2013.

As of December 31, 2012, other real estate owned was $2,495 which consisted of the outstanding balance of $3,582, less a valuation allowance of $1,087, resulting in a write down of $1,150 for the year ending 2012.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2013 and December 31, 2012.

	March 31,	Valuation	Unobservable	Range
	2013	Techniques	Inputs	(Weighted Avg)
	(Dollars in thousands)
Impaired loans
Commercial, financial, and agricultural	122	liquidation value

Real estate:
Commercial	1,685	sales comparison	adjustment for	0.00% - 70.99% (21.12%)
			differences between
			the comparable sales

		income approach	capitalization rate	8.50% - 10.00% (9.41%)

Residential	3,388	sales comparison	adjustment for	0.04% - 49.15% (12.39%)
			differences between
			the comparable sales

Acquisition, development and
construction	5,968	sales comparison	adjustment for	0.00% - 37.69% (13.08%)
			differences between
			the comparable sales

		income approach	discount rate	12.00% - 17.00% (14.53%)

Other real estate owned
Real estate:
Commercial	802	sales comparison	adjustment for	7.99% - 22.86% (15.43%)
			differences between
			the comparable sales

Acquisition, development and
construction	359	sales comparison	adjustment for	3.70% - 20.09% (11.90%)
			differences between
			the comparable sales

	Dec. 31,	Valuation	Unobservable	Range
	2012	Techniques	Inputs	(Weighted Avg)
	(Dollars in thousands)
Impaired loans
Commercial, financial, and agricultural	179	liquidation value

Real estate:
Commercial	1,702	sales comparison	adjustment for	0.00% - 70.99% (21.12%)
			differences between
			the comparable sales

		income approach	capitalization rate	8.50% - 10.00% (9.40%)

Residential	3,769	sales comparison	adjustment for	0.04% - 49.15% (12.28%)
			differences between
			the comparable sales

Acquisition, development and
construction	7,101	sales comparison	adjustment for	0.00% - 63.33% (13.97%)
			differences between
			the comparable sales

		income approach	discount rate	12.00% - 17.00% (14.89%)

Consumer installment	9	liquidation value

Other real estate owned
Real estate:
Commercial	2,102	sales comparison	adjustment for	7.99% - 22.86% (15.43%)
			differences between
			the comparable sales

Acquisition, development and
construction	393	sales comparison	adjustment for	3.70% - 20.09% (11.90%)
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

(h)	Commitments

The difference between the carrying values and fair values of commitments to extend credit are not significant and are not disclosed.

The carrying amounts and estimated fair values of the Company’s financial instruments at March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013
	Carrying	Fair Value Measurements
	amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$87,104	87,104	87,104	-	-
Loans, net	838,839	838,566	-	-	838,566
Restricted equity securities	4,870	N/A
Financial liabilities:
Deposits with stated maturities	402,711	404,261	-	404,261	-
Deposits without stated maturities	1,064,432	1,064,432	1,064,432	-	-
Securities sold under repurchase agreements	777	777	777	-	-
Advances from FHLB	64,000	70,350	-	70,350	-
Subordinated debentures	21,547	16,127	-	-	16,127

	December 31, 2012
	Carrying	Fair Value Measurements
	amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$43,888	43,888	43,888	-	-
Loans, net	827,786	828,301	-	-	828,301
Restricted equity securities	5,296	N/A
Financial liabilities:
Deposits with stated maturities	391,448	392,944	-	392,944	-
Deposits without stated maturities	1,029,824	1,029,824	1,029,824	-	-
Securities sold under repurchase agreements	976	976	976	-	-
Advances from FHLB	64,000	70,802	-	70,802	-
Subordinated debentures	21,547	16,097	-	-	16,097

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

Summary information about the interest rate swaps designated as cash flow hedges as of March 31, 2013 and December 31, 2012 is as follows:

	March 31, 2013	December 31, 2012
	(Dollars in thousands)

Notional Amounts	$10,000	$10,000
Weighted average pay rates	5.35%	5.35%
Weighted average receive rates	1.68%	1.71%
Weigted average maturity	15.83 years	16.08 years
Unrealized losses	$2,071	$2,416

The swaps were forward starting and had effective dates of March 15, 2012 and June 15, 2012.  Interest expense recorded on these swap transactions totaled $91 at March 31, 2013 and is reported as a component of interest expense in other borrowings.

If the fair value falls below specified levels, the Company is required to pledge collateral against these derivative contract liabilities.  As of March 31, 2013, the Company had pledged $2,352 with the counterparty.  Under certain circumstances, including a downgrade of its credit rating below specified levels, the counterparty is required to pledge collateral against these derivative contract liabilities.  As of March 31, 2013, no collateral had been received from the counterparty.

Note 6 – Other Comprehensive Income (Loss)

Other comprehensive income (loss) for the Company consists of changes in net unrealized gains and losses on investment securities available-for-sale and interest rate swap derivatives.  The following tables present a summary of the accumulated other comprehensive income balances, net of tax, as of March 31, 2013 and 2012.

	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)

Balance, December 31, 2012	$(1,476)	$9,428	$7,952

Current Year change	210	(527)	(317)
Balance, March 31, 2013	$(1,266)	$8,901	$7,635

	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)

Balance, December 31, 2011	$(1,382)	$5,018	$3,636

Current Year change	293	(323)	(30)
Balance, March 31, 2012	$(1,089)	$4,695	$3,606

Note 7 – Dividends

The Company suspended the payment of quarterly cash dividends on the Company’s common stock effective April 22, 2009.  The Company considered the action prudent in order to maintain its capital position in the current state of the economy.

On April 24, 2013, the Company declared a quarterly cash dividend of $0.13 per share on outstanding shares. The dividend is payable on May 17, 2013 to shareholders of record as of May 6, 2013.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollar amounts are expressed in thousands unless otherwise noted)

Overview

Southeastern Bank Financial Corporation (the “Company”) is a Georgia corporation that is a bank holding company registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “BHCA”).  Southeastern Bank Financial Corporation (OTCQB: SBFC) trades on OTCQB, the marketplace for companies that are current in their reporting with a U.S. regulator.  Investors can find Real-Time quotes and market information for the Company on www.otcmarkets.com.  The Company’s wholly-owned subsidiary, Georgia Bank & Trust Company of Augusta (“GB&T”), primarily does business in the Augusta-Richmond County, GA-SC metropolitan area.  GB&T was organized by a group of local citizens and commenced business on August 28, 1989, with one branch location.  Today, it is Augusta’s largest community banking company, operating nine full service branches in Augusta, Martinez, and Evans, Georgia.  GB&T also operates three full service branches in North Augusta and Aiken, South Carolina under the name “Southern Bank & Trust, a division of Georgia Bank & Trust Company of Augusta.”  Mortgage origination offices are located in Augusta and Savannah, Georgia and in Aiken, South Carolina.  The Company’s Operations Center is located in Martinez, Georgia.

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

The Company’s services include the origination of residential and commercial real estate loans, construction and development loans, and commercial and consumer loans.  The Company also offers a variety of deposit programs, including noninterest-bearing demand, interest checking, money management, savings, and time deposits.  In its primary market area, the Augusta-Richmond County, GA-SC metropolitan area, the Company had 19.26% of all deposits and was the second largest depository institution and the largest locally based institution at June 30, 2012, as cited from the Federal Deposit Insurance Corporation’s (“FDIC”) website.  Securities sold under repurchase agreements are also offered.  Additional services include wealth management, trust, retail investment, and mortgage.  As a matter of practice, most mortgage loans are sold in the secondary market; however, some mortgage loans are placed in the portfolio based on asset/liability management strategies.  The Company continues to concentrate on increasing its market share through various new deposit and loan products and other financial services and by focusing on its customer relationship management philosophy.  The Company is committed to building life-long relationships with its customers, employees, shareholders, and the communities it serves.

The Company’s primary source of income is from its lending activities, followed by interest income from its investment activities, service charges and fees on deposits, and gain on sales of mortgage loans in the secondary market.  Interest income on loans increased $35 for the first three months of 2013 as compared to the first three months of 2012 and was due primarily to increased volume offset by decreased loan yields.  Interest income on investment securities decreased $365 and was due primarily to declining yields offset by a larger investment portfolio.  Service charges and fees on deposits increased $63 and resulted from the combined effect of decreases in consumer non-sufficient funds (“NSF”) income on retail checking accounts due to reduced activity, mostly offset by increases in such fees on commercial accounts and also from increased ATM/Debit card income for the first three months of 2013.  For that three month period, gain on sales of loans decreased due to reduced mortgage originations and refinancing activity during the first three months of the year.

Table 1 - Selected Financial Data

	March 31,	December 31,	March 31,
	2013	2012	2012
	(Dollars in thousands)

Assets	$1,718,136	$1,662,502	$1,648,499
Investment securities	664,257	654,739	631,971
Loans	881,286	871,447	847,682
Deposits	1,467,143	1,421,272	1,433,417

Annualized return on average total assets	0.91%	0.87%	0.81%
Annualized return on average equity	11.13%	11.40%	11.10%

The Company continues to focus on the net interest margin, regulatory capital levels, liquidity management, asset quality and the generation of loans to offset declining investment portfolio yields.  Asset levels have increased slightly and resulted from increased investment and loan portfolio balances over the comparable periods in an effort to maintain net interest income.

Annualized return on average total assets and annualized return on average equity have improved moderately in 2013 as compared to 2012.  The increased returns were due primarily to increased net interest income, reduced provision for loan losses and non-interest expense, offset in part by lower investment securities gains and gain on sales of loans. Net income for the three months ended March 31, 2013 was $3,776 compared to $3,302 for the same period in 2012.

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

The Company continues to refine the methodology on which the level of the allowance for loan losses is based by comparing historical loss ratios utilized to actual experience and by classifying loans for analysis based on similar risk characteristics. Cash receipts for accruing loans are applied to principal and interest under the contractual terms of the loan agreement; however, cash receipts on impaired and nonaccrual loans for which the accrual of interest has been discontinued are applied to principal and interest income depending upon the overall risk of principal loss to the Company.

Fair Value of Financial Instruments

A significant portion of the Company’s assets are financial instruments carried at fair value. This includes securities available-for-sale, loans held for sale, certain impaired loans, mortgage banking derivatives, interest rate swap derivatives and other real estate owned. At March 31, 2013 and December 31, 2012 the percentage of total assets measured at fair value was 40.92% and 42.23%, respectively. The majority of assets carried at fair value are based on either quoted market prices or market prices for similar instruments. At March 31, 2013, 2.32% of assets measured at fair value were based on significant unobservable inputs. This consisted primarily of available-for-sale securities, impaired loans and other real estate and represents approximately 0.95% of the Company’s total assets. See Note 4 “Fair Value Measurements” in the “Notes to Consolidated Financial Statements” herein for additional disclosures regarding the fair value of financial instruments.

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

Investment Securities

The fair values for available-for-sale securities are generally based upon quoted market prices or observable market prices for similar instruments. These values take into account recent market activity as well as other market observable data such as interest rate, spread and prepayment information. When market observable data is not available, which generally occurs due to the lack of liquidity for certain securities, the valuation of the security is subjective and may involve substantial judgment. The Company conducts periodic reviews to identify and evaluate each available-for-sale security that has an unrealized loss for other-than-temporary impairment. An unrealized loss exists when the fair value of an individual security is less than its amortized cost basis. The primary factors the Company considers in determining whether an impairment is other-than-temporary are the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and whether the Company intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis.  As of March 31, 2013, the Company had approximately $1,668 of available-for-sale securities, which is approximately 0.10% of total assets, valued using unobservable inputs (Level 3). These securities were primarily non-agency mortgage-backed securities and single issuer subordinated debentures issued by financial institutions.

Results of Operations

Net income for the first three months of 2013 was $3,776, an increase of $474 or 14.35% compared with net income of $3,302 for the first three months of 2012.  The change in net income was primarily due to increased net interest income, reduced provision for loan losses and reduced non-interest expense offset in part by lower investment securities gains and to a lesser extent gain on sales of loans.

Noninterest income decreased $515 or 9.78% for the three months ended March 31, 2013 and resulted primarily from decreased gain on sales of loans and investment securities of $179 and $421 respectively.  Service charges and fees on deposits, trust service fees and cash surrender value of bank-owned life insurance increased slightly over the comparable periods.  Investment securities losses year to date are $44 as compared to net securities gains of $377 in 2012.

Noninterest expense totaled $10,699 for the three months ended March 31, 2013, a decrease of $224, or 2.05% compared to the same period ended March 31, 2012.  Notable changes included a decrease of $251 in other real estate losses and a decrease in occupancy expenses of $119.

Table 2 - Selected Balance Sheet Data

	March 31,	December 31,	Variance
	2013	2012	Amount	%
	(Dollars in thousands)

Cash, due from banks and interest-bearing deposits	$87,104	$43,888	$43,216	98.47%
Investment securities	664,257	654,739	9,518	1.45%
Loans	881,286	871,447	9,839	1.13%
Other real estate owned	2,381	3,490	(1,109)	(31.78%)
Assets	1,718,136	1,662,502	55,634	3.35%
Deposits	1,467,143	1,421,272	45,871	3.23%
Securities sold under repurchase agreements	777	976	(199)	(20.39%)
Advances from Federal Home Loan Bank	64,000	64,000	-	0.00%
Liabilities	1,578,837	1,526,719	52,118	3.41%
Stockholders’ equity	139,299	135,783	3,516	2.59%

Table 2 highlights significant changes in the balance sheet at March 31, 2013 as compared to December 31, 2012.  Total assets increased $55,634 and reflect an increase in cash, due from banks and interest bearing deposits of $43,216.  Total liabilities increased $52,118 and reflect an increase in deposits of $45,871.

The Company has continued to maintain a relatively high level of liquid funds in light of current economic conditions but has elected to invest a portion of these funds and funds obtained through deposit growth into the investment portfolio. Investments increased $9,518 or 1.45% from December 31, 2012 to March 31, 2013.  Loans continued to grow moderately during the first three months of 2013 and resulted in a minor increase of $9,839 or 1.13%.

The $45,871 increase in deposits was primarily in NOW accounts, savings accounts and demand deposits. In addition, brokered deposits increased $12,469 and totaled $166,159 at March 31, 2013 compared to $153,690 at December 31, 2012.  Over the same period, NOW accounts increased $13,878, noninterest-bearing accounts increased $13,655 and savings and money market accounts increased $7,075.

The annualized return on average assets for the Company was 0.91% for the three months ended March 31, 2013, compared to 0.81% for the same period last year.

The annualized return on average stockholders’ equity was 11.13% for the three months ended March 31, 2013, compared to 11.10% for the same period last year.

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

Table 3 - Average Balances, Income and Expenses, Yields and Rates

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	Average Amount	Annualized Average Yield or Rate	Amount Paid or Earned	Average Amount	Annualized Average Yield or Rate	Amount Paid or Earned
	(Dollars in thousands)
Interest-earning assets:
Loans	$874,059	5.28%	$11,502	$842,115	5.41%	$11,467
Loans held for sale	27,858	2.75%	189	25,223	3.07%	193
Investment securities
Taxable	558,279	2.35%	3,273	536,673	2.71%	3,638
Tax-exempt	80,427	3.53%	709	69,509	3.49%	607
Interest-bearing deposits in other banks	13,133	0.49%	16	28,808	0.35%	25
Total interest-earning assets	$1,553,756	4.05%	$15,689	$1,502,328	4.22%	$15,930

Interest-bearing liabilities:
Deposits	$1,276,102	0.58%	$1,830	$1,272,456	0.86%	$2,714
Securities sold under repurchase agreements	900	0.44%	1	753	0.53%	1
Other borrowings	85,547	3.17%	669	74,144	3.22%	596
Total interest-bearing liabilities	$1,362,549	0.74%	$2,500	$1,347,353	0.99%	$3,311

Net interest margin/income:		3.40%	$13,189		3.34%	$12,619

Net interest income increased $570 (4.52%) during the three month period as compared to the same period in 2012 and resulted primarily from lower rates paid on deposits.

Loan interest income was essentially unchanged, increasing $31 (0.27%) in the three month period. The change resulted primarily from a $31,944 increase in average loans but was offset by lower yields, which decreased from 5.41% to 5.28%.  Nonaccrual loans resulted in the reversal of $19 in interest income compared to $83 in 2012.

Deposit interest expense decreased $884 (32.57%) in the three month period primarily as a result of lower rates paid on the Company’s checking and savings account products.  Due to these reductions and the low interest rate environment, the annualized average rate of interest bearing liabilities decreased from 0.99% at March 31, 2012 to 0.74% at March 31, 2013.

The Company’s net interest margin for the three months ended March 31, 2013 was 3.40% as compared to 3.34% for the three months ended March 31, 2012.  The increase in the net interest margin was due primarily by decreased costs of interest bearing liabilities offset in part by declining loan and taxable investment portfolio yields. In addition, the Company added to both its taxable and tax exempt investment securities portfolios. Average taxable investment securities increased $21,606 (4.03%) while the average yield decreased from 2.71% to 2.35%. Average tax exempt investment securities increased $10,918 (15.71%) while the average yield increased from 3.49% to 3.53%.  Average interest bearing deposits increased $3,646 (0.29%) while the average rate paid decreased from 0.86% to 0.58%. Average other borrowings increased $11,403 (15.38%) and was due primarily to an increase in advances from Federal Home Loan Bank. The average cost declined from 3.22% to 3.17%.

Changes in net interest income from period to period result from increases or decreases in the volume of interest-earning assets and interest-bearing liabilities, increases or decreases in the average rates earned and paid on such assets and liabilities, the ability to manage the earning asset portfolio, and the availability of particular sources of funds, such as noninterest-bearing deposits.  The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have impacted the Company’s interest income and interest expense during the periods indicated.  Information is provided in each category with respect to changes attributable to change in volume (change in volume multiplied by prior rate), changes attributable to change in rate (change in rate multiplied by prior volume), and changes in rate/volume (change in rate multiplied by change in volume).

Table 4- Rate/Volume Analysis

	Three Months Ended
	March 31, 2013 compared to March 31, 2012
	Increase (Decrease) due to
	Volume	Rate	Combined	Total
Interest-earning assets:	(Dollars in thousands)
Loans	435	(385)	(15)	35
Loans held for sale	20	(22)	(2)	(4)
Investment securities
Taxable	147	(492)	(20)	(365)
Tax-exempt	95	6	1	102
Interest-bearing deposits in other banks	(14)	10	(5)	(9)
Total interest-earning assets	683	(883)	(41)	(241)

Interest-bearing liabilities:
Deposits	8	(889)	(3)	(884)
Securities sold under repurchase agreements	-	-	-	-
Other borrowings	92	(17)	(2)	73
Total interest-bearing liabilities	100	(906)	(5)	(811)

Net change in net interest income				$570

Provision for Loan Losses

The provision for loan losses is the charge to operating earnings necessary to maintain the allowance for loan losses at a level which, in management’s estimate, is adequate to cover the estimated amount of probable incurred losses in the loan portfolio.  The provision for loan losses totaled $1,745 for the three months ended March 31, 2013 compared to $2,216 for the three months ended March 31, 2012.  See “Allowance for Loan Losses” for further analysis of the provision for loan losses.

Noninterest Income
Table 5 - Noninterest Income

	Three Months Ended March 31,		Variance
	2013	2012	Amount	%
	(Dollars in thousands)

Service charges and fees on deposits	$1,674	$1,611	$63	3.91%
Gain on sales of loans	1,840	2,019	(179)	(8.87%)
Gain (loss) on sale of fixed assets, net	5	(2)	7	(350.00%)
Investment securities (losses) gains, net of other-than-temporary impairment	(44)	377	(421)	(111.67%)
Retail investment income	501	522	(21)	(4.02%)
Trust services fees	305	289	16	5.54%
Earnings from cash surrender value of bank-owned life insurance	283	261	22	8.43%
Miscellaneous income	188	190	(2)	(1.05%)
Total noninterest income	$4,752	$5,267	$(515)	(9.78%)

Noninterest income decreased $515 (9.78%) during the three month period as compared to the same period in 2012.  The most significant change for the three month period was a decrease in investment securities (losses) gains which was a net loss of $44 in 2013 compared to a net of gain of $377 in 2012.  Service charges and fees on deposits increased $63 and resulted from increased commercial and consumer overdraft fees of $46 and increased interchange fees of $21. Earnings from cash surrender value of bank-owned life insurance increased $22 due to an increase in average bank-owned life insurance of $4,124 in the comparable periods. Trust service fees increased slightly and retail investment income decreased slightly in the comparable periods.

 Noninterest Expense
Table 6 - Noninterest Expense

	Three Months Ended
	March 31,		Variance
	2013	2012	Amount	%
	(Dollars in thousands)

Salaries and other personnel expense	$6,197	$6,197	$-	0.00%
Occupancy expenses	935	1,054	(119)	(11.29%)
Marketing & business development	449	390	59	15.13%
Processing expense	541	460	81	17.61%
Legal and professional fees	404	433	(29)	(6.70%)
Data processing expense	376	379	(3)	(0.79%)
FDIC insurance	407	379	28	7.39%
Loss on sale of other real estate	10	214	(204)	(95.33%)
Provision for other real estate losses	400	447	(47)	(10.51%)
Loan costs (excluding OREO)	225	200	25	12.50%
Other operating expenses	755	770	(15)	(1.95%)
Total noninterest expense	$10,699	$10,923	$(224)	(2.05%)

Noninterest expense decreased $224 (2.05%) during the three month period as compared to the same period in 2012. The most significant changes for the three month period were decreased losses on OREO and reduced occupancy expenses. Salaries and other personnel expense were unchanged. Compensation, incentive accruals, payroll taxes and health insurance increased approximately $147 and were offset by decreased retirement and other benefit plan costs.

Other real estate losses totaled $410 for the three month period as compared to $661 in the 2012 period.  The Company began to advertise at a slightly higher level in 2013, causing marketing expense to increase. Data processing and FDIC insurance increased slightly during the three month period as compared to the same period in 2012, and legal expenses declined somewhat in 2013.

Occupancy expense decreased $119 (11.29%) during the three month period and was primarily due to a $95 decrease in depreciation expense resulting from certain assets becoming fully depreciated.

Income Taxes

The Company recognized income tax expense of $1,721 for the three months ended March 31, 2013 as compared to an income tax expense of $1,445 for the same period in 2012.  The increase in pretax income resulted in an increase in income tax expense and a slightly higher effective income tax rate for the three month period.  The effective income tax rate for the three months ended March 31, 2013 was 31.31%.

At March 31, 2013, the Company maintains net deferred tax assets of $10,798.  A valuation allowance is required for deferred tax assets if, based on available evidence, it is more likely than not that all or some portion of the asset may not be realized due to the inability to generate sufficient taxable income in the period and/or of the character necessary to utilize the benefit of the deferred tax asset.  In making this assessment, all sources of taxable income available to realize the deferred tax asset are considered including taxable income in prior carry-back years, future reversals of existing temporary differences, tax planning strategies and future taxable income exclusive of reversing temporary differences and carryforwards.  Based on management’s assessment, no valuation allowance was deemed necessary at March 31, 2013.

Loans

The following table presents the composition of the Company’s loan portfolio as of March 31, 2013 and December 31, 2012.

Table 7 - Loan Portfolio Composition

	March 31, 2013		December 31, 2012
	Amount	%	Amount	%
	(Dollars in thousands)

Commercial financial and agricultural	$181,557	20.60%	$174,553	20.03%
Real estate
Commercial	343,852	39.02%	343,663	39.44%
Residential	168,626	19.13%	168,039	19.28%
Acquisition, development and construction	173,660	19.71%	171,750	19.71%
Total real estate	686,138	77.86%	683,452	78.43%
Consumer
Direct	12,965	1.47%	12,785	1.47%
Indirect	71	0.01%	105	0.01%
Revolving	467	0.05%	502	0.05%
Total consumer	13,503	1.53%	13,392	1.53%
Deferred loan origination costs (fees)	88	0.01%	50	0.01%
Total	$881,286	100.00%	$871,447	100.00%

At March 31, 2013, the loan portfolio is comprised of 77.86% real estate loans.  Commercial, financial and agricultural loans comprise 20.60%, and consumer loans comprise 1.53% of the portfolio.

Commercial real estate comprises 39.02% of the loan portfolio and consists of both non-owner occupied and owner occupied properties, where the operations of the commercial entity provide the necessary cash flow to service the debt.  For this portion of the real estate loan portfolio, repayment is generally not dependent upon the sale of the real estate held as collateral.  Acquisition, development and construction loans comprise 19.71% of the loan portfolio and the Company has recognized significant losses in this portfolio.  The Company carefully monitors the loans in this category since the repayment of these loans is generally dependent upon the sale of the real estate in the normal course of business and can be impacted by national and local economic conditions.  New construction and absorption of existing real estate inventory in the Company’s primary market area of the Augusta-Richmond County, GA-SC MSA have slowed and prices have declined but less than the national rate. The residential category, 19.13% of the portfolio, represents those loans that the Company chooses to maintain in its portfolio rather than selling into the secondary market for marketing and competitive reasons and commercial loans secured by residential real estate.

The Company has no large loan concentrations to individual borrowers.  Unsecured loans at March 31, 2013 totaled $18,466.

Interest reserves are established for certain ADC (acquisition development and construction) loans based on the feasibility of the project, the timeframe for completion, the creditworthiness of the borrower and guarantors, and collateral.  An interest reserve allows the borrower’s interest cost to be capitalized and added to the loan balance.  As a matter of practice GB&T does not generally establish loan funded interest reserves on ADC loans; however, the Company’s loan portfolio includes one loan with interest reserves at March 31, 2013.  This loan was approved for $10,000 with a reserve of $550.   As of March 31, 2013, $1,365 had been disbursed and $0.1 of the interest reserve was advanced.  During April 2013 $3.5 of the interest reserve was advanced.  This ADC loan has not been renewed or restructured and as of March 31, 2013, is not on nonaccrual.

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

Depending upon the individual facts, circumstances and the result of the Classified/Watch review process, Executive Management may categorize the loan relationship as impaired. Once that determination has occurred, Executive Management in conjunction with Credit Administration personnel, will complete an evaluation of the collateral (for collateral-dependent loans) based upon appraisals on file adjusting for current market conditions and other local factors that may affect collateral value. This subjective evaluation may produce an initial specific allowance for placement in the Company’s Allowance for Loan Losses calculation. As soon as practical, updated appraisals on the collateral backing that impaired loan relationship are ordered. When the updated appraisals are received, Executive Management with assistance from Credit Administration department personnel reviews the appraisal, and updates the specific allowance analysis for each loan relationship accordingly. The Director’s Loan Committee reviews on a quarterly basis the Classified/Watch reports including changes in credit grades of 5 or higher as well as all impaired loans, the related allowances and other real estate owned.

In general, once the specific allowance has been finalized, Executive Management will authorize a charge-off prior to the following calendar quarter-end in which that reserve calculation is finalized.

The review process also provides for the upgrade of loans that show improvement since the last review.

Nonperforming Assets

Non-performing assets include nonaccrual loans, loans past due 90 days or more, restructured loans and other real estate owned.  Table 8 shows the current and prior period amounts of non-performing assets.  Non-performing assets were $30,923 at March 31, 2013, compared to $34,602 at December 31, 2012 and $48,081 at March 31, 2012.  The most significant change from March 2012 to March 2013 was a $9,272 decrease in nonaccrual commercial real estate loans which are described below.

Loans past due 90 days or more and still accruing totaled $43 at March 31, 2013. There were no loans past due 90 days or more and still accruing at December 31, 2012 and March 31, 2012.

Troubled debt restructurings (TDRs) are troubled loans in which the original terms have been modified in favor of the borrower or either principal or interest has been forgiven due to deterioration in the borrower’s financial condition.  There were $2,949 in TDRs at March 31, 2013, of which $2,170 were on nonaccrual status.  TDRs totaled $2,711 at December 31, 2012, of which $1,796 were on nonaccrual status, and $2,891 at March 31, 2012, of which $1,250 were on nonaccrual status.

Table 8 - Non-Performing Assets

	March 31, 2013	December 31, 2012	March 31, 2012
	(Dollars in thousands)
Nonaccrual loans:
Commercial financial and agricultural	$2,011	$2,358	$2,408
Real Estate:
Commercial	11,560	11,736	20,832
Residential	6,141	6,291	4,694
Acquisition, development and construction	7,990	9,712	13,365
Consumer	61	100	290
Total Nonaccrual loans	27,763	30,197	41,589
Restructured loans (1)	779	915	1,641
Other real estate owned	2,381	3,490	4,851
Total Non-performing assets	$30,923	$34,602	$48,081

Loans past due 90 days or more and still accruing interest	$43	$-	$-

Non-performing assets to total assets	1.80%	2.08%	2.92%

Non-performing assets to period end loans and OREO	3.50%	3.95%	5.64%

Allowance for loan loss to period end nonaccrual loans	104.21%	95.53%	71.25%

(1) Restructured loans on nonaccrual status at period end are included under nonaccrual loans in the table.

The ratio of non-performing assets to total loans and other real estate was 3.50% at March 31, 2013 compared to 3.95% at December 31, 2012 and 5.64% at March 31, 2012.  The ratio of allowance for loan losses to total nonaccrual loans was 104.21% at March 31, 2013 compared to 95.53% at December 31, 2012 and 71.25% at March 31, 2012.  The resolution of non-performing assets continues to be a priority of management.

Nonaccrual loans have decreased from March 31, 2012 due to a significant decline in ADC credits that the Company has been actively addressing over the past three years.  Although the exposure has declined, a significant portion of nonaccrual loans continues to be collateral-dependent ADC loans as well as commercial real estate loans.  The following table provides further information regarding the Company’s nonaccrual loans.

Table 9 - Nonaccrual Loans
	Balance	Originated	Nonaccrual Date	Trigger	Collateral	Allowance	Method	Appraisal Date	Appraised Value
	(Dollars in thousands)

ADC Loan - CSRA	3,981	03/29/11	03/11-11/11	financial condition	lots & land	-	collateral value	08/12	7,271
ADC Loan - Other	1,489	09/30/08	05/06/10	delinquency	lots & land	3	collateral value	09/12	1,534
1-4 Family Residential	1,065	01/31/07	06/27/12	financial condition	house	-	collateral value	08/12	1,380
Commercial Real Estate	8,993	08/08-01/11	11/18/11	bankruptcy	hotels & restaurant	-	collateral value	12/12	12,670
ADC Loan - CSRA	1,776	12/28/11	12/28/12	financial condition	land	-	collateral value	03/13	2,573
	$17,304

Other, net	10,459
Nonaccrual loans at March 31, 2013	$27,763

The following table presents a roll forward of other real estate owned for the three month periods ended March 31, 2013 and 2012, respectively.

Table 10 - Other Real Estate Owned

	2013	2012
	(Dollars in thousands)

Beginning balance, January 1	$3,490	$6,209
Additions	252	602
Increase in valuation allowance	(400)	(447)
Sales	(951)	(1,299)
Loss on sale of OREO	(10)	(214)
Ending balance, March 31	$2,381	$4,851

The following table provides details of other real estate owned as of March 31, 2013, December 31, 2012 and March 31, 2012, respectively.

	March 31, 2013	December 31, 2012	March 31, 2012
	(Dollars in thousands)
Other Real Estate:
Commercial, financial and agricultural	$-	$-	$182
Real Estate
Commercial	1,452	2,838	487
Residential	390	180	213
Acquisition, development and construction	1,530	1,559	6,904
	3,372	4,577	7,786

Valuation allowance	(991)	(1,087)	(2,935)
	$2,381	$3,490	$4,851

The decrease in other real estate owned is due to the continuing process of resolving problem loans.  In the first three months of 2013, additions to other real estate owned totaled $252 and proceeds from sales of other real estate totaled $951.  In addition, there was a $400 increase to the valuation allowance as a result of a sales contract on one property.

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

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management’s analysis of risk in the loan portfolio.  Loans determined to be uncollectible are charged to the allowance for loan losses and subsequent recoveries are added to the allowance.  A provision for losses in the amount of $1,745 was charged to expense for the three months ended March 31, 2013 compared to $2,216 for the three months ended March 31, 2012.

At March 31, 2013 the ratio of allowance for loan losses to period end loans was 3.28% compared to 3.31% at December 31, 2012 and 3.50% at March 31, 2012. The lower overall level of allowance as a percentage of the portfolio is due in part to the decline in the average historical net loss rate (see Footnote 1 ALLL Methodology). In addition the level was also affected by an increase in substandard rated credits excluding impaired loans, which increased $4,030 or 15.70%, and growth in loans collectively evaluated for impairment which increased $12,179 or 1.45%.

Net charge-offs totaled $1,660, of which $1,013, or 60.99%, were related to acquisition development and construction loans, $357 or 21.49% were related to residential mortgage real estate loans. The provisions for loan losses allocated to individual portfolio segments are affected by the calculation of average historical net loss rate factors and by the internal and external qualitative factors within each category.

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

Liquidity and Capital Resources

The Company has maintained adequate liquidity to meet operating and loan funding requirements.  The loan to deposit ratio at March 31, 2013 was 60.07% compared to 61.31% at December 31, 2012 and 59.14% at March 31, 2012.  Deposits at March 31, 2013 and December 31, 2012 include $166,159 and $153,690 of brokered certificates of deposit, respectively.  GB&T has also utilized borrowings from the Federal Home Loan Bank.  GB&T maintains a line of credit with the Federal Home Loan Bank approximating 10% of its total assets.  Federal Home Loan Bank advances are collateralized by eligible first mortgage loans, commercial real estate loans and investment securities.  Federal Home Loan Bank advances totaled $64,000 at March 31, 2013.  GB&T maintains repurchase lines of credit with SunTrust Robinson Humphrey, Atlanta, Georgia, for advances up to $20,000, of which no amounts were outstanding at March 31, 2013 and a $10,000 repurchase line of credit with Center State Bank, Orlando, Florida, of which no amounts were outstanding at March 31, 2013.  GB&T has a federal funds purchased accommodation with SunTrust Bank, Atlanta, Georgia for advances up to $10,000, of which none were outstanding at March 31, 2013 and a federal funds purchased accommodation with Center State Bank, Orlando, Florida, for advances up to $10,000, of which none were outstanding at March 31, 2013.  The Company also maintains a borrowing facility at the Federal Reserve Bank, under the Borrower-In-Custody Program, of which none were outstanding at March 31, 2013.  Additionally, liquidity needs can be supplemented by the structuring of the maturities of investment securities and the pricing and maturities on loans and deposits offered to customers.  The Company also uses retail securities sold under repurchase agreements to fund operations.  Retail securities sold under repurchase agreements were $777 at March 31, 2013.

Stockholders’ equity to total assets was 8.11% at March 31, 2013 compared to 8.17% at December 31, 2012 and 7.30% at March 31, 2012.  The capital of the Company exceeded all required regulatory guidelines at March 31, 2013.  The Company’s Tier 1 risk-based, total risk-based and leverage capital ratios were 13.66%, 14.96%, and 9.08%, respectively, at March 31, 2013.

The following table reflects the current regulatory capital levels in more detail, including comparisons to the regulatory minimums.

Table 11 - Regulatory Capital Requirements
March 31, 2013

	Actual		Required		Excess
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Southeastern Bank Financial Corporation

Risk-based capital:
Tier 1 capital	$151,524	13.66%	44,356	4.00%	107,168	9.66%
Total capital	165,880	14.96%	88,711	8.00%	77,169	6.96%
Tier 1 leverage ratio	151,524	9.08%	66,724	4.00%	84,800	5.08%

Georgia Bank & Trust Company

Risk-based capital:
Tier 1 capital	$146,328	13.22%	44,272	4.00%	102,056	9.22%
Total capital	160,349	14.49%	88,543	8.00%	71,806	6.49%
Tier 1 leverage ratio	146,328	8.80%	74,857	4.50%	71,471	4.30%

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

Unfunded commitments to extend credit where contract amounts represent potential credit risk totaled $174,585 at March 31, 2013.  This includes standby letters of credit of $6,398 at March 31, 2013.  These commitments are primarily at variable interest rates.

The Company’s commitments are funded through internal funding sources of scheduled repayments of loans and sales and maturities of investment securities available-for-sale or external funding sources through acceptance of deposits from customers or borrowings from other financial institutions.

The following table is a summary of the Company’s commitments to extend credit, commitments under contractual leases as well as the Company’s contractual obligations, consisting of deposits, FHLB advances, which are subject to early termination options, borrowed funds and benefit plans by contractual maturity date.

Table 12 - Commitments and Contractual Obligations

	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(Dollars in thousands)

Lines of credit	$168,187	-	-	-
Standby letters of credit	6,398	-	-	-
Lease agreements	209	395	148	1
Deposits	1,242,643	145,598	77,685	1,217
Securities sold under repurchase agreements	777	-	-	-
Salary continuation agreements	114	376	1,256	28,564
FHLB advances	-	-	45,000	19,000
Subordinated debentures	-	1,547	-	20,000
Total commitments and contractual obligations	$1,418,328	$147,916	$124,089	$68,782

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2013, there were no substantial changes in the interest rate sensitivity analysis or the sensitivity of market value of portfolio equity for various changes in interest rates calculated as of December 31, 2012.  A detailed discussion of market risk is provided in the Company’s 2012 Annual Report on Form 10-K.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect its business, financial condition or future results. The risks described in the Annual Report on Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to management or that management currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On April 15, 2004, the Company announced the commencement of a stock repurchase program, pursuant to which it will, from time to time, repurchase up to 100,000 shares of its outstanding stock.  The program does not have a stated expiration date.  No stock repurchase programs were terminated during the first quarter of 2013 and there were no shares repurchased under the existing stock repurchase plan or otherwise during the first quarter.

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

101
Interactive Data Files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 in XBRL (eXtensible Business Reporting Language).  Pursuant to Regulation 406T of Regulation S-T, these Interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

SOUTHEASTERN BANK FINANCIAL CORPORATION
Form 10-Q Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Date: April 26, 2013	By:	/s/ Darrell R. Rains
Darrell R. Rains Group Vice President, Chief Financial Officer (Duly Authorized Officer of Registrant and Principal Financial Officer)