Form 10-Q
period 2013-06-30
Southeastern Bank Financial CORP
filed 2013-07-26
CIK 880116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2013.

or

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________ to ________________.

Commission File No.  0-24172

Southeastern Bank Financial Corporation
(Exact name of registrant as specified in its charter)

Georgia	58-2005097
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

6,679,426 shares of common stock, $3.00 par value per share, outstanding as of July 24, 2013.

SOUTHEASTERN BANK FINANCIAL CORPORATION
FORM 10-Q
INDEX
			Page
Part I

	Item 1.	Financial Statements (Unaudited)

		Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012	3

		Consolidated Statements of Comprehensive Income for the Three and Six Months ended June 30, 2013 and 2012	4

		Consolidated Statements of Cash Flows for the Six Months ended June 30, 2013 and 2012	6

		Notes to Consolidated Financial Statements	8

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	49

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	73

	Item 4.	Controls and Procedures	73

Part II Other Information

	Item 1.	Legal Proceedings	74
	Item 1A.	Risk Factors	74
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	74
	Item 3.	Defaults Upon Senior Securities	74
	Item 4.	Mine Safety Disclosures	74
	Item 5.	Other Information	74
	Item 6.	Exhibits	75

Signature			76

* No information submitted under this caption

1

PART I
FINANCIAL INFORMATION

SOUTHEASTERN BANK FINANCIAL CORPORATION

Consolidated Balance Sheets
(Dollars in thousands, except share data)

	June 30,
	2013	December 31,
Assets	(Unaudited)	2012
Cash and due from banks	$40,979	$39,566
Interest-bearing deposits in other banks	3,346	4,322
Cash and cash equivalents	44,325	43,888
Available-for-sale securities	678,570	654,739
Loans held for sale	30,905	30,051
Loans	872,523	871,447
Less allowance for loan losses	27,254	28,846
Loans, net	845,269	842,601

Premises and equipment, net	25,967	26,145
Accrued interest receivable	6,671	6,603
Bank-owned life insurance	35,396	34,825
Restricted equity securities	4,870	5,296
Other real estate owned	1,096	3,490
Prepaid FDIC assessment	-	2,024
Deferred tax asset	17,364	10,406
Other assets	3,468	2,434
	$1,693,901	$1,662,502
Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$177,005	$158,066
Interest-bearing:
NOW accounts	349,120	349,531
Savings	517,454	504,194
Money management accounts	16,531	18,033
Time deposits over $100	274,513	280,871
Other time deposits	108,270	110,577
	1,442,893	1,421,272

Securities sold under repurchase agreements	10,718	976
Advances from Federal Home Loan Bank	64,000	64,000
Accrued interest payable and other liabilities	16,912	18,924
Due to broker	6,480	-
Subordinated debentures	21,547	21,547
Total liabilities	1,562,550	1,526,719

Stockholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; 0 shares outstanding in 2013 and 2012, respectively	-	-
Common stock, $3.00 par value; 10,000,000 shares authorized; 6,680,225 and 6,680,225 shares issued in 2013 and 2012, respectively; 6,678,807 and 6,675,000 shares outstanding in 2013 and 2012, respectively	20,041	20,041
Additional paid-in capital	62,853	62,835
Retained earnings	51,939	45,028
Treasury stock, at cost; 1,418 and 5,225 shares in 2013 and 2012, respectively	(20)	(73)
Accumulated other comprehensive income (loss), net	(3,462)	7,952
Total stockholders’ equity	131,351	135,783
	$1,693,901	$1,662,502

See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Consolidated Statements of Comprehensive Income
(Dollars in thousands, except share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Interest income:
Loans, including fees	$11,744	$11,558	$23,435	$23,218
Investment securities	3,897	4,422	7,879	8,667
Interest-bearing deposits in other banks	21	22	37	47
Total interest income	15,662	16,002	31,351	31,932
Interest expense:
Deposits	1,683	2,377	3,513	5,091
Securities sold under repurchase agreements	1	8	2	9
Other borrowings	676	631	1,345	1,227
Total interest expense	2,360	3,016	4,860	6,327

Net interest income	13,302	12,986	26,491	25,605
Provision for loan losses	2,414	1,950	4,159	4,166
Net interest income after provision for loan losses	10,888	11,036	22,332	21,439

Noninterest income:
Service charges and fees on deposits	1,794	1,685	3,468	3,296
Gain on sales of loans	2,155	2,362	4,057	4,318
Gain on sale of fixed assets, net	16	8	21	6
Investment securities gains (losses), net (includes $15 and $92 for the three months ended June 30, 2013 and 2012 and ($29) and $469 for the six months ended June 30, 2013 and 2012 accumulated other comprehensive income reclassifications for unrealized gains (losses) on available-for-sale securities)	15	101	(29)	478
Other-than-temporary loss
Total impairment loss	-	(13)	-	(13)
Less loss recognized in other comprehensive income	-	(4)	-	(4)
Net impairment loss recognized in earnings	-	(9)	-	(9)
Retail investment income	487	505	988	1,027
Trust service fees	284	288	589	577

Earnings from cash surrender value of bank-owned life insurance	288	265	571	526
Miscellaneous income	187	176	375	366
Total noninterest income	5,226	5,381	10,040	10,585
Noninterest expense:
Salaries and other personnel expense	6,141	6,543	12,338	12,740
Occupancy expenses	939	1,043	1,874	2,097
Other real estate losses, net	207	688	617	1,349
Other operating expenses	3,001	3,330	6,219	6,278
Total noninterest expense	10,288	11,604	21,048	22,464

Income before income taxes	5,826	4,813	11,324	9,560
Income tax expense	1,824	1,452	3,545	2,897
Net income	$4,002	$3,361	$7,779	$6,663

Other comprehensive income (loss):
Unrealized gain (loss) on derivatives	781	(839)	1,125	(358)
Unrealized gain (loss) on securities available-for-sale	(18,928)	4,879	(19,834)	4,727
Reclassification adjustment for realized (gain) loss on securities, net of OTTI	(15)	(92)	29	(469)
Tax effect	7,065	(1,535)	7,266	(1,517)
Total other comprehensive income (loss)	(11,097)	2,413	(11,414)	2,383
Comprehensive income (loss)	$(7,095)	$5,774	$(3,635)	$9,046

Consolidated Statements of Comprehensive Income
(Dollars in thousands, except share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Basic net income per share	$0.60	$0.50	$1.16	$1.00

Diluted net income per share	0.60	0.50	1.16	1.00

Weighted average common shares outstanding	6,678,807	6,679,371	6,678,112	6,678,927

Weighted average number of common and common equivalent shares outstanding	6,678,807	6,679,371	6,678,112	6,678,927

See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Consolidated Statements of Cash Flows
(Dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net income	$7,779	$6,663
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	930	1,104
Deferred income tax expense (benefit)	309	(317)
Provision for loan losses	4,159	4,166
Net investment securities (gains) losses	29	(478)
Other-than-temporary impairment losses	-	9
Net amortization of premiums on investment securities	2,702	2,300
Earnings from CSV of bank-owned life insurance	(571)	(526)
Stock options compensation cost	3	22
Gain on disposal of premises and equipment	(21)	(6)
Loss on the sale of other real estate	69	852
Provision for other real estate valuation allowance	548	497
Gain on sales of loans	(4,057)	(4,318)
Real estate loans originated for sale	(131,360)	(138,930)
Proceeds from sales of real estate loans	134,563	145,666
Increase in accrued interest receivable	(68)	(261)
Decrease (increase) in other assets	990	(797)
(Decrease) increase in accrued interest payable and other liabilities	(887)	552
Net cash provided by operating activities	15,117	16,198

Cash flows from investing activities:
Proceeds from sales of securities	74,215	62,320
Proceeds from maturities and calls of available-for-sale securities	58,444	118,661
Purchase of available-for-sale securities	(172,547)	(240,164)
Purchase of restricted equity securities	-	(500)
Proceeds from redemption of FHLB stock	426	187
Net increase in loans	(7,134)	(12,031)
Additions to premises and equipment	(770)	(285)
Proceeds from sale of other real estate	2,084	3,710
Proceeds from sale of premises and equipment	39	8
Net cash used in investing activities	(45,243)	(68,094)

SOUTHEASTERN BANK FINANCIAL CORPORATION

Consolidated Statements of Cash Flows
(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012

Cash flows from financing activities:
Net increase in deposits	21,621	15,793
Net increase (decrease) in securities sold under repurchase agreements	9,742	(37)
Advances from Federal Home Loan Bank	-	27,000
Payments on subordinated debentures	-	(1,400)
Payment of cash dividends	(868)	-
Proceeds from stock options exercised	43	-
Proceeds from Directors’ stock purchase plan	25	19
Net cash provided by financing activities	30,563	41,375

Net increase (decrease) in cash and cash equivalents	437	(10,521)
Cash and cash equivalents at beginning of period	43,888	69,841
Cash and cash equivalents at end of period	$44,325	$59,320

Supplemental disclosures of cash paid during the period for:
Interest	$4,982	$6,273
Income taxes	4,365	3,683

Supplemental information on noncash investing activities:
Loans transferred to other real estate owned	$307	$6,623
Loans provided for sales of other real estate owned	11	941
Due to broker	6,480	-

See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

(Dollar amounts are expressed in thousands unless otherwise noted)

June 30, 2013

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

The financial statements for the three and six months ended June 30, 2013 and 2012 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations and cash flows for the interim periods have been made.  All such adjustments are of a normal recurring nature.  The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results of operations which the Company may achieve for the entire year.

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

Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives.  Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest on the loan is locked.  The Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into, in order to hedge the change in interest rates resulting from its commitments to fund the loans.  Changes in the fair values of these derivatives are included in net gains on sales of loans.  Fair values of these derivatives were $117 and $19 as of June 30, 2013 and December 31, 2012, respectively.

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

(e) Reclassifications

Some items in the prior period financial statements were reclassified to conform to the current presentation.  Reclassifications had no effect on prior period net income or shareholders’ equity.

Note 2 – Investment Securities

The following tables summarize the amortized cost and fair value of the available-for-sale investment securities portfolio at June 30, 2013 and December 31, 2012 and the corresponding amounts of unrealized gains and losses therein.

	June 30, 2013
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Available-for-sale	(Dollars in thousands)
Obligations of U.S. Government agencies	$234,266	1,067	(5,354)	229,979
Obligations of states and political subdivisions	144,956	3,039	(2,780)	145,215
Mortgage backed securities
U.S. GSE’s* MBS - residential	128,936	1,298	(2,338)	127,896
U.S. GSE’s CMO	58,425	865	(505)	58,785
Corporate bonds	116,362	1,471	(1,138)	116,695
	$682,945	7,740	(12,115)	678,570

* Government sponsored entities

	December 31, 2012
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Available-for-sale	(Dollars in thousands)
Obligations of U.S. Government agencies	$230,609	1,726	(279)	232,056
Obligations of states and political subdivisions	127,913	8,269	(193)	135,989
Mortgage backed securities
U.S. GSE’s MBS - residential	106,757	3,373	(10)	110,120
U.S. GSE’s CMO	78,101	1,590	(93)	79,598
Other CMO	1,915	28	(195)	1,748
Corporate bonds	94,013	2,162	(947)	95,228
	$639,308	17,148	(1,717)	654,739

As of June 30, 2013, in addition to the U.S. Government agencies and government sponsored entities, there were four issuers who represented 10% or more of stockholders’ equity within the investment portfolio.  The Company’s holdings of investment securities issued by SunTrust Banks totaled $15,331 or 11.67% of stockholders’ equity at June 30, 2013.  The Company also had holdings of investment securities issued by Wells Fargo totaling $13,768 or 10.48% of stockholders’ equity, GE Capital totaling $15,562 or 11.85% of stockholders’ equity and Goldman Sachs totaling $13,622 or 10.37% of stockholders’ equity at June 30, 2013.

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

Proceeds from sales of securities available-for-sale and the associated gains (losses), excluding gains (losses) on called securities, for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Dollars in thousands)		(Dollars in thousands)

Proceeds	$26,216	$29,669	$74,215	$62,320
Gross Gains	419	144	791	588
Gross Losses	(404)	(56)	(831)	(123)

The amortized cost and fair value of the investment securities portfolio excluding equity securities are shown by expected maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2013
	Amortized	Estimated
	cost	fair value
	(Dollars in thousands)
Available-for-sale:
One year or less	$2,040	2,068
After one year through five years	78,625	79,706
After five years through ten years	136,598	133,876
After ten years	465,682	462,920
	$682,945	678,570

The following tables summarize the investment securities with unrealized losses at June 30, 2013 and December 31, 2012, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position.

	June 30, 2013
	Less than 12 months		12 months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
Temporarily impaired	(Dollars in thousands)
Obligations of U.S. Government agencies	$122,775	5,354	—	—	122,775	5,354
Obligations of states and political subdivisions	48,893	2,589	3,603	191	52,496	2,780
Mortgage backed securities
U.S. GSE’s MBS - residential	76,228	2,338	—	—	76,228	2,338
U.S. GSE’s CMO	22,334	505	—	—	22,334	505
Corporate bonds	51,858	723	4,605	415	56,463	1,138
	$322,088	11,509	8,208	606	330,296	12,115

	December 31, 2012
	Less than 12 months		12 months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
Temporarily impaired	(Dollars in thousands)
Obligations of U.S. Government agencies	$68,680	279	—	—	68,680	279
Obligations of states and political subdivisions	14,202	193	—	—	14,202	193
Mortgage backed securities
U.S. GSE’s MBS - residential	2,047	10	—	—	2,047	10
U.S. GSE’s CMO	10,658	93	—	—	10,658	93
Other CMO	—	—	1,309	195	1,309	195
Corporate bonds	20,226	205	13,971	742	34,197	947
	$115,813	780	15,280	937	131,093	1,717

Other-Than-Temporary Impairment – June 30, 2013

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

As of June 30, 2013, the Company’s security portfolio consisted of 420 securities, 179 of which were in an unrealized loss position.  Of these securities with unrealized losses, 32.86% were related to the Company’s mortgage-backed and corporate securities as discussed below.

Mortgage-backed Securities

At June 30, 2013, all of the Company’s mortgage-backed securities were issued by U.S. government-sponsored entities and agencies, primarily the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Government National Mortgage Association (“Ginnie Mae”), institutions which the government has affirmed its commitment to support.  Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2013.

Corporate Securities

The Company holds fifty corporate securities totaling $116,695, of which twenty-six had an unrealized loss of $1,138 at June 30, 2013. The Company’s unrealized losses on corporate securities relate primarily to its investment in single issuer corporate and corporate trust preferred securities.  At June 30, 2013, three securities to two issuers were not rated.  None of the issuers were in default, but in January of 2011 the Company was notified that one trust preferred security totaling $250 to one issuer not rated had elected to defer interest payments.  The issuer is a bank holding company with operations in the Southeast.  The Company considered several factors including the financial condition and near term prospects of the issuer and concluded that the decline in fair value was primarily attributable to temporary illiquidity and the financial crisis affecting these markets and not necessarily the expected cash flows of the individual security.  The Company has considered the capital position of the subsidiary banks, the liquidity of the holding company, the existence and severity of publicly available regulatory agreements, and the fact that these deferrals are coming after the most severe impact of the national and regional recession.  The prospect of capital formation in the current market, improving operating results of the industry overall have caused the Company to conclude that a return to normal subsidiary dividends and thus interest payments on the debt for this issuer is reasonably assured at this time.  Because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2013.

At June 30, 2013, the fair value of one corporate security totaling $109 was measured using Level 3 inputs because the market for it has become illiquid, as indicated by few, if any, trades during the period.  The discount rate used in the valuation model was based on a yield of 10% that the market would require for corporate debt obligations with maturities and risk characteristics similar to the subordinated debenture being measured.

The following table presents a rollforward of the credit losses recognized in earnings for the six month period ended June 30, 2013.

Beginning balance, January 1, 2013	$586
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	-
Additions/Subtractions
Amounts realized for securities sold during the period	(586)
Amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	-
Reductions for increase in cash flows expected to be collected that are recognized over the remaining life of the security	-
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	-

Ending balance, June 30, 2013	$-

Other-Than-Temporary Impairment – June 30, 2012

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

The table below presents a rollforward of the credit losses recognized in earnings for the six month period ended June 30, 2012.

Beginning balance, January 1, 2012	$673
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	-
Additions/Subtractions
Amounts realized for securities sold during the period	-
Amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	-
Reductions for increase in cash flows expected to be collected that are recognized over the remaining life of the security	-
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	9

Ending balance, June 30, 2012	$682

Total other-than-temporary impairment recognized in accumulated other comprehensive income was $4 for the six month period ended June 30, 2012.

Note 3 – Loans

The following table summarizes loans at June 30, 2013 and December 31, 2012.

	June 30, 2013	December 31, 2012
	(Dollars in thousands)

Commercial, financial, and agricultural	$177,108	174,553
Real estate:
Commercial	339,472	343,663
Residential	167,828	168,039
Acquisition, development and construction	174,686	171,750
Consumer installment	13,366	13,392
	$872,460	871,397

Less allowance for loan losses	27,254	28,846
Less deferred loan origination fees (costs)	(63)	(50)
	$845,269	842,601

The following tables present the activity in the allowance for loan losses by portfolio segment as of and for the three and six month periods ended June 30, 2013 and June 30, 2012.

	Three Months Ended June 30, 2013
	Commercial,
	Financial, and	CRE - Owner	CRE - Non Owner	Residential	ADC	ADC
	Agricultural	Occupied	Occupied	Real Estate	CSRA	Other	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$5,000	7,188	3,613	5,671	4,287	2,626	546	28,931
Charge-offs	(26)	(2,859)	(70)	(424)	(55)	(735)	(101)	(4,270)
Recoveries	21	—	13	25	50	5	65	179
Provision	(216)	2,706	(338)	193	112	(91)	48	2,414
Ending balance	$4,779	7,035	3,218	5,465	4,394	1,805	558	27,254

	Three Months Ended June 30, 2012
	Commercial,
	Financial, and	CRE - Owner	CRE - Non Owner	Residential	ADC	ADC
	Agricultural	Occupied	Occupied	Real Estate	CSRA	Other	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$4,166	6,657	4,512	5,659	4,091	3,933	616	29,634
Charge-offs	(298)	(886)	(118)	(270)	(67)	(292)	(241)	(2,172)
Recoveries	16	1	—	45	—	—	78	140
Provision	901	930	(527)	387	94	(5)	170	1,950
Ending balance	$4,785	6,702	3,867	5,821	4,118	3,636	623	29,552

	Six Months Ended June 30, 2013
	Commercial,
	Financial, and	CRE - Owner	CRE - Non Owner	Residential	ADC	ADC
	Agricultural	Occupied	Occupied	Real Estate	CSRA	Other	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$4,368	6,825	4,047	5,677	4,533	2,903	493	28,846
Charge-offs	(319)	(2,859)	(75)	(791)	(1,175)	(735)	(296)	(6,250)
Recoveries	58	8	13	35	50	112	223	499
Provision	672	3,061	(767)	544	986	(475)	138	4,159
Ending balance	$4,779	7,035	3,218	5,465	4,394	1,805	558	27,254

	Six Months Ended June 30, 2012
	Commercial,
	Financial, and	CRE - Owner	CRE - Non Owner	Residential	ADC	ADC
	Agricultural	Occupied	Occupied	Real Estate	CSRA	Other	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$4,183	6,285	4,476	5,607	4,236	3,819	440	29,046
Charge-offs	(658)	(1,049)	(368)	(610)	(258)	(710)	(473)	(4,126)
Recoveries	179	2	7	67	22	1	188	466
Provision	1,081	1,464	(248)	757	118	526	468	4,166
Ending balance	$4,785	6,702	3,867	5,821	4,118	3,636	623	29,552

The following tables present the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2013 and December 31, 2012.

	June 30, 2013
	Commercial,
	Financial, and	CRE - Owner	CRE - Non Owner	Residential	ADC	ADC
	Agricultural	Occupied	Occupied	Real Estate	CSRA	Other	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$—	—	—	—	—	—	—	—
Collectively evaluated for impairment	4,779	7,035	3,218	5,465	4,394	1,805	558	27,254
	$4,779	7,035	3,218	5,465	4,394	1,805	558	27,254

Loans:
Individually evaluated for impairment	400	2,909	12,278	4,454	6,151	7,644	—	33,836
Collectively evaluated for impairment	176,708	205,593	118,692	163,374	140,665	20,226	13,366	838,624
	$177,108	208,502	130,970	167,828	146,816	27,870	13,366	872,460

	December 31, 2012
	Commercial,
	Financial, and	CRE - Owner	CRE - Non Owner	Residential	ADC	ADC
	Agricultural	Occupied	Occupied	Real Estate	CSRA	Other	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$—	—	—	—	—	—	—	—
Collectively evaluated for impairment	4,368	6,825	4,047	5,677	4,533	2,903	493	28,846
	$4,368	6,825	4,047	5,677	4,533	2,903	493	28,846

Loans:
Individually evaluated for impairment	1,067	298	12,619	5,467	8,098	1,968	9	29,526
Collectively evaluated for impairment	173,486	206,083	124,663	162,572	136,514	25,170	13,383	841,871
	$174,553	206,381	137,282	168,039	144,612	27,138	13,392	871,397

The following tables present loans individually evaluated for impairment by class of loans as of June 30, 2013 and December 31, 2012.

June 30, 2013
	Unpaid		Allowance for	Average
	Principal	Recorded	Loan Losses	Recorded
	Balance	Investment (2)	Allocated	Investment
(Dollars in thousands)
With no related allowance recorded: (1)
Commercial, financial, and agricultural:
Commerical	$204	118	—	122
Financial	—	—	—	—
Agricultural	317	282	—	293
Equity lines	—	—	—	—
Other	—	—	—	—
Commercial real estate:
Owner occupied	5,632	2,909	—	5,273
Non Owner occupied	12,710	12,278	—	12,330
Residential real estate:
Secured by first liens	6,201	4,265	—	3,856
Secured by junior liens	259	189	—	193
Acquisition, development and construction:
Residential	—	—	—	—
Other	21,820	13,795	—	14,919
Consumer	—	—	—	—
	47,143	33,836	—	36,986
With an allowance recorded:
Commercial, financial, and agricultural:
Commerical	—	—	—	—
Financial	—	—	—	—
Agricultural	—	—	—	—
Equity lines	—	—	—	—
Other	—	—	—	—
Commercial real estate:
Owner occupied	—	—	—	—
Non Owner occupied	—	—	—	—
Residential real estate:
Secured by first liens	—	—	—	—
Secured by junior liens	—	—	—	—
Acquisition, development and construction:
Residential	—	—	—	—
Other	—	—	—	—
Consumer	—	—	—	—
	—	—	—	—
	$47,143	33,836	—	36,986

(1) No specific allowance for credit losses is allocated to these loans since they are sufficiently collateralized or had charge-offs
(2) Excludes accrued interest receivable and loan origination fees, net due to immateriality

	December 31, 2012
	Unpaid		Allowance for	Average
	Principal	Recorded	Loan Losses	Recorded
	Balance	Investment (2)	Allocated	Investment
	(Dollars in thousands)
With no related allowance recorded: (1)
Commercial, financial, and agricultural:
Commerical	$449	179	—	319
Financial	—	—	—	—
Agricultural	333	307	—	332
Equity lines	581	581	—	579
Other	—	—	—	—
Commercial real estate:
Owner occupied	304	298	—	323
Non Owner occupied	13,019	12,619	—	12,934
Residential real estate:
Secured by first liens	7,408	5,242	—	5,856
Secured by junior liens	292	225	—	242
Acquisition, development and construction:
Residential	—	—	—	—
Other	15,191	10,066	—	12,977
Consumer	14	9	—	21
	37,591	29,526	—	33,583

With an allowance recorded:
Commercial, financial, and agricultural:
Commerical	—	—	—	—
Financial	—	—	—	—
Agricultural	—	—	—	—
Equity lines	—	—	—	—
Other	—	—	—	—
Commercial real estate:
Owner occupied	—	—	—	—
Non Owner occupied	—	—	—	—
Residential real estate:
Secured by first liens	—	—	—	—
Secured by junior liens	—	—	—	—
Acquisition, development and construction:
Residential	—	—	—	—
Other	—	—	—	—
Consumer	—	—	—	—
	—	—	—	—
	$37,591	29,526	—	33,583

(1) No specific allowance for credit losses is allocated to these loans since they are sufficiently collateralized or had charge-offs
(2) Excludes accrued interest receivable and loan origination fees, net due to immateriality

The following tables present interest income on impaired loans for the three and six months ended June 30, 2013 and June 30, 2012.

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
	Interest	Cash Basis	Interest	Cash Basis
	Income	Interest Income	Income	Interest Income
	Recognized	Recognized	Recognized	Recognized
	(Dollars in thousands)		(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$—	—	—	—
Financial	—	—	—	—
Agricultural	—	—	—	—
Equity lines	—	—	—	—
Other	—	—	—	—
Commercial real estate:
Owner occupied	—	—	—	—
Non Owner occupied	82	82	198	198
Residential real estate:
Secured by first liens	4	4	8	8
Secured by junior liens	1	1	3	3
Acquisition, development and construction:
Residential	—	—	—	—
Other	9	9	20	20
Consumer	—	—	—	—
	$96	96	229	229

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Interest	Cash Basis	Interest	Cash Basis
	Income	Interest Income	Income	Interest Income
	Recognized	Recognized	Recognized	Recognized
	(Dollars in thousands)		(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$—	—	—	—
Financial	—	—	—	—
Agricultural	—	—	—	—
Equity lines	—	—	—	—
Other	—	—	—	—
Commercial real estate:
Owner occupied	2	2	5	5
Non Owner occupied	25	25	43	43
Residential real estate:
Secured by first liens	—	—	—	—
Secured by junior liens	1	1	2	2
Acquisition, development and construction:
Residential	—	—	—	—
Other	—	—	—	—
Consumer	—	—	—	—
	$28	28	50	50

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following tables present the aging of the recorded investment in past due loans as of June 30, 2013 and December 31, 2012 by class of loans.

	June 30, 2013
	30 - 89 Days	90 Days or	Nonaccrual	Total	Loans Not
	Past Due	More Past Due	Loans	Past Due	Past Due	Total
	(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$320	—	180	500	109,626	110,126
Financial	—	—	—	—	2,695	2,695
Agricultural	—	—	282	282	9,446	9,728
Equity lines	—	—	536	536	35,341	35,877
Other	—	—	75	75	18,607	18,682
Commercial real estate:
Owner occupied	50	—	2,771	2,821	205,681	208,502
Non Owner occupied	542	—	8,463	9,005	121,965	130,970
Residential real estate:
Secured by first liens	1,471	—	4,469	5,940	154,578	160,518
Secured by junior liens	366	—	322	688	6,622	7,310
Acquisition, development and construction:
Residential	—	—	—	—	51,959	51,959
Other	480	—	13,589	14,069	108,658	122,727
Consumer	79	—	64	143	13,223	13,366
	$3,308	—	30,751	34,059	838,401	872,460

	December 31, 2012
	30 - 89 Days	90 Days or	Nonaccrual	Total	Loans Not
	Past Due	More Past Due	Loans	Past Due	Past Due	Total
	(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$151	—	341	492	108,673	109,165
Financial	—	—	—	—	2,854	2,854
Agricultural	—	—	639	639	7,366	8,005
Equity lines	165	—	1,291	1,456	36,319	37,775
Other	—	—	87	87	16,667	16,754
Commercial real estate:
Owner occupied	1,053	—	776	1,829	204,552	206,381
Non Owner occupied	820	—	10,960	11,780	125,502	137,282
Residential real estate:
Secured by first liens	3,848	—	5,923	9,771	150,365	160,136
Secured by junior liens	69	—	368	437	7,466	7,903
Acquisition, development and construction:
Residential	168	—	68	236	45,104	45,340
Other	811	—	9,644	10,455	115,955	126,410
Consumer	66	—	100	166	13,226	13,392
	$7,151	—	30,197	37,348	834,049	871,397

Troubled Debt Restructurings:

The Company has troubled debt restructurings (TDRs) with a balance of $5,975 and $2,711 included in impaired loans at June 30, 2013 and December 31, 2012, respectively.  No specific reserves were allocated to customers whose loan terms had been modified in TDRs as of June 30, 2013 and December 31, 2012.  The Company is not committed to lend additional amounts as of June 30, 2013 and December 31, 2012 to customers with outstanding loans that are classified as TDRs.  The following tables present TDRs as of June 30, 2013 and December 31, 2012.

	June 30, 2013
	Number of
	Loans	Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings:
Commercial, financial, and agricultural:
Commerical	1	$118
Financial	-	-
Agricultural	-	-
Equity lines	-	-
Other	-	-
Commercial real estate:
Owner occupied	2	522
Non Owner occupied	3	3,315
Residential real estate:
Secured by first liens	11	1,831
Secured by junior liens	2	189
Acquisition, development and construction:
Residential	-	-
Other	-	-
Consumer	-	-
	19	$5,975

	December 31, 2012
	Number of
	Loans	Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings:
Commercial, financial, and agricultural:
Commerical	1	$127
Financial	-	-
Agricultural	-	-
Equity lines	-	-
Other	-	-
Commercial real estate:
Owner occupied	1	178
Non Owner occupied	3	835
Residential real estate:
Secured by first liens	8	1,374
Secured by junior liens	2	197
Acquisition, development and construction:
Residential	-	-
Other	-	-
Consumer	-	-
	15	$2,711

During the periods ended June 30, 2013 and 2012, the terms of certain loans were modified as TDRs.  The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

Modifications involving a reduction of the stated interest rate of the loan were for rate reductions ranging from 2.00% to 6.00%.  Modifications involving an extension of the maturity date were for periods ranging from 2 months to 172 months.

The following table presents loans by class modified as TDRs that occurred during the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding	Number of	Outstanding	Outstanding
	Loans	Recorded Investment	Recorded Investment	Loans	Recorded Investment	Recorded Investment
	(Dollars in thousands)			(Dollars in thousands)
Troubled Debt Restructurings:
Commercial, financial, and agricultural:
Commerical	-	$-	$-	-	$-	$-
Financial	-	-	-	-	-	-
Agricultural	-	-	-	-	-	-
Equity lines	-	-	-	-	-	-
Other	-	-	-	-	-	-
Commercial real estate:
Owner occupied	1	470	353	-	-	-
Non Owner occupied	1	2,628	2,638	-	-	-
Residential real estate:
Secured by first liens	1	130	73	-	-	-
Secured by junior liens	-	-	-	-	-	-
Acquisition, development and construction:
Residential	-	-	-	-	-	-
Other	-	-	-	-	-	-
Consumer	-	-	-	1	80	36
	3	$3,228	$3,064	1	$80	$36

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding	Number of	Outstanding	Outstanding
	Loans	Recorded Investment	Recorded Investment	Loans	Recorded Investment	Recorded Investment
	(Dollars in thousands)			(Dollars in thousands)
Troubled Debt Restructurings:
Commercial, financial, and agricultural:
Commerical	-	$-	$-	-	$-	$-
Financial	-	-	-	-	-	-
Agricultural	-	-	-	-	-	-
Equity lines	-	-	-	-	-	-
Other	-	-	-	-	-	-
Commercial real estate:
Owner occupied	1	470	353	-	-	-
Non Owner occupied	1	2,628	2,638	1	208	198
Residential real estate:
Secured by first liens	3	682	492	-	-	-
Secured by junior liens	-	-	-	1	185	133
Acquisition, development and construction:
Residential	-	-	-	-	-	-
Other	-	-	-	-	-	-
Consumer	-	-	-	1	80	36
	5	$3,780	$3,483	3	$473	$367

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.  During the six months ended June 30, 2013, one residential real estate loan with a recorded investment of $492 defaulted during the second quarter of 2013 and the default occurred within the twelve month period following the loan modification.  During the six months ended June 30, 2012, one consumer loan with a recorded investment of $18 prior to default resulted in an $18 charge-off during the first quarter of 2012 and the default occurred within the twelve month period following the loan modification.  As of June 30, 2013, all other TDRs are performing according to their modified terms.

The TDRs described in the table above increased the allowance for loan losses by $44 and $151 and resulted in charge-offs of $44 and $151 for the three and six months ended June 30, 2013, respectively.

For the six months ended June 30, 2012, the TDRs described in the table above increased the allowance for loan losses by $38 and resulted in charge-offs of $38.

Charge-offs on such loans are factored into the rolling historical loss rate, which is used in the calculation of the allowance for loan losses.

The terms of certain other loans were modified during the six month period ended June 30, 2013 and 2012 that did not meet the definition of a TDR.  These loans have a total recorded investment as of June 30, 2013 and 2012 of $10,012 and $4,651 respectively.  The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification.  This evaluation is performed under the Company’s internal underwriting policy.

Certain loans which were modified during the six month period ended June 30, 2013 and 2012 and did not meet the definition of a TDR, as the modification was a delay in a payment that was considered to be insignificant, had delays in payment ranging from 30 days to 2 months in 2013 and 30 days to 3 months in 2012.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  As of June 30, 2013 and December 31, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows.

	June 30, 2013
	Pass	Watch	Substandard	Doubtful
	(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$95,580	9,547	4,999	—
Financial	647	2,048	—	—
Agricultural	8,486	—	1,242	—
Equity lines	34,638	503	736	—
Other	18,243	324	115	—
Commercial real estate:
Owner occupied	184,865	15,078	8,559	—
Non Owner occupied	113,071	4,397	13,502	—
Residential real estate:
Secured by first liens	142,328	11,043	7,147	—
Secured by junior liens	6,629	289	392	—
Acquisition, development and construction:
Residential	51,959	—	—	—
Other	91,223	16,623	14,881	—
Consumer	13,041	198	127	—
	$760,710	60,050	51,700	—

	December 31, 2012
	Pass	Watch	Substandard	Doubtful
	(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$98,380	7,885	2,900	—
Financial	—	2,854	—	—
Agricultural	6,382	—	1,623	—
Equity lines	35,021	1,259	1,495	—
Other	16,303	325	126	—
Commercial real estate:
Owner occupied	183,290	14,076	9,015	—
Non Owner occupied	115,151	8,339	13,792	—
Residential real estate:
Secured by first liens	142,061	10,029	8,046	—
Secured by junior liens	7,044	420	439	—
Acquisition, development and construction:
Residential	44,463	810	67	—
Other	90,460	18,422	17,528	—
Consumer	12,987	246	159	—
	$751,542	64,665	55,190	—

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

Assets and Liabilities Measured on a Recurring Basis

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as of June 30, 2013 and December 31, 2012.

	June 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Available-for-sale securities
Obligations of U.S. Government agencies	$229,979	143,107	86,872	-
Obligations of states and political subdivisions	145,215	-	145,215	-
Mortgage-backed securities
U.S. GSE’s MBS - residential	127,896	-	127,896	-
U.S. GSE’s CMO	58,785	-	58,785	-
Corporate bonds	116,695	-	116,586	109
Total available-for-sale securities	$678,570	143,107	535,354	109

Loans held for sale	30,905	-	30,905	-

Mortgage banking derivatives	117	-	117	-

	$709,592	143,107	566,376	109

Liabilities:
Interest rate swap derivatives	1,291	-	1,291	-

	$1,291	-	1,291	-

	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Available-for-sale securities
Obligations of U.S. Government agencies	$232,056	128,907	103,149	-

Obligations of states and political subdivisions	135,989	-	135,989	-
Mortgage-backed securities
U.S. GSE’s MBS - residential	110,120	-	110,120	-
U.S. GSE’s CMO	79,598	-	79,598	-
Other CMO	1,748	-	172	1,576
Corporate bonds	95,228	-	95,120	108
Total available-for-sale securities	$654,739	128,907	524,148	1,684

Loans held for sale	30,051	-	30,051	-

Mortgage banking derivatives	19	-	19	-

	$684,809	128,907	554,218	1,684

Liabilities:
Interest rate swap derivatives	2,416	-	2,416	-

	$2,416	-	2,416	-

Transfers between Level 1 and Level 2:

No securities were transferred between Level 1 and Level 2 during the six months ended June 30, 2013 and the six months ended June 30, 2012.

Transfers between Level 2 and Level 3:

No securities were transferred between Level 2 and Level 3 during the six months ended June 30, 2013.  In the second quarter of 2012, one corporate security was transferred out of Level 3 and into Level 2 based on observable market data for this security due to increased market activity for this security.  The Company’s policy is to recognize transfers into or out of a level as of the end of a reporting period.  As a result, this security with a market value of $927 as of June 30, 2012 was transferred on June 30, 2012.

The tables below present a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of June 30, 2013 and 2012.

	Fair Value Measurements Using Significant Unobservable
	Inputs (Level 3)

	Total	Other CMO	Corporate bonds
	(Dollars in thousands)

Beginning balance, January 1, 2013	$1,684	$1,576	$108
Total gains or losses (realized/unrealized)
Included in earnings
Gain (loss) on sales	129	129	-
Other-than-temporary impairment	-	-	-
Included in other comprehensive income	41	40	1
Purchases, sales, issuances and settlements
Purchases	-	-	-
Sales, Calls	(1,620)	(1,620)	-
Issuances	-	-	-
Settlements	-	-	-
Principal repayments	(125)	(125)	-
Transfers into Level 3	-	-	-
Transfers out of Level 3	-	-	-

Ending balance, June 30, 2013	$109	$-	$109

	Fair Value Measurements Using Significant Unobservable
	Inputs (Level 3)

	Total	Other CMO	Corporate bonds
	(Dollars in thousands)

Beginning balance, January 1, 2012	$4,349	$1,908	$2,441
Total gains or losses (realized/unrealized)
Included in earnings
Gain (loss) on sales	-	-	-
Other-than-temporary impairment	(9)	(9)	-
Included in other comprehensive income	133	40	93
Purchases, sales, issuances and settlements
Purchases	-	-	-
Sales, Calls	(1,500)	-	(1,500)
Issuances	-	-	-
Settlements	-	-	-
Principal repayments	(266)	(266)	-
Transfers into Level 3	-	-	-
Transfers out of Level 3	(927)	-	(927)

Ending balance, June 30, 2012	$1,780	$1,673	$107

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

The following table presents quantitative information about level 3 fair value measurements at June 30, 2013 and 2012.

	June 30,	Valuation	Unobservable	Range
	2013	Technique	Inputs	(Weighted Avg)
	(Dollars in thousands)
Available-for-sale securities
Corporate bonds	109	discounted cash flow	yield	10.00%

	June 30,	Valuation	Unobservable	Range
	2012	Technique	Inputs	(Weighted Avg)
	(Dollars in thousands)
Available-for-sale securities
Mortgage-backed securities
Other CMO	1,673	discounted cash flow	voluntary prepayment rate	5.00% - 10.00%	(6.56%)
			constant default rate	31.15% - 3.55%	(14.28%)
			loss severity	45.00% - 55.00%	(54.42%)
			yield	10.00%

Corporate bonds	107	discounted cash flow	yield	10.00%

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

The table below summarizes changes in unrealized gains and losses recorded in earnings for the six months ended June 30, 2013 and 2012 for Level 3 assets that are still held at June 30, 2013 and 2012.

	Other CMO
	2013	2012
	(Dollars in thousands)

Changes in unrealized gains (losses) included in earnings	$-	$(9)
Other changes in fair value	-	-
	$-	$(9)

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2013 and December 31, 2012 are summarized below.

	June 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired loans (1)
Commercial, financial, and agricultural	$118	-	-	118
Real estate:
Commercial	3,816	-	-	3,816
Residential	2,195	-	-	2,195
Acquisition, development and construction	11,494	-	-	11,494
	$17,623	-	-	17,623

Other real estate owned
Acquisition, development and construction	226	-	-	226
	$226	-	-	226

	$17,849	-	-	17,849

(1) Includes loans directly charged down to fair value.

	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired loans
Commercial, financial, and agricultural	$179	-	-	179
Real estate:
Commercial	1,702	-	-	1,702
Residential	3,769	-	-	3,769
Acquisition, development and construction	7,101	-	-	7,101
Consumer installment	9	-	-	9
	$12,760	-	-	12,760

Other real estate owned
Real estate:
Commercial	2,102	-	-	2,102
Acquisition, development and construction	393	-	-	393
	$2,495	-	-	2,495

	$15,255	-	-	15,255

The following represents impairment charges recognized during the period:

Impaired loans, which are measured for impairment using the fair value of collateral for collateral dependent loans, had a carrying amount of $20,376, resulting in an additional provision for loan losses of $3,521 and $4,827 for the three and six months ended June 30, 2013.  Impaired loans that are not carried at fair value had a carrying amount of $13,460 at June 30, 2013.

As of December 31, 2012, impaired loans had a carrying amount of $14,815, resulting in an additional provision for loan losses of $5,527 for the year ending 2012.  Impaired loans that are not carried at fair value had a carrying amount of $14,711 at December 31, 2012.

Other real estate owned, which is carried at fair value less costs to sell, was $226 which consisted of the outstanding balance of $900, less a valuation allowance of $674, resulting in a write down of $148 and $548 for the three and six months ended June 30, 2013.

As of December 31, 2012, other real estate owned was $2,495 which consisted of the outstanding balance of $3,582, less a valuation allowance of $1,087, resulting in a write down of $1,150 for the year ending 2012.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2013 and December 31, 2012.

	June 30,	Valuation	Unobservable	Range
	2013	Techniques	Inputs	(Weighted Avg)
	(Dollars in thousands)
Impaired loans
Commercial, financial, and agricultural	118	liquidation value

Real estate:
Commercial	3,816	sales comparison	adjustment for	0.00% - 70.99%	(30.62%)
			differences between
			the comparable sales

		income approach	capitalization rate	8.50% - 11.00%	(9.47%)

		income approach	discount rate	13.00%

Residential	2,195	sales comparison	adjustment for	0.35% - 49.15%	(11.59%)
			differences between
			the comparable sales

Acquisition, development and
construction	11,494	sales comparison	adjustment for	0.00% - 37.69%	(13.03%)
			differences between
			the comparable sales

		income approach	discount rate	12.00% - 17.00%	(14.55%)

		income approach	capitalization rate	7.60%

Other real estate owned
Acquisition, development and
construction	226	sales comparison	adjustment for	3.70% - 20.09%	(11.90%)
			differences between
			the comparable sales

	Dec. 31,	Valuation	Unobservable	Range
	2012	Techniques	Inputs	(Weighted Avg)
	(Dollars in thousands)
Impaired loans
Commercial, financial, and agricultural	179	liquidation value

Real estate:
Commercial	1,702	sales comparison	adjustment for	0.00% - 70.99%	(21.12%)
			differences between
			the comparable sales

		income approach	capitalization rate	8.50% - 10.00%	(9.40%)

Residential	3,769	sales comparison	adjustment for	0.04% - 49.15%	(12.28%)
			differences between
			the comparable sales

Acquisition, development and
construction	7,101	sales comparison	adjustment for	0.00% - 63.33%	(13.97%)
			differences between
			the comparable sales

		income approach	discount rate	12.00% - 17.00%	(14.89%)

Consumer installment	9	liquidation value

Other real estate owned
Real estate:
Commercial	2,102	sales comparison	adjustment for	7.99% - 22.86%	(15.43%)
			differences between
			the comparable sales

Acquisition, development and
construction	393	sales comparison	adjustment for	0.00% - 39.95%	(21.09%)
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

(h)	Commitments

The difference between the carrying values and fair values of commitments to extend credit are not significant and are not disclosed.

The carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013
	Carrying	Fair Value Measurements
	amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$44,325	44,325	44,325	-	-
Loans, net	827,646	826,513	-	-	826,513
Restricted equity securities	4,870	N/A
Financial liabilities:
Deposits with stated maturities	382,783	384,161	-	384,161	-
Deposits without stated maturities	1,060,110	1,060,110	1,060,110	-	-
Securities sold under repurchase agreements	10,718	10,718	10,718	-	-
Advances from FHLB	64,000	68,783	-	68,783	-
Subordinated debentures	21,547	16,170	-	-	16,170

	December 31, 2012
	Carrying	Fair Value Measurements
	amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$43,888	43,888	43,888	-	-
Loans, net	827,786	828,301	-	-	828,301
Restricted equity securities	5,296	N/A
Financial liabilities:
Deposits with stated maturities	391,448	392,944	-	392,944	-
Deposits without stated maturities	1,029,824	1,029,824	1,029,824	-	-
Securities sold under repurchase agreements	976	976	976	-	-
Advances from FHLB	64,000	70,802	-	70,802	-
Subordinated debentures	21,547	16,097	-	-	16,097

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

Summary information about the interest rate swaps designated as cash flow hedges as of June 30, 2013 and December 31, 2012 is as follows:

	June 30, 2013	December 31, 2012
	(Dollars in thousands)

Notional Amounts	$10,000	$10,000
Weighted average pay rates	5.35%	5.35%
Weighted average receive rates	1.67%	1.71%
Weigted average maturity	15.58 years	16.08 years
Unrealized losses	$1,291	$2,416

The swaps were forward starting and had effective dates of March 15, 2012 and June 15, 2012.  Interest expense recorded on these swap transactions totaled $184 at June 30, 2013 and is reported as a component of interest expense in other borrowings.

If the fair value falls below specified levels, the Company is required to pledge collateral against these derivative contract liabilities.  As of June 30, 2013, the Company had pledged $2,353 with the counterparty.  Under certain circumstances, including a downgrade of its credit rating below specified levels, the counterparty is required to pledge collateral against these derivative contract liabilities.  As of June 30, 2013, no collateral had been received from the counterparty.

Note 6 – Other Comprehensive Income (Loss)

Other comprehensive income (loss) for the Company consists of changes in net unrealized gains and losses on investment securities available-for-sale and interest rate swap derivatives.  The following tables present a summary of the accumulated other comprehensive income balances, net of tax, as of June 30, 2013 and 2012.

	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)

Balance, December 31, 2012	$(1,476)	$9,428	$7,952

Current Year change	687	(12,101)	(11,414)
Balance, June 30, 2013	$(789)	$(2,673)	$(3,462)

	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)

Balance, December 31, 2011	$(1,382)	$5,018	$3,636

Current Year change	(219)	2,602	2,383
Balance, June 30, 2012	$(1,601)	$7,620	$6,019

The following tables present reclassifications out of accumulated other comprehensive income.

	Three Months Ended June 30,
	2013	2012
Details about Accumulated Other Comprehensive Income Components	Amount reclassified from Accumulated Other Comprehensive Income	Amount reclassified from Accumulated Other Comprehensive Income	Affected line item in the Statement where Net Income is presented
	(Dollars in thousands)
Unrealized gains and losses on available-for-sale securities
	$15	$101	Realized gain on sale of securities
	-	(9)	Impairment expense
	15	92	Total before tax
	(4)	$(27)	Tax expense
	$11	$65	Net of tax

	Six Months Ended June 30,
	2013	2012
Details about Accumulated Other Comprehensive Income Components	Amount reclassified from Accumulated Other Comprehensive Income	Amount reclassified from Accumulated Other Comprehensive Income	Affected line item in the Statement where Net Income is presented
	(Dollars in thousands)
Unrealized gains and losses on available-for-sale securities
	$(29)	$478	Realized gain (loss) on sale of securities
	-	(9)	Impairment expense
	(29)	469	Total before tax
	9	$(142)	Tax (expense) benefit
	$(20)	$327	Net of tax

Note 7 – Dividends

On April 24, 2013, the Company declared a quarterly cash dividend of $0.13 per share on outstanding shares.  The dividend was paid on May 17, 2013 to shareholders of record as of May 3, 2013.

On July 17, 2013, the Company declared a quarterly cash dividend of $0.13 per share on outstanding shares.  The dividend is payable on August 16, 2013 to shareholders of record as of August 2, 2013.

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

The Company’s primary source of income is from its lending activities, followed by interest income from its investment activities, gain on sales of mortgage loans in the secondary market and service charges and fees on deposits.  Interest income on loans increased $217 or 0.93% for the first six months of 2013 as compared to the first six months of 2012 and was due primarily to increased volume offset by decreased loan yields.  Interest income on investment securities decreased $788 or 9.09% and was due primarily to declining yields somewhat offset by a larger investment portfolio.  Service charges and fees on deposits increased $172 or 5.22% and resulted primarily from increases in non-sufficient funds (“NSF”) income on commercial checking accounts due to increased activity, and also from increased ATM/Debit card income for the first six months of 2013.  Gain on sales of loans decreased $261 or 6.04% due to reduced mortgage originations and refinancing activity during the first six months of the year.

Table 1 - Selected Financial Data

	June 30,	December 31,	June 30,
	2013	2012	2012
	(Dollars in thousands)

Assets	$1,693,901	$1,662,502	$1,666,127
Investment securities	678,570	654,739	665,369
Loans	872,523	871,447	847,759
Deposits	1,442,893	1,421,272	1,435,015

Annualized return on average total assets	0.93%	0.87%	0.82%
Annualized return on average equity	11.28%	11.40%	11.01%

The Company continues to focus on the net interest margin, regulatory capital levels, liquidity management, asset quality and the generation of loans to offset declining investment portfolio yields.  Asset levels have increased slightly and resulted from increased investment and loan portfolio balances over the comparable periods in an effort to maintain net interest income.

Annualized return on average total assets and annualized return on average equity have improved moderately in 2013 as compared to 2012.  The increased returns were due primarily to increased net interest income, reduced provision for loan losses and non-interest expense, offset in part by lower investment securities gains and gain on sales of loans. Net income for the six months ended June 30, 2013 was $7,779 compared to $6,663 for the same period in 2012.

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

Fair Value of Financial Instruments

A significant portion of the Company’s assets are financial instruments carried at fair value. This includes securities available-for-sale, loans held for sale, certain impaired loans, mortgage banking derivatives, interest rate swap derivatives and other real estate owned. At June 30, 2013 and December 31, 2012 the percentage of total assets measured at fair value was 42.94% and 42.23%, respectively. The majority of assets carried at fair value are based on either quoted market prices or market prices for similar instruments. At June 30, 2013, 2.47% of assets measured at fair value were based on significant unobservable inputs. This consisted primarily of available-for-sale securities, impaired loans and other real estate and represents approximately 1.06% of the Company’s total assets. See Note 4 “Fair Value Measurements” in the “Notes to Consolidated Financial Statements” herein for additional disclosures regarding the fair value of financial instruments.

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

Investment Securities

The fair values for available-for-sale securities are generally based upon quoted market prices or observable market prices for similar instruments. These values take into account recent market activity as well as other market observable data such as interest rate, spread and prepayment information. When market observable data is not available, which generally occurs due to the lack of liquidity for certain securities, the valuation of the security is subjective and may involve substantial judgment. The Company conducts periodic reviews to identify and evaluate each available-for-sale security that has an unrealized loss for other-than-temporary impairment. An unrealized loss exists when the fair value of an individual security is less than its amortized cost basis. The primary factors the Company considers in determining whether an impairment is other-than-temporary are the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and whether the Company intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis.  As of June 30, 2013, the Company had approximately $109 of available-for-sale securities, which is approximately 0.01% of total assets, valued using unobservable inputs (Level 3). These securities were primarily non-agency mortgage-backed securities and single issuer subordinated debentures issued by financial institutions.

Results of Operations

Net income for the first six months of 2013 was $7,779, an increase of $1,116 or 16.75% compared with net income of $6,663 for the first six months of 2012.  The change in net income was primarily due to increased net interest income and reduced non-interest expense offset in part by lower investment securities gains and to a lesser extent gain on sales of loans.

Total other comprehensive loss for the first six months of 2013 was $11,414 compared to income of $2,383 in 2012. The change was due primarily to a decrease in the unrealized gain (loss) on securities available-for-sale which decreased $24,561 and was due to a sharp rise in interest rates in the second quarter.

Noninterest income decreased $545 or 5.15% for the six months ended June 30, 2013 and resulted primarily from decreased gain on sales of investment securities and loans of $507 and $261 respectively.  Service charges and fees on deposits, trust service fees and cash surrender value of bank-owned life insurance increased slightly over the comparable periods.  Investment securities losses year to date are $29 as compared to net securities gains of $478 in 2012.

Noninterest expense totaled $21,048 for the six months ended June 30, 2013, a decrease of $1,416, or 6.30% compared to the same period ended June 30, 2012.  Notable changes included a decrease of $732 in other real estate losses and a decrease in salaries and other personnel expenses of $402.

Table 2 - Selected Balance Sheet Data

	June 30,	December 31,	Variance
	2013	2012	Amount	%
	(Dollars in thousands)

Cash, due from banks and interest-bearing deposits	$44,325	$43,888	$437	1.00%
Investment securities	678,570	654,739	23,831	3.64%
Loans	872,523	871,447	1,076	0.12%
Other real estate owned	1,096	3,490	(2,394)	(68.60%)
Deferred tax asset	17,364	10,406	6,958	66.87%
Assets	1,693,901	1,662,502	31,399	1.89%
Deposits	1,442,893	1,421,272	21,621	1.52%
Securities sold under repurchase agreements	10,718	976	9,742	998.16%
Advances from Federal Home Loan Bank	64,000	64,000	-	0.00%
Liabilities	1,562,550	1,526,719	35,831	2.35%
Stockholders’ equity	131,351	135,783	(4,432)	(3.26%)

Table 2 highlights significant changes in the balance sheet at June 30, 2013 as compared to December 31, 2012.  Total assets increased $31,399 and reflect an increase in investment securities of $23,831, an increase in deferred tax assets of $6,958, and an increase in total loans of $1,076.  The deferred tax asset increased primarily due to the tax effect of the change in value of unrealized gains and losses on securities available-for-sale recognized through other comprehensive income.  Total liabilities increased $35,831 and reflect an increase in deposits of $21,621. Stockholders’ equity decreased $4,432 due to a $11,414 decrease in accumulated other comprehensive income.

The Company has continued to maintain a relatively high level of liquid funds in light of current economic conditions but has elected to invest a portion of these funds and funds obtained through deposit growth into the investment portfolio. Investments increased $23,831 or 3.64% from December 31, 2012 to June 30, 2013.  Loans declined in the second quarter after increasing during the first quarter and resulted in a minor year-to date increase of $1,076 or 0.12%.

The $21,621 increase in deposits was primarily in noninterest-bearing demand accounts and savings accounts and demand deposits. In addition, brokered deposits increased $1,593 and totaled $152,098 at June 30, 2013 compared to $153,690 at December 31, 2012.  Over the same period, time deposits decreased $8,665, noninterest-bearing accounts increased $18,939 and savings and money market accounts increased $11,758.

The annualized return on average assets for the Company was 0.93% for the six months ended June 30, 2013, compared to 0.82% for the same period last year.

The annualized return on average stockholders’ equity was 11.28% for the six months ended June 30, 2013, compared to 11.01% for the same period last year.

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

Table 3 - Average Balances, Income and Expenses, Yields and Rates

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
	Average Amount	Annualized Average Yield or Rate	Amount Paid or Earned	Average Amount	Annualized Average Yield or Rate	Amount Paid or Earned
	(Dollars in thousands)
Interest-earning assets:
Loans	$875,964	5.25%	$11,580	$840,620	5.38%	$11,378
Loans held for sale	25,792	2.55%	164	24,452	2.96%	180
Investment securities
Taxable	565,593	2.24%	3,164	571,893	2.66%	3,805
Tax-exempt	89,087	3.29%	733	71,255	3.46%	617
Interest-bearing deposits in other banks	17,417	0.48%	21	19,242	0.46%	22
Total interest-earning assets	$1,573,853	3.96%	$15,662	$1,527,462	4.17%	$16,002

Interest-bearing liabilities:
Deposits	$1,277,117	0.53%	$1,683	$1,277,295	0.75%	$2,377
Securities sold under repurchase agreements	1,474	0.27%	1	4,417	0.72%	8
Other borrowings	85,547	3.17%	676	76,999	3.30%	631
Total interest-bearing liabilities	$1,364,138	0.69%	$2,360	$1,358,711	0.89%	$3,016

Net interest margin/income:		3.36%	$13,302		3.38%	$12,986

Table 4 - Average Balances, Income and Expenses, Yields and Rates

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	Average Amount	Annualized Average Yield or Rate	Amount Paid or Earned	Average Amount	Annualized Average Yield or Rate	Amount Paid or Earned
	(Dollars in thousands)
Interest-earning assets:
Loans	875,011	5.27%	23,082	841,377	5.39%	22,844
Loans held for sale	26,825	2.65%	353	25,091	3.00%	374
Investment securities
Taxable	561,956	2.29%	6,437	554,283	2.69%	7,443
Tax-exempt	84,781	3.40%	1,442	70,382	3.48%	1,224
Interest-bearing deposits in other banks	15,287	0.49%	37	24,025	0.40%	47
Total interest-earning assets	$1,563,860	4.01%	$31,351	$1,515,158	4.19%	$31,932

Interest-bearing liabilities:
Deposits	$1,276,613	0.55%	$3,513	$1,274,875	0.80%	$5,091
Securities sold under repurchase agreements	1,188	0.34%	2	2,585	0.70%	9
Other borrowings	85,547	3.17%	1,345	75,572	3.26%	1,227
Total interest-bearing liabilities	$1,363,348	0.72%	$4,860	$1,353,032	0.94%	$6,327

Net interest margin/income:		3.38%	$26,491		3.35%	$25,605

Second Quarter 2013 compared to Second Quarter 2012:

Net interest income increased $316 (2.43%) during the three month period as compared to the same period in 2012 and resulted primarily from lower rates paid on deposits.

Loan interest income increased $202 (1.78%) in the three month period as compared to the same period in the prior year. The change resulted primarily from a $35,344 increase in average loans but was offset by lower yields, which decreased from 5.38% to 5.25%.  Nonaccrual loans resulted in the reversal of $88 in interest income compared to $118 in the same period in 2012.

Deposit interest expense decreased $694 (29.20%) in the three month period as compared to the same period in the prior year, primarily as a result of lower rates paid on the Company’s checking and savings account products.  Due to these reductions and the low interest rate environment, the annualized average rate of interest bearing liabilities decreased from 0.89% at June 30, 2012 to 0.69% at June 30, 2013.

The Company’s net interest margin for the quarter was relatively unchanged at 3.36% as compared to 3.38% for the 2012 quarter.  The minor decrease in the net interest margin was due to asset yields declining slightly faster than liability costs. In addition, the Company increased the tax exempt investment securities portfolio. Average tax exempt investment securities increased $17,832 (25.03%) while the average yield decreased from 3.46% to 3.29%.  Average interest bearing deposits were relatively unchanged but the average rate paid decreased from 0.75% to 0.53%. Average other borrowings increased $8,548 (11.10%) and was due primarily to an increase in advances from the Federal Home Loan Bank. The average cost declined from 3.30% to 3.17%.

Six Months Ended 2013 compared to Six Months Ended 2012:

Net interest income increased $886 (3.46%) during the six month period as compared to the same period in 2012 and resulted primarily from lower rates paid on deposits.

Loan interest income was essentially unchanged, increasing $238 (1.04%) in the six month period. The change resulted primarily from a $33,634 increase in average loans but was offset by lower yields, which decreased from 5.39% to 5.27%.  Nonaccrual loans resulted in the reversal of $107 in interest income compared to $201 in 2012.

Deposit interest expense decreased $1,578 (31.00%) in the six month period as compared to the same period in the prior year, primarily as a result of lower rates paid on the Company’s checking and savings account products.  Due to these reductions and the low interest rate environment, the annualized average rate of interest bearing liabilities decreased from 0.94% at June 30, 2012 to 0.72% at June 30, 2013.

The Company’s net interest margin for the six months ended June 30, 2013 was relatively unchanged at 3.38% as compared to 3.35% for the six months ended June 30, 2012.  The minor increase in the net interest margin was due primarily to interest bearing liability costs declining slightly faster than asset yields. In addition, the Company added to both its taxable and tax exempt investment securities portfolios. Average taxable investment securities increased $7,673 (1.38%) while the average yield decreased from 2.69% to 2.29%. Average tax exempt investment securities increased $14,399 (20.46%) while the average yield decreased from 3.48% to 3.40%.  Average interest bearing deposits were relatively unchanged and increased $1,738 (0.14%) while the average rate paid decreased from 0.80% to 0.55%. Average other borrowings increased $9,975 (13.20%) and was due primarily to an increase in advances from Federal Home Loan Bank. The average cost declined from 3.26% to 3.17%.

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

Table 5 - Rate/Volume Analysis

	Three Months Ended
	June 30, 2013 compared to June 30, 2012
	Increase (Decrease) due to
	Volume	Rate	Combined	Total
Interest-earning assets:	(Dollars in thousands)
Loans	478	(265)	(11)	202
Loans held for sale	10	(25)	(1)	(16)
Investment securities
Taxable	(42)	(606)	7	(641)
Tax-exempt	155	(31)	(8)	116
Interest-bearing deposits in other banks	(2)	1	-	(1)
Total interest-earning assets	599	(926)	(13)	(340)

Interest-bearing liabilities:
Deposits	-	(694)	-	(694)
Securities sold under repurchase agreements	(5)	(5)	3	(7)
Other borrowings	70	(23)	(2)	45
Total interest-bearing liabilities	65	(722)	1	(656)

Net change in net interest income				$316

Table 6- Rate/Volume Analysis

	Six Months Ended
	June 30, 2013 compared to June 30, 2012
	Increase (Decrease) due to
	Volume	Rate	Combined	Total
Interest-earning assets:	(Dollars in thousands)
Loans	913	(649)	(26)	238
Loans held for sale	26	(44)	(3)	(21)
Investment securities
Taxable	103	(1,094)	(15)	(1,006)
Tax-exempt	251	(27)	(6)	218
Interest-bearing deposits in other banks	(17)	11	(4)	(10)
Total interest-earning assets	1,276	(1,803)	(54)	(581)

Interest-bearing liabilities:
Deposits	7	(1,583)	(2)	(1,578)
Securities sold under repurchase agreements	(5)	(5)	3	(7)
Other borrowings	162	(39)	(5)	118
Total interest-bearing liabilities	164	(1,627)	(4)	(1,467)

Net change in net interest income				$886

Provision for Loan Losses

The provision for loan losses is the charge to operating earnings necessary to maintain the allowance for loan losses at a level which, in management’s estimate, is adequate to cover the estimated amount of probable incurred losses in the loan portfolio.  The provision for loan losses totaled $2,414 for the three months ended June 30, 2013 compared to $1,950 for the three months ended June 30, 2012 and $4,159 for the six months ended June 30, 2013 compared to $4,166 for the same period in 2012.  See “Allowance for Loan Losses” for further analysis of the provision for loan losses.

Noninterest Income

Table 7 - Noninterest Income

	Three Months Ended				Six Months Ended
	June 30,		Variance		June 30,		Variance
	2013	2012	Amount	%	2013	2012	Amount	%
	(Dollars in thousands)				(Dollars in thousands)

Service charges and fees on deposits	$1,794	$1,685	$109	6.47%	$3,468	$3,296	$172	5.22%
Gain on sales of loans	2,155	2,362	(207)	(8.76%)	4,057	4,318	(261)	(6.04%)
Gain on sale of fixed assets, net	16	8	8	100.00%	21	6	15	250.00%
Investment securities gains (losses), net of other-than-temporary impairment	15	92	(77)	(83.70%)	(29)	469	(498)	(106.18%)
Retail investment income	487	505	(18)	(3.56%)	988	1,027	(39)	(3.80%)
Trust services fees	284	288	(4)	(1.39%)	589	577	12	2.08%
Earnings from cash surrender value of bank-owned life insurance	288	265	23	8.68%	571	526	45	8.56%
Miscellaneous income	187	176	11	6.25%	375	366	9	2.46%
Total noninterest income	$5,226	$5,381	$(155)	(2.88%)	$10,040	$10,585	$(545)	(5.15%)

Second Quarter 2013 compared to Second Quarter 2012:

Noninterest income decreased $155 (2.88%) during the three month period as compared to the same period in 2012.  The most significant change for the three month period was a decrease in gain on sales of loans of $207 (8.76%) due to lower volume of mortgage originations. Investment securities (losses) gains decreased $77 and retail investment income and trust services fees declined $18 and $4 respectively.  Partially offsetting these decreases were service charges and fees on deposits which increased $109 and resulted from increased commercial and consumer overdraft fees of $74 and increased interchange fees of $56. Earnings from cash surrender value of bank-owned life insurance increased $23 due to an increase in bank-owned life insurance of $4,157 over  the comparable period in 2012. Trust service fees and retail investment income decreased slightly in the comparable periods.

Six Months Ended 2013 compared to Six Months Ended 2012:

Noninterest income decreased $545 (5.15%) during the six month period as compared to the same period in 2012.  The most significant change for the six month period was a decrease in investment securities (losses) gains which was a net loss of $29 in 2013 compared to a net of gain of $478 in 2012.  Service charges and fees on deposits increased $172 and resulted from increased commercial and consumer overdraft fees of $120 and increased interchange fees of $94. Earnings from cash surrender value of bank-owned life insurance increased $45 due to an increase in bank-owned life insurance of $4,157 in the comparable periods. Trust service fees increased slightly and retail investment income decreased slightly in the comparable periods.

Noninterest Expense

Table 8 - Noninterest Expense

	Three Months Ended				Six Months Ended
	June 30,		Variance		June 30,		Variance
	2013	2012	Amount	%	2013	2012	Amount	%
	(Dollars in thousands)				(Dollars in thousands)
Salaries and other
personnel expense	$6,141	$6,543	$(402)	(6.14%)	$12,338	$12,740	$(402)	(3.16%)
Occupancy expenses	939	1,043	(104)	(9.97%)	1,874	2,097	(223)	(10.63%)
Marketing & business development	460	388	72	18.56%	909	778	131	16.84%
Processing expense	507	460	47	10.22%	1,048	920	128	13.91%
Legal and professional fees	380	388	(8)	(2.06%)	784	821	(37)	(4.51%)
Data processing expense	360	354	6	1.69%	736	733	3	0.41%
FDIC insurance	357	400	(43)	(10.75%)	765	779	(14)	(1.80%)
Communications expense	214	177	37	20.90%	359	366	(7)	(1.91%)
Loss on sale of other real estate	59	638	(579)	(90.75%)	69	852	(783)	(91.90%)
Provision for other real estate losses	148	50	98	196.00%	548	497	51	10.26%
Loan costs (excluding OREO)	124	543	(419)	(77.16%)	410	680	(270)	(39.71%)
Other operating expenses	599	620	(21)	(3.39%)	1,208	1,201	7	0.58%
Total noninterest expense	$10,288	$11,604	$(1,316)	(11.34%)	$21,048	$22,464	$(1,416)	(6.30%)

Second Quarter 2013 compared to Second Quarter 2012:

Noninterest expense decreased $1,316 (11.34%) during the three month period as compared to the same period in 2012. The most significant changes for the three month period were decreased losses on OREO and loan costs, which decreased $481 and $419 respectively. Salaries and other personnel expense decreased $402 (6.14%) due primarily to reduced staff, retirement and other benefit plan costs.

Other real estate losses totaled $207 for the three month period as compared to $688 in the 2012 period.  The Company began to advertise at a higher level in 2013, causing marketing expense to increase. FDIC insurance decreased slightly during the three month period as compared to the same period in 2012, and legal expenses declined somewhat in 2013.

Occupancy expense decreased $104 (9.97%) during the three month period as compared to the same period in the prior year and was primarily due to a $79 decrease in depreciation expense resulting from certain assets becoming fully depreciated.

Six Months Ended 2013 compared to Six Months Ended 2012:

Noninterest expense decreased $1,416 (6.30%) during the six month period as compared to the same period in 2012. The most significant changes for the six month period were decreased losses on OREO and loans costs, which decreased $732 and $270 respectively, and salaries and other personnel expense, which declined $402 due primarily to reduced staff, retirement and other benefit plan costs.

Other real estate losses totaled $617 for the six month period as compared to $1,349 in the 2012 period.  The Company began to advertise at a slightly higher level in 2013, causing marketing expense to increase. FDIC insurance decreased slightly during the six month period as compared to the same period in 2012, and legal expenses declined somewhat in 2013.

Occupancy expense decreased $223 (10.63%) during the six month period as compared to the same period in the prior year and was primarily due to a $174 decrease in depreciation expense resulting from certain assets becoming fully depreciated.

Income Taxes

The Company recognized income tax expense of $1,824 and $3,545 for the three and six months ended June 30, 2013 as compared to an income tax expense of $1,452 and $2,897 for the same periods in 2012.  The increase in pretax income resulted in an increase in income tax expense and a slightly higher effective income tax rate for the three and six month periods.  The effective income tax rate for the three and six months ended June 30, 2013 was 31.31%.

At June 30, 2013, the Company maintains net deferred tax assets of $17,364.  A valuation allowance is required for deferred tax assets if, based on available evidence, it is more likely than not that all or some portion of the asset may not be realized due to the inability to generate sufficient taxable income in the period and/or of the character necessary to utilize the benefit of the deferred tax asset.  In making this assessment, all sources of taxable income available to realize the deferred tax asset are considered including taxable income in prior carry-back years, future reversals of existing temporary differences, tax planning strategies and future taxable income exclusive of reversing temporary differences and carryforwards.  Based on management’s assessment, no valuation allowance was deemed necessary at June 30, 2013.

Loans

The following table presents the composition of the Company’s loan portfolio as of June 30, 2013 and December 31, 2012.

Table 9 - Loan Portfolio Composition

	June 30, 2013		December 31, 2012
	Amount	%	Amount	%
	(Dollars in thousands)

Commercial financial and agricultural	$177,108	20.30%	$174,553	20.03%
Real estate
Commercial	339,472	38.91%	343,663	39.44%
Residential	167,828	19.23%	168,039	19.28%
Acquisition, development and construction	174,686	20.02%	171,750	19.71%
Total real estate	681,986	78.16%	683,452	78.43%
Consumer
Direct	12,800	1.46%	12,785	1.47%
Indirect	51	0.01%	105	0.01%
Revolving	515	0.06%	502	0.05%
Total consumer	13,366	1.53%	13,392	1.53%
Deferred loan origination costs (fees)	63	0.01%	50	0.01%
Total	$872,523	100.00%	$871,447	100.00%

At June 30, 2013, the loan portfolio is comprised of 78.16% real estate loans.  Commercial, financial and agricultural loans comprise 20.30%, and consumer loans comprise 1.53% of the portfolio.

Commercial real estate comprises 38.91% of the loan portfolio and consists of both non-owner occupied and owner occupied properties, where the operations of the commercial entity provide the necessary cash flow to service the debt.  For this portion of the real estate loan portfolio, repayment is generally not dependent upon the sale of the real estate held as collateral.  Acquisition, development and construction loans comprise 20.02% of the loan portfolio and the Company has recognized significant losses in this portfolio.  The Company carefully monitors the loans in this category since the repayment of these loans is generally dependent upon the sale of the real estate in the normal course of business and can be impacted by national and local economic conditions.  New construction and absorption of existing real estate inventory in the Company’s primary market area of the Augusta-Richmond County, GA-SC MSA have slowed and prices have declined but less than the national rate. The residential category, 19.23% of the portfolio, represents those loans that the Company chooses to maintain in its portfolio rather than selling into the secondary market for marketing and competitive reasons and commercial loans secured by residential real estate.

The Company has no large loan concentrations to individual borrowers.  Unsecured loans at June 30, 2013 totaled $18,233.

Interest reserves are established for certain ADC (acquisition development and construction) loans based on the feasibility of the project, the timeframe for completion, the creditworthiness of the borrower and guarantors, and collateral.  An interest reserve allows the borrower’s interest cost to be capitalized and added to the loan balance.  As a matter of practice GB&T does not generally establish loan funded interest reserves on ADC loans; however, the Company’s loan portfolio includes two loans with interest reserves at June 30, 2013.  One was approved for $10,000 with a reserve of $550.   As of June 30, 2013, $3,483 had been disbursed and $22 of the interest reserve was advanced.  The second loan was approved for $10,500 with a reserve of $375.  As of June 30, 2013, $0 had been disbursed and $0 of the interest reserve had been advanced.  These ADC loans have not been renewed or restructured and as of June 30, 2013, are not on nonaccrual.

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

Nonperforming Assets

Non-performing assets include nonaccrual loans, loans past due 90 days or more, restructured loans and other real estate owned.  Table 10 shows the current and prior period amounts of non-performing assets.  Non-performing assets were $35,258 at June 30, 2013, compared to $34,602 at December 31, 2012 and $43,743 at June 30, 2012.  Significant changes from June 2012 to June 2013 included a $6,677 decrease in other real estate owned, a $3,948 decrease in nonaccrual commercial real estate loans, a decrease in commercial nonaccrual loans of $1,245 and a $2,146 increase in ADC nonaccrual loans.

Loans past due 90 days or more and still accruing totaled $10 at June 30, 2012.  There were no loans past due 90 days or more and still accruing at June 30, 2013 and December 31, 2012.

Troubled debt restructurings (TDRs) are troubled loans in which the original terms have been modified in favor of the borrower or either principal or interest has been forgiven due to deterioration in the borrower’s financial condition.  There were $5,975 in TDRs at June 30, 2013, of which $2,564 were on nonaccrual status.  TDRs totaled $2,711 at December 31, 2012, of which $1,796 were on nonaccrual status, and $2,169 at June 30, 2012, of which $1,113 were on nonaccrual status.

Table 10 - Non-Performing Assets

	June 30, 2013	December 31, 2012	June 30, 2012
	(Dollars in thousands)
Nonaccrual loans:
Commercial financial and agricultural	$1,073	$2,358	$2,318
Real Estate:
Commercial	11,234	11,736	15,182
Residential	4,791	6,291	5,679
Acquisition, development and construction	13,589	9,712	11,443
Consumer	64	100	292
Total Nonaccrual loans	30,751	30,197	34,914
Restructured loans (1)	3,411	915	1,056
Other real estate owned	1,096	3,490	7,773
Total Non-performing assets	$35,258	$34,602	$43,743

Loans past due 90 days or more and still accruing interest	$-	$-	$10

Non-performing assets to total assets	2.08%	2.08%	2.63%

Non-performing assets to period end loans and OREO	4.04%	3.95%	5.11%

Allowance for loan loss to period end nonaccrual loans	88.63%	95.53%	84.64%

(1) Restructured loans on nonaccrual status at period end are included under nonaccrual loans in the table.

The ratio of non-performing assets to total loans and other real estate was 4.04% at June 30, 2013 compared to 3.95% at December 31, 2012 and 5.11% at June 30, 2012.  The ratio of allowance for loan losses to total nonaccrual loans was 88.63% at June 30, 2013 compared to 95.53% at December 31, 2012 and 84.64% at June 30, 2012.  The resolution of non-performing assets continues to be a priority of management.

Nonaccrual loans decreased $4,163 (11.92%) from June 30, 2012 due primarily to a decline in nonaccrual commercial, commercial real estate and residential real estate loans of $1,245, $3,948 and $888 respectively and offset in part by an increase of $2,146 in nonaccrual ADC loans.  The decrease in commercial real estate loans was due in part to an upgrade to accrual status on a hotel property of approximately $2,638 that became categorized as a troubled debt restructure based on a repayment plan confirmed by bankruptcy court. Other decreases were related to foreclosures, subsequent sales and write downs on several properties. The increase in ADC nonaccrual loans was due primarily to the addition of a $5,599 loan participation secured by retail centers offset in part by similar foreclosures, subsequent sales and write downs of other ADC loans. Although the exposure has declined, a significant portion of nonaccrual loans continues to be collateral-dependent ADC and commercial real estate loans.  The following table provides further information regarding the Company’s nonaccrual loans.

Table 11 - Nonaccrual Loans

			Nonaccrual					Appraisal	Appraised
	Balance	Originated	Date	Trigger	Collateral	Allowance	Method	Date	Value
	(Dollars in thousands)

ADC Loan - CSRA	3,850	06/18/08	03/11-11/11	financial condition	lots & land	-	collateral value	08/12	7,271
ADC Loan - Other	1,545	09/30/08	05/06/10	delinquency	lots & land	-	collateral value	09/12	1,534
ADC Loan - Other	5,599	03/23/07	05/06/13	financial condition	retail centers	-	collateral value	9/11 - 10/11	5,599
Commercial Real Estate	6,454	08/08-01/11	11/18/11	bankruptcy	hotels & restaurant	-	collateral value	12/12	12,670
Commercial Real Estate	2,268	08/04/11	05/06/13	financial condition	golf course	-	collateral value	06/13	2,465
ADC Loan - CSRA	1,776	12/28/11	12/28/12	financial condition	land	-	collateral value	03/13	2,573
	$21,492

Other, net	9,259
Nonaccrual loans at June 30, 2013	$30,751

The following table presents a roll forward of other real estate owned for the six month periods ended June 30, 2013 and 2012, respectively.

Table 12 - Other Real Estate Owned

	2013	2012
	(Dollars in thousands)

Beginning balance, January 1	$3,490	$6,209
Additions	307	6,623
Increase in valuation allowance	(548)	(497)
Sales	(2,084)	(3,710)
Loss on sale of OREO	(69)	(852)
Ending balance, June 30	$1,096	$7,773

The following table provides details of other real estate owned as of June 30, 2013, December 31, 2012 and June 30, 2012, respectively.

	June 30, 2013	December 31, 2012	June 30, 2012
	(Dollars in thousands)
Other Real Estate:
Real Estate
Commercial	$200	$2,838	$6,349
Residential	40	180	17
Acquisition, development and construction	1,530	1,559	2,924
	1,770	4,577	9,290

Valuation allowance	(674)	(1,087)	(1,517)
	$1,096	$3,490	$7,773

The decrease in other real estate owned is due to the continuing process of resolving problem loans.  In the first six months of 2013, additions to other real estate owned totaled $307 and proceeds from sales of other real estate totaled $2,084.  In addition, there was a $548 increase to the valuation allowance.

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

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management’s analysis of risk in the loan portfolio.  Loans determined to be uncollectible are charged to the allowance for loan losses and subsequent recoveries are added to the allowance.  A provision for losses in the amount of $2,414 was charged to expense for the three months ended June 30, 2013 compared to $1,950 for the three months ended June 30, 2012 and $4,159 was charged to expense for the six months ended June 30, 2013 compared to $4,166 for the six months ended June 30, 2012.

At June 30, 2013 the ratio of allowance for loan losses to period end loans was 3.12% compared to 3.31% at December 31, 2012 and 3.49% at June 30, 2012. The lower overall level of allowance as a percentage of the portfolio is due in part to the decline in the average historical net loss rate (see Footnote 1 ALLL Methodology).  In addition the level was also affected by a decrease in substandard rated credits excluding impaired loans, which decreased $7,799 or 30.39%, and to a lesser degree a decrease in loans collectively evaluated for impairment which decreased $3,234 or 0.38%.

Net charge-offs totaled $5,751, of which $2,913, or 50.65%, were related to commercial real estate loans, $1,748 or 30.39% were related to acquisition development and construction loans and $756 or 13.15% were related to residential mortgage real estate loans. The provisions for loan losses allocated to individual portfolio segments are affected by the calculation of average historical net loss rate factors and by the internal and external qualitative factors within each category.

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

Liquidity and Capital Resources

The Company has maintained adequate liquidity to meet operating and loan funding requirements.  The loan to deposit ratio at June 30, 2013 was 60.47% compared to 61.31% at December 31, 2012 and 59.08% at June 30, 2012.  Deposits at June 30, 2013 and December 31, 2012 include $152,098 and $153,690 of brokered certificates of deposit, respectively.  GB&T has also utilized borrowings from the Federal Home Loan Bank.  GB&T maintains a line of credit with the Federal Home Loan Bank approximating 10% of its total assets.  Federal Home Loan Bank advances are collateralized by eligible first mortgage loans, commercial real estate loans and investment securities.  Federal Home Loan Bank advances totaled $64,000 at June 30, 2013.  GB&T maintains repurchase lines of credit with SunTrust Robinson Humphrey, Atlanta, Georgia, for advances up to $20,000, of which $10,000 were outstanding at June 30, 2013 and a $10,000 repurchase line of credit with Center State Bank, Orlando, Florida, of which none were outstanding at June 30, 2013.  GB&T has a federal funds purchased accommodation with SunTrust Bank, Atlanta, Georgia for advances up to $10,000, of which none were outstanding at June 30, 2013 and a federal funds purchased accommodation with Center State Bank, Orlando, Florida, for advances up to $10,000, of which none were outstanding at June 30, 2013.  The Company also maintains a borrowing facility at the Federal Reserve Bank, under the Borrower-In-Custody Program, of which none were outstanding at June 30, 2013.  Additionally, liquidity needs can be supplemented by the structuring of the maturities of investment securities and the pricing and maturities on loans and deposits offered to customers.  The Company also uses retail securities sold under repurchase agreements to fund operations.  Retail securities sold under repurchase agreements were $718 at June 30, 2013.

Stockholders’ equity to total assets was 7.75% at June 30, 2013 compared to 8.17% at December 31, 2012 and 7.57% at June 30, 2012.  The capital of the Company exceeded all required regulatory guidelines at June 30, 2013.  The Company’s Tier 1 risk-based, total risk-based and leverage capital ratios were 13.56%, 14.83%, and 9.20%, respectively, at June 30, 2013.

The following table reflects the current regulatory capital levels in more detail, including comparisons to the regulatory minimums.
Table 13 - Regulatory Capital Requirements
June 30, 2013

	Actual		Required		Excess
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Southeastern Bank Financial Corporation

Risk-based capital:
Tier 1 capital	$154,674	13.56%	45,619	4.00%	109,055	9.56%
Total capital	169,090	14.83%	91,238	8.00%	77,852	6.83%
Tier 1 leverage ratio	154,674	9.20%	67,239	4.00%	87,435	5.20%

Georgia Bank & Trust Company

Risk-based capital:
Tier 1 capital	$149,441	13.12%	45,560	4.00%	103,881	9.12%
Total capital	163,839	14.38%	91,120	8.00%	72,719	6.38%
Tier 1 leverage ratio	149,441	8.91%	75,466	4.50%	73,975	4.41%

Georgia Bank & Trust Company is regulated by the Department of Banking and Finance of the State of Georgia (DBF).  The DBF requires that state banks in Georgia generally maintain a minimum ratio of Tier 1 capital to total assets of four and one-half percent (4.50%).

On July 2, 2013, the Federal Reserve approved final rules that substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank. On July 9, 2013, the FDIC also approved, as an interim final rule, the regulatory capital requirements for U.S. banks, following the actions of the Federal Reserve. The final rules implement the “Basel III” regulatory capital reforms, as well as certain changes required by the Dodd-Frank Act.

The final rules include new risk-based capital and leverage ratios that will be phased in from 2015 to 2019. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets, which is in addition to the Tier 1 and Tier 2 risk-based capital requirements. The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%. The required minimum ratio of total capital to risk-weighted assets will remain 8.0%. The new risk-based capital requirements (except for the capital conservation buffer) will become effective for the Company on January 1, 2015. The capital conservation buffer will be phased in over four years beginning on January 1, 2016, with a maximum buffer of 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. Failure to maintain the required capital conservation buffer will result in limitations on capital distributions and on discretionary bonuses to executive officers.

The following chart compares the risk-based capital ratios required under existing Federal Reserve rules to those prescribed under the new final rules under the phase-in period described above:

	Current Rules	Final Rules
Common Equity Tier 1
Capital Conservation Buffer	-	2.5%
Tier 2	4.0%	2.0%
Additional Tier 1	-	1.5%
Tier 1	4.0%	-
Common Equity Tier 1	-	4.5%

The final rules also implement revisions and clarifications consistent with Basel III regarding the various components of Tier 1 capital, including common equity, unrealized gains and losses and instruments that will no longer qualify as Tier 1 capital. The final rules provide that depository holding companies with less than $15 billion in total assets as of December 31, 2009, such as the Company, may permanently include trust preferred securities and certain other non-qualifying instruments issued and included in Tier 1 or Tier 2 capital before May 19, 2010 in additional Tier 1 (subject to a maximum of 25% of Tier 1 capital) or Tier 2 capital until maturity or redemption.

The final rules also set forth certain changes for the calculation of risk-weighted assets that the Company will be required to implement beginning January 1, 2015. Management is currently evaluating the provisions of the final rules and their expected impact on the Company. Based on the Company’s current capital composition and levels, management does not presently anticipate that the final rules present a material risk to the Company’s financial condition or results of operations.

Except as set forth above, management is not aware of any other events or uncertainties that are reasonably likely to have a material effect on the Company’s liquidity, capital resources or operations.

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

Unfunded commitments to extend credit where contract amounts represent potential credit risk totaled $190,520 at June 30, 2013.  This includes standby letters of credit of $6,502 at June 30, 2013.  These commitments are primarily at variable interest rates.

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

Table 14 - Commitments and Contractual Obligations

	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(Dollars in thousands)

Lines of credit	$184,018	-	-	-
Standby letters of credit	6,502	-	-	-
Lease agreements	216	379	113	-
Deposits	1,224,366	144,276	73,070	1,181
Securities sold under repurchase agreements	10,718	-	-	-
Salary continuation agreements	128	470	1,316	28,360
FHLB advances	-	-	45,000	19,000
Subordinated debentures	1,547	-	-	20,000
Total commitments and contractual obligations	$1,427,495	$145,125	$119,499	$68,541

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2013, there were no substantial changes in the interest rate sensitivity analysis or the sensitivity of market value of portfolio equity for various changes in interest rates calculated as of December 31, 2012.  A detailed discussion of market risk is provided in the Company’s 2012 Annual Report on Form 10-K.

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

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

                             Issuer Purchases of Equity Securities

On April 15, 2004, the Company announced the commencement of a stock repurchase program, pursuant to which it will, from time to time, repurchase up to 100,000 shares of its outstanding stock.  The program does not have a stated expiration date.  No stock repurchase programs were terminated during the second quarter of 2013 and there were no shares repurchased under the existing stock repurchase plan or otherwise during the second quarter.

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

Item 6.                  Exhibits

31.1     Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  31.2      Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32.1      Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  101        Interactive Data Files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 in XBRL (eXtensible Business Reporting Language).  Pursuant to Regulation 406T of Regulation S-T, these Interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

SOUTHEASTERN BANK FINANCIAL CORPORATION
Form 10-Q Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Date: July 26, 2013	By:	/s/ Darrell R. Rains
Darrell R. Rains
Group Vice President, Chief
Financial Officer (Duly Authorized Officer of Registrant and Principal Financial Officer)

