Form 10-Q
period 2013-09-30
Southeastern Bank Financial CORP
filed 2013-10-25
CIK 880116

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2013.

or

☐ Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from____________________to____________________.

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

          6,679,982 shares of common stock, $3.00 par value per share, outstanding as of October 24, 2013.

SOUTHEASTERN BANK FINANCIAL CORPORATION
FORM 10-Q
INDEX

1

PART I
FINANCIAL INFORMATION

SOUTHEASTERN BANK FINANCIAL CORPORATION

Consolidated Balance Sheets
(Dollars in thousands, except share data)

	September 30,
	2013	December 31,
Assets	(Unaudited)	2012
Cash and due from banks	$62,302	$39,566
Interest-bearing deposits in other banks	2,554	4,322
Cash and cash equivalents	64,856	43,888
Available-for-sale securities	655,525	654,739
Loans held for sale	13,817	30,051
Loans	886,769	871,447
Less allowance for loan losses	26,558	28,846
Loans, net	860,211	842,601

Premises and equipment, net	26,145	26,145
Accrued interest receivable	6,639	6,603
Bank-owned life insurance	35,455	34,825
Restricted equity securities	5,320	5,296
Other real estate owned	1,155	3,490
Prepaid FDIC assessment	-	2,024
Deferred tax asset	18,798	10,406
Other assets	3,053	2,434
	$1,690,974	$1,662,502
Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$176,503	$158,066
Interest-bearing:
NOW accounts	342,244	349,531
Savings	524,180	504,194
Money management accounts	18,756	18,033
Time deposits over $100	267,180	280,871
Other time deposits	112,799	110,577
	1,441,662	1,421,272

Securities sold under repurchase agreements	698	976
Advances from Federal Home Loan Bank	74,000	64,000
Accrued interest payable and other liabilities	17,592	18,924
Due to broker	3,636	-
Subordinated debentures	21,547	21,547
Total liabilities	1,559,135	1,526,719

Stockholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; 0 shares outstanding in 2013 and 2012, respectively	-	-
Common stock, $3.00 par value; 10,000,000 shares authorized; 6,680,225 and 6,680,225 shares issued in 2013 and 2012, respectively; 6,679,426 and 6,675,000 shares outstanding in 2013 and 2012, respectively	20,041	20,041
Additional paid-in capital	62,858	62,835
Retained earnings	55,272	45,028
Treasury stock, at cost; 799 and 5,225 shares in 2013 and 2012, respectively	(11)	(73)
Accumulated other comprehensive income (loss), net	(6,321)	7,952
Total stockholders’ equity	131,839	135,783
	$1,690,974	$1,662,502

See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Consolidated Statements of Comprehensive Income (Loss)
(Dollars in thousands, except share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Interest income:
Loans, including fees	$11,668	$11,742	$35,103	$34,960
Investment securities	3,875	4,134	11,754	12,801
Interest-bearing deposits in other banks	13	15	50	62
Total interest income	15,556	15,891	46,907	47,823
Interest expense:
Deposits	1,637	2,227	5,150	7,318
Securities sold under repurchase agreements	4	1	6	9
Other borrowings	685	683	2,030	1,911
Total interest expense	2,326	2,911	7,186	9,238

Net interest income	13,230	12,980	39,721	38,585
Provision for loan losses	1,887	2,401	6,046	6,567
Net interest income after provision for loan losses	11,343	10,579	33,675	32,018

Noninterest income:
Service charges and fees on deposits	1,849	1,733	5,317	5,029
Gain on sales of loans	1,659	2,949	5,716	7,268
Gain on sale of fixed assets, net	-	4	21	10
Investment securities gains (losses), net (includes ($163) and ($37) for the three months ended Sept. 30, 2013 and 2012 and ($192) and $432 for the nine months ended Sept. 30, 2013 and 2012 accumulated other comprehensive income reclassifications for unrealized gains (losses) on available-for-sale securities)	(163)	(37)	(192)	441
Other-than-temporary loss:
Total impairment loss	-	-	-	(13)
Less loss recognized in other comprehensive income	-	-	-	(4)
Net impairment loss recognized in earnings	-	-	-	(9)
Retail investment income	557	420	1,545	1,447
Trust service fees	301	280	890	857
Earnings from cash surrender value of bank-owned life insurance	326	305	897	831
Miscellaneous income	333	169	708	535
Total noninterest income	4,862	5,823	14,902	16,409
Noninterest expense:
Salaries and other personnel expense	5,713	6,604	18,051	19,344
Occupancy expenses	940	1,014	2,814	3,111
Other real estate losses (gains), net	11	(97)	628	1,252
Other operating expenses	3,550	3,166	9,769	9,445
Total noninterest expense	10,214	10,687	31,262	33,152

Income before income taxes	5,991	5,715	17,315	15,275
Income tax expense	1,789	1,839	5,334	4,736
Net income	$4,202	$3,876	$11,981	$10,539

Other comprehensive income (loss):
Unrealized gain (loss) on derivatives	179	30	1,304	(328)
Unrealized gain (loss) on securities available-for-sale	(5,023)	4,467	(24,857)	9,194
Reclassification adjustment for realized (gain) loss on securities, net of OTTI	163	37	192	(432)
Tax effect	1,821	(1,764)	9,088	(3,281)
Total other comprehensive income (loss)	(2,860)	2,770	(14,273)	5,153
Comprehensive income (loss)	$1,342	$6,646	$(2,292)	$15,692

SOUTHEASTERN BANK FINANCIAL CORPORATION

Consolidated Statements of Comprehensive Income (Loss)
(Dollars in thousands, except share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Basic net income per share	$0.63	$0.58	$1.79	$1.58

Diluted net income per share	0.63	0.58	1.79	1.58

Weighted average common shares outstanding	6,679,426	6,680,020	6,678,555	6,679,294

Weighted average number of common and common equivalent shares outstanding	6,679,426	6,680,020	6,678,555	6,679,294

See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Consolidated Statements of Cash Flows
(Dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net income	$11,981	$10,539
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,394	1,621
Deferred income tax expense (benefit)	695	(308)
Provision for loan losses	6,046	6,567
Net investment securities (gains) losses	192	(441)
Other-than-temporary impairment losses	-	9
Net amortization of premiums on investment securities	4,113	3,809
Earnings from CSV of bank-owned life insurance	(897)	(831)
Bank-owned life insurance death benefits in excess of CSV	(150)	-
Stock options compensation cost	4	33
Gain on disposal of premises and equipment	(21)	(10)
Loss on the sale of other real estate	80	648
Provision for other real estate valuation allowance	548	604
Gain on sales of loans	(5,716)	(7,268)
Real estate loans originated for sale	(188,813)	(223,409)
Proceeds from sales of real estate loans	210,763	231,126
Increase in accrued interest receivable	(36)	(613)
Decrease in other assets	1,405	1,012
(Decrease) increase in accrued interest payable and other liabilities	(28)	1,656
Net cash provided by operating activities	41,560	24,744

Cash flows from investing activities:
Proceeds from sales of securities	133,380	107,302
Proceeds from maturities and calls of available-for-sale securities	82,847	164,173
Purchase of available-for-sale securities	(242,346)	(338,419)
Purchase of restricted equity securities	(900)	(500)
Proceeds from redemption of FHLB stock	876	290
Net increase in loans	(24,476)	(21,793)
Proceeds from bank-owned life insurance death benefits	417	-
Additions to premises and equipment	(1,456)	(360)
Proceeds from sale of other real estate	2,527	8,255
Proceeds from sale of premises and equipment	83	12
Net cash used in investing activities	(49,048)	(81,040)

SOUTHEASTERN BANK FINANCIAL CORPORATION

Consolidated Statements of Cash Flows
(Dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012

Cash flows from financing activities:
Net increase in deposits	20,390	17,121
Net decrease in securities sold under repurchase agreements	(278)	(47)
Payments of Federal Home Loan Bank advances	(10,000)	(12,000)
Advances from Federal Home Loan Bank	20,000	37,000
Purchase of treasury stock	-	(83)
Payments on subordinated debentures	-	(1,400)
Payment of cash dividends	(1,737)	-
Proceeds from stock options exercised	43	-
Proceeds from Directors’ stock purchase plan	38	31
Net cash provided by financing activities	28,456	40,622

Net increase (decrease) in cash and cash equivalents	20,968	(15,674)
Cash and cash equivalents at beginning of period	43,888	69,841
Cash and cash equivalents at end of period	$64,856	$54,167

Supplemental disclosures of cash paid during the period for:
Interest	$7,427	$9,305
Income taxes	5,380	4,316

Supplemental information on noncash investing activities:
Loans transferred to other real estate owned	$820	$7,365
Loans provided for sales of other real estate owned	29	941
Due to broker	3,636	-

See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

(Dollar amounts are expressed in thousands unless otherwise noted)

September 30, 2013

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

The financial statements for the three and nine months ended September 30, 2013 and 2012 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations and cash flows for the interim periods have been made.  All such adjustments are of a normal recurring nature.  The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results of operations which the Company may achieve for the entire year.

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

Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives.  Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest on the loan is locked.  The Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into, in order to hedge the change in interest rates resulting from its commitments to fund the loans.  Changes in the fair values of these derivatives are included in net gains on sales of loans.  Fair values of these derivatives were $130 and $19 as of September 30, 2013 and December 31, 2012, respectively.

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

Note 2 – Investment Securities

The following tables summarize the amortized cost and fair value of the available-for-sale investment securities portfolio at September 30, 2013 and December 31, 2012 and the corresponding amounts of unrealized gains and losses therein.

	September 30, 2013
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Available-for-sale	(Dollars in thousands)
Obligations of U.S. Government agencies	$238,579	709	(8,288)	231,000
Obligations of states and political subdivisions	127,291	1,831	(3,031)	126,091
Mortgage backed securities
U.S. GSE’s* MBS - residential	125,427	1,429	(2,234)	124,622
U.S. GSE’s CMO	67,330	759	(524)	67,565
Corporate bonds	106,133	1,478	(1,364)	106,247
	$664,760	6,206	(15,441)	655,525

* Government sponsored entities

	December 31, 2012
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Available-for-sale	(Dollars in thousands)
Obligations of U.S. Government agencies	$230,609	1,726	(279)	232,056
Obligations of states and political subdivisions	127,913	8,269	(193)	135,989
Mortgage backed securities
U.S. GSE’s MBS - residential	106,757	3,373	(10)	110,120
U.S. GSE’s CMO	78,101	1,590	(93)	79,598
Other CMO	1,915	28	(195)	1,748
Corporate bonds	94,013	2,162	(947)	95,228
	$639,308	17,148	(1,717)	654,739

As of September 30, 2013, in addition to the U.S. Government agencies and government sponsored entities, there were four issuers who represented 10% or more of stockholders’ equity within the investment portfolio.  The Company’s holdings of investment securities issued by JP Morgan Chase totaled $14,700 or 11.15% of stockholders’ equity at September 30, 2013.  The Company also had holdings of investment securities issued by Wells Fargo totaling $13,547 or 10.28% of stockholders’ equity, GE Capital totaling $15,603 or 11.83% of stockholders’ equity and Goldman Sachs totaling $13,612 or 10.32% of stockholders’ equity at September 30, 2013.

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

Proceeds from sales of securities available-for-sale and the associated gains (losses), excluding gains (losses) on called securities, for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)		(Dollars in thousands)

Proceeds	$59,165	$44,982	$133,380	$107,302
Gross Gains	780	616	1,571	1,204
Gross Losses	(970)	(655)	(1,801)	(778)

The amortized cost and fair value of the investment securities portfolio excluding equity securities are shown by expected maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2013
	Amortized	Estimated
	cost	fair value
	(Dollars in thousands)
Available-for-sale:
One year or less	$2,017	2,035
After one year through five years	71,895	73,142
After five years through ten years	156,980	153,198
After ten years	433,868	427,150
	$664,760	655,525

The following tables summarize the investment securities with unrealized losses at September 30, 2013 and December 31, 2012, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position.

	September 30, 2013
	Less than 12 months		12 months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
Temporarily impaired	(Dollars in thousands)
Obligations of U.S. Government agencies	$168,202	8,092	2,204	196	170,406	8,288
Obligations of states and political subdivisions	55,611	2,773	4,499	258	60,110	3,031
Mortgage backed securities
U.S. GSE’s MBS - residential	71,362	2,168	1,756	66	73,118	2,234
U.S. GSE’s CMO	29,731	524	—	—	29,731	524
Corporate bonds	46,070	964	4,620	400	50,690	1,364
	$370,976	14,521	13,079	920	384,055	15,441

	December 31, 2012
	Less than 12 months		12 months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
Temporarily impaired	(Dollars in thousands)
Obligations of U.S. Government agencies	$68,680	279	—	—	68,680	279
Obligations of states and political subdivisions	14,202	193	—	—	14,202	193
Mortgage backed securities
U.S. GSE’s MBS - residential	2,047	10	—	—	2,047	10
U.S. GSE’s CMO	10,658	93	—	—	10,658	93
Other CMO	—	—	1,309	195	1,309	195
Corporate bonds	20,226	205	13,971	742	34,197	947
	$115,813	780	15,280	937	131,093	1,717

Other-Than-Temporary Impairment – September 30, 2013

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

As of September 30, 2013, the Company’s security portfolio consisted of 399 securities, 203 of which were in an unrealized loss position.  Of these securities with unrealized losses, 26.70% were related to the Company’s mortgage-backed and corporate securities as discussed below.

Mortgage-backed Securities

At September 30, 2013, all of the Company’s mortgage-backed securities were issued by U.S. government-sponsored entities and agencies, primarily the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Government National Mortgage Association (“Ginnie Mae”), institutions which the government has affirmed its commitment to support.  Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2013.

During the nine month period ended September 30, 2012, one of the Company’s non-agency collateralized mortgage obligations was considered to be other-than-temporarily impaired with an OTTI loss of $13, of which $9 was recognized in earnings.

Corporate Securities

The Company holds forty-five corporate securities totaling $106,247, of which twenty-three had an unrealized loss of $1,364 at September 30, 2013. The Company’s unrealized losses on corporate securities relate primarily to its investment in single issuer corporate and corporate trust preferred securities.  At September 30, 2013, two securities to two issuers were not rated.  None of the issuers were in default, but in January of 2011 the Company was notified that one trust preferred security totaling $250 to one issuer not rated had elected to defer interest payments.  The issuer is a bank holding company with operations in the Southeast.  The Company considered several factors including the financial condition and near term prospects of the issuer and concluded that the decline in fair value was primarily attributable to temporary illiquidity and the financial crisis affecting these markets and not necessarily the expected cash flows of the individual security.  The Company has considered the capital position of the subsidiary banks, the liquidity of the holding company, the existence and severity of publicly available regulatory agreements, and the fact that these deferrals are coming after the most severe impact of the national and regional recession.  The prospect of capital formation in the current market, improving operating results of the industry overall have caused the Company to conclude that a return to normal subsidiary dividends and thus interest payments on the debt for this issuer is reasonably assured at this time.  Because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2013.

At September 30, 2013, the fair value of one corporate security totaling $109 was measured using Level 3 inputs because the market for it has become illiquid, as indicated by few, if any, trades during the period.  The discount rate used in the valuation model was based on a yield of 10% that the market would require for corporate debt obligations with maturities and risk characteristics similar to the subordinated debenture being measured.

The following table presents a rollforward of the credit losses recognized in earnings for the nine month period ended September 30, 2013 and September 30, 2012.

	2013	2012

Beginning balance, January 1	$586	$673
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	-	-
Additions/Subtractions
Amounts realized for securities sold during the period	(586)	-
Amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	-	-
Reductions for increase in cash flows expected to be collected that are recognized over the remaining life of the security	-	-
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	-	9

Ending balance, September 30	$-	$682

Total other-than-temporary impairment recognized in accumulated other comprehensive income was $0 and $4 for the nine month period ended September 30, 2013 and September 30, 2012.

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

The table below presents a rollforward of the credit losses recognized in earnings for the year ended December 31, 2012:

Beginning balance, January 1, 2012	$673
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	—
Additions/Subtractions
Amounts realized for securities sold during the period	(96)
Amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	—
Reductions for increase in cash flows expected to be collected that are recognized over the remaining life of the security	—
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	9

Ending balance, December 31, 2012	$586

Total other-than-temporary impairment recognized in accumulated other comprehensive income for the year ended December 31, 2012 was $4.

Note 3 – Loans

The following table summarizes loans at September 30, 2013 and December 31, 2012.

	September 30, 2013	December 31, 2012
	(Dollars in thousands)

Commercial, financial, and agricultural	$185,030	174,553
Real estate:
Commercial	350,443	343,663
Residential	171,690	168,039
Acquisition, development
and construction	165,960	171,750
Consumer installment	13,487	13,392
	$886,610	871,397
Less allowance for loan losses	26,558	28,846
Less deferred loan origination fees (costs)	(159)	(50)
	$860,211	842,601

The following tables present the activity in the allowance for loan losses by portfolio segment as of and for the three and nine month periods ended September 30, 2013 and September 30, 2012.

	Three Months Ended September 30, 2013
	Commercial,
	Financial, and	CRE - Owner	CRE - Non Owner	Residential	ADC	ADC
	Agricultural	Occupied	Occupied	Real Estate	CSRA	Other	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$4,779	7,035	3,218	5,465	4,394	1,805	558	27,254
Charge-offs	(1)	(417)	(10)	(194)	(1,487)	(751)	(169)	(3,029)
Recoveries	14	—	—	82	206	82	62	446
Provision	(9)	535	(179)	(242)	641	1,041	100	1,887
Ending balance	$4,783	7,153	3,029	5,111	3,754	2,177	551	26,558

	Three Months Ended September 30, 2012
	Commercial,
	Financial, and	CRE - Owner	CRE - Non Owner	Residential	ADC	ADC
	Agricultural	Occupied	Occupied	Real Estate	CSRA	Other	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$4,785	6,702	3,867	5,821	4,118	3,636	623	29,552
Charge-offs	(127)	(622)	(175)	(973)	(711)	(315)	(149)	(3,072)
Recoveries	39	41	12	12	19	27	71	221
Provision	(411)	182	652	1,080	776	223	(101)	2,401
Ending balance	$4,286	6,303	4,356	5,940	4,202	3,571	444	29,102

	Nine Months Ended September 30, 2013
	Commercial,
	Financial, and	CRE - Owner	CRE - Non Owner	Residential	ADC	ADC
	Agricultural	Occupied	Occupied	Real Estate	CSRA	Other	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$4,368	6,825	4,047	5,677	4,533	2,903	493	28,846
Charge-offs	(320)	(3,276)	(85)	(985)	(2,662)	(1,486)	(465)	(9,279)
Recoveries	72	8	13	117	256	194	285	945
Provision	663	3,596	(946)	302	1,627	566	238	6,046
Ending balance	$4,783	7,153	3,029	5,111	3,754	2,177	551	26,558

	Nine Months Ended September 30, 2012
	Commercial,
	Financial, and	CRE - Owner	CRE - Non Owner	Residential	ADC	ADC
	Agricultural	Occupied	Occupied	Real Estate	CSRA	Other	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$4,183	6,285	4,476	5,607	4,236	3,819	440	29,046
Charge-offs	(785)	(1,671)	(543)	(1,583)	(969)	(1,025)	(622)	(7,198)
Recoveries	218	43	19	79	41	28	259	687
Provision	670	1,646	404	1,837	894	749	367	6,567
Ending balance	$4,286	6,303	4,356	5,940	4,202	3,571	444	29,102

The following tables present the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2013 and December 31, 2012.

	September 30, 2013
	Commercial,
	Financial, and	CRE - Owner	CRE - Non Owner	Residential	ADC	ADC
	Agricultural	Occupied	Occupied	Real Estate	CSRA	Other	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$—	—	—	—	—	319	—	319
Collectively evaluated for impairment	4,783	7,153	3,029	5,111	3,754	1,858	551	26,239
	$4,783	7,153	3,029	5,111	3,754	2,177	551	26,558

Loans:
Individually evaluated for impairment	619	801	11,630	4,114	4,672	6,530	—	28,366
Collectively evaluated for impairment	184,411	218,666	119,346	167,576	131,863	22,895	13,487	858,244
	$185,030	219,467	130,976	171,690	136,535	29,425	13,487	886,610

	December 31, 2012
	Commercial,
	Financial, and	CRE - Owner	CRE - Non Owner	Residential	ADC	ADC
	Agricultural	Occupied	Occupied	Real Estate	CSRA	Other	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$—	—	—	—	—	—	—	—
Collectively evaluated for impairment	4,368	6,825	4,047	5,677	4,533	2,903	493	28,846
	$4,368	6,825	4,047	5,677	4,533	2,903	493	28,846

Loans:
Individually evaluated for impairment	1,067	298	12,619	5,467	8,098	1,968	9	29,526
Collectively evaluated for impairment	173,486	206,083	124,663	162,572	136,514	25,170	13,383	841,871
	$174,553	206,381	137,282	168,039	144,612	27,138	13,392	871,397

The following tables present loans individually evaluated for impairment by class of loans as of September 30, 2013 and December 31, 2012.

	September 30, 2013
	Unpaid		Allowance for	Average
	Principal	Recorded	Loan Losses	Recorded
	Balance	Investment (2)	Allocated	Investment
	(Dollars in thousands)
With no related allowance recorded: (1)
Commercial, financial, and agricultural:
Commerical	$584	350	—	405
Financial	—	—	—	—
Agricultural	308	269	—	287
Equity lines	—	—	—	—
Other	—	—	—	—
Commercial real estate:
Owner occupied	865	801	—	763
Non Owner occupied	12,043	11,630	—	11,514
Residential real estate:
Secured by first liens	5,452	3,928	—	3,497
Secured by junior liens	257	186	—	191
Acquisition, development and construction:
Residential	—	—	—	—
Other	20,514	10,253	—	12,883
Consumer	—	—	—	—
	40,023	27,417	—	29,540
With an allowance recorded:
Commercial, financial, and agricultural:
Commerical	—	—	—	—
Financial	—	—	—	—
Agricultural	—	—	—	—
Equity lines	—	—	—	—
Other	—	—	—	—
Commercial real estate:
Owner occupied	—	—	—	—
Non Owner occupied	—	—	—	—
Residential real estate:
Secured by first liens	—	—	—	—
Secured by junior liens	—	—	—	—
Acquisition, development and construction:
Residential	—	—	—	—
Other	949	949	319	949
Consumer	—	—	—	—
	949	949	319	949
	$40,972	28,366	319	30,489

(1) No specific allowance for credit losses is allocated to these loans since they are sufficiently collateralized or had charge-offs
(2) Excludes accrued interest receivable and loan origination fees, net due to immateriality

	December 31, 2012
	Unpaid		Allowance for	Average
	Principal	Recorded	Loan Losses	Recorded
	Balance	Investment (2)	Allocated	Investment
	(Dollars in thousands)
With no related allowance recorded: (1)
Commercial, financial, and agricultural:
Commerical	$449	179	—	319
Financial	—	—	—	—
Agricultural	333	307	—	332
Equity lines	581	581	—	579
Other	—	—	—	—
Commercial real estate:
Owner occupied	304	298	—	323
Non Owner occupied	13,019	12,619	—	12,934
Residential real estate:
Secured by first liens	7,408	5,242	—	5,856
Secured by junior liens	292	225	—	242
Acquisition, development and construction:
Residential	—	—	—	—
Other	15,191	10,066	—	12,977
Consumer	14	9	—	21
	37,591	29,526	—	33,583

With an allowance recorded:
Commercial, financial, and agricultural:
Commerical	—	—	—	—
Financial	—	—	—	—
Agricultural	—	—	—	—
Equity lines	—	—	—	—
Other	—	—	—	—
Commercial real estate:
Owner occupied	—	—	—	—
Non Owner occupied	—	—	—	—
Residential real estate:
Secured by first liens	—	—	—	—
Secured by junior liens	—	—	—	—
Acquisition, development and construction:
Residential	—	—	—	—
Other	—	—	—	—
Consumer	—	—	—	—
	—	—	—	—
	$37,591	29,526	—	33,583

(1) No specific allowance for credit losses is allocated to these loans since they are sufficiently collateralized or had charge-offs
(2) Excludes accrued interest receivable and loan origination fees, net due to immateriality

The following tables present interest income on impaired loans for the three and nine months ended September 30, 2013 and September 30, 2012.

	Three Months Ended Sept. 30, 2013		Nine Months Ended Sept. 30, 2013
	Interest	Cash Basis	Interest	Cash Basis
	Income	Interest Income	Income	Interest Income
	Recognized	Recognized	Recognized	Recognized
	(Dollars in thousands)		(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$—	—	—	—
Financial	—	—	—	—
Agricultural	—	—	—	—
Equity lines	—	—	—	—
Other	—	—	—	—
Commercial real estate:
Owner occupied	4	4	4	4
Non Owner occupied	530	530	728	728
Residential real estate:
Secured by first liens	6	6	14	14
Secured by junior liens	—	—	3	3
Acquisition, development and construction:
Residential	—	—	—	—
Other	9	9	29	29
Consumer	—	—	—	—
	$549	549	778	778

	Three Months Ended Sept. 30, 2012		Nine Months Ended Sept. 30, 2012
	Interest	Cash Basis	Interest	Cash Basis
	Income	Interest Income	Income	Interest Income
	Recognized	Recognized	Recognized	Recognized
	(Dollars in thousands)		(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$—	—	—	—
Financial	—	—	—	—
Agricultural	—	—	—	—
Equity lines	—	—	—	—
Other	—	—	—	—
Commercial real estate:
Owner occupied	4	4	9	9
Non Owner occupied	37	37	80	80
Residential real estate:
Secured by first liens	2	2	2	2
Secured by junior liens	2	2	4	4
Acquisition, development and construction:
Residential	—	—	—	—
Other	—	—	—	—
Consumer	—	—	—	—
	$45	45	95	95

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following tables present the aging of the recorded investment in past due loans as of September 30, 2013 and December 31, 2012 by class of loans.

	September 30, 2013
	30 - 89 Days	90 Days or	Nonaccrual	Total	Loans Not
	Past Due	More Past Due	Loans	Past Due	Past Due	Total
	(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$411	—	87	498	112,772	113,270
Financial	—	—	—	—	6,193	6,193
Agricultural	—	—	270	270	10,461	10,731
Equity lines	104	—	305	409	33,414	33,823
Other	39	—	75	114	20,899	21,013
Commercial real estate:
Owner occupied	63	—	715	778	218,689	219,467
Non Owner occupied	1,543	—	4,703	6,246	124,730	130,976
Residential real estate:
Secured by first liens	1,485	—	4,583	6,068	157,173	163,241
Secured by junior liens	419	—	294	713	7,736	8,449
Acquisition, development and construction:
Residential	—	—	—	—	50,742	50,742
Other	98	—	10,996	11,094	104,124	115,218
Consumer	14	—	119	133	13,354	13,487
	$4,176	—	22,147	26,323	860,287	886,610

	December 31, 2012
	30 - 89 Days	90 Days or	Nonaccrual	Total	Loans Not
	Past Due	More Past Due	Loans	Past Due	Past Due	Total
	(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$151	—	341	492	108,673	109,165
Financial	—	—	—	—	2,854	2,854
Agricultural	—	—	639	639	7,366	8,005
Equity lines	165	—	1,291	1,456	36,319	37,775
Other	—	—	87	87	16,667	16,754
Commercial real estate:
Owner occupied	1,053	—	776	1,829	204,552	206,381
Non Owner occupied	820	—	10,960	11,780	125,502	137,282
Residential real estate:
Secured by first liens	3,848	—	5,923	9,771	150,365	160,136
Secured by junior liens	69	—	368	437	7,466	7,903
Acquisition, development and construction:
Residential	168	—	68	236	45,104	45,340
Other	811	—	9,644	10,455	115,955	126,410
Consumer	66	—	100	166	13,226	13,392
	$7,151	—	30,197	37,348	834,049	871,397

Troubled Debt Restructurings:

The Company has troubled debt restructurings (TDRs) with a balance of $9,521 and $2,711 included in impaired loans at September 30, 2013 and December 31, 2012, respectively.  No specific reserves were allocated to customers whose loan terms had been modified in TDRs as of September 30, 2013 and December 31, 2012.  The Company is not committed to lend additional amounts as of September 30, 2013 and December 31, 2012 to customers with outstanding loans that are classified as TDRs.  The following tables present TDRs as of September 30, 2013 and December 31, 2012.

	September 30, 2013
	Number of
	Loans	Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings:
Commercial, financial, and agricultural:
Commerical	1	$350
Financial	-	-
Agricultural	-	-
Equity lines	-	-
Other	-	-
Commercial real estate:
Owner occupied	3	801
Non Owner occupied	5	6,377
Residential real estate:
Secured by first liens	10	1,736
Secured by junior liens	2	186
Acquisition, development and construction:
Residential	-	-
Other	1	71
Consumer	-	-
	22	$9,521

	December 31, 2012
	Number of
	Loans	Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings:
Commercial, financial, and agricultural:
Commerical	1	$127
Financial	-	-
Agricultural	-	-
Equity lines	-	-
Other	-	-
Commercial real estate:
Owner occupied	1	178
Non Owner occupied	3	835
Residential real estate:
Secured by first liens	8	1,374
Secured by junior liens	2	197
Acquisition, development and construction:
Residential	-	-
Other	-	-
Consumer	-	-
	15	$2,711

During the periods ended September 30, 2013 and 2012, the terms of certain loans were modified as TDRs.  The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

Modifications involving a reduction of the stated interest rate of the loan were for rate reductions ranging from 2.00% to 6.00%.  Modifications involving an extension of the maturity date were for periods ranging from 2 months to 172 months.

The following table presents loans by class modified as TDRs that occurred during the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding	Number of	Outstanding	Outstanding
	Loans	Recorded Investment	Recorded Investment	Loans	Recorded Investment	Recorded Investment
	(Dollars in thousands)			(Dollars in thousands)
Troubled Debt Restructurings:
Commercial, financial, and agricultural:
Commerical	1	$590	$350	-	$-	$-
Financial	-	-	-	-	-	-
Agricultural	-	-	-	-	-	-
Equity lines	-	-	-	-	-	-
Other	-	-	-	-	-	-
Commercial real estate:
Owner occupied	1	292	290	-	-	-
Non Owner occupied	2	3,152	3,096	-	-	-
Residential real estate:
Secured by first liens	-	-	-	1	130	91
Secured by junior liens	-	-	-	-	-	-
Acquisition, development and construction:
Residential	-	-	-	-	-	-
Other	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
	4	$4,034	$3,736	1	$130	$91

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding	Number of	Outstanding	Outstanding
	Loans	Recorded Investment	Recorded Investment	Loans	Recorded Investment	Recorded Investment
	(Dollars in thousands)			(Dollars in thousands)
Troubled Debt Restructurings:
Commercial, financial, and agricultural:
Commerical	1	$590	$350	-	$-	$-
Financial	-	-	-	-	-	-
Agricultural	-	-	-	-	-	-
Equity lines	-	-	-	-	-	-
Other	-	-	-	-	-	-
Commercial real estate:
Owner occupied	2	762	637	-	-	-
Non Owner occupied	3	5,780	5,706	1	208	197
Residential real estate:
Secured by first liens	2	552	412	1	130	91
Secured by junior liens	-	-	-	1	185	130
Acquisition, development and construction:
Residential	-	-	-	-	-	-
Other	1	130	71	-	-	-
Consumer	-	-	-	1	80	33
	9	$7,814	$7,176	4	$603	$451

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.  During the nine months ended September 30, 2013, one residential real estate loan with a recorded investment of $492 defaulted during the second quarter of 2013 and the default occurred within the twelve month period following the loan modification.  During the nine months ended September 30, 2012, one consumer loan with a recorded investment of $18 prior to default resulted in an $18 charge-off during the first quarter of 2012 and the default occurred within the twelve month period following the loan modification.  As of September 30, 2013, all other TDRs are performing according to their modified terms.

The TDRs described in the table above increased the allowance for loan losses by $145 and $296 and resulted in charge-offs of $145 and $296 for the three and nine months ended September 30, 2013, respectively.

For the three and nine months ended September 30, 2012, the TDRs described in the table above increased the allowance for loan losses by $39 and $118 and resulted in charge-offs of $39 and $118 for the three and nine months ended September 30, 2012, respectively.

Charge-offs on such loans are factored into the rolling historical loss rate, which is used in the calculation of the allowance for loan losses.

The terms of certain other loans were modified during the nine month period ended September 30, 2013 and 2012 that did not meet the definition of a TDR.  These loans have a total recorded investment as of September 30, 2013 and 2012 of $12,022 and $8,894 respectively.  The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification.  This evaluation is performed under the Company’s internal underwriting policy.

Certain loans which were modified during the nine month period ended September 30, 2013 and 2012 and did not meet the definition of a TDR, as the modification was a delay in a payment that was considered to be insignificant, had delays in payment ranging from 30 days to 2 months in 2013 and 30 days to 3 months in 2012.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  As of September 30, 2013 and December 31, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows.

	September 30, 2013
	Pass	Watch	Substandard	Doubtful
	(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$97,928	10,198	5,144	—
Financial	6,193	—	—	—
Agricultural	9,762	—	969	—
Equity lines	32,822	495	506	—
Other	20,576	323	114	—
Commercial real estate:
Owner occupied	200,434	12,488	6,545	—
Non Owner occupied	112,123	5,711	13,142	—
Residential real estate:
Secured by first liens	144,712	11,897	6,632	—
Secured by junior liens	7,572	513	364	—
Acquisition, development and construction:
Residential	50,462	280	—	—
Other	86,498	16,444	12,276	—
Consumer	13,096	213	178	—
	$782,178	58,562	45,870	—

	December 31, 2012
	Pass	Watch	Substandard	Doubtful
	(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$98,380	7,885	2,900	—
Financial	—	2,854	—	—
Agricultural	6,382	—	1,623	—
Equity lines	35,021	1,259	1,495	—
Other	16,303	325	126	—
Commercial real estate:
Owner occupied	183,290	14,076	9,015	—
Non Owner occupied	115,151	8,339	13,792	—
Residential real estate:
Secured by first liens	142,061	10,029	8,046	—
Secured by junior liens	7,044	420	439	—
Acquisition, development and construction:
Residential	44,463	810	67	—
Other	90,460	18,422	17,528	—
Consumer	12,987	246	159	—
	$751,542	64,665	55,190	—

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

Assets and Liabilities Measured on a Recurring Basis

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as of September 30, 2013 and December 31, 2012.

	Sept. 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Available-for-sale securities
Obligations of U.S. Government agencies	$231,000	142,280	88,720	-
Obligations of states and political subdivisions	126,091	-	126,091	-
Mortgage-backed securities
U.S. GSE’s MBS - residential	124,622	-	124,622	-
U.S. GSE’s CMO	67,565	-	67,565	-
Corporate bonds	106,247	-	106,138	109
Total available-for-sale securities	$655,525	142,280	513,136	109

Loans held for sale	13,817	-	13,817	-

Mortgage banking derivatives	130	-	130	-

	$669,472	142,280	527,083	109

Liabilities:
Interest rate swap derivatives	1,112	-	1,112	-

	$1,112	-	1,112	-

	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Available-for-sale securities
Obligations of U.S. Government agencies	$232,056	128,907	103,149	-
Obligations of states and political subdivisions	135,989	-	135,989	-
Mortgage-backed securities
U.S. GSE’s MBS - residential	110,120	-	110,120	-
U.S. GSE’s CMO	79,598	-	79,598	-
Other CMO	1,748	-	172	1,576
Corporate bonds	95,228	-	95,120	108
Total available-for-sale securities	$654,739	128,907	524,148	1,684

Loans held for sale	30,051	-	30,051	-

Mortgage banking derivatives	19	-	19	-

	$684,809	128,907	554,218	1,684

Liabilities:
Interest rate swap derivatives	2,416	-	2,416	-

	$2,416	-	2,416	-

The Company’s policy is to recognize transfers into or out of a level as of the end of the reporting period.

Transfers between Level 1 and Level 2:

No securities were transferred between Level 1 and Level 2 during the nine months ended September 30, 2013.  In the third quarter of 2012, four U.S. agency securities were transferred out of Level 2 and into Level 1.  These four securities with a market value of $13,533 as of September 30, 2012 were transferred on September 30, 2012.

Transfers between Level 2 and Level 3:

No securities were transferred between Level 2 and Level 3 during the nine months ended September 30, 2013.  In the second quarter of 2012, one corporate security was transferred out of Level 3 and into Level 2 based on observable market data for this security due to increased market activity for this security.  This security with a market value of $927 as of June 30, 2012 was transferred on June 30, 2012.

The tables below present a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of September 30, 2013 and 2012.

	Fair Value Measurements Using Significant Unobservable
	Inputs (Level 3)

	Total	Other CMO	Corporate bonds
	(Dollars in thousands)

Beginning balance, January 1, 2013	$1,684	$1,576	$108
Total gains or losses (realized/unrealized)
Included in earnings
Gain (loss) on sales	129	129	-
Other-than-temporary impairment	-	-	-
Included in other comprehensive income	41	40	1
Purchases, sales, issuances and settlements
Purchases	-	-	-
Sales, Calls	(1,620)	(1,620)	-
Issuances	-	-	-
Settlements	-	-	-
Principal repayments	(125)	(125)	-
Transfers into Level 3	-	-	-
Transfers out of Level 3	-	-	-

Ending balance, September 30, 2013	$109	$-	$109

	Fair Value Measurements Using Significant Unobservable
	Inputs (Level 3)

	Total	Other CMO	Corporate bonds
	(Dollars in thousands)

Beginning balance, January 1, 2012	$4,349	$1,908	$2,441
Total gains or losses (realized/unrealized)
Included in earnings
Gain (loss) on sales	-	-	-
Other-than-temporary impairment	(9)	(9)	-
Included in other comprehensive income	308	215	93
Purchases, sales, issuances and settlements
Purchases	-	-	-
Sales, Calls	(1,500)	-	(1,500)
Issuances	-	-	-
Settlements	-	-	-
Principal repayments	(357)	(357)	-
Transfers into Level 3	-	-	-
Transfers out of Level 3	(927)	-	(927)

Ending balance, September 30, 2012	$1,864	$1,757	$107

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

The following table presents quantitative information about level 3 fair value measurements at September 30, 2013 and 2012.

	Sept. 30,	Valuation	Unobservable	Range
	2013	Technique	Inputs	(Weighted Avg)
	(Dollars in thousands)
Available-for-sale securities
Corporate bonds	109	discounted cash flow	yield	10.00%

Sept. 30,	Valuation	Unobservable	Range
2012	Technique	Inputs	(Weighted Avg)
(Dollars in thousands)

Available-for-sale securities
Mortgage-backed securities
Other CMO	1,757	discounted cash flow	voluntary prepayment rate	5.00% - 10.00% (5.99%)
			constant default rate	31.18% - 8.96% (16.70%)
			loss severity	55.00%
			yield	10.00%

Corporate bonds	107	discounted cash flow	yield	10.00%

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

The table below summarizes changes in unrealized gains and losses recorded in earnings for the nine months ended September 30, 2013 and 2012 for Level 3 assets that are still held at September 30, 2013 and 2012.

	Other CMO
	2013	2012
	(Dollars in thousands)

Changes in unrealized gains (losses) included in earnings	$-	$(9)
Other changes in fair value	-	-
	$-	$(9)

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2013 and December 31, 2012 are summarized below.

	Sept. 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired loans (1)
Commercial, financial, and agricultural	$349	-	-	349
Real estate:
Commercial	955	-	-	955
Residential	1,951	-	-	1,951
Acquisition, development and construction	8,515	-	-	8,515
	$11,770	-	-	11,770

(1) Includes loans directly charged down to fair value.

	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired loans
Commercial, financial, and agricultural	$179	-	-	179
Real estate:
Commercial	1,702	-	-	1,702
Residential	3,769	-	-	3,769
Acquisition, development and construction	7,101	-	-	7,101
Consumer installment	9	-	-	9
	$12,760	-	-	12,760

Other real estate owned
Real estate:
Commercial	2,102	-	-	2,102
Acquisition, development and construction	393	-	-	393
	$2,495	-	-	2,495
	$15,255	-	-	15,255

The following represents impairment charges recognized during the period:

Impaired loans, which are measured for impairment using the fair value of collateral for collateral dependent loans, had a recorded investment of $12,089, with a valuation allowance of $319, resulting in an additional provision for loan losses of $2,430 and $7,257 for the three and nine months ended September 30, 2013.

As of December 31, 2012, impaired loans had a recorded investment of $12,760, resulting in an additional provision for loan losses of $5,527 for the year ending 2012.

Other real estate owned, which is carried at fair value less costs to sell, resulted in a write down of $548 for the nine months ended September 30, 2013.

As of December 31, 2012, other real estate owned was $2,495 which consisted of the outstanding balance of $3,582, less a valuation allowance of $1,087, resulting in a write down of $1,150 for the year ending 2012.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2013 and December 31, 2012.

	Sept. 30,	Valuation	Unobservable	Range
	2013	Techniques	Inputs	(Weighted Avg)
	(Dollars in thousands)
Impaired loans
Commercial, financial, and agricultural	349	sales comparison	adjustment for	10.00% - 45.01% (27.51%)
			differences between
			the comparable sales

		income approach	capitalization rate	8.50%

Real estate:
Commercial	955	sales comparison	adjustment for	0.00% - 70.99% (16.68%)
			differences between
			the comparable sales

		income approach	capitalization rate	9.00%

Residential	1,951	sales comparison	adjustment for	0.00% - 35.13% (8.11%)
			differences between
			the comparable sales

Acquisition, development and
construction	8,515	sales comparison	adjustment for	0.00% - 50.41% (18.13%)
			differences between
			the comparable sales

		income approach	discount rate	10.00% - 17.00% (14.51%)

		income approach	capitalization rate	7.60%

	Dec. 31,	Valuation	Unobservable	Range
	2012	Techniques	Inputs	(Weighted Avg)
	(Dollars in thousands)
Impaired loans
Commercial, financial, and agricultural	179	liquidation value

Real estate:
Commercial	1,702	sales comparison	adjustment for	0.00% - 70.99% (21.12%)
			differences between
			the comparable sales

		income approach	capitalization rate	8.50% - 10.00% (9.40%)

Residential	3,769	sales comparison	adjustment for	0.04% - 49.15% (12.28%)
			differences between
			the comparable sales

Acquisition, development and
construction	7,101	sales comparison	adjustment for	0.00% - 63.33% (13.97%)
			differences between
			the comparable sales

		income approach	discount rate	12.00% - 17.00% (14.89%)

Consumer installment	9	liquidation value

Other real estate owned
Real estate:
Commercial	2,102	sales comparison	adjustment for	7.99% - 22.86% (15.43%)
			differences between
			the comparable sales

Acquisition, development and
construction	393	sales comparison	adjustment for	0.00% - 39.95% (21.09%)
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

(h)	Commitments

The difference between the carrying values and fair values of commitments to extend credit are not significant and are not disclosed.

The carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013
	Carrying	Fair Value Measurements
	amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$64,856	64,856	64,856	-	-
Loans, net	848,441	848,430	-	-	848,430
Restricted equity securities	5,320	N/A
Financial liabilities:
Deposits with stated maturities	379,979	381,274	-	381,274	-
Deposits without stated maturities	1,061,683	1,061,683	1,061,683	-	-
Securities sold under repurchase agreements	698	698	698	-	-
Advances from FHLB	74,000	78,790	-	78,790	-
Subordinated debentures	21,547	16,214	-	-	16,214

	December 31, 2012
	Carrying	Fair Value Measurements
	amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$43,888	43,888	43,888	-	-
Loans, net	827,786	828,301	-	-	828,301
Restricted equity securities	5,296	N/A
Financial liabilities:
Deposits with stated maturities	391,448	392,944	-	392,944	-
Deposits without stated maturities	1,029,824	1,029,824	1,029,824	-	-
Securities sold under repurchase agreements	976	976	976	-	-
Advances from FHLB	64,000	70,802	-	70,802	-
Subordinated debentures	21,547	16,097	-	-	16,097

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

Summary information about the interest rate swaps designated as cash flow hedges as of September 30, 2013 and December 31, 2012 is as follows:

	September 30, 2013	December 31, 2012
	(Dollars in thousands)

Notional Amounts	$10,000	$10,000
Weighted average pay rates	5.35%	5.35%
Weighted average receive rates	1.65%	1.71%
Weigted average maturity	15.33 years	16.08 years
Unrealized losses	$1,112	$2,416

The swaps were forward starting and had effective dates of March 15, 2012 and June 15, 2012.  Interest expense recorded on these swap transactions totaled $278 at September 30, 2013 and is reported as a component of interest expense in other borrowings.

If the fair value falls below specified levels, the Company is required to pledge collateral against these derivative contract liabilities.  As of September 30, 2013, the Company had pledged $1,253 with the counterparty.  Under certain circumstances, including a downgrade of its credit rating below specified levels, the counterparty is required to pledge collateral against these derivative contract liabilities.  As of September 30, 2013, no collateral had been received from the counterparty.

Note 6 – Other Comprehensive Income (Loss)

Other comprehensive income (loss) for the Company consists of changes in net unrealized gains and losses on investment securities available-for-sale and interest rate swap derivatives.  The following tables present a summary of the accumulated other comprehensive income balances, net of tax, as of September 30, 2013 and 2012.

	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)
Balance, December 31, 2012	$(1,476)	$9,428	$7,952
Current Year change	797	(15,070)	(14,273)
Balance, September 30, 2013	$(679)	$(5,642)	$(6,321)

	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)
Balance, December 31, 2011	$(1,382)	$5,018	$3,636
Current Year change	(200)	5,353	5,153
Balance, September 30, 2012	$(1,582)	$10,371	$8,789

The following tables present reclassifications out of accumulated other comprehensive income.

	Three Months Ended September 30,
	2013	2012
Details about Accumulated Other Comprehensive Income Components	Amount reclassified from Accumulated Other Comprehensive Income	Amount reclassified from Accumulated Other Comprehensive Income	Affected line item in the Statement where Net Income is presented
(Dollars in thousands)
Unrealized gains and losses on available-for-sale securities
	$(163)	$(37)	Realized loss on sale of securities
	-	-	Impairment expense
	(163)	(37)	Total before tax
	$49	$12	Tax benefit
	$(114)	$(25)	Net of tax

	Nine Months Ended September 30,
	2013	2012
Details about Accumulated Other Comprehensive Income Components	Amount reclassified from Accumulated Other Comprehensive Income	Amount reclassified from Accumulated Other Comprehensive Income	Affected line item in the Statement where Net Income is presented
(Dollars in thousands)
Unrealized gains and losses on available-for-sale securities
	$(192)	$441	Realized gain (loss) on sale of securities
	-	(9)	Impairment expense
	(192)	432	Total before tax
	$59	$(134)	Tax (expense) benefit
	$(133)	$298	Net of tax

Note 7 – Dividends

On April 24, 2013, the Company declared a quarterly cash dividend of $0.13 per share on outstanding shares.  The dividend was paid on May 17, 2013 to shareholders of record as of May 3, 2013.

On July 17, 2013, the Company declared a quarterly cash dividend of $0.13 per share on outstanding shares.  The dividend was paid on August 16, 2013 to shareholders of record as of August 2, 2013.

On October 17, 2013, the Company declared a quarterly cash dividend of $0.13 per share on outstanding shares.  The dividend is payable on November 15, 2013 to shareholders of record as of November 1, 2013.

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

The Company’s services include the origination of residential and commercial real estate loans, construction and development loans, and commercial and consumer loans.  The Company also offers a variety of deposit programs, including noninterest-bearing demand, interest checking, money management, savings, and time deposits.  In its primary market area, the Augusta-Richmond County, GA-SC metropolitan area, the Company had 18.96% of all deposits and was the second largest depository institution and the largest locally based institution at June 30, 2013, as cited from the Federal Deposit Insurance Corporation’s (“FDIC”) website.  Securities sold under repurchase agreements are also offered.  Additional services include wealth management, trust, retail investment, and mortgage.  As a matter of practice, most mortgage loans are sold in the secondary market; however, some mortgage loans are placed in the portfolio based on asset/liability management strategies.  The Company continues to concentrate on increasing its market share through various new deposit and loan products and other financial services and by focusing on its customer relationship management philosophy.  The Company is committed to building life-long relationships with its customers, employees, shareholders, and the communities it serves.

The Company’s primary source of income is from its lending activities, followed by interest income from its investment activities, gain on sales of mortgage loans in the secondary market and service charges and fees on deposits.  Interest income on loans increased $143 or 0.41% for the first nine months of 2013 as compared to the first nine months of 2012 and was due primarily to increased volume offset by decreased loan yields.  Interest income on investment securities decreased $1,047 or 8.18% and was due primarily to declining yields somewhat offset by a larger investment portfolio.  Service charges and fees on deposits increased $288 or 5.73% and resulted primarily from increases in non-sufficient funds (“NSF”) income on commercial checking accounts due to increased activity, and also from increased ATM/Debit card income for the first nine months of 2013.  Gain on sales of loans decreased $1,552 or 21.35% due to reduced mortgage originations and refinancing activity during the first nine months of the year.

Table 1 - Selected Financial Data

	September 30,	December 31,	September 30,
	2013	2012	2012
	(Dollars in thousands)

Assets	$1,690,974	$1,662,502	$1,673,105
Investment securities	655,525	654,739	676,089
Loans	886,769	871,447	853,927
Deposits	1,441,662	1,421,272	1,436,343

Annualized return on average total assets	0.95%	0.87%	0.85%
Annualized return on average equity	11.78%	11.40%	11.32%

The Company continues to focus on the net interest margin, regulatory capital levels, liquidity management, asset quality and the generation of loans to offset declining investment portfolio yields.  Asset levels have increased slightly and resulted from increased loan portfolio balances over the comparable periods in an effort to maintain net interest income. In addition, cash balances increased.

Annualized return on average total assets and annualized return on average equity have improved moderately in 2013 as compared to 2012.  The increased returns were due primarily to increased net interest income, reduced provision for loan losses and reduced non-interest expense, offset in part by lower gain on sales of loans and investment securities losses. Net income for the nine months ended September 30, 2013 was $11,981 compared to $10,539 for the same period in 2012.

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

Fair Value of Financial Instruments

A significant portion of the Company’s assets are financial instruments carried at fair value. This includes securities available-for-sale, loans held for sale, certain impaired loans, mortgage banking derivatives and other real estate owned.  At September 30, 2013 and December 31, 2012 the percentage of total assets measured at fair value was 40.29% and 42.23%, respectively. The majority of assets carried at fair value are based on either quoted market prices or market prices for similar instruments. At September 30, 2013, 1.74% of assets measured at fair value were based on significant unobservable inputs. This consisted primarily of available-for-sale securities, impaired loans and other real estate and represents approximately 0.70% of the Company’s total assets. See Note 4 “Fair Value Measurements” in the “Notes to Consolidated Financial Statements” herein for additional disclosures regarding the fair value of financial instruments.

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

Investment Securities

The fair values for available-for-sale securities are generally based upon quoted market prices or observable market prices for similar instruments. These values take into account recent market activity as well as other market observable data such as interest rate, spread and prepayment information. When market observable data is not available, which generally occurs due to the lack of liquidity for certain securities, the valuation of the security is subjective and may involve substantial judgment. The Company conducts periodic reviews to identify and evaluate each available-for-sale security that has an unrealized loss for other-than-temporary impairment. An unrealized loss exists when the fair value of an individual security is less than its amortized cost basis. The primary factors the Company considers in determining whether an impairment is other-than-temporary are the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and whether the Company intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis.  As of September 30, 2013, the Company had approximately $109 of available-for-sale securities, which is approximately 0.01% of total assets, valued using unobservable inputs (Level 3). These securities were primarily non-agency mortgage-backed securities and single issuer subordinated debentures issued by financial institutions.

Results of Operations

Net income for the first nine months of 2013 was $11,981, an increase of $1,442 or 13.68% compared with net income of $10,539 for the first nine months of 2012.  The change in net income was primarily due to increased net interest income and reduced non-interest expense offset in part by lower gain on sales of loans and investment securities gains.

Total other comprehensive loss for the first nine months of 2013 was $14,273 compared to other comprehensive income of $5,153 in the first nine months 2012. The change was due primarily to a decrease in the unrealized gain (loss) on securities available-for-sale which was due to a sharp rise in interest rates which caused a decline in market value of the portfolio.

Noninterest income decreased $1,507 or 9.18% for the nine months ended September 30, 2013 and resulted primarily from decreased gain on sales of loans and investment securities of $1,552 and $633 respectively.  Service charges and fees on deposits, trust service fees and cash surrender value of bank-owned life insurance increased slightly over the comparable periods.  Investment securities losses year to date are $192 as compared to net securities gains of $432 in 2012.

Noninterest expense totaled $31,262 for the nine months ended September 30, 2013, a decrease of $1,890, or 5.70% compared to the same period ended September 30, 2012.  Notable changes included a decrease of $624 in other real estate losses and a decrease in salaries and other personnel expenses of $1,293.

Table 2 - Selected Balance Sheet Data

	September 30,	December 31,	Variance
	2013	2012	Amount	%
	(Dollars in thousands)

Cash, due from banks and interest-bearing deposits	$64,856	$43,888	$20,968	47.78%
Investment securities	655,525	654,739	786	0.12%
Loans	886,769	871,447	15,322	1.76%
Other real estate owned	1,155	3,490	(2,335)	(66.91%)
Deferred tax asset	18,798	10,406	8,392	80.65%
Assets	1,690,974	1,662,502	28,472	1.71%
Deposits	1,441,662	1,421,272	20,390	1.43%
Securities sold under repurchase agreements	698	976	(278)	(28.48%)
Advances from Federal Home Loan Bank	74,000	64,000	10,000	15.63%
Liabilities	1,559,135	1,526,719	32,416	2.12%
Stockholders’ equity	131,839	135,783	(3,944)	(2.90%)

Table 2 highlights significant changes in the balance sheet at September 30, 2013 as compared to December 31, 2012.  Total assets increased $28,472 and reflect an increase in cash and cash equivalents of $20,968, an increase in deferred tax assets of $8,392, and an increase in loans of $15,322. Loans held for sale decreased $16,234, other real estate owned decreased $2,335 and prepaid FDIC assessment decreased $2,024. The deferred tax asset increased primarily due to the tax effect of the change in value of unrealized gains and losses on securities available-for-sale recognized through other comprehensive income.  Loans held for sale decreased due to lower mortgage origination activity. Other real estate decreased due to sales. Total liabilities increased $32,416 and reflect an increase in deposits of $20,390 and Federal Home Loan Bank Advances of $10,000.  Stockholders’ equity decreased $3,944 and was due primarily to a $14,273 decrease in accumulated other comprehensive income offset by net earnings retention of approximately $10,244.

The Company has continued to maintain a relatively high level of liquid funds in light of current economic conditions but has elected to invest a portion of these funds and funds obtained through deposit growth into the investment portfolio. Investments increased $786 or 0.12% from December 31, 2012 to September 30, 2013.  Loans increased in the third quarter and resulted in a minor year-to date increase of $15,322 or 1.76%.

The $20,390 net increase in deposits was marked by shifts in deposit categories. Noninterest-bearing demand and savings accounts increased $18,437 and $19,986 respectively.  In addition, brokered deposits increased $6,663 and totaled $160,353 at September 30, 2013 compared to $153,690 at December 31, 2012.  Over the same period, non brokered time deposits decreased $18,132 and NOW accounts decreased $7,287.

The annualized return on average assets for the Company was 0.95% for the nine months ended September 30, 2013, compared to 0.85% for the same period last year.

The annualized return on average stockholders’ equity was 11.78% for the nine months ended September 30, 2013, compared to 11.32% for the same period last year.

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

Table 3 - Average Balances, Income and Expenses, Yields and Rates

	Three Months Ended Sept 30, 2013			Three Months Ended Sept 30, 2012
	Average Amount	Annualized Average Yield or Rate	Amount Paid or Earned	Average Amount	Annualized Average Yield or Rate	Amount Paid or Earned
	(Dollars in thousands)
Interest-earning assets:
Loans	$878,707	5.13%	$11,484	$845,989	5.36%	$11,534
Loans held for sale	18,317	3.99%	184	29,812	2.77%	208
Investment securities
Taxable	581,161	2.18%	3,172	567,698	2.46%	3,491
Tax-exempt	88,243	3.19%	703	76,842	3.35%	643
Interest-bearing deposits in other banks	11,311	0.46%	13	11,112	0.54%	15
Total interest-earning assets	$1,577,739	3.89%	$15,556	$1,531,453	4.09%	$15,891

Interest-bearing liabilities:
Deposits	$1,263,964	0.51%	$1,637	$1,265,737	0.70%	$2,227
Securities sold under repurchase agreements	1,974	0.81%	4	728	0.41%	1
Other borrowings	87,612	3.10%	685	83,938	3.23%	683
Total interest-bearing liabilities	$1,353,550	0.68%	$2,326	$1,350,403	0.86%	$2,911

Net interest margin/income:		3.31%	$13,230		3.34%	$12,980

Table 4 - Average Balances, Income and Expenses, Yields and Rates

	Nine Months Ended Sept 30, 2013			Nine Months Ended Sept 30, 2012
	Average Amount	Annualized Average Yield or Rate	Amount Paid or Earned	Average Amount	Annualized Average Yield or Rate	Amount Paid or Earned
	(Dollars in thousands)
Interest-earning assets:
Loans	876,226	5.22%	34,566	842,938	5.38%	34,378
Loans held for sale	23,989	2.99%	537	26,664	2.91%	582
Investment securities
Taxable	568,428	2.25%	9,609	558,787	2.61%	10,934
Tax-exempt	85,948	3.33%	2,145	72,551	3.43%	1,867
Interest-bearing deposits in other banks	13,947	0.48%	50	19,689	0.42%	62
Total interest-earning assets	$1,568,538	3.96%	$46,907	$1,520,629	4.16%	$47,823

Interest-bearing liabilities:
Deposits	$1,272,350	0.54%	$5,150	$1,271,807	0.77%	$7,318
Securities sold under repurchase agreements	1,453	0.55%	6	1,961	0.61%	9
Other borrowings	86,243	3.15%	2,030	78,381	3.25%	1,911
Total interest-bearing liabilities	$1,360,046	0.71%	$7,186	$1,352,149	0.91%	$9,238

Net interest margin/income:		3.35%	$39,721		3.35%	$38,585

Third Quarter 2013 compared to Third Quarter 2012:

Net interest income increased $250 (1.93%) during the three month period as compared to the same period in 2012 and resulted primarily from lower rates paid on deposits offset in part by lower yields on loans and investments.

Loan interest income decreased $74 (0.63%) in the three month period as compared to the same period in the prior year. The change resulted primarily from a $32,718 increase in average loans but was offset by lower yields, which decreased from 5.36% to 5.13%.  Nonaccrual loans resulted in the reversal of $25 in interest income compared to $24 in the same period in 2012.

Deposit interest expense decreased $590 (26.49%) in the three month period as compared to the same period in the prior year, primarily as a result of lower rates paid on the Company’s checking and savings account products.  Due to these reductions and the low interest rate environment, the annualized average rate of interest bearing liabilities decreased from 0.86% at September 30, 2012 to 0.68% at September 30, 2013.

The Company’s net interest margin for the quarter decreased 3bp to 3.31% compared to 3.34% for the 2012 quarter.  The minor decrease in the net interest margin was due to asset yields declining slightly faster than liability costs. In addition, the Company increased the tax exempt investment securities portfolio. Average tax exempt investment securities increased $11,401 (14.84%) while the average yield decreased from 3.35% to 3.19%.  Average interest bearing deposits were relatively unchanged but the average rate paid decreased from 0.70% to 0.51%. Average other borrowings increased $3,674 (4.38%) and was due primarily to an increase in advances from the Federal Home Loan Bank.  The average cost declined from 3.23% to 3.10%.

Nine Months Ended 2013 compared to Nine Months Ended 2012:

Net interest income increased $1,136 (2.94%) during the nine month period as compared to the same period in 2012 and resulted primarily from lower rates paid on deposits.

Loan interest income was essentially unchanged, increasing $143 (0.41%) in the nine month period. The change resulted primarily from a $33,288 increase in average loans but was offset by lower yields, which decreased from 5.38% to 5.22%.  Nonaccrual loans resulted in the reversal of $132 in interest income compared to $225 in 2012.

Deposit interest expense decreased $2,168 (29.63%) in the nine month period as compared to the same period in the prior year, primarily as a result of lower rates paid on the Company’s checking and savings account products.  Due to these reductions and the low interest rate environment, the annualized average rate of interest bearing liabilities decreased from 0.91% at September 30, 2012 to 0.71% at September 30, 2013.

The Company’s net interest margin for the nine months ended September 30, 2013 was unchanged at 3.35% as compared to the nine months ended September 30, 2012.  The net interest margin remained unchanged due to interest bearing liability costs declining at the same rate as asset yields. The Company added to both its taxable and tax exempt investment securities portfolios. Average taxable investment securities increased $9,641 (1.73%) while the average yield decreased from 2.61% to 2.25%. Average tax exempt investment securities increased $13,397 (18.47%) while the average yield decreased from 3.43% to 3.33%.  Average interest bearing deposits were relatively unchanged and increased $543 (0.04%) while the average rate paid decreased from 0.77% to 0.54%. Average other borrowings increased $7,862 (10.03%) and was due primarily to an increase in advances from Federal Home Loan Bank. The average cost declined from 3.25% to 3.15%.

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

Table 5 - Rate/Volume Analysis

	Three Months Ended
	Sept 30, 2013 compared to Sept 30, 2012
	Increase (Decrease) due to
	Volume	Rate	Combined	Total
Interest-earning assets:	(Dollars in thousands)
Loans	446	(478)	(18)	(50)
Loans held for sale	(80)	91	(35)	(24)
Investment securities
Taxable	83	(392)	(10)	(319)
Tax-exempt	95	(31)	(4)	60
Interest-bearing deposits in other banks	-	(2)	-	(2)
Total interest-earning assets	544	(812)	(67)	(335)

Interest-bearing liabilities:
Deposits	(3)	(588)	1	(590)
Securities sold under repurchase agreements	2	-	1	3
Other borrowings	30	(27)	(1)	2
Total interest-bearing liabilities	29	(615)	1	(585)

Net change in net interest income				$250

Table 6- Rate/Volume Analysis

	Nine Months Ended
	Sept 30, 2013 compared to Sept 30, 2012
	Increase (Decrease) due to
	Volume	Rate	Combined	Total
Interest-earning assets:	(Dollars in thousands)
Loans	1,357	(1,125)	(44)	188
Loans held for sale	(58)	15	(2)	(45)
Investment securities
Taxable	189	(1,488)	(26)	(1,325)
Tax-exempt	345	(57)	(10)	278
Interest-bearing deposits in other banks	(18)	9	(3)	(12)
Total interest-earning assets	1,815	(2,646)	(85)	(916)

Interest-bearing liabilities:
Deposits	3	(2,170)	(1)	(2,168)
Securities sold under repurchase agreements	(2)	(1)	-	(3)
Other borrowings	192	(66)	(7)	119
Total interest-bearing liabilities	193	(2,237)	(8)	(2,052)

Net change in net interest income				$1,136

Provision for Loan Losses

The provision for loan losses is the charge to operating earnings necessary to maintain the allowance for loan losses at a level which, in management’s estimate, is adequate to cover the estimated amount of probable incurred losses in the loan portfolio.  The provision for loan losses totaled $1,887 for the three months ended September 30, 2013 compared to $2,401 for the three months ended September 30, 2012 and $6,046 for the nine months ended September 30, 2013 compared to $6,567 for the same period in 2012.  See “Allowance for Loan Losses” for further analysis of the provision for loan losses.

Noninterest Income

Table 7 - Noninterest Income

	Three Months Ended				Nine Months Ended
	September 30,		Variance		September 30,		Variance
	2013	2012	Amount	%	2013	2012	Amount	%
	(Dollars in thousands)				(Dollars in thousands)

Service charges and fees on deposits	$1,849	$1,733	$116	6.69%	$5,317	$5,029	$288	5.73%
Gain on sales of loans	1,659	2,949	(1,290)	(43.74%)	5,716	7,268	(1,552)	(21.35%)
Gain on sale of fixed assets, net	-	4	(4)	(100.00%)	21	10	11	110.00%
Investment securities gains (losses), net of other-than-temporary impairment	(163)	(37)	(126)	340.54%	(192)	432	(624)	(144.44%)
Retail investment income	557	420	137	32.62%	1,545	1,447	98	6.77%
Trust services fees	301	280	21	7.50%	890	857	33	3.85%
Earnings from cash surrender value of bank-owned life insurance	326	305	21	6.89%	897	831	66	7.94%
Miscellaneous income	333	169	164	97.04%	708	535	173	32.34%
Total noninterest income	$4,862	$5,823	$(961)	(16.50%)	$14,902	$16,409	$(1,507)	(9.18%)

Third Quarter 2013 compared to Third Quarter 2012:

Noninterest income decreased $961 (16.50%) during the three month period as compared to the same period in 2012.  The most significant decreases in income for the three month period was a decrease in gain on sales of loans of $1,290 (43.74%) due to lower volume of mortgage originations and investment securities losses which increased $126. Partially offsetting these declines were retail investment income and trust services fees which increased $137 and $21 respectively and included in miscellaneous income was $150 of bank owned life insurance death benefits in excess of cash surrender value. In addition, service charges and fees on deposits increased $116 and resulted from increased commercial and consumer overdraft fees of $66 and increased interchange fees of $42. Earnings from cash surrender value of bank-owned life insurance increased $21 and is due in part to an increase in bank-owned life insurance of $3,911 over the comparable period in 2012.

Nine Months Ended 2013 compared to Nine Months Ended 2012:

Noninterest income decreased $1,507 (9.18%) during the nine month period as compared to the same period in 2012.  The most significant decreases in income for the nine month period was a decrease in gain on sales of loans of $1,552 (21.35%) due to lower volume of mortgage originations and a decrease in investment securities (losses) gains which was a net loss of $192 in 2013 compared to a net of gain of $432 in 2012. Partially offsetting these declines were retail investment income and trust services fees which increased $98 and $33 respectively and included in miscellaneous income was $150 of bank owned life insurance death benefits in excess of cash surrender value. In addition, service charges and fees on deposits increased $288 and resulted from increased commercial and consumer overdraft fees of $186 and increased interchange fees of $90. Earnings from cash surrender value of bank-owned life insurance increased $66 and is due in part to an increase in bank-owned life insurance of $3,911 over the comparable period in 2012.

Noninterest Expense

Table 8 - Noninterest Expense

	Three Months Ended				Nine Months Ended
	September 30,		Variance		September 30,		Variance
	2013	2012	Amount	%	2013	2012	Amount	%
	(Dollars in thousands)				(Dollars in thousands)
Salaries and other personnel expense	$5,713	$6,604	$(891)	(13.49%)	$18,051	$19,344	$(1,293)	(6.68%)
Occupancy expenses	940	1,014	(74)	(7.30%)	2,814	3,111	(297)	(9.55%)
Marketing & business development	507	422	85	20.14%	1,416	1,199	217	18.10%
Processing expense	539	519	20	3.85%	1,587	1,439	148	10.28%
Legal and professional fees	404	346	58	16.76%	1,188	1,167	21	1.80%
Data processing expense	423	359	64	17.83%	1,159	1,092	67	6.14%
FDIC insurance	183	398	(215)	(54.02%)	947	1,177	(230)	(19.54%)
Loss (gain) on sale of other real estate	11	(204)	215	(105.39%)	80	648	(568)	(87.65%)
Provision for other real estate losses	-	107	(107)	(100.00%)	548	604	(56)	(9.27%)
Loan costs (excluding OREO)	567	317	250	78.86%	978	999	(21)	(2.10%)
Other operating expenses	927	805	122	15.16%	2,494	2,372	122	5.14%
Total noninterest expense	$10,214	$10,687	$(473)	(4.43%)	$31,262	$33,152	$(1,890)	(5.70%)

Third Quarter 2013 compared to Third Quarter 2012:

Noninterest expense decreased $473 (4.43%) during the three month period as compared to the same period in 2012. The most significant decreases in expense for the three month period were decreased salaries and other personnel expense which decreased $891 (13.49%) due primarily to reduced retirement and other benefit plan costs and reduced salaries due to costs deferred on loan originations. FDIC insurance decreased $215 (54.02%) and was due to a lower assessment rate and refunds received due to reclassification of certain corporate bonds for insurance assessment purposes. Occupancy expense decreased $74 (7.30%) and was primarily due to a $53 decrease in depreciation expense resulting from certain assets becoming fully depreciated.

Loan costs, excluding OREO, increased $250 (78.86%) due to an increase in estimated losses on mortgage loans sold to investors. Other real estate losses totaled $11 for the three month period as compared to a gain of $97 in the 2012 period.  The Company began to advertise at a higher level in 2013, causing marketing expense to increase. Other operating expense increased $122 (15.16%) due to an increase in debit card fraud losses.

Nine Months Ended 2013 compared to Nine Months Ended 2012:

Noninterest expense decreased $1,890 (5.70%) during the nine month period as compared to the same period in 2012. The most significant decreases in expense for the three month period were decreased salaries and other personnel expense which decreased $1,293 (6.68%) due primarily to reduced retirement and other benefit plan costs and reduced salaries due to costs deferred on loan originations. FDIC insurance decreased $230 (19.54%) and was due to a lower assessment rate and refunds received due to reclassification of certain corporate bonds for insurance assessment purposes. Occupancy expense decreased $297 (9.55%) and was primarily due to a $227 decrease in depreciation expense resulting from certain assets becoming fully depreciated.

Other real estate losses decreased $624 to $628 for the nine month period as compared to $1,252 in the 2012 period.  Marketing expense increased $217 (9.55%) as the Company began to advertise at a higher level in 2013 focusing on lending opportunities in the local market. FDIC insurance decreased $230 (19.54%) and was due to a lower assessment rate and refunds received due to reclassification of certain corporate bonds for insurance assessment purposes. Other operating expense increased $122 (5.14%) due to an increase in debit card fraud losses.

Income Taxes

The Company recognized income tax expense of $1,789 and $5,334 for the three and nine months ended September 30, 2013 as compared to an income tax expense of $1,839 and $4,736 for the same periods in 2012.  The effective income tax rate for the three and nine months ended September 30, 2013 was 29.86% and 30.81% respectively.  The rates were affected in part by higher levels of tax-exempt  investment securities and the receipt of nontaxable proceeds from bank owned life insurance.

At September 30, 2013, the Company maintains net deferred tax assets of $18,798.  A valuation allowance is required for deferred tax assets if, based on available evidence, it is more likely than not that all or some portion of the asset may not be realized due to the inability to generate sufficient taxable income in the period and/or of the character necessary to utilize the benefit of the deferred tax asset.  In making this assessment, all sources of taxable income available to realize the deferred tax asset are considered including taxable income in prior carry-back years, future reversals of existing temporary differences, tax planning strategies and future taxable income exclusive of reversing temporary differences and carryforwards.  Based on management’s assessment, no valuation allowance was deemed necessary at September 30, 2013.

Loans

The following table presents the composition of the Company’s loan portfolio as of September 30, 2013 and December 31, 2012.

Table 9 - Loan Portfolio Composition

	September 30, 2013		December 31, 2012
	Amount	%	Amount	%
	(Dollars in thousands)
Commercial financial and agricultural	$185,030	20.87%	$174,553	20.03%
Real estate
Commercial	350,443	39.52%	343,663	39.44%
Residential	171,690	19.36%	168,039	19.28%
Acquisition, development and construction	165,960	18.72%	171,750	19.71%
Total real estate	688,093	77.60%	683,452	78.43%
Consumer
Direct	12,869	1.44%	12,785	1.47%
Indirect	37	0.00%	105	0.01%
Revolving	581	0.07%	502	0.05%
Total consumer	13,487	1.51%	13,392	1.53%
Deferred loan origination costs (fees)	159	0.02%	50	0.01%
Total	$886,769	100.00%	$871,447	100.00%

At September 30, 2013, the loan portfolio is comprised of 77.60% real estate loans.  Commercial, financial and agricultural loans comprise 20.87%, and consumer loans comprise 1.51% of the portfolio.

Commercial real estate comprises 39.52% of the loan portfolio and consists of both non-owner occupied and owner occupied properties, where the operations of the commercial entity provide the necessary cash flow to service the debt.  For this portion of the real estate loan portfolio, repayment is generally not dependent upon the sale of the real estate held as collateral.  Acquisition, development and construction loans comprise 18.72% of the loan portfolio and the Company has recognized significant losses in this portfolio.  The Company carefully monitors the loans in this category since the repayment of these loans is generally dependent upon the sale of the real estate in the normal course of business and can be impacted by national and local economic conditions.  New construction and absorption of existing real estate inventory in the Company’s primary market area of the Augusta-Richmond County, GA-SC MSA have slowed and prices have declined but less than the national rate. The residential category, 19.36% of the portfolio, represents those loans that the Company chooses to maintain in its portfolio rather than selling into the secondary market for marketing and competitive reasons and commercial loans secured by residential real estate.

The Company has no large loan concentrations to individual borrowers.  Unsecured loans at September 30, 2013 totaled $22,949.

Interest reserves are established for certain ADC (acquisition development and construction) loans based on the feasibility of the project, the timeframe for completion, the creditworthiness of the borrower and guarantors, and collateral.  An interest reserve allows the borrower’s interest cost to be capitalized and added to the loan balance.  As a matter of practice GB&T does not generally establish loan funded interest reserves on ADC loans; however, the Company’s loan portfolio includes three loans with interest reserves at September 30, 2013.  The following table details the loans and accompanying interest reserves as of September 30, 2013.

	September 30, 2013
		Reserves
	Balance	Original	Advanced	Remaining
	(Dollars in thousands)

Loan 1	$4,968	330	70	260
Loan 2	-	250	-	250
Loan 3	2,145	82	5	77

These ADC loans have not been renewed or restructured and as of September 30, 2013, are not on nonaccrual.

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

Nonperforming Assets

Non-performing assets include nonaccrual loans, loans past due 90 days or more, restructured loans and other real estate owned.  Table 10 shows the current and prior period amounts of non-performing assets.  Non-performing assets were $30,135 at September 30, 2013, compared to $34,602 at December 31, 2012 and $33,968 at September 30, 2012.  Significant changes from September 2012 to September 2013 included a $2,912 decrease in other real estate owned, a $6,972 decrease in nonaccrual commercial real estate loans, a decrease in nonaccrual commercial loans of $979 and a $2,043 increase in nonaccrual ADC loans.

There were no loans past due 90 days or more and still accruing at September 30, 2013, December 31, 2012 and September 30, 2012.

Troubled debt restructurings (TDRs) are troubled loans in which the original terms have been modified in favor of the borrower or either principal or interest has been forgiven due to deterioration in the borrower’s financial condition.  There were $9,521 in TDRs at September 30, 2013, of which $2,688 were on nonaccrual status.  TDRs totaled $2,711 at December 31, 2012, of which $1,796 were on nonaccrual status, and $2,055 at September 30, 2012, of which $1,129 were on nonaccrual status.

Table 10 - Non-Performing Assets

	September 30, 2013	December 31, 2012	September 30, 2012
	(Dollars in thousands)
Nonaccrual loans:
Commercial financial and agricultural	$737	$2,358	$1,716
Real Estate:
Commercial	5,418	11,736	12,390
Residential	4,877	6,291	5,794
Acquisition, development and construction	10,996	9,712	8,953
Consumer	119	100	122
Total Nonaccrual loans	22,147	30,197	28,975
Restructured loans (1)	6,833	915	926
Other real estate owned	1,155	3,490	4,067
Total Non-performing assets	$30,135	$34,602	$33,968

Loans past due 90 days or more and still accruing interest	$-	$-	$-

Non-performing assets to total assets	1.78%	2.08%	2.03%

Non-performing assets to period end loans and OREO	3.39%	3.95%	3.96%

Allowance for loan loss to period end nonaccrual loans	119.92%	95.53%	100.44%

(1) Restructured loans on nonaccrual status at period end are included under nonaccrual loans in the table.

The ratio of non-performing assets to total loans and other real estate was 3.39% at September 30, 2013 compared to 3.95% at December 31, 2012 and 3.96% at September 30, 2012.  The ratio of allowance for loan losses to total nonaccrual loans was 119.92% at September 30, 2013 compared to 95.53% at December 31, 2012 and 100.44% at September 30, 2012.  The resolution of non-performing assets continues to be a priority of management.

Nonaccrual loans decreased $6,828 (23.57%) from September 30, 2012 due primarily to a decline in nonaccrual commercial, nonaccrual commercial real estate and nonaccrual residential real estate loans of $979, $6,972 and $917, respectively and offset in part by an increase of $2,043 in nonaccrual ADC loans.  The decrease in commercial real estate loans was due in part to an upgrade to accrual status on two hotel properties totaling approximately $5,658 that became categorized as a troubled debt restructure based on a repayment plan confirmed by bankruptcy court. Under the terms of the repayment plan, interest was capitalized to the loans in the amount of $380.  Other decreases were related to foreclosures, subsequent sales and write downs on several properties. The increase in nonaccrual ADC loans was due primarily to the addition of a $5,095 loan participation secured by retail centers offset in part by similar foreclosures, subsequent sales and write downs of other ADC loans. Although the exposure has declined, a significant portion of nonaccrual loans continues to be collateral-dependent ADC and commercial real estate loans.  The following table provides further information regarding the Company’s nonaccrual loans.

Table 11 - Nonaccrual Loans

			Nonaccrual					Appraisal	Appraised
	Balance	Originated	Date	Trigger	Collateral	Allowance	Method	Date	Value
	(Dollars in thousands)

ADC Loan - CSRA	2,375	03/29/11	03/11-11/11	financial condition	lots & land	-	collateral value	08/13	6,573
ADC Loan - Other	5,095	03/23/07	05/06/13	financial condition	retail centers	-	collateral value	9/11 - 10/11	5,599
Commercial Real Estate	3,405	08/29/08	11/18/11	bankruptcy	hotel	-	collateral value	12/12	4,275
ADC Loan - Other	949	12/30/08	09/23/13	financial condition	land	319	collateral value	11/08	1,540
ADC Loan - CSRA	1,776	12/28/11	12/28/12	financial condition	land	-	collateral value	03/13	2,573
	$13,600

Other, net	8,547
Nonaccrual loans at September 30, 2013	$22,147

The following table presents a roll forward of other real estate owned for the nine month periods ended September 30, 2013 and 2012, respectively.

Table 12 - Other Real Estate Owned

	2013	2012
	(Dollars in thousands)

Beginning balance, January 1	$3,490	$6,209
Additions	820	7,365
Increase in valuation allowance	(548)	(604)
Sales	(2,527)	(8,255)
Loss on sale of OREO	(80)	(648)
Ending balance, September 30	$1,155	$4,067

The following table provides details of other real estate owned as of September 30, 2013, December 31, 2012 and September 30, 2012, respectively.

	September 30, 2013	December 31, 2012	September 30, 2012
	(Dollars in thousands)

Other Real Estate:
Real Estate
Commercial	$257	$2,838	$3,059
Residential	290	180	112
Acquisition, development and construction	608	1,559	1,665
	1,155	4,577	4,836

Valuation allowance	-	(1,087)	(769)
	$1,155	$3,490	$4,067

The decrease in other real estate owned is due to the continuing process of resolving problem loans.  In the first nine months of 2013, additions to other real estate owned totaled $820 compared to $7,365 for the same period in 2012.  Proceeds from sales of other real estate totaled $2,527.  In addition, there was a $548 increase to the valuation allowance which was fully utilized through sales.

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

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management’s analysis of risk in the loan portfolio.  Loans determined to be uncollectible are charged to the allowance for loan losses and subsequent recoveries are added to the allowance.  A provision for losses in the amount of $1,887 was charged to expense for the three months ended September 30, 2013 compared to $2,401 for the three months ended September 30, 2012 and $6,046 was charged to expense for the nine months ended September 30, 2013 compared to $6,567 for the nine months ended September 30, 2012.

At September 30, 2013 the ratio of allowance for loan losses to period end loans was 2.99% compared to 3.31% at December 31, 2012 and 3.41% at September 30, 2012. The lower overall level of allowance as a percentage of the portfolio is due in part to the decline in the average historical net loss rate (see Footnote 1 ALLL Methodology).  In addition the level was also affected by a decrease in substandard rated credits excluding impaired loans, which decreased $8,159 or 31.79%, and to a lesser degree a decrease in loans collectively evaluated for impairment which decreased $6,103 or 9.44%.

Net charge-offs totaled $8,335, of which $3,659 or 43.90% were related to acquisition development and construction loans, $3,268, or 39.21%, were related to commercial real estate loans, and $868 or 10.41% were related to residential mortgage real estate loans. The provisions for loan losses allocated to individual portfolio segments are affected by the calculation of average historical net loss rate factors and by the internal and external qualitative factors within each category.

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

Liquidity and Capital Resources

The Company has maintained adequate liquidity to meet operating and loan funding requirements.  The loan to deposit ratio at September 30, 2013 was 61.51% compared to 61.31% at December 31, 2012 and 59.45% at September 30, 2012.  Deposits at September 30, 2013 and December 31, 2012 include $160,353 and $153,690 of brokered certificates of deposit, respectively.  GB&T has also utilized borrowings from the Federal Home Loan Bank.  GB&T maintains a line of credit with the Federal Home Loan Bank approximating 10% of its total assets.  Federal Home Loan Bank advances are collateralized by eligible first mortgage loans, commercial real estate loans and investment securities.  Federal Home Loan Bank advances totaled $74,000 at September 30, 2013.  GB&T maintains repurchase lines of credit with SunTrust Robinson Humphrey, Atlanta, Georgia, for advances up to $20,000, of which $0 was outstanding at September 30, 2013 and a $10,000 repurchase line of credit with Center State Bank, Orlando, Florida, of which $0 was outstanding at September 30, 2013.  GB&T has a federal funds purchased accommodation with SunTrust Bank, Atlanta, Georgia for advances up to $10,000, of which $0 was outstanding at September 30, 2013 and a federal funds purchased accommodation with Center State Bank, Orlando, Florida, for advances up to $10,000, of which $0 was outstanding at September 30, 2013.  The Company also maintains a borrowing facility at the Federal Reserve Bank, under the Borrower-In-Custody Program, of which $0 was outstanding at September 30, 2013.  Additionally, liquidity needs can be supplemented by the structuring of the maturities of investment securities and the pricing and maturities on loans and deposits offered to customers.  The Company also uses retail securities sold under repurchase agreements to fund operations.  Retail securities sold under repurchase agreements were $698 at September 30, 2013.

Stockholders’ equity to total assets was 7.80% at September 30, 2013 compared to 8.17% at December 31, 2012 and 7.93% at September 30, 2012.  The capital of the Company exceeded all required regulatory guidelines at September 30, 2013.  The Company’s Tier 1 risk-based, total risk-based and leverage capital ratios were 13.95%, 15.21%, and 9.36%, respectively, at September 30, 2013.

The following table reflects the current regulatory capital levels in more detail, including comparisons to the regulatory minimums.

Table 13 - Regulatory Capital Requirements
Sept 30, 2013

	Actual		Required		Excess
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Southeastern Bank Financial Corporation

Risk-based capital:
Tier 1 capital	$158,021	13.95%	45,315	4.00%	112,706	9.95%
Total capital	172,335	15.21%	90,630	8.00%	81,705	7.21%
Tier 1 leverage ratio	158,021	9.36%	67,550	4.00%	90,471	5.36%

Georgia Bank & Trust Company

Risk-based capital:
Tier 1 capital	$152,748	13.50%	45,268	4.00%	107,480	9.50%
Total capital	167,047	14.76%	90,535	8.00%	76,512	6.76%
Tier 1 leverage ratio	152,748	9.06%	75,890	4.50%	76,858	4.56%

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

The final rules also implement revisions and clarifications consistent with Basel III regarding the various components of Tier 1 capital, including common equity, unrealized gains and losses and instruments that will no longer qualify as Tier 1 capital.  The final rules provide that depository holding companies with less than $15 billion in total assets as of December 31, 2009, such as the Company, may permanently include trust preferred securities and certain other non-qualifying instruments issued and included in Tier 1 or Tier 2 capital before May 19, 2010 in additional Tier 1 (subject to a maximum of 25% of Tier 1 capital) or Tier 2 capital until maturity or redemption

The final rules also set forth certain changes for the calculation of risk-weighted assets that the Company will be required to implement beginning January 1, 2015.  Management is currently evaluating the provisions of the final rules and their expected impact on the Company.  Based on the Company’s current capital composition and levels, management does not presently anticipate that the final rules present a material risk to the Company’s financial condition or results of operations.

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

Unfunded commitments to extend credit where contract amounts represent potential credit risk totaled $192,909 at September 30, 2013.  This includes standby letters of credit of $4,440 at September 30, 2013.  These commitments are primarily at variable interest rates.

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

Table 14 - Commitments and Contractual Obligations

	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(Dollars in thousands)

Lines of credit	$188,469	-	-	-
Standby letters of credit	4,440	-	-	-
Lease agreements	216	364	77	-
Deposits	1,212,238	151,551	77,235	638
Securities sold under repurchase agreements	698	-	-	-
Salary continuation agreements	142	565	1,376	28,166
FHLB advances	10,000	-	45,000	19,000
Subordinated debentures	1,547	-	-	20,000
Total commitments and contractual obligations	$1,417,750	$152,480	$123,688	$67,804

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2013, there were no substantial changes in the interest rate sensitivity analysis or the sensitivity of market value of portfolio equity for various changes in interest rates calculated as of December 31, 2012.  A detailed discussion of market risk is provided in the Company’s 2012 Annual Report on Form 10-K.

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

Issuer Purchases of Equity Securities

On April 15, 2004, the Company announced the commencement of a stock repurchase program, pursuant to which it will, from time to time, repurchase up to 100,000 shares of its outstanding stock. The program does not have a stated expiration date. No stock repurchase programs were terminated during the third quarter of 2013 and there were no shares repurchased under the existing stock repurchase plan or otherwise during the third quarter.

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

101
Interactive Data Files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 in XBRL (eXtensible Business Reporting Language).  Pursuant to Regulation 406T of Regulation S-T, these Interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

SOUTHEASTERN BANK FINANCIAL CORPORATION
Form 10-Q Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Date:	October 25, 2013	By:	/s/ Darrell R. Rains
Darrell R. Rains
Group Vice President, Chief
Financial Officer (Duly Authorized
Officer of Registrant and Principal
Financial Officer)

