Form 10-K
period 2013-12-31
Southeastern Bank Financial CORP
filed 2014-02-26
CIK 880116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large accelerated filer ☐	Non-accelerated filer ☐ (do not check if smaller reporting company)

Accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of June 30, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $61,061,754 based on the closing sale price of $19.50 per share as reported on the Over the Counter Bulletin Board.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 21, 2014
Common Stock, $3 par value per share	6,680,641 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Proxy Statement for the Annual Meeting of Shareholders to be held April 23, 2014	Part III

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

Item 1.  Description of Business

General

Southeastern Bank Financial Corporation (the “Company”) is a Georgia corporation that is a bank holding company registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “BHCA”).  Southeastern Bank Financial Corporation (OTCQB: SBFC) trades on OTCQB, the marketplace for companies that are current in their reporting with a U.S. regulator.  Investors can find Real-Time quotes and market information for the Company on www.otcmarkets.com.  The Company had total consolidated assets of $1,689,326, total deposits of $1,454,803 and total stockholders’ equity of $131,569 at December 31, 2013.

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

Employees

The Company had approximately 340 full-time equivalent employees at December 31, 2013.  The Company maintains training, educational and affirmative action programs designed to prepare employees for positions of increasing responsibility in both management and operations, and provides a variety of benefit programs, including group life, health, accident and other insurance and retirement plans.  None of the Company’s employees are covered by a collective bargaining agreement, and the Company believes its employee relations are generally good.

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

Market Area

The Company’s primary market area includes Richmond and Columbia Counties in Georgia and Aiken County in South Carolina, all part of the Augusta-Richmond County, GA-SC metropolitan statistical area (MSA).  The 2012 population of the Augusta-Richmond County, GA-SC MSA was 575,898, the second largest in Georgia and fourth largest in South Carolina.  The Augusta market area has a diversified economy based principally on government, public utilities, health care, manufacturing, construction, and wholesale and retail trade.  Augusta is one of the leading medical centers in the Southeast.  Significant medical facilities include Georgia Regents University Augusta, University Hospital, Veteran’s Administration Hospital, Dwight D. Eisenhower Hospital, Gracewood State School and Hospital, Doctors’ Hospital and Trinity Hospital.  Other major employers in the Augusta market area include U.S. Department of Energy Savannah River Site, the Fort Gordon military installation, E-Z Go/Textron (golf car manufacturer), the Richmond County school system and the Columbia County school system.  Major employers in the Aiken market include Savannah River Site, Aiken County Board of Education, Bechtel Savannah River Company (engineering construction firm), Wal-Mart Associates Inc., Kimberly Clark Corporation, and BFS North American Tire, LLC.  The area is served by Interstate 20, which connects it to Atlanta, 140 miles to the west and Columbia, South Carolina, 70 miles to the east.  Augusta is also served by a major commercial airport (Bush Field) and a commuter airport (Daniel Field).  The average unemployment rate for the Augusta-Richmond County MSA was 8.8% in 2012, down from 9.2% in 2011.  Between June 2012 and June 2013 (the latest date for which FDIC information is available), total commercial bank and thrift deposits in the Augusta-Richmond County, GA-SC MSA increased 2.43% from $7,450,809 to $7,631,529.  Based on data reported as of June 30, 2013, the Company has 18.96% of all deposits in the Augusta-Richmond County, GA-SC MSA and is the second largest depository institution in that MSA.  The demographic information as presented above is based upon information and estimates provided by the U.S. Census Bureau, U.S. Department of Labor, the FDIC, Augusta Metro Chamber of Commerce, and the South Carolina Employment Security Commission.

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

Lending Activities

Through its bank subsidiary, the Company offers a wide range of lending services, including real estate, commercial and consumer loans, to individuals, small to medium-sized businesses and professionals that are located in, or conduct a substantial portion of their business in, the Company’s market area.  The Company’s total loans, including loans held for sale, at December 31, 2013, were $916,351 or 57.93% of total interest-earning assets.  An analysis of the composition of the Company’s loan portfolio is set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Composition of the Loan Portfolio.”

Real Estate Loans.  Loans secured by real estate are the primary component of the Company’s loan portfolio, constituting $689,146, or 76.09% of the Company’s total loans, at December 31, 2013.  These loans consist of commercial real estate loans, construction and development loans, residential real estate loans, and home equity loans.

Commercial Real Estate Loans.   At December 31, 2013, the Company held $353,353 of commercial real estate loans of various sizes secured by office buildings, warehouse facilities, retail establishments, and other types of property.  These commercial real estate loans represented 39.01% of the Company’s total loans at December 31, 2013.  Loan terms are generally limited to five years and often do not exceed three years, although the installment payments may be structured on a 20-year amortization basis with a balloon payment at maturity.  Interest rates may be fixed or adjustable.  The Company generally charges an origination fee.  Management attempts to reduce credit risk in the commercial real estate portfolio by originating owner occupied and non owner occupied loans subject to underwriting criteria that include: certified appraisal and valuation of collateral; loan-to-value margins (typically not exceeding 80%); cash equity requirements; evaluations of borrowers’ cash flows and alternative sources of repayment.  In addition, the Company requires personal guarantees from the principal owners of the property supported with an analysis by the Company of the guarantors’ personal financial statements in connection with a substantial majority of such loans.  The Company experienced $3,448 in net charge-offs on commercial real estate loans during 2013.  A number of the loans classified as commercial real estate loans are, in fact, commercial loans for which a security interest in real estate has been taken as additional collateral.  These loans are subject to underwriting as commercial loans as described below.

Acquisition Development and Construction Loans (“ADC loans”).  ADC real estate loans comprise $160,498, or 17.72% of the Company’s total loans at December 31, 2013.  A construction and development loan portfolio presents special problems and risks, requiring additional administration and monitoring.  This is necessary since most loans are originated as lines of credit and draws under the line require specific activities which add value to the asset, such as progress on the completion of a building or the placement of utilities and roads in a development.  This requires specialized knowledge on the part of our personnel to appraise and evaluate that progress, hence the higher level of administration and monitoring.  The level of construction and development loans are representative of the character of the Company’s market.  The Company subjects this type of loan to underwriting criteria that include: certified appraisal and valuation of collateral; loan-to-value margins (typically not exceeding 75%); cash equity requirements; evaluations of borrowers’ cash flows and alternative sources of repayment; and a determination that the market is able to absorb the project on schedule.

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

Infrastructure development loans are generally made with an initial maturity of one year, although the Company may renew the loan for up to two additional one-year terms to allow the developer to complete the sale of the lots comprising the property before requiring the payment of the related loan.  These loans typically bear interest at a floating rate and the Company typically charges an origination fee.  These loans are repaid, interest only, on a monthly or quarterly basis until sales of lots begin, and then principal payments are made as each lot is sold at a rate allowing the Company to be repaid in full by the time 75% of the lots have been sold.  In order to reduce the credit risk associated with these loans, the Company requires the project’s loan to value ratio (on an as completed basis) to be not more than 75%.  The Company experienced $4,621 in net loan charge-offs on construction and development loans during 2013.

Residential construction loans are typically made for homes with a completed value in the range of $100 to $500 thousand.  Loans are typically made for a term of six months to twelve months.  Typically, these loans bear interest at a floating rate and the Company collects an origination fee.  The Company may renew these loans for an additional term (up to 24 months total) to allow the contractor time to market the home.  In order to reduce the credit risk with respect to these loans, the Company restricts the number and dollar amount of loans that are made for homes being built on a speculative basis and carefully manages its aggregate lending relationship with each borrower. There were no charge-offs on residential construction loans during 2013.

Interest reserves are established for certain ADC loans based on the feasibility of the project, the timeframe for completion, the creditworthiness of the borrower and guarantors, and collateral.  An interest reserve allows the borrower’s interest cost to be capitalized and added to the loan balance.  As a matter of practice GB&T does not generally establish loan funded interest reserves on ADC loans; however, the Company’s loan portfolio includes four loans with interest reserves at December 31, 2013. The following table details the loans and accompanying interest reserves as of December 31, 2013.

	December 31, 2013
		Reserves
	Balance	Original	Advanced	Remaining
	(Dollars in thousands)

Loan 1	$8,135	330	142	188
Loan 2	1,584	250	-	250
Loan 3	3,958	82	37	45
Loan 4	1,371	62	5	57

These ADC loans have not been renewed or restructured and as of December 31, 2013, are not on nonaccrual.

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

Residential Loans.   The Company originates, on a selective basis, residential loans for its portfolio on single and multi-family properties, both owner-occupied and non-owner-occupied.  At December 31, 2013, the Company held $175,295 of such loans representing 19.36% of the Company’s loan portfolio. This portfolio typically includes 15 or 30-year adjustable rate mortgage loans whose terms mirror those prevalent in the secondary market for mortgage loans or, less typically, floating rate non-amortized term loans for purposes other than acquisition of the underlying residential property.  Some 15 or 30 year fixed rate loans and 3, 5 and 10 year fixed rate balloon loans are maintained in the portfolio when there are compelling market reasons to do so.  Generally, all fixed rate residential loans are sold into the secondary market.  In the case of home equity loans and lines of credit, the underwriting criteria are the same as applied by the Company when making a first mortgage loan, as described above.  Home equity lines of credit typically mature ten years after their origination.  The Company experienced net loan charge-offs on residential loans of $1,287 during 2013.

The Company also originates both fixed and variable rate residential loans for sale into the secondary market, servicing released.  Loans originated for sale into the secondary market are approved for purchase by an investor prior to closing.  The Company generates loan origination fees, typically ranging from 1.00% to 1.50% of the loan balance, and servicing release fees, generally ranging from 0.25% to 0.75% of the loan balance. The Company bears minimal interest rate risk on these loans and only holds the loans temporarily until documentation can be completed to finalize the sale to the investor.  Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives.  Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest on the loan is locked.  The Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into, in order to hedge the change in interest rates resulting from its commitments to fund the loans.  Changes in the fair values of these derivatives are included in net gains on sales of loans.  Fair values of these derivatives were $31 and $19 as of December 31, 2013 and 2012, respectively.  The Company had $10,638 of loans held for sale at December 31, 2013.

Commercial Loans.  The Company makes loans for commercial purposes to various types of businesses.  At December 31, 2013, the Company held $202,074 of these loans, representing 22.31% of the total loan portfolio, excluding for these purposes commercial loans secured by real estate.  See “Real Estate Loans.”  Equipment loans are made for a term of up to seven years (more typically three to five years) at fixed or variable rates, with the loan being fully amortized over the term and secured by the financed equipment with a loan-to-value ratio based on the overall relationship and creditworthiness of the customer.  Working capital loans are made for a term typically not exceeding one year.  These loans are usually secured by accounts receivable or inventory, and principal is either repaid as the assets securing the loan are converted into cash, or principal is due at maturity.  The Company experienced net loan charge-offs on commercial loans of $247 during 2013.

Consumer Loans.  The Company makes a variety of loans to individuals for personal and household purposes, including secured and unsecured installment and term loans, and revolving lines of credit such as overdraft protection.  At December 31, 2013, the Company held $14,260 of consumer loans, representing 1.57% of total loans.  These loans typically carry balances of less than $25,000 and earn interest at a fixed rate.  Non-revolving loans are either amortized over a period generally not exceeding 60 months or are ninety-day term loans.  Revolving loans require monthly payments of interest and a portion of the principal balance (typically 2 to 3% of the outstanding balance). The Company experienced net charge-offs on consumer loans of $272 during 2013.

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

Deposits

The Company offers a variety of deposit programs to individuals and small to medium-sized businesses and other organizations at interest rates generally consistent with local market conditions.  The following table sets forth the mix of depository accounts for the Company as a percentage of total deposits at December 31, 2013.

Deposit Mix

	(Dollars in thousands)

Noninterest-bearing	$187,287	12.87%
NOW accounts	351,799	24.18%
Savings	521,656	35.87%
Money management accounts	16,065	1.10%
Time deposits
$100 and over	293,004	20.14%
Under $100	84,992	5.84%
	$1,454,803	100.00%

The Company accepts deposits at the main office location and eleven branch banking offices, each of which maintain an automated teller machine.  The Company is a member of the MasterCard Maestro and Cirrus networks, VISA Plus, and the “STAR” network of automated teller machines, which permits customers to perform certain transactions in many cities worldwide.  The Company controls deposit volumes primarily through the pricing of deposits and to a certain extent through promotional activities such as “free checking” and “Impact checking” and “premium interest savings”.  The Company also utilizes other sources of funding, specifically repurchase agreements, Federal Home Loan Bank borrowings and brokered certificates of deposit.  Deposit rates are set weekly by executive management of the Company.  Management believes that the rates it offers are competitive with, or in some cases, slightly above those offered by other institutions in its market area.  The Company does not actively solicit deposits outside of its market area.

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

Current Capital Requirements.  The minimum guideline for the ratio of total capital to risk-weighted assets, and classification as “adequately capitalized,” is 8%.  A bank that fails to meet the required minimum guidelines is classified as “undercapitalized” and subject to operating and management restrictions.  However, a bank that exceeds its capital requirements and maintains a ratio of total capital to risk-weighted assets of 10% is classified as “well capitalized.”  As of December 31, 2013, GB&T was “well capitalized.”

Total capital consists of two components: Tier 1 Capital and Tier 2 Capital.  Tier 1 Capital includes common equity, qualifying non-cumulative perpetual preferred stock, qualifying minority interests in equity accounts of consolidated subsidiaries, and limited amount of qualifying trust preferred securities, certain minority interests and qualifying cumulative perpetual preferred stock.  Goodwill, most intangible assets and certain other assets are deducted.  Tier 2 capital includes, among other things, perpetual preferred stock and trust preferred securities not meeting the Tier 1 definition, qualifying mandatory convertible debt securities, qualifying subordinated debt, and allowances for loan losses, subject to limitations.  The Company’s ratio of total capital to risk-weighted assets was 15.44% and the ratio of Tier 1 Capital to risk-weighted assets was 14.18% at December 31, 2013.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies.  These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve Board’s risk-based capital measure for market risk.  All other bank holding companies generally are required to maintain a leverage ratio of at least 4%.  At December 31, 2013, our leverage ratio was 9.37%.  The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets.  The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

Prospective Capital Requirements.  On July 2, 2013, the Federal Reserve Board of Governors approved a final rule implementing Basel III’s higher minimum capital standards for most banking organizations.  The FDIC followed suit, approving the new regulatory capital requirements as an interim final rule.

The new capital rules include a new minimum common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets, which is in addition to the Tier 1 and Tier 2 risk-based capital requirements.   The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%.  The required minimum ratio of total capital to risk-weighted assets will remain 8.0%.

The new risk-based capital requirements (except for the capital conservation buffer) will become effective on January 1, 2015 for banking organizations with less than $250 billion in consolidated assets or those with significant foreign exposures.  The capital conservation buffer will be phased in over four years beginning on January 1, 2016.

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

As of December 31, 2013, GB&T qualified for the well capitalized category. A “well-capitalized” bank is one that is not required to meet and maintain a specific capital level for any capital measure pursuant to any written agreement, order, capital directive, or other remediation, and significantly exceeds all of its capital requirements, which include maintaining a total risk-based capital ratio of at least 10%, a tier 1 risk-based capital ratio of at least 6%, and a tier 1 leverage ratio of at least 5%.  Generally, a classification as well capitalized will place a bank outside of the regulatory zone for purposes of prompt corrective action.  However, a well-capitalized bank may be reclassified as “adequately capitalized” based on criteria other than capital if the federal regulator determines that a bank is in an unsafe or unsound condition or is engaged in unsafe or unsound practices requiring certain remedial action.

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

The assessment base is calculated using the average consolidated total assets of an insured depository institution less the average tangible equity (Tier 1 capital) of such institution.  The FDIC utilizes a risk-based assessment system in which institutions will be subject to assessment rates ranging from 2.5 to 45 basis points, subject to adjustments for unsecured debt and, in certain cases, brokered deposits.

The FDIC Board may, without further notice-and-comment rulemaking, adopt rates that are higher or lower than the stated base assessment rates, provided that the FDIC cannot (i) increase or decrease the total rates from one quarter to the next by more than two basis points, or (ii) deviate by more than two basis points from the stated base assessment rates.  A decreasing schedule of assessment rates will take effect when the DIF reserve ratio first meets or exceeds 1.15%.  If the DIF reserve ratio meets or exceeds 1.15%, base assessment rates would range from 1.5 to 40 basis points; if the DIF reserve ratio meets or exceeds 2%, base assessment rates would range from 1 to 38 basis points; and if the DIF reserve ratio meets or exceeds 2.5%, base assessment rates would range from 0.5 to 35 basis points.  All base assessment rates would continue to be subject to adjustments for unsecured debt and brokered deposits.

The FDIC also collects a deposit-based assessment from insured financial institutions on behalf of The Financing Corporation (“FICO”).  The funds from these assessments are used to service debt issued by FICO in its capacity as a financial vehicle for the Federal Savings & Loan Insurance Corporation.  The FICO assessment rate is set quarterly and in 2013 was 0.64 cents per $100 of assessable deposits.  These assessments will continue until the debt matures between 2017 and 2019.

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

Allowance for Loan Losses.  The Allowance for Loan Losses (the “ALLL”) represents one of the most significant estimates in the Company’s financial statements and regulatory reports.  Because of its significance, the Company has developed a system by which it develops, maintains and documents a comprehensive, systematic and consistently applied process for determining the amounts of the ALLL and the provision for loan losses.  The Interagency Policy Statement on the Allowance for Loan Losses, issued in 2006, encourages all banks to ensure controls are in place to consistently determine the ALLL in accordance with generally accepted accounting principles in the United States (“GAAP”), the bank’s stated policies and procedures, management’s best judgment and relevant supervisory guidance.  Consistent with supervisory guidance, GB&T maintains a prudent and conservative, but not excessive, ALLL, that is at a level that is appropriate to cover estimated credit losses on individually evaluated loans determined to be impaired as well as estimated credit losses inherent in the remainder of the loan portfolio.  Management’s estimate of credit losses reflects consideration of all significant factors that affect the collectability of the portfolio as of the evaluation date.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.”

Commercial Real Estate Lending.  Our lending operations may be subject to enhanced scrutiny by federal banking regulators based on its concentration of commercial real estate loans.  In 2006, the federal banking regulators issued final guidance to remind financial institutions of the risk posed by commercial real estate (“CRE”) lending concentrations.  CRE loans generally include land development, construction loans and loans secured by multifamily property, and nonfarm, nonresidential real property where the primary source of repayment is derived from rental income associated with the property. The guidance prescribes the following guidelines for its examiners to help identify institutions that are potentially exposed to significant CRE risk and may warrant greater supervisory scrutiny:

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

Limitations on Senior Executive Compensation.   In 2010, federal banking regulators issued guidance designed to help ensure that incentive compensation policies at banking organizations do not encourage excessive risk-taking or undermined the safety and soundness of the organization.  In connection with this guidance, the regulatory agencies announced that they will review incentive compensation arrangements as part of the regular, risk-focused supervisory process.  Regulatory authorities may also take enforcement action against a banking organization if its incentive compensation arrangement or related risk management, control, or governance processes pose a risk to the safety and soundness of the organization and the organization is not taking prompt and effective measures to correct the deficiencies.  To ensure that incentive compensation arrangements do not undermine safety and soundness at insured depository institutions, the incentive compensation guidance sets forth the following key principles:

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

The Dodd-Frank Act. The Dodd-Frank Wall Street Reform and Consumer Protection Act, which was enacted in 2010, has had a broad impact on the financial services industry, including significant regulatory and compliance changes previously discussed and including, among other things, (i) enhanced resolution authority of troubled and failing banks and their holding companies; (ii) increased regulatory examination fees; and (iii) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector.  Additionally, the Dodd-Frank Act establishes a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve Board, the Office of the Comptroller of the Currency and the FDIC.

Some of the Dodd-Frank Act’s most far-reaching provisions, such as those regulating derivatives and proprietary trading activity and hedge funds, providing for enhanced supervision of “systemically significant” institutions, and phasing out Tier 1 capital treatment for trust preferred securities, apply only to institutions with over $10 billion in assets or to business lines in which the Company and GB&T do not engage.   Certain provisions do, however, apply to or affect us, including provisions that:

●	Changed the assessment base for federal deposit insurance from a deposit-based to an asset-based calculation as described in “—FDIC Insurance Assessments” above;
●	Made permanent the $250,000 limit for federal deposit insurance;
●	Repealed the federal prohibition on payment of interest on demand deposits;
●	Imposed new mortgage lending requirements, including minimum underwriting standards, originator compensation restrictions, consumer protections for certain types of loans, and disclosure to borrowers;
●	Apply to bank holding companies the same leverage and risk-based capital requirements that apply to insured depository institutions;
●	Permit de novo and interstate branching as described in “—Branching” above; and
●	Imposed new limits on affiliate transactions as described in “—Restrictions on Affiliate Transactions” above.

Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies, the full extent of the impact such requirements will have on financial institutions’ operations is unclear.  The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business.  These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.

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

18

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

In addition to considering the financial strength and cash flow characteristics of borrowers, we often secure loans with real estate collateral.  At December 31, 2013, approximately 76.09% of our loans had real estate as a primary or secondary component of collateral.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  If we are required to liquidate the collateral securing a significant loan or collection of loans to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.   See the disclosure below under “An economic downturn, especially one affecting our market areas, could adversely affect our financial condition, results of operations, or cash flows.”

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

The amount of “other real estate owned” (“OREO”) may increase significantly, resulting in additional losses, and costs and expenses that will negatively affect our operations

At December 31, 2013, we had a total of $1,014 of OREO as compared to $3,490 at December 31, 2012 and $6,209 at December 31, 2011.  In general, OREO levels relate to the ongoing process of resolving problem credits, slow economic activity, and a slow residential real estate market.  If we experience an increase in these factors in our market area, the amount of OREO may increase in 2014.  Elevated levels of OREO increase our losses and the costs and expenses of maintaining the real estate.  Any increase in losses, maintenance costs and expenses due to OREO may have material adverse effects on our business, financial condition, and results of operations.  Such effects may be particularly pronounced in a market of reduced real estate values and excess inventory, which may make the disposition of OREO properties more difficult, increase maintenance costs and expenses, and reduce our ultimate realization from any OREO sales.

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

The Company recognized other-than-temporary impairment charges of $0 and $9 for the years ended December 31, 2013 and 2012, respectively.

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

Our profitability depends substantially upon our net interest income.  Net interest income is the difference between the interest earned on assets, such as loans and investment securities, and the interest paid for liabilities, such as savings and time deposits and out-of-market certificates of deposit.  Market interest rates for loans, investments and deposits are highly sensitive to many factors beyond our control.  Our interest rate spread (the difference between interest rates earned on assets and interest rates paid on liabilities) narrowed slightly in 2013 as a result of changing market conditions, policies of various government and regulatory authorities and competitive pricing pressures, and we cannot predict whether these rate spreads will narrow even further.  Further narrowing of interest rate spreads could adversely affect our financial condition and results of operations.  In addition, we cannot predict whether interest rates will continue to remain at present levels.  Changes in interest rates may cause significant increases or decreases in our net interest income. Depending on our portfolio of loans and investments, our results of operations may be adversely affected by changes in interest rates.  See “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Asset/Liability Management, Interest Rate Sensitivity and Liquidity.”

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

Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures.  Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objective of the system are met.  Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations and financial condition.

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

We make no assurances that we will pay any dividends in the future.  Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, regulatory restrictions and other factors that our Board of Directors may deem relevant.  The holders of our common stock are entitled to receive dividends when, and if declared by our Board of Directors out of funds legally available for that purpose.  As part of our consideration of whether to pay cash dividends, we intend to retain adequate funds from future earnings to support the development and growth of our business.  In addition, our ability to pay dividends is restricted by federal policies and regulations and by the terms of our existing indebtedness.  It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of net income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition.  Further, our principal source of funds to pay dividends are cash dividends that we receive from our subsidiaries.  See “Business — Supervision and Regulation — Payment of Dividends.”

Holders of our subordinated debentures have rights that are senior to those of our common shareholders.

We have supported our continued growth by issuing trust preferred securities from special purpose trusts and accompanying subordinated debentures.  We have also issued a subordinated debenture to an entity affiliated with one of our directors, as is further described in Note 11 to our Consolidated Financial Statements included elsewhere in this report.  At December 31, 2013, we had outstanding subordinated debentures totaling $21,547 and may issue additional trust preferred securities or incur further indebtedness in the future.  We unconditionally guarantee the payment of principal and interest on the trust preferred securities.  The debentures described above are senior to our common stock.  As a result, we must make payments on the subordinated debentures before we can pay any dividends on our common stock.  In the event of our bankruptcy, dissolution or liquidation, holders of our subordinated debentures must be satisfied before any distributions can be made on our common stock.  We have the right to defer distributions on the subordinated debentures relating to our trust preferred securities (and dividend payments on the related trust preferred securities) for up to five years, but during that time we would not be able to pay dividends on our common stock.

Our directors and executive officers own a significant portion of our common stock and can influence shareholder decisions.

Our directors, executive officers and relatives of directors, as a group, beneficially owned approximately 53.31% of our fully diluted outstanding common stock as of February 21, 2014.  As a result of their ownership, the directors and executive officers will have the ability, if they voted their shares in concert, to control the outcome of all matters submitted to our shareholders for approval, including the election of directors.

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

The Company owns 24,000 square feet of commercial office space located at 3515 Wheeler Road, across the street from the main office.  This office space is partially leased but mainly occupied by the Company’s mortgage operations, wealth management and construction lending departments.

The Company also owns a commercial building with approximately 45,000 square feet of office space on Columbia Road in Martinez.  Operational functions including data processing, deposit operations, human resources, loan operations, credit administration and accounting are located in this facility.

The Company’s automated teller machine network includes one drive-up machine located in a major retail shopping area as well as machines located at all twelve banking offices.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of February 21, 2014, there were approximately 935 holders of record of the Company’s common stock.  As of February 21, 2014, there were 6,680,641 shares of the Company’s common stock outstanding.   The Company’s common stock is traded on OTCQB, the marketplace for companies that are current in their reporting with a U.S. regulator, under the trading symbol “SBFC”.  The following table reflects the range of high and low bid quotations in the Company’s common stock and cash dividends paid per share of common stock for the past two years:

Southeastern Bank Financial Corporation Stock Price and Dividends

	Stock Price
	Low	High	Dividend
Quarter ended
March 31, 2012	10.00	12.00	0.00
June 30, 2012	11.75	14.00	0.00
September 30, 2012	13.73	15.00	0.00
December 31, 2012	13.85	17.00	0.00

Quarter ended
March 31, 2013	16.30	20.50	0.00
June 30, 2013	19.05	24.00	0.13
September 30, 2013	19.42	20.75	0.13
December 31, 2013	20.05	21.42	0.13

Period ended
February 21, 2014	20.35	22.50	0.13

No cash dividends were paid on the common stock of the Company in 2012.  In April 2013 the Company reinstated its quarterly cash dividends and declared cash dividends of $0.13 per share on April 24, 2013, July 17, 2013, October 17, 2013 and January 15, 2014.  The Company’s primary sources of income are dividends and other payments received from its subsidiary.  The amount of dividends that may be paid by GB&T to the Company depends upon the subsidiary’s earnings and capital position and is limited by federal and state law, regulations and policies.  See “Business – Supervision and Regulation – Payment of Dividends.”

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

The Company’s ability to pay cash dividends is further subject to continued payment of interest that is owed on subordinated debentures issued in connection with the Southeastern Bank Financial Statutory Trust I issuance in December 2005 of $10,000 of trust preferred securities, the Southeastern Bank Financial Trust II issuance in March 2006 of $10,000 of trust preferred securities, and the issuance in May 2009 of $2,947 of subordinated debentures to R.W. Pollard Enterprises, LLLP.  On May 14, 2012, the Company redeemed $1,400 of the debenture to R.W. Pollard Enterprises, LLLP.  As of December 31, 2013, the Company had approximately $21,547 of subordinated debentures outstanding.  On $20,000 of the subordinated debt, the Company has the right to defer payment of interest for a period not exceeding 20 consecutive quarters.  If the Company defers, or fails to make, interest payments on the subordinated debentures, the Company will be prohibited, subject to certain exceptions, from paying cash dividends on common stock until all deferred interest is paid and interest payments on the subordinated debentures resumes.

There were no shares repurchased under an existing stock repurchase plan or otherwise during the fourth quarter of 2013.

The Company did not sell any of its equity securities without registration under the Securities Act of 1933, as amended, during the fourth quarter of 2013.

See “Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for a table presenting information on equity securities subject to future issuance under the Company’s equity compensation plans.

Item 6. Selected Financial Data

The selected consolidated financial data presented on the following page as of December 31, 2013 and 2012 and for each of the years in the three-year period ended December 31, 2013 is derived from the audited consolidated financial statements and related notes included in this report and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  The selected consolidated financial data as of December 31, 2011, 2010, and 2009, and for the periods ending December 31, 2010 and 2009 is derived from audited consolidated financial statements that are not included in this report but that are included in the Annual Reports on Form 10-K filed with the Securities and Exchange Commission for those years.

Selected Consolidated Financial Data	2013	2012	2011	2010	2009
	(Dollars in thousands, except per share data)
Earnings
Total interest income	$62,314	$63,670	$67,640	$69,874	$70,760
Total interest expense	9,514	12,034	17,078	23,998	28,483
Net interest income	52,800	51,636	50,562	45,876	42,277
Provision for loan losses	7,438	8,141	12,584	15,801	30,904
Noninterest income	18,497	21,494	19,671	21,086	20,739
Noninterest expense	40,366	44,068	42,041	41,815	46,511
Net income (loss)	16,346	14,435	11,045	6,856	(7,985)
Per Share Data
Net income (loss)- Diluted	$2.45	$2.16	$1.65	$1.03	($1.24)
Book value	19.70	20.34	17.53	14.97	14.05
Cash dividends declared per common share	0.39	0.00	0.00	0.00	0.13
Weighted average common and common equivalent shares outstanding	6,678,914	6,678,215	6,676,774	6,674,224	6,422,867
Selected Average Balances
Assets	$1,693,257	$1,652,251	$1,605,489	$1,575,360	$1,476,887
Total loans (net of unearned income)	880,565	847,872	860,936	902,346	965,111
Deposits	1,451,693	1,426,282	1,406,494	1,367,416	1,221,100
Stockholders’ equity	135,219	126,605	107,980	100,719	100,760
Selected Year-End Balances
Assets	$1,689,326	$1,662,502	$1,614,773	$1,607,105	$1,491,119
Loans (net of unearned income)	905,713	871,447	846,010	874,095	937,489
Allowance for loan losses	26,409	28,846	29,046	26,657	22,338
Deposits	1,454,803	1,421,272	1,419,222	1,410,737	1,280,534
Short-term borrowings	2,355	976	701	8,818	20,788
Long-term borrowings	84,000	85,547	61,947	74,947	82,947
Stockholders’ equity	131,569	135,783	117,029	99,958	93,744
Selected Ratios
Return on average total assets	0.97%	0.87%	0.69%	0.44%	(0.54%)
Return on average equity	12.09%	11.40%	10.23%	6.81%	(7.92%)
Average earning assets to average total assets	93.20%	92.61%	92.34%	91.73%	91.54%
Average loans to average deposits	60.66%	59.45%	61.21%	65.99%	79.04%
Average equity to average total assets	7.99%	7.66%	6.73%	6.39%	6.82%
Net interest margin	3.35%	3.37%	3.41%	3.18%	3.12%
Operating efficiency	55.52%	59.53%	59.65%	62.66%	72.87%
Net charge-offs to average loans	1.12%	0.98%	1.18%	1.27%	2.42%
Allowance for loan losses to net loans (year-end)	2.92%	3.31%	3.43%	3.05%	2.38%
Risk-based capital
Tier 1 capital	14.18%	13.66%	13.01%	12.14%	11.06%
Total capital	15.44%	14.96%	14.39%	13.59%	12.55%
Tier 1 leverage ratio	9.37%	8.87%	8.21%	7.39%	7.51%

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

Overview

The Company’s services include the origination of residential and commercial real estate loans, construction and development loans, and commercial and consumer loans.  The Company also offers a variety of deposit programs, including noninterest-bearing demand, interest checking, money management, savings, and time deposits.  In the Augusta-Richmond County, GA-SC metropolitan statistical area, the Company had 18.96% of all deposits and was the second largest depository institution and the largest locally based institution at June 30, 2013 based on deposit levels, as cited from the FDIC’s website.  Securities sold under repurchase agreements are also offered.  Additional services include wealth management, trust, retail investment, and mortgage.  As a matter of practice, most mortgage loans are sold in the secondary market; however, some mortgage loans are placed in the portfolio based on asset/liability management strategies.  The Company continues to concentrate on increasing its market share through various new deposit and loan products and other financial services, by adding locations, and by focusing on the customer relationship management philosophy.  The Company is committed to building lifelong relationships with its customers, employees, shareholders, and the communities it serves.

Net income in 2013 was $16,346 compared to $14,435 in 2012. Although economic conditions continued to contribute to problems with loan quality, earnings were positively impacted by an increase in net interest income of $1,164 due primarily to decreased funding costs.  In addition, the provision for loan loss expense decreased $703 and was primarily due to decreased losses on nonperforming assets.

The Company’s primary source of income is from its lending activities followed by interest income from its investment activities, service charges and fees on deposits, and gain on sales of mortgage loans in the secondary market.  Interest income on loans decreased primarily due to declining yields and volumes in the loan portfolio.  Service charges and fees on deposits increased $306 or 4.47% and reflected moderate increases in consumer and commercial NSF income on retail and business checking accounts, and increases in debit/ATM card interchange income.  Gain on sales of mortgage loans decreased $2,525 or 26.95% primarily due to a decline in production in the latter part of 2013 compared to 2012.  Retail investment income increased $158 or 8.14% due primarily to higher retail brokerage transaction volume. Trust service fees increased slightly due to an increase in assets under management. Salary and benefit expense decreased $2,810 or 10.85% and was due primarily to lower retirement and incentive expense, and slightly lower average FTE’s.  Occupancy expense decreased $372 or 9.09% due in part to decreased depreciation expense resulting from assets which became fully depreciated during the year. Additionally, other real estate losses decreased $1,143.

The Company continues to focus on the net interest margin, regulatory capital requirements, liquidity management, risk mitigation and expense control.  Problem asset resolution and balance sheet management, including rate changes on deposits, investment purchases and liability mix including wholesale funds levels have been key areas of focus in 2013.

Over the past four years, assets grew $198,207 from $1,491,119 at December 31, 2009 to $1,689,326 at December 31, 2013.  From year end 2009 to year end 2013, deposits increased $174,269, and loans decreased $31,776.  Net interest income for the year ended 2009 was $42,277 compared to net interest income of $52,800 in 2013.  The Company paid cash dividends of $0.13 per share each quarter beginning in 2004, but elected to suspend dividends effective April 22, 2009 to conserve capital.  On April 24, 2013, the Company reinstated quarterly cash dividends of $0.13 per share.

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

Fair Value of Financial Instruments

A significant portion of the Company’s assets are financial instruments carried at fair value. This includes securities available-for-sale, loans held for sale, certain impaired loans, mortgage banking derivatives and other real estate owned.  At December 31, 2013 and December 31, 2012 the percentage of total assets measured at fair value was 39.66% and 42.11% respectively.  The majority of assets carried at fair value are based on either quoted market prices or market prices for similar instruments.  At December 31, 2013, 1.40% of assets measured at fair value were based on significant unobservable inputs.  This consisted primarily of available-for-sale securities, impaired loans and other real estate.  This represents approximately 0.56% of the Company’s total assets. See Note 6 “Fair Value Measurements” in the “Notes to Consolidated Financial Statements” herein for additional disclosures regarding the fair value of financial instruments.

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

Investment Securities

The fair values for available-for-sale securities are generally based upon quoted market prices or observable market prices for similar instruments.  These values take into account recent market activity as well as other market observable data such as interest rate, spread and prepayment information.  When market observable data is not available, which generally occurs due to the lack of liquidity for certain securities, the valuation of the security is subjective and may involve substantial judgment.  The Company conducts periodic reviews to identify and evaluate each available-for-sale security that has an unrealized loss for other-than-temporary impairment.  An unrealized loss exists when the fair value of an individual security is less than its amortized cost basis.  The primary factors the Company considers in determining whether an impairment is other-than-temporary are the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and whether the Company intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis.  As of December 31, 2013, the Company had one available-for-sale security with a fair value of $110, which is approximately 0.01% of total assets, valued using unobservable inputs (Level 3). This security was a single issuer subordinated debenture issued by a financial institution.

Results of Operations

The Company recorded net income of $16,346 in 2013 compared to $14,435 in 2012. The increase in net income is primarily attributable to several factors including a decrease in noninterest expenses of $3,702, an increase in net interest income of $1,164, a decrease in provision for loan losses of $703 and to a lesser extent increases in service charges and fees on deposits, retail investment, trust and miscellaneous income. Partially offsetting these were gain on sales of loans which decreased $2,525 and investment securities gains (losses) which decreased $1,216.

Interest income decreased $1,356 or 2.13% to $62,314 in 2013.  The decrease was primarily to interest income on taxable investment securities which decreased $1,440 or 10.03% in 2013 and was caused primarily by a decline in yield from 2.54% in 2012 to 2.26% in 2013, a decrease of 28 basis points. The decrease in income was partially offset by a $6,063 increase in the average balance in 2013.  Interest income on tax-exempt investment securities increased $309 or 12.18% in 2013 primarily as a result of a an increase of $17,220 in average balance in 2013 offset in part by a decline in yield from 3.58% in 2012 to 3.23% in 2013, a decrease of 35 basis points. Interest income on loans decreased $214 from 2012 and was primarily the result of a decline in yield offset in part by additional volume. The average rate on loans dropped from 5.42% in 2012 to 5.21% in 2013, a decrease of 21 basis points.  Average loans increased from $847,872 in 2012 to $880,565 in 2013, an increase of $32,693 or 3.86%.

Interest expense decreased $2,520 or 20.94% to $9,514 in 2013.  Interest expense on deposits decreased $2,631 or 27.92% to $6,794 and was due primarily to declines in rates paid on deposits. Average interest bearing deposits were basically flat with the most significant shift in products being average time deposits decreasing by $15,460 and savings and money market accounts increasing by $13,158. Due to the low interest rate environment many customers have transferred out of time deposits to more liquid NOW and savings accounts.  Brokered CDs increased $8,016 or 5.22% and totaled $161,706 at year end 2013.

Noninterest income decreased $2,997 in 2013 and was due primarily to decreased gain on sale of loans of $2,525 and a decrease in investment securities gains of $1,216. These were somewhat offset by increased service charges and fees on deposits of $306, retail investment income which increased $158, cash surrender value of bank-owned life insurance which increased $75, trust services fees which increased $39 and miscellaneous income which increased $141.

Noninterest expense decreased $3,702 or 8.40% in 2013 mostly due to salaries and other personnel expense which decreased $2,810. In addition, occupancy costs and other real estate losses decreased $372 and $1,143, respectively. The operating efficiency ratio improved from 59.53% in 2012 to 55.52% in 2013.

The earnings performance of the Company is reflected in its return on average assets and average equity of 0.97% and 12.09%, respectively, during 2013 compared to 0.87% and 11.40%, respectively, during 2012.  Basic and diluted net income per share on weighted average common shares outstanding increased to $2.45 in 2013 compared to $2.16 in 2012 and $1.65 in 2011.

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

Average Balances, Income and Expenses, Yields and Rates

	Year Ended Dec. 31, 2013			Year Ended Dec. 31, 2012			Year Ended Dec. 31, 2011

	Average Amount	Average Yield or Rate	Amount Paid or Earned	Average Amount	Average Yield or Rate	Amount Paid or Earned	Average Amount	Average Yield or Rate	Amount Paid or Earned
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans	880,565	5.21%	45,863	847,872	5.42%	45,931	860,936	5.75%	49,511
Loans held for sale	20,113	3.06%	616	26,756	2.85%	762	16,995	3.09%	525
Investments
Taxable	571,532	2.26%	12,918	565,469	2.54%	14,358	525,975	2.94%	15,443
Tax-exempt	88,012	3.23%	2,846	70,792	3.58%	2,537	52,594	3.88%	2,041
Interest-bearing deposits in other banks	17,937	0.40%	71	19,243	0.43%	82	25,993	0.46%	120
Total interest-earning assets	1,578,159	3.95%	$62,314	1,530,132	4.16%	$63,670	1,482,493	4.56%	$67,640
Cash and due from banks	47,160			47,269			52,187
Premises and equipment	26,167			26,734			28,512
Other	69,894			77,859			70,822
Allowance for loan losses	(28,123)			(29,743)			(28,525)
Total assets	$1,693,257			$1,652,251			$1,605,489

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW accounts	$354,827	0.31%	$1,086	$349,347	0.44%	$1,527	$348,164	0.66%	$2,313
Savings and money management accounts	536,734	0.35%	1,889	523,576	0.54%	2,807	491,692	0.97%	4,762
Time deposits	386,045	0.99%	3,819	401,505	1.27%	5,091	433,421	1.70%	7,368
Federal funds purchased / securities sold under repurchase agreements	1,247	0.48%	6	1,895	0.63%	12	741	0.81%	6
Other borrowings	86,725	3.13%	2,714	80,182	3.24%	2,597	76,656	3.43%	2,629
Total interest-bearing liabilities	1,365,578	0.70%	9,514	1,356,505	0.89%	12,034	1,350,674	1.26%	17,078
Noninterest-bearing demand deposits	174,087			151,854			133,217
Other liabilities	18,373			17,287			13,618
Stockholders’ equity	135,219			126,605			107,980
Total liabilities and stockholders’ equity	$1,693,257			$1,652,251			$1,605,489

Net interest spread		3.25%			3.27%			3.30%
Benefit of noninterest sources		0.10%			0.10%			0.11%
Net interest margin/income		3.35%	$52,800		3.37%	$51,636		3.41%	$50,562

2013 compared with 2012:

Interest earning asset yields declined 21 basis points while interest bearing liability rates declined 19 basis points.  As a result the Company’s average interest rate spread contracted to 3.25% in 2013 as compared to 3.27% in 2012.  The year over year decline in asset yields and liability costs were a result of low market interest rates.  These factors have contributed to a decrease in the net interest margin from 3.37% in 2012 to 3.35% in 2013.

Average interest earning assets increased $48,027 and was funded principally by an increase in noninterest-bearing demand deposits of $22,233, an increase in average stockholders’ equity of $8,614, and an increase in average interest bearing liabilities of $9,073. Average interest-earning assets for 2013 were $1,578,159 or 93.21% of average total assets.

Interest income is the largest contributor to income and totaled $62,314 in 2013 compared to $63,670 in 2012, a decrease of $1,356 or 2.13%. The largest component is interest income on loans, including loan fees, which decreased $214 from $46,693 in 2012 to $46,479 in 2013. The decline was due primarily to lower average yields which declined from 5.42% in 2012 to 5.21% in 2013. The average yield decreased in part due to the low interest rate environment for new and renewing loans The Company has attempted to slow the decline in yields by enforcing established floors on loans but as loans mature the yields have fallen due to competitive reasons.  The reversal of interest income on loans placed on non-accrual declined from $312 in 2012 to $170 for the year ended 2013.

Interest income on taxable investment securities declined $1,440 or 10.03% and interest income on tax-exempt investment securities increased $309 or 12.18%.  Average taxable and tax-exempt investment balances increased $6,063 and $17,220 or 1.07% and 24.32% respectively, but the effect on income was substantially reduced due to a decline in the average portfolio yield. The average yield on the taxable investment portfolio declined from 2.54% in 2012 to 2.26% in 2013 and the average yield on the tax-exempt investment portfolio declined from 3.58% in 2012 to 3.23% in 2013. Yields on investments purchased during the year were generally lower in 2013 and were impacted by a high level of proceeds from maturities and calls and sales of available for sale securities which totaled $93,530 and $175,524, respectively. Some securities sales occurred based on asset liability strategies. Average yields on interest-earning assets were 3.95% in 2013, compared to 4.16% in 2012.

 Interest expense totaled $9,514 for 2013 compared to $12,034 in 2012, a decrease of $2,520 or 20.94%. The decline was due primarily to interest expense on deposits which decreased $2,631 from $9,425 in 2012 to $6,794 in 2013.  The decrease was primarily attributable to a decrease in rates paid on deposits. The average rate paid on NOW accounts decreased from 0.44% in 2012 to 0.31% in 2013. The average rate paid on savings and money management accounts decreased from 0.54% in 2012 to 0.35% in 2013 and the average rate paid on time deposits decreased from 1.27% in 2012 to 0.99% in 2013. The mix of interest bearing deposits also affects the interest rate spread.  During 2013 average time deposits decreased $15,460 while average savings and money management accounts increased $13,158.

The overall result was an increase in net interest income of $1,164 or 2.25% in 2013 over 2012.

A key performance measure for net interest income is the “net interest margin”, or net interest income divided by average interest-earning assets. Unlike the “net interest spread” (the difference between interest rates earned on assets and interest rates paid on liabilities), the net interest margin is affected by the level of non-interest sources of funding used to support interest-earning assets.  The Company’s net interest spread decreased 2bp to 3.25% in 2013 as did the net interest margin which decreased from 3.37% in 2012 to 3.35% in 2013.  The high level of competition in the local market for both loans and particularly deposits continues to influence the net interest margin.  The net interest margin continues to be partially supported by demand deposits which provide a noninterest-bearing source of funds.  The Company continues to focus on demand deposits and NOW accounts to help prevent further deterioration in the net interest margin.

2012 compared with 2011:

Interest earning asset yields declined 40 basis points while interest bearing liability rates declined 37 basis points.  As a result, the Company’s average interest rate spread contracted to 3.27% in 2012 as compared to 3.30% in 2011.  The year over year decline in asset yields and liability costs were a result of low market interest rates.  These factors have contributed to a decrease in the net interest margin from 3.41% in 2011 to 3.37% in 2012.

Average interest earning assets increased $47,639 and was funded principally by an increase in noninterest-bearing demand deposits of $18,637, an increase in average stockholders’ equity of $18,625, an increase in average interest bearing liabilities of $5,831, and a decrease in average cash and due from banks of $4,918. Average interest-earning assets for 2012 were $1,530,132, or 92.61% of average total assets.

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

Interest income on taxable investment securities declined $1,085 or 7.03% and interest income on tax-exempt investment securities increased $496 or 24.30%.  Average taxable and tax-exempt investment balances increased $39,494 and $18,198 or 7.51% and 34.60% respectively, but the effect on income was substantially reduced due to a decline in the average portfolio yield. The average yield on the taxable investment portfolio declined from 2.94% in 2011 to 2.54% in 2012 and the average yield on the tax-exempt investment portfolio declined from 3.88% in 2011 to 3.58% in 2012. Yields on investments purchased during the year were generally lower in 2012 and were impacted by a high level of proceeds from maturities and calls and sales of available for sale securities which totaled $208,707 and $170,284, respectively. Some securities sales occurred based on asset liability strategies. Average yields on interest-earning assets were 4.16% in 2012, compared to 4.56% in 2011.

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

Changes in the net interest income from period to period result from increases or decreases in the volume of interest-earning assets and interest-bearing liabilities, increases or decreases in the average rates earned and paid on such assets and liabilities, the ability to manage the earning asset portfolio, and the availability of particular sources of funds, such as noninterest-bearing deposits.  The following table: “Analysis of Changes in Net Interest Income” indicates the changes in the Company’s net interest income as a result of changes in volume and rate from 2012 to 2013, and 2011 to 2012. The low interest rate environment in 2013 resulted in continued decreases in yield on interest-earning assets but also the cost of interest-bearing liabilities. The analysis indicates that on an overall basis in 2013, decreases in average rate on interest earning assets reduced income more than the positive effect of increased volumes.  However, lower average rates paid on interest bearing liabilities reduced expense more than the reduction in income resulting in an increase in net interest income of $1,164  Declining rates in 2012 resulted in similar rate decreases on interest-earning assets and interest-bearing liabilities and resulted in an overall positive impact to net interest income.

Analysis of Changes in Net Interest Income

	2013 vs. 2012				2012 vs. 2011
	Increase (Decrease)				Increase (Decrease)
	Average Volume	Average Rate	Combined	Total	Average Volume	Average Rate	Combined	Total
		(Dollars in thousands)				(Dollars in thousands)
Interest-earning assets:

Loans	$1,771	($1,771)	($68)	($68)	($751)	($2,872)	$43	($3,580)
Loans held for sale	($189)	$57	($14)	($146)	$302	($41)	($24)	$237
Investments, taxable	154	(1,577)	(17)	(1,440)	1,160	(2,088)	(157)	(1,085)
Investments, tax-exempt	617	(248)	(60)	309	706	(156)	(54)	496
Interest-bearing deposits in other banks	(6)	(5)	0	(11)	(31)	(9)	2	(38)
Total	2,347	(3,544)	(159)	(1,356)	1,386	(5,166)	(190)	(3,970)

Interest-bearing liabilities:

NOW accounts	$24	($458)	($7)	($441)	$8	($791)	($3)	($786)
Savings and money management accounts	70	(964)	(24)	(918)	309	(2,126)	(138)	(1,955)
Time deposits	(196)	(1,119)	43	(1,272)	(543)	(1,872)	138	(2,277)
Federal funds purchased / securities sold under repurchase agreements	(4)	(3)	1	(6)	9	(1)	(2)	6
Other borrowings	212	(88)	(7)	117	121	(146)	(7)	(32)
Total	106	(2,632)	6	(2,520)	(96)	(4,936)	(12)	(5,044)

Change in net interest income				$1,164				$1,074

The variances for each major category of interest-earning assets and interest-bearing liabilities are attributable to (a) changes in volume (changes in volume times prior year rate), (b) changes in rate (changes in rate times prior year volume) and (c) combined (changes in rate times the change in volume).

Provision for Loan Losses

The provision for loan losses is the charge to operating earnings necessary to maintain the allowance for loan losses at a level which, in management’s estimate, is adequate to cover the estimated amount of probable incurred losses in the loan portfolio.  The provision for loan losses totaled $7,438 for the year ended December 31, 2013 compared to $8,141 for the year ended December 31, 2012.  See “Allowance for Loan Losses” for further analysis of the provision for loan losses.

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

2013 compared with 2012:

Noninterest income totaled $18,497 in 2013 compared to $21,494 in 2012, a decrease of $2,997 or 13.94%. The decrease was due primarily to gain on sale of loans which decreased $2,525 or 26.95% due to lower volume of loans originated for sale in third and fourth quarters. Other factors included a decrease in investment securities gains of $1,216. Somewhat offsetting were increased service charges and fees on deposits of $306 which was primarily due to increased interchange fees and increased consumer and commercial overdraft fees. Retail investment income increased $158, cash surrender value of bank-owned life insurance increased $75 and miscellaneous income increased $141.

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

      The following table presents the principal components of noninterest income for the last three years:

Noninterest Income

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)

Service charges and fees on deposits	$7,155	$6,849	$6,749
Gain on sales of loans	6,843	9,368	7,075
Gain on sale of fixed assets, net	26	10	71
Investment securities gains (losses), net of OTTI	(895)	312	1,017
Retail investment income	2,099	1,941	1,851
Trust service fees	1,185	1,146	1,128
Earnings from cash surrender value of bank-owned life insurance	1,187	1,112	1,035
Miscellaneous income	897	756	745
Total noninterest income	$18,497	$21,494	$19,671

Noninterest income as a percentage of total average assets	1.09%	1.30%	1.23%

Noninterest income as a percentage of total income	22.89%	25.24%	22.53%

Noninterest Expense

2013 compared with 2012:

Noninterest expense totaled $40,366 in 2013, a decrease of $3,702 or 8.40% over 2012.  The primary reason for the decrease was due to salaries and other personnel expense.

Salaries and other personnel expense decreased $2,810 or 10.85%. The decrease was attributable in large part to $1,925 reduction in deferred compensation expense caused by an increase in the discount rate used to value the salary continuation liability. In addition, commissions, incentive compensation, stock option expense and employer 401k contributions all decreased in 2013. Retirements and staffing changes in 2013 resulted in a decrease in full time equivalent employees of approximately 4 and contributed to the overall decrease in expense.

OREO losses totaled $642 and included $42 related to sales and $600 related to further write-downs on such properties due to either updated appraisals or other indications of value, compared to other real estate losses of $1,785 in 2012. Marketing expenses increased $160 or 9.63% due to higher levels of billboard and television advertising as well as increased business development expenditures.

FDIC insurance expense decreased $370 or 24.39% due to reductions in the assessment rate during 2013 and refunds received due to reclassification of certain corporate bonds for insurance assessment purposes. Occupancy expense decreased $372 or 9.09% in 2013 due primarily to reduced depreciation expense on furniture fixtures and equipment which became fully depreciated during the year. Data processing and other processing costs increased $94 or 6.39% and $178 or 9.13% respectively due primarily to increased software maintenance and automated teller processing expenses. Other operating expenses increased $223 or 7.07% and included $64 increase in staff development expenses for training and a $61 increase in operational losses primarily in unauthorized usage of customer credit cards.

2012 compared with 2011:

Noninterest expense totaled $44,068 in 2012, an increase of $2,027 or 4.82% over 2011.  The primary reason for the increase was due to salaries and other personnel expense.

Salaries and other personnel expense increased $2,666 or 11.48%. $1,167 of the increase was due to merit increases to employees of 3%, a slight increase in average full time equivalent employees and the addition of two senior level positions in the audit and compliance areas of the Bank that occurred in late 2011. In addition, incentive compensation accruals increased $408 due to achievement of financial goals, and deferred compensation expense increased $801 due to a decrease in the discount rate used to value the salary continuation liability. The remaining increase was related to commission expense, group insurance benefits cost, payroll taxes and retirement contributions offset in part by a decrease in stock option expense due to expiration of the vesting period on certain options.

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

The Company continues to monitor expenditures in all organizational units by utilizing specific cost-accounting and reporting methods as well as responsibility center budgeting.  The following table presents the principal components of noninterest expense for the years ended December 31, 2013, 2012 and 2011.

Noninterest Expense

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)

Salaries and other personnel expense	$23,079	$25,889	$23,223
Occupancy expense	3,722	4,094	4,359
Marketing & business development	1,821	1,661	1,367
Processing expense	2,127	1,949	1,744
Legal and professional fees	1,552	1,561	1,642
Data processing expense	1,566	1,472	1,722
FDIC insurance	1,147	1,517	1,813
Loss on sale of other real estate owned, net	42	635	435
Other real estate valuation allowance	600	1,150	1,464
Loan costs	1,333	986	817
Other expense	3,377	3,154	3,455
Total noninterest expense	$40,366	$44,068	$42,041

Noninterest expense as a percentage of total average assets	2.38%	2.67%	2.62%

Operating efficiency ratio	55.52%	59.53%	59.65%

The Company’s efficiency ratio (noninterest expense as a percentage of net interest income and noninterest income, excluding gains and losses on the sale of investments) decreased to 55.52% in 2013 compared to 59.53% in 2012, and 59.65% in 2011.

Income Taxes

Income tax expense totaled $7,147 in 2013 compared to $6,486 in 2012.  The effective tax rate as a percentage of pre-tax income was 30.42% in 2013, 31.00% in 2012, and 29.24% in 2011.

At December 31, 2013, the Company maintains net deferred tax assets of $21,023. The net deferred tax asset increased $10,617 from 2012 and was due primarily to increased deferred tax assets on unrealized losses on available-for-sale securities. A valuation allowance is required for deferred tax assets if, based on available evidence, it is more likely than not that all or some portion of the asset may not be realized due to the inability to generate sufficient taxable income in the period and/or of the character necessary to utilize the benefit of the deferred tax asset.  In making this assessment, all sources of taxable income available to realize the deferred tax asset are considered including taxable income in prior carry-back years, future reversals of existing temporary differences, tax planning strategies and future taxable income exclusive of reversing temporary differences and carryforwards.  Based on management’s assessment, no valuation allowance was deemed necessary at December 31, 2013.

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

Loans outstanding averaged $880,565 in 2013 compared to $847,872 in 2012 and $860,936 in 2011.  At December 31, 2013, loans totaled $905,713 compared to $871,447 at December 31, 2012, an increase of $34,266 or 3.93%.

The Company experienced significant decreases in loan volumes and balances during 2010 and 2011. Loan demand remained weak until the latter part of 2012 when loans began to increase. Loans continued to increase moderately during 2013 and resulted in a $32,693 or 3.86% increase in average loans outstanding contributing to a positive volume variance in interest income. In addition, the Company continued to remain focused on working through problem loans. The growth in loans came from commercial financial and agricultural loans which increased $27,521 or 15.77%, commercial and residential real estate which increased $9,690 or 2.82% and $7,256 or 4.32%, respectively. The increases in commercial, financial and agricultural loans can be attributed primarily to an increase in overall activity in the multi family sector as the Bank expanded relationships with several successful apartment developers.  Additionally, the bank expanded its lending within the medical sector resulting in a material increase in loans at year end. The increase in the commercial real estate occurred primarily in the owner occupied segment as loans moved from the construction phase into permanent loans.  Residential loans increased as the Bank elected to hold some permanent mortgages on its books. Acquisition development and construction loans decreased as loans moved from the construction phase into permanent loans as well some payoffs of built out developments late in the year.

In response to the economic environment over the last several years, management curtailed the origination and participation of new out of market ADC lending opportunities. Management also curtailed ADC lending in its primary market but has recently pursued new loans in these categories primarily to those borrowers with longstanding superior credit relationships with the bank, having a manageable number of speculative houses in inventory. The Company does now also selectively pursue loans in the commercial construction segment of ADC for owner occupied and non owner occupied properties when there is a committed permanent takeout or when the Bank will hold the permanent loan.  As a result of these strategies, in 2013 the out of market ADC portfolio increased $9,795 or 36.09% and the Central Savannah River Area (“CSRA”) ADC portfolio decreased $21,047 or 14.55%.

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

	Loan Portfolio Composition

	December 31,
	2013		2012		2011		2010		2009
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
			(Dollars in thousands)
Commercial financial and agricultural	$202,074	22.31%	$174,553	20.03%	$171,750	20.30%	$189,128	21.64%	$173,974	18.56%
Real estate
Commercial	353,353	39.01%	343,663	39.44%	332,666	39.32%	327,458	37.46%	322,864	34.44%
Residential	175,295	19.36%	168,039	19.28%	159,022	18.80%	157,680	18.04%	147,403	15.72%
Acquisition, development and construction	160,498	17.72%	171,750	19.71%	168,050	19.86%	182,412	20.87%	270,062	28.81%
Total real estate	689,146	76.09%	683,452	78.43%	659,738	77.98%	667,550	76.37%	740,329	78.97%
Lease financing	0	0.00%	0	0.00%	0	0.00%	0	0.00%	0	0.00%
Consumer
Direct	13,619	1.50%	12,785	1.47%	13,600	1.61%	15,643	1.79%	20,507	2.19%
Indirect	29	0.00%	105	0.01%	384	0.05%	899	0.10%	1,898	0.20%
Revolving	612	0.07%	502	0.05%	428	0.05%	870	0.10%	836	0.09%
Total consumer	14,260	1.57%	13,392	1.53%	14,412	1.71%	17,412	1.99%	23,241	2.48%
Deferred loan origination costs (fees)	233	0.03%	50	0.01%	110	0.01%	5	0.00%	(55)	(0.01%)
Total	$905,713	100.00%	$871,447	100.00%	$846,010	100.00%	$874,095	100.00%	$937,489	100.00%

Loans may be periodically renewed with principal reductions and appropriate interest rate adjustments.  Loan maturities as of December 31, 2013 are set forth in the following table based upon contractual terms.  Actual cash flows may differ as borrowers generally have the right to prepay without prepayment penalties.

Loan Maturity Schedule
At December 31, 2013

	Within	One to Five	After Five
	One Year	Years	Years	Total
	(Dollars in thousands)

Commercial, financial and agricultural	$56,742	$94,478	$50,854	$202,074
Real Estate
Commercial	79,464	155,341	118,548	353,353
Residential	34,871	62,831	77,593	175,295
Acquisition, development and construction	101,945	57,037	1,516	160,498
Consumer	3,394	9,100	1,766	14,260
Deferred loan origination costs (fees)	233	-	-	233
Total loans	$276,649	$378,787	$250,277	$905,713

The following table presents an interest rate sensitivity analysis of the Company’s loan portfolio as of December 31, 2013.  The loans outstanding are shown in the time period where they are first subject to repricing.

Sensitivity of Loans to Changes in Interest Rates
At December 31, 2013

	Within	One to Five	After Five
	One year	Years	Years	Total
	(Dollars in thousands)
Loans maturing or repricing with:
Predetermined interest rates	$206,096	$382,505	$56,759	$645,360
Floating or adjustable interest rates	181,515	74,618	4,220	260,353
Total loans	$387,611	$457,123	$60,979	$905,713

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

If non accruing loans had been accruing interest under their original terms, approximately $311 in 2013, $1,271 in 2012 and $1,852 in 2011 would have been recognized as earnings.

The Company is required to identify impaired loans and evaluate the collectability of both contractual interest and principal of loans when assessing the need for a loss allowance.  Large pools of smaller balance homogeneous loans are collectively evaluated for impairment.  A loan is considered impaired, when based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note agreement. The amount of the impairment is measured based on the present value of future cash flows discounted at the loan’s effective interest rate or, if the loan is collateral dependent or foreclosure is probable, the fair value of collateral, less estimated selling expenses. Regulatory guidance is also considered.  At December 31, 2013 and 2012, the Company had total impaired loans of $24,316 and $29,526, respectively, which includes loans carried at fair value with a recorded investment of $9,135 and $12,760, respectively at December 31, 2013 and 2012.  Charge-offs of $2,879 and $5,794 were taken on these impaired loans during 2013 and 2012.

Non-performing assets include nonaccrual loans, loans past due 90 days or more, restructured loans and other real estate owned.  The following table, “Non-Performing Assets”, presents information on these assets as of December 31st, for the past five years.  Non-performing assets were $26,677 at December 31, 2013 or 2.94% of period end loans and other real estate owned.  This compares to $34,602 or 3.95% of total loans and other real estate owned at December 31, 2012.

At December 31, 2010 there were $69 of loans past due 90 days or more and still accruing.  There were no loans past due 90 days or more and still accruing at December 31, 2013, 2012, 2011 and 2009.  All loans past due 90 days or more are classified as nonaccrual loans unless lending management believes that both principal and interest are collectible, in which case the loan continues to accrue interest.

Troubled Debt Restructurings (TDRs) are troubled loans in which the original terms have been modified in favor of the borrower or either principal or interest has been forgiven, due to deterioration in the borrower’s financial condition.  There were $8,132 in TDRs at December 31, 2013, of which $1,896 were on nonaccrual status.  TDRs totaled $2,711 at December 31, 2012, of which $1,796 were on nonaccrual status.

	Non-Performing Assets

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$728	$2,358	$2,325	$2,924	$962
Real Estate:
Commercial	4,827	11,736	20,956	3,793	2,932
Residential	5,894	6,291	4,553	4,734	4,277
Acquisition, development and construction	7,907	9,712	14,732	11,953	23,755
Consumer	71	100	331	301	331
Total Nonaccrual loans	$19,427	$30,197	$42,897	$23,705	$32,257
Restructured loans (1)	$6,236	$915	$2,330	$2,544	$-
Other real estate owned	1,014	3,490	6,209	7,751	7,974
Total Nonperforming assets	$26,677	$34,602	$51,436	$34,000	$40,231

Loans past due 90 days or more and still accruing interest	$-	$-	$-	$69	$-

Allowance for loan losses to period end total loans	2.92%	3.31%	3.43%	3.05%	2.38%
Allowance for loan losses to period end nonaccrual loans	135.94%	95.53%	67.71%	112.45%	69.25%
Net charge-offs to average loans	1.12%	0.98%	1.18%	1.27%	2.42%
Nonperforming assets to period end loans	2.95%	3.97%	6.08%	3.89%	4.29%
Nonperforming assets to period end loans and other real estate owned	2.94%	3.95%	6.04%	3.86%	4.26%

(1) Restructured loans on nonaccrual status at year end are included under nonaccrual loans in the table.

Nonaccrual loans decreased $10,770 or 35.67% to $19,427 at December 31, 2013.

The table below provides additional detail on nonaccrual loans greater than $1,000 at December 31, 2013.

			Nonaccrual					Appraisal	Appraised
	Balance	Originated	Date	Trigger	Collateral	Allowance	Method	Date	Value
	(Dollars in thousands)

ADC Loan - Other	$4,595	03/23/07	05/06/13	financial condition	retail centers	-	collateral value	9/11 - 10/11	$5,599
Commercial Real Estate	3,353	08/29/08	11/18/11	bankruptcy	hotel	-	collateral value	12/12	4,275
ADC Loan - CSRA	1,776	12/28/11	12/28/12	financial condition	land	-	collateral value	03/13	2,573
	$9,724

Other, net	9,703
Nonaccrual loans at December 31, 2013	$19,427

The table below presents a roll forward of other real estate owned for the year ended December 31, 2013 and 2012, respectively.

Other Real Estate Owned

	2013	2012
	(Dollars in thousands)

Beginning balance, January 1	$3,490	$6,209
Additions	1,074	7,561
Increase in valuation allowance	(600)	(1,150)
Sales	(2,908)	(8,495)
Loss on sale of OREO, net	(42)	(635)
Ending balance, December 31	$1,014	$3,490

The following table provides details of other real estate owned as of December 31, 2013 and 2012, respectively.

Other Real Estate Owned

	2013	2012
	(Dollars in thousands)
Other Real Estate:
Real Estate
Commercial	$433	$2,838
Residential	24	180
Acquisition, development and construction	608	1,559
	1,065	4,577
Valuation allowance	(51)	(1,087)
	$1,014	$3,490

The net decrease in other real estate owned is due to the continuing process of resolving problem loans.

Potential Problem Loans

In addition to loans disclosed above as past due, nonaccrual and restructured as of December 31, 2013, management identified weaknesses in $16,489 of classified loans.  These loans, principally classified for regulatory purposes as substandard, are principally commercial real estate and ADC loans in the company’s primary market area.  Estimated potential losses from these potential credit weaknesses have been provided for in determining the allowance for loan losses at December 31, 2013.

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

Additions to the allowance for loan losses, which are expensed on the Company’s income statement as the “provision for loan losses”, are made periodically to maintain the allowance for loan losses at an appropriate level based upon management’s analysis of risk in the loan portfolio. The Company’s provision for loan losses in 2013 was $7,438, a decrease of $703, or 8.64% from the 2012 provision of $8,141.

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

51

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

	Allocation of the Allowance for Loan Loss

	December 31,
	2013		2012		2011		2010		2009
	Amount	Percent(1)	Amount	Percent(1)	Amount	Percent(1)	Amount	Percent(1)	Amount	Percent(1)

	(Dollars in thousands)
Balance at end of year
Applicable to:
Commercial, financial, and agricultural	$5,774	22.34%	$4,368	15.14%	$4,183	14.40%	$3,463	21.73%	$1,442	18.21%
Real estate
Commercial	8,981	39.01%	10,872	37.69%	10,761	37.05%	8,698	37.50%	5,709	33.10%
Residential	5,590	19.36%	5,677	19.68%	5,607	19.30%	5,372	18.00%	5,322	16.68%
Acquisition, development and construction	5,486	17.72%	7,436	25.78%	8,055	27.73%	8,493	20.87%	8,876	29.51%
Consumer loans to individuals	578	1.57%	493	1.71%	440	1.52%	631	1.90%	989	2.50%

Balance at end of year	$26,409	100.00%	$28,846	100.00%	$29,046	100.00%	$26,657	100.00%	$22,338	100.00%

(1) Percent of gross loans in each category to total loans adjusted for loans recorded at fair value

The following table provides details regarding charge-offs and recoveries by loan category during the most recent five year period, as well as supplemental information relating to both net loan losses, the provision and the allowance for loan losses during each of the past five years.  Net charge-offs for 2013 represented 1.12% of average loans outstanding, compared to 0.98% for 2012 and 1.18% for 2011.

	Allowances for Loan Losses

	At December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)

Total loans outstanding at end of period, net of unearned income	$905,713	$871,447	$846,010	$874,095	$937,489
Average loans outstanding, net of unearned income	$880,565	$847,872	$860,936	$902,346	$965,111
Balance of allowance for loan losses at beginning of year	$28,846	$29,046	$26,657	$22,338	$14,742

Charge-offs:
Commercial, financial and agricultural	335	919	2,296	1,139	1,120
Real estate - commercial	3,469	2,281	1,472	1,048	1,082
Real estate - residential mortgage	1,404	2,211	2,489	1,306	3,742
Real estate - acquisition, development and construction	5,098	3,151	4,118	8,656	17,573
Consumer	620	812	699	439	616
Total charge-offs	10,926	9,374	11,074	12,588	24,133

Recoveries of previous loan losses:
Commercial, financial and agricultural	88	241	162	234	363
Real estate - commercial	21	169	120	13	15
Real estate - residential mortgage	117	88	56	58	169
Real estate - acquisition, development and construction	477	209	106	543	6
Consumer	348	326	435	258	272
Total recoveries	1,051	1,033	879	1,106	825

Net loan losses	9,875	8,341	10,195	11,482	23,308
Provision for loan losses	7,438	8,141	12,584	15,801	30,904

Balance of allowance for loan losses at end of period	$26,409	$28,846	$29,046	$26,657	22,338

Allowance for loan losses to period end loans	2.92%	3.31%	3.43%	3.05%	2.38%
Net charge-offs to average loans	1.12%	0.98%	1.18%	1.27%	2.42%

At December 31, 2013, the allowance for loan losses declined to 2.92% of outstanding loans, from 3.31% at December 31, 2012 and 3.43% at December 31, 2011.  This is due to decreased non-performing loans, a decline in the average historical net loss rate and improving economic conditions.  Although net charge-offs have decreased from 2011, 2010 and 2009, the Company has continued to experience elevated levels of net charge-offs in the real estate ADC, commercial real estate and residential mortgage real estate categories in 2013.  Impaired loans are evaluated based on recent appraisals of the collateral.  Collateral values are monitored and further charge-offs are taken if it is determined that collateral values have continued to decline.

Net charge-offs totaled $9,875 at December 31, 2013, of which $4,621, or 46.79%, were related to ADC loans, $1,290 or 13.06% were related to residential real estate and $3,448 or 34.92% were related primarily to owner occupied commercial real estate.  The provisions for loan losses allocated to individual portfolio segments are affected by the calculation of average historical net loss rate factors and by the internal and external qualitative factors within each category.

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

Investment Securities

The Company’s investment securities portfolio decreased $4,760 to $649,979 at year-end 2013 from 2012.  The Company maintains an investment strategy of seeking portfolio yields within acceptable risk levels, as well as providing liquidity.  The Company maintains two classifications of investments:  “Held to Maturity” and “Available for Sale.” “Available for Sale” securities are carried at fair market value with related unrealized gains or losses included in stockholders’ equity as accumulated other comprehensive income, whereas the “Held to Maturity” securities are carried at amortized cost.  As a consequence, with a higher percentage of securities being placed in the “Available for Sale” category, the Company’s stockholders’ equity is more volatile than it would be if a larger percentage of investment securities were placed in the “Held to Maturity” category.  Although equity is more volatile, management has discretion, with respect to the “Available for Sale” securities, to proactively adjust to favorable market conditions in order to provide liquidity and realize gains on the sales of securities.  The changes in values in the investment securities portfolio are not taken into account in determining regulatory capital requirements. As of December 31, 2013, in addition to the U.S. Government agencies and government sponsored entities, there were four issuers who represented 10% or more of stockholders’ equity within the investment portfolio.  At December 31, 2013 the Company’s holdings of investment securities issued by GE Capital totaled $15,595 or 11.85% of stockholders equity, securities issued by JP Morgan Chase totaling $14,610 or 11.10% of stockholders’ equity, Goldman Sachs totaling $13,616 or 10.35% of stockholder’s equity and Wells Fargo totaling $13,399 or 10.18% of stockholders’ equity.  At December 31, 2012, in addition to the U.S. Government agencies and government sponsored entities, there were two issuers who represented 10% or more of stockholders’ equity within the investment portfolio.  The Company’s holdings of investment securities issued by SunTrust Banks totaled $15,414, or 11.35% of stockholders’ equity at December 31, 2012. The Company also had holdings of investment securities issued by Wells Fargo totaling $13,931 or 10.26% of stockholders’ equity at December 31, 2012.  As of December 31, 2013 and 2012, the estimated fair value of investment securities as a percentage of their amortized cost was 97.63% and 102.41%, respectively.  At December 31, 2013, the investment securities portfolio had gross unrealized gains of $4,833 and gross unrealized losses of $20,598, for a net unrealized loss of $15,765.  As of December 31, 2012 and 2011, the investment securities portfolio had a net unrealized gain of $15,431 and $8,212, respectively.  The following table presents the amortized cost of investment securities held by the Company at December 31, 2013, 2012 and 2011.

Investment Securities

	December 31,
	2013	2012	2011
	(Dollars in thousands)
Available for sale:
U.S. Government Agencies	$233,697	$230,609	$169,137
Obligations of states and political subdivisions	112,408	127,913	98,305
Mortgage-backed securities
U.S. GSE’s MBS - residential	132,586	106,757	154,130
U.S. GSE’s CMO	81,031	78,101	118,173
Other CMO	–	1,915	2,462
Corporate bonds	106,022	94,013	53,340
Total	$665,744	$639,308	$595,547

The following table represents maturities and weighted average yields of debt securities at December 31, 2013.  Yields are based on the amortized cost of securities.  Maturities are based on the contractual maturities.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Maturity Distribution and Yields of Investment Securities

	December 31, 2013
	Amortized Cost	Yield
	(Dollars in thousands)
Available for Sale:
Obligations of U.S. Government agencies
Over one through five years	$2,384	1.07%
Over five through ten years	63,043	2.29%
Over ten years	168,270	1.65%
Total	$233,697	1.82%

Obligations of states and political subdivisions (1)
Over one through five years	$6,458	3.65%
Over five through ten years	38,006	3.79%
Over ten years	67,944	5.03%
Total	$112,408	4.53%

Corporate bonds
One year or less	$5,008	2.56%
Over one through five years	58,952	2.59%
Over five through ten years	39,058	2.36%
Over ten years	3,004	3.94%
Total	$106,022	2.54%

U.S. GSE’s MBS - residential
Over one through five years	$2,329	1.09%
Over five through ten years	20,855	2.38%
Over ten years	109,402	2.44%
Total	$132,586	2.41%

U.S. GSE’s CMO
Over five through ten years	$3,237	1.16%
Over ten years	77,794	2.39%
Total	$81,031	2.34%

Total Investment Securities	$665,744	2.57%

(1)Tax-equivalent yield

Deposits

The Company’s average interest bearing liabilities increased $9,073 or 0.67% from 2012 to 2013.  Average noninterest-bearing deposits increased $22,233 or 14.64%.  Average borrowings increased $6,543 or 8.16% from 2012 to 2013.  The majority of the growth in deposits reflects the Company’s strategy of consistently emphasizing deposit growth, as deposits are the primary source of funding for balance sheet growth.  Borrowed funds consist of short-term borrowings, securities sold under agreements to repurchase with the Company’s commercial customers and reverse repurchase agreements with SunTrust Robinson Humphrey and Center State Bank, federal funds purchased, subordinated debentures and borrowings from the Federal Home Loan Bank.

Average interest-bearing liabilities increased $5,831 or 0.43% from 2011 to 2012, while average noninterest-bearing deposits increased $18,637 or 13.99% during the same period.

The following table presents the average amount outstanding and the average rate paid on deposits and borrowings by the Company for the years 2013, 2012 and 2011:

	Average Deposit and Borrowing Balances and Rates

	Year ended December 31,
	2013		2012		2011
	Average	Average	Average	Average	Average	Average
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)

Noninterest-bearing demand deposits	$174,087	0.00%	$151,854	0.00%	$133,217	0.00%
Interest-bearing liabilities:
NOW accounts	354,827	0.31%	349,347	0.44%	348,164	0.66%
Savings, money management accounts	536,734	0.35%	523,576	0.54%	491,692	0.97%
Time deposits	386,045	0.99%	401,505	1.27%	433,421	1.70%
Federal funds purchased / securities sold under repurchase agreements	1,247	0.48%	1,895	0.63%	741	0.81%
Other borrowings	86,725	3.13%	80,182	3.24%	76,656	3.43%
Total interest-bearing liabilities	$1,365,578	0.70%	$1,356,505	0.89%	$1,350,674	1.26%

Total noninterest & interest-bearing liabilities	$1,539,665		$1,508,359		$1,483,891

The following table presents the maturities of the Company’s time deposits over $100 at December 31, 2013:

Maturities of Time Deposits

Time Certificates
of Deposit of
$100 or More
(Dollars in thousands)
Months to Maturity
Within 3 months	$44,598
After 3 through 6 months	16,596
After 6 through 12 months	39,325
Within one year	100,519
After 12 months	192,485
Total	$293,004

This table indicates that less than half of time deposits of $100 or more have a maturity of less than twelve months.  This is reflective of both the Company’s market and recent interest rate environments.  In addition, the Company has issued brokered certificates of deposit in terms of two to five years to take advantage of the current low interest rate environment and thereby extend the maturity date of a portion of its liabilities.  At December 31, 2013, the Company had $141,454 of brokered certificates of deposit that mature after 12 months.

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

Unfunded commitments to extend credit where contractual amounts represent potential credit risk totaled $188,919 and $182,043 at December 31, 2013 and 2012, respectively.  This includes standby letters of credit of $4,050 at December 31, 2013 and $7,055 at December 31, 2012.  These commitments are primarily at variable interest rates.

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

Commitments and Contractual Obligations

	Less than	1 - 3	3 - 5	More than
	1 Year	Years	Years	5 Years
	(Dollars in thousands)
Lines of credit	$184,869	-	-	-
Standby letters of credit	4,050	-	-	-
Lease agreements	208	340	50	-
Deposits	1,219,512	152,016	82,732	543
Securities sold under repurchase agreements	808	-	-	-
Salary continuation agreements	156	660	1,435	27,959
FHLB advances	-	-	45,000	19,000
Subordinated debentures	1,547	-	-	20,000
Total commitments and contractual obligations	$1,411,150	153,016	129,217	67,502

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

On a quarterly basis, a twelve month simulation of net interest income and economic value of equity is performed based upon level plus and minus 100, 200, 300 and 400 basis point shocks. The primary method is a static simulation model based on current exposures to interest rates and assumes a constant balance sheet with no new growth. The results of the shocks are presented to a Board Committee on a quarterly basis and compared to the related policy limits. See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” for the net interest income simulation results for December 31, 2013 and 2012.

Liquidity

Management of the Company’s liquidity position is closely related to the process of asset/liability management.  Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to provide sufficient funds to cover deposit withdrawals and payment of debt and operating obligations.  The Company intends to meet its liquidity needs by managing cash and due from banks, federal funds sold and purchased, maturity of investment securities, principal repayments received from mortgage-backed securities and lines of credit as necessary.  GB&T maintains a line of credit with the Federal Home Loan Bank approximating 10% of its total assets.  Federal Home Loan Bank advances are collateralized by eligible first mortgages, commercial real estate loans and investment securities.  GB&T maintains repurchase lines of credit with SunTrust Robinson Humphrey, Atlanta, Georgia, for advances up to $20,000 of which no amounts were outstanding at December 31, 2013 and a $10,000 repurchase line of credit with Center State Bank, Orlando, Florida, of which no amounts were outstanding at December 31, 2013.  GB&T has a federal funds purchased accommodation with SunTrust Bank, Atlanta, Georgia, for advances up to $10,000, of which no were outstanding at December 31, 2013 and a federal funds purchased accommodation with Center State Bank, Orlando, Florida, for advances up to $10,000, of which no amounts were outstanding at December 31, 2013.  The Company also maintains a borrowing facility at the Federal Reserve Bank, under the Borrower-In-Custody Program, which no amounts outstanding at December 31, 2013.  Additionally, liquidity needs can be supplemented by the structuring of the maturities of investment securities and the pricing and maturities on loans and deposits offered to customers.  The Company also uses retail securities sold under repurchase agreements to fund operations.  Retail securities sold under repurchase agreements were $808 at December 31, 2013.

Capital

Total stockholders’ equity was $131,569 at December 31, 2013, a decrease of $4,214 or 3.10% from the previous year. The change in stockholders equity resulted from an increase in retained earnings of $13,741 and a decrease in accumulated other comprehensive income (loss) which decreased $18,053 from 2012 due primarily to a decline in market values of investment securities available for sale.   No shares of treasury stock were purchased in 2013.  The Company purchased 6,000 shares of treasury stock in 2012 at a cost of $83, which is shown as a reduction of stockholders’ equity.  The Company issued 2,562 and 775 shares of treasury stock in 2013 and 2012 at a price of $36 and $10, respectively, for the Director Stock Purchase Plan and issued 2,420 shares of treasury stock in 2013 at a price of $34 for stock options which were exercised.

The Company’s average equity to average total assets was 7.99% in 2013 compared to 7.66% in 2012 and 6.73% in 2011. Capital is considered to be adequate to meet present operating needs and anticipated future operating requirements.

Management is not aware of any trends, events or uncertainties that are reasonably likely to have a material effect on the Company’s capital resources or operations.  The following table presents the return on equity and assets for the years 2013, 2012 and 2011.

Return on Equity and Assets

	Years ended December 31,

	2013	2012	2011

Return on average total assets	0.97%	0.87%	0.69%

Return on average equity	12.09%	11.40%	10.23%

Average equity to average assets ratio	7.99%	7.66%	6.73%

At December 31, 2013, the Company was well above the minimum capital ratios required under the regulatory risk-based capital guidelines and was considered well capitalized.  The following table presents the capital ratios for the Company and its subsidiary.

ANALYSIS OF CAPITAL

	Required		Actual		Excess
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Southeastern Bank Financial Corporation
12/31/2013
Risk-based capital:
Tier 1 capital	$45,562	4.00%	$161,530	14.18%	$115,968	10.18%
Total capital	91,124	8.00%	175,918	15.44%	84,794	7.44%
Tier 1 leverage ratio	68,977	4.00%	161,530	9.37%	92,553	5.37%
12/31/2012
Risk-based capital:
Tier 1 capital	$43,235	4.00%	$147,691	13.66%	$104,456	9.66%
Total capital	86,470	8.00%	161,700	14.96%	75,230	6.96%
Tier 1 leverage ratio	66,585	4.00%	147,691	8.87%	81,106	4.87%

Georgia Bank & Trust Company
12/31/2013
Risk-based capital:
Tier 1 capital	$45,509	4.00%	$156,227	13.73%	$110,718	9.73%
Total capital	91,018	8.00%	170,599	14.99%	79,581	6.99%
Tier 1 leverage ratio	77,489	4.50%	156,227	9.07%	78,738	4.57%
12/31/2012
Risk-based capital:
Tier 1 capital	$43,140	4.00%	$143,449	13.30%	$100,309	9.30%
Total capital	86,279	8.00%	157,120	14.57%	70,841	6.57%
Tier 1 leverage ratio	74,703	4.50%	143,449	8.64%	68,746	4.14%

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

Cash Flows from Operating, Investing and Financing Activities

Net cash provided by operating activities was $49,327 in 2013, an increase of $15,818 from 2012.  Net cash provided by operating activities was $33,509 in 2012, an increase of $20,166 from 2011.

Net cash used in investing activities was $76,729 in 2013 compared to net cash used in investing activities of $85,345 in 2012. Changes included a lower investment securities portfolio in 2013 compared to 2012 and an increase in loans.  Loans increased $44,929 in 2013 compared to an increase in loans of $41,337 in 2012.  In addition, the Company received proceeds from sale of other real estate of $2,622.  Net cash used in investing activities was $85,345 in 2012 compared to net cash provided by investing activities of $4,392 in 2011.  The change was principally due to growth in the investment securities portfolio in 2012 compared to 2011 and an increase in loans.  Loans increased $41,337 in 2012 compared to a decrease in loans of $11,837 in 2011.  In addition, the Company received proceeds from sale of other real estate of $8,495.

Net cash provided by financing activities in 2013 was $30,850 as compared to net cash provided by financing activities of $25,883 in 2012.  The primary reason for the change was an increase in deposits of $33,531.  Net cash provided by financing activities in 2012 was $25,883 as compared to net cash used in financing activities of $13,009 in 2011.  The primary reason for the change was an increase in FHLB advances of $25,000 and an increase in deposits of $2,050.

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

In July 2013, the FASB amended existing guidance related to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists.  These amendments provide that an unrecognized tax benefit, or a portion thereof, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability.  These amendments are effective for interim and annual reporting periods beginning after December 15, 2013.  Early adoption and retrospective application is permitted. The adoption of this standard did not have a material impact on the Company’s results of operation or financial position.

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

The following table presents the Company’s projected changes in net interest income for the various rate shock levels as of December 31, 2013 and 2012.  Net interest income simulations for 100, 200, 300 and 400 basis point declines in market rates were not considered meaningful, given the current levels of short term market interest rates.

	Amount	Dollar Change	Percent Change
	(Dollars in thousands)
December 31, 2013
Base	49,417
+100 basis points	49,391	(26)	(0.05%)
+200 basis points	49,772	355	0.72%
+300 basis points	50,604	1,187	2.40%
+400 basis points	51,451	2,034	4.12%

December 31, 2012
Base	50,007
+100 basis points	50,300	293	0.59%
+200 basis points	50,319	312	0.62%
+300 basis points	50,895	888	1.78%
+400 basis points	51,403	1,396	2.79%

Item 8. Financial Statements and Supplementary Data

SOUTHEASTERN BANK FINANCIAL CORPORATION

66

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Southeastern Bank Financial Corporation
Augusta, Georgia

We have audited the accompanying consolidated balance sheets of Southeastern Bank Financial Corporation as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southeastern Bank Financial Corporation as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Southeastern Bank Financial Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2014 expressed an unqualified opinion thereon.

/s/ Crowe Horwath LLP

Oak Brook, Illinois
February 26, 2014

SOUTHEASTERN BANK FINANCIAL CORPORATION
Consolidated Balance Sheets
December 31, 2013 and 2012

	2013	2012
	(Dollars in thousands, except share data)
Assets
Cash and due from banks	$36,766	39,566
Interest-bearing deposits in other banks	10,570	4,322
Cash and cash equivalents	47,336	43,888

Available-for-sale securities	649,979	654,739

Loans held for sale	10,638	30,051
Loans	905,713	871,447
Less allowance for loan losses	26,409	28,846
Loans, net	879,304	842,601

Premises and equipment, net	27,003	26,145
Accrued interest receivable	6,221	6,603
Goodwill, net	140	140
Bank-owned life insurance	35,745	34,825
Restricted equity securities	4,870	5,296
Other real estate owned	1,014	3,490
Prepaid FDIC assessment	—	2,024
Deferred tax asset	21,023	10,406
Other assets	6,053	2,294
	$1,689,326	1,662,502
Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	187,287	158,066
Interest-bearing:
NOW accounts	351,799	349,531
Savings	521,656	504,194
Money management accounts	16,065	18,033
Time deposits of $100 or more	293,004	280,871
Other time deposits	84,992	110,577
	1,454,803	1,421,272

Securities sold under repurchase agreements	808	976
Advances from Federal Home Loan Bank	64,000	64,000
Accrued interest payable and other liabilities	16,599	18,924
Subordinated debentures	21,547	21,547
Total liabilities	1,557,757	1,526,719
Stockholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; 0 shares outstanding in 2013 and 2012, respectively	—	—
Common stock, $3.00 par value; 10,000,000 shares authorized; 6,680,225 and 6,680,225 shares issued in 2013 and 2012, respectively; 6,679,982 and 6,675,000 shares outstanding in 2013 and 2012, respectively	20,041	20,041
Additional paid-in capital	62,863	62,835
Retained earnings	58,769	45,028
Treasury stock, at cost; 243 and 5,225 shares in 2013 and 2012, respectively	(3)	(73)
Accumulated other comprehensive income (loss), net	(10,101)	7,952
Total stockholders’ equity	131,569	135,783
	$1,689,326	1,662,502

See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION
Consolidated Statements of Comprehensive Income (Loss)
Years ended December 31, 2013, 2012 and 2011

	2013	2012	2011
	(Dollars in thousands, except share data)
Interest income:
Loans, including fees	$46,479	46,693	50,036
Investment securities:
Taxable	12,918	14,358	15,443
Tax-exempt	2,846	2,537	2,041
Interest-bearing deposits in other banks	71	82	120
Total interest income	62,314	63,670	67,640
Interest expense:
Deposits	6,794	9,425	14,443
Securities sold under repurchase agreements	6	12	6
Other borrowings	2,714	2,597	2,629
Total interest expense	9,514	12,034	17,078
Net interest income	52,800	51,636	50,562
Provision for loan losses	7,438	8,141	12,584
Net interest income after provision for loan losses	45,362	43,495	37,978
Noninterest income:
Service charges and fees on deposits	7,155	6,849	6,749
Gain on sales of loans	6,843	9,368	7,075
Gain on sale of fixed assets, net	26	10	71
Investment securities gains (losses), net (includes ($895), $312 and $1,017 accumulated other comprehensive income reclassifications for unrealized gains (losses) on available-for-sale securities)	(895)	321	1,119
Other-than-temporary loss
Total impairment loss	—	(13)	(191)
Less loss recognized in other comprehensive income	—	(4)	(89)
Net impairment loss recognized in earnings	—	(9)	(102)
Retail investment income	2,099	1,941	1,851
Trust services fees	1,185	1,146	1,128
Earnings from cash surrender value of bank-owned life insurance	1,187	1,112	1,035
Miscellaneous income	897	756	745
Total noninterest income	18,497	21,494	19,671
Noninterest expense:
Salaries and other personnel expense	23,079	25,889	23,223
Occupancy expenses	3,722	4,094	4,359
Other real estate losses, net	642	1,785	1,899
Other operating expenses	12,923	12,300	12,560
Total noninterest expense	40,366	44,068	42,041
Income before income taxes	23,493	20,921	15,608
Income tax expense	7,147	6,486	4,563
Net income	$16,346	14,435	11,045
Other comprehensive income (loss):
Unrealized gain (loss) on derivatives	1,648	(154)	(2,262)
Unrealized gain (loss) on securities available-for-sale	(32,090)	7,530	12,884
Reclassification adjustment for realized (gain) loss on securities, net of OTTI	895	(312)	(1,017)
Tax effect	11,494	(2,748)	(3,736)
Total other comprehensive income (loss)	(18,053)	4,316	5,869
Comprehensive income (loss)	$(1,707)	18,751	16,914

			(continued)

SOUTHEASTERN BANK FINANCIAL CORPORATION
Consolidated Statements of Comprehensive Income (Loss)
Years ended December 31, 2013, 2012 and 2011

(continued)

	2013	2012	2011

Basic net income per share	$2.45	2.16	1.65
Diluted net income per share	2.45	2.16	1.65
Weighted average common shares outstanding	6,678,914	6,678,215	6,676,774
Weighted average number of common and common equivalent shares outstanding	6,678,914	6,678,215	6,676,774

See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION
Consolidated Statements of Stockholders’ Equity
Years ended December 31, 2013, 2012 and 2011
(In thousands)

						Accumulated
	Common stock		Additional			other	Total
	Number		paid-in	Retained	Treasury	comprehensive	stockholders’
	of shares	Amount	capital	earnings	stock	income (loss), net	equity
Balance, January 1, 2011	6,675	$20,025	62,618	19,548	—	(2,233)	99,958

Net income	—	—	—	11,045	—	—	11,045
Other comprehensive income	—	—	—	—	—	5,869	5,869
Stock options compensation cost	—	—	127	—	—	—	127
Directors’ stock purchase plan	3	8	22	—	—	—	30
Balance, December 31, 2011	6,678	$20,033	62,767	30,593	—	3,636	117,029

Net income	—	—	—	14,435	—	—	14,435
Other comprehensive income	—	—	—	—	—	4,316	4,316
Stock options compensation cost	—	—	45	—	—	—	45
Directors’ stock purchase plan	2	8	23	—	10	—	41
Purchase of treasury stock	—	—	—	—	(83)	—	(83)
Balance, December 31, 2012	6,680	$20,041	62,835	45,028	(73)	7,952	135,783

Net income	—	—	—	16,346	—	—	16,346
Other comprehensive income (loss)	—	—	—	—	—	(18,053)	(18,053)
Stock options compensation cost	—	—	6	—	—	—	6
Directors’ stock purchase plan	—	—	13	—	36	—	49
Cash dividends ($0.39 per common share)	—	—	—	(2,605)	—	—	(2,605)
Stock options exercised	—	—	9	—	34	—	43
Balance, December 31, 2013	6,680	$20,041	62,863	58,769	(3)	(10,101)	131,569

See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION
Consolidated Statements of Cash Flows
Years ended December 31, 2013, 2012 and 2011

	2013	2012	2011
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$16,346	14,435	11,045
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,869	2,101	2,434
Deferred income tax expense (benefit)	877	(431)	(1,865)
Provision for loan losses	7,438	8,141	12,584
Investment securities (gains) losses, net	895	(321)	(1,119)
Other-than-temporary impairment losses	—	9	102
Net amortization of premium on investment securities	5,235	5,215	3,443
Earnings from cash surrender value of bank-owned life insurance	(1,187)	(1,112)	(1,035)
Bank-owned life insurance death benefits in excess of CSV	(150)	—	—
Stock options compensation cost	6	45	127
Prepayment fees on Federal Home Loan Bank advances	—	—	407
Gain on disposal of premises and equipment	(26)	(10)	(71)
Loss on the sale of other real estate	42	635	435
Provision for other real estate valuation allowance	600	1,150	1,464
Gain on sales of loans	(6,843)	(9,368)	(7,075)
Real estate loans originated for sale	(222,747)	(298,448)	(242,606)
Proceeds from sales of real estate loans	249,003	307,379	233,411
Decrease (increase) in accrued interest receivable	382	(356)	135
(Increase) decrease in other assets	(1,735)	1,549	560
(Decrease) increase in accrued interest payable and other liabilities	(678)	2,896	967
Net cash provided by operating activities	49,327	33,509	13,343
Cash flows from investing activities:
Proceeds from sales of available for sale securities	175,524	170,284	92,878
Proceeds from maturities and calls of available for sale securities	93,530	208,707	209,554
Purchase of available for sale securities	(301,618)	(427,656)	(310,139)
Purchase of restricted equity securities	(900)	(500)	(38)
Proceeds from redemption of FHLB stock	1,326	290	659
Net (increase) decrease in loans	(44,929)	(41,337)	11,837
Purchase of bank-owned life insurance	—	(3,000)	(5,500)
Proceeds from bank-owned life insurance death benefits	417	—	—
Additions to premises and equipment	(2,790)	(640)	(737)
Proceeds from sale of other real estate	2,622	8,495	5,696
Proceeds from sale of premises and equipment	89	12	182
Net cash (used in) provided by investing activities	(76,729)	(85,345)	4,392

			(continued)

SOUTHEASTERN BANK FINANCIAL CORPORATION
Consolidated Statements of Cash Flows
Years ended December 31, 2013, 2012 and 2011

(continued)

	2013	2012	2011
Cash flows from financing activities:
Net increase in deposits	33,531	2,050	8,485
Net (decrease) increase in federal funds purchased and securities sold under repurchase agreements	(168)	275	(117)
Advances from Federal Home Loan Bank	20,000	37,000	—
Payments of Federal Home Loan Bank advances	(20,000)	(12,000)	(21,407)
Payments of subordinated debentures	—	(1,400)	—
Proceeds from directors’ stock purchase plan	49	41	30
Purchase of treasury stock	—	(83)	—
Payment of cash dividends	(2,605)	—	—
Proceeds from stock options exercised, net of stock redeemed	43	—	—

Net cash provided by (used in) financing activities	30,850	25,883	(13,009)

Net increase (decrease) in cash and cash equivalents	3,448	(25,953)	4,726

Cash and cash equivalents at beginning of year	43,888	69,841	65,115

Cash and cash equivalents at end of year	$47,336	43,888	69,841

Supplemental disclosures of cash paid during the year for:
Interest	$9,704	12,280	17,890
Income taxes, net of refunds	6,740	5,944	6,682

Supplemental information on noncash investing activities:
Loans transferred to other real estate owned	$1,074	7,561	6,053
Loans provided for sales of other real estate owned	286	1,553	1,421

See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Note 1 – Summary of Significant Accounting Policies

(a)	Nature of Operations and Principles of Consolidation

The consolidated financial statements include the accounts of Southeastern Bank Financial Corporation and its wholly owned subsidiary, Georgia Bank & Trust Company of Augusta, Georgia, together referred to as “the Company.”  Significant intercompany transactions and balances are eliminated in consolidation.

The Company provides financial services through its offices in Richmond and Columbia County, Georgia, and Aiken County, South Carolina.  Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans.  Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate.  Commercial loans are expected to be repaid from cash flow from operations of businesses.  There are no significant concentrations of loans to any one industry or customer.  However, the customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the area.

(b)	Subsequent Events

The Company has evaluated subsequent events for recognition and disclosure through February 26, 2014, which is the date the financial statements were available to be issued.

(c)	Use of Estimates

To prepare financial statements in conformity with United States generally accepted accounting principles, management makes estimates and assumptions based on available information.  These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ.  The allowance for loan losses and fair values of financial instruments are particularly subject to change.

(d)	Cash Flows

Cash and cash equivalents include cash and due from banks, Federal funds sold, and short-term interest-bearing deposits in other banks.  Generally, Federal funds are sold for one-day periods.  Net cash flows are reported for loan and deposit transactions and for short term borrowings with an original maturity of 90 days or less.

(e)	Securities

Debt securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity.  Debt securities are classified as available for sale when they might be sold before maturity.  Equity securities with readily determinable fair values are classified as available for sale.  Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Interest income includes amortization of purchase premium or discount.  Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage backed securities where prepayments are anticipated.  Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer.  Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings.  For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) other-than-temporary impairment (OTTI) related to other factors, which is recognized in other comprehensive income.  The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.

In order to determine OTTI for purchased beneficial interests that, on the purchase date, were not highly rated, the Company compares the present value of the remaining cash flows as estimated at the preceding evaluation date to the current expected remaining cash flows.  OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.

(f)	Loans and Allowance for Loan Losses

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
December 31, 2013, 2012 and 2011

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

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

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

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

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

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

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

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

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

Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives.  Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest on the loan is locked.  The Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into, in order to hedge the change in interest rates resulting from its commitments to fund the loans.  Changes in the fair values of these derivatives are included in net gains on sales of loans.  Fair values of these derivatives were $31 and $19 as of December 31, 2013 and 2012, respectively.

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

(g)	Premises and Equipment

Land is carried at cost.  Premises and equipment are stated at cost less accumulated depreciation.  Buildings and related components are depreciated using the straight-line method with useful lives ranging from three to thirty-nine years. Furniture, fixtures and equipment are depreciated using the straight-line (or accelerated) method with useful lives ranging from three to ten years.

(h)	Federal Home Loan Bank (FHLB) Stock

The Bank is a member of the FHLB system.  Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts.  FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value.  Both cash and stock dividends are reported as income.

(i)	Other Real Estate

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

(j)	Goodwill

Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets.  Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified.  The Company’s goodwill is not considered impaired at December 31, 2013.

(k)	Stock-Based Compensation

Compensation cost is recognized for stock options issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

(l)	Income Taxes

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

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

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

The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other expense.

(m)	Income Per Share

Basic net income per share is net income divided by the weighted average number of common shares outstanding during the period.  Diluted net income per share includes the dilutive effect of additional potential common shares issuable under stock options.  The calculation of diluted earnings per share for 2013, 2012 and 2011 excludes the dilutive effect of all stock options outstanding of 145,250, 214,490 and 272,280 at December 31, 2013, 2012 and 2011, respectively, as the effect is anti-dilutive for all periods presented.

	December 31,
	2013	2012	2011
Weighted average common shares outstanding for basic earnings per common share	6,678,914	6,678,215	6,676,774
Add: Dilutive effects of assumed exercises of stock options	-	-	-
Weighted average number of common and common equivalent shares outstanding	6,678,914	6,678,215	6,676,774

(n)	Other Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss).  Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale and interest rate swap derivatives which are also recognized as separate components of equity.

(o)	Segment Disclosures

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

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

(p)	Adoption of New Accounting Standards

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

In July 2013, the FASB amended existing guidance related to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists.  These amendments provide that an unrecognized tax benefit, or a portion thereof, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability.  These amendments are effective for interim and annual reporting periods beginning after December 15, 2013.  Early adoption and retrospective application is permitted. The adoption of this standard did not have a material impact on the Company’s results of operation or financial position.

(q)	Bank Owned Life Insurance

The Company has purchased life insurance policies on certain key executives.  Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

(r)	Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are reported as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.  Management does not believe there now are such matters that will have a material effect on the consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

(s)	Derivatives

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

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

(t)	Reclassifications

Some items in the prior period financial statements were reclassified to conform to the current presentation.  Reclassifications had no effect on prior period net income or shareholders’ equity.

(u)	Rounding

Dollar amounts are rounded to thousands except share and per share data unless otherwise noted.

Note 2 – Cash and Due From Banks

The Company’s subsidiary is required by the Federal Reserve Bank to maintain average daily cash balances.  These required balances were $6,957 at December 31, 2013 and $6,176 at December 31, 2012.

Note 3 – Investment Securities

The following tables summarize the amortized cost and fair value of the available-for-sale investment securities portfolio at December 31, 2013 and 2012 and the corresponding amounts of unrealized gains and losses therein.

	2013
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
	(Dollars in thousands)
Available-for-sale:
Obligations of U.S. Government agencies	$233,697	597	(10,232)	224,062
Obligations of states and political subdivisions	112,408	1,293	(3,267)	110,434
Mortgage-backed securities
U.S. GSE’s* MBS - residential	132,586	968	(3,583)	129,971
U.S. GSE’s CMO	81,031	456	(1,765)	79,722
Corporate bonds	106,022	1,519	(1,751)	105,790
	$665,744	4,833	(20,598)	649,979

*Government sponsored entities

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

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

As of December 31, 2013, in addition to the U.S. Government agencies and government sponsored entities, there were four issuers who represented 10% or more of stockholders’ equity within the investment portfolio.  The Company’s holdings of investment securities issued by GE Capital totaled $15,595 or 11.85% of stockholders’ equity at December 31, 2013.  The Company also had holdings of investment securities issued by JP Morgan Chase totaling $14,610 or 11.10% of stockholders’ equity, Goldman Sachs totaling $13,616 or 10.35% of stockholders’ equity and Wells Fargo totaling $13,399 or 10.18% of stockholders’ equity at December 31, 2013.

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

Proceeds from sales of securities available-for-sale and the associated gains (losses), excluding gains (losses) on called securities, during 2013, 2012 and 2011 were as follows:

	December 31,
	2013	2012	2011
	(Dollars in thousands)

Proceeds	$175,524	$170,284	$92,878
Gross Gains	1,981	1,655	1,411
Gross Losses	(2,914)	(1,349)	(358)

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Investment securities with a carrying amount of approximately $238,948 and $245,531 at December 31, 2013 and 2012, respectively, were pledged to secure public and trust deposits, and for other purposes required or permitted by law.

The amortized cost and fair value of the investment securities portfolio excluding equity securities are shown below by contractual maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	cost	fair value
	(Dollars in thousands)
Available-for-sale:
One year or less	$5,008	5,029
After one year through five years	70,123	71,302
After five years through ten years	164,199	157,631
After ten years	426,414	416,017
	$665,744	649,979

The following tables summarize the investment securities with unrealized losses at year-end 2013 and 2012, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position.

	December 31, 2013
	Less than 12 months		12 months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
	(Dollars in thousands)
Temporarily impaired
Obligations of U.S. Government agencies	$142,173	7,149	29,452	3,083	171,625	10,232
Obligations of states and political subdivisions	55,273	2,765	6,911	502	62,184	3,267
Mortgage-backed securities
U.S. GSE’s MBS - residential	90,413	3,496	1,681	87	92,094	3,583
U.S. GSE’s CMO	56,620	1,765	-	-	56,620	1,765
Corporate bonds	28,688	912	20,663	839	49,351	1,751
	$373,167	16,087	58,707	4,511	431,874	20,598

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

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

Other-Than-Temporary Impairment – December 31, 2013

As of December 31, 2013, the Company’s security portfolio consisted of 397 securities, 230 of which were in an unrealized loss position.  Of these securities with unrealized losses, 34.46% were related to the Company’s mortgage backed and corporate securities as discussed below.

Mortgage-backed Securities

At December 31, 2013, all of the Company’s mortgage-backed securities were issued by U.S. government-sponsored entities and agencies, primarily the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Government National Mortgage Association (“Ginnie Mae”), institutions which the government has affirmed its commitment to support.  Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2013.

Corporate Securities

The Company holds forty-five corporate securities totaling $105,790, of which twenty-three had an unrealized loss of $1,751 at December 31, 2013.  The Company’s unrealized losses on corporate securities relate primarily to its investment in single issuer corporate and corporate trust preferred securities.  At December 31, 2013, two securities to two issuers were not rated.  None of the issuers were in default, but in January of 2011 the Company was notified that one trust preferred security totaling $250 to one issuer not rated had elected to defer interest payments.  The issuer is a bank holding company with operations in the Southeast.  The Company considered several factors including the financial condition and near term prospects of the issuer and concluded that the decline in fair value was primarily attributable to temporary illiquidity and the financial crisis affecting these markets and not necessarily the expected cash flows of the individual security.  The Company has considered the capital position of the subsidiary banks, the liquidity of the holding company, the existence and severity of publicly available regulatory agreements, and the fact that these deferrals are coming after the most severe impact of the national and regional recession.  The prospect of capital formation in the current market, improving operating results of the industry overall have caused the Company to conclude that a return to normal subsidiary dividends and thus interest payments on the debt for this issuer is reasonably assured at this time.  Because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2013.

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

At December 31, 2013, the fair value of one corporate security totaling $110 was measured using Level 3 inputs because the market for it has become illiquid, as indicated by few, if any, trades during the period.  The discount rates used in the valuation model was based on a yield of 10% that the market would require for corporate debt obligations with maturities and risk characteristics similar to the subordinated debenture being measured.

The following table presents a rollforward of the credit losses recognized in earnings for the year ended December 31, 2013:

Beginning balance, January 1, 2013	$586
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	-
Additions/Subtractions
Amounts realized for securities sold during the period	(586)
Amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	-
Reductions for increase in cash flows expected to be collected that are recognized over the remaining life of the security	-
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	-
Ending balance, December 31, 2013	$-

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

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

The Company’s mortgage-backed securities portfolio also included four non-agency collateralized mortgage obligations with a market value of $1,748, of which three had unrealized losses of approximately $195 at December 31, 2012.  These non-agency securities were rated AAA at purchase.

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
December 31, 2013, 2012 and 2011

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

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

The table below presents a rollforward of the credit losses recognized in earnings for the year ended December 31, 2012:

Beginning balance, January 1, 2012	$673
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	-
Additions/Subtractions
Amounts realized for securities sold during the period	(96)
Amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	-
Reductions for previous credit losses on securities charged off	-
Reductions for increase in cash flows expected to be collected that are recognized over the remaining life of the security	-
Increases to the amount related to the credit loss for which other-than-temporary was previously recognized	9
Ending balance, December 31, 2012	$586

Total other-than-temporary impairment recognized in accumulated other comprehensive income for the year ended December 31, 2012 was $4.

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Note 4 – Loans

Loans at year end were as follows:

	2013	2012
	(Dollars in thousands)

Commercial, financial, and agricultural	$202,074	$174,553
Real estate:
Commercial	353,353	343,663
Residential	175,295	168,039
Acquisition, development and construction	160,498	171,750
Consumer installment	14,260	13,392
	905,480	871,397
Less allowance for loan losses	26,409	28,846
Less deferred loan origination fees (costs)	(233)	(50)
	$879,304	$842,601

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

The following tables present the activity in the allowance for loan losses by portfolio segment as of and for the years ended December 31, 2013, 2012 and 2011.

	2013
	Commercial,
	Financial, and	CRE - Owner	CRE - Non Owner	Residential	ADC	ADC
	Agricultural	Occupied	Occupied	Real Estate	CSRA	Other	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$4,368	6,825	4,047	5,677	4,533	2,903	493	28,846
Charge-offs	(335)	(3,286)	(183)	(1,404)	(2,663)	(2,435)	(620)	(10,926)
Recoveries	88	9	12	117	283	194	348	1,051
Provision	1,653	2,158	(601)	1,200	954	1,717	357	7,438
Ending balance	$5,774	5,706	3,275	5,590	3,107	2,379	578	26,409

	2012
	Commercial,
	Financial, and	CRE - Owner	CRE - Non Owner	Residential	ADC	ADC
	Agricultural	Occupied	Occupied	Real Estate	CSRA	Other	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$4,183	6,285	4,476	5,607	4,236	3,819	440	29,046
Charge-offs	(919)	(1,671)	(610)	(2,211)	(2,095)	(1,056)	(812)	(9,374)
Recoveries	241	43	126	88	41	168	326	1,033
Provision	863	2,168	55	2,193	2,351	(28)	539	8,141
Ending balance	$4,368	6,825	4,047	5,677	4,533	2,903	493	28,846

	2011
	Commercial,
	Financial, and	CRE - Owner	CRE - Non Owner	Residential	ADC	ADC
	Agricultural	Occupied	Occupied	Real Estate	CSRA	Other	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$3,463	3,921	4,777	5,372	5,097	3,396	631	26,657
Charge-offs	(2,296)	(851)	(621)	(2,489)	(1,289)	(2,829)	(699)	(11,074)
Recoveries	162	120	—	56	93	13	435	879
Provision	2,854	3,095	320	2,668	335	3,239	73	12,584
Ending balance	$4,183	6,285	4,476	5,607	4,236	3,819	440	29,046

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

The following tables present the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2013 and 2012.

	2013
	Commercial,
	Financial, and	CRE - Owner	CRE - Non Owner	Residential	ADC	ADC
	Agricultural	Occupied	Occupied	Real Estate	CSRA	Other	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$—	—	—	—	—	—	—	—
Collectively evaluated for impairment	5,774	5,706	3,275	5,590	3,107	2,379	578	26,409
	$5,774	5,706	3,275	5,590	3,107	2,379	578	26,409

Loans:
Individually evaluated for impairment	257	791	10,985	4,228	2,585	5,470	—	24,316
Collectively evaluated for impairment	201,817	215,516	126,061	171,067	120,980	31,463	14,260	881,164
	$202,074	216,307	137,046	175,295	123,565	36,933	14,260	905,480

	2012
	Commercial,
	Financial, and	CRE - Owner	CRE - Non Owner	Residential	ADC	ADC
	Agricultural	Occupied	Occupied	Real Estate	CSRA	Other	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$—	—	—	—	—	—	—	—
Collectively evaluated for impairment	4,368	6,825	4,047	5,677	4,533	2,903	493	28,846
	$4,368	6,825	4,047	5,677	4,533	2,903	493	28,846

Loans:
Individually evaluated for impairment	1,067	298	12,619	5,467	8,098	1,968	9	29,526
Collectively evaluated for impairment	173,486	206,083	124,663	162,572	136,514	25,170	13,383	841,871
	$174,553	206,381	137,282	168,039	144,612	27,138	13,392	871,397

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

The following tables present loans individually evaluated for impairment by class of loans as of December 31, 2013 and 2012.

2013
	Unpaid		Allowance for	Average
	Principal	Recorded	Loan Losses	Recorded
	Balance	Investment (2)	Allocated	Investment
(Dollars in thousands)
With no related allowance recorded: (1)
Commercial, financial, and agricultural:
Commerical	$—	—	—	—
Financial	—	—	—	—
Agricultural	300	257	—	280
Equity lines	—	—	—	—
Other	—	—	—	—
Commercial real estate:
Owner occupied	861	791	—	775
Non Owner occupied	11,385	10,985	—	10,964
Residential real estate:
Secured by first liens	6,080	4,045	—	4,626
Secured by junior liens	254	183	—	190
Acquisition, development and construction:
Residential	290	290	—	289
Other	10,520	7,765	—	9,383
Consumer	—	—	—	—
	29,690	24,316	—	26,507
With an allowance recorded:
Commercial, financial, and agricultural:
Commerical	—	—	—	—
Financial	—	—	—	—
Agricultural	—	—	—	—
Equity lines	—	—	—	—
Other	—	—	—	—
Commercial real estate:
Owner occupied	—	—	—	—
Non Owner occupied	—	—	—	—
Residential real estate:
Secured by first liens	—	—	—	—
Secured by junior liens	—	—	—	—
Acquisition, development and construction:
Residential	—	—	—	—
Other	—	—	—	—
Consumer	—	—	—	—
	—	—	—	—
	$29,690	24,316	—	26,507

(1) No specific allowance for credit losses is allocated to these loans since they are sufficiently collateralized or had charge-offs
(2) Excludes accrued interest receivable and loan origination fees, net due to immateriality

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

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

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

The following tables present interest income on impaired loans for the years ended December 31, 2013, 2012 and 2011.

	2013
	Interest	Cash Basis
	Income	Interest Income
	Recognized	Recognized
	(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$—	—
Financial	—	—
Agricultural	—	—
Equity lines	—	—
Other	—	—
Commercial real estate:
Owner occupied	8	8
Non Owner occupied	751	751
Residential real estate:
Secured by first liens	19	19
Secured by junior liens	5	5
Acquisition, development and construction:
Residential	—	—
Other	36	36
Consumer	—	—
	$819	819

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

2012
	Interest	Cash Basis
	Income	Interest Income
	Recognized	Recognized
(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$—	—
Financial	—	—
Agricultural	—	—
Equity lines	—	—
Other	—	—
Commercial real estate:
Owner occupied	9	9
Non Owner occupied	120	120
Residential real estate:
Secured by first liens	4	4
Secured by junior liens	6	6
Acquisition, development and construction:
Residential	—	—
Other	—	—
Consumer	—	—
	$139	139

2011
	Interest	Cash Basis
	Income	Interest Income
	Recognized	Recognized
(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$—	—
Financial	—	—
Agricultural	31	31
Equity lines	—	—
Other	—	—
Commercial real estate:
Owner occupied	16	16
Non Owner occupied	—	—
Residential real estate:
Secured by first liens	15	15
Secured by junior liens	7	7
Acquisition, development and construction:
Residential	—	—
Other	—	—
Consumer	—	—
	$69	69

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following tables present the aging of the recorded investment in past due loans as of December 31, 2013 and 2012 by class of loans.

	2013
	30 - 89 Days	90 Days or	Nonaccrual	Total	Loans Not
	Past Due	More Past Due	Loans	Past Due	Past Due	Total
	(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$536	—	64	600	115,193	115,793
Financial	—	—	—	—	6,048	6,048
Agricultural	567	—	257	824	9,833	10,657
Equity lines	310	—	332	642	33,953	34,595
Other	13	—	75	88	34,893	34,981
Commercial real estate:
Owner occupied	525	—	394	919	215,388	216,307
Non Owner occupied	30	—	4,433	4,463	132,583	137,046
Residential real estate:
Secured by first liens	4,821	—	5,607	10,428	156,584	167,012
Secured by junior liens	235	—	287	522	7,761	8,283
Acquisition, development and construction:
Residential	—	—	290	290	44,939	45,229
Other	263	—	7,617	7,880	107,389	115,269
Consumer	91	—	71	162	14,098	14,260
	$7,391	—	19,427	26,818	878,662	905,480

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

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

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Troubled Debt Restructurings:

The Company has troubled debt restructurings (TDRs) with a balance of $8,132 and $2,711 included in impaired loans at December 31, 2013 and 2012, respectively.  No specific reserves were allocated to customers whose loan terms had been modified in TDRs as of December 31, 2013 and 2012.  The Company is not committed to lend additional amounts as of December 31, 2013 and 2012 to customers with outstanding loans that are classified as TDRs.  The following tables present TDRs as of December 31, 2013 and 2012.

	2013
	Number of	Recorded
	Loans	Investment
	(Dollars in thousands)
Troubled Debt Restructurings:
Commercial, financial, and agricultural:
Commerical	-	$-
Financial	-	-
Agricultural	-	-
Equity lines	-	-
Other	-	-
Commercial real estate:
Owner occupied	3	791
Non Owner occupied	4	5,782
Residential real estate:
Secured by first liens	8	1,307
Secured by junior liens	2	182
Acquisition, development and construction:
Residential	-	-
Other	1	70
Consumer	-	-
	18	$8,132

	2012
	Number of	Recorded
	Loans	Investment
	(Dollars in thousands)
Troubled Debt Restructurings:
Commercial, financial, and agricultural:
Commerical	1	$127
Financial	-	-
Agricultural	-	-
Equity lines	-	-
Other	-	-
Commercial real estate:
Owner occupied	1	178
Non Owner occupied	3	835
Residential real estate:
Secured by first liens	8	1,374
Secured by junior liens	2	197
Acquisition, development and construction:
Residential	-	-
Other	-	-
Consumer	-	-
	15	$2,711

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

During the years ended December 31, 2013 and 2012, the terms of certain loans were modified as TDRs.  The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

Modifications involving a reduction of the stated interest rate of the loan were for rate reductions ranging from 2.00% to 3.15%.  Modifications involving an extension of the maturity date were for periods ranging from 31 months to 162 months.

The following table presents loans by class modified as TDRs that occurred during the years ended December 31, 2013 and 2012.

	Twelve Months Ended December 31, 2013			Twelve Months Ended December 31, 2012
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding	Number of	Outstanding	Outstanding
	Loans	Recorded Investment	Recorded Investment	Loans	Recorded Investment	Recorded Investment
	(Dollars in thousands)			(Dollars in thousands)
Troubled Debt Restructurings:
Commercial, financial, and agricultural:
Commerical	-	$-	$-	1	$233	$127
Financial	-	-	-	-	-	-
Agricultural	-	-	-	-	-	-
Equity lines	-	-	-	-	-	-
Other	-	-	-	-	-	-
Commercial real estate:
Owner occupied	2	762	632	-	-	-
Non Owner occupied	3	5,779	5,662	1	208	130
Residential real estate:
Secured by first liens	2	552	402	4	1,266	746
Secured by junior liens	-	-	-	1	186	127
Acquisition, development and construction:
Residential	-	-	-	-	-	-
Other	1	130	70	-	-	-
Consumer	-	-	-	-	-	-
	8	$7,223	$6,766	7	$1,893	$1,130

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.  During the year ended December 31, 2013, one residential real estate loan with a recorded investment of $492 defaulted during the second quarter of 2013 and the default occurred within the twelve month period following the loan modification.  During the year ended December 31, 2012, one consumer loan with a recorded investment of $18 prior to default resulted in an $18 charge-off during the first quarter of 2012 and one consumer loan with a recorded investment of $33 prior to default resulted in a $33 charge-off during the fourth quarter of 2012.  Both defaults occurred within the twelve month period following the loan modification.  As of December 31, 2013, all other TDRs are performing according to their modified terms.

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

The TDRs described in the previous table increased the allowance for loan losses by $151 and resulted in charge-offs of $151 for the year ended December 31, 2013.

For the year ended December 31, 2012, the TDRs described in the previous table increased the allowance for loan losses by $105 and resulted in charge-offs of $105.

Charge-offs on such loans are factored into the rolling historical loss rate, which is used in the calculation of the allowance for loan losses.

The terms of certain other loans were modified during the year ended December 31, 2013 and 2012 that did not meet the definition of a TDR.  These loans have a total recorded investment as of December 31, 2013 and 2012 of $17,695 and $10,527, respectively.  The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification.  This evaluation is performed under the Company’s internal underwriting policy.

Certain loans which were modified during the year ended December 31, 2013 and 2012 and did not meet the definition of a TDR, as the modification was a delay in a payment that was considered to be insignificant, had delays in payment ranging from 30 days to 3 months in 2013 and 30 days to 5 months in 2012.

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

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

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

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  As of December 31, 2013 and 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows.

	2013
	Pass	Watch	Substandard	Doubtful
	(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$101,134	9,707	4,952	—
Financial	6,048	—	—	—
Agricultural	9,705	—	952	—
Equity lines	33,576	486	533	—
Other	34,545	322	114	—
Commercial real estate:
Owner occupied	199,218	10,888	6,201	—
Non Owner occupied	119,057	5,654	12,335	—
Residential real estate:
Secured by first liens	146,379	13,226	7,407	—
Secured by junior liens	7,426	501	356	—
Acquisition, development and construction:
Residential	44,939	—	290	—
Other	93,071	13,310	8,888	—
Consumer	13,911	225	124	—
	$809,009	54,319	42,152	—

	2012
	Pass	Watch	Substandard	Doubtful
	(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$98,380	7,885	2,900	—
Financial	—	2,854	—	—
Agricultural	6,382	—	1,623	—
Equity lines	35,021	1,259	1,495	—
Other	16,303	325	126	—
Commercial real estate:
Owner occupied	183,290	14,076	9,015	—
Non Owner occupied	115,151	8,339	13,792	—
Residential real estate:
Secured by first liens	142,061	10,029	8,046	—
Secured by junior liens	7,044	420	439	—
Acquisition, development and construction:
Residential	44,463	810	67	—
Other	90,460	18,422	17,528	—
Consumer	12,987	246	159	—
	$751,542	64,665	55,190	—

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Related Party Loans:

The Company has direct and indirect loans outstanding to certain executive officers and directors, including affiliates, and principal holders of the Company’s securities.

The following is a summary of the activity in loans outstanding to executive officers and directors, including affiliates, and principal holders of the Company’s securities for the year ended December 31, 2013:

Dollars in thousands

Balance at beginning of year	$27,497
New loans	27,484
Principal repayments	(28,160)
Balance at end of year	$26,821

The Company is also committed to extend credit to certain directors and executives of the Company, including companies in which they are principal owners, through personal lines of credit, letters of credit, and other loan commitments.  As of December 31, 2013, available balances on these commitments to these persons aggregated approximately $14,050.

Note 5 – Real Estate Owned

The following table presents a roll forward of other real estate owned as of December 31, 2013, 2012 and 2011, respectively.

	2013	2012	2011
	(Dollars in thousands)

Beginning balance, January 1	$3,490	$6,209	$7,751
Additions	1,074	7,561	6,053
Provision charged to expense	(600)	(1,150)	(1,464)
Sales	(2,908)	(8,495)	(5,696)
Loss on sale of OREO	(42)	(635)	(435)
Ending balance, December 31	$1,014	$3,490	$6,209

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Activity in the valuation allowance was as follows:

	2013	2012	2011
	(Dollars in thousands)

Beginning balance	$1,087	$2,538	$2,115
Provision charged to expense	600	1,150	1,464
Sales	(1,636)	(2,601)	(1,041)
Ending balance	$51	$1,087	$2,538

Expenses related to foreclosed assets include:

	2013	2012	2011
	(Dollars in thousands)

Loss on sale of OREO	$42	$635	$435
OREO expenses, net of rental income	85	196	283
Provision charged to expense	600	1,150	1,464
	$727	$1,981	$2,182

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
December 31, 2013, 2012 and 2011

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
December 31, 2013, 2012 and 2011

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

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Assets and Liabilities Measured on a Recurring Basis

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as of December 31, 2013 and 2012.

	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Available-for-sale securities
Obligations of U.S. Government agencies	$224,062	-	224,062	-
Obligations of states and political subdivisions	110,434	-	110,434	-
Mortgage-backed securities
U.S. GSE’s MBS - residential	129,971	-	129,971	-
U.S. GSE’s CMO	79,722	-	79,722	-
Corporate bonds	105,790	-	105,680	110
Total available-for-sale securities	649,979	-	649,869	110

Loans held for sale	10,638	-	10,638	-

Mortgage banking derivatives	31	-	31	-
	$660,648	-	660,538	110

Liabilities:
Interest rate swap derivatives	768	-	768	-
	$768	-	768	-

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Available-for-sale securities
Obligations of U.S. Government agencies	$232,056	-	232,056	-
Obligations of states and political subdivisions	135,989	-	135,989	-
Mortgage-backed securities
U.S. GSE’s MBS - residential	110,120	-	110,120	-
U.S. GSE’s CMO	79,598	-	79,598	-
Other CMO	1,748	-	172	1,576
Corporate bonds	95,228	-	95,120	108
Total available-for-sale securities	654,739	-	653,055	1,684

Loans held for sale	30,051	-	30,051	-

Mortgage banking derivatives	19	-	19	-
	$684,809	-	683,125	1,684

Liabilities:
Interest rate swap derivatives	2,416	-	2,416	-
	$2,416	-	2,416	-

The Company’s policy is to recognize transfers into or out of a level as of the end of the reporting period.

Transfers between Level 1 and Level 2:

No securities were transferred between Level 1 and Level 2 during the twelve months ended December 31, 2013.  During the twelve months ended December 31, 2012, seven U.S. agency securities were transferred out of Level 2 and into Level 1.  Four of these securities with a market value of $13,533 as of September 30, 2012 were transferred on September 30, 2012 and three of these securities with a market value of $14,183 as of December 31, 2012 were transferred on December 31, 2012.

Transfers between Level 2 and Level 3:

No securities were transferred between Level 2 and Level 3 during the twelve months ended December 31, 2013.  During the second quarter of 2012, one corporate security was transferred out of Level 3 and into Level 2 based on observable market data for this security due to increased market activity for this security.  This security with a market value of $927 as of June 30, 2012 was transferred on June 30, 2012.

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

The tables below present a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2013 and 2012.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Total	Other CMO	Corporate bonds
	(Dollars in thousands)

Beginning balance, January 1, 2013	$1,684	1,576	108
Total gains or losses (realized/unrealized)
Included in earnings
Gain (loss) on sales	129	129	-
Other-than-temporary impairment	-	-	-
Included in other comprehensive income	42	40	2
Purchases, sales, issuances and settlements
Purchases	-	-	-
Sales, Calls	(1,620)	(1,620)	-
Issuances	-	-	-
Settlements	-	-	-
Principal repayments	(125)	(125)	-
Transfers into Level 3	-	-	-
Transfers out of Level 3	-	-	-
Ending balance, December 31, 2013	$110	$-	110

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

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

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

The following table presents quantitative information about level 3 fair value measurements at December 31, 2013 and 2012.

	Dec. 31,	Valuation	Unobservable	Range
	2013	Technique	Inputs	(Weighted Avg)
	(Dollars in thousands)
Available-for-sale securities
Corporate bonds	110	discounted cash flow	yield	10.00%

	Dec. 31,	Valuation	Unobservable	Range
	2012	Technique	Inputs	(Weighted Avg)
	(Dollars in thousands)
Available-for-sale securities
Mortgage-backed securities
Other CMO	1,576	discounted cash flow	voluntary prepayment rate	5.00% - 7.00% (5.69%)
			constant default rate	30.28% - 8.50% (16.18%)
			loss severity	55.00%
			yield	10.00%

Corporate bonds	108	discounted cash flow	yield	10.00%

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

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

The table below summarizes changes in unrealized gains and losses recorded in earnings for the twelve months ended December 31, 2013, 2012 and 2011 for Level 3 assets that are still held at December 31, 2013, 2012 and 2011.

	Other CMO
	2013	2012	2011
	(Dollars in thousands)

Changes in unrealized gains (losses) included in earnings	$-	$(9)	$(102)
Other changes in fair value	-	-	-
	$-	$(9)	$(102)

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2013 and 2012 are summarized below.

	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired loans (1)
Real estate:
Commercial	$939	-	-	939
Residential	2,505	-	-	2,505
Acquisition, development and construction	5,691	-	-	5,691
	$9,135	-	-	9,135

Other real estate owned
Real estate:
Commercial	$149	-	-	149
	$149	-	-	149
	$9,284	-	-	9,284

(1) Includes loans directly charged down to fair value

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

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

The following represents impairment charges recognized during the period:

Impaired loans, which are measured for impairment using the fair value of collateral for collateral dependent loans, had a recorded investment of $9,135, resulting in an additional provision for loan losses of $2,879 for the year ended December 31, 2013.

As of December 31, 2012, impaired loans had a recorded investment of $12,760, resulting in an additional provision for loan losses of $5,527 for the year ending 2012.

Other real estate owned, which is carried at fair value less costs to sell, was $149 which consisted of the outstanding balance of $200, less a valuation allowance of $51, resulting in a write down of $51 for the year ending 2013.

As of December 31, 2012, other real estate owned was $2,495 which consisted of the outstanding balance of $3,582, less a valuation allowance of $1,087, resulting in a write down of 862 for the year ending 2012.

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2013 and 2012.

	Dec. 31,	Valuation	Unobservable	Range
	2013	Techniques	Inputs	(Weighted Avg)
	(Dollars in thousands)
Impaired loans
Real estate:
Commercial	939	sales comparison	adjustment for	0.00% - 70.99% (20.38%)
			differences between
			the comparable sales

		income approach	capitalization rate	9.00%

Residential	2,505	sales comparison	adjustment for	0.00% - 18.76% (6.85%)
			differences between
			the comparable sales

Acquisition, development and construction	5,691	sales comparison	adjustment for	0.00% - 65.00% (20.85%)
			differences between
			the comparable sales

		income approach	discount rate	12.00%

		income approach	capitalization rate	7.25%

Other real estate owned
Real estate:
Commercial	149	sales comparison	adjustment for	5.00% - 50.00% (27.50%)
			differences between
			the comparable sales

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

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

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

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

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

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

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

The carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2013 and 2012 are as follows:

	December 31, 2013
	Carrying	Fair Value Measurements
	amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$47,336	47,336	47,336	-	-
Loans, net	870,169	869,348	-	-	869,348
Restricted equity securities	4,870	N/A
Financial liabilities:
Deposits with stated maturities	377,996	379,247	-	379,247	-
Deposits without stated maturities	1,076,807	1,076,807	1,076,807	-	-
Securities sold under repurchase agreements	808	808	808	-	-
Advances from FHLB	64,000	68,309	-	68,309	-
Subordinated debentures	21,547	16,258	-	-	16,258

	December 31, 2012
	Carrying	Fair Value Measurements
	amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$43,888	43,888	43,888	-	-
Loans, net	827,786	828,301	-	-	828,301
Restricted equity securities	5,296	N/A
Financial liabilities:
Deposits with stated maturities	391,448	392,944	-	392,944	-
Deposits without stated maturities	1,029,824	1,029,824	1,029,824	-	-
Securities sold under repurchase agreements	976	976	976	-	-
Advances from FHLB	64,000	70,802	-	70,802	-
Subordinated debentures	21,547	16,097	-	-	16,097

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Note 7 – Premises and Equipment

Premises and equipment at December 31, 2013 and 2012 are summarized as follows:

	2013	2012
	(Dollars in thousands)

Land	$8,402	$7,847
Buildings	24,654	24,327
Furniture and equipment	18,482	16,818

	51,538	48,992

Less accumulated depreciation	24,535	22,847
	$27,003	$26,145

Depreciation expense amounted to $1,869, $2,101 and $2,434, in 2013, 2012 and 2011, respectively.

Note 8 – Commitments

The Company is committed under various operating leases for office space and equipment.  At December 31, 2013, minimum future lease payments under non-cancelable real property and equipment operating leases are as follows:

(Dollars in thousands)

2014	$208
2015	197
2016	143
2017	48
2018	2
2019 & Beyond	-
$598

Rent and lease expense for all building, equipment, and furniture rentals totaled $258, $280, and $261, for the years ended December 31, 2013, 2012, and 2011, respectively.

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

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Unfunded commitments to extend credit where contract amounts represent potential credit risk totaled $188,919 and $182,043, at December 31, 2013 and 2012, respectively. This includes standby letters of credit of $4,050 at December 31, 2013 and $7,055 at December 31, 2012.  These commitments are primarily at variable interest rates. Fixed rate commitments totaled $50,202 and $38,242 at December 31, 2013 and 2012, respectively.  The rates on these commitments ranged from 1.90% to 16.00% at December 31, 2013, and 2.40% to 16.00% at December 31, 2012.  Maturity dates ranged from 1/2/2014 to 7/21/2024, at December 31, 2013, and 1/3/2013 to 4/26/2020 at December 31, 2012.

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

Note 9 – Deposits

At December 31, 2013, scheduled maturities of certificates of deposit are as follows:

Dollars in thousands

2014	$142,705
2015	102,829
2016	49,187
2017	64,713
2018	18,019
Thereafter	543
Total	$377,996

Brokered deposits as of December 31, 2013 and 2012 totaled $161,706 and $153,690, respectively.

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Note 10 – Borrowings

Securities Sold Under Repurchase Agreements

The securities sold under repurchase agreements are collateralized by obligations of the U.S. Government or its corporations and agencies, state and municipal securities, corporate bonds, or mortgage-backed securities. The aggregate carrying value of such agreements for corporate customers at December 31, 2013 and 2012 was $1,755 and $431, respectively.  The repurchase agreements at December 31, 2013 mature on demand.  The following table summarizes pertinent data related to the securities sold under the agreements to repurchase as of and for the years ended December 31, 2013, 2012 and 2011.

	2013	2012	2011
	(Dollars in thousands)

Securities Sold Under Repurchase Agreements
Weighted average borrowing rate at year-end	0.40%	0.40%	0.75%

Weighted average borrowing rate during the year	0.50%	0.63%	0.81%

Average daily balance during the year	$1,247	1,895	741

Maximum month-end balance during the year	10,718	10,745	724

Balance at year-end	808	976	701

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Advances from Federal Home Loan Bank

The Company has an available line of credit from the Federal Home Loan Bank of Atlanta (FHLB) in an amount not to exceed 10% of total assets.  The line of credit is reviewed annually by the FHLB.  The following advances were outstanding under this line at December 31, 2013 and 2012.

	2013	Rate	2012	Rate
	(Dollars in thousands)

Due January 18, 2017	$15,000	1.290%	$15,000	1.290%
Due July 17, 2017	10,000	1.033%	10,000	1.033%
Due July 26, 2017	10,000	4.406%	10,000	4.406%
Due January 31, 2018	10,000	2.475%	10,000	2.475%
Due January 27, 2019 convertible flipper	5,000	4.100%	5,000	4.100%
Due April 22, 2019 convertible flipper	8,000	4.750%	8,000	4.750%
Due May 22, 2019 convertible flipper	6,000	4.680%	6,000	4.680%
	$64,000		$64,000

Total weighted average rate	2.89%		2.89%

The FHLB has the option to convert the fixed-rate advances and convertible advances to three-month, LIBOR-based floating-rate advances at various dates throughout the terms of the advances.

At December 31, 2013, the Company has pledged, under a blanket floating lien, eligible first mortgage loans with unpaid balances which, when discounted at approximately 69% of such unpaid principal balances, total $82,136.  The Company has also pledged for this lien eligible commercial real estate loans with unpaid balances which, when discounted at approximately 57% of such unpaid principal balances, total $54,791.

Other Borrowed Funds

The Company maintains a borrowing facility at the Federal Reserve Bank, under the Borrower-In-Custody Program, which had $0 outstanding at December 31, 2013 and 2012.  The borrowing capacity is based upon the loan collateral value.  At December 31, 2013, the Company pledged eligible loans with unpaid balances, which when discounted at approximately 82% of such unpaid principal balances, total $66,197.

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Note 11 – Subordinated Debentures

In December 2005 the Company issued $10,000 of unsecured subordinated debentures to Southeastern Bank Financial Statutory Trust I (“Trust I”) and in March 2006 the Company issued $10,000 of unsecured subordinated debentures to Southeastern Bank Financial Trust II (“Trust II”).  These debentures bear interest at three-month LIBOR plus 1.40% (1.64% at December 31, 2013), adjusted quarterly.  Trust I and Trust II are wholly owned subsidiaries of the Company, but are not considered the primary beneficiaries of these trusts (variable interest entities); therefore, the trusts are not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability.  Trust I and Trust II acquired these debentures using the proceeds of their offerings of $10,000 of Trust Preferred Securities to outside investors.  The Trust Preferred Securities qualify as Tier 1 capital under Federal Reserve Board guidelines up to certain limits and accrue and pay distributions quarterly at a variable per annum rate of interest, reset quarterly, equal to LIBOR plus 1.40% of the stated liquidation amount of $1 thousand dollars per Capital Security.  The Company has entered into contractual arrangements which constitute a full, irrevocable and unconditional guarantee on a subordinated basis by the Company of the obligations of Trust I and Trust II under the Trust Preferred Securities.

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

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Note 12 – Income Taxes

Income tax (benefit) expense for the years ended December 31, 2013, 2012 and 2011 consists of the following:

	2013	2012	2011
	(Dollars in thousands)
Current tax (benefit) expense:
Federal	$5,838	$6,531	$6,098
State	432	386	330
Total current	6,270	6,917	6,428
Deferred tax expense (benefit)
Federal	761	(533)	(1,768)
State	116	102	(97)
Total deferred	877	(431)	(1,865)
Total income tax (benefit) expense	$7,147	$6,486	$4,563

Income tax (benefit) expense differed from the amount computed by applying the statutory Federal corporate tax rate of 35% in 2013, 2012 and 2011 to income before income taxes as follows:

	Years ended December 31
	2013	2012	2011
	(Dollars in thousands)
Computed “expected” tax (benefit) expense	$8,223	$7,322	$5,461
Increase (decrease) resulting from:
Tax-exempt interest income	(1,040)	(927)	(773)
Nondeductible interest expense	33	35	47
State income tax, net of Federal tax effect	356	286	151
Earnings on cash surrender value of bank-owned life insurance	(415)	(389)	(362)
Life insurance proceeds from bank-owned life insurance	(51)	—	—
Nondeductible stock compensation expense	2	16	44
Meals, entertainment, and club dues	80	72	63
Other, net	(41)	71	(68)
	$7,147	$6,486	$4,563

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2013 and 2012 are presented below:

	2013	2012
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan losses	$10,098	$11,059
Deferred compensation	4,064	3,944
Writedowns of Other Real Estate	—	417
Fair value adjustment on cash flow hedge	299	940
Unrealized loss on investment securities available for sale	6,132	—
Other	872	716
Total deferred tax assets	21,465	17,076
Deferred tax liabilities:
Unrealized gain on investment securities available for sale	—	(6,002)
Writedowns of Other Real Estate	(20)	—
Depreciation	(18)	(320)
Prepaid assets and other	(316)	(300)
Other	(88)	(48)
Total deferred tax liabilities	(442)	(6,670)
Net deferred tax asset	$21,023	$10,406

A valuation allowance is required for deferred tax assets if, based on available evidence, it is more likely than not that all or some portion of the asset may not be realized due to the inability to generate sufficient taxable income in the period and/or of the character necessary to utilize the benefit of the deferred tax asset.  In making this assessment, all sources of taxable income available to realize the deferred tax asset are considered including taxable income in prior carry-back years, future reversals of existing temporary differences, tax planning strategies and future taxable income exclusive of reversing temporary differences and carryforwards.  Based on management’s assessment, no valuation allowance was deemed necessary at December 31, 2013.

The Company and its subsidiary are subject to U.S. federal income tax as well as income tax of the state of Georgia and South Carolina.  The Company is no longer subject to examination by federal and state taxing authorities for years before 2010.

The total amount of interest and penalties recorded in the consolidated statements of comprehensive income for the year ended December 31, 2013, 2012 and 2011 was not material.

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Note 13 – Related Party Transactions

Deposits include accounts with certain directors and executives of the Company, including affiliates, and principal holders of the Company’s securities.  As of December 31, 2013 and 2012, these deposits totaled approximately $34,478 and $26,981, respectively.  See Note 4 for discussion of related party loans and Note 11 for discussion of related party debt.

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

Quantitative measures established by regulation to ensure capital adequacy require minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2013, that the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 2013, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.  Management is not aware of the existence of any conditions or events occurring subsequent to December 31, 2013 which would affect the Bank’s well capitalized classification.

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Actual capital amounts and ratios for the Company are presented in the following table as of December 31, 2013 and 2012, on a consolidated basis and for GB&T individually:

					To be well capitalized
			For capital adequacy		under prompt corrective
	Actual		purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Southeastern Bank Financial Corporation
As of December 31, 2013:
Total Capital (to risk-weighted assets)	$175,918	15.44%	$91,124	8.00%	N/A	N/A
Tier I Capital - risk-based (to risk-weighted assets)	161,530	14.18%	45,562	4.00%	N/A	N/A
Tier I Capital - leverage (to qtrly average assets)	161,530	9.37%	68,977	4.00%	N/A	N/A
As of December 31, 2012:
Total Capital (to risk-weighted assets)	$161,700	14.96%	$86,470	8.00%	N/A	N/A
Tier I Capital - risk-based (to risk-weighted assets)	147,691	13.66%	43,235	4.00%	N/A	N/A
Tier I Capital - leverage (to qtrly average assets)	147,691	8.87%	66,585	4.00%	N/A	N/A

Georgia Bank & Trust Company:
As of December 31, 2013:
Total Capital (to risk-weighted assets)	$170,599	14.99%	$91,018	8.00%	$113,772	10.00%
Tier I Capital - risk-based (to risk-weighted assets)	156,227	13.73%	45,509	4.00%	68,263	6.00%
Tier I Capital - leverage (to qtrly average assets)	156,227	9.07%	77,489	4.50%	86,099	5.00%
As of December 31, 2012:
Total Capital (to risk-weighted assets)	$157,120	14.57%	$86,279	8.00%	$107,849	10.00%
Tier I Capital - risk-based (to risk-weighted assets)	143,449	13.30%	43,140	4.00%	64,709	6.00%
Tier I Capital - leverage (to qtrly average assets)	143,449	8.64%	74,703	4.50%	83,003	5.00%

Southeastern Bank Financial Corporation and Georgia Bank and Trust Company are regulated by the Department of Banking and Finance of the State of Georgia (DBF).  The DBF requires that state banks in Georgia generally maintain a minimum ratio of Tier 1 capital to total assets of four and one-half percent (4.50%) for banks and four percent (4.00%) for holding companies.  These ratios are shown in the preceding table as Tier 1 Capital – leverage (to qtrly average assets).  The Company’s ratio at 9.37% and the Bank’s ratio at 9.07% exceed the minimum required, at December 31, 2013.

Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies to 50% of the preceding year’s earnings.  Based on this limitation, the amount of cash dividends available for payment in 2014 from GB&T is approximately $8,461, subject to maintenance of the minimum capital requirements and compliance with other banking regulations regarding the payment of dividends.

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Note 15 – Employee Benefit Plans

The Company has an employee savings plan (the Plan) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code.  Under the Plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit.  The Company has the option to make discretionary payments to the Plan. For the years ended December 31, 2013, 2012 and 2011, the Company contributed $910, $944 and $887, respectively, to the Plan, which is 5% of the annual salary of all eligible employees for 2013, 2012 and 2011.

Salary Continuation Agreements

The Company also has salary continuation agreements in place with certain key officers. Such agreements are structured with differing benefits based on the participant’s overall position and responsibility.  These agreements provide the participants with a supplemental income upon retirement at age 65, additional incentive to remain with the Company in order to receive these deferred retirement benefits and a compensation package that is competitive in the market.  These agreements vest over a ten year period, require a minimum number of years service, and contain change of control provisions.  All benefits would cease in the event of termination for cause, and if the participant’s employment were to end due to disability, voluntary termination or termination without cause, the participant would be entitled to receive certain reduced benefits based on vesting and other conditions.  The estimated cost of an annuity to pay this obligation is being accrued over the vesting period for each officer.  The Company recognized expense of $324, $2,249 and $1,449, during 2013, 2012 and 2011, respectively, related to these agreements.  The total amount accrued at December 31, 2013 and 2012 was $10,628 and $10,404, respectively.

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

The following tables set forth the status of the salary continuation agreements at December 31, 2013 and 2012.

	2013	2012	2011
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$10,404	$8,226	$6,850
Service cost	780	783	654
Interest cost	468	438	409
Cumulative effect of change in discount rate	(924)	1,029	385
Benefits paid	(100)	(72)	(72)
Projected benefit obligation at end of year	$10,628	$10,404	$8,226

Assumptions used to determine the benefit obligation at year end:

	2013	2012
Discount rate	5.25%	4.55%

Total contractual obligation at year end assuming no forfeitures or terminations:

	2013	2012
Full benefit	$30,210	$29,350
Vested benefit	20,286	18,564

At December 31, 2013 the estimated payments to be made over the next five years are as follows:

2014	$156
2015	125
2016	535
2017	662
2018	773
$2,251

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

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

During 2000, the Company adopted the 2000 Long-Term Incentive Plan (the 2000 Plan) which allows for stock option awards for up to 278,300 shares of the Company’s common stock to employees and officers of the Company.  Under the provisions of the 2000 Plan, the option price is determined by a committee of the board of directors at the time of grant and may not be less than 100% of the fair value of the common stock on the date of the grant of such option.  Generally, when granted, these options vest over a five-year period.  However, there were 11,000 options granted in 2005, that vest based on specific loan growth performance targets.  All options must be exercised within a ten-year period.  As of December 31, 2007, all options under this plan had been issued.  As of December 31, 2013, due to employee terminations and expiration of granted options, 129,593 options have reverted back to the option pool and are available for re-granting under the 2000 Plan.

During 2006, the Company adopted the 2006 Long-Term Incentive Plan (the 2006 Plan), approved by shareholders at the annual meeting, which allows for stock options awards for up to 275,000 shares of the Company’s common stock to key employees, officers, directors and independent contractors providing material services to the Company.  Under the provisions of the 2006 Plan, the option price is determined by a committee of the board of directors at the time of grant and may not be less than 100% of the fair value of the common stock on the date of the grant of such option.  Notwithstanding the foregoing, in the case of an Incentive Stock Option granted to a Participant who is a Ten Percent or more Stockholder, the Option Price shall not be less than one hundred and ten percent (110%) of the Fair Market Value of the Common Stock on the Date of Grant.  Generally, when granted, these options vest over a five-year period.  All options must be exercised within a ten year period from the date of the grant; however, options issued to a ten percent or more stockholder must be exercised within a five year period from its date of grant.  As of December 31, 2013 and 2012, total options, issued and outstanding, granted under this Plan were 88,967 and 95,017, respectively. As of December 31, 2013, 186,033 shares remain available for future grants under this Plan.

The Company periodically purchases treasury stock and may use it for stock option exercises, when available.  If treasury stock is not available, additional stock is issued.  The Company did not repurchase shares of treasury stock during 2013 and repurchased 6,000 shares of treasury stock during 2012.  The Company issued 2,420 shares of treasury stock in relation to exercised stock options in 2013 and did not issue any shares of treasury stock or additional stock in relation to exercised stock options in 2012.

The Company is required to compute the fair value of options at the date of grant and to recognize such costs as compensation expense ratably over the vesting period of the options.  For the year ended December 31, 2013, 2012 and 2011, the Company recognized $6, $45 and $127, respectively, as compensation expense resulting from all stock options.

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

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

There were no stock options granted during 2013, 2012 and 2011.

A summary of activity for stock options with a specified vesting period follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding - December 31, 2012	208,990	$30.04	2.69
Granted in 2013	-	-	-
Options exercised in 2013	(2,420)	17.56	-
Options lapsed in 2013	(12,650)	30.65	-
Options expired in 2013	(54,170)	20.78	-
Options Outstanding - December 31, 2013	139,750	$33.79	2.59	-

Fully vested or expected to vest	139,750	$33.79	2.59	-

Exercisable at December 31, 2013	139,750	$33.79	2.59	-

Information related to the stock options that vest over a specified period follows:

	2013	2012	2011
	(Dollars in thousands, except per share data)
Intrinsic value of options exercised	$3	—	—
Cash received from option exercises	43	—	—
Fair market value of stock received from option exercises	46	—	—

All stock options issued are incentive stock options and therefore, no tax benefit is realized.

As of December 31, 2013, there was no unrecognized compensation cost related to nonvested options that vest over a five year period.

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

The following table provides information for stock options that vest based on specific loan growth performance targets.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding - December 31, 2012	5,500	$31.18	2.50	-
Options lapsed in 2013	-	-	-	-
Options Outstanding - December 31, 2013	5,500	$31.18	1.50	$-

Exercisable at December 31, 2013	2,750	$31.18	1.50	$-

As of December 31, 2013 and December 31, 2012, there was no unrecognized compensation cost related to nonvested options granted based on performance.

Note 17 – Other Operating Expenses

Components of other operating expenses exceeding 1% of total revenues include the following for the years ended December 31, 2013, 2012, and 2011:

	2013	2012	2011
	(Dollars in thousands)
Marketing and business development	$1,821	$1,661	$1,367
Processing expense	2,127	1,949	1,744
Legal and professional fees	1,552	1,561	1,642
Data processing expense	1,566	1,472	1,722
FDIC Insurance	1,147	1,517	1,813
Loan costs (excluding ORE)	1,333	986	817
Other expense	3,377	3,154	3,455
Total other operating expense	$12,923	$12,300	$12,560

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

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

Summary information about the interest rate swaps designated as cash flow hedges as of December 31, 2013 and December 31, 2012 is as follows:

	December 31, 2013	December 31, 2012
	(Dollars in thousands)

Notional Amounts	$10,000	$10,000
Weighted average pay rates	5.35%	5.35%
Weighted average receive rates	1.64%	1.71%
Weighted average maturity	15.08 years	16.08 years
Unrealized losses	$768	$2,416

The swaps were forward starting and had effective dates of March 15, 2012 and June 15, 2012. Interest expense recorded on these swap transactions totaled $372 and $237 at December 31, 2013 and December 31, 2012, respectively and is reported as a component of interest expense in other borrowings.  No interest expense was recorded on these swap transactions during 2011.

If the fair value falls below specified levels, the Company is required to pledge collateral against these derivative contract liabilities.  As of December 31, 2013, the Company had pledged $1,253 with the counterparty.  Under certain circumstances, including a downgrade of its credit rating below specified levels, the counterparty is required to pledge collateral against these derivative contract liabilities.  As of December 31, 2013, no collateral had been received from the counterparty.

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Note 19 – Parent Company Only Condensed Financial Statements

The following represents Parent Company only condensed financial information of Southeastern Bank Financial Corporation:

Condensed Balance Sheets

	December 31
	2013	2012
	(Dollars in thousands)
Assets

Cash and cash equivalents	$6,209	4,477
Investment in banking subsidiaries	146,735	153,017
Premises and equipment, net	631	676
Deferred tax asset, net	353	994
Income tax receivable	-	634
Other assets	23	19
	$153,951	159,817

Liabilities and Stockholders’ Equity

Liabilities:
Interest rate swap derivatives	$768	2,416
Accrued interest and other liabilities	67	71
Subordinated debentures	21,547	21,547
Total liabilities	22,382	24,034

Stockholders’ equity	131,569	135,783
	$153,951	159,817

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Condensed Statements of Income

	Years ended December 31
	2013	2012	2011
	(Dollars in thousands)
Income:
Dividend income	$4,211	4,062	811
Interest income on interest-bearing deposits in other banks	2	4	-
Investment securities losses, net	-	-	(2)
Miscellaneous income	102	102	102
	4,315	4,168	911

Expense:
Interest expense	846	792	594
Occupancy expense	60	59	59
Other operating expense	145	138	152
	1,051	989	805

Income before equity in undistributed earnings of banking subsidiaries	3,264	3,179	106

Equity in undistributed earnings of banking subsidiaries	12,722	10,913	10,676

Income tax benefit	(360)	(343)	(263)

Net income	$16,346	14,435	11,045

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Condensed Statements of Cash Flows

	Year Ended December 31
	2013	2012	2011
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$16,346	14,435	11,045
Adjustments to reconcile net income to net cash provided by operating activities Depreciation	45	45	45
Deferred income tax (benefit) expense	-	(54)	57
Equity in undistributed earnings of banking subsidiaries	(12,722)	(10,913)	(10,676)
Investment securities losses, net	-	-	2
Decrease in accrued interest payable and other liabilities	(4)	(35)	(144)
Decrease (increase) in other assets	629	(250)	104
Net cash provided by operating activities	4,294	3,228	433

Cash flows from financing activities:
Payments of subordinated debentures	-	(1,400)	-
Purchase of treasury stock	-	(83)	-
Payment of cash dividends	(2,605)	-	-
Proceeds from stock options exercised, net of stock redeemed	43	-	-
Net cash used in financing activities	(2,562)	(1,483)	-

Net increase in cash and cash equivalents	1,732	1,745	433

Cash and cash equivalents at beginning of year	4,477	2,732	2,299

Cash and cash equivalents at end of year	$6,209	4,477	2,732

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Note 20 – Other Comprehensive Income (Loss)

Other comprehensive income (loss) for the Company consists of changes in net unrealized gains and losses on investment securities available-for-sale and interest rate swap derivatives.  The following table presents a summary of the accumulated other comprehensive income balances, net of tax.

	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)

Balance, December 31, 2010	$-	$(2,233)	$(2,233)

Current Year change	(1,382)	7,251	5,869
Balance, December 31, 2011	$(1,382)	$5,018	$3,636

Current Year change	(94)	4,410	4,316
Balance, December 31, 2012	$(1,476)	$9,428	$7,952

Current Year change	1,007	(19,060)	(18,053)
Balance, December 31, 2013	$(469)	$(9,632)	$(10,101)

The following table presents reclassifications out of accumulated other comprehensive income.

	Years Ended December 31,
	2013	2012	2011
Details about Accumulated Other Comprehensive Income Components	Amount reclassified from Accumulated Other Comprehensive Income	Amount reclassified from Accumulated Other Comprehensive Income	Amount reclassified from Accumulated Other Comprehensive Income	Affected line item in the Statement where Net Income is presented
(Dollars in thousands)
Unrealized gains and losses on available-for-sale securities
	$(895)	$321	$1,119	Realized gain (loss) on sale of securities
	-	(9)	(102)	Impairment expense
	(895)	312	1,017	Total before tax
	$272	$(97)	$(297)	Tax (expense) benefit
	$(623)	$215	$720	Net of tax

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011

Note 21 – Quarterly Financial Data (Unaudited)

The supplemental quarterly financial data for the years ended December 31, 2013 and 2012 is summarized as follows:

	Quarters ended
	March 31,	June 30,	September 30,	December 31,
	2013	2013	2013	2013
	(Dollars in thousands)

Interest income	$15,689	15,662	15,556	15,407
Interest expense	2,500	2,360	2,326	2,328
Net interest income	13,189	13,302	13,230	13,079
Provision for loan losses	1,745	2,414	1,887	1,392
Noninterest income	4,814	5,226	4,862	3,595
Noninterest expense	10,761	10,288	10,214	9,103
Net income	3,776	4,002	4,202	4,366
Net income per share - basic	0.57	0.60	0.63	0.65
Net income per share - diluted	0.57	0.60	0.63	0.65

	Quarters ended
	March 31,	June 30,	September 30,	December 31,
	2012	2012	2012	2012
	(Dollars in thousands)

Interest income	$15,930	16,002	15,891	15,847
Interest expense	3,311	3,016	2,911	2,796
Net interest income	12,619	12,986	12,980	13,051
Provision for loan losses	2,216	1,950	2,401	1,574
Noninterest income	5,267	5,022	5,748	5,457
Noninterest expense	10,923	11,245	10,612	11,288
Net income	3,302	3,361	3,876	3,896
Net income per share - basic	0.49	0.50	0.58	0.58
Net income per share - diluted	0.49	0.50	0.58	0.58

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.    Controls and Procedures

As of the end of the period covered by this report, our management, including our Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) that is required to be included in the Company’s periodic filings with the Securities and Exchange Commission.  During the fourth quarter of 2013, there were no significant changes in the Company’s internal controls that materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

Management has assessed the effectiveness of the Southeastern Bank Financial Corporation’s internal control over financial reporting as of December 31, 2013.  In making our assessment, management has utilized the framework published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in the 1992 “Internal Control-Integrated Framework”.  Based on our assessment, management has concluded that, as of December 31, 2013, internal control over financial reporting was effective.

/s/ R. Daniel Blanton
Chief Executive Officer
(principal executive officer)

/s/ Ronald L. Thigpen
Chief Operating Officer

/s/ Darrell R. Rains
Chief Financial Officer
(principal financial officer)

Date: February 26, 2014

Report of Independent Registered Public Accounting Firm on Internal Control
Over Financial Reporting

We have audited Southeastern Bank Financial Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Southeastern Bank Financial Corporation’s  management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, included in Item 9.A. of the Company’s Annual Report on Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Southeastern Bank Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Southeastern Bank Financial Corporation as of December 31, 2013 and 2012 and the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013, and our report dated February 26, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ Crowe Horwath LLP

Oak Brook, Illinois
February 26, 2014

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers and Corporate Governance

The Company has adopted a Code of Ethics applicable to its senior financial officers. A copy is available, without charge, upon telephonic or written request addressed to Ronald L. Thigpen, Executive Vice President, Chief Operating Officer and Assistant Corporate Secretary, Southeastern Bank Financial Corporation, 3530 Wheeler Road, Augusta, Georgia 30909, telephone (706) 738-6990.  The Code of Ethics is also incorporated by reference as an exhibit to this Annual Report on Form 10-K. The remaining information in response to this item is incorporated by reference to the Company’s definitive Proxy Statement for use in connection with the 2014 annual meeting of shareholders (which definitive Proxy Statement shall be filed with the commission not later than April 30, 2014).

Item 11.  Executive Compensation

The remaining information in response to this item is incorporated by reference to the Company’s definitive Proxy Statement for use in connection with the 2014 annual meeting of shareholders (which definitive Proxy Statement shall be filed with the commission not later than April 30, 2014).

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information regarding compensation plans under which equity securities of the Company are authorized for issuance. All data is presented as of December 31, 2013.

Equity Compensation Plan Table
	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	145,250	$33.69	315,626
Equity compensation plans not approved by security holders	0	0	0
TOTAL	145,250	$33.69	315,626

 Additional information in response to this item is incorporated by reference to the Company’s definitive Proxy Statement for use in connection with the 2014 annual meeting of shareholders (which definitive Proxy Statement shall be filed with the commission not later than April 30, 2014).

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information in response to this item is incorporated by reference to the Company’s definitive Proxy Statement for use in connection with the 2014 annual meeting of shareholders (which definitive Proxy Statement shall be filed with the commission not later than April 30, 2014).

Item 14.  Principal Accountant Fees and Services

Information in response to this item is incorporated by reference to the Company’s definitive Proxy Statement for use in connection with the 2014 annual meeting of shareholders (which definitive Proxy Statement shall be filed with the Commission not later than April 30, 2014).

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

149

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
150

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

10.15
Salary Continuation Agreement dated October 1, 2000 between the Company, the Bank and R. Daniel Blanton. (Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.)*

10.16
First Amendment dated as of October 15, 2003 to Salary Continuation Agreement dated October 1, 2000 between the Company, the Bank and R. Daniel Blanton. (Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)*

10.17
Salary Continuation Agreement dated October 15, 2003 between the Company, the Bank and Ronald L. Thigpen. (Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.)*

10.18
Supplemental Executive Retirement Benefits Agreement dated December 31, 2008 between the Bank and R. Daniel Blanton (Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.)*

10.19
Supplemental Executive Retirement Benefits Agreement dated December 31, 2008 between the Bank and Ronald L. Thigpen (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.)*

10.20
Supplemental Executive Retirement Benefits Agreement dated December 31, 2008 between the Bank and Darrell R. Rains (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.)*

10.21
First Amendment dated March 30, 2009 to Supplemental Executive Retirement Benefits Agreement between the Bank and Darrell R. Rains. (Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.)*

151

10.22
Second Amendment dated February 11, 2010 to Supplemental Executive Retirement Benefits Agreement between the Bank and Darrell R. Rains. (Incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012)*

10.23
Third Amendment dated March 21, 2011 to Supplemental Executive Retirement Benefits Agreement between the Bank and Darrell R. Rains. (Incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012.)*

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

10.27
Fourth Amendment dated March 5, 2013 to Supplemental Executive Retirement Benefits Agreement between the Bank and Darrell R. Rains. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 11, 2013.)*

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

101
Interactive Data Files providing financial information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 in XBRL (eXtensible Business Reporting Language). Pursuant to Regulation 406T of Regulation S-T, these Interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

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

February 26, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

February 26, 2014

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

153

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

155

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

10.15
Salary continuation agreement dated October 1, 2000 between the Company, the Bank and R. Daniel Blanton. (Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.)*

10.16
First Amendment dated as of October 15, 2003 to Salary Continuation Agreement dated October 1, 2000 between the Company, the Bank and R. Daniel Blanton. (Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)*

10.17
Salary continuation agreement dated October 15, 2003 between the Company, the Bank and Ronald L. Thigpen. (Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.)*

10.18
Supplemental Executive Retirement Benefits Agreement dated December 31, 2008 between the Bank and R. Daniel Blanton (Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.)*

157

10.19
Supplemental Executive Retirement Benefits Agreement dated December 31, 2008 between the Bank and Ronald L. Thigpen (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.)*

10.20
Supplemental Executive Retirement Benefits Agreement dated December 31, 2008 between the Bank and Darrell R. Rains (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.)*

10.21
First Amendment dated March 30, 2009 to Supplemental Executive Retirement Benefits Agreement between the Bank and Darrell R. Rains.(Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.)*

10.22
Second Amendment dated February 11, 2010 to Supplemental Executive Retirement Benefits Agreement between the Bank and Darrell R. Rains. (Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.)*

10.23
Third Amendment dated March 21, 2011 to Supplemental Executive Retirement Benefits Agreement between the Bank and Darrell R. Rains. (Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.)*

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

10.27
Fourth Amendment dated March 5, 2013 to Supplemental Executive Retirement Benefits Agreement between the Bank and Darrell R. Rains. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 11, 2013.)*

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

101
Interactive Data Files providing financial information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 in XBRL (eXtensible Business Reporting Language). Pursuant to Regulation 406T of Regulation S-T, these Interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

* Denotes a management compensatory agreement or arrangement.

