Form 10-Q
period 2014-03-31
Southeastern Bank Financial CORP
filed 2014-04-25
CIK 880116

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2014.

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

6,744,253 shares of common stock, $3.00 par value per share, outstanding as of April 22, 2014.

SOUTHEASTERN BANK FINANCIAL CORPORATION
FORM 10-Q
INDEX

			Page
Part I
	Item 1.	Financial Statements (Unaudited)

		Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013	3

		Consolidated Statements of Comprehensive Income (Loss) for the Three Months ended March 31, 2014 and 2013	4

		Consolidated Statements of Cash Flows for the Three Months ended March 31, 2014 and 2013	6

		Notes to Consolidated Financial Statements	8

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	47

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	69

	Item 4.	Controls and Procedures	69

Part II	Other Information

1

PART I
FINANCIAL INFORMATION

SOUTHEASTERN BANK FINANCIAL CORPORATION
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	March 31,
	2014	December 31,
Assets	(Unaudited)	2013
Cash and due from banks	$59,276	$36,766
Interest-bearing deposits in other banks	23,210	10,570
Cash and cash equivalents	82,486	47,336
Available-for-sale securities	654,738	649,979
Loans held for sale	13,525	10,638
Loans	926,754	905,713
Less allowance for loan losses	26,300	26,409
Loans, net	900,454	879,304

Premises and equipment, net	27,313	27,003
Accrued interest receivable	6,357	6,221
Bank-owned life insurance	36,023	35,745
Restricted equity securities	4,399	4,870
Other real estate owned	1,287	1,014
Deferred tax asset	18,105	21,023
Other assets	2,539	6,193
	$1,747,226	$1,689,326
Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$196,657	$187,287
Interest-bearing:
NOW accounts	374,095	351,799
Savings	522,224	521,656
Money management accounts	16,324	16,065
Time deposits of $100 or more	311,483	293,004
Other time deposits	82,384	84,992
	1,503,167	1,454,803

Securities sold under repurchase agreements	712	808
Advances from Federal Home Loan Bank	64,000	64,000
Accrued interest payable and other liabilities	15,920	16,599
Due to broker	2,506	-
Subordinated debentures	21,547	21,547
Total liabilities	1,607,852	1,557,757

Stockholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; 0 shares outstanding in 2014 and 2013, respectively	-	-
Common stock, $3.00 par value; 10,000,000 shares authorized; 6,743,641 and 6,680,225 shares issued in 2014 and 2013, respectively; 6,743,641 and 6,679,982 shares outstanding in 2014 and 2013, respectively	20,231	20,041
Additional paid-in capital	62,722	62,863
Retained earnings	61,707	58,769
Treasury stock, at cost; 0 and 243 shares in 2014 and 2013, respectively	-	(3)
Accumulated other comprehensive loss, net	(5,286)	(10,101)
Total stockholders’ equity	139,374	131,569
	$1,747,226	$1,689,326

See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Consolidated Statements of Comprehensive Income
(Dollars in thousands, except share data)

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Interest income:
Loans, including fees	$11,280	$11,691
Investment securities	3,534	3,982
Interest-bearing deposits in other banks	15	16
Total interest income	14,829	15,689
Interest expense:
Deposits	1,588	1,830
Securities sold under repurchase agreements	1	1
Other borrowings	668	669
Total interest expense	2,257	2,500

Net interest income	12,572	13,189
Provision for loan losses	1,057	1,745
Net interest income after provision for loan losses	11,515	11,444

Noninterest income:
Service charges and fees on deposits	1,629	1,674
Gain on sales of loans	819	1,840
(Loss) gain on sale of fixed assets, net	(1)	5
Investment securities gains (losses), net (includes $251 and ($44) accumulated other comprehensive income reclassifications for unrealized gains (losses) on available-for-sale securities)	251	(44)
Retail investment income	574	501
Trust service fees	323	305
Earnings from cash surrender value of bank-owned life insurance	278	283
Miscellaneous income	218	188
Total noninterest income	4,091	4,752
Noninterest expense:
Salaries and other personnel expense	5,766	6,197
Occupancy expenses	944	935
Other real estate losses (gains), net	(35)	410
Other operating expenses	3,438	3,157
Total noninterest expense	10,113	10,699

Income before income taxes	5,493	5,497
Income tax expense	1,687	1,721
Net income	$3,806	$3,776

Other comprehensive income (loss):
Unrealized gain (loss) on derivatives	(355)	344
Unrealized gain (loss) on securities available-for-sale	8,487	(906)
Reclassification adjustment for realized (gain) loss on securities, net of OTTI	(251)	44
Tax effect	(3,066)	201
Total other comprehensive income (loss)	4,815	(317)
Comprehensive income	$8,621	$3,459

4

SOUTHEASTERN BANK FINANCIAL CORPORATION

Consolidated Statements of Comprehensive Income
(Dollars in thousands, except share data)

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013

Basic net income per share	$0.57	$0.57

Diluted net income per share	0.57	0.57

Weighted average common shares outstanding	6,680,634	6,677,409

Weighted average number of common and common equivalent shares outstanding	6,680,717	6,677,409

See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Consolidated Statements of Cash Flows
(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net income	$3,806	$3,776
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	492	463
Deferred income tax benefit	(148)	(190)
Provision for loan losses	1,057	1,745
Net investment securities (gains) losses	(251)	44
Net amortization of premiums on investment securities	1,355	1,329
Earnings from CSV of bank-owned life insurance	(278)	(283)
Stock-based compensation expense	39	2
Loss (gain) on disposal of premises and equipment	1	(5)
(Gain) loss on the sale of other real estate	(35)	10
Provision for other real estate valuation allowance	-	400
Gain on sales of loans	(819)	(1,840)
Real estate loans originated for sale	(30,621)	(63,973)
Proceeds from sales of real estate loans	28,420	71,793
Increase in accrued interest receivable	(136)	(414)
Decrease in other assets	3,654	412
Decrease in accrued interest payable and other liabilities	(1,034)	(1,711)
Net cash provided by operating activities	5,502	11,558

Cash flows from investing activities:
Proceeds from sales of available-for-sale securities	43,359	47,999
Proceeds from maturities and calls of available-for-sale securities	15,551	31,040
Purchase of available-for-sale securities	(54,031)	(82,292)
Proceeds from redemption of FHLB stock	471	426
Net increase in loans	(22,452)	(11,751)
Additions to premises and equipment	(807)	(447)
Proceeds from sale of other real estate	140	951
Proceeds from sale of premises and equipment	4	5
Net cash used in investing activities	(17,765)	(14,069)

SOUTHEASTERN BANK FINANCIAL CORPORATION

Consolidated Statements of Cash Flows
(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013

Cash flows from financing activities:
Net increase in deposits	48,364	45,871
Net decrease in securities sold under repurchase agreements	(96)	(199)
Payment of cash dividends	(868)	-
Proceeds from stock options exercised	-	43
Proceeds from Directors’ stock purchase plan	13	12
Net cash provided by financing activities	47,413	45,727

Net increase in cash and cash equivalents	35,150	43,216
Cash and cash equivalents at beginning of period	47,336	43,888
Cash and cash equivalents at end of period	$82,486	$87,104

Supplemental disclosures of cash paid during the period for:
Interest	$2,334	$2,604
Income taxes	1,885	2,580

Supplemental information on noncash investing activities:
Loans transferred to other real estate owned	$378	$252
Loans provided for sales of other real estate owned	-	11
Due to broker	2,506	8,500

See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

(Dollar amounts are expressed in thousands unless otherwise noted)

March 31, 2014

Note 1 – Summary of Significant Accounting Policies

(a) Nature of Operations and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Southeastern Bank Financial Corporation and its wholly-owned subsidiary, Georgia Bank & Trust Company of Augusta, Georgia, together referred to as “the Company.” Significant intercompany transactions and accounts are eliminated in consolidation. Dollar amounts are rounded to thousands except share and per share data.

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

The financial statements for the three months ended March 31, 2014 and 2013 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations and cash flows for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results of operations which the Company may achieve for the entire year.

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

The following portfolio segments have been identified:

●	Acquisition Development and Construction (“ADC”) – CSRA
●	ADC – Other
●	Commercial Real Estate – Non owner occupied
●	Commercial Real Estate – Owner occupied
●	1-4 Family
●	Consumer
●	Other – Commercial, Financial and Agricultural

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

Commercial Real Estate – Non Owner Occupied – This lending category includes loans for office, warehouse, retail, hotel/motel and other non-owner occupied properties. Loans in this category carry more risk than owner-occupied properties because the property’s cash flow is not derived from the owner of the property’s business, but from unrelated tenants. These outside tenants are each subject to their own set of business risks depending upon their own financial situation, competitors, industry segment and general economic conditions. Therefore, the cash flow from the property in the form of rent may not be as stable as a one-user, owner-occupied property.

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

Commercial, Financial and Agricultural – This portfolio segment includes loans for a wide variety of business purposes. This segment also includes home equity lines of credit, loans secured by multi-family properties and loans to government entities. Loans in this category are affected by changes in national, regional and local economic factors that affect the businesses that operate in our market.

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

●	Loans are grouped in categories of similar risk characteristics (portfolio segments).
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

There have been no changes to the methodology during 2014 and 2013.

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

Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives. Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest on the loan is locked. The Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into, in order to hedge the change in interest rates resulting from its commitments to fund the loans. Changes in the fair values of these derivatives are included in net gains on sales of loans. Fair values of these derivatives were $35 and $31 as of March 31, 2014 and December 31, 2013, respectively.

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

In January 2014, the FASB amended existing guidance to clarify when a creditor should derecognize a loan receivable and recognize a collateral asset. An in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendment requires interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. This amendment is effective for interim and annual reporting periods beginning after December 15, 2014. The adoption of this standard will not have a material impact on the Company’s results of operation or financial position but will require expansion of the Company’s disclosures.

(e) Reclassifications

Some items in the prior period financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior period net income or shareholders’ equity.

Note 2 – Investment Securities

The following tables summarize the amortized cost and fair value of the available-for-sale investment securities portfolio at March 31, 2014 and December 31, 2013 and the corresponding amounts of unrealized gains and losses therein.

	March 31, 2014
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Available-for-sale	(Dollars in thousands)
Obligations of U.S. Government agencies	$210,478	514	(7,149)	203,843
Obligations of states and political subdivisions	104,021	2,423	(1,560)	104,884
Mortgage backed securities U.S. GSE’s* MBS - residential	144,136	1,168	(2,388)	142,916
U.S. GSE’s CMO	98,118	687	(974)	97,831
Corporate bonds	105,514	1,436	(1,686)	105,264
	$662,267	6,228	(13,757)	654,738

* Government sponsored entities

	December 31, 2013
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Available-for-sale	(Dollars in thousands)
Obligations of U.S. Government agencies	$233,697	597	(10,232)	224,062
Obligations of states and political subdivisions	112,408	1,293	(3,267)	110,434
Mortgage backed securities U.S. GSE’s MBS - residential	132,586	968	(3,583)	129,971
U.S. GSE’s CMO	81,031	456	(1,765)	79,722
Corporate bonds	106,022	1,519	(1,751)	105,790
	$665,744	4,833	(20,598)	649,979

As of March 31, 2014, in addition to the U.S. Government agencies and government sponsored entities, there was one issuer who represented 10% or more of stockholders’ equity within the investment portfolio. The Company’s holdings of investment securities issued by GE Capital totaled $14,392 or 10.33% of stockholders’ equity at March 31, 2014.

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

Proceeds from sales of securities available-for-sale and the associated gains (losses), excluding gains (losses) on called securities, for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended
	March 31,
	2014	2013
	(Dollars in thousands)
Proceeds	$43,359	$47,999
Gross Gains	472	372
Gross Losses	(221)	(427)

The amortized cost and fair value of the investment securities portfolio excluding equity securities are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2014
	Amortized	Estimated
	cost	fair value
	(Dollars in thousands)
Available-for-sale:
One year or less	$15,103	15,257
After one year through five years	64,418	65,434
After five years through ten years	155,358	151,563
After ten years	427,388	422,484
	$662,267	654,738

The following tables summarize the investment securities with unrealized losses at March 31, 2014 and December 31, 2013, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position.

	March 31, 2014
	Less than 12 months		12 months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
Temporarily impaired	(Dollars in thousands)
Obligations of U.S. Government agencies	$115,077	4,134	42,225	3,015	157,302	7,149
Obligations of states and political subdivisions	28,402	1,042	9,202	518	37,604	1,560
Mortgage backed securities U.S. GSE’s MBS - residential	78,507	2,154	4,417	234	82,924	2,388
U.S. GSE’s CMO	48,370	969	2,787	5	51,157	974
Corporate bonds	12,288	189	24,961	1,497	37,249	1,686
	$282,644	8,488	83,592	5,269	366,236	13,757

	December 31, 2013
	Less than 12 months		12 months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
Temporarily impaired	(Dollars in thousands)
Obligations of U.S. Government agencies	$142,173	7,149	29,452	3,083	171,625	10,232
Obligations of states and political subdivisions	55,273	2,765	6,911	502	62,184	3,267
Mortgage backed securities U.S. GSE’s MBS - residential	90,413	3,496	1,681	87	92,094	3,583
U.S. GSE’s CMO	56,620	1,765	—	—	56,620	1,765
Corporate bonds	28,688	912	20,663	839	49,351	1,751
	$373,167	16,087	58,707	4,511	431,874	20,598

Other-Than-Temporary Impairment – March 31, 2014

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

As of March 31, 2014, the Company’s security portfolio consisted of 394 securities, 188 of which were in an unrealized loss position. Of these securities with unrealized losses, 36.69% were related to the Company’s mortgage-backed and corporate securities as discussed below.

Mortgage-backed Securities

At March 31, 2014, all of the Company’s mortgage-backed securities were issued by U.S. government-sponsored entities and agencies, primarily the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Government National Mortgage Association (“Ginnie Mae”), institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2014.

Corporate Securities

The Company holds forty-eight corporate securities totaling $105,264, of which nineteen had an unrealized loss of $1,686 at March 31, 2014. Seventeen of the securities with an unrealized loss of $1,508 were issued by entities rated lower medium investment grade or higher. Because the decline in fair value is attributable primarily to changes in interest rates and not credit quality and because the Company does not have the intent to sell the securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2014. In addition two securities to two issuers were not rated. Neither of the issuers were in default, but in January of 2011 the Company was notified that one trust preferred security totaling $250 to one issuer not rated had elected to defer interest payments. The issuer is a bank holding company with operations in the Southeast. The Company considered several factors including the financial condition and near term prospects of the issuer and concluded that the decline in fair value was primarily attributable to temporary illiquidity and the financial crisis affecting these markets and not necessarily the expected cash flows of the individual security. The Company has considered the capital position of the subsidiary banks, the liquidity of the holding company, the existence and severity of publicly available regulatory agreements, and the fact that these deferrals are coming after the most severe impact of the national and regional recession. The prospect of capital formation in the current market, improving operating results of the industry overall have caused the Company to conclude that a return to normal subsidiary dividends and thus interest payments on the debt for this issuer is reasonably assured at this time. Because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2014.

At March 31, 2014, the fair value of one corporate security totaling $111 was measured using Level 3 inputs because the market for it has become illiquid, as indicated by few, if any, trades during the period. The discount rate used in the valuation model was based on a yield of 10% that the market would require for corporate debt obligations with maturities and risk characteristics similar to the subordinated debenture being measured.

The following table presents a rollforward of the credit losses recognized in earnings for the three month period ended March 31, 2014 and March 31, 2013.

	2014	2013
Beginning balance, January 1	$-	$586
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	-	-
Additions/Subtractions
Amounts realized for securities sold during the period	-	-
Amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	-	-
Reductions for increase in cash flows expected to be collected that are recognized over the remaining life of the security	-	-
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	-	-
Ending balance, March 31	$-	$586

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

Corporate Securities

The Company holds forty-five corporate securities totaling $105,790, of which twenty-three had an unrealized loss of $1,751 at December 31, 2013. Twenty-one of the securities with an unrealized loss of $1,549 were issued by entities rated lower medium investment grade or higher. Because the decline in fair value is attributable primarily to changes in interest rates and not credit quality and because the Company does not have the intent to sell the securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2013. In addition, two securities to two issuers were not rated. Neither of the issuers were in default, but in January of 2011 the Company was notified that one trust preferred security totaling $250 to one issuer not rated had elected to defer interest payments. The issuer is a bank holding company with operations in the Southeast. The Company considered several factors including the financial condition and near term prospects of the issuer and concluded that the decline in fair value was primarily attributable to temporary illiquidity and the financial crisis affecting these markets and not necessarily the expected cash flows of the individual security. The Company has considered the capital position of the subsidiary banks, the liquidity of the holding company, the existence and severity of publicly available regulatory agreements, and the fact that these deferrals are coming after the most severe impact of the national and regional recession. The prospect of capital formation in the current market, improving operating results of the industry overall have caused the Company to conclude that a return to normal subsidiary dividends and thus interest payments on the debt for this issuer is reasonably assured at this time. Because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2013.

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

The table below presents a rollforward of the credit losses recognized in earnings for the year ended December 31, 2013:

Beginning balance, January 1, 2013	$586
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	-
Additions/Subtractions
Amounts realized for securities sold during the period	(586)
Amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	-
Reductions for increase in cash flows expected to be collected that are recognized over the remaining life of the security	-
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	-

Ending balance, December 31, 2013	$-

Note 3 – Loans

The following table summarizes loans at March 31, 2014 and December 31, 2013.

	March 31, 2014	December 31, 2013
	(Dollars in thousands)

Commercial, financial, and agricultural	$207,722	202,074
Real estate:
Commercial	355,738	353,353
Residential	183,582	175,295
Acquisition, development and construction	164,773	160,498
Consumer installment	14,671	14,260
	$926,486	905,480

Less allowance for loan losses	26,300	26,409
Less deferred loan origination fees (costs)	(268)	(233)
	$900,454	879,304

The following tables present the activity in the allowance for loan losses by portfolio segment as of and for the three month periods ended March 31, 2014 and 2013.

	Three Months Ended March 31, 2014
	Commercial,
	Financial, and	CRE - Owner	CRE - Non Owner	Residential	ADC	ADC
	Agricultural	Occupied	Occupied	Real Estate	CSRA	Other	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$5,774	5,706	3,275	5,590	3,107	2,379	578	26,409
Charge-offs	(135)	—	(718)	(140)	(96)	(69)	(157)	(1,315)
Recoveries	21	4	24	7	—	—	93	149
Provision	(90)	326	492	46	(254)	479	58	1,057
Ending balance	$5,570	6,036	3,073	5,503	2,757	2,789	572	26,300

	Three Months Ended March 31, 2013
	Commercial,
	Financial, and	CRE - Owner	CRE - Non Owner	Residential	ADC	ADC
	Agricultural	Occupied	Occupied	Real Estate	CSRA	Other	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$4,368	6,825	4,047	5,677	4,533	2,903	493	28,846
Charge-offs	(293)	—	(5)	(367)	(1,120)	—	(195)	(1,980)
Recoveries	37	8	—	10	—	107	158	320
Provision	888	355	(429)	351	874	(384)	90	1,745
Ending balance	$5,000	7,188	3,613	5,671	4,287	2,626	546	28,931

The following tables present the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2014 and December 31, 2013.

	March 31, 2014
	Commercial,
	Financial, and	CRE - Owner	CRE - Non Owner	Residential	ADC	ADC
	Agricultural	Occupied	Occupied	Real Estate	CSRA	Other	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$—	—	—	—	—	—	—	—
Collectively evaluated for impairment	5,570	6,036	3,073	5,503	2,757	2,789	572	26,300
	$5,570	6,036	3,073	5,503	2,757	2,789	572	26,300

Loans:
Individually evaluated for impairment	423	613	10,446	2,950	2,243	5,175	—	21,850
Collectively evaluated for impairment	207,299	213,611	131,068	180,632	115,547	41,808	14,671	904,636
	$207,722	214,224	141,514	183,582	117,790	46,983	14,671	926,486

	December 31, 2013
	Commercial,
	Financial, and	CRE - Owner	CRE - Non Owner	Residential	ADC	ADC
	Agricultural	Occupied	Occupied	Real Estate	CSRA	Other	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$—	—	—	—	—	—	—	—
Collectively evaluated for impairment	5,774	5,706	3,275	5,590	3,107	2,379	578	26,409
	$5,774	5,706	3,275	5,590	3,107	2,379	578	26,409

Loans:
Individually evaluated for impairment	257	791	10,985	4,228	2,585	5,470	—	24,316
Collectively evaluated for impairment	201,817	215,516	126,061	171,067	120,980	31,463	14,260	881,164
	$202,074	216,307	137,046	175,295	123,565	36,933	14,260	905,480

The following tables present loans individually evaluated for impairment by class of loans as of March 31, 2014 and December 31, 2013.

	March 31, 2014
	Unpaid		Allowance for	Average
	Principal	Recorded	Loan Losses	Recorded
	Balance	Investment (2)	Allocated	Investment
	(Dollars in thousands)
With no related allowance recorded: (1)
Commercial, financial, and agricultural:
Commerical	$182	182	—	192
Financial	—	—	—	—
Agricultural	288	241	—	250
Equity lines	—	—	—	—
Other	—	—	—	—
Commercial real estate:
Owner occupied	634	613	—	619
Non Owner occupied	11,522	10,446	—	11,192
Residential real estate:
Secured by first liens	4,328	2,771	—	2,968
Secured by junior liens	252	179	—	181
Acquisition, development and construction:
Residential	—	—	—	—
Other	9,723	7,418	—	7,544
Consumer	—	—	—	—
	26,929	21,850	—	22,946

With an allowance recorded:	—	—	—	—

	$26,929	21,850	—	22,946

(1) No specific allowance for credit losses is allocated to these loans since they are sufficiently collateralized or had charge-offs
(2) Excludes accrued interest receivable and loan origination fees, net due to immateriality

	December 31, 2013
	Unpaid		Allowance for	Average
	Principal	Recorded	Loan Losses	Recorded
	Balance	Investment (2)	Allocated	Investment
	(Dollars in thousands)
With no related allowance recorded: (1)
Commercial, financial, and agricultural:
Commerical	$—	—	—	—
Financial	—	—	—	—
Agricultural	300	257	—	280
Equity lines	—	—	—	—
Other	—	—	—	—
Commercial real estate:
Owner occupied	861	791	—	775
Non Owner occupied	11,385	10,985	—	10,964
Residential real estate:
Secured by first liens	6,080	4,045	—	4,626
Secured by junior liens	254	183	—	190
Acquisition, development and construction:
Residential	290	290	—	289
Other	10,520	7,765	—	9,383
Consumer	—	—	—	—
	29,690	24,316	—	26,507

With an allowance recorded:	—	—	—	—

	$29,690	24,316	—	26,507

(1) No specific allowance for credit losses is allocated to these loans since they are sufficiently collateralized or had charge-offs
(2) Excludes accrued interest receivable and loan origination fees, net due to immateriality

The following tables present interest income on impaired loans for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31, 2014
	Interest	Cash Basis
	Income	Interest Income
	Recognized	Recognized
	(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$—	—
Financial	—	—
Agricultural	—	—
Equity lines	—	—
Other	—	—
Commercial real estate:
Owner occupied	4	4
Non Owner occupied	83	83
Residential real estate:
Secured by first liens	6	6
Secured by junior liens	2	2
Acquisition, development and construction:
Residential	—	—
Other	10	10
Consumer	—	—
	$105	105

Three Months Ended March 31, 2013
	Interest	Cash Basis
	Income	Interest Income
	Recognized	Recognized
(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$—	—
Financial	—	—
Agricultural	—	—
Equity lines	—	—
Other	—	—
Commercial real estate:
Owner occupied	—	—
Non Owner occupied	116	116
Residential real estate:
Secured by first liens	4	4
Secured by junior liens	2	2
Acquisition, development and construction:
Residential	—	—
Other	11	11
Consumer	—	—
	$133	133

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following tables present the aging of the recorded investment in past due loans as of March 31, 2014 and December 31, 2013 by class of loans.

	March 31, 2014
	30 - 89 Days	90 Days or	Nonaccrual	Total	Loans Not
	Past Due	More Past Due	Loans	Past Due	Past Due	Total
	(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$70	—	206	276	117,352	117,628
Financial	—	—	—	—	13,879	13,879
Agricultural	—	—	241	241	9,442	9,683
Equity lines	123	—	328	451	33,662	34,113
Other	—	—	75	75	32,344	32,419
Commercial real estate:
Owner occupied	638	—	554	1,192	213,032	214,224
Non Owner occupied	—	—	3,517	3,517	137,997	141,514
Residential real estate:
Secured by first liens	4,087	—	4,005	8,092	167,655	175,747
Secured by junior liens	233	—	279	512	7,323	7,835
Acquisition, development and construction:
Residential	—	—	—	—	45,230	45,230
Other	358	—	7,165	7,523	112,020	119,543
Consumer	60	—	66	126	14,545	14,671
	$5,569	—	16,436	22,005	904,481	926,486

	December 31, 2013
	30 - 89 Days	90 Days or	Nonaccrual	Total	Loans Not
	Past Due	More Past Due	Loans	Past Due	Past Due	Total
	(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$536	—	64	600	115,193	115,793
Financial	—	—	—	—	6,048	6,048
Agricultural	567	—	257	824	9,833	10,657
Equity lines	310	—	332	642	33,953	34,595
Other	13	—	75	88	34,893	34,981
Commercial real estate:
Owner occupied	525	—	394	919	215,388	216,307
Non Owner occupied	30	—	4,433	4,463	132,583	137,046
Residential real estate:
Secured by first liens	4,821	—	5,607	10,428	156,584	167,012
Secured by junior liens	235	—	287	522	7,761	8,283
Acquisition, development and construction:
Residential	—	—	290	290	44,939	45,229
Other	263	—	7,617	7,880	107,389	115,269
Consumer	91	—	71	162	14,098	14,260
	$7,391	—	19,427	26,818	878,662	905,480

Troubled Debt Restructurings:

The Company has troubled debt restructurings (TDRs) with a balance of $8,033 and $8,132 included in impaired loans at March 31, 2014 and December 31, 2013, respectively. No specific reserves were allocated to customers whose loan terms had been modified in TDRs as of March 31, 2014 and December 31, 2013. The Company is not committed to lend additional amounts as of March 31, 2014 and December 31, 2013 to customers with outstanding loans that are classified as TDRs. The following tables present TDRs as of March 31, 2014 and December 31, 2013.

	March 31, 2014
	Number of	Recorded
	Loans	Investment
	(Dollars in thousands)
Troubled Debt Restructurings:
Commercial, financial, and agricultural:
Commerical	-	$-
Financial	-	-
Agricultural	-	-
Equity lines	-	-
Other	-	-
Commercial real estate:
Owner occupied	2	439
Non Owner occupied	4	6,023
Residential real estate:
Secured by first liens	10	1,320
Secured by junior liens	2	179
Acquisition, development and construction:
Residential	-	-
Other	1	72
Consumer	-	-
	19	$8,033

	December 31, 2013
	Number of	Recorded
	Loans	Investment
	(Dollars in thousands)
Troubled Debt Restructurings:
Commercial, financial, and agricultural:
Commerical	-	$-
Financial	-	-
Agricultural	-	-
Equity lines	-	-
Other	-	-
Commercial real estate:
Owner occupied	3	791
Non Owner occupied	4	5,782
Residential real estate:
Secured by first liens	8	1,307
Secured by junior liens	2	182
Acquisition, development and construction:
Residential	-	-
Other	1	70
Consumer	-	-
	18	$8,132

During the periods ended March 31, 2014 and 2013, the terms of certain loans were modified as TDRs. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

Modifications involving a reduction of the stated interest rate of the loan were for rate reductions ranging from 2.13% to 2.50%. Modifications involving an extension of the maturity date were for periods ranging from 5 months to 192 months.

The following table presents loans by class modified as TDRs that occurred during the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding	Number of	Outstanding	Outstanding
	Loans	Recorded Investment	Recorded Investment	Loans	Recorded Investment	Recorded Investment
	(Dollars in thousands)			(Dollars in thousands)
Troubled Debt Restructurings:
Commercial, financial, and agricultural:
Commerical	-	$-	$-	-	$-	$-
Financial	-	-	-	-	-	-
Agricultural	-	-	-	-	-	-
Equity lines	-	-	-	-	-	-
Other	-	-	-	-	-	-
Commercial real estate:
Owner occupied	-	-	-	-	-	-
Non Owner occupied	-	-	-	-	-	-
Residential real estate:
Secured by first liens	1	287	223	2	552	424
Secured by junior liens	-	-	-	-	-	-
Acquisition, development and construction:
Residential	-	-	-	-	-	-
Other	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
	1	$287	$223	2	$552	$424

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no TDRs with payment defaults during the three months ended March 31, 2014 and March 31, 2013. As of March 31, 2014, all other TDRs are performing according to their modified terms.

The TDRs described in the previous table increased the allowance for loan losses by $53 and resulted in charge-offs of $53 for the three months ended March 31, 2014.

For the three months ended March 31, 2013, the TDRs described in the previous table increased the allowance for loan losses by $107 and resulted in charge-offs of $107.

Charge-offs on such loans are factored into the rolling historical loss rate, which is used in the calculation of the allowance for loan losses.

The terms of certain other loans were modified during the three month period ended March 31, 2014 and 2013 that did not meet the definition of a TDR. These loans have a total recorded investment as of March 31, 2014 and 2013 of $832 and $4,198 respectively. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

Certain loans which were modified during the three month period ended March 31, 2014 and 2013 and did not meet the definition of a TDR, as the modification was a delay in a payment that was considered to be insignificant, had delays in payment ranging from 30 days to 3 months in 2014 and 30 days to 2 months in 2013.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of March 31, 2014 and December 31, 2013, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows.

	March 31, 2014
	Pass	Watch	Substandard	Doubtful
	(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$103,678	9,218	4,732	—
Financial	13,879	—	—	—
Agricultural	8,754	—	929	—
Equity lines	33,141	375	597	—
Other	31,955	320	144	—
Commercial real estate:
Owner occupied	196,393	11,510	6,321	—
Non Owner occupied	124,437	5,731	11,346	—
Residential real estate:
Secured by first liens	155,897	14,208	5,642	—
Secured by junior liens	7,003	486	346	—
Acquisition, development and construction:
Residential	45,230	—	—	—
Other	97,899	13,214	8,430	—
Consumer	14,343	212	116	—
	$832,609	55,274	38,603	—

	December 31, 2013
	Pass	Watch	Substandard	Doubtful
	(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$101,134	9,707	4,952	—
Financial	6,048	—	—	—
Agricultural	9,705	—	952	—
Equity lines	33,576	486	533	—
Other	34,545	322	114	—
Commercial real estate:
Owner occupied	199,218	10,888	6,201	—
Non Owner occupied	119,057	5,654	12,335	—
Residential real estate:
Secured by first liens	146,379	13,226	7,407	—
Secured by junior liens	7,426	501	356	—
Acquisition, development and construction:
Residential	44,939	—	290	—
Other	93,071	13,310	8,888	—
Consumer	13,911	225	124	—
	$809,009	54,319	42,152	—

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

Assets and Liabilities Measured on a Recurring Basis

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as of March 31, 2014 and December 31, 2013.

	March 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Available-for-sale securities
Obligations of U.S.Government agencies	$203,843	-	203,843	-
Obligations of states and political subdivisions	104,884	-	104,884	-
Mortgage-backed securities
U.S. GSE’s MBS - residential	142,916	-	142,916	-
U.S. GSE’s CMO	97,831	-	97,831	-
Corporate bonds	105,264	-	105,153	111
Total available-for-sale securities	$654,738	-	654,627	111

Loans held for sale	13,525	-	13,525	-

Mortgage banking derivatives	35	-	35	-

	$668,298	-	668,187	111

Liabilities:
Interest rate swap derivatives	1,123	-	1,123	-

	$1,123	-	1,123	-

	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Available-for-sale securities
Obligations of U.S. Government agencies	$224,062	-	224,062	-
Obligations of states and political subdivisions	110,434	-	110,434	-
Mortgage-backed securities
U.S. GSE’s MBS - residential	129,971	-	129,971	-
U.S. GSE’s CMO	79,722	-	79,722	-
Corporate bonds	105,790	-	105,680	110
Total available-for-sale securities	$649,979	-	649,869	110

Loans held for sale	10,638	-	10,638	-

Mortgage banking derivatives	31	-	31	-

	$660,648	-	660,538	110

Liabilities:
Interest rate swap derivatives	768	-	768	-

	$768	-	768	-

The Company’s policy is to recognize transfers into or out of a level as of the end of the reporting period.

Transfers between Level 1 and Level 2:

No securities were transferred between Level 1 and Level 2 during the three months ended March 31, 2014 and the three months ended March 31, 2013.

Transfers between Level 2 and Level 3:

No securities were transferred between Level 2 and Level 3 during the three months ended March 31, 2014 and the three months ended March 31, 2013.

The following tables present a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2014 and 2013.

Fair Value Measurements Using Significant Unobservable
Inputs (Level 3)

	Total	Corporate bonds
(Dollars in thousands)

Beginning balance, January 1, 2014	$110	$110
Total gains or losses (realized/unrealized)
Included in earnings
Gain (loss) on sales	-	-
Other-than-temporary impairment	-	-
Included in other comprehensive income	1	1
Purchases, sales, issuances and settlements
Purchases	-	-
Sales, Calls	-	-
Issuances	-	-
Settlements	-	-
Principal repayments	-	-
Transfers into Level 3	-	-
Transfers out of Level 3	-	-

Ending balance, March 31, 2014	$111	$111

Fair Value Measurements Using Significant Unobservable
Inputs (Level 3)

	Total	Other CMO	Corporate bonds
(Dollars in thousands)

Beginning balance, January 1, 2013	$1,684	$1,576	$108
Total gains or losses (realized/unrealized)
Included in earnings
Gain (loss) on sales	-	-	-
Other-than-temporary impairment	-	-	-
Included in other comprehensive income	79	79	-
Purchases, sales, issuances and settlements
Purchases	-	-	-
Sales, Calls	-	-	-
Issuances	-	-	-
Settlements	-	-	-
Principal repayments	(95)	(95)	-
Transfers into Level 3	-	-	-
Transfers out of Level 3	-	-	-

Ending balance, March 31, 2013	$1,668	$1,560	$108

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

The following tables present quantitative information about level 3 fair value measurements at March 31, 2014 and 2013.

	March 31,	Valuation	Unobservable	Range
	2014	Technique	Inputs	(Weighted Avg)
	(Dollars in thousands)
Available-for-sale securities
Corporate bonds	111	discounted cash flow	yield	10.00%

	March 31,	Valuation	Unobservable	Range
	2013	Technique	Inputs	(Weighted Avg)
	(Dollars in thousands)
Available-for-sale securities
Mortgage-backed securities
Other CMO	1,560	discounted cash flow	voluntary prepayment rate	5.00% - 7.00% (5.68%)
			constant default rate	27.48% - 8.38% (15.29%)
			loss severity	55.00%
			yield	10.00%

Corporate bonds	108	discounted cash flow	yield	10.00%

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

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2014 and December 31, 2013 are summarized below.

	March 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired loans (1)
Real estate:
Commercial	$3,803	-	-	3,803
Residential	1,712	-	-	1,712
Acquisition, development and
construction	6,829	-	-	6,829
	$12,344	-	-	12,344

Other real estate owned
Real estate:
Commercial	$149	-	-	149
	$149	-	-	149
	$12,493	-	-	12,493

(1) Includes loans directly charged down to fair value.

	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired loans
Real estate:
Commercial	$939	-	-	939
Residential	2,505	-	-	2,505
Acquisition, development and
construction	5,691	-	-	5,691
	$9,135	-	-	9,135

Other real estate owned
Real estate:
Commercial	$149	-	-	149
	$149	-	-	149
	$9,284	-	-	9,284

The following represents impairment charges recognized during the period:

Impaired loans, which are measured for impairment using the fair value of collateral for collateral dependent loans, had a recorded investment of $12,344, resulting in an additional provision for loan losses of $868 for the three months ended March 31, 2014.

As of December 31, 2013, impaired loans had a recorded investment of $9,135, resulting in an additional provision for loan losses of $2,879 for the year ending 2013.

Other real estate owned, which is carried at fair value less costs to sell, was $149 which consisted of the outstanding balance of $200, less a valuation allowance of $51. There were no write downs for the three months ended March 31, 2014.

As of December 31, 2013, other real estate owned was $149 which consisted of the outstanding balance of $200, less a valuation allowance of $51, resulting in a write down of $51 for the year ending 2013.

The following tables present quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2014 and December 31, 2013.

	March 31,	Valuation	Unobservable	Range
	2014	Techniques	Inputs	(Weighted Avg)
	(Dollars in thousands)
Impaired loans
Real estate:
Commercial	3,803	sales comparison	adjustment for	0.00% - 70.99% (15.30%)
			differences between
			the comparable sales

		income approach	discount rate	11.50%

		income approach	capitalization rate	8.25% - 9.29% (8.63%)

Residential	1,712	sales comparison	adjustment for	0.00% - 20.88% (7.80%)
			differences between
			the comparable sales

Acquisition, development and
construction	6,829	sales comparison	adjustment for	0.00% - 65.00% (17.85%)
			differences between
			the comparable sales

		income approach	discount rate	10.00% - 12.00% (10.22%)

		income approach	capitalization rate	7..25%

Other real estate owned
Real estate:
Commercial	149	sales comparison	adjustment for	5.00% - 50.00% (27.50%)
			differences between
			the comparable sales

	Dec. 31,	Valuation	Unobservable	Range
	2013	Techniques	Inputs	(Weighted Avg)
	(Dollars in thousands)
Impaired loans
Real estate:
Commercial	939	sales comparison	adjustment for	0.00% - 70.99% (20.38%)
			differences between
			the comparable sales

		income approach	capitalization rate	9.00%

Residential	2,505	sales comparison	adjustment for	0.00% - 18.76% (6.85%)
			differences between
			the comparable sales

Acquisition, development and
construction	5,691	sales comparison	adjustment for	0.00% - 65.00% (20.85%)
			differences between
			the comparable sales

		income approach	discount rate	12.00%

		income approach	capitalization rate	7.25%

Other real estate owned
Real estate:
Commercial	149	sales comparison	adjustment for	5.00% - 50.00% (27.50%)
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

(h)	Commitments

The difference between the carrying values and fair values of commitments to extend credit are not significant and are not disclosed.

The carrying amounts and estimated fair values of the Company’s financial instruments at March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014
	Carrying	Fair Value Measurements
	amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$82,486	82,486	82,486	-	-
Loans, net	888,110	886,707	-	-	886,707
Restricted equity securities	4,399	N/A
Financial liabilities:
Deposits with stated maturities	393,867	394,805	-	394,805	-
Deposits without stated maturities	1,109,300	1,109,300	1,109,300	-	-
Securities sold under repurchase agreements	712	712	712	-	-
Advances from FHLB	64,000	68,145	-	68,145	-
Subordinated debentures	21,547	16,300	-	-	16,300

	December 31, 2013
	Carrying	Fair Value Measurements
	amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$47,336	47,336	47,336	-	-
Loans, net	870,169	869,348	-	-	869,348
Restricted equity securities	4,870	N/A
Financial liabilities:
Deposits with stated maturities	377,996	379,247	-	379,247	-
Deposits without stated maturities	1,076,807	1,076,807	1,076,807	-	-
Securities sold under repurchase agreements	808	808	808	-	-
Advances from FHLB	64,000	68,309	-	68,309	-
Subordinated debentures	21,547	16,258	-	-	16,258

Note 5 – Stock-Based Compensation

The Company’s 2006 Long Term Incentive Plan provides for the issuance of restricted stock awards to officers and directors. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date.

On March 19, 2014, the Compensation Committee of the Company approved grants of 63,000 shares to certain of its directors and executive officers. The fair value of the stock was determined using the closing price on date of grant. The shares vest in equal one-third increments on each of February 1, 2015; February 1, 2016; and February 1, 2017.

A summary of changes in the Company’s nonvested shares for the three month period ended March 31, 2014 is as follows:

Weighted Avg
	Number of	Grant-Date
	Shares	Fair Value

Nonvested at January 1, 2014	-
Granted	63,000	$21.60
Vested	-
Forfeited	-
Nonvested at March 31, 2014	63,000	$21.60

As of March 31, 2014, there was $1,322 of total unrecognized compensation cost related to nonvested shares granted under the Plan. The cost will be recognized over a period of thirty-five months.

Note 6 – Interest Rate Swap Derivatives

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

Summary information about the interest rate swaps designated as cash flow hedges as of March 31, 2014 and December 31, 2013 is as follows:

	March 31, 2014	December 31, 2013
	(Dollars in thousands)

Notional Amounts	$10,000	$10,000
Weighted average pay rates	5.35%	5.35%
Weighted average receive rates	1.63%	1.64%
Weigted average maturity	14.83 years	15.08 years
Unrealized losses	$1,123	$768

The swaps were forward starting and had effective dates of March 15, 2012 and June 15, 2012. Interest expense recorded on these swap transactions totaled $93 and $91 at March 31, 2014 and March 31, 2013, respectively and is reported as a component of interest expense in other borrowings.

If the fair value falls below specified levels, the Company is required to pledge collateral against these derivative contract liabilities. As of March 31, 2014, the Company had pledged $1,254 with the counterparty. Under certain circumstances, including a downgrade of its credit rating below specified levels, the counterparty is required to pledge collateral against these derivative contract liabilities. As of March 31, 2014, no collateral had been received from the counterparty.

Note 7 – Other Comprehensive Income (Loss)

Other comprehensive income (loss) for the Company consists of changes in net unrealized gains and losses on investment securities available-for-sale and interest rate swap derivatives. The following tables present a summary of the accumulated other comprehensive income balances, net of tax, as of March 31, 2014 and 2013.

	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)
Balance, December 31, 2013	$(469)	$(9,632)	$(10,101)
Current Year change	(217)	5,032	4,815
Balance, March 31, 2014	$(686)	$(4,600)	$(5,286)

	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)
Balance, December 31, 2012	$(1,476)	$9,428	$7,952
Current Year change	210	(527)	(317)
Balance, March 31, 2013	$(1,266)	$8,901	$7,635

The following table presents reclassifications out of accumulated other comprehensive income.

	Three Months Ended March 31,
	2014	2013
Details about Accumulated Other Comprehensive Income Components	Amount reclassified from Accumulated Other Comprehensive Income	Amount reclassified from Accumulated Other Comprehensive Income	Affected line item in the Statement where Net Income is presented
	(Dollars in thousands)
Unrealized gains and losses on available-for-sale securities
	$251	$(44)	Realized gain (loss) on sale of securities
	-	-	Impairment expense
	251	(44)	Total before tax
	$(77)	$14	Tax (expense) benefit
	$174	$(30)	Net of tax

Note 8 – Dividends

On January 15, 2014, the Company declared a quarterly cash dividend of $0.13 per share on outstanding shares. The dividend was paid on February 14, 2014 to shareholders of record as of January 31, 2014.

On April 23, 2014, the Company declared a quarterly cash dividend of $0.13 per share on outstanding shares. The dividend is payable on May 23, 2014 to shareholders of record as of May 9, 2014.

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

The Company’s primary source of income is from its lending activities, followed by interest income from its investment activities, service charges and fees on deposits and gain on sales of mortgage loans in the secondary market. Interest income on loans decreased $411 or 3.52% for the first three months of 2014 as compared to the first three months of 2013 and was due primarily to decreased loan yields offset in part by increased volume. Interest income on investment securities decreased $448 or 11.25% and was due primarily to declining yields somewhat offset by a larger investment portfolio. Service charges and fees on deposits decreased $45 or 2.69% and resulted primarily from decreases in non-sufficient funds (“NSF”) income on consumer checking accounts and to a lesser degree decreased ATM/Debit card income for the first three months of 2014. Gain on sales of loans decreased $1,021 or 55.49% due primarily to reduced mortgage originations and refinancing activity during the first three months of the year.

Table 1 - Selected Financial Data

	March 31,	December 31,	March 31,
	2014	2013	2013
	(Dollars in thousands)

Assets	$1,747,226	$1,689,326	$1,718,136
Investment securities	654,738	649,979	664,257
Loans	926,754	905,713	881,286
Deposits	1,503,167	1,454,803	1,467,143

Annualized return on average total assets	0.91%	0.97%	0.91%
Annualized return on average equity	11.36%	12.09%	11.13%

The Company is focused on the net interest margin and the generation of loans to offset declining investment portfolio yields, asset quality, liquidity management and regulatory capital levels. Asset levels have increased and resulted from increased loan portfolio balances over the comparable periods in an effort to maintain net interest income. In addition, cash balances increased.

Annualized return on average total assets and annualized return on average equity have declined slightly in the first quarter of 2014 as compared to the first quarter of 2013. The decreased returns were due primarily to decreased net interest income and lower gain on sales of loans, offset in part by reduced provision for loan losses and reduced non-interest expense. Net income for the three months ended March 31, 2014 was $3,806 compared to $3,776 for the same period in 2013.

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

Forward-Looking Statements

Southeastern Bank Financial Corporation may, from time to time, make written or oral forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission (the “Commission”) and its reports to shareholders. Statements made in such documents, other than those concerning historical information, should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The Company’s actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors, including unanticipated changes in the Company’s local economies, the national economy, governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values and securities portfolio values; difficulties in interest rate risk management; the effects of competition in the banking business; difficulties in expanding the Company’s business into new markets; changes in governmental regulation relating to the banking industry, including but not limited to the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Basel III international capital accord; failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans; and other factors. The Company cautions that such factors are not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, the Company.

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

Fair Value of Financial Instruments

A significant portion of the Company’s assets are financial instruments carried at fair value. This includes securities available-for-sale, loans held for sale, certain impaired loans, mortgage banking derivatives and other real estate owned. At March 31, 2014 and December 31, 2013 the percentage of total assets measured at fair value was 38.96% and 39.66%, respectively. The majority of assets carried at fair value are based on either quoted market prices or market prices for similar instruments. At March 31, 2014, 1.85% of assets measured at fair value were based on significant unobservable inputs. This consisted primarily of available-for-sale securities, impaired loans and other real estate and represents approximately 0.72% of the Company’s total assets. See Note 4 “Fair Value Measurements” in the “Notes to Consolidated Financial Statements” herein for additional disclosures regarding the fair value of financial instruments.

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

Investment Securities

The fair values for available-for-sale securities are generally based upon quoted market prices or observable market prices for similar instruments. These values take into account recent market activity as well as other market observable data such as interest rate, spread and prepayment information. When market observable data is not available, which generally occurs due to the lack of liquidity for certain securities, the valuation of the security is subjective and may involve substantial judgment. The Company conducts periodic reviews to identify and evaluate each available-for-sale security that has an unrealized loss for other-than-temporary impairment. An unrealized loss exists when the fair value of an individual security is less than its amortized cost basis. The primary factors the Company considers in determining whether an impairment is other-than-temporary are the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and whether the Company intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis. As of March 31, 2014, the Company had one available-for-sale security with a fair value of $111, which is approximately 0.01% of total assets, valued using unobservable inputs (Level 3). This security was a single issuer subordinated debenture issued by a financial institution.

Results of Operations

Net income for the first three months of 2014 was $3,806, a slight increase of $30 or 0.79% compared with net income of $3,776 for the first three months of 2013. Decreases in net interest income and gain on sales of loans were offset by reduced provision for loan losses and non-interest expense.

Total other comprehensive income for the first three months of 2014 was $4,815 compared to other comprehensive loss of $317 in the first three months 2013. The change was due primarily to an unrealized gain on securities available-for-sale of $8,487 caused by a decrease in market interest rates and therefore an increase in market value of the portfolio.

Noninterest income decreased $661 or 13.91% for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 and resulted primarily from decreased gain on sales of loans of $1,021. Service charges and fees on deposits decreased $45 or 2.69%. Partially offsetting these declines were investment securities gains which increased $295, retail investment income which increased $73 and trust service fees which increased $18.

Noninterest expense totaled $10,113 for the three months ended March 31, 2014, a decrease of $586, or 5.48% compared to the same period ended March 31, 2013. Notable changes included a decrease of $445 in other real estate losses and a decrease in salaries and other personnel expenses of $431.

Table 2 - Selected Balance Sheet Data

	March 31,	December 31,	Variance
	2014	2013	Amount	%
	(Dollars in thousands)

Cash, due from banks and interest-bearing deposits	$82,486	$47,336	$35,150	74.26%
Investment securities	654,738	649,979	4,759	0.73%
Loans	926,754	905,713	21,041	2.32%
Other real estate owned	1,287	1,014	273	26.92%
Deferred tax asset	18,105	21,023	(2,918)	(13.88%)
Assets	1,747,226	1,689,326	57,900	3.43%
Deposits	1,503,167	1,454,803	48,364	3.32%
Securities sold under repurchase agreements	712	808	(96)	(11.88%)
Advances from Federal Home Loan Bank	64,000	64,000	-	0.00%
Liabilities	1,607,852	1,557,757	50,095	3.22%
Stockholders’ equity	139,374	131,569	7,805	5.93%

Table 2 highlights significant changes in the balance sheet at March 31, 2014 as compared to December 31, 2013. Total assets increased $57,900 and reflect an increase in cash and cash equivalents of $35,150, an increase in loans of $21,041, loans held for sale of $2,887 and an increase in investment securities of $4,759. The deferred tax asset decreased $2,918 and was due primarily to the tax effect of the change in value of unrealized gains and losses on securities available-for-sale recognized through other comprehensive income. Total liabilities increased $50,095 and reflect an increase in deposits of $48,364. Stockholders’ equity increased $7,805 and was due primarily to a $4,815 decrease in accumulated other comprehensive loss and by net earnings retention of $2,938.

The Company has continued to maintain a relatively high level of liquid funds in light of current economic conditions but has elected to invest a portion of these funds and funds obtained through deposit growth into the investment and loan portfolios. Investments increased $4,759 or 0.73% from December 31, 2013 to March 31, 2014. Loans increased $21,041 or 2.32%.

The $48,364 net increase in deposits was marked by shifts in deposit categories. NOW accounts increased $22,296 due primarily to $16,561 increase in public funds checking account balances. Total time deposits increased $15,871 and was due to an increase in brokered deposits of $26,277 offset in part by reductions in retail time deposits of $10,405. Noninterest-bearing demand accounts increased $9,370. Brokered deposits totaled $187,983 at March 31, 2014 compared to $161,706 at December 31, 2013.

The annualized return on average assets for the Company was 0.91% for the three months ended March 31, 2014 and 2013.

The annualized return on average stockholders’ equity was 11.36% for the three months ended March 31, 2014, compared to 11.13% for the same period last year.

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

Table 3 - Average Balances, Income and Expenses, Yields and Rates

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Average Amount	Annualized Average Yield or Rate	Amount Paid or Earned	Average Amount	Annualized Average Yield or Rate	Amount Paid or Earned
	(Dollars in thousands)
Interest-earning assets:
Loans	$914,418	4.92%	$11,201	$874,059	5.28%	$11,502
Loans held for sale	9,533	3.36%	79	27,858	2.75%	189
Investment securities
Taxable	565,399	2.01%	2,837	558,279	2.35%	3,273
Tax-exempt	88,055	3.17%	697	80,427	3.53%	709
Interest-bearing deposits in other banks	15,983	0.38%	15	13,133	0.49%	16
Total interest-earning assets	$1,593,388	3.73%	$14,829	$1,553,756	4.05%	$15,689

Interest-bearing liabilities:
Deposits	$1,276,149	0.50%	$1,588	$1,276,102	0.58%	$1,830
Securities sold under repurchase agreements	770	0.52%	1	900	0.44%	1
Other borrowings	85,547	3.17%	668	85,547	3.17%	669
Total interest-bearing liabilities	$1,362,466	0.67%	$2,257	$1,362,549	0.74%	$2,500

Net interest margin/income:		3.16%	$12,572		3.40%	$13,189

Net interest income decreased $617 (4.68%) during the three month period as compared to the same period in 2013 and resulted primarily from lower yields on loans and investments offset in part by lower rates paid on deposits.

Loan interest income decreased $301 (2.62%) in the three month period as compared to the same period in the prior year. The change resulted primarily from lower yields, which decreased from 5.28% to 4.92%, but was offset by a $40,359 increase in average loans. Interest on loans held for sale decreased $110 (58.20%). The change resulted primarily from an $18,325 decrease in average loans offset by an increase in yields from 2.75% to 3.36%. Nonaccrual loans resulted in the reversal of $36 in interest income compared to $19 in the same period in 2013.

Interest income on taxable investment securities declined $436 or 13.32% and interest income on tax-exempt investment securities decreased $12 or 1.69%. Average taxable and tax-exempt investment balances increased $7,120 and $7,628 or 1.28% and 9.48% respectively, but the effect on income was substantially reduced due to a decline in the average portfolio yield. The average yield on the taxable investment portfolio declined from 2.35% in the first quarter of 2013 to 2.01% in the first quarter of 2014 and the average yield on the tax-exempt investment portfolio declined from 3.53% to 3.17% for the same period.

Total interest income declined $860 (5.48%) and average yields on interest-earning assets declined from 4.05% in 2013 to 3.73% in 2014.

Deposit interest expense decreased $242 (13.22%) in the three month period as compared to the same period in the prior year, primarily as a result of lower rates paid on deposits. Due to these reductions and the low interest rate environment, the annualized average rate of interest bearing liabilities decreased from 0.74% at March 31, 2013 to 0.67% at March 31, 2014.

The Company’s net interest margin for the three months ended March 31, 2014 decreased 24bp to 3.16% compared to 3.40% for the three months ended March 31, 2013. The decrease in the net interest margin was due to asset yields declining faster than liability costs and was offset in part by a larger volume of average interest earning assets.

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

Table 4 - Rate/Volume Analysis

	Three Months Ended
	March 31, 2014 compared to March 31, 2013
	Increase (Decrease) due to
	Volume	Rate	Combined	Total
Interest-earning assets:	(Dollars in thousands)
Loans	531	(795)	(37)	(301)
Loans held for sale	(124)	42	(28)	(110)
Investment securities
Taxable	42	(472)	(6)	(436)
Tax-exempt	67	(72)	(7)	(12)
Interest-bearing deposits in other banks	3	(4)	-	(1)
Total interest-earning assets	519	(1,301)	(78)	(860)

Interest-bearing liabilities:
Deposits	-	(242)	-	(242)
Securities sold under repurchase agreements	-	-	-	-
Other borrowings	-	(1)	-	(1)
Total interest-bearing liabilities	-	(243)	-	(243)

Net change in net interest income				$(617)

Provision for Loan Losses

The provision for loan losses is the charge to operating earnings necessary to maintain the allowance for loan losses at a level which, in management’s estimate, is adequate to cover the estimated amount of probable incurred losses in the loan portfolio. The provision for loan losses totaled $1,057 for the three months ended March 31, 2014 compared to $1,745 for the three months ended March 31, 2013. See “Allowance for Loan Losses” for further analysis of the provision for loan losses.

Noninterest Income

Table 5 - Noninterest Income

	Three Months Ended
	March 31,		Variance
	2014	2013	Amount	%
	(Dollars in thousands)

Service charges and fees on deposits	$1,629	$1,674	$(45)	(2.69%)
Gain on sales of loans	819	1,840	(1,021)	(55.49%)
(Loss) gain on sale of fixed assets, net	(1)	5	(6)	(120.00%)
Investment securities gains (losses), net of other-than-temporary impairment	251	(44)	295	(670.45%)
Retail investment income	574	501	73	14.57%
Trust services fees	323	305	18	5.90%
Earnings from cash surrender value of bank-owned life insurance	278	283	(5)	(1.77%)
Miscellaneous income	218	188	30	15.96%
Total noninterest income	$4,091	$4,752	$(661)	(13.91%)

Noninterest income decreased $661 (13.91%) during the three month period as compared to the same period in 2013. The most significant decreases in income for the three month period were a decrease in gain on sales of loans of $1,021 (55.49%) due to lower volume of mortgage originations. In addition, service charges and fees on deposits decreased $45 and resulted from decreased consumer overdraft and interchange fees which decreased $37 and of $4 respectively. Partially offsetting these decreases were investment securities gains (losses) which increased $295, retail investment income which increased $73 and trust service fees which increased $18.

Noninterest Expense

Table 6 - Noninterest Expense

Three Months Ended
	March 31,		Variance
	2014	2013	Amount	%
	(Dollars in thousands)

Salaries and other personnel expense	$5,766	$6,197	$(431)	(6.95%)
Occupancy expenses	944	935	9	0.96%
Marketing & business development	504	449	55	12.25%
Processing expense	583	541	42	7.76%
Legal and professional fees	476	404	72	17.82%
Data processing expense	418	376	42	11.17%
FDIC insurance	274	407	(133)	(32.68%)
Communications expense	227	145	82	56.55%
Loss (gain) on sale of other real estate	(35)	10	(45)	(450.00%)
Provision for other real estate losses	-	400	(400)	(100.00%)
Loan costs (excluding OREO)	376	225	151	67.11%
Other operating expenses	580	610	(30)	(4.92%)
Total noninterest expense	$10,113	$10,699	$(586)	(5.48%)

Noninterest expense decreased $586 (5.48%) during the three month period as compared to the same period in 2013. The most significant decreases in expense for the three month period were loss (gain) on sale of other real estate and provision for other real estate losses which decreased $445, salaries and other personnel expense which decreased $431 (6.95%) due primarily to reduced retirement and other benefit plan costs and reduced salaries due to costs deferred on loan originations and FDIC insurance which decreased $133 (32.68%) due in part to a lower assessment rate.

Partially offsetting these decreases were loan costs, excluding OREO which increased $151 (67.11%) due to an increase in estimated losses on mortgage loans sold to investors, increased communications and data processing expense of $82 and $42 respectively associated in part with migration to an outsourced mainframe and new communications systems. In addition, the Company began to advertise at a higher level in 2014, causing marketing expense to increase.

Income Taxes

The Company recognized income tax expense of $1,687 for the three months ended March 31, 2014 as compared to an income tax expense of $1,721 for the same period in 2013. The effective income tax rate for the three months ended March 31, 2014 was 30.71%. At March 31, 2014, the Company maintained net deferred tax assets of $18,105. A valuation allowance is required for deferred tax assets if, based on available evidence, it is more likely than not that all or some portion of the asset may not be realized due to the inability to generate sufficient taxable income in the period and/or of the character necessary to utilize the benefit of the deferred tax asset. In making this assessment, all sources of taxable income available to realize the deferred tax asset are considered including taxable income in prior carry-back years, future reversals of existing temporary differences, tax planning strategies and future taxable income exclusive of reversing temporary differences and carryforwards. Based on management’s assessment, no valuation allowance was deemed necessary at March 31, 2014.

Loans

The following table presents the composition of the Company’s loan portfolio as of March 31, 2014 and December 31, 2013.

Table 7 - Loan Portfolio Composition

	March 31, 2014		December 31, 2013
	Amount	%	Amount	%
	(Dollars in thousands)
Commercial financial and agricultural	$207,722	22.41%	$202,074	22.31%
Real estate
Commercial	355,738	38.39%	353,353	39.01%
Residential	183,582	19.81%	175,295	19.36%
Acquisition, development and construction	164,773	17.78%	160,498	17.72%
Total real estate	704,093	75.98%	689,146	76.09%
Consumer
Direct	14,081	1.52%	13,619	1.50%
Indirect	18	0.00%	29	0.00%
Revolving	572	0.06%	612	0.07%
Total consumer	14,671	1.58%	14,260	1.57%
Deferred loan origination costs (fees)	268	0.03%	233	0.03%
Total	$926,754	100.00%	$905,713	100.00%

At March 31, 2014, the loan portfolio is comprised of 75.98% real estate loans. Commercial, financial and agricultural loans comprise 22.41%, and consumer loans comprise 1.58% of the portfolio.

Commercial real estate comprises 38.39% of the loan portfolio and consists of both non-owner occupied and owner occupied properties, where the operations of the commercial entity provide the necessary cash flow to service the debt. For this portion of the real estate loan portfolio, repayment is generally not dependent upon the sale of the real estate held as collateral. Acquisition, development and construction loans comprise 17.78% of the loan portfolio and the Company has recognized significant losses in this portfolio. The Company carefully monitors the loans in this category since the repayment of these loans is generally dependent upon the sale of the real estate in the normal course of business and can be impacted by national and local economic conditions. The residential category, 19.81% of the portfolio, represents those loans that the Company chooses to maintain in its portfolio rather than selling into the secondary market for marketing and competitive reasons and commercial loans secured by residential real estate.

The Company has no large loan concentrations to individual borrowers. Unsecured loans at March 31, 2014 totaled $46,236.

Interest reserves are established for certain ADC (acquisition development and construction) loans based on the feasibility of the project, the timeframe for completion, the creditworthiness of the borrower and guarantors, and collateral. An interest reserve allows the borrower’s interest cost to be capitalized and added to the loan balance. As a matter of practice GB&T does not generally establish loan funded interest reserves on ADC loans; however, the Company’s loan portfolio includes four loans with interest reserves at March 31, 2014. The following table details the loans and accompanying interest reserves as of March 31, 2014.

	March 31, 2014
		Reserves
	Balance	Original	Advanced	Remaining
	(Dollars in thousands)

Loan 1	$9,626	330	238	92
Loan 2	5,074	250	44	206
Loan 3	5,189	82	64	18
Loan 4	2,185	62	16	46

These ADC loans have not been renewed or restructured and as of March 31, 2014, are not on nonaccrual.

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

Nonperforming Assets

Non-performing assets include nonaccrual loans, loans past due 90 days or more, restructured loans and other real estate owned. Table 8 shows the current and prior period amounts of non-performing assets. Non-performing assets were $24,062 at March 31, 2014, compared to $26,677 at December 31, 2013 and $30,923 at March 31, 2013. Significant changes from March 2013 to March 2014 included a $11,327 decrease in nonaccrual loans and a decrease in other real estate owned of $1,094 offset in part by an increase in troubled debt restructurings of $5,560.

There were no loans past due 90 days or more and still accruing at March 31, 2014 and December 31, 2013. At March 31, 2013, loans past due 90 days or more and still accruing totaled $43.

Troubled debt restructurings (TDRs) are troubled loans in which the original terms have been modified in favor of the borrower or either principal or interest has been forgiven due to deterioration in the borrower’s financial condition. There were $8,033 in TDRs at March 31, 2014, of which $1,694 were on nonaccrual status. TDRs totaled $8,132 at December 31, 2013, of which $1,896 were on nonaccrual status, and $2,949 at March 31, 2013, of which $2,170 were on nonaccrual status.

Table 8 - Non-Performing Assets

	March 31, 2014	December 31, 2013	March 31, 2013
	(Dollars in thousands)
Nonaccrual loans:
Commercial financial and agricultural	$850	$728	$2,011
Real Estate:
Commercial	4,071	4,827	11,560
Residential	4,284	5,894	6,141
Acquisition, development and construction	7,165	7,907	7,990
Consumer	66	71	61
Total Nonaccrual loans	16,436	19,427	27,763
Restructured loans (1)	6,339	6,236	779
Other real estate owned	1,287	1,014	2,381
Total Non-performing assets	$24,062	$26,677	$30,923

Loans past due 90 days or more and still accruing interest	$-	$-	$43

Non-performing assets to total assets	1.38%	1.58%	1.80%

Non-performing assets to period end loans and OREO	2.59%	2.94%	3.50%

Allowance for loan loss to period end nonaccrual loans	160.01%	135.94%	104.21%

(1) Restructured loans on nonaccrual status at period end are included under nonaccrual loans in the table.

The ratio of non-performing assets to total loans and other real estate was 2.59% at March 31, 2014 compared to 2.94% at December 31, 2013 and 3.50% at March 31, 2013. The ratio of allowance for loan losses to total nonaccrual loans was 160.01% at March 31, 2014 compared to 135.94% at December 31, 2013 and 104.21% at March 31, 2013. The resolution of non-performing assets continues to be a priority of management.

Nonaccrual loans decreased $11,327 (40.80%) from March 31, 2013 due primarily to a decline in nonaccrual commercial, nonaccrual commercial real estate and nonaccrual residential real estate loans of $1,161, $7,489 and $1,857, respectively. The decrease in nonaccrual commercial real estate loans was due in part to an upgrade to accrual status on two hotel properties totaling approximately $5,568 that became categorized as a troubled debt restructure based on a repayment plan confirmed by bankruptcy court. Under the terms of the repayment plan, interest was capitalized to the loans in the amount of $380. Other decreases were related to foreclosures, subsequent sales and write downs on several properties. Although the exposure has declined, a significant portion of nonaccrual loans continues to be collateral-dependent ADC and commercial real estate loans. The following table provides further information regarding the Company’s nonaccrual loans.

Table 9 - Nonaccrual Loans

			Nonaccrual					Appraisal	Appraised
	Balance	Originated	Date	Trigger	Collateral	Allowance	Method	Date	Value
	(Dollars in thousands)
ADC Loan - Other	4,595	03/23/07	05/06/13	financial condition	retail centers	-	collateral value	9/11 - 10/11	5,599
Commercial Real Estate	2,587	08/29/08	11/18/11	bankruptcy	hotel	-	collateral value	03/14	2,800
ADC Loan - CSRA	1,726	12/28/11	12/28/12	financial condition	land	-	collateral value	03/14	1,920
	$8,908
Other, net	7,528

Nonaccrual loans at March 31, 2014	$16,436

The following table presents a roll forward of other real estate owned for the three month periods ended March 31, 2014 and 2013, respectively.

Table 10 - Other Real Estate Owned

	2014	2013
	(Dollars in thousands)
Beginning balance, January 1	$1,014	$3,490
Additions	378	252
Increase in valuation allowance	-	(400)
Sales	(140)	(951)
Gain (loss) on sale of OREO	35	(10)
Ending balance, March 31	$1,287	$2,381

The following table provides details of other real estate owned as of March 31, 2014, December 31, 2013 and March 31, 2013, respectively.

	March 31, 2014	December 31, 2013	March 31, 2013
	(Dollars in thousands)
Other Real Estate:
Real Estate
Commercial	$429	$433	$1,452
Residential	56	24	390
Acquisition, development and construction	853	608	1,530
	1,338	1,065	3,372

Valuation allowance	(51)	(51)	(991)
	$1,287	$1,014	$2,381

The change in other real estate owned is due to the continuing process of resolving problem loans. In the first three months of 2014, additions to other real estate owned totaled $378 compared to $252 for the same period in 2013. Proceeds from sales of other real estate totaled $140 for the three months ended March 31, 2014 compared to $951 for the three months ended March 31, 2013.

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

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management’s analysis of risk in the loan portfolio. Loans determined to be uncollectible are charged to the allowance for loan losses and subsequent recoveries are added to the allowance. A provision for losses in the amount of $1,057 was charged to expense for the three months ended March 31, 2014 compared to $1,745 for the three months ended March 31, 2013.

At March 31, 2014 the ratio of allowance for loan losses to period end loans was 2.84% compared to 2.92% at December 31, 2013 and 3.28% at March 31, 2013. The decline in overall level of allowance as a percentage of the portfolio is due in part to the decline in the average historical net loss rate (see Footnote 1 ALLL Methodology).

Net charge-offs totaled $1,166 for the three months ended March 31, 2014, the majority of which $694 or 59.52% were related to non-owner occupied commercial real estate loans. The provisions for loan losses allocated to individual portfolio segments are affected by the calculation of average historical net loss rate factors and by the internal and external qualitative factors within each category.

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

Liquidity and Capital Resources

The Company has maintained adequate liquidity to meet operating and loan funding requirements. The loan to deposit ratio at March 31, 2014 was 61.65% compared to 62.26% at December 31, 2013 and 60.07% at March 31, 2013. Deposits at March 31, 2014 and December 31, 2013 include $187,983 and $161,706 of brokered certificates of deposit, respectively. GB&T has also utilized borrowings from the Federal Home Loan Bank. GB&T maintains a line of credit with the Federal Home Loan Bank approximating 10% of its total assets. Federal Home Loan Bank advances are collateralized by eligible first mortgage loans, commercial real estate loans and investment securities. Federal Home Loan Bank advances totaled $64,000 at March 31, 2014. GB&T maintains repurchase lines of credit with SunTrust Robinson Humphrey, Atlanta, Georgia, for advances up to $20,000, of which $0 was outstanding at March 31, 2014 and a $10,000 repurchase line of credit with Center State Bank, Orlando, Florida, of which $0 was outstanding at March 31, 2014. GB&T has a federal funds purchased accommodation with SunTrust Bank, Atlanta, Georgia for advances up to $10,000, of which $0 was outstanding at March 31, 2014. The Company also maintains a borrowing facility at the Federal Reserve Bank, under the Borrower-In-Custody Program, of which $0 was outstanding at March 31, 2014. Additionally, liquidity needs can be supplemented by the structuring of the maturities of investment securities and the pricing and maturities on loans and deposits offered to customers. The Company also uses retail securities sold under repurchase agreements to fund operations. Retail securities sold under repurchase agreements were $712 at March 31, 2014.

Stockholders’ equity to total assets was 7.98% at March 31, 2014 compared to 7.79% at December 31, 2013 and 8.11% at March 31, 2013. The capital of the Company exceeded all required regulatory guidelines at March 31, 2014. The Company’s Tier 1 risk-based, total risk-based and leverage capital ratios were 14.20%, 15.46%, and 9.62%, respectively, at March 31, 2014.

The following table reflects the current regulatory capital levels in more detail, including comparisons to the regulatory minimums.

Table 11 - Regulatory Capital Requirements
March 31, 2014

	Actual		Required		Excess
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Southeastern Bank Financial Corporation

Risk-based capital:
Tier 1 capital	$164,520	14.20%	46,355	4.00%	118,165	10.20%
Total capital	179,152	15.46%	92,711	8.00%	86,441	7.46%
Tier 1 leverage ratio	164,520	9.62%	68,437	4.00%	96,083	5.62%

Georgia Bank & Trust Company

Risk-based capital:
Tier 1 capital	$159,011	13.74%	46,297	4.00%	112,714	9.74%
Total capital	173,625	15.00%	92,593	8.00%	81,032	7.00%
Tier 1 leverage ratio	159,011	9.31%	76,892	4.50%	82,119	4.81%

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

Unfunded commitments to extend credit where contract amounts represent potential credit risk totaled $191,825 at March 31, 2014. This includes standby letters of credit of $5,802 at March 31, 2014. These commitments are primarily at variable interest rates.

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

Table 12 - Commitments and Contractual Obligations

	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(Dollars in thousands)
Lines of credit	$186,023	-	-	-
Standby letters of credit	5,802	-	-	-
Lease agreements	208	317	22	-
Deposits	1,271,592	158,701	72,243	631
Securities sold under repurchase agreements	712	-	-	-
Salary continuation agreements	148	794	1,387	27,842
FHLB advances	-	15,000	35,000	14,000
Due to broker	2,506	-	-	-
Subordinated debentures	1,547	-	-	20,000
Total commitments and contractual obligations	$1,468,538	$174,812	$108,652	$62,473

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2014, there were no substantial changes in the interest rate sensitivity analysis or the sensitivity of market value of portfolio equity for various changes in interest rates calculated as of December 31, 2013. A detailed discussion of market risk is provided in the Company’s 2013 Annual Report on Form 10-K.

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (principal executive officer) and its Group Vice President and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, such officers concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) that is required to be included in the Company’s periodic filings with the Securities and Exchange Commission. There have been no changes in the Company’s internal controls or, to the Company’s knowledge, in other factors during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II
OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is subject.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect its business, financial condition or future results. The risks described in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to management or that management currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On April 15, 2004, the Company announced the commencement of a stock repurchase program, pursuant to which it will, from time to time, repurchase up to 100,000 shares of its outstanding stock. The program does not have a stated expiration date. No stock repurchase programs were terminated during the first quarter of 2014 and there were no shares repurchased under the existing stock repurchase plan or otherwise during the first quarter.

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

101
Interactive Data Files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 in XBRL (eXtensible Business Reporting Language). Pursuant to Regulation 406T of Regulation S-T, these Interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

SOUTHEASTERN BANK FINANCIAL CORPORATION
Form 10-Q Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHEASTERN BANK FINANCIAL CORPORATION
Date: April 25, 2014
	By:	/s/ Darrell R. Rains
Darrell R. Rains
Group Vice President, Chief
Financial Officer (Duly Authorized
Officer of Registrant and Principal
Financial Officer)

