Form 10-Q
period 2014-06-30
Southeastern Bank Financial CORP
filed 2014-07-25
CIK 880116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2014.

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

6,744,891 shares of common stock, $3.00 par value per share, outstanding as of July 22, 2014.

SOUTHEASTERN BANK FINANCIAL CORPORATION
FORM 10-Q
INDEX
			Page
Part I
	Item 1.	Financial Statements (Unaudited)

		Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013	3

		Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months ended June 30, 2014 and 2013	4

		Consolidated Statements of Cash Flows for the Six Months ended June 30, 2014 and 2013	6

		Notes to Consolidated Financial Statements	8

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	50

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	74

	Item 4.	Controls and Procedures	75

Part II	Other Information

	Item 1.	Legal Proceedings	76
	Item 1A.	Risk Factors	76
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	76
	Item 3.	Defaults Upon Senior Securities	76
	Item 4.	Mine Safety Disclosures	76
	Item 5.	Other Information	76
	Item 6.	Exhibits	77

Signature			78

* No information submitted under this caption

1

PART I
FINANCIAL INFORMATION

SOUTHEASTERN BANK FINANCIAL CORPORATION
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	June 30,
	2014	December 31,
Assets	(Unaudited)	2013
Cash and due from banks	$71,980	$36,766
Interest-bearing deposits in other banks	9,055	10,570
Cash and cash equivalents	81,035	47,336
Available-for-sale securities	647,599	649,979
Loans held for sale	24,500	10,638
Loans	960,231	905,713
Less allowance for loan losses	26,883	26,409
Loans, net	933,348	879,304

Premises and equipment, net	27,379	27,003
Accrued interest receivable	5,987	6,221
Bank-owned life insurance	36,304	35,745
Restricted equity securities	4,398	4,870
Other real estate owned	1,500	1,014
Deferred tax asset	15,920	21,023
Other assets	2,607	6,193
	$1,780,577	$1,689,326
Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$196,702	$187,287
Interest-bearing:
NOW accounts	392,969	351,799
Savings	522,861	521,656
Money management accounts	15,370	16,065
Time deposits of $100 or more	322,845	293,004
Other time deposits	81,065	84,992
	1,531,812	1,454,803

Securities sold under repurchase agreements	653	808
Advances from Federal Home Loan Bank	64,000	64,000
Accrued interest payable and other liabilities	17,471	16,599
Subordinated debentures	20,000	21,547
Total liabilities	1,633,936	1,557,757

Stockholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; 0 shares outstanding in 2014 and 2013, respectively	-	-
Common stock, $3.00 par value; 10,000,000 shares authorized; 6,744,253 and 6,680,225 shares issued in 2014 and 2013, respectively; 6,744,253 and 6,679,982 shares outstanding in 2014 and 2013, respectively	20,233	20,041
Additional paid-in capital	62,850	62,863
Retained earnings	64,874	58,769
Treasury stock, at cost; 0 and 243 shares in 2014 and 2013, respectively	-	(3)
Accumulated other comprehensive loss, net	(1,316)	(10,101)
Total stockholders’ equity	146,641	131,569
	$1,780,577	$1,689,326

See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION
Consolidated Statements of Comprehensive Income (Loss)
(Dollars in thousands, except share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Interest income:
Loans, including fees	$11,641	$11,744	$22,921	$23,435
Investment securities	3,618	3,897	7,152	7,879
Interest-bearing deposits in other banks	18	21	33	37
Total interest income	15,277	15,662	30,106	31,351
Interest expense:
Deposits	1,586	1,683	3,174	3,513
Securities sold under repurchase agreements	2	1	3	2
Other borrowings	659	676	1,327	1,345
Total interest expense	2,247	2,360	4,504	4,860

Net interest income	13,030	13,302	25,602	26,491
Provision for loan losses	1,011	2,414	2,068	4,159
Net interest income after provision for loan losses	12,019	10,888	23,534	22,332

Noninterest income:
Service charges and fees on deposits	1,792	1,794	3,421	3,468
Gain on sales of loans	1,373	2,155	2,192	4,057
Gain on sale of fixed assets, net	13	16	12	21
Investment securities gains (losses), net (includes $26 and $15 for the three months ended and $277 and ($29) for the six months ended June 30, 2014 and 2013 accumulated other comprehensive income (loss) reclassifications for unrealized gains (losses) on available-for-sale securities)	26	15	277	(29)
Retail investment income	514	487	1,088	988
Trust service fees	319	284	642	589
Earnings from cash surrender value of bank-owned life insurance	281	288	559	571
Miscellaneous income	205	187	423	375
Total noninterest income	4,523	5,226	8,614	10,040
Noninterest expense:
Salaries and other personnel expense	6,148	6,141	11,914	12,338
Occupancy expenses	987	939	1,931	1,874
Other real estate losses (gains), net	22	207	(13)	617
Other operating expenses	3,484	3,001	6,922	6,219
Total noninterest expense	10,641	10,288	20,754	21,048

Income before income taxes	5,901	5,826	11,394	11,324
Income tax expense	1,857	1,824	3,544	3,545
Net income	$4,044	$4,002	$7,850	$7,779

Other comprehensive income (loss):
Unrealized gain (loss) on derivatives	(288)	781	(643)	1,125
Unrealized gain (loss) on securities available-for-sale	6,811	(18,928)	15,298	(19,834)
Reclassification adjustment for realized (gain) loss on securities, net of OTTI	(26)	(15)	(277)	29
Tax effect	(2,527)	7,065	(5,593)	7,266
Total other comprehensive income (loss)	3,970	(11,097)	8,785	(11,414)
Comprehensive income (loss)	$8,014	$(7,095)	$16,635	$(3,635)

SOUTHEASTERN BANK FINANCIAL CORPORATION
Consolidated Statements of Comprehensive Income (Loss)
(Dollars in thousands, except share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Basic net income per share	$0.61	$0.60	$1.18	$1.16

Diluted net income per share	0.60	0.60	1.17	1.16

Weighted average common shares outstanding	6,681,253	6,678,807	6,680,945	6,678,112

Weighted average number of common and common equivalent shares outstanding	6,686,332	6,678,807	6,682,954	6,678,112

See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION
Consolidated Statements of Cash Flows
(Dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net income	$7,850	$7,779
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,007	930
Deferred income tax (benefit) expense	(490)	309
Provision for loan losses	2,068	4,159
Net investment securities (gains) losses	(277)	29
Net amortization of premiums on investment securities	2,465	2,702
Earnings from CSV of bank-owned life insurance	(559)	(571)
Stock-based compensation expense	155	3
Gain on disposal of premises and equipment	(12)	(21)
(Gain) loss on the sale of other real estate	(32)	69
Provision for other real estate valuation allowance	19	548
Gain on sales of loans	(2,192)	(4,057)
Real estate loans originated for sale	(77,949)	(131,360)
Proceeds from sales of real estate loans	66,560	134,563
Decrease (increase) in accrued interest receivable	234	(68)
Decrease in other assets	3,587	990
Increase (decrease) in accrued interest payable and other liabilities	228	(887)
Net cash provided by operating activities	2,662	15,117

Cash flows from investing activities:
Proceeds from sales of available-for-sale securities	77,968	74,215
Proceeds from maturities and calls of available-for-sale securities	33,231	58,444
Purchase of available-for-sale securities	(95,986)	(172,547)
Proceeds from redemption of FHLB stock	471	426
Net increase in loans	(57,090)	(7,134)
Additions to premises and equipment	(1,421)	(770)
Proceeds from sale of other real estate	225	2,084
Proceeds from sale of premises and equipment	50	39
Net cash used in investing activities	(42,552)	(45,243)

SOUTHEASTERN BANK FINANCIAL CORPORATION
Consolidated Statements of Cash Flows
(Dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2014	2013

Cash flows from financing activities:
Net increase in deposits	77,009	21,621
Net (decrease) increase in securities sold under repurchase agreements	(155)	9,742
Payments on subordinated debentures	(1,547)	-
Payment of cash dividends	(1,745)	(868)
Proceeds from stock options exercised	-	43
Proceeds from Directors’ stock purchase plan	27	25
Net cash provided by financing activities	73,589	30,563

Net increase in cash and cash equivalents	33,699	437
Cash and cash equivalents at beginning of period	47,336	43,888
Cash and cash equivalents at end of period	$81,035	$44,325

Supplemental disclosures of cash paid during the period for:
Interest	$4,516	$4,982
Income taxes	3,670	4,365

Supplemental information on noncash investing activities:
Loans transferred to other real estate owned	$698	$307
Loans provided for sales of other real estate owned	-	11
Due to broker	-	6,480

See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

(Dollar amounts are expressed in thousands unless otherwise noted)

June 30, 2014

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

The financial statements for the three and six months ended June 30, 2014 and 2013 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations and cash flows for the interim periods have been made.  All such adjustments are of a normal recurring nature.  The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results of operations which the Company may achieve for the entire year.

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

12

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

Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives.  Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest on the loan is locked.  The Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into, in order to hedge the change in interest rates resulting from its commitments to fund the loans.  Changes in the fair values of these derivatives are included in net gains on sales of loans.  Fair values of these derivatives were $81 and $31 as of June 30, 2014 and December 31, 2013, respectively.

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

In May 2014, the FASB issued an update (ASU No. 2014-09, Revenue from Contracts with Customers) creating FASB Topic 606, Revenue from Contracts with Customers. The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides steps to follow to achieve the core principle. An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative information is required about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The amendments in this update are effective for interim and annual reporting periods beginning after December 15, 2016. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements.

(e) Reclassifications

Some items in the prior period financial statements were reclassified to conform to the current presentation.  Reclassifications had no effect on prior period net income or shareholders’ equity.

Note 2 – Investment Securities

The following tables summarize the amortized cost and fair value of the available-for-sale investment securities portfolio at June 30, 2014 and December 31, 2013 and the corresponding amounts of unrealized gains and losses therein.

	June 30, 2014
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Available-for-sale		(Dollars in thousands)
Obligations of U.S. Government agencies	$204,879	593	(4,567)	200,905
Obligations of states and political subdivisions	90,539	2,963	(599)	92,903
Mortgage backed securities
U.S. GSE’s* MBS - residential	141,626	1,864	(1,134)	142,356
U.S. GSE’s CMO	114,126	987	(841)	114,272
Corporate bonds	97,173	1,495	(1,505)	97,163
	$648,343	7,902	(8,646)	647,599

* Government sponsored entities

	December 31, 2013
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Available-for-sale		(Dollars in thousands)
Obligations of U.S. Government agencies	$233,697	597	(10,232)	224,062
Obligations of states and political subdivisions	112,408	1,293	(3,267)	110,434
Mortgage backed securities
U.S. GSE’s MBS - residential	132,586	968	(3,583)	129,971
U.S. GSE’s CMO	81,031	456	(1,765)	79,722
Corporate bonds	106,022	1,519	(1,751)	105,790
	$665,744	4,833	(20,598)	649,979

As of June 30, 2014, except for the U.S. Government agencies and government sponsored entities, there was no issuer who represented 10% or more of stockholders’ equity within the investment portfolio.

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

Proceeds from sales of securities available-for-sale and the associated gains (losses), excluding gains (losses) on called securities, for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)		(Dollars in thousands)

Proceeds	$34,609	$26,216	$77,968	$74,215
Gross Gains	438	419	910	791
Gross Losses	(412)	(404)	(633)	(831)

The amortized cost and fair value of the investment securities portfolio are shown by contractual maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2014
	Amortized	Estimated
	cost	fair value
	(Dollars in thousands)
Available-for-sale:
One year or less	$13,071	13,175
After one year through five years	61,242	62,588
After five years through ten years	157,499	155,841
After ten years	416,531	415,995
	$648,343	647,599

The following tables summarize the investment securities with unrealized losses at June 30, 2014 and December 31, 2013, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position.

	June 30, 2014
	Less than 12 months		12 months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
Temporarily impaired			(Dollars in thousands)
Obligations of U.S. Government agencies	$36,486	310	111,854	4,257	148,340	4,567
Obligations of states and political subdivisions	2,180	42	21,613	557	23,793	599
Mortgage backed securities
U.S. GSE’s MBS - residential	9,905	58	54,576	1,076	64,481	1,134
U.S. GSE’s CMO	42,267	731	10,141	110	52,408	841
Corporate bonds	8,145	95	30,526	1,410	38,671	1,505
	$98,983	1,236	228,710	7,410	327,693	8,646

	December 31, 2013
	Less than 12 months		12 months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
Temporarily impaired			(Dollars in thousands)
Obligations of U.S. Government agencies	$142,173	7,149	29,452	3,083	171,625	10,232
Obligations of states and political subdivisions	55,273	2,765	6,911	502	62,184	3,267
Mortgage backed securities
U.S. GSE’s MBS - residential	90,413	3,496	1,681	87	92,094	3,583
U.S. GSE’s CMO	56,620	1,765	—	—	56,620	1,765
Corporate bonds	28,688	912	20,663	839	49,351	1,751
	$373,167	16,087	58,707	4,511	431,874	20,598

Other-Than-Temporary Impairment – June 30, 2014

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

As of June 30, 2014, the Company’s security portfolio consisted of 379 securities, 160 of which were in an unrealized loss position.  Of these securities with unrealized losses, 40.25% were related to the Company’s mortgage-backed and corporate securities as discussed below.

Mortgage-backed Securities

At June 30, 2014, all of the Company’s mortgage-backed securities were issued by U.S. government-sponsored entities and agencies, primarily the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Government National Mortgage Association (“Ginnie Mae”), institutions which the government has affirmed its commitment to support.  Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2014.

Corporate Securities

The Company holds forty-three corporate securities totaling $97,163, of which twenty had an unrealized loss of $1,505 at June 30, 2014. Eighteen of the securities with an unrealized loss of $1,349 were issued by entities rated lower medium investment grade or higher. Because the decline in fair value is attributable primarily to changes in interest rates and not credit quality and because the Company does not have the intent to sell the securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2014.  In addition two securities to two issuers were not rated.  Neither of the issuers were in default, but in January of 2011 the Company was notified that one trust preferred security totaling $250 to one issuer not rated had elected to defer interest payments.  The issuer is a bank holding company with operations in the Southeast.  The Company considered several factors including the financial condition and near term prospects of the issuer and concluded that the decline in fair value was primarily attributable to temporary illiquidity and the financial crisis affecting these markets and not necessarily the expected cash flows of the individual security.  The Company has considered the capital position of the subsidiary banks, the liquidity of the holding company, the existence and severity of publicly available regulatory agreements, and the fact that these deferrals are coming after the most severe impact of the national and regional recession.  The prospect of capital formation in the current market, improving operating results of the industry overall have caused the Company to conclude that a return to normal subsidiary dividends and thus interest payments on the debt for this issuer is reasonably assured at this time.  Because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2014.

At June 30, 2014, the fair value of one corporate security totaling $111 was measured using Level 3 inputs because the market for it has become illiquid, as indicated by few, if any, trades during the period.  The discount rate used in the valuation model was based on a yield of 10% that the market would require for corporate debt obligations with maturities and risk characteristics similar to the subordinated debenture being measured.

The following table presents a rollforward of the credit losses recognized in earnings for the six month period ended June 30, 2014 and June 30, 2013.

	2014	2013

Beginning balance, January 1	$-	$586
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	-	-
Additions/Subtractions
Amounts realized for securities sold during the period	-	(586)
Amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	-	-
Reductions for increase in cash flows expected to be collected that are recognized over the remaining life of the security	-	-
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	-	-

Ending balance, June 30	$-	$-

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

The following table presents a rollforward of the credit losses recognized in earnings for the year ended December 31, 2013:

Beginning balance, January 1, 2013	$586
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	-
Additions/Subtractions
Amounts realized for securities sold during the period	(586)
Amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be
required to sell prior to recovery of amortized cost basis	-
Reductions for increase in cash flows expected to be collected that
are recognized over the remaining life of the security	-
Increases to the amount related to the credit loss for which
other-than-temporary impairment was previously recognized	-

Ending balance, December 31, 2013	$-

Note 3 – Loans

The following table summarizes loans at June 30, 2014 and December 31, 2013.

	June 30, 2014	December 31, 2013
	(Dollars in thousands)

Commercial, financial, and agricultural	$208,209	202,074
Real estate:
Commercial	376,410	353,353
Residential	191,362	175,295
Acquisition, development and construction	168,475	160,498
Consumer installment	15,389	14,260
	$959,845	905,480
Less allowance for loan losses	26,883	26,409
Less deferred loan origination fees (costs)	(386)	(233)
	$933,348	879,304

The following tables present the activity in the allowance for loan losses by portfolio segment as of and for the three and six month periods ended June 30, 2014 and 2013.

	Three Months Ended June 30, 2014
	Commercial,
	Financial, and	CRE - Owner	CRE - Non Owner	Residential	ADC	ADC
	Agricultural	Occupied	Occupied	Real Estate	CSRA	Other	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$5,570	6,036	3,073	5,503	2,757	2,789	572	26,300
Charge-offs	(240)	(18)	—	(84)	(55)	—	(129)	(526)
Recoveries	15	4	—	19	—	—	60	98
Provision	229	111	404	210	(191)	163	85	1,011
Ending balance	$5,574	6,133	3,477	5,648	2,511	2,952	588	26,883

	Three Months Ended June 30, 2013
	Commercial,
	Financial, and	CRE - Owner	CRE - Non Owner	Residential	ADC	ADC
	Agricultural	Occupied	Occupied	Real Estate	CSRA	Other	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$5,000	7,188	3,613	5,671	4,287	2,626	546	28,931
Charge-offs	(26)	(2,859)	(70)	(424)	(55)	(735)	(101)	(4,270)
Recoveries	21	—	13	25	50	5	65	179
Provision	(216)	2,706	(338)	193	112	(91)	48	2,414
Ending balance	$4,779	7,035	3,218	5,465	4,394	1,805	558	27,254

	Six Months Ended June 30, 2014
	Commercial,
	Financial, and	CRE - Owner	CRE - Non Owner	Residential	ADC	ADC
	Agricultural	Occupied	Occupied	Real Estate	CSRA	Other	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$5,774	5,706	3,275	5,590	3,107	2,379	578	26,409
Charge-offs	(375)	(18)	(718)	(224)	(151)	(69)	(286)	(1,841)
Recoveries	36	8	24	26	—	—	153	247
Provision	139	437	896	256	(445)	642	143	2,068
Ending balance	$5,574	6,133	3,477	5,648	2,511	2,952	588	26,883

	Six Months Ended June 30, 2013
	Commercial,
	Financial, and	CRE - Owner	CRE - Non Owner	Residential	ADC	ADC
	Agricultural	Occupied	Occupied	Real Estate	CSRA	Other	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$4,368	6,825	4,047	5,677	4,533	2,903	493	28,846
Charge-offs	(319)	(2,859)	(75)	(791)	(1,175)	(735)	(296)	(6,250)
Recoveries	58	8	13	35	50	112	223	499
Provision	672	3,061	(767)	544	986	(475)	138	4,159
Ending balance	$4,779	7,035	3,218	5,465	4,394	1,805	558	27,254

The following tables present the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2014 and December 31, 2013.

	June 30, 2014
	Commercial,
	Financial, and	CRE - Owner	CRE - Non Owner	Residential	ADC	ADC
	Agricultural	Occupied	Occupied	Real Estate	CSRA	Other	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$—	—	—	—	—	—	—	—
Collectively evaluated for impairment	5,574	6,133	3,477	5,648	2,511	2,952	588	26,883
	$5,574	6,133	3,477	5,648	2,511	2,952	588	26,883

Loans:
Individually evaluated for impairment	346	610	10,323	2,268	2,239	4,913	—	20,699
Collectively evaluated for impairment	207,863	223,241	142,236	189,094	111,023	50,300	15,389	939,146
	$208,209	223,851	152,559	191,362	113,262	55,213	15,389	959,845

	December 31, 2013
	Commercial, Financial, and Agricultural	CRE - Owner Occupied	CRE - Non Owner Occupied	Residential Real Estate	ADC CSRA	ADC Other	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$—	—	—	—	—	—	—	—
Collectively evaluated for impairment	5,774	5,706	3,275	5,590	3,107	2,379	578	26,409
	$5,774	5,706	3,275	5,590	3,107	2,379	578	26,409

Loans:
Individually evaluated for impairment	257	791	10,985	4,228	2,585	5,470	—	24,316
Collectively evaluated for impairment	201,817	215,516	126,061	171,067	120,980	31,463	14,260	881,164
	$202,074	216,307	137,046	175,295	123,565	36,933	14,260	905,480

The following tables present loans individually evaluated for impairment by class of loans as of June 30, 2014 and December 31, 2013.

	June 30, 2014
	Unpaid Principal Balance	Recorded Investment (2)	Allowance for Loan Losses Allocated	Average Recorded Investment
	(Dollars in thousands)
With no related allowance recorded: (1)
Commercial, financial, and agricultural:
Commerical	$182	115	—	183
Financial	—	—	—	—
Agricultural	280	231	—	244
Equity lines	—	—	—	—
Other	—	—	—	—
Commercial real estate:
Owner occupied	633	610	—	616
Non Owner occupied	11,408	10,323	—	10,791
Residential real estate:
Secured by first liens	3,654	2,093	—	2,208
Secured by junior liens	235	175	—	193
Acquisition, development and construction:
Residential	—	—	—	—
Other	9,130	7,152	—	7,239
Consumer	—	—	—	—
	25,522	20,699	—	21,474

With an allowance recorded:	—	—	—	—

	$25,522	20,699	—	21,474

(1) No specific allowance for credit losses is allocated to these loans since they are sufficiently collateralized or had charge-offs
(2) Excludes accrued interest receivable and loan origination fees, net due to immateriality

	December 31, 2013
	Unpaid Principal Balance	Recorded Investment (2)	Allowance for Loan Losses Allocated	Average Recorded Investment
	(Dollars in thousands)
With no related allowance recorded: (1)
Commercial, financial, and agricultural:
Commerical	$—	—	—	—
Financial	—	—	—	—
Agricultural	300	257	—	280
Equity lines	—	—	—	—
Other	—	—	—	—
Commercial real estate:
Owner occupied	861	791	—	775
Non Owner occupied	11,385	10,985	—	10,964
Residential real estate:
Secured by first liens	6,080	4,045	—	4,626
Secured by junior liens	254	183	—	190
Acquisition, development and construction:
Residential	290	290	—	289
Other	10,520	7,765	—	9,383
Consumer	—	—	—	—
	29,690	24,316	—	26,507

With an allowance recorded:	—	—	—	—

	$29,690	24,316	—	26,507

(1) No specific allowance for credit losses is allocated to these loans since they are sufficiently collateralized or had charge-offs
(2) Excludes accrued interest receivable and loan origination fees, net due to immateriality

The following tables present interest income on impaired loans for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
	Interest Income Recognized	Cash Basis Interest Income Recognized	Interest Income Recognized	Cash Basis Interest Income Recognized
	(Dollars in thousands)		(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$—	—	—	—
Financial	—	—	—	—
Agricultural	—	—	—	—
Equity lines	—	—	—	—
Other	—	—	—	—
Commercial real estate:
Owner occupied	3	3	7	7
Non Owner occupied	80	80	163	163
Residential real estate:
Secured by first liens	6	6	12	12
Secured by junior liens	1	1	3	3
Acquisition, development and construction:
Residential	—	—	—	—
Other	11	11	21	21
Consumer	—	—	—	—
	$101	101	206	206

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
	Interest Income Recognized	Cash Basis Interest Income Recognized	Interest Income Recognized	Cash Basis Interest Income Recognized
	(Dollars in thousands)		(Dollars in thousands)

Commercial, financial, and agricultural:
Commerical	$—	—	—	—
Financial	—	—	—	—
Agricultural	—	—	—	—
Equity lines	—	—	—	—
Other	—	—	—	—
Commercial real estate:
Owner occupied	—	—	—	—
Non Owner occupied	82	82	198	198
Residential real estate:
Secured by first liens	4	4	8	8
Secured by junior liens	1	1	3	3
Acquisition, development and construction:
Residential	—	—	—	—
Other	9	9	20	20
Consumer	—	—	—	—
	$96	96	229	229

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following tables present the aging of the recorded investment in past due loans as of June 30, 2014 and December 31, 2013 by class of loans.

	June 30, 2014
	30 - 89 Days Past Due	90 Days or More Past Due	Nonaccrual Loans	Total Past Due	Loans Not Past Due	Total
	(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$121	—	133	254	117,047	117,301
Financial	—	—	—	—	14,779	14,779
Agricultural	—	—	231	231	9,374	9,605
Equity lines	—	—	394	394	33,231	33,625
Other	—	—	75	75	32,824	32,899
Commercial real estate:
Owner occupied	455	—	542	997	222,854	223,851
Non Owner occupied	—	—	3,456	3,456	149,103	152,559
Residential real estate:
Secured by first liens	3,845	—	3,106	6,951	177,075	184,026
Secured by junior liens	232	—	275	507	6,829	7,336
Acquisition, development and construction:
Residential	—	—	—	—	45,167	45,167
Other	1,021	—	6,777	7,798	115,510	123,308
Consumer	38	—	84	122	15,267	15,389
	$5,712	—	15,073	20,785	939,060	959,845

	December 31, 2013
	30 - 89 Days Past Due	90 Days or More Past Due	Nonaccrual Loans	Total Past Due	Loans Not Past Due	Total
	(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$536	—	64	600	115,193	115,793
Financial	—	—	—	—	6,048	6,048
Agricultural	567	—	257	824	9,833	10,657
Equity lines	310	—	332	642	33,953	34,595
Other	13	—	75	88	34,893	34,981
Commercial real estate:
Owner occupied	525	—	394	919	215,388	216,307
Non Owner occupied	30	—	4,433	4,463	132,583	137,046
Residential real estate:
Secured by first liens	4,821	—	5,607	10,428	156,584	167,012
Secured by junior liens	235	—	287	522	7,761	8,283
Acquisition, development and construction:
Residential	—	—	290	290	44,939	45,229
Other	263	—	7,617	7,880	107,389	115,269
Consumer	91	—	71	162	14,098	14,260
	$7,391	—	19,427	26,818	878,662	905,480

Troubled Debt Restructurings:

The Company has troubled debt restructurings (TDRs) with a balance of $7,942 and $8,132 included in impaired loans at June 30, 2014 and December 31, 2013, respectively. No specific reserves were allocated to customers whose loan terms had been modified in TDRs as of June 30, 2014 and December 31, 2013. The Company is not committed to lend additional amounts as of June 30, 2014 and December 31, 2013 to customers with outstanding loans that are classified as TDRs. The following tables present TDRs as of June 30, 2014 and December 31, 2013.

	June 30, 2014
	Number of Loans	Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings:
Commercial, financial, and agricultural:
Commerical	-	$-
Financial	-	-
Agricultural	-	-
Equity lines	-	-
Other	-	-
Commercial real estate:
Owner occupied	2	436
Non Owner occupied	4	5,965
Residential real estate:
Secured by first liens	10	1,296
Secured by junior liens	2	176
Acquisition, development and construction:
Residential	-	-
Other	1	69
Consumer	-	-
	19	$7,942

	December 31, 2013
	Number of	Recorded
	Loans	Investment
	(Dollars in thousands)
Troubled Debt Restructurings:
Commercial, financial, and agricultural:
Commerical	-	$-
Financial	-	-
Agricultural	-	-
Equity lines	-	-
Other	-	-
Commercial real estate:
Owner occupied	3	791
Non Owner occupied	4	5,782
Residential real estate:
Secured by first liens	8	1,307
Secured by junior liens	2	182
Acquisition, development and construction:
Residential	-	-
Other	1	70
Consumer	-	-
	18	$8,132

During the periods ended June 30, 2014 and 2013, the terms of certain loans were modified as TDRs.  The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

Modifications involving a reduction of the stated interest rate of the loan were for rate reductions ranging from 2.00% to 2.50%.  Modifications involving an extension of the maturity date were for periods ranging from 5 months to 192 months.

The following table presents loans by class modified as TDRs that occurred during the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding	Number of	Outstanding	Outstanding
	Loans	Recorded Investment	Recorded Investment	Loans	Recorded Investment	Recorded Investment
	(Dollars in thousands)			(Dollars in thousands)
Troubled Debt Restructurings:
Commercial, financial, and agricultural:
Commerical	-	$-	$-	-	$-	$-
Financial	-	-	-	-	-	-
Agricultural	-	-	-	-	-	-
Equity lines	-	-	-	-	-	-
Other	-	-	-	-	-	-
Commercial real estate:
Owner occupied	-	-	-	1	470	353
Non Owner occupied	-	-	-	1	2,628	2,638
Residential real estate:
Secured by first liens	-	-	-	1	130	73
Secured by junior liens	-	-	-	-	-	-
Acquisition, development and construction:
Residential	-	-	-	-	-	-
Other	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
	-	$-	$-	3	$3,228	$3,064

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding	Number of	Outstanding	Outstanding
	Loans	Recorded Investment	Recorded Investment	Loans	Recorded Investment	Recorded Investment
	(Dollars in thousands)			(Dollars in thousands)
Troubled Debt Restructurings:
Commercial, financial, and agricultural:
Commerical	-	$-	$-	-	$-	$-
Financial	-	-	-	-	-	-
Agricultural	-	-	-	-	-	-
Equity lines	-	-	-	-	-	-
Other	-	-	-	-	-	-
Commercial real estate:
Owner occupied	-	-	-	1	470	353
Non Owner occupied	-	-	-	1	2,628	2,638
Residential real estate:
Secured by first liens	1	287	220	3	682	492
Secured by junior liens	-	-	-	-	-	-
Acquisition, development and construction:
Residential	-	-	-	-	-	-
Other	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
	1	$287	$220	5	$3,780	$3,483

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.  There were no TDRs with payment defaults during the six months ended June 30, 2014.  During the six months ended June 30, 2013, one residential real estate loan with a recorded investment of $492 defaulted during the second quarter of 2013 and the default occurred within the twelve month period following the loan modification.  As of June 30, 2014, all TDRs are performing according to their modified terms.

The TDRs described in the previous two tables increased the allowance for loan losses by $0 and $53 and resulted in charge-offs of $0 and $53 for the three and six months ended June 30, 2014, respectively.

For the three and six months ended June 30, 2013, the TDRs described in the previous tables increased the allowance for loan losses by $44 and $151 and resulted in charge-offs of $44 and $151 for the three and six months ended June 30, 2013, respectively.

Charge-offs on such loans are factored into the rolling historical loss rate, which is used in the calculation of the allowance for loan losses.

The terms of certain other loans were modified during the six month period ended June 30, 2014 and 2013 that did not meet the definition of a TDR.  These loans have a total recorded investment as of June 30, 2014 and 2013 of $1,453 and $10,012, respectively.  The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification.  This evaluation is performed under the Company’s internal underwriting policy.

Certain loans which were modified during the six month period ended June 30, 2014 and 2013 and did not meet the definition of a TDR, as the modification was a delay in a payment that was considered to be insignificant, had delays in payment ranging from 30 days to 3 months in 2014 and 30 days to 2 months in 2013.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  As of June 30, 2014 and December 31, 2013, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows.

	June 30, 2014
	Pass	Watch	Substandard	Doubtful
	(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$104,429	8,122	4,750	—
Financial	14,321	458	—	—
Agricultural	8,402	289	914	—
Equity lines	32,538	351	736	—
Other	32,504	320	75	—
Commercial real estate:
Owner occupied	200,252	19,515	4,084	—
Non Owner occupied	135,922	5,430	11,207	—
Residential real estate:
Secured by first liens	166,230	10,634	7,162	—
Secured by junior liens	6,657	338	341	—
Acquisition, development and construction:
Residential	45,167	—	—	—
Other	102,189	12,424	8,695	—
Consumer	15,030	200	159	—
	$863,641	58,081	38,123	—

	December 31, 2013
	Pass	Watch	Substandard	Doubtful
	(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$101,134	9,707	4,952	—
Financial	6,048	—	—	—
Agricultural	9,705	—	952	—
Equity lines	33,576	486	533	—
Other	34,545	322	114	—
Commercial real estate:
Owner occupied	199,218	10,888	6,201	—
Non Owner occupied	119,057	5,654	12,335	—
Residential real estate:
Secured by first liens	146,379	13,226	7,407	—
Secured by junior liens	7,426	501	356	—
Acquisition, development and construction:
Residential	44,939	—	290	—
Other	93,071	13,310	8,888	—
Consumer	13,911	225	124	—
	$809,009	54,319	42,152	—

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

Assets and Liabilities Measured on a Recurring Basis

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as of June 30, 2014 and December 31, 2013.

	June 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Available-for-sale securities
Obligations of U.S. Government agencies	$200,905	-	200,905	-
Obligations of states and political subdivisions	92,903	-	92,903	-
Mortgage-backed securities
U.S. GSE’s MBS - residential	142,356	-	142,356	-
U.S. GSE’s CMO	114,272	-	114,272	-
Corporate bonds	97,163	-	97,052	111
Total available-for-sale securities	$647,599	-	647,488	111

Loans held for sale	24,500	-	24,500	-

Mortgage banking derivatives	81	-	81	-

	$672,180	-	672,069	111

Liabilities:
Interest rate swap derivatives	1,411	-	1,411	-

	$1,411	-	1,411	-

	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Available-for-sale securities
Obligations of U.S. Government agencies	$224,062	-	224,062	-
Obligations of states and political subdivisions	110,434	-	110,434	-
Mortgage-backed securities
U.S. GSE’s MBS - residential	129,971	-	129,971	-
U.S. GSE’s CMO	79,722	-	79,722	-
Corporate bonds	105,790	-	105,680	110
Total available-for-sale securities	$649,979	-	649,869	110

Loans held for sale	10,638	-	10,638	-

Mortgage banking derivatives	31	-	31	-

	$660,648	-	660,538	110

Liabilities:
Interest rate swap derivatives	768	-	768	-

	$768	-	768	-

The Company’s policy is to recognize transfers into or out of a level as of the end of the reporting period.

Transfers between Level 1 and Level 2:

No securities were transferred between Level 1 and Level 2 during the six months ended June 30, 2014 and the six months ended June 30, 2013.

Transfers between Level 2 and Level 3:

No securities were transferred between Level 2 and Level 3 during the six months ended June 30, 2014 and the six months ended June 30, 2013.

The following tables present a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2014 and 2013.

Fair Value Measurements Using Significant Unobservable
Inputs (Level 3)

	Total	Corporate bonds
(Dollars in thousands)

Beginning balance, January 1, 2014	$110	$110
Total gains or losses (realized/unrealized)
Included in earnings
Gain (loss) on sales	-	-
Other-than-temporary impairment	-	-
Included in other comprehensive income	1	1
Purchases, sales, issuances and settlements
Purchases	-	-
Sales, Calls	-	-
Issuances	-	-
Settlements	-	-
Principal repayments	-	-
Transfers into Level 3	-	-
Transfers out of Level 3	-	-

Ending balance, June 30, 2014	$111	$111

Fair Value Measurements Using Significant Unobservable
Inputs (Level 3)

	Total	Other CMO	Corporate bonds
	(Dollars in thousands)

Beginning balance, January 1, 2013	$1,684	$1,576	$108
Total gains or losses (realized/unrealized)
Included in earnings
Gain (loss) on sales	129	129	-
Other-than-temporary impairment	-	-	-
Included in other comprehensive income	41	40	1
Purchases, sales, issuances and settlements
Purchases	-	-	-
Sales, Calls	(1,620)	(1,620)	-
Issuances	-	-	-
Settlements	-	-	-
Principal repayments	(125)	(125)	-
Transfers into Level 3	-	-	-
Transfers out of Level 3	-	-	-

Ending balance, June 30, 2013	$109	$-	$109

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

The following tables present quantitative information about level 3 fair value measurements at June 30, 2014 and 2013.

	June 30,	Valuation	Unobservable	Range
	2014	Technique	Inputs	(Weighted Avg)
	(Dollars in thousands)
Available-for-sale securities
Corporate bonds	111	discounted cash flow	yield	10.00%

	June 30,	Valuation	Unobservable	Range
	2013	Technique	Inputs	(Weighted Avg)
	(Dollars in thousands)
Available-for-sale securities
Corporate bonds	109	discounted cash flow	yield	10.00%

The significant unobservable inputs used in the fair value measurement of the Company’s corporate bonds are yields that the market would require for corporate debt obligations with similar maturities and risk characteristics.

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2014 and December 31, 2013 are summarized below.

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	June 30,	Identical Assets	Observable Inputs	Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired loans (1)
Commercial, financial, and agricultural	$115	-	-	115
Real estate:
Commercial	3,915	-	-	3,915
Residential	1,162	-	-	1,162
Acquisition, development and
construction	6,570	-	-	6,570
	$11,762	-	-	11,762
Other real estate owned
Real estate:
Commercial	$149	-	-	149
Acquisition, development and
construction	75			75
	$224	-	-	224
	$11,986	-	-	11,986

    (1) Includes loans directly charged down to fair value.

	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired loans
Real estate:
Commercial	$939	-	-	939
Residential	2,505	-	-	2,505
Acquisition, development and
construction	5,691	-	-	5,691
	$9,135	-	-	9,135

Other real estate owned
Real estate:
Commercial	$149	-	-	149
	$149	-	-	149
	$9,284	-	-	9,284

The following represents impairment charges recognized during the period:

Impaired loans, which are measured for impairment using the fair value of collateral for collateral dependent loans, had a recorded investment of $11,762, resulting in an additional provision for loan losses of $67 and $935 for the three and six months ended June 30, 2014.

As of December 31, 2013, impaired loans had a recorded investment of $9,135, resulting in an additional provision for loan losses of $2,879 for the year ending 2013.

Other real estate owned, which is carried at fair value less costs to sell, was $224 which consisted of the outstanding balance of $289, less a valuation allowance of $65, resulting in a write down of $19 for the three and six months ended June 30, 2014.

As of December 31, 2013, other real estate owned was $149 which consisted of the outstanding balance of $200, less a valuation allowance of $51, resulting in a write down of $51 for the year ending 2013.

The following tables present quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2014 and December 31, 2013.

	June 30,	Valuation	Unobservable	Range
	2014	Techniques	Inputs	(Weighted Avg)
	(Dollars in thousands)
Impaired loans
Commercial, financial, and agricultural	115	liquidation value

Real estate:
Commercial	3,915	sales comparison	adjustment for	0.00% - 70.99% (15.28%)
			differences between
			the comparable sales

		income approach	discount rate	11.50%

		income approach	capitalization rate	8.25% - 9.29% (8.64%)

Residential	1,162	sales comparison	adjustment for	0.00% - 24.46% (8.68%)
			differences between
			the comparable sales

Acquisition, development and
construction	6,570	sales comparison	adjustment for	0.00% - 65.00% (17.68%)
			differences between
			the comparable sales

		income approach	discount rate	10.00%

		income approach	capitalization rate	7.25%

Other real estate owned
Real estate:
Commercial	149	sales comparison	adjustment for	5.00% - 50.00% (27.50%)
			differences between
			the comparable sales

Acquisition, development and
construction	75	sales comparison	adjustment for	0.00% - 25.00% (12.50%)
			differences between
			the comparable sales

	Dec. 31,	Valuation	Unobservable	Range
	2013	Techniques	Inputs	(Weighted Avg)
	(Dollars in thousands)
Impaired loans
Real estate:
Commercial	939	sales comparison	adjustment for	0.00% - 70.99% (20.38%)
			differences between
			the comparable sales

		income approach	capitalization rate	9.00%

Residential	2,505	sales comparison	adjustment for	0.00% - 18.76% (6.85%)
			differences between
			the comparable sales

Acquisition, development and
construction	5,691	sales comparison	adjustment for	0.00% - 65.00% (20.85%)
			differences between
			the comparable sales

		income approach	discount rate	12.00%

		income approach	capitalization rate	7.25%

Other real estate owned
Real estate:
Commercial	149	sales comparison	adjustment for	5.00% - 50.00% (27.50%)
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

The following methods and assumptions, not previously presented, were used by the Company in estimating the fair value of its financial instruments:

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

(h)	Commitments

The difference between the carrying values and fair values of commitments to extend credit are not significant and are not disclosed.

The carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014
	Carrying	Fair Value Measurements
	amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$81,035	81,035	81,035	-	-
Loans, net	921,586	919,270	-	-	919,270
Restricted equity securities	4,398	N/A
Financial liabilities:
Deposits with stated maturities	403,910	404,746	-	404,746	-
Deposits without stated maturities	1,127,902	1,127,902	1,127,902	-	-
Securities sold under repurchase agreements	653	653	653	-	-
Advances from FHLB	64,000	68,196	-	68,196	-
Subordinated debentures	20,000	14,797	-	-	14,797

	December 31, 2013
	Carrying	Fair Value Measurements
	amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$47,336	47,336	47,336	-	-
Loans, net	870,169	869,348	-	-	869,348
Restricted equity securities	4,870	N/A
Financial liabilities:
Deposits with stated maturities	377,996	379,247	-	379,247	-
Deposits without stated maturities	1,076,807	1,076,807	1,076,807	-	-
Securities sold under repurchase agreements	808	808	808	-	-
Advances from FHLB	64,000	68,309	-	68,309	-
Subordinated debentures	21,547	16,258	-	-	16,258

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

A summary of changes in the Company’s nonvested shares for the six month period ended June 30, 2014 is as follows:

Weighted Avg
	Number of	Grant-Date
	Shares	Fair Value

Nonvested at January 1, 2014	-
Granted	63,000	$21.60
Vested	-
Forfeited	-
Nonvested at June 30, 2014	63,000	$21.60

As of June 30, 2014, there was $1,205 of total unrecognized compensation cost related to nonvested shares granted under the Plan.  The cost will be recognized over a period of thirty-five months.

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

Summary information about the interest rate swaps designated as cash flow hedges as of June 30, 2014 and December 31, 2013 is as follows:

	June 30, 2014	December 31, 2013
	(Dollars in thousands)

Notional Amounts	$10,000	$10,000
Weighted average pay rates	5.35%	5.35%
Weighted average receive rates	1.63%	1.64%
Weigted average maturity	14.58 years	15.08 years
Unrealized losses	$1,411	$768

The swaps were forward starting and had effective dates of March 15, 2012 and June 15, 2012.  Interest expense recorded on these swap transactions totaled $186 and $184 at June 30, 2014 and June 30, 2013, respectively and is reported as a component of interest expense in other borrowings.

If the fair value falls below specified levels, the Company is required to pledge collateral against these derivative contract liabilities.  As of June 30, 2014, the Company had pledged $1,564 with the counterparty.  Under certain circumstances, including a downgrade of its credit rating below specified levels, the counterparty is required to pledge collateral against these derivative contract liabilities.  As of June 30, 2014, no collateral had been received from the counterparty.

Note 7 – Other Comprehensive Income (Loss)

Other comprehensive income (loss) for the Company consists of changes in net unrealized gains and losses on investment securities available-for-sale and interest rate swap derivatives.  The following tables present a summary of the accumulated other comprehensive income balances, net of tax, as of June 30, 2014 and 2013.

	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)

Balance, December 31, 2013	$(469)	$(9,632)	$(10,101)
Current Year change	(393)	9,178	8,785
Balance, June 30, 2014	$(862)	$(454)	$(1,316)

	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)

Balance, December 31, 2012	$(1,476)	$9,428	$7,952
Current Year change	687	(12,101)	(11,414)
Balance, June 30, 2013	$(789)	$(2,673)	$(3,462)

The following tables present reclassifications out of accumulated other comprehensive income (loss).

	Three Months Ended June 30,
	2014	2013
Details about Accumulated Other Comprehensive Income Components	Amount reclassified from Accumulated Other Comprehensive Income	Amount reclassified from Accumulated Other Comprehensive Income	Affected line item in the Statement where Net Income is presented
(Dollars in thousands)
Unrealized gains and losses on available-for-sale securities
	$26	$15	Realized gain on sale of securities
	-	-	Impairment expense
	26	15	Total before tax
	$(8)	$(4)	Tax expense
	$18	$11	Net of tax

	Six Months Ended June 30,
	2014	2013
Details about Accumulated Other Comprehensive Income Components	Amount reclassified from Accumulated Other Comprehensive Income	Amount reclassified from Accumulated Other Comprehensive Income	Affected line item in the Statement where Net Income is presented
(Dollars in thousands)
Unrealized gains and losses on available-for-sale securities
	$277	$(29)	Realized gain (loss) on sale of securities
	-	-	Impairment expense
	277	(29)	Total before tax
	$(86)	$9	Tax (expense) benefit
	$191	$(20)	Net of tax

Note 8 – Dividends

On January 15, 2014, the Company declared a quarterly cash dividend of $0.13 per share on outstanding shares.  The dividend was paid on February 14, 2014 to shareholders of record as of January 31, 2014.

On April 23, 2014, the Company declared a quarterly cash dividend of $0.13 per share on outstanding shares.  The dividend was paid on May 23, 2014 to shareholders of record as of May 9, 2014.

On July 23, 2014, the Company declared a quarterly cash dividend of $0.13 per share on outstanding shares.  The dividend is payable on August 22, 2014 to shareholders of record as of August 8, 2014.

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

The Company’s primary source of income is from its lending activities, followed by interest income from its investment activities, service charges and fees on deposits and gain on sales of mortgage loans in the secondary market.  Interest income on loans decreased $514 or 2.19% for the first six months of 2014 as compared to the first six months of 2013 and was due primarily to decreased loan yields offset in part by increased volume.  Interest income on investment securities decreased $727 or 9.23% and was due primarily to declining yields. Service charges and fees on deposits decreased $47 or 1.36% and resulted primarily from decreases in non-sufficient funds (“NSF”) income on consumer checking accounts and to a lesser degree decreased ATM/Debit card income for the first six months of 2014.  Gain on sales of loans decreased $1,865 or 45.97% due primarily to reduced mortgage originations and refinancing activity during the first six months of the year.

Table 1 - Selected Financial Data

	June 30,	December 31,	June 30,
	2014	2013	2013
	(Dollars in thousands)

Assets	$1,780,577	$1,689,326	$1,693,901
Investment securities	647,599	649,979	678,570
Loans	960,231	905,713	872,523
Deposits	1,531,812	1,454,803	1,442,893

Annualized return on average total assets	0.92%	0.97%	0.93%
Annualized return on average equity	11.38%	12.09%	11.28%

The Company is focused on the net interest margin and the generation of loans to offset declining investment portfolio yields, asset quality, liquidity management and regulatory capital levels.  Assets have increased and resulted from increased loan portfolio balances over the comparable periods in an effort to maintain net interest income. In addition, cash balances increased.

Annualized return on average total assets and annualized return on average equity have declined slightly in 2014 as compared to 2013.  The decreased returns were due primarily to decreased net interest income and lower gain on sales of loans, offset in part by reduced provision for loan losses and reduced non-interest expense. Net income for the six months ended June 30, 2014 was $7,850 compared to $7,779 for the same period in 2013.

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

Fair Value of Financial Instruments

A significant portion of the Company’s assets are financial instruments carried at fair value. This includes securities available-for-sale, loans held for sale, certain impaired loans, mortgage banking derivatives and other real estate owned.  At June 30, 2014 and December 31, 2013 the percentage of total assets measured at fair value was 38.42% and 39.66%, respectively. The majority of assets carried at fair value are based on either quoted market prices or market prices for similar instruments.  At June 30, 2014, 1.77% of assets measured at fair value were based on significant unobservable inputs. This consisted primarily of available-for-sale securities, impaired loans and other real estate and represents approximately 0.68% of the Company’s total assets. See Note 4 “Fair Value Measurements” in the “Notes to Consolidated Financial Statements” herein for additional disclosures regarding the fair value of financial instruments.

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

Investment Securities

The fair values for available-for-sale securities are generally based upon quoted market prices or observable market prices for similar instruments.  These values take into account recent market activity as well as other market observable data such as interest rate, spread and prepayment information. When market observable data is not available, which generally occurs due to the lack of liquidity for certain securities, the valuation of the security is subjective and may involve substantial judgment. The Company conducts periodic reviews to identify and evaluate each available-for-sale security that has an unrealized loss for other-than-temporary impairment. An unrealized loss exists when the fair value of an individual security is less than its amortized cost basis. The primary factors the Company considers in determining whether an impairment is other-than-temporary are the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and whether the Company intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis.  As of June 30, 2014, the Company had one available-for-sale security with a fair value of $111, which is approximately 0.01% of total assets, valued using unobservable inputs (Level 3). This security was a single issuer subordinated debenture issued by a financial institution.

Results of Operations

Net income for the first six months of 2014 was $7,850, a slight increase of $71 or 0.91% compared with net income of $7,779 for the first six months of 2013.  Decreases in net interest income and gain on sales of loans were offset by reduced provision for loan losses and non-interest expense.

Total other comprehensive income for the first six months of 2014 was $8,785 compared to other comprehensive loss of $11,414 in the first six months 2013. The change was due primarily to an unrealized gain on securities available-for-sale of $15,298 caused by a decrease in market interest rates and therefore an increase in market value of the portfolio.

Noninterest income decreased $1,426 or 14.20% for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 and resulted primarily from decreased gain on sales of loans of $1,865.  Service charges and fees on deposits decreased $47 or 1.36%.  Partially offsetting these declines were investment securities gains which increased $306, retail investment income which increased $100 and trust service fees which increased $53.

Noninterest expense totaled $20,754 for the six months ended June 30, 2014, a decrease of $294, or 1.40% compared to the same period ended June 30, 2013.  Notable changes included a decrease of $630 in other real estate losses and a decrease in salaries and other personnel expenses of $424.

Table 2 - Selected Balance Sheet Data

	June 30,	December 31,	Variance
	2014	2013	Amount	%
	(Dollars in thousands)

Cash, due from banks and interest-bearing deposits	$81,035	$47,336	$33,699	71.19%
Investment securities	647,599	649,979	(2,380)	(0.37%)
Loans	960,231	905,713	54,518	6.02%
Other real estate owned	1,500	1,014	486	47.93%
Deferred tax asset	15,920	21,023	(5,103)	(24.27%)
Assets	1,780,577	1,689,326	91,251	5.40%
Deposits	1,531,812	1,454,803	77,009	5.29%
Securities sold under repurchase agreements	653	808	(155)	(19.18%)
Advances from Federal Home Loan Bank	64,000	64,000	-	0.00%
Liabilities	1,633,936	1,557,757	76,179	4.89%
Stockholders’ equity	146,641	131,569	15,072	11.46%

Table 2 highlights significant changes in the balance sheet at June 30, 2014 as compared to December 31, 2013.  Total assets increased $91,251 and reflect an increase in cash and cash equivalents of $33,699, an increase in loans of $54,518, loans held for sale of $13,862 and a decrease in investment securities of $2,380. The deferred tax asset decreased $5,103 and was due primarily to the tax effect of the change in value of unrealized gains and losses on securities available-for-sale recognized through other comprehensive income.  Total liabilities increased $76,179 and reflect an increase in deposits of $77,009.  Stockholders’ equity increased $15,072 and was due primarily to a $8,785 decrease in accumulated other comprehensive loss and by an increase in retained earnings of $6,105.

Cash levels increased due to deposit inflows near quarter end.  The $77,009 net increase in deposits was marked by shifts in deposit categories. NOW accounts increased $41,170 due primarily to $22,397 increase in public funds checking account balances, a $11,382 increase in Lawyers trust accounts, and a $6,473 increase in business interest checking. Total time deposits increased $25,914 and was due to an increase in brokered deposits of $42,478 offset in part by reductions in retail time deposits of $16,564. Noninterest-bearing demand accounts increased $9,415.  Brokered deposits totaled $204,184 at June 30, 2014 compared to $161,706 at December 31, 2013.

The annualized return on average assets for the Company was 0.92% for the six months ended June 30, 2014, compared to 0.93% for the same period last year.

The annualized return on average stockholders’ equity was 11.38% for the six months ended June 30, 2014, compared to 11.28% for the same period last year.

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

Table 3 - Average Balances, Income and Expenses, Yields and Rates

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
	Average Amount	Annualized Average Yield or Rate	Amount Paid or Earned	Average Amount	Annualized Average Yield or Rate	Amount Paid or Earned
	(Dollars in thousands)
Interest-earning assets:
Loans	$944,063	4.84%	$11,493	$875,964	5.25%	$11,580
Loans held for sale	19,479	3.05%	148	25,792	2.55%	164
Investment securities
Taxable	569,641	2.10%	2,988	565,593	2.24%	3,164
Tax-exempt	81,799	3.08%	630	89,087	3.29%	733
Interest-bearing deposits in other banks	11,552	0.62%	18	17,417	0.48%	21
Total interest-earning assets	$1,626,534	3.73%	$15,277	$1,573,853	3.96%	$15,662

Interest-bearing liabilities:
Deposits	$1,298,854	0.49%	$1,586	$1,277,117	0.53%	$1,683
Securities sold under repurchase agreements	1,924	0.42%	2	1,474	0.27%	1
Other borrowings	84,646	3.12%	659	85,547	3.17%	676
Total interest-bearing liabilities	$1,385,424	0.65%	$2,247	$1,364,138	0.69%	$2,360

Net interest margin/income:		3.18%	$13,030		3.36%	$13,302

Table 4 - Average Balances, Income and Expenses, Yields and Rates

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	Average Amount	Annualized Average Yield or Rate	Amount Paid or Earned	Average Amount	Annualized Average Yield or Rate	Amount Paid or Earned
	(Dollars in thousands)
Interest-earning assets:
Loans	929,350	4.88%	22,694	875,011	5.27%	23,082
Loans held for sale	14,506	3.16%	227	26,825	2.65%	353
Investment securities
Taxable	567,533	2.05%	5,825	561,956	2.29%	6,437
Tax-exempt	84,909	3.13%	1,327	84,781	3.40%	1,442
Interest-bearing deposits in other banks	13,755	0.49%	33	15,287	0.49%	37
Total interest-earning assets	$1,610,053	3.73%	$30,106	$1,563,860	4.01%	$31,351

Interest-bearing liabilities:
Deposits	$1,287,565	0.50%	$3,174	$1,276,613	0.55%	$3,513
Securities sold under repurchase agreements	1,350	0.44%	3	1,188	0.34%	2
Other borrowings	85,094	3.14%	1,327	85,547	3.17%	1,345
Total interest-bearing liabilities	$1,374,009	0.66%	$4,504	$1,363,348	0.72%	$4,860

Net interest margin/income:		3.17%	$25,602		3.38%	$26,491

Second Quarter 2014 compared to Second Quarter 2013:

Net interest income decreased $272 (2.04%) during the three month period as compared to the same period in 2013 and resulted primarily from lower yields on loans and investments offset in part by lower rates paid on deposits.

Loan interest income decreased $87 (0.75%) in the three month period as compared to the same period in the prior year. The change resulted primarily from lower yields, which decreased from 5.25% to 4.84%, but was mostly offset by a $68,099 increase in average loans. Interest on loans held for sale decreased $16 (9.76%). The change resulted primarily from a $6,313 decrease in average loans offset in part by an increase in yields from 2.55% to 3.05%. Nonaccrual loans resulted in the reversal of $12 in interest income compared to $88 in the same period in 2013.

Interest income on taxable investment securities declined $176 or 5.56% and interest income on tax-exempt investment securities decreased $103 or 14.05%. Average taxable investment balances increased $4,048 or 0.72% while average tax-exempt balances decreased $7,288 or 8.18%. The average yield on the taxable investment portfolio declined from 2.24% in the second quarter of 2013 to 2.10% in the second quarter of 2014 and the average yield on the tax-exempt investment portfolio declined from 3.29% to 3.08% for the same period.

Total interest income declined $385 (2.46%) and average yields on interest-earning assets declined from 3.96% in 2013 to 3.73% in 2014.

Deposit interest expense decreased $97 (5.76%) in the three month period as compared to the same period in the prior year, primarily as a result of lower rates paid on deposits offset in part by an increase in average deposits of $21,737. Due to these reductions and the low interest rate environment, the annualized average rate of interest bearing liabilities decreased from 0.69% in the second quarter of 2013 to 0.65% in the second quarter of 2014.

The Company’s net interest margin for the three months ended June 30, 2014 decreased 18bp to 3.18% compared to 3.36% for the three months ended June 30, 2013. The decrease in the net interest margin was due to asset yields declining faster than liability costs and was offset in part by a larger volume of average interest earning assets.

Six Months Ended 2014 compared to Six Months Ended 2013:

Net interest income decreased $889 (3.36%) during the six month period as compared to the same period in 2013 and resulted primarily from lower yields on loans and investments offset in part by lower rates paid on deposits.

Loan interest income decreased $388 (1.68%) in the six month period as compared to the same period in the prior year. The change resulted primarily from lower yields, which decreased from 5.27 % to 4.88%, but was offset in part by a $54,339 increase in average loans. Interest on loans held for sale decreased $126 (35.69%). The change resulted primarily from an $12,319 decrease in average loans offset by an increase in yields from 2.65% to 3.16%. Nonaccrual loans resulted in the reversal of $48 in interest income compared to $107 in the same period in 2013.

Interest income on taxable investment securities declined $612 or 9.51% and interest income on tax-exempt investment securities decreased $115 or 7.98%. Although average taxable and tax-exempt investment balances increased $5,577 and $128 or 0.99% and 0.15% respectively, the effect on income was due primarily to a decline in the average portfolio yield. The average yield on the taxable investment portfolio declined from 2.29% in 2013 to 2.05% in 2014 and the average yield on the tax-exempt investment portfolio declined from 3.40% to 3.13%.

Total interest income declined $1,245 (3.97%) and average yields on interest-earning assets declined from 4.01% in 2013 to 3.73% in 2014.

Deposit interest expense decreased $339 (9.65%) in the six month period as compared to the same period in the prior year, primarily as a result of lower rates paid on deposits offset in part by an increase in average deposits $10,952. Due to these reductions and the low interest rate environment, the annualized average rate of interest bearing liabilities decreased from 0.72% in 2013 to 0.66% in 2014.

The Company’s net interest margin for the six months ended June 30, 2014 decreased 21bp to 3.17% compared to 3.38% for the six months ended June 30, 2013. The decrease in the net interest margin was due to asset yields declining faster than liability costs and was offset in part by a larger volume of average interest earning assets.

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

Table 5 - Rate/Volume Analysis

	Three Months Ended June 30, 2014 compared to June 30, 2013 Increase (Decrease) due to
	Volume	Rate	Combined	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	900	(916)	(71)	(87)
Loans held for sale	(40)	32	(8)	(16)
Investment securities
Taxable	23	(197)	(2)	(176)
Tax-exempt	(60)	(47)	4	(103)
Interest-bearing deposits in other banks	(7)	6	(2)	(3)
Total interest-earning assets	816	(1,122)	(79)	(385)

Interest-bearing liabilities:
Deposits	29	(124)	(2)	(97)
Securities sold under repurchase agreements	-	1	-	1
Other borrowings	(7)	(10)	-	(17)
Total interest-bearing liabilities	22	(133)	(2)	(113)

Net change in net interest income				$(272)

Table 6- Rate/Volume Analysis

	Six Months Ended June 30, 2014 compared to June 30, 2013 Increase (Decrease) due to
	Volume	Rate	Combined	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	1,433	(1,715)	(106)	(388)
Loans held for sale	(162)	67	(31)	(126)
Investment securities
Taxable	64	(669)	(7)	(612)
Tax-exempt	2	(117)	-	(115)
Interest-bearing deposits in other banks	(4)	-	-	(4)
Total interest-earning assets	1,333	(2,434)	(144)	(1,245)

Interest-bearing liabilities:
Deposits	30	(366)	(3)	(339)
Securities sold under repurchase agreements	-	1	-	1
Other borrowings	(7)	(11)	-	(18)
Total interest-bearing liabilities	23	(376)	(3)	(356)

Net change in net interest income				$(889)

Provision for Loan Losses

The provision for loan losses is the charge to operating earnings necessary to maintain the allowance for loan losses at a level which, in management’s estimate, is adequate to cover the estimated amount of probable incurred losses in the loan portfolio. The provision for loan losses totaled $1,011 for the three months ended June 30, 2014 compared to $2,414 for the three months ended June 30, 2013 and $2,068 for the six months ended June 30, 2014 compared to $4,159 for the same period in 2013. See “Allowance for Loan Losses” for further analysis of the provision for loan losses.

Noninterest Income

Table 7 - Noninterest Income

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
	2014	2013	Amount	%	2014	2013	Amount	%
	(Dollars in thousands)				(Dollars in thousands)

Service charges and fees on deposits	$1,792	$1,794	$(2)	(0.11%)	$3,421	$3,468	$(47)	(1.36%)
Gain on sales of loans	1,373	2,155	(782)	(36.29%)	2,192	4,057	(1,865)	(45.97%)
Gain on sale of fixed assets, net	13	16	(3)	(18.75%)	12	21	(9)	(42.86%)
Investment securities gains (losses), net of other-than-temporary impairment	26	15	11	73.33%	277	(29)	306	(1055.17%)
Retail investment income	514	487	27	5.54%	1,088	988	100	10.12%
Trust services fees	319	284	35	12.32%	642	589	53	9.00%
Earnings from cash surrender value of
bank-owned life insurance	281	288	(7)	(2.43%)	559	571	(12)	(2.10%)
Miscellaneous income	205	187	18	9.63%	423	375	48	12.80%
Total noninterest income	$4,523	$5,226	$(703)	(13.45%)	$8,614	$10,040	$(1,426)	(14.20%)

Second Quarter 2014 compared to Second Quarter 2013:

Noninterest income decreased $703 (13.45%) during the three month period as compared to the same period in 2013. The most significant decrease in income for the three month period was a decrease in gain on sales of loans of $782 (36.29%) due to lower volume of mortgage originations. To a lesser degree, earnings from cash surrender value of bank-owned life insurance decreased $7 (2.43%) due to lower yields. Service charges and fees on deposits decreased $2 due to decreased consumer and commercial overdraft fees which decreased $56 but was substantially offset by increases in service charge income and interchange fees which increased $32 and $19, respectively. Partially offsetting these decreases were investment securities gains (losses) which increased $11 (73.33%), retail investment income which increased $27 (5.54%) and trust service fees which increased $35 (12.32%).

Six Months Ended 2014 compared to Six Months Ended 2013:

Noninterest income decreased $1,426 (14.20%) during the six month period as compared to the same period in 2013. The most significant decrease in income for the six month period was a decrease in gain on sales of loans of $1,865 (45.97%) due to lower volume of mortgage originations. In addition, service charges and fees on deposits decreased $47 (1.36%) and resulted from decreased consumer and commercial overdraft fees which decreased $94 but was substantially offset by increases in service charge income and interchange fees which increased $29 and $15, respectively. Earnings from cash surrender value of bank-owned life insurance decreased $12 (2.10%) due to lower yields. Partially offsetting these decreases were investment securities gains (losses) which increased $306 (1055.17%), retail investment income which increased $100 (10.12%) and trust service fees which increased $53 (9.00%).

Noninterest Expense

Table 8 - Noninterest Expense

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
	2014	2013	Amount	%	2014	2013	Amount	%
	(Dollars in thousands)				(Dollars in thousands)

Salaries and other personnel expense	$6,148	$6,141	$7	0.11%	$11,914	$12,338	$(424)	(3.44%)
Occupancy expenses	987	939	48	5.11%	1,931	1,874	57	3.04%
Marketing & business development	491	460	31	6.74%	995	909	86	9.46%
Processing expense	793	507	286	56.41%	1,376	1,048	328	31.30%
Legal and professional fees	449	380	69	18.16%	925	784	141	17.98%
Data processing expense	297	360	(63)	(17.50%)	715	736	(21)	(2.85%)
FDIC insurance	284	357	(73)	(20.45%)	559	765	(206)	(26.93%)
Communications expense	229	214	15	7.01%	456	359	97	27.02%
Loss (gain) on sale of other real estate	3	59	(56)	(94.92%)	(32)	69	(101)	(146.38%)
Provision for other real estate losses	19	148	(129)	(87.16%)	19	548	(529)	(96.53%)
Loan costs (excluding OREO)	250	124	126	101.61%	626	410	216	52.68%
Other operating expenses	691	599	92	15.36%	1,270	1,208	62	5.13%
Total noninterest expense	$10,641	$10,288	$353	3.43%	$20,754	$21,048	$(294)	(1.40%)

Second Quarter 2014 compared to Second Quarter 2013:

Noninterest expense increased $353 (3.43%) during the three month period as compared to the same period in 2013. The most significant increases in expense for the three month period were processing expenses which increased $286 (56.41%) due to migration to an outsourced mainframe computer system, loan costs which increased $126 (101.61%) due primarily to an $85 increase in estimated losses on mortgage loans sold to investors, and legal and professional fees which increased $69 (18.16%) due in part to consulting expenses for regulatory compliance issues and other legal costs. Occupancy expenses increased $48 (5.11%) due in part to increased depreciation expenses associated with new computer and automated teller machines. Other operating expenses increased $92 (15.36%) and was due primarily to cash item and debit card losses which increased $56. The Company began to advertise at a higher level in 2014, causing marketing expense to increase $31 (6.74%).

These increases were somewhat offset by loss (gain) on sale of other real estate and provision for other real estate losses which decreased $185 (89.37%) and FDIC insurance which decreased $73 (20.45%) due in part to a lower assessment rate.

Six Months Ended 2014 compared to Six Months Ended 2013:

Noninterest expense decreased $294 (1.40%) during the six month period as compared to the same period in 2013. The most significant decreases in expense for the six month period were loss (gain) on sale of other real estate and provision for other real estate losses which decreased $630, salaries and other personnel expense which decreased $424 (3.44%) due to reduced commission expense, lower incentive accruals and reduced salaries due to costs deferred on loan originations. In addition, FDIC insurance expense decreased $206 (26.93%) due in part to a lower assessment rate.

Partially offsetting these decreases were loan costs (excluding OREO) which increased $216 (52.68%) due in part to an increase in estimated losses on mortgage loans sold to investors, increased communications and processing expense of $97 and $328, respectively associated in part with migration to an outsourced mainframe and new communications systems. Occupancy expenses increased $57 (3.04%) due in part to increased depreciation expenses associated with new computer and automated teller machines. Other operating expenses increased $62 (5.13%) and was due primarily to cash item and debit card losses which increased $73. The Company began to advertise at a higher level in 2014, causing marketing expense to increase $86 (9.46%).

Income Taxes

The Company recognized income tax expense of $1,857 and $3,544 for the three and six months ended June 30, 2014 as compared to an income tax expense of $1,824 and $3,545 for the same periods in 2013. The effective income tax rate for the three and six months ended June 30, 2014 was 31.47% and 31.10%.

At June 30, 2014, the Company maintained net deferred tax assets of $15,920. A valuation allowance is required for deferred tax assets if, based on available evidence, it is more likely than not that all or some portion of the asset may not be realized due to the inability to generate sufficient taxable income in the period and/or of the character necessary to utilize the benefit of the deferred tax asset. In making this assessment, all sources of taxable income available to realize the deferred tax asset are considered including taxable income in prior carry-back years, future reversals of existing temporary differences, tax planning strategies and future taxable income exclusive of reversing temporary differences and carryforwards. Based on management’s assessment, no valuation allowance was deemed necessary at June 30, 2014.

Loans

The following table presents the composition of the Company’s loan portfolio as of June 30, 2014 and December 31, 2013.

Table 9 - Loan Portfolio Composition

	June 30, 2014		December 31, 2013
	Amount	%	Amount	%
		(Dollars in thousands)
Commercial financial and agricultural	$208,209	21.68%	$202,074	22.31%
Real estate
Commercial	376,410	39.20%	353,353	39.01%
Residential	191,362	19.93%	175,295	19.36%
Acquisition, development and construction	168,475	17.55%	160,498	17.72%
Total real estate	736,247	76.68%	689,146	76.09%
Consumer
Direct	14,773	1.54%	13,619	1.50%
Indirect	2	0.00%	29	0.00%
Revolving	614	0.06%	612	0.07%
Total consumer	15,389	1.60%	14,260	1.57%
Deferred loan origination costs (fees)	386	0.04%	233	0.03%
Total	$960,231	100.00%	$905,713	100.00%

At June 30, 2014, the loan portfolio is comprised of 76.68% real estate loans. Commercial, financial and agricultural loans comprise 21.68%, and consumer loans comprise 1.60% of the portfolio.

Commercial real estate comprises 39.20% of the loan portfolio and consists of both non-owner occupied and owner occupied properties, where the operations of the commercial entity provide the necessary cash flow to service the debt. For this portion of the real estate loan portfolio, repayment is generally not dependent upon the sale of the real estate held as collateral. Acquisition, development and construction loans comprise 17.55% of the loan portfolio and the Company has recognized significant losses in this portfolio. The Company carefully monitors the loans in this category since the repayment of these loans is generally dependent upon the sale of the real estate in the normal course of business and can be impacted by national and local economic conditions. The residential category, 19.93% of the portfolio, represents those loans that the Company chooses to maintain in its portfolio rather than selling into the secondary market for marketing and competitive reasons and commercial loans secured by residential real estate.

The Company has no large loan concentrations to individual borrowers. Unsecured loans at June 30, 2014 totaled $47,994.

Interest reserves are established for certain ADC (acquisition development and construction) loans and certain CRE (commercial real estate) loans with major renovations and are based on the feasibility of the project, the timeframe for completion, the creditworthiness of the borrower and guarantors, and collateral. An interest reserve allows the borrower’s interest cost to be capitalized and added to the loan balance. As a matter of practice GB&T does not generally establish loan funded interest reserves on ADC or CRE loans; however, the Company’s loan portfolio includes five loans with interest reserves at June 30, 2014. The following table details the loans and accompanying interest reserves as of June 30, 2014.

	June 30, 2014
		Reserves
	Balance	Original	Advanced	Remaining
	(Dollars in thousands)

Loan 1	$9,805	330	277	53
Loan 2	8,385	250	114	136
Loan 3	5,952	82	64	18
Loan 4	3,611	62	34	28
Loan 5	4,190	100	19	81

These ADC or CRE loans have not been renewed or restructured and as of June 30, 2014, are not on nonaccrual.

Underwriting for ADC and CRE loans with interest reserves follows the same process as those loans without reserves. In order for GB&T to establish a loan-funded interest reserve, the borrower must have the ability to repay without the use of a reserve and a history of developing and stabilizing similar properties. All ADC or CRE loans, including those with interest reserves, are carefully monitored through periodic construction site inspections by bank employees or third party inspectors to ensure projects are moving along as planned. Management assesses the appropriateness of the use of interest reserves during the entire term of the loan as well as the adequacy of the reserve. Collateral inspections are completed before approval of advances.

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

Nonperforming Assets

Non-performing assets include nonaccrual loans, loans past due 90 days or more, restructured loans and other real estate owned. Table 10 shows the current and prior period amounts of non-performing assets. Non-performing assets were $22,859 at June 30, 2014, compared to $26,677 at December 31, 2013 and $35,258 at June 30, 2013. Significant changes from June 2013 to June 2014 included a $15,678 decrease in nonaccrual loans somewhat offset by an increase in other real estate owned of $404.

There were no loans past due 90 days or more and still accruing at June 30, 2014, December 31, 2013 and June 30, 2013.

Troubled debt restructurings (TDRs) are troubled loans in which the original terms have been modified in favor of the borrower or either principal or interest has been forgiven due to deterioration in the borrower’s financial condition. There were $6,286 in TDRs at June 30, 2014, of which $1,656 were on nonaccrual status. TDRs totaled $8,132 at December 31, 2013, of which $1,896 were on nonaccrual status, and $5,975 at June 30, 2013, of which $2,564 were on nonaccrual status.

Table 10 - Non-Performing Assets

	June 30, 2014	December 31, 2013	June 30, 2013
	(Dollars in thousands)
Nonaccrual loans:
Commercial financial and agricultural	$833	$728	$1,073
Real Estate:
Commercial	3,998	4,827	11,234
Residential	3,381	5,894	4,791
Acquisition, development and construction	6,777	7,907	13,589
Consumer	84	71	64
Total Nonaccrual loans	15,073	19,427	30,751
Restructured loans (1)	6,286	6,236	3,411
Other real estate owned	1,500	1,014	1,096
Total Non-performing assets	$22,859	$26,677	$35,258

Loans past due 90 days or more and still accruing interest	$-	$-	$-

Non-performing assets to total assets	1.28%	1.58%	2.08%

Non-performing assets to period end loans and OREO	2.38%	2.94%	4.04%

Allowance for loan loss to period end nonaccrual loans	178.35%	135.94%	88.63%

(1) Restructured loans on nonaccrual status at period end are included under nonaccrual loans in the table.

The ratio of non-performing assets to total loans and other real estate was 2.38% at June 30, 2014 compared to 2.94% at December 31, 2013 and 4.04% at June 30, 2013. The ratio of allowance for loan losses to total nonaccrual loans was 178.35% at June 30, 2014 compared to 135.94% at December 31, 2013 and 88.63% at June 30, 2013. The resolution of non-performing assets continues to be a priority of management.

Nonaccrual loans decreased $15,678 (50.98%) from June 30, 2013 due primarily to a decline in nonaccrual commercial real estate and nonaccrual acquisition development and construction and residential real estate loans of $7,236, $6,812 and $1,410, respectively. The decrease in nonaccrual commercial real estate loans was due in part to an upgrade to accrual status on a hotel property totaling approximately $3,000 that became categorized as a troubled debt restructure based on a repayment plan confirmed by bankruptcy court. In addition, a $2,000 principal reduction was received on nonaccrual golf course loan and a property totaling $500 was foreclosed and moved to OREO. Other decreases were related to foreclosures, subsequent sales, write downs and principal reductions on several properties. The decrease in nonaccrual acquisition development and construction loans was due in part to approximately $3,650 in payoffs on two single family development loans coupled with related charge-offs of $1,745. Other decreases were related to foreclosures, subsequent sales and write-downs on several properties.

Although the exposure has declined, a significant portion of nonaccrual loans continues to be collateral-dependent ADC and commercial real estate loans. The following table provides further information regarding the Company’s nonaccrual loans.

Table 11 - Nonaccrual Loans

			Nonaccrual					Appraisal	Appraised
	Balance	Originated	Date	Trigger	Collateral	Allowance	Method	Date	Value
	(Dollars in thousands)
ADC Loan - Other	4,544	03/23/07	05/06/13	financial condition	retail centers	-	collateral value	9/11 - 10/11	5,599
Commercial Real Estate	2,547	08/29/08	11/18/11	bankruptcy	hotel	-	collateral value	03/14	2,800
ADC Loan - CSRA	1,726	12/28/11	12/28/12	financial condition	land	-	collateral value	03/14	1,920
	$8,817
Other, net	6,256

Nonaccrual loans at June 30, 2014	$15,073

The following table presents a roll forward of other real estate owned for the six month periods ended June 30, 2014 and 2013, respectively.

Table 12 - Other Real Estate Owned

	2014	2013
	(Dollars in thousands)
Beginning balance, January 1	$1,014	$3,490
Additions	698	307
Increase in valuation allowance	(19)	(548)
Sales	(225)	(2,084)
Gain (loss) on sale of OREO	32	(69)
Ending balance, June 30	$1,500	$1,096

The following table provides details of other real estate owned as of June 30, 2014, December 31, 2013 and June 30, 2013, respectively.

	June 30, 2014	December 31, 2013	June 30, 2013
	(Dollars in thousands)
Other Real Estate:
Real Estate
Commercial	$429	$433	$200
Residential	68	24	40
Acquisition, development and construction	1,068	608	1,530
	1,565	1,065	1,770

Valuation allowance	(65)	(51)	(674)
	$1,500	$1,014	$1,096

The change in other real estate owned is due to the continuing process of resolving problem loans. In the first six months of 2014, additions to other real estate owned totaled $698 compared to $307 for the same period in 2013. Proceeds from sales of other real estate totaled $225 for the six months ended June 30, 2014 compared to $2,084 for the six months ended June 30, 2013.

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

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management’s analysis of risk in the loan portfolio. Loans determined to be uncollectible are charged to the allowance for loan losses and subsequent recoveries are added to the allowance. A provision for losses in the amount of $1,011 was charged to expense for the three months ended June 30, 2014 compared to $2,414 for the three months ended June 30, 2013 and $2,068 was charged to expense for the six months ended June 30, 2014 compared to $4,159 for the six months ended June 30, 2013.

At June 30, 2014 the ratio of allowance for loan losses to period end loans was 2.80% compared to 2.92% at December 31, 2013 and 3.12% at June 30, 2013. The decline in overall level of allowance as a percentage of the portfolio is due in part to the decline in the average historical net loss rate (see Footnote 1 ALLL Methodology).

Net charge-offs totaled $1,594 for the six months ended June 30, 2014, the majority, $694 or 43.54%, of which were related to non-owner occupied commercial real estate loans. The provisions for loan losses allocated to individual portfolio segments are affected by the calculation of average historical net loss rate factors and by the internal and external qualitative factors within each category.

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

Liquidity and Capital Resources

The Company has maintained adequate liquidity to meet operating and loan funding requirements. The loan to deposit ratio at June 30, 2014 was 62.69% compared to 62.26% at December 31, 2013 and 60.47% at June 30, 2013. Deposits at June 30, 2014 and December 31, 2013 include $204,184 and $161,706 of brokered certificates of deposit, respectively. GB&T has also utilized borrowings from the Federal Home Loan Bank. GB&T maintains a line of credit with the Federal Home Loan Bank approximating 10% of its total assets. Federal Home Loan Bank advances are collateralized by eligible first mortgage loans, commercial real estate loans and investment securities. Federal Home Loan Bank advances totaled $64,000 at June 30, 2014. GB&T maintains repurchase lines of credit with SunTrust Robinson Humphrey, Atlanta, Georgia, for advances up to $20,000, of which none was outstanding at June 30, 2014 and a $10,000 repurchase line of credit with Center State Bank, Orlando, Florida, of which none was outstanding at June 30, 2014. GB&T has a federal funds purchased accommodation with SunTrust Bank, Atlanta, Georgia for advances up to $10,000, of which none was outstanding at June 30, 2014 and a federal funds purchased accommodation with Center State Bank, Orlando, Florida, for advances up to $10,000, of which none was outstanding at June 30, 2014. The Company also maintains a borrowing facility at the Federal Reserve Bank, under the Borrower-In-Custody Program, of which none was outstanding at June 30, 2014. Additionally, liquidity needs can be supplemented by the structuring of the maturities of investment securities and the pricing and maturities on loans and deposits offered to customers. The Company also uses retail securities sold under repurchase agreements to fund operations. Retail securities sold under repurchase agreements were $653 at June 30, 2014.

Stockholders’ equity to total assets was 8.24% at June 30, 2014 compared to 7.79% at December 31, 2013 and 7.75% at June 30, 2013. The capital of the Company exceeded all required regulatory guidelines at June 30, 2014. The Company’s Tier 1 risk-based, total risk-based and leverage capital ratios were 14.39%, 15.65%, and 9.62%, respectively, at June 30, 2014.

The following table reflects the current regulatory capital levels in more detail, including comparisons to the regulatory minimums.

Table 13 - Regulatory Capital Requirements
June 30, 2014

	Actual		Required		Excess
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Southeastern Bank Financial Corporation

Risk-based capital:
Tier 1 capital	$167,817	14.39%	46,642	4.00%	121,175	10.39%
Total capital	182,545	15.65%	93,284	8.00%	89,261	7.65%
Tier 1 leverage ratio	167,817	9.62%	69,809	4.00%	98,008	5.62%

Georgia Bank & Trust Company

Risk-based capital:
Tier 1 capital	$162,075	13.92%	46,574	4.00%	115,501	9.92%
Total capital	176,781	15.18%	93,147	8.00%	83,634	7.18%
Tier 1 leverage ratio	162,075	9.30%	78,421	4.50%	83,654	4.80%

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

Unfunded commitments to extend credit where contract amounts represent potential credit risk totaled $188,912 at June 30, 2014. This includes standby letters of credit of $6,390 at June 30, 2014. These commitments are primarily at variable interest rates.

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

Table 14 - Commitments and Contractual Obligations

	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(Dollars in thousands)
Lines of credit	$182,522	-	-	-
Standby letters of credit	6,390	-	-	-
Lease agreements	209	281	6	-
Deposits	1,302,992	163,035	64,949	836
Securities sold under repurchase agreements	653	-	-	-
Salary continuation agreements	141	928	1,507	27,556
FHLB advances	-	15,000	49,000	-
Due to broker	-	-	-	-
Subordinated debentures	-	-	-	20,000
Total commitments and contractual obligations	$1,492,907	$179,244	$115,462	$48,392

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2014, there were no substantial changes in the interest rate sensitivity analysis or the sensitivity of market value of portfolio equity for various changes in interest rates calculated as of December 31, 2013. A detailed discussion of market risk is provided in the Company’s 2013 Annual Report on Form 10-K.

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

Issuer Purchases of Equity Securities

On April 15, 2004, the Company announced the commencement of a stock repurchase program, pursuant to which it will, from time to time, repurchase up to 100,000 shares of its outstanding stock. The program does not have a stated expiration date. No stock repurchase programs were terminated during the second quarter of 2014 and there were no shares repurchased under the existing stock repurchase plan or otherwise during the second quarter.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 in XBRL (eXtensible Business Reporting Language). Pursuant to Regulation 406T of Regulation S-T, these Interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

SOUTHEASTERN BANK FINANCIAL CORPORATION
Form 10-Q Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHEASTERN BANK FINANCIAL CORPORATION
Date: July 25, 2014

	By:	/s/ Darrell R. Rains
Darrell R. Rains
Group Vice President, Chief
Financial Officer (Duly Authorized
Officer of Registrant and Principal
Financial Officer)

