Form 10-Q
period 2014-09-30
Southeastern Bank Financial CORP
filed 2014-10-31
CIK 880116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2014.

or

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to ________________.

Commission File No.  0-24172

Southeastern Bank Financial Corporation
(Exact name of registrant as specified in its charter)

Georgia	58-2005097
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

6,744,306 shares of common stock, $3.00 par value per share, outstanding as of October 28, 2014.

SOUTHEASTERN BANK FINANCIAL CORPORATION
FORM 10-Q
INDEX

* No information submitted under this caption

1

PART I
FINANCIAL INFORMATION

SOUTHEASTERN BANK FINANCIAL CORPORATION

Consolidated Balance Sheets
(Dollars in thousands, except share data)

	September 30,
	2014	December 31,
Assets	(Unaudited)	2013
Cash and due from banks	$41,662	$36,766
Interest-bearing deposits in other banks	3,314	10,570
Cash and cash equivalents	44,976	47,336
Available-for-sale securities	660,983	649,979
Loans held for sale	21,321	10,638
Loans	957,317	905,713
Less allowance for loan losses	26,734	26,409
Loans, net	930,583	879,304

Premises and equipment, net	27,233	27,003
Accrued interest receivable	6,165	6,221
Bank-owned life insurance	36,621	35,745
Restricted equity securities	4,398	4,870
Other real estate owned	1,384	1,014
Deferred tax asset	16,496	21,023
Other assets	2,600	6,193
	$1,752,760	$1,689,326
Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$200,329	$187,287
Interest-bearing:
NOW accounts	377,712	351,799
Savings	521,367	521,656
Money management accounts	20,351	16,065
Time deposits of $100 or more	301,335	293,004
Other time deposits	78,837	84,992
	1,499,931	1,454,803

Securities sold under repurchase agreements	565	808
Advances from Federal Home Loan Bank	64,000	64,000
Accrued interest payable and other liabilities	17,154	16,599
Due to broker	1,527	-
Subordinated debentures	20,000	21,547
Total liabilities	1,603,177	1,557,757

Stockholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; 0 shares outstanding in 2014 and 2013, respectively	-	-
Common stock, $3.00 par value; 10,000,000 shares authorized; 6,744,891 and 6,680,225 shares issued in 2014 and 2013, respectively; 6,743,755 and 6,679,982 shares outstanding in 2014 and 2013, respectively	20,235	20,041
Additional paid-in capital	62,980	62,863
Retained earnings	68,379	58,769
Treasury stock, at cost; 1,136 and 243 shares in 2014 and 2013, respectively	(28)	(3)
Accumulated other comprehensive loss, net	(1,983)	(10,101)
Total stockholders’ equity	149,583	131,569
	$1,752,760	$1,689,326

See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Consolidated Statements of Comprehensive Income (Loss)
(Dollars in thousands, except share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Interest income:
Loans, including fees	$11,711	$11,668	$34,632	$35,103
Investment securities	3,518	3,875	10,670	11,754
Interest-bearing deposits in other banks	14	13	47	50
Total interest income	15,243	15,556	45,349	46,907
Interest expense:
Deposits	1,535	1,637	4,709	5,150
Securities sold under repurchase agreements	1	4	4	6
Other borrowings	651	685	1,978	2,030
Total interest expense	2,187	2,326	6,691	7,186

Net interest income	13,056	13,230	38,658	39,721
Provision for loan losses	876	1,887	2,944	6,046
Net interest income after provision for loan losses	12,180	11,343	35,714	33,675

Noninterest income:
Service charges and fees on deposits	1,903	1,849	5,324	5,317
Gain on sales of loans	1,718	1,659	3,910	5,716
Gain on sale of fixed assets, net	15	-	27	21
Investment securities gains (losses), net (includes $215 and ($163) for the three months ended and $492 and ($192) for the nine months ended September 30, 2014 and 2013 accumulated other comprehensive income (loss) reclassifications for unrealized gains (losses) on available-for-sale securities)	215	(163)	492	(192)
Retail investment income	520	557	1,608	1,545
Trust service fees	328	301	970	890
Earnings from cash surrender value of
bank-owned life insurance	317	326	876	897
Miscellaneous income	200	333	623	708
Total noninterest income	5,216	4,862	13,830	14,902
Noninterest expense:
Salaries and other personnel expense	6,291	5,713	18,205	18,051
Occupancy expenses	1,027	940	2,958	2,814
Other real estate losses, net	239	11	226	628
Other operating expenses	3,498	3,550	10,420	9,769
Total noninterest expense	11,055	10,214	31,809	31,262

Income before income taxes	6,341	5,991	17,735	17,315
Income tax expense	1,959	1,789	5,503	5,334
Net income	$4,382	$4,202	$12,232	$11,981

Other comprehensive income (loss):
Unrealized gain (loss) on derivatives	(27)	179	(670)	1,304
Unrealized gain (loss) on securities available-for-sale	(849)	(5,023)	14,449	(24,857)
Reclassification adjustment for realized (gain) loss on securities, net of OTTI	(215)	163	(492)	192
Tax effect	424	1,821	(5,169)	9,088
Total other comprehensive income (loss)	(667)	(2,860)	8,118	(14,273)
Comprehensive income (loss)	$3,715	$1,342	$20,350	$(2,292)

SOUTHEASTERN BANK FINANCIAL CORPORATION

Consolidated Statements of Comprehensive Income (Loss)
(Dollars in thousands, except share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Basic net income per share	$0.66	$0.63	$1.83	$1.79

Diluted net income per share	$0.65	$0.63	$1.83	$1.79

Weighted average common shares outstanding	6,681,743	6,679,426	6,681,214	6,678,555

Weighted average number of common and common equivalent shares outstanding	6,694,528	6,679,426	6,687,056	6,678,555

See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Consolidated Statements of Cash Flows
(Dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net income	$12,232	$11,981

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,539	1,394
Deferred income tax (benefit) expense	(642)	695
Provision for loan losses	2,944	6,046
Net investment securities (gains) losses	(492)	192
Net amortization of premiums on investment securities	3,561	4,113
Earnings from CSV of bank-owned life insurance	(876)	(897)
Bank-owned life insurance death benefits in excess of CSV	-	(150)
Stock-based compensation expense	272	4
Gain on disposal of premises and equipment	(27)	(21)
(Gain) loss on the sale of other real estate	(41)	80
Provision for other real estate valuation allowance	267	548
Gain on sales of loans	(3,910)	(5,716)
Real estate loans originated for sale	(133,887)	(188,813)
Proceeds from sales of real estate loans	125,419	210,763
Decrease (increase) in accrued interest receivable	56	(36)
Decrease in other assets	3,593	1,405
Decrease in accrued interest payable and other liabilities	(115)	(28)
Net cash provided by operating activities	9,893	41,560

Cash flows from investing activities:
Proceeds from sales of available-for-sale securities	139,935	133,380
Proceeds from maturities and calls of available-for-sale securities	58,515	82,847
Purchase of available-for-sale securities	(197,038)	(242,346)
Purchase of restricted equity securities	-	(900)
Proceeds from redemption of FHLB stock	472	876
Net increase in loans	(53,520)	(24,476)
Proceeds from bank-owned life insurance death benefits	-	417
Additions to premises and equipment	(1,828)	(1,456)
Proceeds from sale of other real estate	396	2,527
Proceeds from sale of premises and equipment	86	83
Net cash used in investing activities	(52,982)	(49,048)

SOUTHEASTERN BANK FINANCIAL CORPORATION

Consolidated Statements of Cash Flows
(Dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013

Cash flows from financing activities:
Net increase in deposits	45,128	20,390
Net decrease in securities sold under repurchase agreements	(243)	(278)
Payments of Federal Home Loan Bank advances	-	(10,000)
Advances from Federal Home Loan Bank	-	20,000
Purchase of treasury stock	(28)	-
Payments on subordinated debentures	(1,547)	-
Payment of cash dividends	(2,622)	(1,737)
Proceeds from stock options exercised	-	43
Proceeds from Directors’ stock purchase plan	41	38
Net cash provided by financing activities	40,729	28,456

Net (decrease) increase in cash and cash equivalents	(2,360)	20,968
Cash and cash equivalents at beginning of period	47,336	43,888
Cash and cash equivalents at end of period	$44,976	$64,856

Supplemental disclosures of cash paid during the period for:
Interest	$6,806	$7,427
Income taxes	6,136	5,380

Supplemental information on noncash investing activities:
Loans transferred to other real estate owned	$1,205	$820
Loans provided for sales of other real estate owned	213	29
Due to broker	1,527	3,636

See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

(Dollar amounts are expressed in thousands unless otherwise noted)

September 30, 2014

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

The Company provides financial services through its offices in Richmond and Columbia County, Georgia, and Aiken County, South Carolina.  Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans.  Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate.  Commercial loans are expected to be repaid from cash flow from operations of businesses.   The Company has a significant concentration of loans with real estate developers.   The customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the area.

The financial statements for the three and nine months ended September 30, 2014 and 2013 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations and cash flows for the interim periods have been made.  All such adjustments are of a normal recurring nature.  The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results of operations which the Company may achieve for the entire year.

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

12

●
For each loan category, a four year average rolling historical net loss rate is calculated, with the loss rate more heavily weighted to the most recent two years loss history.  The historical loss ratios are adjusted for internal and external qualitative factors within each loan category.  The qualitative factor adjustment may be further increased for loan classifications of watch rated and substandard within each category.  Factors include:

○	levels and trends in delinquencies and impaired/classified/graded loans;
○	changes in the quality of the loan review system;
○	trends in volume and terms of loans;
○	effects of changes in risk selection and underwriting standards, and other changes in lending policies, procedures and practices;
○	experience, ability, and depth of lending management and other relevant staff;
○	national and local economic trends and conditions;
○	changes in the value of underlying collateral;
○	other external factors-competition, legal and regulatory requirements;
○	effects of changes in credit concentrations

●	The resultant loss factor is applied to each respective loan pool to calculate the ALLL for each loan pool.
●	The total of each loan pool is then added to the ALLL determined for individual loans evaluated for impairment in accordance with ASC 310.

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

Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives.  Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest on the loan is locked.  The Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into, in order to hedge the change in interest rates resulting from its commitments to fund the loans.  Changes in the fair values of these derivatives are included in net gains on sales of loans.  Fair values of these derivatives were $12 and $31 as of September 30, 2014 and December 31, 2013, respectively.

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

Note 2 – Investment Securities

The following tables summarize the amortized cost and fair value of the available-for-sale investment securities portfolio at September 30, 2014 and December 31, 2013 and the corresponding amounts of unrealized gains and losses therein.

	September 30, 2014
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Available-for-sale	(Dollars in thousands)
Obligations of U.S. Government agencies	$176,185	337	(4,253)	172,269
Obligations of states and political subdivisions	97,384	3,215	(338)	100,261
Mortgage backed securities
U.S. GSE’s* MBS - residential	158,280	1,411	(1,381)	158,310
U.S. GSE’s CMO	126,783	636	(963)	126,456
Corporate bonds	104,158	1,185	(1,656)	103,687
	$662,790	6,784	(8,591)	660,983

* Government sponsored entities

	December 31, 2013
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Available-for-sale	(Dollars in thousands)
Obligations of U.S. Government agencies	$233,697	597	(10,232)	224,062
Obligations of states and political subdivisions	112,408	1,293	(3,267)	110,434
Mortgage backed securities
U.S. GSE’s MBS - residential	132,586	968	(3,583)	129,971
U.S. GSE’s CMO	81,031	456	(1,765)	79,722
Corporate bonds	106,022	1,519	(1,751)	105,790
	$665,744	4,833	(20,598)	649,979

As of September 30, 2014, except for the U.S. Government agencies and government sponsored entities, there was no issuer who represented 10% or more of stockholders’ equity within the investment portfolio.

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

Proceeds from sales of securities available-for-sale and the associated gains (losses), excluding gains (losses) on called securities, for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)		(Dollars in thousands)

Proceeds	$61,967	$59,165	$139,935	$133,380
Gross Gains	624	780	1,534	1,571
Gross Losses	(409)	(970)	(1,042)	(1,801)

The amortized cost and fair value of the investment securities portfolio are shown by contractual maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2014
	Amortized	Estimated
	cost	fair value
	(Dollars in thousands)
Available-for-sale:
One year or less	$10,021	10,058
After one year through five years	74,071	75,245
After five years through ten years	163,797	161,521
After ten years	414,901	414,159
	$662,790	660,983

The following tables summarize the investment securities with unrealized losses at September 30, 2014 and December 31, 2013, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position.

	September 30, 2014
	Less than 12 months		12 months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
Temporarily impaired	(Dollars in thousands)
Obligations of U.S. Government agencies	$22,043	172	119,944	4,081	141,987	4,253
Obligations of states and political subdivisions	9,056	67	14,821	271	23,877	338
Mortgage backed securities
U.S. GSE's MBS - residential	34,736	204	48,367	1,177	83,103	1,381
U.S. GSE's CMO	54,336	670	12,989	293	67,325	963
Corporate bonds	20,260	295	27,327	1,361	47,587	1,656
	$140,431	1,408	223,448	7,183	363,879	8,591

	December 31, 2013
	Less than 12 months		12 months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
Temporarily impaired	(Dollars in thousands)
Obligations of U.S. Government agencies	$142,173	7,149	29,452	3,083	171,625	10,232
Obligations of states and political subdivisions	55,273	2,765	6,911	502	62,184	3,267
Mortgage backed securities
U.S. GSE's MBS - residential	90,413	3,496	1,681	87	92,094	3,583
U.S. GSE's CMO	56,620	1,765	—	—	56,620	1,765
Corporate bonds	28,688	912	20,663	839	49,351	1,751
	$373,167	16,087	58,707	4,511	431,874	20,598

Other-Than-Temporary Impairment – September 30, 2014

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

As of September 30, 2014, the Company’s security portfolio consisted of 395 securities, 178 of which were in an unrealized loss position.  Of these securities with unrealized losses, 46.56% were related to the Company’s mortgage-backed and corporate securities as discussed below.

Mortgage-backed Securities

At September 30, 2014, all of the Company’s mortgage-backed securities were issued by U.S. government-sponsored entities and agencies, primarily the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Government National Mortgage Association (“Ginnie Mae”), institutions which the government has affirmed its commitment to support.  Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2014.

Corporate Securities

The Company holds forty-five corporate securities totaling $103,687, of which twenty-four had an unrealized loss of $1,656 at September 30, 2014. Twenty-two of the securities with an unrealized loss of $1,508 were issued by entities rated lower medium investment grade or higher. Because the decline in fair value is attributable primarily to changes in interest rates and not credit quality and because the Company does not have the intent to sell the securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2014.

Included in the Company’s corporate bonds are two trust preferred securities totaling $1,117, which had an unrealized loss of $148 at September 30, 2014.  These two securities to two issuers were not rated.  Neither of the issuers were in default, but in January of 2011 the Company was notified that one of the trust preferred securities totaling $250 to one issuer not rated had elected to defer interest payments.  The issuer is a bank holding company with operations in the Southeast.  The Company considered several factors including the financial condition and near term prospects of the issuer and concluded that the decline in fair value was primarily attributable to temporary illiquidity and the financial crisis affecting these markets and not necessarily the expected cash flows of the individual security.  The Company has considered the capital position of the subsidiary banks, the liquidity of the holding company, the existence and severity of publicly available regulatory agreements, and the fact that these deferrals are coming after the most severe impact of the national and regional recession.  The prospect of capital formation in the current market, improving operating results of the industry overall have caused the Company to conclude that a return to normal subsidiary dividends and thus interest payments on the debt for this issuer is reasonably assured at this time.  Because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2014.

At September 30, 2014, the fair value of one corporate security totaling $112 was measured using Level 3 inputs because the market for it has become illiquid, as indicated by few, if any, trades during the period.  The discount rate used in the valuation model was based on a yield of 10% that the market would require for corporate debt obligations with maturities and risk characteristics similar to the subordinated debenture being measured.

The following table presents a rollforward of the credit losses recognized in earnings for the nine month periods ended September 30, 2014 and September 30, 2013.

	2014	2013
Beginning balance, January 1	$-	$586
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	-	-
Additions/Subtractions
Amounts realized for securities sold during the period	-	(586)
Amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	-	-
Reductions for increase in cash flows expected to be collected that are recognized over the remaining life of the security	-	-
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	-	-

Ending balance, September 30	$-	$-

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

Included in the Company’s corporate bonds are two trust preferred securities totaling $1,067, which had an unrealized loss of $202 at December 31, 2013.  These two securities to two issuers were not rated.  Neither of the issuers were in default, but in January of 2011 the Company was notified that one of the trust preferred securities totaling $250 to one issuer not rated had elected to defer interest payments.  The issuer is a bank holding company with operations in the Southeast.  The Company considered several factors including the financial condition and near term prospects of the issuer and concluded that the decline in fair value was primarily attributable to temporary illiquidity and the financial crisis affecting these markets and not necessarily the expected cash flows of the individual security.  The Company has considered the capital position of the subsidiary banks, the liquidity of the holding company, the existence and severity of publicly available regulatory agreements, and the fact that these deferrals are coming after the most severe impact of the national and regional recession.  The prospect of capital formation in the current market, improving operating results of the industry overall have caused the Company to conclude that a return to normal subsidiary dividends and thus interest payments on the debt for this issuer is reasonably assured at this time.  Because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2013.

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

The following table presents a rollforward of the credit losses recognized in earnings for the year ended December 31, 2013:

Beginning balance, January 1, 2013	$586
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	-
Additions/Subtractions
Amounts realized for securities sold during the period	(586)
Amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	-
Reductions for increase in cash flows expected to be collected that are recognized over the remaining life of the security	-
Increases to the amount related to the credit loss for which other-than-temporary impairment was previously recognized	-

Ending balance, December 31, 2013	$-

Note 3 – Loans

The following table summarizes loans at September 30, 2014 and December 31, 2013.

	September 30, 2014	December 31, 2013
	(Dollars in thousands)

Commercial, financial, and agricultural	$211,472	202,074
Real estate:
Commercial	373,122	353,353
Residential	195,198	175,295
Acquisition, development and construction	159,882	160,498
Consumer installment	17,271	14,260
	$956,945	905,480

Less allowance for loan losses	26,734	26,409
Less deferred loan origination fees (costs)	(372)	(233)
	$930,583	879,304

The following tables present the activity in the allowance for loan losses by portfolio segment as of and for the three and nine month periods ended September 30, 2014 and 2013.

	Three Months Ended September 30, 2014
	Commercial, Financial, and	CRE - Owner	CRE - Non Owner	Residential	ADC	ADC
	Agricultural	Occupied	Occupied	Real Estate	CSRA	Other	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$5,574	6,133	3,477	5,648	2,511	2,952	588	26,883
Charge-offs	(242)	—	—	(692)	(244)	—	(182)	(1,360)
Recoveries	16	2	251	6	—	—	60	335
Provision	257	187	(305)	941	52	(398)	142	876
Ending balance	$5,605	6,322	3,423	5,903	2,319	2,554	608	26,734

	Three Months Ended September 30, 2013
	Commercial, Financial, and	CRE - Owner	CRE - Non Owner	Residential	ADC	ADC
	Agricultural	Occupied	Occupied	Real Estate	CSRA	Other	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$4,779	7,035	3,218	5,465	4,394	1,805	558	27,254
Charge-offs	(1)	(417)	(10)	(194)	(1,487)	(751)	(169)	(3,029)
Recoveries	14	—	—	82	206	82	62	446
Provision	(9)	535	(179)	(242)	641	1,041	100	1,887
Ending balance	$4,783	7,153	3,029	5,111	3,754	2,177	551	26,558

	Nine Months Ended September 30, 2014
	Commercial,
	Financial, and	CRE - Owner	CRE - Non Owner	Residential	ADC	ADC
	Agricultural	Occupied	Occupied	Real Estate	CSRA	Other	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$5,774	5,706	3,275	5,590	3,107	2,379	578	26,409
Charge-offs	(617)	(18)	(718)	(916)	(395)	(69)	(468)	(3,201)
Recoveries	52	10	275	32	—	—	213	582
Provision	396	624	591	1,197	(393)	244	285	2,944
Ending balance	$5,605	6,322	3,423	5,903	2,319	2,554	608	26,734

	Nine Months Ended September 30, 2013
	Commercial,
	Financial, and	CRE - Owner	CRE - Non Owner	Residential	ADC	ADC
	Agricultural	Occupied	Occupied	Real Estate	CSRA	Other	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$4,368	6,825	4,047	5,677	4,533	2,903	493	28,846
Charge-offs	(320)	(3,276)	(85)	(985)	(2,662)	(1,486)	(465)	(9,279)
Recoveries	72	8	13	117	256	194	285	945
Provision	663	3,596	(946)	302	1,627	566	238	6,046
Ending balance	$4,783	7,153	3,029	5,111	3,754	2,177	551	26,558

The following tables present the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2014 and December 31, 2013.

	September 30, 2014
	Commercial,
	Financial, and	CRE - Owner	CRE - Non Owner	Residential	ADC	ADC
	Agricultural	Occupied	Occupied	Real Estate	CSRA	Other	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$—	—	—	—	—	—	—	—
Collectively evaluated for impairment	5,605	6,322	3,423	5,903	2,319	2,554	608	26,734
	$5,605	6,322	3,423	5,903	2,319	2,554	608	26,734

Loans:
Individually evaluated for impairment	334	604	7,707	2,965	2,383	3,245	7	17,245
Collectively evaluated for impairment	211,138	225,120	139,691	192,233	103,471	50,783	17,264	939,700
	$211,472	225,724	147,398	195,198	105,854	54,028	17,271	956,945

	December 31, 2013
	Commercial,
	Financial, and	CRE - Owner	CRE - Non Owner	Residential	ADC	ADC
	Agricultural	Occupied	Occupied	Real Estate	CSRA	Other	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$—	—	—	—	—	—	—	—
Collectively evaluated for impairment	5,774	5,706	3,275	5,590	3,107	2,379	578	26,409
	$5,774	5,706	3,275	5,590	3,107	2,379	578	26,409

Loans:
Individually evaluated for impairment	257	791	10,985	4,228	2,585	5,470	—	24,316
Collectively evaluated for impairment	201,817	215,516	126,061	171,067	120,980	31,463	14,260	881,164
	$202,074	216,307	137,046	175,295	123,565	36,933	14,260	905,480

The following tables present loans individually evaluated for impairment by class of loans as of September 30, 2014 and December 31, 2013.

	September 30, 2014
	Unpaid		Allowance for	Average
	Principal	Recorded	Loan Losses	Recorded
	Balance	Investment (2)	Allocated	Investment
	(Dollars in thousands)
With no related allowance recorded: (1)
Commercial, financial, and agricultural:
Commerical	$182	115	—	160
Financial	—	—	—	—
Agricultural	273	219	—	238
Equity lines	—	—	—	—
Other	—	—	—	—
Commercial real estate:
Owner occupied	629	604	—	613
Non Owner occupied	7,924	7,707	—	7,823
Residential real estate:
Secured by first liens	3,374	2,858	—	2,906
Secured by junior liens	152	107	—	111
Acquisition, development and construction:
Residential	—	—	—	—
Other	7,914	5,628	—	7,049
Consumer	7	7	—	8
	20,455	17,245	—	18,908

With an allowance recorded:	—	—	—	—

	$20,455	17,245	—	18,908

(1)	No specific allowance for credit losses is allocated to these loans since they are sufficiently collateralized or had charge-offs
(2)	Excludes accrued interest receivable and loan origination fees, net due to immateriality

	December 31, 2013
	Unpaid		Allowance for	Average
	Principal	Recorded	Loan Losses	Recorded
	Balance	Investment (2)	Allocated	Investment
	(Dollars in thousands)
With no related allowance recorded: (1)
Commercial, financial, and agricultural:
Commerical	$—	—	—	—
Financial	—	—	—	—
Agricultural	300	257	—	280
Equity lines	—	—	—	—
Other	—	—	—	—
Commercial real estate:
Owner occupied	861	791	—	775
Non Owner occupied	11,385	10,985	—	10,964
Residential real estate:
Secured by first liens	6,080	4,045	—	4,626
Secured by junior liens	254	183	—	190
Acquisition, development and construction:
Residential	290	290	—	289
Other	10,520	7,765	—	9,383
Consumer	—	—	—	—
	29,690	24,316	—	26,507

With an allowance recorded:	—	—	—	—

	$29,690	24,316	—	26,507

(1)	No specific allowance for credit losses is allocated to these loans since they are sufficiently collateralized or had charge-offs
(2)	Excludes accrued interest receivable and loan origination fees, net due to immateriality

The following tables present interest income on impaired loans for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended Sept. 30, 2014		Nine Months Ended Sept. 30, 2014
	Interest	Cash Basis	Interest	Cash Basis
	Income	Interest Income	Income	Interest Income
	Recognized	Recognized	Recognized	Recognized
	(Dollars in thousands)		(Dollars in thousands)

Commercial, financial, and agricultural:
Commerical	$—	—	—	—
Financial	—	—	—	—
Agricultural	—	—	—	—
Equity lines	—	—	—	—
Other	—	—	—	—
Commercial real estate:
Owner occupied	7	7	14	14
Non Owner occupied	88	88	251	251
Residential real estate:
Secured by first liens	6	6	18	18
Secured by junior liens	—	—	—	—
Acquisition, development and construction:
Residential	—	—	—	—
Other	11	11	32	32
Consumer	—	—	—	—
	$112	112	315	315

	Three Months Ended Sept. 30, 2013		Nine Months Ended Sept. 30, 2013
	Interest	Cash Basis	Interest	Cash Basis
	Income	Interest Income	Income	Interest Income
	Recognized	Recognized	Recognized	Recognized
	(Dollars in thousands)		(Dollars in thousands)

Commercial, financial, and agricultural:
Commerical	$—	—	—	—
Financial	—	—	—	—
Agricultural	—	—	—	—
Equity lines	—	—	—	—
Other	—	—	—	—
Commercial real estate:
Owner occupied	4	4	4	4
Non Owner occupied	530	530	728	728
Residential real estate:
Secured by first liens	6	6	14	14
Secured by junior liens	—	—	3	3
Acquisition, development and construction:
Residential	—	—	—	—
Other	9	9	29	29
Consumer	—	—	—	—
	$549	549	778	778

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following tables present the aging of the recorded investment in past due loans as of September 30, 2014 and December 31, 2013 by class of loans.

	September 30, 2014
	30 - 89 Days	90 Days or	Nonaccrual	Total	Loans Not
	Past Due	More Past Due	Loans	Past Due	Past Due	Total
	(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$5	—	164	169	112,747	112,916
Financial	—	—	—	—	17,498	17,498
Agricultural	—	—	219	219	9,730	9,949
Equity lines	47	—	308	355	33,475	33,830
Other	—	—	69	69	37,210	37,279
Commercial real estate:
Owner occupied	223	—	532	755	224,969	225,724
Non Owner occupied	484	—	894	1,378	146,020	147,398
Residential real estate:
Secured by first liens	509	—	3,452	3,961	184,177	188,138
Secured by junior liens	241	—	203	444	6,616	7,060
Acquisition, development and construction:
Residential	—	—	—	—	39,592	39,592
Other	39	—	5,579	5,618	114,672	120,290
Consumer	51	—	126	177	17,094	17,271
	$1,599	—	11,546	13,145	943,800	956,945

	December 31, 2013
	30 - 89 Days	90 Days or	Nonaccrual	Total	Loans Not
	Past Due	More Past Due	Loans	Past Due	Past Due	Total
	(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$536	—	64	600	115,193	115,793
Financial	—	—	—	—	6,048	6,048
Agricultural	567	—	257	824	9,833	10,657
Equity lines	310	—	332	642	33,953	34,595
Other	13	—	75	88	34,893	34,981
Commercial real estate:
Owner occupied	525	—	394	919	215,388	216,307
Non Owner occupied	30	—	4,433	4,463	132,583	137,046
Residential real estate:
Secured by first liens	4,821	—	5,607	10,428	156,584	167,012
Secured by junior liens	235	—	287	522	7,761	8,283
Acquisition, development and construction:
Residential	—	—	290	290	44,939	45,229
Other	263	—	7,617	7,880	107,389	115,269
Consumer	91	—	71	162	14,098	14,260
	$7,391	—	19,427	26,818	878,662	905,480

Troubled Debt Restructurings:

The Company has troubled debt restructurings (TDRs) with a balance of $9,339 and $8,132 included in impaired loans at September 30, 2014 and December 31, 2013, respectively.  No specific reserves were allocated to customers whose loan terms had been modified in TDRs as of September 30, 2014 and December 31, 2013.  The Company is not committed to lend additional amounts as of September 30, 2014 and December 31, 2013 to customers with outstanding loans that are classified as TDRs.  The following tables present TDRs as of September 30, 2014 and December 31, 2013.

	September 30, 2014
	Number of	Recorded
	Loans	Investment
	(Dollars in thousands)
Troubled Debt Restructurings:
Commercial, financial, and agricultural:
Commerical	-	$-
Financial	-	-
Agricultural	-	-
Equity lines	-	-
Other	-	-
Commercial real estate:
Owner occupied	2	431
Non Owner occupied	4	5,910
Residential real estate:
Secured by first liens	9	1,131
Secured by junior liens	1	107
Acquisition, development and construction:
Residential	-	-
Other	2	1,760
Consumer	-	-
	18	$9,339

	December 31, 2013
	Number of	Recorded
	Loans	Investment
	(Dollars in thousands)
Troubled Debt Restructurings:
Commercial, financial, and agricultural:
Commerical	-	$-
Financial	-	-
Agricultural	-	-
Equity lines	-	-
Other	-	-
Commercial real estate:
Owner occupied	3	791
Non Owner occupied	4	5,782
Residential real estate:
Secured by first liens	8	1,307
Secured by junior liens	2	182
Acquisition, development and construction:
Residential	-	-
Other	1	70
Consumer	-	-
	18	$8,132

During the periods ended September 30, 2014 and 2013, the terms of certain loans were modified as TDRs.  The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

Modifications involving a reduction of the stated interest rate of the loan were for rate reductions ranging from 1.00% to 3.15%.  Modifications involving an extension of the maturity date were for periods ranging from 5 months to 192 months.

The following table presents loans by class modified as TDRs that occurred during the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding	Number of	Outstanding	Outstanding
	Loans	Recorded Investment	Recorded Investment	Loans	Recorded Investment	Recorded Investment
	(Dollars in thousands)			(Dollars in thousands)
Troubled Debt Restructurings:
Commercial, financial, and agricultural:
Commerical	-	$-	$-	1	$590	$350
Financial	-	-	-	-	-	-
Agricultural	-	-	-	-	-	-
Equity lines	-	-	-	-	-	-
Other	-	-	-	-	-	-
Commercial real estate:
Owner occupied	-	-	-	1	292	290
Non Owner occupied	-	-	-	2	3,152	3,096
Residential real estate:
Secured by first liens	-	-	-	-	-	-
Secured by junior liens	-	-	-	-	-	-
Acquisition, development and construction:
Residential	-	-	-	-	-	-
Other	1	1,906	1,693	-	-	-
Consumer	-	-	-	-	-	-
	1	$1,906	$1,693	4	$4,034	$3,736

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding	Number of	Outstanding	Outstanding
	Loans	Recorded Investment	Recorded Investment	Loans	Recorded Investment	Recorded Investment
	(Dollars in thousands)			(Dollars in thousands)
Troubled Debt Restructurings:
Commercial, financial, and agricultural:
Commerical	-	$-	$-	1	$590	$350
Financial	-	-	-	-	-	-
Agricultural	-	-	-	-	-	-
Equity lines	-	-	-	-	-	-
Other	-	-	-	-	-	-
Commercial real estate:
Owner occupied	-	-	-	2	762	637
Non Owner occupied	-	-	-	3	5,780	5,706
Residential real estate:
Secured by first liens	1	287	216	2	552	412
Secured by junior liens	-	-	-	-	-	-
Acquisition, development and construction:
Residential	-	-	-	-	-	-
Other	1	1,906	1,693	1	130	71
Consumer	-	-	-	-	-	-
	2	$2,193	$1,909	9	$7,814	$7,176

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.  During the nine months ended September 30, 2014, one commercial real estate loan with a recorded investment of $330 defaulted during the third quarter of 2014 and the default occurred after the twelve month period following the loan modification.  During the nine months ended September 30, 2013, one residential real estate loan with a recorded investment of $492 defaulted during the second quarter of 2013 and the default occurred within the twelve month period following the loan modification.  As of September 30, 2014, all other TDRs are performing according to their modified terms.

The TDRs described in the previous two tables increased the allowance for loan losses by $0 and $53 and resulted in charge-offs of $0 and $53 for the three and nine months ended September 30, 2014, respectively.

For the three and nine months ended September 30, 2013, the TDRs described in the previous tables increased the allowance for loan losses by $145 and $296 and resulted in charge-offs of $145 and $296 for the three and nine months ended September 30, 2013, respectively.

Charge-offs on such loans are factored into the rolling historical loss rate, which is used in the calculation of the allowance for loan losses.

The terms of certain other loans were modified during the nine month periods ended September 30, 2014 and 2013 that did not meet the definition of a TDR.  These loans have a total recorded investment as of September 30, 2014 and 2013 of $3,338 and $12,022, respectively.  The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification.  This evaluation is performed under the Company’s internal underwriting policy.

Certain loans which were modified during the nine month periods ended September 30, 2014 and 2013 and did not meet the definition of a TDR, as the modification was a delay in a payment that was considered to be insignificant, had delays in payment ranging from 30 days to 3 months in 2014 and 30 days to 2 months in 2013.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  As of September 30, 2014 and December 31, 2013, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows.

	September 30, 2014
	Pass	Watch	Substandard	Doubtful
	(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$100,220	8,497	4,199	—
Financial	17,088	410	—	—
Agricultural	8,330	401	1,218	—
Equity lines	32,899	323	608	—
Other	36,891	319	69	—
Commercial real estate:
Owner occupied	203,423	16,885	5,416	—
Non Owner occupied	132,697	6,133	8,568	—
Residential real estate:
Secured by first liens	171,588	10,203	6,347	—
Secured by junior liens	6,457	103	500	—
Acquisition, development and construction:
Residential	39,339	253	—	—
Other	101,183	12,292	6,815	—
Consumer	16,925	162	184	—
	$867,040	55,981	33,924	—

	December 31, 2013
	Pass	Watch	Substandard	Doubtful
	(Dollars in thousands)

Commercial, financial, and agricultural:
Commerical	$101,134	9,707	4,952	—
Financial	6,048	—	—	—
Agricultural	9,705	—	952	—
Equity lines	33,576	486	533	—
Other	34,545	322	114	—
Commercial real estate:
Owner occupied	199,218	10,888	6,201	—
Non Owner occupied	119,057	5,654	12,335	—
Residential real estate:
Secured by first liens	146,379	13,226	7,407	—
Secured by junior liens	7,426	501	356	—
Acquisition, development and construction:
Residential	44,939	—	290	—
Other	93,071	13,310	8,888	—
Consumer	13,911	225	124	—
	$809,009	54,319	42,152	—

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

Assets and Liabilities Measured on a Recurring Basis

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as of September 30, 2014 and December 31, 2013.

	September 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Available-for-sale securities
Obligations of U.S. Government agencies	$172,269	-	172,269	-
Obligations of states and political subdivisions	100,261	-	100,261	-
Mortgage-backed securities
U.S. GSE’s MBS - residential	158,310	-	158,310	-
U.S. GSE’s CMO	126,456	-	126,456	-
Corporate bonds	103,687	-	103,575	112
Total available-for-sale securities	$660,983	-	660,871	112

Loans held for sale	21,321	-	21,321	-

Mortgage banking derivatives	12	-	12	-

	$682,316	-	682,204	112

Liabilities:
Interest rate swap derivatives	1,438	-	1,438	-

	$1,438	-	1,438	-

	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Available-for-sale securities
Obligations of U.S. Government agencies	$224,062	-	224,062	-
Obligations of states and political subdivisions	110,434	-	110,434	-
Mortgage-backed securities
U.S. GSE’s MBS - residential	129,971	-	129,971	-
U.S. GSE’s CMO	79,722	-	79,722	-
Corporate bonds	105,790	-	105,680	110
Total available-for-sale securities	$649,979	-	649,869	110

Loans held for sale	10,638	-	10,638	-

Mortgage banking derivatives	31	-	31	-

	$660,648	-	660,538	110

Liabilities:
Interest rate swap derivatives	768	-	768	-

	$768	-	768	-

The Company’s policy is to recognize transfers into or out of a level as of the end of the reporting period.

Transfers between Level 1 and Level 2:

No securities were transferred between Level 1 and Level 2 during the nine months ended September 30, 2014 and the nine months ended September 30, 2013.

Transfers between Level 2 and Level 3:

No securities were transferred between Level 2 and Level 3 during the nine months ended September 30, 2014 and the nine months ended September 30, 2013.

The following tables present a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2014 and 2013.

Fair Value Measurements Using Significant Unobservable
Inputs (Level 3)

	Total	Corporate bonds
(Dollars in thousands)

Beginning balance, January 1, 2014	$110	$110
Total gains or losses (realized/unrealized)
Included in earnings
Gain (loss) on sales	-	-
Other-than-temporary impairment	-	-
Included in other comprehensive income	2	2
Purchases, sales, issuances and settlements
Purchases	-	-
Sales, Calls	-	-
Issuances	-	-
Settlements	-	-
Principal repayments	-	-
Transfers into Level 3	-	-
Transfers out of Level 3	-	-

Ending balance, September 30, 2014	$112	$112

Fair Value Measurements Using Significant Unobservable
Inputs (Level 3)

	Total	Other CMO	Corporate bonds
	(Dollars in thousands)

Beginning balance, January 1, 2013	$1,684	$1,576	$108
Total gains or losses (realized/unrealized)
Included in earnings
Gain (loss) on sales	129	129	-
Other-than-temporary impairment	-	-	-
Included in other comprehensive income	41	40	1
Purchases, sales, issuances and settlements
Purchases	-	-	-
Sales, Calls	(1,620)	(1,620)	-
Issuances	-	-	-
Settlements	-	-	-
Principal repayments	(125)	(125)	-
Transfers into Level 3	-	-	-
Transfers out of Level 3	-	-	-

Ending balance, September 30, 2013	$109	$-	$109

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

The following tables present quantitative information about level 3 fair value measurements at September 30, 2014 and 2013.

	Sept. 30,	Valuation	Unobservable	Range
	2014	Technique	Inputs	(Weighted Avg)
	(Dollars in thousands)
Available-for-sale securities Corporate bonds	112	discounted cash flow	yield	10.00%

	Sept. 30,	Valuation	Unobservable	Range
	2013	Technique	Inputs	(Weighted Avg)
	(Dollars in thousands)
Available-for-sale securities
Corporate bonds	109	discounted cash flow	yield	10.00%

The significant unobservable inputs used in the fair value measurement of the Company’s corporate bonds are yields that the market would require for corporate debt obligations with similar maturities and risk characteristics.

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2014 and December 31, 2013 are summarized below.

	September 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)

Assets:
Impaired loans (1)
Commercial, financial, and agricultural	$115	-	-	115
Real estate:
Commercial	1,351	-	-	1,351
Residential	2,085	-	-	2,085
Acquisition, development and construction	5,050	-	-	5,050
Consumer installment	7	-	-	7
	$8,608	-	-	8,608

Other real estate owned
Real estate:
Commercial	$149	-	-	149
Acquisition, development and construction	435	-	-	435
	$584	-	-	584
	$9,192	-	-	9,192

(1) Includes loans directly charged down to fair value.

	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired loans
Real estate:
Commercial	$939	-	-	939
Residential	2,505	-	-	2,505
Acquisition, development and construction	5,691	-	-	5,691
	$9,135	-	-	9,135

Other real estate owned
Real estate:
Commercial	$149	-	-	149
	$149	-	-	149
	$9,284	-	-	9,284

The following represents impairment charges recognized during the period:

Impaired loans, which are measured for impairment using the fair value of collateral for collateral dependent loans, had a recorded investment of $8,608, resulting in an additional provision for loan losses of $108 and $278 for the three and nine months ended September 30, 2014.

As of December 31, 2013, impaired loans had a recorded investment of $9,135, resulting in an additional provision for loan losses of $2,879 for the year ending 2013.

Other real estate owned, which is carried at fair value less costs to sell, was $584 which consisted of the outstanding balance of $897, less a valuation allowance of $313, resulting in a write down of $248 and $267 for the three and nine months ended September 30, 2014.

As of December 31, 2013, other real estate owned was $149 which consisted of the outstanding balance of $200, less a valuation allowance of $51, resulting in a write down of $51 for the year ending 2013.

The following tables present quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2014 and December 31, 2013.

	Sept. 30,	Valuation	Unobservable	Range
	2014	Techniques	Inputs	(Weighted Avg)
	(Dollars in thousands)
Impaired loans
Commercial, financial, and agricultural	115	liquidation value

Real estate:
Commercial	1,351	sales comparison	adjustment for	0.00% - 70.99% (19.97%)
			differences between
			the comparable sales

		income approach	capitalization rate	8.25% - 9.29% (8.91%)

Residential	2,085	sales comparison	adjustment for	1.27% - 24.46% (7.53%)
			differences between
			the comparable sales

Acquisition, development and
construction	5,050	sales comparison	adjustment for	0.00% - 65.00% (16.94%)
			differences between
			the comparable sales

		income approach	discount rate	10.00%

		income approach	capitalization rate	7.25%

Consumer installment	7	liquidation value

Other real estate owned
Real estate:
Commercial	149	sales comparison	adjustment for	5.00% - 50.00% (27.50%)
			differences between
			the comparable sales

Acquisition, development and
construction	435	sales comparison	adjustment for	0.00% - 25.00% (14.57%)
			differences between
			the comparable sales

	Dec. 31,	Valuation	Unobservable	Range
	2013	Techniques	Inputs	(Weighted Avg)
	(Dollars in thousands)
Impaired loans
Real estate:
Commercial	939	sales comparison	adjustment for	0.00% - 70.99% (20.38%)
			differences between
			the comparable sales

		income approach	capitalization rate	9.00%

Residential	2,505	sales comparison	adjustment for	0.00% - 18.76% (6.85%)
			differences between
			the comparable sales

Acquisition, development and
construction	5,691	sales comparison	adjustment for	0.00% - 65.00% (20.85%)
			differences between
			the comparable sales

		income approach	discount rate	12.00%

		income approach	capitalization rate	7.25%

Other real estate owned
Real estate:
Commercial	149	sales comparison	adjustment for	5.00% - 50.00% (27.50%)
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

(h)	Commitments

The difference between the carrying values and fair values of commitments to extend credit are not significant and are not disclosed.

The carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014
	Carrying	Fair Value Measurements
	amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$44,976	44,976	44,976	-	-
Loans, net	921,975	918,552	-	-	918,552
Restricted equity securities	4,398	N/A
Financial liabilities:
Deposits with stated maturities	380,172	380,944	-	380,944	-
Deposits without stated maturities	1,119,759	1,119,759	1,119,759	-	-
Securities sold under repurchase agreements	565	565	565	-	-
Advances from FHLB	64,000	67,512	-	67,512	-
Subordinated debentures	20,000	14,842	-	-	14,842

	December 31, 2013
	Carrying	Fair Value Measurements
	amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$47,336	47,336	47,336	-	-
Loans, net	870,169	869,348	-	-	869,348
Restricted equity securities	4,870	N/A
Financial liabilities:
Deposits with stated maturities	377,996	379,247	-	379,247	-
Deposits without stated maturities	1,076,807	1,076,807	1,076,807	-	-
Securities sold under repurchase agreements	808	808	808	-	-
Advances from FHLB	64,000	68,309	-	68,309	-
Subordinated debentures	21,547	16,258	-	-	16,258

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

A summary of changes in the Company’s nonvested shares for the nine month period ended September 30, 2014 is as follows:

Weighted Avg
	Number of	Grant-Date
	Shares	Fair Value

Nonvested at January 1, 2014	-
Granted	63,000	$21.60
Vested	-
Forfeited	-
Nonvested at September 30, 2014	63,000	$21.60

As of September 30, 2014, there was $1,089 of total unrecognized compensation cost related to nonvested shares granted under the Plan.  The cost is being recognized over a period of thirty-five months.

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

Summary information about the interest rate swaps designated as cash flow hedges as of September 30, 2014 and December 31, 2013 is as follows:

	September 30, 2014	December 31, 2013
	(Dollars in thousands)

Notional Amounts	$10,000	$10,000
Weighted average pay rates	5.35%	5.35%
Weighted average receive rates	1.63%	1.64%
Weigted average maturity	14.33 years	15.08 years
Unrealized losses	$1,438	$768

The swaps were forward starting and had effective dates of March 15, 2012 and June 15, 2012.  Interest expense recorded on these swap transactions totaled $281 and $278 at September 30, 2014 and September 30, 2013, respectively and is reported as a component of interest expense in other borrowings.

If the fair value falls below specified levels, the Company is required to pledge collateral against these derivative contract liabilities.  As of September 30, 2014, the Company had pledged $1,564 with the counterparty.  Under certain circumstances, including a downgrade of its credit rating below specified levels, the counterparty is required to pledge collateral against these derivative contract liabilities.  As of September 30, 2014, no collateral had been received from the counterparty.

Note 7 – Other Comprehensive Income (Loss)

Other comprehensive income (loss) for the Company consists of changes in net unrealized gains and losses on investment securities available-for-sale and interest rate swap derivatives.  The following tables present a summary of the accumulated other comprehensive income balances, net of tax, as of September 30, 2014 and 2013.

	Unrealized	Unrealized	Accumulated Other
	Gain (Loss) on	Gain (Loss) on	Comprehensive
	Derivatives	Securities	Income (Loss)
	(Dollars in thousands)

Balance, December 31, 2013	$(469)	$(9,632)	$(10,101)

Current Year change	(410)	8,528	8,118
Balance, September 30, 2014	$(879)	$(1,104)	$(1,983)

	Unrealized	Unrealized	Accumulated Other
	Gain (Loss) on	Gain (Loss) on	Comprehensive
	Derivatives	Securities	Income (Loss)
	(Dollars in thousands)

Balance, December 31, 2012	$(1,476)	$9,428	$7,952

Current Year change	797	(15,070)	(14,273)
Balance, September 30, 2013	$(679)	$(5,642)	$(6,321)

The following tables present reclassifications out of accumulated other comprehensive income (loss).

	Three Months Ended September 30,
	2014	2013
Details about Accumulated	Amount reclassified from	Amount reclassified from
Other Comprehensive Income	Accumulated Other	Accumulated Other	Affected line item in the Statement
Components	Comprehensive Income	Comprehensive Income	where Net Income is presented
	(Dollars in thousands)
Unrealized gains and losses on available-for-sale securities
	$215	$(163)	Realized gain (loss) on sale of securities
	-	-	Impairment expense
	215	(163)	Total before tax
	$(66)	$49	Tax (expense) benefit
	$149	$(114)	Net of tax

	Nine Months Ended September 30,
	2014	2013
Details about Accumulated	Amount reclassified from	Amount reclassified from
Other Comprehensive Income	Accumulated Other	Accumulated Other	Affected line item in the Statement
Components	Comprehensive Income	Comprehensive Income	where Net Income is presented
	(Dollars in thousands)
Unrealized gains and losses on available-for-sale securities
	$492	$(192)	Realized gain (loss) on sale of securities
	-	-	Impairment expense
	492	(192)	Total before tax
	$(153)	$59	Tax (expense) benefit
	$339	$(133)	Net of tax

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

On July 23, 2014, the Company declared a quarterly cash dividend of $0.13 per share on outstanding shares.  The dividend was paid on August 22, 2014 to shareholders of record as of August 8, 2014.

On October 15, 2014, the Company declared a quarterly cash dividend of $0.13 per share on outstanding shares.  The dividend is payable on November 21, 2014 to shareholders of record as of November 7, 2014.

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

The Company’s services include the origination of residential and commercial real estate loans, construction and development loans, and commercial and consumer loans.  The Company also offers a variety of deposit programs, including noninterest-bearing demand, interest checking, money management, savings, and time deposits.  In its primary market area, the Augusta-Richmond County, GA-SC metropolitan area, the Company had 20.23% of all deposits and was the second largest depository institution and the largest locally based institution at June 30, 2014, as cited from the Federal Deposit Insurance Corporation’s (“FDIC”) website.  Securities sold under repurchase agreements are also offered.  Additional services include wealth management, trust, retail investment, and mortgage.  As a matter of practice, most mortgage loans are sold in the secondary market; however, some mortgage loans are placed in the portfolio based on asset/liability management strategies.  The Company continues to concentrate on increasing its market share through various new deposit and loan products and other financial services and by focusing on its customer relationship management philosophy.  The Company is committed to building life-long relationships with its customers, employees, shareholders, and the communities it serves.

The Company’s primary source of income is from its lending activities, followed by interest income from its investment activities, service charges and fees on deposits and gain on sales of mortgage loans in the secondary market.  Interest income on loans including loans held for sale decreased $471 or 1.34% for the first nine months of 2014 as compared to the first nine months of 2013 and was due primarily to decreased loan yields offset in part by increased volume.  Interest income on investment securities decreased $1,084 or 9.22% and was due primarily to declining yields.  Gain on sales of loans decreased $1,806 or 31.60% due primarily to reduced mortgage originations and refinancing activity during the first nine months of the year.

Table 1 - Selected Financial Data

	September 30,	December 31,	September 30,
	2014	2013	2013
	(Dollars in thousands)

Assets	$1,752,760	$1,689,326	$1,690,974
Investment securities	660,983	649,979	655,525
Loans	957,317	905,713	886,769
Deposits	1,499,931	1,454,803	1,441,662

Annualized return on average total assets	0.95%	0.97%	0.95%
Annualized return on average equity	11.50%	12.09%	11.78%

The Company is focused on the net interest margin and the generation of loans to offset declining investment portfolio yields, asset quality, liquidity management and regulatory capital levels.  Assets have increased and resulted from increased loan portfolio balances over the comparable periods. In addition, deposit balances increased.

Annualized return on average total assets and annualized return on average equity have declined slightly in 2014 as compared to 2013.  The decreased returns were due primarily to decreased net interest income and lower gain on sales of loans, offset in part by reduced provision for loan losses. Net income for the nine months ended September 30, 2014 was $12,232 compared to $11,981 for the same period in 2013.

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

Fair Value of Financial Instruments

A significant portion of the Company’s assets are financial instruments carried at fair value. This includes securities available-for-sale, loans held for sale, certain impaired loans, mortgage banking derivatives and other real estate owned.  At September 30, 2014 and December 31, 2013 the percentage of total assets measured at fair value was 39.45% and 39.66%, respectively. The majority of assets carried at fair value are based on either quoted market prices or market prices for similar instruments.  At September 30, 2014, 1.35% of assets measured at fair value were based on significant unobservable inputs. This consisted primarily of available-for-sale securities, impaired loans and other real estate and represents approximately 0.53% of the Company’s total assets. See Note 4 “Fair Value Measurements” in the “Notes to Consolidated Financial Statements” herein for additional disclosures regarding the fair value of financial instruments.

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

Investment Securities

The fair values for available-for-sale securities are generally based upon quoted market prices or observable market prices for similar instruments.  These values take into account recent market activity as well as other market observable data such as interest rate, spread and prepayment information. When market observable data is not available, which generally occurs due to the lack of liquidity for certain securities, the valuation of the security is subjective and may involve substantial judgment. The Company conducts periodic reviews to identify and evaluate each available-for-sale security that has an unrealized loss for other-than-temporary impairment. An unrealized loss exists when the fair value of an individual security is less than its amortized cost basis. The primary factors the Company considers in determining whether an impairment is other-than-temporary are the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and whether the Company intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis.  As of September 30, 2014, the Company had one available-for-sale security with a fair value of $112, which is approximately 0.01% of total assets, valued using unobservable inputs (Level 3). This security was a single issuer subordinated debenture issued by a financial institution.

Results of Operations

Net income for the first nine months of 2014 was $12,232, a slight increase of $251 or 2.09% compared with net income of $11,981 for the first nine months of 2013.  Decreases in net interest income and gain on sales of loans were offset by reduced provision for loan losses.

Total other comprehensive income for the first nine months of 2014 was $8,118 compared to other comprehensive loss of $14,273 in the first nine months of 2013. The change was due primarily to an unrealized gain on securities available-for-sale of $14,449 caused by a decrease in market interest rates and therefore an increase in market value of the portfolio.

Noninterest income decreased $1,072 or 7.19% for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 and resulted primarily from decreased gain on sales of loans of $1,806.    Partially offsetting the decline were investment securities gains which increased $684, retail investment income which increased $63 and trust service fees which increased $80.

Noninterest expense totaled $31,809 for the nine months ended September 30, 2014, an increase of $547, or 1.75% compared to the same period ended September 30, 2013.  Notable changes included a decrease of $402 in other real estate losses, an increase in other operating expenses of $651, an increase of $154 in salaries and other personnel expenses and an increase in occupancy of $144.

Table 2 - Selected Balance Sheet Data

	September 30,	December 31,	Variance
	2014	2013	Amount	%
	(Dollars in thousands)

Cash, due from banks and interest-bearing deposits	$44,976	$47,336	($2,360)	(4.99%)
Investment securities	660,983	649,979	11,004	1.69%
Loans	957,317	905,713	51,604	5.70%
Other real estate owned	1,384	1,014	370	36.49%
Deferred tax asset	16,496	21,023	(4,527)	(21.53%)
Assets	1,752,760	1,689,326	63,434	3.75%
Deposits	1,499,931	1,454,803	45,128	3.10%
Securities sold under repurchase agreements	565	808	(243)	(30.07%)
Advances from Federal Home Loan Bank	64,000	64,000	-	0.00%
Liabilities	1,603,177	1,557,757	45,420	2.92%
Stockholders’ equity	149,583	131,569	18,014	13.69%

Table 2 highlights significant changes in the balance sheet at September 30, 2014 as compared to December 31, 2013.  Total assets increased $63,434 and reflect increases in loans of $51,604, loans held for sale of $10,683 and investment securities of $11,004. The deferred tax asset decreased $4,527 and was due primarily to the tax effect of the change in value of unrealized gains and losses on securities available-for-sale recognized through other comprehensive income.  Total liabilities increased $45,420 and reflect an increase in deposits of $45,128.  Stockholders’ equity increased $18,014 and was due primarily to an increase in retained earnings of $9,610 and a $8,118 decrease in accumulated other comprehensive loss.

The annualized return on average assets for the Company was 0.95% for the nine months ended September 30, 2014, compared to 0.95% for the same period last year.

The annualized return on average stockholders’ equity was 11.50% for the nine months ended September 30, 2014, compared to 11.78% for the same period last year.

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

Table 3 - Average Balances, Income and Expenses, Yields and Rates

	Three Months Ended Sept. 30, 2014			Three Months Ended Sept. 30, 2013
		Annualized			Annualized
		Average	Amount		Average	Amount
	Average	Yield or	Paid or	Average	Yield or	Paid or
	Amount	Rate	Earned	Amount	Rate	Earned
	(Dollars in thousands)
Interest-earning assets:
Loans	$954,151	4.75%	$11,526	$878,707	5.13%	$11,484
Loans held for sale	21,589	3.40%	185	18,317	3.99%	184
Investment securities
Taxable	560,908	2.07%	2,904	581,161	2.18%	3,172
Tax-exempt	81,514	3.01%	614	88,243	3.19%	703
Interest-bearing deposits in other banks	10,154	0.55%	14	11,311	0.46%	13
Total interest-earning assets	$1,628,316	3.69%	$15,243	$1,577,739	3.89%	$15,556

Interest-bearing liabilities:
Deposits	$1,296,613	0.47%	$1,535	$1,263,964	0.51%	$1,637
Securities sold under repurchase agreements	630	0.63%	1	1,974	0.81%	4
Other borrowings	84,108	3.07%	651	87,612	3.10%	685
Total interest-bearing liabilities	$1,381,351	0.63%	$2,187	$1,353,550	0.68%	$2,326

Net interest margin/income:		3.16%	$13,056		3.31%	$13,230

Table 4 - Average Balances, Income and Expenses, Yields and Rates

	Nine Months Ended Sept. 30, 2014			Nine Months Ended Sept. 30, 2013
		Annualized			Annualized
		Average	Amount		Average	Amount
	Average	Yield or	Paid or	Average	Yield or	Paid or
	Amount	Rate	Earned	Amount	Rate	Earned
	(Dollars in thousands)
Interest-earning assets:
Loans	$937,733	4.83%	$34,220	876,226	5.22%	34,566
Loans held for sale	16,867	3.27%	412	23,989	2.99%	537
Investment securities
Taxable	565,300	2.06%	8,730	568,428	2.25%	9,609
Tax-exempt	83,765	3.09%	1,940	85,948	3.33%	2,145
Interest-bearing deposits in other banks	12,542	0.50%	47	13,947	0.48%	50
Total interest-earning assets	$1,616,207	3.72%	$45,349	$1,568,538	3.96%	$46,907

Interest-bearing liabilities:
Deposits	$1,290,614	0.49%	$4,709	$1,272,350	0.54%	$5,150
Securities sold under repurchase agreements	1,107	0.45%	4	1,453	0.55%	6
Other borrowings	84,762	3.12%	1,978	86,243	3.15%	2,030
Total interest-bearing liabilities	$1,376,483	0.65%	$6,691	$1,360,046	0.71%	$7,186

Net interest margin/income:		3.17%	$38,658		3.35%	$39,721

Third Quarter 2014 compared to Third Quarter 2013:

Net interest income decreased $174 (1.32%) during the three month period as compared to the same period in 2013 and resulted primarily from lower yields on loans and investments offset in part by lower rates paid on deposits.

Loan interest income decreased $42 (0.37%) in the three month period as compared to the same period in the prior year. The change resulted primarily from lower yields, which decreased from 5.13% to 4.75%, but was mostly offset by a $75,444 increase in average loans.  Interest on loans held for sale was unchanged and resulted from a $3,272 increase in average loans offset by a decrease in yields from 3.99% to 3.40%. Nonaccrual loans resulted in the reversal of $74 in interest income compared to $25 in the same period in 2013.

Interest income on taxable investment securities declined $268 or 8.45% and interest income on tax-exempt investment securities decreased $89 or 12.66%.  The decreases were due to both volume and rate. Average taxable investment balances decreased $20,253 or 3.48% and average tax-exempt balances decreased $6,729 or 7.63%. The average yield on the taxable investment portfolio declined from 2.18% in the third quarter of 2013 to 2.07% in the third quarter of 2014 and the average yield on the tax-exempt investment portfolio declined from 3.19% to 3.01% for the same period.

Total interest income declined $313 (2.01%) and average yields on interest-earning assets declined from 3.89% in 2013 to 3.69% in 2014.

Deposit interest expense decreased $102 (6.23%) in the three month period as compared to the same period in the prior year, primarily as a result of lower rates paid on deposits offset in part by an increase in average deposits of $32,649.  Due to these reductions and the low interest rate environment, the annualized average rate of interest bearing liabilities decreased from 0.68% in the third quarter of 2013 to 0.63% in the third quarter of 2014.

The Company’s net interest margin for the three months ended September 30, 2014 decreased 15bp to 3.16% compared to 3.31% for the three months ended September 30, 2013.  The decrease in the net interest margin was due to asset yields declining faster than liability costs and was offset in part by a larger volume of average interest earning assets.

Nine Months Ended 2014 compared to Nine Months Ended 2013:

Net interest income decreased $1,063 (2.68%) during the nine month period as compared to the same period in 2013 and resulted primarily from lower yields on loans and investments offset in part by lower rates paid on deposits.

Loan interest income decreased $346 (1.00%) in the nine month period as compared to the same period in the prior year. The change resulted primarily from lower yields, which decreased from 5.22% to 4.83%, but was offset in part by a $61,507 increase in average loans.  Interest on loans held for sale decreased $125 (23.28%). The change resulted primarily from a $7,122 decrease in average loans offset by an increase in yields from 2.99% to 3.27%. Nonaccrual loans resulted in the reversal of $122 in interest income compared to $132 in the same period in 2013.

Interest income on taxable investment securities declined $879 or 9.15% and interest income on tax-exempt investment securities decreased $205 or 9.56%.  The decreases were primarily due to rate and to a lesser degree volume.  Average taxable and tax-exempt investment balances decreased $3,128 and $2,183 or 0.55% and 2.54% respectively. The average yield on the taxable investment portfolio declined from 2.25% in 2013 to 2.06% in 2014 and the average yield on the tax-exempt investment portfolio declined from 3.33% to 3.09%.

Total interest income declined $1,558 (3.32%) and average yields on interest-earning assets declined from 3.96% in 2013 to 3.72% in 2014.

Deposit interest expense decreased $441 (8.56%) in the nine month period as compared to the same period in the prior year, primarily as a result of lower rates paid on deposits offset in part by an increase in average deposits $18,264.  The annualized average rate of interest bearing liabilities decreased from 0.71% in 2013 to 0.65% in 2014.

The Company’s net interest margin for the nine months ended September 30, 2014 decreased 18bp to 3.17% compared to 3.35% for the nine months ended September 30, 2013.  The decrease in the net interest margin was due to asset yields declining faster than liability costs and was offset in part by a larger volume of average interest earning assets.

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

Table 5 - Rate/Volume Analysis

	Three Months Ended Sept. 30, 2014
	Compared to Three Months Ended Sept. 30, 2013
	Increase (Decrease) due to
	Volume	Rate	Combined	Total
		(Dollars in thousands)
Interest-earning assets:
Loans	986	(869)	(75)	42
Loans held for sale	33	(27)	(5)	1
Investment securities
Taxable	(111)	(163)	6	(268)
Tax-exempt	(54)	(38)	3	(89)
Interest-bearing deposits in other banks	(1)	2	-	1
Total interest-earning assets	853	(1,095)	(71)	(313)

Interest-bearing liabilities:
Deposits	42	(140)	(4)	(102)
Securities sold under repurchase agreements	(3)	(1)	1	(3)
Other borrowings	(27)	(7)	-	(34)
Total interest-bearing liabilities	12	(148)	(3)	(139)

Net change in net interest income				$(174)

Table 6- Rate/Volume Analysis

	Nine Months Ended Sept. 30, 2014
	Compared to Nine Months Ended Sept. 30, 2013
	Increase (Decrease) due to
	Volume	Rate	Combined	Total
		(Dollars in thousands)
Interest-earning assets:
Loans	2,426	(2,590)	(182)	(346)
Loans held for sale	(159)	49	(15)	(125)
Investment securities
Taxable	(53)	(831)	5	(879)
Tax-exempt	(54)	(155)	4	(205)
Interest-bearing deposits in other banks	(5)	2	-	(3)
Total interest-earning assets	2,155	(3,525)	(188)	(1,558)

Interest-bearing liabilities:
Deposits	74	(508)	(7)	(441)
Securities sold under repurchase agreements	(1)	(1)	-	(2)
Other borrowings	(35)	(17)	-	(52)
Total interest-bearing liabilities	38	(526)	(7)	(495)

Net change in net interest income				$(1,063)

Provision for Loan Losses

The provision for loan losses is the charge to operating earnings necessary to maintain the allowance for loan losses at a level which, in management’s estimate, is adequate to cover the estimated amount of probable incurred losses in the loan portfolio.  The provision for loan losses totaled $876 for the three months ended September 30, 2014 compared to $1,887 for the three months ended September 30, 2013 and $2,944 for the nine months ended September 30, 2014 compared to $6,046 for the same period in 2013.  See “Allowance for Loan Losses” for further analysis of the provision for loan losses.

Noninterest Income

Table 7 - Noninterest Income

	Three Months Ended				Nine Months Ended
	September 30,		Variance		September 30,		Variance
	2014	2013	Amount	%	2014	2013	Amount	%
	(Dollars in thousands)				(Dollars in thousands)

Service charges and fees on deposits	$1,903	$1,849	$54	2.92%	$5,324	$5,317	$7	0.13%
Gain on sales of loans	1,718	1,659	59	3.56%	3,910	5,716	(1,806)	(31.60%)
Gain on sale of fixed assets, net	15	-	15	N/A	27	21	6	28.57%
Investment securities gains (losses), net of other-than-temporary impairment	215	(163)	378	(231.90%)	492	(192)	684	(356.25%)
Retail investment income	520	557	(37)	(6.64%)	1,608	1,545	63	4.08%
Trust services fees	328	301	27	8.97%	970	890	80	8.99%
Earnings from cash surrender value of bank-owned life insurance	317	326	(9)	(2.76%)	876	897	(21)	(2.34%)
Miscellaneous income	200	333	(133)	(39.94%)	623	708	(85)	(12.01%)
Total noninterest income	$5,216	$4,862	$354	7.28%	$13,830	$14,902	$(1,072)	(7.19%)

Third Quarter 2014 compared to Third Quarter 2013:

Noninterest income increased $354 (7.28%) during the three month period as compared to the same period in 2013.  The change was mostly due to investment securities gains (losses) which increased $378.  Other changes included an increase in gain on sales of loans of $59 (3.56%) and an increase in service charges and fees on deposits of $54.

Nine Months Ended 2014 compared to Nine Months Ended 2013:

Noninterest income decreased $1,072 (7.19%) during the nine month period as compared to the same period in 2013.  The most significant decrease in income for the nine month period was a decrease in gain on sales of loans of $1,806 (31.60%) due to lower volume of mortgage originations. Partially offsetting this was investment securities gains (losses) which increased $684. In addition, retail investment income increased $63 (4.08%) and trust service fees increased $80 (8.99%).

Noninterest Expense

Table 8 - Noninterest Expense

	Three Months Ended				Nine Months Ended
	September 30,		Variance		September 30,		Variance
	2014	2013	Amount	%	2014	2013	Amount	%
	(Dollars in thousands)				(Dollars in thousands)

Salaries and other personnel expense	$6,291	$5,713	$578	10.12%	$18,205	$18,051	$154	0.85%
Occupancy expenses	1,027	940	87	9.26%	2,958	2,814	144	5.12%
Marketing & business development	504	507	(3)	(0.59%)	1,499	1,416	83	5.86%
Processing expense	770	539	231	42.86%	2,145	1,587	558	35.16%
Legal and professional fees	456	404	52	12.87%	1,382	1,188	194	16.33%
Data processing expense	352	423	(71)	(16.78%)	1,067	1,159	(92)	(7.94%)
FDIC insurance	252	183	69	37.70%	810	947	(137)	(14.47%)
Communications expense	225	212	13	6.13%	682	571	111	19.44%
Loss (gain) on sale of other real estate	(9)	11	(20)	(181.82%)	(41)	80	(121)	(151.25%)
Provision for other real estate losses	248	-	248	N/A	267	548	(281)	(51.28%)
Loan costs (excluding OREO)	218	567	(349)	(61.55%)	844	978	(134)	(13.70%)
Other operating expenses	721	715	6	0.84%	1,991	1,923	68	3.54%
Total noninterest expense	$11,055	$10,214	$841	8.23%	$31,809	$31,262	$547	1.75%

Third Quarter 2014 compared to Third Quarter 2013:

Noninterest expense increased $841 (8.23%) during the three month period as compared to the same period in 2013. The most significant increase in expense for the three month period was salaries and other personnel expense which increased $578 (10.12%) due primarily to increased retirement and other benefit plan costs offset in part by reduced commission expense.  Processing expense increased $231 (42.86%) due to migration to an outsourced mainframe computer system and provision for other real estate losses increased $248.

Partially offsetting these increases were loan costs (excluding OREO) which decreased $349 (61.55%) due primarily to a $282 decrease in estimated losses on mortgage loans sold to investors.

Nine Months Ended 2014 compared to Nine Months Ended 2013:

Noninterest expense increased $547 (1.75%) during the nine month period as compared to the same period in 2013. The most significant increase in expense for the nine month period was processing expense which increased $558 (35.16%) due to the migration to an outsourced mainframe computer system.  In addition, legal and professional fees increased $194 (16.33%) due in part to consulting expenses for regulatory compliance issues and other legal costs.  Salaries and other personnel expense increased $154 (0.85%) due primarily to increased retirement and other benefit plan costs.  Occupancy expense increased $144 (5.12%) due to increased depreciation expense associated with new computer and automated teller machines.

Partially offsetting these increases were provision for other real estate losses which decreased $281 (51.28%), loan costs (excluding OREO) which decreased $134 (13.70%) and FDIC insurance expense which decreased $137 (14.47%) due in part to a lower assessment rate.

Income Taxes

The Company recognized income tax expense of $1,959 and $5,503 for the three and nine months ended September 30, 2014 as compared to an income tax expense of $1,789 and $5,334 for the same periods in 2013.  The effective income tax rate for the three and nine months ended September 30, 2014 was 30.89% and 31.03%, respectively.

At September 30, 2014, the Company maintained net deferred tax assets of $16,496.  A valuation allowance is required for deferred tax assets if, based on available evidence, it is more likely than not that all or some portion of the asset may not be realized due to the inability to generate sufficient taxable income in the period and/or of the character necessary to utilize the benefit of the deferred tax asset.  In making this assessment, all sources of taxable income available to realize the deferred tax asset are considered including taxable income in prior carry-back years, future reversals of existing temporary differences, tax planning strategies and future taxable income exclusive of reversing temporary differences and carryforwards.  Based on management’s assessment, no valuation allowance was deemed necessary at September 30, 2014.

Loans

The following table presents the composition of the Company’s loan portfolio as of September 30, 2014 and December 31, 2013.

Table 9 - Loan Portfolio Composition

	September 30, 2014		December 31, 2013
	Amount	%	Amount	%
	(Dollars in thousands)

Commercial financial and agricultural	$211,472	22.09%	$202,074	22.31%
Real estate
Commercial	373,122	38.98%	353,353	39.01%
Residential	195,198	20.39%	175,295	19.36%
Acquisition, development and construction	159,882	16.70%	160,498	17.72%
Total real estate	728,202	76.07%	689,146	76.09%
Consumer
Direct	16,592	1.73%	13,619	1.50%
Indirect	1	0.00%	29	0.00%
Revolving	678	0.07%	612	0.07%
Total consumer	17,271	1.80%	14,260	1.57%
Deferred loan origination costs (fees)	372	0.04%	233	0.03%
Total	$957,317	100.00%	$905,713	100.00%

At September 30, 2014, the loan portfolio is comprised of 76.07% real estate loans.  Commercial, financial and agricultural loans comprise 22.09%, and consumer loans comprise 1.80% of the portfolio.

Commercial real estate comprises 38.98% of the loan portfolio and consists of both non-owner occupied and owner occupied properties, where the operations of the commercial entity provide the necessary cash flow to service the debt.  For this portion of the real estate loan portfolio, repayment is generally not dependent upon the sale of the real estate held as collateral.  Acquisition, development and construction loans comprise 16.70% of the loan portfolio.  The Company carefully monitors the loans in this category since the repayment of these loans is generally dependent upon the sale of the real estate in the normal course of business and can be impacted by national and local economic conditions. The residential category, 20.39% of the portfolio, represents those loans that the Company chooses to maintain in its portfolio rather than selling into the secondary market for marketing and competitive reasons and commercial loans secured by residential real estate.

The Company has no large loan concentrations to individual borrowers.  Unsecured loans at September 30, 2014 totaled $54,569.

Interest reserves are established for certain ADC (acquisition development and construction) loans and certain CRE (commercial real estate) loans with major renovations and are based on the feasibility of the project, the timeframe for completion, the creditworthiness of the borrower and guarantors, and collateral.  An interest reserve allows the borrower’s interest cost to be capitalized and added to the loan balance.  As a matter of practice GB&T does not generally establish loan funded interest reserves on ADC or CRE loans; however, the Company’s loan portfolio includes five loans with interest reserves at September 30, 2014.  The following table details the loans and accompanying interest reserves as of September 30, 2014.

	September 30, 2014
		Reserves
	Balance	Original	Advanced	Remaining
	(Dollars in thousands)

Loan 1	$10,211	330	277	53
Loan 2	9,898	250	192	58
Loan 3	5,952	82	64	18
Loan 4	4,467	62	62	-
Loan 5	4,190	100	19	81

These ADC or CRE loans have not been renewed or restructured and as of September 30, 2014, are not on nonaccrual.

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

Nonperforming Assets

Non-performing assets include nonaccrual loans, loans past due 90 days or more, restructured loans and other real estate owned.  Table 10 shows the current and prior period amounts of non-performing assets.  Non-performing assets were $19,161 at September 30, 2014, compared to $26,677 at December 31, 2013 and $30,135 at September 30, 2013.  Significant changes from September 2013 to September 2014 included a $10,601 decrease in nonaccrual loans somewhat offset by an increase in other real estate owned of $229.

There were no loans past due 90 days or more and still accruing at September 30, 2014, December 31, 2013 and September 30, 2013.

Troubled debt restructurings (TDRs) are troubled loans in which the original terms have been modified in favor of the borrower or either principal or interest has been forgiven due to deterioration in the borrower’s financial condition.  There was $9,339 in TDRs at September 30, 2014, of which $3,108 were on nonaccrual status.  TDRs totaled $8,132 at December 31, 2013, of which $1,896 were on nonaccrual status, and $9,521 at September 30, 2013, of which $2,688 were on nonaccrual status.

Table 10 - Non-Performing Assets

	September 30, 2014	December 31, 2013	September 30, 2013
	(Dollars in thousands)
Nonaccrual loans:
Commercial financial and agricultural	$760	$728	$737
Real Estate:
Commercial	1,426	4,827	5,418
Residential	3,655	5,894	4,877
Acquisition, development and construction	5,579	7,907	10,996
Consumer	126	71	119
Total Nonaccrual loans	11,546	19,427	22,147
Restructured loans (1)	6,231	6,236	6,833
Other real estate owned	1,384	1,014	1,155
Total Non-performing assets	$19,161	$26,677	$30,135

Loans past due 90 days or more and still accruing interest	$-	$-	$-

Non-performing assets to total assets	1.09%	1.58%	1.78%

Non-performing assets to period end loans and OREO	2.00%	2.94%	3.39%

Allowance for loan loss to period end nonaccrual loans	231.54%	135.94%	119.92%

(1) Restructured loans on nonaccrual status at period end are included under nonaccrual loans in the table.

The ratio of non-performing assets to total loans and other real estate was 2.00% at September 30, 2014 compared to 2.94% at December 31, 2013 and 3.39% at September 30, 2013.  The ratio of allowance for loan losses to total nonaccrual loans was 231.54% at September 30, 2014 compared to 135.94% at December 31, 2013 and 119.92% at September 30, 2013.  The resolution of non-performing assets continues to be a priority of management.

Nonaccrual loans decreased $10,601 (47.87%) from September 30, 2013 due primarily to a decline in nonaccrual acquisition, development and construction loans, nonaccrual commercial real estate loans and nonaccrual residential real estate loans of $5,417, $3,992 and $1,222, respectively.  The decrease in nonaccrual acquisition development and construction loans was due in part to approximately $3,650 in payoffs on two single family development loans coupled with related charge-offs of $1,745. Other decreases were related to foreclosures, subsequent sales and write-downs on several properties.  The decrease in nonaccrual commercial real estate loans was due in part to an upgrade to accrual status on a hotel property totaling approximately $3,000 that became categorized as a troubled debt restructure based on a repayment plan confirmed by bankruptcy court. In addition, a $2,000 principal reduction was received on nonaccrual golf course loan and a property totaling $500 was foreclosed and moved to OREO. Other decreases were related to foreclosures, subsequent sales, write downs and principal reductions on several properties.

Although the exposure has declined, a significant portion of nonaccrual loans continues to be collateral-dependent ADC loans.  The following table provides further information regarding the Company’s nonaccrual loans.

Table 11 - Nonaccrual Loans

			Nonaccrual					Appraisal	Appraised
	Balance	Originated	Date	Trigger	Collateral	Allowance	Method	Date	Value
	(Dollars in thousands)
ADC Loan - Other	2,877	03/23/07	05/06/13	financial condition	retail centers	-	collateral value	08/14	4,950
ADC Loan - CSRA	1,693	12/28/11	12/28/12	financial condition	land	-	collateral value	03/14	1,920
	$4,570
Other, net	6,976

Nonaccrual loans at September 30, 2014	$11,546

The following table presents a roll forward of other real estate owned for the nine month periods ended September 30, 2014 and 2013, respectively.

Table 12 - Other Real Estate Owned

	2014	2013
	(Dollars in thousands)
Beginning balance, January 1	$1,014	$3,490
Additions	1,205	820
Increase in valuation allowance	(267)	(548)
Sales	(609)	(2,527)
Gain (loss) on sale of OREO	41	(80)
Ending balance, September 30	$1,384	$1,155

The following table provides details of other real estate owned as of September 30, 2014, December 31, 2013 and September 30, 2013, respectively.

	September 30, 2014	December 31, 2013	September 30, 2013
	(Dollars in thousands)
Other Real Estate:
Real Estate
Commercial	$200	$433	$257
Residential	536	24	290
Acquisition, development and construction	961	608	608
	1,697	1,065	1,155

Valuation allowance	(313)	(51)	-
	$1,384	$1,014	$1,155

The change in other real estate owned is due to the continuing process of resolving problem loans.  In the first nine months of 2014, additions to other real estate owned totaled $1,205 compared to $820 for the same period in 2013.  Proceeds from sales of other real estate totaled $609 for the nine months ended September 30, 2014 compared to $2,527 for the nine months ended September 30, 2013.

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

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management’s analysis of risk in the loan portfolio.  Loans determined to be uncollectible are charged to the allowance for loan losses and subsequent recoveries are added to the allowance.  A provision for losses in the amount of $876 was charged to expense for the three months ended September 30, 2014 compared to $1,887 for the three months ended September 30, 2013 and $2,944 was charged to expense for the nine months ended September 30, 2014 compared to $6,046 for the nine months ended September 30, 2013.

At September 30, 2014 the ratio of allowance for loan losses to period end loans was 2.79% compared to 2.92% at December 31, 2013 and 2.99% at September 30, 2013. The decline in overall level of allowance as a percentage of the portfolio is due in part to the decline in the average historical net loss rate (see Footnote 1 ALLL Methodology).

Net charge-offs totaled $2,619 for the nine months ended September 30, 2014, of which $884 or 33.75% were related to residential real estate loans, $464 or 17.72% were related to acquisition, development and construction loans and $451 or 17.22% were related to commercial real estate loans.  The provisions for loan losses allocated to individual portfolio segments are affected by the calculation of average historical net loss rate factors and by the internal and external qualitative factors within each category.

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

Liquidity and Capital Resources

The Company has maintained adequate liquidity to meet operating and loan funding requirements.  The loan to deposit ratio at September 30, 2014 was 63.82% compared to 62.26% at December 31, 2013 and 61.51% at September 30, 2013.  Deposits at September 30, 2014 and December 31, 2013 include $189,057 and $161,706 of brokered certificates of deposit, respectively.  GB&T has also utilized borrowings from the Federal Home Loan Bank.  GB&T maintains a line of credit with the Federal Home Loan Bank approximating 10% of its total assets.  Federal Home Loan Bank advances are collateralized by eligible first mortgage loans, commercial real estate loans and investment securities.  Federal Home Loan Bank advances totaled $64,000 at September 30, 2014.  GB&T maintains repurchase lines of credit with SunTrust Robinson Humphrey, Atlanta, Georgia, for advances up to $20,000, of which none was outstanding at September 30, 2014 and a $10,000 repurchase line of credit with Center State Bank, Orlando, Florida, of which none was outstanding at September 30, 2014.  GB&T has a federal funds purchased accommodation with SunTrust Bank, Atlanta, Georgia for advances up to $10,000, of which none was outstanding at September 30, 2014 and a federal funds purchased accommodation with Center State Bank, Orlando, Florida, for advances up to $10,000, of which none was outstanding at September 30, 2014.  The Company also maintains a borrowing facility at the Federal Reserve Bank, under the Borrower-In-Custody Program, of which none was outstanding at September 30, 2014.  Additionally, liquidity needs can be supplemented by the structuring of the maturities of investment securities and the pricing and maturities on loans and deposits offered to customers.  The Company also uses retail securities sold under repurchase agreements to fund operations.  Retail securities sold under repurchase agreements were $565 at September 30, 2014.

Stockholders’ equity to total assets was 8.53% at September 30, 2014 compared to 7.79% at December 31, 2013 and 7.80% at September 30, 2013.  The capital of the Company exceeded all required regulatory guidelines at September 30, 2014.  The Company’s Tier 1 risk-based, total risk-based and leverage capital ratios were 14.63%, 15.89%, and 9.81%, respectively, at September 30, 2014.

The following table reflects the current regulatory capital levels in more detail, including comparisons to the regulatory minimums.

Table 13 - Regulatory Capital Requirements
September 30, 2014

	Actual		Required		Excess
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Southeastern Bank Financial Corporation

Risk-based capital:
Tier 1 capital	$171,426	14.63%	46,867	4.00%	124,559	10.63%
Total capital	186,221	15.89%	93,735	8.00%	92,486	7.89%
Tier 1 leverage ratio	171,426	9.81%	69,932	4.00%	101,494	5.81%

Georgia Bank & Trust Company

Risk-based capital:
Tier 1 capital	$165,464	14.14%	46,798	4.00%	118,666	10.14%
Total capital	180,238	15.41%	93,596	8.00%	86,642	7.41%
Tier 1 leverage ratio	165,464	9.48%	78,544	4.50%	86,920	4.98%

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

Unfunded commitments to extend credit where contract amounts represent potential credit risk totaled $193,661 at September 30, 2014.  This includes standby letters of credit of $5,688 at September 30, 2014.  These commitments are primarily at variable interest rates.

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

Table 14 - Commitments and Contractual Obligations

	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(Dollars in thousands)
Lines of credit	$187,973	-	-	-
Standby letters of credit	5,688	-	-	-
Lease agreements	301	431	98	-
Deposits	1,288,542	165,359	45,437	593
Securities sold under repurchase agreements	565	-	-	-
Salary continuation agreements	133	1,063	1,543	27,354
FHLB advances	-	35,000	29,000	-
Due to broker	1,527	-	-	-
Subordinated debentures	-	-	-	20,000
Total commitments and contractual obligations	$1,484,729	$201,853	$76,078	$47,947

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2014, there were no substantial changes in the interest rate sensitivity analysis or the sensitivity of market value of portfolio equity for various changes in interest rates calculated as of December 31, 2013.  A detailed discussion of market risk is provided in the Company’s 2013 Annual Report on Form 10-K.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information regarding the Company’s purchases of its common stock on a monthly basis during the third quarter of 2014.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Appropriate Dollar Value) of Shares (or Units) Yet To Be Purchased Under the Plans or Programs (1)
July 1 through July 31, 2014	-	-	32,133	67,867
August 1 through August 31, 2014	-	-	32,133	67,867
September 1 through September 30, 2014	1,136	24.40	33,269	66,731
Total	1,136	24.40	33,269	66,731

(1) On April 15, 2004, the Company announced the commencement of a stock repurchase program (the “2004 Program”), pursuant to which it would, from time to time, repurchase up to 100,000 shares of its outstanding common stock. These repurchases were made under the 2004 Program.

The 2004 Program did not have a stated expiration date, and no stock repurchase programs were terminated during the third quarter of 2014.

On October 15, 2014, however, the Company’s Board of Directors terminated the 2004 Program and replaced it with a new program (the “2014 Program”), pursuant to which it will, from time to time, repurchase up to 300,000 shares of its outstanding common stock in the open market or in private transactions. The new program does not have a stated expiration date.

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

101
Interactive Data Files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 in XBRL (eXtensible Business Reporting Language).  Pursuant to Regulation 406T of Regulation S-T, these Interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

SOUTHEASTERN BANK FINANCIAL CORPORATION
Form 10-Q Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Date: October 31, 2014	By:	/s/ Darrell R. Rains
Darrell R. Rains
Group Vice President, Chief
Financial Officer (Duly Authorized
Officer of Registrant and Principal
Financial Officer)

