Form 10-K
period 2014-12-31
Southeastern Bank Financial CORP
filed 2015-02-27
CIK 880116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 0-24172

SOUTHEASTERN BANK FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

GEORGIA	58-2005097
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3530 Wheeler Road	30909
Augusta, Georgia	(Zip Code)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2014, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $73,002,353 based on the closing sale price of $23.10 per share as reported on the Over the Counter Bulletin Board.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 23, 2015
Common Stock, $3 par value per share	6,744,245 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Proxy Statement for the Annual Meeting of Shareholders to be held	Part III
April 22, 2015

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

Item 1.  Description of Business

General

Southeastern Bank Financial Corporation (the “Company”) is a Georgia corporation that is a bank holding company registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “BHCA”).  Southeastern Bank Financial Corporation (OTCQB: SBFC) trades on OTCQB, the marketplace for companies that are current in their reporting with a U.S. regulator.  Investors can find Real-Time quotes and market information for the Company on www.otcmarkets.com.  The Company had total consolidated assets of $1,732,781, total deposits of $1,463,864 and total stockholders’ equity of $155,286 at December 31, 2014.

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

Employees

The Company had approximately 340 full-time equivalent employees at December 31, 2014.  The Company maintains training, educational and affirmative action programs designed to prepare employees for positions of increasing responsibility in both management and operations, and provides a variety of benefit programs, including group life, health, accident and other insurance and retirement plans.  None of the Company’s employees are covered by a collective bargaining agreement, and the Company believes its employee relations are generally good.

Management Team

GB&T was founded with an experienced management team, and that team has continued to expand with the growth of the bank.  GB&T’s Chief Executive Officer, R. Daniel Blanton, was involved in the organization of GB&T beginning in 1988 and previously served with a predecessor to Wells Fargo Bank, N.A. (“Wells Fargo”), Georgia State Bank, for over 13 years.  With the acquisition of FCS and First Columbia, GB&T obtained its President and Chief Operating Officer, Ronald L. Thigpen, who had served as Chief Executive Officer of FCS and First Columbia since 1991, and before that served in various capacities with Wells Fargo and its predecessors.  Darrell Rains, Group Vice President and Chief Financial Officer, joined GB&T in 2005.  He has over 30 years of financial experience, including service at Regions Bank as Regional Financial Officer for the Mid-Atlantic Region and at Palmetto Federal, a predecessor to Regions Bank in Aiken, S.C., as Chief Financial Officer.  GB&T’s Executive Vice President and Chief Loan Officer, Jay Forrester, has been associated with GB&T since 1995.  He previously served as Vice President, Commercial Lending for C & S National Bank and NationsBank, predecessors of Bank of America.  Regina W. Kennedy, Group Vice President, Bank Operations, has been with GB&T since the acquisition of First Columbia Bank.  With over 34 years of bank operations experience, she previously served First Columbia Bank and C & S National Bank, predecessor of Bank of America.  GB&T’s Group Vice President and Chief Risk Officer, James R. Riordan, Jr., joined the team in 2002.  For the prior ten years, he served in various capacities with SunTrust Bank in Augusta, most recently as senior lending officer.  He has 25 years of bank lending and credit administration experience.  Paula Tankersley, Group Vice President, Retail Banking, has been associated with GB&T since 1992.  Prior to joining GB&T, she was associated with the Bank of Columbia County and its successor, Allied Bank of Georgia.  Robert C. Osborne, Jr., Executive Vice President, Private Banking, joined GB&T in September 2004.  For the prior 28 years, he was associated with Wachovia Corporation in Atlanta and Augusta, most recently as head of their Wealth Management unit in Augusta.  Charles B. Thompson, III, Group Vice President, Wealth Management, joined the bank in 2000 as Senior Trust Officer and started the trust department.  He previously served over 19 years in various statewide and regional trust management capacities with First Union Corporation and its predecessors.  L. Bart Chandler, Group Vice President, Mortgage, joined the team in 2000 as Vice President of Mortgage Production.  He has over 30 years of experience in the banking industry, including service at Bankers First, a predecessor to Wells Fargo.

Market Area

The Company’s primary market area includes Richmond and Columbia Counties in Georgia and Aiken County in South Carolina, all part of the Augusta-Richmond County, GA-SC metropolitan statistical area (MSA).  The 2013 population of the Augusta-Richmond County, GA-SC MSA was 580,270, the second largest in Georgia and fourth largest in South Carolina.  The Augusta market area has a diversified economy based principally on government, public utilities, health care, manufacturing, construction, and wholesale and retail trade.  Augusta is one of the leading medical centers in the Southeast.  Significant medical facilities include Georgia Regents University Augusta, University Hospital, Veteran’s Administration Hospital, Dwight D. Eisenhower Hospital, Gracewood State School and Hospital, Doctors’ Hospital and Trinity Hospital.  Other major employers in the Augusta market area include U.S. Department of Energy Savannah River Site, the Fort Gordon military installation, E-Z Go/Textron (golf car manufacturer), the Richmond County school system and the Columbia County school system.  Major employers in the Aiken market include Savannah River Site, Aiken County Board of Education, Bechtel Savannah River Company (engineering construction firm), Wal-Mart Associates Inc., Kimberly Clark Corporation, and BFS North American Tire, LLC.  The area is served by Interstate 20, which connects it to Atlanta, 140 miles to the west and Columbia, South Carolina, 70 miles to the east.  Augusta is also served by a major commercial airport (Bush Field) and a commuter airport (Daniel Field).  The average unemployment rate for the Augusta-Richmond County MSA was 8.1% in 2013, down from 8.8% in 2012.  Between June 2013 and June 2014 (the latest date for which FDIC information is available), total commercial bank and thrift deposits in the Augusta-Richmond County, GA-SC MSA decreased 0.54% from $7,631,529 to $7,590,316.  Based on data reported as of June 30, 2014, the Company has 20.23% of all deposits in the Augusta-Richmond County, GA-SC MSA and is the second largest depository institution in that MSA.  The demographic information as presented above is based upon information and estimates provided by the U.S. Census Bureau, U.S. Department of Labor, the FDIC, Augusta Metro Chamber of Commerce, and the South Carolina Employment Security Commission.

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

Lending Activities

Through its bank subsidiary, the Company offers a wide range of lending services, including real estate, commercial and consumer loans, to individuals, small to medium-sized businesses and professionals that are located in, or conduct a substantial portion of their business in, the Company’s market area.  The Company’s total loans, including loans held for sale, at December 31, 2014, were $984,721 or 60.18% of total interest-earning assets.  An analysis of the composition of the Company’s loan portfolio is set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Composition of the Loan Portfolio.”

Real Estate Loans.  Loans secured by real estate are the primary component of the Company’s loan portfolio, constituting $739,888, or 76.56% of the Company’s total loans, at December 31, 2014.  These loans consist of commercial real estate loans, construction and development loans, residential real estate loans, and home equity loans.

Commercial Real Estate Loans (“CRE loans”).   At December 31, 2014, the Company held $371,488 of commercial real estate loans of various sizes secured by office buildings, warehouse facilities, retail establishments, and other types of property.  These commercial real estate loans represented 38.44% of the Company’s total loans at December 31, 2014.  Loan terms are generally limited to five years and often do not exceed three years, although the installment payments may be structured on a 20-year amortization basis with a balloon payment at maturity.  Interest rates may be fixed or adjustable.  The Company generally charges an origination fee.  Management attempts to reduce credit risk in the commercial real estate portfolio by originating owner occupied and non owner occupied loans subject to underwriting criteria that include: certified appraisal and valuation of collateral; loan-to-value margins (typically not exceeding 80%); cash equity requirements; evaluations of borrowers’ cash flows and alternative sources of repayment.  In addition, the Company requires personal guarantees from the principal owners of the property supported with an analysis by the Company of the guarantors’ personal financial statements in connection with a substantial majority of such loans.  The Company experienced $436 in net charge-offs on commercial real estate loans during 2014.  A number of the loans classified as commercial real estate loans are, in fact, commercial loans for which a security interest in real estate has been taken as additional collateral.  These loans are subject to underwriting as commercial loans as described below.

Acquisition Development and Construction Loans (“ADC loans”).  ADC real estate loans comprise $164,303, or 17.00% of the Company’s total loans at December 31, 2014.  A construction and development loan portfolio presents special problems and risks, requiring additional administration and monitoring.  This is necessary since most loans are originated as lines of credit and draws under the line require specific activities which add value to the asset, such as progress on the completion of a building or the placement of utilities and roads in a development.  This requires specialized knowledge on the part of our personnel to appraise and evaluate that progress, hence the higher level of administration and monitoring.  The level of construction and development loans are representative of the character of the Company’s market.  The Company subjects this type of loan to underwriting criteria that include: certified appraisal and valuation of collateral; loan-to-value margins (typically not exceeding 75%); cash equity requirements; evaluations of borrowers’ cash flows and alternative sources of repayment; and a determination that the market is able to absorb the project on schedule.

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

Infrastructure development loans are generally made with an initial maturity of one year, although the Company may renew the loan for up to two additional one-year terms to allow the developer to complete the sale of the lots comprising the property before requiring the payment of the related loan.  These loans typically bear interest at a floating rate and the Company typically charges an origination fee.  These loans are repaid, interest only, on a monthly or quarterly basis until sales of lots begin, and then principal payments are made as each lot is sold at a rate allowing the Company to be repaid in full by the time 75% of the lots have been sold.  In order to reduce the credit risk associated with these loans, the Company requires the project’s loan to value ratio (on an as completed basis) to be not more than 75%.  The Company experienced $691 in net loan charge-offs on construction and development loans during 2014.

Residential construction loans are typically made for homes with a completed value in the range of $100 to $500 thousand.  Loans are typically made for a term of six months to twelve months.  Typically, these loans bear interest at a floating rate and the Company collects an origination fee.  The Company may renew these loans for an additional term (up to 24 months total) to allow the contractor time to market the home.  In order to reduce the credit risk with respect to these loans, the Company restricts the number and dollar amount of loans that are made for homes being built on a speculative basis and carefully manages its aggregate lending relationship with each borrower. The Company experienced $36 in net loan charge-offs on residential construction loans during 2014.

Interest reserves are established for certain ADC loans and certain CRE loans with major renovations based on the feasibility of the project, the timeframe for completion, the creditworthiness of the borrower and guarantors, and collateral.  An interest reserve allows the borrower’s interest cost to be capitalized and added to the loan balance.  As a matter of practice GB&T does not generally establish loan funded interest reserves on ADC or CRE loans; however, the Company’s loan portfolio includes five loans with interest reserves at December 31, 2014. The following table details the loans and accompanying interest reserves as of December 31, 2014.

	December 31, 2014
		Reserves
	Balance	Original	Advanced	Remaining
		(Dollars in thousands)

Loan 1	$10,592	330	277	53
Loan 2	10,500	250	232	18
Loan 3	5,952	82	64	18
Loan 4	4,939	62	62	-
Loan 5	3,972	100	19	81

These ADC or CRE loans have not been renewed or restructured and as of December 31, 2014, are not on nonaccrual.

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

Residential Loans.   The Company originates, on a selective basis, residential loans for its portfolio on single properties, both owner-occupied and non-owner-occupied.  At December 31, 2014, the Company held $204,097 of such loans representing 21.12% of the Company’s loan portfolio. This portfolio typically includes 15 or 30-year adjustable rate mortgage loans whose terms mirror those prevalent in the secondary market for mortgage loans or, less typically, floating rate non-amortized term loans for purposes other than acquisition of the underlying residential property.  Some 15 or 30 year fixed rate loans and 3, 5 and 10 year fixed rate balloon loans are maintained in the portfolio when there are compelling market reasons to do so.  Generally, all fixed rate residential loans are sold into the secondary market.  In the case of home equity loans and lines of credit, the underwriting criteria are the same as applied by the Company when making a first mortgage loan, as described above.  Home equity lines of credit typically mature ten years after their origination.  The Company experienced net loan charge-offs on residential loans of $1,001 during 2014.

The Company also originates both fixed and variable rate residential loans for sale into the secondary market, servicing released.  Loans originated for sale into the secondary market are approved for purchase by an investor prior to closing.  The Company generates loan origination fees, typically ranging from 1.00% to 1.50% of the loan balance, and servicing release fees, generally ranging from 0.25% to 0.75% of the loan balance. The Company bears minimal interest rate risk on these loans and only holds the loans temporarily until documentation can be completed to finalize the sale to the investor.  Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives.  Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest on the loan is locked.  The Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into, in order to hedge the change in interest rates resulting from its commitments to fund the loans.  Changes in the fair values of these derivatives are included in net gains on sales of loans.  Fair values of these derivatives were $6 and $31 as of December 31, 2014 and 2013, respectively.  The Company had $18,365 of loans held for sale at December 31, 2014.

Commercial, Financial and Agricultural Loans.  The Company makes loans for a wide variety of business purposes as well as home equity lines of credit, loans for multi-family properties and government entities.  At December 31, 2014, the Company held $208,905 of these loans, representing 21.62% of the total loan portfolio, excluding for these purposes commercial loans secured by real estate.  See “Real Estate Loans.”  Equipment loans are made for a term of up to seven years (more typically three to five years) at fixed or variable rates, with the loan being fully amortized over the term and secured by the financed equipment with a loan-to-value ratio based on the overall relationship and creditworthiness of the customer.  Working capital loans are made for a term typically not exceeding one year.  These loans are usually secured by accounts receivable or inventory, and principal is either repaid as the assets securing the loan are converted into cash, or principal is due at maturity.  The Company experienced net loan charge-offs on commercial, financial and agricultural loans of $1,938 during 2014.

Consumer Loans.  The Company makes a variety of loans to individuals for personal and household purposes, including secured and unsecured installment and term loans, and revolving lines of credit such as overdraft protection.  At December 31, 2014, the Company held $17,248 of consumer loans, representing 1.79% of total loans.  These loans typically carry balances of less than $25,000 and earn interest at a fixed rate.  Non-revolving loans are either amortized over a period generally not exceeding 60 months or are ninety-day term loans.  Revolving loans require monthly payments of interest and a portion of the principal balance (typically 2 to 3% of the outstanding balance). The Company experienced net charge-offs on consumer loans of $329 during 2014.

Loan Approval and Review.  The Company’s loan approval policies provide for various levels of officer lending authority.  When the aggregate amount of outstanding loans to a single borrower exceeds that individual officer’s lending authority, the loan request must be considered and approved by an officer with a higher lending limit or by the Directors’ Loan Committee.  Individual officers’ lending limits range from $20 to $3,000 depending on seniority, type of loan and whether the loan is secured or unsecured.  Any loan in excess of the lending limit of senior bank officers must be approved by the Directors’ Loan Committee.

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

Deposits

The Company offers a variety of deposit programs to individuals and small to medium-sized businesses and other organizations at interest rates generally consistent with local market conditions.  The following table sets forth the mix of depository accounts for the Company as a percentage of total deposits at December 31, 2014.

Deposit Mix
	(Dollars in thousands)

Noninterest-bearing	$196,624	13.43%
NOW accounts	354,038	24.18%
Savings	521,570	35.63%
Money management accounts	15,824	1.08%
Time deposits	375,808	25.68%
	$1,463,864	100.00%

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

Capital Requirements as of and prior to December 31, 2014.  The minimum guideline for the ratio of total capital to risk-weighted assets, and classification as “adequately capitalized,” is 8%.  A bank that fails to meet the required minimum guidelines is classified as “undercapitalized” and subject to operating and management restrictions.  However, a bank that exceeds its capital requirements and maintains a ratio of total capital to risk-weighted assets of 10% is classified as “well capitalized.”  As of December 31, 2014, GB&T was “well capitalized.”

Total capital consists of two components: Tier 1 Capital and Tier 2 Capital.  Tier 1 Capital includes common equity, qualifying non-cumulative perpetual preferred stock, qualifying minority interests in equity accounts of consolidated subsidiaries, and limited amount of qualifying trust preferred securities, certain minority interests and qualifying cumulative perpetual preferred stock.  Goodwill, most intangible assets and certain other assets are deducted.  Tier 2 capital includes, among other things, perpetual preferred stock and trust preferred securities not meeting the Tier 1 definition, qualifying mandatory convertible debt securities, qualifying subordinated debt, and allowances for loan losses, subject to limitations.  The Company’s ratio of total capital to risk-weighted assets was 16.23% and the ratio of Tier 1 Capital to risk-weighted assets was 14.97% at December 31, 2014.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies.  These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve Board’s risk-based capital measure for market risk.  All other bank holding companies generally are required to maintain a leverage ratio of at least 4%.  At December 31, 2014, our leverage ratio was 9.86%.  The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets.  The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

Capital Requirements as of January 1, 2015.  On July 2, 2013, the Federal Reserve Board of Governors approved a final rule implementing Basel III’s higher minimum capital standards for most banking organizations.  The FDIC followed suit, approving the new regulatory capital requirements as an interim final rule.

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

The new risk-based capital requirements (except for the capital conservation buffer) became effective on January 1, 2015 for banking organizations with less than $250 billion in consolidated assets or those with significant foreign exposures.  The capital conservation buffer will be phased in over four years beginning on January 1, 2016.

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

Payment of Dividends.  The Company is a legal entity separate and distinct from its subsidiary.  Under Georgia law, the Company is not permitted to pay dividends if, after giving effect to such payment, the Company would not be able to pay its debts as they become due in the usual course of business or if the Company’s total assets would be less than the sum of its total liabilities plus any amounts needed to satisfy any preferential rights if the Company were dissolving.  The Company will also be prohibited from paying dividends if it does not maintain the required capital conservation buffer, which is being phased in over four years beginning on January 1, 2016.

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

As of December 31, 2014, GB&T qualified for the well capitalized category. A “well-capitalized” bank is one that is not required to meet and maintain a specific capital level for any capital measure pursuant to any written agreement, order, capital directive, or other remediation, and significantly exceeds all of its capital requirements.  Prior to January 1, 2015, those capital requirements included maintaining a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6%, and a Tier 1 leverage ratio of at least 5%.  Beginning on January 1, 2015, the capital requirements include maintaining a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 8%, a common equity Tier 1 risk-based capital ratio of at least 4.5% and a Tier 1 leverage ratio of at least 5%.  Generally, a classification as well capitalized will place a bank outside of the regulatory zone for purposes of prompt corrective action.  However, a well-capitalized bank may be reclassified as “adequately capitalized” based on criteria other than capital if the federal regulator determines that a bank is in an unsafe or unsound condition or is engaged in unsafe or unsound practices requiring certain remedial action.

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

Commercial Real Estate Lending.  Our lending operations may be subject to enhanced scrutiny by federal banking regulators based on its concentration of commercial real estate loans.  In 2006, the federal banking regulators issued final guidance to remind financial institutions of the risk posed by commercial real estate lending concentrations.  CRE loans generally include land development, construction loans and loans secured by multifamily property, and nonfarm, nonresidential real property where the primary source of repayment is derived from rental income associated with the property. The guidance prescribes the following guidelines for its examiners to help identify institutions that are potentially exposed to significant CRE risk and may warrant greater supervisory scrutiny:

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

Some of the Dodd-Frank Act’s most far-reaching provisions, such as those regulating derivatives and proprietary trading activity and hedge funds, providing for enhanced supervision of “systemically significant” institutions, and phasing out Tier 1 capital treatment for trust preferred securities, apply only to institutions with over $10 billion in assets or to business lines in which the Company and GB&T do not engage.   Certain provisions do, however, apply to or affect us, including provisions that:

●	Changed the assessment base for federal deposit insurance from a deposit-based to an asset-based calculation;
●	Made permanent the $250,000 limit for federal deposit insurance;
●	Repealed the federal prohibition on payment of interest on demand deposits;
●	Imposed new mortgage lending requirements, including minimum underwriting standards, originator compensation restrictions, consumer protections for certain types of loans, and disclosure to borrowers;
●	Apply to bank holding companies the same leverage and risk-based capital requirements that apply to insured depository institutions;
●	Permit de novo and interstate branching as described in “—Branching” above; and
●	Imposed new limits on affiliate transactions as described in “—Restrictions on Affiliate Transactions” above.

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

In addition to considering the financial strength and cash flow characteristics of borrowers, we often secure loans with real estate collateral.  At December 31, 2014, approximately 76.56% of our loans had real estate as a primary or secondary component of collateral.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  If we are required to liquidate the collateral securing a significant loan or collection of loans to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.   See the disclosure below under “An economic downturn, especially one affecting our market areas, could adversely affect our financial condition, results of operations, or cash flows.”

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

The amount of “other real estate owned” (“OREO”) may increase significantly, resulting in additional losses, and costs and expenses that will negatively affect our operations

At December 31, 2014, we had a total of $1,107 of OREO as compared to $1,014 at December 31, 2013 and $3,490 at December 31, 2012.  In general, OREO levels relate to the ongoing process of resolving problem credits, slow economic activity, and a slow residential real estate market.  If we experience an increase in these factors in our market area, the amount of OREO may increase in 2015.  Elevated levels of OREO increase our losses and the costs and expenses of maintaining the real estate.  Any increase in losses, maintenance costs and expenses due to OREO may have material adverse effects on our business, financial condition, and results of operations.  Such effects may be particularly pronounced in a market of reduced real estate values and excess inventory, which may make the disposition of OREO properties more difficult, increase maintenance costs and expenses, and reduce our ultimate realization from any OREO sales.

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

The Company did not recognize any other-than-temporary impairment charges for the years ended December 31, 2014 and 2013, respectively.

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

Our profitability depends substantially upon our net interest income.  Net interest income is the difference between the interest earned on assets, such as loans and investment securities, and the interest paid for liabilities, such as savings and time deposits and out-of-market certificates of deposit.  Market interest rates for loans, investments and deposits are highly sensitive to many factors beyond our control.  Our interest rate spread (the difference between interest rates earned on assets and interest rates paid on liabilities) narrowed slightly in 2014 as a result of changing market conditions, policies of various government and regulatory authorities and competitive pricing pressures, and we cannot predict whether these rate spreads will narrow even further.  Further narrowing of interest rate spreads could adversely affect our financial condition and results of operations.  In addition, we cannot predict whether interest rates will continue to remain at present levels.  Changes in interest rates may cause significant increases or decreases in our net interest income. Depending on our portfolio of loans and investments, our results of operations may be adversely affected by changes in interest rates.  See “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Asset/Liability Management, Interest Rate Sensitivity and Liquidity.”

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

We rely on other companies to provide key components of our business infrastructure.

Third party vendors provide key components of our business infrastructure such as internet connections, network access and core application processing. While we have selected these third party vendors carefully, we do not control their actions. Any problems caused by these third parties, including as a result of their not providing us their services for any reason or their performing their services poorly, could adversely affect our ability to deliver products and services to our customers and otherwise to conduct our business. Replacing these third party vendors could also entail significant delay and expense.

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

Many of our non-bank competitors have fewer regulatory constraints than we do and may therefore have lower cost structures.  Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, offer a broader range of products and services or better pricing for those products and services than we can.

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

The Company and GB&T are subject to extensive federal and state regulation and supervision.  These regulations affect our lending practices, capital structure, investment practices, dividend policy, and growth, among other things.  Congress, the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), the FDIC, the GDBF, the Consumer Financial Protection Bureau (the “CFPB”) and other federal and state agencies continually review banking laws, regulations and policies for possible changes.  The Dodd-Frank Act, enacted in July 2010, instituted significant changes to the financial services regulatory scheme, and other changes to statutes, regulations, and policies (including changes in their interpretation or implementation) could affect us in substantial and unpredictable ways.  For example, such changes could subject us to additional costs, limit the types of products and services we can offer, or provide opportunities for non-banks to offer competing products and services.   If we fail to comply with laws, regulations and policies, we could be subject to regulatory sanctions, civil money penalties or reputational harm.

See the section of this report entitled “Supervision and Regulation” for additional information on the statutory and regulatory issues that affect our business.

The CFPB may reshape the consumer financial laws through rulemaking and enforcement of unfair, deceptive or abusive acts or practices, which may directly impact the business operations of depository institutions offering consumer financial products or services..

The Dodd-Frank Act was signed into law by President Obama on July 21, 2010. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, establishes the new federal CFPB, and will require the CFPB and other federal agencies to implement many new rules.

The CFPB has broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks, including the authority to prohibit unfair, deceptive or abusive acts and practices. In addition, the Dodd-Frank Act enhanced the regulation of mortgage banking and gave to the CFPB oversight of many of the core laws which regulate the mortgage industry and the authority to implement mortgage regulations. New regulations adopted and anticipated to be adopted by the CFPB will significantly impact consumer mortgage lending and servicing.

The CFPB has broad rulemaking authority to administer and carry out the purposes and objectives of the “Federal consumer financial laws, and to prevent evasions thereof,” with respect to all financial institutions that offer financial products and services to consumers. The CFPB is also authorized to prescribe rules applicable to any covered person or service provider identifying and prohibiting acts or practices that are “unfair, deceptive, or abusive” in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. The potential reach of the CFPB’s broad new rulemaking powers and UDAAP authority on the operations of financial institutions offering consumer financial products or services is currently unknown.

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

Although the Company’s common stock is traded on the Over-the-Counter Bulletin Board, the trading volume in our common stock is less than that of other larger financial services companies.  A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the lower trading volume of our common stock, significant sales of our common stock, or the expectation of these sales, could cause our stock price to fall more than would otherwise be expected.  Conversely, significant purchases of our common stock, or the absence of willing sellers, could cause our stock price to be greater than would otherwise be expected in a liquid trading market. Such pricing may make it more difficult for the Company to sell equity or equity-related securities in the future at a time and price that it deems appropriate.

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

We have supported our continued growth by issuing trust preferred securities from special purpose trusts and accompanying subordinated debentures.  At December 31, 2014, we had outstanding subordinated debentures totaling $20,000 and may issue additional trust preferred securities or incur further indebtedness in the future.  We unconditionally guarantee the payment of principal and interest on the trust preferred securities.  The debentures described above are senior to our common stock.  As a result, we must make payments on the subordinated debentures before we can pay any dividends on our common stock.  In the event of our bankruptcy, dissolution or liquidation, holders of our subordinated debentures must be satisfied before any distributions can be made on our common stock.  We have the right to defer distributions on the subordinated debentures relating to our trust preferred securities (and dividend payments on the related trust preferred securities) for up to five years, but during that time we would not be able to pay dividends on our common stock.

Our directors and executive officers own a significant portion of our common stock and can influence shareholder decisions.

Our directors, executive officers and relatives of directors, as a group, beneficially owned approximately 53.11% of our fully diluted outstanding common stock as of February 23, 2015.  As a result of their ownership, the directors and executive officers will have the ability, if they voted their shares in concert, to control the outcome of all matters submitted to our shareholders for approval, including the election of directors.

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

The Company’s automated teller machine network includes two stand-alone ATMs located in the Augusta metro area as well as machines located at all twelve banking offices.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of February 23, 2015, there were approximately 918 holders of record of the Company’s common stock.  As of February 23, 2015, there were 6,744,245 shares of the Company’s common stock outstanding.   The Company’s common stock is traded on OTCQB, the marketplace for companies that are current in their reporting with a U.S. regulator, under the trading symbol “SBFC”.  The following table reflects the range of high and low bid quotations in the Company’s common stock and cash dividends paid per share of common stock for the past two years:

Southeastern Bank Financial Corporation Stock Price and Dividends

	Stock Price
	Low	High	Dividend
Quarter ended
March 31, 2013	16.30	20.50	0.00
June 30, 2013	19.05	24.00	0.13
September 30, 2013	19.42	20.75	0.13
December 31, 2013	20.05	21.42	0.13

Quarter ended
March 31, 2014	20.35	22.50	0.13
June 30, 2014	21.55	23.75	0.13
September 30, 2014	23.10	24.75	0.13
December 31, 2014	24.30	26.76	0.13

Period ended
February 23, 2015	26.00	27.50	0.15

In April 2013 the Company reinstated its quarterly cash dividends and declared cash dividends of $0.13 per share on April 24, 2013, July 17, 2013 and October 17, 2013.  The Company declared cash dividends of $0.13 per share in each quarter of 2014 and on January 14, 2015, the Company declared a cash dividend of $0.15 per share, an increase of 15.38% from the previous rate.  The Company’s primary sources of income are dividends and other payments received from its subsidiary.  The amount of dividends that may be paid by GB&T to the Company depends upon the subsidiary’s earnings and capital position and is limited by federal and state law, regulations and policies.  See “Business – Supervision and Regulation – Payment of Dividends.”

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

The Company’s ability to pay cash dividends is further subject to continued payment of interest that is owed on subordinated debentures issued in connection with the Southeastern Bank Financial Statutory Trust I issuance in December 2005 of $10,000 of trust preferred securities and the Southeastern Bank Financial Trust II issuance in March 2006 of $10,000 of trust preferred securities.  As of December 31, 2014, the Company had approximately $20,000 of subordinated debentures outstanding.  The Company has the right to defer payment of interest for a period not exceeding 20 consecutive quarters.  If the Company defers, or fails to make, interest payments on the subordinated debentures, the Company will be prohibited, subject to certain exceptions, from paying cash dividends on common stock until all deferred interest is paid and interest payments on the subordinated debentures resumes.

The following table sets forth information regarding the Company’s repurchases of its common stock on a monthly basis during the fourth quarter of 2014.  All 146 shares repurchased during the fourth quarter were privately negotiated.

			Total Number of Shares	Maximum Number (or Appropriate
	Total Number	Average	Purchased as Part of	Dollar Value) of Shares Yet To Be
	of Shares	Price Paid	Publicly Announced Plans	Purchased Under the Plans or
Period	Purchased (1)	Per Share (1)	or Programs (1)	Programs (1)
October 1 through
October 31, 2014	-	-	-	300,000
November 1 through
November 30, 2014	146	26.49	146	299,854
December 1 through
December 31, 2014	-	-	146	299,854
Total	146	26.49	146	299,854

(1) On April 15, 2004, the Company announced the commencement of a stock repurchase program (the “2004 Program”), pursuant to which it will, from time to time, repurchase up to 100,000 shares of its outstanding common stock.

The 2004 Program did not have a stated expiration date, but on October 15, 2014, the Company’s Board of Directors terminated the 2004 Program and replaced it with a new program, which was publicly announced in the Quarterly Report on Form 10-Q filed October 31, 2014 (the “2014 Program”), pursuant to which it will, from time to time, repurchase up to 300,000 shares of its outstanding common stock in the open market or in private transactions.   The new program does not have a stated expiration date.  These repurchases were made under the 2014 Program.

The Company did not sell any of its equity securities without registration under the Securities Act of 1933, as amended, during 2014.

Item 6. Selected Financial Data

The selected consolidated financial data presented on the following page as of December 31, 2014 and 2013 and for each of the years in the three-year period ended December 31, 2014 is derived from the audited consolidated financial statements and related notes included in this report and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  The selected consolidated financial data as of December 31, 2012, 2011, and 2010, and for the periods ending December 31, 2011 and 2010 is derived from audited consolidated financial statements that are not included in this report but that are included in the Annual Reports on Form 10-K filed with the Securities and Exchange Commission for those years.

Selected Consolidated Financial Data	2014	2013	2012	2011	2010
Earnings	(Dollars in thousands, except per share data)
Total interest income	$60,950	$62,314	$63,670	$67,640	$69,874
Total interest expense	8,886	9,514	12,034	17,078	23,998
Net interest income	52,064	52,800	51,636	50,562	45,876
Provision for loan losses	3,492	7,438	8,141	12,584	15,801
Noninterest income	19,030	18,497	21,494	19,671	21,086
Noninterest expense	43,488	40,366	44,068	42,041	41,815
Net income	16,632	16,346	14,435	11,045	6,856
Per Share Data
Net income - Diluted	$2.49	$2.45	$2.16	$1.65	$1.03
Book value	23.03	19.70	20.34	17.53	14.97
Cash dividends declared per common share	0.52	0.39	0.00	0.00	0.00
Weighted average common and common equivalent shares outstanding	6,690,423	6,678,914	6,678,215	6,676,774	6,674,224
Selected Average Balances
Assets	$1,741,271	$1,693,257	$1,652,251	$1,605,489	$1,575,360
Total loans (net of unearned income)	942,636	880,565	847,872	860,936	902,346
Deposits	1,493,413	1,451,693	1,426,282	1,406,494	1,367,416
Stockholders’ equity	144,740	135,219	126,605	107,980	100,719
Selected Year-End Balances
Assets	$1,732,781	$1,689,326	$1,662,502	$1,614,773	$1,607,105
Loans (net of unearned income)	966,356	905,713	871,447	846,010	874,095
Allowance for loan losses	25,506	26,409	28,846	29,046	26,657
Deposits	1,463,864	1,454,803	1,421,272	1,419,222	1,410,737
Short-term borrowings	10,678	2,355	976	701	8,818
Long-term borrowings	84,000	84,000	85,547	61,947	74,947
Stockholders’ equity	155,286	131,569	135,783	117,029	99,958
Selected Ratios
Return on average total assets	0.96%	0.97%	0.87%	0.69%	0.44%
Return on average equity	11.49%	12.09%	11.40%	10.23%	6.81%
Average earning assets to average total assets	93.30%	93.20%	92.61%	92.34%	91.73%
Average loans to average deposits	63.12%	60.66%	59.45%	61.21%	65.99%
Average equity to average total assets	8.31%	7.99%	7.66%	6.73%	6.39%
Net interest margin	3.20%	3.35%	3.37%	3.41%	3.18%
Operating efficiency	61.78%	55.52%	59.53%	59.65%	62.66%
Net charge-offs to average loans	0.47%	1.12%	0.98%	1.18%	1.27%
Allowance for loan losses to net loans (year-end)	2.64%	2.92%	3.31%	3.43%	3.05%
Risk-based capital
Tier 1 capital	14.97%	14.18%	13.66%	13.01%	12.14%
Total capital	16.23%	15.44%	14.96%	14.39%	13.59%
Tier 1 leverage ratio	9.86%	9.37%	8.87%	8.21%	7.39%

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollar amounts, except per share amounts, are expressed in thousands unless otherwise noted)

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

Overview

The Company’s services include the origination of residential and commercial real estate loans, construction and development loans, and commercial and consumer loans.  The Company also offers a variety of deposit programs, including noninterest-bearing demand, interest checking, money management, savings, and time deposits.  In the Augusta-Richmond County, GA-SC metropolitan statistical area, the Company had 20.23% of all deposits and was the second largest depository institution and the largest locally based institution at June 30, 2014 based on deposit levels, as cited from the FDIC’s website.  Securities sold under repurchase agreements are also offered.  Additional services include wealth management, trust, retail investment, and mortgage.  As a matter of practice, most mortgage loans are sold in the secondary market; however, some mortgage loans are placed in the portfolio based on asset/liability management strategies.  The Company continues to concentrate on increasing its market share through various new deposit and loan products and other financial services and by focusing on its customer relationship management philosophy.  The Company is committed to building lifelong relationships with its customers, employees, shareholders, and the communities it serves.

Net income in 2014 was $16,632 compared to $16,346 in 2013. Although economic conditions continued to contribute to problems with loan quality, earnings were positively impacted by a $3,946 decrease in provision for loan loss expense, primarily due to decreased losses on nonperforming assets.  This decrease was partially offset by a $3,122 increase in noninterest expense.

The Company’s primary source of income is from its lending activities followed by interest income from its investment activities, service charges and fees on deposits, and gain on sales of mortgage loans in the secondary market.  Interest income on loans decreased slightly due to declining yields.  These declines were offset by increased volumes in the loan portfolio.  Interest income on investment securities decreased $1,325 or 8.41% due to declining yields and volume.  In addition, gain on sales of mortgage loans decreased $1,378 or 20.14% primarily due to a decline in production in 2014 compared to 2013.

The Company continues to focus on the net interest margin, regulatory capital requirements, liquidity management, risk mitigation and expense control.  Problem asset resolution and balance sheet management, including rate changes on deposits, investment purchases and liability mix including wholesale funds levels have been key areas of focus in 2014.

Over the past four years, assets grew $125,676 from $1,607,105 at December 31, 2010 to $1,732,781 at December 31, 2014.  From year end 2010 to year end 2014, deposits increased $53,127, and loans increased $92,261.  Net interest income for the year ended 2010 was $45,876 compared to net interest income of $52,064 in 2014.  The Company paid cash dividends of $0.13 per share each quarter beginning in 2004, but elected to suspend dividends effective April 22, 2009 to conserve capital.  On April 24, 2013, the Company reinstated quarterly cash dividends of $0.13 per share and on January 14, 2015 increased quarterly cash dividends to $0.15 per share.

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

Fair Value of Financial Instruments

A significant portion of the Company’s assets are financial instruments carried at fair value. This includes securities available-for-sale, loans held for sale, certain impaired loans, mortgage banking derivatives and other real estate owned.  At December 31, 2014 and December 31, 2013 the percentage of total assets measured at fair value was 38.95% and 39.66%, respectively.  The majority of assets carried at fair value are based on either quoted market prices or market prices for similar instruments.  At December 31, 2014, 1.81% of assets measured at fair value were based on significant unobservable inputs.  This consisted primarily of available-for-sale securities, impaired loans and other real estate.  This represents approximately 0.70% of the Company’s total assets. See Note 6 “Fair Value Measurements” in the “Notes to Consolidated Financial Statements” herein for additional disclosures regarding the fair value of financial instruments.

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

Investment Securities

The fair values for available-for-sale securities are generally based upon quoted market prices or observable market prices for similar instruments.  These values take into account recent market activity as well as other market observable data such as interest rate, spread and prepayment information.  When market observable data is not available, which generally occurs due to the lack of liquidity for certain securities, the valuation of the security is subjective and may involve substantial judgment.  The Company conducts periodic reviews to identify and evaluate each available-for-sale security that has an unrealized loss for other-than-temporary impairment.  An unrealized loss exists when the fair value of an individual security is less than its amortized cost basis.  The primary factors the Company considers in determining whether an impairment is other-than-temporary are the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and whether the Company intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis.  As of December 31, 2014, the Company had one available-for-sale security with a fair value of $112, which is approximately 0.01% of total assets, valued using unobservable inputs (Level 3). This security was a single issuer subordinated debenture issued by a financial institution.

Results of Operations

The Company recorded net income of $16,632 in 2014 compared to $16,346 in 2013. The increase in net income is primarily attributable to a decrease in provision for loan losses of $3,946 and to a lesser extent increases in investment securities gains (losses) of $1,720.  Partially offsetting these were a $3,122 increase in noninterest expense, a $1,378 decrease in gain on sales of loans and a $736 decline in net interest income.

Interest income decreased $1,364 or 2.19% to $60,950 in 2014.  The decrease was primarily due to interest income on taxable investment securities which decreased $1,050 or 8.13% in 2014 caused primarily by a decline in yield.  The average rate on taxable investments declined from 2.26% in 2013 to 2.09% in 2014, a decrease of 17 basis points.  Interest income on tax-exempt investment securities decreased $275 or 9.66% in 2014 as a result of a decline in yield from 3.23% in 2013 to 3.05% in 2014, a decrease of 18 basis points, and a $3,805 decrease in average balance in 2014. Interest income on loans decreased $19 from 2013, primarily the result of a decline in yield offset by additional volume. The average rate on loans dropped from 5.21% in 2013 to 4.86% in 2014, a decrease of 35 basis points.  Average loans increased from $880,565 in 2013 to $942,636 in 2014, an increase of $62,071 or 7.05%.

Interest expense decreased $628 or 6.60% to $8,886 in 2014.  Interest expense on deposits decreased $542 or 7.98% to $6,252 and was due primarily to declines in rates paid on deposits.  Increases in deposit balances partially offset the decline in yields.  Average interest bearing deposits increased $20,108 with the most significant shift in products being average NOW accounts, which increased $19,197. Due to the low interest rate environment many customers have transferred out of time deposits to more liquid NOW and savings accounts.  Brokered CDs increased $26,388 or 14.03% and totaled $188,094 at year end 2014.

Noninterest income increased $533 in 2014 and was due primarily to increased investment securities gains of $1,720 partially offset by decreased gain on sales of loans of $1,378. Also contributing to the increase was trust service fees, which increased $125 and retail investment income, which increased $89.

Noninterest expense increased $3,122 or 7.73% in 2014 mostly due to salaries and other personnel expense, which increased $1,968 and other operating expenses, which increased $1,290.  A $414 decrease in other real estate losses partially offset these increases. The operating efficiency ratio increased from 55.52% in 2013 to 61.78% in 2014.

The earnings performance of the Company is reflected in its return on average assets and average equity of 0.96% and 11.49%, respectively, during 2014 compared to 0.97% and 12.09%, respectively, during 2013.  Basic and diluted net income per share on weighted average common shares outstanding increased to $2.49 in 2014 compared to $2.45 in 2013 and $2.16 in 2012.

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

	Average Balances, Income and Expenses, Yields and Rates

	Year Ended Dec. 31, 2014			Year Ended Dec. 31, 2013			Year Ended Dec. 31, 2012

		Average	Amount		Average	Amount		Average	Amount
	Average	Yield or	Paid or	Average	Yield or	Paid or	Average	Yield or	Paid or
	Amount	Rate	Earned	Amount	Rate	Earned	Amount	Rate	Earned
				(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans	942,636	4.86%	45,844	880,565	5.21%	45,863	847,872	5.42%	45,931
Loans held for sale	18,027	3.33%	600	20,113	3.06%	616	26,756	2.85%	762
Investments
Taxable	566,706	2.09%	11,868	571,532	2.26%	12,918	565,469	2.54%	14,358
Tax-exempt	84,207	3.05%	2,571	88,012	3.23%	2,846	70,792	3.58%	2,537
Interest-bearing deposits in other banks	12,961	0.52%	67	17,937	0.40%	71	19,243	0.43%	82
Total interest-earning assets	1,624,537	3.75%	$60,950	1,578,159	3.95%	$62,314	1,530,132	4.16%	$63,670
Cash and due from banks	53,048			47,160			47,269
Premises and equipment	27,333			26,167			26,734
Other	63,207			69,894			77,859
Allowance for loan losses	(26,854)			(28,123)			(29,743)
Total assets	$1,741,271			$1,693,257			$1,652,251

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW accounts	$374,024	0.28%	$1,048	$354,827	0.31%	$1,086	$349,347	0.44%	$1,527
Savings and money management accounts	538,005	0.31%	1,661	536,734	0.35%	1,889	523,576	0.54%	2,807
Time deposits	385,685	0.92%	3,543	386,045	0.99%	3,819	401,505	1.27%	5,091
Federal funds purchased / securities sold under repurchase agreements	1,206	0.41%	5	1,247	0.48%	6	1,895	0.63%	12
Other borrowings	84,570	3.11%	2,629	86,725	3.13%	2,714	80,182	3.24%	2,597
Total interest-bearing liabilities	1,383,490	0.64%	8,886	1,365,578	0.70%	9,514	1,356,505	0.89%	12,034
Noninterest-bearing demand deposits	195,699			174,087			151,854
Other liabilities	17,342			18,373			17,287
Stockholders’ equity	144,740			135,219			126,605
Total liabilities and stockholders’ equity	$1,741,271			$1,693,257			$1,652,251

Net interest spread		3.11%			3.25%			3.27%
Benefit of noninterest sources		0.09%			0.10%			0.10%
Net interest margin/income		3.20%	$52,064		3.35%	$52,800		3.37%	$51,636

2014 compared with 2013:

Interest earning asset yields declined 20 basis points from 3.95% in 2013 to 3.75% in 2014 while interest bearing liability rates declined 6 basis points from 0.70% in 2013 to 0.64% in 2014.  As a result the Company’s average interest rate spread contracted to 3.11% in 2014 as compared to 3.25% in 2013.  The year over year decline in asset yields and liability costs were a result of low market interest rates.  These factors have contributed to a decrease in the net interest margin from 3.35% in 2013 to 3.20% in 2014.

Average interest earning assets increased $46,378 and was funded principally by an increase in average noninterest-bearing demand deposits of $21,612 and an increase in average interest bearing deposits of $20,108. Average interest-earning assets for 2014 were $1,624,537 or 93.30% of average total assets.

Interest income is the largest contributor to income and totaled $60,950 in 2014 compared to $62,314 in 2013, a decrease of $1,364 or 2.19%. The largest component is interest income on loans, including loan fees, which decreased slightly from $46,479 in 2013 to $46,444 in 2014. The decline was due primarily to lower average yields which declined from 5.21% in 2013 to 4.86% in 2014. The average yield decreased in part due to the low interest rate environment for new and renewing loans. The Company has attempted to slow the decline in yields by enforcing established floors on loans but as loans mature the yields have fallen due to competitive reasons.

Interest income on taxable investment securities declined $1,050 or 8.13% and interest income on tax-exempt investment securities decreased $275 or 9.66%.  Average taxable and tax-exempt investment balances decreased $4,826 and $3,805 or 0.84% and 4.32%, respectively, but the effect on income was less severe than the decline in the average portfolio yield. The average yield on the taxable investment portfolio declined from 2.26% in 2013 to 2.09% in 2014 and the average yield on the tax-exempt investment portfolio declined from 3.23% in 2013 to 3.05% in 2014. Yields on investments purchased during the year were generally lower in 2014 and were impacted by a high level of proceeds from maturities and calls and sales of available for sale securities which totaled $76,649 and $211,188, respectively. Some securities sales occurred based on asset liability strategies.

Interest expense totaled $8,886 for 2014 compared to $9,514 in 2013, a decrease of $628 or 6.60%. The decline was due primarily to interest expense on deposits which decreased $542 from $6,794 in 2013 to $6,252 in 2014.  The decrease was primarily attributable to a decrease in rates paid on deposits. The average rate paid on NOW accounts decreased from 0.31% in 2013 to 0.28% in 2014. The average rate paid on savings and money management accounts decreased from 0.35% in 2013 to 0.31% in 2014 and the average rate paid on time deposits decreased from 0.99% in 2013 to 0.92% in 2014. The mix of interest bearing deposits also affects the interest rate spread.  During 2014 average time deposits decreased $360 while average NOW accounts increased $19,197 and average savings and money management accounts increased $1,271.

The overall result was a decrease in net interest income of $736 or 1.39% in 2014 over 2013 due to asset yields declining faster than liability costs partially offset by an increase in volume of average interest earning assets.

A key performance measure for net interest income is the “net interest margin”, or net interest income divided by average interest-earning assets. Unlike the “net interest spread” (the difference between interest rates earned on assets and interest rates paid on liabilities), the net interest margin is affected by the level of non-interest sources of funding used to support interest-earning assets.  The Company’s net interest spread decreased 14 bp to 3.11% in 2014.  The net interest margin also decreased from 3.35% in 2013 to 3.20% in 2014.  The high level of competition in the local market for both loans and particularly deposits continues to influence the net interest margin.  The net interest margin continues to be partially supported by demand deposits which provide a noninterest-bearing source of funds.  The Company continues to focus on demand deposits and NOW accounts to help prevent further deterioration in the net interest margin.

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

Changes in the net interest income from period to period result from increases or decreases in the volume of interest-earning assets and interest-bearing liabilities, increases or decreases in the average rates earned and paid on such assets and liabilities, the ability to manage the earning asset portfolio, and the availability of particular sources of funds, such as noninterest-bearing deposits.  The following table: “Analysis of Changes in Net Interest Income” indicates the changes in the Company’s net interest income as a result of changes in volume and rate from 2013 to 2014, and 2012 to 2013. The low interest rate environment in 2014 resulted in continued decreases in yields on interest-earning assets, but also the cost of interest-bearing liabilities.  The analysis indicates that on an overall basis in 2014, decreases in average rates on interest earning assets reduced income more than the positive effect of increased volumes.  Lower average rates paid on interest bearing liabilities reduced expense, but not enough to offset the reduction in income resulting in a decrease in net interest income of $736.  Declining rates in 2013 resulted in rate decreases on interest-earning assets and interest-bearing liabilities and resulted in an overall positive impact to net interest income.

Analysis of Changes in Net Interest Income

	2014 vs. 2013				2013 vs. 2012
	Increase (Decrease)				Increase (Decrease)
	Average Volume	Average Rate	Combined	Total	Average Volume	Average Rate	Combined	Total
	(Dollars in thousands)				(Dollars in thousands)
Interest-earning assets:

Loans	$3,233	($3,038)	($214)	($19)	$1,771	($1,771)	($68)	($68)
Loans held for sale	(64)	54	(6)	(16)	(189)	57	(14)	(146)
Investments, taxable	(109)	(949)	8	(1,050)	154	(1,577)	(17)	(1,440)
Investments, tax-exempt	(123)	(159)	7	(275)	617	(248)	(60)	309
Interest-bearing deposits in
other banks	(20)	22	(6)	(4)	(6)	(5)	-	(11)
Total	2,917	(4,070)	(211)	(1,364)	2,347	(3,544)	(159)	(1,356)

Interest-bearing liabilities:

NOW accounts	$59	($92)	($5)	($38)	$24	($458)	($7)	($441)
Savings and money management accounts	4	(232)	-	(228)	70	(964)	(24)	(918)
Time deposits	(4)	(272)	-	(276)	(196)	(1,119)	43	(1,272)
Federal funds purchased /securities sold under repurchase agreements	-	(1)	-	(1)	(4)	(3)	1	(6)
Other borrowings	(67)	(18)	-	(85)	212	(88)	(7)	117
Total	(8)	(615)	(5)	(628)	106	(2,632)	6	(2,520)

Change in net interest income				($736)				$1,164

The variances for each major category of interest-earning assets and interest-bearing liabilities are attributable to (a) changes in volume (changes in volume times prior year rate), (b) changes in rate (changes in rate times prior year volume) and (c) combined (changes in rate times the change in volume).

Provision for Loan Losses

The provision for loan losses is the charge to operating earnings necessary to maintain the allowance for loan losses at a level which, in management’s estimate, is adequate to cover the estimated amount of probable incurred losses in the loan portfolio.  The provision for loan losses totaled $3,492 for the year ended December 31, 2014 compared to $7,438 for the year ended December 31, 2013.  See “Allowance for Loan Losses” for further analysis of the provision for loan losses.

Noninterest Income

Noninterest income consists of revenues generated from a broad range of financial services and activities, including service charges on deposit accounts, gain on sales of loans, fee-based services, and products where commissions are earned through sales of products such as real estate mortgages, retail investment services, trust services, and other activities.  In addition, increases in cash surrender value of bank-owned life insurance, gain on sale of fixed assets, gains or losses realized from the sale of investment securities and other-than-temporary losses are included in noninterest income.

2014 compared with 2013:

Noninterest income totaled $19,030 in 2014 compared to $18,497 in 2013, an increase of $533 or 2.88%.  The increase was due primarily to increased investment securities gains of $1,720 partially offset by decreased gain on sales of loans, which decreased $1,378 or 20.14% due to lower volume of loans originated for sale in 2014 compared to 2013. Other factors included an increase in trust service fees of $125 and an increase in retail investment income of $89.

2013 compared with 2012:

Noninterest income totaled $18,497 in 2013 compared to $21,494 in 2012, a decrease of $2,997 or 13.94%. The decrease was due primarily to gain on sale of loans which decreased $2,525 or 26.95% due to lower volume of loans originated for sale in third and fourth quarters. Other factors included a decrease in investment securities gains of $1,216. Partially offsetting were increased service charges and fees on deposits of $306 which was primarily due to increased interchange fees and increased consumer and commercial overdraft fees. Retail investment income increased $158, cash surrender value of bank-owned life insurance increased $75 and miscellaneous income increased $141.

      The following table presents the principal components of noninterest income for the last three years:

Noninterest Income

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)

Service charges and fees on deposits	$7,180	$7,155	$6,849
Gain on sales of loans	5,465	6,843	9,368
Gain on sale of fixed assets, net	64	26	10
Investment securities gains (losses), net of OTTI	825	(895)	312
Retail investment income	2,188	2,099	1,941
Trust service fees	1,310	1,185	1,146
Earnings from cash surrender value of bank-owned life insurance	1,163	1,187	1,112
Miscellaneous income	835	897	756
Total noninterest income	$19,030	$18,497	$21,494

Noninterest income as a percentage of total average assets	1.09%	1.09%	1.30%

Noninterest income as a percentage of total income	23.79%	22.89%	25.24%

Noninterest Expense

2014 compared with 2013:

Noninterest expense totaled $43,488 in 2014, an increase of $3,122 or 7.73% over 2013.  The primary reasons for the increase were salaries and other personnel expense, which increased $1,968 and other operating expense, which increased $1,290.

Salaries and other personnel expense increased $1,968 or 8.53%. The increase was attributable in large part to increased retirement and other benefit plan costs of $1,856.

Other operating expenses increased $1,290 or 9.98% and included an $888 increase in processing expense due to the migration to an outsourced mainframe computer system and a $428 increase in legal and professional fees due to regulatory compliance issues.

Occupancy expense increased $278 or 7.47% in 2014 due primarily to increased depreciation expense associated with new computer and automated teller machines.

OREO losses totaled $228 compared to $642 in 2013.  This included a gain of $43 related to sales in 2014, as compared to a loss of $42 in 2013, and $271 related to further write-downs on such properties due to either updated appraisals or other indications of value.

2013 compared with 2012:

Noninterest expense totaled $40,366 in 2013, a decrease of $3,702 or 8.40% over 2012.  The primary reason for the decrease was due to salaries and other personnel expense.

Salaries and other personnel expense decreased $2,810 or 10.85%. The decrease was attributable in large part to $1,925 reduction in deferred compensation expense caused by an increase in the discount rate used to value the salary continuation liability. In addition, commissions, incentive compensation, stock option expense and employer 401k contributions all decreased in 2013. Retirements and staffing changes in 2013 resulted in a decrease in full-time equivalent employees of approximately 4 and contributed to the overall decrease in expense.

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

The Company continues to monitor expenditures in all organizational units by utilizing specific cost-accounting and reporting methods as well as responsibility center budgeting.  The following table presents the principal components of noninterest expense for the years ended December 31, 2014, 2013 and 2012.

Noninterest Expense

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)

Salaries and other personnel expense	$25,047	$23,079	$25,889
Occupancy expense	4,000	3,722	4,094
Marketing & business development	1,840	1,821	1,661
Processing expense	3,015	2,127	1,949
Legal and professional fees	1,980	1,552	1,561
Data processing expense	1,484	1,566	1,472
FDIC insurance	1,047	1,147	1,517
(Gain) loss on sale of other real estate owned, net	(43)	42	635
Other real estate valuation allowance	271	600	1,150
Loan costs	1,263	1,333	986
Communication expense	937	816	724
Other expense	2,647	2,561	2,430
Total noninterest expense	$43,488	$40,366	$44,068

Noninterest expense as a percentage of total average assets	2.50%	2.38%	2.67%

Operating efficiency ratio	61.78%	55.52%	59.53%

The Company’s efficiency ratio (noninterest expense as a percentage of net interest income and noninterest income, excluding gains and losses on the sale of investments) increased to 61.78% in 2014 as compared to 55.52% in 2013, and 59.53% in 2012.
Income Taxes

Income tax expense totaled $7,482 in 2014 compared to $7,147 in 2013.  The effective tax rate as a percentage of pre-tax income was 31.03% in 2014, 30.42% in 2013, and 31.00% in 2012.  The primary reason for the increase in the effective tax rate this year was a smaller percentage of tax exempt interest income on investment securities and income related to bank-owned life insurance relative to total income.

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

Loans outstanding averaged $942,636 in 2014 compared to $880,565 in 2013 and $847,872 in 2012.  At December 31, 2014, loans totaled $966,356 compared to $905,713 at December 31, 2013, an increase of $60,643 or 6.70%.

The Company experienced significant decreases in loan volumes and balances during 2010 and 2011. Loan demand remained weak until the latter part of 2012 when loans began to increase. Loans continued to increase moderately during 2013 and 2014 and resulted in a $62,071 or 7.05% increase in average loans outstanding in 2014.  Growth in loans occurred in all categories, but primarily in residential real estate loans which increased $28,802 or 16.43% and commercial real estate loans which increased $18,135 or 5.13% in 2014. Residential loans increased as the Bank elected to hold some permanent mortgages on its books and the increase in commercial real estate loans occurred primarily in the non-owner occupied segment as loans moved from the construction phase into permanent loans.

In response to the economic environment over the last several years, management curtailed the origination and participation of new out of market ADC lending opportunities. Management also curtailed ADC lending in its primary market, but has recently pursued new loans in these categories primarily to those borrowers with longstanding superior credit relationships with the bank, having a manageable number of speculative houses in inventory.  The Company now also selectively pursues loans in the commercial construction segment of ADC for owner occupied and non-owner occupied properties when there is a committed permanent takeout or when the Bank will hold the permanent loan.  As a result of these strategies, in 2014 the out of market ADC portfolio increased $17,286 or 46.80% and the Central Savannah River Area (“CSRA”) ADC portfolio decreased $13,481 or 10.91%.

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

	Loan Portfolio Composition

	December 31,
	2014		2013		2012		2011		2010
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Commercial, financial and agricultural	$208,905	21.62%	$202,074	22.31%	$174,553	20.03%	$171,750	20.30%	$189,128	21.64%
Real estate
Commercial	371,488	38.44%	353,353	39.01%	343,663	39.44%	332,666	39.32%	327,458	37.46%
Residential	204,097	21.12%	175,295	19.36%	168,039	19.28%	159,022	18.80%	157,680	18.04%
Acquisition, development and construction	164,303	17.00%	160,498	17.72%	171,750	19.71%	168,050	19.86%	182,412	20.87%
Total real estate	739,888	76.56%	689,146	76.09%	683,452	78.43%	659,738	77.98%	667,550	76.37%
Consumer
Direct	16,581	1.72%	13,619	1.50%	12,785	1.47%	13,600	1.61%	15,643	1.79%
Indirect	1	0.00%	29	0.00%	105	0.01%	384	0.05%	899	0.10%
Revolving	666	0.07%	612	0.07%	502	0.05%	428	0.05%	870	0.10%
Total consumer	17,248	1.79%	14,260	1.57%	13,392	1.53%	14,412	1.71%	17,412	1.99%
Deferred loan origination costs (fees)	315	0.03%	233	0.03%	50	0.01%	110	0.01%	5	0.00%
Total	$966,356	100.00%	$905,713	100.00%	$871,447	100.00%	$846,010	100.00%	$874,095	100.00%

Loans may be periodically renewed with principal reductions and appropriate interest rate adjustments.  Loan maturities as of December 31, 2014 are set forth in the following table based upon contractual terms.  Actual cash flows may differ as borrowers generally have the right to prepay without prepayment penalties.

Loan Maturity Schedule
At December 31, 2014

	Within	One to Five	After Five
	One Year	Years	Years	Total
	(Dollars in thousands)

Commercial, financial and agricultural	$66,882	$86,563	$55,460	$208,905
Real Estate
Commercial	77,473	152,506	141,509	371,488
Residential	30,441	58,939	114,717	204,097
Acquisition, development and construction	90,700	72,473	1,130	164,303
Consumer	3,244	11,475	2,529	17,248
Deferred loan origination costs (fees)	315	-	-	315
Total loans	$269,055	$381,956	$315,345	$966,356

The following table presents an interest rate sensitivity analysis of the Company’s loan portfolio as of December 31, 2014.  The loans outstanding are shown in the time period where they are first subject to repricing.

Sensitivity of Loans to Changes in Interest Rates
At December 31, 2014

	Within	One to Five	After Five
	One year	Years	Years	Total
	(Dollars in thousands)
Loans maturing or repricing with:
Predetermined interest rates	$155,097	$311,298	$218,244	$684,639
Floating or adjustable interest rates	136,962	114,630	30,125	281,717
Total loans	$292,059	$425,928	$248,369	$966,356

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

Gross interest income that would have been recorded for the years ended December 31, 2014, 2013, and 2012 if non-accruing loans and accruing troubled debt restructurings (TDRs) had been current in accordance with their original terms and had been outstanding throughout the year or since origination, if held for part of the year, was approximately $973, $1,224 and $1,688, respectively. The amount of interest income on these loans that was included in net income for December 31, 2014, 2013 and 2012 was approximately $400, $945 and $285, respectively.

The Company is required to identify impaired loans and evaluate the collectability of both contractual interest and principal of loans when assessing the need for a loss allowance.  Large pools of smaller balance homogeneous loans are collectively evaluated for impairment.  A loan is considered impaired, when based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note agreement. The amount of the impairment is measured based on the present value of future cash flows discounted at the loan’s effective interest rate or, if the loan is collateral dependent or foreclosure is probable, the fair value of collateral, less estimated selling expenses. Regulatory guidance is also considered.  At December 31, 2014 and 2013, the Company had total impaired loans of $20,189 and $24,316, respectively, which includes loans carried at fair value with a recorded investment of $11,730 and $9,135, respectively at December 31, 2014 and 2013.  Charge-offs of $1,831 and $2,879 were taken on these impaired loans during 2014 and 2013.

Non-performing assets include nonaccrual loans, loans past due 90 days or more, restructured loans and other real estate owned.  The following table, “Non-Performing Assets”, presents information on these assets as of December 31st, for the past five years.  Non-performing assets were $21,903 at December 31, 2014 or 2.26% of period end loans and other real estate owned.  This compares to $26,677 or 2.94% of total loans and other real estate owned at December 31, 2013.

At December 31, 2010 there were $69 of loans past due 90 days or more and still accruing.  There were no loans past due 90 days or more and still accruing at December 31, 2014, 2013, 2012 and 2011.  All loans past due 90 days or more are classified as nonaccrual loans unless lending management believes that both principal and interest are collectible, in which case the loan continues to accrue interest.

Troubled Debt Restructurings (TDRs) are troubled loans in which the original terms have been modified in favor of the borrower or either principal or interest has been forgiven, due to deterioration in the borrower’s financial condition.  There were $9,669 in TDRs at December 31, 2014, of which $3,477 were on nonaccrual status.  TDRs totaled $8,132 at December 31, 2013, of which $1,896 were on nonaccrual status.

	Non-Performing Assets Year Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$3,458	$728	$2,358	$2,325	$2,924
Real Estate:
Commercial	1,497	4,827	11,736	20,956	3,793
Residential	3,639	5,894	6,291	4,553	4,734
Acquisition, development and construction	5,874	7,907	9,712	14,732	11,953
Consumer	136	71	100	331	301
Total Nonaccrual loans	$14,604	$19,427	$30,197	$42,897	$23,705
Restructured loans (1)	$6,192	$6,236	$915	$2,330	$2,544
Other real estate owned	1,107	1,014	3,490	6,209	7,751
Total Nonperforming assets	$21,903	$26,677	$34,602	$51,436	$34,000

Loans past due 90 days or more and still accruing interest	$-	$-	$-	$-	$69

Allowance for loan losses to period end total loans	2.64%	2.92%	3.31%	3.43%	3.05%
Allowance for loan losses to period end nonaccrual loans	174.65%	135.94%	95.53%	67.71%	112.45%
Net charge-offs to average loans	0.47%	1.12%	0.98%	1.18%	1.27%
Nonperforming assets to period end loans	2.27%	2.95%	3.97%	6.08%	3.89%
Nonperforming assets to period end loans and other real estate owned	2.26%	2.94%	3.95%	6.04%	3.86%

(1) Restructured loans on nonaccrual status at year end are included under nonaccrual loans in the table.

Nonaccrual loans decreased $4,823 or 24.83% to $14,604 at December 31, 2014.

The table below provides additional detail on nonaccrual loans greater than $1,000 at December 31, 2014.

Nonaccrual Loans

			Nonaccrual					Appraisal	Appraised
	Balance	Originated	Date	Trigger	Collateral	Allowance	Method	Date	Value
	(Dollars in thousands)

ADC Loan - Other	$2,717	03/23/07	05/06/13	financial condition	retail centers	-	collateral value	08/14	$4,950
Commercial, financial and agricultural	2,062	01/29/08	12/30/14	financial condition	apartments	204	collateral value	04/14	2,295
ADC Loan - CSRA	1,668	12/28/11	12/28/12	financial condition	land	-	collateral value	03/14	1,920
	$6,447

Other, net	8,157
Nonaccrual loans at December 31, 2014	$14,604

The table below presents a roll forward of other real estate owned for the years ended December 31, 2014 and 2013, respectively.

Other Real Estate Owned

	2014	2013
	(Dollars in thousands)

Beginning balance, January 1	$1,014	$3,490
Additions	1,256	1,074
Increase in valuation allowance	(271)	(600)
Sales	(935)	(2,908)
Gain (loss) on sale of OREO, net	43	(42)
Ending balance, December 31	$1,107	$1,014

The following table provides details of other real estate owned as of December 31, 2014 and 2013, respectively.

Other Real Estate Owned

	2014	2013
	(Dollars in thousands)
Other Real Estate:
Real Estate
Commercial	$200	$433
Residential	364	24
Acquisition, development and construction	860	608
	1,424	1,065
Valuation allowance	(317)	(51)
	$1,107	$1,014

The net increase in other real estate owned is primarily due to decreased sales in 2014 as compared to 2013.

Potential Problem Loans

In addition to loans disclosed above as past due, nonaccrual and restructured as of December 31, 2014, management identified weaknesses in $10,449 of classified loans.  These loans, principally classified for regulatory purposes as substandard, are principally commercial real estate and commercial, financial and agricultural loans in the company’s primary market area.  Estimated potential losses from these potential credit weaknesses have been provided for in determining the allowance for loan losses at December 31, 2014.

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

Additions to the allowance for loan losses, which are expensed on the Company’s income statement as the “provision for loan losses”, are made periodically to maintain the allowance for loan losses at an appropriate level based upon management’s analysis of risk in the loan portfolio. The Company’s provision for loan losses in 2014 was $3,492, a decrease of $3,946, or 53.05% from the 2013 provision of $7,438.

The Company’s approach to ALLL reserve calculation uses two distinct perspectives, the guidelines of using Financial Accounting Standards ASC 450 (Accounting for Contingencies) and ASC 310 (Accounting by Creditors for Impairment of a Loan, for individual loans). The process is generally as follows, with the same methodology applied to all classes of loans within the portfolio segments:

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

Due to the added risks associated with loans, which are graded as special mention or substandard, that are not classified as impaired, the qualitative factor adjustment may be further increased for such classifications within each category.  This created an additional $1,560 in needed allowance for loan loss.

The table below indicates the allocated allowance for all loans according to loan type determined through the Company’s comprehensive allowance methodology for the years indicated.  Because these allocations are based upon estimates and subjective judgment, it is not necessarily indicative of the specific amounts or loan categories in which loan losses may occur.

	Allocation of the Allowance for Loan Loss

	December 31,
	2014		2013		2012		2011		2010
	Amount	Percent(1)	Amount	Percent(1)	Amount	Percent(1)	Amount	Percent(1)	Amount	Percent(1)

	(Dollars in thousands)
Balance at end of year
Applicable to:
Commercial, financial and agricultural	$5,407	21.65%	$5,774	22.34%	$4,368	15.14%	$4,183	14.40%	$3,463	21.73%
Real estate
Commercial	8,622	38.44%	8,981	39.01%	10,872	37.69%	10,761	37.05%	8,698	37.50%
Residential	6,591	21.12%	5,590	19.36%	5,677	19.68%	5,607	19.30%	5,372	18.00%
Acquisition, development and construction	4,263	17.00%	5,486	17.72%	7,436	25.78%	8,055	27.73%	8,493	20.87%
Consumer loans to individuals	623	1.79%	578	1.57%	493	1.71%	440	1.52%	631	1.90%

Balance at end of year	$25,506	100.00%	$26,409	100.00%	$28,846	100.00%	$29,046	100.00%	$26,657	100.00%

(1) Percent of gross loans in each category to total loans adjusted for loans recorded at fair value

The following table provides details regarding charge-offs and recoveries by loan category during the most recent five year period, as well as supplemental information relating to both net loan losses, the provision and the allowance for loan losses during each of the past five years.  Net charge-offs for 2014 represented 0.47% of average loans outstanding, compared to 1.12% for 2013 and 0.98% for 2012.

	Allowances for Loan Losses

	At December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)

Total loans outstanding at end of period, net of unearned income	$966,356	$905,713	$871,447	$846,010	$874,095

Average loans outstanding, net of unearned income	$942,636	$880,565	$847,872	$860,936	$902,346

Balance of allowance for loan losses at beginning of year	$26,409	$28,846	$29,046	$26,657	$22,338

Charge-offs:
Commercial, financial and agricultural	2,005	335	919	2,296	1,139
Real estate - commercial	807	3,469	2,281	1,472	1,048
Real estate - residential mortgage	1,038	1,404	2,211	2,489	1,306
Real estate - acquisition, development and construction	691	5,098	3,151	4,118	8,656
Consumer	604	620	812	699	439
Total charge-offs	5,145	10,926	9,374	11,074	12,588

Recoveries of previous loan losses:
Commercial, financial and agricultural	67	88	241	162	234
Real estate - commercial	371	21	169	120	13
Real estate - residential mortgage	37	117	88	56	58
Real estate - acquisition, development and construction	-	477	209	106	543
Consumer	275	348	326	435	258
Total recoveries	750	1,051	1,033	879	1,106

Net loan losses	4,395	9,875	8,341	10,195	11,482
Provision for loan losses	3,492	7,438	8,141	12,584	15,801
Balance of allowance for loan losses at end of period	$25,506	$26,409	$28,846	$29,046	26,657

Allowance for loan losses to period end loans	2.64%	2.92%	3.31%	3.43%	3.05%
Net charge-offs to average loans	0.47%	1.12%	0.98%	1.18%	1.27%

At December 31, 2014, the allowance for loan losses declined to 2.64% of outstanding loans, from 2.92% at December 31, 2013 and 3.31% at December 31, 2012.  This is due to decreased non-performing loans, a decline in the average historical net loss rate and improving economic conditions.  Although net charge-offs have decreased significantly from prior years, the Company continued to experience elevated levels of net charge-offs in the commercial, financial and agricultural and residential real estate categories in 2014.  Collateral dependent impaired loans are evaluated based on recent appraisals of the collateral.  Collateral values are monitored and further charge-offs are taken if it is determined that collateral values have continued to decline.

Net charge-offs totaled $4,395 at December 31, 2014, of which $1,938, or 44.10%, were related to commercial, financial and agricultural loans and $1,001 or 22.78% were related to residential real estate loans.  The provisions for loan losses allocated to individual portfolio segments are affected by the calculation of average historical net loss rate factors and by the internal and external qualitative factors within each category.

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

Investment Securities

The Company’s investment securities portfolio decreased $5,514 to $644,465 at year-end 2014 from 2013.  The Company maintains an investment strategy of seeking portfolio yields within acceptable risk levels, as well as providing liquidity.  The Company maintains “Available for Sale” investment securities.  “Available for Sale” securities are carried at fair market value with related unrealized gains or losses included in stockholders’ equity as accumulated other comprehensive income.  As a consequence, the Company’s stockholders’ equity is more volatile than it would be if a large percentage of investment securities were “Held to Maturity.”  Although equity is more volatile, management has discretion, with respect to the “Available for Sale” securities, to proactively adjust to favorable market conditions in order to provide liquidity and realize gains on the sales of securities.  The changes in values in the investment securities portfolio are not taken into account in determining regulatory capital requirements.  As of December 31, 2014, except for the U.S. Government agencies and government sponsored entities, there was no issuer who represented 10% or more of stockholders’ equity within the investment portfolio.  As of December 31, 2013, in addition to the U.S. Government agencies and government sponsored entities, there were four issuers who represented 10% or more of stockholders’ equity within the investment portfolio.  At December 31, 2013 the Company’s holdings of investment securities issued by GE Capital totaled $15,595 or 11.85% of stockholders equity, securities issued by JP Morgan Chase totaled $14,610 or 11.10% of stockholders’ equity, Goldman Sachs totaled $13,616 or 10.35% of stockholder’s equity and Wells Fargo totaled $13,399 or 10.18% of stockholders’ equity.  As of December 31, 2014 and 2013, the estimated fair value of investment securities as a percentage of their amortized cost was 100.32% and 97.63%, respectively.  At December 31, 2014, the investment securities portfolio had gross unrealized gains of $7,352 and gross unrealized losses of $5,277, for a net unrealized gain of $2,075.  As of December 31, 2013 and 2012, the investment securities portfolio had a net unrealized loss of $15,765 and a net unrealized gain of $15,431, respectively.  The following table presents the amortized cost of investment securities held by the Company at December 31, 2014, 2013 and 2012.

Investment Securities

	December 31,
	2014	2013	2012
	(Dollars in thousands)
Available for sale:
U.S. Government Agencies	$181,104	$233,697	$230,609
Obligations of states and political subdivisions	98,538	112,408	127,913
Mortgage-backed securities
U.S. GSE’s MBS - residential	128,891	132,586	106,757
U.S. GSE’s CMO	123,921	81,031	78,101
Other CMO	-	-	1,915
Corporate bonds	109,936	106,022	94,013
Total	$642,390	$665,744	$639,308

The following table represents maturities and weighted average yields of debt securities at December 31, 2014.  Yields are based on the amortized cost of securities.  Maturities are based on the contractual maturities.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Maturity Distribution and Yields of Investment Securities

	December 31, 2014
	Amortized Cost	Yield
	(Dollars in thousands)
Available for Sale:
Obligations of U.S. Government agencies
Over one through five years	$3,770	1.97%
Over five through ten years	78,660	2.33%
Over ten years	98,674	1.77%
Total	$181,104	2.01%

Obligations of states and political subdivisions (1)
One year or less	$500	3.10%
Over one through five years	10,662	3.76%
Over five through ten years	31,373	3.41%
Over ten years	56,003	5.00%
Total	$98,538	4.35%

U.S. GSE’s MBS - residential
Over one through five years	$7,969	2.02%
Over five through ten years	9,830	2.75%
Over ten years	111,092	2.39%
Total	$128,891	2.40%

U.S. GSE’s CMO
Over one through five years	$2,468	2.14%
Over five through ten years	12,787	2.21%
Over ten years	108,666	2.39%
Total	$123,921	2.37%

Corporate bonds
One year or less	$7,003	2.43%
Over one through five years	65,305	2.29%
Over five through ten years	36,364	2.05%
Over ten years	1,264	6.87%
Total	$109,936	2.27%

Total Investment Securities	$642,390	2.56%

(1)Tax-equivalent yield

Deposits

The Company’s average interest bearing liabilities increased $17,912 or 1.31% from 2013 to 2014.  Average noninterest-bearing deposits increased $21,612 or 12.41%.  Average borrowings decreased $2,196 or 2.50% from 2013 to 2014.  The majority of the growth in deposits reflects the Company’s strategy of consistently emphasizing deposit growth, as deposits are the primary source of funding for balance sheet growth.  Borrowed funds consist of short-term borrowings, securities sold under agreements to repurchase with the Company’s commercial customers and reverse repurchase agreements with SunTrust Robinson Humphrey and Center State Bank, federal funds purchased, subordinated debentures and borrowings from the Federal Home Loan Bank.

Average interest-bearing liabilities increased $9,073 or 0.67% from 2012 to 2013, while average noninterest-bearing deposits increased $22,233 or 14.64% during the same period.

The following table presents the average amount outstanding and the average rate paid on deposits and borrowings by the Company for the years 2014, 2013 and 2012:

	Average Deposit and Borrowing Balances and Rates

	Year ended December 31,
	2014		2013		2012
	Average	Average	Average	Average	Average	Average
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)

Noninterest-bearing demand deposits	$195,699	0.00%	$174,087	0.00%	$151,854	0.00%

Interest-bearing liabilities:
NOW accounts	374,024	0.28%	354,827	0.31%	349,347	0.44%
Savings, money management accounts	538,005	0.31%	536,734	0.35%	523,576	0.54%
Time deposits	385,685	0.92%	386,045	0.99%	401,505	1.27%
Federal funds purchased / securities
sold under repurchase agreements	1,206	0.41%	1,247	0.48%	1,895	0.63%
Other borrowings	84,570	3.11%	86,725	3.13%	80,182	3.24%
Total interest-bearing liabilities	$1,383,490	0.64%	$1,365,578	0.70%	$1,356,505	0.89%

Total noninterest & interest-bearing liabilities	$1,579,189		$1,539,665		$1,508,359

The following table presents the maturities of the Company’s time deposits over $100 at December 31, 2014:

Maturities of Time Deposits

Time Certificates
of Deposit of
$100 or More
(Dollars in thousands)
Months to Maturity
Within 3 months	$68,419
After 3 through 6 months	28,949
After 6 through 12 months	52,318
Within one year	149,686
After 12 months	149,613
Total	$299,299

This table indicates that approximately half of time deposits of $100 or more have a maturity of less than twelve months.  This is reflective of both the Company’s market and recent interest rate environments.  In addition, the Company has issued brokered certificates of deposit in terms of two to five years to take advantage of the current low interest rate environment and thereby extend the maturity date of a portion of its liabilities.  At December 31, 2014, the Company had $115,761 of brokered certificates of deposit that mature after 12 months.

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

Unfunded commitments to extend credit where contractual amounts represent potential credit risk totaled $171,911 and $188,919 at December 31, 2014 and 2013, respectively.  This includes standby letters of credit of $5,730 at December 31, 2014 and $4,050 at December 31, 2013.  These commitments are primarily at variable interest rates.

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

Commitments and Contractual Obligations

	Less than	1 - 3	3 - 5	More than
	1 Year	Years	Years	5 Years
	(Dollars in thousands)

Lines of credit	$166,181	-	-	-
Standby letters of credit	5,730	-	-	-
Lease agreements	298	383	73	-
Deposits	1,267,832	168,921	26,139	972
Securities sold under repurchase agreements	10,678	-	-	-
Salary continuation agreements	125	1,197	1,579	27,153
FHLB advances	-	35,000	29,000	-
Subordinated debentures	-	-	-	20,000
Total commitments and contractual obligations	$1,450,844	205,501	56,791	48,125

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

On a quarterly basis, a twelve month simulation of net interest income and economic value of equity is performed based upon level plus and minus 100, 200, 300 and 400 basis point shocks. The primary method is a static simulation model based on current exposures to interest rates and assumes a constant balance sheet with no new growth. The results of the shocks are presented to a Board Committee on a quarterly basis and compared to the related policy limits. See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” for the net interest income simulation results for December 31, 2014 and 2013.

Liquidity

Management of the Company’s liquidity position is closely related to the process of asset/liability management.  Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to provide sufficient funds to cover deposit withdrawals and payment of debt and operating obligations.  The Company intends to meet its liquidity needs by managing cash and due from banks, federal funds sold and purchased, maturity of investment securities, principal repayments received from mortgage-backed securities and lines of credit as necessary.  GB&T maintains a line of credit with the Federal Home Loan Bank approximating 10% of its total assets.  Federal Home Loan Bank advances are collateralized by eligible first mortgages, commercial real estate loans and investment securities.  GB&T maintains repurchase lines of credit with SunTrust Robinson Humphrey, Atlanta, Georgia, for advances up to $20,000 of which $10,000 was outstanding at December 31, 2014 and a $10,000 repurchase line of credit with Center State Bank, Orlando, Florida, of which none was outstanding at December 31, 2014.  GB&T has a federal funds purchased accommodation with SunTrust Bank, Atlanta, Georgia, for advances up to $10,000, of which none was outstanding at December 31, 2014 and a federal funds purchased accommodation with Center State Bank, Orlando, Florida, for advances up to $10,000, of which none was outstanding at December 31, 2014.  The Company also maintains a borrowing facility at the Federal Reserve Bank, under the Borrower-In-Custody Program, of which none was outstanding at December 31, 2014.  Additionally, liquidity needs can be supplemented by the structuring of the maturities of investment securities and the pricing and maturities on loans and deposits offered to customers.  The Company also uses retail securities sold under repurchase agreements to fund operations.  Retail securities sold under repurchase agreements were $10,678 at December 31, 2014.

Capital

Total stockholders’ equity was $155,286 at December 31, 2014, an increase of $23,717 or 18.03% from the previous year.  The change in stockholders equity resulted from an increase in retained earnings of $13,133 and an increase in accumulated other comprehensive income (loss), which increased $10,172 from 2013 due primarily to an increase in market values of investment securities available for sale.   The Company purchased 1,282 shares of treasury stock in 2014 at a cost of $32, which is shown as a reduction of stockholders’ equity.  No shares of treasury stock were purchased in 2013.  The Company issued 794 and 2,562 shares of treasury stock in 2014 and 2013 at a price of $17 and $36, respectively, for the Director Stock Purchase Plan and issued 2,420 shares of treasury stock in 2013 at a price of $34 for stock options which were exercised.

The Company’s average equity to average total assets was 8.31% in 2014 compared to 7.99% in 2013 and 7.66% in 2012. Capital is considered to be adequate to meet present operating needs and anticipated future operating requirements.

The following table presents the return on equity and assets for the years 2014, 2013 and 2012.

Return on Equity and Assets

	Years ended December 31,

	2014	2013	2012

Return on average total assets	0.96%	0.97%	0.87%

Return on average equity	11.49%	12.09%	11.40%

Average equity to average assets ratio	8.31%	7.99%	7.66%

At December 31, 2014, the Company was well above the minimum capital ratios required under the regulatory risk-based capital guidelines and was considered well capitalized.  The following table presents the capital ratios for the Company and its subsidiary.

ANALYSIS OF CAPITAL

	Required		Actual		Excess
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Southeastern Bank Financial Corporation
12/31/2014
Risk-based capital:
Tier 1 capital	$46,793	4.00%	$175,075	14.97%	$128,282	10.97%
Total capital	93,586	8.00%	189,832	16.23%	96,246	8.23%
Tier 1 leverage ratio	71,039	4.00%	175,075	9.86%	104,036	5.86%
12/31/2013
Risk-based capital:
Tier 1 capital	$45,562	4.00%	$161,530	14.18%	$115,968	10.18%
Total capital	91,124	8.00%	175,918	15.44%	84,794	7.44%
Tier 1 leverage ratio	68,977	4.00%	161,530	9.37%	92,553	5.37%

Georgia Bank & Trust Company
12/31/2014
Risk-based capital:
Tier 1 capital	$46,707	4.00%	$167,385	14.33%	$120,678	10.33%
Total capital	93,414	8.00%	182,116	15.60%	88,702	7.60%
Tier 1 leverage ratio	79,798	4.50%	167,385	9.44%	87,587	4.94%
12/31/2013
Risk-based capital:
Tier 1 capital	$45,509	4.00%	$156,227	13.73%	$110,718	9.73%
Total capital	91,018	8.00%	170,599	14.99%	79,581	6.99%
Tier 1 leverage ratio	77,489	4.50%	156,227	9.07%	78,738	4.57%

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

The final rules include new risk-based capital and leverage ratios that will be phased in from 2015 to 2019.  The rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets, which is in addition to the Tier 1 and Tier 2 risk-based capital requirements.  The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%.  The required minimum ratio of total capital to risk-weighted assets will remain 8.0%.  The new risk-based capital requirements (except for the capital conservation buffer) became effective for the Company on January 1, 2015.  The capital conservation buffer will be phased in over four years beginning on January 1, 2016, with a maximum buffer of 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter.  Failure to maintain the required capital conservation buffer will result in limitations on capital distributions and on discretionary bonuses to executive officers.

The final rules also implement revisions and clarifications consistent with Basel III regarding the various components of Tier 1 capital, including common equity, unrealized gains and losses and instruments that will no longer qualify as Tier 1 capital.  The final rules provide that depository holding companies with less than $15 billion in total assets as of December 31, 2009, such as the Company, may permanently include trust preferred securities and certain other non-qualifying instruments issued and included in Tier 1 or Tier 2 capital before May 19, 2010 in additional Tier 1 (subject to a maximum of 25% of Tier 1 capital) or Tier 2 capital until maturity or redemption

The final rules also set forth certain changes for the calculation of risk-weighted assets that the Company is required to implement beginning January 1, 2015.  Management is currently evaluating the provisions of the final rules and their expected impact on the Company.  Based on the Company’s current capital composition and levels, management does not presently anticipate that the final rules present a material risk to the Company’s financial condition or results of operations.

Except as set forth above, management is not aware of any other events or uncertainties that are reasonably likely to have a material effect on the Company’s liquidity, capital resources or operations.

Cash Flows from Operating, Investing and Financing Activities

Net cash provided by operating activities was $18,696 in 2014, a decrease of $30,631 from 2013.  Net cash provided by operating activities was $49,327 in 2013, an increase of $15,818 from 2012.

Net cash used in investing activities was $43,945 in 2014 compared to net cash used in investing activities of $76,729 in 2013. Changes included a lower investment securities portfolio in 2014 compared to 2013 and an increase in loans.  Loans increased $61,963 in 2014 compared to an increase in loans of $44,929 in 2013.  Net cash used in investing activities was $76,729 in 2013 compared to net cash used in investing activities of $85,345 in 2012. Changes included a lower investment securities portfolio in 2013 compared to 2012 and an increase in loans.  Loans increased $44,929 in 2013 compared to an increase in loans of $41,337 in 2012.  In addition, the Company received proceeds from sale of other real estate of $2,622.

Net cash provided by financing activities in 2014 was $13,908 as compared to net cash provided by financing activities of $30,850 in 2013.  Contributing to this change was an increase in deposits of $9,061 and an increase in federal funds purchased and securities sold of $9,870.  Net cash provided by financing activities in 2013 was $30,850 as compared to net cash provided by financing activities of $25,883 in 2012.  The primary reason for the change was an increase in deposits of $33,531.

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

Adoption of New Accounting Standards

In January 2014, the FASB amended existing guidance to clarify when a creditor should derecognize a loan receivable and recognize a collateral asset. An in-substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendment requires interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  This amendment is effective for interim and annual reporting periods beginning after December 15, 2014.  We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements.

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

The following table presents the Company’s projected changes in net interest income for the various rate shock levels as of December 31, 2014 and 2013.  Net interest income simulations for 100, 200, 300 and 400 basis point declines in market rates were not considered meaningful, given the current levels of short term market interest rates.

	Amount	Dollar Change	Percent Change
	(Dollars in thousands)
December 31, 2014
Base	51,748
+100 basis points	50,139	(1,609)	(3.11%)
+200 basis points	49,049	(2,699)	(5.22%)
+300 basis points	48,201	(3,547)	(6.85%)
+400 basis points	47,231	(4,517)	(8.73%)

December 31, 2013
Base	49,417
+100 basis points	49,391	(26)	(0.05%)
+200 basis points	49,772	355	0.72%
+300 basis points	50,604	1,187	2.40%
+400 basis points	51,451	2,034	4.12%

Item 8. Financial Statements and Supplementary Data

SOUTHEASTERN BANK FINANCIAL CORPORATION

65

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Southeastern Bank Financial Corporation
Augusta, Georgia

We have audited the accompanying consolidated balance sheets of Southeastern Bank Financial Corporation as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southeastern Bank Financial Corporation as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Southeastern Bank Financial Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ Crowe Horwath LLP

Franklin, Tennessee
February 27, 2015

SOUTHEASTERN BANK FINANCIAL CORPORATION
Consolidated Balance Sheets
December 31, 2014 and 2013

	2014	2013
	(Dollars in thousands, except share data)
Assets

Cash and due from banks	$33,286	36,766
Interest-bearing deposits in other banks	2,709	10,570
Cash and cash equivalents	35,995	47,336

Available-for-sale securities	644,465	649,979

Loans held for sale	18,365	10,638
Loans	966,356	905,713
Less allowance for loan losses	25,506	26,409
Loans, net	940,850	879,304

Premises and equipment, net	27,842	27,003
Accrued interest receivable	5,898	6,221
Goodwill, net	140	140
Bank-owned life insurance	36,908	35,745
Restricted equity securities	4,398	4,870
Other real estate owned	1,107	1,014
Deferred tax asset	15,263	21,023
Other assets	1,550	6,053
	$1,732,781	1,689,326
Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	196,624	187,287
Interest-bearing:
NOW accounts	354,038	351,799
Savings	521,570	521,656
Money management accounts	15,824	16,065
Time deposits	375,808	377,996
	1,463,864	1,454,803

Securities sold under repurchase agreements	10,678	808
Advances from Federal Home Loan Bank	64,000	64,000
Accrued interest payable and other liabilities	18,953	16,599
Subordinated debentures	20,000	21,547
Total liabilities	1,577,495	1,557,757
Stockholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; 0 shares outstanding in 2014 and 2013, respectively	—	—
Common stock, $3.00 par value; 10,000,000 shares authorized; 6,744,891 and 6,680,225 shares issued in 2014 and 2013, respectively; 6,744,160 and 6,679,982 shares outstanding in 2014 and 2013, respectively	20,235	20,041
Additional paid-in capital	63,096	62,863
Retained earnings	71,902	58,769
Treasury stock, at cost; 731 and 243 shares in 2014 and 2013, respectively	(18)	(3)
Accumulated other comprehensive income (loss), net	71	(10,101)
Total stockholders’ equity	155,286	131,569
	$1,732,781	1,689,326

See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION
Consolidated Statements of Comprehensive Income (Loss)
Years ended December 31, 2014, 2013 and 2012

	2014	2013	2012
	(Dollars in thousands, except share data)
Interest income:
Loans, including fees	$46,444	46,479	46,693
Investment securities:
Taxable	11,868	12,918	14,358
Tax-exempt	2,571	2,846	2,537
Interest-bearing deposits in other banks	67	71	82
Total interest income	60,950	62,314	63,670
Interest expense:
Deposits	6,252	6,794	9,425
Securities sold under repurchase agreements	5	6	12
Other borrowings	2,629	2,714	2,597
Total interest expense	8,886	9,514	12,034
Net interest income	52,064	52,800	51,636
Provision for loan losses	3,492	7,438	8,141
Net interest income after provision for loan losses	48,572	45,362	43,495
Noninterest income:
Service charges and fees on deposits	7,180	7,155	6,849
Gain on sales of loans	5,465	6,843	9,368
Gain on sale of fixed assets, net	64	26	10
Investment securities gains (losses), net (includes $825, ($895) and $312 accumulated other comprehensive income (loss) reclassifications for unrealized gains (losses) on available-for-sale securities)	825	(895)	321
Other-than-temporary loss
Total impairment loss	—	—	(13)
Less loss recognized in other comprehensive income	—	—	(4)
Net impairment loss recognized in earnings	—	—	(9)
Retail investment income	2,188	2,099	1,941
Trust services fees	1,310	1,185	1,146
Earnings from cash surrender value of bank-owned life insurance	1,163	1,187	1,112
Miscellaneous income	835	897	756
Total noninterest income	19,030	18,497	21,494
Noninterest expense:
Salaries and other personnel expense	25,047	23,079	25,889
Occupancy expenses	4,000	3,722	4,094
Other real estate losses, net	228	642	1,785
Other operating expenses	14,213	12,923	12,300
Total noninterest expense	43,488	40,366	44,068
Income before income taxes	24,114	23,493	20,921
Income tax expense	7,482	7,147	6,486
Net income	$16,632	16,346	14,435
Other comprehensive income (loss):
Unrealized gain (loss) on derivatives	(1,191)	1,648	(154)
Unrealized gain (loss) on securities available-for-sale	18,664	(32,090)	7,530
Reclassification adjustment for realized (gain) loss on securities, net of OTTI	(825)	895	(312)
Tax effect	(6,476)	11,494	(2,748)
Total other comprehensive income (loss)	10,172	(18,053)	4,316
Comprehensive income (loss)	$26,804	(1,707)	18,751

			(continued)

SOUTHEASTERN BANK FINANCIAL CORPORATION
Consolidated Statements of Comprehensive Income (Loss)
Years ended December 31, 2014, 2013 and 2012

(continued)

	2014	2013	2012

Basic net income per share	$2.49	2.45	2.16
Diluted net income per share	2.49	2.45	2.16
Weighted average common shares outstanding	6,681,220	6,678,914	6,678,215
Weighted average number of common and common equivalent shares outstanding	6,690,423	6,678,914	6,678,215

See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION
Consolidated Statements of Stockholders’ Equity
Years ended December 31, 2014, 2013 and 2012
(In thousands)

						Accumulated
	Common stock		Additional			other	Total
	Number		paid-in	Retained	Treasury	comprehensive	stockholders’
	of shares	Amount	capital	earnings	stock	income (loss), net	equity
Balance, January 1, 2012	6,678	$20,033	62,767	30,593	—	3,636	117,029

Net income	—	—	—	14,435	—	—	14,435
Other comprehensive income	—	—	—	—	—	4,316	4,316
Stock options compensation cost	—	—	45	—	—	—	45
Directors’ stock purchase plan	2	8	23	—	10	—	41
Purchase of treasury stock	—	—	—	—	(83)	—	(83)
Balance, December 31, 2012	6,680	$20,041	62,835	45,028	(73)	7,952	135,783

Net income	—	—	—	16,346	—	—	16,346
Other comprehensive income (loss)	—	—	—	—	—	(18,053)	(18,053)
Stock options compensation cost	—	—	6	—	—	—	6
Directors’ stock purchase plan	—	—	13	—	36	—	49
Cash dividends ($0.39 per common share)	—	—	—	(2,605)	—	—	(2,605)
Stock options exercised	—	—	9	—	34	—	43
Balance, December 31, 2013	6,680	$20,041	62,863	58,769	(3)	(10,101)	131,569

Net income	—	—	—	16,632	—	—	16,632
Other comprehensive income	—	—	—	—	—	10,172	10,172
Stock-based compensation	63	189	200	—	—	—	389
Directors’ stock purchase plan	2	5	33	—	16	—	54
Cash dividends ($0.52 per common share)	—	—	—	(3,499)	—	—	(3,499)
Purchase of treasury stock	—	—	—	—	(31)	—	(31)
Balance, December 31, 2014	6,745	$20,235	63,096	71,902	(18)	71	155,286

See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION
Consolidated Statements of Cash Flows
Years ended December 31, 2014, 2013 and 2012

	2014	2013	2012
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$16,632	16,346	14,435
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,061	1,869	2,101
Deferred income tax expense (benefit)	(717)	877	(431)
Provision for loan losses	3,492	7,438	8,141
Investment securities (gains) losses, net	(825)	895	(321)
Other-than-temporary impairment losses	—	—	9
Net amortization of premium on investment securities	4,457	5,235	5,215
Earnings from cash surrender value of bank-owned life insurance	(1,163)	(1,187)	(1,112)
Bank-owned life insurance death benefits in excess of CSV	—	(150)	—
Stock-based compensation expense	389	6	45
Gain on disposal of premises and equipment	(64)	(26)	(10)
(Gain) loss on the sale of other real estate	(43)	42	635
Provision for other real estate valuation allowance	271	600	1,150
Gain on sales of loans	(5,465)	(6,843)	(9,368)
Real estate loans originated for sale	(187,008)	(222,747)	(298,448)
Proceeds from sales of real estate loans	180,691	249,003	307,379
Decrease (increase) in accrued interest receivable	323	382	(356)
Decrease (increase) in other assets	4,503	(1,735)	1,549
Increase (decrease) in accrued interest payable and other liabilities	1,162	(678)	2,896

Net cash provided by operating activities	18,696	49,327	33,509

Cash flows from investing activities:
Proceeds from sales of available for sale securities	207,299	175,524	170,284
Proceeds from maturities and calls of available for sale securities	80,538	93,530	208,707
Purchase of available for sale securities	(268,116)	(301,618)	(427,656)
Purchase of restricted equity securities	—	(900)	(500)
Proceeds from redemption of FHLB stock	472	1,326	290
Net increase in loans	(61,963)	(44,929)	(41,337)
Purchase of bank-owned life insurance	—	—	(3,000)
Proceeds from bank-owned life insurance death benefits	—	417	—
Additions to premises and equipment	(2,969)	(2,790)	(640)
Proceeds from sale of other real estate	661	2,622	8,495
Proceeds from sale of premises and equipment	133	89	12

Net cash used in investing activities	(43,945)	(76,729)	(85,345)

(continued)

SOUTHEASTERN BANK FINANCIAL CORPORATION
Consolidated Statements of Cash Flows
Years ended December 31, 2014, 2013 and 2012

(continued)

	2014	2013	2012
Cash flows from financing activities:
Net increase in deposits	9,061	33,531	2,050
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	9,870	(168)	275
Advances from Federal Home Loan Bank	—	20,000	37,000
Payments of Federal Home Loan Bank advances	—	(20,000)	(12,000)
Payments of subordinated debentures	(1,547)	—	(1,400)
Proceeds from directors’ stock purchase plan	54	49	41
Purchase of treasury stock	(31)	—	(83)
Payment of cash dividends	(3,499)	(2,605)	—
Proceeds from stock options exercised, net of stock redeemed	—	43	—

Net cash provided by financing activities	13,908	30,850	25,883

Net (decrease) increase in cash and cash equivalents	(11,341)	3,448	(25,953)

Cash and cash equivalents at beginning of year	47,336	43,888	69,841

Cash and cash equivalents at end of year	$35,995	47,336	43,888

Supplemental disclosures of cash paid during the year for:
Interest	$8,960	9,704	12,280
Income taxes, net of refunds	8,366	6,740	5,944

Supplemental information on noncash investing activities:
Loans transferred to other real estate owned	$1,256	1,074	7,561
Loans provided for sales of other real estate owned	274	286	1,553

See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

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

(b)	Use of Estimates

To prepare financial statements in conformity with United States generally accepted accounting principles, management makes estimates and assumptions based on available information.  These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ.

(c)	Cash Flows

Cash and cash equivalents include cash and due from banks, Federal funds sold, and short-term interest-bearing deposits in other banks.  Generally, Federal funds are sold for one-day periods.  Net cash flows are reported for loan and deposit transactions and for short term borrowings with an original maturity of 90 days or less.

(d)	Securities

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
December 31, 2014, 2013 and 2012

Interest income includes amortization of purchase premium or discount.  Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage backed securities where prepayments are anticipated.  Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer.  Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings.  For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income.  The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.

(e)	Loans and Allowance for Loan Losses

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

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

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

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

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

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

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

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

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

ALLL Methodology

The Company’s approach to ALLL reserve calculation uses two distinct perspectives, the guidelines of using Financial Accounting Standards ASC 450 (Accounting for Contingencies) and ASC 310 (Accounting by Creditors for Impairment of a Loan, for individual loans). The process is generally as follows, with the same methodology applied to all classes of loans within the portfolio segments:

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

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

●	The resultant loss factor is applied to each respective loan pool to calculate the ALLL for each loan pool.
●	The total of each loan pool is then added to the ALLL determined for individual loans evaluated for impairment in accordance with ASC 310.

Due to the added risks associated with loans, which are graded as special mention or substandard, that are not classified as impaired, the qualitative factor adjustment may be further increased for such classifications within each category.  This created an additional $1,560 in needed allowance for loan loss.

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

Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives.  Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest on the loan is locked.  The Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into, in order to hedge the change in interest rates resulting from its commitments to fund the loans.  Changes in the fair values of these derivatives are included in net gains on sales of loans.  Fair values of these derivatives were $6 and $31 as of December 31, 2014 and 2013, respectively.

(f)	Premises and Equipment

Land is carried at cost.  Premises and equipment are stated at cost less accumulated depreciation.  Buildings and related components are depreciated using the straight-line method with useful lives ranging from three to thirty-nine years. Furniture, fixtures and equipment are depreciated using the straight-line (or accelerated) method with useful lives ranging from three to ten years.

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

(g)	Federal Home Loan Bank (FHLB) Stock

The Bank is a member of the FHLB system.  Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts.  FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value.  Both cash and stock dividends are reported as income.

(h)	Other Real Estate

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

(i)	Goodwill

Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets.  Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified.  The Company’s goodwill is not considered impaired at December 31, 2014.

(j)	Stock-Based Compensation

Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

(k)	Income Taxes

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
December 31, 2014, 2013 and 2012

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

The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other expense.

(l)	Income Per Share

Basic net income per share is net income divided by the weighted average number of common shares outstanding during the period.  Common shares issuable under restricted stock awards are not considered outstanding for this calculation until vested.  Diluted net income per share includes the dilutive effect of additional potential common shares issuable under stock options and restricted stock awards.  The calculation of diluted earnings per share for 2014, 2013 and 2012 excludes the dilutive effect of all stock options outstanding of 134,750, 145,250 and 214,490 at December 31, 2014, 2013 and 2012, respectively, as the effect is anti-dilutive for all periods presented.  The calculation for 2014 does include the dilutive effect of 63,000 in restricted stock awards at December 31, 2014.

	December 31,
	2014	2013	2012
Weighted average common shares outstanding for basic earnings per common share	6,681,220	6,678,914	6,678,215
Add: Dilutive effects of assumed exercises of stock options and restricted stock awards	9,203	-	-
Weighted average number of common and common equivalent shares outstanding	6,690,423	6,678,914	6,678,215

(m)	Other Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss).  Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale and interest rate swap derivatives which are also recognized as separate components of equity.

(n)	Segment Disclosures

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

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

(o)	Adoption of New Accounting Standards

In January 2014, the FASB amended existing guidance to clarify when a creditor should derecognize a loan receivable and recognize a collateral asset. An in-substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendment requires interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  This amendment is effective for interim and annual reporting periods beginning after December 15, 2014.  We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements.

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
December 31, 2014, 2013 and 2012

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

(r)	Derivatives

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

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

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

(s)	Reclassifications

Some items in the prior period financial statements were reclassified to conform to the current presentation.  Reclassifications had no effect on prior period net income or shareholders’ equity.

(t)	Rounding

Dollar amounts are rounded to thousands except per share amounts unless otherwise noted.

Note 2 – Cash and Due From Banks

The Company’s subsidiary is required by the Federal Reserve Bank to maintain average daily cash balances.  These required balances were $7,929 at December 31, 2014 and $6,957 at December 31, 2013.

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

Note 3 – Investment Securities

The following tables summarize the amortized cost and fair value of the available-for-sale investment securities portfolio at December 31, 2014 and 2013 and the corresponding amounts of unrealized gains and losses therein.

	2014
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Available-for-sale:	(Dollars in thousands)
Obligations of U.S. Government agencies	$181,104	307	(2,667)	178,744
Obligations of states and political subdivisions	98,538	3,400	(183)	101,755
Mortgage-backed securities
U.S. GSE’s* MBS - residential	128,891	1,672	(527)	130,036
U.S. GSE’s CMO	123,921	983	(443)	124,461
Corporate bonds	109,936	990	(1,457)	109,469
	$642,390	7,352	(5,277)	644,465

*Government sponsored entities

	2013
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Available-for-sale:	(Dollars in thousands)
Obligations of U.S. Government agencies	$233,697	597	(10,232)	224,062
Obligations of states and political subdivisions	112,408	1,293	(3,267)	110,434
Mortgage-backed securities
U.S. GSE’s MBS - residential	132,586	968	(3,583)	129,971
U.S. GSE’s CMO	81,031	456	(1,765)	79,722
Corporate bonds	106,022	1,519	(1,751)	105,790
	$665,744	4,833	(20,598)	649,979

As of December 31, 2014, except for the U.S. Government agencies and government sponsored entities, there was no issuer who represented 10% or more of stockholders’ equity within the investment portfolio.

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

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

Proceeds from sales of securities available-for-sale and the associated gains (losses), excluding gains (losses) on called securities, during 2014, 2013 and 2012 were as follows:

	December 31,
	2014	2013	2012
	(Dollars in thousands)

Proceeds	$207,299	$175,524	$170,284
Gross Gains	2,034	1,981	1,655
Gross Losses	(1,356)	(2,914)	(1,349)

Investment securities with a carrying amount of approximately $222,782 and $238,948 at December 31, 2014 and 2013, respectively, were pledged to secure public and trust deposits, and for other purposes required or permitted by law.

The amortized cost and fair value of the investment securities portfolio excluding equity securities are shown below by contractual maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	cost	fair value
	(Dollars in thousands)
Available-for-sale:
One year or less	$7,503	7,515
After one year through five years	90,174	91,130
After five years through ten years	169,014	167,698
After ten years	375,699	378,122
	$642,390	644,465

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

The following tables summarize the investment securities with unrealized losses at year-end 2014 and 2013, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position.

	December 31, 2014
	Less than 12 months		12 months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
	(Dollars in thousands)
Temporarily impaired
Obligations of U.S. Government agencies	$19,108	98	112,541	2,569	131,649	2,667
Obligations of states and political subdivisions	11,285	49	6,048	134	17,333	183
Mortgage-backed securities
U.S. GSE’s MBS - residential	9,041	44	35,529	483	44,570	527
U.S. GSE’s CMO	36,594	216	18,205	227	54,799	443
Corporate bonds	29,769	204	29,421	1,253	59,190	1,457
	$105,797	611	201,744	4,666	307,541	5,277

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

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

Other-Than-Temporary Impairment – December 31, 2014

As of December 31, 2014, the Company’s security portfolio consisted of 378 securities, 145 of which were in an unrealized loss position.  Of these securities with unrealized losses, 45.99% were related to the Company’s mortgage backed and corporate securities as discussed below.

Mortgage-backed Securities

At December 31, 2014, all of the Company’s mortgage-backed securities were issued by U.S. government-sponsored entities and agencies, primarily the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Government National Mortgage Association (“Ginnie Mae”), institutions which the government has affirmed its commitment to support.  Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2014.

Corporate Securities

The Company holds forty-five corporate securities totaling $109,469, of which twenty-five had an unrealized loss of $1,457 at December 31, 2014.  Twenty-four of the securities with an unrealized loss of $1,319 were issued by entities rated lower medium investment grade or higher.  Because the decline in fair value is attributable primarily to changes in interest rates and not credit quality and because the Company does not have the intent to sell the securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2014.

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

Included in the Company’s corporate bonds is one trust preferred security with an amortized cost of $250, which had an unrealized loss of $138, resulting in a fair value of $112 at December 31, 2014. This security was not rated. The issuer wasn’t in default, but in January of 2011 the Company was notified that this trust preferred security totaling $250 had elected to defer interest payments. The issuer is a bank holding company with operations in the Southeast. The Company considered several factors including the financial condition and near term prospects of the issuer and concluded that the decline in fair value was primarily attributable to temporary illiquidity and the financial crisis affecting these markets and not necessarily the expected cash flows of the individual security. The Company has considered the capital position of the subsidiary banks, the liquidity of the holding company, the existence and severity of publicly available regulatory agreements, and the fact that these deferrals are coming after the most severe impact of the national and regional recession. The prospect of capital formation in the current market, improving operating results of the industry overall have caused the Company to conclude that a return to normal subsidiary dividends and thus interest payments on the debt for this issuer is reasonably assured at this time. Because the Company does not have the intent to sell this security and it is likely that it will not be required to sell the security before its anticipated recovery, the Company does not consider this security to be other-than-temporarily impaired at December 31, 2014.

At December 31, 2014, the fair value of this same corporate security totaling $112 was measured using Level 3 inputs because the market for it has become illiquid, as indicated by few, if any, trades during the period.  The discount rate used in the valuation model was based on a yield of 10% that the market would require for corporate debt obligations with maturities and risk characteristics similar to the subordinated debenture being measured.

There were no credit losses recognized in earnings for the year ended December 31, 2014.

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
December 31, 2014, 2013 and 2012

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

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

The following table presents a rollforward of the credit losses recognized in earnings for the year ended December 31, 2013:

Beginning balance, January 1, 2013	$586
Amounts related to credit loss for which an other-than-temporary impairment was not previously recognized	-
Additions/Subtractions
Amounts realized for securities sold during the period	(586)
Amounts related to securities for which the company intends to sell or that it will be more likely than not that the company will be required to sell prior to recovery of amortized cost basis	-
Reductions for previous credit losses on securities charged off	-
Reductions for increase in cash flows expected to be collected that are recognized over the remaining life of the security	-
Increases to the amount related to the credit loss for which other-than-temporary was previously recognized	-
Ending balance, December 31, 2013	$-

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

Note 4 – Loans

Loans at year end were as follows:

	2014	2013
	(Dollars in thousands)

Commercial, financial and agricultural	$208,905	$202,074
Real estate:
Commercial	371,488	353,353
Residential	204,097	175,295
Acquisition, development and construction	164,303	160,498
Consumer installment	17,248	14,260
	966,041	905,480
Less allowance for loan losses	25,506	26,409
Less deferred loan origination fees (costs)	(315)	(233)
	$940,850	$879,304

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

The following tables present the activity in the allowance for loan losses by portfolio segment as of and for the years ended December 31, 2014, 2013 and 2012.

	2014
	Commercial,
	Financial and	CRE - Owner	CRE - Non Owner	Residential	ADC	ADC
	Agricultural	Occupied	Occupied	Real Estate	CSRA	Other	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$5,774	5,706	3,275	5,590	3,107	2,379	578	26,409
Charge-offs	(2,005)	(89)	(718)	(1,038)	(622)	(69)	(604)	(5,145)
Recoveries	67	96	275	37	—	—	275	750
Provision	1,571	(908)	985	2,002	(542)	10	374	3,492
Ending balance	$5,407	4,805	3,817	6,591	1,943	2,320	623	25,506

	2013
	Commercial,
	Financial and	CRE - Owner	CRE - Non Owner	Residential	ADC	ADC
	Agricultural	Occupied	Occupied	Real Estate	CSRA	Other	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$4,368	6,825	4,047	5,677	4,533	2,903	493	28,846
Charge-offs	(335)	(3,286)	(183)	(1,404)	(2,663)	(2,435)	(620)	(10,926)
Recoveries	88	9	12	117	283	194	348	1,051
Provision	1,653	2,158	(601)	1,200	954	1,717	357	7,438
Ending balance	$5,774	5,706	3,275	5,590	3,107	2,379	578	26,409

	2012
	Commercial,
	Financial and	CRE - Owner	CRE - Non Owner	Residential	ADC	ADC
	Agricultural	Occupied	Occupied	Real Estate	CSRA	Other	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$4,183	6,285	4,476	5,607	4,236	3,819	440	29,046
Charge-offs	(919)	(1,671)	(610)	(2,211)	(2,095)	(1,056)	(812)	(9,374)
Recoveries	241	43	126	88	41	168	326	1,033
Provision	863	2,168	55	2,193	2,351	(28)	539	8,141
Ending balance	$4,368	6,825	4,047	5,677	4,533	2,903	493	28,846

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

The following tables present the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2014 and 2013.

	2014
	Commercial,
	Financial and	CRE - Owner	CRE - Non Owner	Residential	ADC	ADC
	Agricultural	Occupied	Occupied	Real Estate	CSRA	Other	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$207	—	—	—	—	—	—	207
Collectively evaluated for impairment	5,200	4,805	3,817	6,591	1,943	2,320	623	25,299
	$5,407	4,805	3,817	6,591	1,943	2,320	623	25,506

Loans:
Individually evaluated for impairment	2,995	1,289	7,687	2,285	2,849	3,082	2	20,189
Collectively evaluated for impairment	205,910	218,619	143,893	201,812	107,235	51,137	17,246	945,852
	$208,905	219,908	151,580	204,097	110,084	54,219	17,248	966,041

	2013
	Commercial,
	Financial and	CRE - Owner	CRE - Non Owner	Residential	ADC	ADC
	Agricultural	Occupied	Occupied	Real Estate	CSRA	Other	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$—	—	—	—	—	—	—	—
Collectively evaluated for impairment	5,774	5,706	3,275	5,590	3,107	2,379	578	26,409
	$5,774	5,706	3,275	5,590	3,107	2,379	578	26,409

Loans:
Individually evaluated for impairment	257	791	10,985	4,228	2,585	5,470	—	24,316
Collectively evaluated for impairment	201,817	215,516	126,061	171,067	120,980	31,463	14,260	881,164
	$202,074	216,307	137,046	175,295	123,565	36,933	14,260	905,480

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

The following tables present loans individually evaluated for impairment by class of loans as of December 31, 2014 and 2013.

	2014
	Unpaid		Allowance for	Average
	Principal	Recorded	Loan Losses	Recorded
	Balance	Investment (2)	Allocated	Investment
	(Dollars in thousands)
With no related allowance recorded: (1)
Commercial, financial and agricultural:
Commerical	$2,000	611	—	1,805
Financial	—	—	—	—
Agricultural	263	206	—	231
Equity lines	—	—	—	—
Other	—	—	—	—
Commercial real estate:
Owner occupied	1,385	1,289	—	1,377
Non Owner occupied	7,907	7,687	—	7,792
Residential real estate:
Secured by first liens	2,711	2,181	—	2,229
Secured by junior liens	150	104	—	110
Acquisition, development and construction:
Residential	—	—	—	—
Other	8,518	5,931	—	7,326
Consumer	2	2	—	3
	22,936	18,011	—	20,873

With an allowance recorded:
Commercial, financial and agricultural:
Commerical	2,245	2,178	207	2,203
	2,245	2,178	207	2,203
	$25,181	20,189	207	23,076

(1) No specific allowance for credit losses is allocated to these loans since they are sufficiently collateralized or had charge-offs
(2) Excludes accrued interest receivable and loan origination fees, net due to immateriality

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

	2013
	Unpaid		Allowance for	Average
	Principal	Recorded	Loan Losses	Recorded
	Balance	Investment (2)	Allocated	Investment
	(Dollars in thousands)
With no related allowance recorded: (1)

Commercial, financial and agricultural:
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

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

The following tables present interest income on impaired loans for the years ended December 31, 2014, 2013 and 2012.

2014
	Interest	Cash Basis
	Income	Interest Income
	Recognized	Recognized
(Dollars in thousands)
Commercial, financial and agricultural:
Commerical	$—	—
Financial	—	—
Agricultural	—	—
Equity lines	—	—
Other	—	—
Commercial real estate:
Owner occupied	15	15
Non Owner occupied	324	324
Residential real estate:
Secured by first liens	25	25
Secured by junior liens	—	—
Acquisition, development and construction:
Residential	—	—
Other	43	43
Consumer	—	—
	$407	407

	2013
	Interest	Cash Basis
	Income	Interest Income
	Recognized	Recognized
	(Dollars in thousands)
Commercial, financial and agricultural:
Commerical	$—	—
Financial	—	—
Agricultural	—	—
Equity lines	—	—
Other	—	—
Commercial real estate:
Owner occupied	8	8
Non Owner occupied	751	751
Residential real estate:
Secured by first liens	19	19
Secured by junior liens	5	5
Acquisition, development and construction:
Residential	—	—
Other	36	36
Consumer	—	—
	$819	819

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

2012
	Interest	Cash Basis
	Income	Interest Income
	Recognized	Recognized
(Dollars in thousands)
Commercial, financial and agricultural:
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

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

The following tables present the aging of the recorded investment in past due loans as of December 31, 2014 and 2013 by class of loans.

	2014
	30 - 89 Days	90 Days or	Nonaccrual	Total	Loans Not
	Past Due	More Past Due	Loans	Past Due	Past Due	Total
	(Dollars in thousands)
Commercial, financial and agricultural:
Commerical	$—	—	2,865	2,865	119,815	122,680
Financial	—	—	—	—	9,355	9,355
Agricultural	276	—	206	482	9,315	9,797
Equity lines	33	—	318	351	33,298	33,649
Other	—	—	69	69	33,355	33,424
Commercial real estate:
Owner occupied	1,638	—	620	2,258	217,650	219,908
Non Owner occupied	—	—	877	877	150,703	151,580
Residential real estate:
Secured by first liens	2,919	—	3,451	6,370	190,970	197,340
Secured by junior liens	347	—	188	535	6,222	6,757
Acquisition, development and construction:
Residential	—	—	—	—	45,264	45,264
Other	258	—	5,874	6,132	112,907	119,039
Consumer	44	—	136	180	17,068	17,248
	$5,515	—	14,604	20,119	945,922	966,041

	2013
	30 - 89 Days	90 Days or	Nonaccrual	Total	Loans Not
	Past Due	More Past Due	Loans	Past Due	Past Due	Total
	(Dollars in thousands)
Commercial, financial and agricultural:
Commerical	$536	—	64	600	115,193	115,793
Financial	—	—	—	—	6,048	6,048
Agricultural	567	—	257	824	9,833	10,657
Equity lines	310	—	332	642	33,953	34,595
Other	13	—	75	88	34,893	34,981
Commercial real estate:
Owner occupied	525	—	394	919	215,388	216,307
Non Owner occupied	30	—	4,433	4,463	132,583	137,046
Residential real estate:
Secured by first liens	4,821	—	5,607	10,428	156,584	167,012
Secured by junior liens	235	—	287	522	7,761	8,283
Acquisition, development and construction:
Residential	—	—	290	290	44,939	45,229
Other	263	—	7,617	7,880	107,389	115,269
Consumer	91	—	71	162	14,098	14,260
	$7,391	—	19,427	26,818	878,662	905,480

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

Troubled Debt Restructurings:

The Company has troubled debt restructurings (TDRs) with a balance of $9,669 and $8,132 included in impaired loans at December 31, 2014 and 2013, respectively.  No specific reserves were allocated to customers whose loan terms had been modified in TDRs as of December 31, 2014 and 2013.  The Company is not committed to lend additional amounts as of December 31, 2014 and 2013 to customers with outstanding loans that are classified as TDRs.  The following tables present TDRs as of December 31, 2014 and 2013.

	2014
	Number of	Recorded
	Loans	Investment
	(Dollars in thousands)
Troubled Debt Restructurings:
Commercial, financial and agricultural:
Commerical	-	$-
Financial	-	-
Agricultural	-	-
Equity lines	-	-
Other	-	-
Commercial real estate:
Owner occupied	2	354
Non Owner occupied	4	5,878
Residential real estate:
Secured by first liens	9	1,112
Secured by junior liens	1	104
Acquisition, development and construction:
Residential	-	-
Other	3	2,221
Consumer	-	-
	19	$9,669

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

	2013
	Number of	Recorded
	Loans	Investment
	(Dollars in thousands)

Troubled Debt Restructurings:
Commercial, financial and agricultural:
Commerical	-	$-
Financial	-	-
Agricultural	-	-
Equity lines	-	-
Other	-	-
Commercial real estate:
Owner occupied	3	791
Non Owner occupied	4	5,782
Residential real estate:
Secured by first liens	8	1,307
Secured by junior liens	2	182
Acquisition, development and construction:
Residential	-	-
Other	1	70
Consumer	-	-
	18	$8,132

During the years ended December 31, 2014 and 2013, the terms of certain loans were modified as TDRs.  The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

Modifications involving a reduction of the stated interest rate of the loan were for rate reductions ranging from 1.00% to 3.15%.  Modifications involving an extension of the maturity date were for periods ranging from 23 months to 192 months.

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

The following table presents loans by class modified as TDRs that occurred during the years ended December 31, 2014 and 2013.

	Twelve Months Ended December 31, 2014			Twelve Months Ended December 31, 2013
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding	Number of	Outstanding	Outstanding
	Loans	Recorded Investment	Recorded Investment	Loans	Recorded Investment	Recorded Investment
	(Dollars in thousands)			(Dollars in thousands)

Troubled Debt Restructurings:
Commercial, financial and agricultural:
Commerical	-	$-	$-	-	$-	$-
Financial	-	-	-	-	-	-
Agricultural	-	-	-	-	-	-
Equity lines	-	-	-	-	-	-
Other	-	-	-	-	-	-
Commercial real estate:
Owner occupied	-	-	-	2	762	632
Non Owner occupied	-	-	-	3	5,779	5,662
Residential real estate:
Secured by first liens	1	287	212	2	552	402
Secured by junior liens	-	-	-	-	-	-
Acquisition, development and construction:
Residential	-	-	-	-	-	-
Other	2	2,628	2,155	1	130	70
Consumer	-	-	-	-	-	-
	3	$2,915	$2,367	8	$7,223	$6,766

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.  During the year ended December 31, 2014, one commercial real estate loan with a recorded investment of $147 prior to default resulted in a $71 charge-off during the fourth quarter of 2014 and one commercial real estate loan with a recorded investment of $330 defaulted during the third quarter of 2014.   Both defaults occurred after the twelve month period following the loan modification.

During the year ended December 31, 2013, one residential real estate loan with a recorded investment of $492 defaulted during the second quarter of 2013 and the default occurred within the twelve month period following the loan modification.

The TDRs described in the previous table increased the allowance for loan losses by $280 and resulted in charge-offs of $280 for the year ended December 31, 2014.

For the year ended December 31, 2013, the TDRs described in the previous table increased the allowance for loan losses by $151 and resulted in charge-offs of $151.

Charge-offs on such loans are factored into the rolling historical loss rate, which is used in the calculation of the allowance for loan losses.

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

The terms of certain other loans were modified during the year ended December 31, 2014 and 2013 that did not meet the definition of a TDR.  These loans have a total recorded investment as of December 31, 2014 and 2013 of $4,091 and $17,695, respectively.  The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification.  This evaluation is performed under the Company’s internal underwriting policy.

Certain loans which were modified during the year ended December 31, 2014 and 2013 and did not meet the definition of a TDR, as the modification was a delay in a payment that was considered to be insignificant, had delays in payment ranging from 30 days to 3 months in 2014 and 2013.

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
December 31, 2014, 2013 and 2012

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  As of December 31, 2014 and 2013, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows.

	2014
	Pass	Watch	Substandard	Doubtful
		(Dollars in thousands)

Commercial, financial and agricultural:
Commerical	$109,908	7,782	4,990	—
Financial	9,355	—	—	—
Agricultural	6,636	1,960	1,201	—
Equity lines	32,773	287	589	—
Other	33,012	343	69	—
Commercial real estate:
Owner occupied	201,840	14,593	3,475	—
Non Owner occupied	137,973	5,066	8,541	—
Residential real estate:
Secured by first liens	183,898	8,115	5,327	—
Secured by junior liens	6,125	149	483	—
Acquisition, development and construction:
Residential	45,264	—	—	—
Other	101,047	11,597	6,395	—
Consumer	16,919	154	175	—
	$884,750	50,046	31,245	—

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

	2013
	Pass	Watch	Substandard	Doubtful
		(Dollars in thousands)

Commercial, financial and agricultural:
Commerical	$101,134	9,707	4,952	—
Financial	6,048	—	—	—
Agricultural	9,705	—	952	—
Equity lines	33,576	486	533	—
Other	34,545	322	114	—
Commercial real estate:
Owner occupied	199,218	10,888	6,201	—
Non Owner occupied	119,057	5,654	12,335	—
Residential real estate:
Secured by first liens	146,379	13,226	7,407	—
Secured by junior liens	7,426	501	356	—
Acquisition, development and construction:
Residential	44,939	—	290	—
Other	93,071	13,310	8,888	—
Consumer	13,911	225	124	—
	$809,009	54,319	42,152	—

Related Party Loans:

The Company has direct and indirect loans outstanding to certain executive officers and directors, including affiliates, and principal holders of the Company’s securities.

The following is a summary of the activity in loans outstanding to executive officers and directors, including affiliates, and principal holders of the Company’s securities for the year ended December 31, 2014:

Dollars in thousands

Balance at beginning of year	$26,821
New loans	27,255
Effect of changes in composition of related parties	(767)
Principal repayments	(34,613)
Balance at end of year	$18,696

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

The Company is also committed to extend credit to certain directors and executives of the Company, including companies in which they are principal owners, through personal lines of credit, letters of credit, and other loan commitments.  As of December 31, 2014, available balances on these commitments to these persons aggregated approximately $11,880.

Note 5 – Real Estate Owned

The following table presents a roll forward of other real estate owned as of December 31, 2014, 2013 and 2012, respectively.

	2014	2013	2012
	(Dollars in thousands)

Beginning balance, January 1	$1,014	$3,490	$6,209
Additions	1,256	1,074	7,561
Provision charged to expense	(271)	(600)	(1,150)
Sales	(935)	(2,908)	(8,495)
Gain (loss) on sale of OREO	43	(42)	(635)
Ending balance, December 31	$1,107	$1,014	$3,490

Activity in the valuation allowance was as follows:

	2014	2013	2012
	(Dollars in thousands)

Beginning balance	$51	$1,087	$2,538
Provision charged to expense	271	600	1,150
Sales	(5)	(1,636)	(2,601)
Ending balance	$317	$51	$1,087

Expenses related to foreclosed assets include:

	2014	2013	2012
	(Dollars in thousands)

(Gain) loss on sale of OREO	$(43)	$42	$635
OREO expenses, net of rental income	88	85	196
Provision charged to expense	271	600	1,150
	$316	$727	$1,981

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

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

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
 December 31, 2014, 2013 and 2012

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
 December 31, 2014, 2013 and 2012

Assets and Liabilities Measured on a Recurring Basis

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as of December 31, 2014 and 2013.

	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Available-for-sale securities
Obligations of U.S. Government agencies	$178,744	-	178,744	-
Obligations of states and political subdivisions	101,755	-	101,755	-
Mortgage-backed securities
U.S. GSE’s MBS - residential	130,036	-	130,036	-
U.S. GSE’s CMO	124,461	-	124,461	-
Corporate bonds	109,469	-	109,357	112
Total available-for-sale securities	644,465	-	644,353	112

Loans held for sale	18,365	-	18,365	-

Mortgage banking derivatives	6	-	6	-

	$662,836	-	662,724	112
Liabilities:
Interest rate swap derivatives	1,959	-	1,959	-

	$1,959	-	1,959	-

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
 December 31, 2014, 2013 and 2012

	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Available-for-sale securities
Obligations of U.S. Government agencies	$224,062	-	224,062	-
Obligations of states and political subdivisions	110,434	-	110,434	-
Mortgage-backed securities
U.S. GSE’s MBS - residential	129,971	-	129,971	-
U.S. GSE’s CMO	79,722	-	79,722	-
Corporate bonds	105,790	-	105,680	110
Total available-for-sale securities	649,979	-	649,869	110

Loans held for sale	10,638	-	10,638	-

Mortgage banking derivatives	31	-	31	-

	$660,648	-	660,538	110

Liabilities:
Interest rate swap derivatives	768	-	768	-

	$768	-	768	-

The Company’s policy is to recognize transfers into or out of a level as of the end of the reporting period.

Transfers between Level 1 and Level 2:

No securities were transferred between Level 1 and Level 2 during the twelve months ended December 31, 2014 and 2013.

Transfers between Level 2 and Level 3:

No securities were transferred between Level 2 and Level 3 during the twelve months ended December 31, 2014 and 2013.

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
 December 31, 2014, 2013 and 2012

The following tables present a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2014 and 2013.

Fair Value Measurements Using Significant Unobservable
Inputs (Level 3)

	Total	Corporate bonds
(Dollars in thousands)

Beginning balance, January 1, 2014	$110	110
Total gains or losses (realized/unrealized)
Included in earnings
Gain (loss) on sales	-	-
Other-than-temporary impairment	-	-
Included in other comprehensive income	2	2
Purchases, sales, issuances and settlements
Purchases	-	-
Sales, Calls	-	-
Issuances	-	-
Settlements	-	-
Principal repayments	-	-
Transfers into Level 3	-	-
Transfers out of Level 3	-	-
Ending balance, December 31, 2014	$112	112

Fair Value Measurements Using Significant Unobservable
Inputs (Level 3)

	Total	Other CMO	Corporate bonds
	(Dollars in thousands)

Beginning balance, January 1, 2013	$1,684	1,576	108
Total gains or losses (realized/unrealized)
Included in earnings
Gain (loss) on sales	129	129	-
Other-than-temporary impairment	-	-	-
Included in other comprehensive income	42	40	2
Purchases, sales, issuances and settlements
Purchases	-	-	-
Sales, Calls	(1,620)	(1,620)	-
Issuances	-	-	-
Settlements	-	-	-
Principal repayments	(125)	(125)	-
Transfers into Level 3	-	-	-
Transfers out of Level 3	-	-	-
Ending balance, December 31, 2013	$110	$-	110

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
 December 31, 2014, 2013 and 2012

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

The following tables present quantitative information about level 3 fair value measurements at December 31, 2014 and 2013.

	Dec. 31,	Valuation	Unobservable	Range
	2014	Technique	Inputs	(Weighted Avg)
	(Dollars in thousands)
Available-for-sale securities Corporate bonds	112	discounted cash flow	yield	10.00%

	Dec. 31,	Valuation	Unobservable	Range
	2013	Technique	Inputs	(Weighted Avg)
	(Dollars in thousands)
Available-for-sale securities Corporate bonds	110	discounted cash flow	yield	10.00%

The significant unobservable inputs used in the fair value measurement of the Company’s corporate bonds are yields that the market would require for corporate debt obligations with similar maturities and risk characteristics.

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
 December 31, 2014, 2013 and 2012

The following table summarizes changes in unrealized gains and losses recorded in earnings for the twelve months ended December 31, 2014, 2013 and 2012 for Level 3 assets that are still held at December 31, 2014, 2013 and 2012.

		Other CMO
	2014	2013	2012
	(Dollars in thousands)

Changes in unrealized gains (losses) included in earnings	$-	$-	$(9)
Other changes in fair value	-	-	-
	$-	$-	$(9)

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2014 and 2013 are summarized below.

	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired loans (1)
Commercial, financial and agricultural	$2,582	-	-	2,582
Real estate:
Commercial	2,166	-	-	2,166
Residential	1,421	-	-	1,421
Acquisition, development and construction	5,352	-	-	5,352
Consumer installment	2	-	-	2
	$11,523	-	-	11,523

Other real estate owned
Real estate:
Commercial	$144	-	-	144
Acquisition, development and construction	435	-	-	435
	$579	-	-	579
	$12,102	-	-	12,102
(1) Includes loans directly charged down to fair value

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
 December 31, 2014, 2013 and 2012

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

The following represents impairment charges recognized during the period:

Impaired loans, which are measured for impairment using the fair value of collateral for collateral dependent loans, had a recorded investment of $11,730, with a valuation allowance of $207, resulting in an additional provision for loan losses of $2,038 for the year ended December 31, 2014.

As of December 31, 2013, impaired loans had a recorded investment of $9,135, resulting in an additional provision for loan losses of $2,879 for the year ending 2013.

Other real estate owned, which is carried at fair value less costs to sell, was $579 which consisted of the outstanding balance of $896, less a valuation allowance of $317, resulting in a write down of $266 for the year ending 2014.

As of December 31, 2013, other real estate owned was $149 which consisted of the outstanding balance of $200, less a valuation allowance of $51, resulting in a write down of $51 for the year ending 2013.

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
 December 31, 2014, 2013 and 2012

The following tables present quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2014 and 2013.

	Dec. 31,	Valuation	Unobservable	Range
	2014	Techniques	Inputs	(Weighted Avg)
	(Dollars in thousands)
Impaired loans
Commercial, financial and agricultural	2,582	sales comparison	adjustment for	7.00% - 50.00% (28.50%)
			differences between
			the comparable sales

		income approach	capitalization rate	9.39%

		liquidation value

Real estate:
Commercial	2,166	sales comparison	adjustment for	0.00% - 70.99% (19.92%)
			differences between
			the comparable sales

		income approach	capitalization rate	8.25% - 10.00% (8.97%)

		liquidation value

Residential	1,421	sales comparison	adjustment for	1.30% - 24.46% (7.24%)
			differences between
			the comparable sales

Acquisition, development and construction	5,352	sales comparison	adjustment for	0.00% - 161.40% (28.55%)
			differences between
			the comparable sales

		income approach	discount rate	9.50% - 10.00% (9.69%)

Consumer installment	2	liquidation value

Other real estate owned
Real estate:
Commercial	144	sales comparison	adjustment for	0.00% - 25.00% (12.50%)
			differences between
			the comparable sales

Acquisition, development and construction	435	sales comparison	adjustment for	5.00% - 60.00% (27.12%)
			differences between
			the comparable sales

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
 December 31, 2014, 2013 and 2012

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
 December 31, 2014, 2013 and 2012

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
 December 31, 2014, 2013 and 2012

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

The carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2014 and 2013, not previously presented, are as follows:

	December 31, 2014
	Carrying	Fair Value Measurements
	amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$35,995	35,995	35,995	-	-
Loans, net	929,327	925,997	-	-	925,997
Restricted equity securities	4,398	N/A
Financial liabilities:
Deposits with stated maturities	375,808	376,607	-	376,607	-
Deposits without stated maturities	1,088,056	1,088,056	1,088,056	-	-
Securities sold under repurchase agreements	10,678	10,678	10,678	-	-
Advances from FHLB	64,000	67,551	-	67,551	-
Subordinated debentures	20,000	14,886	-	-	14,886

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
 December 31, 2014, 2013 and 2012

	December 31, 2013
	Carrying	Fair Value Measurements
	amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$47,336	47,336	47,336	-	-
Loans, net	870,169	869,348	-	-	869,348
Restricted equity securities	4,870	N/A
Financial liabilities:
Deposits with stated maturities	377,996	379,247	-	379,247	-
Deposits without stated maturities	1,076,807	1,076,807	1,076,807	-	-
Securities sold under repurchase agreements	808	808	808	-	-
Advances from FHLB	64,000	68,309	-	68,309	-
Subordinated debentures	21,547	16,258	-	-	16,258

Note 7 – Premises and Equipment

Premises and equipment at December 31, 2014 and 2013 are summarized as follows:

	2014	2013
	(Dollars in thousands)

Land	$9,109	$8,402
Buildings	24,620	24,654
Furniture and equipment	16,278	18,482

	50,007	51,538

Less accumulated depreciation	22,165	24,535
	$27,842	$27,003

Depreciation expense amounted to $2,061, $1,869 and $2,101, in 2014, 2013 and 2012, respectively.

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
 December 31, 2014, 2013 and 2012

Note 8 – Commitments

The Company is committed under various operating leases for office space and equipment.  At December 31, 2014, minimum future lease payments under non-cancelable real property and equipment operating leases are as follows:

(Dollars in thousands)

2015	$298
2016	239
2017	144
2018	73
2019	-
2020 & Beyond	-
$754

Rent and lease expense for all building, equipment, and furniture rentals totaled $237, $258, and $280, for the years ended December 31, 2014, 2013, and 2012, respectively.

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

Unfunded commitments to extend credit where contract amounts represent potential credit risk totaled $171,911 and $188,919, at December 31, 2014 and 2013, respectively. This includes standby letters of credit of $5,730 at December 31, 2014 and $4,050 at December 31, 2013.  These commitments are primarily at variable interest rates. Fixed rate commitments totaled $36,924 and $50,202 at December 31, 2014 and 2013, respectively.  The rates on these commitments ranged from 1.90% to 16.00% at December 31, 2014 and at December 31, 2013.  Maturity dates ranged from 1/2/2015 to 7/21/2024, at December 31, 2014, and 1/2/2014 to 7/21/2024 at December 31, 2013.

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

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
 December 31, 2014, 2013 and 2012

Note 9 – Deposits

Time deposits that meet or exceed the FDIC Insurance limit of $250,000 at December 31, 2014 and 2013 totaled $58,396 and $70,133, respectively.

At December 31, 2014, scheduled maturities of certificates of deposit are as follows:

Dollars in thousands

2015	$179,775
2016	102,371
2017	66,551
2018	17,913
2019	8,226
Thereafter	972
Total	$375,808

Brokered deposits as of December 31, 2014 and 2013 totaled $188,094 and $161,706, respectively.

Note 10 – Borrowings

Securities Sold Under Repurchase Agreements

The securities sold under repurchase agreements are collateralized by obligations of the U.S. Government or its corporations and agencies, state and municipal securities, corporate bonds, or mortgage-backed securities. The aggregate carrying value of such agreements for corporate customers at December 31, 2014 and 2013 was $15,448 and $1,755, respectively.  The repurchase agreements at December 31, 2014 mature on demand.  The following table summarizes pertinent data related to the securities sold under the agreements to repurchase as of and for the years ended December 31, 2014, 2013 and 2012.

	2014	2013	2012
	(Dollars in thousands)

Securities Sold Under Repurchase Agreements
Weighted average borrowing rate at year-end	0.40%	0.40%	0.40%

Weighted average borrowing rate during the year	0.41%	0.50%	0.63%

Average daily balance during the year	$1,206	1,247	1,895

Maximum month-end balance during the year	10,711	10,718	10,745

Balance at year-end	10,678	808	976

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
 December 31, 2014, 2013 and 2012

Advances from Federal Home Loan Bank

The Company has an available line of credit from the Federal Home Loan Bank of Atlanta (FHLB) in an amount not to exceed 10% of total assets.  The line of credit is reviewed annually by the FHLB.  The following advances were outstanding under this line at December 31, 2014 and 2013.

	2014	Rate	2013	Rate
	(Dollars in thousands)

Due January 18, 2017	$15,000	1.290%	$15,000	1.290%
Due July 17, 2017	10,000	1.033%	10,000	1.033%
Due July 26, 2017	10,000	4.406%	10,000	4.406%
Due January 31, 2018	10,000	2.475%	10,000	2.475%
Due January 27, 2019 convertible flipper	5,000	4.100%	5,000	4.100%
Due April 22, 2019 convertible flipper	8,000	4.750%	8,000	4.750%
Due May 22, 2019 convertible flipper	6,000	4.680%	6,000	4.680%
	$64,000		$64,000

Total weighted average rate	2.89%		2.89%

The FHLB has the option to convert the fixed-rate advances and convertible advances to three-month, LIBOR-based floating-rate advances at various dates throughout the terms of the advances.

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
 December 31, 2014, 2013 and 2012

At December 31, 2014, the Company has pledged, under a blanket floating lien, eligible first mortgage loans with unpaid balances which, when discounted at approximately 79% of such unpaid principal balances, total $116,786.  The Company has also pledged for this lien eligible commercial real estate loans with unpaid balances which, when discounted at approximately 56% of such unpaid principal balances, total $51,138.

Other Borrowed Funds

The Company maintains a borrowing facility at the Federal Reserve Bank, under the Borrower-In-Custody Program, which had $0 outstanding at December 31, 2014 and 2013.  The borrowing capacity is based upon the loan collateral value.  At December 31, 2014, the Company pledged eligible loans with unpaid balances, which when discounted at approximately 76% of such unpaid principal balances, total $65,393.

Note 11 – Subordinated Debentures

In December 2005 the Company issued $10,000 of unsecured subordinated debentures to Southeastern Bank Financial Statutory Trust I (“Trust I”) and in March 2006 the Company issued $10,000 of unsecured subordinated debentures to Southeastern Bank Financial Trust II (“Trust II”).  These debentures bear interest at three-month LIBOR plus 1.40% (1.64% at December 31, 2014), adjusted quarterly.  Trust I and Trust II are wholly owned subsidiaries of the Company, but are not considered the primary beneficiaries of these trusts (variable interest entities); therefore, the trusts are not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability.  Trust I and Trust II acquired these debentures using the proceeds of their offerings of $10,000 of Trust Preferred Securities to outside investors.  The Trust Preferred Securities qualify as Tier 1 capital under Federal Reserve Board guidelines up to certain limits and accrue and pay distributions quarterly at a variable per annum rate of interest, reset quarterly, equal to LIBOR plus 1.40% of the stated liquidation amount of $1 thousand dollars per Capital Security.  The Company has entered into contractual arrangements which constitute a full, irrevocable and unconditional guarantee on a subordinated basis by the Company of the obligations of Trust I and Trust II under the Trust Preferred Securities.

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

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
 December 31, 2014, 2013 and 2012

In May 2009 the Company issued a $2,947 unsecured subordinated debenture, which bears interest at a rate of 8.0% per annum, to a related party, R.W. Pollard Enterprises, LLLP.  The Company is not considered the primary beneficiary of this entity (variable interest entity); therefore, the entity is not consolidated in the Company’s financial statements, but rather the subordinated debenture is shown as a liability.  The Company used the proceeds to increase capital at the Bank.  The debenture matured on May 14, 2014 but the Company had the right to redeem the debenture, in whole or in part, at any time after May 14, 2012.  As specified in the indenture, if the debenture was redeemed prior to maturity, the redemption price would be the principal amount plus any accrued and unpaid interest.   On May 14, 2012, the Company redeemed $1,400 of the debenture and on May 14, 2014, the Company redeemed the remaining $1,547 upon maturity.

Note 12 – Income Taxes

Income tax (benefit) expense for the years ended December 31, 2014, 2013 and 2012 consists of the following:

	2014	2013	2012
	(Dollars in thousands)
Current tax (benefit) expense:
Federal	$7,484	$5,838	$6,531
State	715	432	386
Total current	8,199	6,270	6,917
Deferred tax expense (benefit)
Federal	(606)	761	(533)
State	(111)	116	102
Total deferred	(717)	877	(431)
Total income tax (benefit) expense	$7,482	$7,147	$6,486

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
 December 31, 2014, 2013 and 2012

Income tax (benefit) expense differed from the amount computed by applying the statutory Federal corporate tax rate of 35% in 2014, 2013 and 2012 to income before income taxes as follows:

	Years ended December 31
	2014	2013	2012
	(Dollars in thousands)
Computed “expected” tax (benefit) expense	$8,440	$8,223	$7,322
Increase (decrease) resulting from:
Tax-exempt interest income	(1,005)	(1,040)	(927)
Nondeductible interest expense	32	33	35
State income tax, net of Federal tax effect	393	356	286
Earnings on cash surrender value of bank-owned life insurance	(407)	(415)	(389)
Life insurance proceeds from bank-owned life insurance	—	(51)	—
Nondeductible stock compensation expense	—	2	16
Meals, entertainment, and club dues	80	80	72
Other, net	(51)	(41)	71
	$7,482	$7,147	$6,486

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
 December 31, 2014, 2013 and 2012

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2014 and 2013 are presented below:

	2014	2013
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan losses	$9,797	$10,098
Deferred compensation	4,988	4,064
Writedowns of Other Real Estate	122	—
Fair value adjustment on cash flow hedge	762	299
Unrealized loss on investment securities available for sale	—	6,132
Other	868	872
Total deferred tax assets	16,537	21,465
Deferred tax liabilities:
Unrealized gain on investment securities available for sale	(807)	—
Writedowns of Other Real Estate	—	(20)
Depreciation	(115)	(18)
Prepaid assets and other	(181)	(316)
Other	(171)	(88)
Total deferred tax liabilities	(1,274)	(442)
Net deferred tax asset	$15,263	$21,023

A valuation allowance is required for deferred tax assets if, based on available evidence, it is more likely than not that all or some portion of the asset may not be realized due to the inability to generate sufficient taxable income in the period and/or of the character necessary to utilize the benefit of the deferred tax asset.  In making this assessment, all sources of taxable income available to realize the deferred tax asset are considered including taxable income in prior carry-back years, future reversals of existing temporary differences, tax planning strategies and future taxable income exclusive of reversing temporary differences and carryforwards.  Based on management’s assessment, no valuation allowance was deemed necessary at December 31, 2014.

The Company and its subsidiary are subject to U.S. federal income tax as well as income tax of the state of Georgia and South Carolina.  The Company is no longer subject to examination by federal and state taxing authorities for years before 2011.

The total amount of interest and penalties related to income taxes recorded in the consolidated statements of comprehensive income for the year ended December 31, 2014, 2013 and 2012 was not material.

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
 December 31, 2014, 2013 and 2012

Note 13 – Related Party Transactions

Deposits include accounts with certain directors and executives of the Company, including affiliates, and principal holders of the Company’s securities.  As of December 31, 2014 and 2013, these deposits totaled approximately $23,336 and $34,478, respectively.  See Note 4 for discussion of related party loans and Note 11 for discussion of related party debt.

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

Quantitative measures established by regulation to ensure capital adequacy require minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2014, that the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 2014, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.  Management is not aware of the existence of any conditions or events occurring subsequent to December 31, 2014 which would affect the Bank’s well capitalized classification.

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
 December 31, 2014, 2013 and 2012

Actual capital amounts and ratios for the Company are presented in the following table as of December 31, 2014 and 2013, on a consolidated basis and for GB&T individually:

					To be well capitalized
			For capital adequacy		under prompt corrective
	Actual		purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Southeastern Bank Financial Corporation
As of December 31, 2014:
Total Capital (to risk-weighted assets)	$189,832	16.23%	$93,586	8.00%	N/A	N/A
Tier I Capital - risk-based (to risk-weighted assets)	175,075	14.97%	46,793	4.00%	N/A	N/A
Tier I Capital - leverage (to qtrly average assets)	175,075	9.86%	71,039	4.00%	N/A	N/A
As of December 31, 2013:
Total Capital (to risk-weighted assets)	$175,918	15.44%	$91,124	8.00%	N/A	N/A
Tier I Capital - risk-based (to risk-weighted assets)	161,530	14.18%	45,562	4.00%	N/A	N/A
Tier I Capital - leverage (to qtrly average assets)	161,530	9.37%	68,977	4.00%	N/A	N/A

Georgia Bank & Trust Company:
As of December 31, 2014:
Total Capital (to risk-weighted assets)	$182,116	15.60%	$93,414	8.00%	$116,768	10.00%
Tier I Capital - risk-based (to risk-weighted assets)	167,385	14.33%	46,707	4.00%	70,061	6.00%
Tier I Capital - leverage (to qtrly average assets)	167,385	9.44%	79,798	4.50%	88,665	5.00%
As of December 31, 2013:
Total Capital (to risk-weighted assets)	$170,599	14.99%	$91,018	8.00%	$113,772	10.00%
Tier I Capital - risk-based (to risk-weighted assets)	156,227	13.73%	45,509	4.00%	68,263	6.00%
Tier I Capital - leverage (to qtrly average assets)	156,227	9.07%	77,489	4.50%	86,099	5.00%

Southeastern Bank Financial Corporation and Georgia Bank and Trust Company are regulated by the Department of Banking and Finance of the State of Georgia (DBF).  The DBF requires that state banks in Georgia generally maintain a minimum ratio of Tier 1 capital to total assets of four and one-half percent (4.50%) for banks and four percent (4.00%) for holding companies.  These ratios are shown in the preceding table as Tier 1 Capital – leverage (to quarterly average assets).  The Company’s ratio at 9.86% and the Bank’s ratio at 9.44% exceed the minimum required, at December 31, 2014.

Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies to 50% of the preceding year’s earnings.  Based on this limitation, the amount of cash dividends available for payment in 2015 from GB&T is approximately $8,702, subject to maintenance of the minimum capital requirements and compliance with other banking regulations regarding the payment of dividends.

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
 December 31, 2014, 2013 and 2012

Note 15 – Employee Benefit Plans

The Company has an employee savings plan (the Plan) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code.  Under the Plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit.  The Company has the option to make discretionary payments to the Plan. For the years ended December 31, 2014, 2013 and 2012, the Company contributed $874, $910 and $944, respectively, to the Plan, which is 5% of the annual salary of all eligible employees for 2014, 2013 and 2012.

Salary Continuation Agreements

The Company also has salary continuation agreements in place with certain key officers. Such agreements are structured with differing benefits based on the participant’s overall position and responsibility.  These agreements provide the participants with a supplemental income upon retirement at age 65, additional incentive to remain with the Company in order to receive these deferred retirement benefits and a compensation package that is competitive in the market.  These agreements vest over a ten year period, require a minimum number of years service, and contain change of control provisions.  All benefits would cease in the event of termination for cause, and if the participant’s employment were to end due to disability, voluntary termination or termination without cause, the participant would be entitled to receive certain reduced benefits based on vesting and other conditions.  The estimated cost of an annuity to pay this obligation is being accrued over the vesting period for each officer.  The Company recognized expense of $2,126, $324 and $2,249, during 2014, 2013 and 2012, respectively, related to these agreements.  The total amount accrued at December 31, 2014 and 2013 was $12,598 and $10,628, respectively.

The following tables set forth the status of the salary continuation agreements at December 31, 2014, 2013 and 2012.

	2014	2013	2012
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$10,628	$10,404	$8,226
Service cost	553	780	783
Interest cost	532	468	438
Cumulative effect of change in discount rate	1,041	(924)	1,029
Benefits paid	(156)	(100)	(72)
Projected benefit obligation at end of year	$12,598	$10,628	$10,404

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

Assumptions used to determine the benefit obligation at year end:

	2014	2013
Discount rate	4.50%	5.25%

Total contractual obligation at year end assuming no forfeitures or terminations:

	2014	2013
Full benefit	$30,054	$30,210
Vested benefit	21,395	20,286

At December 31, 2014 the estimated payments to be made over the next five years are as follows:

2015	$125
2016	535
2017	662
2018	774
2019	806
$2,902

Note 16 – Stock-Based Compensation

The purpose of these plans is to enhance stockholder investment by attracting, retaining and motivating key employees, officers, directors and independent contractors of the Company, and to encourage stock ownership by such persons by providing them with a means to acquire a proprietary interest in the Company’s success, and to align the interests of management with those of stockholders.

Stock Option Plan

During 2000, the Company adopted the 2000 Long-Term Incentive Plan (the 2000 Plan) which allows for stock option awards for up to 278,300 shares of the Company’s common stock to employees and officers of the Company.  Under the provisions of the 2000 Plan, the option price is determined by a committee of the board of directors at the time of grant and may not be less than 100% of the fair value of the common stock on the date of the grant of such option.  Generally, when granted, these options vest over a five-year period.  However, there were 11,000 options granted in 2005, that vest based on specific loan growth performance targets.  All options must be exercised within a ten-year period.  As of December 31, 2007, all options under this plan had been issued.  As of December 31, 2014, due to employee terminations and expiration of granted options, 135,093 options have reverted back to the option pool and are available for re-granting as non-qualified options under the 2000 Plan.

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

During 2006, the Company adopted the 2006 Long-Term Incentive Plan (the 2006 Plan), approved by shareholders at the annual meeting, which allows for stock options awards for up to 275,000 shares of the Company’s common stock to key employees, officers, directors and independent contractors providing material services to the Company.  Under the provisions of the 2006 Plan, the option price is determined by a committee of the board of directors at the time of grant and may not be less than 100% of the fair value of the common stock on the date of the grant of such option.  Notwithstanding the foregoing, in the case of an Incentive Stock Option granted to a Participant who is a Ten Percent or more Stockholder, the Option Price shall not be less than one hundred and ten percent (110%) of the Fair Market Value of the Common Stock on the Date of Grant.  Generally, when granted, these options vest over a five-year period.  All options must be exercised within a ten year period from the date of the grant; however, options issued to a ten percent or more stockholder must be exercised within a five year period from its date of grant.  As of December 31, 2014 and 2013, total options, issued and outstanding, granted under this Plan were 83,967 and 88,967, respectively. As of December 31, 2014, 128,033 shares remain available for future grants under this Plan.

The Company periodically purchases treasury stock and may use it for stock option exercises, when available.  If treasury stock is not available, additional stock is issued.  The Company repurchased 1,282 shares of treasury stock during 2014 and did not repurchase shares of treasury stock during 2013.  The Company did not issue any shares of treasury stock or additional stock in relation to exercised stock options in 2014 and issued 2,420 shares of treasury stock in relation to exercised stock options in 2013.

The Company is required to compute the fair value of options at the date of grant and to recognize such costs as compensation expense ratably over the vesting period of the options.  For the year ended December 31, 2014, no expense was recognized.  For the years ended December 31, 2013 and 2012, the Company recognized $6 and $45, respectively, as compensation expense resulting from all stock options.

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

There were no stock options granted during 2014, 2013 and 2012.

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

A summary of activity for stock options with a specified vesting period follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Options outstanding - December 31, 2013	139,750	$33.79	2.59
Granted in 2014	-	-	-
Options exercised in 2014	-	-	-
Options lapsed in 2014	(5,000)	28.35	-
Options expired in 2014	(5,500)	26.36	-
Options Outstanding - December 31, 2014	129,250	$34.32	1.59	-

Fully vested or expected to vest	129,250	$34.32	1.59	-

Exercisable at December 31, 2014	129,250	$34.32	1.59	-

Information related to the stock options that vest over a specified period follows:

	2014	2013	2012
	(Dollars in thousands, except per share data)

Intrinsic value of options exercised	$—	3	—
Cash received from option exercises	—	43	—
Fair market value of stock received from option exercises	—	46	—

All stock options issued are incentive stock options and therefore, no tax benefit is realized.

As of December 31, 2014, there was no unrecognized compensation cost related to nonvested options that vest over a five year period.

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

The following table provides information for stock options that vest based on specific loan growth performance targets.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Options outstanding - December 31, 2013	5,500	$31.18	1.50	-
Options lapsed in 2014	-	-	-	-
Options Outstanding - December 31, 2014	5,500	$31.18	0.50	$-

Exercisable at December 31, 2014	2,750	$31.18	0.50	$-

As of December 31, 2014 and December 31, 2013, there was no unrecognized compensation cost related to nonvested options granted based on performance.

Restricted Stock Award Plan

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

A summary of changes in the Company’s nonvested shares for the year ended December 31, 2014 is as follows:

Weighted Avg
	Number of	Grant-Date
	Shares	Fair Value

Nonvested at January 1, 2014	-	$-
Granted	63,000	21.60
Vested	-	-
Forfeited	-	-
Nonvested at December 31, 2014	63,000	$21.60

As of December 31, 2014, there was $972 of total unrecognized compensation cost related to nonvested shares granted under the Plan.  The cost is being recognized over a period of thirty-five months.

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

Note 17 – Other Operating Expenses

Components of other operating expenses exceeding 1% of total revenues include the following for the years ended December 31, 2014, 2013, and 2012:

	2014	2013	2012
	(Dollars in thousands)

Marketing and business development	$1,840	$1,821	$1,661
Processing expense	3,015	2,127	1,949
Legal and professional fees	1,980	1,552	1,561
Data processing expense	1,484	1,566	1,472
FDIC Insurance	1,047	1,147	1,517
Loan costs (excluding ORE)	1,263	1,333	986
Communication expense	937	816	724
Other expense	2,647	2,561	2,430
Total other operating expense	$14,213	$12,923	$12,300

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

During May 2011, the Company entered into two interest rate swaps with notional amounts totaling $10,000 which were designated as cash flow hedges of certain subordinated debentures and were determined to be fully effective during all periods presented.  As such, no amount of ineffectiveness has been included in net income.  Therefore, the aggregate fair value of the swaps is recorded in other liabilities with changes in fair value recorded in other comprehensive income. The amount included in accumulated other comprehensive income would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain highly effective during the remaining terms of the swaps.

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

Summary information about the interest rate swaps designated as cash flow hedges as of December 31, 2014 and December 31, 2013 is as follows:

	December 31, 2014	December 31, 2013
	(Dollars in thousands)

Notional Amounts	$10,000	$10,000
Weighted average pay rates	5.35%	5.35%
Weighted average receive rates	1.64%	1.64%
Weighted average maturity	14.08 years	15.08 years
Unrealized losses	$1,959	$768

The swaps were forward starting and had effective dates of March 15, 2012 and June 15, 2012. Interest expense recorded on these swap transactions totaled $376, $372 and $237 at December 31, 2014, 2013 and 2012, respectively and is reported as a component of interest expense in other borrowings.

If the fair value falls below specified levels, the Company is required to pledge collateral against these derivative contract liabilities.  As of December 31, 2014, the Company had pledged $2,085 with the counterparty.  Under certain circumstances, including a downgrade of its credit rating below specified levels, the counterparty is required to pledge collateral against these derivative contract liabilities.  As of December 31, 2014, no collateral had been received from the counterparty.

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

Note 19 – Parent Company Only Condensed Financial Statements

The following represents Parent Company only condensed financial information of Southeastern Bank Financial Corporation:

Condensed Balance Sheets

	December 31
	2014	2013
	(Dollars in thousands)
Assets

Cash and cash equivalents	$6,759	6,209
Investment in banking subsidiaries	168,793	146,735
Premises and equipment, net	586	631
Deferred tax asset, net	983	353
Income tax receivable	158	-
Other assets	24	23
	$177,303	153,951

Liabilities and Stockholders’ Equity

Liabilities:
Interest rate swap derivatives	$1,959	768
Accrued interest and other liabilities	58	67
Subordinated debentures	20,000	21,547
Total liabilities	22,017	22,382

Stockholders’ equity	155,286	131,569
	$177,303	153,951

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

Condensed Statements of Income

	Years ended December 31
	2014	2013	2012
	(Dollars in thousands)
Income:
Dividend income	$6,310	4,211	4,062
Interest income on interest-bearing deposits in other banks	1	2	4
Miscellaneous income	102	102	102
	6,413	4,315	4,168

Expense:
Interest expense	763	846	792
Salaries and other personnel expense	389	-	-
Occupancy expense	59	60	59
Other operating expense	160	145	138
	1,371	1,051	989

Income before equity in undistributed earnings of banking subsidiaries	5,042	3,264	3,179

Equity in undistributed earnings of banking subsidiaries	11,104	12,722	10,913

Income tax benefit	(486)	(360)	(343)

Net income	$16,632	16,346	14,435

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

Condensed Statements of Cash Flows

	Year Ended December 31
	2014	2013	2012
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$16,632	16,346	14,435
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	45	45	45
Deferred income tax benefit	(166)	-	(54)
Equity in undistributed earnings of banking subsidiaries	(11,104)	(12,722)	(10,913)
Stock-based compensation expense	389	-	-
Decrease in accrued interest payable and other liabilities	(10)	(4)	(35)
(Increase) decrease in other assets	(159)	629	(250)
Net cash provided by operating activities	5,627	4,294	3,228

Cash flows from financing activities:
Payments of subordinated debentures	(1,547)	-	(1,400)
Purchase of treasury stock	(31)	-	(83)
Payment of cash dividends	(3,499)	(2,605)	-
Proceeds from stock options exercised, net of stock redeemed	-	43	-
Net cash used in financing activities	(5,077)	(2,562)	(1,483)

Net increase in cash and cash equivalents	550	1,732	1,745

Cash and cash equivalents at beginning of year	6,209	4,477	2,732

Cash and cash equivalents at end of year	$6,759	6,209	4,477

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

Note 20 – Other Comprehensive Income (Loss)

Other comprehensive income (loss) for the Company consists of changes in net unrealized gains and losses on investment securities available-for-sale and interest rate swap derivatives.  The following table presents a summary of the accumulated other comprehensive income balances, net of tax.

	Unrealized	Unrealized	Accumulated Other
	Gain (Loss) on	Gain (Loss) on	Comprehensive
	Derivatives	Securities	Income (Loss)
	(Dollars in thousands)

Balance, December 31, 2011	$(1,382)	$5,018	$3,636

Current Year change	(94)	4,410	4,316
Balance, December 31, 2012	$(1,476)	$9,428	$7,952

Current Year change	1,007	(19,060)	(18,053)
Balance, December 31, 2013	$(469)	$(9,632)	$(10,101)

Current Year change	(728)	10,900	10,172
Balance, December 31, 2014	$(1,197)	$1,268	$71

The following table presents reclassifications out of accumulated other comprehensive income (loss).

	Years Ended December 31,
	2014	2013	2012
	Amount reclassified	Amount reclassified	Amount reclassified
Details about Accumulated	from Accumulated	from Accumulated	from Accumulated	Affected line item in the
Other Comprehensive Income	Other Comprehensive	Other Comprehensive	Other Comprehensive	Statement where Net Income is
Components	Income	Income	Income	presented
(Dollars in thousands)
Unrealized gains and losses on
available-for-sale securities
	$825	$(895)	$321	Realized gain (loss) on sale of securities
	-	-	(9)	Impairment expense
	825	(895)	312	Total before tax
	$(256)	$272	$(97)	Tax (expense) benefit
	$569	$(623)	$215	Net of tax

SOUTHEASTERN BANK FINANCIAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012

Note 21 – Quarterly Financial Data (Unaudited)

The supplemental quarterly financial data for the years ended December 31, 2014 and 2013 is summarized as follows:

	Quarters ended
	March 31,	June 30,	September 30,	December 31,
	2014	2014	2014	2014
	(Dollars in thousands)

Interest income	$14,829	15,277	15,243	15,601
Interest expense	2,257	2,247	2,187	2,195
Net interest income	12,572	13,030	13,056	13,406
Provision for loan losses	1,057	1,011	876	548
Noninterest income	4,091	4,523	5,216	5,200
Noninterest expense	10,113	10,641	11,055	11,679
Net income	3,806	4,044	4,382	4,400
Net income per share - basic	0.57	0.61	0.66	0.66
Net income per share - diluted	0.57	0.60	0.65	0.66

	Quarters ended
	March 31,	June 30,	September 30,	December 31,
	2013	2013	2013	2013
	(Dollars in thousands)

Interest income	$15,689	15,662	15,556	15,407
Interest expense	2,500	2,360	2,326	2,328
Net interest income	13,189	13,302	13,230	13,079
Provision for loan losses	1,745	2,414	1,887	1,392
Noninterest income	4,814	5,226	4,862	3,595
Noninterest expense	10,761	10,288	10,214	9,103
Net income	3,776	4,002	4,202	4,366
Net income per share - basic	0.57	0.60	0.63	0.65
Net income per share - diluted	0.57	0.60	0.63	0.65

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.   Controls and Procedures

As of the end of the period covered by this report, our management, including our Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) that is required to be included in the Company’s periodic filings with the Securities and Exchange Commission.  During the fourth quarter of 2014, there were no significant changes in the Company’s internal controls that materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

Management has assessed the effectiveness of the Southeastern Bank Financial Corporation’s internal control over financial reporting as of December 31, 2014.  In making our assessment, management has utilized the framework published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in the 2013 “Internal Control-Integrated Framework”.  Based on our assessment, management has concluded that, as of December 31, 2014, internal control over financial reporting was effective. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by Crowe Horwath LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ R. Daniel Blanton
Chief Executive Officer
(principal executive officer)

/s/ Ronald L. Thigpen
President and Chief Operating Officer

/s/ Darrell R. Rains
Chief Financial Officer
(principal financial officer)

Date: February 27, 2015

Report of Independent Registered Public Accounting Firm on Internal Control
Over Financial Reporting

We have audited Southeastern Bank Financial Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Southeastern Bank Financial Corporation’s  management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, included in Item 9.A. of the Company’s Annual Report on Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Southeastern Bank Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Southeastern Bank Financial Corporation as of December 31, 2014 and 2013 and the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014, and our report dated February 27, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ Crowe Horwath LLP

Franklin, Tennessee
February 27, 2015

Item 9B.  Other Information

None.
PART III

Item 10.  Directors and Executive Officers and Corporate Governance

The Company has adopted a Code of Ethics applicable to its senior financial officers. A copy is available, without charge, upon telephonic or written request addressed to Ronald L. Thigpen, President, Chief Operating Officer and Assistant Corporate Secretary, Southeastern Bank Financial Corporation, 3530 Wheeler Road, Augusta, Georgia 30909, telephone (706) 738-6990.  The Code of Ethics is also incorporated by reference as an exhibit to this Annual Report on Form 10-K. The remaining information in response to this item is incorporated by reference to the Company’s definitive Proxy Statement for use in connection with the 2015 annual meeting of shareholders (which definitive Proxy Statement shall be filed with the commission not later than April 30, 2015).

Item 11.  Executive Compensation

Information in response to this item is incorporated by reference to the Company’s definitive Proxy Statement for use in connection with the 2015 annual meeting of shareholders (which definitive Proxy Statement shall be filed with the commission not later than April 30, 2015).

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information regarding compensation plans under which equity securities of the Company are authorized for issuance. All data is presented as of December 31, 2014.

Equity Compensation Plan Table
	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	134,750	$34.19	263,126
Equity compensation plans not approved by security holders	0	0	0
TOTAL	134,750	$34.19	263,126

Additional information in response to this item is incorporated by reference to the Company’s definitive Proxy Statement for use in connection with the 2015 annual meeting of shareholders (which definitive Proxy Statement shall be filed with the commission not later than April 30, 2015).

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information in response to this item is incorporated by reference to the Company’s definitive Proxy Statement for use in connection with the 2015 annual meeting of shareholders (which definitive Proxy Statement shall be filed with the commission not later than April 30, 2015).

Item 14.  Principal Accountant Fees and Services

Information in response to this item is incorporated by reference to the Company’s definitive Proxy Statement for use in connection with the 2015 annual meeting of shareholders (which definitive Proxy Statement shall be filed with the Commission not later than April 30, 2015).

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

147

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

149

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

14.1	Code of Ethics (Incorporated by reference to Exhibit 14.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.)

21.1	Subsidiaries of the Company (Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.)

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification by the Chief Executive Officer (principal executive officer)

31.2	Certification by the Chief Financial Officer (principal financial officer)

32.1	Certification by the Chief Executive Officer and Chief Financial Officer

101	Interactive Data Files providing financial information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 in XBRL (eXtensible Business Reporting Language).

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

February 27, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

February 27, 2015

SIGNATURE	TITLE

/s/ Robert W. Pollard, Jr.	Chairman of the Board
Robert W. Pollard, Jr.	and Director

/s/ Randolph R. Smith, M.D.	Vice Chairman of the Board
Randolph R. Smith, M.D.	and Director

/s/ R. Daniel Blanton	Chief Executive Officer
R. Daniel Blanton	and Director (Principal Executive Officer)

/s/ Ronald L. Thigpen	President, Chief
Ronald L. Thigpen	Operating Officer and Director

/s/ Darrell R. Rains	Group Vice President and Chief
Darrell R. Rains	Financial Officer (Principal Financial and Accounting Officer)

/s/ William J. Badger	Director
William J. Badger

/s/ Warren A. Daniel	Director
Warren A. Daniel

/s/ Edward G. Meybohm	Director
Edward G. Meybohm

/s/ John W. Trulock, Jr.	Director
John W. Trulock, Jr.

/s/ Patrick D. Cunning	Director
Patrick D. Cunning

/s/ Larry S. Prather, Sr.	Director
Larry S. Prather, Sr.

EXHIBIT INDEX

(a)	Exhibits

3.1	Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.)

3.2	Bylaws of the Company (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.)

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

154

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

156

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

14.1	Code of Ethics (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.)

21.1	Subsidiaries of the Company (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.)

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification by the Chief Executive Officer (principal executive officer)

31.2	Certification by the Chief Financial Officer (principal financial officer)

32.1	Certification by the Chief Executive Officer and Chief Financial Officer

101	Interactive Data Files providing financial information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 in XBRL (eXtensible Business Reporting Language).

* Denotes a management compensatory agreement or arrangement.

