Form 10-Q
period 2015-03-31
Southeastern Bank Financial CORP
filed 2015-04-24
CIK 880116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2015.
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

6,744,843 shares of common stock, $3.00 par value per share, outstanding as of April 21, 2015.

SOUTHEASTERN BANK FINANCIAL CORPORATION
FORM 10-Q
INDEX

1

PART I
FINANCIAL INFORMATION

SOUTHEASTERN BANK FINANCIAL CORPORATION

Consolidated Balance Sheets
(Dollars in thousands, except share data)

	March 31,
	2015	December 31,
Assets	(Unaudited)	2014
Cash and due from banks	$51,873	$33,286
Interest-bearing deposits in other banks	19,576	2,709
Cash and cash equivalents	71,449	35,995
Available-for-sale securities	675,321	644,465
Loans held for sale, at fair value	18,271	18,365
Loans	970,307	966,356
Less allowance for loan losses	25,391	25,506
Loans, net	944,916	940,850

Premises and equipment, net	28,020	27,842
Accrued interest receivable	6,311	5,898
Bank-owned life insurance	37,186	36,908
Restricted equity securities	4,276	4,398
Other real estate owned	955	1,107
Deferred tax asset	14,090	15,263
Other assets	2,549	1,690
	$1,803,344	$1,732,781
Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$215,567	$196,624
Interest-bearing:
NOW accounts	396,569	354,038
Savings	528,849	521,570
Money management accounts	16,528	15,824
Time deposits	379,506	375,808
	1,537,019	1,463,864

Securities sold under repurchase agreements	715	10,678
Advances from Federal Home Loan Bank	64,000	64,000
Accrued interest payable and other liabilities	19,033	18,953
Due to broker	1,586	-
Subordinated debentures	20,000	20,000
Total liabilities	1,642,353	1,577,495

Stockholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; 0 shares outstanding in 2015 and 2014, respectively	-	-
Common stock, $3.00 par value; 10,000,000 shares authorized; 6,744,891 and 6,744,891 shares issued in 2015 and 2014, respectively; 6,744,245 and 6,744,160 shares outstanding in 2015 and 2014, respectively	20,235	20,235
Additional paid-in capital	63,259	63,096
Retained earnings	75,097	71,902
Treasury stock, at cost; 646 and 731 shares in 2015 and 2014, respectively	(17)	(18)
Accumulated other comprehensive income, net	2,417	71
Total stockholders’ equity	160,991	155,286
	$1,803,344	$1,732,781

See accompanying notes to unaudited consolidated financial statements.
3

SOUTHEASTERN BANK FINANCIAL CORPORATION

Consolidated Statements of Comprehensive Income
(Dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Interest income:
Loans, including fees	$11,525	$11,280
Investment securities	3,647	3,534
Interest-bearing deposits in other banks	17	15
Total interest income	15,189	14,829
Interest expense:
Deposits	1,460	1,588
Securities sold under repurchase agreements	3	1
Other borrowings	638	668
Total interest expense	2,101	2,257

Net interest income	13,088	12,572
Provision for loan losses	547	1,057
Net interest income after provision for loan losses	12,541	11,515

Noninterest income:
Service charges and fees on deposits	1,744	1,629
Gain on sales of loans	1,554	819
Gain (loss) on sale of fixed assets, net	1	(1)
Investment securities gains, net (includes $57 and $251 accumulated other comprehensive income reclassifications for unrealized gains (losses) on available-for-sale securities)	57	251
Retail investment income	526	574
Trust service fees	336	323
Earnings from cash surrender value of bank-owned life insurance	278	278
Miscellaneous income	223	218
Total noninterest income	4,719	4,091
Noninterest expense:
Salaries and other personnel expense	6,587	5,766
Occupancy expenses	1,018	944
Other real estate gains, net	(66)	(35)
Other operating expenses	3,526	3,438
Total noninterest expense	11,065	10,113

Income before income taxes	6,195	5,493
Income tax expense	1,989	1,687
Net income	$4,206	$3,806

Other comprehensive income:
Unrealized loss on derivatives	$(366)	$(355)
Unrealized gain on securities available-for-sale	4,263	8,487
Reclassification adjustment for realized gain on securities, net of OTTI	(57)	(251)
Tax effect	(1,494)	(3,066)
Total other comprehensive income	2,346	4,815
Comprehensive income	$6,552	$8,621

(continued)

SOUTHEASTERN BANK FINANCIAL CORPORATION

Consolidated Statements of Comprehensive Income
(Dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2015	2014

Basic net income per share	$0.63	$0.57

Diluted net income per share	$0.63	$0.57

Weighted average common shares outstanding	6,695,011	6,680,634

Weighted average number of common and common equivalent shares outstanding	6,707,037	6,680,717

See accompanying notes to unaudited consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Consolidated Statements of Cash Flows
(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$4,206	$3,806

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	548	492
Deferred income tax benefit	(321)	(148)
Provision for loan losses	547	1,057
Net investment securities gains	(57)	(251)
Net amortization of premiums on investment securities	908	1,355
Earnings from CSV of bank-owned life insurance	(278)	(278)
Stock-based compensation expense	117	39
(Gain) loss on disposal of premises and equipment	(1)	1
Deferred gain on the sale of other real estate	(77)	-
Gain on the sale of other real estate	(67)	(35)
Provision for other real estate valuation allowance	1	-
Gain on sales of loans	(1,554)	(819)
Real estate loans originated for sale	(48,268)	(30,621)
Proceeds from sales of real estate loans	49,917	28,420
Increase in accrued interest receivable	(413)	(136)
(Increase) decrease in other assets	(859)	3,654
Decrease in accrued interest payable and other liabilities	(285)	(1,034)
Net cash provided by operating activities	4,064	5,502

Cash flows from investing activities:
Proceeds from sales of available-for-sale securities	23,300	43,359
Proceeds from maturities and calls of available-for-sale securities	24,440	15,551
Purchase of available-for-sale securities	(73,655)	(54,031)
Purchase of FHLB stock	(38)	-
Proceeds from redemption of FHLB stock	160	471
Net increase in loans	(4,526)	(22,452)
Additions to premises and equipment	(726)	(807)
Proceeds from sale of other real estate	206	140
Proceeds from sale of premises and equipment	1	4
Net cash used in investing activities	(30,838)	(17,765)

(continued)

SOUTHEASTERN BANK FINANCIAL CORPORATION

Consolidated Statements of Cash Flows
(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014

Cash flows from financing activities:
Net increase in deposits	73,155	48,364
Net decrease in securities sold under repurchase agreements	(9,963)	(96)
Purchase of treasury stock	(11)	-
Payment of cash dividends	(1,011)	(868)
Tax benefit from stock-based compensation	46	-
Proceeds from Directors’ stock purchase plan	12	13
Net cash provided by financing activities	62,228	47,413

Net increase in cash and cash equivalents	35,454	35,150
Cash and cash equivalents at beginning of period	35,995	47,336
Cash and cash equivalents at end of period	$71,449	$82,486

Supplemental disclosures of cash paid during the period for:
Interest	$2,214	$2,334
Income taxes	2,295	1,885

Supplemental information on noncash investing activities:
Loans transferred to other real estate owned	$303	$378
Loans provided for sales of other real estate owned	392	-
Due to broker	1,586	2,506

See accompanying notes to unaudited consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Unaudited Consolidated Financial Statements

(Dollar amounts are expressed in thousands unless otherwise noted)

March 31, 2015

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

The Company provides financial services through its offices in Richmond and Columbia Counties, Georgia, and Aiken County, South Carolina.  Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans.  Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate.  Commercial loans are expected to be repaid from cash flow from operations of businesses.  The Company has a significant concentration of loans with real estate developers.  The ability of these customers to repay their loans is dependent on the real estate and general economic conditions in the area.

The financial statements for the three months ended March 31, 2015 and 2014 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations and cash flows for the interim periods have been made.  All such adjustments are of a normal recurring nature.  The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results of operations which the Company may achieve for the entire year.

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

Concentration of Credit Risk:

Most of the Company’s business activity is with customers located within the Augusta-Richmond County, GA-SC metropolitan statistical area, part of the Central Savannah River Area (“CSRA”).  Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy in this area.  The Company also has a significant concentration of loans with real estate developers.

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

The following is a discussion of the risk characteristics of these portfolio segments.

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

There have been no changes to the methodology during 2015 and 2014.

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

Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives.  Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest on the loan is locked.  The Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into, in order to hedge the change in interest rates resulting from its commitments to fund the loans.  Changes in the fair values of these derivatives are included in net gains on sales of loans.  Fair values of these derivatives were $43 and $6 as of March 31, 2015 and December 31, 2014, respectively.

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

Note 2 – Investment Securities

All investment securities held at March 31, 2015 and December 31, 2014 are classified as available-for-sale.

The following tables summarize the amortized cost and fair value of the available-for-sale investment securities portfolio at March 31, 2015 and December 31, 2014 and the corresponding amounts of unrealized gains and losses therein.

	March 31, 2015
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Available-for-sale	(Dollars in thousands)
Obligations of U.S. Government agencies	$192,330	541	(1,367)	191,504
Obligations of states and political subdivisions	113,439	3,865	(216)	117,088
Mortgage backed securities
U.S. GSE’s* MBS - residential	119,746	2,276	(199)	121,823
U.S. GSE’s CMO	134,206	1,743	(186)	135,763
Corporate bonds	109,319	1,173	(1,349)	109,143
	$669,040	9,598	(3,317)	675,321

* Government sponsored entities

	December 31, 2014
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Available-for-sale	(Dollars in thousands)
Obligations of U.S. Government agencies	$181,104	307	(2,667)	178,744
Obligations of states and political subdivisions	98,538	3,400	(183)	101,755
Mortgage backed securities
U.S. GSE’s MBS - residential	128,891	1,672	(527)	130,036
U.S. GSE’s CMO	123,921	983	(443)	124,461
Corporate bonds	109,936	990	(1,457)	109,469
	$642,390	7,352	(5,277)	644,465

As of March 31, 2015, except for the U.S. Government agencies and government sponsored entities, there was no issuer who represented 10% or more of stockholders’ equity within the investment portfolio.

As of December 31, 2014, except for the U.S. Government agencies and government sponsored entities, there was no issuer who represented 10% or more of stockholders’ equity within the investment portfolio.

Proceeds from sales of securities available-for-sale and the associated gains (losses), excluding gains (losses) on called securities, for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)

Proceeds	$23,300	$43,359
Gross Gains	108	472
Gross Losses	(51)	(221)

The amortized cost and fair value of the investment securities portfolio, excluding equity securities, are shown below by contractual maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2015
	Amortized	Estimated
	cost	fair value
	(Dollars in thousands)
Available-for-sale:
One year or less	$1,241	1,263
After one year through five years	102,726	104,251
After five years through ten years	169,965	169,983
After ten years	395,108	399,824
	$669,040	675,321

The following tables summarize the investment securities with unrealized losses at March 31, 2015 and December 31, 2014, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position.

	March 31, 2015
	Less than 12 months		12 months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
Temporarily impaired	(Dollars in thousands)
Obligations of U.S. Government agencies	$30,789	105	87,136	1,262	117,925	1,367
Obligations of states and political subdivisions	13,669	166	3,495	50	17,164	216
Mortgage backed securities
U.S. GSE’s MBS - residential	3,157	3	19,760	196	22,917	199
U.S. GSE’s CMO	13,506	99	7,656	87	21,162	186
Corporate bonds	11,609	173	29,251	1,176	40,860	1,349
	$72,730	546	147,298	2,771	220,028	3,317

	December 31, 2014
	Less than 12 months		12 months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
Temporarily impaired	(Dollars in thousands)
Obligations of U.S. Government agencies	$19,108	98	112,541	2,569	131,649	2,667
Obligations of states and political subdivisions	11,285	49	6,048	134	17,333	183
Mortgage backed securities
U.S. GSE’s MBS - residential	9,041	44	35,529	483	44,570	527
U.S. GSE’s CMO	36,594	216	18,205	227	54,799	443
Corporate bonds	29,769	204	29,421	1,253	59,190	1,457
	$105,797	611	201,744	4,666	307,541	5,277

Other-Than-Temporary Impairment – March 31, 2015

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

As of March 31, 2015, the Company’s security portfolio consisted of 411 securities, 114 of which were in an unrealized loss position.  Of these securities with unrealized losses, 52.28% were related to the Company’s mortgage-backed and corporate securities as discussed below.

Mortgage-backed Securities

At March 31, 2015, all of the Company’s mortgage-backed securities were issued by U.S. government-sponsored entities and agencies, primarily the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Government National Mortgage Association (“Ginnie Mae”), institutions which the government has affirmed its commitment to support.  Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2015.

Corporate Securities

The Company holds forty-seven corporate securities totaling $109,143, of which twenty had an unrealized loss of $1,349 at March 31, 2015. Nineteen of the securities with an unrealized loss of $1,237 were issued by entities rated lower medium investment grade or higher. Because the decline in fair value is attributable primarily to changes in interest rates and not credit quality and because the Company does not have the intent to sell the securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2015.

Included in the Company’s corporate bonds is one trust preferred security with an amortized cost of $250, which had an unrealized loss of $112, resulting in a fair value of $138 at March 31, 2015.  This security is not rated. Although the issuer is not in default, in January of 2011 the Company was notified that the issuer had elected to defer interest payments in accordance with the terms of the instrument.  The issuer is a bank holding company with operations in the Southeast.  The Company considered several factors including the financial condition and near term prospects of the issuer and concluded that the decline in fair value was primarily attributable to temporary illiquidity and the financial crisis affecting these markets and not necessarily the expected cash flows of the individual security.  The Company has considered the capital position of the subsidiary banks, the liquidity of the holding company, the existence and severity of publicly available regulatory agreements, and the fact that these deferrals began following the most severe point of the national and regional recession.  Given the prospect of capital formation in the current market and improving operating results of the industry overall, the Company expects to recover the amortized cost of this security.  Because the Company does not have the intent to sell this security and it is likely that it will not be required to sell the security before its anticipated recovery, the Company does not consider this security to be other-than-temporarily impaired at March 31, 2015.

There were no credit losses recognized in earnings for the three month periods ended March 31, 2015 and 2014.

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

Included in the Company’s corporate bonds is one trust preferred security with an amortized cost of $250, which had an unrealized loss of $138, resulting in a fair value of $112 at December 31, 2014.  This security is not rated.  Although the issuer is not in default, in January of 2011 the Company was notified that the issuer had elected to defer interest payments in accordance with the terms of the instrument.  The issuer is a bank holding company with operations in the Southeast.  The Company considered several factors including the financial condition and near term prospects of the issuer and concluded that the decline in fair value was primarily attributable to temporary illiquidity and the financial crisis affecting these markets and not necessarily the expected cash flows of the individual security.  The Company has considered the capital position of the subsidiary banks, the liquidity of the holding company, the existence and severity of publicly available regulatory agreements, and the fact that these deferrals began following the most severe point of the national and regional recession.  Given the prospect of capital formation in the current market and improving operating results of the industry overall, the Company expects to recover the amortized cost of this security.  Because the Company does not have the intent to sell this security and it is likely that it will not be required to sell the security before its anticipated recovery, the Company does not consider this security to be other-than-temporarily impaired at December 31, 2014.

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

There were no credit losses recognized in earnings for the year ended December 31, 2014.

Note 3 – Loans

The following table summarizes loans at March 31, 2015 and December 31, 2014.

	March 31, 2015	December 31, 2014
	(Dollars in thousands)

Commercial, financial, and agricultural	$209,458	208,905
Real estate:
Commercial	377,488	371,488
Residential	203,238	204,097
Acquisition, development and construction	163,297	164,303
Consumer installment	16,587	17,248
	$970,068	966,041
Less allowance for loan losses	25,391	25,506
Less deferred loan origination fees (costs)	(239)	(315)
	$944,916	940,850

The following tables present the activity in the allowance for loan losses by portfolio segment as of and for the three month periods ended March 31, 2015 and 2014.

	Three Months Ended March 31, 2015
	Commercial,
	Financial, and	CRE - Owner	CRE - Non Owner	Residential	ADC	ADC
	Agricultural	Occupied	Occupied	Real Estate	CSRA	Other	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$5,407	4,805	3,817	6,591	1,943	2,320	623	25,506
Charge-offs	(617)	—	—	(41)	(5)	—	(129)	(792)
Recoveries	30	1	—	11	—	29	59	130
Provision	475	567	21	(206)	(307)	(152)	149	547
Ending balance	$5,295	5,373	3,838	6,355	1,631	2,197	702	25,391

	Three Months Ended March 31, 2014
	Commercial,
	Financial, and	CRE - Owner	CRE - Non Owner	Residential	ADC	ADC
	Agricultural	Occupied	Occupied	Real Estate	CSRA	Other	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$5,774	5,706	3,275	5,590	3,107	2,379	578	26,409
Charge-offs	(135)	—	(718)	(140)	(96)	(69)	(157)	(1,315)
Recoveries	21	4	24	7	—	—	93	149
Provision	(90)	326	492	46	(254)	479	58	1,057
Ending balance	$5,570	6,036	3,073	5,503	2,757	2,789	572	26,300

The following tables present the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2015 and December 31, 2014.

	March 31, 2015
	Commercial, Financial, and	CRE - Owner	CRE - Non Owner	Residential	ADC	ADC
	Agricultural	Occupied	Occupied	Real Estate	CSRA	Other	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$—	—	—	—	—	—	—	—
Collectively evaluated for impairment	5,295	5,373	3,838	6,355	1,631	2,197	702	25,391
	$5,295	5,373	3,838	6,355	1,631	2,197	702	25,391

Loans:
Individually evaluated for impairment	1,585	869	7,591	2,289	2,815	2,733	2	17,884
Collectively evaluated for impairment	207,873	222,003	147,025	200,949	103,536	54,213	16,585	952,184
	$209,458	222,872	154,616	203,238	106,351	56,946	16,587	970,068

	December 31, 2014
	Commercial, Financial, and	CRE - Owner	CRE - Non Owner	Residential	ADC	ADC
	Agricultural	Occupied	Occupied	Real Estate	CSRA	Other	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$207	—	—	—	—	—	—	207
Collectively evaluated for impairment	5,200	4,805	3,817	6,591	1,943	2,320	623	25,299
	$5,407	4,805	3,817	6,591	1,943	2,320	623	25,506

Loans:
Individually evaluated for impairment	2,995	1,289	7,687	2,285	2,849	3,082	2	20,189
Collectively evaluated for impairment	205,910	218,619	143,893	201,812	107,235	51,137	17,246	945,852
	$208,905	219,908	151,580	204,097	110,084	54,219	17,248	966,041

The following tables present loans individually evaluated for impairment by class of loans as of March 31, 2015 and December 31, 2014.

	March 31, 2015
	Unpaid		Allowance for	Average
	Principal	Recorded	Loan Losses	Recorded
	Balance	Investment (2)	Allocated	Investment
	(Dollars in thousands)
With no related allowance recorded: (1)
Commercial, financial, and agricultural:
Commerical	$3,388	1,391	—	2,315
Financial	—	—	—	—
Agricultural	255	194	—	201
Equity lines	—	—	—	—
Other	—	—	—	—
Commercial real estate:
Owner occupied	966	869	—	1,014
Non Owner occupied	7,816	7,591	—	7,647
Residential real estate:
Secured by first liens	2,717	2,188	—	2,180
Secured by junior liens	150	101	—	103
Acquisition, development and construction:
Residential	—	—	—	—
Other	8,215	5,548	—	5,594
Consumer	2	2	—	2
	23,509	17,884	—	19,056

With an allowance recorded:	—	—	—	—

	$23,509	17,884	—	19,056

(1) No specific allowance for credit losses is allocated to these loans since they are sufficiently collateralized or had charge-offs
(2) Excludes accrued interest receivable and loan origination fees, net due to immateriality

	December 31, 2014
	Unpaid		Allowance for	Average
	Principal	Recorded	Loan Losses	Recorded
	Balance	Investment (2)	Allocated	Investment
	(Dollars in thousands)
With no related allowance recorded: (1)
Commercial, financial, and agricultural:
Commerical	$2,000	611	—	1,805
Financial	—	—	—	—
Agricultural	263	206	—	231
Equity lines	—	—	—	—
Other	—	—	—	—
Commercial real estate:
Owner occupied	1,385	1,289	—	1,377
Non Owner occupied	7,907	7,687	—	7,792
Residential real estate:
Secured by first liens	2,711	2,181	—	2,229
Secured by junior liens	150	104	—	110
Acquisition, development and construction:
Residential	—	—	—	—
Other	8,518	5,931	—	7,326
Consumer	2	2	—	3
	22,936	18,011	—	20,873
With an allowance recorded:
Commercial, financial, and agricultural:
Commerical	2,245	2,178	207	2,203
	2,245	2,178	207	2,203

	$25,181	20,189	207	23,076

(1) No specific allowance for credit losses is allocated to these loans since they are sufficiently collateralized or had charge-offs
(2) Excludes accrued interest receivable and loan origination fees, net due to immateriality

The following tables present interest income on impaired loans for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31, 2015
	Interest Income Recognized	Cash Basis Interest Income Recognized
	(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$—	—
Financial	—	—
Agricultural	—	—
Equity lines	—	—
Other	—	—
Commercial real estate:
Owner occupied	3	3
Non Owner occupied	104	104
Residential real estate:
Secured by first liens	20	20
Secured by junior liens	—	—
Acquisition, development and construction:
Residential	—	—
Other	7	7
Consumer	—	—
	$134	134

	Three Months Ended March 31, 2014
	Interest Income Recognized	Cash Basis Interest Income Recognized
	(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$—	—
Financial	—	—
Agricultural	—	—
Equity lines	—	—
Other	—	—
Commercial real estate:
Owner occupied	4	4
Non Owner occupied	83	83
Residential real estate:
Secured by first liens	6	6
Secured by junior liens	2	2
Acquisition, development and construction:
Residential	—	—
Other	10	10
Consumer	—	—
	$105	105

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following tables present the aging of the recorded investment in past due loans as of March 31, 2015 and December 31, 2014 by class of loans.

	March 31, 2015
	30 - 89 Days Past Due	90 Days or More Past Due	Nonaccrual Loans	Total Past Due	Loans Not Past Due	Total
	(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$4	—	1,513	1,517	118,850	120,367
Financial	—	—	—	—	11,060	11,060
Agricultural	—	—	194	194	10,916	11,110
Equity lines	71	—	78	149	35,102	35,251
Other	—	—	69	69	31,601	31,670
Commercial real estate:
Owner occupied	856	—	944	1,800	221,072	222,872
Non Owner occupied	—	—	862	862	153,754	154,616
Residential real estate:
Secured by first liens	1,505	—	2,921	4,426	192,521	196,947
Secured by junior liens	118	—	373	491	5,800	6,291
Acquisition, development and construction:
Residential	—	—	—	—	44,087	44,087
Other	10	—	5,604	5,614	113,596	119,210
Consumer	31	—	112	143	16,444	16,587
	$2,595	—	12,670	15,265	954,803	970,068

	December 31, 2014
	30 - 89 Days Past Due	90 Days or More Past Due	Nonaccrual Loans	Total Past Due	Loans Not Past Due	Total
	(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$—	—	2,865	2,865	119,815	122,680
Financial	—	—	—	—	9,355	9,355
Agricultural	276	—	206	482	9,315	9,797
Equity lines	33	—	318	351	33,298	33,649
Other	—	—	69	69	33,355	33,424
Commercial real estate:
Owner occupied	1,638	—	620	2,258	217,650	219,908
Non Owner occupied	—	—	877	877	150,703	151,580
Residential real estate:
Secured by first liens	2,919	—	3,451	6,370	190,970	197,340
Secured by junior liens	347	—	188	535	6,222	6,757
Acquisition, development and construction:
Residential	—	—	—	—	45,264	45,264
Other	258	—	5,874	6,132	112,907	119,039
Consumer	44	—	136	180	17,068	17,248
	$5,515	—	14,604	20,119	945,922	966,041

Troubled Debt Restructurings:

The Company has troubled debt restructurings (TDRs) with a balance of $9,550 and $9,669 included in impaired loans at March 31, 2015 and December 31, 2014, respectively.  No specific reserves were allocated to customers whose loan terms had been modified in TDRs as of March 31, 2015 and December 31, 2014.  The Company is not committed to lend additional amounts as of March 31, 2015 and December 31, 2014 to customers with outstanding loans that are classified as TDRs.  The following tables present TDRs as of March 31, 2015 and December 31, 2014.

	March 31, 2015
	Number of Loans	Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings:
Commercial, financial, and agricultural:
Commerical	-	$-
Financial	-	-
Agricultural	-	-
Equity lines	-	-
Other	-	-
Commercial real estate:
Owner occupied	2	353
Non Owner occupied	4	5,801
Residential real estate:
Secured by first liens	9	1,106
Secured by junior liens	1	101
Acquisition, development and construction:
Residential	-	-
Other	3	2,189
Consumer	-	-
	19	$9,550

	December 31, 2014
	Number of Loans	Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings:
Commercial, financial, and agricultural:
Commerical	-	$-
Financial	-	-
Agricultural	-	-
Equity lines	-	-
Other	-	-
Commercial real estate:
Owner occupied	2	354
Non Owner occupied	4	5,878
Residential real estate:
Secured by first liens	9	1,112
Secured by junior liens	1	104
Acquisition, development and construction:
Residential	-	-
Other	3	2,221
Consumer	-	-
	19	$9,669

No loans were modified as TDRs during the three months ended March 31, 2015.  One residential real estate loan was modified as a TDR during the three months ended March 31, 2014.  This modification involved a 2.13% reduction of the stated interest rate of the loan and an extension of the maturity date for 192 months.

The following table presents loans by class modified as TDRs that occurred during the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)			(Dollars in thousands)
Troubled Debt Restructurings:
Commercial, financial, and agricultural:
Commerical	-	$-	$-	-	$-	$-
Financial	-	-	-	-	-	-
Agricultural	-	-	-	-	-	-
Equity lines	-	-	-	-	-	-
Other	-	-	-	-	-	-
Commercial real estate:
Owner occupied	-	-	-	-	-	-
Non Owner occupied	-	-	-	-	-	-
Residential real estate:
Secured by first liens	-	-	-	1	287	223
Secured by junior liens	-	-	-	-	-	-
Acquisition, development and construction:
Residential	-	-	-	-	-	-
Other	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
	-	$-	$-	1	$287	$223

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.  There were no TDRs with payment defaults during the three months ended March 31, 2015 and March 31, 2014.

For the three months ended March 31, 2014, the TDR described in the previous table increased the allowance for loan losses by $53 and resulted in charge-offs of $53.

Charge-offs on such loans are factored into the rolling historical loss rate, which is used in the calculation of the allowance for loan losses.

The terms of certain other loans were modified during the three month periods ended March 31, 2015 and 2014 that did not meet the definition of a TDR.  These loans have a total recorded investment as of March 31, 2015 and 2014 of $2,149 and $832, respectively, and had delays in payment ranging from 30 days to 3 months in 2015 and 2014.  The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  As of March 31, 2015 and December 31, 2014, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows.

	March 31, 2015
	Pass	Watch	Substandard	Doubtful
	(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$108,582	8,304	3,481	—
Financial	11,060	—	—	—
Agricultural	7,981	2,491	638	—
Equity lines	34,553	348	350	—
Other	31,260	340	70	—
Commercial real estate:
Owner occupied	200,664	14,668	7,540	—
Non Owner occupied	141,188	5,139	8,289	—
Residential real estate:
Secured by first liens	183,537	8,627	4,783	—
Secured by junior liens	5,455	166	670	—
Acquisition, development and construction:
Residential	44,058	29	—	—
Other	105,756	7,038	6,416	—
Consumer	16,138	282	167	—
	$890,232	47,432	32,404	—

	December 31, 2014
	Pass	Watch	Substandard	Doubtful
	(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$109,908	7,782	4,990	—
Financial	9,355	—	—	—
Agricultural	6,636	1,960	1,201	—
Equity lines	32,773	287	589	—
Other	33,012	343	69	—
Commercial real estate:
Owner occupied	201,840	14,593	3,475	—
Non Owner occupied	137,973	5,066	8,541	—
Residential real estate:
Secured by first liens	183,898	8,115	5,327	—
Secured by junior liens	6,125	149	483	—
Acquisition, development and construction:
Residential	45,264	—	—	—
Other	101,047	11,597	6,395	—
Consumer	16,919	154	175	—
	$884,750	50,046	31,245	—

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

Loans Held for Sale:  Loans held for sale are carried at fair value, as determined by outstanding commitments, from third party investors (Level 2).  None of the Company’s loans held for sale are past due 90 days or more or on nonaccrual as of March 31, 2015 and December 31, 2014.

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

Assets and Liabilities Measured on a Recurring Basis

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as of March 31, 2015 and December 31, 2014.

	March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Available-for-sale securities
Obligations of U.S. Government agencies	$191,504	-	191,504	-
Obligations of states and political subdivisions	117,088	-	117,088	-
Mortgage-backed securities
U.S. GSE’s MBS - residential	121,823	-	121,823	-
U.S. GSE’s CMO	135,763	-	135,763	-
Corporate bonds	109,143	-	109,143	-
Total available-for-sale securities	$675,321	-	675,321	-

Loans held for sale	18,271	-	18,271	-

Mortgage banking derivatives	43	-	43	-

	$693,635	-	693,635	-

Liabilities:
Interest rate swap derivatives	2,325	-	2,325	-

	$2,325	-	2,325	-

	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Available-for-sale securities
Obligations of U.S. Government agencies	$178,744	-	178,744	-
Obligations of states and political subdivisions	101,755	-	101,755	-
Mortgage-backed securities
U.S. GSE’s MBS - residential	130,036	-	130,036	-
U.S. GSE’s CMO	124,461	-	124,461	-
Corporate bonds	109,469	-	109,357	112
Total available-for-sale securities	$644,465	-	644,353	112

Loans held for sale	18,365	-	18,365	-

Mortgage banking derivatives	6	-	6	-

	$662,836	-	662,724	112

Liabilities:
Interest rate swap derivatives	1,959	-	1,959	-

	$1,959	-	1,959	-

The Company’s policy is to recognize transfers into or out of a level as of the end of the reporting period.

Transfers between Level 1 and Level 2:

No securities were transferred between Level 1 and Level 2 during the three months ended March 31, 2015 and the three months ended March 31, 2014.

Transfers between Level 2 and Level 3:

During the three months ended March 31, 2015, one corporate security was transferred out of Level 3 and into Level 2 based on observable market data for this security due to increased market activity for this security.  This security with a market value of $138 as of March 31, 2015 was transferred on March 31, 2015.  No securities were transferred between Level 2 and Level 3 during the three months ended March 31, 2014.

The following tables present a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2015 and 2014.

Fair Value Measurements Using Significant Unobservable
Inputs (Level 3)

	Total	Corporate bonds
(Dollars in thousands)

Beginning balance, January 1, 2015	$112	$112
Total gains or losses (realized/unrealized)
Included in earnings
Gain (loss) on sales	-	-
Other-than-temporary impairment	-	-
Included in other comprehensive income	26	26
Purchases, sales, issuances and settlements
Purchases	-	-
Sales, Calls	-	-
Issuances	-	-
Settlements	-	-
Principal repayments	-	-
Transfers into Level 3	-	-
Transfers out of Level 3	(138)	(138)

Ending balance, March 31, 2015	$-	$-

Fair Value Measurements Using Significant Unobservable
Inputs (Level 3)

	Total	Corporate bonds
(Dollars in thousands)

Beginning balance, January 1, 2014	$110	$110
Total gains or losses (realized/unrealized)
Included in earnings
Gain (loss) on sales	-	-
Other-than-temporary impairment	-	-
Included in other comprehensive income	1	1
Purchases, sales, issuances and settlements
Purchases	-	-
Sales, Calls	-	-
Issuances	-	-
Settlements	-	-
Principal repayments	-	-
Transfers into Level 3	-	-
Transfers out of Level 3	-	-

Ending balance, March 31, 2014	$111	$111

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

At March 31, 2015, there were no financial instruments measured at fair value on a recurring basis using level 3 inputs.  The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a recurring basis at March 31, 2014.

	March 31, 2014	Valuation Technique	Unobservable Inputs	Range (Weighted Avg)
	(Dollars in thousands)
Available-for-sale securities
Corporate bonds	111	discounted cash flow	yield	10.00%

The significant unobservable inputs used in the fair value measurement of the Company’s corporate bonds are yields that the market would require for corporate debt obligations with similar maturities and risk characteristics.

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2015 and December 31, 2014 are summarized below.

	March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Impaired loans (1)
Commercial, financial, and agricultural	$1,391	-	-	1,391
Real estate:
Commercial	1,732	-	-	1,732
Residential	1,426	-	-	1,426
Acquisition, development and construction	4,973	-	-	4,973
Consumer installment	2	-	-	2
	$9,524	-	-	9,524

Other real estate owned
Real estate:
Commercial	$144	-	-	144
Acquisition, development and construction	434	-	-	434
	$578	-	-	578
	$10,102	-	-	10,102

(1) Includes loans directly charged down to fair value.

	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Impaired loans
Commercial, financial, and agricultural	$2,582	-	-	2,582
Real estate:
Commercial	2,166	-	-	2,166
Residential	1,421	-	-	1,421
Acquisition, development and construction	5,352	-	-	5,352
Consumer installment	2	-	-	2
	$11,523	-	-	11,523

Other real estate owned
Real estate:
Commercial	$144	-	-	144
Acquisition, development and construction	435	-	-	435
	$579	-	-	579
	$12,102	-	-	12,102

The following represents impairment charges recognized during the period:

Impaired loans, which are measured for impairment using the fair value of collateral for collateral dependent loans, had a recorded investment of $9,524, resulting in an additional provision for loan losses of $385 for the three months ended March 31, 2015.

As of December 31, 2014, impaired loans had a recorded investment of $11,730, with a valuation allowance of $207, resulting in an additional provision for loan losses of $2,038 for the year ending 2014.

Other real estate owned was $578 which consisted of the outstanding balance of $897, less a valuation allowance of $319, resulting in a write down of $1 for the three months ended March 31, 2015.

As of December 31, 2014, other real estate owned was $579 which consisted of the outstanding balance of $896, less a valuation allowance of $317, resulting in a write down of $266 for the year ending 2014.

The following tables present quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2015 and December 31, 2014.

	March 31,	Valuation	Unobservable	Range
	2015	Techniques	Inputs	(Weighted Avg)
	(Dollars in thousands)
Impaired loans
Commercial, financial and agricultural	1,391	sales comparison	adjustment for	0.00% - 30.00% (15.00%)
			differences between
			the comparable sales

		income approach	capitalization rate	10.82%

		liquidation value

Real estate:
Commercial	1,732	sales comparison	adjustment for	0.00% - 70.99% (20.60%)
			differences between
			the comparable sales

		income approach	capitalization rate	8.25% - 10.00% (8.95%)

		liquidation value

Residential	1,426	sales comparison	adjustment for	1.30% - 24.46% (7.21%)
			differences between
			the comparable sales

Acquisition, development and
construction	4,973	sales comparison	adjustment for	0.00% - 161.40% (29.84%)
			differences between
			the comparable sales

		income approach	discount rate	9.50%

Consumer installment	2	liquidation value

Other real estate owned
Real estate:
Commercial	144	sales comparison	adjustment for	0.00% - 25.00% (12.50%)
			differences between
			the comparable sales
Acquisition, development and
construction	434	sales comparison	adjustment for	5.00% - 60.00% (27.11%)
			differences between
			the comparable sales

	Dec. 31,	Valuation	Unobservable	Range
	2014	Techniques	Inputs	(Weighted Avg)
	(Dollars in thousands)
Impaired loans
Commercial, financial and agricultural	2,582	sales comparison	adjustment for	7.00% - 50.00% (28.50%)
			differences between
			the comparable sales

		income approach	capitalization rate	9.39%

		liquidation value

Real estate:
Commercial	2,166	sales comparison	adjustment for	0.00% - 70.99% (19.92%)
			differences between
			the comparable sales

		income approach	capitalization rate	8.25% - 10.00% (8.97%)

		liquidation value

Residential	1,421	sales comparison	adjustment for	1.30% - 24.46% (7.24%)
			differences between
			the comparable sales

Acquisition, development and
construction	5,352	sales comparison	adjustment for	0.00% - 161.40% (28.55%)
			differences between
			the comparable sales

		income approach	discount rate	9.50% - 10.00% (9.69%)

Consumer installment	2	liquidation value

Other real estate owned
Real estate:
Commercial	144	sales comparison	adjustment for	0.00% - 25.00% (12.50%)
			differences between
			the comparable sales
Acquisition, development and
construction	435	sales comparison	adjustment for	5.00% - 60.00% (27.12%)
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

The carrying amounts and estimated fair values of the Company’s financial instruments at March 31, 2015 and December 31, 2014, not previously presented, are as follows:

	March 31, 2015

	Carrying	Fair Value Measurements
	amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$71,449	71,449	71,449	-	-
Loans, net	935,392	934,412	-	-	934,412
Restricted equity securities	4,276	N/A
Financial liabilities:
Deposits with stated maturities	379,506	382,161	-	382,161	-
Deposits without stated maturities	1,157,513	1,157,513	1,157,513	-	-
Securities sold under repurchase agreements	715	715	715	-	-
Advances from FHLB	64,000	67,713	-	67,713	-
Subordinated debentures	20,000	14,930	-	-	14,930

	December 31, 2014

	Carrying	Fair Value Measurements
	amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$35,995	35,995	35,995	-	-
Loans, net	929,327	925,997	-	-	925,997
Restricted equity securities	4,398	N/A
Financial liabilities:
Deposits with stated maturities	375,808	376,607	-	376,607	-
Deposits without stated maturities	1,088,056	1,088,056	1,088,056	-	-
Securities sold under repurchase agreements	10,678	10,678	10,678	-	-
Advances from FHLB	64,000	67,551	-	67,551	-
Subordinated debentures	20,000	14,886	-	-	14,886

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

A summary of changes in the Company’s nonvested shares for the three month period ended March 31, 2015 is as follows:

		Weighted Avg
	Number of	Grant-Date
	Shares	Fair Value

Nonvested at January 1, 2015	63,000	$21.60
Granted	-	-
Vested	(21,000)	21.60
Forfeited	-	-
Nonvested at March 31, 2015	42,000	$21.60

As of March 31, 2015, there was $855 of total unrecognized compensation cost related to nonvested shares granted under the Plan.  The cost is being recognized over a period of twenty-two months.

The total fair value of shares vested during the three month period ended March 31, 2015 was $567.

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

Summary information about the interest rate swaps designated as cash flow hedges as of March 31, 2015 and December 31, 2014 is as follows:

	March 31, 2015	December 31, 2014
	(Dollars in thousands)

Notional Amounts	$10,000	$10,000
Weighted average pay rates	5.35%	5.35%
Weighted average receive rates	1.67%	1.64%
Weigted average maturity	13.83 years	14.08 years
Unrealized losses	$2,325	$1,959

The swaps were forward starting and had effective dates of March 15, 2012 and June 15, 2012.  Interest expense recorded on these swap transactions totaled $92 and $93 for the three months ended March 31, 2015 and March 31, 2014, respectively, and is reported as a component of interest expense in other borrowings.

If the fair value falls below specified levels, the Company is required to pledge collateral against these derivative contract liabilities.  As of March 31, 2015, the Company had pledged $2,235 with the counterparty.  Under certain circumstances, including a downgrade of its credit rating below specified levels, the counterparty is required to pledge collateral against these derivative contract liabilities.  As of March 31, 2015, no collateral had been received from the counterparty.

Note 7 – Other Comprehensive Income (Loss)

Other comprehensive income (loss) for the Company consists of changes in net unrealized gains and losses on investment securities available-for-sale and interest rate swap derivatives.  The following tables present a summary of the accumulated other comprehensive income balances, net of tax, as of March 31, 2015 and 2014.

	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)

Balance, December 31, 2014	$(1,197)	$1,268	$71

Current Year change	(223)	2,569	2,346
Balance, March 31, 2015	$(1,420)	$3,837	$2,417

	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)

Balance, December 31, 2013	$(469)	$(9,632)	$(10,101)

Current Year change	(217)	5,032	4,815
Balance, March 31, 2014	$(686)	$(4,600)	$(5,286)

The following table presents reclassifications out of accumulated other comprehensive income (loss).

	Three Months Ended March 31,
	2015	2014
Details about Accumulated Other Comprehensive Income Components	Amount reclassified from Accumulated Other Comprehensive Income	Amount reclassified from Accumulated Other Comprehensive Income	Affected line item in the Statement where Net Income is presented
(Dollars in thousands)
Unrealized gains and losses on available-for-sale securities
	$57	$251	Investment securities gains, net
	(18)	(77)	Tax expense
	$39	$174	Net of tax

Note 8 – Dividends

On January 14, 2015, the Company declared a quarterly cash dividend of $0.15 per share on outstanding shares.  The dividend was paid on February 13, 2015 to shareholders of record as of January 30, 2015.

On April 22, 2015, the Company declared a quarterly cash dividend of $0.15 per share on outstanding shares.  The dividend is payable on May 22, 2015 to shareholders of record as of May 8, 2015.

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

The Company’s primary source of income is from its lending activities, followed by interest income from its investment activities, service charges and fees on deposits and gain on sales of mortgage loans in the secondary market.  Interest income on loans including loans held for sale increased $245 or 2.17% for the first three months of 2015 as compared to the first three months of 2014 and was due primarily to increased loan volume offset in part by lower yields.  Interest income on investment securities increased $113 or 3.20% due primarily to higher yields offset in part by decreased volume.  Gain on sales of loans increased $735 or 89.74% due primarily to increased mortgage originations and refinancing activity during the first three months of the year.

Table 1 - Selected Financial Data

	March 31,	December 31,	March 31,
	2015	2014	2014
	(Dollars in thousands)

Assets	$1,803,344	$1,732,781	$1,747,226
Investment securities	675,321	644,465	654,738
Loans	970,307	966,356	926,754
Deposits	1,537,019	1,463,864	1,503,167

Annualized return on average total assets	0.97%	0.96%	0.91%
Annualized return on average equity	10.82%	11.49%	11.36%

Annualized return on average total assets was 0.97% for the three months ended March 31, 2015, an increase from 0.91% for the same period last year and annualized return on average equity was 10.82% for the three months ended March 31, 2015, a decline from 11.36% for the same period last year.  The decreased return on average equity was due primarily to a higher level of retained earnings. Net income for the three months ended March 31, 2015 was $4,206 compared to $3,806 for the same period in 2014.

Table 2 highlights significant changes in the balance sheet at March 31, 2015 as compared to December 31, 2014.  Total assets increased $70,563 and reflect increases in cash and equivalents of $35,454, investment securities of $30,856 and loans of $3,951. The deferred tax asset decreased $1,173 and was due primarily to the tax effect of the change in value of unrealized gains and losses on securities available-for-sale recognized through other comprehensive income.  Total liabilities increased $64,858 and reflect an increase in deposits of $73,155.  Stockholders’ equity increased $5,705 and was due primarily to an increase in retained earnings of $3,195 and a $2,346 increase in accumulated other comprehensive income.

Table 2 - Selected Balance Sheet Data

	March 31,	December 31,	Variance
	2015	2014	Amount	%
	(Dollars in thousands)

Cash, due from banks and interest-bearing deposits	$71,449	$35,995	$35,454	98.50%
Investment securities	675,321	644,465	30,856	4.79%
Loans	970,307	966,356	3,951	0.41%
Other real estate owned	955	1,107	(152)	(13.73%)
Deferred tax asset	14,090	15,263	(1,173)	(7.69%)
Assets	1,803,344	1,732,781	70,563	4.07%
Deposits	1,537,019	1,463,864	73,155	5.00%
Securities sold under repurchase agreements	715	10,678	(9,963)	(93.30%)
Advances from Federal Home Loan Bank	64,000	64,000	-	0.00%
Liabilities	1,642,353	1,577,495	64,858	4.11%
Stockholders’ equity	160,991	155,286	5,705	3.67%

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

Fair Value of Financial Instruments

A significant portion of the Company’s assets are financial instruments carried at fair value. This includes securities available-for-sale, loans held for sale, certain impaired loans, mortgage banking derivatives and other real estate owned.  At March 31, 2015 and December 31, 2014 the percentage of total assets measured at fair value was 39.02% and 38.95%, respectively. The majority of assets carried at fair value are based on either quoted market prices or market prices for similar instruments.  At March 31, 2015, 1.44% of assets measured at fair value were based on significant unobservable inputs. This consisted primarily of impaired loans and other real estate and represents approximately 0.56% of the Company’s total assets. See Note 4 “Fair Value Measurements” in the “Notes to Consolidated Financial Statements” herein for additional disclosures regarding the fair value of financial instruments.

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

Investment Securities

The fair values for available-for-sale securities are generally based upon quoted market prices or observable market prices for similar instruments.  These values take into account recent market activity as well as other market observable data such as interest rate, spread and prepayment information. When market observable data is not available, which generally occurs due to the lack of liquidity for certain securities, the valuation of the security is subjective and may involve substantial judgment. The Company conducts periodic reviews to identify and evaluate each available-for-sale security that has an unrealized loss for other-than-temporary impairment. An unrealized loss exists when the fair value of an individual security is less than its amortized cost basis. The primary factors the Company considers in determining whether an impairment is other-than-temporary are the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and whether the Company intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis.  As of March 31, 2015, the Company had no securities valued using unobservable inputs (Level 3).

Results of Operations

Net income for the first three months of 2015 was $4,206, an increase of $400 or 10.51% compared with net income of $3,806 for the first three months of 2014.  Increases in net interest income, gain on sales of loans and reduced provision for loan losses were partially offset by increased operating expenses.

Total other comprehensive income for the first three months of 2015 was $2,346 compared to other comprehensive income of $4,815 in the first three months of 2014. The change was due primarily to a lower unrealized gain on securities available-for-sale of $4,263 during the three months ended March 31, 2015 as compared to $8,487 for the same period last year which was caused by a decrease in market interest rates and therefore an increase in the market value of the portfolio.

Noninterest income increased $628 or 15.35% for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 and resulted primarily from increased gain on sales of loans of $735.  Partially offsetting the increase were investment securities gains which decreased $194.

Noninterest expense totaled $11,065 for the three months ended March 31, 2015, an increase of $952, or 9.41% compared to the same period ended March 31, 2014.  The change was primarily due to an increase in salaries and other personnel expense of $821 due to a combination of new positions, salary increases, and benefit accruals. In addition, other operating expenses increased $88 and occupancy costs increased $74.

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

Table 3 - Average Balances, Income and Expenses, Yields and Rates

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Average Amount	Annualized Average Yield or Rate	Amount Paid or Earned	Average Amount	Annualized Average Yield or Rate	Amount Paid or Earned
	(Dollars in thousands)
Interest-earning assets:
Loans	$967,594	4.73%	$11,402	$914,418	4.92%	$11,201
Loans held for sale	15,481	3.22%	123	9,533	3.36%	79
Investment securities
Taxable	541,684	2.19%	2,964	565,399	2.01%	2,837
Tax-exempt	92,421	2.96%	683	88,055	3.17%	697
Interest-bearing deposits in other banks	12,316	0.56%	17	15,983	0.38%	15
Total interest-earning assets	$1,629,496	3.74%	$15,189	$1,593,388	3.73%	$14,829

Interest-bearing liabilities:
Deposits	$1,292,351	0.46%	$1,460	$1,276,149	0.50%	$1,588
Securities sold under repurchase agreements	3,078	0.39%	3	770	0.52%	1
Other borrowings	84,000	3.08%	638	85,547	3.17%	668
Total interest-bearing liabilities	$1,379,429	0.62%	$2,101	$1,362,466	0.67%	$2,257

Net interest margin/income:		3.22%	$13,088		3.16%	$12,572

Net interest income increased $516 (4.10%) during the three month period as compared to the same period in 2014 and resulted primarily from higher levels of interest earning assets and lower rates paid on deposits.

Loan interest income increased $245 (2.17%) in the three month period as compared to the same period in the prior year. The change resulted primarily from a $53,176 increase in average loans offset in  part by lower yields, which decreased from 4.92% to 4.73%, Interest on loans held for sale increased $44 and resulted primarily from a $5,948 increase in average loans offset by a decrease in yields from 3.36% to 3.22%.

Interest income on taxable investment securities increased $127 or 4.48% and interest income on tax-exempt investment securities decreased $14 or 2.01%.  The changes were due to both volume and rate. Average taxable investment balances decreased $23,715 or 4.19% and average tax-exempt balances increased $4,366 or 4.96%. The average yield on the taxable investment portfolio increased from 2.01% in the first quarter of 2014 to 2.19% in the first quarter of 2015 and the average yield on the tax-exempt investment portfolio declined from 3.17% in the first quarter of 2014 to 2.96% in the first quarter of 2015.

Total interest income increased $360 (2.43%) and average yields on interest-earning assets remained nearly unchanged from 3.73% in 2014 to 3.74% in 2015.

Deposit interest expense decreased $128 (8.06%) in the three month period as compared to the same period in the prior year, primarily as a result of lower rates paid on deposits offset in part by an increase in average deposits of $16,202.  Due to these reductions and the low interest rate environment, the annualized average rate of interest bearing liabilities decreased from 0.67% in the first quarter of 2014 to 0.62% in the first quarter of 2015.

The Company’s net interest margin for the three months ended March 31, 2015 increased 6 basis points to 3.22% compared to 3.16% for the three months ended March 31, 2014.  The increase in the net interest margin was due a larger volume of average interest earning assets and reduced liability costs.

Changes in net interest income from period to period result from increases or decreases in the volume of interest-earning assets and interest-bearing liabilities, increases or decreases in the average rates earned and paid on such assets and liabilities, the ability to manage the earning asset portfolio, and the availability of particular sources of funds, such as noninterest-bearing deposits.

The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have impacted the Company’s interest income and interest expense during the period indicated.  Information is provided in each category with respect to changes attributable to change in volume (change in volume multiplied by prior rate), changes attributable to change in rate (change in rate multiplied by prior volume), and changes in rate/volume (change in rate multiplied by change in volume).

Table 4 - Rate/Volume Analysis

	Three Months Ended March 31, 2015
	compared to Three Months Ended March 31, 2014
	Increase (Decrease) due to
	Volume	Rate	Combined	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	652	(426)	(25)	201
Loans held for sale	49	(3)	(2)	44
Investment securities
Taxable	(119)	257	(11)	127
Tax-exempt	34	(46)	(2)	(14)
Interest-bearing deposits in other banks	(3)	7	(2)	2
Total interest-earning assets	613	(211)	(42)	360

Interest-bearing liabilities:
Deposits	20	(146)	(2)	(128)
Securities sold under repurchase agreements	3	-	(1)	2
Other borrowings	(12)	(18)	-	(30)
Total interest-bearing liabilities	11	(164)	(3)	(156)

Net change in net interest income				$516

Provision for Loan Losses

The provision for loan losses is the charge to operating earnings necessary to maintain the allowance for loan losses at a level which, in management’s estimate, is adequate to cover the estimated amount of probable incurred losses in the loan portfolio.  The provision for loan losses totaled $547 for the three months ended March 31, 2015 compared to $1,057 for the three months ended March 31, 2014.  See “Allowance for Loan Losses” for further analysis of the provision for loan losses.

Noninterest Income

Table 5 - Noninterest Income

	Three Months Ended March 31,		Variance
	2015	2014	Amount	%
	(Dollars in thousands)

Service charges and fees on deposits	$1,744	$1,629	$115	7.06%
Gain on sales of loans	1,554	819	735	89.74%
Gain (loss) on sale of fixed assets, net	1	(1)	2	(200.00%)
Investment securities gains, net	57	251	(194)	(77.29%)
Retail investment income	526	574	(48)	(8.36%)
Trust service fees	336	323	13	4.02%
Earnings from cash surrender value of bank-owned life insurance	278	278	-	0.00%
Miscellaneous income	223	218	5	2.29%
Total noninterest income	$4,719	$4,091	$628	15.35%

Noninterest income increased $628 (15.35%) during the three month period as compared to the same period in 2014.  The change was mostly due to an increase in gain on sales of loans of $735 (89.74%) and an increase in service charges and fees on deposits of $115, offset in part by reduced net gains on investment securities.

Noninterest Expense

Table 6 - Noninterest Expense

	Three Months Ended March 31,		Variance
	2015	2014	Amount	%
	(Dollars in thousands)

Salaries and other personnel expense	$6,587	$5,766	$821	14.24%
Occupancy expenses	1,018	944	74	7.84%
Marketing & business development	497	504	(7)	(1.39%)
Processing expense	827	583	244	41.85%
Legal and professional fees	412	476	(64)	(13.45%)
Data processing expense	389	418	(29)	(6.94%)
FDIC insurance	241	274	(33)	(12.04%)
Communications expense	263	227	36	15.86%
Gain on sale of other real estate	(67)	(35)	(32)	91.43%
Provision for other real estate losses	1	-	1	N/A
Loan costs (excluding OREO)	274	376	(102)	(27.13%)
Other operating expenses	623	580	43	7.41%
Total noninterest expense	$11,065	$10,113	$952	9.41%

Noninterest expense increased $952 (9.41%) during the three month period as compared to the same period in 2014. The most significant increase in expense for the three month period was salaries and other personnel expense which increased $821 (14.24%) due to additional staff, salary increases, increased retirement and other benefit plan costs and higher commission expense.  Processing expense increased $244 (41.85%) due to migration to an outsourced mainframe computer system.

Partially offsetting these increases were loan costs (excluding OREO) which decreased $102 (27.13%) due primarily to a $135 decrease in estimated losses on mortgage loans sold to investors, partially offset by an increase of $30 in mortgage origination and closing costs.

Income Taxes

The Company recognized income tax expense of $1,989 for the three months ended March 31, 2015 as compared to an income tax expense of $1,687 for the same period in 2014.  The effective income tax rate for the three months ended March 31, 2015 was 32.11% compared to 30.71% for the three months ended March 31, 2014.  The primary reason for the increase in the effective tax rate this year was a smaller percentage of tax exempt interest income on investment securities and income related to bank-owned life insurance relative to total income.

Loans

The following table presents the composition of the Company’s loan portfolio as of March 31, 2015 and December 31, 2014.

Table 7 - Loan Portfolio Composition

	March 31, 2015		December 31, 2014
	Amount	%	Amount	%
	(Dollars in thousands)

Commercial, financial and agricultural	$209,458	21.59%	$208,905	21.62%
Real estate
Commercial	377,488	38.90%	371,488	38.44%
Residential	203,238	20.95%	204,097	21.12%
Acquisition, development and construction	163,297	16.83%	164,303	17.00%
Total real estate	744,023	76.68%	739,888	76.56%
Consumer
Direct	15,947	1.64%	16,581	1.72%
Indirect	-	0.00%	1	0.00%
Revolving	640	0.07%	666	0.07%
Total consumer	16,587	1.71%	17,248	1.79%
Deferred loan origination costs (fees)	239	0.02%	315	0.03%
Total	$970,307	100.00%	$966,356	100.00%

At March 31, 2015, 76.68% of the loan portfolio is comprised of real estate loans.  Commercial, financial and agricultural loans comprise 21.59%, and consumer loans comprise 1.71% of the portfolio.

Commercial real estate comprises 38.90% of the loan portfolio and consists of both non-owner occupied and owner occupied properties, where the operations of the commercial entity provide the necessary cash flow to service the debt.  For this portion of the real estate loan portfolio, repayment is generally not dependent upon the sale of the real estate held as collateral.  Acquisition, development and construction loans comprise 16.83% of the loan portfolio.  The Company carefully monitors the loans in this category since the repayment of these loans is generally dependent upon the sale of the real estate in the normal course of business and can be impacted by national and local economic conditions. The residential category, 20.95% of the portfolio, represents those loans that the Company chooses to maintain in its portfolio rather than selling into the secondary market for marketing and competitive reasons and commercial loans secured by residential real estate.

The Company has no large loan concentrations to individual borrowers.  Unsecured loans at March 31, 2015 totaled $44,188.

Interest reserves are established for certain acquisition, development and construction (“ADC”) loans and certain commercial real estate (“CRE”) loans with major renovations based on the feasibility of the project, the timeframe for completion, the creditworthiness of the borrower and guarantors, and collateral.  An interest reserve allows the borrower’s interest cost to be capitalized and added to the loan balance.  As a matter of practice GB&T does not generally establish loan funded interest reserves on ADC or CRE loans; however, the Company’s loan portfolio includes five loans with interest reserves at March 31, 2015.  The following table details the loans and accompanying interest reserves as of March 31, 2015.

	March 31, 2015
		Reserves
	Balance	Original	Advanced	Remaining
	(Dollars in thousands)

Loan 1	$10,777	330	277	53
Loan 2	10,500	250	232	18
Loan 3	5,952	82	64	18
Loan 4	5,533	62	62	-
Loan 5	3,891	100	19	81

These ADC or CRE loans have not been renewed or restructured and, as of March 31, 2015, are not on nonaccrual.

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

Nonperforming Assets

Non-performing assets include nonaccrual loans, loans past due 90 days or more, restructured loans and other real estate owned.  Table 8 shows the current and prior period amounts of non-performing assets.  Non-performing assets were $19,961 at March 31, 2015, compared to $21,903 at December 31, 2014 and $24,062 at March 31, 2014.  The change from March 2014 to March 2015 was due primarily to a $3,766 decrease in nonaccrual loans.

There were no loans past due 90 days or more and still accruing at March 31, 2015, December 31, 2014 and March 31, 2014.

Troubled debt restructurings (TDRs) are troubled loans in which the original terms have been modified in favor of the borrower or either principal or interest has been forgiven due to deterioration in the borrower’s financial condition.  There was $9,550 in TDRs at March 31, 2015, of which $3,214 were on nonaccrual status.  TDRs totaled $9,669 at December 31, 2014, of which $3,477 were on nonaccrual status, and $8,033 at March 31, 2014, of which $1,694 were on nonaccrual status.

Table 8 - Non-Performing Assets

	March 31, 2015	December 31, 2014	March 31, 2014
	(Dollars in thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$1,854	$3,458	$850
Real Estate:
Commercial	1,806	1,497	4,071
Residential	3,294	3,639	4,284
Acquisition, development and construction	5,604	5,874	7,165
Consumer	112	136	66
Total Nonaccrual loans	12,670	14,604	16,436
Restructured loans (1)	6,336	6,192	6,339
Other real estate owned	955	1,107	1,287
Total Non-performing assets	$19,961	$21,903	$24,062

Loans past due 90 days or more and still accruing interest	$-	$-	$-

Non-performing assets to total assets	1.11%	1.26%	1.38%

Non-performing assets to period end loans and OREO	2.06%	2.26%	2.59%

Allowance for loan loss to period end nonaccrual loans	200.40%	174.65%	160.01%

(1) Restructured loans on nonaccrual status at period end are included under nonaccrual loans in the table.

The ratio of non-performing assets to total loans and other real estate was 2.06% at March 31, 2015 compared to 2.26% at December 31, 2014 and 2.59% at March 31, 2014.  The ratio of allowance for loan losses to total nonaccrual loans was 200.40% at March 31, 2015 compared to 174.65% at December 31, 2014 and 160.01% at March 31, 2014.  The resolution of non-performing assets continues to be a priority of management.

Nonaccrual loans decreased $3,766 (22.91%) from March 31, 2014 due primarily to a decline in nonaccrual commercial real estate loans, nonaccrual acquisition, development and construction loans, and nonaccrual residential real estate loans of $2,265, $1,561 and $990, respectively.  Partially offsetting these declines were an increase in nonaccrual commercial, financial and agricultural loans of $1,004.

The decrease in nonaccrual commercial real estate loans was due in part to the bank negotiated short sale of a troubled Thomson, Georgia hotel property of approximately $2,587.  The decrease in nonaccrual acquisition, development and construction loans was due in part to the $1,928 borrower negotiated sale of a Hamburg, Kentucky lifestyle center and outparcel held as additional collateral on a large participation loan and the $379 bank negotiated short sale of a North Augusta, South Carolina spec house, partially offset by the $1,105 downgrade of an Augusta, Georgia builder relationship consisting of several spec houses and lots.  The decrease in nonaccrual residential real estate loans was the combined result of the upgrade and/or foreclosure of several smaller loan relationships.

The increase in nonaccrual commercial, financial and agricultural loans was due in part to a defaulted loan on a multifamily property totaling approximately $1,358 after a $500 write down.

Although the exposure has declined, a significant portion of nonaccrual loans continues to be collateral-dependent ADC loans.  The following table provides further information regarding the Company’s most significant nonaccrual loans.

Table 9 - Nonaccrual Loans

	Balance	Originated	Nonaccrual Date	Trigger	Collateral	Allowance	Method	Appraisal Date	Appraised Value
	(Dollars in thousands)
ADC Loan - Other	2,667	03/23/07	05/06/13	financial condition	retail centers	-	collateral value	08/14	4,950
Commercial, financial and agricultural	1,358	01/29/08	12/30/14	financial condition	apartments	-	collateral value	03/15	1,510
ADC Loan - CSRA	1,646	12/28/11	12/28/12	financial condition	land	-	collateral value	03/15	1,800
	$5,671

Other, net	6,999
Nonaccrual loans at March 31, 2015	$12,670

The following table presents a roll forward of other real estate owned for the three month periods ended March 31, 2015 and 2014, respectively.

Table 10 - Other Real Estate Owned

	2015	2014
	(Dollars in thousands)

Beginning balance, January 1	$1,107	$1,014
Additions	303	378
Increase in valuation allowance	(1)	-
Sales	(598)	(140)
Deferred gain on sale of OREO	77	-
Gain on sale of OREO	67	35
Ending balance, March 31	$955	$1,287

The following table provides details of other real estate owned as of March 31, 2015, December 31, 2014 and March 31, 2014, respectively.

	March 31, 2015	December 31, 2014	March 31, 2014
	(Dollars in thousands)
Other Real Estate:
Real Estate
Commercial	$378	$200	$429
Residential	74	364	56
Acquisition, development and construction	822	860	853
	1,274	1,424	1,338

Valuation allowance	(319)	(317)	(51)
	$955	$1,107	$1,287

The change in other real estate owned is due to the continuing process of resolving problem loans.  In the first three months of 2015, additions to other real estate owned totaled $303 compared to $378 for the same period in 2014.  Proceeds from sales of other real estate totaled $598 for the three months ended March 31, 2015 compared to $140 for the three months ended March 31, 2014.

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

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management’s analysis of risk in the loan portfolio.  Loans determined to be uncollectible are charged to the allowance for loan losses and subsequent recoveries are added to the allowance.  A provision for losses in the amount of $547 was charged to expense for the three months ended March 31, 2015 compared to $1,057 for the three months ended March 31, 2014.

At March 31, 2015 the ratio of allowance for loan losses to period end loans was 2.62% compared to 2.64% at December 31, 2014 and 2.84% at March 31, 2014. The decline in overall level of allowance as a percentage of the portfolio is due in part to the decline in the average historical net loss rate (see Note 1 -- ALLL Methodology in the Notes to Consolidated Financial Statements).

Net charge-offs totaled $663 for the three months ended March 31, 2015, of which $587 or 88.54% were related to commercial, financial and agricultural loans. The provisions for loan losses allocated to individual portfolio segments are affected by the calculation of average historical net loss rate factors and by the internal and external qualitative factors within each category.

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

Liquidity and Capital Resources

The Company has maintained adequate liquidity to meet operating and loan funding requirements.  The loan to deposit ratio at March 31, 2015 was 63.13% compared to 66.01% at December 31, 2014 and 61.65% at March 31, 2014.  Deposits at March 31, 2015 and December 31, 2014 include $200,550 and $188,094 of brokered certificates of deposit, respectively.  GB&T has also utilized borrowings from the Federal Home Loan Bank.  GB&T maintains a line of credit with the Federal Home Loan Bank approximating 10% of its total assets.  Federal Home Loan Bank advances are collateralized by eligible first mortgage loans, commercial real estate loans and investment securities.  Federal Home Loan Bank advances totaled $64,000 at March 31, 2015.  GB&T maintains repurchase lines of credit with SunTrust Robinson Humphrey, Atlanta, Georgia, for advances up to $20,000, of which none was outstanding at March 31, 2015 and a $10,000 repurchase line of credit with CenterState Bank, Orlando, Florida, of which none was outstanding at March 31, 2015.  GB&T has a federal funds purchased accommodation with SunTrust Bank, Atlanta, Georgia for advances up to $10,000, of which none was outstanding at March 31, 2015 and a federal funds purchased accommodation with CenterState Bank, Orlando, Florida, for advances up to $10,000, of which none was outstanding at March 31, 2015.  The Company also maintains a borrowing facility at the Federal Reserve Bank, under the Borrower-In-Custody Program, of which none was outstanding at March 31, 2015.  Additionally, liquidity needs can be supplemented by the structuring of the maturities of investment securities and the pricing and maturities on loans and deposits offered to customers.  The Company also uses retail securities sold under repurchase agreements to fund operations.  Retail securities sold under repurchase agreements were $715 at March 31, 2015.

Stockholders’ equity to total assets was 8.93% at March 31, 2015 compared to 8.96% at December 31, 2014 and 7.98% at March 31, 2014.  The capital of the Company exceeded all required regulatory guidelines at March 31, 2015.  The Company’s common equity Tier 1, Tier 1 risk-based, total risk-based and leverage capital ratios were 13.09%, 14.74%, 16.00%, and 10.13%, respectively, at March 31, 2015.

The following table reflects the current regulatory capital levels in more detail, including comparisons to the regulatory minimums.

Table 11 - Regulatory Capital Requirements
March 31, 2015

	Actual		Required		Excess
	Amount	Percent	Amount	Percent	Amount	Percent
			(Dollars in thousands)
Southeastern Bank Financial Corporation

Risk-based capital:
Common equity tier 1 capital	$158,435	13.09%	54,480	4.50%	103,955	8.59%
Tier 1 capital	178,435	14.74%	72,639	6.00%	105,796	8.74%
Total capital	193,695	16.00%	96,852	8.00%	96,843	8.00%
Tier 1 leverage ratio	178,435	10.13%	70,454	4.00%	107,981	6.13%

Georgia Bank & Trust Company

Risk-based capital:
Common equity tier 1 capital	$170,019	14.07%	54,371	4.50%	115,648	9.57%
Tier 1 capital	170,019	14.07%	72,494	6.00%	97,525	8.07%
Total capital	185,249	15.33%	96,659	8.00%	88,590	7.33%
Tier 1 leverage ratio	170,019	9.67%	79,096	4.50%	90,923	5.17%

Georgia Bank & Trust Company is regulated by the Department of Banking and Finance of the State of Georgia (DBF). The DBF requires that state banks in Georgia generally maintain a minimum ratio of Tier 1 capital to total assets of four and one-half percent (4.50%).

On July 2, 2013, the Federal Reserve and the FDIC approved rules that implement the “Basel III” regulatory capital reforms, as well as certain changes required by the Dodd-Frank Act.  The rules include a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets, which is in addition to the Tier 1 and Tier 2 risk-based capital requirements.  The capital conservation buffer will be phased in over four years beginning on January 1, 2016, with a maximum buffer of 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter.  Failure to maintain the required capital conservation buffer will result in limitations on capital distributions and on discretionary bonuses to executive officers.  Based on the Company’s current capital composition and levels, management does not presently anticipate that the rules present a material risk to the Company’s financial condition or results of operations.

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

Unfunded commitments to extend credit where contractual amounts represent potential credit risk totaled $186,102 at March 31, 2015.  This includes standby letters of credit of $4,690 at March 31, 2015.  These commitments are primarily at variable interest rates.

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

Table 12 - Commitments and Contractual Obligations

	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(Dollars in thousands)

Lines of credit	$181,412	-	-	-
Standby letters of credit	4,690	-	-	-
Lease agreements	299	348	48	-
Deposits	1,331,598	184,215	20,176	1,030
Securities sold under repurchase agreements	715	-	-	-
Salary continuation agreements	232	1,282	1,610	32,160
FHLB advances	-	45,000	19,000	-
Due to broker	1,585	-	-	-
Subordinated debentures	-	-	-	20,000
Total commitments and contractual obligations	$1,520,531	$230,845	$40,834	$53,190

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2015, there were no substantial changes in the interest rate sensitivity analysis or the sensitivity of market value of portfolio equity for various changes in interest rates calculated as of December 31, 2014.  A detailed discussion of market risk is provided in the Company’s 2014 Annual Report on Form 10-K.

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

Item 1A.              Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect its business, financial condition or future results. The risks described in the Annual Report on Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to management or that management currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information regarding the Company’s purchases of its common stock on a monthly basis during the first quarter of 2015.

			Total Number of Shares	Maximum Number (or Appropriate
	Total Number	Average	Purchased as Part of	Dollar Value) of Shares Yet To Be
	of Shares	Price Paid	Publicly Announced Plans	Purchased Under the Plans or
Period	Purchased (1)	Per Share (1)	or Programs (1)	Programs (1)
January 1 through
January 31, 2015	400	$27.30	400	299,454
February 1 through
February 28, 2015	-	-	-	299,454
March 1 through
March 31, 2015	-	-	-	299,454
Total	400	$27.30	400	299,454

(1) On October 15, 2014, the Company’s Board of Directors announced the commencement of a stock repurchase program (the “2014 Program”), pursuant to which it will, from time to time, repurchase up to 300,000 shares of its outstanding common stock in the open market or in private transactions.  The 2014 Program does not have a stated expiration date and no stock repurchase programs were terminated during the first quarter of 2015.

Item 3.                Defaults Upon Senior Securities

Not applicable

Item 4.                Mine Safety Disclosures

Not applicable

Item 5.                Other Information

None

Item 6.                Exhibits

10.1    Amended and Restated Key Officer Compensation Agreement, dated March 18, 2015 and effective January 1, 2015, by and between Georgia Bank & Trust Company of Augusta and R. Daniel Blanton (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K Filed March 23, 2015).

10.2    Amended and Restated Key Officer Compensation Agreement, dated March 18, 2015 and effective January 1, 2015, by and between Georgia Bank & Trust Company of Augusta and Ronald L. Thigpen (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K Filed March 23, 2015).

10.3    Amended and Restated Employment Agreement, dated March 18, 2015 and effective January 1, 2015, by and between Georgia Bank & Trust Company of Augusta and Darrell R. Rains (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K Filed March 23, 2015).

31.1    Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2    Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1    Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101     Interactive Data Files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 in XBRL (eXtensible Business Reporting Language).

SOUTHEASTERN BANK FINANCIAL CORPORATION
Form 10-Q Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Date: April 24, 2015	By:	/s/ Darrell R. Rains
Darrell R. Rains
Group Vice President, Chief Financial Officer (Duly Authorized Officer of Registrant and Principal Financial Officer)

