Form 10-Q
period 2015-06-30
Southeastern Bank Financial CORP
filed 2015-07-24
CIK 880116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015.

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

6,745,371 shares of common stock, $3.00 par value per share, outstanding as of July 21, 2015.

SOUTHEASTERN BANK FINANCIAL CORPORATION
FORM 10-Q
INDEX

1

PART I

FINANCIAL INFORMATION

SOUTHEASTERN BANK FINANCIAL CORPORATION

Consolidated Balance Sheets

(Dollars in thousands, except share data)

Assets	June 30, 2015 (Unaudited)	December 31, 2014
Cash and due from banks	$74,602	$33,286
Interest-bearing deposits in other banks	3,541	2,709
Cash and cash equivalents	78,143	35,995
Available-for-sale securities	677,063	644,465
Loans held for sale, at fair value	26,469	18,365
Loans	942,537	966,356
Less allowance for loan losses	23,372	25,506
Loans, net	919,165	940,850

Premises and equipment, net	27,723	27,842
Accrued interest receivable	5,982	5,898
Bank-owned life insurance	37,467	36,908
Restricted equity securities	3,936	4,398
Other real estate owned	922	1,107
Deferred tax asset	15,722	15,263
Other assets	2,372	1,690
	$1,794,964	$1,732,781
Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$227,261	$196,624
Interest-bearing:
NOW accounts	391,651	354,038
Savings	539,023	521,570
Money management accounts	14,623	15,824
Time deposits	361,777	375,808
	1,534,335	1,463,864

Securities sold under repurchase agreements	649	10,678
Advances from Federal Home Loan Bank	56,000	64,000
Accrued interest payable and other liabilities	19,137	18,953
Due to broker	2,844	-
Subordinated debentures	20,000	20,000
Total liabilities	1,632,965	1,577,495

Stockholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; 0 shares outstanding in 2015 and 2014, respectively	-	-
Common stock, $3.00 par value; 10,000,000 shares authorized; 6,744,891 and 6,744,891 shares issued in 2015 and 2014, respectively; 6,744,843 and 6,744,160 shares outstanding in 2015 and 2014, respectively	20,235	20,235
Additional paid-in capital	63,377	63,096
Retained earnings	79,774	71,902
Treasury stock, at cost; 48 and 731 shares in 2015 and 2014, respectively	(1)	(18)
Accumulated other comprehensive (loss) income, net	(1,386)	71
Total stockholders’ equity	161,999	155,286
	$1,794,964	$1,732,781

See accompanying notes to unaudited consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Consolidated Statements of Comprehensive Income
(Dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest income:
Loans, including fees	$12,187	$11,641	$23,712	$22,921
Investment securities	3,798	3,618	7,445	7,152
Interest-bearing deposits in other banks	17	18	34	33
Total interest income	16,002	15,277	31,191	30,106
Interest expense:
Deposits	1,451	1,586	2,911	3,174
Securities sold under repurchase agreements	2	2	5	3
Other borrowings	626	659	1,264	1,327
Total interest expense	2,079	2,247	4,180	4,504

Net interest income	13,923	13,030	27,011	25,602
Provision (Credit) for loan losses	(2,690)	1,011	(2,143)	2,068
Net interest income after provision for loan losses	16,613	12,019	29,154	23,534

Noninterest income:
Service charges and fees on deposits	1,843	1,792	3,587	3,421
Gain on sales of loans	1,758	1,373	3,312	2,192
Gain (loss) on sale of fixed assets, net	(62)	13	(61)	12
Investment securities gains (losses), net (includes ($897) and $26 for the three months ended and ($840) and $277 for the six months ended June 30, 2015 and 2014 accumulated other comprehensive income reclassifications for unrealized gains (losses) on available-for-sale securities)	(897)	26	(840)	277
Retail investment income	520	514	1,046	1,088
Trust service fees	355	319	691	642
Earnings from cash surrender value of bank-owned life insurance	281	281	559	559
Miscellaneous income	221	205	444	423
Total noninterest income	4,019	4,523	8,738	8,614
Noninterest expense:
Salaries and other personnel expense	6,662	6,148	13,249	11,914
Occupancy expenses	1,030	987	2,048	1,931
Other real estate losses (gains), net	(46)	22	(112)	(13)
Prepayment fees	955	-	955	-
Other operating expenses	3,610	3,484	7,136	6,922
Total noninterest expense	12,211	10,641	23,276	20,754

Income before income taxes	8,421	5,901	14,616	11,394
Income tax expense	2,732	1,857	4,720	3,544
Net income	$5,689	$4,044	$9,896	$7,850

Other comprehensive income (loss):
Unrealized gain (loss) on derivatives	$608	$(288)	242	(643)
Unrealized gain (loss) on securities available-for-sale	(7,729)	6,811	(3,466)	15,298
Reclassification adjustment for realized (gain) loss on securities, net of OTTI	897	(26)	840	(277)
Tax effect	2,421	(2,527)	927	(5,593)
Total other comprehensive income (loss)	(3,803)	3,970	(1,457)	8,785
Comprehensive income	$1,886	$8,014	$8,439	$16,635

(continued)

SOUTHEASTERN BANK FINANCIAL CORPORATION

Consolidated Statements of Comprehensive Income
(Dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Basic net income per share	$0.85	$0.61	$1.48	$1.18

Diluted net income per share	$0.85	$0.60	1.47	1.17

Weighted average common shares outstanding	6,702,843	6,681,253	6,698,948	6,680,945

Weighted average number of common and common equivalent shares outstanding	6,713,661	6,686,332	6,710,415	6,682,954

See accompanying notes to unaudited consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Consolidated Statements of Cash Flows
(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$9,896	$7,850
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,097	1,007
Deferred income tax expense (benefit)	468	(490)
Provision (Credit) for loan losses	(2,143)	2,068
Net investment securities losses (gains)	840	(277)
Net amortization of premiums on investment securities	1,921	2,465
Earnings from CSV of bank-owned life insurance	(559)	(559)
Stock-based compensation expense	233	155
Prepayment fees on Federal Home Loan Bank advances	955	-
Loss (gain) on disposal of premises and equipment	61	(12)
Gain on the sale of other real estate	(114)	(32)
Provision for other real estate valuation allowance	2	19
Gain on sales of loans	(3,312)	(2,192)
Real estate loans originated for sale	(108,540)	(77,949)
Proceeds from sales of real estate loans	103,748	66,560
(Increase) decrease in accrued interest receivable	(84)	234
(Increase) decrease in other assets	(682)	3,587
Increase in accrued interest payable and other liabilities	426	228
Net cash provided by operating activities	4,213	2,662

Cash flows from investing activities:
Proceeds from sales of available-for-sale securities	77,148	77,968
Proceeds from maturities and calls of available-for-sale securities	39,997	33,231
Purchase of available-for-sale securities	(152,285)	(95,986)
Proceeds from redemption of FHLB stock	500	471
Purchase of FHLB stock	(38)	-
Net decrease (increase) in loans	23,719	(57,090)
Additions to premises and equipment	(1,098)	(1,421)
Proceeds from sale of other real estate	405	225
Proceeds from sale of premises and equipment	59	50
Net cash used in investing activities	(11,593)	(42,552)

(continued)

SOUTHEASTERN BANK FINANCIAL CORPORATION

Consolidated Statements of Cash Flows
(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from financing activities:
Net increase in deposits	70,471	77,009
Net decrease in securities sold under repurchase agreements	(10,029)	(155)
Payments of Federal Home Loan Bank advances	(8,955)	-
Purchase of treasury stock	(11)	-
Payments on subordinated debentures	-	(1,547)
Payment of cash dividends	(2,023)	(1,745)
Tax benefit from stock-based compensation	46	-
Proceeds from Directors’ stock purchase plan	29	27
Net cash provided by financing activities	49,528	73,589

Net increase in cash and cash equivalents	42,148	33,699
Cash and cash equivalents at beginning of period	35,995	47,336
Cash and cash equivalents at end of period	$78,143	$81,035

Supplemental disclosures of cash paid during the period for:
Interest	$4,385	$4,516
Income taxes	4,287	3,670

Supplemental information on noncash investing activities:
Loans transferred to other real estate owned	$500	$698
Loans provided for sales of other real estate owned	392	-
Due to broker	2,844	-

See accompanying notes to unaudited consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Unaudited Consolidated Financial Statements

(Dollar amounts are expressed in thousands unless otherwise noted)

June 30, 2015

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

The financial statements for the three and six months ended June 30, 2015 and 2014 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations and cash flows for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results of operations which the Company may achieve for the entire year.

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

The following portfolio segments have been identified:

•	Acquisition Development and Construction (“ADC”) – CSRA
•	ADC – Other
•	Commercial Real Estate – Non owner occupied
•	Commercial Real Estate – Owner occupied
•	1-4 Family
•	Consumer
•	Other – Commercial, Financial and Agricultural

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

ALLL Methodology:

The Company’s approach to ALLL reserve calculation uses two distinct perspectives, the guidelines of using Financial Accounting Standards ASC 450 (Accounting for Contingencies) and ASC 310 (Accounting by Creditors for Impairment of a Loan, for individual loans). The process is generally as follows and methodology applies to all classes of loans within the portfolio segments:

•	Loans are grouped in categories of similar risk characteristics (portfolio segments).
•	For each loan category, a four year average rolling historical net loss rate is calculated, with the loss rate more heavily weighted to the most recent two years loss history. The historical loss ratios are adjusted for internal and external qualitative factors within each loan category. The qualitative factor adjustment may be further increased for loan classifications of watch rated and substandard within each category. Factors include:

○	levels and trends in delinquencies and impaired/classified/graded loans;
○	changes in the quality of the loan review system;
○	trends in volume and terms of loans;
○	effects of changes in risk selection and underwriting standards, and other changes in lending policies, procedures and practices;
○	experience, ability, and depth of lending management and other relevant staff;
○	national and local economic trends and conditions;
○	changes in the value of underlying collateral;
○	other external factors-competition, legal and regulatory requirements; and
○	effects of changes in credit concentrations.

•	The resultant loss factor is applied to each respective loan pool to calculate the ALLL for each loan pool.
•	The total of each loan pool is then added to the ALLL determined for individual loans evaluated for impairment in accordance with ASC 310.

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

Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives. Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest on the loan is locked. The Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into, in order to hedge the change in interest rates resulting from its commitments to fund the loans. Changes in the fair values of these derivatives are included in net gains on sales of loans. Fair values of these derivatives were $50 and $6 as of June 30, 2015 and December 31, 2014, respectively.

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

(d) Recent Accounting Pronouncements

In May 2014, the FASB issued an update (ASU No. 2014-09, Revenue from Contracts with Customers) creating FASB Topic 606, Revenue from Contracts with Customers. The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides steps to follow to achieve the core principle. An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative information is required about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The amendments in this update are effective for interim and annual reporting periods beginning after December 15, 2017. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements.

Note 2 – Investment Securities

All investment securities held at June 30, 2015 and December 31, 2014 are classified as available-for-sale.

The following tables summarize the amortized cost and fair value of the available-for-sale investment securities portfolio at June 30, 2015 and December 31, 2014 and the corresponding amounts of unrealized gains and losses therein.

	June 30, 2015
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Available-for-sale	(Dollars in thousands)
Obligations of U.S. Government agencies	$194,100	414	(1,983)	192,531
Obligations of states and political subdivisions	126,094	2,666	(1,159)	127,601
Mortgage backed securities
U.S. GSE’s* MBS - residential	118,416	1,057	(1,052)	118,421
U.S. GSE’s CMO	136,331	708	(1,096)	135,943
Corporate bonds	102,672	836	(941)	102,567
	$677,613	5,681	(6,231)	677,063

* Government sponsored entities

	December 31, 2014
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Available-for-sale	(Dollars in thousands)
Obligations of U.S. Government agencies	$181,104	307	(2,667)	178,744
Obligations of states and political subdivisions	98,538	3,400	(183)	101,755
Mortgage backed securities
U.S. GSE’s MBS - residential	128,891	1,672	(527)	130,036
U.S. GSE’s CMO	123,921	983	(443)	124,461
Corporate bonds	109,936	990	(1,457)	109,469
	$642,390	7,352	(5,277)	644,465

As of June 30, 2015, except for the U.S. Government agencies and government sponsored entities, there was no issuer who represented 10% or more of stockholders’ equity within the investment portfolio.

As of December 31, 2014, except for the U.S. Government agencies and government sponsored entities, there was no issuer who represented 10% or more of stockholders’ equity within the investment portfolio.

Proceeds from sales of securities available-for-sale and the associated gains (losses), excluding gains (losses) on called securities, for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)		(Dollars in thousands)

Proceeds	$53,848	$34,609	$77,148	$77,968
Gross Gains	111	438	219	910
Gross Losses	(1,008)	(412)	(1,059)	(633)

The amortized cost and fair value of the investment securities portfolio, excluding equity securities, are shown below by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2015
	Amortized	Estimated
	cost	fair value
	(Dollars in thousands)
Available-for-sale:
One year or less	$4,759	4,804
After one year through five years	98,801	99,797
After five years through ten years	186,480	185,105
After ten years	387,573	387,357
	$677,613	677,063

The following tables summarize the investment securities with unrealized losses at June 30, 2015 and December 31, 2014, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position.

	June 30, 2015
	Less than 12 months		12 months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
Temporarily impaired	(Dollars in thousands)
Obligations of U.S. Government agencies	$47,395	300	78,689	1,683	126,084	1,983
Obligations of states and political subdivisions	49,949	1,042	3,426	117	53,375	1,159
Mortgage backed securities
U.S. GSE’s MBS - residential	42,756	730	11,907	322	54,663	1,052
U.S. GSE’s CMO	72,520	894	7,203	202	79,723	1,096
Corporate bonds	47,816	529	15,245	412	63,061	941
	$260,436	3,495	116,470	2,736	376,906	6,231

	December 31, 2014
	Less than 12 months		12 months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
Temporarily impaired	(Dollars in thousands)
Obligations of U.S. Government agencies	$19,108	98	112,541	2,569	131,649	2,667
Obligations of states and political subdivisions	11,285	49	6,048	134	17,333	183
Mortgage backed securities
U.S. GSE’s MBS - residential	9,041	44	35,529	483	44,570	527
U.S. GSE’s CMO	36,594	216	18,205	227	54,799	443
Corporate bonds	29,769	204	29,421	1,253	59,190	1,457
	$105,797	611	201,744	4,666	307,541	5,277

Other-Than-Temporary Impairment – June 30, 2015

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

As of June 30, 2015, the Company’s security portfolio consisted of 430 securities, 218 of which were in an unrealized loss position. Of these securities with unrealized losses, 49.57% were related to the Company’s mortgage-backed and corporate securities as discussed below.

Mortgage-backed Securities

At June 30, 2015, all of the Company’s mortgage-backed securities were issued by U.S. government-sponsored entities and agencies, primarily the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Government National Mortgage Association (“Ginnie Mae”), institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2015.

Corporate Securities

The Company holds forty-seven corporate securities totaling $102,567, of which thirty-one had an unrealized loss of $941 at June 30, 2015. Thirty of the securities with an unrealized loss of $821 were issued by entities rated lower medium investment grade or higher. Because the decline in fair value is attributable primarily to changes in interest rates and not credit quality and because the Company does not have the intent to sell the securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2015.

Included in the Company’s corporate bonds is one trust preferred security with an amortized cost of $250, which had an unrealized loss of $120, resulting in a fair value of $130 at June 30, 2015. This security is not rated. Although the issuer is not in default, in January of 2011 the Company was notified that the issuer had elected to defer interest payments in accordance with the terms of the instrument. As of July of 2015, the issuer is no longer deferring interest and is current on all payments. Because the Company does not have the intent to sell this security and it is likely that it will not be required to sell the security before its anticipated recovery, the Company does not consider this security to be other-than-temporarily impaired at June 30, 2015.

There were no credit losses recognized in earnings for the six month periods ended June 30, 2015 and 2014.

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

Included in the Company’s corporate bonds is one trust preferred security with an amortized cost of $250, which had an unrealized loss of $138, resulting in a fair value of $112 at December 31, 2014. This security is not rated. Although the issuer is not in default, in January of 2011 the Company was notified that the issuer had elected to defer interest payments in accordance with the terms of the instrument. As of July 2015, the issuer is no longer deferring interest and is current on all payments. Because the Company does not have the intent to sell this security and it is likely that it will not be required to sell the security before its anticipated recovery, the Company does not consider this security to be other-than-temporarily impaired at December 31, 2014.

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

There were no credit losses recognized in earnings for the year ended December 31, 2014.

Note 3 – Loans

The following table summarizes loans at June 30, 2015 and December 31, 2014.

	June 30, 2015	December 31, 2014
	(Dollars in thousands)

Commercial, financial, and agricultural	$193,735	208,905
Real estate:
Commercial	375,225	371,488
Residential	207,067	204,097
Acquisition, development and construction	149,517	164,303
Consumer installment	16,863	17,248
	$942,407	966,041
Less allowance for loan losses	23,372	25,506
Less deferred loan origination fees (costs)	(130)	(315)
	$919,165	940,850

The following tables present the activity in the allowance for loan losses by portfolio segment as of and for the three and six month periods ended June 30, 2015 and 2014.

	Three Months Ended June 30, 2015
	Commercial,
	Financial, and	CRE - Owner	CRE - Non Owner	Residential	ADC	ADC
	Agricultural	Occupied	Occupied	Real Estate	CSRA	Other	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$5,295	5,373	3,838	6,355	1,631	2,197	702	25,391
Charge-offs	(517)	(74)	—	(245)	(250)	(20)	(132)	(1,238)
Recoveries	187	1	—	1	—	1,666	54	1,909
Provision	(538)	141	3	225	424	(2,922)	(23)	(2,690)
Ending balance	$4,427	5,441	3,841	6,336	1,805	921	601	23,372

	Three Months Ended June 30, 2014
	Commercial,
	Financial, and	CRE - Owner	CRE - Non Owner	Residential	ADC	ADC
	Agricultural	Occupied	Occupied	Real Estate	CSRA	Other	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$5,570	6,036	3,073	5,503	2,757	2,789	572	26,300
Charge-offs	(240)	(18)	—	(84)	(55)	—	(129)	(526)
Recoveries	15	4	—	19	—	—	60	98
Provision	229	111	404	210	(191)	163	85	1,011
Ending balance	$5,574	6,133	3,477	5,648	2,511	2,952	588	26,883

	Six Months Ended June 30, 2015
	Commercial,
	Financial, and	CRE - Owner	CRE - Non Owner	Residential	ADC	ADC
	Agricultural	Occupied	Occupied	Real Estate	CSRA	Other	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$5,407	4,805	3,817	6,591	1,943	2,320	623	25,506
Charge-offs	(1,134)	(74)	—	(286)	(255)	(20)	(261)	(2,030)
Recoveries	217	2	—	12	—	1,695	113	2,039
Provision	(63)	708	24	19	117	(3,074)	126	(2,143)
Ending balance	$4,427	5,441	3,841	6,336	1,805	921	601	23,372

	Six Months Ended June 30, 2014
	Commercial,
	Financial, and	CRE - Owner	CRE - Non Owner	Residential	ADC	ADC
	Agricultural	Occupied	Occupied	Real Estate	CSRA	Other	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$5,774	5,706	3,275	5,590	3,107	2,379	578	26,409
Charge-offs	(375)	(18)	(718)	(224)	(151)	(69)	(286)	(1,841)
Recoveries	36	8	24	26	—	—	153	247
Provision	139	437	896	256	(445)	642	143	2,068
Ending balance	$5,574	6,133	3,477	5,648	2,511	2,952	588	26,883

The following tables present the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2015 and December 31, 2014.

	June 30, 2015
	Commercial,
	Financial, and	CRE - Owner	CRE - Non Owner	Residential	ADC	ADC
	Agricultural	Occupied	Occupied	Real Estate	CSRA	Other	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$—	—	—	—	—	—	—	—
Collectively evaluated for impairment	4,427	5,441	3,841	6,336	1,805	921	601	23,372
	$4,427	5,441	3,841	6,336	1,805	921	601	23,372

Loans:
Individually evaluated for impairment	1,072	276	7,520	2,295	2,541	64	1	13,769
Collectively evaluated for impairment	192,663	218,208	149,221	204,772	108,060	38,852	16,862	928,638
	$193,735	218,484	156,741	207,067	110,601	38,916	16,863	942,407

	December 31, 2014
	Commercial,
	Financial, and	CRE - Owner	CRE - Non Owner	Residential	ADC	ADC
	Agricultural	Occupied	Occupied	Real Estate	CSRA	Other	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$207	—	—	—	—	—	—	207
Collectively evaluated for impairment	5,200	4,805	3,817	6,591	1,943	2,320	623	25,299
	$5,407	4,805	3,817	6,591	1,943	2,320	623	25,506

Loans:
Individually evaluated for impairment	2,995	1,289	7,687	2,285	2,849	3,082	2	20,189
Collectively evaluated for impairment	205,910	218,619	143,893	201,812	107,235	51,137	17,246	945,852
	$208,905	219,908	151,580	204,097	110,084	54,219	17,248	966,041

The following tables present loans individually evaluated for impairment by class of loans as of June 30, 2015 and December 31, 2014.

	June 30, 2015
	Unpaid		Allowance for	Average
	Principal	Recorded	Loan Losses	Recorded
	Balance	Investment (2)	Allocated	Investment
		(Dollars in thousands)
With no related allowance recorded: (1)
Commercial, financial, and agricultural:
Commerical	$1,987	882	—	1,660
Financial	—	—	—	—
Agricultural	252	190	—	196
Equity lines	—	—	—	—
Other	—	—	—	—
Commercial real estate:
Owner occupied	276	276	—	278
Non Owner occupied	7,754	7,520	—	7,602
Residential real estate:
Secured by first liens	2,879	2,195	—	2,384
Secured by junior liens	150	100	—	102
Acquisition, development and construction:
Residential	—	—	—	—
Other	3,580	2,605	—	2,865
Consumer	1	1	—	2
	16,879	13,769	—	15,089

With an allowance recorded:	—	—	—	—
	$16,879	13,769	—	15,089

(1) No specific allowance for credit losses is allocated to these loans since they are sufficiently collateralized or had charge-offs
(2) Excludes accrued interest receivable and loan origination fees, net due to immateriality

	December 31, 2014
	Unpaid		Allowance for	Average
	Principal	Recorded	Loan Losses	Recorded
	Balance	Investment (2)	Allocated	Investment
	(Dollars in thousands)
With no related allowance recorded: (1)
Commercial, financial, and agricultural:
Commerical	$2,000	611	—	1,805
Financial	—	—	—	—
Agricultural	263	206	—	231
Equity lines	—	—	—	—
Other	—	—	—	—
Commercial real estate:
Owner occupied	1,385	1,289	—	1,377
Non Owner occupied	7,907	7,687	—	7,792
Residential real estate:
Secured by first liens	2,711	2,181	—	2,229
Secured by junior liens	150	104	—	110
Acquisition, development and construction:
Residential	—	—	—	—
Other	8,518	5,931	—	7,326
Consumer	2	2	—	3
	22,936	18,011	—	20,873
With an allowance recorded:
Commercial, financial, and agricultural:
Commerical	2,245	2,178	207	2,203
	2,245	2,178	207	2,203
	$25,181	20,189	207	23,076

(1) No specific allowance for credit losses is allocated to these loans since they are sufficiently collateralized or had charge-offs

(2) Excludes accrued interest receivable and loan origination fees, net due to immateriality

The following tables present interest income on impaired loans for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
	Interest	Cash Basis	Interest	Cash Basis
	Income	Interest Income	Income	Interest Income
	Recognized	Recognized	Recognized	Recognized
	(Dollars in thousands)		(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$—	—	—	—
Financial	—	—	—	—
Agricultural	—	—	—	—
Equity lines	—	—	—	—
Other	—	—	—	—
Commercial real estate:
Owner occupied	3	3	6	6
Non Owner occupied	73	73	178	178
Residential real estate:
Secured by first liens	9	9	30	30
Secured by junior liens	1	1	3	3
Acquisition, development and construction:
Residential	—	—	—	—
Other	7	7	13	13
Consumer	—	—	—	—
	$93	93	230	230

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
	Interest	Cash Basis	Interest	Cash Basis
	Income	Interest Income	Income	Interest Income
	Recognized	Recognized	Recognized	Recognized
	(Dollars in thousands)		(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$—	—	—	—
Financial	—	—	—	—
Agricultural	—	—	—	—
Equity lines	—	—	—	—
Other	—	—	—	—
Commercial real estate:
Owner occupied	3	3	7	7
Non Owner occupied	80	80	163	163
Residential real estate:
Secured by first liens	6	6	12	12
Secured by junior liens	1	1	3	3
Acquisition, development and construction:
Residential	—	—	—	—
Other	11	11	21	21
Consumer	—	—	—	—
	$101	101	206	206

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following tables present the aging of the recorded investment in past due loans as of June 30, 2015 and December 31, 2014 by class of loans.

	June 30, 2015
	30 - 89 Days	90 Days or	Nonaccrual	Total	Loans Not
	Past Due	More Past Due	Loans	Past Due	Past Due	Total
	(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$28	—	903	931	104,016	104,947
Financial	—	—	—	—	7,273	7,273
Agricultural	264	—	190	454	11,381	11,835
Equity lines	35	—	95	130	36,331	36,461
Other	—	—	69	69	33,150	33,219
Commercial real estate:
Owner occupied	5,167	—	300	5,467	213,017	218,484
Non Owner occupied	—	—	844	844	155,897	156,741
Residential real estate:
Secured by first liens	351	—	3,015	3,366	197,679	201,045
Secured by junior liens	—	—	336	336	5,686	6,022
Acquisition, development and construction:
Residential	—	—	—	—	43,884	43,884
Other	866	—	2,337	3,203	102,430	105,633
Consumer	46	—	69	115	16,748	16,863
	$6,757	—	8,158	14,915	927,492	942,407

	December 31, 2014
	30 - 89 Days	90 Days or	Nonaccrual	Total	Loans Not
	Past Due	More Past Due	Loans	Past Due	Past Due	Total
	(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$—	—	2,865	2,865	119,815	122,680
Financial	—	—	—	—	9,355	9,355
Agricultural	276	—	206	482	9,315	9,797
Equity lines	33	—	318	351	33,298	33,649
Other	—	—	69	69	33,355	33,424
Commercial real estate:
Owner occupied	1,638	—	620	2,258	217,650	219,908
Non Owner occupied	—	—	877	877	150,703	151,580
Residential real estate:
Secured by first liens	2,919	—	3,451	6,370	190,970	197,340
Secured by junior liens	347	—	188	535	6,222	6,757
Acquisition, development and construction:
Residential	—	—	—	—	45,264	45,264
Other	258	—	5,874	6,132	112,907	119,039
Consumer	44	—	136	180	17,068	17,248
	$5,515	—	14,604	20,119	945,922	966,041

Troubled Debt Restructurings:

The Company has troubled debt restructurings (TDRs) with a balance of $9,136 and $9,669 included in impaired loans at June 30, 2015 and December 31, 2014, respectively. No specific reserves were allocated to customers whose loan terms had been modified in TDRs as of June 30, 2015 and December 31, 2014. The Company is not committed to lend additional amounts as of June 30, 2015 and December 31, 2014 to customers with outstanding loans that are classified as TDRs.

The following tables present TDRs as of June 30, 2015 and December 31, 2014.

	June 30, 2015
	Number of	Recorded
	Loans	Investment
	(Dollars in thousands)
Troubled Debt Restructurings:
Commercial, financial, and agricultural:
Commerical	-	$-
Financial	-	-
Agricultural	-	-
Equity lines	-	-
Other	-	-
Commercial real estate:
Owner occupied	1	276
Non Owner occupied	4	5,752
Residential real estate:
Secured by first liens	9	1,095
Secured by junior liens	1	100
Acquisition, development and construction:
Residential	-	-
Other	3	1,913
Consumer	-	-
	18	$9,136

	December 31, 2014
	Number of	Recorded
	Loans	Investment
	(Dollars in thousands)
Troubled Debt Restructurings:
Commercial, financial, and agricultural:
Commerical	-	$-
Financial	-	-
Agricultural	-	-
Equity lines	-	-
Other	-	-
Commercial real estate:
Owner occupied	2	354
Non Owner occupied	4	5,878
Residential real estate:
Secured by first liens	9	1,112
Secured by junior liens	1	104
Acquisition, development and construction:
Residential	-	-
Other	3	2,221
Consumer	-	-
	19	$9,669

No loans were modified as TDRs during the six months ended June 30, 2015. One residential real estate loan was modified as a TDR during the six months ended June 30, 2014. This modification involved a 2.13% reduction of the stated interest rate of the loan and an extension of the maturity date for 192 months.

The following tables present loans by class modified as TDRs that occurred during the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding	Number of	Outstanding	Outstanding
	Loans	Recorded Investment	Recorded Investment	Loans	Recorded Investment	Recorded Investment
	(Dollars in thousands)			(Dollars in thousands)
Troubled Debt Restructurings:
Commercial, financial, and agricultural:
Commerical	-	$-	$-	-	$-	$-
Financial	-	-	-	-	-	-
Agricultural	-	-	-	-	-	-
Equity lines	-	-	-	-	-	-
Other	-	-	-	-	-	-
Commercial real estate:
Owner occupied	-	-	-	-	-	-
Non Owner occupied	-	-	-	-	-	-
Residential real estate:
Secured by first liens	-	-	-	-	-	-
Secured by junior liens	-	-	-	-	-	-
Acquisition, development and construction:
Residential	-	-	-	-	-	-
Other	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
	-	$-	$-	-	$-	$-

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding	Number of	Outstanding	Outstanding
	Loans	Recorded Investment	Recorded Investment	Loans	Recorded Investment	Recorded Investment
	(Dollars in thousands)			(Dollars in thousands)
Troubled Debt Restructurings:
Commercial, financial, and agricultural:
Commerical	-	$-	$-	-	$-	$-
Financial	-	-	-	-	-	-
Agricultural	-	-	-	-	-	-
Equity lines	-	-	-	-	-	-
Other	-	-	-	-	-	-
Commercial real estate:
Owner occupied	-	-	-	-	-	-
Non Owner occupied	-	-	-	-	-	-
Residential real estate:
Secured by first liens	-	-	-	1	287	220
Secured by junior liens	-	-	-	-	-	-
Acquisition, development and construction:
Residential	-	-	-	-	-	-
Other	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
	-	$-	$-	1	$287	$220

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no TDRs with payment defaults during the three and six months ended June 30, 2015 and June 31, 2014.

For the six months ended June 30, 2014, the TDR described in the previous table increased the allowance for loan losses by $53 and resulted in charge-offs of $53.

Charge-offs on such loans are factored into the rolling historical loss rate, which is used in the calculation of the allowance for loan losses.

The terms of certain other loans were modified during the three and six month periods ended June 30, 2015 and 2014 that did not meet the definition of a TDR. Loans modified during the three month periods have a total recorded investment as of June 30, 2015 and 2014 of $1,870 and $621, respectively, and had delays in payment of 30 days in 2015 and delays ranging from 30 days to 2 months in 2014. Loans modified during the six month periods have a total recorded investment as of June 30, 2015 and 2014 of $4,019 and $1,453, respectively, and had delays in payment ranging from 30 days to 3 months in 2015 and 2014. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of June 30, 2015 and December 31, 2014, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows.

	June 30, 2015
	Pass	Watch	Substandard	Doubtful
	(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$99,961	2,195	2,791	—
Financial	7,273	—	—	—
Agricultural	8,638	2,564	633	—
Equity lines	35,376	719	366	—
Other	32,814	336	69	—
Commercial real estate:
Owner occupied	196,336	15,262	6,886	—
Non Owner occupied	143,630	4,909	8,202	—
Residential real estate:
Secured by first liens	188,462	7,796	4,787	—
Secured by junior liens	5,197	194	631	—
Acquisition, development and construction:
Residential	43,781	103	—	—
Other	96,258	6,233	3,142	—
Consumer	16,353	396	114	—
	$874,079	40,707	27,621	—

	December 31, 2014
	Pass	Watch	Substandard	Doubtful
	(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$109,908	7,782	4,990	—
Financial	9,355	—	—	—
Agricultural	6,636	1,960	1,201	—
Equity lines	32,773	287	589	—
Other	33,012	343	69	—
Commercial real estate:
Owner occupied	201,840	14,593	3,475	—
Non Owner occupied	137,973	5,066	8,541	—
Residential real estate:
Secured by first liens	183,898	8,115	5,327	—
Secured by junior liens	6,125	149	483	—
Acquisition, development and construction:
Residential	45,264	—	—	—
Other	101,047	11,597	6,395	—
Consumer	16,919	154	175	—
	$884,750	50,046	31,245	—

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

Loans Held for Sale: Loans held for sale are carried at fair value, as determined by outstanding commitments, from third party investors (Level 2). None of the Company’s loans held for sale are past due 90 days or more or on nonaccrual as of June 30, 2015 and December 31, 2014.

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

Appraisals for both collateral dependent impaired loans and other real estate owned are performed by certified general appraisers, certified residential appraisers or state licensed appraisers whose qualifications and licenses are annually reviewed and verified by the Company. Once received, a member of the Real Estate Valuation Department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value and determines if reasonable. Appraisals for collateral dependent impaired loans and other real estate owned are updated annually. On an annual basis the Company compares the actual selling costs of collateral that has been liquidated to the selling price to determine what additional adjustment should be made to the appraisal value. The most recent analysis performed indicated that an additional discount of 8% should be applied to properties with appraisals performed within 12 months.

Assets and Liabilities Measured on a Recurring Basis

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as of June 30, 2015 and December 31, 2014.

	June 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Available-for-sale securities
Obligations of U.S. Government agencies	$192,531	-	192,531	-
Obligations of states and political subdivisions	127,601	-	127,601	-
Mortgage-backed securities
U.S. GSE’s MBS - residential	118,421	-	118,421	-
U.S. GSE’s CMO	135,943	-	135,943	-
Corporate bonds	102,567	-	102,567	-
Total available-for-sale securities	$677,063	-	677,063	-

Loans held for sale	26,469	-	26,469	-

Mortgage banking derivatives	50	-	50	-

	$703,582	-	703,582	-

Liabilities:
Interest rate swap derivatives	1,717	-	1,717	-
	$1,717	-	1,717	-

	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Available-for-sale securities
Obligations of U.S. Government agencies	$178,744	-	178,744	-
Obligations of states and political subdivisions	101,755	-	101,755	-
Mortgage-backed securities
U.S. GSE’s MBS - residential	130,036	-	130,036	-
U.S. GSE’s CMO	124,461	-	124,461	-
Corporate bonds	109,469	-	109,357	112
Total available-for-sale securities	$644,465	-	644,353	112

Loans held for sale	18,365	-	18,365	-

Mortgage banking derivatives	6	-	6	-

	$662,836	-	662,724	112
Liabilities:
Interest rate swap derivatives	1,959	-	1,959	-

	$1,959	-	1,959	-

The Company’s policy is to recognize transfers into or out of a level as of the end of the reporting period.

Transfers between Level 1 and Level 2:

No securities were transferred between Level 1 and Level 2 during the six months ended June 30, 2015 and the six months ended June 30, 2014.

Transfers between Level 2 and Level 3:

During the six months ended June 30, 2015, one corporate security was transferred out of Level 3 and into Level 2 based on observable market data for this security due to increased market activity for this security. This security with a market value of $138 as of March 31, 2015 was transferred on March 31, 2015. No securities were transferred between Level 2 and Level 3 during the six months ended June 30, 2014.

The following tables present a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2015 and 2014.

Fair Value Measurements Using Significant Unobservable
Inputs (Level 3)

	Total	Corporate bonds
(Dollars in thousands)

Beginning balance, January 1, 2015	$112	$112
Total gains or losses (realized/unrealized)
Included in earnings
Gain (loss) on sales	-	-
Other-than-temporary impairment	-	-
Included in other comprehensive income	26	26
Purchases, sales, issuances and settlements
Purchases	-	-
Sales, Calls	-	-
Issuances	-	-
Settlements	-	-
Principal repayments	-	-
Transfers into Level 3	-	-
Transfers out of Level 3	(138)	(138)

Ending balance, June 30, 2015	$-	$-

Fair Value Measurements Using Significant Unobservable
Inputs (Level 3)

	Total	Corporate bonds
(Dollars in thousands)

Beginning balance, January 1, 2014	$110	$110
Total gains or losses (realized/unrealized)
Included in earnings
Gain (loss) on sales	-	-
Other-than-temporary impairment	-	-
Included in other comprehensive income	1	1
Purchases, sales, issuances and settlements
Purchases	-	-
Sales, Calls	-	-
Issuances	-	-
Settlements	-	-
Principal repayments	-	-
Transfers into Level 3	-	-
Transfers out of Level 3	-	-

Ending balance, June 30, 2014	$111	$111

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

At June 30, 2015, there were no financial instruments measured at fair value on a recurring basis using level 3 inputs.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a recurring basis at December 31, 2014.

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

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2015 and December 31, 2014 are summarized below.

	June 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired loans (1)
Commercial, financial, and agricultural	$882	-	-	882
Real estate:
Commercial	1,119	-	-	1,119
Residential	1,436	-	-	1,436
Acquisition, development and construction	2,033	-	-	2,033
Consumer installment	1	-	-	1
	$5,471	-	-	5,471
Other real estate owned
Real estate:
Commercial	$144	-	-	144
Acquisition, development and construction	360	-	-	360
	$504	-	-	504

	$5,975	-	-	5,975

(1) Includes loans directly charged down to fair value.

	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired loans
Commercial, financial, and agricultural	$2,582	-	-	2,582
Real estate:
Commercial	2,166	-	-	2,166
Residential	1,421	-	-	1,421
Acquisition, development and construction	5,352	-	-	5,352
Consumer installment	2	-	-	2
	$11,523	-	-	11,523
Other real estate owned
Real estate:
Commercial	$144	-	-	144
Acquisition, development and construction	435	-	-	435
	$579	-	-	579

	$12,102	-	-	12,102

The following represents impairment charges recognized during the period:

Impaired loans, which are measured for impairment using the fair value of collateral for collateral dependent loans, had a recorded investment of $5,471, resulting in an additional provision for loan losses of $750 and $1,135 for the three and six months ended June 30, 2015.

As of December 31, 2014, impaired loans had a recorded investment of $11,730, with a valuation allowance of $207, resulting in an additional provision for loan losses of $2,038 for the year ending 2014.

Other real estate owned was $504 which consisted of the outstanding balance of $807, less a valuation allowance of $303. There were no write downs for the six months ended June 30, 2015.

As of December 31, 2014, other real estate owned was $579 which consisted of the outstanding balance of $896, less a valuation allowance of $317, resulting in a write down of $266 for the year ending 2014.

The following tables present quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2015 and December 31, 2014.

	June 30,	Valuation	Unobservable	Range
	2015	Techniques	Inputs	(Weighted Avg)
	(Dollars in thousands)
Impaired loans
Commercial, financial and agricultural	882	sales comparison	adjustment for	0.00% - 30.00% (15.00%)
			differences between
			the comparable sales

		income approach	capitalization rate	10.82%

		liquidation value

Real estate:
Commercial	1,119	sales comparison	adjustment for	0.00% - 70.99% (20.73%)
			differences between
			the comparable sales

		income approach	capitalization rate	8.25% - 9.29% (8.84%)

Residential	1,436	sales comparison	adjustment for	0.00% - 37.00% (8.71%)
			differences between
			the comparable sales

		liquidation value

Acquisition, development and
construction	2,033	sales comparison	adjustment for	0.00% - 161.40% (33.97%)
			differences between
			the comparable sales

Consumer installment	1	liquidation value

Other real estate owned
Real estate:
Commercial	144	sales comparison	adjustment for	0.00% - 25.00% (12.50%)
			differences between
			the comparable sales
Acquisition, development and
construction	360	sales comparison	adjustment for	10.00% - 42.00% (26.00%)
			differences between
			the comparable sales

	Dec. 31,	Valuation	Unobservable	Range
	2014	Techniques	Inputs	(Weighted Avg)
	(Dollars in thousands)
Impaired loans
Commercial, financial and agricultural	2,582	sales comparison	adjustment for	7.00% - 50.00% (28.50%)
			differences between
			the comparable sales

		income approach	capitalization rate	9.39%

		liquidation value

Real estate:
Commercial	2,166	sales comparison	adjustment for	0.00% - 70.99% (19.92%)
			differences between
			the comparable sales

		income approach	capitalization rate	8.25% - 10.00% (8.97%)

		liquidation value

Residential	1,421	sales comparison	adjustment for	1.30% - 24.46% (7.24%)
			differences between
			the comparable sales

Acquisition, development and
construction	5,352	sales comparison	adjustment for	0.00% - 161.40% (28.55%)
			differences between
			the comparable sales

		income approach	discount rate	9.50% - 10.00% (9.69%)

Consumer installment	2	liquidation value

Other real estate owned
Real estate:
Commercial	144	sales comparison	adjustment for	0.00% - 25.00% (12.50%)
			differences between
			the comparable sales
Acquisition, development and
construction	435	sales comparison	adjustment for	5.00% - 60.00% (27.12%)
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

The fair value of loans is calculated using discounted cash flows by loan type resulting in a Level 3 classification. The discount rate used to determine the present value of the loan portfolio is an estimated market rate that reflects the credit and interest rate risk inherent in the loan portfolio without considering widening credit spreads due to market illiquidity. The estimated maturity is based on the Company’s historical experience with repayments adjusted to estimate the effect of current market conditions. The carrying amount of related accrued interest receivable, due to its short-term nature, approximates its fair value, is not significant and is not disclosed. The fair value of loans held for sale is estimated based upon binding contracts and quotes from third party investors resulting in a Level 2 classification. The allowance for loan losses is considered a reasonable discount for credit risk. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

(c)	Restricted Equity Securities

The fair value of Federal Home Loan Bank (“FHLB”) stock was not practicable to determine due to restrictions placed on its transferability.

(d)	Accrued Interest Receivable

The carrying amount of accrued interest approximates its fair value. Interest related to loans is classified as Level 3 while interest related to securities and loans held for sale is classified as Level 2.

(e)	Deposits

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

(f)	Securities Sold Under Repurchase Agreements

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

(h)	Subordinated debentures

The fair value for subordinated debentures is calculated using discounted cash flows based upon current market spreads to LIBOR for debt of similar remaining maturities and collateral terms resulting in a Level 3 classification.

(i)	Commitments

The difference between the carrying values and fair values of commitments to extend credit are not significant and are not disclosed.

The carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2015 and December 31, 2014, not previously presented, are as follows:

	June 30, 2015

	Carrying	Fair Value Measurements
	amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$78,143	78,143	78,143	-	-
Loans, net	913,694	914,721	-	-	914,721
Restricted equity securities	3,936	N/A
Accrued interest receivable	5,982	5,982	-	3,474	2,508
Financial liabilities:
Deposits with stated maturities	361,777	364,391	-	364,391	-
Deposits without stated maturities	1,172,558	1,172,558	1,172,558	-	-
Securities sold under repurchase agreements	649	649	649	-	-
Advances from FHLB	56,000	58,351	-	58,351	-
Subordinated debentures	20,000	14,974	-	-	14,974

	December 31, 2014

	Carrying	Fair Value Measurements
	amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$35,995	35,995	35,995	-	-
Loans, net	929,327	925,997	-	-	925,997
Restricted equity securities	4,398	N/A
Accrued interest receivable	5,898	5,898	-	3,140	2,758
Financial liabilities:
Deposits with stated maturities	375,808	376,607	-	376,607	-
Deposits without stated maturities	1,088,056	1,088,056	1,088,056	-	-
Securities sold under repurchase agreements	10,678	10,678	10,678	-	-
Advances from FHLB	64,000	67,551	-	67,551	-
Subordinated debentures	20,000	14,886	-	-	14,886

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

A summary of changes in the Company’s nonvested shares for the six month period ended June 30, 2015 is as follows:

		Weighted Avg
	Number of	Grant-Date
	Shares	Fair Value

Nonvested at January 1, 2015	63,000	$21.60
Granted	-	-
Vested	(21,000)	21.60
Forfeited	-	-
Nonvested at June 30, 2015	42,000	$21.60

As of June 30, 2015, there was $739 of total unrecognized compensation cost related to nonvested shares granted under the Plan. This cost is being recognized over a period of nineteen months.

The total fair value of shares vested during the six month period ended June 30, 2015 was $567.

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

Summary information about the interest rate swaps designated as cash flow hedges as of June 30, 2015 and December 31, 2014 is as follows:

	June 30, 2015	December 31, 2014
	(Dollars in thousands)

Notional Amounts	$10,000	$10,000
Weighted average pay rates	5.35%	5.35%
Weighted average receive rates	1.69%	1.64%
Weigted average maturity	13.58 years	14.08 years
Unrealized losses	$1,717	$1,959

The swaps were forward starting and had effective dates of March 15, 2012 and June 15, 2012. Interest expense recorded on these swap transactions totaled $185 and $186 for the six months ended June 30, 2015 and 2014, respectively, and is reported as a component of interest expense in other borrowings.

If the fair value falls below specified levels, the Company is required to pledge collateral against these derivative contract liabilities. As of June 30, 2015, the Company had pledged $2,235 with the counterparty. Under certain circumstances, including a downgrade of its credit rating below specified levels, the counterparty is required to pledge collateral against these derivative contract liabilities. As of June 30, 2015, no collateral had been pledged by the counterparty.

Note 7 – Other Comprehensive Income (Loss)

Other comprehensive income (loss) for the Company consists of changes in net unrealized gains and losses on investment securities available-for-sale and interest rate swap derivatives. The following tables present a summary of the accumulated other comprehensive income balances, net of tax, as of June 30, 2015 and 2014.

	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)

Balance, December 31, 2014	$(1,197)	$1,268	$71

Current Year change	148	(1,605)	(1,457)
Balance, June 30, 2015	$(1,049)	$(337)	$(1,386)

	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)

Balance, December 31, 2013	$(469)	$(9,632)	$(10,101)

Current Year change	(393)	9,178	8,785
Balance, June 30, 2014	$(862)	$(454)	$(1,316)

The following tables present reclassifications out of accumulated other comprehensive income (loss).

	Three Months Ended June 30,
	2015	2014
Details about Accumulated Other Comprehensive Income Components	Amount reclassified from Accumulated Other Comprehensive Income	Amount reclassified from Accumulated Other Comprehensive Income	Affected line item in the Statement where Net Income is presented
(Dollars in thousands)
Unrealized gains and losses on available-for-sale securities
	$(897)	$26	Investment securities gains (losses), net
	291	(8)	Tax benefit (expense)
	$(606)	$18	Net of tax

	Six Months Ended June 30,
	2015	2014
Details about Accumulated Other Comprehensive Income Components	Amount reclassified from Accumulated Other Comprehensive Income	Amount reclassified from Accumulated Other Comprehensive Income	Affected line item in the Statement where Net Income is presented
(Dollars in thousands)
Unrealized gains and losses on available-for-sale securities
	$(840)	$277	Investment securities gains (losses), net
	271	(86)	Tax benefit (expense)
	$(569)	$191	Net of tax

Note 8 – Dividends

On January 14, 2015, the Company declared a quarterly cash dividend of $0.15 per share on outstanding shares. The dividend was paid on February 13, 2015 to shareholders of record as of January 30, 2015.

On April 22, 2015, the Company declared a quarterly cash dividend of $0.15 per share on outstanding shares. The dividend was paid on May 22, 2015 to shareholders of record as of May 8, 2015.

On July 22, 2015, the Company declared a quarterly cash dividend of $0.15 per share on outstanding shares. The dividend is payable on August 21, 2015 to shareholders of record as of August 7, 2015.

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

The Company’s primary source of income is from its lending activities, followed by interest income from its investment activities, service charges and fees on deposits and gain on sales of mortgage loans in the secondary market. Interest income on loans including loans held for sale increased $791 or 3.45% for the first six months of 2015 as compared to the first six months of 2014 and was due to higher average balances of loans and higher yields due primarily to the collection of interest on a large nonaccrual loan repaid during the second quarter. Interest income on investment securities increased $293 or 4.10% due primarily to increased volume. Gain on sales of loans increased $1,120 or 51.09% due primarily to increased mortgage originations and refinancing activity during the first six months of the year.

Table 1 - Selected Financial Data

	June 30,	December 31,	June 30,
	2015	2014	2014
	(Dollars in thousands)

Assets	1,794,964	$1,732,781	$1,780,577
Investment securities	677,063	644,465	647,599
Loans	942,537	966,356	960,231
Deposits	1,534,335	1,463,864	1,531,812

Annualized return on average total assets	1.12%	0.96%	0.92%
Annualized return on average equity	12.51%	11.49%	11.38%

Annualized return on average total assets was 1.12% for the six months ended June 30, 2015, an increase from 0.92% for the same period last year and annualized return on average equity was 12.51% for the six months ended June 30, 2015, an increase from 11.38% for the same period last year. Net income for the six months ended June 30, 2015 was $9,896 compared to $7,850 for the same period in 2014.

Table 2 highlights significant changes in the balance sheet at June 30, 2015 as compared to December 31, 2014. Total assets increased $62,183 and reflect increases in cash and equivalents of $42,148, investment securities of $32,598 and loans held for sale of $8,104. Partially offsetting were loans which decreased $23,819 and reflected several large repayments during the second quarter. Total liabilities increased $55,470 and reflect an increase in deposits of $70,471 offset by a $10,029 decrease in securities sold under repurchase agreements and a $8,000 decrease in FHLB advances. Stockholders’ equity increased $6,713 and was due primarily to an increase in retained earnings of $7,872 and a $1,457 decrease in accumulated other comprehensive (loss) income, net.

Table 2 - Selected Balance Sheet Data

	June 30,	December 31,	Variance
	2015	2014	Amount	%
	(Dollars in thousands)

Cash, due from banks and interest-bearing deposits	$78,143	$35,995	$42,148	117.09%
Investment securities	677,063	644,465	32,598	5.06%
Loans	942,537	966,356	(23,819)	(2.46%)
Other real estate owned	922	1,107	(185)	(16.71%)
Deferred tax asset	15,722	15,263	459	3.01%
Assets	1,794,964	1,732,781	62,183	3.59%
Deposits	1,534,335	1,463,864	70,471	4.81%
Securities sold under repurchase agreements	649	10,678	(10,029)	(93.92%)
Advances from Federal Home Loan Bank	56,000	64,000	(8,000)	(12.50%)
Liabilities	1,632,965	1,577,495	55,470	3.52%
Stockholders’ equity	161,999	155,286	6,713	4.32%

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

Fair Value of Financial Instruments

A significant portion of the Company’s assets are financial instruments carried at fair value. This includes securities available-for-sale, loans held for sale, certain impaired loans, mortgage banking derivatives and other real estate owned. At June 30, 2015 and December 31, 2014 the percentage of total assets measured at fair value was 39.53% and 38.95%, respectively. The majority of assets carried at fair value are based on either quoted market prices or market prices for similar instruments. At June 30, 2015, 0.84% of assets measured at fair value were based on significant unobservable inputs. This consisted primarily of impaired loans and other real estate and represents approximately 0.33% of the Company’s total assets. See Note 4 “Fair Value Measurements” in the “Notes to Consolidated Financial Statements” herein for additional disclosures regarding the fair value of financial instruments.

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

Investment Securities

The fair values for available-for-sale securities are generally based upon quoted market prices or observable market prices for similar instruments. These values take into account recent market activity as well as other market observable data such as interest rate, spread and prepayment information. When market observable data is not available, which generally occurs due to the lack of liquidity for certain securities, the valuation of the security is subjective and may involve substantial judgment. The Company conducts periodic reviews to identify and evaluate each available-for-sale security that has an unrealized loss for other-than-temporary impairment. An unrealized loss exists when the fair value of an individual security is less than its amortized cost basis. The primary factors the Company considers in determining whether an impairment is other-than-temporary are the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and whether the Company intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis. As of June 30, 2015, the Company had no securities valued using unobservable inputs (Level 3).

Results of Operations

Net income for the first six months of 2015 was $9,896, an increase of $2,046 or 26.06% compared with net income of $7,850 for the first six months of 2014. Increases in net interest income, gain on sales of loans and reduced provision for loan losses were partially offset by increased operating expenses.

Total other comprehensive loss for the first six months of 2015 was $(1,457) compared to other comprehensive income of $8,785 in the first six months of 2014. The change was due primarily to an unrealized loss on securities available-for-sale of $3,466 during the six months ended June 30, 2015 as compared to a gain of $15,298 for the same period last year which was caused by an increase in market interest rates and therefore a decrease in the market value of the portfolio.

Noninterest income increased $124 or 1.44% for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 and resulted primarily from increased gain on sales of loans of $1,120 which was mostly offset by investment securities gains (losses) which decreased $1,117.

Noninterest expense totaled $23,276 for the six months ended June 30, 2015, an increase of $2,522, or 12.15% compared to the same period ended June 30, 2014. The change was primarily due to an increase in salaries and other personnel expense of $1,335 due to a combination of new positions, salary increases, and benefit accruals. In addition the Company incurred a $955 prepayment penalty fee on an FHLB Advance.

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

Table 3 - Average Balances, Income and Expenses, Yields and Rates

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
	Average Amount	Annualized Average Yield or Rate	Amount Paid or Earned	Average Amount	Annualized Average Yield or Rate	Amount Paid or Earned
	(Dollars in thousands)
Interest-earning assets:
Loans	$961,784	4.96%	$12,003	$944,063	4.84%	$11,493
Loans held for sale	25,027	2.95%	184	19,479	3.05%	148
Investment securities
Taxable	567,032	2.15%	3,041	569,641	2.10%	2,988
Tax-exempt	105,367	2.87%	757	81,799	3.08%	630
Interest-bearing deposits in other banks	9,545	0.71%	17	11,552	0.62%	18
Total interest-earning assets	$1,668,755	3.82%	$16,002	$1,626,534	3.73%	$15,277

Interest-bearing liabilities:
Deposits	$1,307,844	0.45%	$1,451	$1,298,854	0.49%	$1,586
Securities sold under repurchase agreements	1,870	0.43%	2	1,924	0.42%	2
Other borrowings	82,769	3.03%	626	84,646	3.12%	659
Total interest-bearing liabilities	$1,392,483	0.60%	$2,079	$1,385,424	0.65%	$2,247

Net interest margin/income:		3.32%	$13,923		3.18%	$13,030

Table 4 - Average Balances, Income and Expenses, Yields and Rates

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	Average Amount	Annualized Average Yield or Rate	Amount Paid or Earned	Average Amount	Annualized Average Yield or Rate	Amount Paid or Earned
	(Dollars in thousands)
Interest-earning assets:
Loans	964,699	4.84%	23,405	929,350	4.88%	22,694
Loans held for sale	20,254	3.06%	307	14,506	3.16%	227
Investment securities
Taxable	552,822	2.17%	6,005	567,533	2.05%	5,825
Tax-exempt	100,536	2.86%	1,440	84,909	3.13%	1,327
Interest-bearing deposits in other banks	10,923	0.63%	34	13,755	0.49%	33
Total interest-earning assets	$1,649,234	3.78%	$31,191	$1,610,053	3.73%	$30,106

Interest-bearing liabilities:
Deposits	$1,300,141	0.45%	$2,911	$1,287,565	0.50%	$3,174
Securities sold under repurchase agreements	2,471	0.40%	5	1,350	0.44%	3
Other borrowings	83,381	3.06%	1,264	85,094	3.14%	1,327
Total interest-bearing liabilities	$1,385,993	0.61%	$4,180	$1,374,009	0.66%	$4,504

Net interest margin/income:		3.27%	$27,011		3.17%	$25,602

Second Quarter 2015 compared to Second Quarter 2014:

Net interest income increased $893 (6.85%) during the three month period ended June 30, 2015 as compared to the same period in 2014 and resulted from higher levels of interest earning assets, lower rates paid on deposits and the collection of $530 in past due interest on an impaired loan that was repaid during the second quarter of 2015.

Loan interest income increased $510 (4.44%) in the three month period as compared to the same period in the prior year. The change resulted primarily from a $17,721 increase in average loans and an increase in yields from 4.84% to 4.96%. Interest on loans held for sale increased $36 and resulted primarily from a $5,548 increase in average loans offset by a decrease in yields from 3.05% to 2.95%.

Interest income on taxable investment securities increased $53 or 1.77% and interest income on tax-exempt investment securities increased $127 or 20.16%. The changes were due primarily to volume for tax-exempt securities and to rate for taxable securities. Average taxable investment balances decreased $2,609 or 0.46% and average tax-exempt balances increased $23,568 or 28.81%. The average yield on the taxable investment portfolio increased from 2.10% in the second quarter of 2014 to 2.15% in the second quarter of 2015 and the average yield on the tax-exempt investment portfolio declined from 3.08% in the second quarter of 2014 to 2.87% in the second quarter of 2015.

Total interest income increased $725 (4.75%) and average yields on interest-earning assets increased from 3.73% in 2014 to 3.82% in 2015.

Deposit interest expense decreased $135 (8.51%) in the three month period as compared to the same period in the prior year, primarily as a result of lower rates paid on deposits offset in part by an increase in average deposits of $8,990. Due to these reductions and the low interest rate environment, the annualized average rate of interest bearing liabilities decreased from 0.65% in the second quarter of 2014 to 0.60% in the second quarter of 2015.

The Company’s net interest margin for the three months ended June 30, 2015 increased 14 basis points to 3.32% compared to 3.18% for the three months ended June 30, 2014. The increase in the net interest margin was due a larger volume of average interest earning assets, reduced liability costs and collection of past due interest.

Six Months Ended June 30, 2015 compared to Six Months Ended June 30, 2014:

Net interest income increased $1,409 (5.50%) during the six month period ended June 30, 2015 as compared to the same period in 2014 and resulted primarily from higher levels of interest earning assets, lower rates paid on deposits and the collection of $530 in past due interest on an impaired loan that was repaid during the second quarter of 2015.

Loan interest income increased $711 (3.13%) in the six month period as compared to the same period in the prior year. The change resulted primarily from a $35,349 increase in average loans offset in part by lower yields, which decreased from 4.88% to 4.84%. Interest on loans held for sale increased $80 and resulted primarily from a $5,748 increase in average loans offset by a decrease in yields from 3.16% to 3.06%.

Interest income on taxable investment securities increased $180 or 3.09% and interest income on tax-exempt investment securities increased $113 or 8.52%. The changes were due to both volume and rate. Average taxable investment balances decreased $14,711 or 2.59% and average tax-exempt balances increased $15,627 or 18.40%. The average yield on the taxable investment portfolio increased from 2.05% in 2014 to 2.17% in 2015 and the average yield on the tax-exempt investment portfolio declined from 3.13% in 2014 to 2.86% in 2015.

Total interest income increased $1,085 (3.60%) and average yields on interest-earning assets increased from 3.73% in 2014 to 3.78% in 2015.

Deposit interest expense decreased $263 (8.29%) in the six month period as compared to the same period in the prior year, primarily as a result of lower rates paid on deposits offset in part by an increase in average deposits of $12,576. Due to these reductions and the low interest rate environment, the annualized average rate of interest bearing liabilities decreased from 0.66% in 2014 to 0.61% in 2015.

The Company’s net interest margin for the six months ended June 30, 2015 increased 10 basis points to 3.27% compared to 3.17% for the six months ended June 30, 2014. The increase in the net interest margin was due a larger volume of average interest earning assets, reduced liability costs and the collection of $530 in past due interest on an impaired loan that was repaid during the second quarter of 2015.

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

Table 5 - Rate/Volume Analysis

	Three Months Ended June 30, 2015
	compared to Three Months Ended June 30, 2014
	Increase (Decrease) due to
	Volume	Rate	Combined	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	216	289	5	510
Loans held for sale	42	(5)	(1)	36
Investment securities
Taxable	(14)	67	-	53
Tax-exempt	182	(43)	(12)	127
Interest-bearing deposits in other banks	(3)	3	(1)	(1)
Total interest-earning assets	423	311	(9)	725

Interest-bearing liabilities:
Deposits	11	(145)	(1)	(135)
Securities sold under repurchase agreements	-	-	-	-
Other borrowings	(15)	(18)	-	(33)
Total interest-bearing liabilities	(4)	(163)	(1)	(168)

Net change in net interest income				$893

Table 6- Rate/Volume Analysis

	Six Months Ended
	June 30, 2015 compared to June 30, 2014
	Increase (Decrease) due to
	Volume	Rate	Combined	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	864	(147)	(6)	711
Loans held for sale	90	(7)	(3)	80
Investment securities
Taxable	(151)	340	(9)	180
Tax-exempt	244	(111)	(20)	113
Interest-bearing deposits in other banks	(7)	10	(2)	1
Total interest-earning assets	1,040	85	(40)	1,085

Interest-bearing liabilities:
Deposits	31	(291)	(3)	(263)
Securities sold under repurchase agreements	2	(0)	(0)	2
Other borrowings	(27)	(37)	1	(63)
Total interest-bearing liabilities	6	(328)	(2)	(324)

Net change in net interest income				$1,409

Provision for Loan Losses

The provision for loan losses is the charge to operating earnings necessary to maintain the allowance for loan losses at a level which, in management’s estimate, is adequate to cover the estimated amount of probable incurred losses in the loan portfolio. A credit for loan losses totaling $(2,690) was recognized for the three months ended June 30, 2015 compared to provision for loan losses of $1,011 for the three months ended June 30, 2014 and a credit of $(2,143) for the six months ended June 30, 2015 compared to provision of $2,068 for the same period in 2014. The credit for loan loss resulted primarily from the repayment of an impaired loan during the second quarter that resulted in a $1,666 recovery. See “Allowance for Loan Losses” for further analysis of the provision for loan losses.

Noninterest Income

Table 7 - Noninterest Income

	Three Months Ended				Six Months Ended
	June 30,		Variance		June 30,		Variance
	2015	2014	Amount	%	2015	2014	Amount	%
	(Dollars in thousands)				(Dollars in thousands)

Service charges and fees on deposits	$1,843	$1,792	$51	2.85%	$3,587	$3,421	$166	4.85%
Gain on sales of loans	1,758	1,373	385	28.04%	3,312	2,192	1,120	51.09%
Gain (loss) on sale of fixed assets, net	(62)	13	(75)	(576.92%)	(61)	12	(73)	(608.33%)
Investment securities gains (losses), net	(897)	26	(923)	(3,550.00%)	(840)	277	(1,117)	(403.25%)
Retail investment income	520	514	6	1.17%	1,046	1,088	(42)	(3.86%)
Trust service fees	355	319	36	11.29%	691	642	49	7.63%
Earnings from cash surrender value of bank-owned life insurance	281	281	-	0.00%	559	559	-	0.00%
Miscellaneous income	221	205	16	7.80%	444	423	21	4.96%
Total noninterest income	$4,019	$4,523	$(504)	(11.14%)	$8,738	$8,614	$124	1.44%

Second Quarter 2015 compared to Second Quarter 2014:

Noninterest income decreased $504 (11.14%) during the three month period ended June 30, 2015 as compared to the same period in 2014. The change was mostly due to a $923 decrease in investment securities gains (losses), net, offset in part by an increase in gain on sales of loans of $385 (28.04%) and an increase in service charges and fees on deposits of $51.

Six Months Ended June 30, 2015 compared to Six Months Ended June 30, 2014:

Noninterest income increased $124 (1.44%) during the six month period ended June 30, 2015 as compared to the same period in 2014. The change was mostly due to an increase in gain on sales of loans of $1,120 (51.09%) and an increase in service charges and fees on deposits of $166, offset in part by reduced net gains (losses) on investment securities.

Noninterest Expense

Table 8 - Noninterest Expense

	Three Months Ended				Six Months Ended
	June 30,		Variance		June 30,		Variance
	2015	2014	Amount	%	2015	2014	Amount	%
	(Dollars in thousands)				(Dollars in thousands)

Salaries and other personnel expense	$6,662	$6,148	$514	8.36%	$13,249	$11,914	$1,335	11.21%
Occupancy expenses	1,030	987	43	4.36%	2,048	1,931	117	6.06%
Marketing & business development	496	491	5	1.02%	993	995	(2)	(0.20%)
Processing expense	858	793	65	8.20%	1,685	1,376	309	22.46%
Legal and professional fees	400	449	(49)	(10.91%)	812	925	(113)	(12.22%)
Data processing expense	388	297	91	30.64%	777	715	62	8.67%
FDIC insurance	191	284	(93)	(32.75%)	432	559	(127)	(22.72%)
Communications expense	297	229	68	29.69%	559	456	103	22.59%
Prepayment fees	955	-	955	N/A	955	-	955	N/A
(Gain) loss on sale of other real estate	(47)	3	(50)	(1,666.67%)	(114)	(32)	(82)	256.25%
Provision for other real estate losses	1	19	(18)	(94.74%)	2	19	(17)	(89.47%)
Loan costs (excluding OREO)	238	250	(12)	(4.80%)	512	626	(114)	(18.21%)
Other operating expenses	742	691	51	7.38%	1,366	1,270	96	7.56%
Total noninterest expense	$12,211	$10,641	$1,570	14.75%	$23,276	$20,754	$2,522	12.15%

Second Quarter 2015 compared to Second Quarter 2014:

Noninterest expense increased $1,570 (14.75%) during the three month period ended June 30, 2015 as compared to the same period in 2014. The increase was mainly due to a $955 penalty incurred on the repayment of an FHLB advance during the second quarter of 2015. In addition, salaries and other personnel expense increased $514 (8.36%) due to additional staff, salary increases, increased retirement, incentive and other benefit plan costs and higher commission expense.

Six Months Ended June 30, 2015 compared to Six Months Ended June 30, 2014:

Noninterest expense increased $2,522 (12.15%) during the six month period ended June 30, 2015 as compared to the same period in 2014. The most significant increase in expense for the six month period was salaries and other personnel expense which increased $1,335 (11.21%) due to additional staff, salary increases, increased retirement, incentive and other benefit plan costs and higher commission expense. The increased noninterest expense was also due to a $955 penalty incurred on the repayment of an FHLB advance during the second quarter of 2015. In addition, processing expense increased $309 (22.46%) due to migration to an outsourced mainframe computer system.

Income Taxes

The Company recognized income tax expense of $2,732 and $4,720 for the three and six months ended June 30, 2015 as compared to an income tax expense of $1,857 and $3,544 for the same periods in 2014. The effective income tax rate for the three and six months ended June 30, 2015 was 32.44% and 32.29% compared to 31.47% and 31.10% for the three and six months ended June 30, 2014. The primary reason for the increase in the effective tax rate this year was a smaller percentage of tax-exempt interest income on investment securities and income related to bank-owned life insurance relative to total income.

Loans

The following table presents the composition of the Company’s loan portfolio as of June 30, 2015 and December 31, 2014.

Table 9 - Loan Portfolio Composition

	June 30, 2015		December 31, 2014
	Amount	%	Amount	%
	(Dollars in thousands)
Commercial, financial and agricultural	$193,735	20.56%	$208,905	21.62%
Real estate
Commercial	375,225	39.81%	371,488	38.44%
Residential	207,067	21.97%	204,097	21.12%
Acquisition, development and construction	149,517	15.86%	164,303	17.00%
Total real estate	731,809	77.64%	739,888	76.56%
Consumer
Direct	16,238	1.72%	16,581	1.72%
Indirect	-	0.00%	1	0.00%
Revolving	625	0.07%	666	0.07%
Total consumer	16,863	1.79%	17,248	1.79%
Deferred loan origination costs (fees)	130	0.01%	315	0.03%
Total	$942,537	100.00%	$966,356	100.00%

At June 30, 2015, 77.64% of the loan portfolio is comprised of real estate loans. Commercial, financial and agricultural loans comprise 20.56%, and consumer loans comprise 1.79% of the portfolio.

Commercial real estate comprises 39.81% of the loan portfolio and consists of both non-owner occupied and owner occupied properties, where the operations of the commercial entity provide the necessary cash flow to service the debt. For this portion of the real estate loan portfolio, repayment is generally not dependent upon the sale of the real estate held as collateral. Acquisition, development and construction loans comprise 15.86% of the loan portfolio. The Company carefully monitors the loans in this category since the repayment of these loans is generally dependent upon the sale of the real estate in the normal course of business and can be impacted by national and local economic conditions. The residential category, 21.97% of the portfolio, represents those loans that the Company chooses to maintain in its portfolio rather than selling into the secondary market for marketing and competitive reasons and commercial loans secured by residential real estate.

The Company has no large loan concentrations to individual borrowers. Unsecured loans at June 30, 2015 totaled $42,128.

Interest reserves are established for certain acquisition, development and construction (“ADC”) loans and certain commercial real estate (“CRE”) loans with major renovations based on the feasibility of the project, the timeframe for completion, the creditworthiness of the borrower and guarantors, and collateral. An interest reserve allows the borrower’s interest cost to be capitalized and added to the loan balance. As a matter of practice GB&T does not generally establish loan funded interest reserves on ADC or CRE loans; however, the Company’s loan portfolio includes six loans with interest reserves at June 30, 2015. The following table details the loans and accompanying interest reserves as of June 30, 2015.

	June 30, 2015
		Reserves
	Balance	Original	Advanced	Remaining
	(Dollars in thousands)

Loan 1	$10,846	330	277	53
Loan 2	5,952	82	64	18
Loan 3	5,894	62	62	-
Loan 4	3,807	100	19	81
Loan 5	69	26	-	26
Loan 6	13	23	-	23

These ADC or CRE loans have not been renewed or restructured and, as of June 30, 2015, are not on nonaccrual.

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

Nonperforming Assets

Non-performing assets include nonaccrual loans, loans past due 90 days or more, restructured loans and other real estate owned. Table 10 shows the current and prior period amounts of non-performing assets. Non-performing assets were $15,371 at June 30, 2015, compared to $21,903 at December 31, 2014 and $22,859 at June 30, 2014. The change from June 2014 to June 2015 was due primarily to a $6,446 decrease in nonaccrual loans.

There were no loans past due 90 days or more and still accruing at June 30, 2015, December 31, 2014 and June 30, 2014.

Troubled debt restructurings (TDRs) are troubled loans in which the original terms have been modified in favor of the borrower or either principal or interest has been forgiven due to deterioration in the borrower’s financial condition. There was $9,136 in TDRs at June 30, 2015, of which $2,845 were on nonaccrual status. TDRs totaled $9,669 at December 31, 2014, of which $3,477 were on nonaccrual status, and $7,942 at June 30, 2014, of which $1,656 were on nonaccrual status.

Table 10 - Non-Performing Assets

	June 30, 2015	December 31, 2014	June 30, 2014
	(Dollars in thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$1,258	$3,458	$833
Real Estate:
Commercial	1,144	1,497	3,998
Residential	3,350	3,639	3,381
Acquisition, development and construction	2,337	5,874	6,777
Consumer	69	136	84
Total Nonaccrual loans	8,158	14,604	15,073
Restructured loans (1)	6,291	6,192	6,286
Other real estate owned	922	1,107	1,500
Total Non-performing assets	$15,371	$21,903	$22,859

Loans past due 90 days or more and still accruing interest	$-	$-	$-

Non-performing assets to total assets	0.86%	1.26%	1.28%

Non-performing assets to period end loans and OREO	1.63%	2.26%	2.38%

Allowance for loan loss to period end nonaccrual loans	286.49%	174.65%	178.35%

(1) Restructured loans on nonaccrual status at period end are included under nonaccrual loans in the table.

The ratio of non-performing assets to total loans and other real estate was 1.63% at June 30, 2015 compared to 2.26% at December 31, 2014 and 2.38% at June 30, 2014. The ratio of allowance for loan losses to total nonaccrual loans was 286.49% at June 30, 2015 compared to 174.65% at December 31, 2014 and 178.35% at June 30, 2014. The resolution of non-performing assets continues to be a priority of management.

Nonaccrual loans decreased $6,915 (45.88%) from June 30, 2014 due primarily to a decline in nonaccrual acquisition, development and construction loans and commercial real estate loans which decreased $4,440 and $2,854 respectively. Partially offsetting these declines was an increase in nonaccrual commercial, financial and agricultural loans of $425.

The decrease in nonaccrual acquisition, development and construction loans since June 30, 2014 was due primarily to the repayment of a $4,544 participation loan made to finance a retail center that was sold in the second quarter of 2015. The decrease in nonaccrual commercial real estate loans was due in part to the bank negotiated short sale of a troubled Thomson, Georgia hotel property of approximately $2,547, which was completed in the third quarter of 2014.

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

Table 11 - Nonaccrual Loans

	Balance	Originated	Nonaccrual Date	Trigger	Collateral	Allowance	Method	Appraisal Date	Appraised Value
	(Dollars in thousands)
1-4 Family Residential	674	06/08-06/14	08/14-12/14	financial condition	houses	-	collateral value	09/14-06/14	759
Commercial, financial and agricultural	850	01/29/08	12/30/14	financial condition	apartments	-	collateral value	03/15	1,090
ADC Loan - CSRA	1,380	12/28/11	12/28/12	financial condition	land	-	collateral value	03/15	1,800
	$2,904

Other, net	5,254

Nonaccrual loans at June 30, 2015	$8,158

The following table presents a roll forward of other real estate owned for the six month periods ended June 30, 2015 and 2014, respectively.

Table 12 - Other Real Estate Owned

	2015	2014
	(Dollars in thousands)

Beginning balance, January 1	$1,107	$1,014
Additions	500	698
Increase in valuation allowance	(2)	(19)
Sales	(797)	(225)
Gain on sale of OREO	114	32
Ending balance, June 30	$922	$1,500

The following table provides details of other real estate owned as of June 30, 2015, December 31, 2014 and June 30, 2014, respectively.

	June 30, 2015	December 31, 2014	June 30, 2014
	(Dollars in thousands)
Other Real Estate:
Real Estate
Commercial	$454	$200	$429
Residential	38	364	68
Acquisition, development and construction	733	860	1,068
	1,225	1,424	1,565

Valuation allowance	(303)	(317)	(65)
	$922	$1,107	$1,500

The change in other real estate owned is due to the continuing process of resolving problem loans. In the first six months of 2015, additions to other real estate owned totaled $500 compared to $698 for the same period in 2014. Sales of other real estate totaled $797 for the six months ended June 30, 2015 compared to $225 for the six months ended June 30, 2014.

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

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management’s analysis of risk in the loan portfolio. Loans determined to be uncollectible are charged to the allowance for loan losses and subsequent recoveries are added to the allowance. A negative provision for losses in the amount of $2,690 was credited to expense for the three months ended June 30, 2015 compared to provision of $1,011 for the three months ended June 30, 2014 and a $2,143 negative provision for losses was credited to expense for the six months ended June 30, 2015 compared to provision of $2,068 for the six months ended June 30, 2014. The negative provision resulted in part from a $1,666 recovery related to the repayment of a nonaccrual acquisition development and construction loan and to the decline in that portfolio segment’s average historical loss rate.

At June 30, 2015 the ratio of allowance for loan losses to period end loans was 2.48% compared to 2.64% at December 31, 2014 and 2.80% at June 30, 2014. The decline in overall level of allowance as a percentage of the portfolio is due in part to the decline in the average historical net loss rate and the level of recoveries during the quarter. (see Note 1 -- ALLL Methodology in the Notes to Consolidated Financial Statements).

For the six months ended June 30, 2015 recoveries net of charge-offs totaled $8 on all loans. $1,420 of recoveries net of charge-offs were related to acquisition, development and construction loans. Charge-offs net of recoveries were $917 for commercial, financial and agricultural loans, $275 for residential real estate and $148 for consumer loans. The provisions for loan losses allocated to individual portfolio segments are affected by the calculation of average historical net loss rate factors and by the internal and external qualitative factors within each category.

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

Liquidity and Capital Resources

The Company has maintained adequate liquidity to meet operating and loan funding requirements. The loan to deposit ratio at June 30, 2015 was 61.43% compared to 66.01% at December 31, 2014 and 62.69% at June 30, 2014. Deposits at June 30, 2015 and December 31, 2014 include $187,099 and $188,094 of brokered certificates of deposit, respectively. GB&T has also utilized borrowings from the Federal Home Loan Bank. GB&T maintains a line of credit with the Federal Home Loan Bank approximating 10% of its total assets. Federal Home Loan Bank advances are collateralized by eligible first mortgage loans, commercial real estate loans and investment securities. Federal Home Loan Bank advances totaled $56,000 at June 30, 2015. GB&T maintains repurchase lines of credit with SunTrust Robinson Humphrey, Atlanta, Georgia, for advances up to $20,000, of which none was outstanding at June 30, 2015 and a $10,000 repurchase line of credit with CenterState Bank, Orlando, Florida, of which none was outstanding at June 30, 2015. GB&T has a federal funds purchased accommodation with SunTrust Bank, Atlanta, Georgia for advances up to $10,000, of which none was outstanding at June 30, 2015 and a federal funds purchased accommodation with CenterState Bank, Orlando, Florida, for advances up to $10,000, of which none was outstanding at June 30, 2015. The Company also maintains a borrowing facility at the Federal Reserve Bank, under the Borrower-In-Custody Program, of which none was outstanding at June 30, 2015. Additionally, liquidity needs can be supplemented by the structuring of the maturities of investment securities and the pricing and maturities on loans and deposits offered to customers. The Company also uses retail securities sold under repurchase agreements to fund operations. Retail securities sold under repurchase agreements were $649 at June 30, 2015.

Stockholders’ equity to total assets was 9.03% at June 30, 2015 compared to 8.96% at December 31, 2014 and 8.24% at June 30, 2014. The capital of the Company exceeded all required regulatory guidelines at June 30, 2015. The Company’s common equity Tier 1, Tier 1 risk-based, total risk-based and leverage capital ratios were 13.63%, 15.31%, 16.56%, and 10.26%, respectively, at June 30, 2015.

The following table reflects the current regulatory capital levels in more detail, including comparisons to the regulatory minimums.

Table 13 - Regulatory Capital Requirements
June 30, 2015

	Actual		Required		Excess
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Southeastern Bank Financial Corporation

Risk-based capital:
Common equity tier 1 capital	$163,246	13.63%	53,878	4.50%	N/A	N/A
Tier 1 capital	183,246	15.31%	71,837	6.00%	N/A	N/A
Total capital	198,316	16.56%	95,782	8.00%	N/A	N/A
Tier 1 leverage ratio	183,246	10.26%	71,437	4.00%	N/A	N/A

Georgia Bank & Trust Company

Risk-based capital:
Common equity tier 1 capital	$174,141	14.57%	53,795	4.50%	120,346	10.07%
Tier 1 capital	174,141	14.57%	71,726	6.00%	102,415	8.57%
Total capital	189,177	15.82%	95,635	8.00%	93,542	7.82%
Tier 1 leverage ratio	174,141	9.77%	80,176	4.50%	93,965	5.27%

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

Unfunded commitments to extend credit where contractual amounts represent potential credit risk totaled $212,213 at June 30, 2015. This includes standby letters of credit of $4,474 at June 30, 2015. These commitments are primarily at variable interest rates.

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

Table 14 - Commitments and Contractual Obligations

	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(Dollars in thousands)

Lines of credit	$207,739	-	-	-
Standby letters of credit	4,474	-	-	-
Lease agreements	296	326	48	-
Deposits	1,336,273	177,472	19,619	971
Securities sold under repurchase agreements	649	-	-	-
Salary continuation agreements	338	1,341	1,619	31,956
FHLB advances	-	45,000	11,000	-
Due to broker	2,844	-	-	-
Subordinated debentures	-	-	-	20,000
Total commitments and contractual obligations	$1,552,613	$224,139	$32,286	$52,927

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2015, there were no substantial changes in the interest rate sensitivity analysis or the sensitivity of market value of portfolio equity for various changes in interest rates calculated as of December 31, 2014. A detailed discussion of market risk is provided in the Company’s 2014 Annual Report on Form 10-K.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information regarding the Company’s purchases of its common stock on a monthly basis during the second quarter of 2015.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Appropriate Dollar Value) of Shares Yet To Be Purchased Under the Plans or Programs (1)
April 1 through April 30, 2015	-	-	-	299,454
May 1 through May 31, 2015	-	-	-	299,454
June 1 through June 30, 2015	-	-	-	299,454
Total	-	-	-	299,454

(1) On October 15, 2014, the Company’s Board of Directors announced the commencement of a stock repurchase program (the “2014 Program”), pursuant to which it will, from time to time, repurchase up to 300,000 shares of its outstanding common stock in the open market or in private transactions. The 2014 Program does not have a stated expiration date and no stock repurchase programs were terminated during the second quarter of 2015.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 in XBRL (eXtensible Business Reporting Language).

SOUTHEASTERN BANK FINANCIAL CORPORATION
Form 10-Q Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Date: July 24, 2015	By:	/s/ Darrell R. Rains
Darrell R. Rains
Group Vice President, Chief
Financial Officer (Duly Authorized
Officer of Registrant and Principal
Financial Officer)

