Form 10-Q
period 2015-09-30
Southeastern Bank Financial CORP
filed 2015-10-23
CIK 880116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015.

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

6,745,818 shares of common stock, $3.00 par value per share, outstanding as of October 20, 2015.

SOUTHEASTERN BANK FINANCIAL CORPORATION

FORM 10-Q

1

PART I

FINANCIAL INFORMATION

SOUTHEASTERN BANK FINANCIAL CORPORATION

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	September 30,
	2015	December 31,
	(Unaudited)	2014
Assets
Cash and due from banks	$42,870	$33,286
Interest-bearing deposits in other banks	7,691	2,709
Cash and cash equivalents	50,561	35,995
Available-for-sale securities	696,994	644,465
Loans held for sale, at fair value	32,339	18,365
Loans	962,414	966,356
Less allowance for loan losses	22,180	25,506
Loans, net	940,234	940,850

Premises and equipment, net	27,660	27,842
Accrued interest receivable	6,283	5,898
Bank-owned life insurance	42,832	36,908
Restricted equity securities	4,361	4,398
Other real estate owned	360	1,107
Deferred tax asset	12,316	15,263
Other assets	3,028	1,690
	$1,816,968	$1,732,781
Liabilities and Stockholders' Equity
Deposits
Noninterest-bearing	$235,777	$196,624
Interest-bearing:
NOW accounts	385,455	354,038
Savings	551,703	521,570
Money management accounts	15,662	15,824
Time deposits	352,383	375,808
	1,540,980	1,463,864

Securities sold under repurchase agreements	633	10,678
Advances from Federal Home Loan Bank	66,000	64,000
Accrued interest payable and other liabilities	20,232	18,953
Subordinated debentures	20,000	20,000
Total liabilities	1,647,845	1,577,495

Stockholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized; 0 shares outstanding in 2015 and 2014, respectively	-	-
Common stock, $3.00 par value; 10,000,000 shares authorized; 6,745,371 and 6,744,891 shares issued in 2015 and 2014, respectively; 6,745,371 and 6,744,160 shares outstanding in 2015 and 2014, respectively	20,236	20,235
Additional paid-in capital	63,507	63,096
Retained earnings	83,628	71,902
Treasury stock, at cost; 0 and 731 shares in 2015 and 2014, respectively	-	(18)
Accumulated other comprehensive income, net	1,752	71
Total stockholders' equity	169,123	155,286
	$1,816,968	$1,732,781

See accompanying notes to unaudited consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Consolidated Statements of Comprehensive Income

(Dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Interest income:
Loans, including fees	$11,584	$11,711	$35,296	$34,632
Investment securities	3,945	3,518	11,390	10,670
Interest-bearing deposits in other banks	20	14	54	47
Total interest income	15,549	15,243	46,740	45,349
Interest expense:
Deposits	1,443	1,535	4,354	4,709
Securities sold under repurchase agreements	6	1	11	4
Other borrowings	562	651	1,826	1,978
Total interest expense	2,011	2,187	6,191	6,691

Net interest income	13,538	13,056	40,549	38,658
Provision (Credit) for loan losses	132	876	(2,011)	2,944
Net interest income after provision for loan losses	13,406	12,180	42,560	35,714

Noninterest income:
Service charges and fees on deposits	1,831	1,903	5,418	5,324
Gain on sales of loans	2,007	1,718	5,319	3,910
Gain (loss) on sale of fixed assets, net	58	15	(3)	27
Investment securities (losses) gains, net (includes ($165) and $215 for the three months ended and ($1,005) and $492 for the nine months ended September 30, 2015 and 2014 accumulated other comprehensive income reclassifications for unrealized gains (losses) on available-for-sale securities)	(165)	215	(1,005)	492
Retail investment income	589	520	1,635	1,608
Trust service fees	357	328	1,048	970
Earnings from cash surrender value of bank-owned life insurance	365	317	924	876
Miscellaneous income	265	200	709	623
Total noninterest income	5,307	5,216	14,045	13,830
Noninterest expense:
Salaries and other personnel expense	6,719	6,291	19,968	18,205
Occupancy expenses	1,040	1,027	3,088	2,958
Other real estate losses (gains), net	10	239	(102)	226
Prepayment fees	-	-	955	-
Other operating expenses	3,802	3,498	10,938	10,420
Total noninterest expense	11,571	11,055	34,847	31,809

Income before income taxes	7,142	6,341	21,758	17,735
Income tax expense	2,277	1,959	6,997	5,503
Net income	$4,865	$4,382	$14,761	$12,232

Other comprehensive income (loss):
Unrealized loss on derivatives	$(502)	$(27)	(260)	(670)
Unrealized gain (loss) on securities available-for-sale	5,472	(849)	2,006	14,449
Reclassification adjustment for realized loss (gain) on securities, net of OTTI	165	(215)	1,005	(492)
Tax effect	(1,997)	424	(1,070)	(5,169)
Total other comprehensive income (loss)	3,138	(667)	1,681	8,118
Comprehensive income	$8,003	$3,715	$16,442	$20,350

(continued)

SOUTHEASTERN BANK FINANCIAL CORPORATION

Consolidated Statements of Comprehensive Income

(Dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Basic net income per share	$0.73	$0.66	$2.20	$1.83

Diluted net income per share	0.72	0.65	2.20	1.83

Weighted average common shares outstanding	6,703,371	6,681,743	6,700,439	6,681,214

Weighted average number of common and common equivalent shares outstanding	6,719,396	6,694,528	6,713,344	6,687,056

See accompanying notes to unaudited consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net income	$14,761	$12,232
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,678	1,539
Deferred income tax expense (benefit)	1,877	(642)
Provision (Credit) for loan losses	(2,011)	2,944
Net investment securities losses (gains)	1,005	(492)
Net amortization of premiums on investment securities	3,059	3,561
Earnings from CSV of bank-owned life insurance	(924)	(876)
Stock-based compensation expense	350	272
Prepayment fees on Federal Home Loan Bank advances	955	-
Loss (gain) on disposal of premises and equipment	3	(27)
Gain on the sale of other real estate	(116)	(41)
Provision for other real estate valuation allowance	14	267
Gain on sales of loans	(5,319)	(3,910)
Real estate loans originated for sale	(181,560)	(133,887)
Proceeds from sales of real estate loans	172,906	125,419
(Increase) decrease in accrued interest receivable	(385)	56
(Increase) decrease in other assets	(1,338)	3,593
Increase (decrease) in accrued interest payable and other liabilities	1,019	(115)
Net cash provided by operating activities	5,974	9,893

Cash flows from investing activities:
Proceeds from sales of available-for-sale securities	110,635	139,935
Proceeds from maturities and calls of available-for-sale securities	74,508	58,515
Purchase of available-for-sale securities	(238,725)	(197,038)
Proceeds from redemption of FHLB stock	500	472
Purchase of FHLB stock	(463)	-
Net decrease (increase) in loans	2,407	(53,520)
Purchase of bank-owned life insurance	(5,000)	-
Additions to premises and equipment	(1,636)	(1,828)
Proceeds from sale of other real estate	1,068	396
Proceeds from sale of premises and equipment	137	86
Net cash used in investing activities	(56,569)	(52,982)

(continued)

SOUTHEASTERN BANK FINANCIAL CORPORATION

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014

Cash flows from financing activities:
Net increase in deposits	77,116	45,128
Net decrease in securities sold under repurchase agreements	(10,045)	(243)
Payments of Federal Home Loan Bank advances	(8,955)	-
Advances from Federal Home Loan Bank	10,000	-
Purchase of treasury stock	(11)	(28)
Payments on subordinated debentures	-	(1,547)
Payment of cash dividends	(3,035)	(2,622)
Tax benefit from stock-based compensation	46	-
Proceeds from Directors' stock purchase plan	45	41
Net cash provided by financing activities	65,161	40,729

Net increase (decrease) in cash and cash equivalents	14,566	(2,360)
Cash and cash equivalents at beginning of period	35,995	47,336
Cash and cash equivalents at end of period	$50,561	$44,976

Supplemental disclosures of cash paid during the period for:
Interest	$6,443	$6,806
Income taxes	5,181	6,136

Supplemental information on noncash investing activities:
Loans transferred to other real estate owned	$611	$1,205
Loans provided for sales of other real estate owned	392	213
Due to broker	-	1,527

See accompanying notes to unaudited consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Unaudited Consolidated Financial Statements

(Dollar amounts are expressed in thousands unless otherwise noted)

September 30, 2015

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

The financial statements for the three and nine months ended September 30, 2015 and 2014 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2014.

In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations and cash flows for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results of operations which the Company may achieve for the entire year.

Some items in the prior period financial statements were reclassified to conform to the current presentation.

(b) Recent Accounting Pronouncements

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

Note 2 – Investment Securities

All investment securities held at September 30, 2015 and December 31, 2014 are classified as available-for-sale.

The following tables summarize the amortized cost and fair value of the available-for-sale investment securities portfolio at September 30, 2015 and December 31, 2014 and the corresponding amounts of unrealized gains and losses therein.

	September 30, 2015
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Available-for-sale	(Dollars in thousands)
Obligations of U.S.
Government agencies	$164,365	401	(772)	163,994
Obligations of states and political subdivisions	131,471	3,535	(444)	134,562
Mortgage backed securities
U.S. GSE's* MBS - residential	135,081	1,614	(456)	136,239
U.S. GSE's CMO	146,382	1,572	(266)	147,688
Corporate bonds	114,608	857	(954)	114,511
	$691,907	7,979	(2,892)	696,994

* Government sponsored entities

	December 31, 2014
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Available-for-sale	(Dollars in thousands)
Obligations of U.S.
Government agencies	$181,104	307	(2,667)	178,744
Obligations of states and political subdivisions	98,538	3,400	(183)	101,755
Mortgage backed securities
U.S. GSE's MBS - residential	128,891	1,672	(527)	130,036
U.S. GSE's CMO	123,921	983	(443)	124,461
Corporate bonds	109,936	990	(1,457)	109,469
	$642,390	7,352	(5,277)	644,465

As of September 30, 2015, except for the U.S. Government agencies and government sponsored entities, there was no issuer who represented 10% or more of stockholders’ equity within the investment portfolio.

As of December 31, 2014, except for the U.S. Government agencies and government sponsored entities, there was no issuer who represented 10% or more of stockholders’ equity within the investment portfolio.

Proceeds from sales of securities available-for-sale and the associated gains (losses), excluding gains (losses) on called securities, for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Dollars in thousands)		(Dollars in thousands)
Proceeds from Sales	$33,487	$61,967	$110,635	$139,935
Gross Gains	110	624	329	1,534
Gross Losses	(276)	(409)	(1,335)	(1,042)

The amortized cost and fair value of the investment securities portfolio, excluding equity securities, are shown below by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2015
	Amortized	Estimated
	cost	fair value
	(Dollars in thousands)
Available-for-sale:
One year or less	$8,056	8,138
After one year through five years	107,372	108,602
After five years through ten years	173,385	173,545
After ten years	403,094	406,709
	$691,907	696,994

The following tables summarize the investment securities with unrealized losses at September 30, 2015 and December 31, 2014, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position.

	September 30, 2015
	Less than 12 months		12 months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
Temporarily impaired	(Dollars in thousands)
Obligations of U.S.
Government agencies	$22,675	75	67,278	697	89,953	772
Obligations of states and political subdivisions	27,077	389	4,052	55	31,129	444
Mortgage backed securities
U.S. GSE's MBS - residential	26,894	282	11,673	174	38,567	456
U.S. GSE's CMO	28,113	175	6,986	91	35,099	266
Corporate bonds	36,080	329	17,518	625	53,598	954
	$140,839	1,250	107,507	1,642	248,346	2,892

	December 31, 2014
	Less than 12 months		12 months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
Temporarily impaired	(Dollars in thousands)
Obligations of U.S.
Government agencies	$19,108	98	112,541	2,569	131,649	2,667
Obligations of states and political subdivisions	11,285	49	6,048	134	17,333	183
Mortgage backed securities
U.S. GSE's MBS - residential	9,041	44	35,529	483	44,570	527
U.S. GSE's CMO	36,594	216	18,205	227	54,799	443
Corporate bonds	29,769	204	29,421	1,253	59,190	1,457
	$105,797	611	201,744	4,666	307,541	5,277

Other-Than-Temporary Impairment – September 30, 2015

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

As of September 30, 2015, the Company’s security portfolio consisted of 443 securities, 143 of which were in an unrealized loss position. Of these securities with unrealized losses, 57.95% were related to the Company’s mortgage-backed and corporate securities as discussed below.

Mortgage-backed Securities

At September 30, 2015, all of the Company’s mortgage-backed securities were issued by U.S. government-sponsored entities and agencies, primarily the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Government National Mortgage Association (“Ginnie Mae”), institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is not more likely than not that it will be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2015.

Corporate Securities

The Company holds forty-nine corporate securities totaling $114,511, of which twenty-six had an unrealized loss of $954 at September 30, 2015. Twenty-five of the securities with an unrealized loss of $843 were issued by entities rated lower medium investment grade or higher. Because the decline in fair value is attributable primarily to changes in interest rates and not credit quality and because the Company does not have the intent to sell the securities and it is not more likely than not that it will be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2015.

Included in the Company’s corporate bonds is one trust preferred security with an amortized cost of $250, which had an unrealized loss of $111, resulting in a fair value of $139 at September 30, 2015. This security is not rated. Although the issuer is not in default, in January of 2011 the Company was notified that the issuer had elected to defer interest payments in accordance with the terms of the instrument. As of July of 2015, the issuer is no longer deferring interest and is current on all payments. Because the Company does not have the intent to sell this security and it is not more likely than not that it will be required to sell the security before its anticipated recovery, the Company does not consider this security to be other-than-temporarily impaired at September 30, 2015.

There were no credit losses recognized in earnings for the three or nine month periods ended September 30, 2015 and 2014.

Other-Than-Temporary Impairment – December 31, 2014

As of December 31, 2014, the Company’s security portfolio consisted of 378 securities, 145 of which were in an unrealized loss position. Of these securities with unrealized losses, 45.99% were related to the Company’s mortgage backed and corporate securities as discussed below.

Mortgage-backed Securities

At December 31, 2014, all of the Company’s mortgage-backed securities were issued by U.S. government-sponsored entities and agencies, primarily the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Government National Mortgage Association (“Ginnie Mae”), institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is not more likely than not that it will be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2014.

Corporate Securities

The Company holds forty-five corporate securities totaling $109,469, of which twenty-five had an unrealized loss of $1,457 at December 31, 2014. Twenty-four of the securities with an unrealized loss of $1,319 were issued by entities rated lower medium investment grade or higher. Because the decline in fair value is attributable primarily to changes in interest rates and not credit quality and because the Company does not have the intent to sell the securities and it is not more likely than not that it will be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2014.

Included in the Company’s corporate bonds is one trust preferred security with an amortized cost of $250, which had an unrealized loss of $138, resulting in a fair value of $112 at December 31, 2014. This security is not rated. Although the issuer is not in default, in January of 2011 the Company was notified that the issuer had elected to defer interest payments in accordance with the terms of the instrument. As of July 2015, the issuer is no longer deferring interest and is current on all payments. Because the Company does not have the intent to sell this security and it is not more likely than not that it will be required to sell the security before its anticipated recovery, the Company does not consider this security to be other-than-temporarily impaired at December 31, 2014.

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

There were no credit losses recognized in earnings for the year ended December 31, 2014.

Note 3 – Loans

The following table summarizes loans at September 30, 2015 and December 31, 2014.

	September 30, 2015	December 31, 2014
	(Dollars in thousands)

Commercial, financial, and agricultural	$200,257	208,905
Real estate:
Commercial	359,942	371,488
Residential	216,006	204,097
Acquisition, development and construction	167,739	164,303
Consumer installment	18,305	17,248
	$962,249	966,041
Less allowance for loan losses	22,180	25,506
Less deferred loan origination fees (costs)	(165)	(315)
	$940,234	940,850

The following tables present the activity in the allowance for loan losses by portfolio segment as of and for the three and nine month periods ended September 30, 2015 and 2014.

	Three Months Ended September 30, 2015
	Commercial,
	Financial, and	CRE - Owner	CRE - Non Owner	Residential	ADC	ADC
	Agricultural	Occupied	Occupied	Real Estate	CSRA	Other	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$4,427	5,441	3,841	6,336	1,805	921	601	23,372
Charge-offs	(32)	—	(1,119)	(77)	—	—	(166)	(1,394)
Recoveries	6	2	—	5	—	4	53	70
Provision	27	(434)	(93)	597	162	(266)	139	132
Ending balance	$4,428	5,009	2,629	6,861	1,967	659	627	22,180

	Three Months Ended September 30, 2014
	Commercial,
	Financial, and	CRE - Owner	CRE - Non Owner	Residential	ADC	ADC
	Agricultural	Occupied	Occupied	Real Estate	CSRA	Other	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$5,574	6,133	3,477	5,648	2,511	2,952	588	26,883
Charge-offs	(242)	—	—	(692)	(244)	—	(182)	(1,360)
Recoveries	16	2	251	6	—	—	60	335
Provision	257	187	(305)	941	52	(398)	142	876
Ending balance	$5,605	6,322	3,423	5,903	2,319	2,554	608	26,734

	Nine Months Ended September 30, 2015
	Commercial,
	Financial, and	CRE - Owner	CRE - Non Owner	Residential	ADC	ADC
	Agricultural	Occupied	Occupied	Real Estate	CSRA	Other	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$5,407	4,805	3,817	6,591	1,943	2,320	623	25,506
Charge-offs	(1,166)	(74)	(1,119)	(363)	(255)	(20)	(427)	(3,424)
Recoveries	223	4	—	17	—	1,699	166	2,109
Provision	(36)	274	(69)	616	279	(3,340)	265	(2,011)
Ending balance	$4,428	5,009	2,629	6,861	1,967	659	627	22,180

	Nine Months Ended September 30, 2014
	Commercial,
	Financial, and	CRE - Owner	CRE - Non Owner	Residential	ADC	ADC
	Agricultural	Occupied	Occupied	Real Estate	CSRA	Other	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$5,774	5,706	3,275	5,590	3,107	2,379	578	26,409
Charge-offs	(617)	(18)	(718)	(916)	(395)	(69)	(468)	(3,201)
Recoveries	52	10	275	32	—	—	213	582
Provision	396	624	591	1,197	(393)	244	285	2,944
Ending balance	$5,605	6,322	3,423	5,903	2,319	2,554	608	26,734

The following tables present the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2015 and December 31, 2014.

	September 30, 2015
	Commercial,
	Financial, and	CRE - Owner	CRE - Non Owner	Residential	ADC	ADC
	Agricultural	Occupied	Occupied	Real Estate	CSRA	Other	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$—	—	—	—	—	—	—	—
Collectively evaluated for impairment	4,428	5,009	2,629	6,861	1,967	659	627	22,180
	$4,428	5,009	2,629	6,861	1,967	659	627	22,180

Loans:
Individually evaluated for impairment	1,036	428	6,157	2,135	2,477	62	—	12,295
Collectively evaluated for impairment	199,221	222,288	131,069	213,871	123,151	42,049	18,305	949,954
	$200,257	222,716	137,226	216,006	125,628	42,111	18,305	962,249

	December 31, 2014
	Commercial,
	Financial, and	CRE - Owner	CRE - Non Owner	Residential	ADC	ADC
	Agricultural	Occupied	Occupied	Real Estate	CSRA	Other	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$207	—	—	—	—	—	—	207
Collectively evaluated for impairment	5,200	4,805	3,817	6,591	1,943	2,320	623	25,299
	$5,407	4,805	3,817	6,591	1,943	2,320	623	25,506

Loans:
Individually evaluated for impairment	2,995	1,289	7,687	2,285	2,849	3,082	2	20,189
Collectively evaluated for impairment	205,910	218,619	143,893	201,812	107,235	51,137	17,246	945,852
	$208,905	219,908	151,580	204,097	110,084	54,219	17,248	966,041

The following tables present loans individually evaluated for impairment by class of loans as of September 30, 2015 and December 31, 2014.

	September 30, 2015
	Unpaid		Allowance for	Average
	Principal	Recorded	Loan Losses	Recorded
	Balance	Investment (2)	Allocated	Investment
	(Dollars in thousands)
With no related allowance recorded: (1)
Commercial, financial, and agricultural:
Commerical	$1,962	846	—	1,355
Financial	—	—	—	—
Agricultural	252	190	—	194
Equity lines	—	—	—	—
Other	—	—	—	—
Commercial real estate:
Owner occupied	3,279	2,160	—	3,267
Non Owner occupied	4,663	4,425	—	4,517
Residential real estate:
Secured by first liens	2,709	2,038	—	2,179
Secured by junior liens	148	97	—	101
Acquisition, development and construction:
Residential	—	—	—	—
Other	3,530	2,539	—	2,767
Consumer	—	—	—	—
	16,543	12,295	—	14,380

With an allowance recorded:	—	—	—	—

	$16,543	12,295	—	14,380

(1) No specific allowance for credit losses is allocated to these loans since they are sufficiently collateralized or had charge-offs

(2) Excludes accrued interest receivable and loan origination fees, net due to immateriality

	December 31, 2014
	Unpaid		Allowance for	Average
	Principal	Recorded	Loan Losses	Recorded
	Balance	Investment (2)	Allocated	Investment
	(Dollars in thousands)
With no related allowance recorded: (1)
Commercial, financial, and agricultural:
Commerical	$2,000	611	—	1,805
Financial	—	—	—	—
Agricultural	263	206	—	231
Equity lines	—	—	—	—
Other	—	—	—	—
Commercial real estate:
Owner occupied	1,385	1,289	—	1,377
Non Owner occupied	7,907	7,687	—	7,792
Residential real estate:
Secured by first liens	2,711	2,181	—	2,229
Secured by junior liens	150	104	—	110
Acquisition, development and construction:
Residential	—	—	—	—
Other	8,518	5,931	—	7,326
Consumer	2	2	—	3
	22,936	18,011	—	20,873
With an allowance recorded:
Commercial, financial, and agricultural:
Commerical	2,245	2,178	207	2,203
	2,245	2,178	207	2,203

	$25,181	20,189	207	23,076

(1) No specific allowance for credit losses is allocated to these loans since they are sufficiently collateralized or had charge-offs

(2) Excludes accrued interest receivable and loan origination fees, net due to immateriality

The following tables present interest income on impaired loans for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended Sept. 30, 2015		Nine Months Ended Sept. 30, 2015
	Interest	Cash Basis	Interest	Cash Basis
	Income	Interest Income	Income	Interest Income
	Recognized	Recognized	Recognized	Recognized
	(Dollars in thousands)		(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$—	—	—	—
Financial	—	—	—	—
Agricultural	—	—	—	—
Equity lines	—	—	—	—
Other	—	—	—	—
Commercial real estate:
Owner occupied	43	43	118	118
Non Owner occupied	52	52	161	161
Residential real estate:
Secured by first liens	7	7	37	37
Secured by junior liens	—	—	3	3
Acquisition, development and construction:
Residential	—	—	—	—
Other	6	6	19	19
Consumer	—	—	—	—
	$108	108	338	338

	Three Months Ended Sept. 30, 2014		Nine Months Ended Sept. 30, 2014
	Interest	Cash Basis	Interest	Cash Basis
	Income	Interest Income	Income	Interest Income
	Recognized	Recognized	Recognized	Recognized
	(Dollars in thousands)		(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$—	—	—	—
Financial	—	—	—	—
Agricultural	—	—	—	—
Equity lines	—	—	—	—
Other	—	—	—	—
Commercial real estate:
Owner occupied	7	7	14	14
Non Owner occupied	88	88	251	251
Residential real estate:
Secured by first liens	6	6	18	18
Secured by junior liens	—	—	—	—
Acquisition, development and construction:
Residential	—	—	—	—
Other	11	11	32	32
Consumer	—	—	—	—
	$112	112	315	315

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following tables present the aging of the recorded investment in past due loans as of September 30, 2015 and December 31, 2014 by class of loans.

	September 30, 2015
	30 - 89 Days	90 Days or	Nonaccrual	Total	Loans Not
	Past Due	More Past Due	Loans	Past Due	Past Due	Total
	(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$90	—	867	957	114,766	115,723
Financial	—	—	—	—	7,123	7,123
Agricultural	258	—	190	448	10,494	10,942
Equity lines	4	—	78	82	39,619	39,701
Other	—	—	69	69	26,699	26,768
Commercial real estate:
Owner occupied	446	—	2,229	2,675	220,041	222,716
Non Owner occupied	384	—	811	1,195	136,031	137,226
Residential real estate:
Secured by first liens	647	—	2,882	3,529	206,614	210,143
Secured by junior liens	2	—	442	444	5,419	5,863
Acquisition, development and construction:
Residential	—	—	—	—	41,469	41,469
Other	—	—	2,622	2,622	123,648	126,270
Consumer	37	—	34	71	18,234	18,305
	$1,868	—	10,224	12,092	950,157	962,249

	December 31, 2014
	30 - 89 Days	90 Days or	Nonaccrual	Total	Loans Not
	Past Due	More Past Due	Loans	Past Due	Past Due	Total
	(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$—	—	2,865	2,865	119,815	122,680
Financial	—	—	—	—	9,355	9,355
Agricultural	276	—	206	482	9,315	9,797
Equity lines	33	—	318	351	33,298	33,649
Other	—	—	69	69	33,355	33,424
Commercial real estate:
Owner occupied	1,638	—	620	2,258	217,650	219,908
Non Owner occupied	—	—	877	877	150,703	151,580
Residential real estate:
Secured by first liens	2,919	—	3,451	6,370	190,970	197,340
Secured by junior liens	347	—	188	535	6,222	6,757
Acquisition, development and construction:
Residential	—	—	—	—	45,264	45,264
Other	258	—	5,874	6,132	112,907	119,039
Consumer	44	—	136	180	17,068	17,248
	$5,515	—	14,604	20,119	945,922	966,041

Troubled Debt Restructurings:

The Company has troubled debt restructurings (TDRs) with a balance of $8,851 and $9,669 included in impaired loans at September 30, 2015 and December 31, 2014, respectively. No specific reserves were allocated to customers whose loan terms had been modified in TDRs as of September 30, 2015 and December 31, 2014. The Company is not committed to lend additional amounts as of September 30, 2015 and December 31, 2014 to customers with outstanding loans that are classified as TDRs.

The following tables present TDRs as of September 30, 2015 and December 31, 2014.

	September 30, 2015
	Number of	Recorded
	Loans	Investment
	(Dollars in thousands)
Troubled Debt Restructurings:
Commercial, financial, and agricultural:
Commerical	1	$846
Financial	-	-
Agricultural	-	-
Equity lines	-	-
Other	-	-
Commercial real estate:
Owner occupied	2	2,006
Non Owner occupied	3	2,846
Residential real estate:
Secured by first liens	10	1,160
Secured by junior liens	1	97
Acquisition, development and construction:
Residential	-	-
Other	3	1,896
Consumer	-	-
	20	$8,851

	December 31, 2014
	Number of	Recorded
	Loans	Investment
	(Dollars in thousands)
Troubled Debt Restructurings:
Commercial, financial, and agricultural:
Commerical	-	$-
Financial	-	-
Agricultural	-	-
Equity lines	-	-
Other	-	-
Commercial real estate:
Owner occupied	2	354
Non Owner occupied	4	5,878
Residential real estate:
Secured by first liens	9	1,112
Secured by junior liens	1	104
Acquisition, development and construction:
Residential	-	-
Other	3	2,221
Consumer	-	-
	19	$9,669

During the three and nine months ended September 30, 2015, two loans were modified as TDRs. One modification involved a 2.50% reduction of the stated interest rate of the loan and an extension of the maturity date for 38 months while the other modification involved a 3.00% rate reduction and an extension of the maturity date for 42 months.

During the three months ended September 30, 2014, one loan was modified as a TDR. This modification involved a 1.00% reduction of the stated interest rate of the loan and an extension of the maturity date for 25 months. Two loans were modified as TDRs during the nine months ended September 30, 2014. One modification involved a 1.00% reduction of the stated interest rate of the loan and an extension of the maturity date for 25 months while the other modification involved a 2.13% rate reduction and an extension of the maturity date for 192 months.

The following tables present loans by class modified as TDRs that occurred during the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding	Number of	Outstanding	Outstanding
	Loans	Recorded Investment	Recorded Investment	Loans	Recorded Investment	Recorded Investment
	(Dollars in thousands)			(Dollars in thousands)
Troubled Debt Restructurings:
Commercial, financial, and agricultural:
Commerical	1	$2,046	$846	-	$-	$-
Financial	-	-	-	-	-	-
Agricultural	-	-	-	-	-	-
Equity lines	-	-	-	-	-	-
Other	-	-	-	-	-	-
Commercial real estate:
Owner occupied	-	-	-	-	-	-
Non Owner occupied	-	-	-	-	-	-
Residential real estate:
Secured by first liens	1	86	82	-	-	-
Secured by junior liens	-	-	-	-	-	-
Acquisition, development and construction:
Residential	-	-	-	-	-	-
Other	-	-	-	1	1,906	1,693
Consumer	-	-	-	-	-	-
	2	$2,132	$928	1	$1,906	$1,693

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding	Number of	Outstanding	Outstanding
	Loans	Recorded Investment	Recorded Investment	Loans	Recorded Investment	Recorded Investment
	(Dollars in thousands)			(Dollars in thousands)
Troubled Debt Restructurings:
Commercial, financial, and agricultural:
Commerical	1	$2,046	$846	-	$-	$-
Financial	-	-	-	-	-	-
Agricultural	-	-	-	-	-	-
Equity lines	-	-	-	-	-	-
Other	-	-	-	-	-	-
Commercial real estate:
Owner occupied	-	-	-	-	-	-
Non Owner occupied	-	-	-	-	-	-
Residential real estate:
Secured by first liens	1	86	82	1	287	216
Secured by junior liens	-	-	-	-	-	-
Acquisition, development and construction:
Residential	-	-	-	-	-	-
Other	-	-	-	1	1,906	1,693
Consumer	-	-	-	-	-	-
	2	$2,132	$928	2	$2,193	$1,909

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. During the three and nine months ended September 30, 2015, one ADC loan with a recorded investment of $1,372 defaulted during the third quarter of 2015 and the default occurred within the twelve month period following the loan modification.

During the three and nine months ended September 30, 2014, one commercial real estate loan with a recorded investment of $330 defaulted during the third quarter of 2014 and the default occurred after the twelve month period following the loan modification.

During the three and nine months ended September 30, 2015, there was no increase to the allowance for loan losses or resultant charge-offs on the TDRs described in the previous two tables.

During the three months ended September 30, 2014, there was no increase to the allowance for loan losses or resultant charge-offs on the one loan modified as a TDR. During the nine months ended September 30, 2014, the TDRs described in the previous table increased the allowance for loan losses by $53 and resulted in charge-offs of $53.

Charge-offs on such loans are factored into the rolling historical loss rate, which is used in the calculation of the allowance for loan losses.

The terms of certain other loans were modified during the three and nine month periods ended September 30, 2015 and 2014 that did not meet the definition of a TDR. Loans modified during the three month periods have a total recorded investment as of September 30, 2015 and 2014 of $2,791 and $1,885, respectively, and had delays in payment ranging from 30 days to 2 months in 2015 and 2014. Loans modified during the nine month periods have a total recorded investment as of September 30, 2015 and 2014 of $6,810 and $3,338, respectively, and had delays in payment ranging from 30 days to 3 months in 2015 and 2014. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of September 30, 2015 and December 31, 2014, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows.

	September 30, 2015
	Pass	Watch	Substandard	Doubtful
	(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$110,524	2,461	2,738	—
Financial	7,123	—	—	—
Agricultural	7,621	2,698	623	—
Equity lines	38,704	652	345	—
Other	26,366	333	69	—
Commercial real estate:
Owner occupied	199,973	15,280	7,463	—
Non Owner occupied	123,515	6,888	6,823	—
Residential real estate:
Secured by first liens	198,905	6,551	4,687	—
Secured by junior liens	4,941	187	735	—
Acquisition, development and construction:
Residential	41,368	101	—	—
Other	115,405	7,440	3,425	—
Consumer	17,847	381	77	—
	$892,292	42,972	26,985	—

	December 31, 2014
	Pass	Watch	Substandard	Doubtful
	(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$109,908	7,782	4,990	—
Financial	9,355	—	—	—
Agricultural	6,636	1,960	1,201	—
Equity lines	32,773	287	589	—
Other	33,012	343	69	—
Commercial real estate:
Owner occupied	201,840	14,593	3,475	—
Non Owner occupied	137,973	5,066	8,541	—
Residential real estate:
Secured by first liens	183,898	8,115	5,327	—
Secured by junior liens	6,125	149	483	—
Acquisition, development and construction:
Residential	45,264	—	—	—
Other	101,047	11,597	6,395	—
Consumer	16,919	154	175	—
	$884,750	50,046	31,245	—

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

Loans Held for Sale: Loans held for sale are carried at fair value, as determined by outstanding commitments, from third party investors (Level 2). None of the Company’s loans held for sale are past due 90 days or more or on nonaccrual as of September 30, 2015 and December 31, 2014.

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

Assets and Liabilities Measured on a Recurring Basis

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as of September 30, 2015 and December 31, 2014.

	September 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Available-for-sale securities
Obligations of U.S. Government agencies	$163,994	-	163,994	-
Obligations of states and political subdivisions	134,562	-	134,562	-
Mortgage-backed securities
U.S. GSE's MBS - residential	136,239	-	136,239	-
U.S. GSE's CMO	147,688	-	147,688	-
Corporate bonds	114,511	-	114,511	-
Total available-for-sale securities	$696,994	-	696,994	-

Loans held for sale	32,339	-	32,339	-

Mortgage banking derivatives	96	-	96	-

	$729,429	-	729,429	-

Liabilities:
Interest rate swap derivatives	2,219	-	2,219	-

	$2,219	-	2,219	-

	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Available-for-sale securities
Obligations of U.S. Government agencies	$178,744	-	178,744	-
Obligations of states and political subdivisions	101,755	-	101,755	-
Mortgage-backed securities
U.S. GSE's MBS - residential	130,036	-	130,036	-
U.S. GSE's CMO	124,461	-	124,461	-
Corporate bonds	109,469	-	109,357	112
Total available-for-sale securities	$644,465	-	644,353	112

Loans held for sale	18,365	-	18,365	-

Mortgage banking derivatives	6	-	6	-

	$662,836	-	662,724	112

Liabilities:
Interest rate swap derivatives	1,959	-	1,959	-

	$1,959	-	1,959	-

The Company’s policy is to recognize transfers into or out of a level as of the end of the reporting period.

Transfers between Level 1 and Level 2:

No securities were transferred between Level 1 and Level 2 during the three and nine months ended September 30, 2015 and 2014.

Transfers between Level 2 and Level 3:

No securities were transferred between Level 2 and Level 3 during the three months ended September 30, 2015. During the nine months ended September 30, 2015, one corporate security was transferred out of Level 3 and into Level 2 based on observable market data for this security due to increased market activity for this security. This security with a market value of $138 as of March 31, 2015 was transferred on March 31, 2015. No securities were transferred between Level 2 and Level 3 during the three and nine months ended September 30, 2014.

The following tables present a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2015 and 2014.

Fair Value Measurements Using Significant Unobservable

Inputs (Level 3)

	Total	Corporate bonds
(Dollars in thousands)

Beginning balance, January 1, 2015	$112	$112
Total gains or losses (realized/unrealized)
Included in earnings
Gain (loss) on sales	-	-
Other-than-temporary impairment	-	-
Included in other comprehensive income	26	26
Purchases, sales, issuances and settlements
Purchases	-	-
Sales, Calls	-	-
Issuances	-	-
Settlements	-	-
Principal repayments	-	-
Transfers into Level 3	-	-
Transfers out of Level 3	(138)	(138)

Ending balance, September 30, 2015	$-	$-

Fair Value Measurements Using Significant Unobservable

Inputs (Level 3)

	Total	Corporate bonds
(Dollars in thousands)

Beginning balance, January 1, 2014	$110	$110
Total gains or losses (realized/unrealized)
Included in earnings
Gain (loss) on sales	-	-
Other-than-temporary impairment	-	-
Included in other comprehensive income	2	2
Purchases, sales, issuances and settlements
Purchases	-	-
Sales, Calls	-	-
Issuances	-	-
Settlements	-	-
Principal repayments	-	-
Transfers into Level 3	-	-
Transfers out of Level 3	-	-

Ending balance, September 30, 2014	$112	$112

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

At September 30, 2015, there were no financial instruments measured at fair value on a recurring basis using level 3 inputs.

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

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2015 and December 31, 2014 are summarized below.

	September 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired loans (1)
Commercial, financial, and agricultural	$846	-	-	846
Real estate:
Commercial	2,817	-	-	2,817
Residential	1,289	-	-	1,289
Acquisition, development and construction	1,968	-	-	1,968
Consumer installment	-	-	-	-
	$6,920	-	-	6,920

Other real estate owned
Real estate:
Acquisition, development and construction	$360	-	-	360
	$360	-	-	360
	$7,280	-	-	7,280

(1) Includes loans directly charged down to fair value.

	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired loans
Commercial, financial, and agricultural	$2,582	-	-	2,582
Real estate:
Commercial	2,166	-	-	2,166
Residential	1,421	-	-	1,421
Acquisition, development and construction	5,352	-	-	5,352
Consumer installment	2	-	-	2
	$11,523	-	-	11,523

Other real estate owned
Real estate:
Commercial	$144	-	-	144
Acquisition, development and construction	435	-	-	435
	$579	-	-	579
	$12,102	-	-	12,102

The following represents impairment charges recognized during the period:

Impaired loans, which are measured for impairment using the fair value of collateral for collateral dependent loans, had a recorded investment of $6,920, resulting in an additional provision for loan losses of $1,191 and $2,340 for the three and nine months ended September 30, 2015.

As of December 31, 2014, impaired loans had a recorded investment of $11,730, with a valuation allowance of $207, resulting in an additional provision for loan losses of $2,038 for the year ending 2014.

Other real estate owned was $360 which consisted of the outstanding balance of $608, less a valuation allowance of $248. There were no write downs on this property for the three and nine months ended September 30, 2015.

As of December 31, 2014, other real estate owned was $579 which consisted of the outstanding balance of $896, less a valuation allowance of $317, resulting in a write down of $266 for the year ending 2014.

The following tables present quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2015 and December 31, 2014.

	Sept. 30,	Valuation	Unobservable	Range
	2015	Techniques	Inputs	(Weighted Avg)
	(Dollars in thousands)
Impaired loans
Commercial, financial and agricultural	846	sales comparison	adjustment for	0.00% - 30.00% (15.00%)
			differences between
			the comparable sales

		income approach	capitalization rate	10.82%

Real estate:
Commercial	2,817	sales comparison	adjustment for	0.00% - 70.99% (17.69%)
			differences between
			the comparable sales

		income approach	capitalization rate	8.25% - 9.50% (9.31%)

Residential	1,289	sales comparison	adjustment for	0.00% - 37.00% (10.10%)
			differences between
			the comparable sales

		liquidation value

Acquisition, development and construction	1,968	sales comparison	adjustment for	0.00% - 161.40% (34.95%)
			differences between
			the comparable sales

Other real estate owned
Real estate:
Acquisition, development and construction	360	sales comparison	adjustment for	11.00% - 25.00% (18.00%)
			differences between
			the comparable sales

	Dec. 31,	Valuation	Unobservable	Range
	2014	Techniques	Inputs	(Weighted Avg)
	(Dollars in thousands)
Impaired loans
Commercial, financial and agricultural	2,582	sales comparison	adjustment for differences between the comparable sales	7.00% - 50.00% (28.50%)

		income approach	capitalization rate	9.39%

		liquidation value

Real estate:
Commercial	2,166	sales comparison	adjustment for differences between the comparable sales	0.00% - 70.99% (19.92%)

		income approach	capitalization rate	8.25% - 10.00% (8.97%)

		liquidation value

Residential	1,421	sales comparison	adjustment for differences between the comparable sales	1.30% - 24.46% (7.24%)

Acquisition, development and construction	5,352	sales comparison	adjustment for differences between the comparable sales	0.00% - 161.40% (28.55%)

		income approach	discount rate	9.50% - 10.00% (9.69%)

Consumer installment	2	liquidation value

Other real estate owned
Real estate:
Commercial	144	sales comparison	adjustment for differences between the comparable sales	0.00% - 25.00% (12.50%)

Acquisition, development and construction	435	sales comparison	adjustment for differences between the comparable sales	5.00% - 60.00% (27.12%)

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

The carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2015 and December 31, 2014, not previously presented, are as follows:

	September 30, 2015

	Carrying	Fair Value Measurements
	amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$50,561	50,561	50,561	-	-
Loans, net	933,314	932,254	-	-	932,254
Restricted equity securities	4,361	N/A
Accrued interest receivable	6,283	6,283	-	3,770	2,513
Financial liabilities:
Deposits with stated maturities	352,383	354,214	-	354,214	-
Deposits without stated maturities	1,188,597	1,188,597	1,188,597	-	-
Securities sold under repurchase agreements	633	633	633	-	-
Advances from FHLB	66,000	68,431	-	68,431	-
Subordinated debentures	20,000	15,020	-	-	15,020

	December 31, 2014

	Carrying	Fair Value Measurements
	amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$35,995	35,995	35,995	-	-
Loans, net	929,327	925,997	-	-	925,997
Restricted equity securities	4,398	N/A
Accrued interest receivable	5,898	5,898	-	3,140	2,758
Financial liabilities:
Deposits with stated maturities	375,808	376,607	-	376,607	-
Deposits without stated maturities	1,088,056	1,088,056	1,088,056	-	-
Securities sold under repurchase agreements	10,678	10,678	10,678	-	-
Advances from FHLB	64,000	67,551	-	67,551	-
Subordinated debentures	20,000	14,886	-	-	14,886

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

A summary of changes in the Company’s nonvested shares for the nine month period ended September 30, 2015 is as follows:

		Weighted Avg
	Number of	Grant-Date
	Shares	Fair Value

Nonvested at January 1, 2015	63,000	$21.60
Granted	-	-
Vested	(21,000)	21.60
Forfeited	-	-
Nonvested at September 30, 2015	42,000	$21.60

As of September 30, 2015, there was $622 of total unrecognized compensation cost related to nonvested shares granted under the Plan. This cost is being recognized over a period of sixteen months.

The total fair value of shares vested during the nine month period ended September 30, 2015 was $567 based on the market price as of the vesting date.

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

Summary information about the interest rate swaps designated as cash flow hedges as of September 30, 2015 and December 31, 2014 is as follows:

	September 30, 2015	December 31, 2014
	(Dollars in thousands)

Notional Amounts	$10,000	$10,000
Weighted average pay rates	5.35%	5.35%
Weighted average receive rates	1.74%	1.64%
Weigted average maturity	13.33 years	14.08 years
Unrealized losses	$2,219	$1,959

The swaps were forward starting and had effective dates of March 15, 2012 and June 15, 2012. Interest expense recorded on these swap transactions totaled $93 and $95 for the three months ended September 30, 2015 and 2014 and $279 and $281 for the nine months ended September 30, 2015 and 2014, respectively, and is reported as a component of interest expense in other borrowings.

If the fair value falls below specified levels, the Company is required to pledge collateral against these derivative contract liabilities. As of September 30, 2015, the Company had pledged $2,236 with the counterparty. Under certain circumstances, including a downgrade of its credit rating below specified levels, the counterparty is required to pledge collateral against these derivative contract liabilities. As of September 30, 2015, no collateral had been pledged by the counterparty.

Note 7 – Other Comprehensive Income (Loss)

Other comprehensive income (loss) for the Company consists of changes in net unrealized gains and losses on investment securities available-for-sale and interest rate swap derivatives. The following tables present a summary of the accumulated other comprehensive income balances, net of tax, as of September 30, 2015 and 2014.

	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)

Balance, June 30, 2015	$(1,049)	$(337)	$(1,386)

Current Quarter change	(307)	3,445	3,138
Balance, September 30, 2015	$(1,356)	$3,108	$1,752

	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)

Balance, June 30, 2014	$(862)	$(454)	$(1,316)

Current Quarter change	(17)	(650)	(667)
Balance, September 30, 2014	$(879)	$(1,104)	$(1,983)

	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)

Balance, December 31, 2014	$(1,197)	$1,268	$71

Current Year change	(159)	1,840	1,681
Balance, September 30, 2015	$(1,356)	$3,108	$1,752

	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)

Balance, December 31, 2013	$(469)	$(9,632)	$(10,101)

Current Year change	(410)	8,528	8,118
Balance, September 30, 2014	$(879)	$(1,104)	$(1,983)

The following tables present reclassifications out of accumulated other comprehensive income (loss).

	Three Months Ended September 30,
	2015	2014
Details about Accumulated Other Comprehensive Income Components	Amount reclassified from Accumulated Other Comprehensive Income	Amount reclassified from Accumulated Other Comprehensive Income	Affected line item in the Statement where Net Income is presented
(Dollars in thousands)
Unrealized gains and losses on available-for-sale securities
	$(165)	$215	Investment securities (losses) gains, net
	53	(66)	Tax benefit (expense)
	$(112)	$149	Net of tax

	Nine Months Ended September 30,
	2015	2014
Details about Accumulated Other Comprehensive Income Components	Amount reclassified from Accumulated Other Comprehensive Income	Amount reclassified from Accumulated Other Comprehensive Income	Affected line item in the Statement where Net Income is presented
(Dollars in thousands)
Unrealized gains and losses on available-for-sale securities
	$(1,005)	$492	Investment securities (losses) gains, net
	323	(153)	Tax benefit (expense)
	$(682)	$339	Net of tax

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

On July 22, 2015, the Company declared a quarterly cash dividend of $0.15 per share on outstanding shares. The dividend was paid on August 21, 2015 to shareholders of record as of August 7, 2015.

On October 21, 2015, the Company declared a quarterly cash dividend of $0.15 per share on outstanding shares. The dividend is payable on November 20, 2015 to shareholders of record as of November 6, 2015.

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

The Company’s services include the origination of residential and commercial real estate loans, construction and development loans, and commercial and consumer loans. The Company also offers a variety of deposit programs, including noninterest-bearing demand, interest checking, money management, savings, and time deposits. In its primary market area, the Augusta-Richmond County, GA-SC metropolitan area, the Company had 19.45% of all deposits and was the 2nd largest depository institution and the largest locally based institution at June 30, 2015, as cited from the Federal Deposit Insurance Corporation’s (“FDIC”) website. Securities sold under repurchase agreements are also offered. Additional services include wealth management, trust, retail investment, and mortgage. As a matter of practice, most mortgage loans are sold in the secondary market; however, some mortgage loans are placed in the portfolio based on asset/liability management strategies. The Company continues to concentrate on increasing its market share through various new deposit and loan products and other financial services and by focusing on its customer relationship management philosophy. The Company is committed to building life-long relationships with its customers, employees, shareholders, and the communities it serves.

The Company’s primary source of income is from its lending activities, followed by interest income from its investment activities, service charges and fees on deposits and gain on sales of mortgage loans in the secondary market. Interest income on loans including loans held for sale increased $664 or 1.92% for the first nine months of 2015 as compared to the first nine months of 2014 and was due to higher average balances of loans offset somewhat by lower yields. In addition, the 2015 period includes collection of interest on a large nonaccrual loan repaid during the second quarter. Interest income on investment securities increased $720 or 6.75% due primarily to both increased volume and rate. Gain on sales of loans increased $1,409 or 36.04% due primarily to increased mortgage originations and refinancing activity during the first nine months of the year.

Table 1 - Selected Financial Data

	September 30,	December 31,	September 30,
	2015	2014	2014
	(Dollars in thousands)

Assets	1,816,968	$1,732,781	$1,752,760
Investment securities	696,994	644,465	660,983
Loans	962,414	966,356	957,317
Deposits	1,540,980	1,463,864	1,499,931

Annualized return on average total assets	1.10%	0.96%	0.95%
Annualized return on average equity	12.23%	11.49%	11.50%

Annualized return on average total assets was 1.10% for the nine months ended September 30, 2015, an increase from 0.95% for the same period last year and annualized return on average equity was 12.23% for the nine months ended September 30, 2015, an increase from 11.50% for the same period last year. Net income for the nine months ended September 30, 2015 was $14,761 compared to $12,232 for the same period in 2014.

Table 2 highlights significant changes in the balance sheet at September 30, 2015 as compared to December 31, 2014. Total assets increased $84,187 and reflect increases in cash and equivalents of $14,566, investment securities of $52,529 and loans held for sale of $13,974. Partially offsetting these increases were loans which decreased $3,942. Total liabilities increased $70,350 and reflect an increase in deposits of $77,116 offset by a $10,045 decrease in securities sold under repurchase agreements. Stockholders’ equity increased $13,837 and was due primarily to an increase in retained earnings of $11,726 and a $1,681 increase in accumulated other comprehensive income, net.

Table 2 - Selected Balance Sheet Data

	September 30,	December 31,	Variance
	2015	2014	Amount	%
	(Dollars in thousands)
Cash, due from banks and interest-bearing deposits	$50,561	$35,995	$14,566	40.47%
Investment securities	696,994	644,465	52,529	8.15%
Loans	962,414	966,356	(3,942)	(0.41%)
Other real estate owned	360	1,107	(747)	(67.48%)
Deferred tax asset	12,316	15,263	(2,947)	(19.31%)
Assets	1,816,968	1,732,781	84,187	4.86%
Deposits	1,540,980	1,463,864	77,116	5.27%
Securities sold under repurchase agreements	633	10,678	(10,045)	(94.07%)
Advances from Federal Home Loan Bank	66,000	64,000	2,000	3.13%
Liabilities	1,647,845	1,577,495	70,350	4.46%
Stockholders' equity	169,123	155,286	13,837	8.91%

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

Fair Value of Financial Instruments

A significant portion of the Company’s assets are financial instruments carried at fair value. This includes securities available-for-sale, loans held for sale, certain impaired loans, mortgage banking derivatives and other real estate owned. At September 30, 2015 and December 31, 2014 the percentage of total assets measured at fair value was 40.55% and 38.95%, respectively. The majority of assets carried at fair value are based on either quoted market prices or market prices for similar instruments. At September 30, 2015, 0.99% of assets measured at fair value were based on significant unobservable inputs. This consisted primarily of impaired loans and other real estate owned and represents approximately 0.40% of the Company’s total assets. See Note 4 “Fair Value Measurements” in the “Notes to Consolidated Financial Statements” herein for additional disclosures regarding the fair value of financial instruments.

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

Investment Securities

The fair values for available-for-sale securities are generally based upon quoted market prices or observable market prices for similar instruments. These values take into account recent market activity as well as other market observable data such as interest rate, spread and prepayment information. When market observable data is not available, which generally occurs due to the lack of liquidity for certain securities, the valuation of the security is subjective and may involve substantial judgment. The Company conducts periodic reviews to identify and evaluate each available-for-sale security that has an unrealized loss for other-than-temporary impairment. An unrealized loss exists when the fair value of an individual security is less than its amortized cost basis. The primary factors the Company considers in determining whether an impairment is other-than-temporary are the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and whether the Company intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis. As of September 30, 2015, the Company had no securities valued using unobservable inputs (Level 3).

Results of Operations

Net income for the first nine months of 2015 was $14,761, an increase of $2,529 or 20.68% compared with net income of $12,232 for the first nine months of 2014. Increases in net interest income, gain on sales of loans and reduced provision for loan losses were partially offset by increased operating expenses and losses on sales of investment securities.

Total other comprehensive income for the first nine months of 2015 was $1,681 compared to $8,118 in the first nine months of 2014. The change was due primarily to a decrease in the unrealized gain on securities available-for-sale of $12,443 during the nine months ended September 30, 2015 as compared to the same period last year which was caused by an increase in market interest rates and therefore a decrease in the market value of the portfolio.

Noninterest income increased $215 or 1.55% for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 and resulted primarily from increased gain on sales of loans of $1,409 which was offset by investment securities (losses) gains which decreased $1,497.

Noninterest expense totaled $34,847 for the nine months ended September 30, 2015, an increase of $3,038, or 9.55% compared to the same period ended September 30, 2014. The change was primarily due to an increase in salaries and other personnel expense of $1,763 due to a combination of new positions, salary increases, and benefit accruals. In addition the Company incurred a $955 prepayment penalty fee on an FHLB Advance.

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

Table 3 - Average Balances, Income and Expenses, Yields and Rates

	Three Months Ended Sept. 30, 2015			Three Months Ended Sept. 30, 2014
	Average Amount	Annualized Average Yield or Rate	Amount Paid or Earned	Average Amount	Annualized Average Yield or Rate	Amount Paid or Earned
	(Dollars in thousands)
Interest-earning assets:
Loans	$944,967	4.70%	$11,302	$954,151	4.75%	$11,526
Loans held for sale	34,849	3.21%	282	21,589	3.40%	185
Investment securities
Taxable	582,274	2.15%	3,123	560,908	2.07%	2,904
Tax-exempt	111,353	2.95%	822	81,514	3.01%	614
Interest-bearing deposits in other banks	5,204	1.52%	20	10,154	0.55%	14
Total interest-earning assets	$1,678,647	3.66%	$15,549	$1,628,316	3.69%	$15,243

Interest-bearing liabilities:
Deposits	$1,315,421	0.44%	$1,443	$1,296,613	0.47%	$1,535
Securities sold under repurchase agreements	3,843	0.62%	6	630	0.63%	1
Other borrowings	79,043	2.82%	562	84,108	3.07%	651
Total interest-bearing liabilities	$1,398,307	0.57%	$2,011	$1,381,351	0.63%	$2,187

Net interest margin/income:		3.18%	$13,538		3.16%	$13,056

Table 4 - Average Balances, Income and Expenses, Yields and Rates

	Nine Months Ended Sept. 30, 2015			Nine Months Ended Sept. 30, 2014
	Average Amount	Annualized Average Yield or Rate	Amount Paid or Earned	Average Amount	Annualized Average Yield or Rate	Amount Paid or Earned
	(Dollars in thousands)
Interest-earning assets:
Loans	958,103	4.80%	34,707	937,733	4.83%	34,220
Loans held for sale	25,119	3.13%	589	16,867	3.27%	412
Investment securities
Taxable	564,598	2.16%	9,128	565,300	2.06%	8,730
Tax-exempt	102,330	2.95%	2,262	83,765	3.09%	1,940
Interest-bearing deposits in other banks	8,996	0.80%	54	12,542	0.50%	47
Total interest-earning assets	$1,659,146	3.74%	$46,740	$1,616,207	3.72%	$45,349

Interest-bearing liabilities:
Deposits	$1,305,290	0.45%	$4,354	$1,290,614	0.49%	$4,709
Securities sold under repurchase agreements	2,933	0.51%	11	1,107	0.45%	4
Other borrowings	81,920	2.98%	1,826	84,762	3.12%	1,978
Total interest-bearing liabilities	$1,390,143	0.60%	$6,191	$1,376,483	0.65%	$6,691

Net interest margin/income:		3.24%	$40,549		3.17%	$38,658

Third Quarter 2015 compared to Third Quarter 2014:

Net interest income increased $482 (3.69%) during the three month period ended September 30, 2015 as compared to the same period in 2014 and resulted from higher levels of interest earning assets and lower rates paid on deposits.

Loan interest income decreased $224 (1.94%) in the three month period as compared to the same period in the prior year. The change resulted primarily from a $9,184 decrease in average loans and a decrease in yields from 4.75% to 4.70%. Interest on loans held for sale increased $97 and resulted primarily from a $13,260 increase in average loans offset by a decrease in yields from 3.40% to 3.21%.

Interest income on taxable investment securities increased $219 or 7.54% and interest income on tax-exempt investment securities increased $208 or 33.88%. The changes were due primarily to volume for tax-exempt securities and to rate and volume for taxable securities. Average taxable investment balances increased $21,366 or 3.81% and average tax-exempt balances increased $29,839 or 36.61%. The average yield on the taxable investment portfolio increased from 2.07% in the third quarter of 2014 to 2.15% in the third quarter of 2015 and the average yield on the tax-exempt investment portfolio declined from 3.01% in the third quarter of 2014 to 2.95% in the third quarter of 2015.

Total interest income increased $306 (2.01%) and average yields on interest-earning assets decreased from 3.69% in 2014 to 3.66% in 2015.

Deposit interest expense decreased $92 (5.99%) in the three month period as compared to the same period in the prior year, primarily as a result of lower rates paid on deposits offset in part by an increase in average deposits of $18,808. Due to these reductions and the low interest rate environment, the annualized average rate of interest bearing liabilities decreased from 0.63% in the third quarter of 2014 to 0.57% in the third quarter of 2015.

The Company’s net interest margin for the three months ended September 30, 2015 increased 2 basis points to 3.18% compared to 3.16% for the three months ended September 30, 2014. The increase in the net interest margin was due a larger volume of average interest earning assets and reduced liability costs.

Nine Months Ended September 30, 2015 compared to Nine Months Ended September 30, 2014:

Net interest income increased $1,891 (4.89%) during the nine month period ended September 30, 2015 as compared to the same period in 2014 and resulted primarily from higher levels of interest earning assets, lower rates paid on deposits and the collection of $530 in past due interest on an impaired loan that was repaid during the second quarter of 2015.

Loan interest income increased $487 (1.42%) in the nine month period as compared to the same period in the prior year. The change resulted primarily from a $20,370 increase in average loans offset in part by lower yields, which decreased from 4.83% to 4.80%. Interest on loans held for sale increased $177 and resulted primarily from an $8,252 increase in average loans offset by a decrease in yields from 3.27% to 3.13%.

Interest income on taxable investment securities increased $398 or 4.56% and interest income on tax-exempt investment securities increased $322 or 16.60%. The increases were primarily due to rate on taxable investments and to volume on tax-exempt. Average taxable investment balances decreased $702 or 0.12% and average tax-exempt balances increased $18,565 or 22.16%. The average yield on the taxable investment portfolio increased from 2.06% in 2014 to 2.16% in 2015 and the average yield on the tax-exempt investment portfolio declined from 3.09% in 2014 to 2.95% in 2015.

Total interest income increased $1,391 (3.07%) and average yields on interest-earning assets increased from 3.72% in 2014 to 3.74% in 2015.

Deposit interest expense decreased $355 (7.54%) in the nine month period as compared to the same period in the prior year, primarily as a result of lower rates paid on deposits offset in part by an increase in average deposits of $14,676. Due to these reductions and the low interest rate environment, the annualized average rate of interest bearing liabilities decreased from 0.65% in 2014 to 0.60% in 2015.

The Company’s net interest margin for the nine months ended September 30, 2015 increased 7 basis points to 3.24% compared to 3.17% for the nine months ended September 30, 2014. The increase in the net interest margin was due to a larger volume of average interest earning assets, reduced liability costs and the collection of $530 in past due interest on an impaired loan that was repaid during the second quarter of 2015.

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

Table 5 - Rate/Volume Analysis

	Three Months Ended Sept. 30, 2015
	compared to Three Months Ended Sept. 30, 2014
	Increase (Decrease) due to
	Volume	Rate	Combined	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	(111)	(114)	1	(224)
Loans held for sale	113	(10)	(6)	97
Investment securities
Taxable	111	104	4	219
Tax-exempt	225	(13)	(4)	208
Interest-bearing deposits in other banks	(6)	25	(13)	6
Total interest-earning assets	332	(8)	(18)	306

Interest-bearing liabilities:
Deposits	22	(112)	(2)	(92)
Securities sold under repurchase agreements	5	-	-	5
Other borrowings	(39)	(53)	3	(89)
Total interest-bearing liabilities	(12)	(165)	1	(176)

Net change in net interest income				$482

Table 6- Rate/Volume Analysis

	Nine Months Ended Sept. 30, 2015
	compared to Nine Months ended Sept. 30, 2014
	Increase (Decrease) due to
	Volume	Rate	Combined	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	743	(251)	(5)	487
Loans held for sale	201	(16)	(8)	177
Investment securities
Taxable	(10)	409	(1)	398
Tax-exempt	430	(88)	(20)	322
Interest-bearing deposits in other banks	(13)	28	(8)	7
Total interest-earning assets	1,351	82	(42)	1,391

Interest-bearing liabilities:
Deposits	54	(404)	(5)	(355)
Securities sold under repurchase agreements	7	-	-	7
Other borrowings	(66)	(89)	3	(152)
Total interest-bearing liabilities	(5)	(493)	(2)	(500)

Net change in net interest income				$1,891

Provision for Loan Losses

The provision for loan losses is the charge to operating earnings necessary to maintain the allowance for loan losses at a level which, in management’s estimate, is adequate to cover the estimated amount of probable incurred losses in the loan portfolio. A provision for loan losses totaling $132 was recognized for the three months ended September 30, 2015 compared to provision for loan losses of $876 for the three months ended September 30, 2014 and a credit of $2,011 for the nine months ended September 30, 2015 compared to provision of $2,944 for the same period in 2014. The credit for loan loss resulted primarily from the repayment of a previously written down impaired loan during the second quarter of 2015 that resulted in a $1,666 recovery. See “Allowance for Loan Losses” for further analysis of the provision for loan losses.

Noninterest Income

Table 7 - Noninterest Income

	Three Months Ended				Nine Months Ended
	Sept 30,		Variance		Sept 30,		Variance
	2015	2014	Amount	%	2015	2014	Amount	%
	(Dollars in thousands)				(Dollars in thousands)

Service charges and fees on deposits	$1,831	$1,903	$(72)	(3.78%)	$5,418	$5,324	$94	1.77%
Gain on sales of loans	2,007	1,718	289	16.82%	5,319	3,910	1,409	36.04%
Gain (loss) on sale of fixed assets, net	58	15	43	286.67%	(3)	27	(30)	(111.11%)
Investment securities (losses) gains, net	(165)	215	(380)	(176.74%)	(1,005)	492	(1,497)	(304.27%)
Retail investment income	589	520	69	13.27%	1,635	1,608	27	1.68%
Trust service fees	357	328	29	8.84%	1,048	970	78	8.04%
Earnings from cash surrender value of bank-owned life insurance	365	317	48	15.14%	924	876	48	5.48%
Miscellaneous income	265	200	65	32.50%	709	623	86	13.80%
Total noninterest income	$5,307	$5,216	$91	1.74%	$14,045	$13,830	$215	1.55%

Third Quarter 2015 compared to Third Quarter 2014:

Noninterest income increased $91 (1.74%) during the three month period ended September 30, 2015 as compared to the same period in 2014. The change was mostly due to a $380 decrease in investment securities (losses) gains, net, offset in part by an increase in gain on sales of loans of $289 (16.82%) and an increase in retail investment income of $69.

Nine Months Ended September 30, 2015 compared to Nine Months Ended September 30, 2014:

Noninterest income increased $215 (1.55%) during the nine month period ended September 30, 2015 as compared to the same period in 2014. The change was mostly due to an increase in gain on sales of loans of $1,409 (36.04%) and an increase in service charges and fees on deposits of $94, offset in part by reduced net (losses) gains on investment securities of $1,497.

Noninterest Expense

Table 8 - Noninterest Expense

	Three Months Ended				Nine Months Ended
	Sept 30,		Variance		Sept 30,		Variance
	2015	2014	Amount	%	2015	2014	Amount	%
	(Dollars in thousands)				(Dollars in thousands)
Salaries and other personnel expense	$6,719	$6,291	$428	6.80%	$19,968	$18,205	$1,763	9.68%
Occupancy expenses	1,040	1,027	13	1.27%	3,088	2,958	130	4.39%
Marketing & business development	597	504	93	18.45%	1,590	1,499	91	6.07%
Processing expense	872	770	102	13.25%	2,557	2,145	412	19.21%
Legal and professional fees	422	456	(34)	(7.46%)	1,234	1,382	(148)	(10.71%)
Data processing expense	404	352	52	14.77%	1,181	1,067	114	10.68%
FDIC insurance	201	252	(51)	(20.24%)	633	810	(177)	(21.85%)
Communications expense	266	225	41	18.22%	825	682	143	20.97%
Prepayment fees	-	-	-	N/A	955	-	955	N/A
Gain on sale of other real estate	(2)	(9)	7	(77.78%)	(116)	(41)	(75)	182.93%
Provision for other real estate losses	12	248	(236)	(95.16%)	14	267	(253)	(94.76%)
Loan costs (excluding OREO)	274	218	56	25.69%	787	844	(57)	(6.75%)
Other operating expenses	766	721	45	6.24%	2,131	1,991	140	7.03%
Total noninterest expense	$11,571	$11,055	$516	4.67%	$34,847	$31,809	$3,038	9.55%

Third Quarter 2015 compared to Third Quarter 2014:

Noninterest expense increased $516 (4.67%) during the three month period ended September 30, 2015 as compared to the same period in 2014. The increase was mainly due salaries and other personnel expense which increased $428 (6.80%) due to additional staff, salary increases, increased retirement, incentive and other benefit plan costs and higher commission expense. In addition, processing expense increased $102 (13.25%) due to migration to in part an outsourced mainframe computer system.

Nine Months Ended September 30, 2015 compared to Nine Months Ended September 30, 2014:

Noninterest expense increased $3,038 (9.55%) during the nine month period ended September 30, 2015 as compared to the same period in 2014. The most significant increase in expense for the nine month period was salaries and other personnel expense which increased $1,763 (9.68%) due to additional staff, salary increases, increased retirement, incentive and other benefit plan costs and higher commission expense. The increased noninterest expense was also due to a $955 penalty incurred on the repayment of an FHLB advance during the second quarter of 2015. In addition, processing expense increased $412 (19.21%) due in part to migration to an outsourced mainframe computer system.

Income Taxes

The Company recognized income tax expense of $2,277 and $6,997 for the three and nine months ended September 30, 2015 as compared to an income tax expense of $1,959 and $5,503 for the same periods in 2014. The effective income tax rate for the three and nine months ended September 30, 2015 was 31.88% and 32.16% compared to 30.89% and 31.03% for the three and nine months ended September 30, 2014. The primary reason for the increase in the effective tax rate this year was a smaller percentage of tax-exempt interest income on investment securities and income related to bank-owned life insurance relative to total income.

Loans

The following table presents the composition of the Company’s loan portfolio as of September 30, 2015 and December 31, 2014.

Table 9 - Loan Portfolio Composition

	September 30, 2015		December 31, 2014
	Amount	%	Amount	%
	(Dollars in thousands)
Commercial, financial and agricultural	$200,257	20.81%	$208,905	21.62%
Real estate
Commercial	359,942	37.40%	371,488	38.44%
Residential	216,006	22.44%	204,097	21.12%
Acquisition, development and construction	167,739	17.43%	164,303	17.00%
Total real estate	743,687	77.27%	739,888	76.56%
Consumer
Direct	17,580	1.83%	16,581	1.72%
Indirect	-	0.00%	1	0.00%
Revolving	725	0.07%	666	0.07%
Total consumer	18,305	1.90%	17,248	1.79%
Deferred loan origination costs (fees)	165	0.02%	315	0.03%
Total	$962,414	100.00%	$966,356	100.00%

At September 30, 2015, 77.27% of the loan portfolio is comprised of real estate loans. Commercial, financial and agricultural loans comprise 20.81%, and consumer loans comprise 1.90% of the portfolio.

Commercial real estate comprises 37.40% of the loan portfolio and consists of both non-owner occupied and owner occupied properties, where the operations of the commercial entity provide the necessary cash flow to service the debt. For this portion of the real estate loan portfolio, repayment is generally not dependent upon the sale of the real estate held as collateral. Acquisition, development and construction loans comprise 17.43% of the loan portfolio. The Company carefully monitors the loans in this category since the repayment of these loans is generally dependent upon the sale of the real estate in the normal course of business and can be impacted by national and local economic conditions. The residential category, 22.44% of the portfolio, represents those loans that the Company chooses to maintain in its portfolio rather than selling into the secondary market for marketing and competitive reasons and commercial loans secured by residential real estate.

The Company has no large loan concentrations to individual borrowers. Unsecured loans at September 30, 2015 totaled $37,402.

Interest reserves are established for certain acquisition, development and construction (“ADC”) loans and certain commercial real estate (“CRE”) loans with major renovations based on the feasibility of the project, the timeframe for completion, the creditworthiness of the borrower and guarantors, and collateral. An interest reserve allows the borrower’s interest cost to be capitalized and added to the loan balance. As a matter of practice GB&T does not generally establish loan funded interest reserves on ADC or CRE loans; however, the Company’s loan portfolio includes six loans with interest reserves at September 30, 2015. The following table details the loans and accompanying interest reserves as of September 30, 2015.

	September 30, 2015

		Reserves
	Balance	Original	Advanced	Remaining
	(Dollars in thousands)

Loan 1	$6,000	62	62	-
Loan 2	3,724	100	19	81
Loan 3	445	26	1	25
Loan 4	566	23	2	21
Loan 5	111	35	1	34
Loan 6	4,637	100	-	100

These ADC and CRE loans have not been renewed or restructured and, as of September 30, 2015, are not on nonaccrual.

Underwriting for ADC and CRE loans with interest reserves follows the same process as those loans without reserves. In order for GB&T to establish a loan-funded interest reserve, the borrower must have the ability to repay without the use of a reserve and a history of developing and stabilizing similar properties. All ADC and CRE loans, including those with interest reserves, are carefully monitored through periodic construction site inspections by bank employees or third party inspectors to ensure projects are moving along as planned. Management assesses the appropriateness of the use of interest reserves during the entire term of the loan as well as the adequacy of the reserve. Collateral inspections are completed before approval of advances.

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

Nonperforming Assets

Non-performing assets include nonaccrual loans, loans past due 90 days or more, restructured loans and other real estate owned. Table 10 shows the current and prior period amounts of non-performing assets. Non-performing assets were $13,966 at September 30, 2015, compared to $21,903 at December 31, 2014 and $19,161 at September 30, 2014. The change from September 2014 to September 2015 was due primarily to a $2,849 decrease in restructured loans, a net decrease of $1,322 in nonaccrual loans and a $1,024 decrease in other real estate owned.

There were no loans past due 90 days or more and still accruing at September 30, 2015, December 31, 2014 and September 30, 2014.

Troubled debt restructurings (TDRs) are troubled loans in which the original terms have been modified in favor of the borrower or either principal or interest has been forgiven due to deterioration in the borrower’s financial condition. There was $8,851 in TDRs at September 30, 2015, of which $5,469 were on nonaccrual status. TDRs totaled $9,669 at December 31, 2014, of which $3,477 were on nonaccrual status, and $9,339 at September 30, 2014, of which $3,108 were on nonaccrual status.

Table 10 - Non-Performing Assets

	September 30, 2015	December 31, 2014	September 30, 2014
	(Dollars in thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$1,204	$3,458	$760
Real Estate:
Commercial	3,040	1,497	1,426
Residential	3,324	3,639	3,655
Acquisition, development and construction	2,622	5,874	5,579
Consumer	34	136	126
Total Nonaccrual loans	10,224	14,604	11,546
Restructured loans (1)	3,382	6,192	6,231
Other real estate owned	360	1,107	1,384
Total Non-performing assets	$13,966	$21,903	$19,161

Loans past due 90 days or more and still accruing interest	$-	$-	$-

Non-performing assets to total assets	0.77%	1.26%	1.09%

Non-performing assets to period end loans and OREO	1.45%	2.26%	2.00%

Allowance for loan loss to period end nonaccrual loans	216.94%	174.65%	231.54%

(1) Restructured loans on nonaccrual status at period end are included under nonaccrual loans in the table.

The ratio of non-performing assets to total loans and other real estate was 1.45% at September 30, 2015 compared to 2.26% at December 31, 2014 and 2.00% at September 30, 2014. The ratio of allowance for loan losses to total nonaccrual loans was 216.94% at September 30, 2015 compared to 174.65% at December 31, 2014 and 231.54% at September 30, 2014. The resolution of non-performing assets continues to be a priority of management.

Nonaccrual loans decreased $1,322 (11.45%) from September 30, 2014 due primarily to a decline in nonaccrual acquisition, development and construction loans, which decreased $2,957. Partially offsetting this decrease was an increase in nonaccrual commercial real estate loans of $1,614.

The decrease in nonaccrual acquisition, development and construction loans since September 30, 2014 was due primarily to the repayment of a $4,544 participation loan made to finance a retail center that was sold in the second quarter of 2015. The increase in nonaccrual commercial real estate loans was due in part to a troubled hotel loan that was moved to nonaccrual status during the third quarter of 2015.

The increase from September 30, 2014 in nonaccrual commercial, financial and agricultural loans was due in part to a defaulted loan on a multifamily property totaling approximately $850 after write downs of $1,000.

The following table provides further information regarding the Company’s most significant nonaccrual loans.

Table 11 - Nonaccrual Loans

			Nonaccrual					Appraisal	Appraised
	Balance	Originated	Date	Trigger	Collateral	Allowance	Method	Date	Value
	(Dollars in thousands)

Commercial, financial and agricultural	$846	01/29/08	12/30/14	financial condition	apartments	-	collateral value	03/15	1,090
Commercial real estate	1,732	01/06/11	09/18/15	financial condition	motel	-	collateral value	09/15	2,050
ADC Loan - CSRA	1,372	12/28/11	12/28/12	financial condition	land	-	collateral value	03/15	1,800
	$3,950

Other, net	6,274

Nonaccrual loans at September 30, 2015	$10,224

The following table presents a roll forward of other real estate owned for the nine month periods ended September 30, 2015 and 2014, respectively.

Table 12 - Other Real Estate Owned

	2015	2014
	(Dollars in thousands)

Beginning balance, January 1	$1,107	$1,014
Additions	611	1,205
Increase in valuation allowance	(14)	(267)
Sales	(1,460)	(609)
Gain on sale of OREO	116	41
Ending balance, Sept 30	$360	$1,384

The following table provides details of other real estate owned as of September 30, 2015, December 31, 2014 and September 30, 2014, respectively.

	September 30, 2015	December 31, 2014	September 30, 2014
	(Dollars in thousands)
Other Real Estate:
Real Estate
Commercial	$-	$200	$200
Residential	-	364	536
Acquisition, development and construction	608	860	961
	608	1,424	1,697

Valuation allowance	(248)	(317)	(313)
	$360	$1,107	$1,384

The change in other real estate owned is due to the continuing process of resolving problem loans. In the first nine months of 2015, additions to other real estate owned totaled $611 compared to $1,205 for the same period in 2014. Sales of other real estate totaled $1,460 for the nine months ended September 30, 2015 compared to $609 for the nine months ended September 30, 2014.

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

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management’s analysis of risk in the loan portfolio. Loans determined to be uncollectible are charged to the allowance for loan losses and subsequent recoveries are added to the allowance. A provision for losses in the amount of $132 was charged to expense for the three months ended September 30, 2015 compared to provision of $876 for the three months ended September 30, 2014 and a $2,011 negative provision for losses was credited to expense for the nine months ended September 30, 2015 compared to provision of $2,944 for the nine months ended September 30, 2014. The negative provision resulted in part from a $1,666 recovery in the second quarter of 2015 related to the repayment of a nonaccrual acquisition, development and construction loan and to the decline in that portfolio segment’s average historical loss rate.

At September 30, 2015 the ratio of allowance for loan losses to period end loans was 2.30% compared to 2.64% at December 31, 2014 and 2.79% at September 30, 2014. The decline in overall level of allowance as a percentage of the portfolio is due in part to the decline in the average historical net loss rate and the level of recoveries during the quarter. (see Note 1 — ALLL Methodology in the Notes to Consolidated Financial Statements).

For the nine months ended September 30, 2015 charge-offs net of recoveries totaled $1,315 on all loans. This included charge-offs net of recoveries of $1,189 for commercial real estate loans, $943 for commercial, financial and agricultural loans, $346 for residential real estate loans and $261 for consumer loans. These were partially offset by recoveries net of charge-offs of $1,424 for acquisition, development and construction loans. The provisions for loan losses allocated to individual portfolio segments are affected by the calculation of average historical net loss rate factors and by the internal and external qualitative factors within each category.

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

Liquidity and Capital Resources

The Company has maintained adequate liquidity to meet operating and loan funding requirements. The loan to deposit ratio at September 30, 2015 was 62.45% compared to 66.01% at December 31, 2014 and 63.82% at September 30, 2014. Deposits at September 30, 2015 and December 31, 2014 include $185,396 and $188,094 of brokered certificates of deposit, respectively. GB&T has also utilized borrowings from the Federal Home Loan Bank. GB&T maintains a line of credit with the Federal Home Loan Bank approximating 10% of its total assets. Federal Home Loan Bank advances are collateralized by eligible first mortgage loans, commercial real estate loans and investment securities. Federal Home Loan Bank advances totaled $66,000 at September 30, 2015. GB&T maintains repurchase lines of credit with SunTrust Robinson Humphrey, Atlanta, Georgia, for advances up to $20,000, of which none was outstanding at September 30, 2015 and a $10,000 repurchase line of credit with CenterState Bank, Orlando, Florida, of which none was outstanding at September 30, 2015. GB&T has a federal funds purchased accommodation with SunTrust Bank, Atlanta, Georgia for advances up to $10,000, of which none was outstanding at September 30, 2015 and a federal funds purchased accommodation with CenterState Bank, Orlando, Florida, for advances up to $10,000, of which none was outstanding at September 30, 2015. The Company also maintains a borrowing facility at the Federal Reserve Bank, under the Borrower-In-Custody Program, of which none was outstanding at September 30, 2015. Additionally, liquidity needs can be supplemented by the structuring of the maturities of investment securities and the pricing and maturities on loans and deposits offered to customers. The Company also uses retail securities sold under repurchase agreements to fund operations. Retail securities sold under repurchase agreements were $633 at September 30, 2015.

Stockholders’ equity to total assets was 9.31% at September 30, 2015 compared to 8.96% at December 31, 2014 and 8.53% at September 30, 2014. The capital of the Company exceeded all required regulatory guidelines at September 30, 2015. The Company’s common equity Tier 1, Tier 1 risk-based, total risk-based and leverage capital ratios were 13.63%, 15.26%, 16.52%, and 10.33%, respectively, at September 30, 2015.

The following table reflects the current regulatory capital levels in more detail, including comparisons to the regulatory minimums.

Table 13 - Regulatory Capital Requirements
September 30, 2015

					To be well capitalized
			For capital adequacy		under prompt corrective
	Actual		purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Southeastern Bank Financial Corporation
Risk-based capital:
Common equity tier 1 capital	$167,231	13.63%	$55,217	4.50%	N/A	N/A
Tier 1 capital	187,231	15.26%	73,622	6.00%	N/A	N/A
Total capital	202,654	16.52%	98,163	8.00%	N/A	N/A
Tier 1 leverage ratio	187,231	10.33%	72,467	4.00%	N/A	N/A

Georgia Bank & Trust Company:
Risk-based capital:
Common equity tier 1 capital	$177,184	14.47%	$55,113	4.50%	$79,607	6.50%
Tier 1 capital	177,184	14.47%	73,484	6.00%	97,978	8.00%
Total capital	192,578	15.72%	97,978	8.00%	122,473	10.00%
Tier 1 leverage ratio	177,184	9.80%	81,381	4.50%	90,424	5.00%

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

Unfunded commitments to extend credit where contractual amounts represent potential credit risk totaled $204,532 at September 30, 2015. This includes standby letters of credit of $4,321 at September 30, 2015. These commitments are primarily at variable interest rates.

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

Table 14 - Commitments and Contractual Obligations

	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(Dollars in thousands)

Lines of credit	$200,211	-	-	-
Standby letters of credit	4,321	-	-	-
Lease agreements	284	297	21	-
Deposits	1,377,459	143,446	19,346	729
Securities sold under repurchase agreements	633	-	-	-
Salary continuation agreements	445	1,399	1,627	31,753
FHLB advances	-	55,000	11,000	-
Subordinated debentures	-	-	-	20,000
Total commitments and contractual obligations	$1,583,353	$200,142	$31,994	$52,482

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2015, there were no substantial changes in the interest rate sensitivity analysis or the sensitivity of market value of portfolio equity for various changes in interest rates calculated as of December 31, 2014. A detailed discussion of market risk is provided in the Company’s 2014 Annual Report on Form 10-K.

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (principal executive officer) and its Executive Vice President and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, such officers concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) that is required to be included in the Company’s periodic filings with the Securities and Exchange Commission. There have been no changes in the Company’s internal controls or, to the Company’s knowledge, in other factors during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information regarding the Company’s purchases of its common stock on a monthly basis during the third quarter of 2015.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Appropriate Dollar Value) of Shares Yet To Be Purchased Under the Plans or Programs (1)
July 1 through July 31, 2015	-	-	-	299,454
August 1 through August 31, 2015	-	-	-	299,454
September 1 through September 30, 2015	-	-	-	299,454
Total	-	-	-	299,454

(1) On October 15, 2014, the Company’s Board of Directors announced the commencement of a stock repurchase program (the “2014 Program”), pursuant to which it will, from time to time, repurchase up to 300,000 shares of its outstanding common stock in the open market or in private transactions. The 2014 Program does not have a stated expiration date and no stock repurchase programs were terminated during the third quarter of 2015.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 in XBRL (eXtensible Business Reporting Language).

SOUTHEASTERN BANK FINANCIAL CORPORATION

Form 10-Q Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Date: October 23, 2015	By:	/s/ Darrell R. Rains
Darrell R. Rains
Executive Vice President, Chief
Financial Officer (Duly Authorized
Officer of Registrant and Principal
Financial Officer)

