Form 10-K
period 2015-12-31
Southeastern Bank Financial CORP
filed 2016-02-26
CIK 880116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer ☐	Non-accelerated filer ☐
(do not check if smaller reporting company)

Accelerated filer ☒	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $95,555,565 based on the closing sale price of $29.95 per share as reported on the Over the Counter Bulletin Board.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 22, 2016
Common Stock, $3 par value per share	6,746,328 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 2016	Part III

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

Item 1. Description of Business

General

Southeastern Bank Financial Corporation (the “Company”) is a Georgia corporation that is a bank holding company registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “BHCA”). Southeastern Bank Financial Corporation (OTCQB: SBFC) trades on OTCQB, the marketplace for companies that are current in their reporting with a U.S. regulator. Investors can find Real-Time quotes and market information for the Company on www.otcmarkets.com. The Company had total consolidated assets of $1,840,365, total deposits of $1,529,080 and total stockholders’ equity of $169,913 at December 31, 2015.

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

Employees

The Company had approximately 346 full-time equivalent employees at December 31, 2015. The Company maintains training, educational and affirmative action programs designed to prepare employees for positions of increasing responsibility in both management and operations, and provides a variety of benefit programs, including group life, health, accident and other insurance and retirement plans. None of the Company's employees are covered by a collective bargaining agreement, and the Company believes its employee relations are generally good.

Management Team

GB&T was founded with an experienced management team, and that team has continued to expand with the growth of the bank. GB&T’s Chief Executive Officer, R. Daniel Blanton, was involved in the organization of GB&T beginning in 1988 and previously served with a predecessor to Wells Fargo Bank, N.A. (“Wells Fargo”), Georgia State Bank, for over 13 years. With the acquisition of FCS and First Columbia, GB&T obtained its President and Chief Operating Officer, Ronald L. Thigpen, who had served as Chief Executive Officer of FCS and First Columbia since 1991, and before that served in various capacities with Wells Fargo and its predecessors. Darrell Rains, Executive Vice President and Chief Financial Officer, joined GB&T in 2005. He has over 30 years of financial experience, including service at Regions Bank as Regional Financial Officer for the Mid-Atlantic Region and at Palmetto Federal, a predecessor to Regions Bank in Aiken, S.C., as Chief Financial Officer. GB&T’s Executive Vice President and Chief Loan Officer, Jay Forrester, has been associated with GB&T since 1995. He previously served as Vice President, Commercial Lending for C & S National Bank and NationsBank, predecessors of Bank of America. Regina W. Kennedy, Group Vice President, Bank Operations, has been with GB&T since the acquisition of First Columbia Bank. With over 34 years of bank operations experience, she previously served First Columbia Bank and C & S National Bank, predecessor of Bank of America. GB&T’s Group Vice President and Chief Risk Officer, James R. Riordan, Jr., joined the team in 2002. For the prior ten years, he served in various capacities with SunTrust Bank in Augusta, most recently as senior lending officer. He has 25 years of bank lending and credit administration experience. Paula Tankersley, Group Vice President, Retail Banking, has been associated with GB&T since 1992. Prior to joining GB&T, she was associated with the Bank of Columbia County and its successor, Allied Bank of Georgia. Robert C. Osborne, Jr., Executive Vice President, Private Banking and Government Relations, joined GB&T in September 2004.  For the prior 28 years, he was associated with Wachovia Corporation in Atlanta and Augusta, most recently as head of their Wealth Management unit in Augusta. Charles B. Thompson, III, Group Vice President, Wealth Management, joined the bank in 2000 as Senior Trust Officer and started the trust department. He previously served over 19 years in various statewide and regional trust management capacities with First Union Corporation and its predecessors. L. Bart Chandler, Group Vice President, Mortgage, joined the team in 2000 as Vice President of Mortgage Production. He has over 30 years of experience in the banking industry, including service at Bankers First, a predecessor to Wells Fargo.

Market Area

The Company’s primary market area includes Richmond and Columbia Counties in Georgia and Aiken County in South Carolina, all part of the Augusta-Richmond County, GA-SC metropolitan statistical area (MSA). The 2014 population of the Augusta-Richmond County, GA-SC MSA was 583,632, the second largest in Georgia and fourth largest in South Carolina. The Augusta market area has a diversified economy based principally on government, public utilities, health care, manufacturing, construction, and wholesale and retail trade. Augusta is one of the leading medical centers in the Southeast. Significant medical facilities include Augusta University Medical Center, University Hospital, Veteran’s Administration Hospital, Dwight D. Eisenhower Hospital, Gracewood State School and Hospital, Doctors’ Hospital and Trinity Hospital. Other major employers in the Augusta market area include U.S. Department of Energy Savannah River Site, the Fort Gordon military installation, E-Z Go/Textron (golf car manufacturer), the Richmond County school system and the Columbia County school system. Major employers in the Aiken market include Savannah River Site, Aiken County Board of Education, Wal-Mart Associates Inc., Kimberly Clark Corporation, and BFS North American Tire, LLC. The area is served by Interstate 20, which connects it to Atlanta, 140 miles to the west and Columbia, South Carolina, 70 miles to the east. Augusta is also served by a major commercial airport (Bush Field) and a commuter airport (Daniel Field). The average unemployment rate for the Augusta-Richmond County MSA was 7.3% in 2014, down from 8.1% in 2013. Between June 2014 and June 2015 (the latest date for which FDIC information is available), total commercial bank and thrift deposits in the Augusta-Richmond County, GA-SC MSA increased 4.35% from $7,590,316 to $7,920,814. Based on data reported as of June 30, 2015, the Company has 19.45% of all deposits in the Augusta-Richmond County, GA-SC MSA and is the second largest depository institution in that MSA. The demographic information as presented above is based upon information and estimates provided by the U.S. Census Bureau, U.S. Department of Labor, the FDIC, Augusta Metro Chamber of Commerce, and the South Carolina Employment Security Commission.

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

Lending Activities

Through its bank subsidiary, the Company offers a wide range of lending services, including real estate, commercial and consumer loans, to individuals, small to medium-sized businesses and professionals that are located in, or conduct a substantial portion of their business in, the Company’s market area. The Company’s total loans, including loans held for sale, at December 31, 2015, were $1,027,796 or 59.50% of total interest-earning assets. An analysis of the composition of the Company’s loan portfolio is set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Composition of the Loan Portfolio.”

Real Estate Loans. Loans secured by real estate are the primary component of the Company’s loan portfolio, constituting $780,019, or 77.29% of the Company’s total loans, at December 31, 2015. These loans consist of commercial real estate loans, construction and development loans, and residential real estate loans.

Commercial Real Estate Loans (“CRE loans”). At December 31, 2015, the Company held $366,566 of commercial real estate loans of various sizes secured by office buildings, warehouse facilities, retail establishments, and other types of property. These commercial real estate loans represented 36.32% of the Company’s total loans at December 31, 2015. Loan terms are generally limited to five years and often do not exceed three years, although the installment payments may be structured on a 20-year amortization basis with a balloon payment at maturity. Interest rates may be fixed or adjustable. The Company generally charges an origination fee. Management attempts to reduce credit risk in the commercial real estate portfolio by originating owner occupied and non-owner occupied loans subject to underwriting criteria that include: certified appraisal and valuation of collateral; loan-to-value margins (typically not exceeding 80%); cash equity requirements; evaluations of borrowers’ cash flows and alternative sources of repayment. In addition, the Company requires personal guarantees from the principal owners of the property supported with an analysis by the Company of the guarantors’ personal financial statements in connection with a substantial majority of such loans. The Company experienced $2,234 in net charge-offs on commercial real estate loans during 2015. A number of the loans classified as commercial real estate loans are, in fact, commercial loans for which a security interest in real estate has been taken as additional collateral. These loans are subject to underwriting as commercial loans as described below.

Acquisition, Development and Construction Loans (“ADC loans”). ADC real estate loans comprise $184,292, or 18.26% of the Company’s total loans at December 31, 2015. A construction and development loan portfolio presents special problems and risks, requiring additional administration and monitoring.  This is necessary since most loans are originated as lines of credit and draws under the line require specific activities which add value to the asset, such as progress on the completion of a building or the placement of utilities and roads in a development.  This requires specialized knowledge on the part of our personnel to appraise and evaluate that progress, hence the higher level of administration and monitoring. The level of construction and development loans are representative of the character of the Company’s market. The Company subjects this type of loan to underwriting criteria that include: certified appraisal and valuation of collateral; loan-to-value margins (typically not exceeding 75%); cash equity requirements; evaluations of borrowers’ cash flows and alternative sources of repayment; and a determination that the market is able to absorb the project on schedule.

To further reduce the risk related to construction and development loans, the Company generally relies upon the long-standing relationships between its loan officers and the developer/contractor borrowers. In most cases, these relationships exceed ten years. The Company targets seasoned developers and contractors who have experience in the local market. Various members of the Company’s Board of Directors have close contacts with the construction industry: Robert W. Pollard, Jr. owns and operates a lumber manufacturing company; E. G. Meybohm owns the largest local real estate brokerage firm; William J. Badger owns and operates a building supply company; Larry S. Prather, Sr. owns a utility and grading company; and Patrick D. Cunning is an experienced real estate developer and has an MAI designation from the Appraisal Institute. Through these connections to the industry, the Company attempts to monitor current economic conditions in the marketplace for residential real estate, and the financial standing and ongoing reputation of its construction and development borrowers.

Infrastructure development loans are generally made with an initial maturity of one year, although the Company may renew the loan for up to two additional one-year terms to allow the developer to complete the sale of the lots comprising the property before requiring the payment of the related loan. These loans typically bear interest at a floating rate and the Company typically charges an origination fee. These loans are repaid, interest only, on a monthly or quarterly basis until sales of lots begin, and then principal payments are made as each lot is sold at a rate allowing the Company to be repaid in full by the time 75% of the lots have been sold. In order to reduce the credit risk associated with these loans, the Company requires the project’s loan to value ratio (on an as completed basis) to be not more than 75%. The Company experienced $1,413 in net loan recoveries on construction and development loans during 2015 due to the repayment of a previously written-down impaired loan during the second quarter that resulted in a $1,666 recovery.

Residential construction loans are typically made for homes with a completed value in the range of $100 to $500 thousand. Loans are typically made for a term of six months to twelve months. Typically, these loans bear interest at a floating rate and the Company collects an origination fee. The Company may renew these loans for an additional term (up to 24 months total) to allow the contractor time to market the home. In order to reduce the credit risk with respect to these loans, the Company restricts the number and dollar amount of loans that are made for homes being built on a speculative basis and carefully manages its aggregate lending relationship with each borrower. The Company experienced $2 in net loan recoveries on residential construction loans during 2015.

Interest reserves are established for certain ADC loans and certain CRE loans with major renovations based on the feasibility of the project, the timeframe for completion, the creditworthiness of the borrower and guarantors, and collateral. An interest reserve allows the borrower’s interest cost to be capitalized and added to the loan balance. As a matter of practice GB&T does not generally establish loan-funded interest reserves on ADC or CRE loans; however, the Company’s loan portfolio includes five loans with interest reserves at December 31, 2015. The following table details the loans and accompanying interest reserves as of December 31, 2015.

	December 31, 2015
		Reserves
	Balance	Original	Advanced	Remaining
	(Dollars in thousands)

Loan 1	$5,987	62	62	-
Loan 2	3,640	100	19	81
Loan 3	942	35	2	33
Loan 4	7,953	100	41	59
Loan 5	321	35	1	34

These ADC and CRE loans have not been renewed or restructured and, as of December 31, 2015, are not on nonaccrual.

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

Residential Loans. The Company originates, on a selective basis, residential loans for its portfolio on single properties, both owner-occupied and non-owner-occupied. At December 31, 2015, the Company held $229,161 of such loans representing 22.71% of the Company’s loan portfolio. This portfolio typically includes 15 or 30-year mortgage loans whose terms mirror those prevalent in the secondary market for mortgage loans or, less typically, floating rate non-amortized term loans for purposes other than acquisition of the underlying residential property. Some 15 or 30 year fixed rate loans and 3, 5 and 10 year fixed rate balloon loans are maintained in the portfolio when there are compelling market reasons to do so. Generally, all fixed rate residential loans are sold into the secondary market. The Company experienced net loan charge-offs on residential loans of $352 during 2015.

The Company also originates both fixed and variable rate residential loans for sale into the secondary market, servicing released. Loans originated for sale into the secondary market are approved for purchase by an investor prior to closing. The Company generates loan origination fees, typically ranging from 1.00% to 1.50% of the loan balance, and servicing release fees, generally ranging from 0.25% to 0.75% of the loan balance. The Company bears minimal interest rate risk on these loans and only holds the loans temporarily until documentation can be completed to finalize the sale to the investor. Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as freestanding derivatives. Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest on the loan is locked. The Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into, in order to hedge the change in interest rates resulting from its commitments to fund the loans. Changes in the fair values of these derivatives are included in net gains on sales of loans. Fair values of these derivatives were $24 and $6 as of December 31, 2015 and 2014, respectively. The Company had $18,647 of loans held for sale at December 31, 2015.

Commercial, Financial and Agricultural Loans. The Company makes loans for a wide variety of business purposes as well as home equity lines of credit, loans for multi-family properties and government entities. At December 31, 2015, the Company held $210,712 of these loans, representing 20.88% of the total loan portfolio, excluding for these purposes commercial loans secured by real estate. See “Commercial Real Estate Loans.” Equipment loans are made for a term of up to seven years (more typically three to five years) at fixed or variable rates, with the loan being fully amortized over the term and secured by the financed equipment with a loan-to-value ratio based on the overall relationship and creditworthiness of the customer. Working capital loans are made for a term typically not exceeding one year. These loans are usually secured by accounts receivable or inventory, and principal is either repaid as the assets securing the loan are converted into cash, or principal is due at maturity. In the case of home equity loans and lines of credit, the underwriting criteria are the same as applied by the Company when making a first mortgage loan, as described above. Home equity lines of credit typically mature ten years after their origination. The Company experienced net loan charge-offs on commercial, financial and agricultural loans of $955 during 2015.

Consumer Loans. The Company makes a variety of loans to individuals for personal and household purposes, including secured and unsecured installment and term loans, and revolving lines of credit such as overdraft protection. At December 31, 2015, the Company held $18,584 of consumer loans, representing 1.84% of total loans. These loans typically carry balances of less than $25,000 and earn interest at a fixed rate. Non-revolving loans are either amortized over a period generally not exceeding 60 months or are ninety-day term loans. Revolving loans require monthly payments of interest and a portion of the principal balance (typically 2 to 3% of the outstanding balance). The Company experienced net charge-offs on consumer loans of $383 during 2015.

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

Deposits

The Company offers a variety of deposit programs to individuals and small to medium-sized businesses and other organizations at interest rates generally consistent with local market conditions. The following table sets forth the mix of depository accounts for the Company as a percentage of total deposits at December 31, 2015.

Deposit Mix

	(Dollars in thousands)

Noninterest-bearing	$229,002	14.98%
NOW accounts	401,674	26.27%
Savings	548,729	35.88%
Money management accounts	16,330	1.07%
Time deposits	333,345	21.80%
	$1,529,080	100.00%

The Company accepts deposits at the main office location and eleven branch banking offices, each of which maintain an automated teller machine. The Company is a member of the MasterCard Maestro and Cirrus networks, VISA Plus, and the “STAR” network of automated teller machines, which permits customers to perform certain transactions in many cities worldwide. The Company controls deposit volumes primarily through the pricing of deposits and to a certain extent through promotional activities such as “free checking” and “Impact checking” and “premium interest savings”. The Company also utilizes other sources of funding, specifically repurchase agreements, Federal Home Loan Bank borrowings and brokered certificates of deposit. Deposit rates are adjusted as needed by executive management of the Company. Management believes that the rates it offers are competitive with, or in some cases, slightly above those offered by other institutions in its market area. The Company does not actively solicit deposits outside of its market area.

Supervision and Regulation

Both the Company and GB&T are subject to extensive state and federal banking laws and regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws and regulations generally are intended to protect depositors and not shareholders.

Legislation and regulations authorized by legislation influences, among other things:

•	how, when and where the Company may expand geographically;
•	into what product or service markets it may enter;
•	how it must manage its assets; and
•	under what circumstances money may or must flow between the Company and GB&T.

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

Additionally, the Bank Holding Company Act provides that the Federal Reserve Board may not approve any of these transactions if it would result in or tend to create a monopoly or substantially lessen competition or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve Board is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve Board’s consideration of financial resources generally focuses on capital adequacy, which is discussed below.

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

In 2013, the Federal Reserve Board of Governors and FDIC approved new regulatory capital requirements implementing Basel III’s higher minimum capital standards for banks and bank holding companies. The minimum guidelines for a bank to be classified as “adequately capitalized” include a ratio of total capital to risk-weighted assets of 8.0%, a ratio of Tier 1 capital to risk-weighted assets of 6.0%, a ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% and a leverage ratio of 4.5%.

A bank that fails to meet the required minimum guidelines is classified as “undercapitalized” and subject to operating and management restrictions. However, a bank that exceeds its capital requirements and maintains a ratio of total capital to risk-weighted assets of 10.0%, a ratio of Tier 1 capital to risk-weighted assets of 8.0%, a ratio of common equity Tier 1 capital to risk-weighted assets ratio of 6.5%, and a leverage ratio of 5.0% is classified as “well capitalized.” In addition, the new regulatory capital requirements impose a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets, which is in addition to the Tier 1 and total capital risk-based capital requirements. Failure to maintain the required capital conservation buffer results in limitations on capital distributions and on discretionary bonuses to executive officers. As of December 31, 2015, GB&T was “well capitalized.”

The new risk-based capital requirements (except for the capital conservation buffer) became effective on January 1, 2015. The capital conservation buffer is being phased in over four years beginning on January 1, 2016.

In addition to the capital requirements applicable to banks, the Federal Reserve Board has established minimum capital guidelines for bank holding companies to be considered “adequately capitalized.” These guidelines provide for a minimum ratio of total capital to risk-weighted assets of 8.0%, a ratio of Tier 1 capital to risk-weighted assets of 6.0%, a ratio of common equity Tier 1 capital to risk-weighted assets ratio of 4.5%, and a leverage ratio of 4.0%. The Federal Reserve considers these capital and leverage ratios and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

The principal sources of the Company’s cash flow, including cash flow to pay dividends to its shareholders, are dividends paid by GB&T to the Company. Statutory and regulatory limitations apply to GB&T’s payment of dividends. If, in the opinion of the FDIC, GB&T were engaged in or about to engage in an unsafe or unsound practice, the FDIC could require, after notice and a hearing, that it stop or refrain from engaging in the questioned practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See “Prompt Corrective Action” below.

GB&T has additional restrictions for dividends imposed by the GDBF. Cash dividends on GB&T’s common stock may be declared and paid only out of its retained earnings, and dividends may not be declared at any time when GB&T’s paid-in capital and appropriated retained earnings do not, in combination, equal at least 20% of its capital stock account. In addition, the GDBF’s current rules and regulations require prior approval before cash dividends may be declared and paid if: (i) the bank’s ratio of equity capital to adjusted total assets is less than 6%; (ii) the aggregate amount of dividends declared or anticipated to be declared in that calendar year exceeds 50% of the bank’s net profits, after taxes but before dividends, for the previous calendar year; or (iii) the percentage of the bank’s loans classified as adverse as to repayment or recovery by the GDBF at the most recent examination of the bank exceeds 80% of the bank’s equity as reflected at such examination.

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

As of December 31, 2015, GB&T qualified for the well capitalized category. A “well-capitalized” bank is one that is not required to meet and maintain a specific capital level for any capital measure pursuant to any written agreement, order, capital directive, or other remediation, and significantly exceeds all of its capital requirements. Those capital requirements include maintaining a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 8%, a common equity Tier 1 risk-based capital ratio of at least 4.5% and a Tier 1 leverage ratio of at least 5%. Generally, a classification as well capitalized will place a bank outside of the regulatory zone for purposes of prompt corrective action. However, a well-capitalized bank may be reclassified as “adequately capitalized” based on criteria other than capital if the federal regulator determines that a bank is in an unsafe or unsound condition or is engaged in unsafe or unsound practices requiring certain remedial action.

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

Allowance for Loan Losses. The Allowance for Loan Losses (the “ALLL”) represents one of the most significant estimates in the Company’s financial statements and regulatory reports. Because of its significance, the Company has developed a system by which it develops, maintains and documents a comprehensive, systematic and consistently applied process for determining the amounts of the ALLL and the provision for loan losses. The Interagency Policy Statement on the Allowance for Loan Losses, issued in 2006, encourages all banks to ensure controls are in place to consistently determine the ALLL in accordance with generally accepted accounting principles in the United States (“GAAP”), the bank’s stated policies and procedures, management’s best judgment and relevant supervisory guidance. Consistent with supervisory guidance, GB&T maintains a prudent and conservative, but not excessive, ALLL, that is at a level that is appropriate to cover probable incurred credit losses on individually evaluated loans determined to be impaired as well as probable incurred credit losses inherent in the remainder of the loan portfolio. Management’s estimate of credit losses reflects consideration of all significant factors that affect the collectability of the portfolio as of the evaluation date. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.”

Commercial Real Estate Lending. Our lending operations may be subject to enhanced scrutiny by federal banking regulators based on its concentration of commercial real estate loans. In 2006, the federal banking regulators issued final guidance to remind financial institutions of the risk posed by commercial real estate lending concentrations. CRE loans generally include land development, construction loans and loans secured by multi-family property, and nonfarm, nonresidential real property where the primary source of repayment is derived from rental income associated with the property. The guidance prescribes the following guidelines for its examiners to help identify institutions that are potentially exposed to significant CRE risk and may warrant greater supervisory scrutiny:

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

The Consumer Financial Protection Bureau. The Consumer Financial Protection Bureau (the “CFPB”) is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The CFPB has rulemaking authority over many of the statutes governing products and services offered to bank consumers. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are more stringent than those regulations promulgated by the CFPB and state attorneys general are permitted to enforce consumer protection rules adopted by the CFPB against state-chartered institutions.

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

Some of the Dodd-Frank Act’s most far-reaching provisions, such as those regulating derivatives and proprietary trading activity and hedge funds, providing for enhanced supervision of “systemically significant” institutions, and phasing out Tier 1 capital treatment for trust preferred securities, apply only to institutions with over $10 billion in assets or to business lines in which the Company and GB&T do not engage. Certain provisions do, however, apply to or affect us, including provisions that:

•	Changed the assessment base for federal deposit insurance from a deposit-based to an asset-based calculation;
•	Made permanent the $250,000 limit for federal deposit insurance;
•	Repealed the federal prohibition on payment of interest on demand deposits;
•	Imposed new mortgage lending requirements, including minimum underwriting standards, originator compensation restrictions, consumer protections for certain types of loans, and disclosure to borrowers;
•	Apply to bank holding companies the same leverage and risk-based capital requirements that apply to insured depository institutions;
•	Permit de novo and interstate branching as described in “—Branching” above; and
•	Imposed new limits on affiliate transactions as described in “—Restrictions on Affiliate Transactions” above.

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

In addition to considering the financial strength and cash flow characteristics of borrowers, we often secure loans with real estate collateral. At December 31, 2015, approximately 77.29% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a significant loan or collection of loans to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. See the disclosure below under “An economic downturn, especially one affecting our market areas, could adversely affect our financial condition, results of operations, or cash flows.”

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

The amount of “other real estate owned” (“OREO”) may increase significantly, resulting in additional losses, and costs and expenses that will negatively affect our operations

At December 31, 2015, we had a total of $360 of OREO as compared to $1,107 at December 31, 2014 and $1,014 at December 31, 2013. In general, OREO levels relate to the ongoing process of resolving problem credits, slow economic activity, and a slow residential real estate market. If we experience an increase in these factors in our market area, the amount of OREO may increase in 2016. Elevated levels of OREO increase our losses and the costs and expenses of maintaining the real estate. Any increase in losses, maintenance costs and expenses due to OREO may have material adverse effects on our business, financial condition, and results of operations. Such effects may be particularly pronounced in a market of reduced real estate values and excess inventory, which may make the disposition of OREO properties more difficult, increase maintenance costs and expenses, and reduce our ultimate realization from any OREO sales.

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

The Company did not recognize any other-than-temporary impairment charges for the years ended December 31, 2015 and 2014, respectively.

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

The Company and GB&T are subject to extensive federal and state regulation and supervision. These regulations affect our lending practices, capital structure, investment practices, dividend policy, and growth, among other things. Congress, the Federal Reserve, the FDIC, the GDBF, the CFPB and other federal and state agencies continually review banking laws, regulations and policies for possible changes. The Dodd-Frank Act, enacted in July 2010, instituted significant changes to the financial services regulatory scheme, and other changes to statutes, regulations, and policies (including changes in their interpretation or implementation) could affect us in substantial and unpredictable ways. For example, such changes could subject us to additional costs, limit the types of products and services we can offer, or provide opportunities for non-banks to offer competing products and services. If we fail to comply with laws, regulations and policies, we could be subject to regulatory sanctions, civil money penalties or reputational harm.

See the section of this report entitled “Supervision and Regulation” for additional information on the statutory and regulatory issues that affect our business.

The CFPB may reshape the consumer financial laws through rulemaking and enforcement of unfair, deceptive or abusive acts or practices, which may directly impact the business operations of depository institutions offering consumer financial products or services.

The CFPB has broad powers to supervise and enforce consumer protection laws. The CFPB has rulemaking authority for a wide range of consumer protection laws that apply to all banks, including the authority to prohibit “unfair, deceptive or abusive acts and practices” (“UDAAP”). The CFPB’s rulemaking authority includes administering and carrying out the purposes and objectives of the “Federal consumer financial laws, and to prevent evasions thereof,” with respect to all financial institutions that offer financial products and services to consumers. In addition, the Dodd-Frank Act enhanced the regulation of mortgage banking and gave to the CFPB oversight of many of the core laws which regulate the mortgage industry and the authority to implement mortgage regulations. The potential reach of the CFPB's broad new rulemaking powers and UDAAP authority on the operations of financial institutions offering consumer financial products or services is currently unknown.

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

We make no assurances that we will pay any dividends in the future. Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, regulatory restrictions and other factors that our Board of Directors may deem relevant. The holders of our common stock are entitled to receive dividends when, and if declared by our Board of Directors out of funds legally available for that purpose. As part of our consideration of whether to pay cash dividends, we intend to retain adequate funds from future earnings to support the development and growth of our business. In addition, our ability to pay dividends is restricted by federal policies and regulations and by the terms of our existing indebtedness. It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of net income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. Further, our principal source of funds to pay dividends are cash dividends that we receive from our subsidiary. See “Business — Supervision and Regulation — Payment of Dividends.”

Holders of our subordinated debentures have rights that are senior to those of our common shareholders.

We have supported our continued growth by issuing trust preferred securities from special purpose trusts and accompanying subordinated debentures. At December 31, 2015, we had outstanding subordinated debentures totaling $20,000 and may issue additional trust preferred securities or incur further indebtedness in the future. We unconditionally guarantee the payment of principal and interest on the trust preferred securities. The debentures described above are senior to our common stock. As a result, we must make payments on the subordinated debentures before we can pay any dividends on our common stock. In the event of our bankruptcy, dissolution or liquidation, holders of our subordinated debentures must be satisfied before any distributions can be made on our common stock. We have the right to defer distributions on the subordinated debentures relating to our trust preferred securities (and dividend payments on the related trust preferred securities) for up to five years, but during that time we would not be able to pay dividends on our common stock.

Our directors and executive officers own a significant portion of our common stock and can influence shareholder decisions.

Our directors, executive officers and relatives of directors, as a group, beneficially owned approximately 52.82% of our diluted outstanding common stock as of February 22, 2016. As a result of their ownership, the directors and executive officers will have the ability, if they voted their shares in concert, to control the outcome of all matters submitted to our shareholders for approval, including the election of directors.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Company currently operates a main office, eleven branches, leased space for its trust and retail investment office and an operations center. The principal administrative offices of the Company are located at 3530 Wheeler Road, Augusta, Georgia. Locations in Georgia include the main office, four branch offices in Augusta, Georgia, two branches in Martinez, Georgia and two branches in Evans, Georgia. Locations in South Carolina include two branches in Aiken, South Carolina, and one leased facility in North Augusta, South Carolina. All banking offices except the leased facility are owned by the Company, are not subject to mortgage, and are covered by appropriate insurance for replacement value.

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

The Company leases 4,500 square feet of office space near its main office for its trust and retail investment operations.

The Company owns 24,000 square feet of commercial office space located at 3515 Wheeler Road, across the street from the main office. This office space is partially leased but mainly occupied by the Company’s mortgage operations and construction lending departments.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of February 22, 2016, there were approximately 483 holders of record of the Company’s common stock. As of February 22, 2016, there were 6,746,328 shares of the Company’s common stock outstanding. The Company’s common stock is traded on OTCQB, the marketplace for companies that are current in their reporting with a U.S. regulator, under the trading symbol “SBFC”. The following table reflects the range of high and low bid quotations in the Company’s common stock and cash dividends paid per share of common stock for the past two years:

Southeastern Bank Financial Corporation Stock Price and Dividends

	Stock Price
	Low	High	Dividend
Quarter ended
March 31, 2014	20.35	22.50	0.13
June 30, 2014	21.55	23.75	0.13
September 30, 2014	23.10	24.75	0.13
December 31, 2014	24.30	26.76	0.13

Quarter ended
March 31, 2015	26.00	29.00	0.15
June 30, 2015	27.80	33.50	0.15
September 30, 2015	29.75	33.00	0.15
December 31, 2015	32.00	33.25	0.15

Period ended
February 22, 2016	32.75	33.25	0.16

The Company declared cash dividends of $0.13 per share in each quarter of 2014 and $0.15 per share in each quarter of 2015, an increase of 15.38% from the previous rate. In the first quarter of 2016, the Company declared a cash dividend of $0.16 per share, an increase of 6.67% from the quarterly dividends paid in 2015. The Company’s primary sources of income are dividends and other payments received from its subsidiary. The amount of dividends that may be paid by GB&T to the Company depends upon the subsidiary’s earnings and capital position and is limited by federal and state law, regulations and policies. See “Business – Supervision and Regulation – Payment of Dividends.”

Cash dividends on GB&T’s common stock may be declared and paid only out of its retained earnings, and dividends may not be declared at any time when GB&T’s paid-in capital and appropriated retained earnings do not, in combination, equal at least 20% of its capital stock account. In addition, the GDBF’s current rules and regulations require prior approval before cash dividends may be declared and paid if: (i) the bank’s ratio of equity capital to adjusted total assets is less than 6%; (ii) the aggregate amount of dividends declared or anticipated to be declared in that calendar year exceeds 50% of the bank’s net profits, after taxes but before dividends, for the previous calendar year; or (iii) the percentage of the bank’s loans classified as adverse as to repayment or recovery by the GDBF at the most recent examination of the bank exceeds 80% of the bank’s equity as reflected at such examination.

The Company’s ability to pay cash dividends is further subject to continued payment of interest that is owed on subordinated debentures issued in connection with the Southeastern Bank Financial Statutory Trust I issuance in December 2005 of $10,000 of trust preferred securities and the Southeastern Bank Financial Trust II issuance in March 2006 of $10,000 of trust preferred securities. As of December 31, 2015, the Company had approximately $20,000 of subordinated debentures outstanding. The Company has the right to defer payment of interest for a period not exceeding 20 consecutive quarters. If the Company defers, or fails to make, interest payments on the subordinated debentures, the Company will be prohibited, subject to certain exceptions, from paying cash dividends on common stock until all deferred interest is paid and interest payments on the subordinated debentures resumes.

There were no shares repurchased under an existing stock repurchase plan or otherwise during the fourth quarter of 2015.

The Company did not sell any of its equity securities without registration under the Securities Act of 1933, as amended, during 2015.

Item 6. Selected Financial Data

The selected consolidated financial data presented on the following page as of December 31, 2015 and 2014 and for each of the years in the three-year period ended December 31, 2015 is derived from the audited consolidated financial statements and related notes included in this report and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected consolidated financial data as of December 31, 2013, 2012, and 2011, and for the periods ending December 31, 2012 and 2011 is derived from audited consolidated financial statements that are not included in this report but that are included in the Annual Reports on Form 10-K filed with the Securities and Exchange Commission for those years.

Selected Consolidated Financial Data	2015	2014	2013	2012	2011
Earnings	(Dollars in thousands, except per share data)

Total interest income	$62,484	$60,950	$62,314	$63,670	$67,640
Total interest expense	8,227	8,886	9,514	12,034	17,078
Net interest income	54,257	52,064	52,800	51,636	50,562
(Credit) Provision for loan losses	(1,628)	3,492	7,438	8,141	12,584
Noninterest income	18,688	19,030	18,497	21,494	19,671
Noninterest expense	46,040	43,488	40,366	44,068	42,041
Net income	19,395	16,632	16,346	14,435	11,045
Per Share Data
Net income - Diluted	$2.89	$2.49	$2.45	$2.16	$1.65
Book value	25.19	23.03	19.70	20.34	17.53
Cash dividends declared per common share	0.60	0.52	0.39	0.00	0.00
Weighted average common and common equivalent shares outstanding	6,716,369	6,690,423	6,678,914	6,678,215	6,676,774
Selected Average Balances
Assets	$1,803,835	$1,741,271	$1,693,257	$1,652,251	$1,605,489
Total loans (net of unearned income)	966,651	942,636	880,565	847,872	860,936
Deposits	1,531,827	1,493,413	1,451,693	1,426,282	1,406,494
Stockholders' equity	163,415	144,740	135,219	126,605	107,980
Selected Year-End Balances
Assets	$1,840,365	$1,732,781	$1,689,326	$1,662,502	$1,614,773
Loans (net of unearned income)	1,009,149	966,356	905,713	871,447	846,010
Allowance for loan losses	21,367	25,506	26,409	28,846	29,046
Deposits	1,529,080	1,463,864	1,454,803	1,421,272	1,419,222
Short-term borrowings	15,684	10,678	2,355	976	701
Long-term borrowings	105,000	84,000	84,000	85,547	61,947
Stockholders' equity	169,913	155,286	131,569	135,783	117,029
Selected Ratios
Return on average total assets	1.08%	0.96%	0.97%	0.87%	0.69%
Return on average equity	11.87%	11.49%	12.09%	11.40%	10.23%
Average earning assets to average total assets	92.85%	93.30%	93.20%	92.61%	92.34%
Average loans to average deposits	63.10%	63.12%	60.66%	59.45%	61.21%
Average equity to average total assets	9.06%	8.31%	7.99%	7.66%	6.73%
Net interest margin	3.24%	3.20%	3.35%	3.37%	3.41%
Operating efficiency	62.29%	61.78%	55.52%	59.53%	59.65%
Net charge-offs to average loans	0.26%	0.47%	1.12%	0.98%	1.18%
Allowance for loan losses to net loans (year-end)	2.12%	2.64%	2.92%	3.31%	3.43%
Risk-based capital
Common Equity Tier 1 capital	13.40%	N/A	N/A	N/A	N/A
Tier 1 capital	14.97%	14.97%	14.18%	13.66%	13.01%
Total capital	16.22%	16.23%	15.44%	14.96%	14.39%
Tier 1 leverage ratio	10.34%	9.86%	9.37%	8.87%	8.21%

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

Overview

The Company’s services include the origination of residential and commercial real estate loans, construction and development loans, and commercial and consumer loans. The Company also offers a variety of deposit programs, including noninterest-bearing demand, interest checking, money management, savings, and time deposits. In the Augusta-Richmond County, GA-SC metropolitan statistical area, the Company had 19.45% of all deposits and was the second largest depository institution and the largest locally based institution at June 30, 2015 based on deposit levels, as cited from the FDIC’s website. Securities sold under repurchase agreements are also offered. Additional services include wealth management, trust, retail investment, and mortgage. As a matter of practice, most mortgage loans are sold in the secondary market; however, some mortgage loans are placed in the portfolio based on asset/liability management strategies. The Company continues to concentrate on increasing its market share through various new deposit and loan products and other financial services and by focusing on its customer relationship management philosophy. The Company is committed to building lifelong relationships with its customers, employees, shareholders, and the communities it serves.

Net income in 2015 was $19,395 compared to $16,632 in 2014. Earnings were positively impacted by a $1,628 credit for loan losses, primarily due to the repayment of a previously written down impaired loan during the second quarter of 2015 that resulted in a $1,666 recovery. In addition, net interest income increased $2,193 and gain on sales of loans increased $1,130. These increases were partially offset by a $2,552 increase in noninterest expense and investment securities losses of $1,043 compared to gains of $825 in the prior year.

The Company’s primary source of income is from its lending activities followed by interest income from its investment activities, service charges and fees on deposits, and gain on sales of mortgage loans in the secondary market. Despite declining yields, interest income on loans increased slightly due to increased volumes in the loan portfolio. Interest income on investment securities increased $916 or 6.34% due to increased volume and yields. In addition, gain on sales of mortgage loans increased $1,130 or 20.68% due to increased mortgage originations and refinancing activity in 2015.

The Company continues to focus on the net interest margin, regulatory capital requirements, liquidity management, risk mitigation and expense control. Problem asset resolution, new consumer disclosure regulations, upgrades to operating systems, balance sheet management and investment purchases have been key areas of focus in 2015.

Over the past four years, assets grew $225,592 from $1,614,773 at December 31, 2011 to $1,840,365 at December 31, 2015. From year end 2011 to year end 2015, deposits increased $109,858, and loans increased $163,139. Net interest income for the year ended 2011 was $50,562 compared to net interest income of $54,257 in 2015. On April 24, 2013, the Company reinstated quarterly cash dividends of $0.13 per share. On January 14, 2015, the Company increased the cash dividend to $0.15 per share and on January 20, 2016 increased quarterly cash dividends to $0.16 per share.

The Company meets its liquidity needs by managing cash and due from banks, federal funds purchased and sold, maturity of investment securities, principal repayments received from mortgage-backed securities, and draws on lines of credit. Additionally, liquidity can be managed through structuring deposit and loan maturities. The Company funds loan and investment growth with core deposits, securities sold under repurchase agreements, Federal Home Loan Bank advances and other wholesale funding including brokered certificates of deposit. During inflationary periods, interest rates generally increase and operating expenses generally rise. When interest rates rise, variable rate loans and investments produce higher earnings; however, deposit and other borrowings interest expense also rise. The Company monitors its interest rate risk as it applies to net interest income in various simulations up and down 400 basis points (4.00%) and as it applies to economic value of equity in a shock up and down 400 basis points (4.00%) scenario. The Company monitors operating expenses through responsibility center budgeting. See “—Interest Rate Sensitivity” below.

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

Fair Value of Financial Instruments

A significant portion of the Company’s assets are financial instruments carried at fair value. This includes securities available-for-sale, loans held for sale, certain impaired loans, mortgage banking derivatives and other real estate owned. At December 31, 2015 and December 31, 2014 the percentage of total assets measured at fair value was 39.16% and 38.95%, respectively. The majority of assets carried at fair value are based on either quoted market prices or market prices for similar instruments. At December 31, 2015, 1.46% of assets measured at fair value were based on significant unobservable inputs. This consisted primarily of impaired loans and other real estate owned. This represents approximately 0.57% of the Company’s total assets. See Note 6 “Fair Value Measurements” in the “Notes to Consolidated Financial Statements” herein for additional disclosures regarding the fair value of financial instruments.

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

Investment Securities

The fair values for available-for-sale securities are generally based upon quoted market prices or observable market prices for similar instruments. These values take into account recent market activity as well as other market observable data such as interest rate, spread and prepayment information. When market observable data is not available, which generally occurs due to the lack of liquidity for certain securities, the valuation of the security is subjective and may involve substantial judgment. The Company conducts periodic reviews to identify and evaluate each available-for-sale security that has an unrealized loss for other-than-temporary impairment. An unrealized loss exists when the fair value of an individual security is less than its amortized cost basis. The primary factors the Company considers in determining whether an impairment is other-than-temporary are the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and whether the Company intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis. As of December 31, 2015, the Company had no securities valued using unobservable inputs (Level 3).

Results of Operations

The Company recorded net income of $19,395 in 2015 compared to $16,632 in 2014. The increase in net income is primarily attributable to a credit for loan losses of $1,628 compared to a provision for loan losses of $3,492 in 2014. In addition, net interest income increased $2,193 and gain on sales of loans increased $1,130. Partially offsetting these were a $2,552 increase in noninterest expense and investment securities losses of $1,043 compared to a gain of $825 in the prior year.

Interest income increased $1,534 or 2.52% to $62,484 in 2015. Interest income on tax-exempt investment securities increased $548 or 21.31% primarily due to an increase in average balance of $21,793 or 25.88%. Interest income on taxable investment securities increased $368 or 3.10% in 2015 caused primarily by an increase in yield. The average rate on taxable investments increased from 2.09% in 2014 to 2.16% in 2015, an increase of 7 basis points. Interest income on loans increased $447 from 2014 due to an increase in average balance partially offset by a decline in yield. Average loans increased from $942,636 in 2014 to $966,651 in 2015, an increase of $24,015 or 2.55%. The average rate on loans dropped from 4.86% in 2014 to 4.79% in 2015, a decrease of 7 basis points.

Interest expense decreased $659 or 7.42% to $8,227 in 2015. Interest expense on deposits decreased $462 or 7.39% to $5,790 and was due primarily to declines in rates paid on deposits and a $22,278 decline in average time deposits. Due to the low interest rate environment many customers have transferred out of time deposits to more liquid NOW and savings accounts. Brokered CDs decreased $28,914 or 15.37% and totaled $159,180 at year end 2015.

Noninterest income decreased $342 in 2015 and was due primarily to investment securities losses of $1,043, partially offset by increased gain on sales of loans of $1,130. Also offsetting the investment losses were increased service charges and deposit fees of $135, trust service fees, which increased $98, and cash surrender value of bank-owned life insurance, which increased $96.

Noninterest expense increased $2,552 or 5.87% in 2015 mostly due to a $1,337 increase in salaries and other personnel expense and a $955 prepayment penalty fee on an FHLB Advance. The operating efficiency ratio increased from 61.78% in 2014 to 62.29% in 2015.

The earnings performance of the Company is reflected in its return on average assets and average equity of 1.08% and 11.87%, respectively, during 2015 compared to 0.96% and 11.49%, respectively, during 2014. Basic and diluted net income per share on weighted average common shares outstanding increased to $2.89 in 2015 compared to $2.49 in 2014 and $2.45 in 2013.

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

Average Balances, Income and Expenses, Yields and Rates

	Year Ended Dec. 31, 2015			Year Ended Dec. 31, 2014			Year Ended Dec. 31, 2013
	Average Amount	Average Yield or Rate	Amount Paid or Earned	Average Amount	Average Yield or Rate	Amount Paid or Earned	Average Amount	Average Yield or Rate	Amount Paid or Earned
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans	$966,651	4.79%	$46,291	$942,636	4.86%	$45,844	$880,565	5.21%	$45,863
Loans held for sale	23,416	3.22%	755	18,027	3.33%	600	20,113	3.06%	616
Investments
Taxable	566,652	2.16%	12,236	566,706	2.09%	11,868	571,532	2.26%	12,918
Tax-exempt	106,000	2.94%	3,119	84,207	3.05%	2,571	88,012	3.23%	2,846
Interest-bearing deposits in other banks	12,153	0.68%	83	12,961	0.52%	67	17,937	0.40%	71
Total interest-earning assets	1,674,872	3.73%	62,484	1,624,537	3.75%	60,950	1,578,159	3.95%	62,314
Cash and due from banks	53,682			53,048			47,160
Premises and equipment	27,741			27,333			26,167
Other	71,796			63,207			69,894
Allowance for loan losses	(24,256)			(26,854)			(28,123)
Total assets	$1,803,835			$1,741,271			$1,693,257

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	$393,129	0.27%	$1,073	$374,024	0.28%	$1,048	$354,827	0.31%	$1,086
Savings and money management accounts	554,991	0.29%	1,622	538,005	0.31%	1,661	536,734	0.35%	1,889
Time deposits	363,407	0.85%	3,095	385,685	0.92%	3,543	386,045	0.99%	3,819
Federal funds purchased / securities sold under repurchase agreements	2,464	0.49%	12	1,206	0.41%	5	1,247	0.48%	6
Other borrowings	85,159	2.85%	2,425	84,570	3.11%	2,629	86,725	3.13%	2,714
Total interest-bearing liabilities	1,399,150	0.59%	8,227	1,383,490	0.64%	8,886	1,365,578	0.70%	9,514
Noninterest-bearing demand deposits	220,300			195,699			174,087
Other liabilities	20,970			17,342			18,373
Stockholders' equity	163,415			144,740			135,219
Total liabilities and stockholders' equity	$1,803,835			$1,741,271			$1,693,257

Net interest spread		3.14%			3.11%			3.25%
Benefit of noninterest sources		0.10%			0.09%			0.10%
Net interest margin/income		3.24%	$54,257		3.20%	$52,064		3.35%	$52,800

2015 compared with 2014:

Interest earning asset yields declined 2 basis points from 3.75% in 2014 to 3.73% in 2015 while interest bearing liability rates declined 5 basis points from 0.64% in 2014 to 0.59% in 2015. As a result, the Company’s average interest rate spread improved to 3.14% in 2015 as compared to 3.11% in 2014. The year over year decline in asset yields and liability costs were a result of low market interest rates. These factors have contributed to an improvement in the net interest margin from 3.20% in 2014 to 3.24% in 2015.

Average interest earning assets increased $50,335 and was funded principally by an increase in average noninterest-bearing demand deposits of $24,601 and an increase in average interest bearing deposits of $13,813. Average interest-earning assets for 2015 were $1,674,872 or 92.85% of average total assets.

Interest income is the largest contributor to income and totaled $62,484 in 2015 compared to $60,950 in 2014, an increase of $1,534 or 2.52%. The largest component is interest income on loans, including loan fees, which increased slightly from $45,844 in 2014 to $46,291 in 2015. The increase was due primarily to higher average balances which increased from $942,636 in 2014 to $966,651 in 2015. Partially offsetting these higher balances were declining yields, which dropped from 4.86% in 2014 to 4.79% in 2015. The average yield decreased in part due to the low interest rate environment for new and renewing loans. The Company has attempted to slow the decline in yields by enforcing established floors on loans but as loans mature the yields have fallen due to competitive reasons.

Interest income on taxable investment securities increased $368 or 3.10% and interest income on tax-exempt investment securities increased $548 or 21.31%. Average taxable investment balances remained relatively flat while average tax-exempt investment balances increased $21,793 or 25.88%. The average yield on the taxable investment portfolio increased from 2.09% in 2014 to 2.16% in 2015 while the average yield on the tax-exempt investment portfolio declined from 3.05% in 2014 to 2.94% in 2015.

Interest expense totaled $8,227 for 2015 compared to $8,886 in 2014, a decrease of $659 or 7.42% due primarily to interest expense on deposits which decreased $462 from $6,252 in 2014 to $5,790 in 2015. This decrease in deposit interest expense was primarily attributable to a decrease in rates paid. The average rate paid on NOW accounts decreased from 0.28% in 2014 to 0.27% in 2015. The average rate paid on savings and money management accounts decreased from 0.31% in 2014 to 0.29% in 2015 and the average rate paid on time deposits decreased from 0.92% in 2014 to 0.85% in 2015. The mix of interest bearing deposits also affects the interest rate spread. During 2015 average time deposits decreased $22,278 while average NOW accounts increased $19,105 and average savings and money management accounts increased $16,986.

The overall result was an increase in net interest income of $2,193 or 4.21% in 2015 over 2014 due mostly to an increase in volume of average interest earning assets.

A key performance measure for net interest income is the “net interest margin”, or net interest income divided by average interest-earning assets. Unlike the “net interest spread” (the difference between interest rates earned on assets and interest rates paid on liabilities), the net interest margin is affected by the level of non-interest sources of funding used to support interest-earning assets. The Company’s net interest spread increased 3 bps to 3.14% in 2015. The net interest margin also increased from 3.20% in 2014 to 3.24% in 2015. The high level of competition in the local market for both loans and particularly deposits continues to influence the net interest margin. The net interest margin continues to be partially supported by demand deposits which provide a noninterest-bearing source of funds.

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

The Company’s net interest spread decreased 14 bps to 3.11% in 2014. The net interest margin also decreased from 3.35% in 2013 to 3.20% in 2014. The high level of competition in the local market for both loans and particularly deposits continues to influence the net interest margin. The net interest margin continues to be partially supported by demand deposits which provide a noninterest-bearing source of funds. The Company continues to focus on demand deposits and NOW accounts to help prevent further deterioration in the net interest margin.

Changes in the net interest income from period to period result from increases or decreases in the volume of interest-earning assets and interest-bearing liabilities, increases or decreases in the average rates earned and paid on such assets and liabilities, the ability to manage the earning asset portfolio, and the availability of particular sources of funds, such as noninterest-bearing deposits. The following table: “Analysis of Changes in Net Interest Income” indicates the changes in the Company’s net interest income as a result of changes in volume and rate from 2014 to 2015, and from 2013 to 2014. The low interest rate environment in 2015 resulted in continued decreases in yields on interest-earning assets, but also in the cost of interest-bearing liabilities. The analysis indicates that, on an overall basis in 2015, increased volumes of interest-earning assets created a positive impact on income but was partially offset by decreases in average rates earned. When combined with reduced expense due to lower average rates paid on interest bearing liabilities, the result was an increase in net interest income of $2,193. In 2014, decreases in average rates on interest earning assets reduced income more than the positive effect of increased volumes. Lower average rates paid on interest bearing liabilities reduced expense, but not enough to offset the reduction in income resulting in a decrease in net interest income of $736.

Analysis of Changes in Net Interest Income

	2015 vs. 2014				2014 vs. 2013
	Increase (Decrease)				Increase (Decrease)
	Average Volume	Average Rate	Combined	Total	Average Volume	Average Rate	Combined	Total
	(Dollars in thousands)				(Dollars in thousands)
Interest-earning assets:

Loans	$1,168	$(703)	$(18)	$447	$3,233	$(3,038)	$(214)	$(19)
Loans held for sale	179	(19)	(5)	155	(64)	54	(6)	(16)
Investments, taxable	(1)	369	-	368	(109)	(949)	8	(1,050)
Investments, tax-exempt	665	(93)	(24)	548	(123)	(159)	7	(275)
Interest-bearing deposits in other banks	(4)	22	(2)	16	(20)	22	(6)	(4)
Total	2,007	(424)	(49)	1,534	2,917	(4,070)	(211)	(1,364)

Interest-bearing liabilities:

NOW accounts	$53	$(27)	$(1)	$25	$59	$(92)	$(5)	$(38)
Savings and money management accounts	53	(89)	(3)	(39)	4	(232)	-	(228)
Time deposits	(205)	(258)	15	(448)	(4)	(272)	-	(276)
Federal funds purchased / securities sold under repurchase agreements	5	1	1	7	-	(1)	-	(1)
Other borrowings	19	(221)	(2)	(204)	(67)	(18)	-	(85)
Total	(75)	(594)	10	(659)	(8)	(615)	(5)	(628)

Change in net interest income				$2,193				$(736)

The variances for each major category of interest-earning assets and interest-bearing liabilities are attributable to (a) changes in volume (changes in volume times prior year rate), (b) changes in rate (changes in rate times prior year volume) and (c) combined (changes in rate times the change in volume).

Provision for Loan Losses

The provision for loan losses is the charge to operating earnings necessary to maintain the allowance for loan losses at a level which, in management’s estimate, is adequate to cover the estimated amount of probable incurred losses in the loan portfolio. A credit for loan losses totaling $1,628 was recognized for the year ended December 31, 2015 compared to a provision for loan losses of $3,492 for the year ended December 31, 2014. The credit resulted in part from a $1,666 recovery in the second quarter of 2015 related to the repayment of a nonaccrual acquisition, development and construction loan. See “Allowance for Loan Losses” for further analysis of the provision for loan losses.

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

2015 compared with 2014:

Noninterest income totaled $18,688 in 2015 compared to $19,030 in 2014, a decrease of $342 or 1.80%. The decrease was due primarily to investment securities losses of $1,043 in 2015 compared to investment gains of $825 in 2014. Partially offsetting this decrease was an increase in gain on sales of loans, which increased $1,130 or 20.68% due to increased mortgage originations and refinancing activity. Other factors included an increase in service charges and deposit fees of $135, and increase in trust service fees of $98 and an increase in cash surrender value of bank-owned life insurance of $96.

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

The following table presents the principal components of noninterest income for the last three years:

Noninterest Income

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)

Service charges and fees on deposits	$7,315	$7,180	$7,155
Gain on sales of loans	6,595	5,465	6,843
Gain on sale of fixed assets, net	36	64	26
Investment securities (losses) gains, net of OTTI	(1,043)	825	(895)
Retail investment income	2,182	2,188	2,099
Trust service fees	1,408	1,310	1,185
Earnings from cash surrender value of bank-owned life insurance	1,259	1,163	1,187
Miscellaneous income	936	835	897
Total noninterest income	$18,688	$19,030	$18,497

Noninterest income as a percentage of total average assets	1.04%	1.09%	1.09%

Noninterest income as a percentage of total income	23.02%	23.79%	22.89%

Noninterest Expense

2015 compared with 2014:

Noninterest expense totaled $46,040 in 2015, an increase of $2,552 or 5.87% over 2014. The primary reasons for the increase were salaries and other personnel expense, which increased $1,337, and a $955 prepayment penalty fee on an FHLB Advance during the second quarter of 2015.

Salaries and other personnel expense increased $1,337 or 5.34%. The increase was attributable in large part to salary increases, increased incentive compensation and commission expense. These increases were partially offset by a $966 reduction in deferred compensation expense caused by an increase in the discount rate used to value the salary continuation liability.

Other operating expenses increased $412 or 2.90% and included a $428 increase in processing expense due in part to the migration to an outsourced mainframe computer system and a $552 increase in operational losses due primarily to fraudulent charges on customer debit cards partially offset by a $490 decrease in loan costs excluding OREO.

Occupancy expense increased $178 or 4.45% in 2015 due primarily to increased depreciation expense associated with new equipment purchases.

OREO gains totaled $102 in 2015 compared to OREO losses of $228 in 2014. This reflects a $257 reduction in write-downs on such properties this year and included a gain of $116 related to sales, as compared to a gain of $43 in 2014.

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

The Company continues to monitor expenditures in all organizational units by utilizing specific cost-accounting and reporting methods as well as responsibility center budgeting. The following table presents the principal components of noninterest expense for the years ended December 31, 2015, 2014 and 2013.

Noninterest Expense

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)

Salaries and other personnel expense	$26,384	$25,047	$23,079
Occupancy expense	4,178	4,000	3,722
Marketing & business development	2,027	1,840	1,821
Processing expense	3,443	3,015	2,127
Legal and professional fees	1,639	1,980	1,552
Data processing expense	1,600	1,484	1,566
FDIC insurance	859	1,047	1,147
Communication expense	1,112	937	816
Prepayment fees	955	-	-
Teller & operational losses	911	336	287
(Gain) loss on sale of other real estate owned, net	(116)	(43)	42
Other real estate valuation allowance	14	271	600
Loan costs	773	1,263	1,333
Other expense	2,261	2,311	2,274
Total noninterest expense	$46,040	$43,488	$40,366

Noninterest expense as a percentage of total average assets	2.55%	2.50%	2.38%

Operating efficiency ratio	62.29%	61.78%	55.52%

The Company’s efficiency ratio (noninterest expense as a percentage of net interest income and noninterest income, excluding gains and losses on the sale of investments) increased to 62.29% in 2015 as compared to 61.78% in 2014, and 55.52% in 2013.

Income Taxes

Income tax expense totaled $9,138 in 2015 compared to $7,482 in 2014. The effective tax rate as a percentage of pre-tax income was 32.03% in 2015, 31.03% in 2014, and 30.42% in 2013. The primary reason for the increase in the effective tax rate this year was a smaller percentage of tax-exempt interest income on investment securities and income related to bank-owned life insurance relative to total income.

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

Loans outstanding averaged $966,651 in 2015 compared to $942,636 in 2014 and $880,565 in 2013. At December 31, 2015, loans totaled $1,009,149 compared to $966,356 at December 31, 2014, an increase of $42,793 or 4.43%.

In 2015 growth in loans occurred in most categories, but primarily in residential real estate loans which increased $25,064 or 12.28% and acquisition, development and construction loans which increased $19,989 or 12.17%. Residential loans increased as the Bank elected to hold some permanent mortgages on its books and the increase in acquisition, development and construction loans occurred in its primary market area mainly in the fourth quarter of 2015. In response to the economic environment over the last several years, management curtailed the origination and participation of new out of market ADC lending opportunities. As a result, the out of market ADC portfolio decreased $11,044 or 20.37% in 2015.

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

Loan Portfolio Composition

	December 31,
	2015		2014		2013		2012		2011
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
			(Dollars in thousands)
Commercial, financial and agricultural	$210,712	20.88%	$208,905	21.62%	$202,074	22.31%	$174,553	20.03%	$171,750	20.30%
Real estate
Commercial	366,566	36.32%	371,488	38.44%	353,353	39.01%	343,663	39.44%	332,666	39.32%
Residential	229,161	22.71%	204,097	21.12%	175,295	19.36%	168,039	19.28%	159,022	18.80%
Acquisition, development and construction	184,292	18.26%	164,303	17.00%	160,498	17.72%	171,750	19.71%	168,050	19.86%
Total real estate	780,019	77.29%	739,888	76.56%	689,146	76.09%	683,452	78.43%	659,738	77.98%
Consumer
Direct	17,947	1.78%	16,581	1.72%	13,619	1.50%	12,785	1.47%	13,600	1.61%
Indirect	-	0.00%	1	0.00%	29	0.00%	105	0.01%	384	0.05%
Revolving	637	0.06%	666	0.07%	612	0.07%	502	0.05%	428	0.05%
Total consumer	18,584	1.84%	17,248	1.79%	14,260	1.57%	13,392	1.53%	14,412	1.71%
Deferred loan origination costs (fees)	(166)	(0.01)%	315	0.03%	233	0.03%	50	0.01%	110	0.01%
Total	$1,009,149	100.00%	$966,356	100.00%	$905,713	100.00%	$871,447	100.00%	$846,010	100.00%

Loans may be periodically renewed with principal reductions and appropriate interest rate adjustments. Loan maturities as of December 31, 2015 are set forth in the following table based upon contractual terms. Actual cash flows may differ as borrowers generally have the right to prepay without prepayment penalties.

Loan Maturity Schedule

At December 31, 2015

	Within	One to Five	After Five
	One Year	Years	Years	Total
	(Dollars in thousands)
Commercial, financial and agricultural	$50,637	$102,331	$57,744	$210,712
Real Estate
Commercial	42,472	183,011	141,083	366,566
Residential	34,438	44,802	149,921	229,161
Acquisition, development and construction	108,236	61,205	14,851	184,292
Consumer	2,885	12,420	3,279	18,584
Deferred loan origination costs (fees)	(166)	-	-	(166)
Total loans	$238,502	$403,769	$366,878	$1,009,149

The following table presents an interest rate sensitivity analysis of the Company’s loan portfolio as of December 31, 2015. The loans outstanding are shown in the time period where they are first subject to repricing.

Sensitivity of Loans to Changes in Interest Rates

At December 31, 2015

	Within	One to Five	After Five
	One year	Years	Years	Total
	(Dollars in thousands)
Loans maturing or repricing with:
Predetermined interest rates	$129,075	$321,301	$221,826	$672,202
Floating or adjustable interest rates	144,917	128,258	63,772	336,947
Total loans	$273,992	$449,559	$285,598	$1,009,149

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

Gross interest income that would have been recorded for the years ended December 31, 2015, 2014, and 2013 if non-accruing loans and accruing troubled debt restructurings (TDRs) had been current in accordance with their original terms and had been outstanding throughout the year or since origination, if held for part of the year, was approximately $864, $973 and $1,224, respectively. The amount of interest income on these loans that was included in net income for December 31, 2015, 2014 and 2013 was approximately $735, $400 and $945, respectively.

The Company is required to identify impaired loans and evaluate the collectability of both contractual interest and principal of loans when assessing the need for a loss allowance. Large pools of smaller balance homogeneous loans are collectively evaluated for impairment. A loan is considered impaired, when based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note agreement. The amount of the impairment is measured based on the present value of future cash flows discounted at the loan’s effective interest rate or, if the loan is collateral dependent or foreclosure is probable, the fair value of collateral, less estimated selling expenses. Regulatory guidance is also considered. At December 31, 2015 and 2014, the Company had total impaired loans of $15,472 and $20,189, respectively, which includes loans carried at fair value with a recorded investment of $10,171 and $11,730, respectively at December 31, 2015 and 2014. Charge-offs of $3,546 and $1,831 were taken on these impaired loans during 2015 and 2014.

Non-performing assets include nonaccrual loans, restructured loans and other real estate owned. The following table, “Non-Performing Assets”, presents information on these assets as of December 31st, for the past five years. Non-performing assets were $17,766 at December 31, 2015 or 1.76% of period end loans and other real estate owned. This compares to $21,903 or 2.26% of total loans and other real estate owned at December 31, 2014.

At December 31, 2015 there were $127 of loans past due 90 days or more and still accruing. There were no loans past due 90 days or more and still accruing at December 31, 2014, 2013, 2012 and 2011. All loans past due 90 days or more are classified as nonaccrual loans unless lending management believes the loan is well-secured and in process of collection, in which case the loan continues to accrue interest.

Troubled Debt Restructurings (TDRs) are troubled loans in which the original terms have been modified in favor of the borrower or either principal or interest has been forgiven, due to deterioration in the borrower’s financial condition. There were $8,636 in TDRs at December 31, 2015, of which $5,274 were on nonaccrual status. TDRs totaled $9,669 at December 31, 2014, of which $3,477 were on nonaccrual status.

	Non-Performing Assets

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$1,151	$3,458	$728	$2,358	$2,325
Real Estate:
Commercial	6,763	1,497	4,827	11,736	20,956
Residential	3,560	3,639	5,894	6,291	4,553
Acquisition, development and construction	2,537	5,874	7,907	9,712	14,732
Consumer	33	136	71	100	331
Total Nonaccrual loans	$14,044	$14,604	$19,427	$30,197	$42,897
Restructured loans (1)	$3,362	$6,192	$6,236	$915	$2,330
Other real estate owned	360	1,107	1,014	3,490	6,209
Total Nonperforming assets	$17,766	$21,903	$26,677	$34,602	$51,436

Loans past due 90 days or more and still accruing interest	$127	$-	$-	$-	$-

Allowance for loan losses to period end total loans	2.12%	2.64%	2.92%	3.31%	3.43%
Allowance for loan losses to period end nonaccrual loans	152.14%	174.65%	135.94%	95.53%	67.71%
Net charge-offs to average loans	0.26%	0.47%	1.12%	0.98%	1.18%
Nonperforming assets to period end loans	1.76%	2.27%	2.95%	3.97%	6.08%
Nonperforming assets to period end loans and other real estate owned	1.76%	2.26%	2.94%	3.95%	6.04%

(1)  Restructured loans on nonaccrual status at year end are included under nonaccrual loans in the table.

While total nonaccrual loans remained relatively flat in 2015 as compared to 2014, nonaccrual commercial real estate loans increased $5,266 due primarily to one troubled loan and one impaired loan that were moved to nonaccrual status during the last half of the year. Decreases in nonaccrual acquisition, development and construction loans of $3,337 and nonaccrual commercial, financial and agricultural loans of $2,307 more than offset this increase. The decrease in nonaccrual acquisition, development and construction loans was mostly due to the repayment of a $4,544 participation loan made to finance a retail center that was sold in the second quarter of 2015. The decrease in nonaccrual commercial, financial and agricultural loans was due in part to write downs of $500 taken in both the first and second quarters of 2015 on a defaulted loan that was moved to nonaccrual status during the fourth quarter of 2014.

The table below provides additional detail on nonaccrual loans greater than $1,000 at December 31, 2015.

Nonaccrual Loans

			Nonaccrual					Appraisal	Appraised
	Balance	Originated	Date	Trigger	Collateral	Allowance	Method	Date	Value
	(Dollars in thousands)
Commercial real estate	$1,673	01/06/11	09/18/15	financial condition	motel	-	collateral value	09/15	$2,050
Commercial real estate	3,498	01/17/12	12/21/15	financial condition	land & gym	-	income approach	12/11	8,000
ADC Loan - CSRA	1,372	12/28/11	12/28/12	financial condition	land	-	collateral value	03/15	1,800
	$6,543
Other, net	7,501

Nonaccrual loans at December 31, 2015	$14,044

The table below presents a roll forward of other real estate owned for the years ended December 31, 2015 and 2014, respectively.

Other Real Estate Owned

	2015	2014
	(Dollars in thousands)

Beginning balance, January 1	$1,107	$1,014
Additions	611	1,256
Increase in valuation allowance	(14)	(271)
Sales	(1,460)	(935)
Gain on sale of OREO, net	116	43
Ending balance, December 31	$360	$1,107

The following table provides details of other real estate owned as of December 31, 2015 and 2014, respectively.

Other Real Estate Owned

	2015	2014
	(Dollars in thousands)
Other Real Estate:
Real Estate
Commercial	$-	$200
Residential	-	364
Acquisition, development and construction	607	860
	607	1,424

Valuation allowance	(247)	(317)
	$360	$1,107

The net decrease in other real estate owned is attributable to both reduced additions and increased sales in 2015 as compared to 2014.

Potential Problem Loans

In addition to loans disclosed above as past due, nonaccrual and restructured as of December 31, 2015, management identified weaknesses in $6,641 of classified loans. These loans, principally classified for regulatory purposes as substandard, are principally commercial real estate loans in the company’s primary market area. Estimated probable incurred losses from these potential credit weaknesses have been provided for in determining the allowance for loan losses at December 31, 2015.

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

Additions to the allowance for loan losses, which are expensed on the Company’s income statement as the “provision for loan losses”, are made periodically to maintain the allowance for loan losses at an appropriate level based upon management’s analysis of risk in the loan portfolio. The Company had a credit for loan losses of $1,628 in 2015 compared to a provision of $3,492 in 2014. The credit in 2015 resulted primarily from a $1,666 recovery in the second quarter of 2015 related to the repayment of a previously written-down impaired loan.

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

Due to the added risks associated with loans, which are graded as special mention or substandard, that are not classified as impaired, the qualitative factor adjustment is further increased for such classifications within each category.

The table below indicates the allocated allowance for all loans according to loan type determined through the Company’s comprehensive allowance methodology for the years indicated. Because these allocations are based upon estimates and subjective judgment, it is not necessarily indicative of the specific amounts or loan categories in which loan losses may occur.

Allocation of the Allowance for Loan Loss

	December 31,
	2015		2014		2013		2012		2011
	Amount	Percent(1)	Amount	Percent(1)	Amount	Percent(1)	Amount	Percent(1)	Amount	Percent(1)
	(Dollars in thousands)
Balance at end of year
Applicable to:
Commercial, financial and agricultural	$4,908	20.87%	$5,407	21.65%	$5,774	22.34%	$4,368	15.14%	$4,183	14.40%
Real estate
Commercial	7,376	36.32%	8,622	38.44%	8,981	39.01%	10,872	37.69%	10,761	37.05%
Residential	5,027	22.71%	6,591	21.12%	5,590	19.36%	5,677	19.68%	5,607	19.30%
Acquisition, development and construction	3,383	18.26%	4,263	17.00%	5,486	17.72%	7,436	25.78%	8,055	27.73%
Consumer loans to individuals	673	1.84%	623	1.79%	578	1.57%	493	1.71%	440	1.52%

Balance at end of year	$21,367	100.00%	$25,506	100.00%	$26,409	100.00%	$28,846	100.00%	$29,046	100.00%

(1)  Percent of gross loans in each category to total loans adjusted for loans recorded at fair value

The following table provides details regarding charge-offs and recoveries by loan category during the most recent five year period, as well as supplemental information relating to both net loan losses, the provision and the allowance for loan losses during each of the past five years. Net charge-offs for 2015 represented 0.26% of average loans outstanding, compared to 0.47% for 2014 and 1.12% for 2013.

	Allowances for Loan Losses

	At December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)

Total loans outstanding at end of period, net of unearned income	$1,009,149	$966,356	$905,713	$871,447	$846,010

Average loans outstanding, net of unearned income	$966,651	$942,636	$880,565	$847,872	$860,936

Balance of allowance for loan losses at beginning of year	$25,506	$26,409	$28,846	$29,046	$26,657

Charge-offs:
Commercial, financial and agricultural	1,184	2,005	335	919	2,296
Real estate - commercial	2,238	807	3,469	2,281	1,472
Real estate - residential mortgage	371	1,038	1,404	2,211	2,489
Real estate - acquisition, development and construction	286	691	5,098	3,151	4,118
Consumer	610	604	620	812	699
Total charge-offs	4,689	5,145	10,926	9,374	11,074

Recoveries of previous loan losses:
Commercial, financial and agricultural	229	67	88	241	162
Real estate - commercial	4	371	21	169	120
Real estate - residential mortgage	19	37	117	88	56
Real estate - acquisition, development and construction	1,699	-	477	209	106
Consumer	227	275	348	326	435
Total recoveries	2,178	750	1,051	1,033	879

Net loan losses	2,511	4,395	9,875	8,341	10,195
Provision for loan losses	(1,628)	3,492	7,438	8,141	12,584
Balance of allowance for loan losses at end of period	$21,367	$25,506	$26,409	$28,846	$29,046

Allowance for loan losses to period end loans	2.12%	2.64%	2.92%	3.31%	3.43%
Net charge-offs to average loans	0.26%	0.47%	1.12%	0.98%	1.18%

At December 31, 2015, the allowance for loan losses declined to 2.12% of outstanding loans, from 2.64% at December 31, 2014 and 2.92% at December 31, 2013. The decline in 2015 was due to a decline in the average historical net loss rate, the level of recoveries and improving economic conditions. Although net charge-offs have decreased significantly from prior years, the Company continued to experience elevated levels of net charge-offs in the commercial real estate and commercial, financial and agricultural categories in 2015. Collateral dependent impaired loans are evaluated based on recent appraisals of the collateral. Collateral values are monitored and further charge-offs are taken if it is determined that collateral values have continued to decline.

Net charge-offs totaled $2,511 at December 31, 2015, of which $2,234 were related to commercial real estate loans and $955 were related to commercial, financial and agricultural loans. Also included were net recoveries of $1,413 for acquisition, development and construction loans. The provisions for loan losses allocated to individual portfolio segments are affected by the calculation of average historical net loss rate factors and by the internal and external qualitative factors within each category.

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

Investment Securities

The Company's investment securities portfolio increased $47,098 to $691,563 at year-end 2015 from 2014. The Company maintains an investment strategy of seeking portfolio yields within acceptable risk levels, as well as providing liquidity. The Company maintains "Available for Sale" investment securities. "Available for Sale" securities are carried at fair market value with related unrealized gains or losses included in stockholders’ equity as accumulated other comprehensive income. As a consequence, the Company's stockholders’ equity is more volatile than it would be if a large percentage of investment securities were "Held to Maturity." Although equity is more volatile, management has discretion, with respect to the "Available for Sale" securities, to proactively adjust to favorable market conditions in order to provide liquidity and realize gains on the sales of securities. The changes in values in the investment securities portfolio are not taken into account in determining regulatory capital requirements. As of December 31, 2015 and 2014, except for the U.S. Government agencies and government sponsored entities, there was no issuer who represented 10% or more of stockholders’ equity within the investment portfolio. As of December 31, 2015 and 2014, the estimated fair value of investment securities as a percentage of their amortized cost was 100.00% and 100.32%, respectively. At December 31, 2015, the investment securities portfolio had gross unrealized gains of $5,939 and gross unrealized losses of $5,909, for a net unrealized gain of $30. As of December 31, 2014 and 2013, the investment securities portfolio had a net unrealized gain of $2,075 and a net unrealized loss of $15,765, respectively. The following table presents the amortized cost of investment securities held by the Company at December 31, 2015, 2014 and 2013.

Investment Securities

	December 31,
	2015	2014	2013
	(Dollars in thousands)
Available for sale:
U.S. Government Agencies	$147,135	$181,104	$233,697
Obligations of states and political subdivisions	136,499	98,538	112,408
Mortgage-backed securities
U.S. GSE's MBS - residential	121,646	113,016	132,586
U.S. GSE's MBS - commercial	21,805	15,875	-
U.S. GSE's CMO	146,782	123,921	81,031
Corporate bonds	117,666	109,936	106,022
Total	$691,533	$642,390	$665,744

The following table represents maturities and weighted average yields of debt securities at December 31, 2015. Yields are based on the amortized cost of securities. Maturities are based on the contractual maturities. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Maturity Distribution and Yields of Investment Securities

	December 31, 2015
	Amortized Cost	Yield
	(Dollars in thousands)
Available for Sale:
Obligations of U.S. Government agencies
Over one through five years	$9,523	1.90%
Over five through ten years	68,111	2.33%
Over ten years	69,501	1.52%
Total	$147,135	1.92%

Obligations of states and political subdivisions (1)
One year or less	$1,962	4.86%
Over one through five years	14,838	3.16%
Over five through ten years	39,175	3.55%
Over ten years	80,524	4.88%
Total	$136,499	4.31%

U.S. GSE's MBS - residential
Over five through ten years	$11,973	2.07%
Over ten years	109,673	2.33%
Total	$121,646	2.30%

U.S. GSE's MBS - commercial
Over one through five years	$6,357	2.18%
Over five through ten years	15,448	2.00%
Total	$21,805	2.05%

U.S. GSE's CMO
Over one through five years	$2,474	2.13%
Over five through ten years	13,425	2.31%
Over ten years	130,883	2.30%
Total	$146,782	2.30%

Corporate bonds
One year or less	$8,962	2.55%
Over one through five years	74,239	2.50%
Over five through ten years	34,215	2.01%
Over ten years	250	3.50%
Total	$117,666	2.36%

Total Investment Securities	$691,533	2.62%

(1)  Tax-equivalent yield

Deposits

The Company's average interest bearing liabilities increased $15,660 or 1.13% from 2014 to 2015. Average noninterest-bearing deposits increased $24,601 or 12.57%. Average borrowings increased $1,847 or 2.15% from 2014 to 2015. The majority of the growth in deposits reflects the Company's strategy of consistently emphasizing deposit growth, as deposits are the primary source of funding for balance sheet growth. Borrowed funds consist of short-term borrowings, securities sold under agreements to repurchase with the Company's commercial customers and reverse repurchase agreements with SunTrust Robinson Humphrey and CenterState Bank, federal funds purchased, subordinated debentures and borrowings from the Federal Home Loan Bank.

Average interest-bearing liabilities increased $17,912 or 1.31% from 2013 to 2014, while average noninterest-bearing deposits increased $21,612 or 12.41% during the same period.

The following table presents the average amount outstanding and the average rate paid on deposits and borrowings by the Company for the years 2015, 2014 and 2013:

	Average Deposit and Borrowing Balances and Rates

	Year ended December 31,
	2015		2014		2013
	Average	Average	Average	Average	Average	Average
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)

Noninterest-bearing demand deposits	$220,300	0.00%	$195,699	0.00%	$174,087	0.00%

Interest-bearing liabilities:
NOW accounts	393,129	0.27%	374,024	0.28%	354,827	0.31%
Savings, money management accounts	554,991	0.29%	538,005	0.31%	536,734	0.35%
Time deposits	363,407	0.85%	385,685	0.92%	386,045	0.99%
Federal funds purchased / securities sold under repurchase agreements	2,464	0.49%	1,206	0.41%	1,247	0.48%
Other borrowings	85,159	2.85%	84,570	3.11%	86,725	3.13%
Total interest-bearing liabilities	$1,399,150	0.59%	$1,383,490	0.64%	$1,365,578	0.70%

Total noninterest & interest-bearing liabilities	$1,619,450		$1,579,189		$1,539,665

The following table presents the maturities of the Company’s time deposits over $100 at December 31, 2015:

Maturities of Time Deposits

Time Certificates
of Deposit of
$100 or More
(Dollars in thousands)
Months to Maturity
Within 3 months	$35,330
After 3 through 6 months	27,000
After 6 through 12 months	25,732
Within one year	88,062
After 12 months	27,605

Total	$115,667

This table indicates that the majority of time deposits of $100 or more have a maturity of less than twelve months. This is reflective of both the Company’s market and recent interest rate environments. At December 31, 2015, the Company had $71,099 of brokered certificates of deposit that mature after 12 months.

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

Unfunded commitments to extend credit where contractual amounts represent potential credit risk totaled $226,331 and $171,911 at December 31, 2015 and 2014, respectively. This includes standby letters of credit of $4,494 at December 31, 2015 and $5,730 at December 31, 2014. These commitments are primarily at variable interest rates.

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

Commitments and Contractual Obligations

	Less than	1 - 3	3 - 5	More than
	1 Year	Years	Years	5 Years
	(Dollars in thousands)
Lines of credit (1)	$221,837	-	-	-
Standby letters of credit (1)	4,494	-	-	-
Lease agreements	263	244	18	-
Deposits	1,400,048	110,791	18,241	-
Securities sold under repurchase agreements	15,684	-	-	-
Salary continuation agreements	551	1,457	1,636	31,550
FHLB advances	-	74,000	11,000	-
Subordinated debentures	-	-	-	20,000
Total commitments and contractual obligations	$1,642,877	186,492	30,895	51,550

(1)	Presented at contractual amounts; however, since many of these are expected to expire unused or partially used, the total amounts do not necessarily reflect future cash requirements

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

On a quarterly basis, a twenty-four month simulation of net interest income is performed, as well as the economic value of equity, based upon level plus and minus 100, 200, 300, and 400 basis point shocks. The primary method is a static simulation model based on current exposures to interest rates and assumes a constant balance sheet with no new growth. The results of the shocks are presented to a Board Committee on a quarterly basis and compared to the related policy limits. See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” for the net interest income simulation results for December 31, 2015 and 2014.

Liquidity

Management of the Company’s liquidity position is closely related to the process of asset/liability management. Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to provide sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. The Company intends to meet its liquidity needs by managing cash and due from banks, federal funds sold and purchased, maturity of investment securities, principal repayments received from mortgage-backed securities and lines of credit as necessary. GB&T maintains a line of credit with the Federal Home Loan Bank approximating 10% of its total assets. Federal Home Loan Bank advances are collateralized by eligible first mortgages, commercial real estate loans and investment securities. GB&T maintains repurchase lines of credit with SunTrust Robinson Humphrey, Atlanta, Georgia, for advances up to $30,000 of which $15,000 was outstanding at December 31, 2015 and a $10,000 repurchase line of credit with CenterState Bank, Orlando, Florida, of which none was outstanding at December 31, 2015. GB&T has a federal funds purchased accommodation with SunTrust Bank, Atlanta, Georgia, for advances up to $10,000, of which none was outstanding at December 31, 2015 and a federal funds purchased accommodation with CenterState Bank, Orlando, Florida, for advances up to $10,000, of which none was outstanding at December 31, 2015. The Company also maintains a borrowing facility at the Federal Reserve Bank, under the Borrower-In-Custody Program, of which none was outstanding at December 31, 2015. Additionally, liquidity needs can be supplemented by the structuring of the maturities of investment securities and the pricing and maturities on loans and deposits offered to customers. The Company also uses retail securities sold under repurchase agreements to fund operations. Retail securities sold under repurchase agreements were $684 at December 31, 2015.

Capital

Total stockholders’ equity was $169,913 at December 31, 2015, an increase of $14,627 or 9.42% from the previous year. The change in stockholders equity resulted from an increase in retained earnings of $15,348 partially offset by a decrease in accumulated other comprehensive income (loss), which decreased $1,282 from 2014 due primarily to a decrease in market values of investment securities available for sale. The Company purchased 400 and 1,282 shares of treasury stock in 2015 and 2014 at a cost of $11 and $32, respectively, which is shown as a reduction of stockholders’ equity. The Company issued 1,131 and 794 shares of treasury stock in 2015 and 2014 at a price of $29 and $17, respectively, for the Director Stock Purchase Plan.

The Company’s average equity to average total assets was 9.06% in 2015 compared to 8.31% in 2014 and 7.99% in 2013. Capital is considered to be adequate to meet present operating needs and anticipated future operating requirements.

The following table presents the return on equity and assets for the years 2015, 2014 and 2013.

Return on Equity and Assets

	Years ended December 31,

	2015	2014	2013

Return on average total assets	1.08%	0.96%	0.97%

Return on average equity	11.87%	11.49%	12.09%

At December 31, 2015, the Bank was well above the minimum capital ratios required under the regulatory risk-based capital guidelines and was considered well capitalized. The following table presents the capital ratios for the Company and the Bank.

ANALYSIS OF CAPITAL

					To be well capitalized
			For capital adequacy		under prompt corrective
	Actual		purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Southeastern Bank Financial Corporation
12/31/2015
Risk-based capital:
Common Equity Tier I capital	$170,985	13.40%	$57,416	4.50%	N/A	N/A
Tier I capital	190,985	14.97%	76,555	6.00%	N/A	N/A
Total capital	207,001	16.22%	102,073	8.00%	N/A	N/A
Tier I capital - leverage	190,985	10.34%	73,899	4.00%	N/A	N/A
12/31/2014
Risk-based capital:
Tier I capital	$175,075	14.97%	$46,793	4.00%	N/A	N/A
Total capital	189,832	16.23%	93,586	8.00%	N/A	N/A
Tier I capital - leverage	175,075	9.86%	71,039	4.00%	N/A	N/A

Georgia Bank & Trust Company
12/31/2015
Risk-based capital:
Common Equity Tier I capital	$179,517	14.09%	$57,321	4.50%	$82,797	6.50%
Tier I capital	179,517	14.09%	76,428	6.00%	101,904	8.00%
Total capital	195,507	15.35%	101,904	8.00%	127,380	10.00%
Tier I capital - leverage	179,517	9.74%	82,933	4.50%	92,148	5.00%
12/31/2014
Risk-based capital:
Tier I capital	$167,385	14.33%	$46,707	4.00%	$70,061	6.00%
Total capital	182,116	15.60%	93,414	8.00%	116,768	10.00%
Tier I capital - leverage	167,385	9.44%	79,798	4.50%	88,665	5.00%

On July 2, 2013, the Federal Reserve and the FDIC approved rules that implement the “Basel III” regulatory capital reforms, as well as certain changes required by the Dodd-Frank Act. The rules include a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets, which is in addition to the Tier 1, common equity Tier 1 and total risk-based capital requirements. The capital conservation buffer is being phased in over four years beginning on January 1, 2016, with a maximum buffer of 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. Failure to maintain the required capital conservation buffer will result in limitations on capital distributions and on discretionary bonuses to executive officers. Based on the Company’s current capital composition and levels, management does not presently anticipate that the rules present a material risk to the Company’s financial condition or results of operations.

Except as set forth above, management is not aware of any other events or uncertainties that are reasonably likely to have a material effect on the Company’s liquidity, capital resources or operations.

Cash Flows from Operating, Investing and Financing Activities

Net cash provided by operating activities was $26,975 in 2015, an increase of $8,279 from 2014. Net cash provided by operating activities was $18,696 in 2014, a decrease of $30,631 from 2013.

Net cash used in investing activities was $106,367 in 2015 compared to net cash used in investing activities of $43,945 in 2014. The change was primarily due to growth in the investment portfolio in 2015 as compared to 2014. Net cash used in investing activities was $43,945 in 2014 compared to net cash used in investing activities of $76,729 in 2013. Changes included a lower investment securities portfolio in 2014 compared to 2013 and an increase in loans. Loans increased $61,963 in 2014 compared to an increase in loans of $44,929 in 2013.

Net cash provided by financing activities in 2015 was $86,314 as compared to net cash provided by financing activities of $13,908 in 2014. The primary reason for the change was a $65,216 increase in deposits and a $21,000 net increase in FHLB advances. Net cash provided by financing activities in 2014 was $13,908 as compared to net cash provided by financing activities of $30,850 in 2013. Contributing to this change was an increase in deposits of $9,061 and an increase in federal funds purchased and securities sold of $9,870.

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

The following table presents the Company’s projected changes in net interest income for the various rate shock levels as of December 31, 2015 and 2014. Net interest income simulations for 100, 200, 300 and 400 basis point declines in market rates were not considered meaningful, given the current levels of short term market interest rates.

	Amount	Dollar Change	Percent Change
December 31, 2015	(Dollars in thousands)
Base	54,330
+100 basis points	53,155	(1,175)	(2.16)%
+200 basis points	52,149	(2,181)	(4.01)%
+300 basis points	50,713	(3,617)	(6.66)%
+400 basis points	49,013	(5,317)	(9.79)%

December 31, 2014
Base	51,748
+100 basis points	50,139	(1,609)	(3.11)%
+200 basis points	49,049	(2,699)	(5.22)%
+300 basis points	48,201	(3,547)	(6.85)%
+400 basis points	47,231	(4,517)	(8.73)%

Item 8. Financial Statements and Supplementary Data

SOUTHEASTERN BANK FINANCIAL CORPORATION

63

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Southeastern Bank Financial Corporation

Augusta, Georgia

We have audited the accompanying consolidated balance sheets of Southeastern Bank Financial Corporation as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southeastern Bank Financial Corporation as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Southeastern Bank Financial Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ Crowe Horwath LLP

Franklin, Tennessee

February 26, 2016

SOUTHEASTERN BANK FINANCIAL CORPORATION

Consolidated Balance Sheets

December 31, 2015 and 2014

	2015	2014
	(Dollars in thousands, except share data)
Assets
Cash and due from banks	$40,181	33,286
Interest-bearing deposits in other banks	2,736	2,709
Cash and cash equivalents	42,917	35,995

Available-for-sale securities	691,563	644,465

Loans held for sale, at fair value	18,647	18,365
Loans	1,009,149	966,356
Less allowance for loan losses	21,367	25,506
Loans, net	987,782	940,850

Premises and equipment, net	27,398	27,842
Accrued interest receivable	6,331	5,898
Goodwill, net	140	140
Bank-owned life insurance	43,167	36,908
Restricted equity securities	5,169	4,398
Other real estate owned	360	1,107
Deferred tax asset	13,958	15,263
Other assets	2,933	1,550
	$1,840,365	1,732,781
Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	229,002	196,624
Interest-bearing:
NOW accounts	401,674	354,038
Savings	548,729	521,570
Money management accounts	16,330	15,824
Time deposits	333,345	375,808
	1,529,080	1,463,864

Securities sold under repurchase agreements	15,684	10,678
Advances from Federal Home Loan Bank	85,000	64,000
Accrued interest payable and other liabilities	20,688	18,953
Subordinated debentures	20,000	20,000
Total liabilities	1,670,452	1,577,495
Stockholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; 0 shares outstanding in 2015 and 2014, respectively	—	—
Common stock, $3.00 par value; 10,000,000 shares authorized; 6,745,818 and 6,744,891 shares issued in 2015 and 2014, respectively; 6,745,818 and 6,744,160 shares outstanding in 2015 and 2014, respectively	20,237	20,235
Additional paid-in capital	63,637	63,096
Retained earnings	87,250	71,902
Treasury stock, at cost; 0 and 731 shares in 2015 and 2014, respectively	—	(18)
Accumulated other comprehensive (loss) income, net	(1,211)	71
Total stockholders’ equity	169,913	155,286
	$1,840,365	1,732,781

See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Consolidated Statements of Comprehensive Income (Loss)

Years ended December 31, 2015, 2014 and 2013

	2015	2014	2013
	(Dollars in thousands, except share data)
Interest income:
Loans, including fees	$47,046	46,444	46,479
Investment securities:
Taxable	12,236	11,868	12,918
Tax-exempt	3,119	2,571	2,846
Interest-bearing deposits in other banks	83	67	71
Total interest income	62,484	60,950	62,314
Interest expense:
Deposits	5,790	6,252	6,794
Securities sold under repurchase agreements	12	5	6
Other borrowings	2,425	2,629	2,714
Total interest expense	8,227	8,886	9,514
Net interest income	54,257	52,064	52,800
(Credit) Provision for loan losses	(1,628)	3,492	7,438
Net interest income after provision for loan losses	55,885	48,572	45,362
Noninterest income:
Service charges and fees on deposits	7,315	7,180	7,155
Gain on sales of loans	6,595	5,465	6,843
Gain on sale of fixed assets, net	36	64	26
Investment securities (losses) gains, net (includes ($1,043), $825 and ($895) accumulated other comprehensive income (loss) reclassifications for unrealized gains (losses) on available-for-sale securities)	(1,043)	825	(895)
Retail investment income	2,182	2,188	2,099
Trust services fees	1,408	1,310	1,185
Earnings from cash surrender value of bank-owned life insurance	1,259	1,163	1,187
Miscellaneous income	936	835	897
Total noninterest income	18,688	19,030	18,497
Noninterest expense:
Salaries and other personnel expense	26,384	25,047	23,079
Occupancy expenses	4,178	4,000	3,722
Other real estate (gains) losses, net	(102)	228	642
Prepayment fees	955	—	—
Other operating expenses	14,625	14,213	12,923
Total noninterest expense	46,040	43,488	40,366
Income before income taxes	28,533	24,114	23,493
Income tax expense	9,138	7,482	7,147
Net income	$19,395	16,632	16,346
Other comprehensive income (loss):
Unrealized (loss) gain on derivatives	(53)	(1,191)	1,648
Unrealized (loss) gain on securities available-for-sale	(3,089)	18,664	(32,090)
Reclassification adjustment for realized loss (gain) on securities, net of OTTI	1,043	(825)	895
Tax effect	817	(6,476)	11,494
Total other comprehensive income (loss)	(1,282)	10,172	(18,053)
Comprehensive income (loss)	$18,113	26,804	(1,707)

(continued)

SOUTHEASTERN BANK FINANCIAL CORPORATION

Consolidated Statements of Comprehensive Income (Loss)

Years ended December 31, 2015, 2014 and 2013

(continued)
	2015	2014	2013

Basic net income per share	$2.89	2.49	2.45
Diluted net income per share	2.89	2.49	2.45
Weighted average common shares outstanding	6,701,291	6,681,220	6,678,914
Weighted average number of common and common equivalent shares outstanding	6,716,369	6,690,423	6,678,914

See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Consolidated Statements of Stockholders’ Equity

Years ended December 31, 2015, 2014 and 2013

(In thousands)

						Accumulated
	Common stock		Additional			other	Total
	Number		paid-in	Retained	Treasury	comprehensive	stockholders’
	of shares	Amount	capital	earnings	stock	income (loss), net	equity
Balance, January 1, 2013	6,680	$20,041	62,835	45,028	(73)	7,952	135,783
Net income	—	—	—	16,346	—	—	16,346
Other comprehensive loss	—	—	—	—	—	(18,053)	(18,053)
Stock options compensation cost	—	—	6	—	—	—	6
Directors' stock purchase plan	—	—	13	—	36	—	49
Cash dividends ($0.39 per common share)	—	—	—	(2,605)	—	—	(2,605)
Stock options exercised	—	—	9	—	34	—	43
Balance, December 31, 2013	6,680	$20,041	62,863	58,769	(3)	(10,101)	131,569

Net income	—	—	—	16,632	—	—	16,632
Other comprehensive income	—	—	—	—	—	10,172	10,172
Stock-based compensation	63	189	200	—	—	—	389
Directors' stock purchase plan	2	5	33	—	16	—	54
Cash dividends ($0.52 per common share)	—	—	—	(3,499)	—	—	(3,499)
Purchase of treasury stock	—	—	—	—	(31)	—	(31)
Balance, December 31, 2014	6,745	$20,235	63,096	71,902	(18)	71	155,286

Net income	—	—	—	19,395	—	—	19,395
Other comprehensive loss	—	—	—	—	—	(1,282)	(1,282)
Stock-based compensation	—	—	467	—	—	—	467
Tax benefit from stock-based compensation	—	—	46	—	—	—	46
Directors' stock purchase plan	1	2	28	—	29	—	59
Cash dividends ($0.60 per common share)	—	—	—	(4,047)	—	—	(4,047)
Purchase of treasury stock	—	—	—	—	(11)	—	(11)
Balance, December 31, 2015	6,746	$20,237	63,637	87,250	—	(1,211)	169,913

See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Consolidated Statements of Cash Flows

Years ended December 31, 2015, 2014 and 2013

	2015	2014	2013
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$19,395	16,632	16,346
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,264	2,061	1,869
Deferred income tax expense (benefit)	2,121	(717)	877
(Credit) Provision for loan losses	(1,628)	3,492	7,438
Investment securities losses (gains), net	1,043	(825)	895
Net amortization of premium on investment securities	4,170	4,457	5,235
Earnings from cash surrender value of bank-owned life insurance	(1,259)	(1,163)	(1,187)
Bank-owned life insurance death benefits in excess of CSV	—	—	(150)
Stock-based compensation expense	467	389	6
Prepayment fees on Federal Home Loan Bank advances	955	—	—
Gain on disposal of premises and equipment	(36)	(64)	(26)
(Gain) loss on the sale of other real estate	(116)	(43)	42
Provision for other real estate valuation allowance	14	271	600
Gain on sales of loans	(6,595)	(5,465)	(6,843)
Real estate loans originated for sale	(223,844)	(187,008)	(222,747)
Proceeds from sales of real estate loans	230,157	180,691	249,003
(Increase) decrease in accrued interest receivable	(433)	323	382
(Increase) decrease in other assets	(1,382)	4,503	(1,735)
Increase (decrease) in accrued interest payable and other liabilities	1,682	1,162	(678)
Net cash provided by operating activities	26,975	18,696	49,327
Cash flows from investing activities:
Proceeds from sales of available for sale securities	128,439	207,299	175,524
Proceeds from maturities and calls of available for sale securities	106,298	80,538	93,530
Purchase of available for sale securities	(289,094)	(268,116)	(301,618)
Purchase of restricted equity securities	(1,271)	—	(900)
Proceeds from redemption of FHLB stock	500	472	1,326
Net increase in loans	(45,523)	(61,963)	(44,929)
Purchase of bank-owned life insurance	(5,000)	—	—
Proceeds from bank-owned life insurance death benefits	—	—	417
Additions to premises and equipment	(1,960)	(2,969)	(2,790)
Proceeds from sale of other real estate	1,068	661	2,622
Proceeds from sale of premises and equipment	176	133	89
Net cash used in investing activities	(106,367)	(43,945)	(76,729)

(continued)

SOUTHEASTERN BANK FINANCIAL CORPORATION

Consolidated Statements of Cash Flows

Years ended December 31, 2015, 2014 and 2013

(continued)

	2015	2014	2013
Cash flows from financing activities:
Net increase in deposits	65,216	9,061	33,531
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	5,006	9,870	(168)
Advances from Federal Home Loan Bank	29,000	—	20,000
Payments of Federal Home Loan Bank advances	(8,955)	—	(20,000)
Payments of subordinated debentures	—	(1,547)	—
Tax benefit from stock-based compensation	46	—	—
Proceeds from directors' stock purchase plan	59	54	49
Purchase of treasury stock	(11)	(31)	—
Payment of cash dividends	(4,047)	(3,499)	(2,605)
Proceeds from stock options exercised, net of stock redeemed	—	—	43
Net cash provided by financing activities	86,314	13,908	30,850
Net increase (decrease) in cash and cash equivalents	6,922	(11,341)	3,448
Cash and cash equivalents at beginning of year	35,995	47,336	43,888
Cash and cash equivalents at end of year	$42,917	35,995	47,336

Supplemental disclosures of cash paid during the year for:
Interest	$8,456	8,960	9,704
Income taxes	7,291	8,366	6,740
Supplemental information on noncash investing activities:
Loans transferred to other real estate owned	$611	1,256	1,074
Loans provided for sales of other real estate owned	392	274	286

See accompanying notes to consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

Note 1 – Summary of Significant Accounting Policies

(a)	Nature of Operations and Principles of Consolidation

The consolidated financial statements include the accounts of Southeastern Bank Financial Corporation and its wholly owned subsidiary, Georgia Bank & Trust Company of Augusta, Georgia “the Bank,” together referred to as “the Company.” Significant intercompany transactions and balances are eliminated in consolidation.

The Company provides financial services through its offices in Richmond and Columbia Counties, Georgia, and Aiken County, South Carolina. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. The Company has a significant concentration of commercial real estate loans. The ability of these customers to repay their loans is dependent on the real estate and general economic conditions in the area.

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

Debt securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities are classified as available for sale when they might be sold before maturity. Equity securities with readily determinable fair values are classified as available for sale. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income (loss), net of tax.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

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

December 31, 2015, 2014 and 2013

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

Concentration of Credit Risk:

Most of the Company’s business activity is with customers located within the Augusta-Richmond County, GA-SC metropolitan statistical area, part of the CSRA. Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy in this area. The Company also has a significant concentration of commercial real estate loans.

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

Impaired Loans and Troubled Debt Restructurings:

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (both principal and interest) according to the contractual terms of the loan agreement. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

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

The following portfolio segments have been identified:

•	Acquisition Development and Construction (“ADC”) – CSRA
•	ADC – Other
•	Commercial Real Estate – Non owner occupied
•	Commercial Real Estate – Owner occupied
•	Residential Real Estate
•	Consumer
•	Other – Commercial, Financial and Agricultural

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

December 31, 2015, 2014 and 2013

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

Residential Real Estate – This lending category includes loans secured by improved 1-4 family residential real estate. Loans in this category are affected by local real estate markets, local & national economic factors affecting borrowers’ employment prospects & income levels, and levels & movement of interest rates and the general availability of mortgage financing.

Consumer – This portfolio segment includes loans secured by consumer goods (e.g. vehicles, recreational products, equipment, etc.), but also may be unsecured. Similar to the residential real estate category, this segment of the loan portfolio depends on a variety of local & national economic factors affecting borrowers’ employment prospects, income levels and overall economic sentiment.

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

December 31, 2015, 2014 and 2013

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

Due to the added risks associated with loans, which are graded as special mention or substandard, that are not classified as impaired, the qualitative factor adjustment is further increased for such classifications within each category.

There have been no changes to the methodology during 2015 and 2014.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

Loans Held for Sale:

Mortgage loans held for sale are generally sold with servicing rights released. The Company originates mortgages to be held for sale only for loans that have been individually pre-approved by the investor. Mortgage loans held for sale, for which the fair value option has been elected, are recorded at fair value as of each balance sheet date.

Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold.

The Company bears minimal interest rate risk on these loans and only holds the loans temporarily until documentation can be completed to finalize the sale to the investor.

Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as freestanding derivatives. Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest on the loan is locked. The Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into, in order to hedge the change in interest rates resulting from its commitments to fund the loans. Changes in the fair values of these derivatives are included in net gains on sales of loans. Fair values of these derivatives were $24 and $6 as of December 31, 2015 and 2014, respectively.

(f)	Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

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

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

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

Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually, on December 31st, for impairment and any such impairment will be recognized in the period identified. The Company’s goodwill is not considered impaired at December 31, 2015.

(k)	Stock-Based Compensation

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

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other expense.

(m)	Income Per Share

Basic net income per share is net income divided by the weighted average number of common shares outstanding during the period. Common shares issuable under restricted stock awards are not considered outstanding for this calculation until vested. Diluted net income per share includes the dilutive effect of additional potential common shares issuable under stock options and restricted stock awards. The calculation of diluted earnings per share for 2015, 2014 and 2013 excludes the dilutive effect of stock options outstanding of 80,850, 134,750 and 145,250 at December 31, 2015, 2014 and 2013, respectively, as the effect is anti-dilutive for all periods. The calculation for 2015 and 2014 does include the dilutive effect of 63,000 in restricted stock awards at December 31, 2015 and 2014, respectively.

	December 31,
	2015	2014	2013
Weighted average common shares outstanding for basic earnings per common share	6,701,291	6,681,220	6,678,914
Add: Dilutive effects of assumed exercises of stock options and restricted stock awards	15,078	9,203	-
Weighted average number of common and common equivalent shares outstanding	6,716,369	6,690,423	6,678,914

(n)	Other Comprehensive Income (Loss)

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

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

(p)	Adoption of New Accounting Standards

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

December 31, 2015, 2014 and 2013

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

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

Note 2 – Cash and Due From Banks

The Company’s subsidiary is required by the Federal Reserve Bank to maintain average daily cash balances. These required balances were $8,614 at December 31, 2015 and $7,929 at December 31, 2014.

Note 3 – Investment Securities

All investment securities held at December 31, 2015 and 2014 are classified as available-for-sale.

The following tables summarize the amortized cost and fair value of the available-for-sale investment securities portfolio at December 31, 2015 and 2014 and the corresponding amounts of unrealized gains and losses therein.

	2015
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
	(Dollars in thousands)
Available-for-sale:
Obligations of U.S. Government agencies	$147,135	274	(1,433)	145,976
Obligations of states and political subdivisions	136,499	3,827	(266)	140,060
Mortgage-backed securities
U.S. GSE's* MBS - residential	121,646	752	(890)	121,508
U.S. GSE's MBS - commercial	21,805	125	(261)	21,669
U.S. GSE's CMO	146,782	437	(1,642)	145,577
Corporate bonds	117,666	524	(1,417)	116,773
	$691,533	5,939	(5,909)	691,563

*Government sponsored entities

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

	2014
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
	(Dollars in thousands)
Available-for-sale:
Obligations of U.S. Government agencies	$181,104	307	(2,667)	178,744
Obligations of states and political subdivisions	98,538	3,400	(183)	101,755
Mortgage-backed securities
U.S. GSE's MBS - residential	113,016	1,542	(466)	114,092
U.S. GSE's MBS - commercial	15,875	130	(61)	15,944
U.S. GSE's CMO	123,921	983	(443)	124,461
Corporate bonds	109,936	990	(1,457)	109,469
	$642,390	7,352	(5,277)	644,465

As of December 31, 2015 and 2014, except for the U.S. Government agencies and government sponsored entities, there was no issuer who represented 10% or more of stockholders’ equity within the investment portfolio.

Proceeds from sales of securities available-for-sale and the associated gains (losses), excluding gains (losses) on called securities, during 2015, 2014 and 2013 were as follows:

	December 31,
	2015	2014	2013
	(Dollars in thousands)
Proceeds	$128,439	$207,299	$175,524
Gross Gains	375	2,034	1,981
Gross Losses	(1,419)	(1,356)	(2,914)

Investment securities with a carrying amount of approximately $275,782 and $222,782 at December 31, 2015 and 2014, respectively, were pledged to secure public and trust deposits, and for other purposes required or permitted by law.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

The amortized cost and fair value of the investment securities portfolio, excluding equity securities, are shown below by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	cost	fair value
	(Dollars in thousands)
Available-for-sale:
One year or less	$10,924	10,998
After one year through five years	107,431	107,848
After five years through ten years	182,347	181,171
After ten years	390,831	391,546
	$691,533	691,563

The following tables summarize the investment securities with unrealized losses at year-end 2015 and 2014, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position.

	December 31, 2015
	Less than 12 months		12 months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
	(Dollars in thousands)
Temporarily impaired
Obligations of U.S. Government agencies	$57,409	388	63,971	1,045	121,380	1,433
Obligations of states and political subdivisions	21,421	235	2,794	31	24,215	266
Mortgage-backed securities
U.S. GSE's MBS - residential	71,185	607	11,105	283	82,290	890
U.S. GSE's MBS - commercial	9,428	261	-	-	9,428	261
U.S. GSE's CMO	102,082	1,463	6,584	179	108,666	1,642
Corporate bonds	69,459	705	17,683	712	87,142	1,417
	$330,984	3,659	102,137	2,250	433,121	5,909

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

	December 31, 2014
	Less than 12 months		12 months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
	(Dollars in thousands)
Temporarily impaired
Obligations of U.S. Government agencies	$19,108	98	112,541	2,569	131,649	2,667
Obligations of states and political subdivisions	11,285	49	6,048	134	17,333	183
Mortgage-backed securities
U.S. GSE's MBS - residential	1,112	4	31,546	462	32,658	466
U.S. GSE's MBS - commercial	7,929	40	3,983	21	11,912	61
U.S. GSE's CMO	36,594	216	18,205	227	54,799	443
Corporate bonds	29,769	204	29,421	1,253	59,190	1,457
	$105,797	611	201,744	4,666	307,541	5,277

Other-Than-Temporary Impairment – December 31, 2015

As of December 31, 2015, the Company’s security portfolio consisted of 449 securities, 204 of which were in an unrealized loss position. Of these securities with unrealized losses, 58.64% were related to the Company’s mortgage-backed and corporate securities as discussed below.

Mortgage-backed Securities

At December 31, 2015, all of the Company’s mortgage-backed securities were issued by U.S. government-sponsored entities and agencies, primarily the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Government National Mortgage Association (“Ginnie Mae”), institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is not more likely than not that it will be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2015.

Corporate Securities

The Company holds fifty corporate securities totaling $116,773, of which thirty-eight had an unrealized loss of $1,417 at December 31, 2015. Thirty-seven of the securities with an unrealized loss of $1,384 were issued by entities rated lower medium investment grade or higher. Because the decline in fair value is attributable primarily to changes in interest rates and not credit quality and because the Company does not have the intent to sell the securities and it is not more likely than not that it will be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2015.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

Included in the Company’s corporate bonds is one trust preferred security with an amortized cost of $250, which had an unrealized loss of $33, resulting in a fair value of $217 at December 31, 2015. This security is not rated. Although the issuer is not in default, in January of 2011 the Company was notified that the issuer had elected to defer interest payments in accordance with the terms of the instrument. As of July 2015, the issuer is no longer deferring interest and is current on all payments. Because the Company does not have the intent to sell this security and it is not more likely than not that it will be required to sell the security before its anticipated recovery, the Company does not consider this security to be other-than-temporarily impaired at December 31, 2015.

There were no credit losses recognized in earnings for the year ended December 31, 2015.

Note 4 – Loans

Loans at year end were as follows:

	2015	2014
	(Dollars in thousands)

Commercial, financial and agricultural	$210,712	$208,905
Real estate:
Commercial	366,566	371,488
Residential	229,161	204,097
Acquisition, development and construction	184,292	164,303
Consumer installment	18,584	17,248
	1,009,315	966,041
Less allowance for loan losses	21,367	25,506
Less deferred loan origination fees (costs)	166	(315)
	$987,782	$940,850

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

The following tables present the activity in the allowance for loan losses by portfolio segment as of and for the years ended December 31, 2015, 2014 and 2013.

	2015
	Commercial,
	Financial and	CRE - Owner	CRE - Non Owner	Residential	ADC	ADC
	Agricultural	Occupied	Occupied	Real Estate	CSRA	Other	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$5,407	4,805	3,817	6,591	1,943	2,320	623	25,506
Charge-offs	(1,184)	(1,076)	(1,162)	(371)	(255)	(31)	(610)	(4,689)
Recoveries	229	4	—	19	—	1,699	227	2,178
Provision	456	934	54	(1,212)	781	(3,074)	433	(1,628)
Ending balance	$4,908	4,667	2,709	5,027	2,469	914	673	21,367

	2014
	Commercial,
	Financial and	CRE - Owner	CRE - Non Owner	Residential	ADC	ADC
	Agricultural	Occupied	Occupied	Real Estate	CSRA	Other	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$5,774	5,706	3,275	5,590	3,107	2,379	578	26,409
Charge-offs	(2,005)	(89)	(718)	(1,038)	(622)	(69)	(604)	(5,145)
Recoveries	67	96	275	37	—	—	275	750
Provision	1,571	(908)	985	2,002	(542)	10	374	3,492
Ending balance	$5,407	4,805	3,817	6,591	1,943	2,320	623	25,506

	2013
	Commercial,
	Financial and	CRE - Owner	CRE - Non Owner	Residential	ADC	ADC
	Agricultural	Occupied	Occupied	Real Estate	CSRA	Other	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$4,368	6,825	4,047	5,677	4,533	2,903	493	28,846
Charge-offs	(335)	(3,286)	(183)	(1,404)	(2,663)	(2,435)	(620)	(10,926)
Recoveries	88	9	12	117	283	194	348	1,051
Provision	1,653	2,158	(601)	1,200	954	1,717	357	7,438
Ending balance	$5,774	5,706	3,275	5,590	3,107	2,379	578	26,409

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

The following tables present the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2015 and 2014.

	2015
	Commercial,
	Financial and	CRE - Owner	CRE - Non Owner	Residential	ADC	ADC
	Agricultural	Occupied	Occupied	Real Estate	CSRA	Other	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$—	—	—	—	—	—	—	—
Collectively evaluated for impairment	4,908	4,667	2,709	5,027	2,469	914	673	21,367
	$4,908	4,667	2,709	5,027	2,469	914	673	21,367

Loans:
Individually evaluated for impairment	991	3,771	6,244	1,998	2,468	—	—	15,472
Collectively evaluated for impairment	209,721	225,592	130,959	227,163	138,649	43,175	18,584	993,843
	$210,712	229,363	137,203	229,161	141,117	43,175	18,584	1,009,315

	2014
	Commercial,
	Financial and	CRE - Owner	CRE - Non Owner	Residential	ADC	ADC
	Agricultural	Occupied	Occupied	Real Estate	CSRA	Other	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$207	—	—	—	—	—	—	207
Collectively evaluated for impairment	5,200	4,805	3,817	6,591	1,943	2,320	623	25,299
	$5,407	4,805	3,817	6,591	1,943	2,320	623	25,506

Loans:
Individually evaluated for impairment	2,995	1,289	7,687	2,285	2,849	3,082	2	20,189
Collectively evaluated for impairment	205,910	218,619	143,893	201,812	107,235	51,137	17,246	945,852
	$208,905	219,908	151,580	204,097	110,084	54,219	17,248	966,041

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

The following tables present loans individually evaluated for impairment by class of loans as of December 31, 2015 and 2014.

	2015
	Unpaid		Allowance for	Average
	Principal	Recorded	Loan Losses	Recorded
	Balance	Investment (2)	Allocated	Investment
	(Dollars in thousands)
With no related allowance recorded: (1)
Commercial, financial and agricultural:
Commerical	$1,948	810	—	1,222
Financial	—	—	—	—
Agricultural	251	181	—	193
Equity lines	—	—	—	—
Other	—	—	—	—
Commercial real estate:
Owner occupied	4,773	3,771	—	4,656
Non Owner occupied	7,659	6,244	—	7,201
Residential real estate:
Secured by first liens	2,587	1,904	—	2,026
Secured by junior liens	147	94	—	100
Acquisition, development and construction:
Residential	—	—	—	—
Other	3,440	2,468	—	2,645
Consumer	—	—	—	—
	20,805	15,472	—	18,043

With an allowance recorded:	—	—	—	—

	$20,805	15,472	—	18,043

(1)	No specific allowance for credit losses is allocated to these loans since they are sufficiently collateralized or had sufficient cash flows
(2)	Excludes accrued interest receivable and loan origination fees, net due to immateriality

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

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

(1)	No specific allowance for credit losses is allocated to these loans since they are sufficiently collateralized or had sufficient cash flows
(2)	Excludes accrued interest receivable and loan origination fees, net due to immateriality

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

The following tables present interest income on impaired loans for the years ended December 31, 2015, 2014 and 2013.

	2015
	Interest	Cash Basis
	Income	Interest Income
	Recognized	Recognized
	(Dollars in thousands)
Commercial, financial and agricultural:
Commerical	$—	—
Financial	—	—
Agricultural	—	—
Equity lines	—	—
Other	—	—
Commercial real estate:
Owner occupied	13	13
Non Owner occupied	311	311
Residential real estate:
Secured by first liens	48	48
Secured by junior liens	3	3
Acquisition, development and construction:
Residential	—	—
Other	29	29
Consumer	—	—
	$404	404

2014
	Interest	Cash Basis
	Income	Interest Income
	Recognized	Recognized
(Dollars in thousands)
Commercial, financial and agricultural:
Commerical	$—	—
Financial	—	—
Agricultural	—	—
Equity lines	—	—
Other	—	—
Commercial real estate:
Owner occupied	15	15
Non Owner occupied	324	324
Residential real estate:
Secured by first liens	25	25
Secured by junior liens	—	—
Acquisition, development and construction:
Residential	—	—
Other	43	43
Consumer	—	—
	$407	407

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

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

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. The sum of nonaccrual loans and loans past due 90 days still on accrual will differ from the total impaired loan amount.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

The following tables present the aging of the recorded investment in past due loans as of December 31, 2015 and 2014 by class of loans.

	2015
	30 - 89 Days	90 Days or	Nonaccrual	Total	Loans Not
	Past Due	More Past Due	Loans	Past Due	Past Due	Total
	(Dollars in thousands)
Commercial, financial and agricultural:
Commerical	$39	—	831	870	125,735	126,605
Financial	—	—	—	—	4,678	4,678
Agricultural	—	—	182	182	10,712	10,894
Equity lines	—	—	75	75	40,536	40,611
Other	—	—	63	63	27,861	27,924
Commercial real estate:
Owner occupied	1,158	—	3,988	5,146	224,217	229,363
Non Owner occupied	226	127	2,775	3,128	134,075	137,203
Residential real estate:
Secured by first liens	2,207	—	3,192	5,399	218,742	224,141
Secured by junior liens	—	—	368	368	4,652	5,020
Acquisition, development and construction:
Residential	—	—	—	—	54,266	54,266
Other	8	—	2,537	2,545	127,481	130,026
Consumer	19	—	33	52	18,532	18,584
	$3,657	127	14,044	17,828	991,487	1,009,315

	2014
	30 - 89 Days	90 Days or	Nonaccrual	Total	Loans Not
	Past Due	More Past Due	Loans	Past Due	Past Due	Total
	(Dollars in thousands)
Commercial, financial and agricultural:
Commerical	$—	—	2,865	2,865	119,815	122,680
Financial	—	—	—	—	9,355	9,355
Agricultural	276	—	206	482	9,315	9,797
Equity lines	33	—	318	351	33,298	33,649
Other	—	—	69	69	33,355	33,424
Commercial real estate:
Owner occupied	1,638	—	620	2,258	217,650	219,908
Non Owner occupied	—	—	877	877	150,703	151,580
Residential real estate:
Secured by first liens	2,919	—	3,451	6,370	190,970	197,340
Secured by junior liens	347	—	188	535	6,222	6,757
Acquisition, development and construction:
Residential	—	—	—	—	45,264	45,264
Other	258	—	5,874	6,132	112,907	119,039
Consumer	44	—	136	180	17,068	17,248
	$5,515	—	14,604	20,119	945,922	966,041

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

Troubled Debt Restructurings:

The Company has troubled debt restructurings (TDRs) with a balance of $8,636 and $9,669 included in impaired loans at December 31, 2015 and 2014, respectively. No specific reserves were allocated to customers whose loan terms had been modified in TDRs as of December 31, 2015 and 2014. The Company is not committed to lend additional amounts as of December 31, 2015 and 2014 to customers with outstanding loans that are classified as TDRs. The following tables present TDRs as of December 31, 2015 and 2014.

	2015
	Number of	Recorded
	Loans	Investment
	(Dollars in thousands)
Troubled Debt Restructurings:
Commercial, financial and agricultural:
Commerical	1	$810
Financial	-	-
Agricultural	-	-
Equity lines	-	-
Other	-	-
Commercial real estate:
Owner occupied	1	273
Non Owner occupied	4	4,499
Residential real estate:
Secured by first liens	10	1,140
Secured by junior liens	1	94
Acquisition, development and construction:
Residential	-	-
Other	2	1,820
Consumer	-	-
	19	$8,636

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

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

During the year ended December 31, 2015, two loans were modified as TDRs. One modification involved a 2.50% reduction of the stated interest rate of the loan and an extension of the maturity date for 38 months while the other modification involved a 3.00% rate reduction and an extension of the maturity date for 42 months.

During the year ended December 31, 2014, three loans were modified as TDRs. One modification involved a 2.13% reduction of the stated interest rate of the loan and an extension of the maturity date for 192 months. The second modification involved a 1.00% rate reduction and an extension of the maturity date for 25 months and the last modification involved a 2.00% rate reduction and an extension of the maturity date for 23 months.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

The following tables presents loans by class modified as TDRs that occurred during the years ended December 31, 2015, 2014 and 2013.

Twelve Months Ended December 31, 2015
		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding
	Loans	Recorded Investment	Recorded Investment
(Dollars in thousands)
Troubled Debt Restructurings:
Commercial, financial and agricultural:
Commerical	1	$2,046	$810
Financial	-	-	-
Agricultural	-	-	-
Equity lines	-	-	-
Other	-	-	-
Commercial real estate:
Owner occupied	-	-	-
Non Owner occupied	-	-	-
Residential real estate:
Secured by first liens	1	86	80
Secured by junior liens	-	-	-
Acquisition, development and construction:
Residential	-	-	-
Other	-	-	-
Consumer	-	-	-
	2	$2,132	$890

There was no increase to the allowance for loan losses or resultant charge-offs on the TDRs described in the previous table for the year ended December 31, 2015.

Twelve Months Ended December 31, 2014
		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding
	Loans	Recorded Investment	Recorded Investment
(Dollars in thousands)
Troubled Debt Restructurings:
Commercial, financial and agricultural:
Commerical	-	$-	$-
Financial	-	-	-
Agricultural	-	-	-
Equity lines	-	-	-
Other	-	-	-
Commercial real estate:
Owner occupied	-	-	-
Non Owner occupied	-	-	-
Residential real estate:
Secured by first liens	1	287	212
Secured by junior liens	-	-	-
Acquisition, development and construction:
Residential	-	-	-
Other	2	2,628	2,155
Consumer	-	-	-
	3	$2,915	$2,367

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

For the year ended December 31, 2014, the TDRs described in the previous table increased the allowance for loan losses by $280 and resulted in charge-offs of $280.

Twelve Months Ended December 31, 2013
		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding
	Loans	Recorded Investment	Recorded Investment
(Dollars in thousands)
Troubled Debt Restructurings:
Commercial, financial and agricultural:
Commerical	-	$-	$-
Financial	-	-	-
Agricultural	-	-	-
Equity lines	-	-	-
Other	-	-	-
Commercial real estate:
Owner occupied	2	762	632
Non Owner occupied	3	5,779	5,662
Residential real estate:
Secured by first liens	2	552	402
Secured by junior liens	-	-	-
Acquisition, development and construction:
Residential	-	-	-
Other	1	130	70
Consumer	-	-	-
	8	$7,223	$6,766

For the year ended December 31, 2013, the TDRs described in the previous table increased the allowance for loan losses by $151 and resulted in charge-offs of $151.

Charge-offs on such loans are factored into the rolling historical loss rate, which is used in the calculation of the allowance for loan losses.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. During the year ended December 31, 2015, one ADC loan with a recorded investment of $1,372 defaulted during the third quarter of 2015 and the default occurred within the twelve month period following the loan modification and one commercial real estate loan with a recorded investment of $315 defaulted during the fourth quarter of 2015 and the default occurred after the twelve month period following the modification.

During the year ended December 31, 2014, one commercial real estate loan with a recorded investment of $330 defaulted during the third quarter of 2014 and one commercial real estate loan with a recorded investment of $147 prior to default resulted in a $71 charge-off during the fourth quarter of 2014. Both defaults occurred after the twelve month period following the loan modification.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

During the year ended December 31, 2013, one residential real estate loan with a recorded investment of $492 defaulted during the second quarter of 2013 and the default occurred within the twelve month period following the loan modification.

The terms of certain other loans were modified during the years ended December 31, 2015 and 2014 that did not meet the definition of a TDR. These loans have a total recorded investment as of December 31, 2015 and 2014 of $7,184 and $4,091, respectively, and had delays in payment ranging from 30 days to 3 months in 2015 and 2014. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

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

December 31, 2015, 2014 and 2013

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of December 31, 2015 and 2014, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows.

	2015
	Pass	Watch	Substandard	Doubtful
	(Dollars in thousands)
Commercial, financial and agricultural:
Commerical	$120,385	4,469	1,751	—
Financial	4,678	—	—	—
Agricultural	7,758	2,641	495	—
Equity lines	39,576	691	344	—
Other	27,532	329	63	—
Commercial real estate:
Owner occupied	208,370	14,545	6,448	—
Non Owner occupied	124,945	5,632	6,626	—
Residential real estate:
Secured by first liens	213,167	6,370	4,604	—
Secured by junior liens	4,455	134	431	—
Acquisition, development and construction:
Residential	54,168	98	—	—
Other	119,330	7,354	3,342	—
Consumer	18,156	358	70	—
	$942,520	42,621	24,174	—

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

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

The following is a summary of the activity in loans outstanding to executive officers and directors, including affiliates, and principal holders of the Company’s securities for the year ended December 31, 2015:

Dollars in thousands

Balance at beginning of year	$18,696
New loans	30,464
Effect of changes in composition of related parties	(17)
Principal repayments	(30,149)
Balance at end of year	$18,994

The Company is also committed to extend credit to certain directors and executives of the Company, including companies in which they are principal owners, through personal lines of credit, letters of credit, and other loan commitments. As of December 31, 2015, available balances on these commitments to these persons aggregated approximately $10,521.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

Note 5 – Real Estate Owned

The following table presents a roll forward of other real estate owned as of December 31, 2015, 2014 and 2013, respectively.

	2015	2014	2013
	(Dollars in thousands)
Beginning balance, January 1	$1,107	$1,014	$3,490
Additions	611	1,256	1,074
Provision charged to expense	(14)	(271)	(600)
Sales	(1,460)	(935)	(2,908)
Gain (loss) on sale of OREO	116	43	(42)
Ending balance, December 31	$360	$1,107	$1,014

Activity in the valuation allowance was as follows:

	2015	2014	2013
	(Dollars in thousands)
Beginning balance	$317	$51	$1,087
Provision charged to expense	14	271	600
Sales	(84)	(5)	(1,636)
Ending balance	$247	$317	$51

Expenses related to foreclosed assets include:

	2015	2014	2013
	(Dollars in thousands)
(Gain) loss on sale of OREO	$(116)	$(43)	$42
OREO expenses, net of rental income	23	88	85
Provision charged to expense	14	271	600
	$(79)	$316	$727

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

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

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

December 31, 2015, 2014 and 2013

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

December 31, 2015, 2014 and 2013

Assets and Liabilities Measured on a Recurring Basis

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as of December 31, 2015 and 2014.

	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Available-for-sale securities
Obligations of U.S. Government agencies	$145,976	-	145,976	-
Obligations of states and political subdivisions	140,060	-	140,060	-
Mortgage-backed securities
U.S. GSE's MBS - residential	121,508	-	121,508	-
U.S. GSE's MBS - commercial	21,669	-	21,669	-
U.S. GSE's CMO	145,577	-	145,577	-
Corporate bonds	116,773	-	116,773	-
Total available-for-sale securities	691,563	-	691,563	-

Loans held for sale	18,647	-	18,647	-

Mortgage banking derivatives	24	-	24	-

	$710,234	-	710,234	-

Liabilities:
Interest rate swap derivatives	2,013	-	2,013	-

	$2,013	-	2,013	-

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Available-for-sale securities
Obligations of U.S. Government agencies	$178,744	-	178,744	-
Obligations of states and political subdivisions	101,755	-	101,755	-
Mortgage-backed securities
U.S. GSE's MBS - residential	114,092	-	114,092	-
U.S. GSE's MBS - commercial	15,944	-	15,944	-
U.S. GSE's CMO	124,461	-	124,461	-
Corporate bonds	109,469	-	109,357	112
Total available-for-sale securities	644,465	-	644,353	112

Loans held for sale	18,365	-	18,365	-

Mortgage banking derivatives	6	-	6	-

	$662,836	-	662,724	112

Liabilities:
Interest rate swap derivatives	1,959	-	1,959	-

	$1,959	-	1,959	-

The Company’s policy is to recognize transfers into or out of a level as of the end of the reporting period.

Transfers between Level 1 and Level 2:

No securities were transferred between Level 1 and Level 2 during the twelve months ended December 31, 2015 and 2014.

Transfers between Level 2 and Level 3:

During the twelve months ended December 31, 2015, one corporate security was transferred out of Level 3 and into Level 2 based on observable market data for this security due to increased market activity for this security. This security with a market value of $138 as of March 31, 2015 was transferred on March 31, 2015. No securities were transferred between Level 2 and Level 3 during the twelve months ended December 31, 2014.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

The following tables present a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2015 and 2014.

Fair Value Measurements Using Significant Unobservable

Inputs (Level 3)

	Total	Corporate bonds
(Dollars in thousands)

Beginning balance, January 1, 2015	$112	112
Total gains or losses (realized/unrealized)
Included in earnings
Gain (loss) on sales	-	-
Other-than-temporary impairment	-	-
Included in other comprehensive income	26	26
Purchases, sales, issuances and settlements
Purchases	-	-
Sales, Calls	-	-
Issuances	-	-
Settlements	-	-
Principal repayments	-	-
Transfers into Level 3	-	-
Transfers out of Level 3	(138)	(138)

Ending balance, December 31, 2015	$-	$-

Fair Value Measurements Using Significant Unobservable

Inputs (Level 3)

	Total	Corporate bonds
(Dollars in thousands)

Beginning balance, January 1, 2014	$110	110
Total gains or losses (realized/unrealized)
Included in earnings
Gain (loss) on sales	-	-
Other-than-temporary impairment	-	-
Included in other comprehensive income	2	2
Purchases, sales, issuances and settlements
Purchases	-	-
Sales, Calls	-	-
Issuances	-	-
Settlements	-	-
Principal repayments	-	-
Transfers into Level 3	-	-
Transfers out of Level 3	-	-

Ending balance, December 31, 2014	$112	112

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

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

As of December 31, 2015, there were no financial instruments measured at fair value on a recurring basis using Level 3 inputs.

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

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2015 and 2014 are summarized below.

	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired loans (1)
Commercial, financial and agricultural	$810	-	-	810
Real estate:
Commercial	6,241	-	-	6,241
Residential	1,166	-	-	1,166
Acquisition, development and construction	1,954	-	-	1,954
	$10,171	-	-	10,171

Other real estate owned
Real estate:
Acquisition, development and construction	$360	-	-	360
	$360	-	-	360
	$10,531	-	-	10,531

(1)	Includes loans directly charged down to fair value

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

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

(1)	Includes loans directly charged down to fair value

The following represents impairment charges recognized during the period:

Impaired loans, which are measured for impairment using the fair value of collateral for collateral dependent loans, had a recorded investment of $10,171, resulting in an additional provision for loan losses of $3,342 for the year ended December 31, 2015.

As of December 31, 2014, impaired loans had a recorded investment of $11,730, with a valuation allowance of $207, resulting in an additional provision for loan losses of $2,038 for the year ending 2014.

Other real estate owned was $360 which consisted of the outstanding balance of $607, less a valuation allowance of $247. There were no write downs on this property during the year ended 2015.

As of December 31, 2014, other real estate owned was $579 which consisted of the outstanding balance of $896, less a valuation allowance of $317, resulting in a write down of $266 for the year ending 2014.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

The following tables present quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2015 and 2014.

	Dec. 31,	Valuation	Unobservable	Range
	2015	Techniques	Inputs	(Weighted Avg)
	(Dollars in thousands)
Impaired loans
Commercial, financial and agricultural	810	sales comparison	adjustment for	0.00% - 30.00% (15.00%)
			differences between
			the comparable sales

		income approach	capitalization rate	10.82%

Real estate:
Commercial	6,241	sales comparison	adjustment for	0.00% - 70.99% (17.70%)
			differences between
			the comparable sales

		income approach	capitalization rate	8.25% - 9.50% (9.31%)

		income approach	discount rate	4.75%

Residential	1,166	sales comparison	adjustment for	0.00% - 37.00% (8.06%)
			differences between
			the comparable sales

		liquidation value

Acquisition, development and construction	1,954	sales comparison	adjustment for	0.00% - 40.00% (17.31%)
			differences between
			the comparable sales

Other real estate owned
Real estate:
Acquisition, development and construction	360	sales comparison	adjustment for	11.00% - 25.00% (18.00%)
			differences between
			the comparable sales

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

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
			differences between
			the comparable sales

Fair Value Option:

The Company has elected the fair value option for loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. None of these loans are past due 90 days or more or on nonaccrual as of December 31, 2015 and 2014.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

As of December 31, 2015 and 2014, the aggregate fair value, unpaid principal balance (including accrued interest), and gain or loss was as follows:

	2015	2014
	(Dollars in thousands)

Aggregate fair value	$18,647	18,365
Unpaid principal balance	18,345	17,979
Gain	303	388

Interest income on loans held for sale is recognized based on contractual rates and is reflected in loan interest income in the consolidated statements of comprehensive income (loss). The following table details gains and losses from changes in fair value included in earnings for the years ended December 31, 2015, 2014 and 2013 for loans held for sale.

	2015	2014	2013
	(Dollars in thousands)

Change in fair value	$(85)	142	(456)

Fair Value of Financial Instruments:

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

December 31, 2015, 2014 and 2013

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

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

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

The carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2015 and 2014, not previously presented, are as follows:

	December 31, 2015
	Carrying	Fair Value Measurements
	amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$42,917	42,917	42,917	-	-
Loans, net	977,611	981,011	-	-	981,011
Restricted equity securities	5,169	N/A
Financial liabilities:
Deposits with stated maturities	333,345	334,920	-	334,920	-
Deposits without stated maturities	1,195,735	1,195,735	1,195,735	-	-
Securities sold under repurchase agreements	15,684	15,691	15,691	-	-
Advances from FHLB	85,000	86,854	-	86,854	-
Subordinated debentures	20,000	15,065	-	-	15,065

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

	December 31, 2014
	Carrying	Fair Value Measurements
	amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$35,995	35,995	35,995	-	-
Loans, net	929,327	925,997	-	-	925,997
Restricted equity securities	4,398	N/A
Financial liabilities:
Deposits with stated maturities	375,808	376,607	-	376,607	-
Deposits without stated maturities	1,088,056	1,088,056	1,088,056	-	-
Securities sold under repurchase agreements	10,678	10,678	10,678	-	-
Advances from FHLB	64,000	67,551	-	67,551	-
Subordinated debentures	20,000	14,886	-	-	14,886

Note 7 – Premises and Equipment

Premises and equipment at December 31, 2015 and 2014 are summarized as follows:

	2015	2014
	(Dollars in thousands)

Land	$9,149	$9,109
Buildings	24,708	24,620
Furniture and equipment	17,353	16,278

	51,210	50,007

Less accumulated depreciation	23,812	22,165
	$27,398	$27,842

Depreciation expense amounted to $2,264, $2,061 and $1,869, in 2015, 2014 and 2013, respectively.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

Note 8 – Commitments

The Company is committed under various operating leases for office space and equipment. At December 31, 2015, minimum future lease payments under non-cancelable real property and equipment operating leases are as follows:

(Dollars in thousands)

2016	$263
2017	159
2018	85
2019	13
2020	5
2021 & Beyond	-
$525

Rent and lease expense for all building, equipment, and furniture rentals totaled $299, $237, and $258, for the years ended December 31, 2015, 2014, and 2013, respectively.

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

Unfunded commitments to extend credit where contract amounts represent potential credit risk totaled $226,331 and $171,911, at December 31, 2015 and 2014, respectively. This includes standby letters of credit of $4,494 at December 31, 2015 and $5,730 at December 31, 2014. These commitments are primarily at variable interest rates. Fixed rate commitments totaled $51,774 and $36,924 at December 31, 2015 and 2014, respectively. The rates on these commitments ranged from 2.63% to 16.00% at December 31, 2015 and 1.90% to 16.00% at December 31, 2014. Maturity dates ranged from 1/5/2016 to 7/21/2024, at December 31, 2015, and 1/2/2015 to 7/21/2024 at December 31, 2014.

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

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

Note 9 – Deposits

Time deposits that meet or exceed the FDIC Insurance limit of $250,000 at December 31, 2015 and 2014 totaled $64,169 and $58,396, respectively.

At December 31, 2015, scheduled maturities of certificates of deposit are as follows:

Dollars in thousands
2016	$204,313
2017	96,273
2018	14,518
2019	8,190
2020	10,051
Total	$333,345

Brokered deposits as of December 31, 2015 and 2014 totaled $159,180 and $188,094, respectively.

Note 10 – Borrowings

Securities Sold Under Repurchase Agreements

The securities sold under repurchase agreements are collateralized by obligations of the U.S. Government or its corporations and agencies, state and municipal securities, corporate bonds, or mortgage-backed securities. The aggregate carrying value of such agreements for corporate customers at December 31, 2015 and 2014 was $19,324 and $15,448, respectively. The repurchase agreements at December 31, 2015 mature on demand. The following table summarizes pertinent data related to the securities sold under the agreements to repurchase as of and for the years ended December 31, 2015, 2014 and 2013.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

	2015	2014	2013
	(Dollars in thousands)
Securities Sold Under Repurchase Agreements
Weighted average borrowing rate at year-end	0.73%	0.40%	0.40%

Weighted average borrowing rate during the year	0.49%	0.41%	0.50%

Average daily balance during the year	$2,464	1,206	1,247

Maximum month-end balance during the year	15,684	10,711	10,718

Balance at year-end	15,684	10,678	808

Advances from Federal Home Loan Bank

The Company has an available line of credit from the Federal Home Loan Bank of Atlanta (FHLB) in an amount not to exceed 10% of total assets. The line of credit is reviewed annually by the FHLB. The following advances were outstanding under this line at December 31, 2015 and 2014.

	2015	Rate	2014	Rate
	(Dollars in thousands)

Due January 18, 2017	$15,000	1.290%	$15,000	1.290%
Due June 16, 2017	10,000	0.980%	-	-
Due July 17, 2017	10,000	1.033%	10,000	1.033%
Due July 26, 2017	10,000	4.406%	10,000	4.406%
Due September 5, 2017	10,000	0.890%	-	-
Due October 20, 2017	9,000	0.800%	-	-
Due January 31, 2018	10,000	2.475%	10,000	2.475%
Due January 28, 2019 convertible flipper	5,000	4.100%	5,000	4.100%
Due April 22, 2019 convertible flipper	-	-	8,000	4.750%
Due May 22, 2019 convertible flipper	6,000	4.680%	6,000	4.680%
	$85,000		$64,000

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The FHLB has the option to convert the fixed-rate advances and convertible advances to three-month, LIBOR-based floating-rate advances at various dates throughout the terms of the advances.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

At December 31, 2015 and 2014, the Company has pledged, under a blanket floating lien, eligible first mortgage loans with unpaid balances which, when discounted at approximately 76% and 79% of such unpaid principal balances, total $129,129 and $116,786, respectively. The Company has also pledged for this lien eligible commercial real estate loans with unpaid balances which, when discounted at approximately 59% and 56% of such unpaid principal balances, total $47,932 and $51,138, respectively, at December 31, 2015 and 2014. Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to a total of $90,768 at December 31, 2015.

Other Borrowed Funds

The Company maintains a borrowing facility at the Federal Reserve Bank, under the Borrower-In-Custody Program, which had $0 outstanding at December 31, 2015 and 2014. The borrowing capacity is based upon the loan collateral value. At December 31, 2015 and 2014, the Company pledged eligible loans with unpaid balances, which when discounted at approximately 71% and 76% of such unpaid principal balances, total $74,554 and $65,393, respectively.

Note 11 – Subordinated Debentures

In December 2005 the Company issued $10,000 of unsecured subordinated debentures to Southeastern Bank Financial Statutory Trust I (“Trust I”) and in March 2006 the Company issued $10,000 of unsecured subordinated debentures to Southeastern Bank Financial Trust II (“Trust II”). These debentures bear interest at three-month LIBOR plus 1.40% (1.91% at December 31, 2015), adjusted quarterly. Trust I and Trust II are wholly owned subsidiaries of the Company, but are not considered the primary beneficiaries of these trusts (variable interest entities); therefore, the trusts are not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. Trust I and Trust II acquired these debentures using the proceeds of their offerings of $10,000 of Trust Preferred Securities to outside investors. The Trust Preferred Securities qualify as Tier 1 capital under Federal Reserve Board guidelines up to certain limits and accrue and pay distributions quarterly at a variable per annum rate of interest, reset quarterly, equal to LIBOR plus 1.40% of the stated liquidation amount of $1 thousand dollars per Capital Security. The Company has entered into contractual arrangements which constitute a full, irrevocable and unconditional guarantee on a subordinated basis by the Company of the obligations of Trust I and Trust II under the Trust Preferred Securities.

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

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

Note 12 – Income Taxes

Income tax expense for the years ended December 31, 2015, 2014 and 2013 consists of the following:

	2015	2014	2013
	(Dollars in thousands)
Current tax expense:
Federal	$6,282	$7,484	$5,838
State	735	715	432
Total current	7,017	8,199	6,270
Deferred tax expense
Federal	1,954	(606)	761
State	167	(111)	116
Total deferred	2,121	(717)	877
Total income tax expense	$9,138	$7,482	$7,147

Income tax expense differed from the amount computed by applying the statutory Federal corporate tax rate of 35% in 2015, 2014 and 2013 to income before income taxes as follows:

	Years ended December 31
	2015	2014	2013
	(Dollars in thousands)
Computed "expected" tax expense	$9,987	$8,440	$8,223
Increase (decrease) resulting from:
Tax-exempt interest income	(1,175)	(1,005)	(1,040)
Nondeductible interest expense	76	32	33
State income tax, net of Federal tax effect	586	393	356
Earnings on cash surrender value of bank-owned life insurance	(441)	(407)	(415)
Other, net	105	29	(10)
	$9,138	$7,482	$7,147

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2015 and 2014 are presented below:

	2015	2014
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan losses	$8,263	$9,797
Deferred compensation	5,440	4,988
Writedowns of other real estate	96	122
Fair value adjustment on cash flow hedge	783	762
Other	978	868
Total deferred tax assets	15,560	16,537
Deferred tax liabilities:
Unrealized gain on investment securities available for sale	(12)	(807)
Depreciation	(1,427)	(115)
Prepaid assets and other	(114)	(181)
Other	(49)	(171)
Total deferred tax liabilities	(1,602)	(1,274)
Net deferred tax asset	$13,958	$15,263

A valuation allowance is required for deferred tax assets if, based on available evidence, it is more likely than not that all or some portion of the asset may not be realized due to the inability to generate sufficient taxable income in the period and/or of the character necessary to utilize the benefit of the deferred tax asset. In making this assessment, all sources of taxable income available to realize the deferred tax asset are considered including taxable income in prior carry-back years, future reversals of existing temporary differences, tax planning strategies and future taxable income exclusive of reversing temporary differences and carryforwards. Based on management’s assessment, no valuation allowance was deemed necessary at December 31, 2015.

The Company and its subsidiary are subject to U.S. federal income tax as well as income tax of the state of Georgia and South Carolina. The Company is no longer subject to examination by federal and state taxing authorities for years before 2012.

The total amount of interest and penalties related to income taxes recorded in the consolidated statements of comprehensive income for the year ended December 31, 2015, 2014 and 2013 was not material.

Note 13 – Related Party Transactions

Deposits include accounts with certain directors and executives of the Company, including affiliates, and principal holders of the Company’s securities. As of December 31, 2015 and 2014, these deposits totaled approximately $26,086 and $23,336, respectively. See Note 4 for discussion of related party loans.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

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

Quantitative measures established by regulation to ensure capital adequacy require minimum amounts and ratios (set forth in the following table) of Total, Tier 1 and Common Equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital. Capital amounts and ratios for December 31, 2014 are calculated using Basel I rules. Management believes, as of December 31, 2015, that the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 2015, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. Management is not aware of the existence of any conditions or events occurring subsequent to December 31, 2015 which would affect the Bank’s well capitalized classification.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

Actual capital amounts and ratios for the Company are presented in the following table as of December 31, 2015 and 2014, on a consolidated basis and for GB&T individually:

					To be well capitalized
			For capital adequacy		under prompt corrective
	Actual		purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Southeastern Bank Financial Corporation
As of December 31, 2015:
Risk-based capital:
Common Equity Tier I capital	$170,985	13.40%	$57,416	4.50%	N/A	N/A
Tier I capital	190,985	14.97%	76,555	6.00%	N/A	N/A
Total capital	207,001	16.22%	102,073	8.00%	N/A	N/A
Tier I capital - leverage	190,985	10.34%	73,899	4.00%	N/A	N/A
As of December 31, 2014:
Risk-based capital:
Tier I capital	$175,075	14.97%	$46,793	4.00%	N/A	N/A
Total capital	189,832	16.23%	93,586	8.00%	N/A	N/A
Tier I capital - leverage	175,075	9.86%	71,039	4.00%	N/A	N/A

Georgia Bank & Trust Company
As of December 31, 2015:
Risk-based capital:
Common Equity Tier I capital	$179,517	14.09%	$57,321	4.50%	$82,797	6.50%
Tier I capital	179,517	14.09%	76,428	6.00%	101,904	8.00%
Total capital	195,507	15.35%	101,904	8.00%	127,380	10.00%
Tier I capital - leverage	179,517	9.74%	82,933	4.50%	92,148	5.00%
As of December 31, 2014:
Risk-based capital:
Tier I capital	$167,385	14.33%	$46,707	4.00%	$70,061	6.00%
Total capital	182,116	15.60%	93,414	8.00%	116,768	10.00%
Tier I capital - leverage	167,385	9.44%	79,798	4.50%	88,665	5.00%

Southeastern Bank Financial Corporation and Georgia Bank and Trust Company are regulated by the Department of Banking and Finance of the State of Georgia (DBF). The DBF requires that state banks in Georgia generally maintain a minimum ratio of Tier 1 capital to total assets of four and one-half percent (4.50%) for banks and four percent (4.00%) for holding companies. These ratios are shown in the preceding table as Tier 1 Capital – leverage. The Company’s ratio at 10.34% and the Bank’s ratio at 9.74% exceed the minimum required, at December 31, 2015.

Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies to 50% of the preceding year’s earnings. Based on this limitation, the amount of cash dividends available for payment in 2016 from GB&T is approximately $10,140, subject to maintenance of the minimum capital requirements and compliance with other banking regulations regarding the payment of dividends.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

Note 15 – Employee Benefit Plans

The Company has an employee savings plan (the Plan) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. The Company has the option to make discretionary payments to the Plan. For the years ended December 31, 2015, 2014 and 2013, the Company contributed $982, $874 and $910, respectively, to the Plan, which is 5% of the annual salary of all eligible employees for 2015, 2014 and 2013.

Salary Continuation Agreements

The Company also has salary continuation agreements in place with certain key officers. Such agreements are structured with differing benefits based on the participant’s overall position and responsibility. These agreements provide the participants with a supplemental income upon retirement at age 65, additional incentive to remain with the Company in order to receive these deferred retirement benefits and a compensation package that is competitive in the market. These agreements vest over a ten year period, require a minimum number of years service, and contain change of control provisions. All benefits would cease in the event of termination for cause, and if the participant’s employment were to end due to disability, voluntary termination or termination without cause, the participant would be entitled to receive certain reduced benefits based on vesting and other conditions. The estimated cost of an annuity to pay this obligation is being accrued over the vesting period for each officer. The Company recognized expense of $1,160, $2,126 and $324, during 2015, 2014 and 2013, respectively, related to these agreements. The total amount accrued at December 31, 2015 and 2014 was $13,637 and $12,598, respectively.

The following tables set forth the status of the salary continuation agreements at December 31, 2015, 2014 and 2013.

	2015	2014	2013
	(Dollars in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$12,598	$10,628	$10,404
Service cost	609	553	780
Interest cost	589	532	468
Prior service cost	105	-	-
Cumulative effect of change in discount rate	(144)	1,041	(924)
Benefits paid	(120)	(156)	(100)
Projected benefit obligation at end of year	$13,637	$12,598	$10,628

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

Assumptions used to determine the benefit obligation at year end:

	2015	2014
Discount rate	4.62%	4.50%

Total contractual obligation at year end assuming no forfeitures or terminations:

	2015	2014
Full benefit	$35,194	$30,054
Vested benefit	22,725	21,395

At December 31, 2015 the estimated payments to be made over the next five years are as follows:

2016	$551
2017	673
2018	784
2019	817
2020	819
$3,644

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

Stock Option Plan

During 2000, the Company adopted the 2000 Long-Term Incentive Plan (the 2000 Plan) which allows for stock option awards for up to 278,300 shares of the Company’s common stock to employees and officers of the Company. Under the provisions of the 2000 Plan, the option price is determined by a committee of the board of directors at the time of grant and may not be less than 100% of the fair value of the common stock on the date of the grant of such option. Generally, when granted, these options vest over a five-year period. However, there were 11,000 options granted in 2005, that vest based on specific loan growth performance targets. All options must be exercised within a ten-year period. As of December 31, 2007, all options under this plan had been issued. As of December 31, 2015, due to employee terminations and expiration of granted options, 175,793 options have reverted back to the option pool and are available for re-granting as non-qualified options under the 2000 Plan.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

During 2006, the Company adopted the 2006 Long-Term Incentive Plan (the 2006 Plan), approved by shareholders at the annual meeting, which allows for stock option awards for up to 275,000 shares of the Company’s common stock to key employees, officers, directors and independent contractors providing material services to the Company. Under the provisions of the 2006 Plan, the option price is determined by a committee of the board of directors at the time of grant and may not be less than 100% of the fair value of the common stock on the date of the grant of such option. Notwithstanding the foregoing, in the case of an Incentive Stock Option granted to a Participant who is a Ten Percent or more Stockholder, the Option Price shall not be less than one hundred and ten percent (110%) of the Fair Market Value of the Common Stock on the Date of Grant. Generally, when granted, these options vest over a five-year period. All options must be exercised within a ten year period from the date of the grant; however, options issued to a ten percent or more stockholder must be exercised within a five year period from its date of grant. As of December 31, 2015 and 2014, total options, issued and outstanding, granted under this Plan were 83,967. As of December 31, 2015, 128,033 shares remain available for future grants under this Plan.

The Company periodically purchases treasury stock and may use it for stock option exercises, when available. If treasury stock is not available, additional stock is issued. The Company repurchased 400 shares of treasury stock during 2015 and 1,282 shares of treasury stock during 2014. The Company did not issue any shares of treasury stock or additional stock in relation to exercised stock options in 2015 and 2014.

The Company is required to compute the fair value of options at the date of grant and to recognize such costs as compensation expense ratably over the vesting period of the options. For the years ended December 31, 2015 and 2014, no expense was recognized. For the year ended December 31, 2013, the Company recognized $6 as compensation expense resulting from all stock options.

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

There were no stock options granted during 2015, 2014 and 2013.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

A summary of activity for stock options with a specified vesting period follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding - December 31, 2014	129,250	$34.32	1.59
Granted in 2015	-	-	-
Options exercised in 2015	-	-	-
Options lapsed in 2015	-	-	-
Options expired in 2015	(35,200)	33.50	-
Options Outstanding - December 31, 2015	94,050	$34.62	0.97	-

Fully vested or expected to vest	94,050	$34.62	0.97	-

Exercisable at December 31, 2015	94,050	$34.62	0.97	-

Information related to the stock options that vest over a specified period follows:

	2015	2014	2013
	(Dollars in thousands, except per share data)
Intrinsic value of options exercised	$—	—	3
Cash received from option exercises	—	—	43
Fair market value of stock received from option exercises	—	—	46

All stock options issued are incentive stock options and therefore, no tax benefit is realized.

As of December 31, 2015, there was no unrecognized compensation cost related to nonvested options that vest over a five year period.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

The following table provides information for stock options that vest based on specific loan growth performance targets.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding - December 31, 2014	5,500	$31.18	0.50	-
Options expired in 2015	(5,500)	31.18	-	10
Options Outstanding - December 31, 2015	-	$-	-	$-

Exercisable at December 31, 2015	-	$-	-	$-

As of December 31, 2015 and December 31, 2014, there was no unrecognized compensation cost related to nonvested options granted based on performance.

Restricted Stock Award Plan

The Company’s 2006 Long Term Incentive Plan provides for the issuance of restricted stock awards to officers and directors. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date.

On March 19, 2014, the Compensation Committee of the Company approved grants of 63,000 shares to certain of its directors and executive officers. The fair value of the stock was determined using the closing price on date of grant. The shares vest in equal one-third increments on each of February 1, 2015; February 1, 2016; and February 1, 2017. For the years ended December 31, 2015 and 2014, the Company recognized $467 and $389 in compensation expense related to the restricted stock awards.

A summary of changes in the Company’s nonvested shares for the year ended December 31, 2015 is as follows:

		Weighted Avg
	Number of	Grant-Date
	Shares	Fair Value

Nonvested at January 1, 2015	63,000	$21.60
Granted	-	-
Vested	(21,000)	21.60
Forfeited	-	-
Nonvested at December 31, 2015	42,000	$21.60

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

As of December 31, 2015, there was $505 of total unrecognized compensation cost related to nonvested shares granted under the Plan. This cost is being recognized over a period of thirteen months.

The total fair value of shares vested during the year ended December 31, 2015 was $567 based on the market price as of the vesting date.

Note 17 – Other Operating Expenses

Components of other operating expenses exceeding 1% of total revenues include the following for the years ended December 31, 2015, 2014, and 2013:

	2015	2014	2013
	(Dollars in thousands)
Marketing and business development	$2,027	$1,840	$1,821
Processing expense	3,443	3,015	2,127
Legal and professional fees	1,639	1,980	1,552
Data processing expense	1,600	1,484	1,566
FDIC Insurance	859	1,047	1,147
Communication expense	1,112	937	816
Teller & operational losses	911	336	287
Loan costs (excluding ORE)	773	1,263	1,333
Other expense	2,261	2,311	2,274

Total other operating expense	$14,625	$14,213	$12,923

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

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

Summary information about the interest rate swaps designated as cash flow hedges as of December 31, 2015 and December 31, 2014 is as follows:

	December 31, 2015	December 31, 2014
	(Dollars in thousands)
Notional Amounts	$10,000	$10,000
Weighted average pay rates	5.35%	5.35%
Weighted average receive rates	1.91%	1.64%
Weighted average maturity	13.08 years	14.08 years
Unrealized losses	$2,013	$1,959

The swaps were forward starting and had effective dates of March 15, 2012 and June 15, 2012. Interest expense recorded on these swap transactions totaled $370, $376 and $372 at December 31, 2015, 2014 and 2013, respectively and is reported as a component of interest expense in other borrowings.

If the fair value falls below specified levels, the Company is required to pledge collateral against these derivative contract liabilities. As of December 31, 2015, the Company had pledged $2,237 with the counterparty. Under certain circumstances, including a downgrade of its credit rating below specified levels, the counterparty is required to pledge collateral against these derivative contract liabilities. As of December 31, 2015, no collateral had been pledged by the counterparty.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

Note 19 – Parent Company Only Condensed Financial Statements

The following represents Parent Company only condensed financial information of Southeastern Bank Financial Corporation:

Condensed Balance Sheets

	December 31
	2015	2014
	(Dollars in thousands)
Assets

Cash and cash equivalents	$10,728	6,759
Investment in banking subsidiaries	179,675	168,793
Premises and equipment, net	541	586
Deferred tax asset, net	995	983
Income tax receivable	13	158
Other assets	25	24
	$191,977	177,303

Liabilities and Stockholders' Equity

Liabilities:
Interest rate swap derivatives	$2,013	1,959
Accrued interest and other liabilities	51	58
Subordinated debentures	20,000	20,000
Total liabilities	22,064	22,017

Stockholders' equity	169,913	155,286
	$191,977	177,303

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

Condensed Statements of Income

	Years ended December 31
	2015	2014	2013
	(Dollars in thousands)
Income:
Dividend income	$8,211	6,310	4,211
Interest income on interest-bearing deposits in other banks	3	1	2
Miscellaneous income	102	102	102
	8,316	6,413	4,315

Expense:
Interest expense	725	763	846
Salaries and other personnel expense	467	389	-
Occupancy expense	59	59	60
Other operating expense	294	160	145
	1,545	1,371	1,051

Income before equity in undistributed earnings of banking subsidiaries	6,771	5,042	3,264

Equity in undistributed earnings of banking subsidiaries	12,072	11,104	12,722

Income tax benefit	(552)	(486)	(360)

Net income	$19,395	16,632	16,346

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

Condensed Statements of Cash Flows

	Year Ended December 31
	2015	2014	2013
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$19,395	16,632	16,346
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	45	45	45
Deferred income tax expense (benefit)	8	(166)	-
Equity in undistributed earnings of banking subsidiaries	(12,072)	(11,104)	(12,722)
Stock-based compensation expense	467	389	-
Decrease in accrued interest payable and other liabilities	(6)	(10)	(4)
Decrease (increase) in other assets	144	(159)	629
Net cash provided by operating activities	7,981	5,627	4,294

Cash flows from financing activities:
Payments of subordinated debentures	-	(1,547)	-
Purchase of treasury stock	(11)	(31)	-
Payment of cash dividends	(4,047)	(3,499)	(2,605)
Tax benefit from stock-based compensation	46	-	-
Proceeds from stock options exercised, net of stock redeemed	-	-	43
Net cash used in financing activities	(4,012)	(5,077)	(2,562)

Net increase in cash and cash equivalents	3,969	550	1,732

Cash and cash equivalents at beginning of year	6,759	6,209	4,477

Cash and cash equivalents at end of year	$10,728	6,759	6,209

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

Note 20 – Other Comprehensive (Loss) Income

Other comprehensive (loss) income for the Company consists of changes in net unrealized gains and losses on investment securities available-for-sale and interest rate swap derivatives. The following table presents a summary of the accumulated other comprehensive (loss) income balances, net of tax.

	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)

Balance, December 31, 2012	$(1,476)	$9,428	$7,952

Current Year change	1,007	(19,060)	(18,053)
Balance, December 31, 2013	$(469)	$(9,632)	$(10,101)

Current Year change	(728)	10,900	10,172
Balance, December 31, 2014	$(1,197)	$1,268	$71

Current Year change	(32)	(1,250)	(1,282)
Balance, December 31, 2015	$(1,229)	$18	$(1,211)

The following table presents reclassifications out of accumulated other comprehensive (loss) income.

	Years Ended December 31,
	2015	2014	2013
Details about Accumulated Other Comprehensive (Loss) Income Components	Amount reclassified from Accumulated Other Comprehensive Loss	Amount reclassified from Accumulated Other Comprehensive Income	Amount reclassified from Accumulated Other Comprehensive Loss	Affected line item in the Statement where Net Income is presented
(Dollars in thousands)
Unrealized gains and losses on available-for-sale securities
	$(1,043)	$825	$(895)	Investment securities (losses) gains, net
	$334	$(256)	$272	Tax benefit (expense)
	$(709)	$569	$(623)	Net of tax

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2015, 2014 and 2013

Note 21 – Quarterly Financial Data (Unaudited)

The supplemental quarterly financial data for the years ended December 31, 2015 and 2014 is summarized as follows:

	Quarters ended
	March 31,	June 30,	September 30,	December 31,
	2015	2015	2015	2015
	(Dollars in thousands)
Interest income	$15,189	16,002	15,549	15,744
Interest expense	2,101	2,079	2,011	2,036
Net interest income	13,088	13,923	13,538	13,708
Provision (Credit) for loan losses	547	(2,690)	132	383
Noninterest income	4,719	4,019	5,307	4,643
Noninterest expense	11,065	12,211	11,571	11,193
Net income	4,206	5,689	4,865	4,635
Net income per share - basic	0.63	0.85	0.73	0.69
Net income per share - diluted	0.63	0.85	0.72	0.69

	Quarters ended
	March 31,	June 30,	September 30,	December 31,
	2014	2014	2014	2014
	(Dollars in thousands)
Interest income	$14,829	15,277	15,243	15,601
Interest expense	2,257	2,247	2,187	2,195
Net interest income	12,572	13,030	13,056	13,406
Provision for loan losses	1,057	1,011	876	548
Noninterest income	4,091	4,523	5,216	5,200
Noninterest expense	10,113	10,641	11,055	11,679
Net income	3,806	4,044	4,382	4,400
Net income per share - basic	0.57	0.61	0.66	0.66
Net income per share - diluted	0.57	0.60	0.65	0.66

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.   Controls and Procedures

As of the end of the period covered by this report, our management, including our Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) that is required to be included in the Company’s periodic filings with the Securities and Exchange Commission. During the fourth quarter of 2015, there were no significant changes in the Company’s internal controls that materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

Management has assessed the effectiveness of the Southeastern Bank Financial Corporation’s internal control over financial reporting as of December 31, 2015. In making our assessment, management has utilized the framework published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in the 2013 “Internal Control-Integrated Framework”. Based on our assessment, management has concluded that, as of December 31, 2015, internal control over financial reporting was effective. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by Crowe Horwath LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ R. Daniel Blanton
Chief Executive Officer
(principal executive officer)

/s/ Ronald L. Thigpen
President and Chief Operating Officer

/s/ Darrell R. Rains
Chief Financial Officer
(principal financial officer)

Date: February 26, 2016

Report of Independent Registered Public Accounting Firm on Internal Control

Over Financial Reporting

We have audited Southeastern Bank Financial Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Southeastern Bank Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, included in Item 9.A. of the Company’s Annual Report on Form 10-K. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Southeastern Bank Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Southeastern Bank Financial Corporation as of December 31, 2015 and 2014 and the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015, and our report dated February 26, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ Crowe Horwath LLP

Franklin, Tennessee

February 26, 2016

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers and Corporate Governance

The Company has adopted a Code of Ethics applicable to its senior financial officers. A copy is available, without charge, upon telephonic or written request addressed to Ronald L. Thigpen, President, Chief Operating Officer and Assistant Corporate Secretary, Southeastern Bank Financial Corporation, 3530 Wheeler Road, Augusta, Georgia 30909, telephone (706) 738-6990. The Code of Ethics is also incorporated by reference as an exhibit to this Annual Report on Form 10-K. The remaining information in response to this item is incorporated by reference to the Company’s definitive Proxy Statement for use in connection with the 2016 annual meeting of shareholders (which definitive Proxy Statement shall be filed with the commission not later than April 29, 2016).

Item 11. Executive Compensation

Information in response to this item is incorporated by reference to the Company’s definitive Proxy Statement for use in connection with the 2016 annual meeting of shareholders (which definitive Proxy Statement shall be filed with the commission not later than April 29, 2016).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information regarding compensation plans under which equity securities of the Company are authorized for issuance. All data is presented as of December 31, 2015.

Equity Compensation Plan Table
	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	94,050	$34.62	303,826
Equity compensation plans not approved by security holders	0	0	0
TOTAL	94,050	$34.62	303,826

Additional information in response to this item is incorporated by reference to the Company’s definitive Proxy Statement for use in connection with the 2016 annual meeting of shareholders (which definitive Proxy Statement shall be filed with the commission not later than April 29, 2016).

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information in response to this item is incorporated by reference to the Company’s definitive Proxy Statement for use in connection with the 2016 annual meeting of shareholders (which definitive Proxy Statement shall be filed with the commission not later than April 29, 2016).

Item 14. Principal Accountant Fees and Services

Information in response to this item is incorporated by reference to the Company’s definitive Proxy Statement for use in connection with the 2016 annual meeting of shareholders (which definitive Proxy Statement shall be filed with the Commission not later than April 29, 2016).

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	See Item 8 for a list of the financial statements as filed as a part of this report.
(2)	No financial statement schedules are applicable as the required information is included in the financial statements in Item 8.
(3)	The following exhibits are filed as part of this report. Documents incorporated by reference have been filed with the Securities and Exchange Commission. The Company’s Commission file number is: 0-24172. See “Item 1 - Description of Business – General” for additional information regarding the Company’s filings with the Commission.

Exhibit No. and Document

3.1	Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.)

3.2	Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.)

4.1	Indenture dated December 5, 2005 between the Company and U.S. Bank National Association (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 8, 2005.)

4.2	Indenture dated March 31, 2006 between the Company and La Salle Bank National Association (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 6, 2006.)

10.1	Key Officer Compensation Agreement dated January 1, 2015 between the Bank & R. Daniel Blanton (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 23, 2015.)*

10.2	Key Officer Compensation Agreement dated January 1, 2015 between the Bank & Ronald L. Thigpen (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 23, 2015.)*

10.3	2006 Long-term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)*

10.4	Form of incentive stock option agreement under the 2006 Long-term Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)*

10.5	Form of non-qualified stock option agreement under the 2006 Long-term Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)*

10.6	2000 Long Term Incentive Plan (Incorporated by reference to Appendix A to the Company’s definitive Proxy Statement, filed on March 29, 2001.)*

10.7	Form of option agreement under 2000 Long Term Incentive Plan. (Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.)*

10.8	1997 Long-term Incentive Plan. (Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.)*

10.9	Form of stock appreciation rights agreement under 1997 Long-term Incentive Plan. (Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.)*

10.10	Non-Qualified Defined Benefit Plan dated October 1, 2000. (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.)*

10.11	Salary Continuation Agreement dated October 1, 2000 between the Company, the Bank and R. Daniel Blanton. (Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.)*

10.12	First Amendment dated as of October 15, 2003 to Salary Continuation Agreement dated October 1, 2000 between the Company, the Bank and R. Daniel Blanton. (Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)*

10.13	Salary Continuation Agreement dated October 15, 2003 between the Company, the Bank and Ronald L. Thigpen. (Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.)*

10.14	Supplemental Executive Retirement Benefits Agreement dated December 31, 2008 between the Bank and R. Daniel Blanton (Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.)*

10.15	Supplemental Executive Retirement Benefits Agreement dated December 31, 2008 between the Bank and Ronald L. Thigpen (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.)*

10.16	Supplemental Executive Retirement Benefits Agreement dated December 31, 2008 between the Bank and Darrell R. Rains (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.)*

10.17	First Amendment dated March 30, 2009 to Supplemental Executive Retirement Benefits Agreement between the Bank and Darrell R. Rains. (Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.)*

10.18	Second Amendment dated February 11, 2010 to Supplemental Executive Retirement Benefits Agreement between the Bank and Darrell R. Rains. (Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.)*

10.19	Third Amendment dated March 21, 2011 to Supplemental Executive Retirement Benefits Agreement between the Bank and Darrell R. Rains. (Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.)*

10.20	Employment Agreement dated January 1, 2015 between the Bank and Darrell R. Rains. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 23, 2015.)*

10.21	Southeastern Bank Financial Corporation Director Stock Purchase Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 27, 2007.)

10.22	Fourth Amendment dated March 5, 2013 to Supplemental Executive Retirement Benefits Agreement between the Bank and Darrell R. Rains. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 11, 2013.)*

14.1	Code of Ethics (Incorporated by reference to Exhibit 14.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.)

21.1	Subsidiaries of the Company (Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.)

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification by the Chief Executive Officer (principal executive officer)

31.2	Certification by the Chief Financial Officer (principal financial officer)

32.1	Certification by the Chief Executive Officer and Chief Financial Officer

101	Interactive Data Files providing financial information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 in XBRL (eXtensible Business Reporting Language).

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

February 26, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

February 26, 2016

SIGNATURE	TITLE

/s/ Robert W. Pollard, Jr.	Chairman of the Board
Robert W. Pollard, Jr.	and Director

/s/ Randolph R. Smith, M.D.	Vice Chairman of the Board
Randolph R. Smith, M.D.	and Director

/s/ R. Daniel Blanton	Chief Executive Officer
R. Daniel Blanton	and Director (Principal Executive Officer)

/s/ Ronald L. Thigpen	President, Chief
Ronald L. Thigpen	Operating Officer and Director

/s/ Darrell R. Rains	Executive Vice President and Chief
Darrell R. Rains	Financial Officer (Principal Financial
and Accounting Officer)

/s/ William J. Badger	Director
William J. Badger

/s/ Warren A. Daniel	Director
Warren A. Daniel

/s/ Edward G. Meybohm	Director
Edward G. Meybohm

/s/ John W. Trulock, Jr.	Director
John W. Trulock, Jr.

/s/ Patrick D. Cunning	Director
Patrick D. Cunning

/s/ Larry S. Prather, Sr.	Director
Larry S. Prather, Sr.

EXHIBIT INDEX

(a)	Exhibits

3.1	Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.)

3.2	Bylaws of the Company (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.)

4.1	Indenture dated December 5, 2005 between the Company and U.S. Bank National Association (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 8, 2005.)

4.2	Indenture dated March 31, 2006 between the Company and La Salle Bank National Association (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 6, 2006.)

10.1	Key Officer Compensation Agreement dated January 1, 2015 between the Bank & R. Daniel Blanton (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 23, 2015.)*

10.2	Key Officer Compensation Agreement dated January 1, 2015 between the Bank & Ronald L. Thigpen (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 23, 2015.)*

10.3	2006 Long-term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)*

10.4	Form of incentive stock option agreement under the 2006 Long-term Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)*

10.5	Form of non-qualified stock option agreement under the 2006 Long-term Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.)*

10.6	2000 Long Term Incentive Plan (Incorporated by reference to Appendix A to the Company’s definitive Proxy Statement, filed on March 29, 2001.)*

10.7	Form of option agreement under 2000 Long Term Incentive Plan. (Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.)*

10.8	1997 Long-term Incentive Plan. (Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.)*

10.9	Form of stock appreciation rights agreement under 1997 Long-term Incentive Plan. (Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.)*

10.10	Non-Qualified Defined Benefit Plan dated October 1, 2000. (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.)*

10.11	Salary Continuation Agreement dated October 1, 2000 between the Company, the Bank and R. Daniel Blanton. (Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.)*

10.12	First Amendment dated as of October 15, 2003 to Salary Continuation Agreement dated October 1, 2000 between the Company, the Bank and R. Daniel Blanton. (Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)*

10.13	Salary Continuation Agreement dated October 15, 2003 between the Company, the Bank and Ronald L. Thigpen. (Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.)*

10.14	Supplemental Executive Retirement Benefits Agreement dated December 31, 2008 between the Bank and R. Daniel Blanton (Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.)*

10.15	Supplemental Executive Retirement Benefits Agreement dated December 31, 2008 between the Bank and Ronald L. Thigpen (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.)*

10.16	Supplemental Executive Retirement Benefits Agreement dated December 31, 2008 between the Bank and Darrell R. Rains (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.)*

10.17	First Amendment dated March 30, 2009 to Supplemental Executive Retirement Benefits Agreement between the Bank and Darrell R. Rains. (Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.)*

10.18	Second Amendment dated February 11, 2010 to Supplemental Executive Retirement Benefits Agreement between the Bank and Darrell R. Rains. (Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.)*

10.19	Third Amendment dated March 21, 2011 to Supplemental Executive Retirement Benefits Agreement between the Bank and Darrell R. Rains. (Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.)*

10.20	Employment Agreement dated January 1, 2015 between the Bank and Darrell R. Rains. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 23, 2015.)*

10.21	Southeastern Bank Financial Corporation Director Stock Purchase Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 27, 2007.)

10.22	Fourth Amendment dated March 5, 2013 to Supplemental Executive Retirement Benefits Agreement between the Bank and Darrell R. Rains. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 11, 2013.)*

14.1	Code of Ethics (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.)

21.1	Subsidiaries of the Company (Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.)

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification by the Chief Executive Officer (principal executive officer)

31.2	Certification by the Chief Financial Officer (principal financial officer)

32.1	Certification by the Chief Executive Officer and Chief Financial Officer

101	Interactive Data Files providing financial information from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 in XBRL (eXtensible Business Reporting Language).

* Denotes a management compensatory agreement or arrangement.

