Form 10-Q
period 2016-03-31
Southeastern Bank Financial CORP
filed 2016-04-29
CIK 880116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016.

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

6,746,897 shares of common stock, $3.00 par value per share, outstanding as of April 26, 2016.

SOUTHEASTERN BANK FINANCIAL CORPORATION
FORM 10-Q
INDEX

			Page
Part I

	Item 1.	Financial Statements (Unaudited)

		Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015	3

		Consolidated Statements of Comprehensive Income for the Three Months ended March 31, 2016 and 2015	4

		Consolidated Statements of Cash Flows for the Three Months ended March 31, 2016 and 2015	6

		Notes to Consolidated Financial Statements	8

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	59

	Item 4.	Controls and Procedures	59

Part II Other Information

	Item 1.	Legal Proceedings	60

	Item 1A.	Risk Factors	60

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	60

	Item 3.	Defaults Upon Senior Securities	61

	Item 4.	Mine Safety Disclosures	61

	Item 5.	Other Information	61

	Item 6.	Exhibits	61

Signature			62

1

PART I

FINANCIAL INFORMATION

SOUTHEASTERN BANK FINANCIAL CORPORATION

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	March 31,
	2016	December 31,
	(Unaudited)	2015
Assets
Cash and due from banks	$61,396	$40,181
Interest-bearing deposits in other banks	29,321	2,736
Cash and cash equivalents	90,717	42,917
Available-for-sale securities	662,265	691,563
Loans held for sale, at fair value	18,588	18,647
Loans	1,029,936	1,009,149
Less allowance for loan losses	21,548	21,367
Loans, net	1,008,388	987,782

Premises and equipment, net	26,959	27,398
Accrued interest receivable	6,237	6,331
Bank-owned life insurance	43,496	43,167
Restricted equity securities	5,478	5,169
Other real estate owned	655	360
Deferred tax asset	11,094	13,958
Other assets	3,398	3,073
	$1,877,275	$1,840,365
Liabilities and Stockholders' Equity
Deposits
Noninterest-bearing	$254,356	$229,002
Interest-bearing:
NOW accounts	406,553	401,674
Savings	548,413	548,729
Money management accounts	16,154	16,330
Time deposits	342,977	333,345
	1,568,453	1,529,080

Securities sold under repurchase agreements	763	15,684
Advances from Federal Home Loan Bank	90,000	85,000
Accrued interest payable and other liabilities	19,866	20,688
Subordinated debentures	20,000	20,000
Total liabilities	1,699,082	1,670,452

Stockholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized; 0 shares outstanding in 2016 and 2015, respectively	-	-
Common stock, $3.00 par value; 10,000,000 shares authorized; 6,746,328 and 6,745,818 shares issued in 2016 and 2015, respectively; 6,746,328 and 6,745,818 shares outstanding in 2016 and 2015, respectively	20,239	20,237
Additional paid-in capital	63,869	63,637
Retained earnings	90,867	87,250
Treasury stock, at cost; 0 shares in 2016 and 2015, respectively	-	-
Accumulated other comprehensive income (loss), net	3,218	(1,211)
Total stockholders' equity	178,193	169,913
	$1,877,275	$1,840,365

See accompanying notes to unaudited consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Consolidated Statements of Comprehensive Income

(Dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Interest income:
Loans, including fees	$11,954	$11,525
Investment securities	3,849	3,647
Interest-bearing deposits in other banks	37	17
Total interest income	15,840	15,189
Interest expense:
Deposits	1,375	1,460
Securities sold under repurchase agreements	10	3
Other borrowings	626	638
Total interest expense	2,011	2,101

Net interest income	13,829	13,088
Provision for loan losses	428	547
Net interest income after provision for loan losses	13,401	12,541

Noninterest income:
Service charges and fees on deposits	1,765	1,744
Gain on sales of loans	1,688	1,554
Investment securities gains, net	236	57
Retail investment income	538	526
Trust service fees	354	336
Earnings from cash surrender value of bank-owned life insurance	329	278
Miscellaneous income	305	224
Total noninterest income	5,215	4,719
Noninterest expense:
Salaries and other personnel expense	6,772	6,587
Occupancy expenses	1,091	1,018
Other real estate losses (gains), net	-	(66)
Other operating expenses	3,849	3,526
Total noninterest expense	11,712	11,065

Income before income taxes	6,904	6,195
Income tax expense	2,208	1,989
Net income	$4,696	$4,206

Other comprehensive income:
Unrealized loss on derivatives	$(643)	$(366)
Unrealized gain on securities available-for-sale	8,128	4,263
Reclassification adjustment for realized gain on securities, net of OTTI	(236)	(57)
Tax effect	(2,820)	(1,494)
Total other comprehensive income	4,429	2,346
Comprehensive income	$9,125	$6,552

SOUTHEASTERN BANK FINANCIAL CORPORATION

Consolidated Statements of Comprehensive Income

(Dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015

Basic net income per share	$0.70	$0.63

Diluted net income per share	0.70	0.63

Weighted average common shares outstanding	6,718,157	6,695,011

Weighted average number of common and common equivalent shares outstanding	6,731,088	6,707,037

See accompanying notes to unaudited consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net income	$4,696	$4,206
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	598	548
Deferred income tax expense (benefit)	44	(321)
Provision for loan losses	428	547
Net investment securities gains	(236)	(57)
Net amortization of premiums on investment securities	1,085	908
Earnings from CSV of bank-owned life insurance	(329)	(278)
Stock-based compensation expense	117	117
Deferred gain on the sale of other real estate	-	(77)
Gain on the sale of other real estate	-	(67)
Provision for other real estate valuation allowance	-	1
Gain on sales of loans	(1,688)	(1,554)
Real estate loans originated for sale	(54,702)	(48,268)
Proceeds from sales of real estate loans	56,449	49,917
Decrease (increase) in accrued interest receivable	94	(413)
Increase in other assets	(325)	(859)
Decrease in accrued interest payable and other liabilities	(1,465)	(285)
Net cash provided by operating activities	4,766	4,065

Cash flows from investing activities:
Proceeds from sales of available-for-sale securities	51,004	23,300
Proceeds from maturities and calls of available-for-sale securities	20,718	24,440
Purchase of available-for-sale securities	(35,381)	(73,655)
Proceeds from redemption of FHLB stock	-	160
Purchase of FHLB stock	(309)	(38)
Net increase in loans	(21,329)	(4,526)
Additions to premises and equipment	(159)	(726)
Proceeds from sale of other real estate	-	206
Net cash provided by (used in) investing activities	14,544	(30,839)

SOUTHEASTERN BANK FINANCIAL CORPORATION

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015

Cash flows from financing activities:
Net increase in deposits	39,373	73,155
Net decrease in securities sold under repurchase agreements	(14,921)	(9,963)
Advances from Federal Home Loan Bank	5,000	-
Purchase of treasury stock	-	(11)
Payment of cash dividends	(1,079)	(1,011)
Tax benefit from stock-based compensation	100	46
Proceeds from directors' stock purchase plan	17	12
Net cash provided by financing activities	28,490	62,228

Net increase in cash and cash equivalents	47,800	35,454
Cash and cash equivalents at beginning of period	42,917	35,995
Cash and cash equivalents at end of period	$90,717	$71,449

Supplemental disclosures of cash paid during the period for:
Interest	$2,048	$2,214
Income taxes	1,780	2,295

Supplemental information on noncash investing activities:
Loans transferred to other real estate owned	$295	$303
Loans provided for sales of other real estate owned	-	392
Due to broker	-	1,586

See accompanying notes to unaudited consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Unaudited Consolidated Financial Statements

(Dollar amounts are expressed in thousands unless otherwise noted)

March 31, 2016

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

The financial statements for the three months ended March 31, 2016 and 2015 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2015.

In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations and cash flows for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results of operations which the Company may achieve for the entire year.

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

In January 2016, the FASB issued an update (ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities.) The guidance in this update affects any entity that holds financial assets or owes financial liabilities. It is intended to provide users of financial statements with more useful information on the recognition, measurement, presentation, and disclosure of financial instruments by requiring (1) equity investments (except those accounted for under the equity method) to be measured at fair value with changes in fair value recognized in net income (2) public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes (3) entities to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value (4) a separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes and eliminating (1) the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and (2) the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company is currently evaluating the impact on the consolidated financial statements and related disclosures.

In February 2016, the FASB issued an update (ASU No. 2016-02, Leases) creating FASB Topic 842, Leases. The guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requiring more disclosures related to leasing transactions. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact on the consolidated financial statements and related disclosures.

In March 2016, the FASB issued an update (ASU No. 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations.) The amendments in this update affect the guidance in ASU 2014-09, Revenue from Contracts with Customers. The amendments do not change the core principal of the guidance, but rather clarify the implementation guidance on principal versus agent considerations. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company is currently evaluating the impact on the consolidated financial statements and related disclosures.

In March 2016, the FASB issued an update (ASU No. 2016-09, Stock Compensation: Improvements to Employee Share-Based Payment Accounting.) The guidance in this update affects any entity that issues share-based payment awards to its employees and is intended to simplify several aspects of the accounting for share-based payment awards including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact on the consolidated financial statements and related disclosures.

Note 2 – Investment Securities

All investment securities held at March 31, 2016 and December 31, 2015 are classified as available-for-sale.

The following tables summarize the amortized cost and fair value of the available-for-sale investment securities portfolio at March 31, 2016 and December 31, 2015 and the corresponding amounts of unrealized gains and losses therein.

	March 31, 2016
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Available-for-sale	(Dollars in thousands)
Obligations of U.S.
Government agencies	$122,090	391	(309)	122,172
Obligations of states and political subdivisions	129,823	4,922	(76)	134,669
Mortgage backed securities
U.S. GSE's* MBS - residential	120,111	1,634	(140)	121,605
U.S. GSE's* MBS - commercial	17,392	189	(1)	17,580
U.S. GSE's CMO	152,956	1,841	(340)	154,457
Corporate bonds	111,971	823	(1,012)	111,782
	$654,343	9,800	(1,878)	662,265

* Government sponsored entities

	December 31, 2015
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Available-for-sale	(Dollars in thousands)
Obligations of U.S.
Government agencies	$147,135	274	(1,433)	145,976
Obligations of states and political subdivisions	136,499	3,827	(266)	140,060
Mortgage backed securities
U.S. GSE's MBS - residential	121,646	752	(890)	121,508
U.S. GSE's MBS - commercial	21,805	125	(261)	21,669
U.S. GSE's CMO	146,782	437	(1,642)	145,577
Corporate bonds	117,666	524	(1,417)	116,773
	$691,533	5,939	(5,909)	691,563

As of March 31, 2016 and December 31, 2015, except for the U.S. Government agencies and government sponsored entities, there was no issuer who represented 10% or more of stockholders’ equity within the investment portfolio.

Proceeds from sales of securities available-for-sale and the associated gains (losses), excluding gains (losses) on called securities, for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended
	March 31,
	2016	2015
	(Dollars in thousands)
Proceeds from Sales	$51,004	$23,300
Gross Gains	463	108
Gross Losses	(227)	(51)

The amortized cost and fair value of the investment securities portfolio are shown below by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2016
	Amortized	Estimated
	cost	fair value
	(Dollars in thousands)
Available-for-sale:
One year or less	$10,923	10,957
After one year through five years	99,163	100,453
After five years through ten years	158,440	159,600
After ten years	385,817	391,255
	$654,343	662,265

The following tables summarize the investment securities with unrealized losses at March 31, 2016 and December 31, 2015, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position.

	March 31, 2016
	Less than 12 months		12 months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
Temporarily impaired	(Dollars in thousands)
Obligations of U.S.
Government agencies	$9,920	20	34,537	289	44,457	309
Obligations of states and political subdivisions	4,414	25	4,053	51	8,467	76
Mortgage backed securities
U.S. GSE's MBS - residential	8,066	39	8,144	101	16,210	140
U.S. GSE's MBS - commercial	5,325	1	—	—	5,325	1
U.S. GSE's CMO	21,401	204	8,135	136	29,536	340
Corporate bonds	18,780	88	20,887	924	39,667	1,012
	$67,906	377	75,756	1,501	143,662	1,878

	December 31, 2015
	Less than 12 months		12 months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
Temporarily impaired	(Dollars in thousands)
Obligations of U.S.
Government agencies	$57,409	388	63,971	1,045	121,380	1,433
Obligations of states and political subdivisions	21,421	235	2,794	31	24,215	266
Mortgage backed securities
U.S. GSE's MBS - residential	71,185	607	11,105	283	82,290	890
U.S. GSE's MBS - commercial	9,428	261	—	—	9,428	261
U.S. GSE's CMO	102,082	1,463	6,584	179	108,666	1,642
Corporate bonds	69,459	705	17,683	712	87,142	1,417
	$330,984	3,659	102,137	2,250	433,121	5,909

Other-Than-Temporary Impairment – March 31, 2016

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

As of March 31, 2016, the Company’s security portfolio consisted of 424 securities, 80 of which were in an unrealized loss position. Of these securities with unrealized losses, 79.50% were related to the Company’s mortgage-backed and corporate securities as discussed below.

Mortgage-backed Securities

At March 31, 2016, all of the Company’s mortgage-backed securities were issued by U.S. government-sponsored entities and agencies, primarily the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Government National Mortgage Association (“Ginnie Mae”), institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is not more likely than not that it will be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2016.

Corporate Securities

The Company holds forty-five corporate securities totaling $111,782, of which nineteen had an unrealized loss of $1,012 at March 31, 2016. Eighteen of the securities with an unrealized loss of $970 were issued by entities rated lower medium investment grade or higher. Because the decline in fair value is attributable primarily to changes in interest rates and not credit quality and because the Company does not have the intent to sell the securities and it is not more likely than not that it will be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2016.

Included in the Company’s corporate bonds is one trust preferred security with an amortized cost of $250, which had an unrealized loss of $42, resulting in a fair value of $208 at March 31, 2016. This security is not rated. Although the issuer is not in default, in January of 2011 the Company was notified that the issuer had elected to defer interest payments in accordance with the terms of the instrument. As of July of 2015, the issuer is no longer deferring interest and is current on all payments. Because the Company does not have the intent to sell this security and it is not more likely than not that it will be required to sell the security before its anticipated recovery, the Company does not consider this security to be other-than-temporarily impaired at March 31, 2016.

There were no credit losses recognized in earnings for the three month periods ended March 31, 2016 and 2015.

Note 3 – Loans

The following table summarizes loans at March 31, 2016 and December 31, 2015.

	March 31, 2016	December 31, 2015
	(Dollars in thousands)

Commercial, financial, and agricultural	$217,653	210,712
Real estate:
Commercial	381,541	366,566
Residential	236,682	229,161
Acquisition, development and construction	174,994	184,292
Consumer installment	19,097	18,584
	$1,029,967	1,009,315
Less allowance for loan losses	21,548	21,367
Less deferred loan origination fees (costs)	31	166
	$1,008,388	987,782

The following tables present the activity in the allowance for loan losses by portfolio segment as of and for the three month periods ended March 31, 2016 and 2015.

	Three Months Ended March 31, 2016
	Commercial,
	Financial, and	CRE - Owner	CRE - Non Owner	Residential	ADC	ADC
	Agricultural	Occupied	Occupied	Real Estate	CSRA	Other	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$4,908	4,667	2,709	5,027	2,469	914	673	21,367
Charge-offs	(17)	—	—	(96)	(60)	(100)	(187)	(460)
Recoveries	9	1	100	1	2	—	100	213
Provision	98	(63)	27	92	142	14	118	428
Ending balance	$4,998	4,605	2,836	5,024	2,553	828	704	21,548

	Three Months Ended March 31, 2015
	Commercial,
	Financial, and	CRE - Owner	CRE - Non Owner	Residential	ADC	ADC
	Agricultural	Occupied	Occupied	Real Estate	CSRA	Other	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$5,407	4,805	3,817	6,591	1,943	2,320	623	25,506
Charge-offs	(617)	—	—	(41)	(5)	—	(129)	(792)
Recoveries	30	1	—	11	—	29	59	130
Provision	475	567	21	(206)	(307)	(152)	149	547
Ending balance	$5,295	5,373	3,838	6,355	1,631	2,197	702	25,391

The following tables present the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2016 and December 31, 2015.

	March 31, 2016
	Commercial,
	Financial, and	CRE - Owner	CRE - Non Owner	Residential	ADC	ADC
	Agricultural	Occupied	Occupied	Real Estate	CSRA	Other	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$—	—	—	—	—	—	—	—
Collectively evaluated for impairment	4,998	4,605	2,836	5,024	2,553	828	704	21,548
	$4,998	4,605	2,836	5,024	2,553	828	704	21,548

Loans:
Individually evaluated for impairment	775	3,723	5,736	2,281	1,022	—	—	13,537
Collectively evaluated for impairment	216,878	230,010	142,072	234,401	133,860	40,112	19,097	1,016,430
	$217,653	233,733	147,808	236,682	134,882	40,112	19,097	1,029,967

	December 31, 2015
	Commercial,
	Financial, and	CRE - Owner	CRE - Non Owner	Residential	ADC	ADC
	Agricultural	Occupied	Occupied	Real Estate	CSRA	Other	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$—	—	—	—	—	—	—	—
Collectively evaluated for impairment	4,908	4,667	2,709	5,027	2,469	914	673	21,367
	$4,908	4,667	2,709	5,027	2,469	914	673	21,367

Loans:
Individually evaluated for impairment	991	3,771	6,244	1,998	2,468	—	—	15,472
Collectively evaluated for impairment	209,721	225,592	130,959	227,163	138,649	43,175	18,584	993,843
	$210,712	229,363	137,203	229,161	141,117	43,175	18,584	1,009,315

The following tables present loans individually evaluated for impairment by class of loans as of March 31, 2016 and December 31, 2015.

	March 31, 2016
	Unpaid		Allowance for	Average
	Principal	Recorded	Loan Losses	Recorded
	Balance	Investment (2)	Allocated	Investment
	(Dollars in thousands)
With no related allowance recorded: (1)
Commercial, financial, and agricultural:
Commerical	$1,932	775	—	796
Financial	—	—	—	—
Agricultural	—	—	—	—
Equity lines	—	—	—	—
Other	—	—	—	—
Commercial real estate:
Owner occupied	4,766	3,723	—	3,745
Non Owner occupied	5,998	5,736	—	5,052
Residential real estate:
Secured by first liens	2,820	2,189	—	2,234
Secured by junior liens	145	92	—	93
Acquisition, development and construction:
Residential	—	—	—	—
Other	1,363	1,022	—	1,074
Consumer	—	—	—	—
	17,024	13,537	—	12,994

With an allowance recorded:	—	—	—	—

	$17,024	13,537	—	12,994

(1) No specific allowance for credit losses is allocated to these loans since they are sufficiently collateralized or had sufficient cash flows

(2) Excludes accrued interest receivable and loan origination fees, net due to immateriality

	December 31, 2015
	Unpaid		Allowance for	Average
	Principal	Recorded	Loan Losses	Recorded
	Balance	Investment (2)	Allocated	Investment
	(Dollars in thousands)
With no related allowance recorded: (1)
Commercial, financial, and agricultural:
Commerical	$1,948	810	—	1,222
Financial	—	—	—	—
Agricultural	251	181	—	193
Equity lines	—	—	—	—
Other	—	—	—	—
Commercial real estate:
Owner occupied	4,773	3,771	—	4,656
Non Owner occupied	7,659	6,244	—	7,201
Residential real estate:
Secured by first liens	2,587	1,904	—	2,026
Secured by junior liens	147	94	—	100
Acquisition, development and construction:
Residential	—	—	—	—
Other	3,440	2,468	—	2,645
Consumer	—	—	—	—
	20,805	15,472	—	18,043

With an allowance recorded:	—	—	—	—

	$20,805	15,472	—	18,043

(1) No specific allowance for credit losses is allocated to these loans since they are sufficiently collateralized or had sufficient cash flows

(2) Excludes accrued interest receivable and loan origination fees, net due to immateriality

The following table presents interest income on impaired loans for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	Interest	Cash Basis	Interest	Cash Basis
	Income	Interest Income	Income	Interest Income
	Recognized	Recognized	Recognized	Recognized
	(Dollars in thousands)		(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$—	—	—	—
Financial	—	—	—	—
Agricultural	—	—	—	—
Equity lines	—	—	—	—
Other	—	—	—	—
Commercial real estate:
Owner occupied	5	5	3	3
Non Owner occupied	60	60	104	104
Residential real estate:
Secured by first liens	14	14	20	20
Secured by junior liens	—	—	—	—
Acquisition, development and construction:
Residential	—	—	—	—
Other	9	9	7	7
Consumer	—	—	—	—
	$88	88	134	134

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. The sum of nonaccrual loans and loans past due 90 days still on accrual will differ from the total impaired loan amount.

The following tables present the aging of the recorded investment in past due loans as of March 31, 2016 and December 31, 2015 by class of loans.

	March 31, 2016
	30 - 89 Days	90 Days or	Nonaccrual	Total	Loans Not
	Past Due	More Past Due	Loans	Past Due	Past Due	Total
	(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$1,058	—	775	1,833	134,739	136,572
Financial	—	—	—	—	4,351	4,351
Agricultural	28	—	—	28	10,343	10,371
Equity lines	35	—	88	123	40,836	40,959
Other	—	—	62	62	25,338	25,400
Commercial real estate:
Owner occupied	484	—	3,931	4,415	229,318	233,733
Non Owner occupied	430	127	2,302	2,859	144,949	147,808
Residential real estate:
Secured by first liens	2,540	—	3,394	5,934	225,779	231,713
Secured by junior liens	116	—	358	474	4,495	4,969
Acquisition, development and construction:
Residential	—	—	—	—	56,135	56,135
Other	52	—	835	887	117,972	118,859
Consumer	68	—	13	81	19,016	19,097
	$4,811	127	11,758	16,696	1,013,271	1,029,967

	December 31, 2015
	30 - 89 Days	90 Days or	Nonaccrual	Total	Loans Not
	Past Due	More Past Due	Loans	Past Due	Past Due	Total
	(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$39	—	831	870	125,735	126,605
Financial	—	—	—	—	4,678	4,678
Agricultural	—	—	182	182	10,712	10,894
Equity lines	—	—	75	75	40,536	40,611
Other	—	—	63	63	27,861	27,924
Commercial real estate:
Owner occupied	1,158	—	3,988	5,146	224,217	229,363
Non Owner occupied	226	127	2,775	3,128	134,075	137,203
Residential real estate:
Secured by first liens	2,207	—	3,192	5,399	218,742	224,141
Secured by junior liens	—	—	368	368	4,652	5,020
Acquisition, development and construction:
Residential	—	—	—	—	54,266	54,266
Other	8	—	2,537	2,545	127,481	130,026
Consumer	19	—	33	52	18,532	18,584
	$3,657	127	14,044	17,828	991,487	1,009,315

Troubled Debt Restructurings:

The Company has troubled debt restructurings (TDRs) with a balance of $10,167 and $8,636 included in impaired loans at March 31, 2016 and December 31, 2015, respectively. No specific reserves were allocated to customers whose loan terms had been modified in TDRs as of March 31, 2016 and December 31, 2015. The Company is not committed to lend additional amounts as of March 31, 2016 and December 31, 2015 to customers with outstanding loans that are classified as TDRs. The following tables present TDRs as of March 31, 2016 and December 31, 2015.

	March 31, 2016
	Number of	Recorded
	Loans	Investment
	(Dollars in thousands)
Troubled Debt Restructurings:
Commercial, financial, and agricultural:
Commerical	1	$775
Financial	-	-
Agricultural	-	-
Equity lines	-	-
Other	-	-
Commercial real estate:
Owner occupied	2	3,723
Non Owner occupied	4	4,158
Residential real estate:
Secured by first liens	9	1,044
Secured by junior liens	1	92
Acquisition, development and construction:
Residential	-	-
Other	1	375
Consumer	-	-
	18	$10,167

	December 31, 2015
	Number of	Recorded
	Loans	Investment
	(Dollars in thousands)
Troubled Debt Restructurings:
Commercial, financial, and agricultural:
Commerical	1	$810
Financial	-	-
Agricultural	-	-
Equity lines	-	-
Other	-	-
Commercial real estate:
Owner occupied	1	273
Non Owner occupied	4	4,499
Residential real estate:
Secured by first liens	10	1,140
Secured by junior liens	1	94
Acquisition, development and construction:
Residential	-	-
Other	2	1,820
Consumer	-	-
	19	$8,636

During the three months ended March 31, 2016, two loans were modified as TDRs. One modification involved a 2.25% reduction of the stated interest rate of the loan and an extension of the maturity date for 277 months while the other modification involved a 0.50% rate reduction.

No loans were modified as TDRs during the three months ended March 31, 2015.

The following table presents loans by class modified as TDRs that occurred during the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding	Number of	Outstanding	Outstanding
	Loans	Recorded Investment	Recorded Investment	Loans	Recorded Investment	Recorded Investment
	(Dollars in thousands)			(Dollars in thousands)
Troubled Debt Restructurings:
Commercial, financial, and agricultural:
Commerical	-	$-	$-	-	$-	$-
Financial	-	-	-	-	-	-
Agricultural	-	-	-	-	-	-
Equity lines	-	-	-	-	-	-
Other	-	-	-	-	-	-
Commercial real estate:
Owner occupied	1	4,508	3,452	-	-	-
Non Owner occupied	1	1,824	1,400	-	-	-
Residential real estate:
Secured by first liens	-	-	-	-	-	-
Secured by junior liens	-	-	-	-	-	-
Acquisition, development and construction:
Residential	-	-	-	-	-	-
Other	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
	2	$6,332	$4,852	-	$-	$-

There was no increase to the allowance for loan losses or resultant charge-offs on the TDRs described in the previous table during the three months ended March 31, 2016.

Charge-offs on such loans are factored into the rolling historical loss rate, which is used in the calculation of the allowance for loan losses.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no TDRs with payment defaults during the three months ended March 31, 2016 and 2015.

The terms of certain other loans were modified during the three month periods ended March 31, 2016 and 2015 that did not meet the definition of a TDR. These loans have a total recorded investment as of March 31, 2016 and 2015 of $2,563 and $2,149, respectively, and had delays in payment ranging from 30 days to 3 months in 2016 and 2015. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of March 31, 2016 and December 31, 2015, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows.

	March 31, 2016
	Pass	Watch	Substandard	Doubtful
	(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$128,778	6,086	1,708	—
Financial	4,351	—	—	—
Agricultural	7,444	2,613	314	—
Equity lines	39,854	793	312	—
Other	25,014	324	62	—
Commercial real estate:
Owner occupied	212,516	14,602	6,615	—
Non Owner occupied	135,905	5,789	6,114	—
Residential real estate:
Secured by first liens	222,449	4,470	4,794	—
Secured by junior liens	4,425	124	420	—
Acquisition, development and construction:
Residential	56,135	—	—	—
Other	110,007	7,216	1,636	—
Consumer	18,693	366	38	—
	$965,571	42,383	22,013	—

	December 31, 2015
	Pass	Watch	Substandard	Doubtful
	(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$120,385	4,469	1,751	—
Financial	4,678	—	—	—
Agricultural	7,758	2,641	495	—
Equity lines	39,576	691	344	—
Other	27,532	329	63	—
Commercial real estate:
Owner occupied	208,370	14,545	6,448	—
Non Owner occupied	124,945	5,632	6,626	—
Residential real estate:
Secured by first liens	213,167	6,370	4,604	—
Secured by junior liens	4,455	134	431	—
Acquisition, development and construction:
Residential	54,168	98	—	—
Other	119,330	7,354	3,342	—
Consumer	18,156	358	70	—
	$942,520	42,621	24,174	—

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

In determining the appropriate levels, the Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on matrix pricing which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities relationship to other benchmark quoted securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other non-observable market indicators (Level 3). The fair values of Level 3 investment securities are determined by an independent third party. These valuations are then reviewed by the Company’s Controller and Chief Accounting Officer. Discounted cash flows are calculated using spread to swap and LIBOR curves that are updated to incorporate loss severities, volatility, credit spread and optionality. During times when trading is more liquid, broker quotes are used (if available) to validate the model. Rating agency and industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into the calculations.

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

Assets and Liabilities Measured on a Recurring Basis

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as of March 31, 2016 and December 31, 2015.

	March 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Available-for-sale securities
Obligations of U.S.
Government agencies	$122,172	-	122,172	-
Obligations of states and political subdivisions	134,669	-	134,669	-
Mortgage-backed securities
U.S. GSE's MBS - residential	121,605	-	121,605	-
U.S. GSE's MBS - commercial	17,580	-	17,580	-
U.S. GSE's CMO	154,457	-	154,457	-
Corporate bonds	111,782	-	111,782	-
Total available-for-sale securities	$662,265	-	662,265	-

Loans held for sale	18,588	-	18,588	-

Mortgage banking derivatives	95	-	95	-

	$680,948	-	680,948	-

Liabilities:
Interest rate swap derivatives	2,655	-	2,655	-

	$2,655	-	2,655	-

	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Available-for-sale securities
Obligations of U.S.
Government agencies	$145,976	-	145,976	-
Obligations of states and political subdivisions	140,060	-	140,060	-
Mortgage-backed securities
U.S. GSE's MBS - residential	121,508	-	121,508	-
U.S. GSE's MBS - commercial	21,669	-	21,669	-
U.S. GSE's CMO	145,577	-	145,577	-
Corporate bonds	116,773	-	116,773	-
Total available-for-sale securities	$691,563	-	691,563	-

Loans held for sale	18,647	-	18,647	-

Mortgage banking derivatives	24	-	24	-

	$710,234	-	710,234	-

Liabilities:
Interest rate swap derivatives	2,013	-	2,013	-

	$2,013	-	2,013	-

The Company’s policy is to recognize transfers into or out of a level as of the end of the reporting period.

Transfers between Level 1 and Level 2:

No securities were transferred between Level 1 and Level 2 during the three months ended March 31, 2016 and 2015.

Transfers between Level 2 and Level 3:

No securities were transferred between Level 2 and Level 3 during the three months ended March 31, 2016. During the three months ended March 31, 2015, one corporate security was transferred out of Level 3 and into Level 2 based on observable market data for this security due to increased market activity for this security. This security with a market value of $138 as of March 31, 2015 was transferred on March 31, 2015.

During the three months ended March 31, 2016 and the year ended December 31, 2015, there were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

The following table presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2015.

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

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2016 and December 31, 2015 are summarized below.

	March 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired loans (1)	$4,627	-	-	4,627

Other real estate owned	360	-	-	360

	$4,987	-	-	4,987

(1) Includes loans directly charged down to fair value.

	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired loans (1)	$10,171	-	-	10,171

Other real estate owned	360	-	-	360

	$10,531	-	-	10,531

(1) Includes loans directly charged down to fair value.

The following represents impairment charges recognized during the period:

Impaired loans, which are measured for impairment using the fair value of collateral for collateral dependent loans, had a recorded investment of $4,627, resulting in an additional provision for loan losses of $34 for the three months ended March 31, 2016.

As of December 31, 2015, impaired loans had a recorded investment of $10,171, resulting in an additional provision for loan losses of $3,342 for the year ending 2015.

Other real estate owned was $360 which consisted of the outstanding balance of $607, less a valuation allowance of $247. There were no write downs on this property for the three months ended March 31, 2016.

As of December 31, 2015, other real estate owned was $360 which consisted of the outstanding balance of $607, less a valuation allowance of $247. There were no write downs on this property during the year ended 2015.

The following tables present quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2016 and December 31, 2015.

	Mar. 31,	Valuation	Unobservable	Range
	2016	Techniques	Inputs	(Weighted Avg)
	(Dollars in thousands)

Impaired loans	$4,627	sales comparison	adjustment for differences between the comparable sales	0.00% - 70.99% (14.44%)

		income approach	capitalization rate	8.25% - 10.82% (9.70%)

Other real estate owned	360	sales comparison	adjustment for differences between the comparable sales	11.00% - 25.00% (18.00%)

	Dec. 31,	Valuation	Unobservable	Range
	2015	Techniques	Inputs	(Weighted Avg)
	(Dollars in thousands)

Impaired loans	$10,171	sales comparison	adjustment for differences between the comparable sales	0.00% - 70.99% (15.71%)

		income approach	capitalization rate	8.25% - 10.82% (9.69%)

		income approach	discount rate	4.75%

		liquidation value

Other real estate owned	360	sales comparison	adjustment for differences between the comparable sales	11.00% - 25.00% (18.00%)

Fair Value Option:

The Company has elected the fair value option for loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. None of these loans are past due 90 days or more or on nonaccrual as of March 31, 2016 and December 31, 2015.

As of March 31, 2016 and December 31, 2015, the aggregate fair value, unpaid principal balance (including accrued interest), and gain or loss was as follows:

	Mar. 31, 2016	Dec. 31, 2015
	(Dollars in thousands)

Aggregate fair value	$18,588	18,647
Unpaid principal balance	18,134	18,345
Gain	456	303

Interest income on loans held for sale is recognized based on contractual rates and is reflected in loan interest income in the consolidated statements of comprehensive income. The following table details gains and losses from changes in fair value included in earnings for three months ended March 31, 2016 and 2015 for loans held for sale.

	Three Months Ended
	March 31,
	2016	2015
	(Dollars in thousands)
Change in fair value	$153	9

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

The fair value of loans is calculated using discounted cash flows by loan type resulting in a Level 3 classification. The discount rate used to determine the present value of the loan portfolio is an estimated market rate that reflects the credit and interest rate risk inherent in the loan portfolio without considering widening credit spreads due to market illiquidity. The estimated maturity is based on the Company’s historical experience with repayments adjusted to estimate the effect of current market conditions. The carrying amount of related accrued interest receivable, due to its short term nature, approximates its fair value, is not significant and is not disclosed. The fair value of loans held for sale is estimated based upon binding contracts and quotes from third party investors resulting in a Level 2 classification. The allowance for loan losses is considered a reasonable discount for credit risk. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

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

The carrying amounts and estimated fair values of the Company’s financial instruments at March 31, 2016 and December 31, 2015, not previously presented, are as follows:

	March 31, 2016
	Carrying	Fair Value Measurements
	amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$90,717	90,717	90,717	-	-
Loans, net	1,003,761	1,007,306	-	-	1,007,306
Restricted equity securities	5,478	N/A
Financial liabilities:
Deposits with stated maturities	342,977	344,145	-	344,145	-
Deposits without stated maturities	1,225,476	1,225,476	1,225,476	-	-
Securities sold under repurchase agreements	763	763	763	-	-
Advances from FHLB	90,000	91,959	-	91,959	-
Subordinated debentures	20,000	15,121	-	-	15,121

	December 31, 2015
	Carrying	Fair Value Measurements
	amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$42,917	42,917	42,917	-	-
Loans, net	977,611	981,011	-	-	981,011
Restricted equity securities	5,169	N/A
Financial liabilities:
Deposits with stated maturities	333,345	334,920	-	334,920	-
Deposits without stated maturities	1,195,735	1,195,735	1,195,735	-	-
Securities sold under repurchase agreements	15,684	15,691	15,691	-	-
Advances from FHLB	85,000	86,854	-	86,854	-
Subordinated debentures	20,000	15,065	-	-	15,065

Note 5 – Stock-Based Compensation

The Company’s 2006 Long Term Incentive Plan provides for the issuance of restricted stock awards to officers and directors. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date.

On March 19, 2014, the Compensation Committee of the Company approved grants of 63,000 shares to certain of its directors and executive officers. The fair value of the stock was determined using the closing price on date of grant. The shares vest in equal one-third increments on each of February 1, 2015; February 1, 2016; and February 1, 2017. For the three months ended March 31, 2016 and 2015, the Company recognized $117 in compensation expense related to the restricted stock awards.

A summary of changes in the Company’s nonvested shares for the three month period ended March 31, 2016 is as follows:

		Weighted Avg
	Number of	Grant-Date
	Shares	Fair Value

Nonvested at January 1, 2016	42,000	$21.60
Granted	-	-
Vested	(21,000)	21.60
Forfeited	-	-
Nonvested at March 31, 2016	21,000	$21.60

As of March 31, 2016, there was $389 of total unrecognized compensation cost related to nonvested shares granted under the Plan. This cost is being recognized over a period of ten months.

The total fair value of shares vested during the three month period ended March 31, 2016 was $693 based on the market price as of the vesting date.

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

Summary information about the interest rate swaps designated as cash flow hedges as of March 31, 2016 and December 31, 2015 is as follows:

	March 31, 2016	December 31, 2015
	(Dollars in thousands)
Notional Amounts	$10,000	$10,000
Weighted average pay rates	5.35%	5.35%
Weighted average receive rates	2.03%	1.91%
Weigted average maturity	12.83 years	13.08 years
Unrealized losses	$2,655	$2,013

The swaps were forward starting and had effective dates of March 15, 2012 and June 15, 2012. Interest expense recorded on these swap transactions totaled $86 and $92 for the three months ended March 31, 2016 and 2015, respectively, and is reported as a component of interest expense in other borrowings.

If the fair value falls below specified levels, the Company is required to pledge collateral against these derivative contract liabilities. As of March 31, 2016, the Company had pledged $2,809 with the counterparty. Under certain circumstances, including a downgrade of its credit rating below specified levels, the counterparty is required to pledge collateral against these derivative contract liabilities. As of March 31, 2016, no collateral had been pledged by the counterparty.

Note 7 – Other Comprehensive Income (Loss)

Other comprehensive income (loss) for the Company consists of changes in net unrealized gains and losses on investment securities available-for-sale and interest rate swap derivatives. The following tables present a summary of the accumulated other comprehensive income (loss) balances, net of tax, as of March 31, 2016 and 2015.

	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)
Balance, December 31, 2015	$(1,229)	$18	$(1,211)
Current Year change	(393)	4,822	4,429
Balance, March 31, 2016	$(1,622)	$4,840	$3,218

	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)
Balance, December 31, 2014	$(1,197)	$1,268	$71
Current Year change	(223)	2,569	2,346
Balance, March 31, 2015	$(1,420)	$3,837	$2,417

The following table presents reclassifications out of accumulated other comprehensive income (loss).

	Three Months Ended March 31,
	2016	2015
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount reclassified from Accumulated Other Comprehensive Income	Amount reclassified from Accumulated Other Comprehensive Income	Affected line item in the Statement where Net Income is presented
(Dollars in thousands)
Unrealized gains and losses on available-for-sale securities
	$236	$57	Investment securities gains (losses), net
	(75)	(18)	Tax expense
	$161	$39	Net of tax

Note 8 – Dividends

On January 21, 2016, the Company declared a quarterly cash dividend of $0.16 per share on outstanding shares. The dividend was paid on February 19, 2016 to shareholders of record as of February 5, 2016.

On April 20, 2016, the Company declared a quarterly cash dividend of $0.16 per share on outstanding shares. The dividend is payable on May 20, 2016 to shareholders of record as of May 6, 2016.

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

The Company’s services include the origination of residential and commercial real estate loans, construction and development loans, and commercial and consumer loans. The Company also offers a variety of deposit programs, including noninterest-bearing demand, interest checking, money management, savings, and time deposits. In its primary market area, the Augusta-Richmond County, GA-SC metropolitan area, the Company had 19.45% of all deposits and was the second largest depository institution and the largest locally based institution at June 30, 2015, as cited from the Federal Deposit Insurance Corporation’s (“FDIC”) website. Securities sold under repurchase agreements are also offered. Additional services include wealth management, trust, retail investment, and mortgage. As a matter of practice, most mortgage loans are sold in the secondary market; however, some mortgage loans are placed in the portfolio based on asset/liability management strategies. The Company continues to concentrate on increasing its market share through various new deposit and loan products and other financial services and by focusing on its customer relationship management philosophy. The Company is committed to building life-long relationships with its customers, employees, shareholders, and the communities it serves.

The Company’s primary source of income is from its lending activities, followed by interest income from its investment activities, service charges and fees on deposits and gain on sales of mortgage loans in the secondary market. Interest income on loans including loans held for sale increased $429 or 3.72% for the first three months of 2016 as compared to the first three months of 2015 and was due to higher average balances of loans offset somewhat by lower yields. Interest income on investment securities increased $202 or 5.54% due to both increased volume and rate. Gain on sales of loans increased $134 or 8.62% due primarily to increased mortgage originations and refinancing activity during the first three months of the year.

Table 1 - Selected Financial Data

	March 31,	December 31,	March 31,
	2016	2015	2015
	(Dollars in thousands)

Assets	1,877,275	$1,840,365	$1,803,344
Investment securities	662,265	691,563	675,321
Loans	1,029,936	1,009,149	970,307
Deposits	1,568,453	1,529,080	1,537,019

Annualized return on average total assets	1.03%	1.08%	0.97%
Annualized return on average equity	10.82%	11.87%	10.82%

Annualized return on average total assets was 1.03% for the three months ended March 31, 2016, an increase from 0.97% for the same period last year and annualized return on average equity was 10.82% for the three months ended March 31, 2016 and March 31, 2015. Net income for the three months ended March 31, 2016 was $4,696 compared to $4,206 for the same period in 2015.

Table 2 highlights significant changes in the balance sheet at March 31, 2016 as compared to December 31, 2015. Total assets increased $36,910 and reflect increases in cash and equivalents of $47,800 and loans of $20,787. Partially offsetting these increases were investment securities which decreased $29,298. Total liabilities increased $28,630 and reflect increases in deposits of $39,373 and advances from FHLB of $5,000 offset by a $14,921 decrease in securities sold under repurchase agreements. Stockholders’ equity increased $8,280 and was due primarily to an increase in accumulated other comprehensive income, net of $4,429 and an increase in retained earnings of $3,617.

Table 2 - Selected Balance Sheet Data

	March 31,	December 31,	Variance
	2016	2015	Amount	%
	(Dollars in thousands)
Cash, due from banks and interest-bearing deposits	$90,717	$42,917	$47,800	111.38%
Investment securities	662,265	691,563	(29,298)	(4.24)%
Loans	1,029,936	1,009,149	20,787	2.06%
Other real estate owned	655	360	295	81.94%
Deferred tax asset	11,094	13,958	(2,864)	(20.52)%
Assets	1,877,275	1,840,365	36,910	2.01%
Deposits	1,568,453	1,529,080	39,373	2.57%
Securities sold under repurchase agreements	763	15,684	(14,921)	(95.14)%
Advances from Federal Home Loan Bank	90,000	85,000	5,000	5.88%
Liabilities	1,699,082	1,670,452	28,630	1.71%
Stockholders' equity	178,193	169,913	8,280	4.87%

The Company meets its liquidity needs by managing cash and due from banks, federal funds purchased and sold, maturity of investment securities, principal repayments from mortgage-backed securities, and draws on lines of credit. Additionally, liquidity can be managed through structuring deposit and loan maturities. The Company funds loan and investment growth with core deposits, securities sold under repurchase agreements, FHLB advances and other wholesale funding including brokered certificates of deposit. During inflationary periods, interest rates generally increase and operating expenses generally rise. When interest rates rise, variable rate loans and investments produce higher earnings; however, deposit and other borrowings interest expense also rise. The Company monitors its interest rate risk as it applies to net interest income in various simulations up and down 400 basis points (4.00%) and as it applies to economic value of equity in a shock up and down 400 basis points scenario. The Company monitors operating expenses through responsibility center budgeting.

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

Fair Value of Financial Instruments

A significant portion of the Company’s assets are financial instruments carried at fair value. This includes securities available-for-sale, loans held for sale, certain impaired loans, mortgage banking derivatives and other real estate owned. At March 31, 2016 and December 31, 2015 the percentage of total assets measured at fair value was 36.54% and 39.16%, respectively. The majority of assets carried at fair value are based on either quoted market prices or market prices for similar instruments. At March 31, 2016, 0.73% of assets measured at fair value were based on significant unobservable inputs. This consisted primarily of impaired loans and other real estate owned and represents approximately 0.27% of the Company’s total assets. See Note 4 “Fair Value Measurements” in the “Notes to Consolidated Financial Statements” herein for additional disclosures regarding the fair value of financial instruments.

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

Investment Securities

The fair values for available-for-sale securities are generally based upon quoted market prices or observable market prices for similar instruments. These values take into account recent market activity as well as other market observable data such as interest rate, spread and prepayment information. When market observable data is not available, which generally occurs due to the lack of liquidity for certain securities, the valuation of the security is subjective and may involve substantial judgment. The Company conducts periodic reviews to identify and evaluate each available-for-sale security that has an unrealized loss for other-than-temporary impairment. An unrealized loss exists when the fair value of an individual security is less than its amortized cost basis. The primary factors the Company considers in determining whether an impairment is other-than-temporary are the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and whether the Company intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis. As of March 31, 2016, the Company had no securities valued using unobservable inputs (Level 3).

Results of Operations

Net income for the first three months of 2016 was $4,696, an increase of $490 or 11.65% compared with net income of $4,206 for the first three months of 2015. Increases in net interest income, investment securities gains, gain on sales of loans, and reduced provision for loan losses were partially offset by increased operating expenses.

Total other comprehensive income for the first three months of 2016 was $4,429 compared to $2,346 in the first three months of 2015. The change was due primarily to an increase in the unrealized gain on securities available-for-sale of $3,865 during the three months ended March 31, 2016 as compared to the same period last year which was caused by a decrease in market interest rates and therefore an increase in the market value of the portfolio.

Noninterest income increased $496 or 10.51% for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 and resulted primarily from increases in investment securities gains, net of $179 and gain on sales of loans of $134.

Noninterest expense totaled $11,712 for the three months ended March 31, 2016, an increase of $647, or 5.85% compared to the same period ended March 31, 2015. The change was primarily due to an increase in salaries and other personnel expense of $185 due to salary increases and benefit accruals.

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

Table 3 - Average Balances, Income and Expenses, Yields and Rates

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Average Amount	Annualized Average Yield or Rate	Amount Paid or Earned	Average Amount	Annualized Average Yield or Rate	Amount Paid or Earned
	(Dollars in thousands)
Interest-earning assets:
Loans	1,016,873	4.60%	11,786	967,594	4.73%	11,402
Loans held for sale	20,559	3.28%	168	15,481	3.22%	123
Investment securities
Taxable	540,048	2.24%	3,026	541,684	2.19%	2,964
Tax-exempt	111,619	2.95%	823	92,421	2.96%	683
Interest-bearing deposits in other banks	15,409	0.96%	37	12,316	0.56%	17
Total interest-earning assets	$1,704,508	3.70%	$15,840	$1,629,496	3.74%	$15,189

Interest-bearing liabilities:
Deposits	$1,294,348	0.43%	$1,375	$1,292,351	0.46%	$1,460
Securities sold under repurchase agreements	5,457	0.73%	10	3,078	0.39%	3
Other borrowings	107,987	2.33%	626	84,000	3.08%	638
Total interest-bearing liabilities	$1,407,792	0.57%	$2,011	$1,379,429	0.62%	$2,101

Net interest margin/income:		3.23%	$13,829		3.22%	$13,088

Net interest income increased $741 (5.66%) during the three month period ended March 31, 2016 as compared to the same period in 2015 and resulted from higher levels of interest earning assets and lower rates paid on deposits and other borrowings.

Loan interest income increased $384 (3.37%) in the three month period as compared to the same period in the prior year. The change resulted primarily from a $49,279 increase in average loans and a decrease in yields from 4.73% to 4.60%. Interest on loans held for sale increased $45 and resulted primarily from a $5,078 increase in average loans and an increase in yields from 3.22% to 3.28%.

Interest income on taxable investment securities increased $62 or 2.09% and interest income on tax-exempt investment securities increased $140 or 20.50%. The increases were due primarily to volume for tax-exempt securities and rate for taxable securities. Average taxable investment balances decreased $1,636 or 0.30% and average tax-exempt balances increased $19,198 or 20.77%. The average yield on the taxable investment portfolio increased from 2.19% in the first quarter of 2015 to 2.24% in the first quarter of 2016 and the average yield on the tax-exempt investment portfolio declined from 2.96% in the first quarter of 2015 to 2.95% in the first quarter of 2016.

Total interest income increased $651 (4.29%) and average yields on interest-earning assets decreased from 3.74% in 2015 to 3.70% in 2016.

Deposit interest expense decreased $85 (5.82%) in the three month period as compared to the same period in the prior year, primarily as a result of lower rates paid on deposits offset in part by an increase in average deposits of $1,997. Due to these reductions and the low interest rate environment, the annualized average rate of interest bearing liabilities decreased from 0.62% in the first quarter of 2015 to 0.57% in the first quarter of 2016.

The Company’s net interest margin for the three months ended March 31, 2016 increased one basis point to 3.23% compared to 3.22% for the three months ended March 31, 2015. The increase in the net interest margin was due primarily to reduced liability costs.

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

Table 4 - Rate/Volume Analysis

	Three Months Ended March 31, 2016
	compared to Three Months ended March 31, 2015
	Increase (Decrease) due to
	Volume	Rate	Combined	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	581	(187)	(10)	384
Loans held for sale	40	4	1	45
Investment securities
Taxable	(9)	71	-	62
Tax-exempt	142	(2)	-	140
Interest-bearing deposits in other banks	4	13	3	20
Total interest-earning assets	758	(101)	(6)	651

Interest-bearing liabilities:
Deposits	2	(87)	-	(85)
Securities sold under repurchase agreements	2	3	2	7
Other borrowings	182	(151)	(43)	(12)
Total interest-bearing liabilities	186	(235)	(41)	(90)

Net change in net interest income				$741

Provision for Loan Losses

The provision for loan losses is the charge to operating earnings necessary to maintain the allowance for loan losses at a level which, in management’s estimate, is adequate to cover the estimated amount of probable incurred losses in the loan portfolio. A provision for loan losses totaling $428 was recognized for the three months ended March 31, 2016 compared to provision for loan losses of $547 for the three months ended March 31, 2015. See “Allowance for Loan Losses” for further analysis of the provision for loan losses.

Noninterest Income

Table 5 - Noninterest Income

	Three Months Ended
	March 31,		Variance
	2016	2015	Amount	%
(Dollars in thousands)
Service charges and fees on deposits	$1,765	$1,744	$21	1.20%
Gain on sales of loans	1,688	1,554	134	8.62%
Investment securities gains, net	236	57	179	314.04%
Retail investment income	538	526	12	2.28%
Trust service fees	354	336	18	5.36%
Earnings from cash surrender value of bank-owned life insurance	329	278	51	18.35%
Miscellaneous income	305	224	81	36.16%
Total noninterest income	$5,215	$4,719	$496	10.51%

Noninterest income increased $496 (10.51%) during the three month period ended March 31, 2016 as compared to the same period in 2015. The change was mostly due to an increase in investment securities gains, net of $179 (314.04%) and gain on sales of loans of $134 (8.62%).

Noninterest Expense

Table 6 - Noninterest Expense

	Three Months Ended
	March 31,		Variance
	2016	2015	Amount	%
	(Dollars in thousands)
Salaries and other personnel expense	$6,772	$6,587	$185	2.81%
Occupancy expenses	1,091	1,018	73	7.17%
Marketing & business development	627	497	130	26.16%
Processing expense	939	827	112	13.54%
Legal and professional fees	465	412	53	12.86%
Data processing expense	440	389	51	13.11%
FDIC insurance	231	241	(10)	(4.15)%
Communications expense	288	263	25	9.51%
Gain on sale of other real estate, net	-	(67)	67	(100.00)%
Provision for other real estate losses	-	1	(1)	(100.00)%
Loan costs (excluding OREO)	212	274	(62)	(22.63)%
Other operating expenses	647	623	24	3.85%
Total noninterest expense	$11,712	$11,065	$647	5.85%

Noninterest expense increased $647 (5.85%) during the three month period ended March 31, 2016 as compared to the same period in 2015. The increase was mainly due to salaries and other personnel expense which increased $185 (2.81%) due to salary increases and increased retirement, incentive and other benefit plan costs and higher commission expense. In addition, marketing & business development expense increased $130 (26.16%) due to increased sponsorships and processing expense increased $112 (13.54%) due increased investment in technology.

Income Taxes

The Company recognized income tax expense of $2,208 for the three months ended March 31, 2016 as compared to an income tax expense of $1,989 for the same period in 2015. The effective income tax rate for the three months ended March 31, 2016 was 31.98% compared to 32.11% for the three months ended March 31, 2015. The primary reason for the decrease in the effective tax rate as compared to the same period in 2015 is due to higher levels of tax exempt interest income and an increase in state tax credits utilized.

Loans

The following table presents the composition of the Company’s loan portfolio as of March 31, 2016 and December 31, 2015.

Table 7 - Loan Portfolio Composition

	March 31, 2016		December 31, 2015
	Amount	%	Amount	%
	(Dollars in thousands)
Commercial, financial and agricultural	$217,653	21.13%	$210,712	20.88%
Real estate
Commercial	381,541	37.05%	366,566	36.32%
Residential	236,682	22.98%	229,161	22.71%
Acquisition, development and construction	174,994	16.99%	184,292	18.26%
Total real estate	793,217	77.02%	780,019	77.29%
Consumer
Direct	18,363	1.78%	17,947	1.78%
Revolving	734	0.07%	637	0.06%
Total consumer	19,097	1.85%	18,584	1.84%
Deferred loan origination fees	(31)	(0.00)%	(166)	(0.01)%
Total	$1,029,936	100.00%	$1,009,149	100.00%

At March 31, 2016, 77.02% of the loan portfolio is comprised of real estate loans. Commercial, financial and agricultural loans comprise 21.13%, and consumer loans comprise 1.85% of the portfolio.

Commercial real estate (“CRE”) comprises 37.05% of the loan portfolio and consists of both non-owner occupied and owner occupied properties, where the operations of the commercial entity provide the necessary cash flow to service the debt. For this portion of the real estate loan portfolio, repayment is generally not dependent upon the sale of the real estate held as collateral. Acquisition, development and construction (“ADC”) loans comprise 16.99% of the loan portfolio. The Company carefully monitors the loans in this category since the repayment of these loans is generally dependent upon the sale of the real estate in the normal course of business and can be impacted by national and local economic conditions. The residential category, 22.98% of the portfolio, represents those loans that the Company chooses to maintain in its portfolio rather than selling into the secondary market for marketing and competitive reasons and commercial loans secured by residential real estate.

The Company has no large loan concentrations to individual borrowers. Unsecured loans at March 31, 2016 totaled $33,818.

Interest reserves are established for certain ADC loans and certain CRE loans with major renovations based on the feasibility of the project, the timeframe for completion, the creditworthiness of the borrower and guarantors, and collateral. An interest reserve allows the borrower’s interest cost to be capitalized and added to the loan balance. As a matter of practice GB&T does not generally establish loan funded interest reserves on ADC or CRE loans; however, the Company’s loan portfolio includes five loans with interest reserves at March 31, 2016. The following table details the loans and accompanying interest reserves as of March 31, 2016.

	March 31, 2016
		Reserves
	Balance	Approved	Advanced	Remaining
	(Dollars in thousands)

Loan 1	$5,987	62	62	-
Loan 2	3,554	100	19	81
Loan 3	1,079	35	8	27
Loan 4	7,042	108	108	-
Loan 5	962	35	4	31

These ADC and CRE loans have not been renewed or restructured and, as of March 31, 2016, are not on nonaccrual.

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

Nonperforming Assets

Non-performing assets include nonaccrual loans, restructured loans, and other real estate owned. Table 8 shows the current and prior period amounts of non-performing assets. Non-performing assets were $15,738 at March 31, 2016, compared to $17,766 at December 31, 2015 and $19,961 at March 31, 2015. The change from March 2015 to March 2016 was due primarily to a $3,011 decrease in restructured loans and a net decrease of $912 in nonaccrual loans.

At March 31, 2016 and December 31, 2015 there were $127 of loans past due 90 days or more and still accruing interest. There were no loans past due 90 days or more and still accruing interest at March 31, 2015.

Troubled debt restructurings (TDRs) are troubled loans in which the original terms have been modified in favor of the borrower and either principal or interest has been forgiven due to deterioration in the borrower’s financial condition. There was $10,167 in TDRs at March 31, 2016, of which $6,842 were on nonaccrual status. TDRs totaled $8,636 at December 31, 2015, of which $5,274 were on nonaccrual status, and $9,550 at March 31, 2015, of which $3,214 were on nonaccrual status.

Table 8 - Non-Performing Assets

	March 31, 2016	December 31, 2015	March 31, 2015
	(Dollars in thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$925	$1,151	$1,854
Real Estate:
Commercial	6,233	6,763	1,806
Residential	3,752	3,560	3,294
Acquisition, development and construction	835	2,537	5,604
Consumer	13	33	112
Total Nonaccrual loans	11,758	14,044	12,670
Restructured loans (1)	3,325	3,362	6,336
Other real estate owned	655	360	955
Total Non-performing assets	$15,738	$17,766	$19,961

Loans past due 90 days or more and still accruing interest	$127	$127	$-

Non-performing assets to total assets	0.84%	0.97%	1.11%

Non-performing assets to period end loans and OREO	1.53%	1.76%	2.06%

Allowance for loan loss to period end nonaccrual loans	183.26%	152.14%	200.40%

(1) Restructured loans on nonaccrual status at period end are included under nonaccrual loans in the table.

The ratio of non-performing assets to total loans and other real estate was 1.53% at March 31, 2016 compared to 1.76% at December 31, 2015 and 2.06% at March 31, 2015. The ratio of allowance for loan losses to total nonaccrual loans was 183.26% at March 31, 2016 compared to 152.14% at December 31, 2015 and 200.40% at March 31, 2015. The resolution of non-performing assets continues to be a priority of management.

Nonaccrual loans decreased $912 (7.20%) from March 31, 2015 due primarily to a decline in nonaccrual ADC loans, which decreased $4,769. Partially offsetting this decrease was an increase in nonaccrual CRE loans of $4,427.

The decrease in nonaccrual ADC loans since March 31, 2015 was due primarily to the repayment of a $4,544 participation loan made to finance a retail center that was sold in the second quarter of 2015. The increase in nonaccrual CRE was due to one troubled loan and one impaired loan that moved to nonaccrual status during the last half of the 2015.

The following table provides further information regarding the Company’s most significant nonaccrual loans.

Table 9 - Nonaccrual Loans
			Nonaccrual					Appraisal	Appraised
	Balance	Originated	Date	Trigger	Collateral	Allowance	Method	Date	Value
	(Dollars in thousands)
Commercial real estate	$1,400	01/06/11	09/18/15	financial condition	motel	-	collateral value	09/15	$2,050
Commercial real estate	3,452	01/17/12	12/21/15	financial condition	land & gym	-	income approach	12/11	8,000
	$4,852
Other, net	6,906

Nonaccrual loans at March 31, 2016	$11,758

The following table presents a roll forward of other real estate owned for the three month periods ended March 31, 2016 and 2015, respectively.

Table 10 - Other Real Estate Owned

	2016	2015
	(Dollars in thousands)
Beginning balance, January 1	$360	$1,107
Additions	295	303
Increase in valuation allowance	-	(1)
Sales	-	(598)
Deferred gain on sale of OREO	-	77
Gain on sale of OREO	-	67
Ending balance, March 31	$655	$955

The following table provides details of other real estate owned as of March 31, 2016, December 31, 2015 and March 31, 2015, respectively.

	March 31, 2016	December 31, 2015	March 31, 2015
	(Dollars in thousands)
Other Real Estate:
Real Estate
Commercial	$-	$-	$378
Residential	265	-	74
Acquisition, development and construction	637	607	822
	902	607	1,274

Valuation allowance	(247)	(247)	(319)
	$655	$360	$955

The change in other real estate owned is due to the continuing process of resolving problem loans. In the first three months of 2016, additions to other real estate owned totaled $295 compared to $303 for the same period in 2015. There were no sales of other real estate for the three months ended March 31, 2016 compared to $598 for the three months ended March 31, 2015.

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

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management’s analysis of risk in the loan portfolio. Loans determined to be uncollectible are charged to the allowance for loan losses and subsequent recoveries are added to the allowance. A provision for losses in the amount of $428 was charged to expense for the three months ended March 31, 2016 compared to provision of $547 for the three months ended March 31, 2015.

At March 31, 2016 the ratio of allowance for loan losses to period end loans was 2.09% compared to 2.12% at December 31, 2015 and 2.62% at March 31, 2015. The decline in overall level of allowance as a percentage of the portfolio is due in part to the decline in the average historical net loss rate and the level of recoveries during the quarter. (see Note 1 — ALLL Methodology in the Notes to Consolidated Financial Statements).

For the three months ended March 31, 2016 charge-offs net of recoveries totaled $247 on all loans. This included charge-offs net of recoveries of $158 for ADC loans, $8 for commercial, financial and agricultural loans, $95 for residential real estate loans s. These were partially offset by recoveries net of charge-offs of $101 for CRE loans and $19 for consumer loans. The provisions for loan losses allocated to individual portfolio segments are affected by the calculation of average historical net loss rate factors and by the internal and external qualitative factors within each category.

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

Liquidity and Capital Resources

The Company has maintained adequate liquidity to meet operating and loan funding requirements. The loan to deposit ratio at March 31, 2016 was 65.67% compared to 66.00% at December 31, 2015 and 63.13% at March 31, 2015. Deposits at March 31, 2016 and December 31, 2015 include $170,724 and $159,180 of brokered certificates of deposit, respectively. GB&T has also utilized borrowings from the FHLB. GB&T maintains a line of credit with the FHLB approximating 10% of its total assets. FHLB advances are collateralized by eligible first mortgage loans and CRE loans. FHLB advances totaled $90,000 at March 31, 2016. GB&T maintains repurchase lines of credit with SunTrust Robinson Humphrey, Atlanta, Georgia, for advances up to $30,000, of which none was outstanding at March 31, 2016 and a $10,000 repurchase line of credit with CenterState Bank, Orlando, Florida, of which none was outstanding at March 31, 2016. GB&T has a federal funds purchased accommodation with SunTrust Bank, Atlanta, Georgia for advances up to $10,000, of which none was outstanding at March 31, 2016 and a federal funds purchased accommodation with CenterState Bank, Orlando, Florida, for advances up to $10,000, of which none was outstanding at March 31, 2016. The Company also maintains a borrowing facility at the Federal Reserve Bank, under the Borrower-In-Custody Program, of which none was outstanding at March 31, 2016. Additionally, liquidity needs can be supplemented by the structuring of the maturities of investment securities and the pricing and maturities on loans and deposits offered to customers. The Company also uses retail securities sold under repurchase agreements to fund operations. Retail securities sold under repurchase agreements were $763 at March 31, 2016.

Stockholders’ equity to total assets was 9.49% at March 31, 2016 compared to 9.23% at December 31, 2015 and 8.93% at March 31, 2015. The capital of the Company exceeded all required regulatory guidelines at March 31, 2016. The Company’s common equity Tier 1, Tier 1 risk-based, total risk-based and Tier 1 leverage capital ratios were 13.69%, 15.26%, 16.51%, and 10.65%, respectively, at March 31, 2016.

The following table reflects the current regulatory capital levels in more detail, including comparisons to the regulatory minimums.

Table 11 - Regulatory Capital Requirements

March 31, 2016

					To be well capitalized
			For capital adequacy		under prompt corrective
	Actual		purposes (1)		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Southeastern Bank Financial Corporation
Risk-based capital:
Common equity tier 1 capital	$174,835	13.69%	$65,448	5.125%	N/A	N/A
Tier 1 capital	194,835	15.26%	84,604	6.625%	N/A	N/A
Total capital	210,866	16.51%	110,144	8.625%	N/A	N/A
Tier 1 leverage ratio	194,835	10.65%	73,211	4.00%	N/A	N/A

Georgia Bank & Trust Company:
Risk-based capital:
Common equity tier 1 capital	$182,155	14.30%	$65,290	5.125%	$82,807	6.50%
Tier 1 capital	182,155	14.30%	84,400	6.625%	101,917	8.00%
Total capital	198,149	15.55%	109,879	8.625%	127,396	10.00%
Tier 1 leverage ratio	182,155	9.97%	82,179	4.50%	91,311	5.00%

(1) Risk-based capital includes a capital conservation buffer of 0.625%.

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

Commitments and Contractual Obligations

The Company is party to lines of credit with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. Lines of credit are unfunded commitments to extend credit. These instruments involve, in varying degrees, exposure to credit and interest rate risk in excess of the amounts recognized in the financial statements. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for unfunded commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Company evaluates ADC loans for the percentage completed before extending additional credit. The Company follows the same credit policies in making commitments and contractual obligations as it does for on-balance sheet instruments.

Unfunded commitments to extend credit where contractual amounts represent potential credit risk totaled $220,921 at March 31, 2016. This includes standby letters of credit of $4,905 at March 31, 2016. These commitments are primarily at variable interest rates.

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

Table 12 - Commitments and Contractual Obligations

	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(Dollars in thousands)
Lines of credit (1)	$216,016	-	-	-
Standby letters of credit (1)	4,905	-	-	-
Lease agreements	301	306	70	-
Deposits	1,455,648	95,103	17,702	-
Securities sold under repurchase agreements	763	-	-	-
Salary continuation agreements	264	1,335	1,674	34,171
FHLB advances	15,000	69,000	6,000	-
Subordinated debentures	-	-	-	20,000
Total commitments and contractual obligations	$1,692,897	$165,744	$25,446	$54,171

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2016, there were no substantial changes in the interest rate sensitivity analysis or the sensitivity of market value of portfolio equity for various changes in interest rates calculated as of December 31, 2015. A detailed discussion of market risk is provided in the Company’s 2015 Annual Report on Form 10-K.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect its business, financial condition or future results. There are no material changes from the factors previously disclosed in the Company’s Annual Report on Form 10-K. The risks described in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to management or that management currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information regarding the Company’s purchases of its common stock on a monthly basis during the first quarter of 2016.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Appropriate Dollar Value) of Shares Yet To Be Purchased Under the Plans or Programs (1)
January 1 through January 31, 2016	-	-	-	299,454
February 1 through February 29, 2016	-	-	-	299,454
March 1 through March 31, 2016	-	-	-	299,454
Total	-	-	-	299,454

(1) On October 15, 2014, the Company’s Board of Directors announced the commencement of a stock repurchase program (the “2014 Program”), pursuant to which it will, from time to time, repurchase up to 300,000 shares of its outstanding common stock in the open market or in private transactions. The 2014 Program does not have a stated expiration date.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 in XBRL (eXtensible Business Reporting Language).

SOUTHEASTERN BANK FINANCIAL CORPORATION

Form 10-Q Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Date: April 29, 2016	By:	/s/ Darrell R. Rains
Darrell R. Rains
Executive Vice President, Chief
Financial Officer (Duly Authorized
Officer of Registrant and Principal
Financial Officer)

