Form 10-Q
period 2016-06-30
Southeastern Bank Financial CORP
filed 2016-07-29
CIK 880116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2016.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

5,786,780 shares of common stock, $3.00 par value per share, outstanding as of July 26, 2016.

SOUTHEASTERN BANK FINANCIAL CORPORATION

FORM 10-Q

1

PART I

FINANCIAL INFORMATION

SOUTHEASTERN BANK FINANCIAL CORPORATION

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	June 30,
	2016	December 31,
	(Unaudited)	2015
Assets
Cash and due from banks	$61,858	$40,181
Interest-bearing deposits in other banks	29,077	2,736
Cash and cash equivalents	90,935	42,917
Available-for-sale securities	696,257	691,563
Loans held for sale, at fair value	13,737	18,647
Loans	1,027,047	1,009,149
Less allowance for loan losses	21,401	21,367
Loans, net	1,005,646	987,782

Premises and equipment, net	26,483	27,398
Accrued interest receivable	6,272	6,331
Bank-owned life insurance	43,827	43,167
Restricted equity securities	5,478	5,169
Other real estate owned	398	360
Deferred tax asset	9,302	13,958
Other assets	3,293	3,073
	$1,901,628	$1,840,365
Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$243,546	$229,002
Interest-bearing:
NOW accounts	441,266	401,674
Savings	555,080	548,729
Money management accounts	18,950	16,330
Time deposits	325,611	333,345
	1,584,453	1,529,080

Securities sold under repurchase agreements	631	15,684
Advances from Federal Home Loan Bank	90,000	85,000
Accrued interest payable and other liabilities	21,508	20,688
Subordinated debentures	20,000	20,000
Total liabilities	1,716,592	1,670,452

Stockholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; 0 shares outstanding in 2016 and 2015, respectively	-	-
Common stock, $3.00 par value; 10,000,000 shares authorized; 6,746,897 and 6,745,818 shares issued in 2016 and 2015, respectively; 6,746,897 and 6,745,818 shares outstanding in 2016 and 2015, respectively	20,241	20,237
Additional paid-in capital	64,002	63,637
Retained earnings	94,287	87,250
Treasury stock, at cost; 0 shares in 2016 and 2015, respectively	-	-
Accumulated other comprehensive income (loss), net	6,506	(1,211)
Total stockholders’ equity	185,036	169,913
	$1,901,628	$1,840,365

See accompanying notes to unaudited consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Consolidated Statements of Comprehensive Income

(Dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Interest income:
Loans, including fees	$11,823	$12,187	$23,777	$23,712
Investment securities	3,894	3,798	7,743	7,445
Interest-bearing deposits in other banks	70	17	107	34
Total interest income	15,787	16,002	31,627	31,191
Interest expense:
Deposits	1,384	1,451	2,759	2,911
Securities sold under repurchase agreements	-	2	10	5
Other borrowings	633	626	1,259	1,264
Total interest expense	2,017	2,079	4,028	4,180

Net interest income	13,770	13,923	27,599	27,011
Provision (Credit) for loan losses	40	(2,690)	468	(2,143)
Net interest income after provision for loan losses	13,730	16,613	27,131	29,154

Noninterest income:
Service charges and fees on deposits	1,805	1,843	3,570	3,587
Gain on sales of loans	2,381	1,758	4,069	3,312
Loss on sale of fixed assets, net	-	(62)	-	(61)
Investment securities gains (losses), net	133	(897)	369	(840)
Retail investment income	554	520	1,092	1,046
Trust service fees	383	355	737	691
Earnings from cash surrender value of bank-owned life insurance	331	281	660	559
Miscellaneous income	325	221	630	444
Total noninterest income	5,912	4,019	11,127	8,738
Noninterest expense:
Salaries and other personnel expense	7,014	6,662	13,786	13,249
Occupancy expenses	1,073	1,030	2,164	2,048
Other real estate losses (gains), net	7	(46)	7	(112)
Prepayment fees	-	955	-	955
Merger-related expenses	1,057	-	1,057	-
Other operating expenses	3,784	3,610	7,633	7,136
Total noninterest expense	12,935	12,211	24,647	23,276

Income before income taxes	6,707	8,421	13,611	14,616
Income tax expense	2,207	2,732	4,415	4,720
Net income	$4,500	$5,689	$9,196	$9,896

Other comprehensive income (loss):
Unrealized (loss) gain on derivatives	$(317)	$608	(960)	242
Unrealized gain (loss) on securities available-for-sale	5,831	(7,729)	13,959	(3,466)
Reclassification adjustment for realized (gain) loss on securities, net of OTTI	(133)	897	(369)	840
Tax effect	(2,093)	2,421	(4,913)	927
Total other comprehensive income (loss)	3,288	(3,803)	7,717	(1,457)
Comprehensive income	$7,788	$1,886	$16,913	$8,439

(continued)

SOUTHEASTERN BANK FINANCIAL CORPORATION

Consolidated Statements of Comprehensive Income

(Dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Basic net income per share	$0.67	$0.85	$1.37	$1.48

Diluted net income per share	$0.67	$0.85	1.37	1.47

Weighted average common shares outstanding	6,725,897	6,702,843	6,722,027	6,698,948

Weighted average number of common and common equivalent shares outstanding	6,738,344	6,713,661	6,734,789	6,710,415

See accompanying notes to unaudited consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net income	$9,196	$9,896
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,196	1,097
Deferred income tax (benefit) expense	(256)	468
Provision (Credit) for loan losses	468	(2,143)
Net investment securities (gains) losses	(369)	840
Net amortization of premiums on investment securities	2,266	1,921
Earnings from CSV of bank-owned life insurance	(660)	(559)
Stock-based compensation expense	233	233
Prepayment fees on Federal Home Loan Bank advances	-	955
Loss on disposal of premises and equipment	-	61
Loss (gain) on the sale of other real estate	7	(114)
Provision for other real estate valuation allowance	-	2
Gain on sales of loans	(4,069)	(3,312)
Real estate loans originated for sale	(116,495)	(108,540)
Proceeds from sales of real estate loans	125,474	103,748
Decrease (increase) in accrued interest receivable	59	(84)
Increase in other assets	(220)	(682)
(Decrease) increase in accrued interest payable and other liabilities	(140)	426
Net cash provided by operating activities	16,690	4,213

Cash flows from investing activities:
Proceeds from sales of available-for-sale securities	70,394	77,148
Proceeds from maturities and calls of available-for-sale securities	58,495	39,997
Purchase of available-for-sale securities	(121,891)	(152,285)
Proceeds from redemption of FHLB stock	-	500
Purchase of FHLB stock	(309)	(38)
Net (increase) decrease in loans	(18,636)	23,719
Additions to premises and equipment	(280)	(1,098)
Proceeds from sale of other real estate	258	405
Proceeds from sale of premises and equipment	-	59
Net cash used in investing activities	(11,969)	(11,593)

SOUTHEASTERN BANK FINANCIAL CORPORATION

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2016	2015

Cash flows from financing activities:
Net increase in deposits	55,373	70,471
Net decrease in securities sold under repurchase agreements	(15,053)	(10,029)
Payments of Federal Home Loan Bank advances	-	(8,955)
Advances from Federal Home Loan Bank	5,000	-
Purchase of treasury stock	-	(11)
Payment of cash dividends	(2,159)	(2,023)
Tax benefit from stock-based compensation	100	46
Proceeds from directors’ stock purchase plan	36	29
Net cash provided by financing activities	43,297	49,528

Net increase in cash and cash equivalents	48,018	42,148
Cash and cash equivalents at beginning of period	42,917	35,995
Cash and cash equivalents at end of period	$90,935	$78,143

Supplemental disclosures of cash paid during the period for:
Interest	$4,081	$4,385
Income taxes	3,905	4,287

Supplemental information on noncash investing activities:
Loans transferred to other real estate owned	$303	$500
Loans provided for sales of other real estate owned	-	392
Due to broker	-	2,844

See accompanying notes to unaudited consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Unaudited Consolidated Financial Statements

(Dollar amounts are expressed in thousands unless otherwise noted)

June 30, 2016

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

The financial statements for the three and six months ended June 30, 2016 and 2015 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2015.

In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations and cash flows for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results of operations which the Company may achieve for the entire year.

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

In June 2016, the FASB issued an update (ASU No. 2016-13, Financial Instruments: Credit Losses.) The guidance affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments in this update require timelier recording of credit losses on loans and other financial instruments and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted for fiscal years beginning after December 15, 2018. The Company is currently evaluating the impact on the consolidated financial statements and related disclosures.

(c) Merger

On June 16, 2016, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with South State Corporation, a South Carolina corporation (“South State”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, the Company will merge with and into South State (the “Merger”), with South State as the surviving corporation in the Merger. Immediately following the Merger, the Company’s wholly-owned subsidiary bank, Georgia Bank & Trust Company of Augusta (“Georgia Bank & Trust”), will merge with and into South State’s wholly-owned subsidiary bank, South State Bank (the “Bank Merger”), with South State Bank as the surviving entity in the Bank Merger. The Merger is subject to, among other things, regulatory approval and other customary closing conditions and is expected to close in the first quarter of 2017.

Note 2 – Investment Securities

All investment securities held at June 30, 2016 and December 31, 2015 are classified as available-for-sale.

The following tables summarize the amortized cost and fair value of the available-for-sale investment securities portfolio at June 30, 2016 and December 31, 2015 and the corresponding amounts of unrealized gains and losses therein.

	June 30, 2016
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Available-for-sale	(Dollars in thousands)
Obligations of U.S. Government agencies	$102,797	452	(207)	103,042
Obligations of states and political subdivisions	127,699	6,366	(17)	134,048
Mortgage backed securities
U.S. GSE’s* MBS - residential	127,509	2,521	(21)	130,009
U.S. GSE’s* MBS - commercial	28,855	527	—	29,382
U.S. GSE’s CMO	177,314	3,353	(107)	180,560
Corporate bonds	118,463	1,771	(1,018)	119,216
	$682,637	14,990	(1,370)	696,257

* Government sponsored entities

	December 31, 2015
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Available-for-sale	(Dollars in thousands)
Obligations of U.S. Government agencies	$147,135	274	(1,433)	145,976
Obligations of states and political subdivisions	136,499	3,827	(266)	140,060
Mortgage backed securities
U.S. GSE’s MBS - residential	121,646	752	(890)	121,508
U.S. GSE’s MBS - commercial	21,805	125	(261)	21,669
U.S. GSE’s CMO	146,782	437	(1,642)	145,577
Corporate bonds	117,666	524	(1,417)	116,773
	$691,533	5,939	(5,909)	691,563

As of June 30, 2016 and December 31, 2015, except for the U.S. Government agencies and government sponsored entities, there was no issuer who represented 10% or more of stockholders’ equity within the investment portfolio.

Proceeds from sales of securities available-for-sale and the associated gains (losses), excluding gains (losses) on called securities, for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Dollars in thousands)		(Dollars in thousands)
Proceeds from Sales	$19,390	$53,848	$70,394	$77,148
Gross Gains	197	111	660	219
Gross Losses	(71)	(1,008)	(298)	(1,059)

The amortized cost and fair value of the investment securities portfolio are shown below by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2016
	Amortized	Estimated
	cost	fair value
	(Dollars in thousands)
Available-for-sale:
One year or less	$8,336	8,354
After one year through five years	107,874	110,292
After five years through ten years	167,396	169,475
After ten years	399,031	408,136
	$682,637	696,257

The following tables summarize the investment securities with unrealized losses at June 30, 2016 and December 31, 2015, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position.

	June 30, 2016
	Less than 12 months		12 months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
Temporarily impaired	(Dollars in thousands)
Obligations of U.S. Government agencies	$7,849	55	27,001	152	34,850	207
Obligations of states and political subdivisions	—	—	1,290	17	1,290	17
Mortgage backed securities
U.S. GSE’s MBS - residential	—	—	5,293	21	5,293	21
U.S. GSE’s MBS - commercial	—	—	—	—	—	—
U.S. GSE’s CMO	7,039	47	4,334	60	11,373	107
Corporate bonds	5,939	61	19,995	957	25,934	1,018
	$20,827	163	57,913	1,207	78,740	1,370

	December 31, 2015
	Less than 12 months		12 months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
Temporarily impaired	(Dollars in thousands)
Obligations of U.S. Government agencies	$57,409	388	63,971	1,045	121,380	1,433
Obligations of states and political subdivisions	21,421	235	2,794	31	24,215	266
Mortgage backed securities
U.S. GSE’s MBS - residential	71,185	607	11,105	283	82,290	890
U.S. GSE’s MBS - commercial	9,428	261	—	—	9,428	261
U.S. GSE’s CMO	102,082	1,463	6,584	179	108,666	1,642
Corporate bonds	69,459	705	17,683	712	87,142	1,417
	$330,984	3,659	102,137	2,250	433,121	5,909

Other-Than-Temporary Impairment – June 30, 2016

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

As of June 30, 2016, the Company’s security portfolio consisted of 431 securities, 44 of which were in an unrealized loss position. Of these securities with unrealized losses, 83.65% were related to the Company’s mortgage-backed and corporate securities as discussed below.

Mortgage-backed Securities

At June 30, 2016, all of the Company’s mortgage-backed securities were issued by U.S. government-sponsored entities and agencies, primarily the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Government National Mortgage Association (“Ginnie Mae”), institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is not more likely than not that it will be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2016.

Corporate Securities

The Company holds forty-five corporate securities totaling $119,216, of which thirteen had an unrealized loss of $1,018 at June 30, 2016. Twelve of the securities with an unrealized loss of $992 were issued by entities rated lower medium investment grade or higher. Because the decline in fair value is attributable primarily to changes in interest rates and not credit quality and because the Company does not have the intent to sell the securities and it is not more likely than not that it will be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2016.

Included in the Company’s corporate bonds is one trust preferred security with an amortized cost of $250, which had an unrealized loss of $26, resulting in a fair value of $224 at June 30, 2016. This security is not rated. Although the issuer is not in default, in January of 2011 the Company was notified that the issuer had elected to defer interest payments in accordance with the terms of the instrument. As of July of 2015, the issuer is no longer deferring interest and is current on all payments. Because the Company does not have the intent to sell this security and it is not more likely than not that it will be required to sell the security before its anticipated recovery, the Company does not consider this security to be other-than-temporarily impaired at June 30, 2016.

There were no credit losses recognized in earnings for the six month periods ended June 30, 2016 and 2015.

Note 3 – Loans

The following table summarizes loans at June 30, 2016 and December 31, 2015.

	June 30, 2016	December 31, 2015
	(Dollars in thousands)

Commercial, financial, and agricultural	$226,248	210,712
Real estate:
Commercial	370,501	366,566
Residential	245,609	229,161
Acquisition, development and construction	164,893	184,292
Consumer installment	19,832	18,584
	$1,027,083	1,009,315
Less allowance for loan losses	21,401	21,367
Less deferred loan origination fees (costs)	36	166
	$1,005,646	987,782

The following tables present the activity in the allowance for loan losses by portfolio segment as of and for the three and six month periods ended June 30, 2016 and 2015.

	Three Months Ended June 30, 2016
	Commercial,
	Financial, and	CRE - Owner	CRE - Non Owner	Residential	ADC	ADC
	Agricultural	Occupied	Occupied	Real Estate	CSRA	Other	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$4,998	4,605	2,836	5,024	2,553	828	704	21,548
Charge-offs	(10)	—	—	(43)	(1)	(100)	(148)	(302)
Recoveries	9	2	—	9	2	—	93	115
Provision	592	(176)	(219)	117	(504)	212	18	40
Ending balance	$5,589	4,431	2,617	5,107	2,050	940	667	21,401

	Three Months Ended June 30, 2015
	Commercial,
	Financial, and	CRE - Owner	CRE - Non Owner	Residential	ADC	ADC
	Agricultural	Occupied	Occupied	Real Estate	CSRA	Other	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$5,295	5,373	3,838	6,355	1,631	2,197	702	25,391
Charge-offs	(517)	(74)	—	(245)	(250)	(20)	(132)	(1,238)
Recoveries	187	1	—	1	—	1,666	54	1,909
Provision	(538)	141	3	225	424	(2,922)	(23)	(2,690)
Ending balance	$4,427	5,441	3,841	6,336	1,805	921	601	23,372

	Six Months Ended June 30, 2016
	Commercial,
	Financial, and	CRE - Owner	CRE - Non Owner	Residential	ADC	ADC
	Agricultural	Occupied	Occupied	Real Estate	CSRA	Other	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$4,908	4,667	2,709	5,027	2,469	914	673	21,367
Charge-offs	(27)	—	—	(139)	(61)	(200)	(335)	(762)
Recoveries	18	3	100	10	4	—	193	328
Provision	690	(239)	(192)	209	(362)	226	136	468
Ending balance	$5,589	4,431	2,617	5,107	2,050	940	667	21,401

	Six Months Ended June 30, 2015
	Commercial,
	Financial, and	CRE - Owner	CRE - Non Owner	Residential	ADC	ADC
	Agricultural	Occupied	Occupied	Real Estate	CSRA	Other	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$5,407	4,805	3,817	6,591	1,943	2,320	623	25,506
Charge-offs	(1,134)	(74)	—	(286)	(255)	(20)	(261)	(2,030)
Recoveries	217	2	—	12	—	1,695	113	2,039
Provision	(63)	708	24	19	117	(3,074)	126	(2,143)
Ending balance	$4,427	5,441	3,841	6,336	1,805	921	601	23,372

The following tables present the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2016 and December 31, 2015.

	June 30, 2016
	Commercial,
	Financial, and	CRE - Owner	CRE - Non Owner	Residential	ADC	ADC
	Agricultural	Occupied	Occupied	Real Estate	CSRA	Other	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$199	—	—	—	—	—	—	199
Collectively evaluated for impairment	5,390	4,431	2,617	5,107	2,050	940	667	21,202
	$5,589	4,431	2,617	5,107	2,050	940	667	21,401

Loans:
Individually evaluated for impairment	751	3,680	3,301	2,607	948	—	—	11,287
Collectively evaluated for impairment	225,497	224,361	139,159	243,002	119,205	44,740	19,832	1,015,796
	$226,248	228,041	142,460	245,609	120,153	44,740	19,832	1,027,083

	December 31, 2015
	Commercial,
	Financial, and	CRE - Owner	CRE - Non Owner	Residential	ADC	ADC
	Agricultural	Occupied	Occupied	Real Estate	CSRA	Other	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$—	—	—	—	—	—	—	—
Collectively evaluated for impairment	4,908	4,667	2,709	5,027	2,469	914	673	21,367
	$4,908	4,667	2,709	5,027	2,469	914	673	21,367

Loans:
Individually evaluated for impairment	991	3,771	6,244	1,998	2,468	—	—	15,472
Collectively evaluated for impairment	209,721	225,592	130,959	227,163	138,649	43,175	18,584	993,843
	$210,712	229,363	137,203	229,161	141,117	43,175	18,584	1,009,315

The following tables present loans individually evaluated for impairment by class of loans as of June 30, 2016 and December 31, 2015.

	June 30, 2016
	Unpaid		Allowance for	Average
	Principal	Recorded	Loan Losses	Recorded
	Balance	Investment (2)	Allocated	Investment
	(Dollars in thousands)
With no related allowance recorded: (1)
Commercial, financial, and agricultural:
Commerical	$—	—	—	—
Financial	—	—	—	—
Agricultural	—	—	—	—
Equity lines	—	—	—	—
Other	—	—	—	—
Commercial real estate:
Owner occupied	4,752	3,680	—	3,726
Non Owner occupied	3,566	3,301	—	2,990
Residential real estate:
Secured by first liens	3,130	2,519	—	2,558
Secured by junior liens	144	88	—	91
Acquisition, development and construction:
Residential	—	—	—	—
Other	1,295	948	—	1,033
Consumer	—	—	—	—
	12,887	10,536	—	10,398
With an allowance recorded:
Commercial, financial, and agricultural:
Commerical	$1,924	751	199	780
Financial	—	—	—	—
Agricultural	—	—	—	—
Equity lines	—	—	—	—
Other	—	—	—	—
	1,924	751	199	780

	$14,811	11,287	199	11,178

(1) No specific allowance for credit losses is allocated to these loans since they are sufficiently collateralized or had sufficient cash flows

(2) Excludes accrued interest receivable and loan origination fees, net due to immateriality

	December 31, 2015
	Unpaid		Allowance for	Average
	Principal	Recorded	Loan Losses	Recorded
	Balance	Investment (2)	Allocated	Investment
	(Dollars in thousands)
With no related allowance recorded: (1)
Commercial, financial, and agricultural:
Commerical	$1,948	810	—	1,222
Financial	—	—	—	—
Agricultural	251	181	—	193
Equity lines	—	—	—	—
Other	—	—	—	—
Commercial real estate:
Owner occupied	4,773	3,771	—	4,656
Non Owner occupied	7,659	6,244	—	7,201
Residential real estate:
Secured by first liens	2,587	1,904	—	2,026
Secured by junior liens	147	94	—	100
Acquisition, development and construction:
Residential	—	—	—	—
Other	3,440	2,468	—	2,645
Consumer	—	—	—	—
	20,805	15,472	—	18,043

With an allowance recorded:	—	—	—	—

	$20,805	15,472	—	18,043

(1) No specific allowance for credit losses is allocated to these loans since they are sufficiently collateralized or had sufficient cash flows

(2) Excludes accrued interest receivable and loan origination fees, net due to immateriality

The following tables present interest income on impaired loans for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015
	Interest	Cash Basis	Interest	Cash Basis
	Income	Interest Income	Income	Interest Income
	Recognized	Recognized	Recognized	Recognized
	(Dollars in thousands)		(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$—	—	—	—
Financial	—	—	—	—
Agricultural	—	—	—	—
Equity lines	—	—	—	—
Other	—	—	—	—
Commercial real estate:
Owner occupied	2	2	3	3
Non Owner occupied	24	24	73	73
Residential real estate:
Secured by first liens	16	16	9	9
Secured by junior liens	—	—	1	1
Acquisition, development and construction:
Residential	—	—	—	—
Other	7	7	7	7
Consumer	—	—	—	—
	$49	49	93	93

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
	Interest	Cash Basis	Interest	Cash Basis
	Income	Interest Income	Income	Interest Income
	Recognized	Recognized	Recognized	Recognized
	(Dollars in thousands)		(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$—	—	—	—
Financial	—	—	—	—
Agricultural	—	—	—	—
Equity lines	—	—	—	—
Other	—	—	—	—
Commercial real estate:
Owner occupied	7	7	6	6
Non Owner occupied	45	45	178	178
Residential real estate:
Secured by first liens	31	31	30	30
Secured by junior liens	—	—	3	3
Acquisition, development and construction:
Residential	—	—	—	—
Other	16	16	13	13
Consumer	—	—	—	—
	$99	99	230	230

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. The sum of nonaccrual loans and loans past due 90 days still on accrual will differ from the total impaired loan amount.

The following tables present the aging of the recorded investment in past due loans as of June 30, 2016 and December 31, 2015 by class of loans.

	June 30, 2016
	30 - 89 Days	90 Days or	Nonaccrual	Total	Loans Not
	Past Due	More Past Due	Loans	Past Due	Past Due	Total
	(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$—	—	751	751	144,691	145,442
Financial	—	—	—	—	4,224	4,224
Agricultural	—	—	—	—	10,540	10,540
Equity lines	—	—	140	140	40,915	41,055
Other	—	—	59	59	24,928	24,987
Commercial real estate:
Owner occupied	220	—	4,005	4,225	223,816	228,041
Non Owner occupied	650	—	2,381	3,031	139,429	142,460
Residential real estate:
Secured by first liens	212	—	4,017	4,229	236,561	240,790
Secured by junior liens	—	—	347	347	4,472	4,819
Acquisition, development and construction:
Residential	—	—	—	—	50,788	50,788
Other	730	—	649	1,379	112,726	114,105
Consumer	32	—	52	84	19,748	19,832
	$1,844	—	12,401	14,245	1,012,838	1,027,083

	December 31, 2015
	30 - 89 Days	90 Days or	Nonaccrual	Total	Loans Not
	Past Due	More Past Due	Loans	Past Due	Past Due	Total
	(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$39	—	831	870	125,735	126,605
Financial	—	—	—	—	4,678	4,678
Agricultural	—	—	182	182	10,712	10,894
Equity lines	—	—	75	75	40,536	40,611
Other	—	—	63	63	27,861	27,924
Commercial real estate:
Owner occupied	1,158	—	3,988	5,146	224,217	229,363
Non Owner occupied	226	127	2,775	3,128	134,075	137,203
Residential real estate:
Secured by first liens	2,207	—	3,192	5,399	218,742	224,141
Secured by junior liens	—	—	368	368	4,652	5,020
Acquisition, development and construction:
Residential	—	—	—	—	54,266	54,266
Other	8	—	2,537	2,545	127,481	130,026
Consumer	19	—	33	52	18,532	18,584
	$3,657	127	14,044	17,828	991,487	1,009,315

Troubled Debt Restructurings:

The Company has troubled debt restructurings (TDRs) with a balance of $7,583 and $8,636 included in impaired loans at June 30, 2016 and December 31, 2015, respectively. Specific reserves of $199 have been allocated to customers whose loan terms have been modified in TDRs as of June 30, 2016. No specific reserves were allocated to customers as of December 31, 2015. The Company is not committed to lend additional amounts as of June 30, 2016 and December 31, 2015 to customers with outstanding loans that are classified as TDRs. The following tables present TDRs as of June 30, 2016 and December 31, 2015.

	June 30, 2016
	Number of	Recorded
	Loans	Investment
	(Dollars in thousands)
Troubled Debt Restructurings:
Commercial, financial, and agricultural:
Commerical	1	$751
Financial	-	-
Agricultural	-	-
Equity lines	-	-
Other	-	-
Commercial real estate:
Owner occupied	2	3,681
Non Owner occupied	3	1,735
Residential real estate:
Secured by first liens	9	1,026
Secured by junior liens	1	88
Acquisition, development and construction:
Residential	-	-
Other	1	302
Consumer	-	-
	17	$7,583

	December 31, 2015
	Number of	Recorded
	Loans	Investment
	(Dollars in thousands)
Troubled Debt Restructurings:
Commercial, financial, and agricultural:
Commerical	1	$810
Financial	-	-
Agricultural	-	-
Equity lines	-	-
Other	-	-
Commercial real estate:
Owner occupied	1	273
Non Owner occupied	4	4,499
Residential real estate:
Secured by first liens	10	1,140
Secured by junior liens	1	94
Acquisition, development and construction:
Residential	-	-
Other	2	1,820
Consumer	-	-
	19	$8,636

During the six months ended June 30, 2016, two loans were modified as TDRs. One modification involved a 2.25% reduction of the stated interest rate of the loan and an extension of the maturity date for 277 months while the other modification involved a 0.50% rate reduction.

No loans were modified as TDRs during the six months ended June 30, 2015.

No loans were modified as TDRs during the three months ended June 30, 2016 and 2015. The following table presents loans by class modified as TDRs that occurred during the six months ended June 30, 2016 and 2015.

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding	Number of	Outstanding	Outstanding
	Loans	Recorded Investment	Recorded Investment	Loans	Recorded Investment	Recorded Investment
	(Dollars in thousands)			(Dollars in thousands)
Troubled Debt Restructurings:
Commercial, financial, and agricultural:
Commerical	-	$-	$-	-	$-	$-
Financial	-	-	-	-	-	-
Agricultural	-	-	-	-	-	-
Equity lines	-	-	-	-	-	-
Other	-	-	-	-	-	-
Commercial real estate:
Owner occupied	1	4,508	3,411	-	-	-
Non Owner occupied	1	1,824	1,368	-	-	-
Residential real estate:
Secured by first liens	-	-	-	-	-	-
Secured by junior liens	-	-	-	-	-	-
Acquisition, development and construction:
Residential	-	-	-	-	-	-
Other	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
	2	$6,332	$4,779	-	$-	$-

There was no increase to the allowance for loan losses or resultant charge-offs on the TDRs described in the previous table during the six months ended June 30, 2016.

Charge-offs on such loans are factored into the rolling historical loss rate, which is used in the calculation of the allowance for loan losses.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no TDRs with payment defaults during the three and six months ended June 30, 2016 and 2015.

The terms of certain other loans were modified during the three and six month periods ended June 30, 2016 and 2015 that did not meet the definition of a TDR. Loans modified during the three month periods have a total recorded investment as of June 30, 2016 and 2015 of $1,034 and $1,870, respectively, and had delays in payment of 2 months in 2016 and delays of 30 days in 2015. Loans modified during the six month periods have a total recorded investment as of June 30, 2016 and 2015 of $3,597 and $4,019, respectively, and had delays in payment ranging from 30 days to 3 months in 2016 and 2015. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of June 30, 2016 and December 31, 2015, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows.

	June 30, 2016
	Pass	Watch	Substandard	Doubtful
	(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$138,570	4,992	1,880	—
Financial	4,224	—	—	—
Agricultural	7,639	1,342	1,559	—
Equity lines	39,899	796	360	—
Other	24,608	320	59	—
Commercial real estate:
Owner occupied	209,838	11,530	6,673	—
Non Owner occupied	133,026	5,589	3,845	—
Residential real estate:
Secured by first liens	231,610	3,771	5,409	—
Secured by junior liens	4,290	120	409	—
Acquisition, development and construction:
Residential	50,788	—	—	—
Other	106,618	6,220	1,267	—
Consumer	19,412	345	75	—
	$970,522	35,025	21,536	—

	December 31, 2015
	Pass	Watch	Substandard	Doubtful
	(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$120,385	4,469	1,751	—
Financial	4,678	—	—	—
Agricultural	7,758	2,641	495	—
Equity lines	39,576	691	344	—
Other	27,532	329	63	—
Commercial real estate:
Owner occupied	208,370	14,545	6,448	—
Non Owner occupied	124,945	5,632	6,626	—
Residential real estate:
Secured by first liens	213,167	6,370	4,604	—
Secured by junior liens	4,455	134	431	—
Acquisition, development and construction:
Residential	54,168	98	—	—
Other	119,330	7,354	3,342	—
Consumer	18,156	358	70	—
	$942,520	42,621	24,174	—

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

Assets and Liabilities Measured on a Recurring Basis

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as of June 30, 2016 and December 31, 2015.

	June 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Available-for-sale securities
Obligations of U.S. Government agencies	$103,042	-	103,042	-
Obligations of states and political subdivisions	134,048	-	134,048	-
Mortgage-backed securities
U.S. GSE’s MBS - residential	130,009	-	130,009	-
U.S. GSE’s MBS - commercial	29,382	-	29,382	-
U.S. GSE’s CMO	180,560	-	180,560	-
Corporate bonds	119,216	-	119,216	-
Total available-for-sale securities	$696,257	-	696,257	-

Loans held for sale	13,737	-	13,737	-

Mortgage banking derivatives	179	-	179	-

	$710,173	-	710,173	-

Liabilities:
Interest rate swap derivatives	2,973	-	2,973	-

	$2,973	-	2,973	-

	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Available-for-sale securities
Obligations of U.S. Government agencies	$145,976	-	145,976	-
Obligations of states and political subdivisions	140,060	-	140,060	-
Mortgage-backed securities
U.S. GSE’s MBS - residential	121,508	-	121,508	-
U.S. GSE’s MBS - commercial	21,669	-	21,669	-
U.S. GSE’s CMO	145,577	-	145,577	-
Corporate bonds	116,773	-	116,773	-
Total available-for-sale securities	$691,563	-	691,563	-

Loans held for sale	18,647	-	18,647	-

Mortgage banking derivatives	24	-	24	-

	$710,234	-	710,234	-

Liabilities:
Interest rate swap derivatives	2,013	-	2,013	-

	$2,013	-	2,013	-

The Company’s policy is to recognize transfers into or out of a level as of the end of the reporting period.

Transfers between Level 1 and Level 2:

No securities were transferred between Level 1 and Level 2 during the three and six months ended June 30, 2016 and 2015.

Transfers between Level 2 and Level 3:

No securities were transferred between Level 2 and Level 3 during the three months ended June 30, 2016 and 2015. No securities were transferred between Level 2 and Level 3 during the six months ended June 30, 2016. During the six months ended June 30, 2015, one corporate security was transferred out of Level 3 and into Level 2 based on observable market data for this security due to increased market activity for this security. This security with a market value of $138 as of March 31, 2015 was transferred on March 31, 2015.

During the six months ended June 30, 2016, there were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

The following table presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2015.

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

At June 30, 2016 and December 31, 2015, there were no financial instruments measured at fair value on a recurring basis using level 3 inputs.

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2016 and December 31, 2015 are summarized below.

	June 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired loans (1)	$4,058	-	-	4,058

Other real estate owned	360	-	-	360

	$4,418	-	-	4,418

(1) Includes loans directly charged down to fair value.

	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired loans (1)	$10,171	-	-	10,171

Other real estate owned	360	-	-	360

	$10,531	-	-	10,531

(1) Includes loans directly charged down to fair value.

The following represents impairment charges recognized during the period:

Impaired loans, which are measured for impairment using the fair value of collateral for collateral dependent loans, had a recorded investment of $4,257, with a valuation allowance of $199, resulting in an additional provision for loan losses of $199 and $233 for the three and six months ended June 30, 2016.

As of December 31, 2015, impaired loans had a recorded investment of $10,171, resulting in an additional provision for loan losses of $3,342 for the year ending 2015.

Other real estate owned was $360 which consisted of the outstanding balance of $607, less a valuation allowance of $247. There were no write downs on this property for the three and six months ended June 30, 2016.

As of December 31, 2015, other real estate owned was $360 which consisted of the outstanding balance of $607, less a valuation allowance of $247. There were no write downs on this property during the year ended 2015.

The following tables present quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2016 and December 31, 2015.

	June 30,	Valuation	Unobservable	Range
	2016	Techniques	Inputs	(Weighted Avg)
	(Dollars in thousands)

Impaired loans	$4,058	sales comparison	adjustment for	0.00% - 146.92% (19.32%)
			differences between
			the comparable sales

		income approach	capitalization rate	8.25% - 9.75% (9.35%)

Other real estate owned	360	sales comparison	adjustment for	11.00% - 25.00% (18.00%)
			differences between
			the comparable sales

	Dec. 31,	Valuation	Unobservable	Range
	2015	Techniques	Inputs	(Weighted Avg)
	(Dollars in thousands)

Impaired loans	$10,171	sales comparison	adjustment for	0.00% - 70.99% (15.71%)
			differences between
			the comparable sales

		income approach	capitalization rate	8.25% - 10.82% (9.69%)

		income approach	discount rate	4.75%

		liquidation value

Other real estate owned	360	sales comparison	adjustment for	11.00% - 25.00% (18.00%)
			differences between
			the comparable sales

Fair Value Option:

The Company has elected the fair value option for loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. None of these loans are past due 90 days or more or on nonaccrual as of June 30, 2016 and December 31, 2015

As of June 30, 2016 and December 31, 2015, the aggregate fair value, unpaid principal balance (including accrued interest), and gain or loss was as follows:

	June 30, 2016	Dec. 31, 2015
	(Dollars in thousands)

Aggregate fair value	$13,737	18,647
Unpaid principal balance	13,299	18,345
Gain	438	303

Interest income on loans held for sale is recognized based on contractual rates and is reflected in loan interest income in the consolidated statements of comprehensive income. The following table details gains and losses from changes in fair value included in earnings for three and six months ended June 30, 2016 and 2015 for loans held for sale.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Dollars in thousands)		(Dollars in thousands)

Change in fair value	$(18)	85	135	94

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

The carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2016 and December 31, 2015, not previously presented, are as follows:

	June 30, 2016
	Carrying	Fair Value Measurements
	amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$90,935	90,935	90,935	-	-
Loans, net	1,001,588	1,004,220	-	-	1,004,220
Restricted equity securities	5,478	N/A
Financial liabilities:
Deposits with stated maturities	325,611	326,431	-	326,431	-
Deposits without stated maturities	1,258,842	1,258,842	1,258,842	-	-
Securities sold under repurchase agreements	631	631	631	-	-
Advances from FHLB	90,000	91,818	-	91,818	-
Subordinated debentures	20,000	15,167	-	-	15,167

	December 31, 2015
	Carrying	Fair Value Measurements
	amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$42,917	42,917	42,917	-	-
Loans, net	977,611	981,011	-	-	981,011
Restricted equity securities	5,169	N/A
Financial liabilities:
Deposits with stated maturities	333,345	334,920	-	334,920	-
Deposits without stated maturities	1,195,735	1,195,735	1,195,735	-	-
Securities sold under repurchase agreements	15,684	15,691	15,691	-	-
Advances from FHLB	85,000	86,854	-	86,854	-
Subordinated debentures	20,000	15,065	-	-	15,065

Note 5 – Stock-Based Compensation

The Company’s 2006 Long Term Incentive Plan provides for the issuance of restricted stock awards to officers and directors. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date.

On March 19, 2014, the Compensation Committee of the Company approved grants of 63,000 shares to certain of its directors and executive officers. The fair value of the stock was determined using the closing price on date of grant. The shares vest in equal one-third increments on each of February 1, 2015; February 1, 2016; and February 1, 2017. For the six months ended June 30, 2016 and 2015, the Company recognized $233 in compensation expense related to the restricted stock awards.

A summary of changes in the Company’s nonvested shares for the six month period ended June 30, 2016 is as follows:

		Weighted Avg
	Number of	Grant-Date
	Shares	Fair Value

Nonvested at January 1, 2016	42,000	$21.60
Granted	-	-
Vested	(21,000)	21.60
Forfeited	-	-
Nonvested at June 30, 2016	21,000	$21.60

As of June 30, 2016, there was $272 of total unrecognized compensation cost related to nonvested shares granted under the Plan. This cost is being recognized over a period of seven months.

The total fair value of shares vested during the six month period ended June 30, 2016 was $693 based on the market price as of the vesting date.

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

Summary information about the interest rate swaps designated as cash flow hedges as of June 30, 2016 and December 31, 2015 is as follows:

	June 30, 2016	December 31, 2015
	(Dollars in thousands)

Notional Amounts	$10,000	$10,000
Weighted average pay rates	5.35%	5.35%
Weighted average receive rates	2.05%	1.91%
Weigted average maturity	12.58 years	13.08 years
Unrealized losses	$2,973	$2,013

The swaps were forward starting and had effective dates of March 15, 2012 and June 15, 2012. Interest expense recorded on these swap transactions totaled $170 and $185 for the six months ended June 30, 2016 and 2015, respectively, and is reported as a component of interest expense in other borrowings.

If the fair value falls below specified levels, the Company is required to pledge collateral against these derivative contract liabilities. As of June 30, 2016, the Company had pledged $2,811 with the counterparty. Under certain circumstances, including a downgrade of its credit rating below specified levels, the counterparty is required to pledge collateral against these derivative contract liabilities. As of June 30, 2016, no collateral had been pledged by the counterparty.

Note 7 – Other Comprehensive Income (Loss)

Other comprehensive income (loss) for the Company consists of changes in net unrealized gains and losses on investment securities available-for-sale and interest rate swap derivatives. The following tables present a summary of the accumulated other comprehensive income (loss) balances, net of tax, as of June 30, 2016 and 2015.

	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)

Balance, December 31, 2015	$(1,229)	$18	$(1,211)
Current Year change	(587)	8,304	7,717
Balance, June 30, 2016	$(1,816)	$8,322	$6,506

	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)

Balance, December 31, 2014	$(1,197)	$1,268	$71
Current Year change	148	(1,605)	(1,457)
Balance, June 30, 2015	$(1,049)	$(337)	$(1,386)

The following tables present reclassifications out of accumulated other comprehensive income (loss).

	Three Months Ended June 30,
	2016	2015
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount reclassified from Accumulated Other Comprehensive Income	Amount reclassified from Accumulated Other Comprehensive Income	Affected line item in the Statement where Net Income is presented
(Dollars in thousands)
Unrealized gains and losses on available-for-sale securities
	$133	$(897)	Investment securities gains (losses), net
	(44)	291	Tax (expense) benefit
	$89	$(606)	Net of tax

	Six Months Ended June 30,
	2016	2015
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount reclassified from Accumulated Other Comprehensive Income	Amount reclassified from Accumulated Other Comprehensive Income	Affected line item in the Statement where Net Income is presented
(Dollars in thousands)
Unrealized gains and losses on available-for-sale securities
	$369	$(840)	Investment securities gains (losses), net
	(120)	271	Tax (expense) benefit
	$249	$(569)	Net of tax

Note 8 – Dividends

On January 21, 2016, the Company declared a quarterly cash dividend of $0.16 per share on outstanding shares. The dividend was paid on February 19, 2016 to shareholders of record as of February 5, 2016.

On April 20, 2016, the Company declared a quarterly cash dividend of $0.16 per share on outstanding shares. The dividend was paid on May 20, 2016 to shareholders of record as of May 6, 2016.

On July 20, 2016, the Company declared a quarterly cash dividend of $0.16 per share on outstanding shares. The dividend is payable on August 19, 2016 to shareholders of record as of August 5, 2016.

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

On June 16, 2016, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with South State Corporation, a South Carolina corporation (“South State”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, the Company will merge with and into South State (the “Merger”), with South State as the surviving corporation in the Merger. Immediately following the Merger, the Company’s wholly-owned subsidiary bank, Georgia Bank & Trust Company of Augusta (“Georgia Bank & Trust”), will merge with and into South State’s wholly-owned subsidiary bank, South State Bank (the “Bank Merger”), with South State Bank as the surviving entity in the Bank Merger. The Merger is subject to, among other things, regulatory approval and other customary closing conditions and is expected to close in the first quarter of 2017.

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

The Company’s primary source of income is from its lending activities, followed by interest income from its investment activities, service charges and fees on deposits and gain on sales of mortgage loans in the secondary market. Interest income on loans including loans held for sale increased $65 or 0.27% for the first six months of 2016 as compared to the first six months of 2015 and was due to higher average balances of loans offset by lower yields. Interest income on investment securities increased $298 or 4.00% due to both increased volume and rate. Gain on sales of loans increased $757 or 22.86% due primarily to increased mortgage originations and refinancing activity during the first six months of the year.

Table 1 - Selected Financial Data

	June 30,	December 31,	June 30,
	2016	2015	2015
	(Dollars in thousands)

Assets	1,901,628	$1,840,365	$1,794,964
Investment securities	696,257	691,563	677,063
Loans	1,027,047	1,009,149	942,537
Deposits	1,584,453	1,529,080	1,534,335

Annualized return on average total assets	0.99%	1.08%	1.12%
Annualized return on average equity	10.43%	11.87%	12.51%

Annualized return on average total assets was 0.99% for the six months ended June 30, 2016, a decrease from 1.12% for the same period last year and annualized return on average equity was 10.43% for the six months ended June 30, 2016, a decrease from 12.51% for the same period last year. Net income for the six months ended June 30, 2016 was $9,196 compared to $9,896 for the same period in 2015.

Table 2 highlights significant changes in the balance sheet at June 30, 2016 as compared to December 31, 2015. Total assets increased $61,263 and reflect increases in cash and equivalents of $48,018 and loans of $17,898. Partially offsetting these increases was deferred tax asset which decreased $4,656. Total liabilities increased $46,140 and reflect increases in deposits of $55,373 and advances from FHLB of $5,000 offset by a $15,053 decrease in securities sold under repurchase agreements. Stockholders’ equity increased $15,123 and was due primarily to an increase in accumulated other comprehensive income, net of $7,717 and an increase in retained earnings of $7,037.

Table 2 - Selected Balance Sheet Data

	June 30,	December 31,	Variance
	2016	2015	Amount	%
	(Dollars in thousands)
Cash, due from banks and interest-bearing deposits	$90,935	$42,917	$48,018	111.89%
Investment securities	696,257	691,563	4,694	0.68%
Loans	1,027,047	1,009,149	17,898	1.77%
Other real estate owned	398	360	38	10.56%
Deferred tax asset	9,302	13,958	(4,656)	(33.36%)
Assets	1,901,628	1,840,365	61,263	3.33%
Deposits	1,584,453	1,529,080	55,373	3.62%
Securities sold under repurchase agreements	631	15,684	(15,053)	(95.98%)
Advances from Federal Home Loan Bank	90,000	85,000	5,000	5.88%
Liabilities	1,716,592	1,670,452	46,140	2.76%
Stockholders’ equity	185,036	169,913	15,123	8.90%

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

Forward-Looking Statements

Southeastern Bank Financial Corporation may, from time to time, make written or oral forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission (the “Commission”) and its reports to shareholders. Statements made in such documents, other than those concerning historical information, should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The Company’s actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors, including unanticipated changes in the Company’s local economies, the national economy, governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values and securities portfolio values; difficulties in interest rate risk management; the effects of competition in the banking business; difficulties in expanding the Company’s business into new markets; changes in governmental regulation relating to the banking industry, including but not limited to the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Basel III international capital accord; failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans; a material delay or inability to obtain regulatory approval of the Merger and meet the other conditions to the Merger; business disruption due to the proposed Merger; disruptions due to uncertainty or other factors related to the proposed Merger making it more difficult to maintain relationships with employees, customers, other business partners, or governmental entities; and other factors. The Company cautions that such factors are not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, the Company.

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

Fair Value of Financial Instruments

A significant portion of the Company’s assets are financial instruments carried at fair value. This includes securities available-for-sale, loans held for sale, certain impaired loans, mortgage banking derivatives and other real estate owned. At June 30, 2016 and December 31, 2015 the percentage of total assets measured at fair value was 37.58% and 39.16%, respectively. The majority of assets carried at fair value are based on either quoted market prices or market prices for similar instruments. At June 30, 2016, 0.62% of assets measured at fair value were based on significant unobservable inputs. This consisted primarily of impaired loans and other real estate owned and represents approximately 0.23% of the Company’s total assets. See Note 4 “Fair Value Measurements” in the “Notes to Consolidated Financial Statements” herein for additional disclosures regarding the fair value of financial instruments.

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

Investment Securities

The fair values for available-for-sale securities are generally based upon quoted market prices or observable market prices for similar instruments. These values take into account recent market activity as well as other market observable data such as interest rate, spread and prepayment information. When market observable data is not available, which generally occurs due to the lack of liquidity for certain securities, the valuation of the security is subjective and may involve substantial judgment. The Company conducts periodic reviews to identify and evaluate each available-for-sale security that has an unrealized loss for other-than-temporary impairment. An unrealized loss exists when the fair value of an individual security is less than its amortized cost basis. The primary factors the Company considers in determining whether an impairment is other-than-temporary are the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and whether the Company intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis. As of June 30, 2016, the Company had no securities valued using unobservable inputs (Level 3).

Results of Operations

Net income for the first six months of 2016 was $9,196, a decrease of $700 or 7.07% compared with net income of $9,896 for the first six months of 2015. Increases in net interest income, gain on sales of loans and investment securities gains (losses), net, and a reduction in prepayment fees were offset by increased provision for loan losses and merger-related expenses.

Total other comprehensive income for the first six months of 2016 was $7,717 compared to total other comprehensive loss of $1,457 in the first six months of 2015. The change was due primarily to an increase in the unrealized gain on securities available-for-sale of $17,425 during the six months ended June 30, 2016 as compared to the same period last year which was caused by a decrease in market interest rates and therefore an increase in the market value of the portfolio.

Noninterest income increased $2,389 or 27.34% for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 and resulted primarily from increases in gain on sales of loans of $757 and investment securities gains (losses), net of $1,209.

Noninterest expense totaled $24,647 for the six months ended June 30, 2016, an increase of $1,371, or 5.89% compared to the same period ended June 30, 2015. The change was primarily due to an increase in salaries and other personnel expense of $537 and merger-related expenses of $1,057 partially offset by reduction in prepayment fees of $955.

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

Table 3 - Average Balances, Income and Expenses, Yields and Rates

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	Average Amount	Annualized Average Yield or Rate	Amount Paid or Earned	Average Amount	Annualized Average Yield or Rate	Amount Paid or Earned
	(Dollars in thousands)
Interest-earning assets:
Loans	1,024,294	4.54%	11,711	961,784	4.96%	12,003
Loans held for sale	15,129	2.97%	112	25,027	2.95%	184
Investment securities
Taxable	565,951	2.19%	3,100	567,032	2.15%	3,041
Tax-exempt	110,149	2.88%	794	105,367	2.87%	757
Interest-bearing deposits in other banks	27,965	1.00%	70	9,545	0.71%	17
Total interest-earning assets	$1,743,488	3.60%	$15,787	$1,668,755	3.82%	$16,002

Interest-bearing liabilities:
Deposits	$1,326,695	0.42%	$1,384	$1,307,844	0.45%	$1,451
Securities sold under repurchase agreements	721	0.42%	-	1,870	0.43%	2
Other borrowings	110,000	2.31%	633	82,769	3.03%	626
Total interest-bearing liabilities	$1,437,416	0.56%	$2,017	$1,392,483	0.60%	$2,079

Net interest margin/income:		3.14%	$13,770		3.32%	$13,923

Table 4 - Average Balances, Income and Expenses, Yields and Rates

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	Average Amount	Annualized Average Yield or Rate	Amount Paid or Earned	Average Amount	Annualized Average Yield or Rate	Amount Paid or Earned
	(Dollars in thousands)
Interest-earning assets:
Loans	1,020,583	4.57%	23,499	964,699	4.84%	23,405
Loans held for sale	17,844	3.13%	278	20,254	3.06%	307
Investment securities
Taxable	553,000	2.22%	6,126	552,822	2.17%	6,005
Tax-exempt	110,884	2.92%	1,617	100,536	2.86%	1,440
Interest-bearing deposits in other banks	21,687	0.99%	107	10,923	0.63%	34
Total interest-earning assets	$1,723,998	3.65%	$31,627	$1,649,234	3.78%	$31,191

Interest-bearing liabilities:
Deposits	$1,310,522	0.42%	$2,759	$1,300,141	0.45%	$2,911
Securities sold under repurchase agreements	3,089	0.65%	10	2,471	0.40%	5
Other borrowings	108,993	2.32%	1,259	83,381	3.06%	1,264
Total interest-bearing liabilities	$1,422,604	0.57%	$4,028	$1,385,993	0.61%	$4,180

Net interest margin/income:		3.18%	$27,599		3.27%	$27,011

Second Quarter 2016 compared to Second Quarter 2015:

Net interest income decreased $153 (1.10%) during the three month period ended June 30, 2016 as compared to the same period in 2015 and resulted from lower rates on loans offset by increased interest on investment securities and lower rates paid on deposits.

Loan interest income decreased $292 (2.43%) in the three month period as compared to the same period in the prior year. The change resulted primarily from a decrease in yields from 4.96% to 4.54% offset by a $62,510 increase in average loans. Interest on loans held for sale decreased $72 and resulted primarily from a $9,898 decrease in average loans partially offset by an increase in yields from 2.95% to 2.97%.

Interest income on taxable investment securities increased $59 or 1.94% and interest income on tax-exempt investment securities increased $37 or 4.89%. The increases were due primarily to volume for tax-exempt securities and rate for taxable securities. Average taxable investment balances decreased $1,081 or 0.19% and average tax-exempt balances increased $4,782 or 4.54%. The average yield on the taxable investment portfolio increased from 2.15% in the second quarter of 2015 to 2.19% in the second quarter of 2016 and the average yield on the tax-exempt investment portfolio increased from 2.87% in the second quarter of 2015 to 2.88% in the second quarter of 2016.

Total interest income decreased $215 (1.34%) and average yields on interest-earning assets decreased from 3.82% in 2015 to 3.60% in 2016.

Deposit interest expense decreased $67 (4.62%) in the three month period as compared to the same period in the prior year, primarily as a result of lower rates paid on deposits offset in part by an increase in average deposits of $18,851. Due to these reductions and the low interest rate environment, the annualized average rate of interest bearing liabilities decreased from 0.60% in the second quarter of 2015 to 0.56% in the second quarter of 2016.

The Company’s net interest margin for the three months ended June 30, 2016 decreased 18 basis points to 3.14% compared to 3.32% for the three months ended June 30, 2015. The decrease in the net interest margin was due primarily to reduced loan yields.

Six Months Ended June 30, 2016 compared to Six Months Ended June 30, 2015:

Net interest income increased $588 (2.18%) during the six month period ended June 30, 2016 as compared to the same period in 2015 and resulted from higher levels of interest earning assets and lower rates paid on deposits.

Loan interest income increased $94 (0.40%) in the six month period as compared to the same period in the prior year. The change resulted primarily from a $55,884 increase in average loans and offset by a decrease in yields from 4.84% to 4.57%. Interest on loans held for sale decreased $29 and resulted primarily from a $2,410 decrease in average loans and offset partly by an increase in yields from 3.06% to 3.13%.

Interest income on taxable investment securities increased $121 or 2.01% and interest income on tax-exempt investment securities increased $177 or 12.29%. The increases were due primarily to volume and rate for tax-exempt securities and rate for taxable securities. Average taxable investment balances increased $178 or 0.03% and average tax-exempt balances increased $10,348 or 10.29%. The average yield on the taxable investment portfolio increased from 2.17% in 2015 to 2.22% in 2016 and the average yield on the tax-exempt investment portfolio increased from 2.86% in 2015 to 2.92% in 2016.

Total interest income increased $436 (1.40%) and average yields on interest-earning assets decreased from 3.78% in 2015 to 3.65% in 2016.

Deposit interest expense decreased $152 (5.22%) in the six month period as compared to the same period in the prior year, primarily as a result of lower rates paid on deposits offset in part by an increase in average deposits of $10,381. Due to these reductions and the low interest rate environment, the annualized average rate of interest bearing liabilities decreased from 0.61% in 2015 to 0.57% in 2016.

The Company’s net interest margin for the six months ended June 30, 2016 decreased 9 basis points to 3.18% compared to 3.27% for the six months ended June 30, 2015. The decrease in the net interest margin was due primarily to reduced loan yields.

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

Table 5 - Rate/Volume Analysis

	Three Months Ended June 30, 2016
	compared to Three Months Ended June 30, 2015
	Increase (Decrease) due to

	Volume	Rate	Combined	Total
Interest-earning assets:	(Dollars in thousands)
Loans	780	(1,007)	(65)	(292)
Loans held for sale	(72)	1	(1)	(72)
Investment securities
Taxable	(6)	65	-	59
Tax-exempt	34	3	-	37
Interest-bearing deposits in other banks	33	7	13	53
Total interest-earning assets	769	(931)	(53)	(215)

Interest-bearing liabilities:
Deposits	21	(87)	(1)	(67)
Securities sold under repurchase agreements	(1)	(2)	1	(2)
Other borrowings	206	(150)	(49)	7
Total interest-bearing liabilities	226	(239)	(49)	(62)

Net change in net interest income				$(153)

Table 6- Rate/Volume Analysis

	Six Months Ended June 30, 2016
	compared to Six Months Ended June 30, 2015
	Increase (Decrease) due to

	Volume	Rate	Combined	Total
Interest-earning assets:	(Dollars in thousands)
Loans	1,356	(1,193)	(69)	94
Loans held for sale	(37)	9	(1)	(29)
Investment securities
Taxable	2	119	-	121
Tax-exempt	148	26	3	177
Interest-bearing deposits in other banks	34	20	19	73
Total interest-earning assets	1,503	(1,019)	(48)	436

Interest-bearing liabilities:
Deposits	23	(174)	(1)	(152)
Securities sold under repurchase agreements	1	3	1	5
Other borrowings	388	(301)	(92)	(5)
Total interest-bearing liabilities	412	(472)	(92)	(152)

Net change in net interest income				$588

Provision for Loan Losses

The provision for loan losses is the charge to operating earnings necessary to maintain the allowance for loan losses at a level which, in management’s estimate, is adequate to cover the estimated amount of probable incurred losses in the loan portfolio. A provision for loan losses totaling $40 was recognized for the three months ended June 30, 2016 compared to a credit for loan losses of $2,690 for the three months ended June 30, 2015 and a provision of $468 for the six months ended June 30, 2016 compared to a credit for loan losses of $2,143 for the same period in 2015. See “Allowance for Loan Losses” for further analysis of the provision for loan losses.

Noninterest Income

Table 7 - Noninterest Income

	Three Months Ended				Six Months Ended
	June 30,		Variance		June 30,		Variance
	2016	2015	Amount	%	2016	2015	Amount	%
	(Dollars in thousands)				(Dollars in thousands)

Service charges and fees on deposits	$1,805	$1,843	$(38)	(2.06%)	$3,570	$3,587	$(17)	(0.47%)
Gain on sales of loans	2,381	1,758	623	35.44%	4,069	3,312	757	22.86%
Loss on sale of fixed assets, net	-	(62)	62	(100.00%)	-	(61)	61	(100.00%)
Investment securities gains (losses), net	133	(897)	1,030	(114.83%)	369	(840)	1,209	(143.93%)
Retail investment income	554	520	34	6.54%	1,092	1,046	46	4.40%
Trust service fees	383	355	28	7.89%	737	691	46	6.66%
Earnings from cash surrender value of bank-owned life insurance	331	281	50	17.79%	660	559	101	18.07%
Miscellaneous income	325	221	104	47.06%	630	444	186	41.89%
Total noninterest income	$5,912	$4,019	$1,893	47.10%	$11,127	$8,738	$2,389	27.34%

Second Quarter 2016 compared to Second Quarter 2015:

Noninterest income increased $1,893 (47.10%) during the three month period ended June 30, 2016 as compared to the same period in 2015. The change was mostly due to an increase in investment securities gains (losses), net of $1,030 (114.83%) and gain on sales of loans of $623 (35.44%).

Six Months Ended June 30, 2016 compared to Six Months Ended June 30, 2015:

Noninterest income increased $2,389 (27.34%) during the six month period ended June 30, 2016 as compared to the same period in 2015. The change was mostly due to an increase in investment securities gains (losses), net of $1,209 (143.93%) and gain on sales of loans of $757 (22.86%).

Noninterest Expense

Table 8 - Noninterest Expense

	Three Months Ended				Six Months Ended
	June 30,		Variance		June 30,		Variance
	2016	2015	Amount	%	2016	2015	Amount	%
	(Dollars in thousands)				(Dollars in thousands)
Salaries and other personnel expense	$7,014	$6,662	$352	5.28%	$13,786	$13,249	$537	4.05%
Occupancy expenses	1,073	1,030	43	4.17%	2,164	2,048	116	5.66%
Marketing & business development	522	496	26	5.24%	1,149	993	156	15.71%
Processing expense	821	858	(37)	(4.31%)	1,760	1,685	75	4.45%
Legal and professional fees	366	400	(34)	(8.50%)	831	812	19	2.34%
Merger-related expenses	1,057	-	1,057	100.00%	1,057	-	1,057	100.00%
Data processing expense	557	388	169	43.56%	997	777	220	28.31%
FDIC insurance	223	191	32	16.75%	454	432	22	5.09%
Communications expense	376	297	79	26.60%	664	559	105	18.78%
Prepayment fees	-	955	(955)	(100.00%)	-	955	(955)	(100.00%)
Teller & Operational Losses	216	133	83	62.41%	324	186	138	74.19%
Loss (gain) on sale of other real estate, net	7	(47)	54	(114.89%)	7	(114)	121	(106.14%)
Provision for other real estate losses	-	1	(1)	(100.00%)	-	2	(2)	(100.00%)
Loan costs (excluding OREO)	135	238	(103)	(43.28%)	347	512	(165)	(32.23%)
Other operating expenses	568	609	(41)	(6.73%)	1,107	1,180	(73)	(6.19%)
Total noninterest expense	$12,935	$12,211	$724	5.93%	$24,647	$23,276	$1,371	5.89%

Second Quarter 2016 compared to Second Quarter 2015:

Noninterest expense increased $724 (5.93%) during the three month period ended June 30, 2016 as compared to the same period in 2015. The increase was mainly due to merger-related expenses of $1,057 (100.00%) from the South State Merger announced in second quarter of 2016, salaries and other personnel expense which increased $352 (5.28%) due to salary increases and increased retirement, incentive and other benefit plan costs and higher commission expense offset by reduction in prepayment fees of $955 (100.00%) due to the penalty incurred on the repayment of an FHLB advance during the second quarter of 2015. In addition, data processing expense increased $169 (43.56%) due to increased investment in technology.

Six Months Ended June 30, 2016 compared to Six Months Ended June 30, 2015:

Noninterest expense increased $1,371 (5.89%) during the six month period ended June 30, 2016 as compared to the same period in 2015. The increase was mainly due to merger-related expenses of $1,057 (100.00%) from the South State Merger announced in second quarter of 2016, salaries and other personnel expense which increased $537 (4.05%) due to salary increases and increased retirement, incentive and other benefit plan costs and higher commission expense offset by reduction in prepayment fees of $955 (100.00%) due to the penalty incurred on the repayment of an FHLB advance during the second quarter of 2015. In addition, marketing & business development expense increased $156 (15.71%) due to increased sponsorships and data processing expense increased $220 (28.31%) due to increased investment in technology.

Income Taxes

The Company recognized income tax expense of $2,207 and $4,415 for the three and six months ended June 30, 2016 as compared to an income tax expense of $2,732 and $4,720 for the same periods in 2015. The effective income tax rate for the three and six months ended June 30, 2016 was 32.91% and 32.44% compared to 32.44% and 32.29% for the three and six months ended June 30, 2015. The primary reason for the increase in the effective tax rate as compared to the same periods in 2015 is due to the non-deductibility of certain merger-related transaction costs partially offset by higher levels of tax exempt interest income and an increase in state tax credits utilized.

Loans

The following table presents the composition of the Company’s loan portfolio as of June 30, 2016 and December 31, 2015.

Table 9 - Loan Portfolio Composition

	June 30, 2016		December 31, 2015
	Amount	%	Amount	%
	(Dollars in thousands)
Commercial, financial and agricultural	$226,248	22.03%	$210,712	20.88%
Real estate
Commercial	370,501	36.07%	366,566	36.32%
Residential	245,609	23.91%	229,161	22.71%
Acquisition, development and construction	164,893	16.06%	184,292	18.26%
Total real estate	781,003	76.04%	780,019	77.29%
Consumer
Direct	19,087	1.86%	17,947	1.78%
Revolving	745	0.07%	637	0.06%
Total consumer	19,832	1.93%	18,584	1.84%
Deferred loan origination fees	(36)	(0.00%)	(166)	(0.01%)
Total	$1,027,047	100.00%	$1,009,149	100.00%

At June 30, 2016, 76.04% of the loan portfolio is comprised of real estate loans. Commercial, financial and agricultural loans comprise 22.03%, and consumer loans comprise 1.93% of the portfolio.

Commercial real estate (“CRE”) comprises 36.07% of the loan portfolio and consists of both non-owner occupied and owner occupied properties, where the operations of the commercial entity provide the necessary cash flow to service the debt. For this portion of the real estate loan portfolio, repayment is generally not dependent upon the sale of the real estate held as collateral. Acquisition, development and construction (“ADC”) loans comprise 16.06% of the loan portfolio. The Company carefully monitors the loans in this category since the repayment of these loans is generally dependent upon the sale of the real estate in the normal course of business and can be impacted by national and local economic conditions. The residential category, 23.91% of the portfolio, represents those loans that the Company chooses to maintain in its portfolio rather than selling into the secondary market for marketing and competitive reasons and commercial loans secured by residential real estate.

The Company has no large loan concentrations to individual borrowers. Unsecured loans at June 30, 2016 totaled $34,616.

Interest reserves are established for certain ADC loans and certain CRE loans with major renovations based on the feasibility of the project, the timeframe for completion, the creditworthiness of the borrower and guarantors, and collateral. An interest reserve allows the borrower’s interest cost to be capitalized and added to the loan balance. As a matter of practice GB&T does not generally establish loan funded interest reserves on ADC or CRE loans; however, the Company’s loan portfolio includes six loans with interest reserves at June 30, 2016. The following table details the loans and accompanying interest reserves as of June 30, 2016.

	June 30, 2016
		Reserves
	Balance	Approved	Advanced	Remaining
	(Dollars in thousands)

Loan 1	$1,079	35	8	27
Loan 2	8,128	179	179	-
Loan 3	1,243	35	16	19
Loan 4	497	31	1	30
Loan 5	311	13	-	13
Loan 6	2,225	200	-	200

These ADC and CRE loans have not been renewed or restructured and, as of June 30, 2016, are not on nonaccrual.

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

Nonperforming Assets

Non-performing assets include nonaccrual loans, restructured loans, and other real estate owned. Table 10 shows the current and prior period amounts of non-performing assets. Non-performing assets were $13,735 at June 30, 2016, compared to $17,766 at December 31, 2015 and $15,371 at June 30, 2015. The change from June 2015 to June 2016 was due primarily to a $5,355 decrease in restructured loans and a net increase of $4,243 in nonaccrual loans.

There were no loans past due 90 days or more and still accruing interest at June 30, 2016. At December 31, 2015 there were $127 of loans past due 90 days or more and still accruing interest. There were no loans past due 90 days or more and still accruing interest at June 30, 2015.

Troubled debt restructurings (TDRs) are troubled loans in which the original terms have been modified in favor of the borrower and either principal or interest has been forgiven due to deterioration in the borrower’s financial condition. There was $7,583 in TDRs at June 30, 2016, of which $6,647 were on nonaccrual status. TDRs totaled $8,636 at December 31, 2015, of which $5,274 were on nonaccrual status, and $9,136 at June 30, 2015, of which $2,845 were on nonaccrual status.

Table 10 - Non-Performing Assets

	June 30, 2016	December 31, 2015	June 30, 2015
	(Dollars in thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$950	$1,151	$1,258
Real Estate:
Commercial	6,386	6,763	1,144
Residential	4,364	3,560	3,350
Acquisition, development and construction	649	2,537	2,337
Consumer	52	33	69
Total Nonaccrual loans	12,401	14,044	8,158
Restructured loans (1)	936	3,362	6,291
Other real estate owned	398	360	922
Total Non-performing assets	$13,735	$17,766	$15,371

Loans past due 90 days or more and still accruing interest	$-	$127	$-

Non-performing assets to total assets	0.72%	0.97%	0.86%

Non-performing assets to period end loans and OREO	1.34%	1.76%	1.63%

Allowance for loan loss to period end nonaccrual loans	172.57%	152.14%	286.49%

(1) Restructured loans on nonaccrual status at period end are included under nonaccrual loans in the table.

The ratio of non-performing assets to total loans and other real estate was 1.34% at June 30, 2016 compared to 1.76% at December 31, 2015 and 1.63% at June 30, 2015. The ratio of allowance for loan losses to total nonaccrual loans was 172.57% at June 30, 2016 compared to 152.14% at December 31, 2015 and 286.49% at June 30, 2015. The resolution of non-performing assets continues to be a priority of management.

Nonaccrual loans increased $4,243 (52.01%) from June 30, 2015 due primarily to an increase in nonaccrual CRE loans, which increased $5,242. Partially offsetting this increase was an decrease in nonaccrual ADC loans of $1,688.

The increase in nonaccrual CRE was due to one troubled loan and one impaired loan that moved to nonaccrual status during the last half of the 2015. The decrease in restructured loans since June 30, 2015 was due primarily to the troubled CRE loan that moved to nonaccrual and the repayment of a $2,414 restructured loan.

The following table provides further information regarding the Company’s most significant nonaccrual loans.

	Table 11 - Nonaccrual Loans
			Nonaccrual					Appraisal	Appraised
	Balance	Originated	Date	Trigger	Collateral	Allowance	Method	Date	Value
	(Dollars in thousands)
Commercial real estate	$1,368	01/06/11	09/18/15	financial condition	motel	-	collateral value	09/15	$2,050
Commercial real estate	3,411	01/17/12	12/21/15	financial condition	land & gym	-	discounted cash flows
	$4,779
Other, net	7,622

Nonaccrual loans at June 30, 2016	$12,401

The following table presents a roll forward of other real estate owned for the six month periods ended June 30, 2016 and 2015, respectively.

Table 12 - Other Real Estate Owned

	2016	2015
	(Dollars in thousands)
Beginning balance, January 1	$360	$1,107
Additions	303	500
Increase in valuation allowance	-	(2)
Sales	(258)	(797)
(Loss) gain on sale of OREO	(7)	114
Ending balance, June 30	$398	$922

The following table provides details of other real estate owned as of June 30, 2016, December 31, 2015 and June 30, 2015, respectively.

	June 30, 2016	December 31, 2015	June 30, 2015
	(Dollars in thousands)
Other Real Estate:
Real Estate
Commercial	$-	$-	$454
Residential	-	-	38
Acquisition, development and construction	645	607	733
	645	607	1,225

Valuation allowance	(247)	(247)	(303)
	$398	$360	$922

The change in other real estate owned is due to the continuing process of resolving problem loans. In the first six months of 2016, additions to other real estate owned totaled $303 compared to $500 for the same period in 2015. There was $258 in sales of other real estate for the six months ended June 30, 2016 compared to $797 for the six months ended June 30, 2015.

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

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management’s analysis of risk in the loan portfolio. Loans determined to be uncollectible are charged to the allowance for loan losses and subsequent recoveries are added to the allowance. A provision for losses in the amount of $40 was charged to expense for the three months ended June 30, 2016 compared to a negative provision of $2,690 credited to expense for the three months ended June 30, 2015 and a $468 provision for losses was charged to expense for the six months ended June 30, 2016 compared to a negative provision of $2,143 credited to expense for the six months ended June 30, 2015.

At June 30, 2016 the ratio of allowance for loan losses to period end loans was 2.08% compared to 2.12% at December 31, 2015 and 2.48% at June 30, 2015. The decline in overall level of allowance as a percentage of the portfolio is due in part to the decline in the average historical loss rate and the level of recoveries during the quarter. (see Note 1 — ALLL Methodology in the Notes to Consolidated Financial Statements).

For the six months ended June 30, 2016 charge-offs net of recoveries totaled $434 on all loans. This included charge-offs net of recoveries of $257 for ADC loans, $9 for commercial, financial and agricultural loans, $142 for consumer loans, and $129 for residential real estate loans. These were partially offset by recoveries net of charge-offs of $103 for CRE loans. The provisions for loan losses allocated to individual portfolio segments are affected by the calculation of average historical net loss rate factors and by the internal and external qualitative factors within each category.

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

Liquidity and Capital Resources

The Company has maintained adequate liquidity to meet operating and loan funding requirements. The loan to deposit ratio at June 30, 2016 was 64.82% compared to 66.00% at December 31, 2015 and 61.43% at June 30, 2015. Deposits at June 30, 2016 and December 31, 2015 include $154,803 and $159,180 of brokered certificates of deposit, respectively. GB&T has also utilized borrowings from the FHLB. GB&T maintains a line of credit with the FHLB approximating 10% of its total assets. FHLB advances are collateralized by eligible first mortgage loans and CRE loans. FHLB advances totaled $90,000 at June 30, 2016. GB&T maintains repurchase lines of credit with SunTrust Robinson Humphrey, Atlanta, Georgia, for advances up to $30,000, of which none was outstanding at June 30, 2016 and a $10,000 repurchase line of credit with CenterState Bank, Orlando, Florida, of which none was outstanding at June 30, 2016. GB&T has a federal funds purchased accommodation with SunTrust Bank, Atlanta, Georgia for advances up to $10,000, of which none was outstanding at June 30, 2016 and a federal funds purchased accommodation with CenterState Bank, Orlando, Florida, for advances up to $10,000, of which none was outstanding at June 30, 2016. The Company also maintains a borrowing facility at the Federal Reserve Bank, under the Borrower-In-Custody Program, of which none was outstanding at June 30, 2016. Additionally, liquidity needs can be supplemented by the structuring of the maturities of investment securities and the pricing and maturities on loans and deposits offered to customers. The Company also uses retail securities sold under repurchase agreements to fund operations. Retail securities sold under repurchase agreements were $631 at June 30, 2016.

Stockholders’ equity to total assets was 9.73% at June 30, 2016 compared to 9.23% at December 31, 2015 and 9.03% at June 30, 2015. The capital of the Company exceeded all required regulatory guidelines at June 30, 2016. The Company’s common equity Tier 1, Tier 1 risk-based, total risk-based and Tier 1 leverage capital ratios were 13.71%, 15.24%, 16.50%, and 10.57%, respectively, at June 30, 2016.

The following table reflects the current regulatory capital levels in more detail, including comparisons to the regulatory minimums.

Table 13 - Regulatory Capital Requirements

June 30, 2016

					To be well capitalized
			For capital adequacy		under prompt corrective
	Actual		purposes (1)		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Southeastern Bank Financial Corporation
Risk-based capital:
Common equity tier 1 capital	$178,391	13.71%	$66,705	5.125%	N/A	N/A
Tier 1 capital	198,391	15.24%	86,228	6.625%	N/A	N/A
Total capital	214,724	16.50%	112,260	8.625%	N/A	N/A
Tier 1 leverage ratio	198,391	10.57%	75,047	4.00%	N/A	N/A

Georgia Bank & Trust Company:
Risk-based capital:
Common equity tier 1 capital	$185,344	14.27%	$66,552	5.125%	$84,408	6.50%
Tier 1 capital	185,344	14.27%	86,031	6.625%	103,887	8.00%
Total capital	201,640	15.53%	112,003	8.625%	129,858	10.00%
Tier 1 leverage ratio	185,344	9.90%	84,218	4.50%	93,576	5.00%

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

Unfunded commitments to extend credit where contractual amounts represent potential credit risk totaled $261,624 at June 30, 2016. This includes standby letters of credit of $4,987 at June 30, 2016. These commitments are primarily at variable interest rates.

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

Table 14 - Commitments and Contractual Obligations

	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(Dollars in thousands)
Lines of credit (1)	$256,637	-	-	-
Standby letters of credit (1)	4,987	-	-	-
Lease agreements	274	264	51	-
Deposits	1,485,162	80,240	19,051	-
Securities sold under repurchase agreements	631	-	-	-
Salary continuation agreements	323	1,431	1,690	33,970
FHLB advances	25,000	65,000	-	-
Subordinated debentures	-	-	-	20,000
Total commitments and contractual obligations	$1,773,014	$146,935	$20,792	$53,970

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2016, there were no substantial changes in the interest rate sensitivity analysis or the sensitivity of market value of portfolio equity for various changes in interest rates calculated as of December 31, 2015. A detailed discussion of market risk is provided in the Company’s 2015 Annual Report on Form 10-K.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information regarding the Company’s purchases of its common stock on a monthly basis during the first quarter of 2016.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Appropriate Dollar Value) of Shares Yet To Be Purchased Under the Plans or Programs (1)
April 1 through April 30, 2016	-	-	-	299,454
May 1 through May 31, 2016	-	-	-	299,454
June 1 through June 30, 2016	-	-	-	299,454
Total	-	-	-	299,454

(1) On October 15, 2014, the Company’s Board of Directors announced the commencement of a stock repurchase program (the “2014 Program”), pursuant to which it will, from time to time, repurchase up to 300,000 shares of its outstanding common stock in the open market or in private transactions. The 2014 Program does not have a stated expiration date.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 in XBRL (eXtensible Business Reporting Language).

SOUTHEASTERN BANK FINANCIAL CORPORATION

Form 10-Q Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Date: July 29, 2016	By:	/s/ Darrell R. Rains
Darrell R. Rains
Executive Vice President, Chief
Financial Officer (Duly Authorized
Officer of Registrant and Principal
Financial Officer)

