Form 10-Q/A
period 2016-06-30
Southeastern Bank Financial CORP
filed 2016-08-10
CIK 880116

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

6,786,780 shares of common stock, $3.00 par value per share, outstanding as of July 26, 2016.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, originally filed with the Securities and Exchange Commission (the “SEC”) on July 29, 2016 (the “Original Form 10-Q”), is being filed solely to correct the number of shares of common stock outstanding as of July 26, 2016.  Due to a typographical error, the Original Form 10-Q reported that the Company had 5,786,780 shares of common stock outstanding as of July 26, 2016.  The correct number of shares of common stock outstanding as of July 26, 2016 is 6,786,780.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits 31.1, 31.2 and 32.1 to this Amendment No. 1.

Other than as discussed above, this Amendment No. 1 does not revise any of the other information contained in the Original Form 10-Q. Other than as specifically set forth herein, this Amendment No. 1 continues to speak as of the date of the Original Form 10-Q and we have not updated or amended the disclosures contained therein to reflect events that have occurred since the date of the Original Form 10-Q. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the date of the Original Form 10-Q.

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

SOUTHEASTERN BANK FINANCIAL CORPORATION

Date: August 10, 2016	By:	/s/ Darrell R. Rains
Darrell R. Rains
Executive Vice President, Chief
Financial Officer (Duly Authorized
Officer of Registrant and Principal
Financial Officer)

