Form 10-Q
period 2016-09-30
Southeastern Bank Financial CORP
filed 2016-10-28
CIK 880116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2016.

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

6,800,714 shares of common stock, $3.00 par value per share, outstanding as of October 25, 2016.

SOUTHEASTERN BANK FINANCIAL CORPORATION

FORM 10-Q

1

PART I

FINANCIAL INFORMATION

SOUTHEASTERN BANK FINANCIAL CORPORATION

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	September 30,
	2016	December 31,
	(Unaudited)	2015
Assets
Cash and due from banks	$70,963	$40,181
Interest-bearing deposits in other banks	24,429	2,736
Cash and cash equivalents	95,392	42,917
Available-for-sale securities	658,445	691,563
Loans held for sale, at fair value	12,110	18,647
Loans	1,036,791	1,009,149
Less allowance for loan losses	21,368	21,367
Loans, net	1,015,423	987,782

Premises and equipment, net	25,934	27,398
Accrued interest receivable	5,492	6,331
Bank-owned life insurance	44,186	43,167
Restricted equity securities	5,478	5,169
Other real estate owned	276	360
Deferred tax asset	10,888	13,958
Other assets	1,905	3,073
	$1,875,529	$1,840,365
Liabilities and Stockholders' Equity
Deposits
Noninterest-bearing	$258,164	$229,002
Interest-bearing:
NOW accounts	419,538	401,674
Savings	566,426	548,729
Money management accounts	19,329	16,330
Time deposits	290,879	333,345
	1,554,336	1,529,080

Securities sold under repurchase agreements	550	15,684
Advances from Federal Home Loan Bank	90,000	85,000
Accrued interest payable and other liabilities	22,044	20,688
Subordinated debentures	20,000	20,000
Total liabilities	1,686,930	1,670,452

Stockholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized; 0 shares outstanding in 2016 and 2015, respectively	-	-
Common stock, $3.00 par value; 10,000,000 shares authorized; 6,800,530 and 6,745,818 shares issued in 2016 and 2015, respectively; 6,800,530 and 6,745,818 shares outstanding in 2016 and 2015, respectively	20,402	20,237
Additional paid-in capital	65,834	63,637
Retained earnings	97,972	87,250
Treasury stock, at cost; 0 shares in 2016 and 2015, respectively	-	-
Accumulated other comprehensive income (loss), net	4,391	(1,211)
Total stockholders' equity	188,599	169,913
	$1,875,529	$1,840,365

See accompanying notes to unaudited consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Consolidated Statements of Comprehensive Income

(Dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Interest income:
Loans, including fees	$11,867	$11,584	$35,644	$35,296
Investment securities	3,819	3,945	11,562	11,390
Interest-bearing deposits in other banks	53	20	160	54
Total interest income	15,739	15,549	47,366	46,740
Interest expense:
Deposits	1,337	1,443	4,096	4,354
Securities sold under repurchase agreements	1	6	11	11
Other borrowings	641	562	1,900	1,826
Total interest expense	1,979	2,011	6,007	6,191

Net interest income	13,760	13,538	41,359	40,549
Provision (Credit) for loan losses	93	132	561	(2,011)
Net interest income after provision (credit) for loan losses	13,667	13,406	40,798	42,560

Noninterest income:
Service charges and fees on deposits	1,833	1,831	5,403	5,418
Gain on sales of loans	2,087	2,007	6,156	5,319
(Loss) gain on sale of fixed assets, net	(5)	58	(5)	(3)
Investment securities gains (losses), net	44	(165)	413	(1,005)
Retail investment income	680	589	1,772	1,635
Trust service fees	350	357	1,087	1,048
Earnings from cash surrender value of bank-owned life insurance	359	365	1,019	924
Miscellaneous income	236	265	866	709
Total noninterest income	5,584	5,307	16,711	14,045

Noninterest expense:
Salaries and other personnel expense	6,717	6,719	20,503	19,968
Occupancy expenses	1,101	1,040	3,265	3,088
Other real estate losses (gains), net	101	10	108	(102)
Prepayment fees	-	-	-	955
Merger-related expenses	541	-	1,598	-
Other operating expenses	3,694	3,802	11,327	10,938
Total noninterest expense	12,154	11,571	36,801	34,847

Income before income taxes	7,097	7,142	20,708	21,758
Income tax expense	2,326	2,277	6,741	6,997
Net income	$4,771	$4,865	$13,967	$14,761

Other comprehensive income (loss):
Unrealized gain (loss) on derivatives	$82	$(502)	(878)	(260)
Unrealized (loss) gain on securities available-for-sale	(3,499)	5,472	10,460	2,006
Reclassification adjustment for realized (gain) loss on securities	(44)	165	(413)	1,005
Tax effect	1,346	(1,997)	(3,567)	(1,070)
Total other comprehensive income (loss)	(2,115)	3,138	5,602	1,681
Comprehensive income	$2,656	$8,003	$19,569	$16,442

(continued)

SOUTHEASTERN BANK FINANCIAL CORPORATION

Consolidated Statements of Comprehensive Income

(Dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Basic net income per share	$0.70	$0.73	$2.07	$2.20

Diluted net income per share	$0.70	$0.72	2.07	2.20

Weighted average common shares outstanding	6,771,388	6,703,371	6,738,601	6,700,439

Weighted average number of common and common equivalent shares outstanding	6,797,172	6,719,396	6,756,784	6,713,344

See accompanying notes to unaudited consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net income	$13,967	$14,761
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,786	1,678
Deferred income tax (benefit) expense	(496)	1,877
Provision (Credit) for loan losses	561	(2,011)
Net investment securities (gains) losses	(413)	1,005
Net amortization of premiums on investment securities	3,428	3,059
Earnings from CSV of bank-owned life insurance	(1,019)	(924)
Stock-based compensation expense	350	350
Prepayment fees on Federal Home Loan Bank advances	-	955
Loss on disposal of premises and equipment	5	3
Loss (gain) on the sale of other real estate	24	(116)
Provision for other real estate valuation allowance	84	14
Gain on sales of loans	(6,156)	(5,319)
Real estate loans originated for sale	(180,985)	(181,560)
Proceeds from sales of real estate loans	193,678	172,906
Decrease (increase) in accrued interest receivable	839	(385)
Decrease (increase) in other assets	1,168	(1,338)
Increase in accrued interest payable and other liabilities	479	1,019
Net cash provided by operating activities	27,300	5,974

Cash flows from investing activities:
Proceeds from sales of available-for-sale securities	95,718	110,635
Proceeds from maturities and calls of available-for-sale securities	108,812	74,508
Purchase of available-for-sale securities	(164,381)	(238,725)
Proceeds from redemption of FHLB stock	-	500
Purchase of FHLB stock	(309)	(463)
Net (increase) decrease in loans	(28,505)	2,407
Purchase of bank-owned life insurance	-	(5,000)
Additions to premises and equipment	(327)	(1,636)
Proceeds from sale of other real estate	279	1,068
Proceeds from sale of premises and equipment	-	137
Net cash provided by (used in) investing activities	11,287	(56,569)

              (continued)

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015

Cash flows from financing activities:
Net increase in deposits	25,256	77,116
Net decrease in securities sold under repurchase agreements	(15,134)	(10,045)
Payments of Federal Home Loan Bank advances	-	(8,955)
Advances from Federal Home Loan Bank	5,000	10,000
Purchase of treasury stock	(139)	(11)
Payment of cash dividends	(3,245)	(3,035)
Proceeds from stock options exercised	1,999	-
Tax benefit from stock-based compensation	102	46
Proceeds from directors' stock purchase plan	49	45
Net cash provided by financing activities	13,888	65,161

Net increase in cash and cash equivalents	52,475	14,566
Cash and cash equivalents at beginning of period	42,917	35,995
Cash and cash equivalents at end of period	$95,392	$50,561

Supplemental disclosures of cash paid during the period for:
Interest	$6,086	$6,443
Income taxes	6,040	5,181

Supplemental information on noncash investing activities:
Loans transferred to other real estate owned	$303	$611
Loans provided for sales of other real estate owned	-	392

See accompanying notes to unaudited consolidated financial statements.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Notes to Unaudited Consolidated Financial Statements

(Dollar amounts are expressed in thousands unless otherwise noted)

September 30, 2016

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

The financial statements for the three and nine months ended September 30, 2016 and 2015 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 2015.

In the opinion of management, all adjustments necessary to present fairly the financial position and the results of operations and cash flows for the interim periods have been made. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results of operations which the Company may achieve for the entire year.

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

In August 2016, the FASB issued an update (ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments.) This guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact on the consolidated financial statements and related disclosures.

(c) Merger

On June 16, 2016, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with South State Corporation, a South Carolina corporation (“South State”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, the Company will merge with and into South State (the “Merger”), with South State as the surviving corporation in the Merger. Immediately following the Merger, the Company’s wholly-owned subsidiary bank, Georgia Bank & Trust Company of Augusta (“Georgia Bank & Trust”), will merge with and into South State’s wholly-owned subsidiary bank, South State Bank (the “Bank Merger”), with South State Bank as the surviving entity in the Bank Merger. As of October 17, 2016, South State received all regulatory approvals for the Merger and the Bank Merger. A special meeting of shareholders of Southeastern Bank Financial was held on October 18, 2016 where shareholders voted to approve the Merger. The Company expects to complete the Merger on or around January 3, 2017.

Note 2 – Investment Securities

All investment securities held at September 30, 2016 and December 31, 2015 are classified as available-for-sale.

The following tables summarize the amortized cost and fair value of the available-for-sale investment securities portfolio at September 30, 2016 and December 31, 2015 and the corresponding amounts of unrealized gains and losses therein.

	September 30, 2016
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Available-for-sale	(Dollars in thousands)
Obligations of U.S. Government agencies	$72,823	402	(159)	73,066
Obligations of states and political subdivisions	118,630	5,050	(54)	123,626
Mortgage backed securities
U.S. GSE's* MBS - residential	129,989	2,422	(162)	132,249
U.S. GSE's* MBS - commercial	28,555	324	(5)	28,874
U.S. GSE's* CMO	184,105	1,960	(348)	185,717
Corporate bonds	114,267	1,567	(921)	114,913
	$648,369	11,725	(1,649)	658,445

* Government sponsored entities

	December 31, 2015
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Available-for-sale	(Dollars in thousands)
Obligations of U.S. Government agencies	$147,135	274	(1,433)	145,976
Obligations of states and political subdivisions	136,499	3,827	(266)	140,060
Mortgage backed securities
U.S. GSE's* MBS - residential	121,646	752	(890)	121,508
U.S. GSE's* MBS - commercial	21,805	125	(261)	21,669
U.S. GSE's* CMO	146,782	437	(1,642)	145,577
Corporate bonds	117,666	524	(1,417)	116,773
	$691,533	5,939	(5,909)	691,563

* Government sponsored entities

As of September 30, 2016 and December 31, 2015, except for the U.S. Government agencies and government sponsored entities, there was no issuer who represented 10% or more of stockholders’ equity within the investment portfolio.

Proceeds from sales of securities available-for-sale and the associated gains (losses), excluding gains (losses) on called securities, for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Dollars in thousands)		(Dollars in thousands)
Proceeds from Sales	$25,324	$33,487	$95,718	$110,635
Gross Gains	187	110	847	329
Gross Losses	(157)	(276)	(455)	(1,335)

The amortized cost and fair value of the investment securities portfolio are shown below by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2016
	Amortized	Estimated
	cost	fair value
	(Dollars in thousands)
Available-for-sale:
One year or less	$12,378	12,541
After one year through five years	106,685	108,612
After five years through ten years	145,868	147,257
After ten years	383,438	390,035
	$648,369	658,445

The following tables summarize the investment securities with unrealized losses at September 30, 2016 and December 31, 2015, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position.

	September 30, 2016
	Less than 12 months		12 months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
Temporarily impaired	(Dollars in thousands)
Obligations of U.S. Government agencies	$5,005	28	16,988	131	21,993	159
Obligations of states and political subdivisions	4,101	27	1,278	27	5,379	54
Mortgage backed securities
U.S. GSE's MBS - residential	17,957	143	2,430	19	20,387	162
U.S. GSE's MBS - commercial	5,298	5	—	—	5,298	5
U.S. GSE's CMO	50,244	288	4,072	60	54,316	348
Corporate bonds	5,930	70	20,099	851	26,029	921
	$88,535	561	44,867	1,088	133,402	1,649

	December 31, 2015
	Less than 12 months		12 months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	fair value	loss	fair value	loss	fair value	loss
Temporarily impaired	(Dollars in thousands)
Obligations of U.S. Government agencies	$57,409	388	63,971	1,045	121,380	1,433
Obligations of states and political subdivisions	21,421	235	2,794	31	24,215	266
Mortgage backed securities
U.S. GSE's MBS - residential	71,185	607	11,105	283	82,290	890
U.S. GSE's MBS - commercial	9,428	261	—	—	9,428	261
U.S. GSE's CMO	102,082	1,463	6,584	179	108,666	1,642
Corporate bonds	69,459	705	17,683	712	87,142	1,417
	$330,984	3,659	102,137	2,250	433,121	5,909

Other-Than-Temporary Impairment – September 30, 2016

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

As of September 30, 2016, the Company’s security portfolio consisted of 410 securities, 63 of which were in an unrealized loss position. Of these securities with unrealized losses, 87.08% were related to the Company’s mortgage-backed and corporate securities as discussed below.

Mortgage-backed Securities

At September 30, 2016, all of the Company’s mortgage-backed securities were issued by U.S. government-sponsored entities and agencies, primarily the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Government National Mortgage Association (“Ginnie Mae”), institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is not more likely than not that it will be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2016.

Corporate Securities

The Company holds forty-two corporate securities totaling $114,913, of which thirteen had an unrealized loss of $921 at September 30, 2016. Twelve of the securities with an unrealized loss of $903 were issued by entities rated lower medium investment grade or higher. Because the decline in fair value is attributable primarily to changes in interest rates and not credit quality and because the Company does not have the intent to sell the securities and it is not more likely than not that it will be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2016.

Included in the Company’s corporate bonds is one trust preferred security with an amortized cost of $250, which had an unrealized loss of $18, resulting in a fair value of $232 at September 30, 2016. This security is not rated. Although the issuer is not in default, in January of 2011 the Company was notified that the issuer had elected to defer interest payments in accordance with the terms of the instrument. As of July of 2015, the issuer is no longer deferring interest and is current on all payments. Because the Company does not have the intent to sell this security and it is not more likely than not that it will be required to sell the security before its anticipated recovery, the Company does not consider this security to be other-than-temporarily impaired at September 30, 2016.

There were no credit losses recognized in earnings for the nine month periods ended September 30, 2016 and 2015.

Note 3 – Loans

The following table summarizes loans at September 30, 2016 and December 31, 2015.

	September 30, 2016	December 31, 2015
	(Dollars in thousands)
Commercial, financial, and agricultural	$216,316	210,712
Real estate:
Commercial	381,882	366,566
Residential	250,111	229,161
Acquisition, development and construction	168,396	184,292
Consumer installment	20,107	18,584
	$1,036,812	1,009,315
Less allowance for loan losses	21,368	21,367
Less deferred loan origination fees (costs)	21	166
	$1,015,423	987,782

The following tables present the activity in the allowance for loan losses by portfolio segment as of and for the three and nine month periods ended September 30, 2016 and 2015.

	Three Months Ended September 30, 2016
	Commercial,
	Financial, and	CRE - Owner	CRE - Non Owner	Residential	ADC	ADC
	Agricultural	Occupied	Occupied	Real Estate	CSRA	Other	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$5,589	4,431	2,617	5,107	2,050	940	667	21,401
Charge-offs	(29)	—	—	—	—	—	(209)	(238)
Recoveries	7	5	—	3	—	51	46	112
Provision	(918)	1,034	37	255	(310)	(184)	179	93
Ending balance	$4,649	5,470	2,654	5,365	1,740	807	683	21,368

	Three Months Ended September 30, 2015
	Commercial,
	Financial, and	CRE - Owner	CRE - Non Owner	Residential	ADC	ADC
	Agricultural	Occupied	Occupied	Real Estate	CSRA	Other	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$4,427	5,441	3,841	6,336	1,805	921	601	23,372
Charge-offs	(32)	—	(1,119)	(77)	—	—	(166)	(1,394)
Recoveries	6	2	—	5	—	4	53	70
Provision	27	(434)	(93)	597	162	(266)	139	132
Ending balance	$4,428	5,009	2,629	6,861	1,967	659	627	22,180

	Nine Months Ended September 30, 2016
	Commercial,
	Financial, and	CRE - Owner	CRE - Non Owner	Residential	ADC	ADC
	Agricultural	Occupied	Occupied	Real Estate	CSRA	Other	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$4,908	4,667	2,709	5,027	2,469	914	673	21,367
Charge-offs	(56)	—	—	(139)	(60)	(200)	(544)	(999)
Recoveries	25	8	100	13	3	51	239	439
Provision	(228)	795	(155)	464	(672)	42	315	561
Ending balance	$4,649	5,470	2,654	5,365	1,740	807	683	21,368

	Nine Months Ended September 30, 2015
	Commercial,
	Financial, and	CRE - Owner	CRE - Non Owner	Residential	ADC	ADC
	Agricultural	Occupied	Occupied	Real Estate	CSRA	Other	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$5,407	4,805	3,817	6,591	1,943	2,320	623	25,506
Charge-offs	(1,166)	(74)	(1,119)	(363)	(255)	(20)	(427)	(3,424)
Recoveries	223	4	—	17	—	1,699	166	2,109
Provision	(36)	274	(69)	616	279	(3,340)	265	(2,011)
Ending balance	$4,428	5,009	2,629	6,861	1,967	659	627	22,180

The following tables present the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2016 and December 31, 2015.

	September 30, 2016
	Commercial,
	Financial, and	CRE - Owner	CRE - Non Owner	Residential	ADC	ADC
	Agricultural	Occupied	Occupied	Real Estate	CSRA	Other	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$—	1,150	—	133	—	—	—	1,283
Collectively evaluated for impairment	4,649	4,320	2,654	5,232	1,740	807	683	20,085
	$4,649	5,470	2,654	5,365	1,740	807	683	21,368

Loans:
Individually evaluated for impairment	742	7,789	3,256	2,573	935	—	—	15,295
Collectively evaluated for impairment	215,574	228,420	142,417	247,538	121,614	45,847	20,107	1,021,517
	$216,316	236,209	145,673	250,111	122,549	45,847	20,107	1,036,812

	December 31, 2015
	Commercial,
	Financial, and	CRE - Owner	CRE - Non Owner	Residential	ADC	ADC
	Agricultural	Occupied	Occupied	Real Estate	CSRA	Other	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$—	—	—	—	—	—	—	—
Collectively evaluated for impairment	4,908	4,667	2,709	5,027	2,469	914	673	21,367
	$4,908	4,667	2,709	5,027	2,469	914	673	21,367

Loans:
Individually evaluated for impairment	991	3,771	6,244	1,998	2,468	—	—	15,472
Collectively evaluated for impairment	209,721	225,592	130,959	227,163	138,649	43,175	18,584	993,843
	$210,712	229,363	137,203	229,161	141,117	43,175	18,584	1,009,315

The following tables present loans individually evaluated for impairment by class of loans as of September 30, 2016 and December 31, 2015.

	September 30, 2016
	Unpaid		Allowance for	Average
	Principal	Recorded	Loan Losses	Recorded
	Balance	Investment (2)	Allocated	Investment
	(Dollars in thousands)
With no related allowance recorded: (1)
Commercial, financial, and agricultural:
Commerical	$1,934	742	—	770
Financial	—	—	—	—
Agricultural	—	—	—	—
Equity lines	—	—	—	—
Other	—	—	—	—
Commercial real estate:
Owner occupied	4,739	3,639	—	3,704
Non Owner occupied	3,527	3,256	—	3,314
Residential real estate:
Secured by first liens	2,541	1,918	—	1,963
Secured by junior liens	142	85	—	90
Acquisition, development and construction:
Residential	—	—	—	—
Other	1,288	935	—	1,003
Consumer	—	—	—	—
	14,171	10,575	—	10,844

With an allowance recorded:
Commercial real estate:
Owner occupied	$4,150	4,150	1,150	4,160
Non Owner occupied	—	—	—	—
Residential real estate:
Secured by first liens	576	570	133	574
Secured by junior liens	—	—	—	—
	4,726	4,720	1,283	4,734
	$18,897	15,295	1,283	15,578

(1) No specific allowance for credit losses is allocated to these loans since they are sufficiently collateralized or had sufficient cash flows

(2) Excludes accrued interest receivable and loan origination fees, net due to immateriality

	December 31, 2015
	Unpaid		Allowance for	Average
	Principal	Recorded	Loan Losses	Recorded
	Balance	Investment (2)	Allocated	Investment
	(Dollars in thousands)
With no related allowance recorded: (1)
Commercial, financial, and agricultural:
Commerical	$1,948	810	—	1,222
Financial	—	—	—	—
Agricultural	251	181	—	193
Equity lines	—	—	—	—
Other	—	—	—	—
Commercial real estate:
Owner occupied	4,773	3,771	—	4,656
Non Owner occupied	7,659	6,244	—	7,201
Residential real estate:
Secured by first liens	2,587	1,904	—	2,026
Secured by junior liens	147	94	—	100
Acquisition, development and construction:
Residential	—	—	—	—
Other	3,440	2,468	—	2,645
Consumer	—	—	—	—
	20,805	15,472	—	18,043

With an allowance recorded:	—	—	—	—

	$20,805	15,472	—	18,043

(1) No specific allowance for credit losses is allocated to these loans since they are sufficiently collateralized or had sufficient cash flows

(2) Excludes accrued interest receivable and loan origination fees, net due to immateriality

The following tables present interest income on impaired loans for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended Sept. 30, 2016		Three Months Ended Sept. 30, 2015
	Interest	Cash Basis	Interest	Cash Basis
	Income	Interest Income	Income	Interest Income
	Recognized	Recognized	Recognized	Recognized
	(Dollars in thousands)		(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$—	—	—	—
Financial	—	—	—	—
Agricultural	—	—	—	—
Equity lines	—	—	—	—
Other	—	—	—	—
Commercial real estate:
Owner occupied	4	4	43	43
Non Owner occupied	13	13	52	52
Residential real estate:
Secured by first liens	8	8	7	7
Secured by junior liens	—	—	—	—
Acquisition, development and construction:
Residential	—	—	—	—
Other	10	10	6	6
Consumer	—	—	—	—
	$35	35	108	108

	Nine Months Ended Sept. 30, 2016		Nine Months Ended Sept. 30, 2015
	Interest	Cash Basis	Interest	Cash Basis
	Income	Interest Income	Income	Interest Income
	Recognized	Recognized	Recognized	Recognized
	(Dollars in thousands)		(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$—	—	—	—
Financial	—	—	—	—
Agricultural	—	—	—	—
Equity lines	—	—	—	—
Other	—	—	—	—
Commercial real estate:
Owner occupied	11	11	118	118
Non Owner occupied	58	58	161	161
Residential real estate:
Secured by first liens	39	39	37	37
Secured by junior liens	—	—	3	3
Acquisition, development and construction:
Residential	—	—	—	—
Other	26	26	19	19
Consumer	—	—	—	—
	$134	134	338	338

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. The sum of nonaccrual loans and loans past due 90 days still on accrual will differ from the total impaired loan amount.

The following tables present the aging of the recorded investment in past due loans as of September 30, 2016 and December 31, 2015 by class of loans.

	September 30, 2016
	30 - 89 Days	90 Days or	Nonaccrual	Total	Loans Not
	Past Due	More Past Due	Loans	Past Due	Past Due	Total
	(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$—	—	742	742	137,587	138,329
Financial	—	—	—	—	3,871	3,871
Agricultural	—	—	—	—	10,141	10,141
Equity lines	15	—	87	102	41,034	41,136
Other	—	—	58	58	22,781	22,839
Commercial real estate:
Owner occupied	259	—	8,097	8,356	227,853	236,209
Non Owner occupied	1,199	—	2,210	3,409	142,264	145,673
Residential real estate:
Secured by first liens	507	—	3,963	4,470	241,205	245,675
Secured by junior liens	1	—	338	339	4,097	4,436
Acquisition, development and construction:
Residential	—	—	—	—	53,260	53,260
Other	778	—	745	1,523	113,613	115,136
Consumer	45	—	40	85	20,022	20,107
	$2,804	—	16,280	19,084	1,017,728	1,036,812

	December 31, 2015
	30 - 89 Days	90 Days or	Nonaccrual	Total	Loans Not
	Past Due	More Past Due	Loans	Past Due	Past Due	Total
	(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$39	—	831	870	125,735	126,605
Financial	—	—	—	—	4,678	4,678
Agricultural	—	—	182	182	10,712	10,894
Equity lines	—	—	75	75	40,536	40,611
Other	—	—	63	63	27,861	27,924
Commercial real estate:
Owner occupied	1,158	—	3,988	5,146	224,217	229,363
Non Owner occupied	226	127	2,775	3,128	134,075	137,203
Residential real estate:
Secured by first liens	2,207	—	3,192	5,399	218,742	224,141
Secured by junior liens	—	—	368	368	4,652	5,020
Acquisition, development and construction:
Residential	—	—	—	—	54,266	54,266
Other	8	—	2,537	2,545	127,481	130,026
Consumer	19	—	33	52	18,532	18,584
	$3,657	127	14,044	17,828	991,487	1,009,315

Troubled Debt Restructurings:

The Company has troubled debt restructurings (TDRs) with a balance of $7,460 and $8,636 included in impaired loans at September 30, 2016 and December 31, 2015, respectively. No specific reserves were allocated to customers whose loan terms have been modified in TDRs as of September 30, 2016 and December 31, 2015. The Company is not committed to lend additional amounts as of September 30, 2016 and December 31, 2015 to customers with outstanding loans that are classified as TDRs.

The following tables present TDRs as of September 30, 2016 and December 31, 2015.

	September 30, 2016
	Number of	Recorded
	Loans	Investment
	(Dollars in thousands)
Troubled Debt Restructurings:
Commercial, financial, and agricultural:
Commerical	1	$742
Financial	-	-
Agricultural	-	-
Equity lines	-	-
Other	-	-
Commercial real estate:
Owner occupied	2	3,639
Non Owner occupied	3	1,694
Residential real estate:
Secured by first liens	9	1,009
Secured by junior liens	1	85
Acquisition, development and construction:
Residential	-	-
Other	1	291
Consumer	-	-
	17	$7,460

	December 31, 2015
	Number of	Recorded
	Loans	Investment
	(Dollars in thousands)
Troubled Debt Restructurings:
Commercial, financial, and agricultural:
Commerical	1	$810
Financial	-	-
Agricultural	-	-
Equity lines	-	-
Other	-	-
Commercial real estate:
Owner occupied	1	273
Non Owner occupied	4	4,499
Residential real estate:
Secured by first liens	10	1,140
Secured by junior liens	1	94
Acquisition, development and construction:
Residential	-	-
Other	2	1,820
Consumer	-	-
	19	$8,636

No loans were modified as TDRs during the three months ended September 30, 2016. During the nine months ended September 30, 2016, two loans were modified as TDRs. One modification involved a 2.25% reduction of the stated interest rate of the loan and an extension of the maturity date for 277 months while the other modification involved a 0.50% rate reduction.

During the three and nine months ended September 30, 2015, two loans were modified as TDRs. One modification involved a 2.50% reduction of the stated interest rate of the loan and an extension of the maturity date for 38 months while the other modification involved a 3.00% rate reduction and an extension of the maturity date for 42 months.

The following tables present loans by class modified as TDRs that occurred during the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding	Number of	Outstanding	Outstanding
	Loans	Recorded Investment	Recorded Investment	Loans	Recorded Investment	Recorded Investment
	(Dollars in thousands)			(Dollars in thousands)
Troubled Debt Restructurings:
Commercial, financial, and agricultural:
Commerical	-	$-	$-	1	$2,046	$846
Financial	-	-	-	-	-	-
Agricultural	-	-	-	-	-	-
Equity lines	-	-	-	-	-	-
Other	-	-	-	-	-	-
Commercial real estate:
Owner occupied	-	-	-	-	-	-
Non Owner occupied	-	-	-	-	-	-
Residential real estate:
Secured by first liens	-	-	-	1	86	82
Secured by junior liens	-	-	-	-	-	-
Acquisition, development and construction:
Residential	-	-	-	-	-	-
Other	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
	-	$-	$-	2	$2,132	$928

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number of	Outstanding	Outstanding	Number of	Outstanding	Outstanding
	Loans	Recorded Investment	Recorded Investment	Loans	Recorded Investment	Recorded Investment
	(Dollars in thousands)			(Dollars in thousands)
Troubled Debt Restructurings:
Commercial, financial, and agricultural:
Commerical	-	$-	$-	$1	$2,046	$846
Financial	-	-	-	-	-	-
Agricultural	-	-	-	-	-	-
Equity lines	-	-	-	-	-	-
Other	-	-	-	-	-	-
Commercial real estate:
Owner occupied	1	4,508	3,370	-	-	-
Non Owner occupied	1	1,824	1,335	-	-	-
Residential real estate:
Secured by first liens	-	-	-	1	86	82
Secured by junior liens	-	-	-	-	-	-
Acquisition, development and construction:
Residential	-	-	-	-	-	-
Other	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
	2	$6,332	$4,705	2	$2,132	$928

There was no increase to the allowance for loan losses or resultant charge-offs on the TDRs described in the previous two tables during the three and nine months ended September 30, 2016 and 2015.

Charge-offs on such loans are factored into the rolling historical loss rate, which is used in the calculation of the allowance for loan losses.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no TDRs with payment defaults during the three and nine months ended September 30, 2016.

During the three and nine months ended September 30, 2015, one ADC loan with a recorded investment of $1,372 defaulted during the third quarter of 2015 and the default occurred within the twelve month period following the loan modification.

The terms of certain other loans were modified during the three and nine month periods ended September 30, 2016 and 2015 that did not meet the definition of a TDR. Loans modified during the three month periods have a total recorded investment as of September 30, 2016 and 2015 of $1,265 and $2,791, respectively, and had delays in payment of 30 days in 2016 and delays of 30 days to 2 months in 2015. Loans modified during the nine month periods have a total recorded investment as of September 30, 2016 and 2015 of $4,862 and $6,810, respectively, and had delays in payment ranging from 30 days to 3 months in 2016 and 2015. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of September 30, 2016 and December 31, 2015, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows.

	September 30, 2016
	Pass	Watch	Substandard	Doubtful
	(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$132,336	4,882	1,111	—
Financial	3,871	—	—	—
Agricultural	6,315	1,065	2,761	—
Equity lines	39,654	1,176	306	—
Other	22,474	307	58	—
Commercial real estate:
Owner occupied	215,769	9,667	10,773	—
Non Owner occupied	135,485	6,779	3,409	—
Residential real estate:
Secured by first liens	236,950	3,433	5,292	—
Secured by junior liens	3,922	115	399	—
Acquisition, development and construction:
Residential	53,181	79	—	—
Other	108,515	5,260	1,361	—
Consumer	19,740	306	61	—
	$978,212	33,069	25,531	—

	December 31, 2015
	Pass	Watch	Substandard	Doubtful
	(Dollars in thousands)
Commercial, financial, and agricultural:
Commerical	$120,385	4,469	1,751	—
Financial	4,678	—	—	—
Agricultural	7,758	2,641	495	—
Equity lines	39,576	691	344	—
Other	27,532	329	63	—
Commercial real estate:
Owner occupied	208,370	14,545	6,448	—
Non Owner occupied	124,945	5,632	6,626	—
Residential real estate:
Secured by first liens	213,167	6,370	4,604	—
Secured by junior liens	4,455	134	431	—
Acquisition, development and construction:
Residential	54,168	98	—	—
Other	119,330	7,354	3,342	—
Consumer	18,156	358	70	—
	$942,520	42,621	24,174	—

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

In determining the appropriate levels, the Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on matrix pricing which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities relationship to other benchmark quoted securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other non-observable market indicators (Level 3). The fair values of Level 3 investment securities are determined by an independent third party. These valuations are then reviewed by the Company’s Controller and Chief Financial Officer. Discounted cash flows are calculated using spread to swap and LIBOR curves that are updated to incorporate loss severities, volatility, credit spread and optionality. During times when trading is more liquid, broker quotes are used (if available) to validate the model. Rating agency and industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into the calculations.

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

Assets and Liabilities Measured on a Recurring Basis

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as of September 30, 2016 and December 31, 2015.

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	September 30,	Identical Assets	Observable Inputs	Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Available-for-sale securities
Obligations of U.S. Government agencies	$73,066	-	73,066	-
Obligations of states and political subdivisions	123,626	-	123,626	-
Mortgage-backed securities
U.S. GSE's MBS - residential	132,249	-	132,249	-
U.S. GSE's MBS - commercial	28,874	-	28,874	-
U.S. GSE's CM O	185,717	-	185,717	-
Corporate bonds	114,913	-	114,913	-
Total available-for-sale securities	$658,445	-	658,445	-
Loans held for sale	12,110	-	12,110	-
Mortgage banking derivatives	19	-	19	-
	$670,574	-	670,574	-
Liabilities:
Interest rate swap derivatives	2,890	-	2,890	-
	$2,890	-	2,890	-

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Available-for-sale securities
Obligations of U.S. Government agencies	$145,976	-	145,976	-
Obligations of states and political subdivisions	140,060	-	140,060	-
Mortgage-backed securities
U.S. GSE's MBS - residential	121,508	-	121,508	-
U.S. GSE's MBS - commercial	21,669	-	21,669	-
U.S. GSE's CM O	145,577	-	145,577	-
Corporate bonds	116,773	-	116,773	-
Total available-for-sale securities	$691,563	-	691,563	-
Loans held for sale	18,647	-	18,647	-
Mortgage banking derivatives	24	-	24	-
	$710,234	-	710,234	-
Liabilities:
Interest rate swap derivatives	2,013	-	2,013	-
	$2,013	-	2,013	-

The Company’s policy is to recognize transfers into or out of a level as of the end of the reporting period.

Transfers between Level 1 and Level 2:

No securities were transferred between Level 1 and Level 2 during the three and nine months ended September 30, 2016 and 2015.

Transfers between Level 2 and Level 3:

No securities were transferred between Level 2 and Level 3 during the three months ended September 30, 2016 and 2015. No securities were transferred between Level 2 and Level 3 during the nine months ended September 30, 2016. During the nine months ended September 30, 2015, one corporate security was transferred out of Level 3 and into Level 2 based on observable market data for this security due to increased market activity for this security. This security with a market value of $138 as of March 31, 2015 was transferred on March 31, 2015.

During the nine months ended September 30, 2016, there were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

The following table presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2015.

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

At September 30, 2016 and December 31, 2015, there were no financial instruments measured at fair value on a recurring basis using level 3 inputs.

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2016 and December 31, 2015 are summarized below.

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	September 30,	Identical Assets	Observable Inputs	Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired loans (1)	$7,621	-	-	7,621

Other real estate owned	276	-	-	276

	$7,897	-	-	7,897

(1) Includes loans directly charged down to fair value and loans with specific reserves

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
		(Dollars in thousands)
Assets:
Impaired loans (1)	$10,171	-	-	10,171

Other real estate owned	360	-	-	360

	$10,531	-	-	10,531

(1) Includes loans directly charged down to fair value and loans with specific reserves

The following represents impairment charges recognized during the period:

Impaired loans, which are measured for impairment using the fair value of collateral for collateral dependent loans, had a recorded investment of $8,904, with a valuation allowance of $1,283, resulting in an additional provision for loan losses of $1,084 and $1,317 for the three and nine months ended September 30, 2016.

As of December 31, 2015, impaired loans had a recorded investment of $10,171, resulting in an additional provision for loan losses of $3,342 for the year ending 2015.

Other real estate owned was $276 which consisted of the outstanding balance of $607, less a valuation allowance of $331, resulting in a write down of $84 for the three and nine months ended September 30, 2016.

As of December 31, 2015, other real estate owned was $360 which consisted of the outstanding balance of $607, less a valuation allowance of $247. There were no write downs on this property during the year ended 2015.

The following tables present quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2016 and December 31, 2015.

	Sept. 30,	Valuation	Unobservable	Range
	2016	Techniques	Inputs	(Weighted Avg)
	(Dollars in thousands)

Impaired loans	$7,621	sales comparison	adjustment for	0.00% - 146.92% (18.33%)
			differences between
			the comparable sales
		income approach	capitalization rate	8.25% - 9.75% (9.38%)
		liquidation value

Other real estate owned	276	sales comparison	adjustment for	10.00% - 30.00% (20.00%)
			differences between
			the comparable sales

	Dec. 31,	Valuation	Unobservable	Range
	2015	Techniques	Inputs	(Weighted Avg)
	(Dollars in thousands)

Impaired loans	$10,171	sales comparison	adjustment for	0.00% - 70.99% (15.71%)
			differences between
			the comparable sales
		income approach	capitalization rate	8.25% - 10.82% (9.69%)
		income approach	discount rate	4.75%
		liquidation value

Other real estate owned	360	sales comparison	adjustment for	11.00% - 25.00% (18.00%)
			differences between
			the comparable sales

Fair Value Option:

The Company has elected the fair value option for loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. None of these loans are past due 90 days or more or on nonaccrual as of September 30, 2016 and December 31, 2015.

As of September 30, 2016 and December 31, 2015, the aggregate fair value, unpaid principal balance (including accrued interest), and gain or loss was as follows:

	Sept. 30, 2016	Dec. 31, 2015
	(Dollars in thousands)

Aggregate fair value	$12,110	18,647
Unpaid principal balance	11,796	18,344
Gain	314	303

Interest income on loans held for sale is recognized based on contractual rates and is reflected in loan interest income in the consolidated statements of comprehensive income. The following table details gains and losses from changes in fair value included in earnings for the three and nine months ended September 30, 2016 and 2015 for loans held for sale.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Dollars in thousands)		(Dollars in thousands)

Change in fair value	$(124)	30	11	124

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

The carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2016 and December 31, 2015, not previously presented, are as follows:

	September 30, 2016
	Carrying	Fair Value Measurements
	amount	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$95,392	95,392	95,392	-	-
Loans, net	1,007,802	1,006,186	-	-	1,006,186
Restricted equity securities	5,478	N/A
Financial liabilities:
Deposits with stated maturities	290,879	291,581	-	291,581	-
Deposits without stated maturities	1,263,457	1,263,457	1,263,457	-	-
Securities sold under repurchase agreements	550	550	550	-	-
Advances from FHLB	90,000	91,418	-	91,418	-
Subordinated debentures	20,000	15,213	-	-	15,213

	December 31, 2015
	Carrying	Fair Value Measurements
	amount	Total	Level 1	Level 2	Level 3
		(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$42,917	42,917	42,917	-	-
Loans, net	977,611	981,011	-	-	981,011
Restricted equity securities	5,169	N/A
Financial liabilities:
Deposits with stated maturities	333,345	334,920	-	334,920	-
Deposits without stated maturities	1,195,735	1,195,735	1,195,735	-	-
Securities sold under repurchase agreements	15,684	15,691	15,691	-	-
Advances from FHLB	85,000	86,854	-	86,854	-
Subordinated debentures	20,000	15,065	-	-	15,065

Note 5 – Stock-Based Compensation

The Company’s 2006 Long Term Incentive Plan provides for the issuance of restricted stock awards to officers and directors. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date.

On March 19, 2014, the Compensation Committee of the Company approved grants of 63,000 shares to certain of its directors and executive officers. The fair value of the stock was determined using the closing price on date of grant. The shares vest in equal one-third increments on each of February 1, 2015; February 1, 2016; and February 1, 2017. For the nine months ended September 30, 2016 and 2015, the Company recognized $350 in compensation expense related to the restricted stock awards.

A summary of changes in the Company’s nonvested shares for the nine month period ended September 30, 2016 is as follows:

		Weighted Avg
	Number of	Grant-Date
	Shares	Fair Value

Nonvested at January 1, 2016	42,000	$21.60
Granted	-	-
Vested	(21,000)	21.60
Forfeited	-	-
Nonvested at September 30, 2016	21,000	$21.60

As of September 30, 2016, there was $156 of total unrecognized compensation cost related to nonvested shares granted under the Plan. This cost is being recognized over a period of four months.

The total fair value of shares vested during the nine month period ended September 30, 2016 was $693 based on the market price as of the vesting date.

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

Summary information about the interest rate swaps designated as cash flow hedges as of September 30, 2016 and December 31, 2015 is as follows:

	September 30, 2016	December 31, 2015
	(Dollars in thousands)

Notional Amounts	$10,000	$10,000
Weighted average pay rates	5.35%	5.35%
Weighted average receive rates	2.25%	1.91%
Weigted average maturity	12.33 years	13.08 years
Unrealized losses	$2,890	$2,013

The swaps were forward starting and had effective dates of March 15, 2012 and June 15, 2012. Interest expense recorded on these swap transactions totaled $83 and $93 for the three months ended September 30, 2016 and 2015 and $253 and $279 for the nine months ended September 30, 2016 and 2015, respectively, and is reported as a component of interest expense in other borrowings.

If the fair value falls below specified levels, the Company is required to pledge collateral against these derivative contract liabilities. As of September 30, 2016, the Company had pledged $3,134 with the counterparty. Under certain circumstances, including a downgrade of its credit rating below specified levels, the counterparty is required to pledge collateral against these derivative contract liabilities. As of September 30, 2016, no collateral had been pledged by the counterparty.

Note 7 – Other Comprehensive Income (Loss)

Other comprehensive income (loss) for the Company consists of changes in net unrealized gains and losses on investment securities available-for-sale and interest rate swap derivatives. The following tables present a summary of the accumulated other comprehensive income (loss) balances, net of tax, as of September 30, 2016 and 2015.

	Unrealized	Unrealized	Accumulated Other
	Gain (Loss) on	Gain (Loss) on	Comprehensive
	Derivatives	Securities	Income (Loss)
	(Dollars in thousands)

Balance, June 30, 2016	$(1,816)	$8,322	$6,506

Current Quarter change	50	(2,165)	(2,115)
Balance, September 30, 2016	$(1,766)	$6,157	$4,391

	Unrealized	Unrealized	Accumulated Other
	Gain (Loss) on	Gain (Loss) on	Comprehensive
	Derivatives	Securities	Income (Loss)
	(Dollars in thousands)

Balance, June 30, 2015	$(1,049)	$(337)	$(1,386)

Current Quarter change	(307)	3,445	3,138
Balance, September 30, 2015	$(1,356)	$3,108	$1,752

	Unrealized	Unrealized	Accumulated Other
	Gain (Loss) on	Gain (Loss) on	Comprehensive
	Derivatives	Securities	Income (Loss)
	(Dollars in thousands)

Balance, December 31, 2015	$(1,229)	$18	$(1,211)

Current Year change	(537)	6,139	5,602
Balance, September 30, 2016	$(1,766)	$6,157	$4,391

	Unrealized	Unrealized	Accumulated Other
	Gain (Loss) on	Gain (Loss) on	Comprehensive
	Derivatives	Securities	Income (Loss)
	(Dollars in thousands)

Balance, December 31, 2014	$(1,197)	$1,268	$71

Current Year change	(159)	1,840	1,681
Balance, September 30, 2015	$(1,356)	$3,108	$1,752

The following tables present reclassifications out of accumulated other comprehensive income (loss).

	Three Months Ended September 30,
	2016	2015
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount reclassified from Accumulated Other Comprehensive Income	Amount reclassified from Accumulated Other Comprehensive Income	Affected line item in the Statement where Net Income is presented
(Dollars in thousands)
Unrealized gains and losses on available-for-sale securities
	$44	$(165)	Investment securities gains (losses), net
	(14)	53	Tax (expense) benefit
	$30	$(112)	Net of tax

	Nine Months Ended September 30,
	2016	2015
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount reclassified from Accumulated Other Comprehensive Income	Amount reclassified from Accumulated Other Comprehensive Income	Affected line item in the Statement where Net Income is presented
	(Dollars in thousands)
Unrealized gains and losses on available-for-sale securities
	$413	$(1,005)	Investment securities gains (losses), net
	(134)	323	Tax (expense) benefit
	$279	$(682)	Net of tax

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

On July 20, 2016, the Company declared a quarterly cash dividend of $0.16 per share on outstanding shares. The dividend was paid on August 19, 2016 to shareholders of record as of August 5, 2016.

On October 19, 2016, the Company declared a quarterly cash dividend of $0.16 per share on outstanding shares. The dividend is payable on November 18, 2016 to shareholders of record as of November 4, 2016.

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

On June 16, 2016, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with South State Corporation, a South Carolina corporation (“South State”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, the Company will merge with and into South State (the “Merger”), with South State as the surviving corporation in the Merger. Immediately following the Merger, the Company’s wholly-owned subsidiary bank, Georgia Bank & Trust Company of Augusta (“Georgia Bank & Trust”), will merge with and into South State’s wholly-owned subsidiary bank, South State Bank (the “Bank Merger”), with South State Bank as the surviving entity in the Bank Merger. As of October 17, 2016, South State received all regulatory approvals for the Merger and the Bank Merger. A special meeting of shareholders of Southeastern Bank Financial was held on October 18, 2016 where shareholders voted to approve the Merger. The Company expects to complete the Merger on or around January 3, 2017.

The Company’s services include the origination of residential and commercial real estate loans, construction and development loans, and commercial and consumer loans. The Company also offers a variety of deposit programs, including noninterest-bearing demand, interest checking, money management, savings, and time deposits. In its primary market area, the Augusta-Richmond County, GA-SC metropolitan area, the Company had 19.93% of all deposits and was the second largest depository institution and the largest locally based institution at June 30, 2016, as cited from the Federal Deposit Insurance Corporation’s (“FDIC”) website. Securities sold under repurchase agreements are also offered. Additional services include wealth management, trust, retail investment, and mortgage. As a matter of practice, most mortgage loans are sold in the secondary market; however, some mortgage loans are placed in the portfolio based on asset/liability management strategies. The Company continues to concentrate on increasing its market share through various new deposit and loan products and other financial services and by focusing on its customer relationship management philosophy. The Company is committed to building life-long relationships with its customers, employees, shareholders, and the communities it serves.

The Company’s primary source of income is from its lending activities, followed by interest income from its investment activities, service charges and fees on deposits and gain on sales of mortgage loans in the secondary market. Interest income on loans including loans held for sale increased $348 or 0.99% for the first nine months of 2016 as compared to the first nine months of 2015 and was due to higher average balances of loans offset by lower yields. Interest income on investment securities increased $172 or 1.51% due to higher yields. Gain on sales of loans increased $837 or 15.74% due primarily to increased mortgage originations and refinancing activity during the first nine months of the year.

Table 1 - Selected Financial Data

	September 30,	December 31,	S eptember 30,
	2016	2015	2015
	(Dollars in thousands)

Assets	1,875,529	$1,840,365	$1,816,968
Investment securities	658,445	691,563	696,994
Loans	1,036,791	1,009,149	962,414
Deposits	1,554,336	1,529,080	1,540,980

Annualized return on average total assets	1.00%	1.08%	1.10%
Annualized return on average equity	10.31%	11.87%	12.23%

Annualized return on average total assets was 1.00% for the nine months ended September 30, 2016, a decrease from 1.10% for the same period last year and annualized return on average equity was 10.31% for the nine months ended September 30, 2016, a decrease from 12.23% for the same period last year. Net income for the nine months ended September 30, 2016 was $13,967 compared to $14,761 for the same period in 2015.

Table 2 highlights significant changes in the balance sheet at September 30, 2016 as compared to December 31, 2015. Total assets increased $35,164 and reflect increases in cash and equivalents of $52,475 and loans of $27,642. Partially offsetting these increases were decreases in investment securities of $33,118 and a $3,070 decrease in deferred tax asset. Total liabilities increased $16,478 and reflect increases in deposits of $25,256 and advances from FHLB of $5,000 offset by a $15,134 decrease in securities sold under repurchase agreements. Stockholders’ equity increased $18,686 and was due primarily to an increase in retained earnings of $10,722 and an increase in accumulated other comprehensive income, net of $5,602.

Table 2 - Selected Balance Sheet Data

	September 30,	December 31,	Variance
	2016	2015	Amount	%
	(Dollars in thousands)
Cash, due from banks and interest-bearing deposits	$95,392	$42,917	$52,475	122.27%
Investment securities	658,445	691,563	(33,118)	(4.79%)
Loans	1,036,791	1,009,149	27,642	2.74%
Other real estate owned	276	360	(84)	(23.33%)
Deferred tax asset	10,888	13,958	(3,070)	(21.99%)
Assets	1,875,529	1,840,365	35,164	1.91%
Deposits	1,554,336	1,529,080	25,256	1.65%
Securities sold under repurchase agreements	550	15,684	(15,134)	(96.49%)
Advances from Federal Home Loan Bank	90,000	85,000	5,000	5.88%
Liabilities	1,686,930	1,670,452	16,478	0.99%
Stockholders' equity	188,599	169,913	18,686	11.00%

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

Fair Value of Financial Instruments

A significant portion of the Company’s assets are financial instruments carried at fair value. This includes securities available-for-sale, loans held for sale, certain impaired loans, mortgage banking derivatives and other real estate owned. At September 30, 2016 and December 31, 2015 the percentage of total assets measured at fair value was 36.17% and 39.16%, respectively. The majority of assets carried at fair value are based on either quoted market prices or market prices for similar instruments. At September 30, 2016, 1.16% of assets measured at fair value were based on significant unobservable inputs. This consisted primarily of impaired loans and other real estate owned and represents approximately 0.42% of the Company’s total assets. See Note 4 “Fair Value Measurements” in the “Notes to Consolidated Financial Statements” herein for additional disclosures regarding the fair value of financial instruments.

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

Investment Securities

The fair values for available-for-sale securities are generally based upon quoted market prices or observable market prices for similar instruments. These values take into account recent market activity as well as other market observable data such as interest rate, spread and prepayment information. When market observable data is not available, which generally occurs due to the lack of liquidity for certain securities, the valuation of the security is subjective and may involve substantial judgment. The Company conducts periodic reviews to identify and evaluate each available-for-sale security that has an unrealized loss for other-than-temporary impairment. An unrealized loss exists when the fair value of an individual security is less than its amortized cost basis. The primary factors the Company considers in determining whether an impairment is other-than-temporary are the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and whether the Company intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis. As of September 30, 2016, the Company had no securities valued using unobservable inputs (Level 3).

Results of Operations

Net income for the first nine months of 2016 was $13,967, a decrease of $794 or 5.38% compared with net income of $14,761 for the first nine months of 2015. Increases in net interest income, gain on sales of loans and investment securities gains (losses), net, as well as a reduction in prepayment fees were offset by increased provision for loan losses and merger-related expenses.

Total other comprehensive income for the first nine months of 2016 was $5,602 compared to total other comprehensive income of $1,681 in the first nine months of 2015. The change was due primarily to an increase in the unrealized gain on securities available-for-sale of $8,454 during the nine months ended September 30, 2016 as compared to the same period last year which was caused by a decrease in market interest rates and therefore an increase in the market value of the portfolio.

Noninterest income increased $2,666 or 18.98% for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 and resulted primarily from increases in gain on sales of loans of $837 and investment securities gains (losses), net of $1,418.

Noninterest expense totaled $36,801 for the nine months ended September 30, 2016, an increase of $1,954, or 5.61% compared to the same period ended September 30, 2015. The change was primarily due to merger-related expenses of $1,598 and an increase in salaries and other personnel expense of $535 partially offset by reduction in prepayment fees of $955.

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

Table 3 - Average Balances, Income and Expenses, Yields and Rates

	Three Months Ended Sept. 30, 2016			Three Months Ended Sept. 30, 2015
	Average Amount	Annualized Average Yield or Rate	Amount Paid or Earned	Average Amount	Annualized Average Yield or Rate	Amount Paid or Earned
	(Dollars in thousands)
Interest-earning assets:
Loans	1,024,469	4.51%	11,748	944,967	4.70%	11,302
Loans held for sale	17,326	2.72%	119	34,849	3.21%	282
Investment securities
Taxable	559,982	2.18%	3,051	582,274	2.15%	3,123
Tax-exempt	104,746	2.93%	768	111,353	2.95%	822
Interest-bearing deposits in other banks	18,276	1.15%	53	5,204	1.52%	20
Total interest-earning assets	$1,724,799	3.60%	$15,739	$1,678,647	3.66%	$15,549

Interest-bearing liabilities:
Deposits	$1,309,136	0.41%	$1,337	$1,315,421	0.44%	$1,443
Securities sold under repurchase agreements	635	0.63%	1	3,843	0.62%	6
Other borrowings	110,000	2.31%	641	79,043	2.82%	562
Total interest-bearing liabilities	$1,419,771	0.55%	$1,979	$1,398,307	0.57%	$2,011

Net interest margin/income:		3.15%	$13,760		3.18%	$13,538

Table 4 - Average Balances, Income and Expenses, Yields and Rates

	Nine Months Ended Sept. 30, 2016			Nine Months Ended Sept. 30, 2015
	Average Amount	Annualized Average Yield or Rate	Amount Paid or Earned	Average Amount	Annualized Average Yield or Rate	Amount Paid or Earned
	(Dollars in thousands)
Interest-earning assets:
Loans	1,021,887	4.55%	35,247	958,103	4.80%	34,707
Loans held for sale	17,671	2.99%	397	25,119	3.13%	589
Investment securities
Taxable	555,344	2.20%	9,177	564,598	2.16%	9,128
Tax-exempt	108,823	2.92%	2,385	102,330	2.95%	2,262
Interest-bearing deposits in other banks	20,542	1.04%	160	8,996	0.80%	54
Total interest-earning assets	$1,724,267	3.63%	$47,366	$1,659,146	3.74%	$46,740

Interest-bearing liabilities:
Deposits	$1,310,057	0.42%	$4,096	$1,305,290	0.45%	$4,354
Securities sold under repurchase agreements	2,265	0.66%	11	2,933	0.51%	11
Other borrowings	109,331	2.31%	1,900	81,920	2.98%	1,826
Total interest-bearing liabilities	$1,421,653	0.56%	$6,007	$1,390,143	0.60%	$6,191

Net interest margin/income:		3.17%	$41,359		3.24%	$40,549

Third Quarter 2016 compared to Third Quarter 2015:

Net interest income increased $222 (1.64%) during the three month period ended September 30, 2016 as compared to the same period in 2015 and resulted from increased interest on loans offset by decreased interest on investment securities and lower rates paid on deposits.

Loan interest income increased $446 (3.95%) in the three month period as compared to the same period in the prior year. The change resulted primarily from a $79,502 increase in average balances offset by a decrease in yields from 4.70% to 4.51%. Interest on loans held for sale decreased $163 (57.80%) and resulted from both a $17,523 decrease in average loans and a decrease in yields from 3.21% to 2.72%.

Interest income on taxable investment securities decreased $72 or 2.31% and interest income on tax-exempt investment securities decreased $54 or 6.57%. The decreases were due primarily to decreased volumes. Average taxable investment balances decreased $22,292 or 3.83% and average tax-exempt balances decreased $6,607 or 5.93%. The average yield on the taxable investment portfolio increased from 2.15% in the third quarter of 2015 to 2.18% in the third quarter of 2016 while the average yield on the tax-exempt investment portfolio decreased from 2.95% in the third quarter of 2015 to 2.93% in the third quarter of 2016.

Total interest income increased $190 (1.22%) and average yields on interest-earning assets decreased from 3.66% in 2015 to 3.60% in 2016.

Deposit interest expense decreased $106 (7.35%) in the three month period as compared to the same period in the prior year, primarily as a result of lower rates paid on deposits. Due to these reductions and the low interest rate environment, the annualized average rate of interest bearing liabilities decreased from 0.57% in the third quarter of 2015 to 0.55% in the third quarter of 2016.

The Company’s net interest margin for the three months ended September 30, 2016 decreased 3 basis points to 3.15% compared to 3.18% for the three months ended September 30, 2015. The decrease in the net interest margin was due primarily to reduced loan yields.

Nine Months Ended September 30, 2016 compared to Nine Months Ended September 30, 2015:

Net interest income increased $810 (2.00%) during the nine month period ended September 30, 2016 as compared to the same period in 2015 and resulted from higher levels of interest earning assets and lower rates paid on deposits.

Loan interest income increased $540 (1.56%) in the nine month period as compared to the same period in the prior year. The change resulted primarily from a $63,784 increase in average loans offset by a decrease in yields from 4.80% to 4.55%. Interest on loans held for sale decreased $192 (32.60%) and resulted primarily from a $7,448 decrease in average loans and to a lesser degree a decrease in yields from 3.13% to 2.99%.

Interest income on taxable investment securities increased $49 or 0.54% and interest income on tax-exempt investment securities increased $123 or 5.44%. The increases were due primarily to yields for taxable securities and volume for tax-exempt securities. Average taxable investment balances decreased $9,254 or 1.64% and average tax-exempt balances increased $6,493 or 6.35%. The average yield on the taxable investment portfolio increased from 2.16% in 2015 to 2.20% in 2016 and the average yield on the tax-exempt investment portfolio decreased from 2.95% in 2015 to 2.92% in 2016.

Total interest income increased $626 (1.34%) and average yields on interest-earning assets decreased from 3.74% in 2015 to 3.63% in 2016.

Deposit interest expense decreased $258 (5.93%) in the nine month period as compared to the same period in the prior year, primarily as a result of lower rates paid on deposits offset in part by an increase in average deposits of $4,767. Due to these reductions and the low interest rate environment, the annualized average rate of interest bearing liabilities decreased from 0.60% in 2015 to 0.56% in 2016.

The Company’s net interest margin for the nine months ended September 30, 2016 decreased 7 basis points to 3.17% compared to 3.24% for the nine months ended September 30, 2015. The decrease in the net interest margin was due primarily to reduced loan yields.

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

Table 5 - Rate/Volume Analysis

	Three Months Ended Sept. 30, 2016
	compared to Three Months Ended Sept. 30, 2015
	Increase (Decrease) due to
	Volume	Rate	Combined	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	951	(466)	(39)	446
Loans held for sale	(142)	(42)	21	(163)
Investment securities
Taxable	(119)	49	(2)	(72)
Tax-exempt	(49)	(5)	-	(54)
Interest-bearing deposits in other banks	50	(5)	(12)	33
Total interest-earning assets	691	(469)	(32)	190

Interest-bearing liabilities:
Deposits	(7)	(100)	1	(106)
Securities sold under repurchase agreements	(5)	-	-	(5)
Other borrowings	220	(101)	(40)	79
Total interest-bearing liabilities	208	(201)	(39)	(32)

Net change in net interest income				$222

Table 6- Rate/Volume Analysis

	Nine Months Ended Sept. 30, 2016
	compared to Nine Months Ended Sept. 30, 2015
	Increase (Decrease) due to
	Volume	Rate	Combined	Total
		(Dollars in thousands)
Interest-earning assets:
Loans	2,311	(1,660)	(111)	540
Loans held for sale	(175)	(24)	7	(192)
Investment securities
Taxable	(150)	202	(3)	49
Tax-exempt	144	(20)	(1)	123
Interest-bearing deposits in other banks	69	16	21	106
Total interest-earning assets	2,199	(1,486)	(87)	626

Interest-bearing liabilities:
Deposits	16	(273)	(1)	(258)
Securities sold under repurchase agreements	(3)	3	-	-
Other borrowings	611	(402)	(135)	74
Total interest-bearing liabilities	624	(672)	(136)	(184)

Net change in net interest income				$810

Provision for Loan Losses

The provision for loan losses is the charge to operating earnings necessary to maintain the allowance for loan losses at a level which, in management’s estimate, is adequate to cover the estimated amount of probable incurred losses in the loan portfolio. A provision for loan losses totaling $93 was recognized for the three months ended September 30, 2016 compared to $132 for the three months ended September 30, 2015 and a provision of $561 for the nine months ended September 30, 2016 compared to a credit for loan losses of $2,011 for the same period in 2015. See “Allowance for Loan Losses” for further analysis of the provision for loan losses.

Noninterest Income

Table 7 - Noninterest Income

	Three Months Ended				Nine Months Ended
	September 30,		Variance		September 30,		Variance
	2016	2015	Amount	%	2016	2015	Amount	%
	(Dollars in thousands)				(Dollars in thousands)

Service charges and fees on deposits	$1,833	$1,831	$2	0.11%	$5,403	$5,418	$(15)	(0.28%)
Gain on sales of loans	2,087	2,007	80	3.99%	6,156	5,319	837	15.74%
(Loss) gain on sale of fixed assets, net	(5)	58	(63)	(108.62%)	(5)	(3)	(2)	66.67%
Investment securities gains (losses), net	44	(165)	209	(126.67%)	413	(1,005)	1,418	(141.09%)
Retail investment income	680	589	91	15.45%	1,772	1,635	137	8.38%
Trust service fees	350	357	(7)	(1.96%)	1,087	1,048	39	3.72%
Earnings from cash surrender value of bank-owned life insurance	359	365	(6)	(1.64%)	1,019	924	95	10.28%
Miscellaneous income	236	265	(29)	(10.94%)	866	709	157	22.14%
Total noninterest income	$5,584	$5,307	$277	5.22%	$16,711	$14,045	$2,666	18.98%

Third Quarter 2016 compared to Third Quarter 2015:

Noninterest income increased $277 (5.22%) during the three month period ended September 30, 2016 as compared to the same period in 2015. The change was mostly due to an increase in investment securities gains (losses), net of $209 (126.67%). In addition, retail investment income increased $91 (15.45%) and gain on sales of loans increased $80 (3.99%).

Nine Months Ended September 30, 2016 compared to Nine Months Ended September 30, 2015:

Noninterest income increased $2,666 (18.98%) during the nine month period ended September 30, 2016 as compared to the same period in 2015. The change was mostly due to an increase in investment securities gains (losses), net of $1,418 (141.09%) and gain on sales of loans of $837 (15.74%).

Noninterest Expense

Table 8 - Noninterest Expense

	Three Months Ended				Nine Months Ended
	September 30,		Variance		September 30,		Variance
	2016	2015	Amount	%	2016	2015	Amount	%
	(Dollars in thousands)				(Dollars in thousands)
Salaries and other personnel expense	$6,717	$6,719	$(2)	(0.03%)	$20,503	$19,968	$535	2.68%
Occupancy expenses	1,101	1,040	61	5.87%	3,265	3,088	177	5.73%
Marketing & business development	484	597	(113)	(18.93%)	1,632	1,590	42	2.64%
Processing expense	964	872	92	10.55%	2,724	2,557	167	6.53%
Legal and professional fees	388	422	(34)	(8.06%)	1,219	1,234	(15)	(1.22%)
Merger-related expenses	541	-	541	100.00%	1,598	-	1,598	100.00%
Data processing expense	515	404	111	27.48%	1,512	1,181	331	28.03%
FDIC insurance	239	201	38	18.91%	693	633	60	9.48%
Communications expense	297	266	31	11.65%	961	825	136	16.48%
Prepayment fees	-	-	-	0.00%	-	955	(955)	(100.00%)
Loss (gain) on sale of other real estate, net	17	(2)	19	(950.00%)	24	(116)	140	(120.69%)
Provision for other real estate losses	84	12	72	600.00%	84	14	70	500.00%
Loan costs (excluding OREO)	244	274	(30)	(10.95%)	591	787	(196)	(24.90%)
Other operating expenses	563	766	(203)	(26.50%)	1,995	2,131	(136)	(6.38%)
Total noninterest expense	$12,154	$11,571	$583	5.04%	$36,801	$34,847	$1,954	5.61%

Third Quarter 2016 compared to Third Quarter 2015:

Noninterest expense increased $583 (5.04%) during the three month period ended September 30, 2016 as compared to the same period in 2015. The increase was mainly due to merger-related expenses of $541 (100.00%) from the South State Merger announced in the second quarter of 2016. In addition, data processing expense increased $111 (27.48%) due to increased investment in technology and was offset by a $113 decrease in marketing and business development expense.

Nine Months Ended September 30, 2016 compared to Nine Months Ended September 30, 2015:

Noninterest expense increased $1,954 (5.61%) during the nine month period ended September 30, 2016 as compared to the same period in 2015. The increase was mainly due to merger-related expenses of $1,598 (100.00%) from the South State Merger announced in the second quarter of 2016, salaries and other personnel expense which increased $535 (2.68%) due to salary increases and increased retirement, incentive and other benefit plan costs and higher commission expense offset by reduction in prepayment fees of $955 (100.00%) due to the penalty incurred on the repayment of an FHLB advance during the second quarter of 2015. In addition, data processing expense increased $331 (28.03%) due to increased investment in technology.

Income Taxes

The Company recognized income tax expense of $2,326 and $6,741 for the three and nine months ended September 30, 2016 as compared to an income tax expense of $2,277 and $6,997 for the same periods in 2015. The effective income tax rate for the three and nine months ended September 30, 2016 was 32.77% and 32.55% compared to 31.88% and 32.16% for the three and nine months ended September 30, 2015. The primary reason for the increase in the effective tax rate as compared to the same periods in 2015 is due to the non-deductibility of certain merger-related transaction costs partially offset by higher levels of tax exempt interest income and an increase in state tax credits utilized.

Loans

The following table presents the composition of the Company’s loan portfolio as of September 30, 2016 and December 31, 2015.

Table 9 - Loan Portfolio Composition

	September 30, 2016		December 31, 2015
	Amount	%	Amount	%
	(Dollars in thousands)
Commercial, financial and agricultural	$216,316	20.86%	$210,712	20.88%
Real estate
Commercial	381,882	36.83%	366,566	36.32%
Residential	250,111	24.13%	229,161	22.71%
Acquisition, development and construction	168,396	16.24%	184,292	18.26%
Total real estate	800,389	77.20%	780,019	77.29%
Consumer
Direct	19,413	1.87%	17,947	1.78%
Revolving	694	0.07%	637	0.06%
Total consumer	20,107	1.94%	18,584	1.84%
Deferred loan origination fees	(21)	(0.00%)	(166)	(0.01%)
Total	$1,036,791	100.00%	$1,009,149	100.00%

At September 30, 2016, 77.20% of the loan portfolio is comprised of real estate loans. Commercial, financial and agricultural loans comprise 20.86%, and consumer loans comprise 1.94% of the portfolio.

Commercial real estate (“CRE”) comprises 36.83% of the loan portfolio and consists of both non-owner occupied and owner occupied properties, where the operations of the commercial entity provide the necessary cash flow to service the debt. For this portion of the real estate loan portfolio, repayment is generally not dependent upon the sale of the real estate held as collateral. Acquisition, development and construction (“ADC”) loans comprise 16.24% of the loan portfolio. The Company carefully monitors the loans in this category since the repayment of these loans is generally dependent upon the sale of the real estate in the normal course of business and can be impacted by national and local economic conditions. The residential category, 24.13% of the portfolio, represents those loans that the Company chooses to maintain in its portfolio rather than selling into the secondary market for marketing and competitive reasons and commercial loans secured by residential real estate.

The Company has no large loan concentrations to individual borrowers. Unsecured loans at September 30, 2016 totaled $33,991.

Interest reserves are established for certain ADC loans and certain CRE loans with major renovations based on the feasibility of the project, the timeframe for completion, the creditworthiness of the borrower and guarantors, and collateral. An interest reserve allows the borrower’s interest cost to be capitalized and added to the loan balance. As a matter of practice GB&T does not generally establish loan funded interest reserves on ADC or CRE loans; however, the Company’s loan portfolio includes six loans with interest reserves at September 30, 2016. The following table details the loans and accompanying interest reserves as of September 30, 2016.

	September 30, 2016
		Reserves
	Balance	Approved	Advanced	Remaining
	(Dollars in thousands)

Loan 1	$1,074	35	8	27
Loan 2	8,300	256	256	-
Loan 3	797	31	5	26
Loan 4	1,167	13	5	8
Loan 5	2,410	200	-	200
Loan 6	268	2	2	-

These ADC and CRE loans have not been renewed or restructured and, as of September 30, 2016, are not on nonaccrual.

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

Nonperforming Assets

Non-performing assets include nonaccrual loans, restructured loans, and other real estate owned. Table 10 shows the current and prior period amounts of non-performing assets. Non-performing assets were $17,482 at September 30, 2016, compared to $17,766 at December 31, 2015 and $13,966 at September 30, 2015. The change from September 2015 to September 2016 was due primarily to a $2,456 decrease in restructured loans and a net increase of $6,056 in nonaccrual loans.

There were no loans past due 90 days or more and still accruing interest at September 30, 2016 and 2015. At December 31, 2015 there were $127 of loans past due 90 days or more and still accruing interest.

Troubled debt restructurings (TDRs) are troubled loans in which the original terms have been modified in favor of the borrower and either principal or interest has been forgiven due to deterioration in the borrower’s financial condition. There was $7,460 in TDRs at September 30, 2016, of which $6,534 were on nonaccrual status. TDRs totaled $8,636 at December 31, 2015, of which $5,274 were on nonaccrual status, and $8,851 at September 30, 2015, of which $5,469 were on nonaccrual status.

Table 10 - Non-Performing Assets

	September 30, 2016	December 31, 2015	September 30, 2015
	(Dollars in thousands)
Nonaccrual loans:
Commercial, financial and agricultural	$887	$1,151	$1,204
Real Estate:
Commercial	10,307	6,763	3,040
Residential	4,301	3,560	3,324
Acquisition, development and construction	745	2,537	2,622
Consumer	40	33	34
Total Nonaccrual loans	16,280	14,044	10,224
Restructured loans (1)	926	3,362	3,382
Other real estate owned	276	360	360
Total Non-performing assets	$17,482	$17,766	$13,966

Loans past due 90 days or more and still accruing interest	$-	$127	$-

Non-performing assets to total assets	0.93%	0.97%	0.77%

Non-performing assets to period end loans and OREO	1.69%	1.76%	1.45%

Allowance for loan loss to period end nonaccrual loans	131.25%	152.14%	216.94%

(1) Restructured loans on nonaccrual status at period end are included under nonaccrual loans in the table.

The ratio of non-performing assets to total loans and other real estate was 1.69% at September 30, 2016 compared to 1.76% at December 31, 2015 and 1.45% at September 30, 2015. The ratio of allowance for loan losses to total nonaccrual loans was 131.25% at September 30, 2016 compared to 152.14% at December 31, 2015 and 216.94% at September 30, 2015. The resolution of non-performing assets continues to be a priority of management.

Nonaccrual loans increased $6,056 (59.23%) from September 30, 2015 due primarily to an increase in nonaccrual CRE loans, which increased $7,267. Partially offsetting this increase was a decrease in nonaccrual ADC loans of $1,877.

The increase in nonaccrual CRE was due to one troubled loan that moved to nonaccrual status during the last half of the 2015 and one impaired loan that moved to nonaccrual status during the third quarter of 2016. The decrease in restructured loans since September 30, 2015 was due primarily to the repayment of a $2,423 restructured loan.

The following table provides further information regarding the Company’s most significant nonaccrual loans.

Table 11 - Nonaccrual Loans

			Nonaccrual					Appraisal	Appraised
	Balance	Originated	Date	Trigger	Collateral	Allowance	Method	Date	Value
	(Dollars in thousands)
Commercial real estate	$4,150	08/03/12	09/27/16	financial condition	amusement park	$1,150	collateral value	In Process
Commercial real estate	1,335	01/06/11	09/18/15	financial condition	motel	-	collateral value	09/15	2,050
Commercial real estate	3,370	01/17/12	12/21/15	financial condition	land & gym	-	discounted cash flows
	$8,855

Other, net	7,425
Nonaccrual loans at Sept. 30, 2016	$16,280

The following table presents a roll forward of other real estate owned for the nine month periods ended September 30, 2016 and 2015, respectively.

Table 12 - Other Real Estate Owned

	2016	2015
	(Dollars in thousands)

Beginning balance, January 1	$360	$1,107
Additions	303	611
Increase in valuation allowance	(84)	(14)
Sales	(279)	(1,460)
(Loss) gain on sale of OREO	(24)	116
Ending balance, September 30	$276	$360

The following table provides details of other real estate owned as of September 30, 2016, December 31, 2015 and September 30, 2015, respectively.

	September 30, 2016	December 31, 2015	September 30, 2015
	(Dollars in thousands)
Other Real Estate:
Real Estate
Acquisition, development and construction	$607	$607	$608
	607	607	608
Valuation allowance	(331)	(247)	(248)
	$276	$360	$360

In the first nine months of 2016, additions to other real estate owned totaled $303 compared to $611 for the same period in 2015. There was $279 in sales of other real estate for the nine months ended September 30, 2016 compared to $1,460 for the nine months ended September 30, 2015.

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

Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management’s analysis of risk in the loan portfolio. Loans determined to be uncollectible are charged to the allowance for loan losses and subsequent recoveries are added to the allowance. A provision for losses in the amount of $93 was charged to expense for the three months ended September 30, 2016 compared to a provision of $132 for the three months ended September 30, 2015 and a $561 provision for losses was charged to expense for the nine months ended September 30, 2016 compared to a negative provision of $2,011 credited to expense for the nine months ended September 30, 2015.

At September 30, 2016 the ratio of allowance for loan losses to period end loans was 2.06% compared to 2.12% at December 31, 2015 and 2.30% at September 30, 2015. The decline in the overall level of allowance as a percentage of the portfolio is due in part to the decline in the average historical loss rate and the level of recoveries during the quarter.

For the nine months ended September 30, 2016 charge-offs net of recoveries totaled $560 on all loans. This included charge-offs net of recoveries of $305 for consumer loans, 206 for ADC loans, $126 for residential real estate loans and $31 for commercial, financial and agricultural loans. These were partially offset by recoveries net of charge-offs of $108 for CRE loans. The provisions for loan losses allocated to individual portfolio segments are affected by the calculation of average historical net loss rate factors and by the internal and external qualitative factors within each category.

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

Liquidity and Capital Resources

The Company has maintained adequate liquidity to meet operating and loan funding requirements. The loan to deposit ratio at September 30, 2016 was 66.70% compared to 66.00% at December 31, 2015 and 62.45% at September 30, 2015. Deposits at September 30, 2016 and December 31, 2015 include $136,605 and $159,180 of brokered certificates of deposit, respectively. GB&T has also utilized borrowings from the FHLB. GB&T maintains a line of credit with the FHLB approximating 10% of its total assets. FHLB advances are collateralized by eligible first mortgage loans and CRE loans. FHLB advances totaled $90,000 at September 30, 2016. GB&T maintains repurchase lines of credit with SunTrust Robinson Humphrey, Atlanta, Georgia, for advances up to $30,000, of which none was outstanding at September 30, 2016 and a $10,000 repurchase line of credit with CenterState Bank, Orlando, Florida, of which none was outstanding at September 30, 2016. GB&T has a federal funds purchased accommodation with SunTrust Bank, Atlanta, Georgia for advances up to $10,000, of which none was outstanding at September 30, 2016 and a federal funds purchased accommodation with CenterState Bank, Orlando, Florida, for advances up to $10,000, of which none was outstanding at September 30, 2016. The Company also maintains a borrowing facility at the Federal Reserve Bank, under the Borrower-In-Custody Program, of which none was outstanding at September 30, 2016. Additionally, liquidity needs can be supplemented by the structuring of the maturities of investment securities and the pricing and maturities on loans and deposits offered to customers. The Company also uses retail securities sold under repurchase agreements to fund operations. Retail securities sold under repurchase agreements were $550 at September 30, 2016.

Stockholders’ equity to total assets was 10.06% at September 30, 2016 compared to 9.23% at December 31, 2015 and 9.31% at September 30, 2015. The capital of the Company exceeded all required regulatory guidelines at September 30, 2016. The Company’s common equity Tier 1, Tier 1 risk-based, total risk-based and Tier 1 leverage capital ratios were 14.19%, 15.73%, 16.99%, and 10.91%, respectively, at September 30, 2016.

The following table reflects the current regulatory capital levels in more detail, including comparisons to the regulatory minimums.

Table 13 - Regulatory Capital Requirements

September 30, 2016

					To be well capitalized
			For capital adequacy		under prompt corrective
	Actual		purposes (1)		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Southeastern Bank Financial Corporation
Risk-based capital:
Common equity tier 1 capital	$183,957	14.19%	$66,433	5.125%	N/A	N/A
Tier 1 capital	203,957	15.73%	85,877	6.625%	N/A	N/A
Total capital	220,224	16.99%	111,803	8.625%	N/A	N/A
Tier 1 leverage ratio	203,957	10.91%	74,751	4.00%	N/A	N/A

Georgia Bank & Trust Company:
Risk-based capital:
Common equity tier 1 capital	$188,458	14.57%	$66,302	5.125%	$84,090	6.50%
Tier 1 capital	188,458	14.57%	85,707	6.625%	103,495	8.00%
Total capital	204,693	15.82%	111,581	8.625%	129,369	10.00%
Tier 1 leverage ratio	188,458	10.11%	83,850	4.50%	93,167	5.00%

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

Unfunded commitments to extend credit where contractual amounts represent potential credit risk totaled $253,231 at September 30, 2016. This includes standby letters of credit of $4,732 at September 30, 2016. These commitments are primarily at variable interest rates.

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

Table 14 - Commitments and Contractual Obligations

	Less than 1			More than 5
	Year	1 - 3 Years	3 - 5 Years	Years
	(Dollars in thousands)

Lines of credit (1)	$248,499	-	-	-
Standby letters of credit (1)	4,732	-	-	-
Lease agreements	241	240	33	-
Deposits	1,475,363	58,881	20,092	-
Securities sold under repurchase agreements	550	-	-	-
Salary continuation agreements	383	1,528	1,705	33,768
FHLB advances	60,000	30,000	-	-
Subordinated debentures	-	-	-	20,000
Total commitments and contractual obligations	$1,789,768	$90,649	$21,830	$53,768

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2016, there were no substantial changes in the interest rate sensitivity analysis or the sensitivity of market value of portfolio equity for various changes in interest rates calculated as of December 31, 2015. A detailed discussion of market risk is provided in the Company’s 2015 Annual Report on Form 10-K.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information regarding the Company’s purchases of its common stock on a monthly basis during the third quarter of 2016.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Appropriate Dollar Value) of Shares Yet To Be Purchased Under the Plans or Programs (1)
July 1 through July 31, 2016	2,750	50.54	2,750	296,704
August 1 through August 31, 2016	-	-	-	296,704
September 1 through September 30, 2016	-	-	-	296,704
Total	2,750	50.54	2,750	296,704

(1) On October 15, 2014, the Company’s Board of Directors announced the commencement of a stock repurchase program (the “2014 Program”), pursuant to which it will, from time to time, repurchase up to 300,000 shares of its outstanding common stock in the open market or in private transactions. The 2014 Program does not have a stated expiration date.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 in XBRL (eXtensible Business Reporting Language).

SOUTHEASTERN BANK FINANCIAL CORPORATION

Form 10-Q Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHEASTERN BANK FINANCIAL CORPORATION

Date: October 28, 2016	By:	/s/ Darrell R. Rains
Darrell R. Rains
Executive Vice President, Chief
Financial Officer (Duly Authorized
Officer of Registrant and Principal
Financial Officer)

